Form 10-Q
period 2003-06-30
AXIS CAPITAL HOLDINGS L
filed 2003-08-08
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
Commission file number 001-31721

AXIS CAPITAL HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Pitts Bay Road, Pembroke HM 08, Bermuda
(Address of principal executive offices and zip code)

(441) 296-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of August 7, 2003, there were 154,335,528 Common Shares, $0.01 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents	$927,087	$729,296
Investments at fair market value (Amortized cost 2003: $2,355,341; 2002: $1,677,506)	2,394,606	1,702,990
Accrued interest receivable	15,236	16,502
Insurance and reinsurance premium balances receivable	663,758	375,508
Deferred acquisition costs	139,445	77,166
Prepaid reinsurance premiums	145,704	49,673
Reinsurance recoverable	51,841	1,703
Intangible assets	27,579	14,079
Other assets	20,973	19,204
Total Assets	$4,386,229	$2,986,121

Liabilities
Reserve for losses and loss expenses	$569,253	$215,934
Unearned premiums	1,001,225	555,962
Insurance and reinsurance balances payable	214,739	142,696
Accounts payable and accrued expenses	54,375	24,119
Net payable for investments purchased	334,082	86,377
Total Liabilities	2,173,674	1,025,088

Shareholders’ Equity
Share capital (Authorized 800,000,000 common shares, par value $0.0125; issued and outstanding 2003: 138,925,528; 2002: 138,168,520)	1,737	1,727
Additional paid-in capital	1,697,824	1,686,599
Deferred compensation	(17,397)	(20,576)
Accumulated other comprehensive income	37,720	25,484
Retained earnings	492,671	267,799
Total Shareholders’ Equity	2,212,555	1,961,033

Total Liabilities & Shareholders’ Equity	$4,386,229	$2,986,121

See accompanying notes to Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the quarter and six months ended June 30, 2003 and 2002

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$551,450	$260,721	$1,160,037	$526,400
Premiums ceded	(101,626)	(26,758)	(170,069)	(31,812)
Change in unearned premiums	(114,232)	(139,493)	(351,949)	(344,516)
Net premiums earned	335,592	94,470	638,019	150,072

Net investment income	15,904	14,055	27,256	33,837
Net realized gains	15,705	8,690	26,903	9,463
Other insurance related income	10,102	—	11,208	—
Total revenues	377,303	117,215	703,386	193,372

Expenses
Net losses and loss expenses	195,620	55,437	341,955	84,786
Acquisition costs (related party 2003: $21,373; 2002: $7,251; 2003: $39,345; 2002: $10,059)	55,945	20,008	108,980	28,900
General and administrative expenses	21,719	11,859	43,297	18,052
Foreign exchange gains	(12,855)	(115)	(14,742)	(109)
Total expenses	260,429	87,189	479,490	131,629

Income before income taxes	116,874	30,026	223,896	61,743
Income tax recovery (expense)	880	(19)	976	(19)
Net Income	117,754	30,007	224,872	61,724

Other comprehensive income
Unrealized gains arising during the period	4,424	15,965	16,982	3,956
Adjustment for re-classification of gains (losses) realized in income	2,417	5,931	(4,746)	331
Comprehensive income	$124,595	$51,903	$237,108	$66,011

Weighted average common shares and common share equivalents - basic	136,509,891	135,181,081	136,440,383	135,158,314

Weighted average common shares and common share equivalents - diluted	145,701,443	135,311,032	145,045,136	135,288,513

Earnings per share - basic	$0.86	$0.22	$1.65	$0.46

Earnings per share - diluted	$0.81	$0.22	$1.55	$0.46

See accompanying notes to Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2003 and 2002

(Expressed in thousands of U.S. dollars)

	June 30, 2003	June 30, 2002
	(Unaudited)	(Unaudited)
Share capital
Balance at beginning of period	$1,727	$1,689
Issued during period	10	10
Balance at end of period	$1,737	$1,699

Additional paid-in capital
Balance at beginning of period	$1,686,599	$1,646,950
Issue of shares	11,225	9,877
Balance at end of period	$1,697,824	$1,656,827

Deferred compensation
Balance at beginning of period	$(20,576)	$(1,311)
Issue of restricted shares	(1,004)	(9,475)
Amortization of deferred compensation	4,183	2,651
Balance at end of period	$(17,397)	$(8,135)

Accumulated other comprehensive income
Balance at beginning of period	$25,484	$(456)
Change in unrealized gain	12,236	4,287
Balance at end of period	$37,720	$3,831

Retained earnings
Balance at beginning of period	$267,799	$2,680
Net income for period	224,872	61,724
Balance at end of period	$492,671	$64,404

Total Shareholders’ Equity	$2,212,555	$1,718,626

See accompanying notes to Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and June 30, 2002

(Expressed in thousands of U.S. dollars)

	Six months ended June 30, 2003	Six months ended June 30, 2002
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities:
Net income	$224,872	$61,724
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on sales of investments	(26,903)	(9,463)
Amortization of discounts on fixed maturities	20,941	1,076
Amortization of deferred compensation	4,183	2,651
Amortization of intangible assets	375	—
Accrued interest receivable	1,266	(2,744)
Insurance and reinsurance premium balances receivable	(288,250)	(250,123)
Reinsurance recoverable	(50,138)	—
Deferred acquisition costs	(62,279)	(60,899)
Prepaid reinsurance premiums	(96,031)	(17,158)
Other assets	(6,007)	(7,050)
Reserve for losses and loss expenses	353,319	84,787
Unearned premiums	445,263	361,674
Insurance and reinsurance balances payable	72,043	47,057
Accounts payable and accrued expenses	17,712	6,590
Total adjustments	385,494	156,398
Net cash provided by operating activities	610,366	218,122
Cash flows provided by (used in) investing activities:
Net cash paid in acquisition of subsidiaries	(34,664)	—
Purchases of available-for-sale securities	(4,630,084)	(4,693,264)
Sales of available-for-sale securities	4,237,704	4,332,199
Net cash used in investing activities	(427,044)	(361,065)
Cash flows provided by (used in) financing activities:
Issue of shares, net	14,469	412
Net cash provided by financing activities	14,469	412
Increase/(decrease) in cash and cash equivalents	197,791	(142,531)
Cash and cash equivalents - beginning of period	729,296	761,670
Cash and cash equivalents - end of period	$927,087	$619,139

See accompanying notes to Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.                                      Basis of Preparation and Consolidation

These unaudited condensed consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and all of its subsidiaries (collectively referred to as the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, the reserve for losses and loss expenses and premium estimates for business written on a line slip or proportional basis.

2.                                      New Accounting Pronouncements

On December 31, 2002, the FASB issued FAS No.148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” FAS 148 amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the existing disclosure to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The additional disclosure requirements are effective for fiscal years ended after December 15, 2002. The Company currently follows APB 25 and accounts for stock-based compensation under the intrinsic value method of accounting. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation.

		For the quarter ended		For the six months ended
		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income, as reported		117,754	30,007	224,872	61,724
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	2,178	811	4,233	2,651
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,657)	(2,078)	(7,243)	(5,021)

Pro-forma net income		116,275	28,740	221,862	59,354
Earnings per share:
	Basic – as reported	$0.86	$0.22	$1.65	$0.46
	Basic – pro forma	$0.85	$0.21	$1.63	$0.44
	Diluted – as reported	$0.81	$0.22	$1.55	$0.46
	Diluted – pro forma	$0.80	$0.21	$1.53	$0.44

On April 30, 2003, the FASB issued FAS No.149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The provisions that relate to the forward purchases or sales of “when issued” securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003.

The Company is currently evaluating the effects of the statement on certain of its mortgage-backed securities held within its investment portfolio. It is likely that such instruments will be considered derivatives with the result that both realized and unrealized gains and losses will be reflected within the Company’s Consolidated Statement of Operations and Comprehensive Income. The Company, however, does not expect that the adoption of FAS 149 will have a material effect on the Company’s results of operations or financial condition.

3.                                      Segment Information

With effect from January 1, 2003, the Company added two new segments, U.S. Insurance and U.S. Reinsurance, following the acquisition of AXIS Surplus Insurance Company (“AXIS Surplus”) effective January 1, 2003 and the acquisition of AXIS Reinsurance Company (“AXIS Reinsurance”) in late 2002. The Company’s business is now comprised of four underwriting segments: global insurance (formerly specialty lines), global reinsurance (formerly treaty reinsurance), U.S. insurance and U.S. reinsurance. In addition, the Company has a corporate segment that includes the investment and financing operations of the Company. The Company evaluates the performance of each underwriting segment based on underwriting results. Other items of revenue and expenditure (excluding underwriters’ personnel expenses) are not evaluated at the segment level. In addition, management does not allocate its assets by segment as it considers the underwriting results of each segment separately from the results of its investment portfolio.

Certain business written by the Company has loss experience generally characterized as low frequency and high severity.  This may result in volatility in both the Company’s and an individual segment’s operating results and cash flows.

Global Insurance

Our global insurance segment is principally comprised of specialty lines business sourced primarily outside of the U.S. In this segment, we offer clients tailored solutions in order to respond to their distinctive risk characteristics. Since most of the lines in this segment are for property and not for casualty coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business, which facilitates our reserving process for this segment.

Global Reinsurance

Our global reinsurance segment is principally comprised of treaty reinsurance business sourced outside of the U.S. and provides severity-driven products, primarily for catastrophic risks. This business is short tail in nature, which typically allows us to determine the ultimate loss experience within a relatively short time after a contract has expired.  Our contracts can be written on either an excess of loss basis or a proportional basis.

U.S. Insurance

Our U.S. insurance segment is principally comprised of specialty lines business sourced in the U.S. and primarily includes the following risk classifications: commercial property, commercial liability and professional lines.

U.S. Reinsurance

Our U.S. reinsurance segment is principally comprised of reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties we write in our U.S. reinsurance segment include: professional lines, casualty, property, marine and aviation. Our contracts can be written on either an excess of loss basis or a proportional basis.

The following tables summarize the underwriting results, ratios and the reserves for losses and loss expenses for our four business segments as of and for the quarters and six months ended June 30, 2003 and June 30, 2002. It should be noted that the underwriting results for our U.S. Reinsurance segment are impacted by low net premium earnings, following the commencement of this operation in 2003. We expect that net premiums earned will increase during 2003.

Quarter ended June 30, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Total
Revenues:
Gross premiums written	$207,652	$120,144	$171,133	$52,521	$551,450
Net premiums written	203,775	115,606	79,424	51,019	449,824
Net premiums earned	187,507	97,028	36,999	14,058	335,592
Other insurance related income	10,102	—	—	—	10,102
Expenses:
Net losses and loss expenses	114,651	44,134	23,505	13,330	195,620
Acquisition costs	30,528	18,260	2,873	4,284	55,945
Underwriting profit (loss) (before general and administrative expenses)	52,430	34,634	10,621	(3,556)	94,129
General and administrative expenses					21,719
Underwriting Income					72,410

Net investment income					15,904
Realized gains on investments					15,705
Foreign exchange gain					12,855
Income before income taxes					116,874

Ratios:
Net loss and loss expense ratio	61.1%	45.5%	63.5%	94.8%	58.3%
Acquisition cost ratio	16.3%	18.8%	7.8%	30.5%	16.7%
Combined ratio before general and administrative expenses					75.0%
General and administrative expense ratio					6.5%
Combined ratio					81.5%

Reserve for losses and loss expenses as at June 30, 2003	$317,221	$157,600	$73,839	$20,593	$569,253

Quarter ended June 30, 2002

The Company did not have a U.S. insurance or a U.S. reinsurance segment during the quarter ended June 30, 2002.

	Global Insurance	Global Reinsurance	Total
Revenues:
Gross premiums written	$163,494	$97,227	$260,721
Net premiums written	136,736	97,227	233,963
Net premiums earned	42,607	51,863	94,470

Expenses:
Net losses and loss expenses	31,644	23,793	55,437
Acquisition costs	9,995	10,013	20,008
Underwriting profit (before general and administrative expenses)	968	18,057	19,025
General and administrative expenses			11,859
Underwriting Income			$7,166

Net investment income			14,055
Realized gains on investments			8,690
Foreign exchange gain			115
Income before income taxes			$30,026

Ratios:
Net loss and loss expense ratio	74.3%	45.9%	58.7%
Acquisition cost ratio	23.4%	19.3%	21.2%
Combined ratio before general and administrative expenses			79.9%
General and administrative expense ratio			12.5%
Combined ratio			92.4%

Reserve for losses and loss expenses as at June 30, 2002	$49,477	$36,273	$85,750

Six months ended June 30, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Total

Revenues:
Gross premiums written	$451,299	$331,642	$263,046	$114,050	$1,160,037
Net premiums written	429,589	322,272	125,559	112,548	989,968
Net premiums earned	369,371	190,713	53,045	24,890	638,019
Other insurance related income	11,208	—	—	—	11,208
Expenses:
Net losses and loss expenses	200,543	88,572	33,122	19,718	341,955
Acquisition costs	57,335	36,750	6,991	7,904	108,980
Underwriting profit (loss) (before general and administrative expenses)	122,701	65,391	12,932	(2,732)	198,292
General and administrative expenses					43,297
					$154,995

Net investment income					27,256
Realized gains on investments					26,903
Foreign exchange gain					14,742
Income before income taxes					$223,896

Ratios:
Net loss and loss expense ratio	54.3%	46.4%	62.4%	79.2%	53.6%
Acquisition cost ratio	15.5%	19.3%	13.2%	31.8%	17.1%
Combined ratio before general and administrative expenses					70.7%
General and administrative expense ratio					6.8%
Combined ratio					77.5%

Reserve for losses and loss expenses as at June 30, 2003	$317,221	$157,600	$73,839	$20,593	$569,253

Six months ended June 30, 2002

The Company did not have a U.S. insurance or a U.S. reinsurance segment during the six months ended June 30, 2002.

	Global Insurance	Global Reinsurance	Total
Revenues:
Gross premiums written	$304,800	$221,600	$526,400
Net premiums written	272,988	221,600	494,588
Net premiums earned	70,645	79,427	150,072
Expenses:
Net losses and loss expenses	48,590	36,196	84,786
Acquisition costs	14,199	14,701	28,900
Underwriting profit (before general and administrative expenses)	7,856	28,530	36,386
General and administrative expenses			18,052
Underwriting Income			$18,334

Net investment income			33,837
Realized gains on investments			9,463
Foreign exchange gain			109
Income before income taxes			$61,743

Ratios:
Net loss and loss expense ratio	68.8%	45.6%	56.5%
Acquisition cost ratio	20.1%	18.5%	19.3%
Combined ratio before general and administrative expenses			75.8%
General and administrative expense ratio			12.0%
Combined ratio			87.8%

Reserve for losses and loss expenses as at June 30, 2002	$49,477	$36,273	$85,750

4.                                      Business Combinations

On February 28, 2003, the Company completed its acquisition of all of the issued and outstanding shares of capital stock of Sheffield Insurance Corporation, an Illinois domiciled surplus lines company, for $34.7 million which was subsequently renamed AXIS Surplus Insurance Company. The results of AXIS Surplus’ operations have been included in the consolidated financial statements from the effective purchase date of January 1, 2003. The purchase of AXIS Surplus was made to expand the Company’s ability to write insurance on a non-admitted basis within the U.S.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of AXIS Surplus.

Cash and investments		$54,638
Premium balances receivable		11,083
Reinsurance recoverable		15,034
Prepaid reinsurance		14,854
Deferred acquisition costs		1,384
Intangible assets
With a definite life:
Insurance licenses	3,000
With an indefinite life:
Value of business acquired	2,250
		5,250
Goodwill		2,750
Total assets acquired		104,996

Reserve for losses and loss expenses		20,901
Unearned premiums		39,707
Insurance and reinsurance balances payable		8,402
Other liabilities		1,319
Total liabilities acquired		70,331
Net assets acquired		$34,664

On February 17, 2003, the Company acquired the renewal rights to the directors and officers insurance and related product lines written by the Financial Insurance Solutions Group (“FIS”) of Kemper Insurance Companies (“Kemper”) in exchange for an override payment.  The override payment is based on a percentage of gross written premiums of all FIS accounts that are renewed by the Company.  The Company has recorded the fair value of the renewal rights as an intangible asset and will amortize the cost over an estimated useful life of four years.  The Company acquired these rights to broaden its U.S. product range within its U.S. insurance segment.

5.                                      Commitments and contingencies

On March 27, 2003, the Company renewed its existing credit facility by entering into a $550 million revolving credit facility (the “Credit Agreement”) with a syndicate of commercial banks led by JPMorgan Chase Bank, as Administrative Agent and Lender. Under the terms of this Credit Agreement, up to $550 million may be used by AXIS Capital, AXIS Specialty Limited (“AXIS Specialty”), AXIS Reinsurance, AXIS Specialty Insurance Company (“AXIS Insurance”) and AXIS Surplus to issue letters of credit and up to $100 million may be used by AXIS Capital and AXIS Specialty for general corporate purposes, with total borrowings not to exceed $550 million. As at June 30, 2003, letters of credit outstanding totaled $31.8 million (December 31, 2002: $10.0 million).  The Credit Agreement contains various loan covenants with which the Company must comply, including, among other things, certain limitations on the incurrence of future indebtedness and requirements that the Company maintain a minimum level of consolidated shareholders equity of approximately $1.4 billion and a debt to total capitalization ratio not greater than 0.35:1.00. The Company was in compliance with all covenants contained in the agreement at June 30, 2003. There was no debt outstanding under the Credit Agreement at June 30, 2003 or December 31, 2002.

6.                                      Earnings per share

The following table sets forth the comparison of basic and diluted earnings per share:

	Quarter ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Basic earnings per share
Net income	$117,754	$30,007	$224,872	$61,724
Weighted average common shares outstanding	136,509,891	135,181,081	136,440,383	135,158,314
Basic earnings per share	$0.86	$0.22	$1.65	$0.46

Diluted earnings per share
Weighted average common shares outstanding	136,509,891	135,181,081	136,440,383	135,158,314
Share equivalents
Warrants	7,219,892	109,345	6,783,557	109,344
Options	1,482,137	17,572	1,379,409	16,530
Restricted stock	489,523	3,034	441,787	4,325
Weighted average common shares outstanding – diluted	145,701,443	135,311,032	145,045,136	135,288,513
Diluted earnings per share	$0.81	$0.22	$1.55	$0.46

7.                                      Subsequent events

On July 7, 2003, the Company completed an initial public offering of 15.4 million of its common shares. Net proceeds to the Company from the offering were $316.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We commenced operations on November 20, 2001 as AXIS Specialty. Pursuant to an exchange offer (the “Exchange Offer”), on December 31, 2002 the shareholders of AXIS Specialty exchanged their shares for identical shareholdings in AXIS Capital. Following the Exchange Offer, AXIS Specialty distributed all of its wholly owned subsidiaries to AXIS Capital.  The Exchange Offer represents a business combination of companies under common control and has been accounted for at historical cost.  As a result, the consolidated financial information presented gives effect to the exchange of equity interests as though it occurred as of the inception date of AXIS Specialty on November 8, 2001.

We underwrite insurance and reinsurance on a global basis.  In 2002, our business was comprised of two underwriting segments: specialty lines and treaty reinsurance.  With effect from January 1, 2003, we added two new segments following our acquisitions of AXIS Reinsurance and AXIS Surplus.  Our business is now comprised of four segments: global insurance (formerly specialty lines), global reinsurance (formerly treaty reinsurance), U.S. insurance and U.S. reinsurance.

Because we have a limited operating history, period to period comparisons of our results of operations may not be meaningful.  Some aspects of our business have loss experience characterized as low frequency and high severity.  This may result in volatility in both our results of operations and financial condition.  In addition, the amount of premiums written with respect to any particular segment or line of business may vary from quarter to quarter and year to year as a result of changes in market conditions.

This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and the audited consolidated financial statements and notes thereto contained in our prospectus dated July 1, 2003.

Acquisition History

On February 28, 2003, the Company completed its acquisition of Sheffield Insurance Corporation, which is licensed to write insurance in Illinois and Alabama and eligible to write surplus lines insurance in 39 states and the District of Columbia.  We paid a purchase price of $34.7 million.  In addition, we added a team of insurance professionals from Combined Specialty Group, Inc.  On February 17, 2003, we acquired the renewal rights to a book of professional liability insurance and related lines business written by the Financial Insurance Solutions Group of Kemper in exchange for an override payment.  The override payment is based on a percentage of gross written premiums of all FIS accounts that are renewed by the Company.  We purchased this company and agreed to acquire these rights as the foundation for commencing our U.S. insurance operations.

Critical Accounting Policies

The Company’s critical accounting policies should be read in conjunction with Managements’ Discussion and Analysis of Results of Operations and Financial Condition contained in our prospectus dated July 1, 2003.

Quarters ended June 30, 2003 and 2002

Premiums.  In the quarter ended June 30, 2003, gross premiums written were $551.4 million compared with $260.7 million for the quarter ended June 30, 2002, an increase of $290.7 million. Of this increase, 77% was generated by our U.S. insurance and reinsurance segments, which began underwriting business at the start of our 2003 underwriting year and produced gross premiums written of $171.1 million and $52.5 million, respectively.  We expect the mix of business within and between our segments to change over time based on market conditions and our view of the long term profit potential of individual lines of business.

Premiums ceded for the quarter ended June 30, 2003 were $101.6 million compared with $26.8 million for the quarter ended June 30, 2002, an increase of $74.8 million. We purchase reinsurance primarily to reduce our exposure to risk of loss on some lines of business written primarily within our global insurance and U.S. insurance segments. The increase in premiums ceded was primarily generated by our U.S. insurance segment.

Net premiums earned for the quarter ended June 30, 2003 were $335.6 million compared with $94.5 million for the quarter ended June 30, 2002, an increase of $241.1 million. This increase was caused by two factors. Firstly, as the quarter ended June 30, 2002 was our second full underwriting quarter, premiums were earned only on contracts written following the commencement of operations in November of 2001 through the end of June 2002. For the quarter ended June 30, 2003, we earned premiums on contracts written in both 2002 and 2003. Secondly, we increased the volume of premiums written during the quarter ended June 30, 2003 over the corresponding quarter in 2002.

Net Investment Income and Net Realized Gains.  Net investment income, including realized gains, for the quarter ended June 30, 2003 was $31.6 million compared with $22.7 million for the quarter ended June 30, 2002, an increase of $8.9 million.

Net Investment Income. Net investment income for the quarter ended June 30, 2003 was $15.9 million compared with $14.1 million for the quarter ended June 30, 2002, an increase of $1.8 million.  Despite lower investment yields, we experienced an increase in net investment income due to higher investment balances generated from positive operating cash flow. Net investment income consisted primarily of interest on fixed income securities that was partially offset by investment management, accounting and custody fees of $1.1 million for the quarter ended June 30, 2003 compared with $0.7 million for the quarter ended June 30, 2002

The annualized effective yield (calculated by dividing the investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) for the quarter ended June 30, 2003 was 2.5% compared with 3.4% for the quarter ended June 30, 2002.  The reduction in the effective yield was primarily a result of decreasing U.S. interest rates.

Net Realized Gains. Net realized gains for the quarter ended June 30, 2003 were $15.7 million compared with $8.7 million for the quarter ended June 30, 2002, an increase of $7.0 million. We invest our portfolios to produce a total return.  In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios.  As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter.

The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the quarter ended June 30, 2003 was 1.5% compared with 2.8% for the quarter ended June 30, 2002. The lower return quarter over quarter was primarily a result of the decreasing U.S. interest rates.

Other Insurance Related Income.  Other insurance related income for the quarter ended June 30, 2003 was $10.1 million. This income related primarily to the movement in the fair value of our insurance contracts that meet the definition of a derivative under Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We did not record any other insurance related income in the quarter ended June 30, 2002.

Net Losses and Loss Expenses.  Net losses and loss expenses for the quarter ended June 30, 2003 were $195.6 million compared to $55.4 million for the quarter ended June 30, 2002, an increase of $140.2 million. This increase was a result of the increase in the volume of net premiums earned. The net loss and loss expense ratio for the quarter ended June 30, 2003 was 58.3% compared to 58.7% for the quarter ended June 30, 2002.  In addition, during the quarter our U.S. insurance and U.S. reinsurance segments were included within the scope of the reserve review performed by the Company’s independent actuaries.

Acquisition Costs.  Acquisition costs for the quarter ended June 30, 2003 were $56.0 million compared to $20.0 million for the quarter ended June 30, 2002, an increase of $36.0 million. This increase was a result of the increase in the volume of net premiums earned. The acquisition cost ratio for the quarter ended June 30, 2003 was 16.7% compared to 21.2% for the quarter ended June 30, 2002, a decrease of 4.5%. This decrease resulted primarily from the effects of a change in business mix; our U.S. insurance segment, which began underwriting in 2003, has a much lower acquisition cost ratio than our other segments due to ceding commissions on ceded contracts that are recorded as an offset to other acquisition costs.

We also allocate the personnel expenses of our underwriters to acquisition costs. Included within the acquisition cost ratio was 2.8% for the quarter ended June 30, 2003 and 2.6% for the quarter ended June 30, 2002 relating to the allocation of personnel expenses of our underwriters.

General and Administrative Expenses.  General and administrative expenses for the quarter ended June 30, 2003 were $21.7 million compared to $11.9 million for the quarter ended June 30, 2002, an increase of $9.8 million. This increase was primarily driven by the addition of operations and employees throughout 2002 and the early part of 2003. The general and administrative expense ratio for the quarter ended June 30, 2003 was 6.5% compared to 12.5% for the quarter ended June 30, 2002. The reduction in the ratio was caused by an increase in the volume of net premiums earned.

Foreign Exchange Gains.  Our functional currency is U.S. dollars. However, some of our business is written in other currencies. The following sets forth the composition of our foreign exchange gains.

	Quarter ended June 30, 2003	Quarter ended June 30, 2002
	($ in thousands)	($ in thousands)

Realized exchange gains (losses)	$1,738	$(535)
Unrealized exchange gains	11,117	650

Foreign exchange gains	$12,855	$115

The realized and unrealized exchange gains were principally made on transactions denominated in Euros and Sterling. The Euro and Sterling appreciated by 5.5% and 4.5%, respectively, against the U.S. dollar from April 1, 2003 to June 30, 2003.

Income Tax Recovery.  We had a $0.9 million tax recovery for the quarter ended June 30, 2003 and an immaterial income tax expense for the quarter ended June 30, 2002.

Net Income.  Net income for the quarter ended June 30, 2003 was $117.8 million compared to $30.0 million, an increase of $87.8 million. Net income for the quarter ended June 30, 2003 consisted of net underwriting income of $72.4 million, net investment income and net realized gains of $31.6 million, foreign exchange gains of $12.9 million and an overall tax benefit of $0.9 million. Net income for the quarter ended June 30, 2002 consisted of net underwriting income of $7.2 million, net investment income and net realized gains of $22.7 million and foreign exchange gains of $0.1 million.

Comprehensive Income.  Comprehensive income for the quarter ended June 30, 2003 was $124.6 million compared to $51.9 million for the quarter ended June 30, 2002, an increase of $72.7 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the quarter ended June 30, 2003, we experienced a net increase in the unrealized position in our investment portfolio of $6.8 million compared to an increase of $21.9 million during the quarter ended June 30, 2002.

Six months ended June 30, 2003 and 2002

Premiums.  In the six months ended June 30, 2003, gross premiums written were $1,160.0 million compared with $526.4 million for the six months ended June 30, 2002, an increase of $633.6 million. Of this increase, 60% was generated by our U.S. insurance and reinsurance segments, which began underwriting business at the start of our 2003 underwriting year and produced gross premiums written of $263.0 million and $114.1 million, respectively. In addition, we experienced an increase in gross premiums written of $146.5 million from our global insurance segment and $110.0 million from our global reinsurance segment.  We expect the mix of business within and between our segments to change over time based on market conditions and our view the long term profit potential of individual lines of business.

Premiums ceded for the six months ended June 30, 2003 were $170.1 million compared with $31.8 million for the six months ended June 30, 2002, an increase of $138.3 million. We purchase reinsurance primarily to reduce our exposure to risk of loss on some lines of business written primarily within in our global insurance and U.S. insurance segments. The increase in ceded premiums was primarily generated by our U.S. insurance segment.

Net premiums earned for the six months ended June 30, 2003 were $638.0 million compared with $150.1 million for the six months ended June 30, 2002, an increase of $487.9 million. This increase was caused by two factors. Firstly, as the six months ended June 30, 2002 was our first full underwriting six months, premiums were earned only on contracts written following the commencement of operations in November of 2001 through the end of June 2002. For the six months ended June 30, 2003, we earned premiums on contracts written in both 2002 and 2003. Secondly, we increased the volume of premiums written during the six months ended June 30, 2003 over the corresponding six months in 2002.

Net Investment Income and Net Realized Gains.  Net investment income, including realized gains, for the six months ended June 30, 2003 was $54.2 million compared with $43.3 million for the six months ended June 30, 2002, an increase of $10.9 million.

Net Investment Income. Net investment income for the six months ended June 30, 2003 was $27.3 million compared with $33.8 million for the six months ended June 30, 2002, a decrease of $6.5 million. This was primarily due to lower interest rates and an increase in the amortization expense on our mortgage-backed securities portfolio, partially offset by higher investment balances. Net investment income consisted primarily of interest on fixed income securities that was partially offset by investment management, accounting and custody fees of $2.3 million for the six months ended June 30, 2003 compared with $1.4 million for the six months ended June 30, 2002.

The annualized effective yield (calculated by dividing the investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) for the six months ended June 30, 2003 was 2.3% compared with 4.1% for the six months ended June 30, 2002. The reduction in the effective yield was primarily due to decreasing U.S. interest rates.

Net Realized Gains. Net realized gains for the six months ended June 30, 2003 were $26.9 million compared with $9.5 million for the six months ended June 30, 2002, an increase of $17.4 million.  We invest our portfolios to produce a total return.  In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios.  As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter.

The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the six months ended June 30, 2003 was 2.8% compared with 3.0% for the six months ended June 30, 2002. The lower return period over period was primarily a result of the U.S. interest rates.

Other Insurance Related Income.  Other insurance related income for the six months ended June 30, 2003 was $11.2 million. This income related primarily to the movement in the fair value of our insurance contracts that meet the definition of a derivative under Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We did not record any other insurance related income in the six months ended June 30, 2002.

Net Losses and Loss Expenses.  Net losses and loss expenses for the six months ended June 30, 2003 were $342.0 million compared to $84.8 million for the six months ended June 30, 2002, an increase of $257.2 million. This increase was a result of the increase in the volume of net premiums earned. The net loss and loss expense ratio for the six months ended June 30, 2003 was 53.6% compared to 56.5% for the six months ended June 30, 2002.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2003 were $109.0 million compared to $28.9 million for the six months ended June 30, 2002, an increase of $80.1 million. This increase was a result of the increase in the volume of net premiums earned. The acquisition cost ratio for the six months ended June 30, 2003 was 17.1% compared to 19.3% for the six months ended June 30, 2002, a decrease of 2.1%. This decrease resulted primarily from the effects of a change in business mix; our U.S. insurance segment, which began underwriting in 2003, has a much lower acquisition cost ratio than our other segments due to ceding commissions on ceded contracts that are recorded as an offset to other acquisition costs.

We also allocate the personnel expenses of our underwriters to acquisition costs. Included within the acquisition cost ratio was 2.9% for the six months ended June 30, 2003 and 2.8% for the six months ended June 30, 2002 relating to the allocation of personnel expenses of our underwriters.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2003 were $43.3 million, compared to $18.1 million for the six months ended June 30, 2002, an increase of $25.2 million. This increase was primarily driven by the addition of operations and employees throughout 2002 and the early part of 2003. The general and administrative expense ratio for the six months ended June 30, 2003 was 6.8% compared to 12.0% for the six months ended June 30, 2002. The reduction in the ratio was caused by an increase in the volume of net premiums earned.

Foreign Exchange Gains.  Our functional currency is U.S. dollars. However, some of our business is written in other currencies. The following sets forth the composition of our foreign exchange gains.

	Six months ended June 30, 2003	Six months ended June 30, 2002
	($ in thousands)	($ in thousands)

Realized exchange gains (losses)	$3,532	$(621)
Unrealized exchange gains	11,210	730

Foreign exchange gains	$14,742	$109

The unrealized exchange gains were principally made on asset balances denominated in Euros and Sterling.  Euro and Sterling appreciated by 11.1% and 2.8%, respectively, against the U.S. dollar from January 1, 2003 to June 30, 2003.

Income Tax Recovery.  We had a $1.0 million tax recovery for the six months ended June 30, 2003 and an immaterial income tax expense for the six months ended June 30, 2002.

Net Income.  Net income for the six months ended June 30, 2003 was $224.9 million compared to $61.7 million, an increase of $163.2 million. Net income for the six months ended June 30, 2003 consisted of net underwriting income of $155.0 million, net investment income and net realized gains of $54.2 million, foreign exchange gains of $14.7 million and an overall tax benefit of $1.0 million. Net income for the six months ended June 30, 2002 consisted of net underwriting income of $18.3 million, net investment income and net realized gains of $43.3 million and foreign exchange gains of $0.1 million.

Comprehensive Income.  Comprehensive income for the six months ended June 30, 2003 was $237.1 million compared to $66.0 million for the six months ended June 30, 2002, an increase of $171.1 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the six months ended June 30, 2003, we experienced a net increase in the unrealized position in our investment portfolio of $12.2 million compared to an increase of $4.3 million during the six months ended June 30, 2002.

Underwriting Results by Segment

Our business is comprised of four underwriting segments: global insurance (formerly specialty lines), global reinsurance (formerly treaty reinsurance), U.S. insurance and U.S. reinsurance.

The following tables summarize the underwriting results and ratios for our business segments as of and for the quarter and six months ended June 30, 2003 and June 30, 2002.

It should be noted that the underwriting results for our U.S. Reinsurance segment are impacted by low net premium earnings, following the commencement of this operation in 2003. We expecte that net premiums earned will increase during 2003.

Quarter ended June 30, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Total
	($ in thousands)

Revenues:
Gross premiums written	$207,652	$120,144	$171,133	$52,521	$551,450
Net premiums written	203,775	115,606	79,424	51,019	449,824
Net premiums earned	187,507	97,028	36,999	14,058	335,592
Other insurance related income	10,102	—	—	—	10,102

Expenses:
Net losses and loss expenses	114,651	44,134	23,505	13,330	195,620
Acquisition costs	30,528	18,260	2,873	4,284	55,945
Underwriting profit (loss) (before general and administrative expenses)	52,430	34,634	10,621	(3,556)	94,129
General and administrative expenses					21,719

Underwriting profit					$72,410

Ratios:
Net loss and loss expense ratio	61.1%	45.5%	63.5%	94.8%	58.3%
Acquisition cost ratio	16.3%	18.8%	7.8%	30.5%	16.7%
General and administrative expense ratio					6.5%

Combined ratio					81.5%

Quarter ended June 30, 2002

	Global Insurance	Global Reinsurance	Total
	($ in thousands)

Revenues:
Gross premiums written	$163,494	$97,227	$260,721
Net premiums written	136,736	97,227	233,963
Net premiums earned	42,607	51,863	94,470

Expenses:
Net losses and loss expenses	31,644	23,793	55,437
Acquisition costs	9,995	10,013	20,008
Underwriting profit (before general and administrative expenses)	968	18,057	19,025
General and administrative expenses			11,859

Underwriting profit			$7,166

Ratios:
Net loss and loss expense ratio	74.3%	45.9%	58.7%
Acquisition cost ratio	23.4%	19.3%	21.2%
General and administrative expense ratio			12.5%

Combined ratio			92.4%

Six months ended June 30, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Total
	($ in thousands)

Revenues:
Gross premiums written	$451,299	$331,642	$263,046	$114,050	$1,160,037
Net premiums written	429,589	322,272	125,559	112,548	989,968
Net premiums earned	369,371	190,713	53,045	24,890	638,019
Other insurance related income	11,208	—	—	—	11,208

Expenses:
Net losses and loss expenses	200,543	88,572	33,122	19,718	341,955
Acquisition costs	57,335	36,750	6,991	7,904	108,980
Underwriting profit (loss) (before general and administrative expenses)	122,701	65,391	12,932	(2,732)	198,292
General and administrative expenses					43,297

Underwriting profit					$154,995

Ratios:
Net loss and loss expense ratio	54.3%	46.4%	62.4%	79.2%	53.6%
Acquisition cost ratio	15.5%	19.3%	13.2%	31.8%	17.1%
General and administrative expense ratio					6.8%

Combined ratio					77.5%

Six months ended June 30, 2002

	Global Insurance	Global Reinsurance	Total
	($ in thousands)

Revenues:
Gross premiums written	$304,800	$221,600	$526,400
Net premiums written	272,988	221,600	494,588
Net premiums earned	70,645	79,427	150,072

Expenses:
Net losses and loss expenses	48,590	36,196	84,786
Acquisition costs	14,199	14,701	28.900
Underwriting profit (before general and administrative expenses)	7,856	28,530	36,386
General and administrative expenses			18,052

Underwriting profit			$18,334

Ratios:
Net loss and loss expense ratio	68.8%	45.6%	56.5%
Acquisition cost ratio	20.1%	18.5%	19.3%
General and administrative expense ratio			12.0%

Combined ratio			87.8%

Global Insurance

Our global insurance segment is principally comprised of specialty lines business sourced primarily outside of the U.S. In this segment, we offer clients tailored solutions in order to respond to their distinctive risk characteristics. Since most of the lines in this segment are for property and not for casualty coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business, which facilitates our reserving process for this segment.

Quarters ended June 30, 2003 and June 30, 2002

Premiums.  In the quarter ended June 30, 2003, gross premiums written were $207.7 million compared to $163.5 million for the quarter ended June 30, 2002, an increase of $44.2 million. The table below shows gross premiums written by line of business:

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
	($ in thousands)	($ in thousands)

Marine	$13,513	$6,436
Offshore and Onshore Energy	53,731	52,532
Aviation and Aerospace	29,126	10,327
Commercial Property	36,028	13,849
Specialty Risks	75,254	80,350
Total	$207,652	$163,494

Approximately 50% or $22.2 million of the increase was generated from our commercial property line of business. This was primarily due to the fact that our property team was not fully in place on April 1, 2002, which is a significant renewal date. In 2003, we were able to expand the number of accounts written in our commercial property line of business. Within our aviation and aerospace book of business, premiums written increased by $18.8 million. This was primarily the result of improved market penetration. Our specialty lines business experienced a slight decrease in premiums of $5.1 million. This was driven by our terrorism premium writings, which were impacted both by the effects of the Terrorism Risk Insurance Act (“TRIA”) and heightened competition for the business covered outside of TRIA.

Premiums ceded for the quarter ended June 30, 2003 were $3.9 million compared to $26.8 million for the quarter ended June 30, 2002, a decrease of $22.9 million.

The following table shows the derivation of net premiums earned:

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
	($ in thousands)	($ in thousands)

Gross premiums earned	$202,650	$55,996
Ceded premiums amortized	(15,143)	(13,389)

Net premiums earned	$187,507	$42,607

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums has increased in 2003 as premiums written throughout 2002 continue to be earned in 2003.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premiums has increased in 2003 as premiums ceded in 2002 continue to be amortized in 2003.

Other Insurance Related Income. Other insurance related income of $10.1 million related to the movement in the fair value of our in/reinsurance contracts that meet the definition of a derivative under Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities.” These contracts typically insure a portfolio of sovereign debt securities against the risk of default. During the quarter ended June 30, 2003, other insurance related income resulted from an improvement in most of the insured sovereigns’ credit ratings.

Net Losses and Loss Expenses.  Net losses and loss expenses were $114.7 million for the quarter ended June 30, 2003 compared to $31.6 million for the quarter ended June 30, 2002, an increase of $83.1 million. The following table shows a breakdown of net losses and loss expenses incurred:

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
	($ in thousands)	($ in thousands)

Losses paid	$6,670	$—
Change in reported case reserves	58,989	3,959
Change in IBNR	57,339	27,685
Reinsurance recoveries	(8,347)	—

Net losses and loss expenses	$114,651	$31,644

The net loss and loss expense ratio for the quarter ended June 30, 2003 was 61.1% compared to 74.3% for the quarter ended June 30, 2002. Our loss ratio for the quarter was impacted by two factors. Firstly, our property book experienced a single significant loss notification as a result of the U.S. tornadoes in May 2003. We have currently reserved this loss to its maximum net exposure of $45.5 million. This constituted a significant portion of the increase of $55.0 million in the change in reported case reserves. Secondly, we experienced positive development on our 2002 underwriting year of $6.3 million, which generated a 3.4% reduction in the net loss ratio. This reduction was primarily experienced in our aviation war, property and terrorism lines of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the quarter ended June 30, 2003, the lack of reported claims on our aviation war, property and terrorism lines of business produced a favorable impact on our experience to date, which caused a reduction in the ultimate losses for these lines of business. Each line of business within this segment has a different expected loss ratio. As a result, any comparison of the net loss ratios for the quarter ended June 30, 2003 and June 30, 2002 is distorted by the change in the mix of business written within our global insurance segment.

Acquisition Costs.  Acquisition costs for the quarter ended June 30, 2003 were $30.5 million compared to $10.0 million for the quarter ended June 30, 2002, an increase of $20.5 million. The acquisition cost ratio for the quarter ended June 30, 2003 was 16.3% compared with 23.4% for the quarter ended June 30, 2002, a decrease of 7.1%.  The decrease was partly due to an increase in the volume of net premiums earned. This reduced the ratio of allocated personnel expenses for underwriters to net premiums earned, which was 1.9% for the quarter ended June 30, 2003 and 3.5% for the quarter ended June 30, 2002. In addition, we experienced a reduction in the acquisition cost ratio due to a change in the mix of the business written within our global insurance book.

Six months ended June 30, 2003 and June 30, 2002

Premiums.  In the six months ended June 30, 2003, gross premiums written were $451.3 million compared to $304.8 million for the six months ended June 30, 2002, an increase of $146.5 million. The table below shows gross premiums written by line of business:

	Six months Ended June 30, 2003	Six months Ended June 30, 2002
	($ in thousands)	($ in thousands)

Marine	$58,968	$36,093
Onshore and Offshore Energy	117,055	88,438
Aviation and Aerospace	52,850	31,415
Commercial Property	61,169	43,748
Specialty Risks	161,257	105,106
Total	$451,299	$304,800

Gross premiums written increased in all lines of business. These increases were partially the result of the addition of underwriting staff in the second quarter of 2002, which enabled us to improve our market penetration at key renewal dates in 2003.  In addition, within the specialty lines of business our increase in gross premiums written was driven by the terrorism and aviation war books of business. Despite the effects of increased competition and TRIA on our terrorism book, we experienced an increase in gross premiums written due primarily to the targeting of certain significant individual accounts that require more comprehensive coverage than that provided by TRIA. The increase in our energy gross premiums written was also due to our participation on the renewal of a number of large accounts that experienced significant rate increases following the expiration of previously written multi-year agreements on which the Company did not participate.

Premiums ceded for the six months ended June 30, 2003 were $21.7 million compared to $31.8 million for the six months ended June 30, 2002, a decrease of $10.1 million.

The following table shows the derivation of net premiums earned:

	Six months Ended June 30, 2003	Six months Ended June 30, 2002
	($ in thousands)	($ in thousands)

Gross premiums earned	$400,653	$85,298
Ceded premiums amortized	(31,282)	(14,653)
Net premiums earned	$369,371	$70,645

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premium has increased in 2003 as premiums written throughout 2002 continue to be earned in 2003.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2003 as premiums ceded in 2002 continue to be amortized in 2003.

Other Insurance Related Income. Other insurance related income of $11.2 million related to the movement in the fair value of our in/reinsurance contracts that meet the definition of a derivative under Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities.” These contracts typically insure a portfolio of sovereign debt securities against the risk of default. During the six months ended June 30, 2003, other insurance related income resulted from an improvement in most of the insured sovereigns’ credit ratings.

Net Losses and Loss Expenses.  Net losses and loss expenses were $200.5 million for the six months ended June 30, 2003 compared to $48.6 million for the six months ended June 30, 2002, an increase of $151.9 million. The following table shows the breakdown of net losses and loss expenses incurred:

	Six months Ended June 30, 2003	Six months Ended June 30, 2002
	($ in thousands)	($ in thousands)
Losses paid	$27,375	$—
Change in reported case reserves	55,400	6,340
Change in IBNR	127,589	42,250
Reinsurance recoveries	(9,821)	—
Net losses and loss expenses	$200,543	$48,590

The net loss and loss expense ratio for the six months ended June 30, 2003 was 54.3% compared to 68.8% for the six months ended June 30, 2002. Our loss ratio for the six months was impacted by two factors. Firstly, our property book experienced a single significant loss notification following the U.S.  tornadoes in May 2003. We have currently reserved this loss to its maximum net exposure of $45.5 million. This constituted a significant portion of the increase of $49.0 million in the change in reported case reserves. Secondly, we experienced positive development on our 2002 underwriting year of $14.3 million, which generated a 3.9% reduction in the net loss ratio. This reduction was primarily experienced in our aviation war, property and terrorism lines of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the six months ended June 30, 2003, the lack of reported claims on our aviation war, property and terrorism lines of business produced a favorable impact on our experience to date, which caused a reduction in the ultimate losses for these lines of business. Each line of business within this segment has a different expected loss ratio. As a result, any comparison of the net loss ratios for the six months ended June 30, 2003 and June 30, 2002 is distorted by the significant change in the mix of business written within our global insurance segment.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2003 were $57.3 million compared to $14.2 million for the six months ended June 30, 2002, an increase of $43.1 million. The acquisition cost ratio for the six months ended June 30, 2003 was 15.5% compared with 20.1% for the six months ended June 30, 2002, a decrease of 4.6%.  The decrease was partly due to an increase in the volume of net premiums earned. This reduces the ratio of allocated personnel expenses for underwriters to net premiums earned, which was 1.7% for the six months ended June 30, 2003 and 3.2% for the six months ended June 30, 2002. In addition, we experienced a reduction in the acquisition cost ratio due to a change in the mix of the business written within our global insurance book.

Global Reinsurance

Our global reinsurance segment is principally comprised of treaty reinsurance business sourced outside of the U.S. and provides severity-driven products, primarily for catastrophic risks. This business is short tail in nature, which typically allows us to determine the ultimate loss experience within a relatively short time after a contract has expired.  Our contracts can be written on either an excess of loss basis or a pro-rata basis, known as proportional.

Quarters ended June 30, 2003 and 2002

Premiums.  In the quarter ended June 30, 2003, gross premiums written were $120.1 million compared to $97.2 million for the quarter ended June 30, 2002, an increase of $22.9 million. The table below shows gross premiums written by line of business:

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
	($ in thousands)	($ in thousands)

Catastrophe	$76,864	$65,758
Property pro rata	31,885	23,771
Property per risk	4,111	2,270
Other	7,284	4,978
Total	$120,144	$92,227

The increase in gross premiums written was generated primarily by catastrophe, property pro-rata and other lines of business. The increase in the catastrophe and property pro-rata lines of $11.1 million and $8.1 million, respectively, were generated primarily by increased participations on the renewal of selected contracts and the attainment of new business. The increase of $2.3 million in our other lines of business was due primarily to an increase in the level of crop business written.

Premiums ceded for the quarter ended June 30, 2003 were $4.5 million. Prior to 2003, we had not purchased reinsurance for this segment. Due to the increase in our catastrophe exposures, we have bought some coverages aimed at providing reinsurance protection in the event of a large industry loss.

The following table shows the derivation of net premiums earned:

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
	($ in thousands)	($ in thousands)
Gross premiums earned	$100,382	$51,863
Ceded premiums amortized	(3,354)	—
Net premiums earned	$97,028	$51,863

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums has increased in 2003 as premiums written throughout 2002 continue to be earned in 2003.

Ceded premiums are amortized over the contract term.

Net Losses and Loss Expenses.  Net losses and loss expenses were $44.1 million for the quarter ended June 30, 2003 compared to $23.8 million for the quarter ended June 30, 2002, an increase of $20.3 million. The following table shows the breakdown of net losses and loss expenses incurred:

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
	($ in thousands)	($ in thousands)
Losses paid	$5,871	$—
Change in reported case reserves	1,685	877
Change in IBNR	36,578	22,916
Reinsurance recoveries	—	—
Net losses and loss expenses	$44,134	$23,793

The net loss and loss expense ratio for the quarter ended June 30, 2003 was 45.5% compared to 45.9% for the quarter ended June 30, 2002. During the quarter ended June 30, 2003, we experienced positive development on our 2002 underwriting year, which generated a 4.2% reduction in the net loss ratio. This reduction was primarily experienced in our catastrophe and other books of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the quarter ended June 30, 2003, the lack of reported claims produced a favorable impact on our experience to date, which caused a reduction in the ultimate losses for these lines of business. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile. During the quarters ended June 30, 2003 and June 30, 2002, our loss experience benefited from the lack of major catastrophes.

Acquisition Costs.  Acquisition costs for the quarter ended June 30, 2003 were $18.3 million compared to $10.0 million for the quarter ended June 30, 2002, an increase of $8.3 million. The acquisition cost ratio for the quarter ended June 30, 2003 was 18.8% compared with 19.3% for the quarter ended June 30, 2002. Included within the ratio was 1.3% relating to allocated personnel expenses for underwriters for the quarter ended June 30, 2003 compared to 1.9% for the quarter ended June 30, 2002.

Six months ended June 30, 2003 and 2002

Premiums.  In the six months ended June 30, 2003, gross premiums written were $331.6 million compared to $221.6 million for the six months ended June 30, 2002, an increase of $110.0 million. The table below shows gross premiums written by line of business:

	Six months Ended June 30, 2003	Six months Ended June 30, 2002
	($ in thousands)	($ in thousands)
Catastrophe	$259,130	$171,184
Property pro rata	46,467	33,558
Property per risk	14,292	6,742
Other	11,753	10,116
Total	$331,642	$221,600

The increase in gross premiums written was primarily a result of an increase in our catastrophe book of business. This increase was generated by increased participations on the renewal of selected contracts and the attainment of new business.

Premiums ceded for the six months ended June 30, 2003 were $9.4 million. Prior to 2003, we had not purchased reinsurance for this segment. Due to the increase in our catastrophe exposures, we have bought some coverages aimed at providing reinsurance protection in the event of a large industry loss.

                The following table shows the derivation of net premiums earned:

	Six months Ended June 30, 2003	Six months Ended June 30, 2002
	($ in thousands)	($ in thousands)
Gross premiums earned	$194,476	$79,427
Ceded premiums amortized	(3,763)	—
Net premiums earned	$190,713	$79,427

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums has increased in 2003 as premiums written throughout 2002 continue to be earned in 2003.

Ceded premiums are amortized over the contract term.

Net Losses and Loss Expenses.  Net losses and loss expenses were $88.6 million for the six months ended June 30, 2003 compared to $36.2 million for the six months ended June 30, 2002, an increase of $52.4 million. The following table shows the breakdown of net losses and loss expenses incurred:

	Six months Ended June 30, 2003	Six months Ended June 30, 2002
	($ in thousands)	($ in thousands)
Losses paid	$14,576	$—
Change in reported case reserves	(1,675)	877
Change in IBNR	75,671	35,319
Reinsurance recoveries	—	—
Net losses and loss expenses	$88,572	$36,196

The net loss and loss expense ratio for the six months ended June 30, 2003 was 46.4% compared to 45.6% for the six months ended June 30, 2002. During the six months ended June 30, 2003, we experienced positive development on our 2002 underwriting year, which generated a 3.3% reduction in the net loss ratio. This reduction was primarily experienced in our catastrophe and other books of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the six months ended June 30, 2003, the lack of reported claims produced a favorable impact on our experience to date, which caused a reduction in the ultimate losses for these lines of business. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile. During the six months ended June 30, 2003 and June 30, 2002, our loss experience benefited from the lack of major catastrophes.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2003 were $36.7 million compared to $14.7 million for the six months ended June 30, 2002, an increase of $22.0 million. The acquisition cost ratio for the six months ended June 30, 2003 was 19.3% compared with 18.5% for the six months ended June 30, 2002. Included within the ratio was 1.4% relating to allocated personnel expenses for underwriters for the six months ended June 30, 2003 compared to 2.5% for the six months ended June 30, 2002.

U.S. Insurance

Our U.S. insurance segment is principally comprised of specialty lines business sourced in the U.S. and primarily includes the following risk classifications: commercial property, commercial liability and professional lines. There are no comparative results for the period ended June 30, 2002 as we began writing business in this segment in 2003.

Quarter ended June 30, 2003

Premiums.  For the quarter ended June 30, 2003, gross premiums written were $171.1 million. The table below shows gross premiums written by line of business:

Quarter ended June 30, 2003
($ in thousands)
Commercial property	$48,001
Commercial liability	40,509
Professional lines	82,623
Total	$171,133

Of the total gross premiums written for the quarter ended June 30, 2003, approximately 48% were derived from professional lines insurance, 28% from commercial property insurance and 24% from commercial liability insurance. Following the acquisition of renewal rights in February 2003, there was a cancel/rewrite process for our professional lines book, which increased gross premiums written for this line by approximately $31.9 million. Excluding the impact of this process, the split of premiums written within the three lines of business was more even.

Our commercial property book provides coverage for physical damage and business interruption with respect to commercial properties. Our commercial liability book targets casualty risks in the U.S. excess and surplus lines market. The majority of the professional lines gross premiums written have been derived from directors’ and officers’ liability coverage.

Premiums ceded for the quarter ended June 30, 2003 were $91.7 million. Our U.S. insurance segment buys significant reinsurance coverage for each main product line. These reinsurance arrangements are generally designed to reduce the volatility in our severity and catastrophe exposed classes of business.

The following table shows the derivation of net premiums earned:

Quarter Ended June 30, 2003
($ in thousands)
Gross premiums earned	$80,538
Ceded premiums amortized	(43,539)
Net premiums earned	$36,999

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums generally increases during the year as premiums written throughout the year are earned.

Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized generally increases during the year as ceded premiums throughout the year are amortized.

Net Losses and Loss Expenses.  Net losses and loss expenses were $23.5 million for the quarter ended June 30, 2003. The following table shows the breakdown of net losses and loss expenses incurred:

Quarter Ended June 30, 2003
($ in thousands)
Losses paid	$4,088
Change in reported case reserves	3,551
Change in IBNR	46,631
Reinsurance recoveries	(30,765)
Net losses and loss expenses	$23,505

The net loss and loss expense ratio for the quarter ended June 30, 2003 was 63.5%.  This segment purchases significant reinsurance coverage, therefore the Company has recorded reinsurance recoveries on its incurred but not reported loss reserves.  This results in a significant level of reinsurance recoveries within net losses and loss expenses.  During the quarter, this segment was included within the scope of the reserve review conducted by the Company’s independent actuaries.

Acquisition Costs.  Acquisition costs for the quarter ended June 30, 2003 were $2.9 million. The acquisition cost ratio for the quarter ended June 30, 2003 was 7.8%. Override commissions received on ceded premiums offset other acquisition costs. During the quarter ended June 30, 2003, override commissions were $12.7 million, which had a positive impact on the acquisition cost ratio of 34.3%. Included within the acquisition cost ratio was 11.7% relating to allocated personnel expenses for underwriters for the quarter ended June 30, 2003.

Six months ended June 30, 2003

Premiums.  For the six months ended June 30, 2003, gross premiums written were $263.0 million. The table below shows gross premiums written by line of business:

Six months ended June 30, 2003
($ in thousands)
Commercial property	$79,863
Commercial liability	69,631
Professional lines	113,552
Total	$263,046

Total gross premiums written for the six months ended June 30, 2003 were derived 30% from commercial property insurance, 43% from professional lines insurance and 27% from commercial liability insurance. Following the acquisition of renewal rights in February 2003, there was a cancel/rewrite process for our professional lines book, which increased our gross premium written for this line by approximately $55.3 million. Excluding the impact of this process, the split of premium written within the three lines of business was more even.

Our commercial property book provides coverage for physical damage and business interruption with respect to commercial properties. Our commercial liability book targets casualty risks in the U.S. excess and surplus lines market. Our professional lines book includes the business we obtained through the acquisition of renewal rights, effective February 17, 2003. The majority of the professional lines gross premiums written have been derived from directors’ and officers’ liability coverage.

Premiums ceded for the six months ended June 30, 2003 were $137.5 million. Our U.S. insurance segment buys significant reinsurance coverage for each main product line. These reinsurance arrangements are generally designed to reduce the volatility in our severity and catastrophe exposed classes of business.

The following table shows the derivation of net premiums earned:

Six months Ended June 30, 2003
($ in thousands)
Gross premiums earned	$109,249
Ceded premiums amortized	(56,204)
Net premiums earned	$53,045

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums generally increases during the year as premiums written throughout the year are earned.

Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized generally increases during the year as ceded premiums throughout the year are amortized.

Net Losses and Loss Expenses.  Net losses and loss expenses were $33.1 million for the six months ended June 30, 2003. The following table shows the breakdown of net losses and loss expenses incurred:

Six months Ended June 30, 2003
($ in thousands)
Losses paid	$10,949
Change in reported case reserves	(5,043)
Change in IBNR	60,042
Reinsurance recoveries	(32,826)
Net losses and loss expenses	$33,122

The net loss and loss expense ratio for the six months ended June 30, 2003 was 62.4%.  This segment purchases significant reinsurance coverage, therefore the Company has recorded reinsurance recoveries on its incurred but not reported loss reserves.  This results in a significant level of reinsurance recoveries within net losses and loss expenses.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2003 were $7.0 million. The acquisition cost ratio for the six months ended June 30, 2003 was 13.2%.  Override commissions received on ceded premiums offset other acquisition costs. During the six months ended June 30, 2003, override commission were $16.6 million, which had a positive impact on the acquisition cost ratio of 31.3%. Included within the acquisition cost ratio was 15.0% relating to allocated personnel expenses for underwriters for the six months ended June 30, 2003.

U.S. Reinsurance

Our U.S. reinsurance segment is principally comprised of reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties we write in our U.S. reinsurance segment include: professional lines, casualty, property, marine and aviation. Our contracts are written on either an excess of loss basis or a proportional basis. There are no comparative results for the period ended June 30, 2002 as we began writing business in this segment in 2003.

Quarter ended June 30, 2003

Premiums.  In the quarter ended June 30, 2003, gross premiums written were $52.5 million. The table below shows gross premiums written by line of business:

Quarter ended June 30, 2003
($ in thousands)
Professional lines	$24,575
Casualty	5,687
Property	20,945
Marine & Aviation	1,314
Total	$52,521

Of the total gross premiums written for the quarter ended June 30, 2003, approximately 47% was derived from professional lines reinsurance. Professional lines reinsurance provides reinsurance coverage for directors and officers, employment practices liability, medical malpractice and miscellaneous errors and omissions exposures located primarily in the United States. Of the total gross premiums written for the quarter ended June 30, 2003, approximately 40% was derived from property reinsurance. This market is highly competitive but the terms and conditions have continued to be firm.

Premiums ceded for the quarter ended June 30, 2003 of $1.5 million related to our errors and omissions line of business.

Net premiums earned were $14.1 million for the quarter ended June 30, 2003. Net premiums are earned over the period of the insured risk.  As a large portion of premiums are written on a risks-attaching basis, the earning period is twice the underlying contract period.  Consequently, we expect the level of net earned premiums to increase over time.

Net Losses and Loss Expenses.  Net losses and loss expenses were $13.3 million for the quarter ended June 30, 2003. This primarily related to a provision for incurred but not reported loss reserves. During the quarter, this segment was included within the scope of the reserve review conducted by the Company’s independent actuaries. The net loss and loss expense ratio for the quarter ended June 30, 2003 was 94.8%.

Acquisition Costs.  Acquisition costs for the quarter ended June 30, 2003 were $4.3 million. The acquisition cost ratio for the quarter ended June 30, 2003 was 30.5%. Included within the ratio was 3.5% relating to allocated personnel expenses for underwriters for the quarter ended June 30, 2003. We expect the percentage of allocated personnel expenses for underwriters to reduce as the level of net premiums earned increase.

Six months ended June 30, 2003

Premiums.  In the six months ended June 30, 2003, gross and net premiums written were $114.1 million. The table below shows gross premiums written by line of business:

Six months ended June 30, 2003
($ in thousands)
Professional lines	$74,723
Casualty	15,178
Property	20,945
Marine & Aviation	3,204
Total	$114,050

Of the total gross premiums written for the six months ended June 30, 2003, approximately 66% was derived from professional lines reinsurance. There is considerable diversity within the business line as it provides reinsurance coverage for directors and officers, employment practices liability, medical malpractice and miscellaneous errors and omissions exposures.

Premiums ceded for the six months ended June 30, 2003 were $1.5 million related to our errors and omissions line of business.

Net premiums earned were $24.9 million for the six months ended June 30, 2003. Net premiums are earned over the period of the insured risk.  As a large portion of premiums are written on a risks-attaching basis, the earning period is twice the underlying contract period.  Consequently, we expect the level of net earned premiums to increase over time.

Net Losses and Loss Expenses.  Net losses and loss expenses were $19.7 million for the six months ended June 30, 2003. This primarily related to a provision for incurred but not reported loss reserves.  The net loss and loss expense ratio for the six months ended June 30, 2003 was 79.2%.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2003 were $7.9 million. The acquisition cost ratio for the six months ended June 30, 2003 was 31.8%. Included within the ratio was 4.8% relating to allocated personnel expenses for underwriters for the six months ended June 30, 2003. We expect the percentage of allocated personnel expenses for underwriters to reduce as the level of net premiums earned increase.

Financial Condition and Liquidity

We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At June 30, 2003, we had operating subsidiaries in Bermuda, Ireland and the United States and a branch and a representative office in the United Kingdom. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends is limited by the applicable laws and regulations of Bermuda, the United States and Ireland, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends.

Additionally, we are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our common shares and make other payments. Under the Bermuda Companies Act of 1981, as amended, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment, be able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. In addition, pursuant to the terms of our Credit Agreement, we cannot pay cash dividends to our shareholders in excess of $150 million in the aggregate.

At June 30, 2003, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $321.7 million.

Financial Condition

At June 30, 2003, total investments available for sale, accrued income and cash net of unsettled investment trades were $3.0 billion, compared to $2.4 billion at December 31, 2002. Our investment portfolio consisted entirely of fixed income securities at June 30, 2003 and was managed by several external investment management firms. At June 30, 2003, all of these fixed income securities were investment grade, with 85.4% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AAA, based on ratings assigned by Standard & Poor’s. The net payable for investments purchased at June 30, 2003 was $334.1 million compared to $86.4 million at December 31, 2002.  Net payables are a result of timing differences, as investments are accounted for on a trade date basis.

At June 30, 2003, we had $663.8 million of insurance and reinsurance premium balances receivable compared to $375.5 million at December 31, 2002. This increase was due to the level of premium writings in the six months ended June 30, 2003. At June 30, 2003, we had prepaid reinsurance of $145.7 million and $51.8 million of reinsurance recoverables under these contracts. These balances increased since December 31, 2002 by $96.0 million and $50.1 million, respectively, primarily as a result of the commencement of our U.S. insurance operation.

At June 30, 2003, we had $569.3 million of loss reserves compared to $215.9 million at December 31, 2002, an increase of $353.4 million. Of this balance, $449.1 million or 78.9% was incurred but not reported reserves. This increase was primarily due to the increased level of earned premiums and the normal variability in claim settlements.

At June 30, 2003, our shareholders’ equity was $2,212.6 million compared to $1,961.0 million at December 31, 2002, an increase of 12.8%. This increase was primarily due to net income of $224.9 million for the six months ended June 30, 2003 and an increase of $12.2 million in the unrealized appreciation on our investment portfolio.

Liquidity

In the six months ended June 30, 2003, we generated a net operating cash inflow of $610.4 million, primarily relating to premiums received and investment income. During the same period, we paid losses of $52.9 million. We invested a net cash amount of $427.0 million during the period, and at June 30, 2003 had a cash balance of $927.1 million.

In the six months ended June 30, 2002, we generated a net operating cash inflow of $218.1 million, primarily relating to premiums received and investment income. During the same period, we invested a net cash amount of $361.1 million, and at June 30, 2002 had a cash balance of $619.1 million.

For the six months ended June 30, 2003, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements.

On an ongoing basis, our sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay reinsurance, losses and loss expenses, brokerage, commissions, excise taxes and general and administrative expenses and to purchase new investments.

Our cash flows from operations generally represent the difference between: (1) premiums collected and investment earnings realized; and (2) reinsurance purchased, losses and loss expenses paid, underwriting and other expenses paid and investment losses realized. Cash flows from operations may differ substantially, however, from net income. To date, we have invested all cash flows not required for operating purposes. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

Capital Resources

On March 27, 2003, the Company renewed its existing credit facility by entering into a $550 million revolving credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as Administrative Agent and Lender. Under the terms of the Credit Agreement, up to $550 million may be used by AXIS Capital, AXIS Specialty, AXIS Reinsurance, AXIS Insurance and AXIS Surplus to issue letters of credit and up to $100 million may be used by AXIS Capital and AXIS Specialty for general corporate purposes, with total borrowings not to exceed $550 million. At June 30, 2003, the Company had letters of credit of $31.8 million outstanding (December 31, 2002: $10.0 million).  The Credit Agreement contains various loan covenants with which the Company must comply, including, among other things, certain limitations on the incurrence of future indebtedness and requirements that the Company maintain a minimum level of consolidated shareholders equity of approximately $1.4 billion and a debt to total capitalization ratio not greater than 0.35:1.00. There was no debt outstanding under the Credit Agreement at June 30, 2003 or December 31, 2002.

On July 7, 2003, the Company completed an initial public offering of 15.4 million of its common shares.  Net proceeds to the Company from the offering were $316.0 million. The Company has invested these proceeds in short-term, investment-grade, interest-bearing instruments in the short term, until such time as these proceeds are deployed as additional capital for operations.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to potential loss from various market risks, including changes in interest rates and foreign currency exchange rates, and from credit risk. Our investment portfolio consists of fixed income securities denominated in both U.S. and foreign currencies. External investment professionals manage our portfolio under the direction of our management in accordance with detailed investment guidelines provided by us. Our guidelines do not currently permit the use of derivatives other than foreign currency forward contracts. During the first half of 2002, however, we did utilize derivatives, as was permitted under guidelines in effect at the time. We do not currently utilize derivatives other than foreign currency forward contracts. In the future we may change our guidelines to permit the use of derivatives.

Interest Rate Risk.  Fluctuations in interest rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. We may manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security.  We seek to utilize investment benchmarks that reflect this duration target. Management periodically revises our investment benchmarks based on business and economic factors, including the average duration of our potential liabilities.  At June 30, 2003, our invested assets (assets under management by third party investment managers) had an approximate duration of 2.4 years.

At June 30, 2003, we held $933.6 million at fair market value, or 35.1% of our total invested assets in mortgage-related securities compared to $734.6 million or 32.9% at December 31, 2002. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.

We consider the effect of interest rate movements on the market value of our assets under management by third party investment managers and the corresponding change in unrealized appreciation. We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at June 30, 2003. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by Third Party Investment Managers

	Interest Rate Shift in Basis Points (Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100	+200
Total Market Value	$2,721,727	$2,690,047	$2,657,923	$2,624,930	$2,590,279	$2,516,697
Market Value Change from Base	2.4%	1.2%	0.0%	(1.2)%	(2.5)%	(5.3)%
Change in Unrealized Appreciation	$63,804	$32,124	$0	$(32,993)	$(67,644)	$(141,226)

Foreign Currency Risk.  Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies.  Therefore we may attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in such currencies. Furthermore, we may use foreign currency forward contracts in an effort to hedge against movements in the value of foreign currencies relative to the U.S. dollar and to gain exposure to interest rate differentials between differing market rates. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations and comprehensive income. At June 30, 2003, the net contractual amount of foreign currency forward contracts was $8.4 million with a negligible fair market value. We did not enter into any foreign currency forward contracts in the six months ended June 30, 2002.

At June 30, 2003, we had receivable balances of $663.8 million compared to $375.5 million at December 31, 2002. Of this balance, 80% was denominated in U.S. dollars. Of the remaining balance, 8% was denominated in Euro and 6% in Sterling. A 5% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $4.7 million, compared to $2.8 million at December 31, 2002.

Credit Risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At June 30, 2003, we did not have an aggregate exposure to any single issuer of more than 2% of our shareholders’ equity, other than with respect to U.S. government and agency securities.  In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

Value-at-Risk.  Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in fair market values of our investment portfolio. The VaR calculation is calculated by a third party provider and reviewed by management. VaR uses a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our investment portfolio at June 30, 2003 was approximately $93.8 million compared to $70.9 million at December 31, 2002, which represents the potential loss in fair market value of our investment portfolio over a one year time horizon within a 95% confidence level. This increase primarily reflects the higher investment balances. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results or financial position.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects on us are considered in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled.

Cautionary Note Regarding Forward-Looking Statement

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “ potential” and “intend.”  Forward-looking statements contained in this report include information regarding the mix of business within and between our segments, net premiums earned and percentage of allocated personnel expenses for underwriters in our U.S. reinsurance segment, managing interest rate and foreign currency risks, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from the Company’s expectations.  Important factors that could cause actual events or results to be materially different from the Company’s expectations include (1) the occurrence of natural and man-made disasters, (2) actual claims exceeding our loss reserves, (3), failure of any of the loss limitation methods we employ, (4) effects of emerging claims and coverage issues, (5) a decline in our ratings with Standard & Poor’s and A.M. Best, (6) loss of business provided to us by our major brokers, (7) general economic conditions, (8) increased competition on the basis of pricing, capacity, coverage terms or other factors, and (9) changes in governmental regulations.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant (as defined in Rule 13a-15(e) of the U.S. Securities Exchange Act of 1934 (“the Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

The Company currently is not a party to any legal proceedings. The Company expects that from time to time it will become subject to various legal proceedings, including arbitrations, arising in the ordinary course of business.  These legal proceedings are expected to generally relate to claims asserted by or against the Company’s subsidiaries in the ordinary course of their respective insurance, reinsurance and financial products and services operations.

Item 2.            Changes in Securities and Use of Proceeds

From time to time between April 1, 2003 and June 30, 2003, the Company issued 600,992 common shares pursuant to its 2003 Long-Term Equity Compensation Plan and its 2003 Directors Long-Term Equity Compensation Plan. None of the transactions involved any underwriters, underwriting discounts or commissions or any public offering. The Company believes that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the U.S. Securities Act of 1933 (“Securities Act”) by virtue of Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Regulation S for offerings of securities outside the U.S. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, such securities were restricted as to transfers and appropriate legends were affixed to the share certificates and instruments issued in such instances.

On July 7, 2003, the Company consummated the initial public offering of its common shares, $0.125 par value per share. The managing underwriters were Morgan Stanley & Co. Incorporated, Citigroup, Global Markets Inc, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Dowling & Partners, Securities, LLC, Fox Pitt, Kelton Inc. and Cochran, Caronia Securities LLC. The ordinary shares sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-103620) that was declared effective by the Securities and Exchange Commission on June 30, 2003. Of the common shares registered under the Registration Statement, 15,410,000 common shares were sold by the Company and 9,315,000 by selling shareholders, at a price to the public of $22.00 per share.  The aggregate offering price of the common shares sold by the Company was $339,020,000 and the aggregate offer price of the common shares sold by selling shareholders was $204,930,000.  The estimated aggregate net proceeds to the Company from the offering were approximately $316.0 million after deducting an aggregate of $20.3 million in underwriting discounts and commissions paid to the underwriters and an estimated $2.7 million in other direct expenses incurred in connection with the offering. Apart from the proceeds received by the selling shareholders, none of the proceeds from the offering were paid, directly or indirectly, to any of the Company’s officers or directors or any of their associates, or to any persons owning ten percent or more of the Company’s outstanding ordinary shares or to any of the Company’s affiliates. Upon consummation of the offering, the Company invested the net proceeds of the offering in short-term, investment-grade, interest bearing instruments to be used as additional capital for operations and general corporate purposes.

AXIS CAPITAL HOLDINGS LIMITED

Item 4.            Submission of Matters to a Vote of Shareholders

The following matters were submitted to a vote of shareholders at the Annual General Meeting of Common Shareholders held on May 8, 2003 at The Fairmont Hamilton Princess Hotel, Pitts Bay Road, Pembroke, Bermuda:

1.

Approval of the proposed amendment to AXIS Capital’s bye-laws, granting the Board of Directors the authority, without the need for shareholder approval, to create and issue new classes of shares, subdivide shares, consolidate shares (reverse stock splits), issue non-voting shares and issue options and warrants over shares and other securities convertible into shares.

	Votes in Favor	Votes Withheld	Abstentions
	13,813,687	683,933	390,819

2.	Approval of other proposed bye-law amendments to Axis Capital’s bye-laws.

	Votes in Favor	Votes Withheld	Abstentions
	14,204,506	293,114	390,819

3.	Approval of proposal to authorize the Board of Directors to appoint additional directors pursuant to Axis Capital’s bye-laws.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

4.	Approval of the 2003 AXIS Capital Long-Term Equity Compensation Plan.

	Votes in Favor	Votes Withheld	Abstentions
	14,351,043	146,577	390,819

5.	Approval of the 2003 AXIS Capital Directors Deferred Compensation Plan.

	Votes in Favor	Votes Withheld	Abstentions
	14,351,043	146,577	390,819

6.	Approval of the 2003 AXIS Capital Directors Long-Term Equity Compensation Plan.

	Votes in Favor	Votes Withheld	Abstentions
	14,351,043	146,577	390,819

7.	Approval of the appointment of Messrs. Deloitte & Touche as auditors of AXIS Capital until the conclusion of the next annual general meeting of AXIS Capital.

	Votes in Favor	Votes Withheld	Abstentions
	14,888,439	0	0

8.	Ratification and confirmation of all and any actions previously taken by the directors and officers of AXIS Capital.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

9.

Approval of the reduction of the board of directors of AXIS Specialty from twelve directors to three directors, the appointment of Messrs.  Michael Butt, John Charman and Andrew Cook as the directors of AXIS Specialty and the authorization of any director of AXIS Specialty to appoint, by notice in writing, a person or persons to act as an alternate to such director.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

10.	Approval of the adoption of new by-laws of AXIS Specialty.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

11.	Approval of the appointment of Messrs. Deloitte & Touche as auditor of AXIS Specialty until the conclusion of the next annual general meeting of AXIS Specialty.

	Votes in Favor	Votes Withheld	Abstentions
	14,888,439	0	0

12.	Approval of the waiving of laying of financial statements of AXIS Specialty together with the auditor’s reports thereon, for the period ended on December 31, 2001 and the year ended December 31, 2002.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

13.	Approval of the ratification and confirmation of all and any actions previously taken by the directors and officers of AXIS Specialty.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

14.	Approval of the transaction of any other ordinary business as may properly come before the annual general meeting of AXIS Specialty, or any adjournment thereof.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

15.	Approval of a Special Resolution of AXIS Ireland making certain changes to the Articles of Association and Memorandum of Association of AXIS Ireland.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

16.

Approval of a Special Resolution of AXIS Specialty Holdings Ireland Limited (“AXIS Ireland”) seeking authority to vote in favor of a Special Resolution of its wholly-owned subsidiary, AXIS Specialty Europe Limited (“ASEL”), to make certain changes to the Articles of Association and Memorandum of Association of ASEL.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

17.

Approval of a Special Resolution of AXIS Ireland seeking authority to vote in favor of a Special Resolution of its wholly-owned subsidiary, AXIS Re Limited (“ARL”), to make certain changes to the Articles of Association and Memorandum of Association of ARL.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

18.

Approval of a Special Resolution of AXIS Ireland seeking authority to vote in favor of a Special Resolution of its wholly-owned subsidiary, AXIS Specialty Europe Management Services Limited (“ASEMSL”), to the effect that ASEMSL make application under Section 311 of the Companies Act, 19634 (as amended by Section 11 of the Companies (Amendment) Act, 1982) to strike ASEMSL off the register.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

19.	Approval of an Ordinary Resolution of AXIS Ireland to increase the authorized share capital of AXIS Ireland.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

20.

Approval of an Ordinary Resolution of AXIS Ireland seeking authority to vote in favor of an Ordinary Resolution of ASEL to increase the authorized share capital of ASEL and to approve the financial statements and auditors of ASEL and certain other matters.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

21.

Approval of an Ordinary Resolution of AXIS Ireland seeking authority to vote in favor of an Ordinary Resolution of ARL to increase the authorized share capital of ARL and to approve the financial statements and auditors of ARL and certain other matters.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

22.	Approval and adoption of the Directors’ and Auditors’ Reports and the Consolidated Financial Statements of AXIS Ireland for the period ended December 31, 2002.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

23.	Approval of the noting of the re-appointment of Deloitte & Touche, Chartered Accountants as the Auditors of AXIS Ireland

	Votes in Favor	Votes Withheld	Abstentions
	14,888,439	0	0

24.	Approval of the authorization of the Directors of AXIS Ireland to fix the remuneration of the Auditors of AXIS Ireland.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

25.	Approval of the transaction of any other ordinary business as may properly come before the annual general meeting of AXIS Ireland to be held on May 20, 2003, or any adjournment thereof.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

26.	Approval of a Special Resolution of AXIS Specialty UK Limited (“AXIS UK”) to make certain changes to the Articles of Association of AXIS UK.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

27.

Approval of the appointment of Messrs. Deloitte & Touche as auditor of AXIS UK until the conclusion of the next annual general meeting of AXIS UK, at a fee to be agreed upon by the directors of AXIS UK.

	Votes in Favor	Votes Withheld	Abstentions
	14,888,439	0	0

28.	Approval of the waiving of laying of financial statements of AXIS UK together with the auditor’s reports thereon, for the financial period ended December 31, 2002.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

29.	Approval of the ratification and confirmation of all and any actions previously taken by the directors and officers of AXIS UK.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

30.	Approval of the transaction of any other ordinary business as may properly come before the annual general meeting of AXIS UK, or any adjournment thereof.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

31.	Approval of a Special Resolution of AXIS Specialty UK Holdings Limited (“AXIS UK Holdings”) to make certain changes to the Articles of Association of AXIS UK Holdings.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

32.	Approval of the appointment of Messrs. Deloitte & Touche as auditor of AXIS UK Holdings until the conclusion of the next annual general meeting of AXIS UK Holdings.

	Votes in Favor	Votes Withheld	Abstentions
	14,888,439	0	0

33.	Approval of the waiving of laying of financial statements of AXIS UK Holdings together with the auditor’s reports thereon, for the financial period ended December 31, 2002.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

34.	Approval of the ratification and confirmation of all and any actions previously taken by the directors and officers of AXIS UK Holdings.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

35.	Approval of the transaction of any other ordinary business as may properly come before the annual general meeting of AXIS UK Holdings, or any adjournment thereof.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

36.	Approval of the election of Messrs. John R. Charman and Andrew Cook as directors of AXIS Specialty (Barbados) Limited (“AXIS Barbados”)

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

37.	Approval of the appointment of Messrs. Deloitte & Touche as auditor of AXIS Barbados until the conclusion of the next annual general meeting of AXIS Barbados.

	Votes in Favor	Votes Withheld	Abstentions
	14,888,439	0	0

38.	Approval of the waiving of laying of financial statements of AXIS Barbados together with the Auditor’s reports thereon, for the financial year ended December 31, 2002.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

39.	Approval of the ratification and confirmation of all and any actions previously taken by the directors and officers of AXIS Barbados.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

40.	Approval of the transaction of any other ordinary business as may properly come before the annual general meeting of AXIS Barbados, or any adjournment thereof.

	Votes in Favor	Votes Withheld	Abstentions
	14,497,620	0	390,819

The following matter was submitted to a vote of shareholders at the Special General Meeting of Shareholders held on June 19, 2003 at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda:

1.             Rescission of the approval of the shareholders of the Company of May 8, 2003 to amend AXIS Capital's bye-laws by the addition of a new bye-law 15(2), effective upon consummation of the initial public offering

Votes in Favor	Votes Withheld	Abstentions
10,960,499	0	0

Item 6.            Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                           Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2                           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8th, 2003

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/ John Charman
John Charman
President and Chief Executive Officer
(Authorized Officer)

By:	/s/ Andrew Cook
Andrew Cook
Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)