Form 10-Q
period 2003-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2003-11-07
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
Commission file number 001-31721

AXIS CAPITAL HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0395986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Pitts Bay Road, Pembroke HM 08, Bermuda
(Address of principal executive offices and zip code)

(441) 296-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 6, 2003, there were 154,349,909 Common Shares, $0.01 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as at September 30, 2003 (Unaudited) and December 31, 2002

Condensed Consolidated Statements of Operations and Comprehensive Income for the Quarters and Nine months Ended September 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine months Ended September 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2003 and September 30, 2002 (Unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Shareholders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents	$790,604	$729,296
Investments at fair market value (Amortized cost 2003: $3,234,190; 2002: $1,677,506)	3,277,783	1,702,990
Accrued interest receivable	21,612	16,502
Insurance and reinsurance premium balances receivable	690,907	375,508
Deferred acquisition costs	152,842	77,166
Prepaid reinsurance premiums	162,486	49,673
Reinsurance recoverable	100,152	1,703
Intangible assets	27,204	14,079
Other assets	29,930	19,204
Total Assets	$5,253,520	$2,986,121

Liabilities
Reserve for losses and loss expenses	$785,041	$215,934
Unearned premiums	1,153,296	555,962
Insurance and reinsurance balances payable	174,832	142,696
Accounts payable and accrued expenses	60,043	24,119
Net payable for investments purchased	399,506	86,377
Total Liabilities	2,572,718	1,025,088

Shareholders’ Equity
Share capital (Authorized 800,000,000 common shares, par value$0.0125; issued and outstanding 2003: 154,357,909; 2002: 138,168,520)	1,929	1,727
Additional paid-in capital	2,015,236	1,686,599
Deferred compensation	(15,605)	(20,576)
Accumulated other comprehensive income, net of tax	39,589	25,484
Retained earnings	639,653	267,799
Total Shareholders’ Equity	2,680,802	1,961,033

Total Liabilities & Shareholders’ Equity	$5,253,520	$2,986,121

See accompanying notes to Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the quarters and nine months ended September 30, 2003 and 2002
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$633,942	$252,260	$1,793,979	$778,660
Premiums ceded	(99,567)	(52,289)	(269,636)	(84,100)
Change in unearned premiums	(136,909)	(32,268)	(488,858)	(376,784)
Net premiums earned	397,466	167,703	1,035,485	317,776

Net investment income	19,342	21,476	46,598	55,313
Net realized gains (losses)	(5,713)	6,868	21,190	16,332
Other insurance related income	8,548	0	19,756	0
Total revenues	419,643	196,047	1,123,029	389,421

Expenses
Net losses and loss expenses	184,180	63,841	526,135	148,628
Acquisition costs (related party 2003: $20,799; 2002: $10,938; 2003: $60,143; 2002: 20,997)	65,770	31,025	174,750	59,925
General and administrative expenses	25,174	11,274	68,471	29,327
Foreign exchange gains	(4,574)	(2,487)	(19,316)	(2,596)
Total expenses	270,550	103,653	750,040	235,284

Income before income taxes	149,093	92,394	372,989	154,137
Income tax expense	2,111	271	1,135	289
Net Income	146,982	92,123	371,854	153,848

Other comprehensive income
Unrealized gains arising during the period	6,190	23,204	23,172	27,160
Adjustment for re-classification of gains (losses) realized in income,net of tax	(4,321)	(140)	(9,067)	191
Comprehensive income, net of tax	$148,851	$115,187	$385,959	$181,199

Weighted average common shares and common share equivalents - basic	151,453,213	135,281,608	141,499,081	135,252,904

Weighted average common shares and common share equivalents - diluted	163,232,232	136,246,838	151,322,233	136,082,749

Earnings per share - basic	$0.97	$0.68	$2.63	$1.14

Earnings per share - diluted	$0.90	$0.68	$2.46	$1.13

See accompanying notes to Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2003 and 2002
(Expressed in thousands of U.S. dollars)

	September 30, 2003	September 30, 2002
	(Unaudited)	(Unaudited)
Share capital
Balance at beginning of period	$1,727	$1,689
Issued during period	202	17
Balance at end of period	$1,929	$1,706

Additional paid-in capital
Balance at beginning of period	$1,686,599	$1,646,950
Issue of shares	328,637	17,125
Balance at end of period	$2,015,236	$1,664,075

Deferred compensation
Balance at beginning of period	$(20,576)	$(1,311)
Issue of restricted shares	(1,260)	(16,304)
Amortization of deferred compensation	6,231	4,511
Balance at end of period	$(15,605)	$(13,104)

Accumulated other comprehensive income, net of tax
Balance at beginning of period	$25,484	$(456)
Change in unrealized gain, net of tax	14,105	27,350
Balance at end of period	$39,589	$26,894

Retained earnings
Balance at beginning of period	$267,799	$2,680
Net income for period	371,854	153,848
Balance at end of period	$639,653	$156,528

Total Shareholders’ Equity	$2,680,802	$1,836,099

See accompanying notes to Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003 and September 30, 2002
(Expressed in thousands of U.S. dollars)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities:
Net income	$371,854	$153,848
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on sales of investments	(21,190)	(16,331)
Amortization of discounts on fixed maturities	27,664	2,169
Amortization of deferred compensation	6,231	4,511
Amortization of intangible assets	750	0
Accrued interest receivable	(5,110)	(5,386)
Insurance and reinsurance premium balances receivable	(315,399)	(225,788)
Reinsurance recoverable	(98,449)	0
Deferred acquisition costs	(75,676)	(74,317)
Prepaid reinsurance premiums	(112,813)	(57,065)
Other assets	(14,964)	(7,957)
Reserve for losses and loss expenses	569,107	148,628
Unearned premiums	597,334	433,849
Insurance and reinsurance balances payable	32,136	97,372
Accounts payable and accrued expenses	23,380	10,196
Total adjustments	613,001	309,881
Net cash provided by operating activities	984,855	463,729
Cash flows provided by (used in) investing activities:
Net cash paid in acquisition of subsidiaries	(34,664)	0
Purchases of available-for-sale securities	(9,210,970)	(6,814,985)
Sales of available-for-sale securities	7,990,270	6,159,759
Net cash used in investing activities	(1,255,364)	(655,229)
Cash flows provided by (used in) financing activities:
Issue of shares, net	331,817	839
Net cash provided by financing activities	331,817	839
Increase/(decrease) in cash and cash equivalents	61,308	(190,661)
Cash and cash equivalents - beginning of period	729,296	761,670
Cash and cash equivalents - end of period	$790,604	$571,009

See accompanying notes to Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.             Basis of Preparation and Consolidation

These unaudited condensed consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and all of its subsidiaries (collectively referred to as the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, the reserve for losses and loss expenses and premium estimates for business written on a line slip or proportional basis.

2.             Significant events

                    On July 7, 2003, the Company completed an initial public offering of 15.4 million of its common shares. Net proceeds to the Company from the offering were $316.0 million and have been credited to shareholders’ equity.

3.             New Accounting Pronouncements

On December 31, 2002, the FASB issued FAS No.148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” FAS 148 amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the existing disclosure to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The additional disclosure requirements are effective for fiscal years ended after December 15, 2002. The Company currently follows APB 25 and accounts for stock-based compensation under the intrinsic value method of accounting; however, with effect from the fourth quarter of 2003, the Company will adopt the fair value based method of accounting for stock-based employee compensation using the prospective method provided under FAS 148. The expected effect of this prospective adoption in the fourth quarter of 2003 is a reduction in net income of $0.3 million.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation.

		For the quarter ended		For the nine months ended
		September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income, as reported		$146,982	$92,123	$371,854	$153,848
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	2,073	1,860	6,305	4,511
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,543)	(3,163)	(10,786)	(8,184)

	Pro-forma net income	145,512	90,820	367,373	150,175
	Earnings per share:
	Basic - as reported	$0.97	$0.68	$2.63	$1.14
	Basic - pro forma	$0.96	$0.67	$2.60	$1.11
	Diluted - as reported	$0.90	$0.68	$2.46	$1.13
	Diluted - pro forma	$0.89	$0.67	$2.43	$1.10

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

With effect from July 1, 2003, the Company adopted FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. As a result, some of our mortgage-related securities are required to be classified as derivatives and the unrealized gains (losses) associated with these securities that were previously recorded in accumulated other comprehensive income are now recorded in net realized gains (losses).  For the quarter and nine months ended September 30, 2003, included within net realized gains (losses) are $6.1 million in realized losses and $1.3 million of unrealized gains relating to these securities.

4.             Segment Information

With effect from January 1, 2003, the Company added two new segments, U.S. Insurance and U.S. Reinsurance, following the acquisition of AXIS Surplus Insurance Company (“AXIS Surplus”) effective January 1, 2003 and the acquisition of AXIS Reinsurance Company (“AXIS Reinsurance”) in late 2002. The Company’s business consists of four underwriting segments: global insurance (formerly specialty lines), global reinsurance (formerly treaty reinsurance), U.S. insurance and U.S. reinsurance. The Company evaluates the performance of each underwriting segment based on underwriting results. Other items of revenue and expenditure (excluding underwriters’ personnel expenses) are not evaluated at the segment level. In addition, management does not allocate its assets by segment as it evaluates the underwriting results of each segment separately from the results of its investment portfolio.

Certain business written by the Company has loss experience generally characterized as low frequency and high severity.  This may result in volatility in both the Company’s and an individual segment’s operating results and cash flows.

Global Insurance

Our global insurance segment principally consists of specialty lines business sourced primarily outside of the U.S. In this segment, we offer clients tailored solutions in order to respond to their distinctive risk characteristics. Since most of the lines in this segment are for property and not for casualty coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business, which facilitates our reserving process for this segment.

Global Reinsurance

Our global reinsurance segment principally consists of treaty reinsurance business sourced outside of the U.S. and provides severity-driven products, primarily for catastrophic risks. This business is short tail in nature, which typically allows us to determine the ultimate loss experience within a relatively short time after a contract has expired.  Our contracts can be written on either an excess of loss basis or a proportional basis.

U.S. Insurance

Our U.S. insurance segment principally consists of specialty lines business sourced in the U.S. and primarily includes the following risk classifications: commercial property, commercial liability and professional lines.

U.S. Reinsurance

Our U.S. reinsurance segment principally consists of reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties we write in our U.S. reinsurance segment include: professional lines, liability, property, marine and aviation. Our contracts can be written on either an excess of loss basis or a proportional basis.

The following tables summarize the underwriting results, ratios and the reserves for losses and loss expenses for our four business segments as of and for the quarters and nine months ended September 30, 2003 and September 30, 2002.

Quarter ended September 30, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Total

Revenues:
Gross premiums written	$249,313	$114,586	$188,041	$82,002	$633,942
Net premiums written	245,659	114,586	92,850	81,280	534,375
Net premiums earned	198,576	117,445	50,458	30,987	397,466
Other insurance related income	8,124	424	0	0	8,548
Expenses:
Net losses and loss expenses	85,415	44,100	33,621	21,044	184,180
Acquisition costs	33,793	19,975	5,359	6,643	65,770
Underwriting profit (before general and administrative expenses)	87,492	53,794	11,478	3,300	156,064
General and administrative expenses					25,174
Underwriting Income					130,890

Net investment income					19,342
Realized (losses) on investments					(5,713)
Foreign exchange gain					4,574
Income before income taxes					$149,093

Ratios:
Net loss and loss expense ratio	43.0%	37.5%	66.6%	67.9%	46.3%
Acquisition cost ratio	17.0%	17.0%	10.6%	21.4%	16.6%
Combined ratio before general and administrative expenses					62.9%
General and administrative expense ratio					6.3%
Combined ratio					69.2%

Reserve for losses and loss expenses as at September 30, 2003	$395,854	$194,146	$153,640	$41,401	$785,041

Quarter ended September 30, 2002

The Company did not have a U.S. insurance or a U.S. reinsurance segment during the quarter ended September 30, 2002.

	Global Insurance	Global Reinsurance	Total
Revenues:
Gross premiums written	$179,060	$73,200	$252,260
Net premiums written	126,771	73,200	199,971
Net premiums earned	100,040	67,663	167,703
Expenses:
Net losses and loss expenses	49,094	14,747	63,841
Acquisition costs	17,198	13,827	31,025
Underwriting profit (before general and administrative expenses)	33,748	39,089	72,837
General and administrative expenses			11,274
Underwriting Income			61,563

Net investment income			21,476
Realized gains on investments			6,868
Foreign exchange gain			2,487
Income before income taxes			$92,394

Ratios:
Net loss and loss expense ratio	49.1%	21.8%	38.1%
Acquisition cost ratio	17.2%	20.4%	18.5%
Combined ratio before general and administrative expenses			56.6%
General and administrative expense ratio			6.7%
Combined ratio			63.3%

Reserve for losses and loss expenses as at September 30, 2002	$98,570	$51,021	$149,591

Nine months ended September 30, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Total
Revenues:
Gross premiums written	$700,612	$446,228	$451,087	$196,052	$1,793,979
Net premiums written	675,248	436,858	218,409	193,828	1,524,343
Net premiums earned	567,947	308,158	103,503	55,877	1,035,485
Other insurance related income	19,332	424	0	0	19,756
Expenses:
Net losses and loss expenses	285,958	132,672	66,743	40,762	526,135
Acquisition costs	91,129	56,724	12,350	14,547	174,750
Underwriting profit (before general and administrative expenses)	210,192	119,186	24,410	568	354,356
General and administrative expenses					68,471
Underwriting Income					285,885

Net investment income					46,598
Realized gains on investments					21,190
Foreign exchange gain.					19,316
Income before income taxes					$372,989

Ratios:
Net loss and loss expense ratio	50.3%	43.1%	64.5%	72.9%	50.8%
Acquisition cost ratio	16.0%	18.4%	11.9%	26.0%	16.9%
Combined ratio before general and administrative expenses					67.7%
General and administrative expense ratio					6.6%
Combined ratio					74.3%

Reserve for losses and loss expenses as at September 30, 2003	$395,854	$194,146	$153,640	$41,401	$785,041

Nine months ended September 30, 2002

The Company did not have a U.S. insurance or a U.S. reinsurance segment during the nine months ended September 30, 2002.

	Global Insurance	Global Reinsurance	Total
Revenues:
Gross premiums written	$483,860	$294,800	$778,660
Net premiums written	399,760	294,800	694,560
Net premiums earned	170,685	147,091	317,776
Expenses:
Net losses and loss expenses	97,684	50,944	148,628
Acquisition costs	31,397	28,528	59,925
Underwriting profit (before general and administrative expenses	41,604	67,619	109,223
General and administrative expenses			29,327
Underwriting Income			79,896

Net investment income			55,313
Realized gains on investments			16,332
Foreign exchange gain			2,596
Income before income taxes			$154,137

Ratios:
Net loss and loss expense ratio	57.2%	34.6%	46.8%
Acquisition cost ratio	18.4%	19.4%	18.9%
Combined ratio before general and administrative expenses			65.7%
General and administrative expense ratio			9.2%
Combined ratio			74.9%

Reserve for losses and loss expenses as at September 30, 2002	$98,570	$51,021	$149,591

5.             Business Combinations

On February 28, 2003, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Sheffield Insurance Corporation, an Illinois domiciled surplus lines company, for $34.7 million and subsequently renamed it AXIS Surplus Insurance Company (“AXIS Surplus”). The results of AXIS Surplus’ operations have been included in the consolidated financial statements from the effective purchase date of January 1, 2003. The purchase of AXIS Surplus was made to expand the Company’s ability to write insurance on a non-admitted basis within the U.S.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of AXIS Surplus.

Cash and investments		$54,638
Premium balances receivable		11,083
Reinsurance recoverable		15,034
Prepaid reinsurance		14,854
Deferred acquisition costs		1,384
Intangible assets
With a definite life: Insurance licenses	$3,000
With an indefinite life: Value of business acquired	2,250
		5,250
Goodwill		2,750
Total assets acquired		104,993

Reserve for losses and loss expenses		20,901
Unearned premiums		39,707
Insurance and reinsurance balances payable		8,402
Other liabilities		1,319
Total liabilities acquired		70,329
Net assets acquired		$34,664

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

6.             Commitments and contingencies

On March 27, 2003, the Company renewed its existing credit facility by entering into a $550 million revolving credit facility (the “Credit Agreement”) with a syndicate of commercial banks led by JPMorgan Chase Bank, as Administrative Agent and Lender. Under the terms of this Credit Agreement, up to $550 million may be used by AXIS Capital, AXIS Specialty Limited (“AXIS Specialty”), AXIS Reinsurance, AXIS Specialty Insurance Company (“AXIS Insurance”) and AXIS Surplus to issue letters of credit and up to $100 million may be used by AXIS Capital and AXIS Specialty for general corporate purposes, with total borrowings not to exceed $550 million. As at September 30, 2003, letters of credit outstanding totaled $33.7 million (December 31, 2002: $10.0 million).  The Credit Agreement contains various loan covenants with which the Company must comply, including, among other things, certain limitations on the incurrence of future indebtedness and requirements that the Company maintain a minimum level of consolidated shareholders’ equity of approximately $1.4 billion and a debt to total capitalization ratio not greater than 0.35:1.00. The Company was in compliance with all covenants contained in the Credit Agreement at September 30, 2003. There was no debt outstanding under the Credit Agreement at September 30, 2003 or December 31, 2002.

7.             Earnings per share

The following table sets forth the comparison of basic and diluted earnings per share:

	Quarter ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Basic earnings per share
Net income	$146,982	$92,123	$371,854	$153,848
Weighted average common shares outstanding	151,453,213	135,281,608	141,499,081	135,252,904
Basic earnings per share	$0.97	$0.68	$2.63	$1.14

Diluted earnings per share
Weighted average common shares outstanding	151,453,213	135,281,608	141,499,081	135,252,904
Share equivalents
Warrants	9,156,307	801,139	7,700,860	699,178
Options	1,922,944	130,752	1,585,807	108,193
Restricted stock	699,768	33,339	536,485	22,474
Weighted average common shares outstanding – diluted	163,232,232	136,246,838	151,322,233	136,082,749
Diluted earnings per share	$0.90	$0.68	$2.46	$1.13

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

On July 7, 2003, the Company completed an initial public offering of 15.4 million of its common shares. Net proceeds to the Company from the offering were $316.0 million and have been credited to shareholders’ equity.

We underwrite insurance and reinsurance on a global basis.  In 2002, our business consisted of two underwriting segments: specialty lines and treaty reinsurance.  With effect from January 1, 2003, we added two new segments following our acquisitions of AXIS Reinsurance and AXIS Surplus.  Our business now consists of four segments: global insurance (formerly specialty lines), global reinsurance (formerly treaty reinsurance), U.S. insurance and U.S. reinsurance.

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

This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and notes thereto contained in our prospectus dated July 1, 2003.

Acquisition History

On February 28, 2003, the Company completed the acquisition of Sheffield Insurance Corporation for $34.7 million and subsequently renamed it AXIS Surplus Insurance Company. At the time of purchase, Sheffield Insurance Company was licensed to write insurance in Illinois and Alabama and eligible to write surplus lines insurance in 39 states and the District of Columbia.  In addition, we added a team of insurance professionals from Combined Specialty Group, Inc.  On February 17, 2003, we acquired the renewal rights to a book of professional liability insurance and related lines business written by the Financial Insurance Solutions Group of Kemper in exchange for an override payment.  The override payment is based on a percentage of gross written premiums of all FIS accounts that are renewed by the Company.  We purchased this company and agreed to acquire these rights as the foundation for commencing our U.S. insurance operations.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Managements’ Discussion and Analysis of Results of Operations and Financial Condition contained in our prospectus dated July 1, 2003.

Quarters ended September 30, 2003 and 2002

Premiums.  In the quarter ended September 30, 2003, gross premiums written were $633.9 million compared with $252.3 million for the quarter ended September 30, 2002, an increase of $381.6 million. Of this increase, 70.8% was generated by our U.S. insurance and reinsurance segments, which began underwriting business at the start of our 2003 underwriting year and produced gross premiums written of $188.0 million and $82.0 million, respectively. We expect the mix of business within and between our segments to change over time based on market conditions and our view of the long term profit potential of individual lines of business.

Premiums ceded for the quarter ended September 30, 2003 were $99.6 million compared with $52.3 million for the quarter ended September 30, 2002, an increase of $47.3 million. We purchase reinsurance primarily to reduce our exposure to risk of loss on some lines of business written primarily within our global insurance and U.S. insurance segments. The increase in premiums ceded was primarily generated by our U.S. insurance segment.

Net premiums earned for the quarter ended September 30, 2003 were $397.5 million compared with $167.7 million for the quarter ended September 30, 2002, an increase of $229.8 million. This increase was caused by two factors. Firstly, we increased the volume of premiums written during the nine months ended September 30, 2003 over the corresponding period in 2002. Secondly, as the quarter ended September 30, 2002 was in our first year of underwriting, premiums were earned only on contracts written following the commencement of operations in November of 2001 through the end of September 2002. For the quarter ended September 30, 2003, we earned premiums on contracts written in both 2002 and 2003.

Net Investment Income and Net Realized Gains (Losses).  Net investment income, including realized gains, for the quarter ended September 30, 2003 was $13.6 million compared with $28.3 million for the quarter ended September 30, 2002, a decrease of $14.7 million.

Net Investment Income. Net investment income for the quarter ended September 30, 2003 was $19.3 million compared with $21.5 million for the quarter ended September 30, 2002, a decrease of $2.2 million.  This decrease was due to lower investment yields, partially offset by higher investment balances. Net investment income consisted primarily of interest on fixed income securities that was partially offset by investment management, accounting and custody fees of $1.6 million for the quarter ended September 30, 2003 compared with $0.7 million for the quarter ended September 30, 2002.

The annualized effective yield (calculated by dividing the investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) for the quarter ended September 30, 2003 was 2.6% compared with 4.7% for the quarter ended September 30, 2002.  The reduction in the effective yield was a result of lower U.S. interest rates and a larger allocation to shorter duration investments during the beginning of the 2003 quarter.

Net Realized Gains (Losses). Net realized losses for the quarter ended September 30, 2003 were $5.7 million compared with realized gains of $6.9 million for the quarter ended September 30, 2002, a decrease of $12.6 million. We invest our portfolios to produce a total return.  In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios.  As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter.

With effect from July 1, 2003, the Company adopted FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. As a result, some of our mortgage-related securities are required to be classified as derivatives and the unrealized gains (losses) associated with these securities that were previously recorded in accumulated other comprehensive income are now recorded in net realized gains (losses).  For the quarter ended September 30, 2003, included within net realized gains (losses) are $6.1 million in realized losses and $1.3 million of unrealized gains relating to these securities.

The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the quarter ended September 30, 2003 was 0.3% compared with 2.8% for the quarter ended September 30, 2002. The total return for an investment portfolio is a combination of price and income return. Price return is affected by movements in interest rates whereas income return is affected by the level of interest rates. The lower total return was a result of a negative price return due to increasing U.S. interest rates and a lower income return due to a lower level of U.S. interest rates in comparison to the quarter ended September 30, 2002.

Other Insurance Related Income.  Other insurance related income for the quarter ended September 30, 2003 was $8.5 million. This income related primarily to the movement in the fair value of our insurance contracts that meet the definition of a derivative. We did not record any other insurance related income in the quarter ended September 30, 2002.

Net Losses and Loss Expenses.  Net losses and loss expenses for the quarter ended September 30, 2003 were $184.2 million compared to $63.8 million for the quarter ended September 30, 2002, an increase of $120.4 million. The net loss and loss expense ratio for the quarter ended September 30, 2003 was 46.3% compared to 38.1% for the quarter ended September 30, 2002. This increase was a result of the increase in the volume of net premiums earned and a change in the mix of business within and between our segments.

Acquisition Costs.  Acquisition costs for the quarter ended September 30, 2003 were $65.8 million compared to $31.0 million for the quarter ended September 30, 2002, an increase of $34.8 million. This increase was a result of the increase in the volume of net premiums earned. The acquisition cost ratio for the quarter ended September 30, 2003 was 16.6% compared to 18.5% for the quarter ended September 30, 2002, a decrease of 1.9%. This decrease resulted primarily from the effects of a change in business mix; our U.S. insurance segment, which began underwriting in 2003, has a lower acquisition cost ratio than our other segments due to the receipt of ceding commissions on certain ceded contracts that are recorded as an offset to acquisition costs.

We also allocate the personnel expenses of our underwriters to acquisition costs. Included within the acquisition cost ratio was 2.4% for the quarter ended September 30, 2003 and 1.6% for the quarter ended September 30, 2002 relating to the allocation of personnel expenses of our underwriters.

General and Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2003 were $25.2 million compared to $11.3 million for the quarter ended September 30, 2002, an increase of $13.9 million. This increase was primarily driven by the addition of operations and employees in the U.S. and Europe. The general and administrative expense ratio for the quarter ended September 30, 2003 was 6.3% compared to 6.7% for the quarter ended September 30, 2002. The decrease was caused by an increase in the volume of net premiums earned.

Foreign Exchange Gains.  Our functional currency is the U.S. dollar. However, some of our business is written in other currencies. The following table sets forth the composition of our foreign exchange gains.

	Quarter ended September 30, 2003	Quarter ended September 30, 2002
	($ in thousands)	($ in thousands)
Realized exchange gains (losses)	$(798)	$1,381
Unrealized exchange gains (losses)	5,372	1,106

Foreign exchange gains	$4,574	$2,487

The realized and unrealized exchange gains were principally made on transactions denominated in Euros and Sterling. The Euro and Sterling appreciated by 1.3% and 0.4%, respectively, against the U.S. dollar from July 1, 2003 to September 30, 2003.

Income Tax Expense. Tax expense for the quarter ended September 30, 2003 was $2.1 million and for the quarter ended September 30, 2002 was $0.3 million.

Net Income.  Net income for the quarter ended September 30, 2003 was $147.0 million compared to $92.1 million, an increase of $54.9 million. Net income for the quarter ended September 30, 2003 consisted of net underwriting income of $130.9 million, net investment income and net realized losses of $13.6 million, foreign exchange gains of $4.6 million and tax expense of $2.1 million. Net income for the quarter ended September 30, 2002 consisted of net underwriting income of $61.6 million, net investment income and net realized gains of $28.3 million, foreign exchange gains of $2.5 million and tax expense of $0.3 million.

Comprehensive Income.  Comprehensive income for the quarter ended September 30, 2003 was $148.9 million compared to $115.2 million for the quarter ended September 30, 2002, an increase of $33.7 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the quarter ended September 30, 2003, we experienced a net increase in the unrealized position in our investment portfolio of $1.9 million compared to an increase of $23.1 million during the quarter ended September 30, 2002.

Nine months ended September 30, 2003 and 2002

Premiums.  In the nine months ended September 30, 2003, gross premiums written were $1,794.0 million compared with $778.7 million for the nine months ended September 30, 2002, an increase of $1,015.3 million. Of this increase, 63.7% was generated by our U.S. insurance and reinsurance segments, which began underwriting business at the start of our 2003 calendar year and produced gross premiums written of $451.1 million and $196.1 million, respectively. In addition, we experienced an increase in gross premiums written of $216.7 million from our global insurance segment and $151.4 million from our global reinsurance segment. We expect the mix of business within and between our segments to change over time based on market conditions and our view of the long term profit potential of individual lines of business.

Premiums ceded for the nine months ended September 30, 2003 were $269.6 million compared with $84.1 million for the nine months ended September 30, 2002, an increase of $185.5 million. We purchase reinsurance primarily to reduce our exposure to risk of loss on some lines of business written primarily within our global insurance and U.S. insurance segments. The increase in ceded premiums was primarily generated by our U.S. insurance segment.

Net premiums earned for the nine months ended September 30, 2003 were $1,035.5 million compared with $317.8 million for the nine months ended September 30, 2002, an increase of $717.7 million. This increase was caused by two factors. Firstly, we increased the volume of premiums written during the nine months ended September 30, 2003 over the corresponding nine months in 2002. Secondly, as the nine months ended September 30, 2002 were part of our first full underwriting year, premiums were earned only on contracts written following the commencement of operations in November of 2001 through the end of September 2002. For the nine months ended September 30, 2003, we earned premiums on contracts written in both 2002 and 2003.

Net Investment Income and Net Realized Gains (Losses).  Net investment income, including realized gains, for the nine months ended September 30, 2003 was $67.8 million compared with $71.6 million for the nine months ended September 30, 2002, a decrease of $3.8 million.

Net Investment Income. Net investment income for the nine months ended September 30, 2003 was $46.6 million compared with $55.3 million for the nine months ended September 30, 2002, a decrease of $8.7 million. This was primarily due to lower interest rates and an increase in the amortization expense on our mortgage-backed securities portfolio, partially offset by higher investment balances. Net investment income consisted primarily of interest on fixed income securities that was partially offset by investment management, accounting and custody fees of $4.0 million for the nine months ended September 30, 2003 compared with $2.1 million for the nine months ended September 30, 2002. The higher fees were a result of an increase in our assets managed by third party portfolio managers.

The annualized effective yield (calculated by dividing the investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) for the nine months ended September 30, 2003 was 2.4% compared with 4.4% for the nine months ended September 30, 2002. The reduction in the effective yield was primarily due to lower U.S. interest rates.

Net Realized Gains (Losses). Net realized gains for the nine months ended September 30, 2003 were $21.2 million compared with $16.3 million for the nine months ended September 30, 2002, an increase of $4.9 million.  We invest our portfolios to produce a total return.  In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios.  As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter.

With effect from July 1, 2003, the Company adopted FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. As a result, some of our mortgage-related securities are required to be classified as derivatives and the unrealized gains (losses) associated with these securities that were previously recorded in accumulated other comprehensive income are now recorded in net realized gains (losses).  For the nine months ended September 30, 2003, included within net realized gains (losses) are $6.1 million in realized losses and $1.3 million of unrealized gains relating to these securities.

The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the nine months ended September 30, 2003 was 3.1% compared with 5.9% for the nine months ended September 30, 2002. The total return for an investment portfolio is a combination of price and income return. Price return is affected by movements in interest rates whereas income return is affected by the level of interest rates. The lower total return period over period was a result of a lower price return due to smaller declines in U.S. interest rates and a lower income return due to a lower level of U.S. interest rates.

Other Insurance Related Income.  Other insurance related income for the nine months ended September 30, 2003 was $19.8 million. This income related primarily to the movement in the fair value of our insurance contracts that meet the definition of a derivative. We did not record any other insurance related income in the nine months ended September 30, 2002.

Net Losses and Loss Expenses.  Net losses and loss expenses for the nine months ended September 30, 2003 were $526.1 million compared to $148.6 million for the nine months ended September 30, 2002, an increase of $377.5 million. The net loss and loss expense ratio for the nine months ended September 30, 2003 was 50.8% compared to 46.8% for the nine months ended September 30, 2002. This increase was a result of the increase in the volume of net premiums earned and a change in the mix of business within and between our segments.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2003 were $174.8 million compared to $59.9 million for the nine months ended September 30, 2002, an increase of $114.9 million. This increase was a result of the increase in the volume of net premiums earned. The acquisition cost ratio for the nine months ended September 30, 2003 was 16.9% compared to 18.9% for the nine months ended September 30, 2002, a decrease of 2.0%. This decrease resulted primarily from the effects of a change in business mix; our U.S. insurance segment, which began underwriting in 2003, has a lower acquisition cost ratio than our other segments due to the receipt of ceding commissions on certain ceded contracts that are recorded as an offset to acquisition costs.

We also allocate the personnel expenses of our underwriters to acquisition costs. Included within the acquisition cost ratio was 2.7% for the nine months ended September 30, 2003 and 2.2% for the nine months ended September 30, 2002 relating to the allocation of personnel expenses of our underwriters.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2003 were $68.5 million, compared to $29.3 million for the nine months ended September 30, 2002, an increase of $39.2 million. This increase was primarily driven by the addition of operations and employees in the U.S. and Europe. The general and administrative expense ratio for the nine months ended September 30, 2003 was 6.6% compared to 9.2% for the nine months ended September 30, 2002. The reduction in the ratio was caused by an increase in the volume of net premiums earned.

Foreign Exchange Gains.  Our functional currency is the U.S. dollar. However, some of our business is written in other currencies. The following table sets forth the composition of our foreign exchange gains.

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	($ in thousands)	($ in thousands)
Realized exchange gains	$2,734	$760
Unrealized exchange gains	16,582	1,836

Foreign exchange gains	$19,316	$2,596

The unrealized exchange gains were principally made on asset balances denominated in Euros and Sterling.  The Euro and Sterling appreciated by 11.1% and 3.2%, respectively, against the U.S. dollar from January 1, 2003 to September 30, 2003.

Income Tax Expense.  Tax expense for the nine months ended September 30, 2003 was $1.1 million and for the nine months ended September 30, 2002 was $0.3 million.

Net Income.  Net income for the nine months ended September 30, 2003 was $371.9 million compared to $153.8 million, an increase of $218.1 million. Net income for the nine months ended September 30, 2003 consisted of net underwriting income of $285.9 million, net investment income and net realized gains of $67.8 million, foreign exchange gains of $19.3 million and tax expense of $1.1 million. Net income for the nine months ended September 30, 2002 consisted of net underwriting income of $79.9 million, net investment income and net realized gains of $71.6 million, foreign exchange gains of $2.6 million and tax expense of $0.3 million.

Comprehensive Income.  Comprehensive income for the nine months ended September 30, 2003 was $386.0 million compared to $181.2 million for the nine months ended September 30, 2002, an increase of $204.8 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the nine months ended September 30, 2003, we experienced a net increase in the unrealized position in our investment portfolio of $14.1 million compared to an increase of $27.4 million during the nine months ended September 30, 2002.

Underwriting Results by Segment

Our business consists of four underwriting segments: global insurance (formerly specialty lines), global reinsurance (formerly treaty reinsurance), U.S. insurance and U.S. reinsurance.

The following tables summarize the underwriting results and ratios for our business segments for the quarters and nine months ended September 30, 2003 and September 30, 2002.

Quarter ended September 30, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Total
	($ in thousands)

Revenues:
Gross premiums written	$249,313	$114,586	$188,041	$82,002	$633,942
Net premiums written	245,659	114,586	92,850	81,280	534,375
Net premiums earned	198,576	117,445	50,458	30,987	397,466
Other insurance related income	8,124	424	0	0	8,548

Expenses:
Net losses and loss expenses	85,415	44,100	33,621	21,044	184,180
Acquisition costs	33,793	19,975	5,359	6,643	65,770
Underwriting profit (before general and administrative expenses)	87,492	53,794	11,478	3,300	156,064
General and administrative expenses					25,174

Underwriting profit					$130,890

Ratios:
Net loss and loss expense ratio	43.0%	37.5%	66.6%	67.9%	46.3%
Acquisition cost ratio	17.0%	17.0%	10.6%	21.4%	16.6%
General and administrative expense ratio					6.3%

Combined ratio					69.2%

Quarter ended September 30, 2002

	Global Insurance	Global Reinsurance	Total
	($ in thousands)

Revenues:
Gross premiums written	179,060	73,200	252,260
Net premiums written	126,771	73,200	199,971
Net premiums earned	100,040	67,663	167,703

Expenses:
Net losses and loss expenses	49,094	14,747	63,841
Acquisition costs	17,198	13,827	31,025
Underwriting profit (before general and administrative expenses)	33,748	39,089	72,837
General and administrative expenses			11,274

Underwriting profit			61,563

Ratios:
Net loss and loss expense ratio	49.1%	21.8%	38.1%
Acquisition cost ratio	17.2%	20.4%	18.5%
General and administrative expense ratio			6.7%

Combined ratio			63.3%

Nine months ended September 30, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Total
	($ in thousands)

Revenues:
Gross premiums written	$700,612	$446,228	$451,087	$196,052	$1,793,979
Net premiums written	675,248	436,858	218,409	193,828	1,524,343
Net premiums earned	567,947	308,158	103,503	55,877	1,035,485
Other insurance related income	19,332	424	0	0	19,756

Expenses:
Net losses and loss expenses	285,958	132,672	66,743	40,762	526,135
Acquisition costs	91,129	56,724	12,350	14,547	174,750
Underwriting profit (loss) (before general and administrative expenses)	210,192	119,186	24,410	568	354,356
General and administrative expenses					68,471

Underwriting profit					$285,885

Ratios:
Net loss and loss expense ratio	50.3%	43.1%	64.5%	72.9%	50.8%
Acquisition cost ratio	16.0%	18.4%	11.9%	26.0%	16.9%
General and administrative expense ratio					6.6%

Combined ratio					74.3%

Nine months ended September 30, 2002

	Global Insurance	Global Reinsurance	Total
	($ in thousands)

Revenues:
Gross premiums written	483,860	294,800	778,660
Net premiums written	399,760	294,800	694,560
Net premiums earned	170,685	147,091	317,776

Expenses:
Net losses and loss expenses	97,684	50,944	148,628
Acquisition costs	31,397	28,528	59,925
Underwriting profit (before general and administrative expenses)	41,604	67,619	109,223
General and administrative expenses			29,327

Underwriting profit			79,896

Ratios:
Net loss and loss expense ratio	57.2%	34.6%	46.8%
Acquisition cost ratio	18.4%	19.4%	18.9%
General and administrative expense ratio			9.2%

Combined ratio			74.9%

Global Insurance

Our global insurance segment principally consists of specialty lines business sourced primarily outside of the U.S. In this segment, we offer clients tailored solutions in order to respond to their distinctive risk characteristics. Since most of the lines in this segment are for physical damage and related perils and not for liability coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business, which facilitates our reserving process for this segment.

Quarters ended September 30, 2003 and September 30, 2002

Premiums.  In the quarter ended September 30, 2003, gross premiums written were $249.3 million compared to $179.1 million for the quarter ended September 30, 2002, an increase of $70.2 million. The table below shows gross premiums written by line of business:

	Quarter ended September 30, 2003	Quarter ended September 30, 2002
	($ in thousands)	($ in thousands)

Marine	$16,257	$11,075
Offshore and Onshore Energy	56,569	45,270
Aviation and Aerospace	32,162	11,288
Commercial Property	74,267	25,464
Specialty Risks	70,058	85,963
Total	$249,313	$179,060

Approximately 70% or $48.8 million of the increase was generated from our commercial property line of business. This was primarily due to several new property accounts written through a new distribution channel. Our specialty lines business experienced a decrease in premiums of $15.9 million. This was largely driven by a reduction in our terrorism premium writings, which were impacted both by the effects of the Terrorism Risk Insurance Act (“TRIA”) and heightened competition for the business covered outside of TRIA.

Premiums ceded for the quarter ended September 30, 2003 were $3.7 million compared to $52.3 million for the quarter ended September 30, 2002, a decrease of $48.6 million. The decrease was due to a significant reinsurance policy that incepted in the third quarter of 2002 and had a sixteen month coverage period.

The following table shows the derivation of net premiums earned:

	Quarter ended September 30, 2003	Quarter ended September 30, 2002
	($ in thousands)	($ in thousands)

Gross premiums earned	$217,578	$112,422
Ceded premiums amortized	(19,002)	(12,382)

Net premiums earned	$198,576	$100,040

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums has increased in 2003 as premiums written throughout 2002 continue to be earned in 2003.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premiums has increased in 2003 as premiums ceded in 2002 continue to be amortized in 2003.

Other Insurance Related Income. Other insurance related income of $8.1 million related to the movement in the fair value of our in/reinsurance contracts that meet the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default. During the quarter ended September 30, 2003, other insurance related income resulted from an improvement in some of the insured sovereigns’ credit ratings.

Net Losses and Loss Expenses.  Net losses and loss expenses were $85.4 million for the quarter ended September 30, 2003 compared to $49.1 million for the quarter ended September 30, 2002, an increase of $36.3 million. The following table shows a breakdown of net losses and loss expenses incurred:

	Quarter ended September 30, 2003	Quarter ended September 30, 2002
	($ in thousands)	($ in thousands)

Losses paid	$12,082	$—
Change in reported case reserves	10,560	11,456
Change in IBNR	67,773	37,638
Reinsurance recoveries	(5,000)	—

Net losses and loss expenses	$85,415	$49,094

The net loss and loss expense ratio for the quarter ended September 30, 2003 was 43.0% compared to 49.1% for the quarter ended September 30, 2002. Our loss ratio for the quarter was impacted by positive development on our 2002 underwriting year of $9.3 million, which generated a 4.7% reduction in the net loss ratio. This reduction related to favorable claims experience in our energy and property lines of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the quarter ended September 30, 2003, the lack of reported claims on our aviation war, property and terrorism lines of business produced a favorable impact on our experience to date, which caused a reduction in the ultimate losses for these lines of business. Each line of business within this segment has a different expected loss ratio. As a result, any comparison of the net loss ratios for the quarter ended September 30, 2003 and September 30, 2002 is affected by the change in the mix of business written within our global insurance segment.

Acquisition Costs.  Acquisition costs for the quarter ended September 30, 2003 were $33.8 million compared to $17.2 million for the quarter ended September 30, 2002, an increase of $16.6 million. The acquisition cost ratio for the quarter ended September 30, 2003 was 17.0% compared with 17.2% for the quarter ended September 30, 2002, a decrease of 0.2%.  The reduction in the acquisition cost ratio was due to a change in the mix of the business written within our global insurance book. Included within our acquisition costs are allocated personnel expenses for underwriters, which were 1.8% for the quarter ended September 30, 2003 and 1.7% for the quarter ended September 30, 2002.

Nine months ended September 30, 2003 and September 30, 2002

Premiums.  In the nine months ended September 30, 2003, gross premiums written were $700.6 million compared to $483.9 million for the nine months ended September 30, 2002, an increase of $216.7 million. The table below shows gross premiums written by line of business:

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	($ in thousands)	($ in thousands)

Marine	$75,225	$47,168
Onshore and Offshore Energy	173,624	133,708
Aviation and Aerospace	85,012	42,702
Commercial Property	135,436	69,212
Specialty Risks	231,315	191,070
Total	$700,612	$483,860

Gross premiums written increased in all lines of business. These increases were partially the result of the addition of underwriting staff in the second quarter of 2002, which enabled us to improve our market penetration at key renewal dates in 2003. In addition, for a number of the lines of business in which we underwrite, notably marine and energy, some contracts emerged from multi-year deals that allowed us to participate on new contracts in 2003.

The increase of $66.2 million in gross premium written within our property line of business was primarily due to several new property accounts written through a new distribution channel in the third quarter of 2003. Gross premium written within our specialty lines business increased by $40.2 million despite a decrease in terrorism premium due to the effects of increased competition and TRIA. This was primarily due to an increased market penetration within our political risk and aviation war lines of business.

Premiums ceded for the nine months ended September 30, 2003 were $25.4 million compared to $84.1 million for the nine months ended September 30, 2002, a decrease of $58.7 million. The decrease was due to timing, with a significant reinsurance policy that incepted in the third quarter of 2002 having a sixteen month coverage period and, therefore, potentially renewing in the first quarter of 2004.

The following table shows the derivation of net premiums earned:

	Nine months ended September 30, 2003	Nine months ended September |30, 2002
	($ in thousands)	($ in thousands)
Gross premiums earned	$618,231	$197,720
Ceded premiums amortized	(50,284)	(27,035)
Net premiums earned	$567,947	$170,685

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premium has increased in 2003 as premiums written throughout 2002 continue to be earned in 2003.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2003 as premiums ceded in 2002 continue to be amortized in 2003.

Other Insurance Related Income. Other insurance related income of $19.3 million related to the movement in the fair value of our in/reinsurance contracts that meet the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default. During the nine months ended September 30, 2003, other insurance related income resulted from an improvement in some of the insured sovereigns’ credit ratings.

Net Losses and Loss Expenses.  Net losses and loss expenses were $286.0 million for the nine months ended September 30, 2003 compared to $97.7 million for the nine months ended September 30, 2002, an increase of $188.3 million. The following table shows the breakdown of net losses and loss expenses incurred:

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	($ in thousands)	($ in thousands)
Losses paid	$39,457	$—
Change in reported case reserves	65,960	17,797
Change in IBNR	195,362	79,887
Reinsurance recoveries	(14,821)	—
Net losses and loss expenses	$285,958	$97,684

The net loss and loss expense ratio for the nine months ended September 30, 2003 was 50.3% compared to 57.2% for the nine months ended September 30, 2002. Our loss ratio for the nine months was impacted by two factors. Firstly, our property book experienced a single significant loss notification following the U.S. tornadoes in May 2003. We currently have reserved this loss to its maximum net exposure of $45.5 million, which constituted a significant portion of the increase of $66.0 million in the change in reported case reserves. Secondly, we experienced positive development on our 2002 underwriting year of $23.6 million, which generated a 4.2% reduction in the net loss ratio. This reduction was primarily generated by our energy, property and specialty lines of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the nine months ended September 30, 2003, the lack of reported claims on our aviation war, property and terrorism lines of business produced a favorable impact on our experience to date, which caused a reduction in the ultimate losses for these lines of business. Each line of business within this segment has a different expected loss ratio. As a result, any comparison of the net loss ratios for the nine months ended September 30, 2003 and September 30, 2002 is distorted by the significant change in the mix of business written within our global insurance segment.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2003 were $91.1 million compared to $31.4 million for the nine months ended September 30, 2002, an increase of $59.7 million. The acquisition cost ratio for the nine months ended September 30, 2003 was 16.0% compared with 18.4% for the nine months ended September 30, 2002, a decrease of 2.4%.  The reduction in the acquisition cost ratio was due to a change in the mix of the business written within our global insurance book. Included within our acquisition costs are allocated personnel expenses for underwriters, which were 1.8% for the nine months ended September 30, 2003 and 2.2% for the nine months ended September 30, 2002.

Global Reinsurance

Our global reinsurance segment principally consists of treaty reinsurance business sourced outside of the U.S. and provides severity-driven products, primarily for catastrophic risks. This business is short tail in nature, which typically allows us to determine the ultimate loss experience within a relatively short period of time after a contract has expired.  Our contracts can be written on either an excess of loss basis or a pro-rata basis, also known as proportional.

Quarters ended September 30, 2003 and 2002

Premiums.  In the quarter ended September 30, 2003, gross premiums written were $114.6 million compared to $73.2 million for the quarter ended September 30, 2002, an increase of $41.4 million. The table below shows gross premiums written by line of business:

	Quarter ended September 30, 2003	Quarter ended September 30, 2002
	($ in thousands)	($ in thousands)

Catastrophe	$62,401	$52,334
Property pro rata	20,097	10,822
Property per risk	31,707	9,565
Other	381	479
Total	$114,586	$73,200

The increase in gross premiums written was generated across our catastrophe, property pro rata and property per risk lines of business. This was primarily due to increased market penetration and a broader access to business through broker relationships.

The following table shows the derivation of net premiums earned:

	Quarter ended September 30, 2003	Quarter ended September 30, 2002
	($ in thousands)	($ in thousands)
Gross premiums earned	$120,235	$67,663
Ceded premiums amortized	(2,790)	—
Net premiums earned	$117,445	$67,663

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums has increased in 2003 as premiums written throughout 2002 continue to be earned in 2003.

Ceded premiums are amortized over the contract term.  Prior to 2003, we had not purchased reinsurance for this segment.

Other Insurance Related Income. Other insurance related income of $0.4 million related to the movement in the fair value of a reinsurance contract that meets the definition of a derivative.

Net Losses and Loss Expenses.  Net losses and loss expenses were $44.1 million for the quarter ended September 30, 2003 compared to $14.8 million for the quarter ended September 30, 2002, an increase of $29.3 million. The following table shows the breakdown of net losses and loss expenses incurred:

	Quarter ended September 30, 2003	Quarter ended September 30, 2002
	($ in thousands)	($ in thousands)

Losses paid	$7,437	$—
Change in reported case reserves	9,053	37,252
Change in IBNR	27,610	(22,505)
Reinsurance recoveries	—	—
Net losses and loss expenses	$44,100	$14,747

The net loss and loss expense ratio for the quarter ended September 30, 2003 was 37.5% compared to 21.8% for the quarter ended September 30, 2002. During the quarter ended September 30, 2003, we experienced positive development of $21.9 million on our 2002 underwriting year, which generated an 18.6% reduction in the net loss ratio. This reduction was primarily experienced in our catastrophe and other lines of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the quarter ended September 30, 2003, the lack of reported claims produced a favorable loss development, which caused a reduction in the ultimate losses for these lines of business. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile. During the quarters ended September 30, 2003 and September 30, 2002, our loss experience benefited from the lack of major catastrophes.

Acquisition Costs.  Acquisition costs for the quarter ended September 30, 2003 were $20.0 million compared to $13.8 million for the quarter ended September 30, 2002, an increase of $6.2 million. The acquisition cost ratio for the quarter ended September 30, 2003 was 17.0% compared with 20.4% for the quarter ended September 30, 2002. Included within the ratio was 1.2% relating to allocated personnel expenses for underwriters for the quarter ended September 30, 2003 compared to 1.7% for the quarter ended September 30, 2002.

Nine months ended September 30, 2003 and 2002

Premiums.  In the nine months ended September 30, 2003, gross premiums written were $446.2 million compared to $294.8 million for the nine months ended September 30, 2002, an increase of $151.4 million. The table below shows gross premiums written by line of business:

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	($ in thousands)	($ in thousands)
Catastrophe	$321,532	$223,518
Property pro rata	66,564	44,380
Property per risk	45,999	16,307
Other	12,133	10,595
Total	$446,228	$294,800

The increase in gross premiums written was primarily a result of an increase in the level of premiums written within our catastrophe book of business. This increase was generated by increased participations on the renewal of selected contracts and the attainment of new business.

Premiums ceded for the nine months ended September 30, 2003 were $9.4 million. Prior to 2003, we had not purchased reinsurance for this segment. Due to the increase in our catastrophe exposures, we have bought some coverages aimed at providing reinsurance protection in the event of a large industry loss.

The following table shows the derivation of net premiums earned:

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	($ in thousands)	($ in thousands)
Gross premiums earned	$314,711	$147,091
Ceded premiums amortized	(6,553)	—
Net premiums earned	$308,158	$147,091

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums has increased in 2003 as premiums written throughout 2002 continue to be earned in 2003.

Ceded premiums are amortized over the contract term.

Other Insurance Related Income. Other insurance related income of $0.4 million related to the movement in the fair value of a reinsurance contract that meets the definition of a derivative.

Net Losses and Loss Expenses.  Net losses and loss expenses were $132.7 million for the nine months ended September 30, 2003 compared to $50.9 million for the nine months ended September 30, 2002, an increase of $81.8 million. The following table shows the breakdown of net losses and loss expenses incurred:

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	($ in thousands)	($ in thousands)
Losses paid	$22,013	$—
Change in reported case reserves	7,378	38,128
Change in IBNR	103,281	12,816
Reinsurance recoveries	—	—
Net losses and loss expenses	$132,672	$50,944

The net loss and loss expense ratio for the nine months ended September 30, 2003 was 43.1% compared to 34.6% for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we experienced positive development of $28.2 million on our 2002 underwriting year, which generated a 9.2% reduction in the net loss ratio. This reduction was primarily experienced in our catastrophe and other books of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the nine months ended September 30, 2003, the lack of reported claims produced a favorable impact on our experience to date, which caused a reduction in the ultimate losses for these lines of business. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile. During the nine months ended September 30, 2003 and September 30, 2002, our loss experience benefited from the lack of major catastrophes.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2003 were $56.7 million compared to $28.5 million for the nine months ended September 30, 2002, an increase of $28.2 million. The acquisition cost ratio for the nine months ended September 30, 2003 was 18.4% compared with 19.4% for the nine months ended September 30, 2002. Included within the ratio was 1.3% relating to allocated personnel expenses for underwriters for the nine months ended September 30, 2003 compared to 2.1% for the nine months ended September 30, 2002.

U.S. Insurance

Our U.S. insurance segment principally consists of specialty lines business sourced in the U.S. and primarily includes the following risk classifications: commercial property, commercial liability and professional lines. There are no comparative results for the period ended September 30, 2002 as we began writing business in this segment in 2003.

Quarter ended September 30, 2003

Premiums.  For the quarter ended September 30, 2003, gross premiums written were $188.0 million. The table below shows gross premiums written by line of business:

Quarter ended
September 30, 2003
($ in thousands)
Commercial property	$77,070
Commercial liability	43,475
Professional lines	67,496
Total	$188,041

Of the total gross premiums written for the quarter ended September 30, 2003, approximately 36% were derived from professional lines insurance, 41% from commercial property insurance and 23% from commercial liability insurance. Following the acquisition of renewal rights in February 2003, there was a cancel/rewrite process for our professional lines book, which increased gross premiums written during the quarter ended September 30, 2003 by approximately $4.2 million.

Our commercial property book provides coverage for physical damage and business interruption with respect to commercial properties. Our commercial liability book targets casualty risks in the U.S. excess and surplus lines market. Our professional lines book includes the business we obtained through the acquisition of renewal rights on February 17, 2003. The majority of the professional lines gross premiums written have been derived from directors’ and officers’ liability coverage.

Premiums ceded for the quarter ended September 30, 2003 were $95.2 million. Our U.S. insurance segment purchases significant proportional and excess of loss reinsurance on both a treaty and facultative basis. These reinsurance arrangements are generally designed to reduce the volatility in our severity driven classes of business.

The following table shows the derivation of net premiums earned:

Quarter ended September 30, 2003
($ in thousands)
Gross premiums earned	$112,588
Ceded premiums amortized	(62,130)
Net premiums earned	$50,458

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums generally increases during the year as premiums written throughout the year are earned.

Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized generally increases during the year as ceded premiums throughout the year are amortized.

Net Losses and Loss Expenses.  Net losses and loss expenses were $33.6 million for the quarter ended September 30, 2003. The following table shows the breakdown of net losses and loss expenses incurred:

Quarter ended September 30, 2003
($ in thousands)
Losses paid	$467
Change in reported case reserves	7,920
Change in IBNR	70,256
Reinsurance recoveries	(45,022)
Net losses and loss expenses	$33,621

The net loss and loss expense ratio for the quarter ended September 30, 2003 was 66.6%. This segment purchases significant treaty and per risk reinsurance coverage; therefore, the Company has recorded reinsurance recoveries on its incurred but not reported loss reserves. This results in a significant level of reinsurance recoveries within net loss and loss expenses.

Acquisition Costs.  Acquisition costs for the quarter ended September 30, 2003 were $5.4 million. The acquisition cost ratio for the quarter ended September 30, 2003 was 10.6%. Override commissions received on ceded premiums offset other acquisition costs. During the quarter ended September 30, 2003, override commissions were $14.3 million, which had a positive impact on the acquisition cost ratio of 28.4%. Included within the acquisition cost ratio was 7.4% relating to allocated personnel expenses for underwriters for the quarter ended September 30, 2003.

Nine months ended September 30, 2003

Premiums.  For the nine months ended September 30, 2003, gross premiums written were $451.1 million. The table below shows gross premiums written by line of business:

Nine months ended
September 30, 2003
($ in thousands)
Commercial property	$156,933
Commercial liability	113,106
Professional lines	181,048
Total	$451,087

Total gross premiums written for the nine months ended September 30, 2003 were derived 35% from commercial property insurance, 25% from commercial liability insurance and 40% from professional lines insurance. Following the acquisition of renewal rights in February 2003, there was a cancel/rewrite process for our professional lines book, which increased our gross premium written for this line by approximately $59.5 million. Excluding the impact of this process, the distribution of premium written amongst the three lines of business was more even.

Our commercial property book provides coverage for physical damage and business interruption with respect to commercial properties. Our commercial liability book targets casualty risks in the U.S. excess and surplus lines market. Our professional lines book includes the business we obtained through the acquisition of renewal rights on February 17, 2003. The majority of the professional lines gross premiums written have been derived from directors’ and officers’ liability coverage.

Premiums ceded for the nine months ended September 30, 2003 were $232.7 million. Our U.S. insurance segment purchases significant proportional and excess of loss reinsurance on both a treaty and facultative basis. These reinsurance arrangements are generally designed to reduce the volatility in our severity driven classes of business.

The following table shows the derivation of net premiums earned:

Nine months ended September 30, 2003
($ in thousands)
Gross premiums earned	$221,836
Ceded premiums amortized	(118,333)
Net premiums earned	$103,503

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums generally increases during the year as premiums written throughout the year are earned.

Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized generally increases during the year as ceded premiums throughout the year are amortized.

Net Losses and Loss Expenses.  Net losses and loss expenses were $66.7 million for the nine months ended September 30, 2003. The following table shows the breakdown of net losses and loss expenses incurred:

Nine months ended September 30, 2003
($ in thousands)
Losses paid	$11,416
Change in reported case reserves	2,877
Change in IBNR	130,298
Reinsurance recoveries	(77,848)
Net losses and loss expenses	$66,743

The net loss and loss expense ratio for the nine months ended September 30, 2003 was 64.5%. This segment purchases significant reinsurance coverage, therefore, the Company has recorded reinsurance recoveries on its incurred but not reported loss reserves. This resulted in a significant level of reinsurance recoveries within net loss and loss expenses.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2003 were $12.4 million. The acquisition cost ratio for the nine months ended September 30, 2003 was 11.9%.  Override commissions received on ceded premiums offset other acquisition costs. During the nine months ended September 30, 2003, override commission were $30.9 million, which had a positive impact on the acquisition cost ratio of 29.9%. Included within the acquisition cost ratio was 11.3% relating to allocated personnel expenses for underwriters for the nine months ended September 30, 2003.

U.S. Reinsurance

Our U.S. reinsurance segment principally consists of reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties we write in our U.S. reinsurance segment include: professional lines, liability, property, marine and aviation. Our contracts are written on either an excess of loss basis or a proportional basis. There are no comparative results for the period ended September 30, 2002 as we began writing business in this segment in 2003.

Quarter ended September 30, 2003

Premiums.  In the quarter ended September 30, 2003, gross premiums written were $82.0 million. The table below shows gross premiums written by line of business:

Quarter ended
September 30, 2003
($ in thousands)
Professional lines	$52,533
Liability	22,070
Property	(1,410)
Auto, Marine & Aviation	8,809
Total	$82,002

Of the total gross premiums written for the quarter ended September 30, 2003, approximately 64% was derived from professional lines reinsurance. Professional lines reinsurance provides reinsurance coverage for directors and officers, employment practices liability, medical malpractice and miscellaneous errors and omissions exposures located primarily in the United States. Of the total gross premiums written for the quarter ended September 30, 2003, approximately 27% was derived from liability reinsurance.  The negative gross premium written on the property line of business was due to the cancellation of a contract.

Premiums ceded for the quarter ended September 30, 2003 of $0.7 million related to our errors and omissions line of business.

The following table shows the derivation of net premiums earned:

Quarter ended September 30, 2003
($ in thousands)
Gross premiums earned	$31,512
Ceded premiums amortized	(525)
Net premiums earned	$30,987

Net premiums are earned over the period of the insured risk.  A large portion of premiums are written on a risk-attaching basis; for this business the earning period is twice the underlying contract period.  Consequently, we expect the level of net earned premiums to increase over time.

Net Losses and Loss Expenses.  Net losses and loss expenses were $21.0 million for the quarter ended September 30, 2003. This primarily related to incurred but not reported loss reserves. The net loss and loss expense ratio for the quarter ended September 30, 2003 was 67.9%.

Acquisition Costs.  Acquisition costs for the quarter ended September 30, 2003 were $6.6 million. The acquisition cost ratio for the quarter ended September 30, 2003 was 21.4%. Included within the ratio was 2.7% relating to allocated personnel expenses for underwriters for the quarter ended September 30, 2003. We expect the percentage of allocated personnel expenses for underwriters to reduce as the level of net premiums earned increase.

Nine months ended September 30, 2003

Premiums.  In the nine months ended September 30, 2003, gross and net premiums written were $196.1 million. The table below shows gross premiums written by line of business:

Nine months ended
September 30, 2003
($ in thousands)
Professional lines	$127,256
Liability	37,248
Property	19,535
Auto, Marine & Aviation	12,013
Total	$196,052

Of the total gross premiums written for the nine months ended September 30, 2003, approximately 65% was derived from professional lines reinsurance. Professional lines reinsurance provides reinsurance coverage for directors and officers, employment practices liability, medical malpractice and miscellaneous errors and omissions exposures located primarily in the United States.

Premiums ceded for the nine months ended September 30, 2003 were $2.2 million related to our errors and omissions line of business.

The following table shows the derivation of net premiums earned:

Nine Months ended September 30, 2003
($ in thousands)
Gross premiums earned	$56,805
Ceded premiums amortized	(928)
Net premiums earned	$55,877

Net premiums are earned over the period of the insured risk.  A large portion of premiums are written on a risk-attaching basis; for this business the earning period is twice the underlying contract period.  Consequently, we expect the level of net earned premiums to increase over time.

Net Losses and Loss Expenses.  Net losses and loss expenses were $40.8 million for the nine months ended September 30, 2003. This primarily related to a provision for incurred but not reported loss reserves.  The net loss and loss expense ratio for the nine months ended September 30, 2003 was 72.9%.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2003 were $14.5 million. The acquisition cost ratio for the nine months ended September 30, 2003 was 26.0%. Included within the ratio was 3.7% relating to allocated personnel expenses for underwriters for the nine months ended September 30, 2003. We expect the percentage of allocated personnel expenses for underwriters to reduce as the level of net premiums earned increase.

Financial Condition and Liquidity

We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At September 30, 2003, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch in Switzerland and a branch and representative office in the United Kingdom. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends is limited by the applicable laws and regulations of Bermuda, the United States and Ireland, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends.

Additionally, we are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our common shares and make other payments. Under the Bermuda Companies Act of 1981, as amended, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment, be able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. In addition, pursuant to the terms of our Credit Agreement, we cannot pay cash dividends to our shareholders in excess of $150 million in the aggregate during a 12 month period.

At September 30, 2003, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $575.4 million.

Financial Condition

At September 30, 2003, total investments available for sale, accrued income and cash net of unsettled investment trades were $3.7 billion, compared to $2.4 billion at December 31, 2002. Of the increase, approximately $316.0 million was due to the investment of the net proceeds received from the Company’s initial public offering in July 2003. Our investment portfolio consisted entirely of fixed income securities at September 30, 2003 and was managed by several external investment management firms. At September 30, 2003, all of these fixed income securities were investment grade, with 84.1% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AAA based on ratings assigned by Standard & Poor’s. The net payable for investments purchased at September 30, 2003 was $399.5 million compared to $86.4 million at December 31, 2002.  Net payables are a result of timing differences as investments are accounted for on a trade date basis.

At September 30, 2003, we had $690.9 million of insurance and reinsurance premium balances receivable compared to $375.5 million at December 31, 2002. This increase was due to the level of premium writings in the nine months ended September 30, 2003. At September 30, 2003, we had prepaid reinsurance of $162.5 million and $100.2 million of reinsurance recoverables under these contracts. These balances increased since December 31, 2002 by $112.8 million and $98.5 million, respectively, primarily as a result of the commencement of our U.S. insurance operation.

At September 30, 2003, we had $785.0 million of loss reserves compared to $215.9 million at December 31, 2002, an increase of $569.1 million. Of this balance, $634.7 million, or 80.9%, was incurred but not reported reserves. This increase was primarily due to the increased level of earned premiums and the normal variability in claim settlements.

At September 30, 2003, our shareholders’ equity was $2,680.8 million compared to $1,961.0 million at December 31, 2002, an increase of 36.7%. This increase was primarily due to net income of $371.9 million for the nine months ended September 30, 2003, net proceeds of $316.0 million from the Company’s initial public offering and an increase of $14.1 million in the unrealized appreciation on our investment portfolio.

Liquidity

In the nine months ended September 30, 2003, we generated a net operating cash inflow of $985.0 million, primarily relating to premiums received and investment income. During the same period, we paid losses of $63.0 million. We invested a net cash amount of $1,255.5 million during the period, and at September 30, 2003 had a cash balance of $790.6 million.

In the nine months ended September 30, 2002, we generated a net operating cash inflow of $463.7 million, primarily relating to premiums received and investment income. During the same period, we invested a net cash amount of $655.2 million, and at September 30, 2002 had a cash balance of $571.0 million. For the nine months ended September 30, 2003, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements.

On an ongoing basis, our sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay reinsurance, losses and loss expenses, acquisition costs and general and administrative expenses and to purchase new investments.

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

On September 17, 2003, the Company declared a quarterly dividend of $0.07 per ordinary share. The dividend was payable on October 14, 2003 to shareholders of record at the close of business on September 30, 2003.

Capital Resources

On March 27, 2003, the Company renewed its existing credit facility by entering into a $550 million revolving credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as Administrative Agent and Lender. Under the terms of the Credit Agreement, up to $550 million may be used by AXIS Capital, AXIS Specialty, AXIS Reinsurance, AXIS Insurance and AXIS Surplus to issue letters of credit and up to $100 million may be used by AXIS Capital and AXIS Specialty for general corporate purposes, with total borrowings not to exceed $550 million. At September 30, 2003, the Company had letters of credit of $33.7 million outstanding (December 31, 2002: $10.0 million).  The Credit Agreement contains various loan covenants with which the Company must comply, including, among other things, certain limitations on the incurrence of future indebtedness and requirements that the Company maintain a minimum level of consolidated shareholders equity of approximately $1.4 billion and a debt to total capitalization ratio not greater than 0.35:1.00. There was no debt outstanding under the Credit Agreement at September 30, 2003 or December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to potential loss from various market risks, including changes in interest rates and foreign currency exchange rates, and from credit risk. Our investment portfolio consists of fixed income securities denominated in both U.S. and foreign currencies. External investment professionals manage our portfolio under the direction of our management in accordance with detailed investment guidelines provided by us. Our guidelines do not currently permit the use of derivatives other than foreign currency forward contracts. During the first half of 2002, however, we did utilize derivatives, as was permitted under guidelines in effect at the time. In the future we may change our guidelines to permit the use of derivatives. We do not enter into risk sensitive instruments for trading purposes.

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

Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security.  We seek to utilize investment benchmarks that reflect this duration target. Management periodically revises our investment benchmarks based on business and economic conditions, including the average duration of our potential liabilities.  At September 30, 2003, our invested assets (assets under management by third party investment managers) had an approximate duration of 3.1 years.

At September 30, 2003, we held $1,152.3 million at fair market value, or 34.3% of our total invested assets, in mortgage-related securities compared to $734.6 million or 32.9% at December 31, 2002. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

We consider the effect of interest rate movements on the market value of our assets under management by third party investment managers and the corresponding change in unrealized appreciation. We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at September 30, 2003. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by Third Party Investment Managers

	Interest Rate Shift in Basis Points
	(Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100	+200
Total Market Value	$3,461,034	$3,411,388	$3,360,431	$3,307,444	$3,252,449	$3,138,696
Market Value Change from Base	3.0%	1.5%	0.0%	(1.6)%	(3.2)%	(6.6)%
Change in Unrealized Appreciation	$100,435	$50,789	$0	$(53,155)	$(108,150)	$(221,903)

Foreign Currency Risk.  Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies.  Therefore, we may attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in such currencies. Furthermore, we may use foreign currency forward contracts in an effort to hedge against movements in the value of foreign currencies relative to the U.S. dollar and to gain exposure to interest rate differentials between differing market rates. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations and comprehensive income. At September 30, 2003, the net contractual amount of foreign currency forward contracts was $0.7 million with a negligible fair market value. At December 31, 2002, the net contractual amount of foreign currency forward contracts was $0.4 million with a negligible fair market value.

At September 30, 2003, we had receivable balances of $690.9 million compared to $375.5 million at December 31, 2002. Of this balance, 81.7% was denominated in U.S. dollars. Of the remaining balance, 5.8% was denominated in Euro and 5.8% in Sterling. A 5% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $4.0 million, compared to $2.8 million at December 31, 2002.

Credit Risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At September 30, 2003, we did not have an aggregate exposure to any single issuer of more than 2% of our shareholders’ equity, other than with respect to U.S. government and agency securities.  In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

Value-at-Risk.  Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in fair market values of our investment portfolio. The VaR calculation is calculated by a third party provider and reviewed by management. VaR uses a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our investment portfolio at September 30, 2003 was approximately $198.3 million compared to $70.9 million at December 31, 2002, which represents the potential loss in fair market value of our investment portfolio over a one year time horizon within a 95% confidence level. This increase was primarily due to the higher overall investment balances. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results or financial position.

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

Cautionary Note Regarding Forward-Looking Statement

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “ potential” and “intend.”  Forward-looking statements contained in this report include information regarding the expected effect of adopting the fair value based method of accounting for stock-based employee compensation, the mix of business within and between our segments, the percentage of allocated personnel expenses for underwriters in our U.S. reinsurance segment, managing interest rate and foreign currency risks, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from the Company’s expectations.  Important factors that could cause actual events or results to be materially different from the Company’s expectations include (1) the occurrence of natural and man-made disasters, (2) actual claims exceeding our loss reserves, (3), failure of any of the loss limitation methods we employ, (4) effects of emerging claims and coverage issues, (5) a decline in our ratings with Standard & Poor’s and A.M. Best, (6) loss of business provided to us by our major brokers, (7) general economic conditions, (8) increased competition on the basis of pricing, capacity, coverage terms or other factors and (9) changes in governmental regulations.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.  Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

The Company’s management is not aware of any change in its internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                    Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2003, the Company issued 1,572 common shares to directors in lieu of directors’ fees pursuant to its 2003 Directors Long-Term Equity Compensation Plan.  These transactions involved no underwriters, underwriting discounts or commissions and no public offering.  The Company believes that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the U.S Securities Act of 1933 (the “Securities Act”) by virtue of Rule 701 under the Securities Act relating to securities issued under a written compensatory benefit plan, Regulation S under the Securities Act relating to offerings of securities outside the U.S, or Section 4(2) of the Securities Act relating to transactions not involving any public offering.

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1         Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

The Company filed a report on Form 8-K on August 7, 2003  pursuant to Item 12 reporting the issuance by the Company of the press release reporting the Company’s results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7th, 2003

AXIS CAPITAL HOLDINGS LIMITED

	By:	/s/ John Charman
John Charman
President and Chief Executive Officer
(Authorized Officer)

/s/ Andrew Cook
Andrew Cook
Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)