Form 10-K
period 2003-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2004-02-27
CIK 1214816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-31721

AXIS CAPITAL HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

BERMUDA
(State or other jurisdiction of incorporation or organization)

98-0395986
(I.R.S. Employer Identification No.)

106 Pitts Bay Road, Hamilton, Bermuda HM 08
(Address of principal executive offices and zip code)

(441) 296-2600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, par value $0.0125 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

        At July 2, 2003, the aggregate market value of the common equity of the registrant held by non-affiliates of the registrant was approximately $1.2 billion computed upon the basis of the closing sales price of the common shares on that date. For purposes of this computation, common shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

        At January 31, 2004, there were outstanding 152,474,011 common shares, $0.0125 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 6, 2004 is incorporated by reference in Part III of this Form 10-K.

AXIS CAPITAL HOLDINGS LIMITED

PART I

ITEM 1.    BUSINESS

Overview

        AXIS Capital Holdings Limited ("AXIS Capital") and its operating subsidiaries and branches (the "Company") provide specialty lines insurance and treaty reinsurance on a global basis, with headquarters in Bermuda. Through our operating subsidiaries and branches based in Bermuda, Ireland, Switzerland, the United Kingdom and the United States, we focus on writing coverage for specialized classes of risk through our team of highly skilled and experienced underwriters.

        The Company is a holding company organized under the laws of Bermuda. The Company was incorporated on December 9, 2002. AXIS Specialty Limited ("AXIS Specialty") commenced operations on November 20, 2001. AXIS Specialty and its subsidiaries became wholly owned subsidiaries of the Company pursuant to an exchange offer consummated on December 31, 2002 (the "Exchange Offer"). In the Exchange Offer, the shareholders of AXIS Specialty exchanged their shares for identical shareholdings in the Company. Following the Exchange Offer, AXIS Specialty distributed its wholly owned subsidiaries to the Company. The Exchange Offer represented a business combination of companies under common control and has been accounted for at historical cost. As a result, the consolidated financial information presented in this document gives effect to the exchange of equity interests as though it occurred as of the inception date of AXIS Specialty on November 8, 2001.

        AXIS Specialty Holdings Ireland Limited, a wholly owned subsidiary of the Company, was incorporated in Ireland on January 28, 2002 and acts as a holding company for AXIS Specialty Europe Limited and AXIS Re Limited. AXIS Specialty Europe Limited became licensed as an Irish insurer in May 2002. AXIS Re Limited also became entitled to carry on reinsurance business from Ireland in May 2002. AXIS Specialty London was established in June 2003 as a UK branch of AXIS Specialty Europe Limited. The branch commenced underwriting facultative business in September 2003. AXIS Re Europe was established in August 2003 as a Swiss branch of AXIS Re Limited. The branch commenced underwriting reinsurance business in Zurich during November 2003.

        AXIS Specialty U.S. Holdings Inc. ("AXIS U.S. Holdings"), a wholly owned subsidiary of the Company, was incorporated in Delaware on March 11, 2002. It acts as a holding company for AXIS Reinsurance Company ("AXIS Reinsurance"), which is domiciled in New York. AXIS Reinsurance is licensed to write insurance and reinsurance in all 50 states in the United States, the District of Columbia and Puerto Rico. AXIS Specialty Insurance Company ("AXIS Insurance"), a wholly owned subsidiary of AXIS Reinsurance, is domiciled in Connecticut. AXIS Specialty Insurance is a surplus lines-eligible insurer in 37 of the states in the United States and the District of Columbia.

        On February 28, 2003, AXIS U.S. Holdings completed the acquisition of Sheffield Insurance Corporation for $34.7 million and subsequently renamed it AXIS Surplus Insurance Company ("AXIS Surplus"). At the time of purchase, Sheffield Insurance Company was licensed to write insurance in Illinois and Alabama and eligible to write surplus lines insurance in 39 states and the District of Columbia. In addition, we added a team of insurance professionals from Combined Specialty Group, Inc. In the first half of 2003, we acquired the renewal rights to a book of professional liability insurance and related lines business written by the Financial Insurance Solutions Group of Kemper Insurance Companies ("Kemper") in exchange for an agreement to make an override payment. We purchased this company and agreed to acquire these rights as the foundation for commencing our U.S. insurance operations.

        On July 7, 2003, the Company completed an initial public offering of 15.4 million newly issued common shares and 9.3 million common shares offered by selling shareholders. Net proceeds to the Company from the offering were $316.0 million and have been credited to shareholders' equity.

Business Segments

        Our business consists of four segments: global insurance (formerly specialty lines), global reinsurance (formerly treaty reinsurance), U.S. insurance and U.S reinsurance. Financial data relating to the four segments is included in our Consolidated Financial Statements and Notes presented under Item 8.

Global Insurance

        Our global insurance segment principally consists of specialty lines business that is sourced outside the United States but covers exposures throughout the world. In this segment, we offer tailored solutions in order to respond to distinctive risk characteristics. Competition in the lines of business written in this segment tends to focus less on price and more on availability, service and other value-based considerations, although when the market softens brokers and weaker markets generally attempt to commoditize the products based on price. To reach our financial and operational goals, we must have extensive knowledge and expertise in our chosen markets and must consider risks on an individual basis. We have chosen to write business in only those lines where we believe we have specialized underwriting expertise.

        The principal specialty lines in our global insurance segment are: specialty risks, onshore and offshore energy, aviation and aerospace, commercial property and marine. Since most of these lines are for physical damage and related perils and not casualty coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business, which facilitates our reserving process for this segment.

        Gross premiums written, by line, for our global insurance segment are as follows:

Global Insurance—Gross Premiums Written by Line

	For the Year Ended December 31, 2003		For the Year Ended December 31, 2002
	($ in thousands)
Specialty risks	$377,336	38.5%	$355,141	44.7%
Onshore and offshore energy	219,386	22.3	168,432	21.2
Aviation and aerospace	178,442	18.2	114,708	14.5
Commercial property	124,135	12.7	104,927	13.2
Marine	81,362	8.3	50,551	6.4

Total	$980,661	100.0%	$793,759	100.0%

        Specialty risks.    Specialty risks includes terrorism, marine and aviation war risk, political risk and professional lines. Terrorism coverage insures against physical damage and associated business interruption of an insured following an act of terrorism. During 2003, our terrorism book was impacted by both the effects of the Terrorism Risk Insurance Act ("TRIA") and heightened competition for the business outside of TRIA. Marine and aviation war insurance provides specific war coverage for the interests otherwise covered in our aviation and marine, hull and liability books of business. We believe our ability to offer coverage for war, terrorism, hull and liability risks in the aviation market distinguishes us from most of our competitors. Our aviation war business is predominantly written in the last quarter of the calendar year. Our political risks book generally provides protection against sovereign default or other sovereign actions resulting in impairment of cross-border investments, most often investments in infrastructure development, for banks and major corporations in industries such as energy and mining. There is no particular renewal season for political risk, although premium flow may track foreign direct investment flows throughout the year. With the flow of foreign direct investments increasing throughout 2003, we experienced an increase in the level of gross premiums written in our political risk book. Professional lines is a new book of business for this segment for 2003. The line provides high layer directors' and officers' liability insurance, which generally covers directors and officers of public companies against claims alleging mismanagement or other breaches of corporate duties.

        Onshore and offshore energy.    The energy book concentrates on providing physical damage, business interruption and liability coverage for the onshore and offshore oil and gas industry. In 2003, the level of premiums written increased primarily as a result of better risk penetration and an increase in the number of insurable risks due to the high activity in energy construction. As insureds emerged from multi-year deals, we were able to participate on the 2003 renewals that we were unable to access in prior years. We benefited from this in 2003 and we expect this trend to continue into 2004.

        Aviation and aerospace.    The aviation and aerospace book provides insurance to both the aviation and aerospace markets. Core aviation risks covered include hull and liability risks for passenger and cargo airlines and privately owned aircraft and selectively written product liability risks. Rating within the airline market stabilized at a good level for us to write the business in the last quarter of 2003; this was driven partially by a withdrawal of capacity from the market. Our aviation book is predominantly written in the last quarter of the calendar year. The aerospace book provides property damage coverage on satellites for pre-launch, launch and in-orbit phases. In addition, the aerospace book provides coverage for damage to the launch sites and launch and in-orbit liability. Although aerospace rates continued to increase throughout 2003, they did not reach a level that would encourage us to participate in a meaningful way.

        Commercial property.    The commercial property book primarily provides coverage for physical damage and business interruption with respect to industrial properties. Coverage provided includes catastrophic and non-catastrophic events. During 2003, we added a new distribution channel that enabled us to write new property accounts.

        Marine.    The marine book provides coverage for hull, liability, cargo and specie and recreational marine risks. These risks include property damage to ships, pollution damage caused by vessels on a sudden and accidental basis and protection for general cargo and the contents of armored cars, vaults, exhibitions and museums. Although marine hull rates continued to increase throughout 2003, they did not reach a level that would encourage us to participate meaningfully; however, we did increase the level of marine business written as we saw an increase in the level of marine liability, cargo and specie business submissions as well as an improvement in rates, terms and conditions.

        Customers in our global insurance segment include, among others, major companies in the airline, banking, multimedia, natural resources and oil and gas industries. No client in our global insurance segment accounted for more than 2.0% of our gross premiums written within this segment in 2003 or 2002.

Global Reinsurance

        Our global reinsurance segment principally consists of treaty reinsurance business sourced outside the United States but covers exposures throughout the world. Treaty reinsurance contracts are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts, we do not separately evaluate each of the risks assumed under the contracts and are largely dependent on the underwriting decisions made by the cedent. Accordingly, we carefully review and analyze the cedent's risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty to meet, or exceed, predetermined requirements. This business is short tail in nature, which typically allows us to determine the ultimate loss experience within a relatively short time period after a contract has expired.

        Our contracts can be written on either a pro rata basis, also known as proportional, or on an excess of loss basis. In pro rata contracts, the reinsurer and the reinsured participate in the premiums and losses on every risk that comes within the scope of the agreement in a fixed proportion. The reinsurer reimburses the ceding company for the cost of producing the business in the form of a ceding commission. The ceding commission may include an additional commission above the actual costs of the ceding company, and these contracts often have profit-oriented additional commissions as well. In excess of loss contracts, the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.

        This business generally operates as a subscription market, with the reinsurance intermediaries seeking participation for specific treaties among a number of reinsurers. We offer a price at which we are willing to participate, and only participate if we believe available pricing is favorable. Those reinsurers that ultimately subscribe to any given treaty participate at substantially the same pricing and terms and conditions. See "—Underwriting and Risk Management."

        Gross premiums written, by line, for our global reinsurance business segment are as follows:

Global Reinsurance—Gross Premiums Written by Line

	For the Year Ended December 31, 2003		For the Year Ended December 31, 2002
	($ in thousands)
Catastrophe	$339,137	73.3%	$230,741	73.4%
Property pro rata	61,003	13.2	53,916	17.2
Property per risk	50,681	10.9	16,721	5.3
Other	12,117	2.6	12,866	4.1

Total	$462,938	100.0%	$314,244	100.0%

        Catastrophe Reinsurance.    Most of our catastrophe reinsurance is for property risks. Our property catastrophe reinsurance business reinsures catastrophic perils for ceding companies on a treaty basis. Our property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. The principal perils in our portfolio include hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances (including personal lines), terrorism may be a covered peril or the only peril. Coverage for other perils may be negotiated on a case-by-case basis. Catastrophe reinsurance contracts incur losses only when events occur that impact more than one risk or insured. Protection under property catastrophe treaties is provided on an occurrence basis, allowing our ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The multiple claimant nature of property catastrophe reinsurance requires careful monitoring and control of cumulative aggregate exposure.

        We also reinsure workers compensation, personal accident and life insurance risks. This business is almost exclusively focused on exposures in the United States and is virtually all written on an excess of loss basis. We focus on business that is exposed to severity losses and not expected to produce high levels of claims frequency. This business is written only at levels that would require multiple deaths or injuries to result in a loss. The treaties include limitations on the maximum amount of coverage for any one person and our attachment points are multiples of these stipulated maximum coverage limits. There is a potential for events that trigger property catastrophe claims, such as catastrophic earthquakes, to also result in injuries and deaths. We closely monitor the potential for accumulation within our businesses. We price and accumulate exposures in this portfolio with tools that are either the same or are very similar to the tools we use for the property catastrophe account.

        During 2003, we continued to grow the catastrophe book by better penetration of our existing global client base and adding new customer relationships in Europe. In addition, we diversified our catastrophe book by substantially increasing our underwriting of excess workers' compensation, life and accident and health covers.

        Property Pro Rata Treaty Reinsurance.    Property pro rata treaty reinsurance is treaty reinsurance that covers a cedent's aggregate losses from all events in the covered period. For example, we could provide reinsurance to cover a portfolio of individual residential properties. This business is written on a proportional basis. Most of our pro rata treaty reinsurance contracts have occurrence limits. Property pro rata treaty reinsurance may contain significant risk of accumulation of exposures, both to natural and other perils. Our underwriting process explicitly recognizes these exposures. Natural perils, such as hurricane and windstorm, earthquake and flood, are analyzed through our catastrophe modeling systems. Other perils, such as fire and terrorism events, are considered based on historic loss and loss expense ratios experienced by cedents and monitored for cumulative aggregate exposure.

        Property Per Risk Treaty Reinsurance.    Our property per risk treaty reinsurance business reinsures a portfolio of particular property risks of ceding companies on a treaty basis. For example, we could provide reinsurance to cover a cedent's losses for damage to commercial property under individual policies. This business consists of a highly diversified portfolio of reinsurance contracts covering claims from individual insurance policies issued by our ceding company clients and including both personal lines and commercial property risks (principally covering buildings, structures, equipment and contents). Loss exposure in this business includes the perils of fire, explosion, collapse, riot, vandalism, hurricane and windstorm, tornado, flood and earthquake. This business is written on an excess of loss basis. Our property per risk treaty reinsurance agreements generally have occurrence limits.

        During 2003, we increased the level of premiums written on our per risk treaty reinsurance business by taking selected positions on some treaties to diversify our overall property mix.

        Other.    This book of business is treaty reinsurance primarily written on an excess of loss basis and currently covers claims arising from marine, aviation and crop risks.

        Our global reinsurance segment writes a significant portion of gross premiums in the first quarter of the year, with the remainder primarily split between the second and third quarters.

        During the year ended December 31, 2003, we established a European reinsurance office in Zurich and hired a team of underwriters. We anticipate that this unit will provide growth within our global reinsurance segment in 2004.

        Our global reinsurance customers are mostly small to mid-sized North American and European insurers. Except for one client, XL Capital Limited which accounted for 5.8% of our global reinsurance gross premiums written in 2003, no other client accounted for more than 5.0% of our gross premiums written within the segment in 2003 or 2002.

        The following is a breakdown of treaty reinsurance premiums in our global reinsurance segment by geographic area:

Global Reinsurance—Gross Premiums Written by Geographic Area

	In Force as of December 31, 2003	In Force as of December 31, 2002
U.S.	41.9%	50.1%
Europe	17.9	9.6
North America (excluding U.S.)	12.7	15.9
Worldwide (1)	19.0	13.4
Carribean	3.6	4.4
Japan	2.6	4.3
Australia/New Zealand	1.3	1.7
Asia	0.6	0.3
Middle East	0.3	—
Africa	0.1	0.3

Total	100.0%	100.0%

(1)
"Worldwide" risks comprise individual policies that insure risks on a worldwide basis.

U.S. Insurance

        Our U.S. insurance segment principally consists of specialty lines business sourced in the United States and covering exposures in the United States. The U.S. specialty insurance market differs from the standard insurance market. In the standard market, insurance rates and forms are highly regulated and products and coverages are largely uniform with relatively predictable exposures. In contrast, the specialty market provides coverage for risks that are complex and require specific expertise and that do not generally fit the underwriting criteria of the standard carriers. Competition tends to focus more on availability, service and other value-based considerations. To reach our financial and operational goals, we must have extensive knowledge and expertise in our chosen markets. Most of our risks are considered on an individual basis, and we employ tailored solutions in order to respond to distinctive risk characteristics. We have chosen to write business in only those lines where we believe we have specialized underwriting expertise. In our U.S. insurance segment, we can currently write business in all 50 states in the United States and the District of Columbia and Puerto Rico as an admitted insurer and in 48 states and the District of Columbia on an excess and surplus basis.

        Gross premiums written, by line, for our U.S. insurance business segment are as follows:

U.S. Insurance—Gross Premiums Written by Line

	For the Year Ended December 31, 2003		For the Year Ended December 31, 2002
	($ in thousands)
Commercial property	$225,508	36.0%	—	—
Professional lines	242,582	38.8	—	—
Commercial liability	157,808	25.2	—	—

Total	$625,898	100.0%	—	—

        Commercial Property.    Our commercial property book provides coverage for physical damage and business interruption primarily with respect to commercial properties. The book consists of both primary and excess risks, some of which are catastrophe exposed. Customary types of accounts include medium to large habitational, public entity and manufacturing risks.

        Professional Lines.    Our professional lines book includes the renewal rights to a book of business we acquired from the Financial Insurance Solutions Group of Kemper in exchange for a payment that is based upon the gross written premiums for renewals retained. The majority of the business in our professional lines book is directors' and officers' liability coverage. Directors' and officers' liability insurance generally covers directors and officers of public and private companies against claims alleging mismanagement or other breaches of corporate duties. The professional lines market has seen significant improvements in terms and conditions as well as pricing within the last two years. Following the recruitment of an experienced team of underwriters in late 2003, we expect in 2004 to expand into selective classes within the errors and omissions market.

        Commercial Liability.    Our commercial liability book primarily targets casualty risks in the United States excess and surplus markets. Our target classes include mercantile, manufacturing and building/premises, with particular emphasis on commercial and consumer products, commercial construction and miscellaneous general liability. We primarily target accounts with severity exposures rather than frequency and use reinsurance to mitigate some of the volatility inherent in this business.

        No client in our U.S. insurance segment accounted for more than 2.0% of our gross premiums written within this segment in 2003.

U.S. Reinsurance

        Our U.S. reinsurance segment principally consists of treaty reinsurance business sourced in the United States and covering exposures in the United States. Treaty reinsurance lines in this book include: professional lines; liability; property; auto; marine and aviation. Business opportunities are predominantly transacted via reinsurance intermediaries and brokers.

        Gross premiums written, set forth by line, are as follows for our U.S. reinsurance business segment:

U.S. Reinsurance—Gross Premiums Written by Line

	For the Year Ended December 31, 2003		For the Year Ended December 31, 2002
	($ in thousands)
Professional lines	$132,148	64.7%	—	—
Liability	46,035	22.5	—	—
Property	19,535	9.6	—	—
Marine & aviation	6,430	3.1	—	—

Total	$204,148	100.0%	—	—

        Professional Lines.    Our professional lines book of business consists of a portfolio of medical malpractice, directors' and officers', employment practices liability and miscellaneous errors and omissions insurance risks and is written on both an excess of loss and a proportional basis. The majority of risks written are on an excess of loss basis and have severity driven characteristics. While the book of business can be written throughout the year, the bulk of the business is written during the first and third calendar quarters. In a market characterized by historically high losses resulting in diminished capacity, we have been able to capitalize on increased opportunities presented by a complete re-underwriting of the underlying product.

        Liability.    Our liability book of business consists of a portfolio of standard casualty lines, including auto liability, general liability, umbrella (personal and commercial) and workers compensation. We predominantly write excess of loss treaties with an emphasis on severity driven layers. The majority of renewal dates are within the first and third calendar quarters. The general casualty reinsurance market improved during 2003. Due to significant competition and capacity that slowed positive trends in terms and conditions, we did not write significant premium volumes in this line of business in 2003. We expect to see improvements during 2004 that will allow us to write more business in this class.

        Property.    Our property book is a portfolio of North American risks. We currently reinsure specialty companies and specialty divisions of mid to large-sized regional and national carriers on a proportional and per risk basis. We also provide facultative reinsurance through semi-automatic binding agreements.

        Marine & aviation.    Our marine and general aviation (non-airline) portfolio is primarily written on an excess of loss basis with an emphasis on severity driven layers. Lines of business covered under the marine segment include hull, cargo and marine liability. Our general aviation treaty products include aircraft hull and liability coverages.

        In our U.S. reinsurance segment, customers are mostly small to mid-sized North American insurers. Five clients, ALAS, Chubb Corporation, Gulf Insurance Company, St. Paul Companies Inc. and XL Capital Limited accounted for 59.5% of the gross premiums written in this segment in 2003. No other client accounted for more than 5.0% of our gross written premiums in 2003.

Technology

        We have developed a sophisticated technology platform to support our underwriting activities worldwide. We believe our use of technology allows us to maintain a low-cost infrastructure and efficient underwriting operations. In addition, we believe our technologies provide us with competitive advantages as we seek to improve our relationships with our customers and provide enhanced levels of customer service.

        "Submit.Axis" is a unique, web-based policy submission capability that we have developed for our global insurance segment. Initially developed for brokers in the London market, Submit.Axis allows brokers to provide details of a policy submission "online" so that our underwriters may review the submissions online. Upon submission, our underwriters can access submission details online and review relevant policy documentation. In addition, the underwriters in the applicable licensed entity interact "offline" with the broker to prepare offers and final slip information for broker review with the submission accepted or declined offline. Also, the system allows all global specialty lines underwriters to view all business activity and assist with market intelligence and our peer review process. We intend to roll out this system to all of our segments during 2004.

        In reviewing submissions, our underwriters utilize our proprietary licensing database to determine the appropriate licensed entity that can underwrite the risk. Our licensing database contains detailed legal and regulatory information regarding each jurisdiction in which we are permitted to write business and permits us to respond rapidly to opportunities in a cost-efficient manner. In addition, our underwriting system is linked into our accounting system, which allows us to generate consistency in financial reporting, disclosure requirements and forecasting procedures across our organization. We are committed to continuing to identify and deploy technologies which enhance our processing and underwriting capabilities and which enable us to realize additional operating efficiencies.

Underwriting and Risk Management

        For our global insurance segment, internal underwriting controls are exercised through a group of senior underwriters. Each proposal for each risk we consider underwriting is attached to Submit.Axis and can be reviewed by all underwriting staff. Each risk that is ultimately bound must be reviewed by underwriters in the applicable licensed entity prior to the commitment of a line. This review process applies to each specialty line risk we underwrite prior to assessment and contractual commitment.

        For our U.S. insurance segment, we utilize a similar review process. However, due to the large number of submissions received and the generally smaller net retentions on this business, we use a modified peer review process whereby every account is reviewed by two or more underwriters before a risk is bound and only risks that have the approval of a senior officer are bound. Depending upon the risk's characteristics and our underwriting guidelines, the risk may also be reviewed by a senior underwriting panel. In all cases, one of our senior officers reviews all new business weekly.

        Global reinsurance ensures that pricing methodology is consistent and appropriate by the use of proprietary rating and accumulation tools, underwriting authority limits and frequent communication. All business is rated using the same basic risk measurement standards to ensure consistency within the segment. Each underwriter is delegated a limit up to which he or she has the authority to write business. If an underwriter wishes to exceed these limits on any contract, the Chief Executive Officer of the segment must review and approve the contract. All offers, quotes and bound lines are circulated daily to the senior reinsurance underwriters within the segment to allow for feedback and commentary. This process ensures that the knowledge base and experience of the segment is available to all underwriters to supplement the state of the art technology that we use to technically price our business.

        For our U.S. reinsurance segment, all risks are reviewed by a senior underwriter. If the risk meets our internal guidelines for exposure and profitability, it is referred to the Chief Executive Officer of the segment for additional analysis. After the approval of the segment Chief Executive Officer, the risk is circulated to a peer review panel, currently consisting of the Chief Executive Officer and Chief Executive Officer of global reinsurance, for final comments. In every case, the review process is completed before we commit contractually.

        We utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept as a company. Our proprietary systems include those for modeling risks associated with property catastrophe, workers' compensation and various casualty and specialty pricing models as well as our proprietary portfolio risk model.

        With respect to the catastrophe-exposed business in our U.S. insurance segment, we utilize the Risklink product discussed below both to price and to accumulate individual risks for our commercial property and onshore energy books. This analysis is then combined with the analyses of our other three segments to monitor aggregate exposures. For terrorism perils, we have developed a proprietary system for monitoring accumulations.

        With respect to the non-catastrophe exposed business in our U.S. insurance segment, we generally analyze specialty insurance contracts via a variety of rating models. Where applicable, our models draw upon industry information, including historical trend and development information licensed from Insurance Services Office, Inc. and AMS Services, Inc.

        For the analysis of our catastrophe-exposed business in our global reinsurance and U.S. reinsurance segments, we utilize three natural catastrophe modeling tools (Risklink version 4.3 licensed by RMS and Classic/2 and CATRADER licensed by AIR). In addition, we have developed an internal proprietary application, known as the AXIS Catastrophe Accumulation and Pricing System or "ACAPS", which allows us to track the results from each of these models for both pricing and accumulation purposes. Our state-of-the-art modeling system (including an aggregate exposure management tool) allows the underwriting team, in conjunction with the actuarial team, to analyze risk exposure on a per peril (e.g. fire, flood, earthquake, etc.) and a geographic basis. If a program meets our underwriting criteria, the proposal is evaluated in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.

        For our property pro rata business in our global reinsurance segment, we utilize a combination of actuarial techniques and catastrophe modeling. We use actuarial techniques to examine our ceding companies' underwriting results as well as the underwriting results from the companies with comparable books of business and pertinent industry results. In our property per risk business, we rely almost exclusively on actuarial techniques. Although per risk treaties may include exposure to natural perils, catastrophe modeling systems are generally not used largely because the cedents do not generally provide location level information that will allow accurate measurement of exposure to per risk treaty structures. To minimize this impact, we generally participate in middle to upper layers where the natural catastrophe element of exposure is minimized.

        In addition to the above technical and analytical practices, our underwriters use a variety of means, including specific contract terms and diversification of risk by geography and type of risk, to manage our exposure to loss. Substantially all business written is subject to aggregate limits in addition to event limits.

Marketing

        We produce our business almost exclusively through insurance and reinsurance brokers worldwide, who receive a brokerage commission usually equal to a percentage of gross premiums. Our management and underwriting team have longstanding relationships with key insurance and reinsurance brokers, such as Marsh (including its subsidiary, Guy Carpenter), Aon, Willis and Benfield, and with many ceding companies. We believe Submit.Axis, our proprietary web-based submission system, enhances these relationships by enabling us to provide prompt and responsive service on underwriting submissions for our global insurance segment. Senior management also has direct relationships with customers.

        The following table shows our gross premiums written by broker for the years ended December 31, 2003 and December 31, 2002:

Gross Premiums Written by Broker

	For the Year Ended December 31, 2003		For the Year Ended December 31, 2002
	($ in thousands)
Marsh (including Guy Carpenter)	$765,265	33.7%	$419,933	37.9%
Aon	438,690	19.3	229,357	20.7
Willis	261,609	11.5	117,448	10.6
Benfield	92,034	4.0	60,940	5.5
Others	716,047	31.5	280,325	25.3

Total	$2,273,645	100.0%	$1,108,003	100.0%

Ceded Reinsurance

        Some of our underwriting segments purchase reinsurance to reduce the risk of exposure to loss. Our global insurance and reinsurance segments purchase reinsurance to reduce exposure to large losses. Our U.S. insurance segment purchases significant reinsurance to reduce the volatility in severity-driven classes of business. The segments purchase three types of reinsurance cover: facultative; excess of loss; and quota share. Facultative covers are typically assumed with the original business. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. These covers generally are purchased on a package policy basis, as they provide cover for a number of lines of business within one contract. Quota share covers provide a proportional amount of coverge from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss reserves from reinsurers. We remain liable to the extent that reinsurers do not meet their obligations under these agreements and, therefore, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. All of our reinsurance is placed with reinsurers rated at least "A-" or better by Standard & Poor's or A.M. Best. During 2003, one reinsurer was downgraded below "A-". In such circumstances, we re-evaluate the collectiblity of any reinsurance balances due from the reinsurer and, where necessary, we post an allowance for uncollectible reinsurance recoverables.

        Gross, ceded and net premiums written and earned for the years ended December 31, 2003 and December 31, 2002 were as follows:

Gross, Ceded and Net Premiums Written and Earned

	For the Year Ended December 31, 2003		For the Year Ended December 31, 2002
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
	($ in thousands)
Gross	$2,273,645	$1,701,016	$1,108,003	$576,904
Ceded	(365,258)	(264,786)	(89,726)	(40,054)

Net	$1,908,387	$1,436,230	$1,018,277	$536,850

Claims Management

        Our claims teams are located at different offices within our organization. Our claims teams provide global coverage and claims support for the business we write with a focus on either our U.S. or global business. The role of our claims units is to investigate, evaluate and pay claims efficiently. We have implemented claims handling guidelines and claims reporting and control procedures in all claims units. To ensure that claims are handled and reported in accordance with these guidelines, all claims matters are reviewed weekly during a formal claims meeting. The minutes from each meeting are also circulated to our underwriters, senior management and our independent actuaries. To maintain communication between underwriting and claims teams, claims personnel regularly report at underwriting meetings and frequently attend client meetings.

        When we receive notice of a claim, regardless of size, it is recorded within our underwriting and claims system, and reserves and payments are checked weekly. To assist with the reporting of significant claims, we have also developed a large claims information database, or LCID. The database is primarily used to "flash report" significant events and potential insurance or reinsurance losses, regardless of whether we have exposure. Where we have exposure, the system allows a direct notification to be instantly communicated to underwriters and senior management worldwide. The database is also used as an electronic workflow management tool for larger cases that may involve adjustment and coverage issues or litigation.

Reserves

        An insurer establishes reserves for losses and loss expenses that arise from its insurance and reinsurance products. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims that have occurred at or before the balance sheet date, whether already known or not yet reported. It is our policy to establish these losses and loss expense reserves prudently after reflecting all information known to us as of the date they are recorded. Our loss reserves are estimated every quarter by Ernst & Young, who act as our reserving actuary, and are based on generally accepted actuarial principles. These reserves are then discussed with and reviewed by management prior to establishing the ultimate loss reserves. Ernst & Young receive all LCID flash reports and have access to our claims information and individual contracts as part of their quarterly review.

        Our loss reserves are established based upon our estimate of the total cost of claims that were reported to us but not yet paid, or case reserves, the cost of additional case reserves on know events not yet reported to us and claims reported to us but not considered to be adequately reserved, or ACR, and the anticipated cost of claims incurred but not yet reported to us, or IBNR. Under U.S. GAAP, we are not permitted to establish loss reserves with respect to our catastrophe reinsurance until an event which gives rise to a loss occurs. As a result, only losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses with respect to our property catastrophe reinsurance.

        For reported losses, we establish case reserves within the parameters of the coverage provided in the insurance or reinsurance contracts. Additional case reserves are often estimated by our claims function ahead of official notifications but in the same manner as reported case reserves. Where there is a possibility of a claim, we may book an additional case reserve, which is only revised upon final determination that no claim will arise or is adjusted as claims notifications are received.

        We estimate IBNR reserves using actuarial methods. We also utilize historical insurance industry loss development patterns, as well as estimates of future trends in claims severity, frequency and other factors, to aid us in establishing our losses and loss expense reserves.

        Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of an insurer's or reinsurer's expectations of the ultimate settlement and administration costs of claims incurred. As a result, it is likely that the ultimate liability will differ from such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation. This uncertainty is heightened by the short time in which our company has operated, thereby providing limited claims loss emergence patterns specifically for our company. This has necessitated the use of benchmarks in deriving IBNR, which despite management's and the independent actuary's care in selecting them, have the risk of differing from actual experience. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.

Investments

        The finance committee of our board of directors establishes our investment policies and creates guidelines for external investment managers. Management implements our investment strategy with the assistance of those external managers. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio and include limitations on the size of some holdings as well as restrictions on purchasing some types of securities.

        Our current investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high quality, diversified portfolio. In this regard, at December 31, 2003 and December 31, 2002, fixed income securities and cash and cash equivalents comprised all $3.6 billion and $2.2 billion, respectively, of our assets under management by third party investment managers ("invested assets"). At December 31, 2003 and December 31, 2002, our fixed income portfolio consisted of U.S. and non-U.S. sovereign government obligations, corporate bonds and other securities of which 81.7% and 83.1%, respectively, were rated AA- or Aa3 or better by either Standard & Poor's or Moody's, with an overall weighted average rating of AA+ and AAA, respectively, based on ratings assigned by Standard & Poor's. We did not have any investments in equity securities at December 31, 2003 or at December 31, 2002, although in the future we may invest in such securities. Our investment guidelines limit our aggregate exposure to any single issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 to BBB+/Baa1, other than with respect to U.S. government and agency securities and securities issued by other member governments of the Organization for Co-operation and Economic Development. At December 31, 2003 and December 31, 2002, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities.

        Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. Management periodically revises our investment benchmarks based on business and economic factors, including the average duration of our potential liabilities. At December 31, 2003 and December 31, 2002, our investment assets had an approximate average duration of 3.0 years and 2.5 years, respectively.

        The types of securities in our fixed income portfolio and their fair market values and amortized costs were as follows as of December 31, 2003 and December 31, 2002:

Types of Securities in Our Fixed Income Portfolio and Their Fair Market Values and Amortized Costs

	Year Ended December 31, 2003
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in thousands)
U.S. government and agency securities	$1,248,941	$5,828	$(2,120)	$1,252,649
Non-U.S. government securities	16,777	555	(5)	17,327
Corporate debt securities	706,383	13,516	(2,023)	717,876
Mortgage-backed securities	1,005,164	10,429	(2,661)	1,012,932
Asset-backed securities	187,775	2,244	(284)	189,735
States, municipalities and political subdivisions	194,062	1,608	(613)	195,057

Total fixed income maturities	$3,359,102	$34,180	$(7,706)	$3,385,576

	Year Ended December 31, 2002
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in thousands)
U.S. government and agency securities	$426,939	$7,365	$(101)	$434,203
Non-U.S. government securities	97,949	1,191	(652)	98,488
Corporate debt securities	295,050	11,184	(482)	305,752
Mortgage-backed securities	725,161	12,203	(2,753)	734,611
Asset-backed securities	119,259	2,014	(4,740)	116,533
States, municipalities and political subdivisions	13,148	255	—	13,403

Total fixed income maturities	$1,677,506	$34,212	$(8,728)	$1,702,990

        As of December 31, 2003, mortgage-backed securities constituted approximately 28.2% of our invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment or extension risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of increasing interest rates, these investments are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

        The principal risk associated with corporate debt securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies and deteriorating credit. Asset-backed securities are subject to structural, credit and capital markets risks. Structural risks include the security's priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders and corporate obligors. Capital markets risks include the general level of interest rates and the liquidity for these securities in the market place.

        The Standard & Poor's credit ratings for fixed income securities held and the percentage of our invested assets they represented at December 31, 2003 and December 31, 2002 were as follows:

Credit Ratings for Our Fixed Income Portfolio

	As of December 31, 2003
Rating	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in thousands)
AAA	$2,617,526	$2,632,844	77.8%
AA	130,573	131,371	3.9
A	384,773	388,987	11.4
BBB	226,230	232,374	6.9

Total	$3,359,102	$3,385,576	100.0%

	As of December 31, 2002
Rating	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in thousands)
AAA	$1,382,702	$1,398,352	82.1%
AA	31,458	31,701	1.9
A	146,354	151,378	8.9
BBB	116,992	121,559	7.1

Total	$1,677,506	$1,702,990	100.0%

        The contractual maturities of our fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturity distribution for fixed income securities held as of December 31, 2003 and December 31, 2002 was as follows:

Maturity Distribution for Our Fixed Income Portfolio

	As of December 31, 2003
Maturity	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in thousands)
Due in one year or less	$117,353	$117,685	3.5%
Due after one year through five years	1,282,267	1,288,981	38.1
Due after five years through ten years	614,990	623,757	18.4
Due after ten years	151,553	152,486	4.5

Subtotal	2,166,163	2,182,909	64.5
Mortgage and asset-backed securities	1,192,939	1,202,667	35.5

Total	$3,359,102	$3,385,576	100.0%

	As of December 31, 2002
Maturity	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in thousands)
Due in one year or less	$76,350	$76,475	4.5%
Due after one year through five years	479,517	487,549	28.6
Due after five years through ten years	223,676	232,088	13.6
Due after ten years	53,543	55,734	3.3

Subtotal	833,086	851,846	50.0
Mortgage and asset-backed securities	844,420	851,144	50.0

Total	$1,677,506	$1,702,990	100.0%

        The following table illustrates net investment income, net realized gains on investments, net realized and unrealized gains on investment derivative instruments, annualized effective yield, total return on investments and the performance results of the various classes of fixed income investments in our portfolio as compared to appropriate indices for the years ended December 31, 2003 and 2002:

Net Investment Income and Returns on Investments

	Year Ended December 31, 2003	Year Ended December 31, 2002
	($ in thousands)
Net investment income	$73,961	$71,287
Net realized gains on investments	27,556	22,515
Net realized and unrealized gains (losses) on investment derivative instruments	(4,989)	3,555

Net realized gains	$22,567	$26,070

Annualized effective yield(1)	2.62%	3.97%

Total return(2)	3.50%	7.50%

Total return liquidity portfolio(2)	1.98%	3.06%
Total return Merrill Lynch 1-3 year Treasury Index(3)	1.91	1.89

Relative Performance	0.09%	1.17%

Total return intermediate duration portfolios(2)	4.21%	9.00%
Total return Lehman Intermediate Aggregate Index	3.80	9.49

Relative Performance	0.41%	(0.49)%

Total return long duration portfolios (2)	3.79%	3.21%
Total return Lehman Aggregate Index	4.11	3.22

Relative Performance	(0.32)%	(0.01)%

Total return U.S. portfolios (4)	2.26%	—
Total return customized Index (4)	2.63	—

Relative Performance	(0.37)%	—

(1)
Annualized effective yield is calculated by dividing the investment income generated from assets under management by third party investment managers by the average balance of the assets managed by the Company's portfolio managers.

(2)
Total return for our investment portfolio is calculated using beginning and ending market portfolio values, adjusted for external cash flows.

(3)
Calculated on the basis of the 3-month U.S.$ LIBOR index for the return shown for the year ended December 31, 2002, which was prior to investing the assets.

(4)
Management of our U.S. portfolio by third party investment managers commenced in March 2003 and, consequently, results represent the 10 month period ending December 31, 2003.

        We routinely assess whether declines in fair value of our investments represent impairments that are other than temporary. There are several factors that are considered in that assessment of a security, which include (1) the time period during which there has been a significant decline below cost, (2) the extent of the decline below cost, (3) our intent to hold the security, (4) the potential for the security to recover in value, (5) an analysis of the financial condition of the issuer and (6) an analysis of the collateral structure and credit support of the security, if applicable.

        The gross unrealized losses of securities in our portfolio were as follows as of December 31, 2003 and December 31, 2002:

	Year ended December 31, 2003	Year ended December 31, 2002
	($ in thousands)	($ in thousands)
Six months or less	$4,966	$2,520
Greater than six months but less than 12 months	2,571	5,369
Greater than or equal to 12 months	169	839

	$7,706	$8,728

        As of December 31, 2003, there were approximately 640 securities (2002: 145) in an unrealized loss position with a fair market value of $1,027.9 million (2002: $342.8 million). Of these securities, there are six securities (2002: nine) that have been in an unrealized loss position of 12 months or greater with a fair market value of $5.9 million (2002: $33.8 million). As of December 31, 2003, none (2002: none) of these securities were considered to be impaired. The unrealized losses from these securities were a result of movements in interest rates rather than credit, collateral or structural issues.

        Our investment portfolio consists of fixed income securities denominated in both U.S. and foreign currencies. Accordingly, earnings will be affected by many factors, including changes in interest rates and foreign currency exchange rates. Effective July 1, 2003, the Company adopted FAS No. 149 "Amendment and Hedging Activities." As a result, some of our mortgage-backed securities are required to be classified as derivatives. Other than these securities and foreign currency forward contracts, our investment guidelines do not currently permit the use of derivatives. At December 31, 2003, we held foreign currency forward contracts; however, we did not hold any mortgage-backed derivatives. During the first half of 2002, we did utilize derivatives as was permitted by our guidelines in effect at the time. In the future, we may change our guidelines to permit the use of additional types of derivatives.

        As of December 31, 2003, we had engaged several investment management firms to provide us with investment management and advisory services. We have agreed to pay investment management fees based on the respective funds under management after each calendar quarter. These fees are taken into account in the calculation of net investment income. There are no performance based fees. The agreements with these firms may be terminated by either party at periods varying from immediately to 30 days upon written notice. In the year ended December 31, 2003, we incurred $4.4 million of fees in respect of investment management and advisory services and, for the year ended December 31, 2002, we incurred $2.9 million in respect of such services.

        We have entered into investment management agreements with J.P. Morgan Investment Management Inc. and The Putnam Advisory Company, L.L.C., both of which are considered related parties. These agreements were entered into on an arms length basis on terms generally available in the market.

Competition

        The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets.

        In our global and U.S. insurance segments, where competition tends to be focused more on availability, service and other value-based considerations than on price, we compete with insurers that provide property and casualty-based lines of insurance such as: ACE Limited, Allianz Group, Allied World Assurance Company, Ltd., American International Group, Inc., Berkshire Hathaway, Inc., Chubb

Corporation, Converium Group, Endurance Specialty Holdings Ltd., Factory Mutual Insurance Company, Lloyd's of London, Munich Re Group, Swiss Reinsurance Company and XL Capital Ltd.

        In our global and U.S. reinsurance segments, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: ACE Limited, Arch Capital Group Ltd., Converium Group, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., IPCRe Limited, Lloyd's of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., Renaissance Re Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings Inc. and XL Capital Ltd.

        Competition in the types of business that we underwrite is based on many factors, including:

  •
  reputation;

  •
  strength of client relationships;

  •
  perceived financial strength;

  •
  management's experience in the line of insurance or reinsurance to be written;

  •
  premiums charged and other terms and conditions offered;

  •
  services provided, products offered and scope of business (both by size and geographic location);

  •
  financial ratings assigned by independent rating agencies; and

  •
  speed of claims payment.

        Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital markets participants have recently created alternative products that are intended to compete with reinsurance products. We are unable to predict the extent to which new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.

Ratings

        Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. Standard & Poor's maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). Our insurance subsidiaries have been rated "A" (Strong) by Standard & Poor's, which is the sixth highest of twenty-one rating levels, and "A" (Excellent) by A.M. Best, which is the third highest of fifteen rating levels. The objective of Standard & Poor's and A.M. Best's ratings systems is to assist policyholders and to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect Standard & Poor's and A.M. Best's opinions of our ability to pay policyholder claims and are not a recommendation to buy, sell or hold our common shares. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, Standard & Poor's and A.M. Best.

Administration

        We outsource many administrative functions to third parties that can provide levels of expertise in a cost-efficient manner that we cannot replicate internally. Functions that we outsource include:

  •
  bulk contract processing;

  •
  actuarial services;

  •
  investment accounting services; and

  •
  claims processing and back office services.

        Our outsourcing of these functions assisted us in quickly establishing our international underwriting platform, and provides us with the flexibility to adjust our administrative infrastructure and costs to changing market conditions.

Regulation

General

        The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. In Bermuda, we operate under a relatively less intensive regulatory regime. We are subject to extensive regulation under applicable statutes in Ireland and the United States.

Bermuda

        As a holding company, AXIS Capital is not subject to Bermuda insurance regulations. However, the Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"), regulates the insurance business of our operating subsidiary in Bermuda, AXIS Specialty, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the "BMA") under the Insurance Act. Insurance as well as reinsurance is regulated under the Insurance Act.

        An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA's functions. Sub-committees of the Insurance Advisory Committee supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The day-to-day supervision of insurers is the responsibility of the BMA.

        The Insurance Act also imposes on Bermuda insurance companies' solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

  Classification of Insurers

        The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. AXIS Specialty, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. AXIS Specialty is not licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.

  Principal Representative

        An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, AXIS Specialty's principal office is its executive offices in Pembroke, Bermuda, and AXIS Specialty's principal representative is Andrew Cook. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable "event" has or is believed to have occurred, to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable "event."

  Independent Approved Auditor

        Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of AXIS Specialty, are required to be filed annually with the BMA. AXIS Specialty's independent auditor must be approved by the BMA and may be the same person or firm that audits AXIS Capital' consolidated financial statements and reports for presentation to its shareholders. AXIS Specialty's independent auditor is Deloitte & Touche, which also audits the Company's consolidated financial statements.

  Loss Reserve Specialist

        As a registered Class 4 insurer, AXIS Specialty is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Mike Barkham of Ernst & Young has been approved to act as AXIS Specialty's loss reserve specialist.

  Statutory Financial Statements

        AXIS Specialty must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. AXIS Specialty is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to AXIS Specialty's shareholders under the Bermuda Companies Act of 1981, as amended (the "Companies Act"), which financial statements are prepared in accordance with U.S. GAAP. As a general business insurer, AXIS Specialty is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

  Annual Statutory Financial Return

        AXIS Specialty is required to file with the BMA a statutory financial return no later than four months after its financial year end unless specifically extended upon application to the BMA. The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

  Minimum Solvency Margin and Restrictions on Dividends and Distributions

        Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as AXIS Specialty, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. AXIS Specialty is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

  •
  $100,000,000;

  •
  50% of net premiums written (being gross premiums written less any premiums ceded by AXIS Specialty, but AXIS Specialty may not deduct more than 25% of gross premiums written when computing net premiums written); and

  •
  15% of net losses and loss expense reserves.

        AXIS Specialty is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, AXIS Specialty will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. AXIS Specialty is also prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files with the BMA, at least seven days before payment of such dividends, an affidavit stating that it will continue to meet the required margins.

        AXIS Specialty is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins. In addition, at any time it fails to meet its solvency margin, AXIS Specialty is required, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

        Additionally, under the Companies Act, neither AXIS Capital nor AXIS Specialty may declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

  Minimum Liquidity Ratio

        The Insurance Act provides a minimum liquidity ratio for general business insurers, like AXIS Specialty. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are some categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

  Supervision, Investigation and Intervention

        The BMA may appoint an inspector with extensive powers to investigate the affairs of AXIS Specialty if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct AXIS Specialty to produce documents or information relating to matters connected with its business. If it appears to the BMA that there is a risk of AXIS Specialty becoming insolvent, or that AXIS Specialty is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct AXIS Specialty (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase its liabilities, (3) not to make certain investments, (4) to liquidate certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (7) to limit AXIS Specialty's premium income.

  Disclosure of Information

        In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require information from an insurer (or other persons) to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

  Certain Other Bermuda Law Considerations

        Although AXIS Capital is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, AXIS Capital may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

        Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As "exempted" companies, AXIS Capital and AXIS Specialty may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in limited circumstances such as doing business with another exempted undertaking in furtherance of AXIS Capital' business or AXIS Specialty's business (as the case may be) carried on outside Bermuda. AXIS Specialty is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.

        Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 of Bermuda, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of shares of a Bermuda exempted company. The BMA has issued its permission for the issue and free transferability of our common shares, as long as the shares are listed on the New York Stock Exchange, to and among persons who are non-residents of Bermuda for exchange control purposes.

        The Bermuda government actively encourages foreign investment in "exempted" entities like AXIS Capital and AXIS Specialty that are based in Bermuda, but which do not operate in competition with local businesses. AXIS Capital and AXIS Specialty are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda.

        Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident's certificate or holders of a working resident's certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident's certificate or holder of a working resident's certificate) is available who meets the minimum standard requirements for the advertised position. The Bermuda government recently announced a new policy limiting the duration of work permits to six years, with exemptions for key employees.

United States

        AXIS Capital has three operating insurance subsidiaries domiciled in the United States, which we refer to as the AXIS U.S. Subsidiaries.

  U.S. Insurance Holding Company Regulation of AXIS Capital

        AXIS Capital, as the indirect parent of the AXIS U.S. Subsidiaries, is subject to the insurance holding company laws of Connecticut, New York, and Illinois. These laws generally require each of the AXIS U.S. Subsidiaries to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system to which any of the AXIS U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance department where the subsidiary is domiciled.

  Change of Control

        Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as: the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquiror's plans for the management of the applicant's board of directors and executive officers, the acquiror's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of the AXIS U.S. Subsidiaries, the insurance change of control laws of Connecticut, Illinois and New York would likely apply to such a transaction. While our bye-laws limit the voting power of any shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that such shareholder did not control the applicable AXIS U.S. Subsidiary.

        These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AXIS Capital, including transactions that some or all of the shareholders of AXIS Capital might consider to be desirable.

  Terrorism Risk Insurance Act

        On November 26, 2002, the Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA establishes a temporary Federal program that requires U.S. and other insurers writing specified commercial property and casualty insurance policies in the U.S. to offer coverage in their policies for losses resulting from terrorists' acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage offered may not differ materially from the terms, amounts and other coverage limitations applicable to losses arising from events other than acts of terrorism.

        Under TRIA, if an act is determined to be a covered terrorist act, then losses resulting from the act are ultimately shared among insurers, the Federal government and policyholders. Generally, insurers must retain a defined deductible and 10% of losses above the deductible but can obtain reimbursement from the Federal government for their covered losses in excess of those amounts. An insurer's deductible for 2004 is 10% of the insurer's 2003 direct earned premiums on TRIA covered lines and for 2005 is 15% of the insurer's 2004 direct earned premiums on TRIA covered lines. Total reimbursement by the Federal government is limited to $100 million each year, and no insurer that has met its deductible shall be liable for the payment of its portion of the aggregate industry insurer loss that exceeds $100 billion.

        The requirement to offer coverage under TRIA expires at the end of 2004 unless the Secretary of the Treasury extends coverage to 2005. Federal reimbursement of the insurance industry expires at the end of 2005 unless the Congress extends it.

  State Insurance Regulation

        State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including: licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in some instances and approving premium rates in some instances. State insurance laws and regulations may require the AXIS U.S. Subsidiaries to file financial statements with insurance departments everywhere they will be licensed or authorized or accredited to conduct insurance business, and their operations are subject to examination by those departments at any time. The AXIS U.S. Subsidiaries prepare statutory financial statements in accordance with statutory accounting principles ("SAP") and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners.

        The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates or policy terms. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

  State Dividend Limitations

        New York.    Under New York law, the New York Superintendent of Insurance must approve any dividend declared or paid by AXIS Reinsurance that, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of 10% of AXIS Reinsurance's statutory surplus as shown on its latest statutory financial statement on file with the New York Superintendent of Insurance, or 100% of AXIS Reinsurance's adjusted net investment income during that period. New York does not permit a dividend to be declared or distributed, except out of earned surplus.

Additionally, in connection with its acquisition of AXIS Reinsurance, AXIS Capital agreed with the New York Insurance Department to not take a dividend from AXIS Reinsurance for two years following the date of the acquisition (i.e., not before November 27, 2004) without prior regulatory approval.

        Connecticut.    Under Connecticut law, AXIS Insurance may not pay a dividend or make a distribution that exceeds the greater of 10% of AXIS Insurance statutory surplus as of December 31 of the preceding year, or the net income of AXIS Insurance for the twelve-month period ending December 31 of the preceding year, without the prior approval of the Connecticut Insurance Commissioner unless thirty days have passed after receipt by the Insurance Commissioner of notice of such payment without the Insurance Commissioner having disapproved of such payment. In addition, AXIS Insurance must report for informational purposes to the Insurance Commissioner all dividends and other distributions to security holders following the declaration and prior to payment. Connecticut does not permit a dividend to be declared or distributed, except out of earned surplus. Additionally, under Connecticut law, AXIS Insurance may not pay or propose to pay any dividend within two years of the date of its acquisition by AXIS Capital (i.e., not before October 2, 2004) without the prior approval of the Insurance Commissioner.

        Illinois.    Under Illinois law, AXIS Surplus may not pay a dividend or make a distribution that exceeds the greater of 10% of AXIS Surplus's surplus as of the December 31 of the preceding year, or the net income of AXIS Surplus, for the twelve-month period ending December 31 of the preceding year, until thirty days after the Illinois Director of Insurance has received notice and the Director of Insurance has not disapproved of such payment or until the Director of Insurance has approved such payment within the thirty day period. In addition, AXIS Surplus must report to the Director of Insurance all dividends and distributions to shareholders following declaration and prior to payment. Illinois does not permit a dividend to be declared or paid, except out of earned surplus.

        The dividend limitations imposed by the state laws are based on the statutory financial results of the respective AXIS U.S. Subsidiaries determined by using statutory accounting practices, which differ in some respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.

  Risk-Based Capital Regulations

        Connecticut and Illinois require that each domestic insurer report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. The New York Insurance Department requires domestic property and casualty insurers to report their risk-based capital. A bill is pending before the New York state legislature that would codify this regulatory requirement. Each of AXIS Reinsurance, AXIS Insurance and AXIS Surplus have risk-based capital in excess of the required levels.

  Statutory Accounting Principles

        SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer's surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer's domiciliary state.

        U.S. GAAP is concerned with a company's solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.

        Statutory accounting practices established by the NAIC and adopted, in part, by the New York, Connecticut and Illinois regulators determine, among other things, the amount of statutory surplus and statutory net income of the AXIS U.S. Subsidiaries and thus determine, in part, the amount of funds they have available to pay dividends to us.

  Guaranty Associations and Similar Arrangements

        Most of the jurisdictions in which the AXIS U.S. Subsidiaries are admitted to transact business require property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

  Operations of AXIS Specialty, AXIS Re, AXIS Specialty Europe, AXIS Re Europe and AXIS Specialty London.

        The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers that are not admitted to do business within such jurisdictions. AXIS Specialty, AXIS Re AXIS Specialty Europe, AXIS Re Europe and AXIS Specialty are not admitted to do business in the United States. We do not intend that AXIS Specialty, AXIS Re, AXIS Specialty Europe, AXIS Re Europe and AXIS Specialty maintain offices or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized.

        In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company's liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. AXIS Specialty, AXIS Re and AXIS Specialty Europe are not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

Ireland

  AXIS Specialty Europe

        AXIS Specialty Europe is a non-life insurance company incorporated under the laws of Ireland on February 18, 2002 and having its registered office at Fitzwilton House, Wilton Place, Dublin 2, Ireland. AXIS Specialty Europe is subject to the regulation and supervision of the Irish Regulatory Authority pursuant to the Insurance Acts and Regulations. AXIS Specialty Europe was authorized on May 23, 2002 to undertake the business of non-life insurance in various classes of business.

        As is normal in the case of insurance companies, when AXIS Specialty Europe was authorized to write non-life insurance business, in addition to the obligations imposed on AXIS Specialty Europe by the Insurance Acts and Regulations, the authorization was granted subject to certain conditions. The following are the main conditions that have been imposed:

  •
  AXIS Specialty Europe must adhere to the business plan submitted in connection with its application for authorization;

  •
  AXIS Specialty Europe must submit quarterly management accounts to the Irish Regulatory Authority for the first three years of operation;

  •
  AXIS Specialty Europe is not permitted to reduce the level of its capital without the consent of the Irish Regulatory Authority;

  •
  AXIS Specialty Europe may not make any dividend payments without the Irish Regulatory Authority's prior approval;

  •
  no intercompany loans may be made by AXIS Specialty Europe without prior notification to and approval of the Irish Regulatory Authority;

  •
  the management accounts of AXIS Capital must be submitted to the Irish Regulatory Authority on a quarterly basis for the initial years of operation of AXIS Specialty Europe;

  •
  AXIS Specialty Europe must maintain a minimum solvency margin equal to 200% of the solvency margin laid down by the Insurance Acts and Regulations (and a solvency ratio of 50%); and

  •
  AXIS Specialty Europe must file annual statutory insurance returns in the format prescribed by the European Communities (Non-Life Insurance Accounts) Regulations, 1995.

        European Passport.    Ireland is a member of the European Economic Area (the "EEA"). The EEA comprises each of the countries of the EU (being, as at February 2004, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and The United Kingdom) and Iceland, Liechtenstein and Norway. The EEA was established by a 1992 agreement the effect of which is to create an area of free movement of goods and services (including insurance services) within EEA countries. A consequential effect of the EEA agreement is that the rules on passporting of insurance services that apply between EU member states are extended to Iceland, Liechtenstein and Norway.

        Ireland has adopted the EU's Third Non-Life Insurance Directive (92/49/EEC) into Irish law. This Directive introduced a single system for the authorization and financial supervision of non-life insurance companies by their home member state. Under this system, AXIS Specialty Europe (as an Irish authorized insurance company) is permitted to carry on insurance business in any other EEA Member State by way of freedom to provide services, on the basis that it has notified the Irish Regulatory Authority of its intention so to do and subject to complying with such conditions as may be laid down by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the "general good."

        The Third Non-Life Directive also permits AXIS Specialty Europe to carry on insurance business in any other EEA Member State under the freedom of establishment clause. Under this freedom, AXIS Specialty Europe established a London branch in May 2003. The Irish Regulatory Authority remains responsible for the authorization and financial supervision of the London branch. In addition, the London branch must comply with the "general good" requirements of the Financial Services Authority of the United Kingdom.

        On the basis of the foregoing, in addition to being authorized to carry on non-life insurance business in Ireland, AXIS Specialty Europe is also authorized to carry on non-life insurance business in all other EEA Member States under freedom to provide services (and also, in the case of the United Kingdom, under freedom of establishment). However, AXIS Specialty Europe is not licensed or admitted as an insurance company in any jurisdiction other than Ireland and the other EEA member states.

        Qualifying Shareholding.    The Insurance Acts and Regulations require that anyone acquiring or disposing of a "qualifying holding" in an insurance company (such as AXIS Specialty Europe), or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Regulatory Authority of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital involving the "specified levels" to notify the Irish Regulatory Authority. The Irish Regulatory Authority has three months from the date of submission of a notification within which to oppose the proposed transaction if the Irish Regulatory Authority is not satisfied as to the suitability of the acquiror "in view of the necessity to ensure sound and prudent management of the insurance undertaking." A "qualifying holding" means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the company becoming the acquiror's subsidiary.

        Any person having a shareholding of 10% or more of the issued share capital in AXIS Capital would be considered to have an indirect holding in AXIS Specialty Europe over the 10% limit. Any change that resulted in the indirect acquisition or disposal of a shareholding of greater than or equal to 10% in the share capital of AXIS Specialty Europe, or a change that resulted in an increase or decrease to one of the specified levels, would need to be pre-cleared with the Irish Regulatory Authority.

        AXIS Specialty Europe is required, at such times as may be specified by the Irish Regulatory Authority, and at least once a year, to notify the Irish Regulatory Authority of the names of shareholders possessing qualifying holdings and the size of such holdings.

        Transactions with Related Companies.    The Insurance Acts and Regulations provide that prior to entering into any transaction of a material nature with a related company or companies (including, in particular, the provision of loans to and acceptance of loans from a related company or companies), AXIS Specialty Europe must submit to the Irish Regulatory Authority a draft of any contract or agreement that is to be entered into by AXIS Specialty Europe in relation to the transaction. In addition, AXIS Specialty Europe must notify the Irish Regulatory Authority on an annual basis with respect to transactions with related companies in excess of 10,000 euros.

        Financial Requirements.    AXIS Specialty Europe is required to maintain technical reserves calculated in accordance with the Insurance Acts and Regulations. Assets representing its technical reserves are required to cover AXIS Specialty Europe's calculated underwriting liabilities.

        AXIS Specialty Europe is obligated to prepare annual accounts (comprising balance sheet, profit and loss account and notes) in accordance with the provisions of the European Communities (Insurance Undertakings: Accounts) Regulations, 1996 (the "Insurance Accounts Regulations"). The

accounts must be filed with the Irish Regulatory Authority and with the Registrar of Companies in Ireland.

        Additionally, AXIS Specialty Europe is required to establish and maintain an adequate solvency margin and a minimum guarantee fund, both of which must be free from all foreseeable liabilities. Currently, the solvency margin is calculated as the higher amount of a percentage of the annual amount of premiums (premiums basis) or the average burden of claims for the last three years (claims basis). As noted above with respect to the conditions attaching to AXIS Specialty Europe's authorization, AXIS Specialty Europe is required to have a solvency margin significantly in excess of the prescribed minimum.

        The amount of the minimum guarantee fund which AXIS Specialty Europe is required to maintain is equal to one-third of the solvency margin requirement as set out above, subject to a minimum.

        Regulatory Guidelines.    In addition to the Insurance Acts and Regulations, AXIS Specialty Europe is expected to comply with guidelines issued by the Irish Regulatory Authority in July 2001. The following are the most relevant guidelines:

  •
  All insurance companies supervised by the Irish Regulatory Authority are obliged to appoint a compliance officer, who must carry out the duties and functions set forth in the guidelines. The compliance officer of AXIS Specialty Europe is Mr. Tim Hennessy.

  •
  All directors of insurance companies supervised by the Irish Regulatory Authority are required to certify to the Irish Regulatory Authority on an annual basis that the company has complied with all relevant legal and regulatory requirements throughout the year.

  •
  All insurance companies must adopt an appropriate asset management policy having regard to its liabilities profile.

  •
  All companies supervised by the Irish Regulatory Authority must formulate a clear and prudent policy on the use of derivatives for all purposes and, furthermore, have controls in place to ensure that the policy is implemented.

  •
  Non-life companies supervised by the Irish Regulatory Authority such as AXIS Specialty Europe are required to provide an annual actuarial opinion as to the adequacy of their reserves.

  •
  All Insurance companies must have a reinsurance strategy approved by its board of directors that is appropriate to their risk profile.

        Supervision, Investigation and Intervention.    The Insurance Acts and Regulations confer on the Irish Regulatory Authority wide-ranging powers in relation to the supervision and investigation of insurers, including the following:

  •
  The Irish Regulatory Authority has power to require an insurer to submit returns and documents to him in such form as may be prescribed by regulation and to require that they be attested by directors and officers of the insurer. The Irish Regulatory Authority may also require that they be attested by independent professionals and that they be published. Additionally, the Irish Regulatory Authority has a right to disclose any such returns or documents to the supervisory authorities of other EU Member States;

  •
  The Irish Regulatory Authority has power to direct that an investigation of an insurer's affairs be carried out in order to be satisfied that the insurer is complying or has the ability to continue to comply with its obligations under the Insurance Acts and Regulations. If necessary, the Irish Regulatory Authority may seek a High Court order prohibiting the free disposal of an insurer's assets; and

  •
  The Irish Regulatory Authority may confer certain powers on an "authorized officer" for the purpose of the Insurance Acts and Regulations. Such powers relate to, among others, insurers and other prescribed persons and may permit an authorized officer to search a premises and remove documents. An authorized officer may also be empowered to compel persons to provide information and to prepare a report on specified aspects of the business or activities of the insurer and other prescribed persons.

Some breaches of the Insurance Acts and Regulations may constitute criminal offences and render the persons found guilty of such offences liable to fines and/or imprisonment.

  AXIS Re

        AXIS Re is a reinsurance company incorporated under the laws of Ireland on February 12, 2002 and having its registered office at Fitzwilton House, Wilton Place, Dublin 2, Ireland. Under Irish law, as a general rule, a reinsurance company such as AXIS Re is required to maintain a minimum level of paid up share capital (currently approximately EUR 635,000).

        AXIS Re was required to file a notification with the Irish Regulatory Authority of its intention to carry on the business of reinsurance in Ireland. On an ongoing basis, AXIS Re will be obliged to notify to the Irish Regulatory Authority of subsequent changes to the information contained in its notification no later than the end of the year in which such changes occur. Additionally, AXIS Re will be obliged to prepare accounts in accordance with the Insurance Accounts Regulations and file the same with the Registrar of Companies in Ireland.

        As a general matter, AXIS Re is not subject to the same level of regulation in Ireland as AXIS Specialty Europe. However, the Insurance Acts and Regulations provide that the Irish Regulatory Authority may create regulations that cause the general insurance laws and regulations in Ireland to apply to reinsurance companies that carry on the type of business that AXIS Re carries on. If any regulations were adopted, such regulations could require AXIS Re to apply to the Irish Regulatory Authority to be authorized to carry on its business, which authorization would likely contain conditions with which AXIS Re would then have to comply, such as in regard to capitalization, maintenance of reserves, reserving policy, investment policy, solvency requirements and the filing of returns.

        The Irish Regulatory Authority has power under Section 22 of the Insurance Act, 1989 (as inserted by Section 5 of the Insurance Act, 2000) to direct AXIS Re to cease writing business indefinitely or for a specified period. The grounds for such a direction include:

  •
  inadequate capitalization;

  •
  unsuitable directors and/or management;

  •
  insufficient staff based in Ireland;

  •
  evidence of unlawful activity inside or outside Ireland; and

  •
  failure to comply with the statutory notification requirements.

        Certain Other Irish Law Considerations.    As each of AXIS Specialty Europe, AXIS Re and AXIS Ireland Holdings are companies which are incorporated in Ireland and which carry on business in Ireland, they are subject to the laws and regulations of Ireland. Some of the applicable restrictions contained in the Irish Companies Acts, 1963 to 2001 (the "Companies Acts") are as follows:

  •
  Irish company law applies capital maintenance rules. In particular, each of AXIS Specialty Europe, AXIS Re and AXIS Ireland Holdings is restricted to declaring dividends only out of "profits available for distribution." Profits available for distribution are a company's accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously utilized either by distribution or capitalization and such losses do not include amounts previously written-off in a reduction or reorganization of capital;

  •
  Irish law restricts a company from entering into certain types of transactions with its directors and officers by either completely prohibiting such transactions or permitting them only subject to conditions;

  •
  all Irish companies are obliged to file prescribed returns in the Companies Registration Office annually and on the happening of certain events such as the creation of new shares, a change in directors or the passing of certain shareholder resolutions;

  •
  a statutory body (known as the Office of the Director of Corporate Enforcement) has power to carry out investigations into the affairs of Irish companies in circumstances prescribed in the Companies Acts; and

  •
  civil and criminal sanctions exist for breaches of the Companies Acts.

United Kingdom

        Under United Kingdom law, a company may only transact insurance and/or reinsurance business upon authorization. AXIS Specialty, AXIS Re and AXIS Specialty Europe are not authorized to transact insurance and/or reinsurance business in the United Kingdom, except as otherwise explained in "—Ireland—AXIS Specialty Europe—European Passport." However, AXIS Specialty U.K. Limited operates a representative office in the United Kingdom on behalf of all of our operating subsidiaries. In addition, AXIS Specialty Europe has established a branch office in the United Kingdom that allows it to transact business in the United Kingdom.

Switzerland

        In September 2003, AXIS Re established a branch in Zurich, Switzerland. As the activities of this branch are limited to reinsurance, it is not required to be licensed by the Swiss authorities.

Employees

        As of December 31, 2003, we had 308 employees. We believe that our employee relations are excellent. None of our employees are subject to collective bargaining agreements.

Available Information

        We file periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as the Company) and the address of that site is (http://www.sec.gov).

        Our Internet website address is http://www.axiscapital.com.

        We make available free of charge, including through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

        Current copies of the Charter for each of our Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee and Finance Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct, are available on our Internet website and are available, without charge, in print to any shareholder who requests it by contacting the Company's Secretary at 106 Pitts Bay Road, Pembroke, Bermuda, HM 08.

ITEM 2. PROPERTIES

        We lease office space in the countries in which we operate under operating leases that expire at various dates. We renew and enter into new leases in the ordinary course of business as required. During 2003, we purchased office buildings in Ireland. Total rent expense for the years ended December 31, 2003 and 2002 was approximately $5.1 million and $0.9 million, respectively. The increase in rent expense for 2003 was due primarily to the expansion of our operations. See Item 8, Note 10 (d) to the Consolidated Financial Statements for discussion of the Company's lease commitments for real property.

ITEM 3. LEGAL PROCEEDINGS

        We currently are not a party to any material legal proceedings. From time to time we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of our respective insurance, reinsurance and financial products and services operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common shares, $0.0125 par value, are listed on the New York Stock Exchange under the symbol "AXS". We completed an initial public offering of 24.7 million of our common shares on July 7, 2003.

        The following table sets forth the high and low sales prices per share of our common shares for each of the two most recent fiscal quarters, as reported on the New York Stock Exchange Composite Tape.

	High	Low
2003:
3rd Quarter (from July 1, 2003)	$27.75	$22.50
4th Quarter	$29.42	$23.50

        On January 31, 2004, the closing sales price per share of our common shares was $31.95 and the number of record holders of common shares was 230. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.

        We commenced dividend payments in 2003 after our initial public offering. During the year ended December 31, 2003, we declared two regular quarterly dividends of $0.07 per share to all common shareholders of record on September 30, 2003 and December 31, 2003. The declaration and payment of future dividends will be at the discretion of our board of directors and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions.

        As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, Note 16 to the Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following table sets forth our selected historical consolidated financial information for the periods ended and as of the dates indicated. AXIS Specialty was incorporated on November 8, 2001 and commenced operations on November 20, 2001. AXIS Capital was incorporated on December 9, 2002. On December 31, 2002, AXIS Specialty and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to the Exchange Offer. In the Exchange Offer, the shareholders of AXIS Specialty exchanged their shares for identical shareholdings in AXIS Capital. Following the Exchange Offer, AXIS Specialty distributed all of its wholly-owned subsidiaries to AXIS Capital. The Exchange Offer represents a business combination of companies under common control and has been accounted for at historical cost. As a result, the consolidated financial information presented gives effect to the exchange of equity interests as though it occurred as of the inception date of AXIS Specialty on November 8, 2001.

        The selected income statement data for the years ended December 31, 2003 and 2002 and for the period from inception (November 8, 2001) through December 31, 2001 and the selected balance sheet data as of December 31, 2003, December 31, 2002 and December 31, 2001 are derived from our audited consolidated financial statements included within the Consolidated Financial Statements and Notes presented under Item 8, which have been prepared in accordance with U.S. GAAP and have been audited by Deloitte & Touche, our independent auditors.

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period Ended December 31, 2001(1)
	($ in thousands, except share and per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$2,273,645	$1,108,003	$26,746
Premiums ceded	(365,258)	(89,726)	—
Net premiums earned	1,436,230	536,850	1,884
Net investment income	73,961	71,287	4,763
Net realized gains	22,567	26,070	394
Net losses and loss expenses	734,019	229,265	963
Acquisition costs	229,712	103,703	832
General and administrative expenses	94,589	46,521	2,566
Income tax recovery	678	1,430	—
Net income	532,350	265,119	2,680

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period Ended December 31, 2001(1)
	($ in thousands, except share and per share amounts)
Per Share Data:
Basic earnings per share	$3.69	$1.96	$0.03
Diluted earnings per share	$3.42	$1.91	$0.03
Basic weighted average shares outstanding	144,262,881	135,442,240	105,103,400
Diluted weighted average shares outstanding	155,690,762	138,480,623	105,103,400
Selected Ratios (based on U.S. GAAP income statement data):
Net loss and loss expense ratio(2)	51.1%	42.7%	51.1%
Acquisition cost ratio(3)	16.0	19.3	44.2
General and administrative expense ratio(4)	6.6	8.7	136.2

Combined ratio(5)	73.7%	70.7%	231.5%

	As of December 31, 2003	As of December 31, 2002	As of December 31, 2001
	($ in thousands, except share and per share amounts)
Selected Balance Sheet Data:
Cash and cash equivalents	$605,175	$729,296	$761,670
Investments at fair market value	3,385,576	1,702,990	1,079,686
Total assets	5,172,273	2,948,321	1,877,773
Reserve for losses and loss expenses	992,846	215,934	963
Unearned premiums	1,143,447	555,962	24,862
Total shareholders' equity	2,817,148	1,961,033	1,649,552
Per Share Data (based on U.S. GAAP balance sheet data):
Book value per share(6)	$18.48	$14.19	$12.21

(1)
The financial information for this period reflects our results from November 8, 2001, the date of incorporation of AXIS Specialty, to December 31, 2001.

(2)
The net loss and loss expense ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(3)
The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(4)
The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(5)
The combined ratio is the sum of the net loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

(6)
Book value per share is based on total shareholders' equity divided by basic shares outstanding of 152,474,011 as of December 31, 2003, 138,168,520 as of December 31, 2002 and 135,122,688 as of December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        We underwrite insurance and reinsurance on a global basis. In 2002, our business consisted of two underwriting segments: specialty lines and treaty reinsurance. With effect from January 1, 2003, we added two new segments following our acquisitions of AXIS Reinsurance and AXIS Surplus. Our business now consists of four segments: global insurance (formerly specialty lines), global reinsurance (formerly treaty reinsurance), U.S. insurance and U.S. reinsurance. On July 7, 2003, we completed an initial public offering of 15.4 million newly issued common shares and 9.3 million common shares offered by selling shareholders. Net proceeds to the Company from the offering were $316.0 million and have been credited to shareholders' equity.

        The markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable. Historically, underwriting capacity has been impacted by several factors, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results and the ratings and financial strength of competitors. During 2003, many companies operating in our markets were recovering from a prolonged period of excess underwriting capacity, which generally produced favorable pricing, terms and conditions for the risks we underwrite. We believe that we will benefit from continued underwriting discipline in most lines of business and the ongoing flight to quality in 2004.

        We derive our revenues primarily from the sale of our insurance policies and reinsurance contracts. Insurance and reinsurance premiums are a function of the number and type of contracts we write, as well as prevailing market prices.

        Renewal dates for our business segments depend upon the underlying line of business. For the majority of business in our global insurance and U.S. insurance segments, gross premiums are written throughout the year. An exception to this is the business written in our aviation and aviation war accounts, which is predominantly written in the last quarter of the calendar year. For our global reinsurance segment, a significant portion of our gross premiums is written in the first quarter of the calendar year, with the remainder primarily split between the second and third quarters. For the majority of business written in our U.S. reinsurance segment, gross premiums are written primarily in the first and third quarters of the calendar year.

        Our premium income is supplemented by the income we generate from our investment portfolio. Our investment portfolio consists entirely of fixed income investments that are held as available for sale. Under U.S. GAAP, these investments are carried at fair market value and unrealized gains and losses on the investments are not included in our statement of operations. Rather, these unrealized gains and losses are included on our balance sheet in accumulated other comprehensive gain/(loss) as a separate component of shareholders' equity. Our current investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high-quality, diversified portfolio. The volatility of claims and the interest rate environment can affect the returns we generate on our investment portfolio.

        Our expenses primarily consist of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses are management's best estimate of the ultimate cost of claims incurred during a reporting period. Many aspects of our business have loss experience characterized as low frequency and high severity, which may introduce volatility to our results of operations from period to period. Also, we may have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophic events. The incidence and occurrence of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. Although we attempt to manage our exposure to such events across the organization in a variety of ways, including transfer of risk to other reinsurers, a single catastrophic event could affect multiple geographic zones or the frequency or severity of a catastrophic event could exceed our estimates.

        Acquisition costs relate to the fees, commissions and taxes paid to obtain business. Typically, these are based on a percentage of the premium written and will vary by each line of business that we underwrite. In addition, we include the personnel expenses of our underwriters in acquisition costs.

        General and administrative expenses consist primarily of personnel expenses (except those allocated to acquisition costs) and general operating expenses. With the exception of acquisition costs, we do not allocate general and administrative operating expenses to our segments and instead record these costs at the corporate level.

        Our ultimate objective as an insurance and reinsurance company is to generate superior returns on capital that appropriately reward us for the risks we assume and to grow revenue only when we deem it profitable. To achieve this objective, we must be able to accurately assess the potential losses associated with the risks that we insure and reinsure across the organization, to manage our investment portfolio risk appropriately and to control acquisition costs and infrastructure throughout the organization. Two financial measures that are meaningful in analyzing our performance are return on equity and combined ratio. Our return on equity calculation is based on the level of net income generated from the average of the opening and closing shareholders' equity during the period. The combined ratio is a formula used by insurance and reinsurance companies to relate net premiums earned during a period to incurred losses and loss adjustment expenses and underwriting expenses, including commissions, during a period. A combined ratio above 100 per cent indicates that a company is incurring more in net losses and loss expenses, acquisition costs and general and administrative expenses than it is earning in net premiums. We consider the combined ratio an appropriate indicator of our underwriting performance, particularly given the shorter tail orientation of our overall portfolio of risks. The following table details our key performance indicators:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period Ended December 31, 2001
	($ in thousands, except share and per share amounts)
Gross premiums written	$2,273,645	$1,108,003	$26,746
Net premiums earned	1,436,230	536,850	1,884
Net income	532,350	265,119	2,680
Net loss and loss expense ratio	51.1%	42.7%	51.1%
Acquisition cost ratio	16.0	19.3	44.2
General and administrative expense ratio	6.6	8.7	136.2

Combined ratio	73.7%	70.7%	231.5%

Return on average equity	22.3%	14.7%	Not meaningful

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

        This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes presented under Item 8.

Acquisition History

        On February 28, 2003, we completed the acquisition of Sheffield Insurance Corporation for $34.7 million and subsequently renamed it AXIS Surplus Insurance Company. At the time of purchase, Sheffield Insurance Company was licensed to write insurance in Illinois and Alabama and eligible to write surplus lines insurance in 39 states and the District of Columbia. In addition, we added a team of insurance professionals from Combined Specialty Group, Inc. In the first half of 2003, we acquired the renewal rights to a book of directors' and officers' liability insurance and related lines business written by the Financial Insurance Solutions Group of Kemper in exchange for an agreement to make an override payment. The override payment is based on a percentage of gross written premiums of all FIS accounts that are renewed by the Company. We purchased this company and agreed to acquire these rights as the foundation for commencing our U.S. insurance operations.

Critical Accounting Policies

        There are certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. We believe the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.

        Reserve for losses and loss expenses.    For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the reserve for losses and loss expenses, which we also refer to as loss reserves. Our loss reserves are estimated by management and are reviewed every quarter by our independent actuarial consultants, based on generally accepted actuarial principles. The reserve for unpaid reported losses and loss expenses is established based upon our estimate of the total cost of claims that were reported to us but not yet paid ("case reserves"), the costs of additional case reserves on known events but not yet reported to us and claims reported to us but not considered to be adequately reserved ("ACR"), and the anticipated cost of claims incurred but not reported ("IBNR").

        For reported losses, we establish case reserves within the parameters of the coverage provided in the insurance or reinsurance contracts. In addition, where there is the possibility of a claim on a particular contract, but no formal advice of reserve has been received, ACR's are sometimes established before official reserve notifications but in the same manner as reported claim reserves.

        Our IBNR is estimated by independent actuaries using actuarial methods. Our estimate of IBNR is initially derived using the Bornhuetter-Ferguson method although the initial expected loss ratio and chain ladder ("loss emergence") methods are also utilised for some lines of business. The Bornhuetter-Ferguson method is typically used by companies with limited loss experience. This method takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. We also include in IBNR claims exposures estimated by the claims team, based on identified events, but from which claims have not yet been notified to us ("Specific IBNR").

        For our global insurance and U.S. insurance segments, the assumed ultimate loss and loss expense ratios are based on benchmarks derived from the independent actuary's wider market experience together with our limited historical data. These benchmarks are then adjusted for rating increases and changes in terms and conditions that have been observed in the market and by us. For our global reinsurance segment, the assumed ultimate loss and loss expense ratios are based on contract-by-contract initial expected loss ratios derived during pricing together with benchmarks derived from the independent actuary's wider market experience. For our U.S. reinsurance segment, the assumed ultimate loss and loss expense ratios are based on a review carried out by the independent actuaries of the pricing loss ratios on a contract-by-contract basis together with benchmarks derived from the independent actuary's wider market experience. Under U.S. GAAP, we are not permitted to establish loss reserves with respect to our catastrophe reinsurance until an event that gives rise to a loss occurs. Within our catastrophe line of business, on some contracts that respond to highly visible, major catastrophes, we are not holding any general IBNR (although in certain cases we are holding Specific IBNR where potential exposure has been identified).

        Applying these loss and loss expense ratios to our earned premium derives the estimated baseline ultimate costs of the losses from which we deduct paid losses and reported case reserves to generate our baseline IBNR. The actuarial methodologies used to derive our baseline estimate can not fully allow for all uncertainties within our business. To account for some of these uncertainties, our independent actuaries have performed, in conjunction with management, an analysis of additional factors to be considered when establishing our IBNR. These uncertainties may vary over time, but generally contemplate matters such as the timing and emergence of claims or short term market trends that might alter our otherwise consistent baseline approach. A combination of the baseline estimate of IBNR and the reserves for the additional uncertainties constitutes managements and the actuaries' best estimate of IBNR.

        The following table provides a breakdown of loss and loss expense reserves by segment by type of exposure as of December 31, 2003 and December 31, 2002:

	As of December 31, 2003	As of December 31, 2002
	($ in millions)	($ in millions)
Marine, aviation and aerospace	$148.5	$55.3
Onshore and offshore energy and commercial property	251.5	56.6
Other specialty risks	$81.7	20.6

Total—Global Insurance	$481.7	$132.5

Catastrophe (property and non-property)	$165.6	$44.4
Other	61.7	39.0

Total—Global Reinsurance	$227.3	$83.4

Commercial property	$49.4	—
Professional lines and commercial liability	174.4	—

Total—U.S Insurance	$223.8	$—

Professional lines and commercial liability	$48.7	—
Property, marine and aviation	11.3	—

Total—U.S Reinsurance	$60.0	$—

Total loss and loss expense reserves	$992.8	$215.9

        As of December 31, 2003, the reserve for IBNR accounted for $813.0 million, or 82%, of our total loss reserves. The reserve for IBNR losses accounted for $155.0 million, or 72%, of our total loss reserves at December 31, 2002.

        As of December 31, 2003, a 5% change in the reserve for IBNR losses would equate to a $40.6 million change in loss reserves, which change would represent 7.6% of net income and 1.4% of shareholders' equity. A 5% change in the reserve for IBNR losses would equate to a $7.8 million change in loss reserves, which change would represent 2.9% of net income and 0.4% of shareholders' equity as of December 31, 2002.

        The methodology of estimating loss reserves is reviewed each quarter to evaluate whether the assumptions made continue to be appropriate. Any adjustments that result from this review are recorded in the quarter in which they are identified.

        Our reserving practices and the establishment of any particular reserve reflect management's judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against us. No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.

        In assessing the adequacy of these reserves it must be noted that the actual final costs of settling claims outstanding is uncertain as it depends upon future events. There is necessarily a range of possible outcomes and the eventual outcome will almost certainly differ from the projections currently made. This uncertainty is heightened by the short time in which we have operated, thereby providing limited claims loss emergence patterns specifically for the Company. This has necessitated the use of benchmarks in deriving IBNR which, despite management's and the independent actuary's care in selecting them, could differ materially from actual experience.

        Premiums.    Our revenue is generated primarily by gross premiums written from our underwriting operations. The basis for the amount of gross premiums recognized varies by the type of contract we write.

        For the majority of our insurance business, we receive a flat premium which is identified in the policy and which is recorded as unearned premium on the inception date of the contract. This premium will only adjust if the underlying insured values adjust. We actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable.

        We also write business on a line slip basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Statement of Financial Accounting Standard No. 60 "Accounting and Reporting By Insurance Enterprises" requires that if the ultimate premium is reasonably estimable, the estimated ultimate premium should be recognized as revenue over the period of the contract. Although a premium estimate is not contractually stated for business written on a line slip basis, we believe that the premium is reasonably estimable because we receive an initial estimate of the expected premium written from the client via the broker. This estimate has been derived by reference to one or more of the following: the historical premium volume experienced by the line slip; historical premium volume of similar line slips; and industry information on the underlying business. We may, if we believe appropriate, adjust the initial estimates provided by the broker to reflect management's best judgments and expectations. This is most likely where the underwriter believes that the estimate is not prudent. Under these circumstances, we will generally recognize as revenue a lower than advised premium written estimate. We actively monitor the development of actual reported premium to the estimates made; where actual reported premium deviates from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premium in the period in which the determination was made. During the years ended December 31, 2003 and December 31, 2002, line slip premiums accounted for 7% and 6%, respectively, of total gross premiums written.

        For our reinsurance business, we write contracts on both an excess of loss basis and a proportional basis. For excess of loss contracts, the amount of premium is usually contractually documented at inception and no management judgment is necessary. For most such contracts, a deposit premium is generally contractually specified and is payable during the contract period. After the contract has expired, a premium adjustment is calculated, which is based on the underlying exposure of the ceded business. We record the deposit premium at the inception of the contract and record adjustments in the periods in which they are reasonably determinable.

        For business written under a proportional contract, similar to our line slip business, we are able to reasonably estimate the premium written by reference to an initial estimate of expected ceded premium received from our clients. In most cases, the treaties are not new and the client can use historical experience to estimate the amount of premium. We may adjust the initial estimate of premium, and any adjustment is usually a result of the underwriter's prior experience with a client. We actively monitor the development of actual premium data and, if an adjustment in the premium estimate is warranted, it will be recorded in the period during which the adjustment is determined. During the year ended December 31, 2003 and December 31, 2002, proportional premiums accounted for 7% and 8%, respectively, of total gross premiums written.

        Our premiums are earned over the period during which we are exposed to the insured or reinsured risk. Generally, this period equates to the contract period, except for contracts written on a line slip or proportional basis. For line slip and proportional business, the earning period is generally twice the contract period due to the fact that some of the underlying exposures may attach towards the end of our contracts, and such underlying exposures generally have a one year coverage period.

        Derivative Contracts.    We underwrite certain contracts that have been determined to meet the definition of a derivative under FAS 133, and are therefore recorded at their fair value. The fair values of these contracts are modeled on prevailing market conditions and on the terms and the structure of the contract. When data is not readily available from the market, we seek to use data from independent counterparties. These processes can be highly subjective. The change resulting from a movement in fair value of such contracts is included in the statement of operations and comprehensive income in other insurance related income. Given the underlying nature of these contracts there will be volatility in the fair value change of such contracts.

Results of Operations

Years ended December 31, 2003 and 2002

        Premiums.    In the year ended December 31, 2003, gross premiums written were $2.3 billion compared with $1.1 billion for the year ended December 31, 2002, an increase of $1.2 billion. Of this increase, 71.2% was generated by our U.S. insurance and reinsurance segments, which began underwriting business at the start of our 2003 calendar year and produced gross premiums written of $625.9 million and $204.1 million, respectively. In addition, we experienced an increase in gross premiums written of $186.9 million from our global insurance segment and $148.7 million from our global reinsurance segment. We expect the mix of business within and between our segments to change over time based on market conditions and our view of the long term profit potential of individual lines of business.

        Premiums ceded for the year ended December 31, 2003 were $365.3 million compared with $89.7 million for the year ended December 31, 2002, an increase of $275.6 million. We purchase reinsurance to reduce our exposure to risk of loss on some lines of business written primarily within our global insurance and U.S. insurance segments. The increase in ceded premiums was primarily generated by our U.S. insurance segment.

        Net premiums earned for the year ended December 31, 2003 were $1.4 billion compared with $536.9 million for the year ended December 31, 2002, an increase of $899.4 million. This increase was caused by two factors. Firstly, we increased the volume of premiums written during the year ended December 31, 2003 over 2002. Secondly, as the year ended December 31, 2002 was our first full underwriting year, premiums were earned only on contracts written following the commencement of operations in November of 2001 through the end of December 2002. For the year ended December 31, 2003, we earned premiums on contracts written in both 2003 and 2002.

        Net Investment Income and Net Realized Gains (Losses).    Net investment income, including realized gains, for the year ended December 31, 2003 was $96.5 million compared with $97.4 million for the year ended December 31, 2002, a decrease of $0.9 million.

        Net Investment Income. Net investment income for the year ended December 31, 2003 was $74.0 million compared with $71.3 million for the year ended December 31, 2002, an increase of $2.7 million. This was primarily due to higher investment balances partially offset by lower interest rates and an increase in the amortization expense on our mortgage-backed securities portfolio. Net investment income consisted primarily of interest on fixed income securities that was partially offset by investment management, accounting and custody fees of $5.8 million for the year ended December 31, 2003 compared with $3.7 million for the year ended December 31, 2002. The higher fees were a result of an increase in our assets managed by third party portfolio managers.

        The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) for the year ended December 31, 2003 was 2.6% compared with 4.0% for the year ended December 31, 2002. The reduction in the effective yield was primarily due to lower U.S. interest rates and a larger allocation to shorter duration investments during part of the year.

        Net Realized Gains. Net realized gains for the year ended December 31, 2003 were $22.6 million compared with $26.1 million for the year ended December 31, 2002, a decrease of $3.5 million. We invest our portfolios to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios. As a result, there can be significant changes in the levels of our net realized gains (losses) from year to year.

        With effect from July 1, 2003, we adopted FAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". As a result, some of our mortgage-backed securities are required to be classified as derivatives and the unrealized gains (losses) associated with these securities that were previously recorded in accumulated other comprehensive income are now recorded in net realized gains (losses). At December 31, 2003, there were no mortgage-backed securities classified as derivatives held in the investment portfolio. For the year ended December 31, 2003, included within net realized gains are $5.0 million in realized losses, and no unrealized gains or losses relating to these securities.

        The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the year ended December 31, 2003 was 3.5% compared with 7.5% for the year ended December 31, 2002. The total return for an investment portfolio consists of price and income return. Our total return was lower in 2003 due to a combination of lower absolute yields achieved resulting in lower income return and a lower price return achieved due to the volatile interest rate environment in 2003.

        Other Insurance Related Income (Loss).    Other insurance related income for the year ended December 31, 2003 was $25.0 million compared with a loss of $0.6 million for the year ended December 31, 2002, an increase of $25.6 million. This income related to the movement in the fair value of our insurance and reinsurance contracts that meet the definition of a derivative. We did not record any other insurance related income in the year ended December 31, 2002.

        Net Losses and Loss Expenses.    Net losses and loss expenses for the year ended December 31, 2003 were $734.0 million compared to $229.3 million for the year ended December 31, 2002, an increase of $504.7 million. This increase was a result of the increase in the volume of net premiums earned and a change in the mix of business with the launch of our U.S. operations. The net loss and loss expense ratio for the year ended December 31, 2003 was 51.1% compared to 42.7% for the year ended December 31, 2002.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2003 were $229.7 million compared to $103.7 million for the year ended December 31, 2002, an increase of $126.0 million. This increase was a result of the increase in the volume of net premiums earned. The acquisition cost ratio for the year ended December 31, 2003 was 16.0% compared to 19.3% for the year ended December 31, 2002. This decrease resulted primarily from the effects of a change in business mix; our U.S. insurance segment, which began underwriting in 2003, has a lower acquisition cost ratio than our other segments due to the receipt of ceding commissions on some ceded contracts that are recorded as an offset to acquisition costs.

        We also allocate the personnel expenses of our underwriters to acquisition costs. Included within the acquisition cost ratio was 3.1% for the year ended December 31, 2003 and 2.3% for the year ended December 31, 2002 relating to the allocation of personnel expenses of our underwriters.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2003 were $94.6 million, compared to $46.5 million for the year ended December 31, 2002, an increase of $48.1 million. This increase was primarily driven by the addition of operations and employees in the U.S. and Europe. The general and administrative expense ratio for the year ended December 31, 2003 was 6.6% compared to 8.7% for the year ended December 31, 2002. The reduction in the ratio was caused by an increase in the volume of net premiums earned.

        Foreign Exchange Gains.    Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the year ended December 31, 2003, we experienced a gain of $32.2 million compared to a gain of $9.6 million for the year ended December 31, 2002, an increase of $22.6 million. This increase was principally made on asset balances denominated in Euros and Sterling. The Euro and Sterling appreciated by 20.2% and 10.9%, respectively, against the U.S. dollar from January 1, 2003 to December 31, 2003.

        Income Tax Recovery.    The income tax recovery for the year ended December 31, 2003 was $0.7 million and for the year ended December 31, 2002 was $1.4 million.

        Net Income.    Net income for the year ended December 31, 2003 was $532.3 million compared to $265.1 million, an increase of $267.2 million. Net income for the year ended December 31, 2003 consisted of net underwriting income of $402.9 million, net investment income and net realized gains of $96.5 million, foreign exchange gains of $32.2 million and tax recovery of $0.7 million. Net income for the year ended December 31, 2002 consisted of net underwriting income of $156.7 million, net investment income and net realized gains of $97.4 million, foreign exchange gains of $9.6 million and an overall tax benefit of $1.4 million.

        Comprehensive Income.    Comprehensive income for the year ended December 31, 2003 was $532.3 million compared to $291.1 million for the year ended December 31, 2002, an increase of $241.2 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the year ended December 31, 2003, we experienced a negligible net decrease in the unrealized position in our investment portfolio compared to an increase of $25.9 million during the year ended December 31, 2002.

Period ended December 31, 2001

        We commenced operations as AXIS Specialty on November 20, 2001. During the period ended December 31, 2001, we wrote $26.7 million of gross premiums, which was primarily derived from the aviation and aviation war lines of business within our global insurance segment. Due to the short duration of the period, gross and net premiums earned were $1.9 million. Net investment income was $4.8 million for the period and net realized gains were $0.4 million.

        Net losses and loss expenses were $1.0 million, and acquisition costs were $0.8 million. General and administrative expenses were $2.6 million for the period ended December 31, 2001, which includes start up costs of $1.1 million. Net income for the period ended December 31, 2001 was $2.7 million, and comprehensive income was $2.2 million.

Underwriting Results by Segment

        Our business consists of four underwriting segments: global insurance (formerly specialty lines), global reinsurance (formerly treaty reinsurance), U.S. insurance and U.S. reinsurance.

        We evaluate the performance of each underwriting segment based on underwriting results. Other items of revenue and expenditure are not evaluated at the segment level. In addition, management does not allocate its assets by segment as it considers the underwriting results of each segment separately from the results of its investment portfolio. See Item 8, Note 3 to the Consolidated Financial Statements.

Global Insurance

        Our global insurance segment principally consists of specialty lines business sourced outside of the U.S. but covering exposures throughout the world. In this segment, we offer clients tailored solutions in order to respond to their distinctive risk characteristics. Since most of the lines in this segment are for physical damage and related perils and not for liability coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business, which facilitates our reserving process for this segment.

  Year ended December 31, 2003 and December 31, 2002

        The following table summarizes the underwriting results and ratios for the years ended December 31, 2003 and December 31, 2002:

	Year ended December 31, 2003	Year ended December 31, 2002	Change
	($ in thousands)	($ in thousands)	($ in thousands)
Revenues:
Gross premiums written	$980,661	$793,759	$186,902
Net premiums written	939,909	704,033	235,876
Net premiums earned	763,339	314,613	448,726
Other insurance related income	24,467	(639)	25,106
Expenses:
Net losses and loss expenses	387,953	137,848	250,105
Acquisition costs	115,359	56,683	58,676

Underwriting profit (loss) (before general and administrative expenses)	284,494	119,443	165,051

Ratios:
Net loss and loss expense ratio	50.8%	43.8%	7.0%
Acquisition cost ratio	15.1%	18.0%	(2.9%)

        Premiums.    In the year ended December 31, 2003, gross premiums written were $980.7 million compared to $793.8 million for the year ended December 31, 2002, an increase of $186.9 million. The table below shows gross premiums written by line of business:

	Year ended December 31, 2003	Year ended December 31, 2002
	($ in thousands)	($ in thousands)
Marine	$81,362	$50,551
Onshore and Offshore Energy	219,386	168,432
Aviation and Aerospace	178,442	114,708
Commercial Property	124,135	104,927
Specialty Risks	377,336	355,141

Total	$980,661	$793,759

        During the year ended December 31, 2003, gross premiums written increased in all lines of business. These increases were partially the result of the addition of underwriting staff in the second quarter of 2002, which enabled us to improve our market penetration at key renewal dates in 2003. In addition, the continuing flight to quality led to improved market penetration.

        Our marine book generated an increase in gross premiums written of $30.8 million. This was primarily derived from the marine liability business where we experienced an increase in the number of contracts and improvements in rates. Gross premiums written in our onshore and offshore energy book increased by $51.0 million. This was partially generated by the expiration of multi-year deals with other carriers, which allowed us to participate on new contracts in 2003. Our aviation and aerospace book experienced an increase in gross premiums written of $63.7 million. This was generated from our core aviation risks, which include hull and liability risks for passenger and cargo airlines and privately owned aircraft, and two large product liability accounts. Rating within the airline market stabilized at a good level in the last quarter of 2003 driven by a withdrawal of capacity from the market. Gross premium written within our property line of business increased by $19.2 million partially due to greater penetration, which resulted in the addition of several new property accounts. Our specialty risks book generated an increase of $22.2 million in gross premiums written primarily due to an increase in the level of political risk business following a rise in the level of direct foreign investment and an increase in the level of aviation war business due to greater penetration on our aviation hull and liability books. This increase offset the reduction in our terrorism book caused by the effects of TRIA and heightened competition for the business outside of TRIA.

        Premiums ceded for the year ended December 31, 2003 were $40.8 million compared to $89.7 million for the year ended December 31, 2002, a decrease of $48.9 million. The decrease was due to timing, with a significant reinsurance policy that incepted in the third quarter of 2002 having a sixteen month coverage period and, therefore, potentially renewing in the first quarter of 2004.

        The following table shows the derivation of net premiums earned for the years ended December 31, 2003 and December 31, 2002:

	Year ended December 31, 2003	Year ended December 31, 2002
	($ in thousands)	($ in thousands)
Gross premiums earned	$832,023	$354,667
Ceded premiums amortized	(68,684)	(40,054)

Net premiums earned	$763,339	$314,613

        Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premium has increased in 2003 as premiums written throughout 2002 continue to be earned in 2003.

        Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2003 as premiums ceded in 2002 continue to be amortized in 2003.

        Other Insurance Related Income (Loss).    Other insurance related income was $24.5 million compared to a loss of $(0.6) million for the year ended December 31, 2002, an increase of $25.1 million. Other insurance related income (loss) related to the movement in the fair value of our insurance contracts that meet the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default. During the year ended December 31, 2003, other insurance related income resulted from an improvement in some of the insured sovereigns' credit ratings.

        Net Losses and Loss Expenses.    Net losses and loss expenses were $388.0 million for the year ended December 31, 2003 compared to $137.8 million for the year ended December 31, 2002, an increase of $250.2 million. The following table shows the breakdown of net losses and loss expenses incurred:

	Year ended December 31, 2003	Year ended December 31, 2002
	($ in thousands)	($ in thousands)
Losses paid	$50,530	$8,398
Change in reported case reserves	75,032	38,143
Change in IBNR	272,165	93,010
Reinsurance recoveries	(9,774)	(1,703)

Net losses and loss expenses	$387,953	$137,848

        The net loss and loss expense ratio for the year ended December 31, 2003 was 50.8% compared to 43.8% for the year ended December 31, 2002. During the year ended December 31, 2003, we experienced positive development on our 2002 underwriting year of $27.7 million, which effected a reduction in the net loss ratio of 3.6%. This reduction was primarily generated by our marine, aviation war, energy and property lines of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the year ended December 31, 2003, the lack of reported claims on our marine, aviation war, energy and property lines of business produced a favorable impact on our experience to date, which caused a reduction in the ultimate losses for these lines of business. A comparison of the net loss ratios for the year ended December 31, 2003 and December 31, 2002 is distorted by the significant change in the mix of business written within our global insurance segment. In addition, our loss experience benefited from the lack of major catastrophes during the years ended December 31, 2003 and December 31, 2002.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2003 were $115.4 million compared to $56.7 million for the year ended December 31, 2002, an increase of $58.7 million. The acquisition cost ratio for the year ended December 31, 2003 was 15.1% compared with 18.0% for the year ended December 31, 2002. The reduction in the acquisition cost ratio was due to a change in the mix of the business written within our global insurance book. Included within our acquisition costs are allocated personnel expenses for underwriters, which were 2.1% for the year ended December 31, 2003 and 1.9% for the year ended December 31, 2002.

  Period ended December 31, 2001

        During the period ended December 31, 2001, we wrote $24.5 million of gross premiums. Due to the short duration of the period, net premiums earned were $1.7 million for the period. Net losses and loss expenses were $0.9 million, and acquisition costs were $0.3 million.

Global Reinsurance

        Our global reinsurance segment principally consists of treaty reinsurance business sourced outside of the U.S. but covering exposures throughout the world and provides severity-driven products, primarily for catastrophic risks. This business is short tail in nature, which typically allows us to determine the ultimate loss experience within a relatively short period of time after a contract has expired. Our contracts can be written on either an excess of loss basis or a pro-rata basis, also known as proportional.

  Year ended December 31, 2003 and 2002

        The following table summarizes the underwriting results and ratios for the years ended December 31, 2003 and December 31, 2002:

	Year ended December 31, 2003	Year ended December 31, 2002	Change
	($ in thousands)	($ in thousands)	($ in thousands)
Revenues:
Gross premiums written	$462,938	$314,244	$148,694
Net premiums written	453,568	314,244	139,324
Net premiums earned	418,235	222,237	271,144
Other insurance related income	552	—	552
Expenses:
Net losses and loss expenses	174,391	91,417	82,974
Acquisition costs	71,090	47,020	24,071

Underwriting profit (loss) (before general and administrative expenses)	173,306	83,800	89,506

Ratios:
Net loss and loss expense ratio	41.7%	41.1%	0.6%
Acquisition cost ratio	17.0%	21.2%	(4.2%)

        Premiums.    In the year ended December 31, 2003, gross premiums written were $462.9 million compared to $314.2 million for the year ended December 31, 2002, an increase of $148.7 million. The table below shows gross premiums written by line of business:

	Year ended December 31, 2003	Year ended December 31, 2002
	($ in thousands)	($ in thousands)
Catastrophe	$339,137	$230,741
Property Pro Rata	61,003	53,916
Property Per Risk	50,681	16,721
Other	12,117	12,866

Total	$462,938	$314,244

        During the year ended December 31, 2003, the increase in gross premiums written was primarily a result of better penetration of our existing client base and the addition of new customer relationships. We diversified our catastrophe book of business by substantially increasing our underwriting of other catastrophe related products, such as excess workers' compensation, life and health covers. In addition, we diversified our property mix of business by taking selected positions on property per risk treaties. During 2004, we expect to increase the volume of gross premiums written in Europe following the establishment of a European reinsurance operation.

        Premiums ceded for the year ended December 31, 2003 were $9.4 million. Prior to 2003, we had not purchased reinsurance for this segment. Due to the increase in our catastrophe exposures, we have bought some coverages aimed at providing reinsurance protection in the event of a large industry loss.

        The following table shows the derivation of net premiums earned for the years ended December 31, 2003 and December 31, 2002:

	Year ended December 31, 2003	Year ended December 31, 2002
	($ in thousands)	($ in thousands)
Gross premiums earned	$426,252	$147,091
Ceded premiums amortized	(8,017)	—

Net premiums earned	$418,235	$147,091

        Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums has increased in 2003 as premiums written throughout 2002 continue to be earned in 2003.

        Ceded premiums are amortized over the contract term.

        Other Insurance Related Income.    Other insurance related income of $0.6 million related to the movement in the fair value of a reinsurance contract that meets the definition of a derivative. We did not record any other insurance related income in the year ended December 31, 2002.

        Net Losses and Loss Expenses.    Net losses and loss expenses were $174.4 million for the year ended December 31, 2003 compared to $91.4 million for the year ended December 31, 2002, an increase of $83.0 million. The following table shows the breakdown of net losses and loss expenses incurred:

	Year ended December 31, 2003	Year ended December 31, 2002
	($ in thousands)	($ in thousands)
Losses paid	$32,308	$8,560
Change in reported case reserves	16,437	21,852
Change in IBNR	125,646	61,005
Reinsurance recoveries	—	—

Net losses and loss expenses	$174,391	$91,417

        The net loss and loss expense ratio for the year ended December 31, 2003 was 41.7% compared to 41.1% for the year ended December 31, 2002. We incurred claims from several catastrophe events during the year, most notably from the California fires in October and from tornadoes that affected Oklahoma in May. During the year ended December 31, 2003, we experienced positive development of $28.1 million on our 2002 underwriting year, which generated a 6.7% reduction in the net loss ratio. This reduction was primarily experienced in our catastrophe and other books of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the year ended December 31, 2003, the lack of reported claims produced a favorable impact on our experience to date, which caused a reduction in the ultimate losses for these lines of business. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile. During the year ended December 31, 2003 and December 31, 2002, our loss experience benefited from the lack of major catastrophes.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2003 were $71.1 million compared to $47.0 million for the year ended December 31, 2002, an increase of $24.1 million. The acquisition cost ratio for the year ended December 31, 2003 was 17.0% compared with 21.2% for the year ended December 31, 2002. This decrease was primarily due to a change in the mix of business, with a lower proportion of property pro rata business written and a reduction in the level of allocated personnel expenses. Included within the ratio was 1.3% relating to allocated personnel expenses for underwriters for the year ended December 31, 2003 compared to 2.9% for the year ended December 31, 2002. The reduction in the ratio was caused by an increase in the volume of net premiums earned.

  Period ended December 31, 2001

        During the period ended December 31, 2001, we wrote $2.3 million of gross premiums in our global reinsurance segment. Due to the short duration of the period, net premiums earned were $0.2 million, net losses and loss expenses were $0.1 million and acquisition costs were $0.5 million

U.S. Insurance

  Year ended December 31, 2003

        Our U.S. insurance segment principally consists of specialty lines business sourced in the U.S. and includes the following risk classifications: commercial property, commercial liability and professional lines. There are no comparative results for the period ended December 31, 2002 as we began writing business in this segment in 2003.

        The following table summarizes the underwriting results and ratios for the year ended December 31, 2003:

Year ended December 31, 2003
($ in thousands)
Revenues:
Gross premiums written	$625,898
Net premiums written	314,100
Net premiums earned	168,252
Expenses:
Net losses and loss expenses	108,497
Acquisition costs	21,130

Underwriting profit (loss) (before general and administrative expenses)	38,625
Ratios:
Net loss and loss expense ratio	64.5%
Acquisition cost ratio	12.6%

        Premiums.    For the year ended December 31, 2003, gross premiums written were $625.9 million. The table below shows gross premiums written by line of business:

Year ended December 31, 2003
($ in thousands)
Commercial Property	$225,508
Commercial Liability	157,808
Professional Lines	242,582

Total	$625,898

        Total gross premiums written for the year ended December 31, 2003 were derived 36% from commercial property insurance, 25.2% from commercial liability insurance and 38.8% from professional lines insurance. Following the acquisition of renewal rights in February 2003, there was a cancel/rewrite process for our professional lines book, which increased our gross premium written for this line by approximately $65.2 million. Without the cancel/rewrite process that increased the level of gross premiums written, the distribution of premium written amongst the three lines of business was more even.

        Our commercial property book provides coverage for physical damage and business interruption primarily with respect to commercial properties. Our commercial liability book targets casualty risks in the U.S. excess and surplus lines market. Our professional lines book includes the business we obtained through the acquisition of renewal rights in February 2003. The majority of the professional lines gross premiums written have been derived from directors' and officers' liability coverage.

        Premiums ceded for the year ended December 31, 2003 were $311.8 million. Our U.S. insurance segment purchases significant proportional and excess of loss reinsurance on both a treaty and facultative basis. These reinsurance arrangements are generally designed to reduce the volatility in our severity driven classes of business.

        The following table shows the derivation of net premiums earned:

Year ended December 31, 2003
($ in thousands)
Gross premiums earned	$354,649
Ceded premiums amortized	(186,397)

Net premiums earned	$168,252

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

        Net Losses and Loss Expenses.    Net losses and loss expenses were $108.5 million for the year ended December 31, 2003. The following table shows the breakdown of net losses and loss expenses incurred:

Year ended December 31, 2003
($ in thousands)
Losses paid	$13,281
Change in reported case reserves	10,675
Change in IBNR	192,815
Reinsurance recoveries	(108,274)

Net losses and loss expenses	$108,497

        The net loss and loss expense ratio for the year ended December 31, 2003 was 64.5%. This segment purchases significant reinsurance coverage, therefore, we have recorded reinsurance recoveries in our incurred but not reported loss reserves. This resulted in a significant level of reinsurance recoveries within net loss and loss expenses. During the year ended December 31, 2003, our loss experience on our property book benefited from the lack of major catastrophes.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2003 were $21.1 million. The acquisition cost ratio for the year ended December 31, 2003 was 12.6%. Override commissions received on ceded premiums offset other acquisition costs. During the year ended December 31, 2003, override commission were $50.0 million, which had a positive impact on the acquisition cost ratio of 29.6%. Included within the acquisition cost ratio was 11.0% relating to allocated personnel expenses for underwriters for the year ended December 31, 2003.

U.S. Reinsurance

        Our U.S. reinsurance segment principally consists of reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties we write in our U.S. reinsurance segment include: professional lines, liability, property, marine and aviation. Our contracts are written on either an excess of loss basis or a proportional basis. There are no comparative results for the period ended December 31, 2002 as we began writing business in this segment in 2003.

  Year Ended December 31, 2003

        The following table summarizes the underwriting results and ratios for the year ended December 31, 2003:

Year ended December 31, 2003
Revenues:
Gross premiums written	$204,148
Net premiums written	200,811
Net premiums earned	86,404
Expenses:
Net losses and loss expenses	63,178
Acquisition costs	22,133

Underwriting profit (loss) (before general and administrative expenses)	1,093
Ratios:
Net loss and loss expense ratio	73.1%
Acquisition cost ratio	25.6%

        Premiums.    In the year ended December 31, 2003, gross and net premiums written were $204.1 million. The table below shows gross premiums written by line of business:

Year ended December 31, 2003
($ in thousands)
Professional Lines	$132,148
Liability	46,035
Property	19,535
Marine & Aviation	6,430

Total	$204,148

        Of the total gross premiums written for the year ended December 31, 2003, approximately 65% was derived from professional lines reinsurance. Professional lines reinsurance provides reinsurance coverage for directors and officers, employment practices liability, medical malpractice and miscellaneous errors and omissions exposures located primarily in the United States.

        Premiums ceded for the year ended December 31, 2003 were $3.3 million related to our professional lines business.

        The following table shows the derivation of net premiums earned:

Year ended December 31, 2003
($ in thousands)
Gross premiums earned	$88,091
Ceded premiums amortized	(1,687)

Net premiums earned	$86,404

        Net premiums are earned over the period of the insured risk. A large portion of premiums are written on a risk-attaching basis; for this business the earning period is twice the underlying contract period. Consequently, we expect the level of net earned premiums to increase over time.

        Net Losses and Loss Expenses.    Net losses and loss expenses were $63.2 million for the year ended December 31, 2003. The following table shows the breakdown of net losses and loss expenses incurred:

Year ended December 31, 2003
($ in thousands)
Losses paid	$4,338
Change in reported case reserves	3,520
Change in IBNR	56,481
Reinsurance recoveries	(1,161)

$63,178

        The net loss and loss expense ratio for the year ended December 31, 2003 was 73.1%.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2003 were $22.1 million. The acquisition cost ratio for the year ended December 31, 2003 was 25.6%. Included within the ratio was 4.3% relating to allocated personnel expenses for underwriters for the year ended December 31, 2003. We expect the percentage of allocated personnel expenses for underwriters to reduce as the level of net premiums earned increase.

Financial Condition and Liquidity

        We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At December 31, 2003, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch in Switzerland and a branch and representative office in the United Kingdom. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends is limited by the applicable laws and regulations of Bermuda, the United States and Ireland, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

        Additionally, we are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our common shares and make other payments. Under the Companies Act, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment, be able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. In addition, pursuant to the terms of our Credit Agreement, we cannot pay cash dividends to our shareholders in excess of $150 million in the aggregate during a 12-month period.

        At December 31, 2003, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $727.4 million.

Financial Condition

        At December 31, 2003, total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades were $4.0 billion, compared to $2.4 billion at December 31, 2002. Approximately $316.0 million of the increase was due to the net proceeds received from our initial public offering in July 2003. Our investment portfolio consisted entirely of fixed income securities at December 31, 2003 and was managed by several external investment management firms. At December 31, 2003, all of these fixed income securities were investment grade, with 81.7% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AA+ based on ratings assigned by Standard & Poor's. The net receivable for investments purchased at December 31, 2003 was $3.4 million compared to a net payable of $86.4 million at December 31, 2002. Net receivables/payables are a result of timing differences as investments are accounted for on a trade date basis.

        At December 31, 2003, we had $660.5 million of insurance and reinsurance premium balances receivable compared to $337.7 million at December 31, 2002. This increase was due to the level of premium writings during the year ended December 31, 2003. At December 31, 2003, we had prepaid reinsurance of $165.0 million and $124.9 million of reinsurance recoverables under these contracts. These balances increased since December 31, 2002 by $115.3 million and $123.2 million, respectively, primarily as a result of the commencement of our U.S. insurance operation.

        At December 31, 2003, we had $992.8 million of reserves for loss and loss expenses compared to $215.9 million at December 31, 2002, an increase of $776.9 million. Of this balance, $813.0 million, or 81.9%, was incurred but not reported reserves. This increase was primarily due to the increased level of earned premiums and the normal variability in claim settlements.

        At December 31, 2003, our shareholders' equity was $2,817.1 million compared to $1,961.0 million at December 31, 2002, an increase of 43.7%. This increase was primarily due to net income of $532.3 million for the year ended December 31, 2003, net proceeds of $316.0 million from our initial public offering and an increase of $0.3 million in the unrealized appreciation on our investment portfolio.

Liquidity

        In the year ended December 31, 2003, we generated a net operating cash inflow of $1.3 billion, primarily relating to premiums received and investment income. During the same period, we paid losses of $100.5 million. We invested a net cash amount of $1.8 billion during the period, and at December 31, 2003 had a cash balance of $605.2 million. For the year ended December 31, 2003, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements.

        In the year ended December 31, 2002, we generated a net operating cash inflow of $660.6 million, primarily relating to premiums received and investment income. During the same period, we invested a net cash amount of $702.9 million, and at December 31, 2002 had a cash balance of $729.3 million. For the year ended December 31, 2003, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements.

        On an ongoing basis, our sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, reinsurance, acquisition costs and general and administrative expenses and to purchase new investments.

        Our cash flows from operations generally represent the difference between: (1) premiums collected and investment earnings realized; and (2) losses and loss expenses paid, reinsurance purchased, underwriting and other expenses paid and investment losses realized. Cash flows from operations may differ substantially, however, from net income. To date, we have invested all cash flows not required for operating purposes. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

        During 2003, we declared two quarterly dividends of $0.07 per common share. The dividends were payable on October 14, 2003 and January 14, 2004.

Capital Resources

        On March 27, 2003, the Company renewed its existing credit facility by entering into a $550 million revolving credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as Administrative Agent and Lender. Under the terms of the Credit Agreement, up to $550 million may be used by AXIS Capital, AXIS Specialty, AXIS Reinsurance, AXIS Insurance and AXIS Surplus to issue letters of credit and up to $100 million may be used by AXIS Capital and AXIS Specialty for general corporate purposes, with total borrowings not to exceed $550 million. At December 31, 2003, the Company had letters of credit of $127.3 million outstanding (December 31, 2002: $10.0 million). The Credit Agreement contains various loan covenants with which the Company must comply, including limitations on the incurrence of future indebtedness and requirements that the Company maintain a minimum level of consolidated shareholders' equity of approximately $1.4 billion and a debt to total capitalization ratio not greater than 0.35:1.00. There was no debt outstanding under the Credit Agreement at December 31, 2003 or December 31, 2002. The Company was in compliance with all covenants at December 31, 2003.

Commitments

        We did not make any significant capital expenditures during the year ended December 31, 2003. We currently expect capital expenditures for 2004 to be less than $50 million.

        The following table provides an analysis of our contractual obligations at December 31, 2003:

		Payment due by period Expressed in thousands of U.S. dollars
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$21,888	$4,036	$5,704	$4,277	$7,871

ITEM 7A Quantitative and Qualitative Disclosure about Market Risk

        We are exposed to potential loss on our investment portfolio from various market risks, including changes in interest rates and foreign currency exchange rates, and from credit risk. Our investment portfolio consists of fixed income securities denominated in both U.S. and foreign currencies. External investment professionals manage our portfolio under the direction of our management in accordance with detailed investment guidelines provided by us. Our guidelines do not currently permit the use of derivatives other than foreign currency forward contracts. During the first half of 2002, however, we did utilize derivatives, as was permitted under guidelines in effect at the time. In the future, we may change our guidelines to permit the use of derivatives. We do not enter into risk sensitive instruments for trading purposes.

        Interest Rate Risk.    Fluctuations in interest rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

        Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. Management periodically revises our investment benchmarks based on business and economic conditions, including the average duration of our potential liabilities. At December 31, 2003, our invested assets (assets under management by third party investment managers) had an approximate duration of 3.0 years.

        At December 31, 2003, we held $1,012.9 million at fair market value, or 28.2% of our total invested assets, in mortgage-backed securities compared to $734.6 million, or 32.9%, at December 31, 2002. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

        We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at December 31, 2003. The modeling of this effect was performed on each security individually using the security's effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by Third Party Investment Managers

	Interest Rate Shift in Basis Points (Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100	+200
Total Market Value	$3,724,359	$3,673,231	$3,620,208	$3,564,839	$3,507,763	$3,391,992
Market Value Change from Base	2.9%	1.5%	0.0%	(1.5)%	(3.1)%	(6.3)%
Change in Unrealized Value	$104,151	$53,023	$0	$(55,369)	$(112,445)	$(228,216)

        Foreign Currency Risk.    Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies. Therefore, we may attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in such currencies. Furthermore, we may use foreign currency forward contracts in an effort to hedge against movements in the value of foreign currencies relative to the U.S. dollar and to gain exposure to interest rate differentials between differing market rates. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations and comprehensive income. At December 31, 2003, the net contractual amount of foreign currency forward contracts was $3.8 million with a negligible fair market value. At December 31, 2002, the net contractual amount of foreign currency forward contracts was $0.4 million with a negligible fair market value.

        At December 31, 2003, we had receivable balances of $660.5 million compared to $327.6 million at December 31, 2002. Of this balance, 95.1% was denominated in U.S. dollars. Of the remaining balance, 1.8% was denominated in Euro and 1.0% in Sterling. A 5% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $1.0 million, compared to $2.8 million at December 31, 2002.

        Credit Risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At December 31, 2003, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities. In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

        Value-at-Risk.    Our management uses Value-at-Risk ("VaR") as one of its tools to measure potential losses in fair market values of our investment portfolio. The VaR calculation is calculated by a third party provider and reviewed by management. VaR uses a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our investment portfolio at December 31, 2003 was approximately $174.1 million compared to $70.9 million at December 31, 2002, which represents the potential loss in fair market value of our investment portfolio over a one year time horizon within a 95% confidence level. This increase was primarily due to the higher overall investment balances. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results or financial position.

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

Cautionary Note Regarding Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may," "will," "should," "could," "anticipate,"

"estimate," "expect," "plan," "believe," "predict," "potential" and "intend." Forward-looking statements contained in this report include information regarding the growth of our U.S. reinsurance segment due to renewals on contracts from multi-year deals, the growth of our global reinsurance segment due to our European operations, the expansion of our U.S. insurance segment into the errors and omissions market, improvements in the casualty reinsurance market and its effects on our U.S. insurance segment, the benefits from continued underwriting discipline and flight to quality, the changes in the mix of our business, the growth in gross premiums written in Europe, the increase in net earned premiums in our U.S. reinsurance segment, the reduction in the percentage of allocated personnel expenses for underwriters in our U.S. reinsurance segment, the projected amount of our capital expenditures, managing interest rate and foreign currency risks, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) the occurrence of natural and man-made disasters, (2) actual claims exceeding our loss reserves, (3), failure of any of the loss limitation methods we employ, (4) effects of emerging claims and coverage issues, (5) a decline in our ratings with Standard & Poor's and A.M. Best, (6) loss of business provided to us by our major brokers, (7) general economic conditions, (8) increased competition on the basis of pricing, capacity, coverage terms or other factors and (9) changes in governmental regulations. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
of AXIS Capital Holdings Limited

        We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2003 and 2002 and the period from November 8, 2001 (date of incorporation) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and the period from November 8, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE
Hamilton, Bermuda

February 19, 2004

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

As at December 31, 2003 and 2002

(Expressed in thousands of U.S. dollars, except share amounts)

	December 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$605,175	$729,296
Investments at fair market value (Amortized cost 2003: $3,359,102; 2002: $1,677,506)	3,385,576	1,702,990
Accrued interest receivable	29,530	16,502
Net receivable for investments sold	3,371	—
Insurance and reinsurance premium balances receivable	660,530	337,708
Deferred acquisition costs	136,281	77,166
Prepaid reinsurance premiums	164,999	49,673
Reinsurance recoverable	124,899	1,703
Intangible assets	24,579	14,079
Other assets	37,333	19,204

Total Assets	$5,172,273	$2,948,228

Liabilities
Reserve for losses and loss expenses	$992,846	$215,934
Unearned premiums	1,143,447	555,962
Insurance and reinsurance balances payable	151,381	104,896
Accounts payable and accrued expenses	67,451	24,119
Net payable for investments purchased	—	86,377

Total Liabilities	2,355,125	987,288

Shareholders' Equity
Share capital
(Authorized 800,000,000 common shares, par value $0.0125; issued and outstanding 2003: 152,474,011; 2002: 138,168,520)	1,906	1,727
Additional paid-in capital	2,000,731	1,686,599
Deferred compensation	—	(20,576)
Accumulated other comprehensive gain	25,164	25,484
Retained earnings	789,347	267,799

Total Shareholders' Equity	2,817,148	1,961,033

Total Liabilities & Shareholders' Equity	$5,172,273	$2,948,228

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended December 31, 2003 and 2002 and the period from November 8, 2001 to December 31, 2001

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Year ended December 31, 2003	Year ended December 31, 2002	Period ended December 31, 2001
Revenues
Gross premiums written	$2,273,645	$1,108,003	$26,746
Premiums ceded	(365,258)	(89,726)	—
Change in unearned premiums	(472,157)	(481,427)	(24,862)

Net premiums earned	1,436,230	536,850	1,884
Net investment income	73,961	71,287	4,763
Net realized gains	22,567	26,070	394
Other insurance related income (loss)	25,019	(639)	—

Total revenues	1,557,777	633,568	7,041

Expenses
Net losses and loss expenses	734,019	229,265	963
Acquisition costs (related party 2003: $86,118; 2002: $34,267; 2001: $44)	229,712	103,703	832
General and administrative expenses	94,589	46,521	2,566
Foreign exchange gains	(32,215)	(9,610)	—

Total expenses	1,026,105	369,879	4,361

Income before income taxes	531,672	263,689	2,680
Income tax recovery	678	1,430	—

Net Income	532,350	265,119	2,680

Other comprehensive income, net of tax
Unrealized gains (losses) arising during the period	14,372	25,805	(456)
Adjustment for re-classification of losses (gains) realized in income	(14,692)	135	—

Comprehensive income	$532,030	$291,059	$2,224

Weighted average common shares and common share equivalents—basic	144,262,881	135,442,240	105,103,400

Weighted average common shares and common share equivalents—diluted	155,690,763	138,480,623	105,103,400

Earnings per share—basic	$3.69	$1.96	$0.03

Earnings per share—diluted	$3.42	$1.91	$0.03

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2003 and 2002 and the period from November 8, 2001 to December 31, 2001

(Expressed in thousands of U.S. dollars)

	December 31, 2003	December 31, 2002	December 31, 2001
Share Capital
Balance at beginning of period	$1,727	$1,689	$—
Cumulative effect of change in accounting for unearned stock grant compensation	(23)	—	—
Issued during period	202	38	1,689

Balance at end of period	1,906	1,727	1,689

Additional paid-in capital
Balance at beginning of period	1,686,599	1,646,950	—
Cumulative effect of change in accounting for unearned stock grant compensation	(20,553)	—	—
Shares issued during period, net of costs	324,192	39,649	1,581,807
Option exercise	68	—	—
Option expense	425	—	—
Fair value of issued warrants	—	—	65,143

Balance at end of period	2,000,731	1,686,599	1,646,950

Deferred Compensation
Balance at beginning of period	(20,576)	(1,311)	—
Cumulative effect of change in accounting for unearned stock grant compensation	20,576	(25,480)	(1,400)
Deferred compensation issued during period	—	—	—
Amortization of deferred compensation	—	6,215	89

Balance at end of period	—	(20,576)	(1,311)

Accumulated other comprehensive gain (loss)
Balance at beginning of period	25,484	(456)	—
Change in unrealized gains	989	25,940	(456)
Change in deferred tax liability	(1,309)	—	—

Balance at end of period	25,164	25,484	(456)

Retained earnings
Balance at beginning of period	267,799	2,680	—
Dividends paid	(10,802)	—	—
Net income for period	532,350	265,119	2,680

Balance at end of period	789,347	267,799	2,680

Total Shareholders' Equity	$2,817,148	$1,961,033	$1,649,552

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003 and 2002 and the period from November 8, 2001 to December 31, 2001

(Expressed in thousands of U.S. dollars)

	Year ended December 31, 2003	Year ended December 31, 2002	Period ended December 31, 2001
Cash flows provided by operating activities:
Net income	$532,350	$265,119	$2,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on sales of investments	(22,567)	(26,070)	(394)
Amortization of discounts on fixed maturities	36,200	5,665	—
Amortization of deferred compensation	8,212	6,215	89
Amortization of intangible assets	3,375	—	—
Accrued interest receivable	(13,028)	(8,036)	(8,466)
Insurance and reinsurance premium balances receivable	(322,822)	(314,012)	(23,696)
Reinsurance recoverable	(123,196)	(1,703)	—
Deferred acquisition costs	(59,115)	(74,951)	(2,215)
Prepaid reinsurance premiums	(115,326)	(49,673)	—
Other assets	(22,368)	(12,926)	(2,040)
Reserve for loss and loss expenses	776,912	214,971	963
Unearned premiums	587,485	531,100	24,862
Insurance and reinsurance balances payable	46,485	104,896	—
Accounts payable and accrued expenses	31,023	19,987	4,132

Total adjustments	811,270	395,463	(6,765)

Net cash provided by (used in) operating activities	1,343,620	660,582	(4,085)
Cash flows provided by (used in) investing activities:
Net cash paid in acquisition of subsidiaries	(34,664)	(40,399)	—
Purchases of available-for-sale securities	(13,338,244)	(7,326,772)	(1,168,438)
Sales and maturities of available-for-sale securities	11,585,056	6,664,246	285,554

Net cash used in investing activities	(1,787,852)	(702,925)	(882,884)
Cash flows provided by (used in) financing activities:
Dividend	(10,802)	—	—
Issue of shares, net	330,913	9,969	1,648,639

Net cash provided by financing activities	320,111	9,969	1,648,639
(Decrease)/increase in cash and cash equivalents	(124,121)	(32,374)	761,670
Cash and cash equivalents—beginning of period	729,296	761,670	—

Cash and cash equivalents—end of period	$605,175	$729,296	$761,670

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

1. History

        AXIS Capital Holdings Limited (the "Company") is a holding company organized under the laws of Bermuda. The Company was incorporated on December 9, 2002. AXIS Specialty Limited ("AXIS Specialty") commenced operations on November 20, 2001. AXIS Specialty and its subsidiaries became wholly owned subsidiaries of the Company pursuant to an exchange offer consummated on December 31, 2002 (the "Exchange Offer"). In the Exchange Offer, the shareholders of AXIS Specialty exchanged their shares for identical shareholdings in the Company. Following the Exchange Offer, AXIS Specialty distributed its wholly owned subsidiaries to the Company. The Exchange Offer represents a business combination of companies under common control and has been accounted for at historical cost. As a result, the consolidated financial information presented gives effect to the exchange of equity interests as though it occurred as of the inception date of AXIS Specialty on November 8, 2001. The Company through its subsidiaries provides a broad range of insurance and reinsurance products on a worldwide basis.

        AXIS Specialty Holdings Ireland Limited, a wholly owned subsidiary of the Company, was incorporated in Ireland on January 28, 2002 and acts as a holding company for AXIS Specialty Europe Limited and AXIS Re Limited. AXIS Specialty Europe Limited became licensed as an Irish insurer in May 2002. AXIS Re Limited also became entitled to carry on reinsurance business from Ireland in May 2002. AXIS Specialty London was established in June 2003 as a UK branch of AXIS Specialty Europe Limited. The branch commenced underwriting facultative business in London during September 2003. AXIS Re Europe was established in August 2003 as a Swiss branch of AXIS Re Limited. The branch commenced underwriting reinsurance business in Zurich during November 2003.

        AXIS Specialty U.S. Holdings Inc. ("AXIS U.S. Holdings"), a wholly owned subsidiary of the Company, was incorporated in Delaware on March 11, 2002. It acts as a holding company for the Company's United States operations. AXIS Reinsurance Company is domiciled in New York and is licensed to write insurance and reinsurance in all 50 states in the United States, the District of Columbia and Puerto Rico. AXIS Specialty Insurance Company is domiciled in Connecticut and is a surplus lines-eligible insurer in 37 of the states and the District of Columbia. AXIS Surplus Insurance Company is licensed in Illinois and Alabama, and is a surplus lines-eligible insurer in 45 states and the District of Columbia.

2. Summary of Significant Accounting Policies

a)    Basis of Presentation

        These consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All significant inter-company accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

        Actual results could differ significantly from those estimates. The major estimates reflected in the Company's consolidated financial statements include, but are not limited to, the reserves for losses and loss expenses and premium estimates for business written on a line slip or proportional basis. The terms "FAS" and "FASB" used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

b)    Investments

        The Company's investments are considered to be "available for sale" under the definition included in FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair market value. The fair market value of investments is based upon quoted market values. The net unrealized gain or loss on investments is included as accumulated other comprehensive gain (loss) in shareholders' equity.

        The Company routinely assesses whether declines in fair value of its investments represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company's intent to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is impairment in the fair value of the security, the cost of the security is written down to the fair value and the unrealized loss at the time of the determination is realized and charged to income.

        Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on sales of investments are determined based on the specific identification method. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management, custody and investment accounting fees. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

        Cash and cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

c)     Premiums and Acquisition Costs

        Premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums assumed are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Premiums are generally contractually stated except for business written on a line slip or proportional basis. Under FAS 60 "Accounting and Reporting by Insurance Enterprises" a company is permitted to book premium as long as it is reasonably estimable. For line slip premiums, the Company will receive an initial estimate of expected premium from the client via the broker. In the case of proportional contracts, the Company will receive an estimate of the expected premium to be ceded from its client. The Company actively monitors the emergence of actual premium data on line slip policies and proportional reinsurance contracts and adjusts its estimates of written premiums to reflect reported premiums on a periodic basis as reliable information becomes available.

        Premiums are earned over the terms of the policies in proportion to the risks to which they relate. Unearned premiums represent the portion of premiums written that is applicable to the unexpired portion of the policies in force.

        Acquisition costs, primarily fees paid to brokers, commissions and taxes, vary with and are directly related to the acquisition of policies and are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed.

d)    Reinsurance

        In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various lines of business with other reinsurers. Reinsurance premiums ceded are expensed over the period the reinsurance coverage is provided. Prepaid reinsurance premiums represent the portion of premiums ceded on the unexpired term of the policies in force. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss reserve associated with the underlying policy.

e)     Losses and Loss Expenses

        Reserves for losses and loss expenses include reserves for unpaid reported losses and loss expenses and for losses incurred but not reported ("IBNR"). The reserves for unpaid reported losses and loss expenses are established by management based on amounts reported from insureds or ceding companies and on additional case reserves established on known events where official notification has not been reported or is not considered adequate. The reserves represent the estimated ultimate costs of events or conditions that have been reported to or specifically identified by the Company.

        The reserve for losses incurred but not reported has been estimated by management in consultation with independent actuaries. Estimated IBNR is derived using the Bornhuetter-Ferguson method. This method takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. For the Company's assumed ultimate loss and loss expense ratio for the insurance book of business, the initial expected loss and loss expense ratios selected are based on benchmarks provided by independent actuaries, derived from comparable client data, as well as market information. These benchmarks are then adjusted for any rating increases that had been observed in the market. For the Company's assumed ultimate loss and loss expense ratio for the reinsurance book of business, contract by contract initial expected loss and loss expense ratios are derived during pricing. Applying these loss and loss expense ratios to our earned premium derives the estimated ultimate costs of the losses from which paid losses and reported case reserves are deducted to generate the Company's IBNR.

        While management believes that the reserves for unpaid losses and loss expenses are sufficient to pay losses that fall within coverages assumed by the Company, the actual losses and loss expenses incurred by the Company may be greater or less than the reserve provided. Due to the start up nature of the Company's operations, actual loss experience is limited; this increases the potential for significant deviation from currently estimated amounts. The methods of determining such estimates and establishing the resulting reserve are reviewed quarterly and any adjustments are reflected in operations in the period in which they become known.

f)     Foreign Currency Translation

        The functional currency of the Company and its subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the consolidated statements of operations and comprehensive income. Revenues and operating expenses are translated at average exchange rates during the year.

g)     Stock Compensation

        The Company accounts for stock compensation in accordance with FAS No. 123, "Accounting for Stock-Based Compensation." Compensation expense for stock options and for restricted stock awards granted to employees is recorded over the vesting period using the fair value method.

        The Company adopted FAS No. 123 effective January 1, 2003 by applying the prospective method permitted under FAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure." Prior to 2003, the Company followed Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock compensation. With respect to unvested restricted stock awards, the amount of deferred compensation is eliminated from share capital and additional paid-in-capital. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to all of its stock-based compensation.

		Year ended December 31, 2003	Year ended December 31, 2002	Period ended December 31, 2001
Net income, as reported		$532,350	$265,119	$2,680
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	7,526	6,233	89
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(12,968)	(11,387)	(1,183)

Pro-forma net income		$526,908	$259,965	$1,586

Earnings per share:
	Basic—as reported	$3.69	$1.95	$0.03

	Basic—pro forma	$3.65	$1.91	$0.02

	Diluted—as reported	$3.42	$1.91	$0.03

	Diluted—pro forma	$3.38	$1.87	$0.02

h)    Segment Reporting

        The Company reports segment results in accordance with FAS No. 131 "Segment Reporting." Under FAS 131, reportable segments represent an aggregation of operating segments that meet certain criteria for aggregation.

i)     Derivative Instruments

        The Company accounts for its derivative instruments using FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with movements in fair value reflected in earnings.

Derivative Contracts

        Certain contracts underwritten by the Company have been determined to meet the definition of a derivative under FAS 133, and are therefore recorded at their fair value. The fair values of these contracts are modeled on prevailing market conditions and on the terms and the structure of the contract. When data is not readily available from the market, the Company seeks to use data from independent counterparties. The change resulting from a movement in fair value of such contracts is included in the statement of operations and comprehensive income in other insurance related income.

Investment Related Derivative Instruments

        The Company uses investment derivatives to manage duration and currency exposure, for yield enhancement or to obtain exposure to a particular financial market. None of these derivatives are designated as hedges, and accordingly, financial futures, options, swaps and foreign currency forward contracts are carried at fair value in investments, with the corresponding realized and unrealized gains and losses included in realized gains and losses in the consolidated statements of operations.

j)     Intangible Assets

        The Company accounts for intangible assets in accordance with FAS No. 142 "Goodwill and Other Intangible Assets." The Company does not amortize goodwill or identifiable intangible assets with indefinite lives, but rather re-evaluates on a yearly basis, or whenever changes in circumstances warrant, the recoverability of the assets. If it is determined that an impairment exists, the Company adjusts the carrying value of the assets to the fair value.

        The Company has recorded the purchase of numerous U.S. state licenses as intangible assets with indefinite lives, as they provide a legal right to transact business indefinitely and could be resold.

k)    Taxation

        The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferral of tax losses is evaluated based upon managements' estimates of the future profitability of the Company's taxable entities based upon current forecasts and the period for which losses may be carried forward. A valuation allowance against the deferred tax asset is provided for if and when the Company believes that a portion of the deferred tax asset may not be realized in the foreseeable future.

l)     New Accounting Pronouncements

        On April 30, 2003, the FASB issued FAS No.149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to FAS 133 in its entirety or as hybrid instruments with debt host contracts and embedded derivative features. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The provisions that relate to the forward purchases or sales of "when issued" securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003.

        With effect from July 1, 2003, the Company adopted FAS 149. As a result, some of our mortgage-backed securities are required to be classified as derivatives and the unrealized gains (losses) associated with these securities that were previously recorded in accumulated other comprehensive income are now recorded in net realized gains (losses).

3. Segment Information

        The Company consists of four underwriting segments—global insurance (formerly specialty lines), global reinsurance (formerly treaty reinsurance), U.S. insurance and U.S. reinsurance. In addition, there is a corporate segment that includes the investment and financing operations of the Company. The Company evaluates the performance of each underwriting segment based on underwriting results. Other items of revenue and expenditure are not evaluated at the segment level. In addition, management does not allocate its assets by segment as it considers the underwriting results of each segment separately from the results of its investment portfolio.

        Certain business written by the Company has loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company's and an individual segment's results and operational cash flows.

Global Insurance

        The Company's global insurance segment principally consists of specialty lines business sourced outside of the U.S. In this segment, we offer clients tailored solutions in order to respond to their distinctive risk characteristics. Since most of the lines in this segment are for property and not for casualty coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business, which facilitates our reserving process for this segment.

Global Reinsurance

        The Company's global reinsurance segment principally consists of treaty reinsurance business sourced outside of the U.S. and provides severity-driven products, primarily for catastrophic risks. This business is short tail in nature, which typically allows us to determine the ultimate loss experience within a relatively short time after a contract has expired. Global reinsurance contracts can be written on either an excess of loss basis or a proportional basis.

U.S. Insurance

        The Company's U.S. insurance segment principally consists of specialty lines business sourced in the U.S. and primarily includes the following risk classifications: commercial property, commercial liability and professional lines.

U.S. Reinsurance

        The Company's U.S. reinsurance segment principally consists of reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties we write in our U.S. reinsurance segment include: professional lines, property, marine and aviation. U.S. reinsurance contracts can be written on either an excess of loss basis or a proportional basis.

        The following is an analysis of the underwriting results (before general and administrative expenses) by segment together with a reconciliation of underwriting profit (loss) to income before income taxes:

Year ended December 31, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Total
Gross premiums written	$980,661	$462,938	$625,898	$204,148	$2,273,645
Net premiums written	939,908	453,568	314,100	200,811	1,908,387
Gross premiums earned	832,023	426,252	354,649	88,091	1,701,015
Net premiums earned	763,339	418,235	168,252	86,404	1,436,230
Other insurance related income (loss)	24,467	552	—	—	25,019
Net losses and loss expenses	(387,953)	(174,391)	(108,497)	(63,178)	(734,019)
Acquisition costs	(115,359)	(71,090)	(21,130)	(22,133)	(229,712)

Underwriting results (before general and administrative expenses)	284,494	173,306	38,625	1,093	497,518
General and administrative expenses					(94,589)

Underwriting profit					402,929
Net investment income					73,961
Realized gains on investments					22,567
Foreign exchange gains					32,215

Income before income taxes					$531,672

Net loss and loss expense ratio	50.8%	41.7%	64.5%	73.1%	51.1%
Acquisition cost ratio	15.1%	17.0%	12.6%	25.6%	16.0%
General and administrative expense ratio					6.6%

Combined ratio					73.7%

Reserve for losses and loss expenses	$481,729	$227,351	$223,765	$60,001	$992,846

Year ended December 31, 2002

	Global Insurance	Global Reinsurance	Total
Gross premiums written	$793,759	$314,244	$1,108,003
Net premiums written	704,033	314,244	1,018,277
Gross premiums earned	354,667	222,237	576,904
Net premiums earned	314,613	222,237	536,850
Other insurance related income (loss)	(639)	—	(639)
Net losses and loss expenses	(137,848)	(91,417)	(229,265)
Acquisition costs	(56,683)	(47,020)	(103,703)

Underwriting results (before general and administrative expenses)	119,443	83,800	203,243
General and administrative expenses			(46,521)

Underwriting profit			156,722
Net investment income			71,287
Realized gains on investments			26,070
Foreign exchange gains			9,610

Income before income taxes			$263,689

Net loss and loss expense ratio	43.8%	41.1%	42.7%
Acquisition cost ratio	18.0%	21.2%	19.3%
General and administrative expense ratio			8.7%

Combined ratio			70.7%

Reserve for losses and loss expenses	$132,628	$83,306	$215,934

Period ended December 31, 2001

	Global Insurance	Global Reinsurance	Total
Gross premiums written	$24,465	$2,281	$26,746
Net premiums written	24,465	2,281	26,746
Gross premiums earned	1,713	171	1,884
Net premiums earned	1,713	171	1,884
Other insurance related income	—	—	—
Net losses and loss expenses	886	77	963
Acquisition costs	320	512	832

Underwriting results (before general and administrative expenses)	507	(418)	89
General and administrative expenses			(2,566)

Underwriting loss			(2,477)
Net investment income			4,763
Realized gains on investments			394

Income before income taxes			$2,680

Net loss and loss expense ratio	51.7%	45.0%	51.1%
Acquisition cost ratio	18.7%	299.4%	44.2%
General and administrative expense ratio			136.2%

Combined ratio			231.5%

Reserve for losses and loss expenses	$886	$77	$963

        The following table shows an analysis of the Company's gross premiums written by domicile of subsidiary for the years ended December 31, 2003 and 2002 and the period ended December 31, 2001:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period Ended December 31, 2001
Bermuda	$995,454	$1,015,057	$26,746
Ireland	415,356	90,192	—
United States	862,835	2,784	—

Total	$2,273,645	$1,108,003	$26,746

4.    Business Combinations

        On February 28, 2003, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Sheffield Insurance Corporation, an Illinois domiciled surplus lines company, and subsequently renamed it AXIS Surplus Insurance Company ("AXIS Surplus"). The Company paid a purchase price of $34.7 million. The results of AXIS Surplus' operations have been included in the consolidated financial statements from the effective purchase date of January 1, 2003. The purchase of AXIS Surplus was made to expand the Company's ability to write insurance on a non-admitted basis within the U.S.

        The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of AXIS Surplus.

Cash and investments		$54,638
Premium balances receivable		11,083
Reinsurance recoverable		15,034
Prepaid reinsurance		14,854
Deferred acquisition costs		1,384
Intangible assets
With a definite life:
Value of business acquired	$2,250
With an indefinite life:
Insurance licenses	3,000

		5,250
Goodwill		2,750

Total assets acquired		104,993
Reserve for losses and loss expenses		20,901
Unearned premiums		39,707
Insurance and reinsurance balances payable		8,402
Other liabilities		1,319

Total liabilities acquired		70,329

Net assets acquired		$34,664

        On February 17, 2003, the Company acquired the renewal rights to the directors and officers insurance and related product lines written by the Financial Insurance Solutions Group ("FIS") of Kemper Insurance Companies ("Kemper") in exchange for an agreement to make an override payment. The override payment is based on a percentage of gross written premiums of all FIS accounts that are renewed by the Company. The Company has recorded the fair value of the renewal rights as an intangible asset and will amortize the cost over an estimated useful life of four years. The Company acquired these rights to broaden its U.S. product range within its U.S. insurance segment.

        On November 27, 2002, the Company completed the purchase of Royal & SunAlliance Personal Insurance Company, which is licensed in all 50 states of the United States, the District of Columbia and Puerto Rico, and was subsequently renamed AXIS Reinsurance Company. The Company paid a purchase price of $23.1 million. On October 1, 2002, the Company completed the purchase of the Connecticut Specialty Insurance Company, a surplus lines-eligible carrier in 38 states, which was subsequently renamed AXIS Specialty Insurance Company. The Company paid a purchase price of $17.4 million. The Company purchased these companies as the foundation for commencing its U.S. operations.

        These purchases have been accounted for under the purchase method of accounting. The assets of the two companies (fixed income securities $23.0 million, cash $3.4 million and licenses $14.1 million) were recorded at their fair values on the date of completion of the acquisitions. The process of determining the fair value of the acquired assets, as required under purchase accounting, included independent valuations. The purchase prices have been fully allocated against the fair values of the assets; consequently, no goodwill was recorded. At the dates that AXIS Specialty Insurance and AXIS Reinsurance were acquired, the pre-acquisition liabilities had been assumed by the sellers or their affiliates. The respective sellers further agreed to indemnify the acquired companies and our U.S. holding company from and against any and all such liabilities. Some of the underlying liabilities have been reinsured with third parties. Other liabilities are being novated or collateralized by an irrevocable letter of credit and/or securities. In the event that the reinsurance and, if applicable, the letter of credit are insufficient to pay all covered insurance claims, and the sellers do not fulfill their obligations under the indemnification, the Company would have liability for such claims. Given the remote possibility of this event, the Company did not record any of the claim liabilities.

5.    Investments

        Net investment income is derived from the following sources:

	Year ended December 31, 2003	Year ended December 31, 2002	Period ended December 31, 2001
Fixed maturities and cash equivalents	$79,728	$74,996	$5,089
Investment expenses	(5,767)	(3,709)	(326)

Net investment income	$73,961	$71,287	$4,763

        The following represents an analysis of gross realized gains (losses) and the change in unrealized gains on investments included within Accumulated other comprehensive gain (loss):

	Year ended December 31, 2003	Year ended December 31, 2002	Period ended December 31, 2001
Gross realized gains	$51,088	$47,003	$1,469
Gross realized losses	(23,533)	(24,488)	(1,075)

Net realized gains on fixed maturities	27,555	22,515	394
Net realized and unrealized (losses) gains on derivative instruments	(4,988)	3,555	—

Net realized gains on investments	$22,567	$26,070	$394

Change in unrealized gains (losses) on fixed maturities	$989	$25,940	$(456)

        All investments are held as available for sale. The amortized cost and fair market values are as follows:

	Year Ended December 31, 2003
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. government and agency securities	$1,248,941	$5,828	$(2,120)	$1,252,649
Non-U.S. government securities	16,777	555	(5)	17,327
Corporate debt securities	706,383	13,516	(2,023)	717,876
Mortgage-backed securities	1,005,164	10,429	(2,661)	1,012,932
Asset-backed securities	187,775	2,244	(284)	189,735
States, municipalities and political subdivisions	194,062	1,608	(613)	195,057

Total fixed income maturities	$3,359,102	$34,180	$(7,706)	$3,385,576

	Year Ended December 31, 2002
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. government and agency securities	$426,939	$7,365	$(101)	$434,203
Non-U.S. government securities	97,949	1,191	(652)	98,488
Corporate debt securities	295,050	11,184	(482)	305,752
Mortgage-backed securities	725,161	12,203	(2,753)	734,611
Asset-backed securities	119,259	2,014	(4,740)	116,533
States, municipalities and political subdivisions	13,148	255	—	13,403

Total fixed income maturities	$1,677,506	$34,212	$(8,728)	$1,702,990

        The unrealized losses on fixed income securities were split as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Six months or less	$4,966	$2,520
Greater than six months but less than 12 months	2,571	5,369
Greater than or equal to 12 months	169	839

	$7,706	$8,728

        As of December 31, 2003, there were approximately 640 securities (2002: 145) in an unrealized loss position with a fair market value of $1,027.9 million (2002: $342.8 million). Of these securities, there are six securities (2002: nine) that have been in an unrealized loss position of 12 months or greater, with a fair market value of $5.9 million (2002: $33.8 million). Each of these securities is current on all principal and interest payments and as of December 31, 2003, none of these securities were considered to be impaired.

        The following table sets forth certain information regarding the credit ratings of the Company's bond portfolio:

	December 31, 2003		December 31, 2002
Ratings*	Amortized Cost	Percentage	Amortized Cost	Percentage
AAA	$2,617,526	77.9%	$1,382,702	82.4%
AA	130,573	3.9%	31,458	1.9%
A	384,773	11.5%	146,354	8.7%
BBB	226,230	6.7%	116,992	7.0%

Total	$3,359,102	100.0%	$1,677,506	100.0%

*
Ratings as assigned by Standard & Poor's Corporation

The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003		December 31, 2002
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Due in one year or less	$117,353	$117,684	$76,350	$76,475
Due after one year through five years	1,282,267	1,288,981	479,517	487,549
Due after five years through ten years	614,990	623,757	223,676	232,088
Due after ten years	151,553	152,486	53,543	55,734

	2,166,163	2,182,908	833,086	851,846
Mortgage- and asset-backed securities	1,192,939	1,202,668	844,420	851,144

Total fixed maturities	$3,359,102	$3,385,576	$1,677,506	$1,702,990

At December 31, 2003, $24.4 million (2002: $17.5 million) of securities were on deposit with various state or government insurance departments in order to comply with relevant insurance regulations.

6.    Losses and Loss Expenses

        Unpaid losses and loss expenses consist of:

	December 31, 2003	December 31, 2002
Reserve for reported losses and loss expenses	$179,881	$60,956
Reserve for losses incurred but not reported	812,965	154,978

Unpaid losses and loss expenses	$992,846	$215,934

        Net losses and loss expenses incurred consist of:

	Year ended December 31, 2003	Year ended December 31, 2002	Period ended December 31, 2001
Losses and loss expense payments	$100,457	$16,958	$—
Change in unpaid losses and loss expenses	752,771	214,010	963
Reinsurance recoveries	(119,209)	(1,703)	—

Net losses and loss expenses incurred	$734,019	$229,265	$963

        The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid losses and loss expenses for the periods indicated:

	Year ended December 31, 2003	Year ended December 31, 2002	Period ended December 31, 2001
Unpaid losses and loss expenses at beginning of period	$215,934	$963	$—
Reinsurance recoverable at beginning of period	(1,703)	—	—

Net unpaid losses and loss expenses at beginning of period	214,231	963	—
Increase in net losses and loss expenses incurred in respect of losses occurring in:
Current year	789,807	230,063	963
Prior year	(55,788)	(798)	—

Total incurred losses and loss expenses	734,019	229,265	963
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	43,314	16,943	—
Prior year	46,096	15	—

Total net paid losses	89,410	16,958	—
Net losses acquired	5,867
Foreign exchange loss	3,240	961	—

Net unpaid losses and loss expenses at end of period	867,947	214,231	963
Reinsurance recoverable	124,899	1,703	—

Gross unpaid losses and loss expenses at end of period	$992,846	$215,934	$963

        Certain business written by the Company has loss experience generally characterized as low frequency and high severity in nature. This may result in volatility in the Company's financial results. Actuarial assumptions used to establish the liability for losses and loss expenses are periodically adjusted to reflect comparisons to actual losses and loss expense development, inflation and other considerations. The favorable loss experience on prior year loss reserves relates to our global insurance and global reinsurance segments. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses, which takes as a starting point an assumed loss and loss expense ratio and blends in the loss and loss experience to date. During the year ended December 31, 2003, the lack of reported claims produced a favorable impact on our experience to date, which caused a reduction in prior years' ultimate losses.

7.    Reinsurance

        Some of the Company's underwriting segments purchase reinsurance to reduce the risk of exposure to loss. Our global insurance and reinsurance segments purchase reinsurance to reduce exposure to large losses. The Company's U.S. insurance segment purchases significant reinsurance to reduce the volatility in severity-driven classes of business. The segments purchase three types of reinsurance cover: facultative; excess of loss; and quota share. Facultative covers are typically assumed with the original business. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. Generally these covers are purchased on a package policy basis, as they provide cover for a number of lines of business within one contract. Quota share covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss reserves from reinsurers. The Company remains liable to the extent that reinsurers do not meet their obligations under these agreements and, therefore, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverable was $794 as at December 31, 2003 (2002 and 2001: $nil). The breakdown of reinsurance by type of cover for the years ended December 31, 2003 and 2002 and the period ended December 31, 2001 is as follows:

	Year ended December 31, 2003	Year ended December 31, 2002	Period ended December 31, 2001
Quota Share	$209,638	$—	$—
Excess of Loss	129,164	79,259	—
Facultative	26,456	10,467	—

	$365,258	$89,726	—

        Gross premiums written, ceded and net amounts of premiums written and premiums earned for the years ended December 31, 2003 and 2002 and the period ended December 31, 2001 are as follows:

	Year ended December 31, 2003		Year ended December 31, 2002		Period ended December 31, 2001
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned
Gross	$2,273,645	$1,701,016	$1,108,003	$576,904	$26,746	$1,884
Ceded	(365,258)	(264,786)	(89,726)	(40,054)	—	—

Net	$1,908,387	$1,436,230	$1,018,277	$536,850	$26,746	$1,884

8.    Acquisition Costs

        The following analysis details the composition of the Company's acquisition costs for the years ended December 31, 2003 and 2002 and the period ended December 31, 2001 are as follows:

	Year ended December 31, 2003	Year ended December 31, 2002	Period ended December 31, 2001
Amortized deferred policy acquisition costs	$186,296	$91,200	$195
Allocated underwriting personnel expenses	43,416	12,503	637

	$229,712	$103,703	$832

9.    Derivative Instruments

        The Company writes certain contracts that are classified as derivatives under FAS 133. In addition, the Company may enter into derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts in order to manage duration and foreign currency exposure, obtain exposure to a particular financial market or for yield enhancement. The Company manages the exposure to these instruments based on guidelines established by management. These derivative instruments are carried at fair value with the corresponding changes in fair value recognized in income in the period that they occur.

a)    Derivative Contracts

        From time to time the Company will enter into contracts that meet the definition of a derivative contract under FAS 133. The Company has recorded these contracts at fair value with any changes in the value reflected in other insurance related income in the consolidated statement of operations and comprehensive income. Generally, the contracts are modeled on prevailing market conditions and certain other factors relating to the structure of the contracts. When data is not readily available from the market, the Company uses data from independent counterparties. The Company's model takes into account movements on credit spreads and credit qualities. The change in fair value recorded for the year ended December 31, 2003 was $25.0 million (2002: $(0.6) million). As at December 31, 2003, a net asset of $5.5 million (2002: ($10.1) million) was included in insurance and reinsurance premiums receivable. The notional value of such contracts at December 31, 2003 was $343.4 million (2002: $315 million).

b)    Investment Derivatives

        The Company currently uses foreign currency forward contracts to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. Forward currency contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and unrealized gains and losses on foreign currency forward contracts are recognized in the statements of operations and comprehensive income. During the year ended December 31, 2003, the Company recorded $0.5 million (2002: $1.3 million; 2001: $nil) realized and unrealized gains on foreign currency forward contracts. As at December 31, 2003 the net contractual amount of foreign currency forward contracts was $3.8 million (2002: $0.4 million; 2001: $nil), with a negligible fair market value (2002 $negligible; 2001: $nil).

        With effect from July 1, 2003, the Company adopted FAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". As a result, some of our mortgage-backed securities are required to be classified as derivatives and the unrealized gains (losses) associated with these securities that were previously recorded in accumulated other comprehensive income are now recorded in net realized gains (losses). During the year ended December 31, 2003, the Company recorded $5.5 million of realized and unrealized losses on mortgage-backed investment derivatives. As at December 31, 2003, the Company did not hold any mortgage-backed investment derivatives in its investment portfolio.

        During the first half of 2002, the Company utilized other investment derivatives as was permitted by our guidelines in effect at that time. During the year ended December 31, 2002, the Company recorded $2.3 million of realized and unrealized gains on other investment derivatives.

10.    Commitments and Contingencies

a)    Concentrations of Credit Risk

        The investment portfolio is managed by external advisors in accordance with prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company did not have an aggregate exposure in a single entity, other than in U.S. Government and U.S. Government agency securities, of more than 2% of shareholders' equity at December 31, 2003.

b)    Brokers

        The Company produces its business through brokers and direct relationships with insurance companies. During the year ended December 31, 2003, three brokers accounted for approximately 64.5% (2002: 69.2%; 2001: 81.8%) of the total gross premiums written by the Company. One broker accounted for approximately 33.7% (2002: 37.9%; 2001: 22.7%), the second for approximately 19.3% (2002: 20.7%; 2001: 39.5%) and the third for approximately 11.5% (2002: 10.6%; 2001: 19.6%). Each of these brokers is a large, well established company. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written in the years ended December 31, 2003 and 2002 and the period ended December 31, 2001.

c)     Credit Facilities

        As at December 31, 2003, the Company had a $550 million revolving credit facility available from a syndicate of commercial banks. Up to $550 million may be used to issue letters of credit and up to $100 million for general corporate purposes with total borrowing not to exceed $550 million. As at December 31, 2003, the Company had letters of credit of $127.3 million (2002: $10.0 million) outstanding. Associated with the Company's bank commitments are various loan covenants that include, among other things, the requirement that the Company maintain a minimum level of capital and surplus of $1.4 billion and a debt to total capitalization ratio not greater than 0.35:1.00. The Company was in compliance with all covenants at December 31, 2003. There was no debt outstanding as at December 31, 2003 or December 31, 2002.

d)    Lease Commitments

        The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the year ended December 31, 2003 was approximately $5,088 (2002: $1,885: 2001: $89).

        Future minimum lease payments under the leases are expected to be as follows:

Year
2004	$4,036
2005	2,965
2006	2,738
2007	2,274
2008	2,003
Later years	7,871

Total minimum future lease commitments	$21,888

11.    Earnings Per Share

        The following table sets forth the comparison of basic and diluted earnings per share:

	Year ended December 31, 2003	Year ended December 31, 2002	Period ended December 31, 2001
Basic earnings per share
Net income	$532,350	$265,119	$2,680

Weighted average common shares outstanding	144,262,881	135,442,240	105,103,400

Basic earnings per share	$3.69	$1.96	$0.03

Diluted earnings per share
Net income	$532,350	$265,119	$2,680

Weighted average common shares outstanding	144,262,881	135,442,240	105,103,400

Share equivalents
Warrants	8,936,187	2,537,387	—
Options	1,847,847	395,510	—
Restricted Stock	643,848	105,486	—

Weighted average common shares outstanding—diluted	155,690,763	138,480,623	105,103,400

Diluted earnings per share	$3.42	$1.91	$0.03

12.    Shareholders' Equity

a)    Authorized Shares

        The authorized share capital is 800,000,000 common shares, par value of $0.0125 per share. The following table is a summary of changes in common shares issued and outstanding:

	December 31, 2003	December 31, 2002
Issued and outstanding shares, beginning of period	138,168,520	135,122,688
Cumulative effect of change in accounting for unearned stock grant compensation	(1,718,000)	—
Shares issued	16,023,491	3,045,832
Issued and outstanding shares, end of period	152,474,011	138,168,520

        On July 7, 2003, the Company issued 15,410,000 common shares in connection with its initial public offering. The Company received proceeds of $316.0 million after deducting costs associated with the offering of $23.0 million. The amount received in excess of the par value of the common shares was recorded in additional paid-in capital.

b)    Share Warrants

        In connection with its formation, the Company issued warrants to the founding group of shareholders which entitle them to purchase up to 12% of the aggregate number of outstanding shares, calculated on a fully diluted basis, on the exercise date at a price of $12.50 per share. The warrants are subject to anti-dilution provisions that adjust both the exercise price and the number of shares issuable upon exercise of the warrants in the event of dividends, distributions or stock adjustments. These provisions ensure that the holder is in the same position as if the warrant had been exercised immediately before the dividend, distribution or stock adjustment.

        As at December 31, 2003, 19,690,692 common shares (2002: 19,543,304: 2001: 18,780,664) would be issued pursuant to the warrants, if all warrants were exercised at a price of $12.43 (2002 and 2001 $12.50). The expiration date for the warrants is November 20, 2011.

        The warrants were granted to the founding group of shareholders as an inducement to purchase stock in the Company; therefore, no compensation expense has been recorded in connection with the warrants. The fair value of the warrants as at November 20, 2001 of $65.1 million has been included in additional paid-in capital. This value has been calculated using the Black-Scholes option-pricing model. The assumptions used were: risk-free interest rate 5.1%; expected life 7 years; and dividend yield nil.

13.    Benefit Plans

(a)    Employee Benefit Plans

1)    Pension Plans

        The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans are structured as defined contribution plans. During the year ended December 31, 2003, pension expenses totaled $3.9 million (2002: $1.0 million; 2001: $67).

2)    Long Term Equity Compensation Plan

        The Company has adopted a Long-Term Equity Compensation Plan that provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share and performance unit awards and share purchase rights. The maximum number of common shares with respect to which awards may be granted under the plan is 14,855,192, of which 1,200,000 are available for issuance pursuant to share purchase rights and of which 13,655,192 are available for issuance under all other awards. The plan is administered by the Compensation Committee of the Board of Directors.

(i)    Options

        Options granted under the plan generally expire 10 years after the date of grant and generally vest ratably on an annual basis over three years from the date of grant. Exercise prices are established at the fair value of the Company's common shares at the date of grant.

        Effective January 1, 2003, the Company adopted, prospectively, the fair value recognition provisions of FAS No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123") for all stock options granted after January 1, 2003. During the year ended December 31, 2003, the Company expensed $425 (2002: $18; 2001: $nil) related to the grant of options. The weighted average fair value of options granted during 2003 was $1,099 (2002: $7,676: 2001: $8,321). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003: risk free interest rates of 4.0% (2002: 3.8%; 2001: 5.1%), expected life of 7 years (2002 and 2001: 7 years), a dividend yield of 1.0% (2002 and 2001: nil) and an expected volatility of 22% (2001: nil).

        The following is a summary of stock options and related activity:

	Years ended				Period ended
	December 31, 2003		December 31, 2002		December 31, 2001
	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price
Outstanding—beginning of period	4,475,512	$13.03	2,589,112	$12.50	—	—
Granted	210,000	18.18	1,886,400	13.71	2,589,112	12.50
Exercised	(13,333)	(12.50)	—	—	—	—
Forfeited	(48,667)	(13.10)

Outstanding—end of period	4,623,512	$13.26	4,475,512	$13.03	2,589,112	$12.50

        The following table summarizes information about the Company's stock options for options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number of Options	Average Exercise Price	Average Remaining Contractual Life	Number of Options	Average Exercise Price
$12.50-$13.75	3,371,512	$12.55	7.98 years	2,077,542	$12.53
$13.76-$15.00	1,042,000	$14.41	8.71 years	380,670	$14.41
$15.01-$16.25	126,000	$16.25	9.04 years	—	—
$16.26-$25.65	84,000	$25.65	9.83 years	—	—

(ii)    Restricted Stock

        During the year ended December 31, 2003, 79,800 (2002: 1,652,000; 2001: 384,000) restricted common shares were awarded to employees of the Company and its subsidiaries and 36,000 restricted common shares were cancelled bringing the total issued to date to 2,079,800. Of this total, 200,000 shares were awarded outside of the plan to an employee of the Company and vested immediately upon issuance. The other restricted shares generally vest three years after the date of grant or upon the employee's earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and dividends but may not be transferred during the period of restriction and are forfeited if the employee's employment terminates prior to vesting. Compensation equivalent to the estimated fair market value at the date of grant is amortized over a three-year vesting period. During the year ended December 31, 2003, the Company expensed $8,185 (2002: $6,215; 2001: $89) of restricted stock to income.

(iii)    Share Purchase Rights

        The maximum number of shares that may be offered for purchase under the plan pursuant to share purchase rights is 1,200,000 shares. Share purchase rights may only be granted to employees. In order to assist employees in purchasing shares pursuant to a grant of share purchase rights, the Company guaranteed full recourse loans secured by the shares purchased with the loan proceeds to employees who were not executive officers of the Company. During the year ended December 31, 2003, share purchase rights exercisable for 583,240 common shares (2002: 338,320; 2001: nil) were awarded to employees of the Company and its subsidiaries and 921,560 common shares were issued pursuant to outstanding share purchase rights. At December 31, 2003, there were no unexercised share purchase rights outstanding.

(d)    Director Benefit Plans

(i)    2003 Directors Long-Term Equity Compensation Plan

        The Company has adopted a Directors Long-Term Equity Compensation Plan that provides for the granting of non-qualified stock options and stock awards (restricted and unrestricted) to non-employee directors of the Company. The maximum number of common shares with respect to which awards may be granted under the plan is 1,200,000. The plan is administered by the Board of Directors. In 2003, the directors were awarded a grant of 8,000 stock options plus $20,000 worth of common shares pursuant to a restricted stock grant. In addition, directors may elect to receive their fees in common shares rather than cash. All awards are made at the fair market value of the common shares at the time of grant. As at December 31, 2003, 32,000 (2002: nil) stock options, 4,866 (2002:19,584) common shares and 2,448 (2002: nil) restricted stock awards had been granted under the plan.

(ii)    2003 Directors Deferred Compensation Plan

        The Company has an unfunded nonqualified deferred compensation plan that allows participating directors to elect (i) the amount, if any, of cash or stock as fees for services to be deferred and (ii) the form in which payment is to be made. Directors who choose to defer fees otherwise payable in shares are credited a number of phantom stock units equal in amount to the number of shares of stock deferred. In the event a cash dividend is declared on the stock, the portion of the participant's deferral account denominated in phantom share units shall be credited with additional phantom share units (or portions thereof). Directors who choose to defer fees otherwise payable in cash shall be credited with interest on their cash deferral at a rate for the year of deferral that is 100 basis points above the 12-month LIBOR rate for deposits of U.S. dollars. Amounts deferred are 100% vested at all times. Generally, benefits are paid upon termination of service as a director. As at December 31, 2003, 17,620 (2002: 9,336) phantom share units had been issued under the plan.

14.    Related Party Transactions

        The transactions listed below are classified as related party transactions, as each counterparty has either a direct or indirect shareholding in the Company.

        AXIS Specialty entered into two agreements in November 2001 under which parties associated with certain of the Company's founding investors provided assistance in connection with the formation of AXIS Specialty. In connection with the first agreement, MMC Capital, Inc. received $25.8 million and John R. Charman received $2.5 million. In connection with the second agreement, Marsh & McLennan Companies, Inc. ("Marsh") received $8.4 million.

        AXIS Specialty entered into an advisory agreement in November 2001 with MMC Capital, Inc. ("MMC Capital"). Under this agreement, MMC Capital from time to time provides advice and assistance to the Company in connection with transactions and other matters as may be agreed by MMC Capital and the Company for a period of five years. During the term of this agreement, AXIS Specialty pays an annual fee of $1.0 million. During the year ended December 31, 2003, AXIS Specialty incurred $1.0 million (2002: $1.0 million; 2001: $115) of fees and expenses to MMC Capital pursuant to this agreement of which $250 (2002: $nil) was included in accounts payable and accrued expenses.

        AXIS Specialty entered into an agreement in November 2001 with The Putnam Advisory Company, L.L.C. ("Putnam") under which Putnam was appointed as an investment manager of part of the Company's investment portfolio. This agreement was entered into on an arms length basis on terms generally available in the market. During the year ended December 31, 2003, AXIS Specialty incurred $704 (2002: $671; 2001: $73) of fees pursuant to this agreement of which $176 (2002: $172) was included in accounts payable and accrued expenses.

        AXIS Specialty entered into agreements in November 2001 and December 2002 with J.P. Morgan Investment Management Inc. and its affiliates ("J.P. Morgan Investment Management") under which J.P. Morgan Investment Management was appointed as an investment manager of part of the Company's investment portfolio. These agreements were entered into on an arms length basis on terms available generally in the market. During the year ended December 31, 2003, AXIS Specialty incurred $530 (2002: $441; 2001: $57) of fees pursuant to these agreements of which $146 (2002: $240) was included in accounts payable and accrued expenses.

        During the year ended December 31, 2003, JPMorgan Chase Bank acted as administrative agent and lender for the Company's $550 million revolving credit facility. In addition, certain subsidiaries of the Company hold several bank accounts with JPMorgan Chase Bank. During the year ended December 31, 2003, the Company incurred fees in relation to these transactions of $678 (2002: $658), of which $210 (2002: $4) was included in accounts payable and accrued expenses.

        The Company's subsidiaries use Marsh and its subsidiaries for accounting and human resources consulting services. During the year ended December 31, 2003, the Company incurred $619 (2002: $570) in fees in connection with these transactions of which $44 (2002:$185) was included in accounts payable and accrued expenses. In addition, the Company pays brokerage and commissions to Marsh, which vary based on the amount of business produced. During the year ended December 31, 2003, the Company incurred $86.1 million (2002: $34.3 million; 2001: $44) in brokerage fees and commissions in connection with these transactions.

        In connection with its initial public offering, the Company used the investment banking services of JP Morgan Securities and Credit Suisse First Boston LLC. For these services, they received fees of $1.9 million and $2.4 million, respectively.

15.    Taxation

        Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016. The Company has operating subsidiaries and branch operations in the United States, Ireland, the United Kingdom and Switzerland and is subject to the relevant taxes in those jurisdictions.

        Income tax recovery for the year ended December 31, 2003 and December 31, 2002, was as follows:

	December 31, 2003	December 31, 2002
Current income tax	$8,306	$641
Deferred income tax recovery	(8,984)	(2,071)

Total income tax recovery	$(678)	$(1,430)

        There was no expense or payable in 2001 as the only operating company was located in Bermuda.

        Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax asset (liability) are as follows:

	December 31, 2003	December 31, 2002
Deferred tax assets:
Discounting of loss reserves	$6,818	$112
Unearned premium	6,845	32
Other	1,399	2,007

	$15,062	$2,151

Deferred tax liabilities:
Deferred acquisition costs	($5,021)	($80)
Other	(1,916)	—

	(6,937)	(80)

Net deferred tax asset	$8,125	$2,071

16.    Statutory Financial Information

        The Company's insurance and reinsurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Ireland and the United States. Statutory capital and surplus as reported to the relevant regulatory authorities for the principal operating subsidiaries of the Company as of December 31, 2003 was as follows:

	Bermuda	Ireland	United States
Required statutory capital and surplus	$776,259	$28,928	$47,900
Actual statutory capital and surplus	1,696,141	717,349	679,499

        The difference between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, net deferred tax assets, intangible assets, unrealized appreciation on investments or any unauthorized/authorized reinsurance charges.

        The Company's U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a Company falls below the control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors.

        As at December 31, 2003, there are no statutory restrictions on the payment of dividends from retained earnings by the Company as the minimum statutory capital and surplus requirements were satisfied by the share capital and additional paid-in capital of the Company in all jurisdictions in which it operates.

        As at December 31, 2003, the minimum levels of solvency and liquidity were met in all jurisdictions in which the Company operates.

17.    Stock Split

        These financial statements have been retroactively adjusted for an 8 for 1 share split, which was effective on June 30, 2003.

18.    Condensed Unaudited Quarterly Financial Data

	Quarters ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Gross premiums written	$608,587	$551,450	$633,942	$479,665
Net premiums earned	302,427	335,592	397,466	400,744
Net income	107,119	117,754	146,982	160,495
Comprehensive income	112,514	124,595	148,851	146,303
Net income per share—basic	$0.79	$0.86	$0.97	$1.05
Net income per share—diluted	$0.75	$0.81	$0.90	$0.97
	Quarters ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Gross premiums written	$265,679	$260,721	$252,260	$329,342
Net premiums earned	55,602	94,470	167,703	219,074
Net income	31,717	30,007	92,123	111,271
Comprehensive income	14,109	51,903	115,187	109,860
Net income per share—basic	$0.23	$0.22	$0.68	$0.82
Net income per share—diluted	$0.23	$0.22	$0.68	$0.80

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        The Company's management has carried out an evaluation, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        The Company's management is not aware of any change in its internal control over financial reporting that occurred during quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements, Financial Statement Schedules and Exhibits.

1.     Financial Statements

Included in Part II—See Item 8 of this report.

2.     Financial Statement Schedules

Schedule II	—	Condensed Financial Information of Registrant
Schedule III	—	Supplementary Insurance Information
Schedule IV	—	Reinsurance
Schedule VI	—	Supplementary Information Concerning Property/Casualty Insurance Operations—not required since consolidated loss reserves were not greater than the relevant threshold as at December 31, 2003.

3.     Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation and Memorandum of Association of AXIS Capital Holdings Limited*
3.2	Bye-laws of AXIS Capital Holdings Limited *
4.1	Specimen Common Share Certificate *
4.2	Specimen Amended and Restated Warrant to Acquire Common Shares
10.1	Amended and Restated Shareholders Agreement, dated December 31, 2002 among the Company and each of the persons listed on Schedule A thereto*
10.2	Employment Agreement between John R. Charman and AXIS Specialty, dated as of December 15, 2003
10.3	Service Agreement between Robert J. Newhouse, Jr. and AXIS Specialty, dated as of November 20, 2001 *
10.4	Service Agreement between Michael A. Butt and AXIS Specialty, dated as of December 15, 2003
10.5	Service Agreement between Michael E. Morrill and AXIS Specialty U.S. Services, Inc., dated as of February 6, 2003 *
10.6	Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc., dated as of February 6, 2003 *
10.7	Employment Agreement between Andrew Cook and Axis Specialty, dated as of December 10, 2001 *
10.8	Employment Agreement between William A. Fischer and AXIS Specialty, dated as of November 26, 2001 *
10.9	Employment Agreement between John Gressier and AXIS Specialty Europe Limited, dated as of November 21, 2002 *
10.10	Employment Agreement between Richard Strachan and AXIS Specialty Europe Limited, dated as of November 21, 2002 *
10.11	Credit Agreement among the Company, the subsidiary account parties thereto, various lending institutions and JPMorgan Chase Bank as Administrative Agent, dated as of March 27, 2003 *
10.12	2003 Long-Term Equity Compensation Plan*
10.13	2003 Directors Long-Term Equity Compensation Plan**
10.14	2003 Directors Deferred Compensation Plan*
10.15	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan
10.16	2002 Additional Bonus Plan
21.1	Subsidiaries of the Company *
23.1	Consent of Deloitte & Touche
24.1	Power of Attorney (included as part of the signature pages hereto).
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.2	Certification of Chief Executive Officer and Chief Financial Officer

*
Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-103620).

**
Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 333-110228).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2004.

AXIS CAPITAL HOLDINGS LIMITED
By:	/s/ JOHN R. CHARMAN John R. Charman Chief Executive Officer and President

POWER OF ATTORNEY

        We, the undersigned directors and executive officers of AXIS Capital Holdings Limited, hereby severally constitute, Andrew Cook, Carol S. Rivers and Clare E. Moran, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2004.

Signature	Title

/s/ JOHN R. CHARMAN John R. Charman	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ ANDREW COOK Andrew Cook	Chief Financial Officer (Principal Financial Officer)
/s/ CLARE E. MORAN Clare E. Moran	Vice President and Controller (Controller)
/s/ MICHAEL A. BUTT Michael A. Butt	Director
/s/ ROBERT J. NEWHOUSE, JR. Robert J. Newhouse, Jr.	Director

/s/ CHARLES A. DAVIS Charles A. Davis	Director
/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director
/s/ W. THOMAS FORRESTER W. Thomas Forrester	Director
/s/ DONALD J. GREENE Donald J. Greene	Director
/s/ MAURICE A. KEANE Maurice A. Keane	Director
/s/ EDWARD J. KELLY, III Edward J. Kelly, III	Director
/s/ ANDREW H. RUSH Andrew H. Rush	Director
/s/ SCOTT A. SCHOEN Scott A. Schoen	Director
/s/ FRANK J. TASCO Frank J. Tasco	Director
/s/ JEFFREY C. WALKER Jeffrey C. Walker	Director

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

BALANCE SHEET

As at December 31, 2003 and 2002
(Expressed in thousands of U.S. Dollars)

	December 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	20,458	60,578
Investments at fair value	—	64,010
Accrued interest receivable	—	378
Investment in subsidiaries	2,747,915	1,817,476
Intercompany receivable	23,860	—
Other assets	12	4,283

Total Assets	2,792,245	1,946,726

Liabilities
Accounts payable	261	—
Intercompany payable	—	11,218

Total Liabilities	261	11,218
Shareholder's Equity
Share capital	1,906	1,727
Additional paid-in capital	2,000,731	1,686,599
Deferred compensation	—	(20,576)
Other comprehensive income	—	(41)
Retained earnings	789,347	267,799

Total Shareholders Equity	2,791,984	1,935,508

Total Liabilites & Shareholders Equity	2,792,245	1,946,726

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended December 31, 2003 and 2002
(Expressed in thousands of U.S.Dollars)

	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenue
Equity in net earnings of subsidiaries	536,689	267,792
Net investment income	799	7
Realized gains	542	—
Expenses
General and administrative expenses	5,680	—

Income before income taxes	532,350	267,799
Income Taxes	—	—

Net Income	532,350	267,799
Other comprehensive income
Unrealized gains (losses) arising during the year	583	(41)
Adjustment for re-classification of (gains) losses realized in income	(542)	—

Comprehensive income	532,391	267,758

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

STATEMENT OF CASH FLOWS

For the year ended December 31, 2003 and 2002
(Expressed in thousands of U.S.Dollars)

	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows provided by operating activites:
Net income	532,350	267,799
Adjustments to reconcile net income to net cash provided by (used in) operating activites:
Amortization of of discounts on fixed maturities	140	2
Gains on sale of investments	(542)	—
Amortization of deferred compensation	8,212	—
Accrued interest receivable	378	(378)
Intercompany receivable	(23,860)	—
Intercompany payable	(11,218)	—
Other assets	33	—
Accounts payable	261	—
Purchase of accrued interest receivable	—	369
Equity in net earnings of subsidiaries	(536,689)	(267,792)

Total adjustments	(563,285)	(267,799)

Net cash provided by operating activities	(30,935)	0
Cash flows provided by (used in) investing activities:
Dividend from subsidiary	149,900	125,000
Purchases/sales of fixed maturites and short-term investments	64,453	(64,422)
Investment in subsidiaries	(543,650)	—

Net cash used in investing activities	(329,297)	60,578
Cash flows provided by (used in) financing activities:
Issue of shares, net	330,913	—
Dividends paid	(10,802)	—

Net cash used in financing activities	320,111	—
Increase in cash and cash equivalents	(40,121)	60,578
Cash and cash equivalents—beginning of period	60,578	—

Cash and cash equivalents—end of period	20,458	60,578

SCHEDULE III

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY INSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
AND THE PERIOD ENDED DECEMBER 31, 2001

Year ended December 31, 2003

	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Global Insurance	81,197	481,729	586,887	763,339		387,953	115,359	939,909
Global Reinsurance	28,613	227,351	130,256	418,235		174,391	71,090	453,568
US Insurance	1,996	223,765	311,114	168,252		108,497	21,130	314,100
US Reinsurance	24,475	60,001	115,190	86,404		63,178	22,133	200,811
Not allocated to segments					73,961				94,589

Total	136,281	992,846	1,143,447	1,436,230	73,961	734,019	229,712	1,908,388	94,589

Year ended December 31, 2002

	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Global Insurance	54,360	133,000	461,844	314,613		137,848	56,683	704,033
Global Reinsurance	22,806	82,934	94,118	222,237		91,417	47,020	314,244
Not allocated to segments					71,287				46,521

Total	77,166	215,934	555,962	536,850	71,287	229,265	103,703	1,018,277	46,521

Period ended December 31, 2001

	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Global Insurance	1,983	886	22,751	1,713		886	320	24,465
Global Reinsurance	232	77	2,111	171		77	512	2,281
Not allocated to segments					4,763				2,566

Total	2,215	963	24,862	1,884	4,763	963	832	26,746	2,566

(1)
Investment income is not allocated to the Company's segments as the invested assets are managed centrally.

SCHEDULE IV

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY REINSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
AND THE PERIOD ENDED DECEMBER 31, 2001

	GROSS	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET
Year ended December 31, 2003	1,162	365	1,111	1,908	58%
Year ended December 31, 2002	469	90	639	1,018	63%
Period ended December 31, 2001	13	—	14	27	52%

QuickLinks

TABLE OF CONTENTS
PART I
Global Insurance—Gross Premiums Written by Line
Global Reinsurance—Gross Premiums Written by Line
Global Reinsurance—Gross Premiums Written by Geographic Area
U.S. Insurance—Gross Premiums Written by Line
U.S. Reinsurance—Gross Premiums Written by Line
Gross Premiums Written by Broker
Gross, Ceded and Net Premiums Written and Earned
Types of Securities in Our Fixed Income Portfolio and Their Fair Market Values and Amortized Costs
Credit Ratings for Our Fixed Income Portfolio
Maturity Distribution for Our Fixed Income Portfolio
Net Investment Income and Returns on Investments
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A Quantitative and Qualitative Disclosure about Market Risk
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
AXIS CAPITAL HOLDINGS LIMITED CONSOLIDATED BALANCE SHEETS As at December 31, 2003 and 2002 (Expressed in thousands of U.S. dollars, except share amounts)
AXIS CAPITAL HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME For the years ended December 31, 2003 and 2002 and the period from November 8, 2001 to December 31, 2001 (Expressed in thousands of U.S. dollars, except share and per share amounts)
AXIS CAPITAL HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the years ended December 31, 2003 and 2002 and the period from November 8, 2001 to December 31, 2001 (Expressed in thousands of U.S. dollars)
AXIS CAPITAL HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2003 and 2002 and the period from November 8, 2001 to December 31, 2001 (Expressed in thousands of U.S. dollars)
AXIS CAPITAL HOLDINGS LIMITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Expressed in thousands of U.S. dollars, except share and per share amounts)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
  SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED BALANCE SHEET As at December 31, 2003 and 2002 (Expressed in thousands of U.S. Dollars)
  SCHEDULE II (Continued)
AXIS CAPITAL HOLDINGS LIMITED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME For the years ended December 31, 2003 and 2002 (Expressed in thousands of U.S.Dollars)
  SCHEDULE II (Continued)
AXIS CAPITAL HOLDINGS LIMITED STATEMENT OF CASH FLOWS For the year ended December 31, 2003 and 2002 (Expressed in thousands of U.S.Dollars)
  SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED SUPPLEMENTARY INSURANCE INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE PERIOD ENDED DECEMBER 31, 2001
  SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED SUPPLEMENTARY REINSURANCE INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE PERIOD ENDED DECEMBER 31, 2001