Form 10-Q
period 2004-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2004-05-05
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 3, 2004, there were 154,913,914 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2004 and December 31, 2003

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$802,129	$605,175
Investments at fair market value (Amortized cost 2004: $3,633,957; 2003: $3,359,102)	3,692,455	3,385,576
Other investments	9,332	—
Accrued interest receivable	30,564	29,530
Net receivable for investments sold	—	3,371
Securities lending collateral	505,186	—
Insurance and reinsurance premium balances receivable	1,019,195	660,530
Deferred acquisition costs	219,113	136,281
Prepaid reinsurance premiums	213,994	164,999
Reinsurance recoverable	190,917	124,899
Intangible assets	24,204	24,579
Other assets	39,899	37,333
Total Assets	$6,746,988	$5,172,273

Liabilities
Reserve for losses and loss expenses	$1,261,094	$992,846
Unearned premiums	1,620,384	1,143,447
Insurance and reinsurance balances payable	193,252	151,381
Accounts payable and accrued expenses	39,456	67,451
Securities lending payable	504,730	—
Net payable for investments purchased	121,509	—
Total Liabilities	3,740,425	2,355,125

Shareholders’ Equity
Share capital (Authorized 800,000,000 common shares, par value$0.0125; issued and outstanding 2004: 152,480,904; 2003:152,474,011)	1,906	1,906
Additional paid-in capital	2,005,425	2,000,731
Accumulated other comprehensive income, net of tax	53,906	25,164
Retained earnings	945,326	789,347
Total Shareholders’ Equity	3,006,563	2,817,148

Total Liabilities & Shareholders’ Equity	$6,746,988	$5,172,273

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

For the quarters ended March 31, 2004 and March 31, 2003
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters ended
	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$1,044,123	$608,587
Premiums ceded	(144,933)	(68,443)
Change in unearned premiums	(427,942)	(237,717)
Net premiums earned	471,248	302,427

Net investment income	31,259	11,352
Net realized gains	10,097	11,198
Other insurance related income	288	1,106
Total revenues	512,892	326,083

Expenses
Net losses and loss expenses	242,600	146,335
Acquisition costs (related party 2004: $24,698; 2003: $17,972)	56,963	44,251
General and administrative expenses	41,888	30,362
Foreign exchange	1,145	(1,887)
Total expenses	342,596	219,061

Income before income taxes	170,296	107,022
Income tax (expense) recovery	(3,510)	97
Net Income	166,786	107,119

Other comprehensive income
Unrealized gains arising during the period	31,792	12,558
Adjustment for re-classification of gains realized in income, net of tax	(3,050)	(7,163)
Comprehensive income, net of tax	$195,528	$112,514

Weighted average common shares and common share equivalents - basic	152,480,904	136,381,025

Weighted average common shares and common share equivalents - diluted	167,252,826	142,785,514

Net income per share - basic	$1.09	$0.79

Net income per share - diluted	$1.00	$0.75

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY

For the quarters ended March 31, 2004 and March 31, 2003
(Expressed in thousands of U.S. dollars)

	Quarters ended
	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)
Share capital
Balance at beginning of period	$1,906	$1,727
Issued during period	—	2
Balance at end of period	$1,906	$1,729

Additional paid-in capital
Balance at beginning of period	$2,000,731	$1,686,599
Shares issued, net of costs	58	3,339
Stock option expense	772	—
Stock compensation expense	3,864	—
Balance at end of period	$2,005,425	$1,689,938

Deferred compensation
Balance at beginning of period	$—	$(20,576)
Issue of restricted shares	—	(1,004)
Amortization of deferred compensation	—	2,055
Balance at end of period	$—	$(19,525)

Accumulated other comprehensive income, net of tax
Balance at beginning of period	$25,164	$25,484
Change in unrealized gain	32,048	5,395
Change in deferred taxes	(3,306)	—
Balance at end of period	$53,906	$30,879

Retained earnings
Balance at beginning of period	$789,347	$267,799
Dividends paid	(10,807)	—
Net income for period	166,786	107,119
Balance at end of period	$945,326	$374,918

Total Shareholders’ Equity	$3,006,563	$2,077,939

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2004 and March 31, 2003
(Expressed in thousands of U.S. dollars)

	Quarters ended
	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities:
Net income	$166,786	$107,119
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on sales of investments	(10,097)	(11,198)
Amortization of discounts on fixed maturities	8,589	12,445
Amortization of deferred compensation	4,636	2,055
Amortization of intangible assets	375	—
Accrued interest receivable	(1,034)	1,919
Insurance and reinsurance premium balances receivable	(358,666)	(196,736)
Deferred acquisition costs	(82,832)	(41,159)
Prepaid reinsurance premiums	(48,995)	(53,831)
Reinsurance recoverable	(66,018)	(17,362)
Other assets	(2,567)	(4,795)
Reserve for losses and loss expenses	268,248	135,442
Unearned premiums	476,937	291,549
Insurance and reinsurance balances payable	41,871	37,985
Accounts payable and accrued expenses	(31,757)	1,005
Total adjustments	198,690	157,319
Net cash provided by operating activities	365,476	264,438
Cash flows provided by (used in) investing activities:
Net cash paid in acquisition of subsidiaries	—	(34,664)
Purchases of other investments	(9,332)	—
Purchases of available-for-sale securities	(1,520,577)	(1,913,047)
Sales of available-for-sale securities	1,372,134	1,829,950
Net cash used in investing activities	(157,775)	(117,761)
Cash flows provided by (used in) financing activities:
Dividend	(10,807)	—
Issue of shares, net	60	6,575
Net cash (used in) provided by financing activities	(10,747)	6,575
Increase in cash and cash equivalents	196,954	153,252
Cash and cash equivalents - beginning of period	605,175	729,296
Cash and cash equivalents - end of period	$802,129	$882,548

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.             Basis of Preparation and Consolidation

These unaudited condensed consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and all of its subsidiaries (collectively referred to as the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis and the estimation of fair values for contracts that meet the definition of derivatives under FAS 133. Some items in the financial statements have been reclassified to conform to the current year classification.

2.             New Accounting Pronouncements

On March 31, 2003, the FASB issued FAS No.148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” FAS 148 amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the existing disclosure to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The additional disclosure requirements are effective for fiscal quarters ended after December 15, 2002. The Company adopted FAS No. 123 effective January 1, 2003 by applying the prospective method permitted under FAS No. 148. Prior to 2003, the Company followed Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock compensation. With respect to unvested restricted stock awards, the amount of deferred compensation is eliminated from share capital and additional paid in capital. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation.

		For the quarters ended
		March 31, 2004	March 31, 2003
Net income, as reported		$166,786	$107,119
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	4,057	2,055
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,741)	(3,586)

Pro-forma net income		$166,102	$105,588
Net income per share:
	Basic – as reported	$1.09	$0.79
	Basic – pro forma	$1.09	$0.77
	Diluted – as reported	$1.00	$0.75
	Diluted – pro forma	$0.99	$0.74

3.             Segment Information

The Company’s business consists of four underwriting segments: global insurance, global reinsurance, U.S. insurance and U.S. reinsurance. The Company evaluates the performance of each underwriting segment based on underwriting results. With effect from January 1, 2004, the Company included the personnel expenses of its underwriters in general and administrative expenses; prior to that date they were included in acquisition costs. Disclosures relating to prior periods have been restated to reflect this change. In addition, with effect from January 1, 2004 the Company allocated all of its general and administrative costs, except for its corporate expenses, to each of its underwriting segments. The Company’s corporate costs include some holding company costs necessary to support the Company’s worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.  Prior periods have not been restated to reflect the full allocation of general and administrative costs, as the Company’s business segments were not fully operational throughout 2003. The Company does not allocate its assets by segment as it evaluates the underwriting results of each segment separately from the results of its investment portfolio.

Certain business written by the Company has loss experience generally characterized as low frequency and high severity.  This may result in volatility in both the Company’s and an individual segment’s operating results and cash flows.

Global Insurance

The Company’s global insurance segment principally consists of specialty lines business sourced primarily outside of the U.S. but covering exposures throughout the world. In this segment, the Company offers clients tailored solutions in order to respond to their distinctive risk characteristics. Since most of the lines in this segment are for property and not for casualty coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business, which facilitates the Company’s reserving process for this segment.

Global Reinsurance

The Company’s global reinsurance segment consists of treaty reinsurance business sourced outside of the U.S.  and underwritten in its Bermuda and Zurich offices.  The Company’s Bermuda office sources business from clients outside of continental Europe whereas the Zurich office sources business from clients based in continental Europe. The Company’s Bermuda-based portfolio consists of short tail severity driven products that principally cover property exposures. The Company’s Zurich-based portfolio consists not only of short tail property exposures but also more medium tail exposures such as motor excess of loss and trade credit lines of business.

U.S. Insurance

The Company’s U.S. insurance segment principally consists of specialty lines business sourced in the U.S. and primarily includes the following risk classifications: commercial property, commercial liability and professional lines.

U.S. Reinsurance

The Company’s U.S. reinsurance segment principally consists of treaty reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties written in the Company’s U.S. reinsurance segment include: professional lines, liability, property, marine and aviation. These contracts can be written on either an excess of loss basis or a proportional basis.

The following tables summarize the underwriting results, ratios and the reserves for losses and loss expenses for the four business segments as of and for the quarters ended March 31, 2004 and March 31, 2003.

Quarter ended March 31, 2004

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$300,408	$429,075	$148,343	$166,297	—	$1,044,123
Net premiums written	232,539	420,175	80,824	165,652	—	899,190
Net premiums earned	199,716	144,994	73,904	52,634	—	471,248
Other insurance related income	179	109	—	—	—	288
Expenses:
Net losses and loss expenses	98,527	55,141	49,617	39,315	—	242,600
Acquisition costs	26,041	20,791	173	9,958	—	56,963
General and administrative expenses	8,190	6,507	15,593	2,595	—	32,885
Underwriting profit	67,137	62,664	8,521	766	—	139,088

Corporate expenses					(9,003)	(9,003)
Net investment income					31,259	31,259
Realized gains on investments					10,097	10,097
Foreign exchange					(1,145)	(1,145)
Income before income taxes						$170,296

Ratios:
Net loss and loss expense ratio	49.3%	38.0%	67.1%	74.7%		51.5%
Acquisition cost ratio	13.0%	14.3%	0.2%	18.9%		12.1%
General and administrative expense ratio	4.1%	4.5%	21.1%	4.9%	1.9%	8.9%
Combined ratio	66.4%	56.8%	88.4%	98.5%	1.9%	72.5%

Reserve for losses and loss expenses as at March 31, 2004	$571,787	$274,694	$315,212	$99,401	n/a	$1,261,094

Quarter ended March 31, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$243,647	$211,499	$91,912	$61,529	—	$608,587
Net premiums written	225,814	206,666	46,135	61,529	—	540,144
Net premiums earned	181,864	93,685	16,046	10,832	—	302,427
Other insurance related income	1,106	—	—	—	—	1,106
Expenses:
Net losses and loss expenses	85,892	44,438	9,617	6,388	—	146,335
Acquisition costs	23,851	17,013	469	2,918	—	44,251
General and administrative expenses (1)	2,956	1,478	3,649	701	—	8,784
Underwriting profit	70,271	30,756	2,311	825	—	104,163

Corporate expenses (1)					(21,578)	(21,578)
Net investment income					11,352	11,352
Realized gains on investments					11,198	11,198
Foreign exchange					1,887	1,887
Income before income taxes						$107,022

Ratios:
Net loss and loss expense ratio	47.2%	47.4%	59.9%	59.0%		48.4%
Acquisition cost ratio	13.1%	18.2%	2.9%	26.9%		14.7%
General and administrative expense ratio (1)	1.6%	1.6%	22.7%	6.5%	7.1%	10.0%
Combined ratio	61.9%	67.2%	85.5%	92.4%		73.1%

Reserve for losses and loss expenses as at March 31, 2003	$196,969	$118,825	$28,561	$7,021	n/a	$351,376

(1) For the quarter ended March 31, 2003, the Company did not allocate any of its general and administrative expenses, except for the personnel expenses of its underwriters.

4.                                      Securities Lending

The Company participates in a securities lending program whereby the Company’s securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $494.8 million and $nil million in securities on loan at March 31, 2004 and December 31, 2003, respectively.

5.             Other Investments

The Company invested $9.3 million in the senior preferred shares of a collateralized loan obligation over which the Company does not have significant influence and in whose management the Company does not participate. The collateral manager is Blackstone Debt Advisors L.P., which is a related party as it has an indirect shareholding in the Company. The Company currently carries this investment at cost as the investment is unquoted. The Company will re-evaluate this policy as required.

6.             Benefit Plans

The following table presents the components of the Company’s defined benefit pension expense for the three months ended March 31, 2004.

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)

Interest costs	161	—
Amortization of prior service costs	536	—
Total pension expense	$697	$—

7.             Commitments and contingencies

On March 25, 2004, the Company renewed its credit facility by entering into a three-year $750 million credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as administrative agent and lender. Under the terms of the new credit facility, up to $750 million may be used by the Company and its subsiduaries, AXIS Specialty Limited, AXIS Re Limited and AXIS Specialty Europe Limited, to issue letters of credit and up to $300 million may be used by these entities for general corporate purposes, with total borrowings not to exceed $750 million. The Company anticipates that additional subsidiaries, AXIS Reinsurance Company, AXIS Specialty Insurance Company and AXIS Surplus Insurance Company, will become parties to the new credit facility upon receipt of regulatory approvals from their respective state insurance authorities. The credit facility contains various loan covenants with which the Company must comply, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The credit facility also requires that the Company maintain (A) a minimum amount of consolidated shareholders’ equity equal to or greater than the sum of $1.975 billion plus (1) 50% of consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2005 and (2) 100% of the net cash proceeds received after March 25, 2004 from any issuance of our capital stock, and (B) a debt to total capitalization ratio not greater than 0.35:1.00. The credit facility contains restrictions on the Company’s ability to make acquisitions, except that it may, among other things, acquire assets and entities in the insurance and reinsurance business for consideration in an aggregate amount not in excess of $250 million. The Company’s ability to pay dividends or make other restricted payments is also limited, except that it may, among other things, pay cash dividends to shareholders in an amount not exceeding $150 million for any fiscal year and it may repurchase shares of its capital stock for consideration in an aggregate amount not exceeding $500 million. There was no debt outstanding under the credit facility at March 31, 2004 or December 31, 2003. At March 31, 2004, the Company had letters of credit of $120.9 million outstanding under its then existing credit facility. At December 31, 2003, the Company had letters of credit of $127.3 million outstanding under its then existing credit facility.

In February 2004, the Company invested in a collateralized loan obligation with a carrying value of $9.3 million included in other investments. See note (5).  In connection with this investment, the Company has commitments that may require additional funding of up to $15.7 million over the next two years.

8.             Net income per share

The following table sets forth the calculation of basic and diluted earnings per share:

	Quarter ended
	March 31, 2004	March 31, 2003

Net income per share - basic
Net income	$166,786	$107,119
Weighted average common shares outstanding	152,480,904	136,381,025
Net income per share - basic	$1.09	$0.79

Net income per share - diluted
Weighted average common shares outstanding	152,480,904	136,381,025
Share equivalents
Warrants	11,451,811	5,098,395
Options	2,405,306	1,037,145
Restricted stock	914,805	268,949
Weighted average common shares outstanding – diluted	167,252,826	142,785,514
Net income per share - diluted	$1.00	$0.75

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We underwrite insurance and reinsurance on a global basis. Our business consists of four segments: global insurance, global reinsurance, U.S. insurance and U.S. reinsurance. On July 7, 2003, we completed an initial public offering of 15.4 million newly issued common shares and 9.3 million common shares offered by selling shareholders. Net proceeds to the Company from the offering were $316.0 million and have been credited to shareholders’ equity.

The markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable. Historically, underwriting capacity has been impacted by several factors, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results and the ratings and financial strength of competitors. During 2003, many companies operating in our markets were recovering from the consequences of a prolonged period of excess underwriting capacity, which generally produced favorable pricing, terms and conditions for the risks we underwrite. We believe that we will benefit from continued underwriting discipline in most lines of business and from insurers seeking to move their business from insurers and reinsurers with legacy balance sheet issues and reserving shortfalls to financially stronger insurers and reinsurers.

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

Our premium income is supplemented by the income we generate from our investment portfolio. Our investment portfolio consists primarily of fixed income investments that are held as available for sale. Under GAAP, these investments are carried at fair market value and unrealized gains and losses on the investments are not included in our statement of operations. Rather, these unrealized gains and losses are included on our balance sheet in accumulated other comprehensive income as a separate component of shareholders’ equity. Our current investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high-quality, diversified portfolio. The volatility of claims and the interest rate environment can affect the returns we generate on our investment portfolio.

Our expenses primarily consist of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses are management’s best estimate of the ultimate cost of claims incurred during a reporting period. Many aspects of our business have loss experience characterized as low frequency and high severity, which may cause volatility to our results of operations from period to period. Also, we have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophic events. The incidence and occurrence of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. Although we attempt to manage our exposure to such events across the organization in a variety of ways, including transfer of risk to other reinsurers, a single catastrophic event could affect multiple business segments and the frequency or severity of a catastrophic event could exceed our estimates.

Acquisition costs relate to the fees, commissions and taxes paid to obtain business. Typically, these are based on a percentage of the premium written and will vary by each line of business that we underwrite.

General and administrative expenses consist primarily of personnel and general operating expenses. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date they were included in acquisition costs. Disclosures relating to prior periods have been restated to reflect this change. In addition, with effect from January 1, 2004 we allocated all of our general and administrative costs, except for corporate expenses, to each of our underwriting segments. Our corporate costs include some holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.  Prior periods have not been restated to reflect the full allocation of general and administrative costs, as our business segments were not fully operational throughout 2003. We do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of its investment portfolio.

Our ultimate objective as an insurance and reinsurance company is to generate superior returns on capital that appropriately reward us for the risks we assume and to grow revenue only when we deem it profitable. To achieve this objective, we must be able to accurately assess the potential losses associated with the risks that we insure and reinsure across the organization, to manage our investment portfolio risk appropriately and to control acquisition costs and infrastructure throughout the organization. Two financial measures that are meaningful in analyzing our performance are return on equity and combined ratio. Our return on equity calculation is based on the level of net income generated from the average of the opening and closing shareholders’ equity during the period. The combined ratio is a formula used by insurance and reinsurance companies to relate net premiums earned during a period to net losses and loss expenses, acquisition costs and general and administrative expenses during a period. A combined ratio above 100% indicates that a company is incurring more in net losses and loss expenses, acquisition costs and general and administrative expenses than it is earning in net premiums. We consider the combined ratio an appropriate indicator of our underwriting performance, particularly given the short tail orientation of our overall portfolio of risks. The following table details our key performance indicators:

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003

Gross premiums written	$1,044,123	$608,587
Net premiums earned	471,248	302,427
Net income	166,786	107,119
Net loss and loss expense ratio	51.5%	48.4%
Combined ratio	72.5%	73.1%

Annualized return on average equity	22.9%	21.2%

Because we have a limited operating history, period to period comparisons of our results of operations may not be meaningful and there may be volatility in both our results of operations and financial condition. In addition, the amount of premiums written with respect to any particular segment or line of business may vary from quarter to quarter and year to year as a result of changes in market conditions.

Acquisition History

On February 28, 2003, we completed the acquisition of Sheffield Insurance Corporation for $34.7 million and subsequently renamed it AXIS Surplus Insurance Company. At the time of purchase, Sheffield Insurance Company was licensed to write insurance in Illinois and Alabama and eligible to write surplus lines insurance in 39 states and the District of Columbia. In addition, we added a team of insurance professionals from Combined Specialty Group, Inc. In the first half of 2003, we acquired the renewal rights to a book of directors’ and officers’ liability insurance and related lines business written by the Financial Insurance Solutions (“FIS”) group of The Kemper Insurance Companies (“Kemper”) in exchange for an agreement to make an override payment. The override payment is based on a percentage of gross written premiums of all FIS accounts that are renewed by the Company. We purchased this company and agreed to acquire these rights as the foundation for commencing our U.S. insurance operations.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Managements’ Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K dated February 26, 2004.

Results of Operations

Quarters ended March 31, 2004 and 2003

Premiums.  In the quarter ended March 31, 2004, gross premiums written were $1.1 billion compared with $608.6 million for the quarter ended March 31, 2003, an increase of $435.5 million. Of this increase, 50% was generated by our global reinsurance segment, 24% by our U.S. reinsurance segment, 13% by our global insurance segment and 13% by our U.S. insurance segment. The increase in gross premiums written in our global reinsurance segment was primarily driven by our expansion into continental Europe in November 2003. The increases in gross premiums written in our U.S. segments were primarily due to greater market penetration and our ability to participate fully in the first quarter’s renewal season. We expect the mix of business within and between our segments to change over time based on market conditions and our view of the long term profit potential of individual lines of business.

Premiums ceded for the quarter ended March 31, 2004 were $144.9 million compared with $68.4 million for the quarter ended March 31, 2003, an increase of $76.5 million. We purchase reinsurance to reduce our exposure to risk of loss on some lines of business written primarily within our global insurance and U.S. insurance segments. The increase in ceded premiums was generated primarily within these segments.

Net premiums earned for the quarter ended March 31, 2004 were $471.2 million compared with $302.4 million for the quarter ended March 31, 2003, an increase of $168.8 million. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written in all of our segments over a rolling twelve month period ended March 31, 2004 compared to the rolling twelve month period ended March 31, 2003, our net premiums earned increased.

Net Investment Income and Net Realized Gains.  Net investment income, including realized gains, for the quarter ended March 31, 2004 was $41.4 million compared with $22.6 million for the quarter ended March 31, 2003, an increase of $18.8 million.

Net Investment Income. Net investment income for the quarter ended March 31, 2004 was $31.3 million compared with $11.4 million for the quarter ended March 31, 2003, an increase of $19.9 million. This was due to a combination of higher investment balances and higher investment yields. The 2003 amount also included an additional charge to the amortization expense on our mortgage-backed securities portfolio. Net investment income consisted primarily of interest on fixed income securities that was partially offset by investment management, accounting and custody fees of $1.7 million for the quarter ended March 31, 2004 compared with $1.2 million for the quarter ended March 31, 2003. The higher fees were a result of an increase in our assets managed by external portfolio managers.

The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) for the quarter ended March 31, 2004 was 3.3% compared with 2.0% for the quarter ended March 31, 2003. The increase in the effective yield was due to the movement of cash balances into longer duration investments. The 2003 yield also was reduced by the additional charge to the amortization expense on our mortgage-backed securities portfolio.

Net Realized Gains. Net realized gains for the quarter ended March 31, 2004 were $10.1 million compared with $11.2 million for the quarter ended March 31, 2003, a decrease of $1.1 million. We invest our portfolios to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter. Some of our mortgage-backed securities are required to be classified as derivatives; included within net realized gains was $0.1 million in realized losses and a negligible amount in unrealized gains relating to these securities.

The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the quarter ended March 31, 2004 was 2.0% compared with 1.2% for the quarter ended March 31, 2003. The total return for an investment portfolio consists of price and income return. Our total return was higher in 2004 due to a combination of higher absolute yields achieved resulting in a higher income return and a positive price return due to a decline in U.S. interest rates during the quarter.

Other Insurance Related Income.  Other insurance related income for the quarter ended March 31, 2004 was $0.3 million compared with income of $1.1 million for the quarter ended March 31, 2003, a decrease of $0.8 million. This income related to the movement in the fair value of our insurance and reinsurance contracts that meet the definition of a derivative.

Net Losses and Loss Expenses.  Net losses and loss expenses for the quarter ended March 31, 2004 were $242.6 million compared to $146.3 million for the quarter ended March 31, 2003, an increase of $96.3 million. This increase was a result of the increase in the volume of net premiums earned. The net loss and loss expense ratio for the quarter ended March 31, 2004 was 51.5% compared to 48.4% for the quarter ended March 31, 2003. This increase was a result of the change in the mix of business due to the development of our U.S. operations.

Acquisition Costs.  Acquisition costs for the quarter ended March 31, 2004 were $57.0 million compared to $44.3 million for the quarter ended March 31, 2003, an increase of $12.7 million. This increase was a result of the increase in the volume of net premiums earned. The acquisition cost ratio for the quarter ended March 31, 2004 was 12.1% compared to 14.7% for the quarter ended March 31, 2003. This decrease resulted primarily from the effects of a change in business mix; our U.S. insurance segment, which began underwriting in 2003, has a lower acquisition cost ratio than our other segments due to the receipt of ceding commissions on some outward reinsurance contracts that are recorded as an offset to acquisition costs. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date they were included in acquisition costs. Our disclosures for prior periods have been restated to reflect this change.

General and Administrative Expenses.  General and administrative expenses for the quarter ended March 31, 2004 were $41.9 million, compared to $30.4 million for the quarter ended March 31, 2003, an increase of $11.5 million. This increase was primarily driven by the establishment and expansion of operations in the U.S. and Europe. The general and administrative expense ratio for the quarter ended March 31, 2004 was 8.9% compared to 10.0% for the quarter ended March 31, 2003. The reduction in the ratio was caused by an increase in the volume of net premiums earned.

Foreign Exchange Gains.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the quarter ended March 31, 2004, we experienced a loss of $1.1 million compared to a gain of $1.9 million for the quarter ended March 31, 2003, a decrease of $3.0 million. This decrease was principally attributable to asset balances denominated in Euros following an increase in the level of gross premiums written in this currency in our global reinsurance segment. The Euro depreciated by 2.1%, against the U.S. dollar from January 1, 2004 to March 31, 2004.

Income Tax (Expense) Recovery.  The income tax expense for the quarter ended March 31, 2004 was $3.5 million and for the quarter ended March 31, 2003 we had an overall tax benefit of $0.1 million.

Net Income.  Net income for the quarter ended March 31, 2004 was $166.8 million compared to $107.1 million, an increase of $59.7 million. Net income for the quarter ended March 31, 2004 consisted of net underwriting income of $130.0 million, net investment income and net realized gains of $41.4 million, foreign exchange losses of $1.1 million and tax expense of $3.5 million. Net income for the quarter ended March 31, 2003 consisted of net underwriting income of $82.6 million, net investment income and net realized gains of $22.6 million, foreign exchange gains of $1.9 million and an overall tax benefit of $0.1 million.

Comprehensive Income.  Comprehensive income for the quarter ended March 31, 2004 was $195.5 million compared to $112.5 million for the quarter ended March 31, 2003, an increase of $83.0 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the quarter ended March 31, 2004, we experienced an increase of $28.7 million in the unrealized position in our investment portfolio compared to an increase of $5.4 million during the quarter ended March 31, 2003.

Underwriting Results by Segment

Our business consists of four underwriting segments: global insurance, global reinsurance, U.S. insurance and U.S. reinsurance.

We evaluate the performance of each underwriting segment based on underwriting results. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date they were included in acquisition costs. Disclosures relating to prior periods have been restated to reflect this change. In addition, with effect from January 1, 2004, we allocated all of our general and administrative costs, except for corporate expenses, to each of our underwriting segments. Our corporate costs include some holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. We do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

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

Quarters ended March 31, 2004 and March 31, 2003

The following table summarizes the underwriting results and ratios for the quarters ended March 31, 2004 and March 31, 2003:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$300,408	$243,647	$56,761
Net premiums written	232,539	225,814	6,725
Net premiums earned	199,716	181,864	17,852
Other insurance related income	179	1,106	(927)
Expenses:
Net losses and loss expenses	98,527	85,892	12,635
Acquisition costs	26,041	23,851	2,190
General and administrative expenses (1)	8,190	2,956	5,234
Underwriting profit	$67,137	$70,271	$(3,134)
Ratios:
Net loss and loss expense ratio	49.3%	47.2%	2.1%
Acquisition cost ratio	13.0%	13.1%	(0.1)%
General and administrative expense ratio (1)	4.1%	1.6%	2.5%
Combined ratio	66.4%	61.9%	4.5%

(1) For the quarter ended March 31, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended March 31, 2004, gross premiums written were $300.4 million compared to $243.6 million for the quarter ended March 31, 2003, an increase of $56.8 million. The table below shows gross premiums written by line of business:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Marine	$43,621	$45,455
Onshore and Offshore Energy	55,145	63,324
Aviation and Aerospace	23,188	23,724
Commercial Property	34,537	25,141
Specialty Risks	143,917	86,003
Total	$300,408	$243,647

During the quarter ended March 31, 2004, we increased our gross premiums written by 23.3% compared to the quarter ended March 31, 2003. The increase on gross premiums written was primarily driven by our specialty risks book, which generated an increase of $57.9 million in gross premiums written. This was due to an increase in the level of political risk gross premiums written of $43.4 million following a rise in the level of direct foreign investment and increased targeting of this business. Also, our aviation war gross premiums written increased $6.5 million due primarily to increased participations on renewed business and new business. Gross premiums written in our property book increased $9.4 million during the quarter ended March 31, 2004 compared with the quarter ended March 31, 2003. This was primarily a result of some new business offsetting some rate reductions. The reduction in the level of gross premiums written of $8.2 million in our onshore and offshore energy book was due to a movement in renewal dates on some large accounts as well as some rate reductions.

Premiums ceded for the quarter ended March 31, 2004 were $67.9 million compared to $17.8 million for the quarter ended March 31, 2003, an increase of $50.1 million. The increase was primarily due to the timing of the renewal of a contract that originally had a sixteen month coverage period. In addition, we have increased the level of reinsurance purchased in order to take advantage of attractive market opportunities and to mitigate volatility as our portfolio grows.

The following table shows the derivation of net premiums earned for the quarters ended March 31, 2004 and March 31, 2003:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$219,341	$198,003
Ceded premiums amortized	(19,625)	(16,139)
Net premiums earned	$199,716	$181,864

Gross premiums are earned over the period of the insured risk. Consequently the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2004 as premiums ceded in 2003 continue to be amortized in 2004.

Other Insurance Related Income.  Other insurance related income was $0.2 million compared to income of $1.1 million for the quarter ended March 31, 2003, a decrease of $0.9 million. Other insurance related income related to the movement in the fair value of our insurance contracts that meet the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default.

Net Losses and Loss Expenses.  Net losses and loss expenses were $98.5 million for the quarter ended March 31, 2004 compared to $85.9 million for the quarter ended March 31, 2003, an increase of $12.6 million. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Losses paid	$26,650	$20,705
Change in reported case reserves	45,313	(3,589)
Change in IBNR	43,729	70,250
Reinsurance recoveries	(17,165)	(1,474)
Net losses and loss expenses	$98,527	$85,892

The net loss and loss expense ratio for the quarter ended March 31, 2004 was 49.3% compared to 47.2% for the quarter ended March 31, 2003.  During the quarter ended March 31, 2004, we incurred a significant loss on our marine hull book of business that was partially offset by reinsurance recoveries. The net loss added 5.9 percentage points to our loss ratio. In addition, we experienced positive development on our 2003 underwriting year of $33.8 million, which effected a reduction in the net loss ratio of 16.9 percentage points. This reduction was largely generated by our marine, aviation war, and terrorism lines of business. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the quarter ended March 31, 2004, the lack of reported claims on our marine, aviation war, and terrorism lines of business produced a favorable impact on our experience to date, which caused a reduction in the expected ultimate losses for these lines of business. During the quarter ended March 31, 2003, we experienced positive development of $7.9 million on our 2002 underwriting year, which generated a 4.3 percentage point reduction in the net loss ratio.

Acquisition Costs.  Acquisition costs for the quarter ended March 31, 2004 were $26.0 million compared to $23.9 million for the quarter ended March 31, 2003, an increase of $2.1 million. The acquisition cost ratio for the quarter ended March 31, 2004 was 13.0% compared with 13.1% for the quarter ended March 31, 2003.

General and Administrative Expenses.  General and administrative expenses for the quarter ended March 31, 2004 were $8.2 million compared to $3.0 million for the quarter ended March 31, 2003, an increase of $5.2 million. The general and administrative expenses ratio for the quarter ended March 31, 2004 was 4.1% compared with 1.6% for the quarter ended March 31, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Global Reinsurance

Our global reinsurance segment consists of treaty reinsurance business sourced outside of the U.S.  and underwritten in our Bermuda and Zurich offices.  Our Bermuda office sources business from clients based outside continental Europe whereas our Zurich office sources business from clients based in continental Europe. Our Bermuda based portfolio consists of short tail severity driven products that principally cover property exposures. Our Zurich-based portfolio consists not only of short tail property exposures but also more medium tail exposures such as motor excess of loss and trade credit lines of business. As the majority of this business is short tail in nature, it typically allows us to determine the ultimate loss experience within a relatively short period of time after a contract has expired. Our contracts can be written on either an excess of loss basis or a pro-rata basis, also known as proportional.

Quarters ended March 31, 2004 and March 31, 2003

The following table summarizes the underwriting results and ratios for the quarters ended March 31, 2004 and March 31, 2003:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$429,075	$211,499	$217,576
Net premiums written	420,175	206,666	213,509
Net premiums earned	144,994	93,685	51,309
Other insurance related income	109	—	109
Expenses:
Net losses and loss expenses	55,141	44,438	10,703
Acquisition costs	20,791	17,013	3,778
General and administrative expenses (1)	6,507	1,478	5,029
Underwriting profit	$62,664	$30,756	$31,908

Ratios:
Net loss and loss expense ratio	38.0%	47.4%	(9.4)%
Acquisition cost ratio	14.3%	18.2%	(3.9)%
General and administrative expenses ratio (1)	4.5%	1.6%	2.9%
Combined ratio	56.8%	67.2%	(10.4)%

(1) For the quarter ended March 31, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended March 31, 2004, gross premiums written were $429.1 million compared to $211.5 million for the quarter ended March 31, 2003, an increase of $217.6 million. The table below shows gross premiums written by line of business:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Catastrophe	$238,037	$186,017
Property Pro Rata	52,649	14,582
Property Per Risk	24,560	10,181
Credit and Bond	67,582	—
Motor and General Liability	40,635	—
Other	5,612	719
Total	$429,075	$211,499

During the quarter ended March 31, 2004, our gross premiums written increased by 102.9% compared to the quarter ended March 31, 2003. This was due to our expansion into continental Europe and an increase in the level of catastrophe premiums. During the quarter ended March 31, 2004, our Zurich office generated $179.7 million of gross premiums written writing catastrophe, property pro rata and property per risk and three new lines of business: credit and bond; motor; and general liability.  The majority of the credit and bond business was whole-turnover trade credit, which effectively provides protection for receivable balances. Losses are generally triggered by the insolvency of the debtor. Our motor portfolio consists of excess of loss coverage for third party liability and property damage.  The increase in our catastrophe gross premiums written was driven by a trend toward counterparty diversification in our target markets, thereby enabling us to participate on a greater number of programs than in the prior year; this offset some moderate rate reductions. Other business principally includes crop business. During the quarter ended March 31, 2004, we wrote $4.5 million of crop business. In 2003 our crop business was written in the second quarter and, therefore, other gross premiums written are not comparable to those of the prior quarter.

Premiums ceded for the quarter ended March 31, 2004 were $8.9 million compared to $4.8 million for the quarter ended March 31, 2003, an increase of $4.1 million.  All of these coverages provide reinsurance protection in the event of a large industry loss or series of losses.

The following table shows the derivation of net premiums earned for the quarters ended March 31, 2004 and March 31, 2003:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$147,103	$94,094
Ceded premiums amortized	(2,159)	(409)
Net premiums earned	$144,944	$93,685

Gross premiums are earned over the period of the reinsured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2004 as premiums ceded in 2003 continue to be amortized in 2004.

Other Insurance Related Income.  Other insurance related income was $0.1 million for the quarter ended March 31, 2004. The income related to the movement in the fair value of a reinsurance contract that meets the definition of a derivative. We did not record any other insurance related income in the quarter ended March 31, 2003.

Net Losses and Loss Expenses.  Net losses and loss expenses were $55.1 million for the quarter ended March 31, 2004 compared to $44.4 million for the quarter ended March 31, 2003, an increase of $10.7 million. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Losses paid	$7,875	$8,705
Change in reported case reserves	5,918	(3,360)
Change in IBNR	41,348	39,093
Reinsurance recoveries	—	—
Net losses and loss expenses	$55,141	$44,438

The net loss and loss expense ratio for the quarter ended March 31, 2004 was 38.0% compared to 47.4% for the quarter ended March 31, 2003. During the quarter ended March 31, 2004, we experienced positive development of $14.7 million on our 2003 underwriting year, which generated a 10.2 percentage point reduction in the net loss ratio. This reduction was primarily experienced in our catastrophe and other books of business. During the quarter ended March 31, 2003, we experienced positive development of $2.3 million on our 2002 underwriting year, which generated a 2.5 percentage point reduction in the net loss ratio. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the quarter ended March 31, 2004, the lack of reported claims produced a favorable impact on our experience to date, which caused a reduction in the expected ultimate losses for these lines of business. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile. During the quarter ended March 31, 2004 and March 31, 2003, our loss experience benefited from the lack of major catastrophes.

Acquisition Costs.  Acquisition costs for the quarter ended March 31, 2004 were $20.8 million compared to $17.0 million for the quarter ended March 31, 2003, an increase of $3.8 million. The acquisition cost ratio for the quarter ended March 31, 2004 was 14.3% compared with 18.2% for the quarter ended March 31, 2003. This decrease was primarily due to a reduction in the level of commissions incurred.

General and Administrative Expenses.  General and administrative expenses for the quarter ended March 31, 2004 were $6.5 million compared to $1.5 million for the quarter ended March 31, 2003, an increase of $5.0 million. The general and administrative expenses ratio for the quarter ended March 31, 2004 was 4.5% compared with 1.6% for the quarter ended March 31, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

U.S. Insurance

Our U.S. insurance segment principally consists of specialty lines business sourced in the U.S. and includes the following risk classifications: property, liability and professional lines.

Quarters ended March 31, 2004 and March 31, 2003

The following table summarizes the underwriting results and ratios for the quarters ended March 31, 2004 and March 31, 2003:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$148,343	$91,912	$56,431
Net premiums written	80,824	46,135	34,689
Net premiums earned	73,904	16,046	57,858
Expenses:
Net losses and loss expenses	49,617	9,617	40,000
Acquisition costs	173	469	(296)
General and administrative expenses (1)	15,593	3,649	11,944
Underwriting profit	$8,521	$2,311	$6,210

Ratios:
Net loss and loss expense ratio	67.1%	59.9%	7.2%
Acquisition cost ratio	0.2%	2.9%	(2.7)%
General and administrative expense ratio(1)	21.1%	22.7%	(1.6)%
Combined ratio	88.4%	85.5%	2.9%

(1) For the quarter ended March 31, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended March 31, 2004, gross premiums written were $148.3 million compared to $91.9 million for the quarter ended March 31, 2003, an increase of $56.4 million. The table below shows gross premiums written by line of business:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Property	$51,742	$31,862
Liability	51,059	29,122
Professional Lines	45,542	30,928
Total	$148,343	$91,912

Gross premiums written for the quarter ended March 31, 2004 increased by 61.4%. This was primarily driven by an increase in the level of underwriting staff and increased marketing efforts.

Our property book generated gross premiums written of $51.7 million during the quarter ended March 31, 2004, an increase of 62.4% over the quarter ended March 31, 2003.  This was primarily due to three reasons: firstly, we introduced a new product line in mid-2003; secondly, we increased our maximum line sizes, which enabled our underwriters to access more business; and thirdly, we increased the number of States in which we were able to write business on an admitted basis.

Our liability book generated gross premiums written of $51.1 million during the quarter ended March 31, 2004, an increase of 75.3% over the quarter ended March 31, 2003.  This was primarily driven by an increase in our maximum line size for our umbrella and excess coverages, which enabled our underwriters to access more business.

Our professional lines book generated gross premiums written of $45.5 million during the quarter ended March 31, 2004, an increase of 47.3% over the quarter ended March 31, 2003.  This was primarily driven by the fact that we did not acquire the renewal rights of a book of directors’ and officers’ liability insurance and related lines of business written by the FIS group of Kemper until February 17, 2003. In addition, we introduced a new unit writing errors and omissions insurance in late 2003, which began to write business in the quarter ended March 31, 2004.

Premiums ceded for the quarter ended March 31, 2004 were $67.5 million compared to $45.8 million for the quarter ended March 31, 2003, an increase of $21.7 million. Our U.S. insurance segment purchases significant proportional and excess of loss reinsurance on both a treaty and facultative basis that is designed to reduce the volatility in our severity driven classes of business and, therefore, as the total of our gross premiums written increases so does the total of premiums ceded.

The following table shows the derivation of net premiums earned:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$147,302	$28,710
Ceded premiums amortized	(73,398)	(12,664)
Net premiums earned	$73,904	$16,046

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums has increased as premiums written throughout 2003 continued to be earned in 2004.

Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized has increased in 2004 as premiums ceded in 2003 continued to be amortized in 2004.

Net Losses and Loss Expenses.  Net losses and loss expenses were $49.6 million for the quarter ended March 31, 2004 compared to $9.6 million for the quarter ended March 31, 2003, an increase of $40.0 million. This segment purchases significant reinsurance coverage, therefore, we have recorded reinsurance recoveries in our incurred but not reported loss reserves. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Losses paid	$7,786	$8,535
Change in reported case reserves	2,331	(8,595)
Change in IBNR	89,117	11,738
Reinsurance recoveries	(49,617)	(2,061)
Net losses and loss expenses	$49,617	$9,617

The net loss and loss expense ratio for the quarter ended March 31, 2004 was 67.1% compared to 59.9% for the quarter ended March 31, 2003. The increase in the net loss and loss expense ratio was primarily due to a change in the mix of business following the acquisition of the renewal rights of a book of directors’ and officers’ liability insurance and related lines of business in the first quarter of 2003.

Acquisition Costs.  Acquisition costs for the quarter ended March 31, 2004 were $0.2 million compared to $0.5 million for the quarter ended March 31, 2003, a decrease of $0.3 million. The acquisition cost ratio for the quarter ended March 31, 2004 was 0.2% compared to 2.9% for the quarter ended March 31, 2003. Override commissions received on ceded premiums offset other acquisition costs. During the quarter ended March 31, 2004, override commission were $20.5 million, which had a positive impact on the acquisition cost ratio of 27.7% compared to $3.9 million and 24.4% for the quarter ended March 31, 2003.

General and Administrative Expenses.  General and administrative expenses for the quarter ended March 31, 2004 were $15.6 million compared to $3.6 million for the quarter ended March 31, 2003, an increase of $12.0 million. The general and administrative expenses ratio for the quarter ended March 31, 2004 was 21.1% compared with 22.7% for the quarter ended March 31, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

U.S. Reinsurance

Our U.S. reinsurance segment principally consists of treaty reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties we write in our U.S. reinsurance segment include: professional lines, liability, property, marine and aviation. Our contracts are written on either an excess of loss or a proportional basis.

Quarters Ended March 31, 2004 and March 31, 2003

The following table summarizes the underwriting results and ratios for the quarters ended March 31, 2004 and March 31, 2003:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$166,297	$61,529	$104,768
Net premiums written	165,652	61,529	104,123
Net premiums earned	52,634	10,832	41,802
Expenses:
Net losses and loss expenses	39,315	6,388	32,927
Acquisition costs	9,958	2,918	7,040
General and administrative expenses (1)	2,595	701	1,894
Underwriting profit	$766	$825	$(59)

Ratios:
Net loss and loss expense ratio	74.7%	59.0%	15.7%
Acquisition cost ratio	18.9%	26.9%	(8.0)%
General and administrative expense ratio (1)	4.9%	6.5%	(1.6)%
Combined ratio	98.5%	92.4%	6.1%

(1) For the quarter ended March 31, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended March 31, 2004, gross premiums written were $166.3 million compared to $61.5 million for the quarter ended March 31, 2003, an increase of $104.8 million. The table below shows gross premiums written by line of business:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Professional Lines	$115,085	$50,371
Liability	37,822	9,491
Property	10,500	—
Marine and Aviation	2,890	1,667
Total	$166,297	$61,529

Our professional lines book generated gross premiums written of $115.1 million during the quarter ended March 31, 2004, an increase of 128.5% over the quarter ended March 31, 2003. Our liability book generated gross premiums written of $37.8 million during the quarter ended March 31, 2004, an increase of 298.5% over the quarter ended March 31, 2003.  These increases were primarily generated by our ability to quote and write the contracts that came up for renewal on January 1, 2004. In 2003, we did not receive regulatory approvals until mid-December 2002, which caused us to miss the opportunity to take part in the January 2003 renewals. In addition, we increased the statutory capital of AXIS Reinsurance Company in excess of $500 million, which enabled us to participate on more business.

We wrote $10.5 million of gross premiums relating to property reinsurance during the quarter ended March 31, 2004. This was driven by the recruitment of a property underwriter in 2003.

Premiums ceded for the quarter ended March 31, 2004 were $0.6 million and related to our professional lines business. There were no premiums ceded for the quarter ended March 31, 2003.

The following table shows the derivation of net premiums earned:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$53,441	$10,832
Ceded premiums amortized	(807)	—
Net premiums earned	$52,634	$10,832

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums generally has increased as premiums written throughout 2003 continued to be earned in 2004. In addition, a large portion of premiums written in 2003 were on a risk-attaching basis, for which the earning period is twice the underlying contract period. Consequently, a significant proportion of the gross premiums will be earned on these contracts in 2004.

Net Losses and Loss Expenses.  Net losses and loss expenses were $39.3 million for the quarter ended March 31, 2004 compared to $6.4 million for the quarter ended March 31, 2003, an increase of $32.9 million. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	($ in thousands)	($ in thousands)
Losses paid	$470	$—
Change in reported case reserves	1,295	—
Change in IBNR	38,105	6,388
Reinsurance recoveries	(555)	—
Net losses and loss expenses	$39,315	$6,388

The net loss and loss expense ratio for the quarter ended March 31, 2004 was 74.7% compared to 59.0% for the quarter ended March 31, 2003. Given the limited number of accounts written and the small amount of net premium earned by the U.S. reinsurance segment, and the commencement of its operations during the quarter ended March 31, 2003, any comparison of loss ratios between these quarters is not meaningful.

Acquisition Costs.  Acquisition costs for the quarter ended March 31, 2004 were $10.0 million compared to $2.9 million for the quarter ended March 31, 2003, an increase of $7.1 million. The acquisition cost ratio for the quarter ended March 31, 2004 was 18.9% compared to 26.9% for the quarter ended March 31, 2003. The decrease was due to a reduction in the level of commissions incurred.

General and Administrative Expenses.  General and administrative expenses for the quarter ended March 31, 2004 were $2.6 million compared to $0.7 million for the quarter ended March 31, 2003, an increase of $1.9 million. The general and administrative expenses ratio for the quarter ended March 31, 2004 was 4.9% compared with 6.5% for the quarter ended March 31, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Financial Condition and Liquidity

We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At March 31, 2004, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch and representative office in the United Kingdom and a branch in Switzerland. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends is limited by the applicable laws and regulations of Bermuda, the United States and Ireland, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

Additionally, we are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our common shares and make other payments. Under the Bermuda Companies Act, 1981, as amended, AXIS Capital and AXIS Specialty Limited may declare or pay a dividend or make a distribution out of contributed surplus only if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of our liabilities and issued share capital and share premium accounts. In addition, pursuant to the terms of our credit agreement, we cannot pay cash dividends to our shareholders in excess of $150 million in the aggregate during any fiscal year. Furthermore, in order to reduce its total statutory capital by 15% or more, AXIS Specialty Limited would require the prior approval of the Bermuda Monetary Authority.

At March 31, 2004, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $952.4 million.

Financial Condition

At March 31, 2004, total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades were $4.4 billion, compared to $4.0 billion at December 31, 2003. Our investment portfolio consisted primarily of fixed income securities at March 31, 2004 and was managed by several external investment management firms. At March 31, 2004, all of these fixed income securities were investment grade, with 80.2% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AA+ based on ratings assigned by Standard & Poor’s. The net payable for investments purchased at March 31, 2004 was $121.5 million compared to a net receivable of $3.4 million at December 31, 2003. Net receivables/payables are a result of timing differences only, as investments are accounted for on a trade date basis.

At March 31, 2004, we had $1.0 billion of insurance and reinsurance premium balances receivable compared to $660.5 million at December 31, 2003. This increase was due to the level of gross premium written during the quarter ended March 31, 2004. At March 31, 2004, we had prepaid reinsurance of $214.0 million and $190.9 million of reinsurance recoverables under these contracts. These balances have increased since December 31, 2003 by $49.0 million and $66.0 million, respectively.

At March 31, 2004, we had $1.3 billion of reserves for loss and loss expenses compared to $992.8 million at December 31, 2003, an increase of $268.2 million. Of this balance, $1,025.3 million, or 81.3%, was incurred but not reported reserves.

At March 31, 2004, our shareholders’ equity was $3.0 billion compared to $2.8 billion at December 31, 2003, an increase of 6.7%. This increase was primarily due to net income of $166.8 million and an increase of $28.7 million in the unrealized appreciation on our investment portfolio, for the quarter ended March 31, 2004.

Liquidity

In the quarter ended March 31, 2004, we generated a net operating cash inflow of $365.5 million, primarily relating to premiums received and investment income. During the same period, we paid losses of $42.8 million. We invested a net cash amount of $157.8 million during the period, and at March 31, 2004 had a cash balance of $802.1 million. For the quarter ended March 31, 2004, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements.

In the quarter ended March 31, 2003, we generated a net operating cash inflow of $264.4 million, primarily relating to premiums received and investment income. During the same period we paid losses of $37.9 million. We invested a net cash amount of $117.8 million, and at March 31, 2003 had a cash balance of $882.5 million.

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

On March 15, 2004, we declared a quarterly dividend of $0.125 per common share to shareholders of record at March 31, 2004. The dividend was payable on April 14, 2004.

In April 2004, the Company announced that it intended to pursue a secondary offering of up to 20,000,000 of its common shares on behalf of some of its founding shareholders. On April 16, 2004, it announced that the offering of 20,000,000 common shares had been priced at $27.91 per share. In addition, the selling shareholders granted the underwriters an option to purchase an additional 3,000,000 common shares to cover over-allotments. On April 23, 2004, the underwriters exercised the over-allotment option. We did not sell any common shares in connection with the registration and have not received any proceeds from the offering.

Capital Resources

On March 25, 2004, we renewed our credit facility by entering into a three-year $750 million credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as administrative agent and lender. Under the terms of the new credit facility, up to $750 million may be used by the Company, AXIS Specialty Limited, AXIS Re Limited and AXIS Specialty Europe Limited to issue letters of credit and up to $300 million may be used by these entities for general corporate purposes, with total borrowings not to exceed $750 million. We anticipate that AXIS Reinsurance Company, AXIS Specialty

Insurance Company and AXIS Surplus Insurance Company will become parties to the new credit facility upon receipt of regulatory approvals from their respective state insurance authorities. The credit facility contains various loan covenants with which we must comply, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The credit facility also requires that we maintain (A) a minimum amount of consolidated shareholders’ equity equal to or greater than the sum of $1.975 billion plus (1) 50% of consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2005 and (2) 100% of the net cash proceeds received after March 25, 2004 from any issuance of our capital stock and (B) a debt to total capitalization ratio not greater than 0.35:1.00. The credit facility contains restrictions on our ability to make acquisitions, except that we may, among other things, acquire assets and entities in the insurance and reinsurance business for consideration in an aggregate amount not in excess of $250 million. Our ability to pay dividends or make other restricted payments is also limited, except that we may, among other things, pay cash dividends to our shareholders in an amount not exceeding $150 million for any fiscal year and we may repurchase shares of our capital stock for consideration in an aggregate amount not exceeding $500 million. There was no debt outstanding under the credit facility at March 31, 2004 or December 31, 2003. At March 31, 2004, we had letters of credit of $120.9 million outstanding under our then existing credit facility. At December 31, 2003, we had letters of credit of $127.3 million outstanding under our then existing credit facility.

Commitments

We did not make any significant capital expenditures during the quarter ended March 31, 2004. We currently expect capital expenditures for 2004 to be less than $50 million.

The following table provides an analysis of our contractual obligations at March 31, 2004:

	Payment due by period Expressed in thousands of U.S. dollars
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$21,888	$4,036	$5,704	$4,277	$7,871

We invested in a collateralized loan obligation with a carrying value of $9.3 million. In connection with this investment, we have commitments that may require additional funding of up to $15.7 million through February 2006.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to potential loss on our investment portfolio from various market risks, including changes in interest rates and foreign currency exchange rates, and from credit risk. Our investment portfolio primarily consists of fixed income securities denominated in both U.S. and foreign currencies. External investment professionals manage our portfolio under the direction of our management in accordance with detailed investment guidelines provided by us. Our guidelines do not currently permit the use of derivatives other than foreign currency forward contracts. In the future, we may change our guidelines to permit the use of derivatives. We do not enter into risk sensitive instruments for trading purposes.

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

Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. Management periodically revises our investment benchmarks based on business and economic conditions, including the average duration of our potential liabilities. At March 31, 2004, our invested assets (assets under management by external investment managers) had an approximate duration of 2.9 years.

At March 31, 2004, we held $1,112.0 million at fair market value, or 28.8% of our total invested assets, in mortgage-backed securities compared to $1,012.9 million, or 28.2%, at December 31, 2003. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at March 31, 2004. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by External Investment Managers

	Interest Rate Shift in Basis Points (Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100	+200
Total Market Value	4,004,641	3,951,580	3,897,249	3,840,183	3,780,626	3,657,702
Market Value Change from Base	2.76%	1.39%	0.0%	-1.46%	-2.99%	-6.15%
Change in Unrealized Value	107,392	54, 331	0	(57,066)	(116,623)	(239,547)

Foreign Currency Risk.  Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in such currencies. Furthermore, we may use foreign currency forward contracts in an effort to hedge against movements in the value of foreign currencies relative to the U.S. dollar and to gain exposure to interest rate differentials between differing market rates. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations and comprehensive income. At March 31, 2004, the net contractual amount of foreign currency forward contracts was

$22.3 million with a negligible fair market value. At December 31, 2003, the net contractual amount of foreign currency forward contracts was $3.8 million with a negligible fair market value.

At March 31, 2004, we had insurance and reinsurance premium balances receivable of $1,019.2 million compared to $660.5 million at December 31, 2003. Of this balance, 79.0% was denominated in U.S. dollars. Of the remaining balance, 13.6% was denominated in Euro and 3.7% in Sterling. A 5% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $8.8 million, compared to $1.0 million at December 31, 2003.

Credit Risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At March 31, 2004, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities. In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

Value-at-Risk.  Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in fair market values of our investment portfolio. The VaR calculation is calculated by a third party provider and reviewed by management. VaR uses a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our investment portfolio at March 31, 2004 was approximately $157.1 million compared to $174.1 million at December 31, 2003, which represents the potential loss in fair market value of our investment portfolio over a one quarter time horizon within a 95% confidence level. This decrease was primarily due to a more defensive posture taken by our investment managers offset by higher overall investment balances. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results or financial position.

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

Cautionary Note Regarding Forward-Looking Statement

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “ potential” and “intend.”  Forward-looking statements contained in this report include information regarding the benefits from continued underwriting discipline and from insureds seeking to move their business to financially stronger insurers and reinsurers, the mix of businesses within and between our business segments, managing interest rate and foreign currency risks, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause actual events or results to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4), failure of any of the loss limitation methods we employ, (5) effects of emerging claims and coverage issues, (6) the failure of our cedents to adequately evaluate risks, (7) the loss of one or more key executives (8) a decline in our ratings with Standard & Poor’s and A.M. Best, (9) loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition and (12) general economic conditions. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.  Controls and Procedures

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management is not aware of any change in its internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

We are currently not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business.  Those legal proceedings generally relate to claims asserted by or against us in the ordinary course of our insurance and reinsurance operations.

Item 6.                    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1

Certificate of Incorporation and Memorandum of Association (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No.1) (Registration No. 333-103620) filed on April 16, 2003).

3.2	Bye-Laws (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No.3) (Registration No. 333-103620) filed on June 10, 2003).

10.1

Credit Agreement among AXIS Capital Holdings Limited, the Subsidiary account parties thereto, various lending institutions and JPMorgan Chase Bank as Administrative Agent, dated as of March 25, 2004 (incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (Registration No. 333-113951) filed on April 6, 2004).

10.2	Employment Agreement between Andrew Cook and AXIS Specialty Limited dated as of January 1, 2004.

10.3	Employment Agreement between William A. Fischer and AXIS Specialty Limited dated as of January 1, 2004.

10.4	Employment Agreement between Mike E. Morrill and AXIS Specialty U.S. Services Inc. dated as of January 1, 2004.

10.5	Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services Inc. dated as of January 1, 2004.

10.6	Employment Agreement between Carol S. Rivers and AXIS Specialty Limited dated as of August 1, 2003.

10.7	Supplemental Executive Retirement Agreement between AXIS Specialty Limited and Michael A. Butt dated as of January 1, 2004.

10.8	Supplemental Executive Retirement Agreement between AXIS Specialty Limited and John R. Charman dated as of January 1, 2004.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on February 11, 2004  pursuant to Item 12 reporting the issuance by the Company of the press release reporting the Company’s results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2004
AXIS CAPITAL HOLDINGS LIMITED

	By:	/s/ John Charman
John Charman
President and Chief Executive Officer
(Authorized Officer)

/s/ Andrew Cook
Andrew Cook
Chief Financial Officer
(Principal Financial Officer)