Form 10-Q
period 2004-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2004-08-06
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 4, 2004, there were 154,927,256 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

As at June 30, 2004 and December 31, 2003

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$721,215	$605,175
Investments at fair market value (Amortized cost 2004: $4,029,834; 2003: $3,359,102)	3,993,883	3,385,576
Other investments	34,403	—
Accrued interest receivable	36,612	29,530
Net receivable for investments sold	—	3,371
Securities lending collateral	755,968	—
Insurance and reinsurance premium balances receivable	994,819	660,530
Deferred acquisition costs	222,288	136,281
Prepaid reinsurance premiums	240,199	164,999
Reinsurance recoverable	245,909	124,899
Intangible assets	23,919	24,579
Other assets	50,974	37,333
Total Assets	$7,320,189	$5,172,273

Liabilities
Reserve for losses and loss expenses	$1,541,193	$992,846
Unearned premiums	1,648,062	1,143,447
Insurance and reinsurance balances payable	208,141	151,381
Accounts payable and accrued expenses	44,072	67,451
Securities lending payable	755,618	—
Net payable for investments purchased	80,589	—
Total Liabilities	4,277,675	2,355,125

Shareholders’ Equity
Share capital (Authorized 800,000,000 common shares, par value$0.0125; issued and outstanding 2004: 152,491,550; 2003:152,474,011))	1,906	1,906
Additional paid-in capital	2,009,716	2,000,731
Accumulated other comprehensive (loss) income, net of tax	(31,193)	25,164
Retained earnings	1,062,085	789,347
Total Shareholders’ Equity	3,042,514	2,817,148

Total Liabilities & Shareholders’ Equity	$7,320,189	$5,172,273

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
For the quarters and six months ended June 30, 2004 and June 30, 2003
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$629,319	$551,450	$1,673,442	$1,160,037
Premiums ceded	(141,442)	(101,626)	(286,375)	(170,069)
Change in unearned premiums	(1,474)	(114,232)	(429,416)	(351,949)
Net premiums earned	486,403	335,592	957,651	638,019

Net investment income	33,345	15,904	64,604	27,256
Net realized (losses) gains	(4,411)	15,705	5,686	26,903
Other insurance related income	156	10,102	444	11,208
Total revenues	515,493	377,303	1,028,385	703,386

Expenses
Net losses and loss expenses	257,850	195,620	500,450	341,955
Acquisition costs (related party 2004: $21,734; 2003: $21,373: 2004; $46,432; 2003 $39,345)	65,491	46,418	122,454	90,669
General and administrative expenses	42,623	31,246	84,511	61,608
Foreign exchange	6,413	(12,855)	7,558	(14,742)
Total expenses	372,377	260,429	714,973	479,490

Income before income taxes	143,116	116,874	313,412	223,896
Income tax (expense) recovery	(2,260)	880	(5,770)	976
Net Income	140,856	117,754	307,642	224,872

Other comprehensive income
Unrealized gains (losses) arising during the period	(79,261)	4,424	(47,469)	16,982
Adjustment for re-classification of gains (losses) realized in income, net of tax	(5,838)	2,417	(8,888)	(4,746)
Comprehensive income, net of tax	$55,757	$124,595	$251,285	$237,108

Weighted average common shares and common share equivalents - basic	152,487,082	136,509,891	152,484,015	136,440,383

Weighted average common shares and common share equivalents - diluted	166,842,606	145,701,443	166,785,604	145,045,136

Net income per share - basic	$0.92	$0.86	$2.02	$1.65

Net income per share - diluted	$0.84	$0.81	$1.84	$1.55

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2004 and 2003
(Expressed in thousands of U.S. dollars)

	Six months ended
	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)
Share capital
Balance at beginning of period	$1,906	$1,727
Issued during period	—	10
Balance at end of period	$1,906	$1,737

Additional paid-in capital
Balance at beginning of period	$2,000,731	$1,686,599
Shares issued, net of costs	(272)	11,225
Stock option expense	1,544	—
Stock compensation expense	7,713	—
Balance at end of period	$2,009,716	$1,697,824

Deferred compensation
Balance at beginning of period	$—	$(20,576)
Issue of restricted shares	—	(1,004)
Amortization of deferred compensation	—	4,183
Balance at end of period	$—	$(17,397)

Accumulated other comprehensive (loss) income, net of tax
Balance at beginning of period	$25,164	$25,484
Change in unrealized (loss) gain	(62,572)	12,236
Change in deferred taxes	6,215	—
Balance at end of period	$(31,193)	$37,720

Retained earnings
Balance at beginning of period	$789,347	$267,799
Dividends paid	(34,904)	—
Net income for period	307,642	224,872
Balance at end of period	$1,062,085	$492,671

Total Shareholders’ Equity	$3,042,514	$2,212,555

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(Expressed in thousands of U.S. dollars)

	Six months ended
	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities:
Net income	$307,642	$224,872
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on sales of investments	(5,686)	(26,903)
Amortization of discounts on fixed maturities	17,647	20,941
Amortization of deferred compensation	9,257	4,183
Amortization of intangible assets	795	375
Accrued interest receivable	(7,082)	1,266
Insurance and reinsurance premium balances receivable	(334,289)	(288,250)
Deferred acquisition costs	(86,007)	(62,279)
Prepaid reinsurance premiums	(75,200)	(96,031)
Reinsurance recoverable	(121,010)	(50,138)
Intangible assets	(135)	—
Other assets	(7,425)	(6,007)
Reserve for losses and loss expenses	548,347	353,319
Unearned premiums	504,615	445,263
Insurance and reinsurance balances payable	56,760	72,043
Accounts payable and accrued expenses	(23,729)	17,712
Total adjustments	476,858	385,494
Net cash provided by operating activities	784,500	610,366
Cash flows provided by (used in) investing activities:
Net cash paid in acquisition of subsidiaries	—	(34,664)
Purchases of other investments	(34,403)	—
Purchases of available-for-sale securities	(3,357,290)	(4,630,084)
Sales of available-for-sale securities	2,758,409	4,237,704
Net cash used in investing activities	(633,284)	(427,044)
Cash flows provided by (used in) financing activities:
Dividend	(34,904)	—
Issue of shares, net	(272)	14,469
Net cash (used in) provided by financing activities	(35,176)	14,469
Increase in cash and cash equivalents	116,040	197,791
Cash and cash equivalents - beginning of period	605,175	729,296
Cash and cash equivalents - end of period	$721,215	$927,087

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.             Basis of Preparation and Consolidation

These unaudited condensed consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and all of its subsidiaries (collectively referred to as the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis and the estimation of fair values for contracts that meet the definition of derivatives under FAS 133. Some items in the financial statements have been reclassified to conform to the current period classification.

2.             New Accounting Pronouncements

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued in late 2003. It contains two aspects that impact the Company. Firstly, it provides details regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. These disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003 and, accordingly, were provided in our financial statements for the year ended December 31, 2003. Secondly, it provides additional guidance for evaluating whether an investment is other-than-temporarily impaired. This guidance is effective for reporting periods beginning after June 15, 2004. The Company is currently assessing whether this guidance will have a material impact on the Company’s results of operations or financial condition.

3.             Stock-Based Compensation

On June 30, 2003, the FASB issued FAS No.148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” FAS 148 amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the existing disclosure to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The additional disclosure requirements are effective for fiscal quarters ended after December 15, 2002. The Company adopted FAS No. 123 effective January 1, 2003 by applying the prospective method permitted under FAS No. 148. Prior to 2003, the Company followed Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock compensation. With respect to unvested restricted stock awards, the amount of deferred compensation is eliminated from share capital and additional paid in capital. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation.

		Quarters ended		Six months ended
		June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income, as reported		$140,856	$117,754	$307,642	$224,872
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	4,030	2,178	8,087	4,233
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,712)	(3,657)	(9,453)	(7,243)

Pro-forma net income		$140,174	$116,275	$306,276	$221,862
Net income per share:
Basic – as reported		$0.92	$0.86	$2.02	$1.65
Basic – pro forma		$0.92	$0.85	$2.01	$1.63
Diluted – as reported		$0.84	$0.81	$1.84	$1.55
Diluted – pro forma		$0.84	$0.80	$1.84	$1.53

4.             Segment Information

The Company’s business consists of four underwriting segments: global insurance, global reinsurance, U.S. insurance and U.S. reinsurance. The Company evaluates the performance of each underwriting segment based on underwriting results. Certain business written by the Company has loss experience generally characterized as low frequency and high severity.  This may result in volatility in both the Company’s and an individual segment’s operating results and cash flows. With effect from January 1, 2004, the Company included the personnel expenses of its underwriters in general and administrative expenses; prior to that date they were included in acquisition costs. Disclosures relating to prior periods have been restated to reflect this change. In addition, with effect from January 1, 2004, the Company allocated all of its general and administrative costs, except for its corporate expenses, to each of its underwriting segments. The Company’s corporate costs include some holding company costs necessary to support the Company’s worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.  Prior periods have not been restated to reflect the full allocation of general and administrative costs, as the Company’s business segments were not fully operational throughout 2003. The Company does not allocate its assets by segment as it evaluates the underwriting results of each segment separately from the results of its investment portfolio.

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

Global Reinsurance

The Company’s global reinsurance segment consists of treaty reinsurance business sourced outside of the U.S. and underwritten in its Bermuda and Zurich offices.  The Company’s Bermuda office primarily sources business from clients outside of continental Europe whereas the Zurich office sources business from clients based in continental Europe. The Company’s Bermuda-based portfolio consists of short tail severity driven products that principally cover property exposures. The Company’s Zurich-based portfolio consists not only of short tail property exposures but also more medium tail exposures such as motor excess of loss and trade credit lines of business.

U.S. Insurance

The Company’s U.S. insurance segment principally consists of specialty lines business sourced in the U.S. and primarily includes the following risk classifications:  property, liability and professional lines.

U.S. Reinsurance

The Company’s U.S. reinsurance segment principally consists of treaty reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties written in the Company’s U.S. reinsurance segment include: professional lines, liability, property, marine and aviation.

The following tables summarize the underwriting results, ratios and the reserves for losses and loss expenses for the four business segments as of and for the quarters and six months ended June 30, 2004 and June 30, 2003.

Quarter ended June 30, 2004

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$216,188	$129,884	$219,915	$63,332	—	$629,319
Net premiums written	183,240	124,875	117,605	62,157	—	487,877
Net premiums earned	196,568	153,270	83,667	52,898	—	486,403
Other insurance related (loss) income	(399)	555	—	—	—	156
Expenses:
Net losses and loss expenses	117,616	54,036	47,124	39,074	—	257,850
Acquisition costs	30,422	22,496	2,363	10,210	—	65,491
General and administrative expenses	7,265	6,825	16,112	2,601	—	32,803
Underwriting profit	40,866	70,468	18,068	1,013	—	130,415

Corporate expenses					(9,820)	(9,820)
Net investment income					33,345	33,345
Realized losses on investments					(4,411)	(4,411)
Foreign exchange					(6,413)	(6,413)
Income before income taxes						$143,116

Ratios:
Net loss and loss expense ratio	59.8%	35.3%	56.3%	73.9%		53.0%
Acquisition cost ratio	15.5%	14.7%	2.8%	19.3%		13.5%
General and administrative expense ratio	3.7%	4.5%	19.3%	4.9%	2.0%	8.8%
Combined ratio	79.0%	54.5%	78.4%	98.1%		75.3%

Reserve for losses and loss expenses as at June 30, 2004	$677,138	$317,521	$408,701	$137,833	n/a	$1,541,193

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$207,652	$120,144	$171,133	$52,521	—	$551,450
Net premiums written	203,775	115,606	79,424	51,019	—	449,824
Net premiums earned	187,507	97,028	36,999	14,058	—	335,592
Other insurance related income	10,102	—	—	—	—	10,102
Expenses:
Net losses and loss expenses	114,651	44,134	23,505	13,330	—	195,620
Acquisition costs	27,056	17,020	(1,444)	3,786	—	46,418
General and administrative expenses (1)	3,472	1,239	4,317	499	—	9,527
Underwriting profit (loss)	52,430	34,635	10,621	(3,557)	—	94,129

Corporate expenses (1)					(21,719)	(21,719)
Net investment income					15,904	15,904
Realized gains on investments					15,705	15,705
Foreign exchange					12,855	12,855
Income before income taxes						$116,874

Ratios:
Net loss and loss expense ratio	61.1%	45.5%	63.5%	94.8%		58.3%
Acquisition cost ratio	14.4%	17.5%	(3.9% )	26.9%		13.8%
General and administrative expense ratio (1)	1.9%	1.3%	11.7%	3.5%	6.5%	9.3%
Combined ratio	77.4%	64.3%	71.3%	125.2%		81.4%

Reserve for losses and loss expenses as at June 30, 2003	$317,221	$157,600	$73,839	$20,593	n/a	$569,253

(1) For the quarter ended June 30, 2003, the Company did not allocate any of its general and administrative expenses, except for the personnel expenses of its underwriters.

Six months ended June 30, 2004

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$516,596	$558,959	$368,257	$229,630	—	$1,673,442
Net premiums written	415,779	545,050	198,429	227,809	—	1,387,067
Net premiums earned	396,284	298,264	157,571	105,532	—	957,651
Other insurance related (loss) income	(219)	663	—	—	—	444
Expenses:
Net losses and loss expenses	216,143	109,178	96,740	78,389	—	500,450
Acquisition costs	56,463	43,287	2,537	20,167	—	122,454
General and administrative expenses	15,455	13,332	31,705	5,196	—	65,688
Underwriting profit	108,004	133,130	26,589	1,780	—	269,503

Corporate expenses					(18,823)	(18,823)
Net investment income					64,604	64,604
Realized gains on investments					5,686	5,686
Foreign exchange					(7,558)	(7,558)
Income before income taxes						$313,412

Ratios:
Net loss and loss expense ratio	54.5%	36.6%	61.4%	74.3%		52.3%
Acquisition cost ratio	14.2%	14.5%	1.6%	19.1%		12.8%
General and administrative expense ratio	3.9%	4.5%	20.1%	4.9%	2.0%	8.8%
Combined ratio	72.6%	55.6%	83.1%	98.3%		73.9%

Reserve for losses and loss expenses as at June 30, 2004	$677,138	$317,521	$408,701	$137,833	n/a	$1,541,193

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$451,299	$331,642	$263,046	$114,050	—	$1,160,037
Net premiums written	429,589	322,272	125,559	112,548	—	989,968
Net premiums earned	369,371	190,713	53,045	24,890	—	638,019
Other insurance related income	11,208	—	—	—	—	11,208
Expenses:
Net losses and loss expenses	200,543	88,572	33,122	19,718	—	341,955
Acquisition costs	50,907	34,033	(975)	6,704	—	90,669
General and administrative expenses (1)	6,427	2,717	7,967	1,200	—	18,311
Underwriting profit (loss)	122,702	65,391	12,931	(2,732)	—	198,292

Corporate expenses (1)					(43,297)	(43,297)
Net investment income					27,256	27,256
Realized gains on investments					26,903	26,903
Foreign exchange					14,742	14,742
Income before income taxes						$223,896

Ratios:
Net loss and loss expense ratio	54.3%	46.4%	62.4%	79.2%		53.6%
Acquisition cost ratio	13.8%	17.8%	(1.8% )	26.9%		14.2%
General and administrative expense ratio (1)	1.7%	1.4%	15.0%	4.8%	6.8%	9.7%
Combined ratio	69.8%	65.6%	75.6%	110.9%		77.5%

Reserve for losses and loss expenses as at June 30, 2003	$317,221	$157,600	$73,839	$20,593	n/a	$569,253

(1) For the six months ended June 30, 2003, the Company did not allocate any of its general and administrative expenses, except for the personnel expenses of its underwriters.

5.             Securities Lending

The Company participates in a securities lending program whereby the Company’s securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $741.6 million and $nil million in securities on loan at June 30, 2004 and December 31, 2003, respectively.

6.             Other Investments

The Company has invested $12.2 million in the senior preferred shares of a collateralized loan obligation over which the Company does not have significant influence and in whose management the Company does not participate. The collateral manager is Blackstone Debt Advisors L.P., which is a related party as one of its affiliates beneficially owns more than 5% of the Company’s common shares. The collateral manager is entitled to management fees payable by the collateralized loan obligation in the ordinary course of business. During the quarter ended June 30, 2004, the Company invested $22.2 million in combination notes of two collateralized loan obligations managed by third parties. The Company carries these investments at fair value which currently approximates cost.

7.             Benefit Plans

The following table presents the components of the Company’s defined benefit pension expense for the quarter and six months ended June 30, 2004 and 2003.

	Quarters ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	($ in thousands)		($ in thousands)
Interest costs	$161	—	$322	—
Amortization of prior service costs	536	—	1,072	—
Total pension expense	$697	—	$1,394	—

8.             Commitments and contingencies

On March 25, 2004, the Company renewed its credit facility by entering into a three-year $750 million credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as administrative agent and lender. Under the terms of the new credit facility, up to $750 million may be used by the Company and its subsidiaries, AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Reinsurance Company, AXIS Specialty Insurance Company and AXIS Surplus Insurance Company to issue letters of credit and up to $300 million may be used by these entities for general corporate purposes, with total borrowings not to exceed $750 million. The credit facility contains various loan covenants with which the Company must comply, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The credit facility also requires that the Company maintain (A) a minimum amount of consolidated shareholders’ equity equal to or greater than the sum of $1.975 billion plus (1) 50% of consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2005 and (2) 100% of the net cash proceeds received after March 25, 2004 from any issuance of our capital stock, and (B) a debt to total capitalization ratio not greater than 0.35:1.00. The credit facility contains restrictions on the Company’s ability to make acquisitions, except that it may, among other things, acquire assets and entities in the insurance and reinsurance business for consideration in an aggregate amount not in excess of $250 million. The Company’s ability to pay dividends or make other restricted payments is also limited, except that it may, among other things, pay cash dividends to shareholders in an amount not exceeding $150 million for any fiscal year and it may repurchase shares of its capital stock for consideration in an aggregate amount not exceeding $500 million. There was no debt outstanding under the credit facility at June 30, 2004 or December 31, 2003. At June 30, 2004, the Company had letters of credit of $134.1 million outstanding under the credit facility. At December 31, 2003, the Company had letters of credit of $127.3 million outstanding under its then existing credit facility.

The Company has invested $12.2 million in a collateralized loan obligation included in other investments. See note (6).  In connection with this investment, the Company has commitments that may require additional funding of up to $12.8 million over the next two years.

9.             Net income per share

The following table sets forth the calculation of basic and diluted earnings per share:

	Quarters ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income per share - basic
Net income	$140,856	$117,754	$307,642	$224,872
Weighted average common shares outstanding	152,487,082	136,509,891	152,484,015	136,440,383
Net income per share - basic	$0.92	$0.86	$2.02	$1.65

Net income per share - diluted
Weighted average common shares outstanding	152,487,082	136,509,891	152,484,015	136,440,383
Share equivalents
Warrants	11,101,412	7,219,892	11,061,309	6,783,557
Options	2,360,798	1,482,137	2,351,596	1,379,409
Restricted stock	893,314	489,523	888,684	441,787
Weighted average common shares outstanding – diluted	166,842,606	145,701,443	166,785,604	145,045,136
Net income per share - diluted	$0.84	$0.81	$1.84	$1.55

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We underwrite insurance and reinsurance on a global basis. Our business consists of four segments: global insurance, global reinsurance, U.S. insurance and U.S. reinsurance. On July 7, 2003, we completed an initial public offering of 15.4 million newly issued common shares and 9.3 million common shares offered by selling shareholders. Net proceeds to the Company from the offering were $316.0 million and have been credited to shareholders’ equity. In April 2004, we completed a secondary offering of 23.0 million common shares offered by selling shareholders. We did not sell any common shares in connection with this offering and did not receive any proceeds.

The markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable. Historically, underwriting capacity has been impacted by several factors, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results and the ratings and financial strength of competitors. During 2003, many companies operating in our markets were recovering from the consequences of a prolonged period of excess underwriting capacity, which generally produced favorable pricing, terms and conditions for the risks we underwrite. We believe that we are currently operating in a marketplace that generally continues to offer favorable pricing, terms and conditions in both the property and casualty lines of business; however, there are certain lines of business that have experienced an increase in underwriting capacity, which is introducing less favorable pricing, terms and conditions. We believe that we will benefit from continued underwriting discipline in most lines of business and from insurers seeking to move their business from insurers and reinsurers with legacy balance sheet issues and reserving shortfalls to financially stronger insurers and reinsurers.

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

Acquisition costs relate to the fees, commissions and taxes paid to obtain business. Typically, these are based on a percentage of the premium written and will vary by each line of business that we underwrite. In addition, we offset override commissions received on ceded premiums against acquisition costs.

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

	Quarters ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	($ in thousands)		($ in thousands)
Gross premiums written	$629,319	$551,450	$1,673,442	$1,160,037
Net premiums earned	486,403	335,592	957,651	638,019
Net income	140,856	117,754	307,642	224,872
Net loss and loss expense ratio	53.0%	58.3%	52.3%	53.6%
Combined ratio	75.3%	81.4%	73.9%	77.5%

Annualized return on average equity	18.6%	22.0%	21.0%	21.6%

Because we have a limited operating history, period to period comparisons of our results of operations may not be meaningful and there may be volatility in both our results of operations and financial condition. In addition, the amount of premiums written with respect to any particular segment or line of business may vary from quarter to quarter and period to period as a result of changes in market conditions.

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

Results of Operations

Quarters ended June 30, 2004 and 2003

Premiums.  In the quarter ended June 30, 2004, gross premiums written were $629.3 million compared with $551.4 million for the quarter ended June 30, 2003, an increase of $77.9 million. Of this increase, 62.6% was generated by our U.S. insurance segment, 13.9% by our U.S. reinsurance segment, 12.5% by our global reinsurance segment and 11.0% by our global insurance segment. The increases in gross premiums written in our U.S. segments were primarily due to greater market penetration. We expect the mix of business within and between our segments to change over time based on market conditions and our view of the long term profit potential of individual lines of business.

Premiums ceded for the quarter ended June 30, 2004 were $141.4 million compared with $101.6 million for the quarter ended June 30, 2003, an increase of $39.8 million. We purchase reinsurance to reduce our exposure to risk of loss on some lines of business written primarily within our global insurance and U.S. insurance segments. The increase in ceded premiums was generated primarily within these segments.

Net premiums earned for the quarter ended June 30, 2004 were $486.4 million compared with $335.6 million for the quarter ended June 30, 2003, an increase of $150.8 million. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written in all of our segments over the rolling twelve month period ended June 30, 2004 compared to the rolling twelve month period ended June 30, 2003, our net premiums earned increased.

Net Investment Income and Net Realized Losses/Gains.  Net investment income, including realized losses/gains, for the quarter ended June 30, 2004 was $28.9 million compared with $31.6 million for the quarter ended June 30, 2003, a decrease of $2.7 million.

Net Investment Income. Net investment income for the quarter ended June 30, 2004 was $33.3 million compared with $15.9 million for the quarter ended June 30, 2003, an increase of $17.4 million. This was due to a combination of higher investment balances and higher investment yields.  Net investment income consisted primarily of interest on fixed income securities that was partially offset by net investment expenses of $1.5 million for the quarter ended June 30, 2004 compared with $1.1 million for the quarter ended June 30, 2003. The higher expenses were a result of an increase in our assets managed by external portfolio managers.

The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) for the quarter ended June 30, 2004 was 3.2% compared with 2.5% for the quarter ended June 30, 2003. The increase in the effective yield was due to the movement of cash balances into longer duration investments and higher U.S. interest rates.

Net Realized Losses/Gains. Net realized losses for the quarter ended June 30, 2004 were $4.4 million compared with $15.7 million of gains for the quarter ended June 30, 2003, a decrease of $20.1 million. We invest our portfolios to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter. Some of our mortgage-backed securities are required to be classified as derivatives; included within net realized losses was $0.2 million in realized gains and a negligible amount in unrealized losses relating to these securities.

The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the quarter ended June 30, 2004 was (1.7)% compared with 1.5% for the quarter ended June 30, 2003. The total return for an investment portfolio consists of price and income return. Our total return was lower during the quarter ended June 30, 2004 due to an increase in U.S. interest rates which negatively impacted fixed income security prices; this was partially mitigated by higher investment yields.

Other Insurance Related Income.  Other insurance related income for the quarter ended June 30, 2004 was $0.2 million compared with income of $10.1 million for the quarter ended June 30, 2003, a decrease of $9.9 million. This income related to the movement in the fair value of our insurance and reinsurance contracts that meet the definition of a derivative.

Net Losses and Loss Expenses.  Net losses and loss expenses for the quarter ended June 30, 2004 were $257.8 million compared to $195.6 million for the quarter ended June 30, 2003, an increase of $62.2 million. This increase was primarily a result of the increase in the volume of net premiums earned. The net loss and loss expense ratio for the quarter ended June 30, 2004 was 53.0% compared to 58.3% for the quarter ended June 30, 2003. This decrease was a result of favorable prior period development and a lack of major loss events during the quarter ended June 30, 2004. During the quarter ended June 30, 2004, we experienced favorable prior period development of $43.2 million or 8.9 percentage points compared to $10.4 million or 3.1 percentage points for the quarter ended June 30, 2003.

Acquisition Costs.  Acquisition costs for the quarter ended June 30, 2004 were $65.5 million compared to $46.4 million for the quarter ended June 30, 2003, an increase of $19.1 million. This increase was a result of the increase in the volume of net premiums earned. The acquisition cost ratio for the quarter ended June 30, 2004 was 13.5 % compared to 13.8% for the quarter ended June 30, 2003. This decrease resulted primarily from the effects of a change in business mix; our U.S. insurance segment, which began underwriting in 2003, has a lower acquisition cost ratio than our other segments due to the receipt of ceding commissions on some outward reinsurance contracts that are recorded as an offset to acquisition costs. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date they were included in acquisition costs. Our disclosures for prior periods have been restated to reflect this change.

General and Administrative Expenses.  General and administrative expenses for the quarter ended June 30, 2004 were $42.6 million, compared to $31.2 million for the quarter ended June 30, 2003, an increase of $11.4 million. This increase was primarily driven by the establishment and expansion of operations in the U.S. and Europe. In addition, we incurred $0.9 million of fees in connection with our preparation for compliance with section 404 of the Sarbanes-Oxley Act of 2002. The general and administrative expense ratio for the quarter ended June 30, 2004 was 8.8 % compared to 9.3% for the quarter ended June 30, 2003. The reduction in the ratio was caused by an increase in the volume of net premiums earned.

Foreign Exchange Gains.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the quarter ended June 30, 2004, we experienced a loss of $6.4 million compared to a gain of $12.9 million for the quarter ended June 30, 2003, a decrease of $19.3 million. This decrease was principally attributable to asset balances denominated in Euros. The Euro depreciated by 1.4%, against the U.S. dollar from April 1, 2004 to June 30, 2004.

Income Tax (Expense) Recovery.  The income tax expense for the quarter ended June 30, 2004 was $2.3 million and for the quarter ended June 30, 2003 we had a tax benefit of $0.9 million.

Net Income.  Net income for the quarter ended June 30, 2004 was $140.9 million compared to $117.8 million, an increase of $23.1 million. Net income for the quarter ended June 30, 2004 consisted of net underwriting income of $120.7 million, net investment income and net realized gains of $28.9 million, foreign exchange losses of $6.4 million and tax expense of $2.3 million. Net income for the quarter ended June 30, 2003 consisted of net underwriting income of $72.4 million, net investment income and net realized gains of $31.6 million, foreign exchange gains of $12.9 million and a tax benefit of $0.9 million.

Comprehensive Income.  Comprehensive income for the quarter ended June 30, 2004 was $55.8 million compared to $124.6 million for the quarter ended June 30, 2003, a decrease of $68.8 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the quarter ended June 30, 2004, we experienced a decrease of $85.1 million in the unrealized position in our investment portfolio compared to an increase of $6.8 million during the quarter ended June 30, 2003.

Six months ended June 30, 2004 and 2003

Premiums.  In the six months ended June 30, 2004, gross premiums written were $1.7 billion compared with $1.2 billion for the six months ended June 30, 2003, an increase of $0.5 billion. Of this increase, 44.3% was generated by our global reinsurance segment, 22.5% by our U.S. reinsurance segment, 20.5% by our U.S. insurance segment and 12.7% by our global insurance segment. The increase in gross premiums written in our global reinsurance segment was primarily driven by our expansion into continental Europe in November 2003. The increases in gross premiums written in our U.S. segments were primarily due to greater market penetration and our ability to participate fully in the first quarter’s renewal season. We expect the mix of business within and between our segments to change over time based on market conditions and our view of the long term profit potential of individual lines of business.

Premiums ceded for the six months ended June 30, 2004 were $286.4 million compared with $170.1 million for the six months ended June 30, 2003, an increase of $116.3 million. We purchase reinsurance to reduce our exposure to risk of loss on some lines of business written primarily within our global insurance and U.S. insurance segments. The increase in ceded premiums was generated primarily within these segments.

Net premiums earned for the six months ended June 30, 2004 were $957.7 million compared with $638.0 million for the six months ended June 30, 2003, an increase of $319.7 million. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written in all of our segments over the rolling twelve month period ended June 30, 2004 compared to the rolling twelve month period ended June 30, 2003, our net premiums earned increased.

Net Investment Income and Net Realized Gains.  Net investment income, including realized gains, for the six months ended June 30, 2004 was $70.3 million compared with $54.2 million for the six months ended June 30, 2003, an increase of $16.1 million.

Net Investment Income. Net investment income for the six months ended June 30, 2004 was $64.6 million compared with $27.3 million for the six months ended June 30, 2003, an increase of $37.3 million. This was due to a combination of higher investment balances and higher investment yields. The 2003 amount also included an additional charge to the amortization expense on our mortgage-backed securities portfolio. Net investment income consisted primarily of interest on fixed income securities that was partially offset by net investment expenses of $3.2 million for the six months ended June 30, 2004 compared with $2.3 million for the six months ended June 30, 2003. The higher expenses were a result of an increase in our assets managed by external portfolio managers.

The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) for the six months ended June 30, 2004 was 3.2% compared with 2.3% for the six months ended June 30, 2003. The increase in the effective yield was due to the movement of cash balances into longer duration investments and higher U.S. interest rates. The 2003 yield also was reduced by the additional charge to the amortization expense on our mortgage-backed securities portfolio.

Net Realized Gains. Net realized gains for the six months ended June 30, 2004 were $5.7 million compared with $26.9 million for the six months ended June 30, 2003, a decrease of $21.2 million. We invest our portfolios to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter. Some of our mortgage-backed securities are required to be classified as derivatives; included within net realized gains was $0.2 million in realized gains and a negligible amount in unrealized losses relating to these securities.

The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the six months ended June 30, 2004 was 0.3% compared with 2.8% for the six months ended June 30, 2003. The total return for an investment portfolio consists of price and income return. Our total return was lower in the six months ended June 30, 2004 due to an increase in U.S. interest rates which negatively impacted fixed income security prices; this was partially mitigated by higher investment yields.

Other Insurance Related Income.  Other insurance related income for the six months ended June 30, 2004 was $0.4 million compared with income of $11.2 million for the six months ended June 30, 2003, a decrease of $10.8 million. This income related to the movement in the fair value of our insurance and reinsurance contracts that meet the definition of a derivative.

Net Losses and Loss Expenses.  Net losses and loss expenses for the six months ended June 30, 2004 were $500.4 million compared to $342.0 million for the six months ended June 30, 2003, an increase of $158.4 million. This increase was primarily a result of the increase in the volume of net premiums earned. The net loss and loss expense ratio for the quarter ended June 30, 2004 was 52.3 % compared to 53.6 % for the six months ended June 30, 2003. This decrease was a result of prior period favorable development and a lack of major loss events during the six months ended June 30, 2004. During the six months ended June 30, 2004, we experienced favorable prior period development of $91.7 million or 9.6 percentage points compared to $20.6 million or 3.2 percentage points for the six months ended June 30, 2003.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2004 were $122.5 million compared to $90.7 million for the six months ended June 30, 2003, an increase of $31.8 million. This increase was a result of the increase in the volume of net premiums earned. The acquisition cost ratio for the six months ended June 30, 2004 was 12.8% compared to 14.2% for the six months ended June 30, 2003. This decrease resulted primarily from the effects of a change in business mix; our U.S. insurance segment, which began underwriting in 2003, has a lower acquisition cost ratio than our other segments due to the receipt of ceding commissions on some outward reinsurance contracts that are recorded as an offset to acquisition costs. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date they were included in acquisition costs. Our disclosures for prior periods have been restated to reflect this change.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2004 were $84.5 million, compared to $61.6 million for the six months ended June 30, 2003, an increase of $22.9 million. This increase was primarily driven by the establishment and expansion of operations in the U.S. and Europe. In addition, we incurred $1.4 million of fees in connection with our preparation for compliance with section 404 of the Sarbanes-Oxley Act of 2002. The general and administrative expense ratio for the quarter ended June 30, 2004 was 8.8% compared to 9.7% for the six months ended June 30, 2003. The reduction in the ratio was caused by an increase in the volume of net premiums earned.

Foreign Exchange Gains.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the six months ended June 30, 2004, we experienced a loss of $7.6 million compared to a gain of $14.7 million for the six months ended June 30, 2003, a decrease of

$22.3 million. This decrease was principally attributable to asset balances denominated in Euros following an increase in the level of gross premiums written in this currency in our global reinsurance segment. The Euro depreciated by 3.5% against the U.S. dollar from January 1, 2004 to June 30, 2004.

Income Tax (Expense) Recovery.  The income tax expense for the six months ended June 30, 2004 was $5.8 million and for the six months ended June 30, 2003 we had a tax benefit of $1.0 million.

Net Income.  Net income for the six months ended June 30, 2004 was $307.6 million compared to $224.9 million, an increase of $82.7 million. Net income for the six months ended June 30, 2004 consisted of net underwriting income of $250.7 million, net investment income and net realized gains of $70.3 million, foreign exchange losses of $7.6 million and tax expense of $5.8 million. Net income for the six months ended June 30, 2003 consisted of net underwriting income of $155.0 million, net investment income and net realized gains of $54.2 million, foreign exchange gains of $14.7 million and an overall tax benefit of $1.0 million.

Comprehensive Income.  Comprehensive income for the six months ended June 30, 2004 was $251.2 million compared to $237.1 million for the six months ended June 30, 2003, an increase of $14.1 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the six months ended June 30, 2004, we experienced a decrease of $56.4 million in the unrealized position in our investment portfolio compared to an increase of $12.2 million during the six months ended June 30, 2003.

Underwriting Results by Segment

Our business consists of four underwriting segments: global insurance, global reinsurance, U.S. insurance and U.S. reinsurance.

We evaluate the performance of each underwriting segment based on underwriting results. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date they were included in acquisition costs. Disclosures relating to prior periods have been restated to reflect this change. In addition, with effect from January 1, 2004, we allocated all of our general and administrative costs, except for corporate expenses, to each of our underwriting segments. Our corporate costs include some holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. We have not restated prior periods to reflect the full allocation of general and administrative costs as our business segments were not fully operational throughout 2003. We do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

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

Quarters ended June 30, 2004 and June 30, 2003

The following table summarizes the underwriting results and ratios for the quarters ended June 30, 2004 and June 30, 2003:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$216,188	$207,652	$8,536
Net premiums written	183,240	203,775	(20,535)
Net premiums earned	196,568	187,507	9,061
Other insurance related (loss) income	(399)	10,102	(10,501)
Expenses:
Net losses and loss expenses	117,616	114,651	2,965
Acquisition costs	30,422	27,056	3,366
General and administrative expenses (1)	7,265	3,472	3,793
Underwriting profit	$40,866	$52,430	$(11,564)
Ratios:
Net loss and loss expense ratio	59.8%	61.1%	(1.3)%
Acquisition cost ratio	15.5%	14.4%	1.1%
General and administrative expense ratio (1)	3.7%	1.9%	1.8%
Combined ratio	79.0%	77.4%	1.6%

(1) For the quarter ended June 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended June 30, 2004, gross premiums written were $216.2 million compared to $207.7 million for the quarter ended June 30, 2003, an increase of $8.5 million. The table below shows gross premiums written by line of business:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Marine	$18,524	$13,513
Onshore and Offshore Energy	58,008	53,731
Aviation and Aerospace	31,384	29,126
Property	42,479	36,028
Specialty Risks	65,793	75,254
Total	$216,188	$207,652

During the quarter ended June 30, 2004, gross premiums written increased by 4.1% compared to the quarter ended June 30, 2003. Our marine book experienced an increase in gross premiums written of 37.1% over the quarter ended June 30, 2003. This resulted from the recruitment of a cargo specie underwriting team that began to write gross premiums this quarter. Our specialty risks book experienced a decrease of $9.5 million. This was due to a decrease in the level of political risk gross premiums written of $21.4 million. Our political risks book does not have a set renewal pattern as it is largely dependent upon the levels of foreign direct investment and consequently there can be some variability in the level of our gross premium writings. Offseting this decrease was $11.7 million directors’ and officers’ gross premiums written, which we began writing in the second half of 2003.

Premiums ceded for the quarter ended June 30, 2004 were $32.9 million compared to $3.9 million for the quarter ended June 30, 2003, an increase of $29.0 million. The increase was primarily due to the purchase of additional reinsurance protections to mitigate volatility as our portfolio grows.

The following table shows the derivation of net premiums earned for the quarters ended June 30, 2004 and June 30, 2003:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$227,815	$202,650
Ceded premiums amortized	(31,247)	(15,143)
Net premiums earned	$196,568	$187,507

Gross premiums are earned over the period of the insured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2004 as premiums ceded in 2003 continue to be amortized in 2004.

Other Insurance Related (Loss) Income.  Other insurance related loss was $0.4 million compared to income of $10.1 million for the quarter ended June 30, 2003, a decrease of $10.5 million. Other insurance related loss/income related to the movement in the fair value of our insurance contracts that meet the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default.

Net Losses and Loss Expenses.  Net losses and loss expenses were $117.6 million for the quarter ended June 30, 2004 compared to $114.7 million for the quarter ended June 30, 2003, an increase of $2.9 million. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$12,204	$6,670
Change in reported case reserves	(1,836)	58,989
Change in IBNR	109,954	57,339
Reinsurance recoveries	(2,706)	(8,347)
Net losses and loss expenses	$117,616	$114,651

The net loss and loss expense ratio for the quarter ended June 30, 2004 was 59.8% compared to 61.1% for the quarter ended June 30, 2003.  During the quarter ended June 30, 2004, we experienced favorable development on our prior accident years of $18.1 million, which effected a reduction in the net loss ratio of 9.2 percentage points. This reduction was largely generated by our aviation, energy, property and terrorism lines of business. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the quarter ended June 30, 2004, the lack of reported claims on our aviation, energy, property and terrorism lines of business produced a favorable impact on our experience to date, which caused a reduction in the expected ultimate losses for these lines of business. During the quarter ended June 30, 2003, our loss ratio was impacted by two factors. Firstly, our property book experienced a single significant loss notification for $45.5 million as a result of the U.S. tornadoes in May 2003. Secondly, we experienced favorable development of $6.3 million on our 2002 accident year, which generated a 3.4 percentage point reduction in the net loss ratio.

Acquisition Costs.  Acquisition costs for the quarter ended June 30, 2004 were $30.4 million compared to $27.1 million for the quarter ended June 30, 2003, an increase of $3.3 million. The acquisition cost ratio for the quarter ended June 30, 2004 was 15.5% compared with 14.4% for the quarter ended June 30, 2003. The increase in the acquisition cost ratio was a result of higher amortized reinsurance, which reduced the level of net premiums earned. As a percentage of gross premiums earned, the level of acquisition costs was 13.4% for both quarters ended June 30, 2004 and June 30, 2003.

General and Administrative Expenses.  General and administrative expenses for the quarter ended June 30, 2004 were $7.3 million compared to $3.5 million for the quarter ended June 30, 2003, an increase of $3.8 million. The general and administrative expenses ratio for the quarter ended June 30, 2004 was 3.7% compared with 1.9% for the quarter ended June 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Six months ended June 30, 2004 and June 30, 2003

The following table summarizes the underwriting results and ratios for the six months ended June 30, 2004 and June 30, 2003:

	Six months ended June 30, 2004	Six months ended June 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$516,596	$451,299	$65,297
Net premiums written	415,779	429,589	13,810
Net premiums earned	396,284	369,371	26,913
Other insurance related (loss) income	(219)	11,208	(11,427)
Expenses:
Net losses and loss expenses	216,143	200,543	15,600
Acquisition costs	56,463	50,907	5,556
General and administrative expenses (1)	15,455	6,427	9,028
Underwriting profit	$108,004	$122,702	$(14,698)
Ratios:
Net loss and loss expense ratio	54.5%	54.3%	0.2%
Acquisition cost ratio	14.2%	13.8%	0.4%
General and administrative expense ratio (1)	3.9%	1.7%	2.2%
Combined ratio	72.6%	69.8%	2.8%

(1) For the six months ended June 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the six months ended June 30, 2004, gross premiums written were $516.6 million compared to $451.3 million for the six months ended June 30, 2003, an increase of $65.3 million. The table below shows gross premiums written by line of business:

	Six months ended June 30, 2004	Six months ended June 30, 2003
	($ in thousands)	($ in thousands)
Marine	$62,145	$58,968
Onshore and Offshore Energy	113,153	117,055
Aviation and Aerospace	54,572	52,850
Property	77,016	61,169
Specialty Risks	209,710	161,257
Total	$516,596	$451,299

During the six months ended June 30, 2004, gross premiums written increased by 14.5% compared to the six months ended June 30, 2003. The increase in gross premiums written was primarily driven by our specialty risks book, which generated an increase of $48.5 million in gross premiums written. This was partly due to an increase in the level of political risk gross premiums written of $21.9 million following a rise in the level of direct foreign investment in the first quarter of 2004 and increased targeting of this business. Also, our aviation war gross premiums written increased $14.0 million due primarily to increased participations on renewed business and new business. In addition, we generated gross premiums written of $14.5 million on our directors’ and officers’ book of business, which we began to write in the second half of 2003. Gross premiums written in our property book increased $15.8 million during the six months ended June 30, 2004 compared with the six months ended June 30, 2003. This was primarily a result of new business. The reduction in the level of gross premiums written of $3.9 million in our onshore and offshore energy book was due to a movement in renewal dates on some large accounts as well as some rate reductions.

Premiums ceded for the six months ended June 30, 2004 were $100.8 million compared to $21.7 million for the six months ended June 30, 2003, an increase of $79.1 million. The increase was primarily due to the timing of the renewal of a contract that originally had a sixteen month coverage period. In addition, we have increased the level of reinsurance purchased in order to mitigate volatility as our portfolio grows.

The following table shows the derivation of net premiums earned for the six months ended June 30, 2004 and June 30, 2003:

	Six months ended June 30, 2004	Six months ended June 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$447,156	$400,653
Ceded premiums amortized	(50,872)	(31,282)
Net premiums earned	$396,284	$369,371

Gross premiums are earned over the period of the insured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2004 as premiums ceded in 2003 continue to be amortized in 2004.

Other Insurance Related (Loss) Income.  Other insurance related loss was $0.2 million compared to income of $11.2 million for the six months ended June 30, 2003, a decrease of $11.4 million. Other insurance related loss/income related to the movement in the fair value of our insurance contracts that meet the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default.

Net Losses and Loss Expenses.  Net losses and loss expenses were $216.1 million for the six months ended June 30, 2004 compared to $200.5 million for the six months ended June 30, 2003, an increase of $15.6 million. The following table shows the components of net losses and loss expenses incurred:

	Six months ended June 30, 2004	Six months ended June 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$38,855	$27,375
Change in reported case reserves	43,477	55,400
Change in IBNR	153,683	127,589
Reinsurance recoveries	(19,872)	(9,821)
Net losses and loss expenses	$216,143	$200,543

The net loss and loss expense ratio for the six months ended June 30, 2004 was 54.5% compared to 54.3% for the six months ended June 30, 2003.  During the six months ended June 30, 2004, we incurred a significant loss on our marine hull book of business that was partially offset by reinsurance recoveries. The net loss added 3.1 percentage points to our loss ratio. During the six months ended June 30, 2003, we incurred a significant loss on our property book of business that was partially offset by reinsurance recoveries. The net loss added 12.3 percentage points to our loss ratio. In addition, during the six months ended June 30, 2004, we experienced favorable development on our prior accident years of $52.0 million, which effected a reduction in the net loss ratio of 13.1 percentage points. This reduction was largely generated by our property, terrorism, energy and aviation lines of business. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the six months ended June 30, 2004, the lack of reported claims on our property, terrorism, energy and aviation lines of business produced a favorable impact on our experience to date, which caused a reduction in the expected ultimate losses for these lines of business. During the six months ended June 30, 2003, we experienced favorable development of $14.3 million on our 2002 accident year, which generated a 3.9 percentage point reduction in the net loss ratio.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2004 were $56.4 million compared to $50.9 million for the six months ended June 30, 2003, an increase of $5.5 million. The acquisition cost ratio for the six months ended June 30, 2004 was 14.2% compared with 13.8% for the six months ended June 30, 2003. The increase in the acquisition cost ratio was a result of higher amortized reinsurance costs which reduced the level of net premiums earned. As a percentage of gross premiums earned, the level of acquisition costs was 12.6% for the six months ended June 30, 2004 compared to 12.7% for the six months ended June 30, 2003.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2004 were $15.5 million compared to $6.4 million for the six months ended June 30, 2003, an increase of $9.1 million. The general and administrative expenses ratio for the six months ended June 30, 2004 was 3.9% compared with 1.7% for the six months ended June 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Global Reinsurance

Our global reinsurance segment consists of treaty reinsurance business sourced outside of the U.S. and underwritten in our Bermuda and Zurich offices.  Our Bermuda office primarily sources business from clients based outside continental Europe whereas our Zurich office sources business from clients based in continental Europe. Our Bermuda based portfolio consists of short tail severity driven products that principally cover property exposures. Our Zurich-based portfolio consists not only of short tail property exposures but also more medium tail exposures such as motor excess of loss and trade credit lines of business. As the majority of this business is short tail in nature, it typically allows us to determine the ultimate loss experience within a relatively short period of time after a contract has expired.

Quarters ended June 30, 2004 and June 30, 2003

The following table summarizes the underwriting results and ratios for the quarters ended June 30, 2004 and June 30, 2003:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$129,884	$120,144	$9,740
Net premiums written	124,875	115,606	9,269
Net premiums earned	153,270	97,028	56,242
Other insurance related income	555	—	555
Expenses:
Net losses and loss expenses	54,036	44,134	9,902
Acquisition costs	22,496	17,020	5,476
General and administrative expenses (1)	6,825	1,239	5,586
Underwriting profit	$70,468	$34,635	$35,833

Ratios:
Net loss and loss expense ratio	35.3%	45.5%	(10.2)%
Acquisition cost ratio	14.7%	17.5%	(2.8)%
General and administrative expenses ratio (1)	4.5%	1.3%	3.2%
Combined ratio	54.5%	64.3%	(9.8)%

(1) For the quarter ended June 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended June 30, 2004, gross premiums written were $129.9 million compared to $120.1 million for the quarter ended June 30, 2003, an increase of $9.8 million. The table below shows gross premiums written by line of business:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Catastrophe	$88,404	$76,864
Property Pro Rata	15,030	31,885
Property Per Risk	10,096	4,111
Credit and Bond	258	—
Motor and General Liability	5,026	—
Other	11,070	7,284
Total	$129,884	$120,144

During the quarter ended June 30, 2004, our gross premiums written increased by 8.1% compared to the quarter ended June 30, 2003. The increase in gross premiums written was generated by an increase in the number of catastrophe and property per risk contracts written. In addition, we wrote motor and general liability business through our Zurich office, which was established in late 2003. Our property pro rata book experienced a reduction in gross premiums written due primarily to the effect of a state hurricane fund increasing the level of protection it provides, thereby reducing available reinsurable risk in the commercial marketplace.

Premiums ceded for the quarter ended June 30, 2004 were $5.0 million compared to $4.5 million for the quarter ended June 30, 2003, an increase of $0.5 million.  All of these coverages provide reinsurance protection in the event of a large industry loss or series of losses.

The following table shows the derivation of net premiums earned for the quarters ended June 30, 2004 and June 30, 2003:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$155,652	$100,382
Ceded premiums amortized	(2,382)	(3,354)
Net premiums earned	$153,270	$97,028

Gross premiums are earned over the period of the reinsured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term.

Other Insurance Related Income.  Other insurance related income was $0.6 million for the quarter ended June 30, 2004. The income related to the movement in the fair value of a reinsurance contract that meets the definition of a derivative. We did not record any other insurance related income in the quarter ended June 30, 2003.

Net Losses and Loss Expenses.  Net losses and loss expenses were $54.0 million for the quarter ended June 30, 2004 compared to $44.1 million for the quarter ended June 30, 2003, an increase of $9.9 million. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$11,687	$5,871
Change in reported case reserves	(9,732)	1,685
Change in IBNR	52,081	36,578
Reinsurance recoveries	—	—
Net losses and loss expenses	$54,036	$44,134

The net loss and loss expense ratio for the quarter ended June 30, 2004 was 35.3% compared to 45.5% for the quarter ended June 30, 2003. During the quarter ended June 30, 2004, we experienced favorable development of $18.0 million on our 2003 accident year, which generated an 11.8 percentage point reduction in the net loss ratio. This reduction was primarily experienced in our catastrophe book of business. During the quarter ended June 30, 2003, we experienced favorable development of $4.1 million on our 2002 accident year, which generated a 4.2 percentage point reduction in the net loss ratio. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the quarter ended June 30, 2004, the lack of reported claims produced a favorable impact on our experience to date, which caused a reduction in the expected ultimate losses for this line of business. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile. During the quarters ended June 30, 2004 and June 30, 2003, our loss experience benefited from the lack of major catastrophes.

Acquisition Costs.  Acquisition costs for the quarter ended June 30, 2004 were $22.5 million compared to $17.0 million for the quarter ended June 30, 2003, an increase of $5.5 million. The acquisition cost ratio for the quarter ended June 30, 2004 was 14.7% compared with 17.5% for the quarter ended June 30, 2003. This decrease was primarily due to a reduction in the level of commissions incurred.

General and Administrative Expenses.  General and administrative expenses for the quarter ended June 30, 2004 were $6.8 million compared to $1.2 million for the quarter ended June 30, 2003, an increase of $5.6 million. The general and administrative expenses ratio for the quarter ended June 30, 2004 was 4.5% compared with 1.3% for the quarter ended June 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Six months ended June 30, 2004 and June 30, 2003

The following table summarizes the underwriting results and ratios for the six months ended June 30, 2004 and June 30, 2003:

	Six months ended June 30, 2004	Six months ended June 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$558,959	$331,642	$227,317
Net premiums written	545,050	322,272	222,778
Net premiums earned	298,264	190,713	107,551
Other insurance related income	663	—	663
Expenses:
Net losses and loss expenses	109,178	88,572	20,606
Acquisition costs	43,287	34,033	9,254
General and administrative expenses (1)	13,332	2,717	10,615
Underwriting profit	$133,130	$65,391	$67,739

Ratios:
Net loss and loss expense ratio	36.6%	46.4%	(9.8)%
Acquisition cost ratio	14.5%	17.8%	(3.3)%
General and administrative expenses ratio (1)	4.5%	1.4%	3.1%
Combined ratio	55.6%	65.6%	10.0%

(1) For the six months ended June 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the six months ended June 30, 2004, gross premiums written were $559.0 million compared to $331.6 million for the six months ended June 30, 2003, an increase of $227.4 million. The table below shows gross premiums written by line of business:

	Six months ended June 30, 2004	Six months ended June 30, 2003
	($ in thousands)	($ in thousands)
Catastrophe	$326,441	$259,130
Property Pro Rata	67,679	46,467
Property Per Risk	34,656	14,292
Credit and Bond	67,840	—
Motor and General Liability	45,661	—
Other	16,682	11,753
Total	$558,959	$331,642

During the six months ended June 30, 2004, our gross premiums written increased by 68.5% compared to the six months ended June 30, 2003. This was primarily due to our expansion into continental Europe and an increase in writings of catastrophe premiums. During the six months ended June 30, 2004, our Zurich office generated $185.1 million of gross premiums written, writing catastrophe, property pro rata and property per risk and three new lines of business: credit and bond; motor; and general liability.  The majority of the credit and bond business was whole-turnover trade credit, which effectively provides protection for receivable balances. Losses are generally triggered by the insolvency of the debtor. Our motor portfolio consists of excess of loss coverage for third party liability and property damage.  The increase in our catastrophe gross premiums written was driven by a trend toward counterparty diversification in our target markets, thereby enabling us to participate on a greater number of programs than in the prior year; this offset some moderate rate reductions.

Premiums ceded for the six months ended June 30, 2004 were $13.9 million compared to $9.4 million for the six months ended June 30, 2003, an increase of $4.5 million.  All of these coverages provide reinsurance protection in the event of a large industry loss or series of losses.

The following table shows the derivation of net premiums earned for the six months ended June 30, 2004 and June 30, 2003:

	Six months ended June 30, 2004	Six months ended June 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$302,755	$194,476
Ceded premiums amortized	(4,491)	(3,763)
Net premiums earned	$298,264	$190,713

Gross premiums are earned over the period of the reinsured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2004 as premiums ceded in 2003 continue to be amortized in 2004.

Other Insurance Related Income.  Other insurance related income was $0.7 million for the six months ended June 30, 2004. The income related to the movement in the fair value of a reinsurance contract that meets the definition of a derivative. We did not record any other insurance related income in the six months ended June 30, 2003.

Net Losses and Loss Expenses.  Net losses and loss expenses were $109.2 million for the six months ended June 30, 2004 compared to $88.6 million for the six months ended June 30, 2003, an increase of $20.6 million. The following table shows the components of net losses and loss expenses incurred:

	Six months ended June 30, 2004	Six months ended June 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$19,562	$14,576
Change in reported case reserves	(3,813)	(1,675)
Change in IBNR	93,429	75,671
Reinsurance recoveries	—	—
Net losses and loss expenses	$109,178	$88,572

The net loss and loss expense ratio for the six months ended June 30, 2004 was 36.6% compared to 46.4% for the six months ended June 30, 2003. During the six months ended June 30, 2004, we experienced favorable development of $32.8 million on our 2003 accident year, which generated an 11.0 percentage point reduction in the net loss ratio. This reduction was primarily experienced in our catastrophe book of business. During the six months ended June 30, 2003, we experienced favorable development of $6.4 million on our 2002 underwriting year, which generated a 3.3 percentage point reduction in the net loss ratio. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the six months ended June 30, 2004, the lack of reported claims produced a favorable impact on our experience to date, which caused a reduction in the expected ultimate losses for this line of business. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile. During the six months ended June 30, 2004 and June 30, 2003, our loss experience benefited from the lack of major catastrophes.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2004 were $43.3 million compared to $34.0 million for the six months ended June 30, 2003, an increase of $9.3 million. The acquisition cost ratio for the six months ended June 30, 2004 was 14.5% compared with 17.8% for the six months ended June 30, 2003. This decrease was primarily due to a reduction in the level of commissions incurred.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2004 were $13.3 million compared to $2.7 million for the six months ended June 30, 2003, an increase of $10.6 million. The general and administrative expenses ratio for the six months ended June 30, 2004 was 4.5% compared with 1.4% for the six months ended June 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

U.S. Insurance

Our U.S. insurance segment principally consists of specialty lines business sourced in the U.S. and includes the following risk classifications: property, liability and professional lines.

Quarters ended June 30, 2004 and June 30, 2003

The following table summarizes the underwriting results and ratios for the quarters ended June 30, 2004 and June 30, 2003:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$219,915	$171,133	$48,782
Net premiums written	117,605	79,424	38,181
Net premiums earned	83,667	36,999	46,668
Expenses:
Net losses and loss expenses	47,124	23,505	23,619
Acquisition costs	2,363	(1,444)	3,807
General and administrative expenses (1)	16,112	4,317	11,795
Underwriting profit	$18,068	$10,621	$7,447

Ratios:
Net loss and loss expense ratio	56.3%	63.5%	(7.2)%
Acquisition cost ratio	2.8%	(3.9)%	6.7%
General and administrative expense ratio(1)	19.3%	11.7%	7.6%
Combined ratio	78.4%	71.3%	7.1%

(1) For the quarter ended June 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended June 30, 2004, gross premiums written were $219.9 million compared to $171.1 million for the quarter ended June 30, 2003, an increase of $48.8 million. The table below shows gross premiums written by line of business:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Property	$83,151	$48,001
Liability	58,058	40,509
Professional Lines	78,706	82,623
Total	$219,915	$171,133

Gross premiums written for the quarter ended June 30, 2004 increased by 28.5%. This was primarily driven by an increase in the level of underwriting staff and increased marketing efforts.

Our property book generated gross premiums written of $83.2 million during the quarter ended June 30, 2004, an increase of 73.2% over the quarter ended June 30, 2003.  This was primarily due to three reasons: firstly, we introduced a new product line in mid-2003; secondly, we increased our maximum line sizes, which enabled our underwriters to access more business; and thirdly, we increased the number of States in which we were able to write business on an admitted basis.

Our liability book generated gross premiums written of $58.1 million during the quarter ended June 30, 2004, an increase of 43.3% over the quarter ended June 30, 2003.  This was primarily driven by an increase in our maximum line size for our umbrella and excess coverages, which enabled our underwriters to access more business.

Our professional lines book gross premiums written declined by $3.9 million during the quarter ended June 30, 2004, a decrease of 4.7% over the quarter ended June 30, 2003.  This was primarily driven by the fact that following the acquisition of the renewal rights of a book of directors’ and officers’ liability insurance and related lines of business written by the FIS group of Kemper on February 17, 2003, we cancelled and rewrote a number of policies that generated gross premiums written of $31.9 million in the quarter ended June 30, 2003. Consequently these policies did not renew in the quarter ended June 30, 2004, but instead renewed on their original renewal dates.

Premiums ceded for the quarter ended June 30, 2004 were $102.3 million compared to $91.7 million for the quarter ended June 30, 2003, an increase of $10.6 million. Our U.S. insurance segment purchases significant proportional and excess of loss reinsurance on both a treaty and facultative basis that is designed to reduce the volatility in our severity driven classes of business and, therefore, as the total of our gross premiums written increases so does the total of premiums ceded.

The following table shows the derivation of net premiums earned:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$164,211	$80,538
Ceded premiums amortized	(80,544)	(43,539)
Net premiums earned	$83,667	$36,999

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums has increased as premiums written throughout 2003 continued to be earned in 2004.

Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized has increased in 2004 as premiums ceded in 2003 continued to be amortized in 2004.

Net Losses and Loss Expenses.  Net losses and loss expenses were $47.1 million for the quarter ended June 30, 2004 compared to $23.5 million for the quarter ended June 30, 2003, an increase of $23.6 million. This segment purchases significant reinsurance coverage, therefore, we have recorded reinsurance recoveries in our incurred but not reported loss reserves. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$5,875	$4,088
Change in reported case reserves	5,654	3,551
Change in IBNR	87,863	46,631
Reinsurance recoveries	(52,268)	(30,765)
Net losses and loss expenses	$47,124	$23,505

The net loss and loss expense ratio for the quarter ended June 30, 2004 was 56.3% compared to 63.5% for the quarter ended June 30, 2003. The decrease in the net loss and loss expense ratio was primarily due to a favorable development on our property account for the 2003 accident year of $6.3 million, which effected a reduction in the net loss ratio of 7.5 percentage points. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. During the quarter ended June 30, 2004, there was a lack of claims in our property book that caused the reduction in expected losses for this business line.

Acquisition Costs.  Acquisition costs for the quarter ended June 30, 2004 were $2.4 million compared to $(1.4) million for the quarter ended June 30, 2003, an increase of $3.8 million. The acquisition cost ratio for the quarter ended June 30, 2004 was 2.8% compared to (3.9%) for the quarter ended June 30, 2003.  The increase in acquisition costs is primarily due to a reduction on the level of override commissions received on ceded premiums, which are offset against acquisition costs. During the quarter ended June 30, 2004, override commissions were $20.3 million, which had a positive impact on the acquisition cost ratio of 24.2 percentage points compared to $12.7 million and 34.3 percentage points for the quarter ended June 30, 2003.

General and Administrative Expenses.  General and administrative expenses for the quarter ended June 30, 2004 were $16.1 million compared to $4.3 million for the quarter ended June 30, 2003, an increase of $11.8 million. The general and administrative expenses ratio for the quarter ended June 30, 2004 was 19.3% compared with 11.7% for the quarter ended June 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Six months ended June 30, 2004 and June 30, 2003

The following table summarizes the underwriting results and ratios for the six months ended June 30, 2004 and June 30, 2003:

	Six months June 30, 2004	Six months June 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$368,257	$263,046	$105,211
Net premiums written	198,429	125,559	72,870
Net premiums earned	157,571	53,045	104,526
Expenses:
Net losses and loss expenses	96,740	33,122	63,618
Acquisition costs	2,537	(975)	3,512
General and administrative expenses (1)	31,705	7,967	23,738
Underwriting profit	$26,589	$12,931	$13,658

Ratios:
Net loss and loss expense ratio	61.4%	62.4%	(1.0)%
Acquisition cost ratio	1.6%	(1.8)%	3.4%
General and administrative expense ratio(1)	20.1%	15.0%	5.1%
Combined ratio	83.1%	75.6%	7.5%

(1) For the six months ended June 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the six months ended June 30, 2004, gross premiums written were $368.3 million compared to $263.0 million for the six months ended June 30, 2003, an increase of $105.3 million. The table below shows gross premiums written by line of business:

	Six months June 30, 2004	Six months June 30, 2003
	($ in thousands)	($ in thousands)
Property	$134,893	$79,863
Liability	103,600	69,631
Professional Lines	129,764	113,552
Total	$368,257	$263,046

Gross premiums written for the six months ended June 30, 2004 increased by 40.0%. This was primarily driven by an increase in the level of underwriting staff and increased marketing efforts.

Our property book generated gross premiums written of $134.9 million during the six months ended June 30, 2004, an increase of 68.9% over the six months ended June 30, 2003.  This was primarily due to three reasons: firstly, we introduced a new product line in mid-2003; secondly, we increased our maximum line sizes, which enabled our underwriters to access more business; and thirdly, we increased the number of States in which we were able to write business on an admitted basis.

Our liability book generated gross premiums written of $103.6 million during the six months ended June 30, 2004, an increase of 48.8% over the six months ended June 30, 2003.  This was primarily driven by an increase in our maximum line size for our umbrella and excess coverages, which enabled our underwriters to access more business.

Our professional lines book generated gross premiums written of $129.8 million during the six months ended June 30, 2004, an increase of 14.3% over the six months ended June 30, 2003.  This was primarily driven by the fact that we did not acquire the renewal rights of a book of directors’ and officers’ liability insurance and related lines of business written by the FIS group of Kemper until February 17, 2003. Included within the gross premiums written for the six months ended June 30, 2003 was $55.3 million relating to the cancel/rewrite process that followed the acquisition of the renewal rights. In addition, we introduced a new unit writing errors and omissions insurance in late 2003, which began to write business in the first part of 2004.

Premiums ceded for the six months ended June 30, 2004 were $169.8 million compared to $137.5 million for the six months ended June 30, 2003, an increase of $32.3 million. Our U.S. insurance segment purchases significant proportional and excess of loss reinsurance on both a treaty and facultative basis that is designed to reduce the volatility in our severity driven classes of business and, therefore, as the total of our gross premiums written increases so does the total of premiums ceded.

The following table shows the derivation of net premiums earned:

	Six months ended June 30, 2004	Six months ended June 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$311,512	$109,249
Ceded premiums amortized	(153,941)	(56,204)
Net premiums earned	$157,571	$53,045

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums has increased as premiums written throughout 2003 continued to be earned in 2004.

Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized has increased in 2004 as premiums ceded in 2003 continued to be amortized in 2004.

Net Losses and Loss Expenses.  Net losses and loss expenses were $96.7 million for the six months ended June 30, 2004 compared to $33.1 million for the six months ended June 30, 2003, an increase of $63.6 million. This segment purchases significant reinsurance coverage, therefore, we have recorded reinsurance recoveries in our incurred but not reported loss reserves. The following table shows the components of net losses and loss expenses incurred:

	Six months ended June 30, 2004	Six months ended June 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$13,660	$10,949
Change in reported case reserves	7,986	(5,043)
Change in IBNR	176,978	60,042
Reinsurance recoveries	(101,884)	(32,826)
Net losses and loss expenses	$96,740	$33,122

The net loss and loss expense ratio for the six months ended June 30, 2004 was 61.4% compared to 62.4% for the six months ended June 30, 2003. The decrease in the net loss and loss expense ratio was primarily due to favorable development on our property account for the 2003 accident year of $6.3 million, which effected a reduction in the net loss ratio of 4.0 percentage points. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. During the six months ended June 30, 2004, there was a lack of claims in our property book that caused the reduction in expected losses. Offsetting this was a change in the mix of business following the acquisition of the renewal rights of a book of directors’ and officers’ liability insurance and related lines of business in the first quarter of 2003.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2004 were $2.5 million compared to ($1.0) million for the six months ended June 30, 2003, an increase of $3.5 million. The acquisition cost ratio for the six months ended June 30, 2004 was 1.6% compared to (1.8)% for the six months ended June 30, 2003. The increase in the acquisition costs was primarily due to a reduction in the level of override commissions received on ceded premiums, which are offset against acquisition costs. During the six months ended June 30, 2004, override commissions were $40.8 million, which had a positive impact on the acquisition cost ratio of 25.9 percentage points compared to $16.6 million and 31.3 percentage points for the six months ended June 30, 2003.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2004 were $31.7 million compared to $8.0 million for the six months ended June 30, 2003, an increase of $23.7 million. The general and administrative expenses ratio for the six months ended June 30, 2004 was 20.1% compared with 15.0% for the six months ended June 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

U.S. Reinsurance

Our U.S. reinsurance segment principally consists of treaty reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties we write in our U.S. reinsurance segment include: professional lines, liability, property, marine and aviation.

Quarters Ended June 30, 2004 and June 30, 2003

The following table summarizes the underwriting results and ratios for the quarters ended June 30, 2004 and June 30, 2003:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$63,332	$52,521	$10,811
Net premiums written	62,157	51,019	11,138
Net premiums earned	52,898	14,058	38,840
Expenses:
Net losses and loss expenses	39,074	13,330	25,744
Acquisition costs	10,210	3,786	6,424
General and administrative expenses (1)	2,601	499	2,102
Underwriting profit	$1,013	$(3,577)	$4,590

Ratios:
Net loss and loss expense ratio	73.9%	94.8%	(20.9)%
Acquisition cost ratio	19.3%	26.9%	(7.6)%
General and administrative expense ratio (1)	4.9%	3.5%	1.4%
Combined ratio	98.1%	125.2%	27.1%

(1) For the quarter ended June 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended June 30, 2004, gross premiums written were $63.3 million compared to $52.5 million for the quarter ended June 30, 2003, an increase of $10.8 million. The table below shows gross premiums written by line of business:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Professional Lines	$27,965	$24,575
Liability	14,798	5,687
Property	18,996	20,945
Marine and Aviation	1,573	1,314
Total	$63,332	$52,521

Gross premiums written for the quarter ended June 30, 2004 increased by 20.6%. This was primarily driven by an increase in gross premiums written of $9.1 million in our liability book of business. This was due to increased market penetration as a result of additional marketing. Our property book decreased by $1.9 million due to the reclassification of a contract between business segments during the quarter ended June 30, 2004.

Premiums ceded for the quarter ended June 30, 2004 were $1.2 million compared to $1.5 million for the quarter ended June 30, 2003, a decrease of $0.3 million.

The following table shows the derivation of net premiums earned:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$53,962	$14,461
Ceded premiums amortized	(1,064)	(403)
Net premiums earned	$52,898	$14,058

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums generally has increased as premiums written throughout 2003 continued to be earned in 2004.

In addition, a large portion of premiums written in 2003 were on a risk-attaching basis, for which the earning period is twice the underlying contract period. Consequently, a significant proportion of the gross premiums has been and will continue to be earned on these contracts in 2004.

Net Losses and Loss Expenses.  Net losses and loss expenses were $39.1 million for the quarter ended June 30, 2004 compared to $13.3 million for the quarter ended June 30, 2003, an increase of $25.8 million. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$1,425	$—
Change in reported case reserves	5,461	—
Change in IBNR	32,971	13,572
Reinsurance recoveries	(783)	(242)
Net losses and loss expenses	$39,074	$13,330

The net loss and loss expense ratio for the quarter ended June 30, 2004 was 73.9% compared to 94.8% for the quarter ended June 30, 2003. Given the limited number of accounts written and the small amount of net premium earned by the U.S. reinsurance segment, due to its start up phase during the first six months ended June 30, 2003, any comparison of loss ratios between these quarters is not meaningful.

Acquisition Costs.  Acquisition costs for the quarter ended June 30, 2004 were $10.2 million compared to $3.8 million for the quarter ended June 30, 2003, an increase of $6.4 million. The acquisition cost ratio for the quarter ended June 30, 2004 was 19.3% compared to 26.9% for the quarter ended June 30, 2003. The decrease was due to a reduction in the level of commissions.

General and Administrative Expenses.  General and administrative expenses for the quarter ended June 30, 2004 were $2.6 million compared to $0.5 million for the quarter ended June 30, 2003, an increase of $2.1 million. The general and administrative expenses ratio for the quarter ended June 30, 2004 was 4.9% compared with 3.5% for the quarter ended June 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Six Months Ended June 30, 2004 and June 30, 2003

The following table summarizes the underwriting results and ratios for the six months ended June 30, 2004 and June 30, 2003:

	Six months ended June 30, 2004	Six months ended June 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$229,630	$114,050	$115,580
Net premiums written	227,809	112,548	115,261
Net premiums earned	105,532	24,890	80,642
Expenses:
Net losses and loss expenses	78,389	19,718	58,671
Acquisition costs	20,167	6,704	13,463
General and administrative expenses (1)	5,196	1,200	3,996
Underwriting profit	$1,780	$(2,732)	$4,512

Ratios:
Net loss and loss expense ratio	74.3%	79.2%	(4.9)%
Acquisition cost ratio	19.1%	26.9%	(7.8)%
General and administrative expense ratio (1)	4.9%	4.8%	0.1%
Combined ratio	98.3%	110.9%	(12.6)%

(1) For the six months ended June 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the six months ended June 30, 2004, gross premiums written were $229.6 million compared to $114.1 million for the six months ended June 30, 2003, an increase of $115.5 million. The table below shows gross premiums written by line of business:

	Six months ended June 30, 2004	Six months ended June 30, 2003
	($ in thousands)	($ in thousands)
Professional Lines	$143,050	$74,723
Liability	52,621	15,178
Property	29,496	20,945
Marine and Aviation	4,463	3,204
Total	$229,630	$114,050

Our professional lines book generated gross premiums written of $143.1 million during the six months ended June 30, 2004, an increase of 91.4% over the six months ended June 30, 2003. Our liability book generated gross premiums written of $52.6 million during the six months ended June 30, 2004, an increase of 246.7% over the six months ended June 30, 2003.  These increases were primarily generated by our ability to quote and write the contracts that came up for renewal on January 1, 2004. In 2003, we did not receive regulatory approvals until mid-December 2002, which caused us to miss the opportunity to take part in the January 2003 renewals. In addition, we increased the statutory capital of AXIS Reinsurance Company in excess of $500 million, which enabled us to participate on more business.

We wrote $29.5 million of gross premiums relating to property reinsurance during the six months ended June 30, 2004, an increase of 40.8% over the six months ended June 30, 2003. This was driven by the recruitment of a property underwriter in the second half of 2003.

Premiums ceded for the six months ended June 30, 2004 were $1.8 million compared to $1.5 million for the six months ended June 30, 2003, an increase of $0.3 million.

The following table shows the derivation of net premiums earned:

	Six months ended June 30, 2004	Six months ended June 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$107,403	$25,293
Ceded premiums amortized	(1,871)	(403)
Net premiums earned	$105,532	$24,890

Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums generally has increased as premiums written throughout 2003 continued to be earned in 2004.

In addition, a large portion of premiums written in 2003 were on a risk-attaching basis, for which the earning period is twice the underlying contract period. Consequently, a significant proportion of the gross premiums has been and will continue to be earned on these contracts in 2004.

Net Losses and Loss Expenses.  Net losses and loss expenses were $78.4 million for the six months ended June 30, 2004 compared to $19.7 million for the six months ended June 30, 2003, an increase of $58.7 million. The following table shows the components of net losses and loss expenses incurred:

	Six months ended June 30, 2004	Six months ended June 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$1,895	$—
Change in reported case reserves	6,756	—
Change in IBNR	71,076	19,960
Reinsurance recoveries	(1,338)	(242)
Net losses and loss expenses	$78,389	$19,718

The net loss and loss expense ratio for the six months ended June 30, 2004 was 74.3% compared to 79.2% for the six months ended June 30, 2003. The decrease in the loss ratio was partly driven by a change in the mix of business. In addition, we experienced favorable development on our 2003 accident year property account of $0.7 million, which generated a 0.7 percentage point reduction in the net loss ratio.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2004 were $20.2 million compared to $6.7 million for the six months ended June 30, 2003, an increase of $13.5 million. The acquisition cost ratio for the quarter ended June 30, 2004 was 19.1% compared to 26.9% for the quarter ended June 30, 2003. The decrease was due to a reduction in the level of commissions.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2004 were $5.2 million compared to $1.2 million for the six months ended June 30, 2003, an increase of $4.0 million. The general and administrative expenses ratio for the six months ended June 30, 2004 was 4.9% compared with 4.8% for the six months ended June 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Financial Condition and Liquidity

We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At June 30, 2004, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch and representative office in the United Kingdom and a branch in Switzerland. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends is limited by the applicable laws and regulations of Bermuda, the United States and Ireland, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

Additionally, we are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our common shares and make other payments. Under the Bermuda Companies Act 1981, as amended, AXIS Capital may declare or pay a dividend or make a distribution out of contributed surplus only if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of our liabilities and issued share capital and share premium accounts. In addition, pursuant to the terms of our credit agreement, we cannot pay cash dividends to our shareholders in excess of $150 million in the aggregate during any fiscal year.

At June 30, 2004, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $951.7 million.

Financial Condition

At June 30, 2004, total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades were $4.7 billion, compared to $4.0 billion at December 31, 2003. Our investment portfolio consisted primarily of fixed income securities at June 30, 2004 and was managed by several external investment management firms. At June 30, 2004, all of these fixed income securities were investment grade, with 82.2 % rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AA+ based on ratings assigned by Standard & Poor’s. The net payable for investments purchased at June 30, 2004 was $80.6 million compared to a net receivable of $3.4 million at December 31, 2003. Net receivables/payables are a result of timing differences only, as investments are accounted for on a trade date basis.

At June 30, 2004, we had $994.8 million of insurance and reinsurance premium balances receivable compared to $660.5 million at December 31, 2003. This increase was due to the level of gross premium written during the six months ended June 30, 2004. At June 30, 2004, we had prepaid reinsurance of $240.2 million and $245.9 million of reinsurance recoverables under these contracts. These balances have increased since December 31, 2003 by $75.2 million and $121.0 million, respectively, following an increase in the level of reinsurance purchased by our global insurance and U.S insurance segments.

At June 30, 2004, we had $1.5 billion of reserves for loss and loss expenses compared to $992.8 million at December 31, 2003, an increase of $548.4 million. Of this balance, $1,308.1 million, or 84.9%, was incurred but not reported reserves.

At June 30, 2004, our shareholders’ equity was $3.0 billion compared to $2.8 billion at December 31, 2003, an increase of 7.8%. This increase was primarily due to net income of $307.6 million for the six months ended June 30, 2004, offset by a decrease of $56.3 million in the unrealized appreciation on our investment portfolio during the same period.

Liquidity

In the six months ended June 30, 2004, we generated a net operating cash inflow of $784.5 million, primarily relating to premiums received and investment income. During the same period, we paid losses of $74.0 million. We invested a net cash amount of $633.3 million during the period, and at June 30, 2004 had a cash balance of $721.2 million. For the six months ended June 30, 2004, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements.

In the six months ended June 30, 2003, we generated a net operating cash inflow of $610.4 million, primarily relating to premiums received and investment income. During the same period we paid losses of $52.9 million. We invested a net cash amount of $427.0 million, and at June 30, 2003 had a cash balance of $927.1 million.

On an ongoing basis, our sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, reinsurance, acquisition costs and general and administrative expenses and to purchase new investments and fund dividend payments.

Our cash flows from operations generally represent the difference between: (1) premiums collected and investment earnings realized; and (2) losses and loss expenses paid, reinsurance purchased, underwriting, other expenses paid, investment losses realized and dividends paid. Cash flows from operations may differ substantially, however, from net income. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

On June 16, 2004, we declared a quarterly dividend of $0.125 per common share to shareholders of record at June 30, 2004. The dividend was paid on July 14, 2004.

In April 2004, the Company announced that it intended to pursue a secondary offering of up to 20,000,000 of its common shares on behalf of some of its founding shareholders. On April 21, 2004, the offering of 20,000,000 common shares was completed at a price of $27.91 per share. In addition, the selling shareholders granted the underwriters an option to purchase an additional 3,000,000 common shares to cover over-allotments. On April 27, 2004, the offering of shares pursuant to the over-allotment option was completed. We did not sell any common shares in connection with the registration and did not receive any proceeds from the offering.

Capital Resources

On March 25, 2004, we renewed our credit facility by entering into a three-year $750 million credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as administrative agent and lender. Under the terms of the new credit facility, up to $750 million may be used by the Company, AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Reinsurance Company, AXIS Specialty Insurance Company and AXIS Surplus Insurance Company to issue letters of credit and up to $300 million may be used by these entities for general corporate purposes, with total borrowings not to exceed $750 million. The credit facility contains various loan covenants with which we must comply, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The credit facility also requires that we maintain (A) a minimum amount of consolidated shareholders’ equity equal to or greater than the sum of $1.975 billion plus (1) 50% of consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2005 and (2) 100% of the net cash proceeds received after March 25, 2004 from any issuance of our capital stock and (B) a debt to total capitalization ratio not greater than 0.35:1.00. The credit facility contains restrictions on our ability to make acquisitions, except that we may, among other things, acquire assets and entities in the insurance and reinsurance business for consideration in an aggregate amount not in excess of $250 million. Our ability to pay dividends or make other restricted payments is also limited, except that we may, among other things, pay cash dividends to our shareholders in an amount not exceeding $150 million for any fiscal year and we may repurchase shares of our capital stock for consideration in an aggregate amount not exceeding $500 million. There was no debt outstanding under the credit facility at June 30, 2004 or December 31, 2003. At June 30, 2004, we had letters of credit of $134.1 million outstanding under the credit facility. At December 31, 2003, we had letters of credit of $127.3 million outstanding under our then existing credit facility. As at June 30, 2004, we were in compliance with all covenants.

Commitments

We did not make any significant capital expenditures during the quarter ended June 30, 2004. We currently expect capital expenditures for 2004 to be less than $50 million.

The following table provides an analysis of our contractual obligations at June 30, 2004:

		Payment due by period Expressed in thousands of U.S. dollars
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$61,448	$7,521	$14,709	$11,832	$27,386

We invested in a collateralized loan obligation with a carrying value of $12.2 million. In connection with this investment, we have commitments that may require additional funding of up to $12.8 million through February 2006.

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

Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. Management periodically revises our investment benchmarks based on business and economic conditions, including the average duration of our potential liabilities. At June 30, 2004, our invested assets (assets under management by external investment managers) had an approximate duration of 3.3 years.

At June 30, 2004, we held $1,232.0 million at fair market value, or 29.9% of our total invested assets, in mortgage-backed securities compared to $1,012.9 million, or 28.2%, at December 31, 2003. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at June 30, 2004. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by External Investment Managers

	Interest Rate Shift in Basis Points
	(Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100	+200
Total Market Value	4,286,712	4,222,247	4,154,193	4,083,979	4,013,019	3,872,764
Market Value Change from Base	3.19%	1.64%	0	(1.69)%	(3.40)%	(6.77)%
Change in Unrealized Value	132,519	68,054	0	(70,214)	(141,174)	(281,429)

Foreign Currency Risk.  Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in such currencies. Furthermore, we may use foreign currency forward contracts in an effort to hedge against movements in the value of foreign currencies relative to the U.S. dollar and to gain exposure to interest rate differentials between differing market rates. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations and comprehensive income. At June 30, 2004, the net contractual amount of foreign currency forward contracts was $39.7 million with a fair market value of $0.4 million. At December 31, 2003, the net contractual amount of foreign currency forward contracts was $3.8 million with a negligible fair market value.

At June 30, 2004, we had insurance and reinsurance premium balances receivable of $994.8 million compared to $660.5 million at December 31, 2003. Of this balance, 81.1% was denominated in U.S. dollars. Of the remaining balance, 11.6% was denominated in Euro and 3.4% in Sterling. A 5% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $7.5 million, compared to $1.0 million at December 31, 2003.

Credit Risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At June 30, 2004, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities. In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

Value-at-Risk.  Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in fair market values of our investment portfolio. The VaR calculation is calculated by a third party provider and reviewed by management. VaR uses a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our investment portfolio at June 30, 2004 was approximately $213.1 million compared to $174.1 million at December 31, 2003, which represents the potential loss in fair market value of our investment portfolio over a one year time horizon within a 95% confidence level. This increase was primarily due to a higher overall investment balances. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position.

Effects of Inflation

We do not believe that inflation has had a material effect on our results of operations, except insofar as inflation may affect interest rates. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects on us are considered in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled.

Cautionary Note Regarding Forward-Looking Statement

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “ potential” and “intend.”  Forward-looking statements contained in this report include information regarding the benefits from continued underwriting discipline and from insureds seeking to move their business to financially stronger insurers and reinsurers, pricing conditions, the mix of businesses within and between our business segments, managing interest rate and foreign currency risks, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause actual events or results to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4), failure of any of the loss limitation methods we employ, (5) effects of emerging claims and coverage issues, (6) the failure of our cedents to adequately evaluate risks, (7) the loss of one or more key executives (8) a decline in our ratings with Standard & Poor’s and A.M. Best, (9) loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition and (12) general economic conditions. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4.            Submission of Maters to a Vote of Shareholders

The following matters were submitted to a vote of Shareholders at the Annual General Meeting of Common Shareholders held on May 6, 2004 at the Fairmont Southampton Princess Hotel, 101 South Shore Road, Southampton SN 02, Bermuda.

1.     Appointment of Directors

RESOLVED by a vote of 93,854,572 in favour, 123,475 against and 0 abstaining:

That Jurgen Grupe be appointed a Class II Director.

RESOLVED by a vote of 93,854,572 in favour, 123,475 against and 0 abstaining:

That Maurice A. Keane be appointed a Class III Director.

RESOLVED by a vote of 93,854,572 in favour, 123,475 against and 0 abstaining:

That Edward J. Kelly, III be appointed a Class III Director.

RESOLVED by a vote of 93,433,612 in favour, 544,435 against and 0 abstaining:

That Andrew H. Rush be appointed a Class III Director.

RESOLVED by a vote of 93,854,572 in favour, 123,475 against and 0 abstaining:

That Henry B. Smith be appointed a Class III Director.

RESOLVED by a vote of 93,433,612 in favour, 544,435 against and 0 abstaining:

That Jeffrey C. Walker be appointed a Class III Director.

The following directors continued in office after the meeting: Michael A. Butt, John R. Charman, Robert J. Newhouse, Jr., Charles A. Davis, W. Thomas Forrester, Robert L. Friedman, Donald. J. Greene, Scott. A Schoen and Frank J. Tasco.

2.     Bye-Laws

RESOLVED by a vote of 93,779,147 in favour, 90,060 against and 108,840 abstaining:

That the bye-laws of AXIS Capital Holdings Limited be amended to increase the maximum number of directors from 15 to 16.

3.     Appointment of Auditors

RESOLVED by a vote of 93,970,887 in favour, 1,210 against and 5,950 abstaining:

That Deloitte & Touche be appointed to act as the independent auditors of AXIS Capital Holdings Limited for the fiscal year ending December 31, 2004 and the Board of Directors, acting through the Audit Committee, be authorised to set the fees for the independent auditors.

4.     Directors of AXIS Specialty

RESOLVED by a vote of 93,854,572 in favour, 123,475 against and 0 abstaining:

That Michael A. Butt be appointed a Director of AXIS Specialty Limited.

RESOLVED by a vote of 93,854,572 in favour, 123,475 against and 0 abstaining:

That John R. Charman be appointed a Director of AXIS Specialty Limited.

RESOLVED by a vote of 93,854,572 in favour, 123,475 against and 0 abstaining:

That Andrew Cook be appointed a Director of AXIS Specialty Limited.

5.     Appointment of Auditors of AXIS Specialty

RESOLVED by a vote of 93,959,247 in favour, 1,260 against and 17,540 abstaining:

That Deloitte & Touche be appointed to act as the independent auditors of AXIS Specialty Limited for the fiscal year ending December 31, 2004 and the board of directors of AXIS Specialty Limited be authorised to set the fees for the independent auditors.

6.     Auditors’ Fees of AXIS Ireland

RESOLVED by a vote of 93,959,247 in favour, 1,260 against and 17,540 abstaining:

That the board of directors of AXIS Specialty Holdings Ireland Limited be authorised to set the fees for Deloitte & Touche, independent auditors of AXIS Specialty Holdings Ireland Limited, for the fiscal year ending December 31, 2004.

7.     AXIS Ireland Financial Statements

RESOLVED by a vote of 93,951,297 in favour, 1,210 against and 25,540 abstaining:

That the financial statements of AXIS Specialty Holdings Ireland Limited for the fiscal year ended December 31, 2003 and the report of the independent auditors and directors thereon be approved.

8.              Auditors’ Fees of AXIS Europe

RESOLVED by a vote of 93,950,947 in favour, 1,360 against and 25,740 abstaining:

That AXIS Specialty Holdings Ireland Limited be authorised to authorise the board of directors of AXIS Specialty Europe Limited to set the fees for Deloitte & Touche, independent auditors of AXIS Specialty Europe Limited, for the fiscal year ending December 31, 2004.

9.              AXIS Europe Financial Statements

RESOLVED by a vote of 93,951,147 in favour, 1,260 against and 25,640 abstaining:

That AXIS Specialty Holdings Ireland Limited be authorised to vote to approve the financial statements of AXIS Specialty Europe Limited for the fiscal year ended December 31, 2003 and the report of the independent auditors and directors thereon.

10.       Auditors’ Fees of AXIS Re

RESOLVED by a vote of 93,951,147 in favour, 1,260 against and 25,640 abstaining:

That AXIS Specialty Holdings Ireland Limited be authorised to authorise the board of directors of AXIS Re Limited to set the fees for Deloitte & Touche, independent auditors of AXIS Re Limited, for the fiscal year ending December 31, 2004.

11.  AXIS Re Financial Statements

RESOLVED by a vote of 93,950,747 in favour, 1,260 against and 26,040 abstaining:

That AXIS Specialty Holdings Ireland Limited be authorised to vote to approve the financial statements of AXIS Re Limited for the fiscal year ended December 31, 2003 and the report of the independent auditors and directors thereon.

12.  Appointment of Auditors of AXIS UK

RESOLVED by a vote of 93,950,747 in favour, 1,260 against and 26,040 abstaining:

That Deloitte & Touche be appointed to act as the independent auditors of AXIS Specialty UK Limited for the fiscal year ending December 31, 2004 and the board of directors of AXIS Specialty UK Limited be authorised to set the fees for the independent auditors.

13.  UK Financial Statements

RESOLVED by a vote of 93,950,997 in favour, 1,210 against and 25,840 abstaining:

That the financial statements of AXIS Specialty UK Limited for the fiscal year ended December 31, 2003 be approved.

14.  Appointment of Auditors of AXIS UK Holdings

RESOLVED by a vote of 93,951,147 in favour, 1,360 against and 25,540 abstaining:

That Deloitte & Touche be appointed to act as the independent auditors of AXIS Specialty UK Holdings Limited for the fiscal year ending December 31, 2004 and the board of directors of AXIS Specialty UK Holdings Limited be authorised to set the fees for the independent auditors.

15.  AXIS UK Holdings Financial Statements

RESOLVED by a vote of 93,951,247 in favour, 1,260 against and 25,540 abstaining:

That the financial statements of AXIS Specialty UK Holdings Limited for the fiscal year ended December 31, 2003 be approved.

16.  Directors of AXIS Barbados

RESOLVED by a vote of 93,854,572 in favour, 123,475 against and 0 abstaining:

That John R. Charman be appointed a director of AXIS Specialty (Barbados) Limited.

RESOLVED by a vote of 93,854,572 in favour, 123,475 against and 0 abstaining:

That Andrew Cook be appointed a director of AXIS Specialty (Barbados) Limited.

RESOLVED by a vote of 93,854,572 in favour, 123,475 against and 0 abstaining:

That Michael J. Weetch be appointed a director of AXIS Specialty (Barbados) Limited.

17.  Appointment of Auditors of AXIS Barbados

RESOLVED by a vote of 93,951,297 in favour, 1,210 against and 25,540 abstaining:

That Deloitte & Touche be appointed to act as the independent auditors of AXIS Specialty (Barbados) Limited for the fiscal year ending December 31, 2004 and the board of directors of AXIS Specialty (Barbados) Limited be authorised to set the fees for the independent auditors.

18.  AXIS Barbados Financial Statements

RESOLVED by a vote of 93,951,297 in favour, 1,210 against and 25,540 abstaining:

That the financial statements of AXIS Specialty (Barbados) Limited for the fiscal year ended December 31, 2003 be approved

Item 6.            Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1

Certificate of Incorporation and Memorandum of Association (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No.1) (Registration No. 333-103620) filed on April 16, 2003).

3.2	Bye-Laws

10.1	Employment Agreement between Lorraine S. Mariano and AXIS Specialty U.S. Services Inc. dated as of April 1, 2004.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on May 3, 2004  pursuant to Item 12 reporting the issuance by the Company of the press release reporting the Company’s results for the quarter ended March 31, 2004.

The Company filed a report on Form 8-K on July 13, 2004 pursuant to Item 5 reporting the issuance by the Company of the press release reporting the resignation of a member of its board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2004

AXIS CAPITAL HOLDINGS LIMITED

	By:	/s/ John Charman
John Charman
President and Chief Executive Officer
(Authorized Officer)

/s/ Andrew Cook
Andrew Cook
Chief Financial Officer
(Principal Financial Officer)