Form 10-Q
period 2004-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2004-11-05
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 4, 2004, there were 154,907,232 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as at September 30, 2004 (Unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations and Comprehensive Income for the Quarters and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

As at September 30, 2004 and December 31, 2003

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$935,331	$605,175
Fixed maturity investments at fair market value (Amortized cost 2004: $4,335,707; 2003: $3,359,102)	4,360,522	3,385,576
Other investments	83,143	—
Accrued interest receivable	33,588	29,530
Net receivable for investments sold	—	3,371
Securities lending collateral	765,273	—
Insurance and reinsurance premium balances receivable	924,575	660,530
Deferred acquisition costs	229,102	136,281
Prepaid reinsurance premiums	234,182	164,999
Reinsurance recoverable	551,164	124,899
Intangible assets	23,536	24,579
Other assets	62,716	37,333
Total Assets	$8,203,132	$5,172,273

Liabilities
Reserve for losses and loss expenses	$2,223,234	$992,846
Unearned premiums	1,682,119	1,143,447
Insurance and reinsurance balances payable	190,195	151,381
Accounts payable and accrued expenses	59,957	67,451
Securities lending payable	765,333	—
Net payable for investments purchased	197,302	—
Total Liabilities	$5,118,140	$2,355,125

Shareholders’ Equity
Share capital (Authorized 800,000,000 common shares, par value $0.0125; issued and outstanding 2004: 152,539,621; 2003:152,474,011)	1,906	1,906
Additional paid-in capital	2,013,325	2,000,731
Accumulated other comprehensive income, net of tax	22,997	25,164
Retained earnings	1,046,764	789,347
Total Shareholders’ Equity	3,084,992	2,817,148

Total Liabilities & Shareholders’ Equity	$8,203,132	$5,172,273

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
For the quarters and nine months ended September 30, 2004 and 2003
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$687,700	$633,942	$2,361,142	$1,793,979
Premiums ceded	(125,688)	(99,567)	(412,063)	(269,636)
Change in unearned premiums	(40,214)	(136,909)	(469,630)	(488,858)
Net premiums earned	521,798	397,466	1,479,449	1,035,485

Net investment income	40,017	19,342	104,621	46,598
Net realized gains (losses)	3,732	(5,713)	9,418	21,190
Other insurance related income	7,206	8,548	7,650	19,756
Total revenues	$572,753	$419,643	$1,601,138	$1,123,029

Expenses
Net losses and loss expenses	$445,575	$184,180	$946,025	$526,135
Acquisition costs (related party 2004: $30,364; 2003: $20,799: 2004; $76,796; 2003 $60,143)	79,222	56,101	201,674	146,770
General and administrative expenses	47,537	34,843	132,048	96,451
Foreign exchange	(3,459)	(4,574)	4,099	(19,316)
Total expenses	568,875	270,550	1,283,846	750,040

Income before income taxes	3,878	149,093	317,292	372,989
Income tax recovery (expense)	2,401	(2,111)	(3,369)	(1,135)
Net Income	$6,279	$146,982	$313,923	$371,854

Other comprehensive income
Unrealized gains arising during the period	53,176	6,190	5,707	23,172
Adjustment for re-classification of gains (losses) realized in income, net of tax	1,014	(4,321)	(7,874)	(9,067)
Comprehensive income, net of tax	$60,469	$148,851	$311,756	$385,959

Weighted average common shares and common share equivalents - basic	152,534,495	151,453,213	152,523,144	141,499,081

Weighted average common shares and common share equivalents - diluted	166,128,928	163,232,232	166,401,498	151,322,233

Net income per share - basic	$0.04	$0.97	$2.06	$2.63

Net income per share - diluted	$0.04	$0.90	$1.89	$2.46

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2004 and 2003
(Expressed in thousands of U.S. dollars)

	Nine months ended
	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)
Share capital
Balance at beginning of period	$1,906	$1,727
Issued during period	—	202
Balance at end of period	$1,906	$1,929

Additional paid-in capital
Balance at beginning of period	$2,000,731	$1,686,599
Shares issued, net of costs	(797)	328,637
Stock option expense	2,317	—
Stock compensation expense	11,074	—
Balance at end of period	$2,013,325	$2,015,236

Deferred compensation
Balance at beginning of period	$—	$(20,576)
Issue of restricted shares	—	(1,260)
Amortization of deferred compensation	—	6,231
Balance at end of period	$—	$(15,605)

Accumulated other comprehensive income, net of tax
Balance at beginning of period	$25,164	$25,484
Change in unrealized (loss) gain	(1,385)	14,105
Change in deferred taxes	(782)	—
Balance at end of period	$22,997	$39,589

Retained earnings
Balance at beginning of period	$789,347	$267,799
Dividends paid	(56,506)	—
Net income for period	313,923	371,854
Balance at end of period	$1,046,764	$639,653

Total Shareholders’ Equity	$3,084,992	$2,680,802

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004 and 2003
(Expressed in thousands of U.S. dollars)

	Nine months ended
	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities:
Net income	$313,923	$371,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on sales of investments	(9,418)	(21,190)
Amortization of discounts on fixed maturities	25,912	27,664
Amortization of deferred compensation	13,391	6,231
Amortization of intangible assets	1,178	750
Accrued interest receivable	(4,058)	(5,110)
Insurance and reinsurance premium balances receivable	(264,045)	(315,399)
Deferred acquisition costs	(92,821)	(75,676)
Prepaid reinsurance premiums	(69,183)	(112,813)
Reinsurance recoverable	(426,265)	(98,449)
Intangible assets	(135)	—
Other assets	(26,165)	(14,964)
Reserve for losses and loss expenses	1,230,388	569,107
Unearned premiums	538,672	597,334
Insurance and reinsurance balances payable	38,814	32,136
Accounts payable and accrued expenses	(7,434)	23,380
Total adjustments	948,831	613,001
Net cash provided by operating activities	1,262,754	984,855
Cash flows provided by (used in) investing activities:
Net cash paid in acquisition of subsidiaries	—	(34,664)
Purchases of other investments	(83,143)	—
Purchases of available-for-sale securities	(5,006,227)	(9,210,970)
Sales of available-for-sale securities	4,214,075	7,990,270
Net cash used in investing activities	(875,295)	(1,255,364)
Cash flows provided by (used in) financing activities:
Dividend	(56,506)	—
Issue of shares, net	(797)	331,817
Net cash (used in) provided by financing activities	(57,303)	331,817
Increase in cash and cash equivalents	330,156	61,308
Cash and cash equivalents - beginning of period	605,175	729,296
Cash and cash equivalents - end of period	$935,331	$790,604

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

1.             Basis of Preparation and Consolidation

These unaudited condensed consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (collectively referred to as the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis and the estimation of fair values for contracts that meet the definition of derivatives under FAS 133. Some items in the financial statements have been reclassified to conform to the current period classification.

2.             New Accounting Pronouncements

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued in late 2003. It contains two aspects that impact the Company. Firstly, it provides details regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. These disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003 and, accordingly, were provided in our financial statements for the year ended December 31, 2003. Secondly, it provides additional guidance for evaluating whether an investment is other-than-temporarily impaired. This guidance was scheduled to be effective for reporting periods beginning after June 30, 2004. However, the FASB has since determined that a delay in the effective date of these provisions was necessary until it can issue additional guidance on the application of EITF Issue No. 03-1. The Company will assess whether this guidance will have a material impact on the Company’s results of operations or financial condition once it is released.

3.             Stock-Based Compensation

On June 30, 2003, the FASB issued FAS No.148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” FAS 148 amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the existing disclosure to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The additional disclosure requirements are effective for fiscal quarters ended after December 15, 2002. The Company adopted FAS No. 123 effective January 1, 2003 by applying the prospective method permitted under FAS No. 148. Prior to 2003, the Company followed Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock compensation. With respect to unvested restricted stock awards, the amount of deferred compensation is eliminated from share capital and additional paid in capital. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation prior to January 1, 2003.

		Quarters ended		Nine months ended
		September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income, as reported.		$6,279	$146,982	$313,923	$371,854
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	3,511	2,073	11,598	6,305
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,276)	(3,543)	(13,729)	(10,786)

Pro-forma net income		$5,514	$145,512	$311,792	$367,373
Net income per share:
	Basic - as reported	$0.04	$0.97	$2.06	$2.63
	Basic - pro forma	$0.04	$0.96	$2.04	$2.60
	Diluted - as reported	$0.04	$0.90	$1.89	$2.46
	Diluted - pro forma	$0.03	$0.89	$1.87	$2.43

4.             Segment Information

The Company’s business consists of four underwriting segments: global insurance, global reinsurance, U.S. insurance and U.S. reinsurance. The Company evaluates the performance of each underwriting segment based on underwriting results. Most business written by the Company has loss experience generally characterized as low frequency and high severity.  This may result in volatility in both the Company’s and an individual segment’s operating results and cash flows. With effect from January 1, 2004, the Company included the personnel expenses of its underwriters in general and administrative expenses; prior to that date, they were included in acquisition costs. Disclosures relating to prior periods have been restated to reflect this change. In addition, with effect from January 1, 2004, the Company allocated all of its general and administrative costs, except for its corporate expenses, to its underwriting segments. The Company’s corporate costs include holding company costs necessary to support the Company’s worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.  Prior periods have not been restated to reflect the full allocation of general and administrative costs, as the Company’s business segments were not fully operational throughout 2003. The Company does not allocate its assets by segment as it evaluates the underwriting results of each segment separately from the results of its investment portfolio.

Global Insurance

The Company’s global insurance segment consists of specialty lines business sourced primarily outside of the U.S. but covering exposures throughout the world. In this segment, the Company offers clients tailored solutions in order to respond to their distinctive risk characteristics. Since most of the lines in this segment are for property and not for casualty coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business, which facilitates the Company’s reserving process for this segment.

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

The following tables summarize the underwriting results, ratios and the reserves for losses and loss expenses for the four business segments as of and for the quarters and nine months ended September 30, 2004 and September 30, 2003.

Quarter ended September 30, 2004

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$214,282	$163,837	$227,380	$82,201	—	$687,700
Net premiums written	203,469	153,062	124,812	80,669	—	562,012
Net premiums earned	199,477	166,736	90,266	65,319	—	521,798
Other insurance related income	7,106	100	—	—	—	7,206
Expenses:
Net losses and loss expenses	152,333	137,364	85,531	70,347	—	445,575
Acquisition costs	33,067	26,365	4,941	14,849	—	79,222
General and administrative expenses	8,592	7,654	18,222	2,876	—	37,344
Underwriting profit (loss)	12,591	(4,547)	(18,428)	(22,753)	—	(33,137)

Corporate expenses					(10,193)	(10,193)
Net investment income					40,017	40,017
Realized gains on investments					3,732	3,732
Foreign exchange					3,459	3,459
Income before income taxes						$3,878

Ratios:
Net loss and loss expense ratio	76.4%	82.4%	94.7%	107.7%		85.4%
Acquisition cost ratio	16.5%	15.8%	5.5%	22.7%		15.2%
General and administrative expense ratio	4.3%	4.6%	20.2%	4.4%	2.0%	9.1%
Combined ratio	97.2%	102.8%	120.4%	134.8%		109.7%

Reserve for losses and loss expenses as at September 30, 2004	$805,364	$499,961	$711,181	$206,728	n/a	$2,223,234

Quarter ended September 30, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$249,313	$114,586	$188,041	$82,002	—	$633,942
Net premiums written	245,659	114,586	92,850	81,280	—	534,375
Net premiums earned	198,576	117,445	50,458	30,987	—	397,466
Other insurance related income	8,124	424	—	—	—	8,548
Expenses:
Net losses and loss expenses	85,415	44,100	33,621	21,044	—	184,180
Acquisition costs	30,146	18,546	1,613	5,796	—	56,101
General and administrative expenses (1)	3,647	1,429	3,746	847	—	9,669
Underwriting profit	87,492	53,794	11,478	3,300	—	156,064

Corporate expenses (1)					(25,174)	(25,174)
Net investment income					19,342	19,342
Realized losses on investments					(5,713)	(5,713)
Foreign exchange					4,574	4,574
Income before income taxes						$149,093

Ratios:
Net loss and loss expense ratio	43.0%	37.5%	66.6%	67.9%		46.3%
Acquisition cost ratio	15.2%	15.8%	3.2%	18.7%		14.1%
General and administrative expense ratio (1)	1.8%	1.2%	7.4%	2.7%	6.3%	8.8%
Combined ratio	60.0%	54.5%	77.2%	89.3%		69.2%

Reserve for losses and loss expenses as at September 30, 2003	$395,854	$194,146	$153,640	$41,401	n/a	$785,041

(1) For the quarter ended September 30, 2003, the Company did not allocate any of its general and administrative expenses, except for the personnel expenses of its underwriters.

Nine months ended September 30, 2004

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$730,878	$722,796	$595,637	$311,831	—	$2,361,142
Net premiums written	619,248	698,112	323,241	308,478	—	1,949,079
Net premiums earned	595,761	465,000	247,837	170,851	—	1,479,449
Other insurance related income	6,887	763	—	—	—	7,650
Expenses:
Net losses and loss expenses	368,476	246,542	182,271	148,736	—	946,025
Acquisition costs	89,530	69,651	7,477	35,016	—	201,674
General and administrative expenses	24,047	20,986	49,927	8,072	—	103,032
Underwriting profit (loss)	120,595	128,584	8,162	(20,973)	—	236,368

Corporate expenses					(29,016)	(29,016)
Net investment income					104,621	104,621
Realized gains on investments					9,418	9,418
Foreign exchange					(4,099)	(4,099)
Income before income taxes						$317,292

Ratios:
Net loss and loss expense ratio	61.8%	53.0%	73.5%	87.1%		63.9%
Acquisition cost ratio	15.0%	15.0%	3.0%	20.5%		13.6%
General and administrative expense ratio	4.0%	4.5%	20.1%	4.7%	2.0%	8.9%
Combined ratio	80.8%	72.5%	96.6%	112.3%		86.4%

Reserve for losses and loss expenses as at September 30, 2004	$805,364	$499,961	$711,181	$206,728	n/a	$2,223,234

Nine months ended September 30, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$700,612	$446,228	$451,087	$196,052	—	$1,793,979
Net premiums written	675,248	436,858	218,409	193,828	—	1,524,343
Net premiums earned	567,947	308,158	103,503	55,877	—	1,035,485
Other insurance related income	19,332	424	—	—	—	19,756
Expenses:
Net losses and loss expenses	285,958	132,672	66,743	40,762	—	526,135
Acquisition costs	81,053	52,579	638	12,500	—	146,770
General and administrative expenses (1)	10,074	4,146	11,713	2,047	—	27,980
Underwriting profit	210,194	119,185	24,409	568	—	354,356

Corporate expenses (1)					(68,471)	(68,471)
Net investment income					46,598	46,598
Realized gains on investments					21,190	21,190
Foreign exchange					19,316	19,316
Income before income taxes						$372,989

Ratios:
Net loss and loss expense ratio	50.3%	43.1%	64.5%	72.9%		50.8%
Acquisition cost ratio	14.3%	17.1%	0.6%	22.4%		14.2%
General and administrative expense ratio (1)	1.7%	1.3%	11.3%	3.6%	6.6%	9.3%
Combined ratio	66.3%	61.5%	76.4%	98.9%		74.3%

Reserve for losses and loss expenses as at September 30, 2003	$395,854	$194,146	$153,640	$41,401	n/a	$785,041

(1) For the nine months ended September 30, 2003, the Company did not allocate any of its general and administrative expenses, except for the personnel expenses of its underwriters.

5.             Securities Lending

The Company participates in a securities lending program whereby the Company’s securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $748.8 million and $nil million in securities on loan at September 30, 2004 and December 31, 2003, respectively.

6.             Other Investments

The Company has invested $15.7 million in the senior preferred shares of a collateralized loan obligation, $42.4 million in combination notes of several collateralized loan obligations and $25.0 million in a medium term note representing an interest in a pool of European fixed income securities.  The Company carries these investments at fair value, which currently approximates cost.

The collateral manager for the senior preferred shares investment is Blackstone Debt Advisors L.P., which is a related party as one of its affiliates beneficially owns more than 5% of the Company’s common shares. The collateral manager is entitled to management fees payable by the collateralized loan obligation in the ordinary course of business.  The Company does not have significant influence and does not participate in the management of this investment.

The underwriter for several collateralized loan obligations was Credit Suisse First Boston LLC, which is a related party as one of its affiliates beneficially owns more than 5% of the Company’s common shares. The underwriter was entitled to organization and closing fees payable by the collateralized loan obligations in the ordinary course of business.  The collateralized loan obligations are managed by third parties. The Company does not have significant influence and does not participate in the management of these investments.

7.             Benefit Plans

The following table presents the components of the Company’s defined benefit pension expense for the quarter and nine months ended September 30, 2004 and 2003.

	Quarters ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	($ in thousands)		($ in thousands)
Interest costs	$161	$—	$483	$—
Amortization of prior service costs	536	—	1,608	—
Total pension expense	$697	$—	$2,091	$—

8.             Commitments and contingencies

On March 25, 2004, the Company renewed its credit facility by entering into a three-year $750 million credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as administrative agent and lender. Under the terms of the new credit facility, up to $750 million may be used by the Company and its subsidiaries, AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Reinsurance Company, AXIS Specialty Insurance Company and AXIS Surplus Insurance Company, to issue letters of credit and up to $300 million may be used by these entities for general corporate purposes, with total borrowings not to exceed $750 million. The credit facility contains various loan covenants with which the Company must comply, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The credit facility also requires that the Company maintain (1) a minimum amount of consolidated shareholders’ equity equal to or greater than the sum of $1.975 billion plus (A) 50% of consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2005 and (B) 100% of the net cash proceeds received after March 25, 2004 from any issuance of our capital stock, and (2) a debt to total capitalization ratio not greater than 0.35:1.00. The credit facility contains restrictions on the Company’s ability to make acquisitions, except that it may, among other things, acquire assets and entities in the insurance and reinsurance business for consideration in an aggregate amount not in excess of $250 million. The Company’s ability to pay dividends or make other restricted payments is also limited, except that it may, among other things, pay cash dividends to shareholders in an amount not exceeding $150 million for any fiscal year and it may repurchase shares of its capital stock for consideration in an aggregate amount not exceeding $500 million. There was no debt outstanding under the credit facility at September 30, 2004 or December 31, 2003. At September 30, 2004, the Company had letters of credit of $133.9 million outstanding under the credit facility. At December 31, 2003, the Company had letters of credit of $127.3 million outstanding under its then existing credit facility.

The Company has invested $15.7 million in the senior preferred shares of a collateralized loan obligation included in other investments. See note (6).  In connection with this investment, the Company has commitments that may require additional funding of up to $9.3 million over the next two years.

9.             Net income per share

The following table sets forth the calculation of basic and diluted earnings per share:

	Quarters ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income per share -basic
Net income	$6,279	$146,982	$313,923	$371,854
Weighted average common shares outstanding	152,534,495	151,453,213	152,523,144	141,499,081
Net income per share -basic	$0.04	$0.97	$2.06	$2.63

Net income per share -diluted
Weighted average common shares outstanding	152,534,495	151,453,213	152,523,144	141,499,081
Share equivalents
Warrants	10,545,184	9,156,307	10,755,132	7,700,860
Options	2,220,416	1,922,944	2,270,654	1,585,807
Restricted stock	828,833	699,768	852,568	536,485
Weighted average common shares outstanding -diluted	166,128,928	163,232,232	166,401,498	151,322,233
Net income per share -diluted	$0.04	$0.90	$1.89	$2.46

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We underwrite insurance and reinsurance on a global basis. Our business consists of four segments: global insurance, global reinsurance, U.S. insurance and U.S. reinsurance. On July 7, 2003, we completed an initial public offering of 15.4 million newly issued common shares and 9.3 million common shares offered by selling shareholders. Net proceeds to the Company from the offering were $316.0 million and were credited to shareholders’ equity. In April 2004, we completed a secondary offering of 23.0 million common shares offered by selling shareholders. We did not sell any common shares in connection with this offering and did not receive any proceeds.

The markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable. Historically, underwriting capacity has been impacted by several factors, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results and the ratings and financial strength of competitors. During 2003, many companies operating in our markets were recovering from the consequences of a prolonged period of excess underwriting capacity, which recovery generally produced favorable pricing, terms and conditions for the risks we underwrite. We believe that we are currently operating in a marketplace that generally continues to offer favorable pricing, terms and conditions in all of our business segments; however, there are many lines of business that have recently experienced less favorable pricing, terms and conditions. We believe that we will benefit from continued underwriting discipline by the market in most lines of business and from insurers seeking to move their business from insurers and reinsurers with legacy balance sheet issues and reserving shortfalls to financially stronger insurers and reinsurers.

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

Our expenses primarily consist of net losses and loss expenses, acquisition costs and general and administrative expenses. Net losses and loss expenses are management’s best estimate of the ultimate cost of claims incurred during a reporting period. Many of our lines of business have loss experience characterized as low frequency and high severity, which may cause volatility in our results of operations from period to period. Also, we have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophic events. The incidence and occurrence of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. Although we attempt to manage our exposure to such events across the organization in a variety of ways, including transfer of risk to other reinsurers, a single catastrophic event could affect multiple business segments and the frequency or severity of a catastrophic event could exceed our estimates.

Acquisition costs relate to the fees, commissions and taxes paid to obtain business. Typically, these costs are based on a percentage of the premium written and will vary by each line of business that we underwrite. In addition, we offset commissions received on ceded premiums against acquisition costs.

General and administrative expenses consist primarily of personnel and general operating expenses. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date, they were included in acquisition costs. Disclosures relating to prior periods have been restated to reflect this change. In addition, with effect from January 1, 2004, we allocated all of our general and administrative costs, except for corporate expenses, to our underwriting segments. Our corporate costs include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.  Prior periods have not been restated to reflect the full allocation of general and administrative costs as our business segments were not fully operational throughout 2003. We do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of its investment portfolio.

Our ultimate objective as an insurance and reinsurance company is to generate superior returns on capital that appropriately reward us for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. To achieve this objective, we must be able to accurately assess the potential losses associated with the risks that we insure and reinsure across the organization, to manage our investment portfolio risk appropriately and to control acquisition costs and infrastructure throughout the organization. Two financial measures that are meaningful in analyzing our performance are return on equity and combined ratio. Our return on equity calculation is based on the level of net income generated from the average of the opening and closing shareholders’ equity during the period. The combined ratio is a formula used by insurance and reinsurance companies to relate net premiums earned during a period to net losses and loss expenses, acquisition costs and general and administrative expenses during a period. A combined ratio above 100% indicates that a company is incurring more in net losses and loss expenses, acquisition costs and general and administrative expenses than it is earning in net premiums. We consider the combined ratio an appropriate indicator of our underwriting performance, particularly given the short tail orientation of our overall portfolio of risks. The following table details our key performance indicators:

	Quarters ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	($ in thousands)		($ in thousands)
Gross premiums written	$687,700	$633,942	$2,361,142	$1,793,979
Net premiums earned	521,798	397,466	1,479,449	1,035,485
Net income	6,279	146,982	313,923	371,854
Net loss and loss expense ratio	85.4%	46.3%	63.9%	50.8%
Combined ratio	109.7%	69.2%	86.4%	74.3%

Annualized return on average equity	0.8%	24.0%	14.2%	21.4%

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

Acquisition History

On February 28, 2003, we completed the acquisition of Sheffield Insurance Corporation for $34.7 million and subsequently renamed it AXIS Surplus Insurance Company. At the time of purchase, Sheffield Insurance Corporation was licensed to write insurance in Illinois and Alabama and eligible to write surplus lines insurance in 39 states and the District of Columbia. In addition, we added a team of insurance professionals from Combined Specialty Group, Inc. In the first half of 2003, we acquired the renewal rights to a book of directors’ and officers’ liability insurance and related lines business written by the Financial Insurance Solutions (“FIS”) group of The Kemper Insurance Companies (“Kemper”) in exchange for an agreement to make an override payment. The override payment is based on a percentage of gross written premiums of all FIS accounts that are renewed by the Company. We purchased this company and agreed to acquire these rights as the foundation for commencing our U.S. insurance operations.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Managements’ Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K dated February 26, 2004.

Results of Operations

Quarters ended September 30, 2004 and 2003

Premiums.  In the quarter ended September 30, 2004, gross premiums written were $687.7 million compared with $633.9 million for the quarter ended September 30, 2003, an increase of $53.8 million. The increase was generated by our global reinsurance segment, which experienced an increase in gross premiums written of $49.3 million, and our U.S. insurance segment, which experienced an increase in gross premiums written of $39.3 million. The increase in gross premiums written in our global reinsurance segment was partly due to new business written by our Zurich office and an increase in property pro rata gross premiums written. The increase in gross premiums written in our U.S. segment was primarily due to greater market penetration.  The increases in gross premiums written were partially offset by a reduction of $35.0 million in gross premiums written by our global insurance segment. This reduction was partially due to a refinement in the method of estimating gross written premiums in our property line of business that occurred in the quarter ended December 31, 2003. This refinement more closely aligned the Company’s estimation and recording of gross premiums written with activity reported by ceding companies and increased gross premiums written for the quarter ended September 30, 2003.  We expect the mix of business within and between our segments to change over time based on market conditions and our view of the long term profit potential of individual lines of business.

Premiums ceded for the quarter ended September 30, 2004 were $125.7 million compared with $99.6 million for the quarter ended September 30, 2003, an increase of $26.1 million.  Of this increase, approximately 38% related to additional protections purchased to reinstate coverages exhausted by losses from Hurricanes Charley, Frances, Ivan and Jeanne. We purchase reinsurance to reduce our exposure to risk of loss on some lines of business written primarily within our global insurance and U.S. insurance segments. The remaining increase in ceded premiums was generated primarily within these segments.

Net premiums earned for the quarter ended September 30, 2004 were $521.8 million compared with $397.5 million for the quarter ended September 30, 2003, an increase of $124.3 million. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written in all of our segments over the rolling twelve-month period ended September 30, 2004 compared to the rolling twelve-month period ended September 30, 2003, our net premiums earned increased.

Net Investment Income and Net Realized Gains/Losses.  Net investment income, including realized gains/losses, for the quarter ended September 30, 2004 was $43.7 million compared with $13.6 million for the quarter ended September 30, 2003, an increase of $30.1 million.

Net Investment Income. Net investment income for the quarter ended September 30, 2004 was $40.0 million compared with $19.3 million for the quarter ended September 30, 2003, an increase of $20.7 million. This was due to a combination of higher investment balances and higher investment yields.  Net investment income consisted primarily of interest on fixed income securities that was partially offset by net investment expenses of $1.8 million for the quarter ended September 30, 2004 compared with $1.6 million for the quarter ended September 30, 2003. The higher expenses were a result of an increase in our assets managed by external portfolio managers.

The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) for the quarter ended September 30, 2004 was 3.5% compared with 2.6% for the quarter ended September 30, 2003. The increase in the effective yield was primarily due to higher U.S. interest rates. The yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

Net Realized Gains/Losses. Net realized gains for the quarter ended September 30, 2004 were $3.7 million compared with net realized losses of $5.7 million for the quarter ended September 30, 2003, a increase of $9.4 million. We invest our portfolios to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios. As a result, there can be significant changes in the levels of our net realized gains/losses from quarter to quarter. Some of our mortgage-backed securities are required to be classified as derivatives; included within net realized gains was $0.3 million in realized gains and a negligible amount in unrealized losses relating to these securities.

The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the quarter ended September 30, 2004 was 2.4%

compared with 0.3% for the quarter ended September 30, 2003. The total return for an investment portfolio consists of price and income return. These components are affected primarily by the timing of cash flows, changes in interest rates and changes in asset allocation. Our total return was higher during the quarter ended September 30, 2004 due to changes in U.S. interest rates that positively impacted prices of fixed income securities and higher investment yields.

Other Insurance Related Income.  Other insurance related income for the quarter ended September 30, 2004 was $7.2 million compared with income of $8.5 million for the quarter ended September 30, 2003, a decrease of $1.3 million. This income related to the movement in the fair value of our insurance and reinsurance contracts that meet the definition of a derivative.

Net Losses and Loss Expenses.  Net losses and loss expenses for the quarter ended September 30, 2004 were $445.6 million compared to $184.2 million for the quarter ended September 30, 2003, an increase of $261.4 million.  The net loss and loss expense ratio for the quarter ended September 30, 2004 was 85.4% compared to 46.3% for the quarter ended September 30, 2003. The increase in net losses and loss expenses and the net loss and loss expense ratio was primarily driven by an active hurricane season.  We incurred net losses and loss expenses of $227.4 million from Hurricanes Charley, Frances, Ivan and Jeanne, which swept across the Caribbean and South Eastern United States in August and September 2004.  Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. During the quarter ended September 30, 2003, we did not experience any major catastrophe losses.  The impact of the hurricane-related losses was partially mitigated by favorable prior period development of $49.6 million or 9.5 percentage points, compared to $31.2 million or 7.8 percentage points for the quarter ended September 30, 2003.

Acquisition Costs.  Acquisition costs for the quarter ended September 30, 2004 were $79.2 million compared to $56.1 million for the quarter ended September 30, 2003, an increase of $23.1 million. This increase primarily resulted from an increase in the volume of net premiums earned. The acquisition cost ratio for the quarter ended September 30, 2004 was 15.2% compared to 14.1% for the quarter ended September 30, 2003. The increase in the ratio was principally a result of higher amortized ceded premiums which reduced the level of net premiums earned. As a percentage of gross premiums earned, the level of acquisition costs was 12.1% for the quarter ended September 30, 2004 and 11.6% for the quarter ended September 30, 2003. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date, they were included in acquisition costs. Our disclosures for prior periods have been restated to reflect this change.

General and Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2004 were $47.5 million, compared to $34.8 million for the quarter ended September 30, 2003, an increase of $12.7 million. This increase was primarily driven by the establishment and expansion of operations in the U.S. and Europe. In addition, we incurred $1.5 million of fees in connection with our preparation for compliance with section 404 of the Sarbanes-Oxley Act of 2002. The general and administrative expense ratio for the quarter ended September 30, 2004 was 9.1% compared to 8.8% for the quarter ended September 30, 2003.

Foreign Exchange.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the quarter ended September 30, 2004, we experienced a gain of $3.5 million compared to $4.6 million for the quarter ended September 30, 2003, a decrease of $1.1 million. The gain was principally attributable to asset balances denominated in Euros following an increase in the level of gross premiums written in this currency in our global reinsurance segment.

Income Tax (Expense) Recovery.  The income tax recovery for the quarter ended September 30, 2004 was $2.4 million compared to an expense of $2.1 million for the quarter ended September 30, 2003 a decrease of $4.5 million. The income tax recovery of $2.4 million was driven by our U.S. operations which sustained net losses from Hurricanes Charley, Frances, Ivan and Jeanne.

Net Income.  Net income for the quarter ended September 30, 2004 was $6.3 million compared to $147.0 million, a decrease of $140.7 million. Net income for the quarter ended September 30, 2004 consisted of a net underwriting loss of $43.3 million, net investment income and net realized gains of $43.7 million, foreign exchange gains of $3.5 million and tax recovery of $2.4 million. Net income for the quarter ended September 30, 2003 consisted of net underwriting income of $130.9 million, net investment income and net realized gains of $13.6 million, foreign exchange gains of $4.6 million and a tax expense of $2.1 million.

Comprehensive Income.  Comprehensive income for the quarter ended September 30, 2004 was $60.5 million compared to $148.9 million for the quarter ended September 30, 2003, a decrease of $88.4 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the quarter ended September 30, 2004, we experienced an increase of $54.2 million in the unrealized position in our investment portfolio compared to an increase of $1.9 million during the quarter ended September 30, 2003.

Nine months ended September 30, 2004 and 2003

Premiums.  In the nine months ended September 30, 2004, gross premiums written were $2,361.1 million compared with $1,794.0 million for the nine months ended September 30, 2003, an increase of $567.1 million. Of this increase, 48.8% was generated by our global reinsurance segment, 25.5% by our U.S. insurance segment, 20.4% by our U.S. reinsurance segment and 5.3% by our global insurance segment. The increase in gross premiums written in our global reinsurance segment was primarily driven by our expansion into continental Europe in November 2003. The increases in gross premiums written in our U.S. segments were primarily due to greater market penetration and our ability to participate fully in the first quarter’s renewal season. We expect the mix of business within and between our segments to change over time based on market conditions and our view of the long term profit potential of individual lines of business.

Premiums ceded for the nine months ended September 30, 2004 were $412.1 million compared with $269.6 million for the nine months ended September 30, 2003, an increase of $142.5 million. We purchase reinsurance to reduce our exposure to risk of loss on some lines of business written primarily within our global insurance and U.S. insurance segments. The increase in ceded premiums was generated primarily within these segments.

Net premiums earned for the nine months ended September 30, 2004 were $1,479.4 million compared with $1,035.5 million for the nine months ended September 30, 2003, an increase of $443.9 million. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written in all of our segments over the rolling twelve-month period ended September 30, 2004 compared to the rolling twelve-month period ended September 30, 2003, our net premiums earned increased.

Net Investment Income and Net Realized Gains.  Net investment income, including realized gains, for the nine months ended September 30, 2004 was $114.0 million compared with $67.8 million for the nine months ended September 30, 2003, an increase of $46.2 million.

Net Investment Income. Net investment income for the nine months ended September 30, 2004 was $104.6 million compared with $46.6 million for the nine months ended September 30, 2003, an increase of $58.0 million. This was due to a combination of higher investment balances and higher investment yields. The 2003 amount also included an additional charge to the amortization expense on our mortgage-backed securities portfolio. Net investment income consisted primarily of interest on fixed income securities that was partially offset by net investment expenses of $5.0 million for the nine months ended September 30, 2004 compared with $4.0 million for the nine months ended September 30, 2003. The higher expenses were a result of an increase in our assets managed by external portfolio managers.

The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) for the nine months ended September 30, 2004 was 3.3% compared with 2.4% for the nine months ended September 30, 2003. The increase in the effective yield was primarily due to higher U.S. interest rates. The 2003 yield also was reduced by the additional charge to the amortization expense on our mortgage-backed securities portfolio. The yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

Net Realized Gains. Net realized gains for the nine months ended September 30, 2004 were $9.4 million compared with $21.2 million for the nine months ended September 30, 2003, a decrease of $11.8 million. We invest our portfolios to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter. Some of our mortgage-backed securities are required to be classified as derivatives; included within net realized gains was $0.2 million in realized gains and a negligible amount in unrealized losses relating to these securities.

The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the nine months ended September 30, 2004 was 2.7% compared with 3.1% for the nine months ended September 30, 2003. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation. Our total return was lower in the nine months ended September 30, 2004 due to an increase in U.S. interest rates, which negatively impacted fixed income security prices; this was partially mitigated by higher investment yields.

Other Insurance Related Income.  Other insurance related income for the nine months ended September 30, 2004 was $7.7 million compared with income of $19.8 million for the nine months ended September 30, 2003, a decrease of $12.1 million. This income related to the movement in the fair value of our insurance and reinsurance contracts that meet the definition of a derivative.

Net Losses and Loss Expenses.  Net losses and loss expenses for the nine months ended September 30, 2004 were $946.0 million compared to $526.1 million for the nine months ended September 30, 2003, an increase of $419.9 million. The net loss and loss expense ratio for the nine months ended September 30, 2004 was 63.9% compared to 50.8% for the nine months ended September 30, 2003. The increase in net losses and loss expenses and the net loss and loss expense ratio was primarily driven by an active hurricane season.  We incurred net losses and loss expenses of $227.4 million from Hurricanes Charley, Frances, Ivan and Jeanne, which swept across the Caribbean and South Eastern United States in August and September 2004.  Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses.  During the nine months ended September 30, 2003, we did not experience a major loss as a result of hurricane activity.  The impact of the hurricane-related losses was partially mitigated by favorable prior period development of $141.4 million, or 9.6 percentage points, compared to $51.8 million, or 5.0 percentage points, for the nine months ended September 30, 2003.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2004 were $201.7 million compared to $146.8 million for the nine months ended September 30, 2003, an increase of $54.9 million. This increase was primarily a result of the increase in the volume of net premiums earned. The acquisition cost ratio for the nine months ended September 30, 2004 was 13.6% compared to 14.2% for the nine months ended September 30, 2003. This decrease resulted primarily from the effects of a change in business mix; our U.S. insurance segment, which began underwriting in 2003, has a lower acquisition cost ratio than our other segments due to the receipt of ceding commissions on some outward reinsurance contracts that are recorded as an offset to acquisition costs. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date, they were included in acquisition costs. Our disclosures for prior periods have been restated to reflect this change.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2004 were $132.0 million compared to $96.5 million for the nine months ended September 30, 2003, an increase of $35.5 million. This increase was primarily driven by the establishment and expansion of operations in the U.S. and Europe. In addition, we incurred $2.9 million of fees in connection with our preparation for compliance with section 404 of the Sarbanes-Oxley Act of 2002. The general and administrative expense ratio for the nine months ended September 30, 2004 was 8.9% compared to 9.3% for the nine months ended September 30, 2003. The reduction in the ratio was caused by an increase in the volume of net premiums earned.

Foreign Exchange.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the nine months ended September 30, 2004, we experienced a loss of $4.1 million compared to a gain of $19.3 million for the nine months ended September 30, 2003, a decrease of $23.4 million. This decrease was principally attributable to asset balances denominated in Euros following an increase in the level of gross premiums written in this currency in our global reinsurance segment.

Income Tax Expense.  The income tax expense for the nine months ended September 30, 2004 was $3.4 million compared to $1.1 million for the nine months ended September 30, 2003, an increase of $2.3 million.

Net Income.  Net income for the nine months ended September 30, 2004 was $313.9 million compared to $371.9 million, a decrease of $58.0 million. Net income for the nine months ended September 30, 2004 consisted of net underwriting income of $207.4 million, net investment income and net realized gains of $114.0 million, foreign exchange losses of $4.1 million and tax expense of $3.4 million. Net income for the nine months ended September 30, 2003 consisted of net underwriting income of $285.9 million, net investment income and net realized gains of $67.8 million, foreign exchange gains of $19.3 million and an overall tax expense of $1.1 million.

Comprehensive Income.  Comprehensive income for the nine months ended September 30, 2004 was $311.8 million compared to $386.0 million for the nine months ended September 30, 2003, a decrease of $74.2 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the nine months ended September 30, 2004, we experienced a decrease of $2.2 million in the unrealized position in our investment portfolio compared to an increase of $14.1 million during the nine months ended September 30, 2003.

Underwriting Results by Segment

Our business consists of four underwriting segments: global insurance, global reinsurance, U.S. insurance and U.S. reinsurance.

We evaluate the performance of each underwriting segment based on underwriting results. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date, they were included in acquisition costs. Disclosures relating to prior periods have been restated to reflect this change. In addition, with effect from January 1, 2004, we allocated all of our general and administrative costs, except for corporate expenses, to our underwriting segments. Our corporate costs include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. We have not restated prior periods to reflect the full allocation of general and administrative costs as our business segments were not fully operational throughout 2003. We do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

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

Quarters ended September 30, 2004 and September 30, 2003

The following table summarizes the underwriting results and ratios for the quarters ended September 30, 2004 and September 30, 2003:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003	Change
		($ in thousands)
Revenues:
Gross premiums written	$214,282	$249,313	$(35,031)
Net premiums written	203,469	245,659	(42,190)
Net premiums earned	199,477	198,576	901
Other insurance related income	7,106	8,124	(1,018)
Expenses:
Net losses and loss expenses	152,333	85,415	66,918
Acquisition costs	33,067	30,146	2,921
General and administrative expenses (1)	8,592	3,647	4,945
Underwriting profit	$12,591	$87,492	$(74,901)
Ratios:
Net loss and loss expense ratio	76.4%	43.0%	33.4%
Acquisition cost ratio	16.5%	15.2%	1.3%
General and administrative expense ratio (1)	4.3%	1.8%	2.5%
Combined ratio	97.2%	60.0%	37.2%

(1) For the quarter ended September 30, 2004, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended September 30, 2004, gross premiums written were $214.3 million compared to $249.3 million for the quarter ended September 30, 2003, a decrease of $35.0 million. The table below shows gross premiums written by line of business:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Marine	$15,884	$16,257
Onshore and Offshore Energy	43,173	56,569
Aviation and Aerospace	38,646	32,162
Property	38,634	74,267
Specialty Risks	77,945	70,058
Total	$214,282	$249,313

During the quarter ended September 30, 2004, gross premiums written decreased by 14.1% compared to the quarter ended September 30, 2003. The reduction was partially due to a refinement in the method of estimating gross written premiums in our property line of business that occurred in the quarter ended December 31, 2003. This refinement more closely aligned the Company’s estimation and recording of gross premiums written with activity reported by ceding companies and increased gross premiums written for the quarter ended September 30, 2003.  Our marine book experienced a 2.3% decrease in gross premiums written over the quarter ended September 30, 2003. This resulted from a reduction in the level of marine hull gross premiums written due to rating deficiencies, offset by an increase in cargo specie gross premiums written following the recruitment of an underwriting team in the second quarter of 2004. Our onshore and offshore energy lines of business experienced a decrease in gross premiums written of 23.7%.  The decrease was caused by rate reductions as well as by the shift of a major renewal to 2005. Our specialty risks book experienced an increase of 11.3% driven largely by $12.5 million of directors’ and officers’ gross premiums written, which we began writing in the second half of 2003.

Premiums ceded for the quarter ended September 30, 2004 were $10.8 million compared to $3.7 million for the quarter ended September 30, 2003, an increase of $7.1 million. The increase was primarily due to the purchase of additional reinsurance protections to mitigate volatility as our portfolio grows.

The following table shows the derivation of net premiums earned for the quarters ended September 30, 2004 and September 30, 2003:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$225,026	$217,578
Ceded premiums amortized	(25,549)	(19,002)
Net premiums earned	$199,477	$198,576

Gross premiums are earned over the period of the insured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2004 as premiums ceded in 2003 continue to be amortized in 2004.

Other Insurance Related Income.  Other insurance related income was $7.1 million compared to $8.1 million for the quarter ended September 30, 2003, a decrease of $1.0 million. Other insurance related income related to the movement in the fair value of our insurance contracts that meet the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default.

Net Losses and Loss Expenses.  Net losses and loss expenses were $152.3 million for the quarter ended September 30, 2004 compared to $85.4 million for the quarter ended September 30, 2003, an increase of $66.9 million. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$30,003	$12,082
Change in reported case reserves	3,043	10,560
Change in IBNR	124,027	67,773
Reinsurance recoveries	(4,740)	(5,000)
Net losses and loss expenses	$152,333	$85,415

The net loss and loss expense ratio for the quarter ended September 30, 2004 was 76.4% compared to 43.0% for the quarter ended September 30, 2003.  During the quarter ended September 30, 2004, we incurred $61.1 million or 30.6 percentage points of net losses and loss expenses from Hurricanes Charley, Frances, Ivan and Jeanne.  These losses occurred in our property, energy and marine books of business. Our estimates for the losses incurred from these Hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these Hurricanes may vary materially from estimated losses.   During the quarter ended September 30, 2004, we experienced positive prior period development of $16.6 million or 8.3 percentage points.  This was derived primarily from our 2003 accident year on our onshore energy, aviation war and property books of business.  We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the quarter ended September 30, 2004, actual claims were less than expected for our 2003 accident year resulting in favorable loss development. During the quarter ended September 30, 2003, we experienced favorable development of $9.3 million on our 2002 accident year, which generated a 4.7 percentage point reduction in the net loss ratio.

Acquisition Costs.  Acquisition costs for the quarter ended September 30, 2004 were $33.1 million compared to $30.1 million for the quarter ended September 30, 2003, an increase of $3.0 million. The acquisition cost ratio for the quarter ended September 30, 2004 was 16.5% compared with 15.2% for the quarter ended September 30, 2003. The increase in the acquisition cost ratio was a result of higher amortized ceded premium, which reduced the level of net premiums earned. As a percentage of gross premiums earned, the level of acquisition costs was 14.7% for the quarter ended September 30, 2004 and 13.9% for the quarter ended September 30, 2003.

General and Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2004 were $8.6 million compared to $3.6 million for the quarter ended September 30, 2003, an increase of $5.0 million. The general and administrative expenses ratio for the quarter ended September 30, 2004 was 4.3% compared with 1.8% for the quarter ended September 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Nine months ended September 30, 2004 and September 30, 2003

The following table summarizes the underwriting results and ratios for the nine months ended September 30, 2004 and September 30, 2003:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$730,878	$700,612	$30,266
Net premiums written	619,248	675,248	(56,000)
Net premiums earned	595,761	567,947	27,814
Other insurance related income	6,887	19,332	(12,445)
Expenses:
Net losses and loss expenses	368,476	285,958	82,518
Acquisition costs	89,530	81,053	8,477
General and administrative expenses (1)	24,047	10,074	13,973
Underwriting profit	$120,595	$210,194	(89,599)
Ratios:
Net loss and loss expense ratio	61.8%	50.3%	11.5%
Acquisition cost ratio	15.0%	14.3%	0.7%
General and administrative expense ratio (1)	4.0%	1.7%	2.3%
Combined ratio	80.8%	66.3%	14.5%

(1) For the nine months ended September 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the nine months ended September 30, 2004, gross premiums written were $730.9 million compared to $700.6 million for the nine months ended September 30, 2003, an increase of $30.3 million. The table below shows gross premiums written by line of business:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	($ in thousands)	($ in thousands)
Marine	$78,029	$75,225
Onshore and Offshore Energy	156,326	173,624
Aviation and Aerospace	93,217	85,012
Property	115,650	135,436
Specialty Risks	287,656	231,315
Total	$730,878	$700,612

During the nine months ended September 30, 2004, gross premiums written increased by 4.3% compared to the nine months ended September 30, 2003. The increase in gross premiums written was primarily driven by our specialty risks line of business, which generated an increase of $56.3 million in gross premiums written. This was partly due to an increase in the level of political risk gross premiums written of $24.1 million following a rise in the level of direct foreign investment in the first quarter of 2004 and increased targeting of this business. Our aviation war gross premiums written increased $8.7 million due primarily to increased participations on renewed business and new business. In addition, we generated gross premiums written of $27.0 million on our directors’ and officers’ line of business, which we began to write in the second half of 2003. Gross premiums written in our property line of business decreased $19.8 million during the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The reduction was partially due to a refinement in the method of estimating gross written premiums that occurred in the quarter ended December 31, 2003. This refinement more closely aligned the Company’s estimation and recording of gross premiums written with activity reported by ceding companies and increased gross premiums written for the nine months ended September 30, 2003.   The reduction in the level of gross premiums written of $17.3 million in our onshore and offshore energy book was due to some rate reductions and a movement in renewal dates on some large accounts.

Premiums ceded for the nine months ended September 30, 2004 were $111.6 million compared to $25.4 million for the nine months ended September 30, 2003, an increase of $86.2 million. The increase was primarily due to the timing of the renewal of a contract that originally had a sixteen month coverage period. In addition, we have increased the level of reinsurance purchased in order to mitigate volatility in losses as our portfolio grows.

The following table shows the derivation of net premiums earned for the nine months ended September 30, 2004 and September 30, 2003:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$672,182	$618,231
Ceded premiums amortized	(76,421)	(50,284)
Net premiums earned	$595,761	$567,947

Gross premiums are earned over the period of the insured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2004 as premiums ceded in 2003 continue to be amortized in 2004.

Other Insurance Related Income.  Other insurance related income was $6.9 million compared to $19.3 million for the nine months ended September 30, 2003, a decrease of $12.4 million. Other insurance related income related to the movement in the fair value of our insurance contracts that meet the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default.

Net Losses and Loss Expenses.  Net losses and loss expenses were $368.5 million for the nine months ended September 30, 2004 compared to $286.0 million for the nine months ended September 30, 2003, an increase of $82.5 million. The following table shows the components of net losses and loss expenses incurred:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$67,891	$39,457
Change in reported case reserves	46,521	65,960
Change in IBNR	277,710	195,362
Reinsurance recoveries	(23,646)	(14,821)
Net losses and loss expenses	$368,476	$285,958

The net loss and loss expense ratio for the nine months ended September 30, 2004 was 61.8% compared to 50.3% for the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, we incurred $61.1 million of net losses and loss expenses from Hurricanes Charley, Frances, Ivan and Jeanne.  These losses occurred in our property, energy and marine books of business.  Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses.  During the nine months ended September 30, 2003, we incurred a significant loss on our property book of business of $45.5 million, net of reinsurance recoveries.  The losses relating to the hurricanes added 10.3 percentage points to our net loss ratio, compared to 8.0 percentage points relating to the property loss.  During the nine months ended September 30, 2004, we experienced favorable development on our prior accident years of $68.6 million, which effected a reduction in the net loss ratio of 11.5 percentage points. This reduction was largely generated by our property, terrorism, energy and aviation lines of business. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the nine months ended September 30, 2004, actual claims were less than expected for our 2003 accident year resulting in favorable loss development. During the nine months ended September 30, 2003, we experienced favorable development of $23.6 million on our 2002 accident year, which generated a 4.2 percentage point reduction in the net loss ratio.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2004 were $89.5 million compared to $81.1 million for the nine months ended September 30, 2003, an increase of $8.4 million. The acquisition cost ratio for the nine months ended September 30, 2004 was 15.0% compared with 14.3% for the nine months ended September 30, 2003. The increase in the acquisition cost ratio was a result of higher amortized reinsurance costs, which reduced the level of net premiums earned. As a percentage of gross premiums earned, the level of acquisition costs was 13.3% for the nine months ended September 30, 2004 compared to 13.1% for the nine months ended September 30, 2003.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2004 were $24.0 million compared to $10.1 million for the nine months ended September 30, 2003, an increase of 13.9 million. The general and administrative expenses ratio for the nine months ended September 30, 2004 was 4.0% compared with 1.7% for the nine months ended September 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Global Reinsurance

Our global reinsurance segment consists of treaty reinsurance business sourced outside of the U.S. and underwritten in our Bermuda and Zurich offices.  Our Bermuda office primarily sources business from clients based outside continental Europe whereas our Zurich office sources business from clients based in continental Europe. Our Bermuda based portfolio consists of short tail severity driven products that principally cover property exposures. Our Zurich-based portfolio consists not only of short tail property exposures but also more medium tail exposures such as motor excess of loss and trade credit lines of business. As the majority of this segment’s business is short tail in nature, it typically allows us to determine the ultimate loss experience within a relatively short period of time after a contract has expired.

Quarters ended September 30, 2004 and September 30, 2003

The following table summarizes the underwriting results and ratios for the quarters ended September 30, 2004 and September 30, 2003:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$163,837	$114,586	$49,251
Net premiums written	153,062	114,586	38,476
Net premiums earned	166,736	117,445	49,291
Other insurance related income	100	424	(324)
Expenses:
Net losses and loss expenses	137,364	44,100	93,264
Acquisition costs	26,365	18,546	7,819
General and administrative expenses (1)	7,654	1,429	6,225
Underwriting (loss) profit	$(4,547)	$53,794	$58,341

Ratios:
Net loss and loss expense ratio	82.4%	37.5%	44.9%
Acquisition cost ratio	15.8%	15.8%	0.0%
General and administrative expenses ratio (1)	4.6%	1.2%	3.4%
Combined ratio	102.8%	54.5%	48.3%

(1) For the quarter ended September 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended September 30, 2004, gross premiums written were $163.8 million compared to $114.6 million for the quarter ended September 30, 2003, an increase of $49.2 million. The table below shows gross premiums written by line of business:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Catastrophe	$57,263	$62,401
Property Pro Rata	51,466	20,097
Property Per Risk	43,730	31,707
Credit and Bond	4,820	—
Motor and General Liability	3,276	—
Other	3,282	381
Total	$163,837	$114,586

During the quarter ended September 30, 2004, our gross premiums written increased by 43.0% compared to the quarter ended September 30, 2003. The increase in gross premiums written was primarily generated in our property pro-rata and property per risk lines of business. The new lines of business, credit and bond and motor and general liability, are written through our Zurich office, which was established in late 2003.

Our catastrophe line of business experienced a decrease in gross premiums written of $5.1 million. Although we derived $9.8 million of gross premiums from reinstated catastrophe covers following losses caused by Hurricanes Charley, Frances, Ivan and Jeanne we declined to renew some contracts where terms and conditions became unacceptable. This was most prevalent in our workers’ compensation catastrophe business.

Property pro rata gross premiums written increased by $31.4 million, primarily due to adjustments on pre-existing contracts following a review of estimated premiums and the development of actual premium data. Property per risk gross premiums written increased by $12.0 million due to an increase in the number of contracts written.

Premiums ceded for the quarter ended September 30, 2004 were $10.8 million of which $6.1 million or 56.5% related to reinstatement premiums on coverages exhausted by losses from Hurricanes Charley, Frances, Ivan and Jeanne.  For the quarter ended September 30, 2003, there were no premiums ceded.  Our global reinsurance segment purchases coverages to provide reinsurance protection against a large industry loss or series of losses.

The following table shows the derivation of net premiums earned for the quarters ended September 30, 2004 and September 30, 2003:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$181,017	$120,235
Ceded premiums amortized	(14,281)	(2,790)
Net premiums earned	$166,736	$117,445

Gross premiums are earned over the period of the reinsured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2004 as premiums ceded in 2003 continue to be amortized in 2004.

Other Insurance Related Income.  Other insurance related income was $0.1 million for the quarter ended September 30, 2004 compared to $0.4 million for the quarter ended September 30, 2003, a decrease of $0.3 million. The income related to the movement in the fair value of a reinsurance contract that meets the definition of a derivative.

Net Losses and Loss Expenses.  Net losses and loss expenses were $137.4 million for the quarter ended September 30, 2004 compared to $44.1 million for the quarter ended September 30, 2003, an increase of $93.3 million. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$27,548	$7,437
Change in reported case reserves	58,396	9,053
Change in IBNR	123,920	27,610
Reinsurance recoveries	(72,500)	—
Net losses and loss expenses	$137,364	$44,100

The net loss and loss expense ratio for the quarter ended September 30, 2004 was 82.4% compared to 37.5% for the quarter ended September 30, 2003. The increase in the net loss and loss expense ratio was primarily due to the impact of Hurricanes Charley, Frances, Ivan and Jeanne for which we incurred net losses and loss expenses of $91.6 million or 55.0 percentage points. During the quarter ended September 30, 2003, our loss experience benefited from the lack of major catastrophes. Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. Our gross losses were reduced by $72.5 million of reinsurance recoveries that were triggered by the occurrence of a series of large industry loss events.  This reinsurance has predetermined industry loss triggers, based on the size of industry losses calculated by independent third parties. Our assessment, based on a combination of public information, our own assessment of each loss and historical development factors, is that these trigger points have been exceeded.  However, not all of the industry loss numbers have been reported, and actual reinsurance recoveries could be materially reduced. During the quarter ended September 30, 2004, we experienced positive prior period development of $27.4 million or 16.4 percentage points on our 2003 accident year. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the quarter ended September 30, 2004, actual claims were less than expected for our 2003 accident year resulting in favorable loss development. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile. During the quarter ended September 30, 2003, we experienced positive prior period development of $21.9 million or 18.6 percentage points on our 2002 accident year.

Acquisition Costs.  Acquisition costs for the quarter ended September 30, 2004 were $26.4 million compared to $18.5 million for the quarter ended September 30, 2003, an increase of $7.9 million. The acquisition cost ratio for the quarter ended September 30, 2004 was 15.8% compared with 15.8% for the quarter ended September 30, 2003.

General and Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2004 were $7.7 million compared to $1.4 million for the quarter ended September 30, 2003, an increase of $6.3 million. The general and administrative expenses ratio for the quarter ended September 30, 2004 was 4.6% compared with 1.2% for the quarter ended September 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Nine months ended September 30, 2004 and September 30, 2003

The following table summarizes the underwriting results and ratios for the nine months ended September 30, 2004 and September 30, 2003:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$722,796	$446,228	$276,568
Net premiums written	698,112	436,858	261,254
Net premiums earned	465,000	308,158	156,842
Other insurance related income	763	424	339
Expenses:
Net losses and loss expenses	246,542	132,672	113,870
Acquisition costs	69,651	52,579	17,072
General and administrative expenses (1)	20,986	4,146	16,840
Underwriting profit	$128,584	$119,185	$9,399

Ratios:
Net loss and loss expense ratio	53.0%	43.1%	9.9%
Acquisition cost ratio	15.0%	17.1%	(2.1)%
General and administrative expenses ratio (1)	4.5%	1.3%	3.2%
Combined ratio	72.5%	61.5%	11.0%

(1) For the nine months ended September 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the nine months ended September 30, 2004, gross premiums written were $722.8 million compared to $446.2 million for the nine months ended September 30, 2003, an increase of $276.6 million. The table below shows gross premiums written by line of business:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	($ in thousands)	($ in thousands)
Catastrophe	$388,759	$321,532
Property Pro Rata	119,145	66,564
Property Per Risk	78,385	45,999
Credit and Bond	72,660	—
Motor and General Liability	48,937	—
Other	14,910	12,133
Total	$722,796	$446,228

During the nine months ended September 30, 2004, our gross premiums written increased by 62.0% compared to the nine months ended September 30, 2003. This was primarily due to our expansion into continental Europe and an increase in catastrophe business. During the nine months ended September 30, 2004, our Zurich office generated $195.9 million of gross premiums written, writing catastrophe, property pro rata and property per risk and three new lines of business: credit and bond; motor; and general liability.  The majority of the credit and bond business was whole-turnover trade credit, which effectively provides protection for receivable balances. Losses are generally triggered by the insolvency of the debtor. Our motor portfolio consists of excess of loss coverage for third party liability and property damage.  The increase in our catastrophe gross premiums written was driven by a trend toward counterparty diversification in our target markets, thereby enabling us to participate on a greater number of programs than in the prior year; this offset some moderate rate reductions and instances where we declined to renew contracts because terms and conditions became unacceptable. This was most prevalent in our workers’ compensation catastrophe business. The increase in our property pro rata and property per risk gross premiums written was primarily due to an increase in the number of contracts written. In addition, property pro rata premiums increased due to adjustments on pre-existing contracts following a review of estimated premiums and the development of actual premium data.

Premiums ceded for the nine months ended September 30, 2004 were $24.7 million compared to $9.4 million for the nine months ended September 30, 2003, an increase of $15.3 million.  For the nine months ended September 30, 2004, $6.1 million or 24.7% related to reinstatement premiums on coverages exhausted by losses from Hurricanes Charley, Frances, Ivan and Jeanne. Our global reinsurance segment purchases coverages to provide reinsurance protection against a large industry loss or series of losses.

The following table shows the derivation of net premiums earned for the nine months ended September 30, 2004 and September 30, 2003:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$483,772	$314,711
Ceded premiums amortized	(18,772)	(6,553)
Net premiums earned	$465,000	$308,158

Gross premiums are earned over the period of the reinsured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2004 as premiums ceded in 2003 continue to be amortized in 2004.

Other Insurance Related Income.  Other insurance related income was $0.8 million for the nine months ended September 30, 2004 compared to $0.4 million for the nine months ended September 30, 2003, an increase of $0.4 million. The income related to the movement in the fair value of a reinsurance contract that meets the definition of a derivative.

Net Losses and Loss Expenses.  Net losses and loss expenses were $246.5 million for the nine months ended September 30, 2004 compared to $132.7 million for the nine months ended September 30, 2003, an increase of $113.8 million. The following table shows the components of net losses and loss expenses incurred:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$47,111	$22,013
Change in reported case reserves	54,581	7,378
Change in IBNR	217,350	103,281
Reinsurance recoveries	(72,500)	—
Net losses and loss expenses	$246,542	$132,672

The net loss and loss expense ratio for the nine months ended September 30, 2004 was 53.0% compared to 43.1% for the nine months ended September 30, 2003. The increase in the net loss and loss expense ratio was primarily due to the impact of Hurricanes Charley, Frances, Ivan and Jeanne from which we incurred net losses and loss expenses of $91.6 million or 19.7 percentage points. During the nine months ended September 30, 2003, our loss experience benefited from the lack of major catastrophes. Our estimates for the losses incurred for these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses.  Our gross losses were reduced by $72.5 million of reinsurance recoveries that were triggered by the occurrence of a series of large industry loss events.  This reinsurance has predetermined industry loss triggers, based on the size of industry losses calculated by independent third parties. Our assessment, based on a combination of public information, our own assessment of each loss and historical development factors, is that these trigger points have been exceeded.  However, not all of the industry loss numbers have been reported, and actual reinsurance recoveries could be materially reduced. During the nine months ended September 30, 2004, we experienced positive prior period development of $60.2 million or 12.9 percentage points on our 2003 accident year. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the nine months ended September 30, 2004, actual claims were less than expected for our 2003 accident year resulting in favorable loss development. During the nine months ended September 30, 2003, we experienced favorable development of $28.2 million on our 2002 underwriting year, which generated a 9.2 percentage point reduction in the net loss ratio. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2004 were $69.7 million compared to $52.6 million for the nine months ended September 30, 2003, an increase of $17.1 million. The acquisition cost ratio for the nine months ended September 30, 2004 was 15.0% compared with 17.1% for the nine months ended September 30, 2003. This decrease was primarily due to a reduction in the level of commissions incurred.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2004 were $21.0 million compared to $4.1 million for the nine months ended September 30, 2003, an increase of $16.9 million. The general and administrative expenses ratio for the nine months ended September 30, 2004 was 4.5% compared with 1.3% for the nine months ended September 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

U.S. Insurance

Our U.S. insurance segment principally consists of specialty lines business sourced in the U.S. and includes the following risk classifications: property, liability and professional lines.

Quarters ended September 30, 2004 and September 30, 2003

The following table summarizes the underwriting results and ratios for the quarters ended September 30, 2004 and September 30, 2003:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$227,380	$188,041	$39,339
Net premiums written	124,812	92,850	31,962
Net premiums earned	90,266	50,458	39,808
Expenses:
Net losses and loss expenses	85,531	33,621	51,910
Acquisition costs	4,941	1,613	3,328
General and administrative expenses (1)	18,222	3,746	14,476
Underwriting (loss) profit	$(18,428)	$11,478	$(29,906)

Ratios:
Net loss and loss expense ratio	94.7%	66.6%	28.1%
Acquisition cost ratio	5.5%	3.2%	2.3%
General and administrative expense ratio(1)	20.2%	7.4%	12.8%
Combined ratio	120.4%	77.2%	43.2%

(1) For the quarter ended September 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended September 30, 2004, gross premiums written were $227.4 million compared to $188.0 million for the quarter ended September 30, 2003, an increase of $39.4 million. The table below shows gross premiums written by line of business:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Property	$100,590	$77,070
Liability	61,889	43,475
Professional Lines	64,901	67,496
Total	$227,380	$188,041

Gross premiums written for the quarter ended September 30, 2004 increased by 20.9%. This was primarily driven by an increase in the level of underwriting staff and increased marketing efforts.

Our property book generated gross premiums written of $100.6 million during the quarter ended September 30, 2004, an increase of 30.5% over the quarter ended September 30, 2003.  This was primarily due to three reasons: firstly, we introduced a new product line in mid-2003; secondly, we increased the number of States in which we were able to write business on an admitted basis; and thirdly, we increased our market penetration.

Our liability book generated gross premiums written of $61.9 million during the quarter ended September 30, 2004, an increase of 42.4% over the quarter ended September 30, 2003.  This was primarily driven by an increase in our maximum line size for our umbrella and excess coverages, which enabled our underwriters to access more business.

Our professional lines book gross premiums written declined by $2.6 million during the quarter ended September 30, 2004, a decrease of 3.8% over the quarter ended September 30, 2003.  This was primarily driven by the fact that following the acquisition of the renewal rights of a book of directors’ and officers’ liability insurance and related lines of business written by the FIS group of Kemper on February 17, 2003, we cancelled and rewrote a number of policies that generated gross premiums written of $4.2 million in the quarter ended September 30, 2003. Consequently, these policies did not renew in the quarter ended September 30, 2004, but instead renewed on their original renewal dates. In addition, we declined to renew some contracts where rates did not meet our targeted levels.

Premiums ceded for the quarter ended September 30, 2004 were $102.6 million compared to $95.2 million for the quarter ended September 30, 2003, an increase of $7.4 million. Our U.S. insurance segment purchases significant proportional and excess of loss reinsurance on both a treaty and facultative basis that is designed to reduce the volatility in our severity driven classes of business. As a result, as the total of our gross premiums written increases so does the total of premiums ceded.

The following table shows the derivation of net premiums earned:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$179,714	$112,588
Ceded premiums amortized	(89,448)	(62,130)
Net premiums earned	$90,266	$50,458

Gross premiums are earned over the period of the insured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized has increased in 2004 as premiums ceded in 2003 continued to be amortized in 2004.

Net Losses and Loss Expenses.  Net losses and loss expenses were $85.5 million for the quarter ended September 30, 2004 compared to $33.6 million for the quarter ended September 30, 2003, an increase of $51.9 million. This segment purchases significant reinsurance coverage, therefore, we have recorded reinsurance recoveries in our incurred but not reported loss reserves. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$10,137	$467
Change in reported case reserves	117,217	7,920
Change in IBNR	185,260	70,256
Reinsurance recoveries	(227,083)	(45,022)
Net losses and loss expenses	$85,531	$33,621

The net loss and loss expense ratio for the quarter ended September 30, 2004 was 94.7% compared to 66.6% for the quarter ended September 30, 2003. The increase in the net loss and loss expense ratio was primarily due to the impact of Hurricanes Charley, Frances, Ivan and Jeanne from which we incurred net losses and loss expenses of $47.6 million or 52.7 percentage points. Our estimates for the losses incurred for these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. During the quarter ended September 30, 2004, we experienced positive prior period development of $4.6 million or 5.0 percentage points generated on our 2003 accident year property account. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. During the quarter ended September 30, 2004, actual claims were less than expected for our 2003 accident year property account resulting in favorable loss development.

Acquisition Costs.  Acquisition costs for the quarter ended September 30, 2004 were $4.9 million compared to $1.6 million for the quarter ended September 30, 2003, an increase of $3.3 million. The acquisition cost ratio for the quarter ended September 30, 2004 was 5.5% compared to 3.2% for the quarter ended September 30, 2003.  The increase in acquisition costs was primarily due to a reduction on the level of commissions received on ceded premiums, which are offset against acquisition costs. During the quarter ended September 30, 2004, these commissions were $20.8 million, which had a positive impact on the acquisition cost ratio of 23.0 percentage points compared to $14.3 million and 28.4 percentage points for the quarter ended September 30, 2003.

General and Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2004 were $18.2 million compared to $3.7 million for the quarter ended September 30, 2003, an increase of $14.5 million. The general and administrative expenses ratio for the quarter ended September 30, 2004 was 20.2% compared with 7.4% for the quarter ended September 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Nine months ended September 30, 2004 and September 30, 2003

The following table summarizes the underwriting results and ratios for the nine months ended September 30, 2004 and September 30, 2003:

	Nine months September 30, 2004	Nine months September 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$595,637	$451,087	$144,550
Net premiums written	323,241	218,409	104,832
Net premiums earned	247,837	103,503	144,334
Expenses:
Net losses and loss expenses	182,271	66,743	115,528
Acquisition costs	7,477	638	6,839
General and administrative expenses (1)	49,927	11,713	38,214
Underwriting profit	$8,162	$24,409	$(16,247)

Ratios:
Net loss and loss expense ratio	73.5%	64.5%	9.0%
Acquisition cost ratio	3.0%	0.6%	2.4%
General and administrative expense ratio(1)	20.1%	11.3%	8.8%
Combined ratio	96.6%	76.4%	20.2%

(1) For the nine months ended September 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the nine months ended September 30, 2004, gross premiums written were $595.6 million compared to $451.1 million for the nine months ended September 30, 2003, an increase of $144.5 million. The table below shows gross premiums written by line of business:

	Nine months September 30, 2004	Nine months September 30, 2003
	($ in thousands)	($ in thousands)
Property	$234,782	$156,933
Liability	171,706	113,106
Professional Lines	189,149	181,048
Total	$595,637	$451,087

Gross premiums written for the nine months ended September 30, 2004 increased by 32.0%. This was primarily driven by an increase in the level of underwriting staff and increased marketing efforts.

Our property book generated gross premiums written of $234.8 million during the nine months ended September 30, 2004, an increase of 49.6% over the nine months ended September 30, 2003.  This was primarily due to four reasons: firstly, we introduced a new product line in mid-2003; secondly, we increased our maximum line sizes, which enabled our underwriters to access more business; thirdly, we increased the number of States in which we were able to write business on an admitted basis; and fourthly, we increased our market penetration.

Our liability book generated gross premiums written of $171.7 million during the nine months ended September 30, 2004, an increase of 51.8% over the nine months ended September 30, 2003.  This was primarily driven by an increase in our maximum line size for our umbrella and excess coverages, which enabled our underwriters to access more business and increase market penetration.

Our professional lines book generated gross premiums written of $189.1 million during the nine months ended September 30, 2004, an increase of 4.5% over the nine months ended September 30, 2003.  This was primarily driven by the fact that we did not acquire the renewal rights of a book of directors’ and officers’ liability insurance and related lines of business written by the FIS group of Kemper until February 17, 2003. Included within the gross premiums written for the nine months ended September 30, 2003 was $55.3 million relating to the cancel/rewrite process that followed the acquisition of the renewal rights. As the rates for directors’ and officers’ liability insurance have decreased, we have declined to renew some contracts where rates did not meet our targeted levels.

Premiums ceded for the nine months ended September 30, 2004 were $272.4 million compared to $232.7 million for the nine months ended September 30, 2003, an increase of $39.7 million. Our U.S. insurance segment purchases significant proportional and excess of loss reinsurance on both a treaty and facultative basis that is designed to reduce the volatility in our severity driven classes of business. As a result, as the total of our gross premiums written increases so does the total of premiums ceded.

The following table shows the derivation of net premiums earned:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$491,226	$221,836
Ceded premiums amortized	(243,389)	(118,333)
Net premiums earned	$247,837	$103,503

Gross premiums are earned over the period of the insured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized has increased in 2004 as premiums ceded in 2003 continued to be amortized in 2004.

Net Losses and Loss Expenses.  Net losses and loss expenses were $182.3 million for the nine months ended September 30, 2004 compared to $66.7 million for the nine months ended September 30, 2003, an increase of $115.6 million. This segment purchases significant reinsurance coverage, therefore, we have recorded reinsurance recoveries in our incurred but not reported loss reserves. The following table shows the components of net losses and loss expenses incurred:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$22,678	$11,416
Change in reported case reserves	125,203	2,877
Change in IBNR	362,238	130,298
Reinsurance recoveries	(327,848)	(77,848)
Net losses and loss expenses	$182,271	$66,743

The net loss and loss expense ratio for the nine months ended September 30, 2004 was 73.5% compared to 64.5% for the nine months ended September 30, 2003. The increase in the net loss and loss expense ratio was primarily due to the impact of Hurricanes Charley, Frances, Ivan and Jeanne from which we incurred net losses and loss expenses of $47.6 million or 19.2 percentage points. Our estimates for the losses incurred for these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. During the nine months ended September 30, 2004, we experienced positive prior period development of $10.9 million or 4.4 percentage points on our 2003 accident year property account. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. During the nine months ended September 30, 2004, actual claims were less than expected for our 2003 accident year property account resulting in favorable loss development.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2004 were $7.5 million compared to $0.6 million for the nine months ended September 30, 2003, an increase of $6.9 million. The acquisition cost ratio for the nine months ended September 30, 2004 was 3.0% compared to 0.6 % for the nine months ended September 30, 2003. The increase in acquisition costs was primarily due to a reduction in the level of commissions received on ceded premiums, which are offset against acquisition costs. During the nine months ended September 30, 2004, these commissions were $61.6 million, which had a positive impact on the acquisition cost ratio of 24.8 percentage points compared to $30.9 million and 29.9 percentage points for the nine months ended September 30, 2003.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2004 were $49.9 million compared to $11.7 million for the nine months ended September 30, 2003, an increase of $38.2 million. The general and administrative expenses ratio for the nine months ended September 30, 2004 was 20.1% compared with 11.3% for the nine months ended September 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

U.S. Reinsurance

Our U.S. reinsurance segment principally consists of treaty reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties we write in our U.S. reinsurance segment include: professional lines, liability, property and marine and aviation.

Quarters Ended September 30, 2004 and September 30, 2003

The following table summarizes the underwriting results and ratios for the quarters ended September 30, 2004 and September 30, 2003:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$82,201	$82,002	$199
Net premiums written	80,669	81,280	(611)
Net premiums earned	65,319	30,987	34,332
Expenses:
Net losses and loss expenses	70,347	21,044	49,303
Acquisition costs	14,849	5,796	9,053
General and administrative expenses (1)	2,876	847	2,029
Underwriting (loss) profit	$(22,753)	$3,300	$26,053

Ratios:
Net loss and loss expense ratio	107.7%	67.9%	39.8%
Acquisition cost ratio	22.7%	18.7%	4.0%
General and administrative expense ratio (1)	4.4%	2.7%	1.7%
Combined ratio	134.8%	89.3%	45.5%

(1) For the quarter ended September 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the quarter ended September 30, 2004, gross premiums written were $82.2 million compared to $82.0 million for the quarter ended September 30, 2003, an increase of $0.2 million. The table below shows gross premiums written by line of business:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Professional Lines	$45,363	$52,533
Liability	22,519	28,630
Property	13,052	(1,410)
Marine and Aviation	1,267	2,249
Total	$82,201	$82,002

Gross premiums written for the quarter ended September 30, 2004 were flat at $82.2 million.  The decrease of $7.2 million in gross premiums written within our professional lines book of business was primarily due to one treaty written in 2003 with a coverage period of 17 months, consequently the renewal date of that contract will be in 2005.  Our liability book of business experienced a decrease in gross premiums written of $6.1 million, which was primarily driven by our decision to not renew some contracts that did not meet our underwriting targets. Our property book of business experienced an increase in gross premiums written of $14.5 million, which was primarily due to the recruitment of a property underwriter in the second half of 2003.

Premiums ceded for the quarter ended September 30, 2004 were $1.5 million compared to $0.7 million for the quarter ended September 30, 2003, an increase of $0.8 million.

The following table shows the derivation of net premiums earned:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$66,516	$31,512
Ceded premiums amortized	(1,197)	(525)
Net premiums earned	$65,319	$30,987

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

Net Losses and Loss Expenses.  Net losses and loss expenses were $70.3 million for the quarter ended September 30, 2004 compared to $21.0 million for the quarter ended September 30, 2003, an increase of $49.3 million. The following table shows the components of net losses and loss expenses incurred:

	Quarter ended September 30, 2004	Quarter ended September 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$2,347	$—
Change in reported case reserves	4,338	663
Change in IBNR	64,557	20,778
Reinsurance recoveries	(895)	(397)
Net losses and loss expenses	$70,347	$21,044

The net loss and loss expense ratio for the quarter ended September 30, 2004 was 107.7% compared to 67.9% for the quarter ended September 30, 2003. The increase in the net loss and loss expense ratio was primarily due to the impact of Hurricanes Charley, Frances, Ivan and Jeanne from which we incurred net losses and loss expenses of $27.1 million or 41.4 percentage points. Our estimates for the losses incurred for these hurricanes were derived from formal loss advices,  the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. We also experienced positive prior period development of $1.0 million or 1.6 percentage points generated on our 2003 accident year property account. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. During the nine months ended September 30, 2004, there was a lack of claims in our 2003 accident year property account that caused the reduction in expected losses.

Acquisition Costs.  Acquisition costs for the quarter ended September 30, 2004 were $14.8 million compared to $5.8 million for the quarter ended September 30, 2003, an increase of $9.0 million. The acquisition cost ratio for the quarter ended September 30, 2004 was 22.7% compared to 18.7% for the quarter ended September 30, 2003. The increase was due to an increase in the level of commissions.

General and Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2004 were $2.9 million compared to $0.8 million for the quarter ended September 30, 2003, an increase of $2.1 million. The general and administrative expenses ratio for the quarter ended September 30, 2004 was 4.4% compared with 2.7% for the quarter ended September 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Nine Months Ended September 30, 2004 and September 30, 2003

The following table summarizes the underwriting results and ratios for the nine months ended September 30, 2004 and September 30, 2003:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$311,831	$196,052	$115,779
Net premiums written	308,478	193,828	114,650
Net premiums earned	170,851	55,877	114,974
Expenses:
Net losses and loss expenses	148,736	40,762	107,974
Acquisition costs	35,016	12,500	22,516
General and administrative expenses (1)	8,072	2,047	6,025
Underwriting (loss) profit	$(20,973)	$568	$(21,541)

Ratios:
Net loss and loss expense ratio	87.1%	72.9%	14.2%
Acquisition cost ratio	20.5%	22.4%	(1.9)%
General and administrative expense ratio (1)	4.7%	3.6%	1.1%
Combined ratio	112.3%	98.9%	13.4%

(1) For the nine months ended September 30, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts and expense ratios for the two periods are not comparable.

Premiums.  In the nine months ended September 30, 2004, gross premiums written were $311.8 million compared to $196.1 million for the nine months ended September 30, 2003, an increase of $115.7 million. The table below shows gross premiums written by line of business:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	($ in thousands)	($ in thousands)
Professional Lines	$188,412	$127,256
Liability	75,139	43,808
Property	42,549	19,535
Marine and Aviation	5,731	5,453
Total	$311,831	$196,052

Our professional lines book generated gross premiums written of $188.4 million during the nine months ended September 30, 2004, an increase of 48.1% over the nine months ended September 30, 2003. Our liability book generated gross premiums written of $75.1 million during the nine months ended September 30, 2004, an increase of 71.5% over the nine months ended September 30, 2003.  These increases were primarily generated by our ability to quote and write the contracts that came up for renewal on January 1, 2004. In 2003, we were unable to take part in the January 1, 2003 renewal season because we did not receive regulatory approvals until mid-December 2002. In addition, we increased the statutory capital of AXIS Reinsurance Company in excess of $500 million, which enabled us to participate on more business. We wrote $42.5 million of gross premiums relating to property reinsurance during the nine months ended September 30, 2004, an increase of 117.8% over the nine months ended September 30, 2003. This was driven by the recruitment of a property underwriter in the second half of 2003.

Premiums ceded for the nine months ended September 30, 2004 were $3.4 million compared to $2.2 million for the nine months ended September 30, 2003, an increase of $1.2 million.

The following table shows the derivation of net premiums earned:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	($ in thousands)	($ in thousands)
Gross premiums earned	$173,919	$56,805
Ceded premiums amortized	(3,068)	(928)
Net premiums earned	$170,851	$55,877

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

Net Losses and Loss Expenses.  Net losses and loss expenses were $148.7 million for the nine months ended September 30, 2004 compared to $40.8 million for the nine months ended September 30, 2003, an increase of $107.9 million. The following table shows the components of net losses and loss expenses incurred:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	($ in thousands)	($ in thousands)
Losses paid	$4,243	$—
Change in reported case reserves	11,094	663
Change in IBNR	135,633	40,738
Reinsurance recoveries	(2,234)	(639)
Net losses and loss expenses	$148,736	$40,762

The net loss and loss expense ratio for the nine months ended September 30, 2004 was 87.1% compared to 72.9% for the nine months ended September 30, 2003. The increase in the net loss and loss expense ratio was primarily due to the impact of to Hurricanes Charley, Frances, Ivan and Jeanne from which we incurred net losses and loss expenses of $27.1 million or 15.8 percentage points. Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. We experienced positive prior period development of $1.7 million or 1.0 percentage points generated on our 2003 accident year property account. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. During the nine months ended September 30, 2004, there was a lack of claims in our 2003 accident year property account that caused the reduction in expected losses.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2004 were $35.0 million compared to $12.5 million for the nine months ended September 30, 2003, an increase of $22.5 million. The acquisition cost ratio for the quarter ended September 30, 2004 was 20.5% compared to 22.4% for the quarter ended September 30, 2003. The decrease was due to a reduction in the level of commissions.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2004 were $8.1 million compared to $2.0 million for the nine months ended September 30, 2003, an increase of $6.1 million. The general and administrative expenses ratio for the nine months ended September 30, 2004 was 4.7% compared with 3.6% for the nine months ended September 30, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Financial Condition and Liquidity

We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At September 30, 2004, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch and representative office in the United Kingdom and a branch in Switzerland. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends is limited by the applicable laws and regulations of Bermuda, the United States and Ireland, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

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

At September 30, 2004, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $941.5 million.

Financial Condition

At September 30, 2004, total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades were $5.2 billion, compared to $4.0 billion at December 31, 2003. Our investment portfolio consisted primarily of fixed income securities at September 30, 2004 and was managed by several external investment management firms. At September 30, 2004, all of these fixed income securities were investment grade, with 82.7 % rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AA+ based on ratings assigned by Standard & Poor’s. The net payable for investments purchased at September 30, 2004 was $197.3 million compared to a net receivable of $3.4 million at December 31, 2003. Net receivables/payables are a result of timing differences only, as investments are accounted for on a trade date basis.

At September 30, 2004, we had $924.6 million of insurance and reinsurance premium balances receivable compared to $660.5 million at December 31, 2003. This increase was due to the level of gross premium written during the nine months ended September 30, 2004. At September 30, 2004, we had prepaid reinsurance of $234.2 million, an increase of $69.2 million since December 31, 2003, following an increase in the level of reinsurance purchased by our global insurance and U.S insurance segments. At September 30, 2004, we had reinsurance recoverables of $551.2 million, an increase of $426.3 million since December 31, 2003, following loss recoveries of $247.3 million from Hurricanes Charley, Frances, Ivan and Jeanne. Loss recoveries relating to the hurricanes were from reinsurers, of which 98.4% were rated the equivalent of A- or better by internationally recognized rating agencies.

At September 30, 2004, we had $2.2 billion of reserves for loss and loss expenses compared to $992.8 million at December 31, 2003, an increase of $1,230.4 million. Of this balance, $1.8 billion, or 81.2%, was incurred but not reported reserves.

At September 30, 2004, our shareholders’ equity was $3.1 billion compared to $2.8 billion at December 31, 2003, an increase of 10.7%. This increase was primarily due to net income of $313.9 million for the nine months ended September 30, 2004, offset by a $2.2 million decrease in the unrealized appreciation on our investment portfolio during the same period.

Liquidity

In the nine months ended September 30, 2004, we generated a net operating cash inflow of $1,262.8 million, primarily relating to premiums received and investment income. During the same period, we paid losses of $142.0 million. We invested a net cash amount of $875.3 million during the period, and at September 30, 2004 had a cash balance of $935.3 million. For the nine months ended September 30, 2004, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements.

In the nine months ended September 30, 2003, we generated a net operating cash inflow of $985.0 million, primarily relating to premiums received and investment income. During the same period we paid losses of $63.0 million. We invested a net cash amount of $1,255.4 million, and at September 30, 2003 had a cash balance of $790.6 million.

On an ongoing basis, our sources of funds primarily consist of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, reinsurance, acquisition costs and general and administrative expenses and to purchase new investments and fund dividend payments.

Our cash flows from operations generally represent the difference between: (1) premiums collected, reinsurance recoveries and investment earnings realized; and (2) losses and loss expenses paid, reinsurance purchased, underwriting and other expenses paid, investment losses realized and dividends paid. Cash flows from operations may differ substantially, however, from net income. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

On September 13, 2004, we declared a quarterly dividend of $0.125 per common share to shareholders of record at September 30, 2004. The dividend was paid on October 14, 2004.

On April 21, 2004, we completed a secondary offering of up to 20,000,000 common shares held by some of our founding shareholders at a price of $27.91 per share. On April 27, 2004, we completed a secondary offering of 3,000,000 common shares to cover over-allotments.  We did not sell any common shares in connection with the registration and did not receive any proceeds from the offering.

Capital Resources

On March 25, 2004, we renewed our credit facility by entering into a three-year $750 million credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as administrative agent and lender. Under the terms of the new credit facility, up to $750 million may be used by the Company, AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Reinsurance Company, AXIS Specialty Insurance Company and AXIS Surplus Insurance Company to issue letters of credit and up to $300 million may be used by these entities for general corporate purposes, with total borrowings not to exceed $750 million. The credit facility contains various loan covenants with which we must comply, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The credit facility also requires that we maintain (1) a minimum amount of consolidated shareholders’ equity equal to or greater than the sum of $1.975 billion plus (A) 50% of consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2005 and (B) 100% of the net cash proceeds received after March 25, 2004 from any issuance of our capital stock and (2) a debt to total capitalization ratio not greater than 0.35:1.00. The credit facility contains restrictions on our ability to make acquisitions, except that we may, among other things, acquire assets and entities in the insurance and reinsurance business for consideration in an aggregate amount not in excess of $250 million. Our ability to pay dividends or make other restricted payments is also limited, except that we may, among other things, pay cash dividends to our shareholders in an amount not exceeding $150 million for any fiscal year and we may repurchase shares of our capital stock for consideration in an aggregate amount not exceeding $500 million. There was no outstanding indebtedness under the credit facility at September 30, 2004 or December 31, 2003. At September 30, 2004, we had letters of credit of $133.9 million outstanding under the credit facility. At December 31, 2003, we had letters of credit of $127.3 million outstanding under our then existing credit facility. As at September 30, 2004, we were in compliance with all covenants.

Commitments

We did not make any significant capital expenditures during the quarter ended September 30, 2004. We currently expect capital expenditures for 2004 to be less than $50 million.

The following table provides an analysis of our contractual obligations at September 30, 2004:

		Payment due by period (Expressed in thousands of U.S. dollars)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$61,448	$7,521	$14,709	$11,832	$27,386

We invested in senior preferred shares of a collateralized loan obligation with a carrying value of $15.7 million. In connection with this investment, we have commitments that may require additional funding of up to $9.3 million through February 2006.

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

Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. Management periodically revises our investment benchmarks based on business and economic conditions, including the average duration of our potential liabilities. At September 30, 2004, our invested assets (assets under management by external investment managers) had an approximate duration of 3.1 years.

At September 30, 2004, we held $1,470.7 million at fair market value, or 32.5% of our total invested assets, in mortgage-backed securities compared to $1,012.9 million, or 28.2%, at December 31, 2003. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at September 30, 2004. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by External Investment Managers

	Interest Rate Shift in Basis Points (Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100	+200
Total Market Value	4,691,921	4,627,924	4,559,191	4,486,697	4,411,938	4,261,021
Market Value Change from Base	2.91%	1.51%	0%	-1.59%	-3.23%	-6.54%
Change in Unrealized Value	132,730	68,733	0	(72,494)	(147,253)	(298,170)

Foreign Currency Risk.  Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in such currencies. Furthermore, we may use foreign currency forward contracts in an effort to hedge against movements in the value of foreign currencies relative to the U.S. dollar and to gain exposure to interest rate differentials between differing market rates. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations and comprehensive income. At September 30, 2004, the net contractual amount of foreign currency forward contracts was $23.6 million with an unrealized loss of $0.6 million. At December 31, 2003, the net contractual amount of foreign currency forward contracts was $3.8 million with a negligible fair market value.

At September 30, 2004, we had insurance and reinsurance premium balances receivable of $924.6 million compared to $660.5 million at December 31, 2003. Of this balance, 81.3% was denominated in U.S. dollars. Of the remaining balance, 10.9% was denominated in Euro and 4.4% in Sterling. A 5% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $7.1 million, compared to $1.0 million at December 31, 2003.

Credit Risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At September 30, 2004, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities. In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

Value-at-Risk.  Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in fair market values of our investment portfolio. The VaR calculation is calculated by a third party provider and reviewed by management. VaR uses a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our investment portfolio at September 30, 2004 was approximately $190.6 million compared to $174.1 million at December 31, 2003, which represents the potential loss in fair market value of our investment portfolio over a one year time horizon within a 95% confidence level. This increase was primarily due to a higher overall investment balance. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position.

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

Cautionary Note Regarding Forward-Looking Statement

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “ potential” and “intend.”  Forward-looking statements contained in this report include information regarding the benefits from continued underwriting discipline and from insureds seeking to move their business  to financially stronger insurers and reinsurers, pricing conditions, the mix of businesses within and between our business segments, amounts of net losses and loss expenses, managing interest rate and foreign currency risks, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause actual events or results to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4) failure of any of the loss limitation methods we employ, (5) effects of emerging claims and coverage issues, (6) the failure of our cedents to adequately evaluate risks, (7) the loss of one or more key executives (8) a decline in our ratings with internationally recognized rating agencies, (9) loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition and (12) general economic conditions. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

Except as set forth below, we are currently not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business.  Those legal proceedings generally relate to claims asserted by or against us in the ordinary course of our insurance and reinsurance operations.

On August 26, 2004, AXIS U.S. Holdings received a subpoena from the Attorney General of the State of New York seeking information regarding incentive commission agreements between its insurance companies and insurance brokers.    On September 20, 2004, AXIS U.S. Holdings received two additional subpoenas from the Attorney General of the State of New York seeking information regarding fictitious and inflated quotes submitted by insurance companies to insurance brokers.  On October 21, 2004, AXIS US Holdings received a further subpoena from the Attorney General of the State of New York seeking information regarding tying, or conditioning direct insurance on the placement of reinsurance.  These inquiries are part of an industry-wide investigation and we are cooperating fully in the investigation.

Consistent with long-standing and wide-spread industry practice, we have entered into incentive commission agreements with brokers.  As a result of this investigation, we have ceased entering into, and have suspended making payments under, incentive commission agreements.

We do not believe that we have engaged in the improper business practices that are the focus of the Attorney General of the State of New York’s investigation.  To confirm that our employees have not engaged in any of these improper business practices, we are conducting an internal investigation led by outside counsel to examine the subjects raised by the Attorney General of the State of New York.   We believe that this is in the best interests of the Company, our shareholders and our employees.

We understand that some purported shareholder class action lawsuits have been filed against us and certain of our executive officers relating to certain of the practices being investigated by the Attorney General of the State of New York.  We believe that these lawsuits are without merit and intend to vigorously defend against them.

We cannot predict the effect that the investigation or the lawsuits will have on the industry or our business, although negative publicity, fines and penalties or rating agency actions could have a material adverse effect on our business, results or operations and financial condition. In addition, to the extent that the fines or penalties are assessed against brokers, our results of operations could be adversely affected because we bear the credit risk of brokers.

Item 6.            Exhibits

(a)	Exhibits

3.1

Certificate of Incorporation and Memorandum of Association (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No.1) (Registration No. 333-103620) filed on April 16, 2003).

3.2	Bye-Laws (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form 10-Q filed on August 6, 2004).

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5 , 2004

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/ John Charman

John Charman
President and Chief Executive Officer
(Authorized Officer)

/s/ Andrew Cook

Andrew Cook
Chief Financial Officer
(Principal Financial Officer)