Form 10-K
period 2004-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2005-03-01
CIK 1214816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-31721

AXIS CAPITAL HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)
98-0395986 (I.R.S. Employer Identification No.)
106 Pitts Bay Road, Pembroke, Bermuda HM 08 (Address of principal executive offices and zip code)
(441) 296-2600 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, par value $0.0125 per share	New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☒    No ☐

        The market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2004, was approximately $2.15 billion.

        At January 31, 2005, there were outstanding 155,619,498 common shares, $0.0125 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 5, 2005 are incorporated by reference in Part III of this Form 10-K.

AXIS CAPITAL HOLDINGS LIMITED
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Overview

        AXIS Capital Holdings Limited ("AXIS Capital") and its operating subsidiaries and branches (collectively, the "Company") provide specialty lines insurance and treaty reinsurance on a global basis, with headquarters in Bermuda. Through our operating subsidiaries and branches based in Bermuda, Ireland, the United States, the United Kingdom and Switzerland, we focus on writing coverage for specialized classes of risk through our team of highly skilled and experienced underwriters.

        AXIS Capital is a holding company organized under the laws of Bermuda. AXIS Capital was incorporated on December 9, 2002. AXIS Specialty Limited ("AXIS Specialty") commenced operations on November 20, 2001. AXIS Specialty and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer consummated on December 31, 2002 (the "Exchange Offer"). In the Exchange Offer, the shareholders of AXIS Specialty exchanged their shares for identical shareholdings in AXIS Capital. Following the Exchange Offer, AXIS Specialty distributed its wholly owned subsidiaries to AXIS Capital. The Exchange Offer represented a business combination of companies under common control and has been accounted for at historical cost. As a result, the consolidated financial information presented in this document gives effect to the exchange of equity interests as though it occurred as of the inception date of AXIS Specialty on November 8, 2001.

        AXIS Specialty Holdings Ireland Limited ("AXIS Ireland Holdings"), a wholly owned subsidiary of AXIS Capital, was incorporated in Ireland on January 28, 2002 and acts as a holding company for AXIS Specialty Europe Limited ("AXIS Specialty Europe") and AXIS Re Limited ("AXIS Re"). AXIS Specialty Europe became licensed as an Irish insurer in May 2002 and is authorized to write surplus lines business in 20 states in the United States. AXIS Re also became entitled to carry on reinsurance business from Ireland in May 2002. AXIS Specialty London was established in June 2003 as a UK branch of AXIS Specialty Europe. The UK branch commenced underwriting business in September 2003. AXIS Re Europe was established in August 2003 as a Swiss branch of AXIS Re. The Swiss branch commenced underwriting reinsurance business in Zurich during November 2003.

        AXIS Specialty U.S. Holdings Inc. ("AXIS U.S. Holdings"), a wholly owned subsidiary of AXIS Capital, was incorporated in Delaware on March 11, 2002. It acts as a holding company for AXIS Reinsurance Company ("AXIS Reinsurance"), AXIS Specialty Insurance Company ("AXIS Insurance") and AXIS Surplus Insurance Company ("AXIS Surplus"). AXIS Reinsurance is licensed to write insurance and reinsurance in all 50 states in the United States, the District of Columbia and Puerto Rico. AXIS Insurance, a wholly owned subsidiary of AXIS Reinsurance, is licensed to write insurance in Connecticut and is eligible to write surplus lines insurance in 37 of the states in the United States and the District of Columbia. AXIS Surplus is licensed to write insurance in Illinois, Alabama and Georgia and is eligible to write surplus lines insurance in 45 states and the District of Columbia.

        In early 2003, we added a team of insurance professionals from Combined Specialty Group, Inc. In the first half of 2003, we acquired the renewal rights to a book of professional liability insurance and related lines of business written by the Financial Insurance Solutions Group of Kemper Insurance Companies ("Kemper") in exchange for an agreement to make an override payment. The acquisition of AXIS Reinsurance and AXIS Insurance in late 2002 and AXIS Surplus in early 2003, together with the addition of these professionals and renewal rights, formed the foundation for our U.S. insurance operations.

        On July 7, 2003, we completed an initial public offering of 15.4 million newly issued common shares and 9.3 million common shares offered by selling shareholders. Net proceeds to us from the offering were $316.0 million and have been credited to shareholders' equity.

        On November 15, 2004, we completed a public offering of $500.0 million of senior notes due 2014. Net proceeds to us from the offering were $495.7 million.

        On December 9, 2004, we announced that our Board had authorized the repurchase of up to $350.0 million of our common shares. On February 16, 2005, we repurchased 12,783,094 common shares owned by initial investors at our formation pursuant to the repurchase program. The average purchase price was $27.38 per common share and the aggregate purchase price was $350.0 million, which exhausted the repurchase program.

Business Segments

        Our business consists of four segments: global insurance, global reinsurance, U.S. insurance and U.S reinsurance. Financial data relating to the four segments is included in our Consolidated Financial Statements and Notes presented under Item 8 of this report.

Global Insurance

        Our global insurance segment principally consists of specialty lines business that is sourced outside the United States but covers exposures throughout the world. In this segment, we offer tailored solutions in order to respond to distinctive risk characteristics. We have chosen to write business in only those lines where we believe we have specialized underwriting expertise. The principal specialty lines in our global insurance segment are specialty risks, onshore and offshore energy, aviation and aerospace, property and marine. Since most of these lines are for physical damage and related perils and not casualty coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business.

        Gross premiums written, by line, for our global insurance segment are as follows:

Global Insurance—Gross Premiums Written by Line

	For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	($ in thousands)
Specialty risks	$492,707	45.0%	$377,336	38.5%
Onshore and offshore energy	189,567	17.3%	219,386	22.3%
Aviation and aerospace	175,829	16.1%	178,442	18.2%
Property	149,501	13.6%	124,135	12.7%
Marine	87,724	8.0%	81,362	8.3%

Total	$1,095,328	100.0%	$980,661	100.0%

        Specialty risks.    Specialty risks includes terrorism, marine and aviation war risk, political risk and professional lines. Terrorism coverage insures against physical damage and associated business interruption of an insured following an act of terrorism. Marine and aviation war insurance provides specific war coverage for the interests included in our aviation and marine, hull and liability books of business. We believe our ability to offer coverage for terrorism, war, hull and liability risks in the aviation market distinguishes us from most of our competitors. Our political risks book generally provides protection against sovereign default or other sovereign actions resulting in impairment of cross border investments, for banks and major corporations in industries such as energy and mining. Professional lines provides financial institutions insurance and directors' and officers' liability insurance, which generally covers directors and officers of public companies against claims alleging mismanagement or other breaches of corporate duties.

        Onshore and offshore energy.    The energy book concentrates on providing physical damage, business interruption and liability coverage for the onshore and offshore oil and gas industry.

        Aviation and aerospace.    The aviation and aerospace book provides insurance for aviation risks such as hull and liability coverage for passenger and cargo airlines and privately owned aircraft. The aerospace book primarily provides product liability coverage. In addition, we have a small book of business that provides coverage for property damage on satellites for pre-launch, launch and in-orbit phases and for damage to the launch sites and launch and in-orbit liability.

        Property.    The property book primarily provides coverage for physical damage and business interruption with respect to industrial properties. Coverage provided includes catastrophic and non-catastrophic events.

        Marine.    The marine book provides coverage for hull, liability, cargo and specie and recreational marine risks. These risks include property damage to ships, pollution damage caused by vessels on a sudden and accidental basis and protection for general cargo and the contents of armored cars, vaults, exhibitions and museums.

        In our global insurance segment, business is primarily transacted through insurance brokers and intermediaries. Customers in this segment include major companies in the airline, banking, multimedia and natural resources. During the year ended December 31, 2004, Deutsche Bank AG accounted for 5.9% of gross premiums written in this segment and no other customer accounted for more than 5% of gross premiums written within this segment.

Global Reinsurance

        Our global reinsurance segment principally consists of treaty reinsurance business that is sourced outside of the United States but covers exposures throughout the world. Treaty reinsurance contracts are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by our clients. When we write treaty reinsurance contracts, we do not separately evaluate each of the underlying risks assumed under the contracts and are largely dependent on the underwriting decisions made by the cedent. Accordingly, we carefully review and analyze the cedent's risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty to meet, or exceed, predetermined requirements. This business is short to medium tail in nature, which typically allows us to determine the ultimate loss experience within a relatively short time period after a contract has expired.

        Our contracts can be written on either a pro rata basis, also known as proportional, or on an excess of loss basis. In pro rata contracts, the reinsurer and the reinsured participate in the premiums and losses on every risk that comes within the scope of the agreement in a fixed proportion. The reinsurer reimburses the ceding company for the cost of producing the business in the form of a ceding commission. The ceding commission may include an additional commission above the actual costs of the ceding company, and these contracts often have profit oriented additional commissions as well. In excess of loss contracts, the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of the retention and up to a stipulated limit.

        This business generally operates as a subscription market, with the reinsurance intermediaries seeking participation for specific treaties among a number of reinsurers. We offer a price at which we are willing to participate, and participate only if we believe available pricing is favorable. Those reinsurers that ultimately subscribe to any given treaty participate at substantially the same pricing, terms and conditions. See "—Underwriting and Risk Management."

        Gross premiums written, by line, for our global reinsurance business segment are as follows:

Global Reinsurance—Gross Premiums Written by Line

	For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	($ in thousands)
Catastrophe	$423,241	55.3%	$339,137	73.3%
Property pro rata	124,123	16.2%	61,003	13.2%
Property per risk	79,172	10.3%	50,681	10.9%
Credit and bond	73,352	9.6%	—	—
Motor and general liability	50,817	6.6%	—	—
Other	15,302	2.0%	12,117	2.6%

Total	$766,007	100.0%	$462,938	100.0%

        Catastrophe.    Most of our catastrophe reinsurance is for property risks. Our property catastrophe reinsurance business reinsures catastrophic perils for ceding companies on a treaty basis. Our property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. The principal perils in our portfolio include hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances (including personal lines), terrorism may be a covered peril or the only peril. Coverage for other perils may be negotiated on a case-by-case basis. Catastrophe reinsurance contracts incur losses only when events occur that impact more than one risk or insured. Protection under property catastrophe treaties is provided on an occurrence basis, allowing our ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The multiple claimant nature of property catastrophe reinsurance requires careful monitoring and control of cumulative aggregate exposure.

        We also reinsure workers' compensation, personal accident and life products. This business is focused on exposures in the United States and is virtually all written on an excess of loss basis. We focus on business that is exposed to severity losses and not expected to produce high levels of claims frequency. This business is written only at levels that would require multiple deaths or injuries to result in a loss. The treaties include limitations on the maximum amount of coverage for any one person and our attachment points are multiples of these stipulated maximum coverage limits. There is a potential for events that trigger property catastrophe claims, such as catastrophic earthquakes, to also result in injuries and deaths. We closely monitor the potential for accumulation within our businesses. We price and accumulate exposures in this portfolio with tools that are either the same or are very similar to the tools we use for our property catastrophe business.

        Property pro rata.    Property pro rata treaty reinsurance covers a cedent's aggregate losses from all events in the covered period. For example, we could provide reinsurance to cover a cedent's losses for damage to a portfolio of individual residential properties. This business is written on a proportional basis. Most of our pro rata treaty reinsurance contracts have occurrence limits. Property pro rata treaty reinsurance may contain significant risk of accumulation of exposures, both to natural and other perils. Our underwriting process explicitly recognizes these exposures. Natural perils, such as hurricane and windstorm, earthquake and flood, are analyzed through our catastrophe modeling systems. Other perils, such as fire and terrorism events, are considered based on historic loss and loss expense ratios experienced by cedents and monitored for cumulative aggregate exposure.

        Property per risk.    Our property per risk treaty reinsurance business reinsures a portfolio of particular property risks of ceding companies on a treaty basis. For example, we could provide reinsurance to cover a cedent's losses for damage to commercial property under individual policies. This business consists of a highly diversified portfolio of reinsurance contracts covering claims from individual insurance policies issued by our ceding company clients and including both personal lines and commercial property risks (principally covering buildings, structures, equipment and contents). Loss exposure in this business includes the perils of fire, explosion, collapse, riot, vandalism, hurricane and windstorm, tornado, flood and earthquake. This business is written on an excess of loss basis. Our property per risk treaty reinsurance agreements generally have occurrence limits.

        Credit and bond.    Our credit and bond business consists principally of reinsurance of trade credit insurance products. The reinsurance is structured on both a proportional and an excess of loss basis. The underlying insurance indemnifies sellers of goods and services against a payment default by the buyer of those goods and services. The excess of loss writings protect the ceding insurers against large losses arising from the failure of a single enterprise (the buyer of goods and services) and the aggregation of losses arising on policies issued to insureds (the sellers of goods and services) protecting against such a failure. In addition, we reinsure ceding insurers against losses arising from a broad array of surety bonds that have been issued by bond insurers principally to satisfy regulatory demands in a variety of jurisdictions around the world but predominantly in Europe.

        Motor and general liability.    We provide excess of loss protection to insurers to protect their portfolio of third party motor or general liability insurance. The majority of the business that we currently write is motor liability business where we participate in syndicated placements of tranches of liability exposure that cover losses arising out of any one occurrence. The occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrences. In several jurisdictions in Europe, motor liability products have no stated limits. Consequently, we participate in some unlimited layers of motor liability reinsurance.

        Other.    This book of business is treaty reinsurance primarily written on an excess of loss basis and currently includes aviation and crop reinsurance.

        In our global reinsurance segment, business is transacted primarily through reinsurance brokers and intermediaries, except for our trade credit and bond reinsurance, which is generally written on a direct basis. Customers in this segment are mostly small to mid-sized North American and European insurers. No client accounted for more than 5.0% of our gross premiums written within this segment in 2004.

        The following is a breakdown of treaty reinsurance premiums in our global reinsurance segment by geographic area:

Global Reinsurance—Gross Premiums Written by Geographic Area

	In Force as of December 31, 2004	In Force as of December 31, 2003	In Force as of December 31, 2002
U.S.	30.5%	41.9%	50.1%
Worldwide(1)	26.9%	19.0%	13.4%
Europe	25.0%	17.9%	9.6%
North America (excluding U.S.))	11.7%	12.7%	15.9%
Caribbean	2.0%	3.6%	4.4%
Japan	1.8%	2.6%	4.3%
Australia/New Zealand	1.0%	1.3%	1.7%
Middle East	0.7%	0.3%	—%
Asia	0.3%	0.6%	0.3%
Africa	0.1%	0.1%	0.3%

Total	100.0%	100.0%	100%

(1)
"Worldwide" risks comprise individual policies that insure risks on a worldwide basis.

U.S. Insurance

        Our U.S. insurance segment primarily consists of specialty lines business that is sourced in the United States and covers exposures predominantly in the United States. The U.S. specialty insurance market differs from the standard insurance market. In the standard market, insurance rates and forms are highly regulated and products and coverages are largely uniform with relatively predictable exposures. In contrast, the specialty market provides coverage for risks that are complex and require specific expertise and that do not generally fit the underwriting criteria of the standard carriers. Most of our risks are considered on an individual basis, and we employ tailored solutions in order to respond to distinctive risk characteristics. We have chosen to write business in only those lines where we believe we have specialized underwriting expertise. In our U.S. insurance segment, we can currently write business in all 50 states in the United States and the District of Columbia and Puerto Rico as an admitted insurer and in 48 states and the District of Columbia on an excess and surplus basis.

        Gross premiums written, by line, for our U.S. insurance business segment are as follows:

U.S. Insurance—Gross Premiums Written by Line

	For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	($ in thousands)
Property	$313,291	38.0%	$225,508	36.0%
Professional lines	272,224	33.0%	242,582	38.8%
Liability	238,720	29.0%	157,808	25.2%

Total	$824,235	100.0%	$625,898	100.0%

        Property.    Our property book provides coverage for physical damage and business interruption primarily with respect to commercial properties. The book consists of both primary and excess risks, some of which are catastrophe exposed. Customary types of accounts include medium to large residential, public entity and manufacturing risks.

        Professional Lines.    The majority of the business in our professional lines book is directors' and officers' liability coverage. Directors' and officers' liability insurance generally covers directors and officers of public and private companies against claims alleging mismanagement or other breaches of corporate duties. Following the recruitment of an experienced team of underwriters in late 2003, in 2004 we expanded into selective classes within the errors and omissions market.

        Liability.    Our liability book primarily targets casualty risks in the United States excess and surplus markets. Our target classes include mercantile, manufacturing and building/premises, with particular emphasis on commercial and consumer products, commercial construction and miscellaneous general liability. We primarily target accounts with severity rather than frequency driven exposures.

        In our U.S. insurance segment, business is transacted primarily through insurance brokers and intermediaries. No client in our U.S. insurance segment accounted for more than 5.0% of our gross premiums written within this segment in 2004.

U.S. Reinsurance

        Our U.S. reinsurance segment principally consists of treaty reinsurance business sourced in the United States and covering exposures in the United States. Treaty reinsurance lines in this book include: professional lines; liability; property; marine and aviation.

        Gross premiums written, set forth by line, are as follows for our U.S. reinsurance business segment:

U.S. Reinsurance—Gross Premiums Written by Line

	For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	($ in thousands)
Professional lines	$202,379	62.0%	$132,148	64.7%
Liability	74,605	22.8%	46,035	22.6%
Property	43,495	13.3%	19,535	9.6%
Marine and aviation	6,262	1.9%	6,430	3.1%

Total	$326,741	100.0%	$204,148	100.0%

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

        Marine and aviation.    Our marine and general aviation (non-airline) portfolio is primarily written on an excess of loss basis with an emphasis on severity driven layers. Lines of business covered under the marine segment include hull, cargo and marine liability. Our general aviation treaty products include aircraft hull and liability coverages.

        In our U.S. reinsurance segment, business is transacted primarily through reinsurance brokers and intermediaries. Customers in this segment are mostly small to mid-sized North American insurers. Four clients, Chubb Corporation, Great American Insurance Group, Hartford Fire Insurance Company and XL Capital Limited accounted for 47.0% of the gross premiums written in this segment in 2004. No other client accounted for more than 5.0% of our gross written premiums in 2004.

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

        "Submit.AXIS" is a unique, web-based policy submission system that we developed for our global insurance segment. Initially developed in late 2001 for brokers in the London market, Submit.AXIS allows brokers to provide details of a policy submission via the Internet so that our underwriters may review online submission details and relevant policy documentation.

        In 2004, we deployed Submit.AXIS for internal use in all our segments and it has become a point of entry for all submissions, whether via the Internet, e-mail, fax or paper. The system provides local and group management with submissions information, acts as a repository for documentation, assists with market intelligence and enables local and international peer review.

        In 2005, we intend to develop this application to capture e-mail traffic concerning each submission and to provide a capability to interface electronically with broker and/or third party trading/data exchange systems as they develop. We also intend to introduce a number of AXIS developed applications to operating units that will assist with core pricing and underwriting processes and provide a consistent data feed to our underwriting accounting system.

        In reviewing submissions, our insurance analysts utilize our proprietary licensing database to determine the appropriate licensed entity that can underwrite the risk. Our licensing database contains detailed legal and regulatory information regarding each jurisdiction in which we are permitted to write business and permits us to respond rapidly to opportunities in a cost-efficient manner.

        We are committed to continuing to identify and deploy technologies which enhance our processing and underwriting capabilities and which enable us to realize additional operating efficiencies.

Underwriting and Risk Management

        For our global insurance segment, internal underwriting controls are exercised through a "senior peer review panel" comprising at least six senior underwriters within the segment. Proposal details for each risk we consider underwriting reside in Submit. AXIS and can be reviewed by all underwriting staff. For some lines of business, we have developed strict corporate guidelines and risks can be bound within those guidelines, subject to having been peer reviewed within the team concerned. For the vast majority of our business and for any exceptions to the guidelines developed for the lines mentioned above, risks are peer reviewed by the "senior peer review panel" on a daily basis by means of Submit. AXIS and a daily conference call. A daily conference call log is maintained of all the risks discussed and this, together with a daily underwriting log of all risks written, are reviewed and approved regularly by the senior peer review panel.

        In our global reinsurance segment we ensure that pricing methodology is consistent and appropriate by the use of proprietary rating and accumulation tools, underwriting authority limits and frequent communication. All business is rated using the same basic risk measurement standards to ensure consistency within the segment. Each underwriter is delegated a limit up to which he or she has the authority to write business. If an underwriter wishes to exceed these limits on any contract, the Chief Executive Officer of the segment must review and approve the contract. All offers, quotes and bound lines are circulated daily to the senior reinsurance underwriters within the segment to allow for feedback and commentary. This process ensures that the knowledge base and experience of the segment is available to all underwriters to supplement the state-of-the-art technology that we use to technically price our business.

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

        For our U.S. reinsurance segment, all risks are reviewed by a senior underwriter. If the risk meets our internal guidelines for exposure and profitability, it is referred to the Chief Executive Officer of the segment for additional analysis. After the approval by the Chief Executive Officer of the segment, the risk is circulated to a peer review panel, currently consisting of the Chief Executive Officer and Chief Executive Officer of global reinsurance, for final comments. In every case, the review process is completed before we commit contractually.

        We utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks that we accept as a company. Our proprietary systems include those for modeling risks associated with property catastrophe, workers' compensation, terrorism risks, and various casualty and specialty pricing models as well as our proprietary portfolio risk model.

        For the analysis of our catastrophe exposed business in our global reinsurance and U.S. reinsurance segments, we utilize four natural catastrophe modeling tools (Risklink version 4.5 licensed by RMS, Classic/2 and CATRADER licensed by AIR and WORLDCAT Enterprise licensed by Eqecat). In addition, we have developed an internal proprietary application, known as the AXIS Catastrophe Accumulation and Pricing System or "ACAPS," which allows us to track the results from each of these models for both pricing and accumulation purposes. Our state-of-the-art modeling system (including an aggregate exposure management tool) allows the underwriting team, in conjunction with the actuarial team, to analyze risk exposure on a per peril (e.g., fire, flood, earthquake, etc.) and a geographic basis. If a program meets our underwriting criteria, the proposal is evaluated in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.

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

        With respect to the catastrophe exposed business in our global insurance and U.S. insurance segments, we utilize Risklink version 4.5. licensed by RMS to price and to accumulate individual risks for our commercial property and onshore energy books. This analysis is then combined with the analyses of our other segments to monitor aggregate exposures. For terrorism perils, we use the RMS Probabilistic Terrorism Model as well as a proprietary system for monitoring accumulations. For the analysis of our offshore energy business in our global insurance segment we utilize a modeling tool licensed by RMS.

        With respect to the non-catastrophe exposed business in our U.S. insurance segment, we generally analyze specialty insurance contracts via a variety of rating models. Where applicable, our models draw upon industry information, including historical trend and development information licensed from Insurance Services Office, Inc. and AMS Services, Inc.

        In addition to the above technical and analytical practices, our underwriters use a variety of factors, including specific contract terms and diversification of risk by geography and type of risk, to manage our exposure to loss. Substantially all business written is subject to aggregate limits in addition to event limits.

Marketing

        We produce our business almost exclusively through insurance and reinsurance brokers worldwide, who receive brokerage fees and incentive commissions for placing our business. Our management and underwriting team have longstanding relationships with key insurance and reinsurance brokers, such as Marsh, Inc. (including its subsidiary, Guy Carpenter Company, Inc.), Aon Corporation, Willis Group Holdings Ltd., Benfield Group and Jardine Lloyd Thompson and with many ceding companies. Senior management also has direct relationships with customers.

        The following table shows our gross premiums written by broker for the years ended December 31, 2004 and December 31, 2003:

Gross Premiums Written by Broker

	For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	($ in thousands)
Marsh (including Guy Carpenter)	$909,282	30.2%	$765,265	33.7%
Aon	583,036	19.3%	438,690	19.3%
Willis	282,717	9.4%	261,609	11.5%
Benfield	170,371	5.7%	92,034	4.0%
JLT	120,831	4.0%	89,388	3.9%
Others	946,074	31.4%	626,659	27.6%

Total	$3,012,311	100.0%	$2,273,645	100.0%

Ceded Reinsurance

        Some of our underwriting segments purchase reinsurance to reduce the risk of exposure to loss. Our global insurance and reinsurance segments purchase reinsurance to reduce exposure to large losses. Our U.S. insurance segment purchases significant reinsurance to reduce the volatility in severity driven classes of business. Our underwriting segments purchase three types of reinsurance cover: facultative; excess of loss; and quota share. Facultative covers are typically assumed with the original business. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. This excess point can be based on the size of an industry loss or a fixed monetary amount. These covers can be purchased on a package policy basis, which provide cover for a number of lines of business within one contract. Quota share covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss expenses from reinsurers. We remain liable to the extent that reinsurers do not meet their obligations under these agreements and, therefore, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Our objective is to place our reinsurance with reinsurers rated at least "A-" or better by Standard & Poor's or A.M. Best., reinsurers with lower ratings will be considered if reinsurance security can be collaterized. If a reinsurer is downgraded below "A-", we re-evaluate the collectiblity of any reinsurance balances due from the reinsurer and, where necessary, we post an allowance for uncollectible reinsurance recoverables. See note 8 to the Consolidated Financial Statements included in Item 8 of this report.

        Gross, ceded and net premiums written and earned for the years ended December 31, 2004 and December 31, 2003 were as follows:

Gross, Ceded and Net Premiums Written and Earned

	For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
	($ in thousands)
Gross	$3,012,311	$2,510,847	$2,273,645	$1,701,015
Ceded	(588,638)	(482,450)	(365,258)	(264,785)

Net	$2,423,673	$2,028,397	$1,908,387	$1,436,230

Claims Management

        We have claims teams located in Bermuda, Ireland, the United States and the United Kingdom. Our claims teams provide global coverage and claims support for the insurance and reinsurance business we write. The role of our claims units is to investigate, evaluate and pay claims efficiently. We have implemented claims handling guidelines and claims reporting and control procedures in all of our claims units. To ensure that claims are handled and reported in accordance with these guidelines, all claims matters are reviewed weekly during a formal claims meeting. The minutes from each meeting are also circulated to our underwriters, senior management and our independent actuaries. To maintain communication between underwriting and claims teams, claims personnel regularly report at underwriting meetings and frequently attend client meetings.

        When we receive notice of a claim, regardless of size, it is recorded within our underwriting and claims system. To assist with the reporting of significant claims, we have also developed a large claims information database, or LCID. The database is primarily used to "flash report" significant events and potential insurance or reinsurance losses, regardless of whether we have exposure. Where we have exposure, the system allows a direct notification to be instantly communicated to underwriters and senior management worldwide. The database is also used as an electronic workflow management tool for larger cases that may involve adjustment and coverage issues or litigation.

Reserves

        We establish reserves for losses and loss expenses that arise from our insurance and reinsurance products. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims that have occurred at or before the balance sheet date, whether already known or not yet reported. It is our policy to establish these losses and loss expense reserves prudently after reflecting all information known to us as of the date they are recorded. Our loss reserves are estimated every quarter by Ernst & Young, who acts as our independent reserving actuary, and are based on generally accepted actuarial principles. These reserves are then discussed with and reviewed by management prior to management establishing the ultimate loss reserves. Ernst & Young receives all LCID flash reports and has access to our claims information and individual contracts as part of their quarterly review.

        Our loss reserves are established based upon our estimate of the total cost of claims that were reported to us but not yet paid, ("case reserves"), the costs of additional case reserves on claims reported to us but not considered to be adequately reserved ("ACR"), and the anticipated cost of claims incurred but not yet reported to us ("IBNR"). Under generally accepted accounting principles in the U.S. ("U.S. GAAP"), we are not permitted to establish loss reserves with respect to our catastrophe reinsurance until an event occurs that gives rise to a loss. As a result, with respect to our catastrophe reinsurance, only losses incurred up to the reporting date may be reserved for with no allowance for the provision of a contingency reserve to account for expected future losses.

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

        We estimate IBNR reserves using actuarial methods. We also utilize historical insurance industry loss development patterns, as well as estimates of future trends in claims severity, frequency and other factors, to aid us in establishing our loss reserves.

        Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of an insurer's or reinsurer's expectations of the ultimate settlement and administration costs of claims incurred. As a result, it is likely that the ultimate liability will differ from such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which our company has operated, thereby providing limited claims loss emergence patterns specifically for our company. This has necessitated the use of industry loss development patterns in deriving IBNR, which despite management's and the independent actuary's care in selecting them, will differ from actual experience. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability will exceed or be less than the revised estimates.

        The following table represents the development of loss reserves calculated under GAAP. The top line of the table shows the reserves for losses and loss expenses, net of reinsurance recoverables, at the initial balance sheet date for each of the indicated years. This represents the estimated amount of net losses and loss expenses, including IBNR reserves, arising in the current year and all prior years that are unpaid as at the balance sheet date. The table also shows the reestimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of losses for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change to date from the original estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

        For an analysis of paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending losses and loss expense reserves for the years ended December 31, 2004, 2003 and 2002, please refer to note 7 to the Consolidated Financial Statements included in Item 8 of this report. For further information regarding the developments in prior year loss reserve estimates for each of the years indicated within each of the Company's segments please refer to Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoveries

	Year Ended December 31,
	2001	2002	2003	2004
	($ in thousands)
Reserve for loss and loss expenses, net of losses recoverable	$963	$214,231	$867,947	$1,815,911
1 Year later	165	158,443	686,235	—
2 Years later	165	141,290	—	—
3 Years later	165	—	—	—
Cumulative redundancy	798	72,941	181,712	—
Cumulative Net Paid Losses
1 Year later	15	46,096	113,024	—
2 Years later	125	55,437	—	—
3 Years later	165	—	—	—

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

        Our current investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high quality, diversified portfolio. In this regard, at December 31, 2004 and December 31, 2003, our investment portfolio consisted primarily of fixed income securities and cash and cash equivalents. At December 31, 2004 and December 31, 2003, all of these fixed income securities were investment grade with 83.9% and 81.7%, respectively, rated AA- or Aa3 or better by an internationally recognized rating agency, with an overall weighted average rating of AA+ based on ratings assigned by Standard & Poor's. Our risk management strategy and investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Within this fixed income portfolio, we attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At December 31, 2004 and December 31, 2003, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities.

        Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. Management periodically revises our investment benchmarks based on business and economic factors, including the average duration of our potential liabilities. At December 31, 2004 and December 31, 2003, our invested assets (assets under management by external investment managers) had an approximate average duration of 2.8 years and 3.0 years, respectively.

        The types of securities in our fixed income portfolio and their fair market values and amortized costs were as follows as of December 31, 2004 and December 31, 2003:

Types of Securities in Our Fixed Income Portfolio and Their Fair Market Values and Amortized Costs

	Year Ended December 31, 2004
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in thousands)
U.S. government and agency securities	$1,730,096	$6,186	$(10,475)	$1,725,807
Non U.S. government securities	117,702	2,834	(162)	120,374
Corporate debt securities	956,439	11,688	(4,686)	963,441
Mortgage-backed securities	1,707,668	11,794	(4,703)	1,714,759
Asset-backed securities	349,014	703	(1,172)	348,545
States, municipalities and political subdivisions	254,078	2,204	(863)	255,419

Total fixed income maturities	$5,114,997	$35,409	$(22,061)	$5,128,345

	Year Ended December 31, 2003
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in thousands)
U.S. government and agency securities	$1,248,941	$5,828	$(2,120)	$1,252,649
Non-U.S. government securities	16,777	555	(5)	17,327
Corporate debt securities	706,383	13,516	(2,023)	717,876
Mortgage-backed securities	1,005,164	10,429	(2,661)	1,012,932
Asset-backed securities	187,775	2,244	(284)	189,735
States, municipalities and political subdivisions	194,062	1,608	(613)	195,057

Total fixed income maturities	$3,359,102	$34,180	$(7,706)	$3,385,576

        As of December 31, 2004, mortgage-backed securities constituted approximately 32.0% of our invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment or extension risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of increasing interest rates, these investments are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

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

        The Standard & Poor's credit ratings for fixed income securities held and the percentage of our invested assets they represented at December 31, 2004 and December 31, 2003 were as follows:

Credit Ratings for Our Fixed Income Portfolio

	As of December 31, 2004
Rating	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in thousands)
AAA	$4,095,993	$4,102,562	80.0%
AA	200,091	201,050	3.9%
A	513,548	514,903	10.0%
BBB	305,365	309,830	6.1%

Total	$5,114,997	$5,128,345	100.0%

	As of December 31, 2003
Rating	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in thousands)
AAA	$2,617,526	$2,632,844	77.8%
AA	130,573	131,371	3.9%
A	384,773	388,987	11.4%
BBB	226,230	232,374	6.9%

Total	$3,359,102	$3,385,576	100.0%

        The contractual maturities of our fixed income securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturity distribution for fixed income securities held as of December 31, 2004 and December 31, 2003 was as follows:

Maturity Distribution for Our Fixed Income Portfolio

	As of December 31, 2004
Maturity	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in thousands)
Due in one year or less	$324,727	$324,080	6.3%
Due after one year through five years	1,826,766	1,820,425	35.5%
Due after five years through ten years	773,555	782,372	15.3%
Due after ten years	133,267	138,164	2.7%

Subtotal	3,058,315	3,065,041	59.8%
Mortgage and asset-backed securities	2,056,682	2,063,304	40.2%

Total	$5,114,997	$5,128,345	100.0%

	As of December 31, 2003
Maturity	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in thousands)
Due in one year or less	$117,353	$117,685	3.5%
Due after one year through five years	1,282,267	1,288,981	38.1%
Due after five years through ten years	614,990	623,757	18.4%
Due after ten years	151,553	152,486	4.5%

Subtotal	2,166,163	2,182,909	64.5%
Mortgage and asset-backed securities	1,192,939	1,202,667	35.5%

Total	$3,359,102	$3,385,576	100.0%

        The following table illustrates net investment income, net realized gains on investments, net realized and unrealized losses on investment derivative instruments, annualized effective yield, total return on investments and the performance results of the various classes of fixed income investments in our portfolio as compared to appropriate indices for the years ended December 31, 2004 and 2003:

Net Investment Income and Returns on Investments

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Net investment income	$152,072	$73,961
Net realized gains on investments	16,432	27,555
Net realized and unrealized losses on investment derivative instruments	(2,798)	(4,988)

Net realized gains	13,634	$22,567

Annualized effective yield(1)	3.40%	2.62%

Total return(2)	3.43%	3.50%

Total return liquidity portfolio(2)	1.43%	1.98%
Total return Merrill Lynch 1-3 year Treasury Index	0.90%	1.91%

Relative Performance	0.53%	0.07%

Total return intermediate duration portfolios(2)	3.96%	4.21%
Total return customized benchmark	3.75%	3.80%

Relative Performance	0.21%	0.41%

Total return long duration portfolios (2)	4.40%	3.79%
Total return customized benchmark	4.32%	4.11%

Relative Performance	0.08%	(0.32)%

Total return U.S. portfolios (2)	3.35%	2.26%
Total return customized benchmark (3)	3.58%	2.63%

Relative Performance	(0.23)%	(0.37)%

(1)
Annualized effective yield is calculated by dividing the investment income generated from assets under management by third party investment managers by the average balance of the assets managed by the Company's portfolio managers.

(2)
Total return is calculated using beginning and ending market portfolio values, adjusted for external cash flows.

(3)
Management of our U.S. portfolio by third party investment managers commenced in March 2003 and, consequently, results for the year ended December 31, 2003 represent the 10 month period ended December 31, 2003.

        We recently expanded our investment strategy to include other asset sectors. At December 31, 2004, we had $271.3 million of other investments representing 4.5% of the fair market value of our total cash and investments. These investments consist of the following at December 31, 2004:

As at December 31, 2004 Estimated Fair Market Value
($ in thousands)
Collateralized Loan Obligations ("CLO's")	$80,813
Medium Term Notes	165,531
Investment Fund	25,000

$271,344

        We have invested in various CLO's with the investments ranging from the equity to the senior debt tranches. The investments have typically been in the form of combination notes. At December 31, 2004, we had invested in seven different CLO's with underlying assets totaling $3.7 billion. Our investments in medium term notes represent an interest in several funds of European fixed income securities. Our investment in investment fund represents an investment in a hedge fund that allocates its capital among a select group of independent managers. We account for our other investments at estimated fair market value, based on the most recent financial information available from various fund managers, underwriters and third party administrators.

        We routinely assess whether declines in the fair value of our investments represent impairments that are other than temporary. There are several factors that are considered in that assessment of a security, which include (1) the time period during which there has been a significant decline below cost, (2) the extent of the decline below cost, (3) our intent and ability to hold the security, (4) the potential for the security to recover in value, (5) an analysis of the financial condition of the issuer and (6) an analysis of the collateral structure and credit support of the security, if applicable.

        The gross unrealized losses of securities in our portfolio as of December 31, 2004 and December 31, 2003 were as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Six months or less	$8,524	$4,966
Greater than six months but less than 12 months	11,366	2,571
Greater than or equal to 12 months	2,171	169

	$22,061	$7,706

        As of December 31, 2004, there were approximately 890 securities (2003: 640) in an unrealized loss position with a fair market value of $2,700.9 million (2003: $1,027.9 million). Of these securities, there are 78 securities (2003: 6) that have been in an unrealized loss position for 12 months or greater with a fair market value of $88.6 million (2003: $5.9 million). As of December 31, 2004, none (2003: none) of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

        Our investment portfolio consists of fixed income securities denominated in both U.S. and foreign currencies. Accordingly, earnings will be affected by many factors, including changes in interest rates and foreign currency exchange rates. Effective July 1, 2004, we adopted FAS No. 149 "Amendment and Hedging Activities." As a result, some of our mortgage-backed securities are required to be classified as derivatives. As of December 31, 2004, we did not hold any mortgage-backed derivatives. Other than these securities and foreign currency forward contracts, our investment guidelines do not currently permit the use of derivatives. At December 31, 2004, we held foreign currency forward contracts. In the future, we may change our guidelines to permit the use of additional types of derivatives.

        As of December 31, 2004, we had engaged several investment management firms to provide us with investment management and advisory services. We have agreed to pay investment management fees based on the respective funds under management after each calendar quarter. These fees are taken into account in the calculation of net investment income. There are no performance based fees. The agreements with these firms may be terminated by either party at periods varying from immediately to 30 days upon written notice. In the year ended December 31, 2004, we incurred $7.8 million of fees in respect of investment management and advisory services and, for the year ended December 31, 2003, we incurred $4.4 million in respect of such services.

Competition

        The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital markets participants offer alternative products that are intended to compete with reinsurance products.

        In our global and U.S. insurance segments, where competition tends to be focused more on availability, service and other considerations than on price, we compete with insurers that provide property and casualty based lines of insurance such as: ACE Limited, Allianz Group, Allied World Assurance Company, Ltd., American International Group, Inc., Berkshire Hathaway, Inc., Chubb Corporation, Converium Group, Endurance Specialty Holdings Ltd., Factory Mutual Insurance Company, Lloyd's of London, Munich Re Group, Swiss Reinsurance Company and XL Capital Ltd.

        In our global and U.S. reinsurance segments, we compete with reinsurers that provide property and casualty based lines of reinsurance such as: ACE Limited, Arch Capital Group Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., IPCRe Limited, Lloyd's of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., Renaissance Re Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings Inc. and XL Capital Ltd.

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

  •
  speed of claims payment.

        Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms, which could have a material adverse impact on our growth and profitability.

Ratings

        Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. Standard & Poor's maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). Moody's Investors Service maintains a letter scale rating from "Aaa" (Exceptional) to "NP" (not prime). Our insurance subsidiaries have been rated "A" (Strong) by Standard & Poor's, which is the sixth highest of twenty-one rating levels, and "A" (Excellent) by A.M. Best, which is the third highest of fifteen rating levels. AXIS Specialty, AXIS Re and AXIS Reinsurance are rated "A2" (Good) by Moody's Investors Service, which is the sixth highest of 21 ratings. The objective of these ratings systems is to assist policyholders and to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. In addition, our $500 million of senior notes were assigned a senior unsecured debt rating of Baa1 (stable) by Moody's Investors Service and BBB+ (stable) by Standard & Poor's. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of the rating agencies.

Administration

        We outsource many administrative functions to third parties that can provide levels of expertise in a cost-efficient manner that we cannot replicate internally. Functions that we outsource or partially outsource include:

  •
  bulk contract processing and administration;

  •
  actuarial services;

  •
  internal audit and Sarbanes-Oxley 404 compliance:

  •
  investment accounting services; and

  •
  claims processing and underwriting back office services.

        Our outsourcing of these functions assisted us in quickly establishing our international underwriting platform, and provides us with the flexibility to adjust our administrative infrastructure and costs in response to changing market conditions.

Regulation

General

        The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. In Bermuda, we operate under a relatively less intensive regulatory regime. We are subject to extensive regulation under applicable statutes in Ireland and the United States.

Bermuda

        As a holding company, AXIS Capital is not subject to Bermuda insurance regulations. However, the Insurance Act 1978 of Bermuda and related regulations, as amended (together, the "Insurance Act"), regulate the insurance business of our operating subsidiary in Bermuda, AXIS Specialty, and provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the "BMA") under the Insurance Act. Insurance as well as reinsurance is regulated under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and any other conditions the BMA may impose from time to time.

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

        The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. The material aspects of the Bermuda insurance regulatory framework are set forth below.

  Classification of Insurers

        The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. AXIS Specialty, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. AXIS Specialty is not licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that are not long-term business.

  Principal Representative

        An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, AXIS Specialty's principal office is its executive offices in Pembroke, Bermuda, and AXIS Specialty's principal representative is Andrew Cook. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act in that capacity, unless 30 days' notice in writing to the BMA is given of any intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA, within 14 days, setting forth all the particulars of the case that are available to the principal representative. For example, any failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable "event."

  Independent Approved Auditor

        Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of AXIS Specialty, are required to be filed annually with the BMA. AXIS Specialty's independent auditor must be approved by the BMA and may be the same person or firm that audits AXIS Capital's consolidated financial statements and reports for presentation to its shareholders. AXIS Specialty's independent auditor is Deloitte & Touche, which also audits the Company's consolidated financial statements.

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

  Statutory Financial Statements

        AXIS Specialty must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. AXIS Specialty is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to an insurer's shareholders under The Companies Act 1981 of Bermuda (the "Companies Act"). As a general business insurer, AXIS Specialty is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

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

        Additionally, under the Companies Act, AXIS Capital and AXIS Specialty may declare or pay a dividend, or make a distribution from contributed surplus, only if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

  Supervision, Investigation and Intervention

        The BMA may appoint an inspector with extensive powers to investigate the affairs of AXIS Specialty if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct AXIS Specialty to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of those documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise the foregoing powers in relation to any company which is, or has at any relevant time been, (1) a parent company, subsidiary company or related company of that registered person, (2) a subsidiary company of a parent company of that registered person, (3) a parent company of a subsidiary company of that registered person or (4) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50% or more of the shares or is entitled to exercise, or control the exercise, of more than 50% of the voting power at a general meeting of shareholders. If it appears to the BMA that there is a risk of AXIS Specialty becoming insolvent, or that AXIS Specialty is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct AXIS Specialty (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase its liabilities, (3) not to make certain investments, (4) to liquidate certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (7) to limit AXIS Specialty's premium income. The BMA generally meets with each class of insurance company, on a voluntary basis, every two years.

  Disclosure of Information

        In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require information from an insurer (or other persons) to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality. Under the Companies Act, the Minister of Finance has been given powers to assist a foreign regulatory authority that has requested assistance in connection with inquires being carried out by it in the performance of its regulatory functions. The Minister's powers include requiring a person to furnish him or her with information, to produce documents to him or her, to attend and answer questions and to give assistance in connection with inquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

  Other Bermuda Law Considerations

        Although AXIS Capital is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, AXIS Capital may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends and interest payments to U.S. residents who are holders of its securities.

        Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As "exempted" companies, AXIS Capital and AXIS Specialty may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in limited circumstances such as doing business with another exempted undertaking in furtherance of AXIS Capital's business or AXIS Specialty's business (as the case may be) carried on outside Bermuda. AXIS Specialty is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.

        Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of securities of a Bermuda exempted company. The BMA has issued its permission for the free transferability of our securities, as long as our shares are listed on the NYSE or other appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and up to 20% of the common shares to and among persons who are residents of Bermuda for exchange control purposes. Any other transfers remain subject to approval by the BMA.

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

        Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident's certificate or holders of a working resident's certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident's certificate or holder of a working resident's certificate) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the duration of work permits to between six and nine years, with specified exemptions for "key" employees. In March 2004, the Bermuda government announced an amendment to the immigration policy which expanded the categories of occupations recognized by the government as "key" and for which businesses are eligible to apply for holders of jobs in those categories to be exempt from the six to nine year term limits. The categories include senior executives (chief executive officers, presidents through vice presidents), managers with global responsibility, senior financial posts (treasurers, chief financial officers through controllers, specialized qualified accountants, quantitative modelling analysts), certain legal professionals (general counsels, specialist attorneys, qualified legal librarians and knowledge managers), senior insurance professionals (senior underwriters, senior claims adjusters), experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers/managers. All of our executive officers who work in our Bermuda office have obtained work permits.

United States

        AXIS Capital has three operating insurance subsidiaries domiciled in the United States, which we refer to as the AXIS U.S. Subsidiaries.

  U.S. Insurance Holding Company Regulation of AXIS Capital

        AXIS Capital, as the indirect parent of the AXIS U.S. Subsidiaries, is subject to the insurance holding company laws of Connecticut, New York and Illinois. These laws generally require each of the AXIS U.S. Subsidiaries to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system to which any of the AXIS U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance department where the subsidiary is domiciled.

  Change of Control

        Before a person can acquire control of a United States insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as: the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquiror's plans for the management of the applicant's board of directors and executive officers, the acquiror's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of the AXIS U.S. Subsidiaries, the insurance change of control laws of Connecticut, Illinois and New York would likely apply to such a transaction. While our bye-laws limit the voting power of any shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that a shareholder who owned 10% of our common shares did not control the applicable AXIS U.S. Subsidiary.

        These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AXIS Capital, including transactions that some or all of the shareholders of AXIS Capital might consider to be desirable.

  Terrorism Risk Insurance Act

        On November 26, 2002, the Terrorism Risk Insurance Act ("TRIA") was enacted. TRIA establishes a temporary Federal program that requires United States and other insurers writing specified commercial property and casualty insurance policies in the United States to make available in some policies coverage for losses resulting from terrorists' acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage made available may not differ materially from the terms, amounts and other coverage limitations applicable to losses arising from events other than acts of terrorism.

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

        The entire TRIA program, including provisions authorizing Federal reimbursement of insurers and the requirement to make coverage available, will expire at the end of 2005 unless the Congress passes and the President signs legislation extending this program.

  State Insurance Regulation

        State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including: licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in some instances and approving premium rates in some instances. State insurance laws and regulations may require the AXIS U.S. Subsidiaries to file financial statements with insurance departments everywhere they are licensed or authorized or accredited to conduct insurance business, and their operations are subject to examination by those departments at any time. The AXIS U.S. Subsidiaries prepare statutory financial statements in accordance with statutory accounting principles ("SAP") and procedures prescribed or permitted by these departments.

State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC").

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

        Connecticut.    Under Connecticut law, AXIS Insurance may not pay a dividend or make a distribution that exceeds the greater of 10% of AXIS Insurance statutory surplus as of December 31 of the preceding year, or the net income of AXIS Insurance for the twelve-month period ending December 31 of the preceding year, without the prior approval of the Connecticut Insurance Commissioner unless thirty days have passed after receipt by the Insurance Commissioner of notice of such payment without the Insurance Commissioner having disapproved of such payment. In addition, AXIS Insurance must report for informational purposes to the Insurance Commissioner all dividends and other distributions to security holders following the declaration and prior to payment. Connecticut only permits a dividend to be declared or distributed, either out of earned surplus or with prior regulatory approval.

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

        The dividend limitations imposed by the state laws are based on the statutory financial results of the respective AXIS U.S. Subsidiaries determined by using SAP, which differ in some respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.

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

  Operations of AXIS Specialty, AXIS Re, AXIS Specialty Europe, AXIS Re Europe and AXIS Specialty London.

        The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers that are not admitted to do business within such jurisdictions. AXIS Specialty Europe (including its branch AXIS Specialty London) is authorized to write surplus lines business in 20 states in the United States and is in the process of applying for authorization to write surplus lines business in the remaining states. AXIS Specialty, AXIS Re and AXIS Re Europe are not licensed or eligible to write business in the United States. We do not intend that AXIS Specialty, AXIS Re, AXIS Specialty

Europe, AXIS Re Europe and AXIS Specialty London maintain offices or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized.

        In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company's liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. AXIS Specialty, AXIS Re and AXIS Specialty Europe (including its branch AXIS Specialty London) are not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

Ireland

  AXIS Specialty Europe

        AXIS Specialty Europe is a non-life insurance company incorporated under the laws of Ireland on February 18, 2002 and having its registered office at Mount Herbert Court, 34 Upper Mount Street, Dublin 2, Ireland. AXIS Specialty Europe is subject to the regulation and supervision of the Irish Financial Services Regulatory Authority (the "Irish Regulatory Authority") pursuant to the Irish Insurance Acts 1909 to 2000, regulations relating to insurance business and Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004 (together, the "the Insurance Acts and Regulations"). AXIS Specialty Europe was authorized on May 23, 2002 to undertake the business of non-life insurance in various classes of business.

        As is normal in the case of insurance companies, when AXIS Specialty Europe was authorized to write non-life insurance business, in addition to the obligations imposed on AXIS Specialty Europe by the Insurance Acts and Regulations, the authorization was granted subject to certain conditions. The following are the main conditions that have been imposed:

  •
  AXIS Specialty Europe must adhere to the business plan submitted in connection with its application for authorization unless otherwise agreed with the Irish Regulatory Authority;

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

        In addition to the above conditions, Axis Specialty Europe has agreed with the Irish Regulatory Authority to limit the level of treaty reinsurance business that it underwrites.

        European Passport.    Ireland is a member of the European Economic Area (the "EEA"). The EEA comprises each of the countries of the European Union (the "EU") (being as at February 2005 Austria, Belgium, The Czech Republic, Cyprus, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Poland, Portugal, Slovakia, Spain, Sweden, Slovenia and The United Kingdom) and Iceland, Liechtenstein and Norway. The EEA was established by a 1992 agreement the effect of which is to create an area of free movement of goods and services (including insurance services) within EEA countries. A consequential effect of the EEA agreement is that the rules on passporting of insurance services that apply between EU member states are extended to Iceland, Liechtenstein and Norway.

        Ireland has adopted the EU's Third Non-Life Insurance Directive (92/49/EEC) into Irish law. This directive introduced a single system for the authorization and financial supervision of non-life insurance companies by their home member state. Under this system, AXIS Specialty Europe (as an Irish authorized insurance company) is permitted to carry on insurance business in any other EEA member state by way of freedom to provide services, on the basis that it has notified the Irish Regulatory Authority of its intention so to do and subject to complying with such conditions as may be laid down by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the "general good".

        The Third Non-Life Directive also permits AXIS Specialty Europe to carry on insurance business in any other EEA member state under the so called "freedom of establishment" rules. Under these rules, AXIS Specialty Europe established a London branch in May 2003. The Irish Regulatory Authority remains responsible for the authorization and financial supervision of the London branch. In addition, the London branch must comply with the "general good" requirements of the Financial Services Authority of the United Kingdom.

        On the basis of the foregoing, in addition to being authorized to carry on non-life insurance business in Ireland, AXIS Specialty Europe is also authorized to carry on non-life insurance business in all other EEA member states under freedom to provide services (and also, in the case of the United Kingdom, under freedom of establishment). However, AXIS Specialty Europe is not licensed as an insurance company in any jurisdiction other than Ireland and the other EEA member states.

        Qualifying Holding.    The Insurance Acts and Regulations require that anyone acquiring or disposing of a "qualifying holding" in an insurance company (such as AXIS Specialty Europe), or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Regulatory Authority of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital involving the "specified levels" to notify the Irish Regulatory Authority. The Irish Regulatory Authority has three months from the date of submission of a notification within which to oppose the proposed transaction if the Irish Regulatory Authority is not satisfied as to the suitability of the acquiror "in view of the necessity to ensure sound and prudent management of the insurance undertaking." A "qualifying holding" means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the company becoming the acquiror's subsidiary.

        Any person having a holding of 10% or more of the capital or voting rights of AXIS Capital would be considered to have an indirect holding in AXIS Specialty Europe over the 10% limit. Any change that resulted in the indirect acquisition or disposal of a holding of greater than or equal to 10% of the capital or voting rights of AXIS Specialty Europe, or a change that resulted in an increase or decrease to one of the specified levels, would need to be pre-cleared with the Irish Regulatory Authority.

        AXIS Specialty Europe is required, at such times as may be specified by the Irish Regulatory Authority, and at least once a year, to notify the Irish Regulatory Authority of the names of shareholders possessing qualifying holdings and the size of such holdings.

        Transactions with Related Companies.    The Insurance Acts and Regulations provide that prior to entering into any transaction of a material nature with a related company or companies (including, in particular, the provision of loans to and acceptance of loans from a related company or companies), AXIS Specialty Europe must submit to the Irish Regulatory Authority a draft of any contract or agreement that is to be entered into by AXIS Specialty Europe in relation to the transaction. In addition, AXIS Specialty Europe must notify the Irish Regulatory Authority on an annual basis with respect to transactions with related companies in excess of EUR 10,000.

        Financial Requirements.    AXIS Specialty Europe is required to maintain technical reserves calculated in accordance with the Insurance Acts and Regulations. Assets representing its technical reserves are required to cover AXIS Specialty Europe's calculated underwriting liabilities.

        In addition to filing various statutory returns with the Irish Regulatory Authority, AXIS Specialty Europe is obligated to prepare annual accounts (comprising balance sheet, profit and loss account and notes) in accordance with the provisions of the European Communities (Insurance Undertakings: Accounts) Regulations, 1996 (the "Insurance Accounts Regulations"). The accounts must be filed with the Irish Regulatory Authority and with the Registrar of Companies in Ireland.

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

        The amount of the minimum guarantee fund that AXIS Specialty Europe is required to maintain is equal to one-third of the solvency margin requirement as set out above, subject to a minimum.

        Regulatory Guidelines.    In addition to the Insurance Acts and Regulations, AXIS Specialty Europe is expected to comply with guidelines issued by the Irish Regulatory Authority in July 2001. The following are the most relevant guidelines:

  •
  All insurance companies supervised by the Irish Regulatory Authority are obliged to appoint a compliance officer, who must carry out the duties and functions set forth in the guidelines. The compliance officer of AXIS Specialty Europe is Mr. Tim Hennessy;

  •
  All directors of insurance companies supervised by the Irish Regulatory Authority are required to certify to the Irish Regulatory Authority on an annual basis that the company has complied with all relevant legal and regulatory requirements throughout the year;

  •
  All insurance companies must adopt an appropriate asset management policy having regard to its liabilities profile;

  •
  All companies supervised by the Irish Regulatory Authority must formulate a clear and prudent policy on the use of derivatives for all purposes and, furthermore, have controls in place to ensure that the policy is implemented;

  •
  Non-life companies supervised by the Irish Regulatory Authority such as AXIS Specialty Europe are required to provide an annual actuarial opinion as to the adequacy of their reserves; and

  •
  All insurance companies must have a reinsurance strategy approved by its board of directors that is appropriate to their risk profile.

        Supervision, Investigation and Intervention.    The Insurance Acts and Regulations confer on the Irish Regulatory Authority wide-ranging powers in relation to the supervision and investigation of insurers, including the following:

  •
  The Irish Regulatory Authority has power to require an insurer to submit returns and documents to it in such form as may be prescribed by regulation and to require that they be attested by directors and officers of the insurer. The Irish Regulatory Authority may also require that they be attested by independent professionals and that they be published. Additionally, the Irish Regulatory Authority has a right to disclose any such returns or documents to the supervisory authorities of other EU member states;

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

  AXIS Re

        AXIS Re is a reinsurance company incorporated under the laws of Ireland on February 12, 2002 and having its registered office at Mount Herbert Court, 34 Upper Mount Street, Dublin 2, Ireland. Under Irish law, as a general rule, a reinsurance company such as AXIS Re is required to maintain a minimum level of paid up share capital (currently approximately EUR 635,000).

        AXIS Re was required to file a notification with the Irish Regulatory Authority of its intention to carry on the business of reinsurance in Ireland. On an ongoing basis, AXIS Re is obliged to notify to the Irish Regulatory Authority of subsequent changes to the information contained in its notification no later than the end of the year in which such changes occur. Additionally, AXIS Re is obliged to prepare accounts in accordance with the Insurance Accounts Regulations and file the same with the Registrar of Companies in Ireland.

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

        Other Irish Law Considerations.    As each of AXIS Specialty Europe, AXIS Re and AXIS Ireland Holdings are companies which are incorporated in Ireland and which carry on business in Ireland, they are subject to the laws and regulations of Ireland. Some of the applicable restrictions and obligations contained in the Irish Companies Acts, 1963 to 2003 (the "Companies Acts") are as follows:

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

        Upon the commencement of the relevant provisions of the Companies (Auditing and Accounting) Act, 2003 (the "2003 Act"), a new statutory body—the Irish Audit and Accounting Supervisory Authority ("IAASA") will come into being. Among the functions of the IAASA will be the development of auditing and accounting standards and practice notes and also the ability to review the annual accounts of some companies for compliance with the Companies Acts. The 2003 Act may also require each of Axis Specialty Europe, AXIS Re and AXIS Ireland Holdings to establish an audit committee to discharge those responsibilities set out in the 2003 Act. Finally, the 2003 Act will also require that the directors of Irish companies (including each of Axis Specialty Europe, Axis Re and Axis Ireland Holdings) must sign an annual compliance statement. Currently the directors of Axis Specialty Europe are required to submit an annual compliance statement to the Irish Regulatory Authority but no such requirement currently exists for Axis Re or Axis Ireland Holdings.

        EU Reinsurance Directive.    The European Commission is currently finalizing a draft directive to establish a harmonized framework for reinsurance supervision in the EU. Once implemented, the directive will permit a reinsurer licensed in one EU member state, which has notified its "home state" regulator of its intention to do so, to carry on business in any other EU member state without requiring further authorization. The European Commission has indicated in various communications on the subject that the supervisory regime for reinsurers would be largely based on existing rules for direct insurers with some modifications. Once the reinsurance supervision directive is implemented in Ireland, Axis Re may be required to apply to the Irish Regulatory Authority to be authorized to carry on its business (or it may be entitled to rely on "grandfather" provisions which will deem it to be so authorized). In either event Axis Re will be subject to more stringent regulatory requirements than currently apply to it (for example, in regard to matters such as capitalization, maintenance of reserves, reserving policy, investment policy, solvency requirements and the filing of returns). If an application for authorization were not successful or if Axis Re were unable to comply with such regulatory requirements, it would not be lawful for it to continue its business and it may have to cease operations.

United Kingdom

        Under United Kingdom law, a company may only transact insurance and/or reinsurance business upon authorization. AXIS Specialty, AXIS Re and AXIS Specialty Europe are not authorized to transact insurance and/or reinsurance business in the United Kingdom, except as otherwise explained in "Ireland AXIS Specialty Europe European Passport." However, AXIS Specialty U.K. Limited operates a representative office in the United Kingdom on behalf of AXIS Specialty Europe and AXIS Specialty Europe has established a branch office in the United Kingdom that allows it to transact business in the United Kingdom.

Switzerland

        In September 2003, AXIS Re established a branch in Zurich, Switzerland named AXIS Re Europe. The activities of this branch are limited to reinsurance so it is not required to be licensed by the Swiss insurance regulatory authorities.

Singapore

        In October 2004, AXIS Specialty established a representative office in Singapore. The activities of this office are limited to referring business to AXIS Specialty, so it is not required to be licensed by the Singapore insurance regulatory authorities.

Employees

        As of December 31, 2004, we had 382 employees. We believe that our employee relations are excellent. None of our employees are subject to collective bargaining agreements.

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

        We make available free of charge, including through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

        Current copies of the Charter for each of our Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee, Finance Committee and Executive Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct, are available on our Internet website and are available, without charge, in print to any shareholder who requests it by contacting the Company's Secretary at 106 Pitts Bay Road, Pembroke, Bermuda, HM 08.

ITEM 2. PROPERTIES

        We own the property in which our offices are located in Dublin, Ireland. We lease office space in the other countries in which we operate under operating leases that expire at various dates. We renew and enter into new leases in the ordinary course of business as required. See note 11 to the Consolidated Financial Statements included in Item 8 of this report for a discussion of our lease commitments for real property. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        Except as set forth below, we are not currently a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. Those legal proceedings generally relate to claims asserted by or against us in the ordinary course of our insurance or reinsurance operations.

        AXIS U.S. Holdings has received subpoenas from the Office of the Attorney General of the State of New York seeking information regarding incentive commission agreements, fictitious and inflated quotes, conditioning direct insurance on the placement of reinsurance and related matters. In addition, our U.S. insurance companies have received subpoenas and requests for information from various state insurance regulators regarding these same matters. These inquiries are part of industry-wide investigations. We are cooperating fully with the Attorney General of the State of New York and the other state regulators in their investigations.

        We are conducting an internal investigation, led by outside counsel, to determine whether we have engaged in any of the improper business practices that are the focus of these inquiries. We do not believe that we have engaged in any of these improper business activities, and to date our internal investigation has uncovered no evidence indicating that we have engaged in bid rigging, fictitious or inflated quotes, conditioning direct insurance on the placement of reinsurance or related matters. Consistent with long-standing and wide-spread industry practice, we have in the past entered into incentive commission arrangements; however, we have ceased entering into and have suspended making payments under, these arrangements. We expect that our internal investigation will be complete by the end of the first quarter of 2005.

        We are aware that two purported shareholders class action lawsuits have been filed against us and some of our executive officers relating to the practices being investigated by the Attorney General of the State of New York and other state regulators. James Dolan v. AXIS Capital Holdings Limited, Michael A. Butt and John R. Charman was filed on October 28, 2004 in the United States District Court, Southern District of New York. Robert Schimpf v. AXIS Capital Holdings Limited, Michael A. Butt, Andrew Cook and John R. Charman was filed on November 5, 2004 in the United States District Court, Southern District of New York. Both lawsuits allege securities violations in connection with the failure to disclose payments made pursuant to contingent commission arrangements and seek damages in an unspecified amount. We believe that these lawsuits are completely without merit and intend to vigorously defend against them.

        We cannot predict the effect that the investigation or the lawsuits will have on the industry or our business, although negative publicity, fines and penalties or rating agency actions could have a material adverse effect on our business, results of operations and financial condition. In addition, to the extent that the fines or penalties are assessed against brokers, our results of operations could be adversely affected because we bear the credit risk of brokers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Our reliance on brokers subjects us to their credit risk" included in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were submitted to a vote of shareholders at a Special General Meeting of Common Shareholders held on December 9, 2004 at Chesney House, 2nd Floor, 96 Pitts Bay Road, Pembroke HM 08, Bermuda.

  1.    Bye-Laws

  RESOLVED by a vote of 97,321,417 in favour, 954,781 against and 1,050,267 abstaining:
  That the bye-laws of AXIS Capital be amended.

  2.    Bye-Laws of AXIS Specialty

  RESOLVED by a vote of 96,604,670 in favour, 1,682,128 against and 1,039,667 abstaining:
  That the bye-laws of AXIS Specialty be amended.

  3.    Bye-Laws of AXIS Ireland Holdings

  RESOLVED by a vote of 97,243,497 in favour, 1,044,301 against and 1,038,667 abstaining:
  That the bye-laws of AXIS Ireland Holdings be amended.

  4.    Annual General Meetings

  RESOLVED by a vote of 97,238,962 in favour, 1,046,711 against and 1,040,792 abstaining:
  That the elections be made by AXIS Capital and AXIS Ireland Holdings to dispense with the annual general meetings of the Company's Irish subsidiaries.

  5.    Articles of Association

  RESOLVED by a vote of 96,507,024 in favour, 1,783,924 against and 1,035,517 abstaining:
  That the articles of association of AXIS Specialty UK Limited be amended.

  6.    Liquidation of AXIS Specialty UK Holdings Limited

  RESOLVED by a vote of 98,245,513 in favour, 48,035 against and 1,032,917 abstaining:
  That AXIS Specialty UK Holdings Limited may be dissolved.

  7.    Dissolution of AXIS Specialty (Barbados) Limited

  RESOLVED by a vote of 98,246,676 in favour, 46,872 against and 1,032,917 abstaining:
  That AXIS Specialty (Barbados) Limited may be dissolved.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common shares, $0.0125 par value, are listed on the New York Stock Exchange under the symbol "AXS". We completed an initial public offering of 24.7 million of our common shares on July 7, 2003.

        The following table sets forth the high and low sales prices per share of our common shares for each of the fiscal quarters, as reported on the New York Stock Exchange Composite Tape:

	High	Low
2003:
3rd Quarter	$27.75	$22.50
4th Quarter	$29.42	$23.50
	High	Low
2004:
1st Quarter	$32.95	$27.75
2nd Quarter	$30.95	$26.58
3rd Quarter	$29.24	$23.27
4th Quarter	$27.53	$22.30

        On January 31, 2005, the number of record holders of our common shares was 287. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.

        We commenced dividend payments in 2003 after our initial public offering. During the year ended December 31, 2003, we declared two regular quarterly dividends of $0.07 per share to all common shareholders of record on September 30, 2003 and December 31, 2003. During the year ended December 31, 2004, we declared four regular quarterly dividends of $0.125 per share to all common shareholders of record on March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004. The declaration and payment of future dividends will be at the discretion of our board of directors and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions.

        As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 7, "Management's Discussion and Analysis of Financial Condition

and Results of Operations" and Item 8, note 17 to the Consolidated Financial Statements included in this report.

        For information regarding securities authorized for issuance under our equity compensation plans, please see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in this report.

        On December 9, 2004, we announced that our Board of Directors has approved the repurchase of up to $350 million of our common shares to be effected from time to time in open market or privately negotiated transactions. The repurchase program is authorized to continue until December 2006. The following table sets forth information regarding the number of shares we have repurchased during the year ended December 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs
December 2004	24,600	$26.51	0	$350,000,000
Total	24,600	$26.51	0	$350,000,000

(a)
Comprises shares withheld to pay the exercise price upon the exercise of options, and to satisfy tax liabilities upon the vesting of restricted stock, awarded under our 2003 Long Term Equity Compensation Plan. These shares are not included in our repurchase program.

        On February 16, 2005, we repurchased 12,783,094 common shares at an average purchase price of $27.38 per share for an aggregate purchase price of $350,000,000 pursuant to our repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

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

        The selected income statement data for the years ended December 31, 2004, 2003 and 2002 and the period ended December 31, 2001 and the selected balance sheet data as of December 31, 2004, 2003, 2002 and 2001 are derived from our audited Consolidated Financial Statements. Consolidated Financial Statements and Notes are presented under Item 8 of this report. These have been prepared in accordance with U.S. GAAP and have been audited by Deloitte & Touche, our independent registered public accounting firm.

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002	Period Ended December 31, 2001(1)
	($ in thousands, except share and per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$3,012,311	$2,273,645	$1,108,003	$26,746
Premiums ceded	(588,638)	(365,258)	(89,726)	—
Net premiums earned	2,028,397	1,436,230	536,850	1,884
Net investment income	152,072	73,961	71,287	4,763
Net realized gains	13,634	22,567	26,070	394
Net losses and loss expenses	1,246,244	734,019	229,265	963
Acquisition costs	280,568	186,297	91,200	195
General and administrative expenses	187,305	136,526	57,610	3,203
Interest expense	5,285	1,478	1,414	—
Income tax (expense) recovery	(5,440)	678	1,430	—
Net income	$494,998	$532,350	$265,119	$2,680
Per Share Data:
Basic earnings per share	$3.24	$3.69	$1.96	$0.03
Diluted earnings per share	$2.98	$3.42	$1.91	$0.03
Dividends per share	$0.50	$0.14	$—	$—
Basic weighted average shares outstanding	152,553,677	144,262,881	135,442,240	105,103,400
Diluted weighted average shares outstanding	165,875,823	155,690,763	138,480,623	105,103,400
Selected Ratios (based on U.S. GAAP income statement data):
Net loss and loss expense ratio(2)	61.4%	51.1%	42.7%	51.1%
Acquisition cost ratio(3)	13.8%	13.0%	17.0%	10.4%
General and administrative expense ratio(4)	9.2%	9.5%	10.7%	170.0%

Combined ratio(5)	84.4%	73.6%	70.4%	231.5%

	As of
	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
	($ in thousands, except share and per share amounts)
Selected Balance Sheet Data:
Cash and cash equivalents	$632,329	$605,175	$729,296	$761,670
Investments at fair market value	5,399,689	3,385,576	1,702,990	1,079,686
Total assets	9,038,285	5,172,273	2,948,321	1,877,773
Reserve for losses and loss expenses	2,404,560	992,846	215,934	963
Unearned premiums	1,644,771	1,143,447	555,962	24,862
Total shareholders' equity	3,238,064	2,817,148	1,961,033	1,649,552
Per Share Data (based on U.S. GAAP balance sheet data):
Book value per share(6)	$21.20	$18.48	$14.19	$12.21

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

(6)
Book value per share is based on total shareholders' equity divided by common shares outstanding of 152,764,917 as of December 31, 2004, 152,474,011 as of December 31, 2003, 138,168,520 as of December 31, 2002 and 135,122,688 as of December 31, 2001.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        We underwrite insurance and reinsurance on a global basis. Our business currently consists of four segments: global insurance, global reinsurance, U.S. insurance and U.S. reinsurance. Following a strategic reorganization of our operations, with effect from January 1, 2005 we will revise our segmental disclosures to better reflect our internal management reporting structure. We will classify our operations into two underwriting segments, insurance and reinsurance, and a corporate segment. Our insurance operations will be further sub-divided into two sub segments, U.S. insurance and global insurance. We believe that our revised segments represent operations that have homogenous features in terms of products, markets, distribution channels, client types, underlying risk patterns and approach to risk management.

        On July 7, 2003, we completed an initial public offering of 15.4 million newly issued common shares and 9.3 million common shares offered by selling shareholders. Net proceeds to the Company from the offering were $316.0 million and were credited to shareholders' equity. In April 2004, we completed a secondary offering of 23.0 million common shares offered by selling shareholders. We did not sell any common shares in connection with this offering and did not receive any proceeds.

        On December 9, 2004, we announced that our Board had authorized the repurchase of up to $350.0 million of our common shares. On February 16, 2005, we repurchased 12,783,094 common shares owned by initial investors at our formation pursuant to the repurchase program. The average purchase price was $27.38 per common share and the aggregate purchase price was $350.0 million, which exhausted the repurchase program.

        The markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable for insurers and reinsurers. Historically, underwriting capacity has been impacted by several factors, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results and the ratings and financial strength of competitors. We believe that we are currently operating in a marketplace that generally continues to offer favorable pricing and/or terms and conditions in all of our business segments; however, there are lines of business that are experiencing less favorable pricing, terms and conditions than in the prior year. For our global insurance segment, current pricing, terms and conditions are generally at or above the level required to produce target returns. As expected, the impact of the losses generated by the hurricanes in August and September is having a positive impact on pricing in our offshore energy business, particularly for loss-affected contracts. We believe that pricing pressure on U.S. large property accounts and onshore energy business still persists. For our U.S. insurance business, we expect pricing to stabilize in a number of areas in 2005. Most notably, we have begun to experience lessening in price decreases in our professional lines business in the last quarter of 2004 and expect this trend to continue into 2005. We anticipate that rate decreases will continue with respect to our U.S. property business. January 1 is traditionally a major renewal period for our reinsurance segments. The unprecedented claims burden from natural catastrophes in 2004 has heightened risk awareness and appreciation for protection against losses from natural perils, particularly in the U.S. While property reinsurance premiums are declining, we believe loss affected accounts in the U.S. are receiving increases commensurate with the severity of the loss experience of the program. The casualty reinsurance line of business has proven more resistant to rating pressures. We have seen many primary companies substantially increasing their retentions and ceding less business in response to the relatively tight reinsurance terms. We believe that this factor may impact the market opportunity for our casualty reinsurance lines.

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

        Our premium income is supplemented by the income we generate from our investment portfolio. Our investment portfolio consists primarily of fixed income investments that are held as available for sale. Under U.S. GAAP, these investments are carried at fair market value and unrealized gains and losses on the investments are not included in our statement of operations. Rather, these unrealized gains and losses are included on our balance sheet in accumulated other comprehensive gain (loss) as a separate component of shareholders' equity. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high-quality, diversified portfolio. The volatility of claims and the interest rate environment can affect the returns we generate on our investment portfolio.

        Our expenses primarily consist of net losses and loss expenses, acquisition costs, general and administrative expenses and interest expense. Net losses and loss expenses are management's best estimate of the ultimate cost of claims incurred during a reporting period. Many of our lines of business have loss experience characterized as low frequency and high severity, which may cause volatility in our results of operations from period to period. Also, we have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophic events. The incidence and occurrence of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. Although we attempt to manage our exposure to such events across the organization in a variety of ways, including transfer of risk to other reinsurers, a single catastrophic event could affect multiple business segments and the frequency or severity of a catastrophic event could exceed our estimates.

        Acquisition costs relate to the fees, commissions and taxes paid to obtain business. We offset commissions received on ceded premiums against acquisition costs. Typically, acquisition costs are based on a percentage of the premium written and will vary by each line of business that we underwrite. Our commissions include amounts accrued under incentive commission arrangements. These type of arrangements are under scrutiny following an industry-wide investigation by the Attorney General of the State of New York. We have accrued our best estimate of the amount due under these arrangements; however, given the uncertainties that exist surrounding the calculation and payment of these incentive commissions, this estimate is subject to change.

        General and administrative expenses consist primarily of personnel and general operating expenses. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date, they were included in acquisition costs. Disclosures relating to prior periods have been restated to reflect this change. In addition, with effect from January 1, 2004, we allocated all of our general and administrative costs, except for corporate expenses, to our underwriting segments. Our corporate costs include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. Prior periods have not been restated to reflect the full allocation of general and administrative costs as our business segments were not fully operational throughout 2003 and 2002. We do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

        Interest expense consists of interest due on outstanding debt, the amortization of debt offering expenses and offering discounts and fees paid in respect of our credit facility. Prior to December 31, 2004, fees paid in respect of our credit facility were included in general and administrative expenses. Consequently disclosures relating to prior periods have been restated to reflect this change.

        Our ultimate objective as an insurance and reinsurance company is to generate superior returns on capital that appropriately reward us for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. To achieve this objective, we must be able to accurately assess the potential losses associated with the risks that we insure and reinsure, to manage our investment portfolio risk appropriately and to control acquisition costs and infrastructure throughout the organization. Three financial measures that are meaningful in analyzing our performance are return on equity, combined ratio and underwriting income. Our return on equity calculation is based on the level of net income generated from the average of the opening and closing shareholders' equity during the period. The combined ratio is a formula used by insurance and reinsurance companies to relate net premiums earned during a period to net losses and loss expenses, acquisition costs and general and administrative expenses during a period. A combined ratio above 100% indicates that a company is incurring more in net losses and loss expenses, acquisition costs and general and administrative expenses than it is earning in net premiums. We consider the combined ratio an appropriate indicator of our underwriting performance, particularly given the short tail orientation of our overall portfolio of risks. Underwriting income is a measure of profitability that takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative expenses as expenses. Underwriting income is the difference between these revenue and expense items. The following table details our key performance indicators:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	($ in thousands, except share and per share amounts)
Gross premiums written	$3,012,311	$2,273,645	$1,108,003
Net premiums earned	2,028,397	1,436,230	536,850
Underwriting income	364,642	497,518	203,243
Net income	494,998	532,350	265,119
Net loss and loss expense ratio	61.4%	51.1%	42.7%
Acquisition cost ratio	13.8%	13.0%	17.0%
General and administrative expense ratio	9.2%	9.5%	10.7%

Combined ratio	84.4%	73.6%	70.4%

Return on average equity	16.3%	22.3%	14.7%

        Because we have a limited operating history and are exposed to volatility in our results of operations, period to period comparisons of our results of operations may not be meaningful. In addition, the amount of premiums written with respect to any particular segment or line of business may vary from year to year as a result of changes in market conditions.

        This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes presented under Item 8 included in this report.

Acquisition History

        On October 2, 2002, we completed the purchase of the Connecticut Specialty Insurance Company for $17.4 million and subsequently renamed it AXIS Specialty Insurance Company. AXIS Insurance is licensed in Connecticut and eligible to write surplus lines insurance in 37 states and the District of Columbia. On November 27, 2002, we completed the purchase of Royal & SunAlliance Personal Insurance Company, which is licensed in all 50 states of the United States, the District of Columbia and Puerto Rico and was subsequently renamed AXIS Reinsurance Company. We paid a purchase price of $23.1 million. At the dates that AXIS Insurance and AXIS Reinsurance were acquired, the pre-acquisition liabilities had been assumed by the sellers or their affiliates. The respective sellers further agreed to indemnify the acquired companies and our U.S. holding company from and against any and all such liabilities. Some of the underlying liabilities have been reinsured with third parties. Other liabilities are being collateralized by a pledge of securities. In the event that the reinsurance and collateralization are insufficient to pay all covered insurance claims, and the sellers do not fulfill their obligations under the indemnity, we would have liability for such claims.

        On February 28, 2003, we completed the acquisition of Sheffield Insurance Corporation for $34.7 million and subsequently renamed it AXIS Surplus Insurance Company. At the time of purchase, Sheffield Insurance Corporation was licensed to write insurance in Illinois and Alabama and eligible to write surplus lines insurance in 39 states and the District of Columbia. In addition, we added a team of insurance professionals from Combined Specialty Group, Inc. In the first half of 2003, we acquired the renewal rights to a book of directors' and officers' liability insurance and related lines business written by the Financial Insurance Solutions ("FIS") group of Kemper in exchange for an agreement to make an override payment. The override payment is based on a percentage of gross written premiums of all FIS accounts that are renewed by the Company. We purchased this company and agreed to acquire these rights as the foundation for commencing our U.S. insurance operations.

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

        Reserve for losses and loss expenses.    For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the reserve for losses and loss expenses, which we also refer to as loss reserves. Our loss reserves are estimated every quarter by Ernst & Young, who acts as our independent reserving actuary, and are based on generally accepted actuarial principles. These reserves are then discussed with and reviewed by management prior to management establishing the ultimate loss reserves. The reserve for unpaid reported losses and loss expenses is established based upon our estimate of the total cost of claims that were reported to us but not yet paid or, case reserves, the costs of additional case reserves on claims reported to us but not considered to be adequately reserved, or ACR, and the anticipated cost of claims incurred but not reported or, IBNR.

        For reported losses, we establish case reserves within the parameters of the coverage provided in the insurance or reinsurance contracts. With respect to our insurance operations, we are notified of insured losses and record a case reserve for the estimated amount of the ultimate expected liability arising from the claim. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. With respect to our reinsurance operations, case reserves for reported claims are generally established based on reports received from ceding companies. We may establish ACR's to reflect the estimated ultimate cost of a loss.

        Loss reserving for catastrophe events is an inherently uncertain process. When a catastrophe occurs, we review our exposures to determine which exposures will be impacted by the event. We contact brokers and clients to determine their estimate of involvement and the extent to which their programs are affected. In addition, we may also use computer modeling to estimate loss exposures under the actual event scenario. We currently use Risklink version 4.5 licensed by RMS, Classic/2 and CATRADER licensed by AIR and WORLDCAT Enterprise licensed by Eqecat. As part of the underwriting process, we obtain exposure data from our clients, so that when an event occurs we can run our models to produce an estimate of the losses incurred by clients on programs that we insure or reinsure. Typically, we derive our estimate for the losses from a catastrophic event by blending all of the sources of loss information available to us. This estimate is derived by the claims team and is known as "case IBNR". Generally, for catastrophic events there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss expenses. Reserves are reviewed quarterly and as experience develops and additional information is known, the reserves are adjusted as necessary. Such adjustments are reflected in the period in which they become known.

        Reinsurance operations by their nature add further complications to the reserving process, particularly for casualty business written, in that there is an inherent lag in the timing and reporting of a loss event from an insured or ceding company to the reinsurer. This reporting lag creates an even longer period of time between the policy inception and when a claim is finally settled. As a result, more prudence is required to establish reserves for ultimate claims in our reinsurance operations.

        Our IBNR is estimated by independent actuaries using actuarial methods. Our estimate of IBNR is initially derived using the Bornhuetter-Ferguson method although the initial expected loss ratio and chain ladder ("loss emergence") methods are also utilized for some lines of business. The Bornhuetter-Ferguson method is typically used by companies with limited loss experience. This method takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date.

        For our global insurance and U.S. insurance segments, the assumed ultimate loss and loss expense ratios are based on benchmarks derived from the independent actuary's wider market experience together with our limited historical data. These benchmarks are then adjusted for rating increases and changes in terms and conditions that have been observed in the market and by us. For our global reinsurance segment, the assumed ultimate loss and loss expense ratios are based on contract-by-contract initial expected loss ratios derived during pricing together with benchmarks derived from the independent actuary's wider market experience. For our U.S. reinsurance segment, the assumed ultimate loss and loss expense ratios are based on a review carried out by the independent actuaries of the pricing loss ratios on a contract-by-contract basis together with benchmarks derived from the independent actuary's wider market experience. Under U.S. GAAP, we are not permitted to establish loss reserves with respect to our catastrophe reinsurance until an event that gives rise to a loss occurs. Within our catastrophe line of business, on some contracts that respond to highly visible, major catastrophes, we are not holding any general IBNR (although in certain cases we are holding case IBNR where potential exposure has been identified).

        Applying these loss and loss expense ratios to our earned premium derives the estimated baseline ultimate costs of the losses from which we deduct paid losses and reported case reserves to generate our baseline IBNR. The actuarial methodologies used to derive our baseline estimate can not fully allow for all uncertainties within our business. To account for some of these uncertainties, our independent actuaries have performed, in conjunction with management, an analysis of additional factors to be considered when establishing our IBNR. These uncertainties may vary over time, but generally contemplate matters such as the timing and emergence of claims or short term market trends that might alter our otherwise consistent, baseline approach. A combination of the baseline estimate of IBNR and the reserves for the additional uncertainties constitutes managements and the actuaries' best estimate of IBNR.

        The following table provides a breakdown of reserves for losses and loss expenses by segment by type of exposure as of December 31, 2004, 2003 and 2002.

	As of December 31, 2004	As of December 31, 2003	As of December 31, 2002
	($ in millions)
Marine, aviation and aerospace	$280.5	$148.5	$55.4
Onshore and offshore energy and property	421.6	251.5	56.6
Other specialty risks	179.8	$81.7	20.6

Total—Global Insurance	$881.9	$481.7	$132.6

Catastrophe (property and non-property)	$394.3	$165.6	$44.3
Credit and bond	18.5	—	—
Liability	31.0	—	—
Other	74.2	61.7	39.0

Total—Global Reinsurance	$518.0	$227.3	$83.3

Professional lines and liability	$460.5	$174.4	—
Property	300.1	$49.4	—

Total—U.S Insurance	$760.6	$223.8	$—

Professional lines and liability	$203.2	$48.7	—
Property, marine and aviation	40.9	11.3	—

Total—U.S Reinsurance	$244.1	$60.0	$—

Total reserves for losses and loss expenses	$2,404.6	$992.8	$215.9

        As of December 31, 2004, the reserve for IBNR accounted for $1,818.7 million, or 76%, of our total loss reserves. The reserve for IBNR losses accounted for $813.0 million, or 82%, of our total loss reserves at December 31, 2003 and $155.0 million, or 72%, of our total loss reserves at December 31, 2002.

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

        We also write business on a line slip basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Statement of Financial Accounting Standard No. 60 "Accounting and Reporting By Insurance Enterprises" requires that if the ultimate premium is reasonably estimable, the estimated ultimate premium should be recognized as revenue over the period of the contract. Although a premium estimate is not contractually stated for business written on a line slip basis, we believe that the premium is reasonably estimable because we receive an initial estimate of the expected premium written from the client via the broker. This estimate has been derived by reference to one or more of the following: the historical premium volume experienced by the line slip; historical premium volume of similar line slips; and industry information on the underlying business. We may, if we believe appropriate, adjust the initial estimates provided by the broker to reflect management's best judgments and expectations. This is most likely where the underwriter believes that the estimate is not prudent. Under these circumstances, we will generally recognize as revenue a lower than advised premium written estimate. We actively monitor the development of actual reported premium to the estimates made; where actual reported premium deviates from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premium in the period in which the determination was made. During the years ended December 31, 2004, 2003 and 2002, line slip premiums accounted for 5%, 7% and 6%, respectively, of total gross premiums written.

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

        For business written under a proportional contract, similar to our line slip business, we are able to reasonably estimate the premium written by reference to an initial estimate of expected ceded premium received from our clients. In most cases, the treaties are not new and the client can use historical experience to estimate the amount of premium. We may adjust the initial estimate of premium, and any adjustment is usually a result of the underwriter's prior experience with a client. We actively monitor the development of actual premium data and, if an adjustment in the premium estimate is warranted, it will be recorded in the period during which the adjustment is determined. During the years ended December 31, 2004, 2003 and 2002, proportional premiums accounted for 10%, 7% and 8%, respectively, of total gross premiums written.

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

        Derivative Contracts.    We underwrite certain contracts that have been determined to meet the definition of a derivative under FAS 133, and are therefore recorded at their fair value. We generally determine fair value using a cash flow model developed by us that is dependent upon several factors, including estimated future default rates, credit spreads, changes in credit quality and future recovery rates. Installment premiums are also considered in the determination of discounted net cash flows. The change resulting from a movement in the fair value of such contracts is included in the statement of operations and comprehensive income in other insurance related income. Given the underlying nature of these contracts, there will be volatility in their fair value.

Results of Operations

Years ended December 31, 2004 and 2003

        Premiums.    In the year ended December 31, 2004, gross premiums written were $3.0 billion compared with $2.3 billion for the year ended December 31, 2003, an increase of $0.7 billion. Of this increase, 41.0% was generated by our global reinsurance segment, 26.9% by our U.S. insurance segment, 16.6% by our U.S. reinsurance segment and 15.5% by our global insurance segment. The increase in gross premiums written in our global reinsurance segment was primarily driven by our expansion into continental Europe in November 2003. The increases in gross premiums written in our U.S. segments were primarily due to greater market penetration and our ability to participate fully in the first quarter's renewal season. The increase in gross premiums written in our global insurance segment was primarily driven by greater market penetration and new lines of business. We expect the mix of business within and between our segments to change over time based on market conditions and our view of the long term profit potential of individual lines of business.

        Premiums ceded for the year ended December 31, 2004 were $588.6 million compared with $365.3 million for the year ended December 31, 2003, an increase of $223.3 million. We purchase reinsurance to reduce our exposure to risk of loss on some lines of business written primarily within our global insurance and U.S. insurance segments. The increase in ceded premiums was generated primarily within these segments.

        Net premiums earned for the year ended December 31, 2004 were $2.0 billion compared with $1.4 billion for the year ended December 31, 2003, an increase of $0.6 billion. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written in all of our segments for the year ended December 31, 2004 compared to the year ended December 31, 2003, our net premiums earned increased.

        Net Investment Income and Net Realized Gains.    Net investment income, including realized gains, for the year ended December 31, 2004 was $165.7 million compared with $96.5 million for the year ended December 31, 2003, an increase of $69.2 million.

        Net Investment Income.    Net investment income for the year ended December 31, 2004 was $152.1 million compared with $74.0 million for the year ended December 31, 2003, an increase of

$78.1 million. This increase was due to a combination of higher investment balances and higher investment yields. The 2003 amount also included an additional charge for the amortization expense on our mortgage-backed securities portfolio. Net investment income consisted primarily of interest on fixed income securities that was partially offset by net investment expenses of $7.0 million for the year ended December 31, 2004 compared with $5.8 million for the year ended December 31, 2003. The higher expenses were a result of an increase in our assets managed by external portfolio managers offset by securities lending income.

        The annualized effective yield (calculated by dividing the net investment income generated from invested assets by average balance of the assets managed by our portfolio managers) for the year ended December 31, 2004 was 3.4% compared with 2.6% for the year ended December 31, 2003. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The 2003 yield also was reduced by the additional charge for the amortization expense on our mortgage-backed securities portfolio. The yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

        Net Realized Gains.    Net realized gains for the year ended December 31, 2004 were $13.6 million compared with $22.6 million for the year ended December 31, 2003, a decrease of $9.0 million. We invest our portfolios to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter. Some of our mortgage-backed securities are required to be classified as derivatives; included within net realized gains was $0.3 million in realized gains associated with these securities.

        The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the year ended December 31, 2004 was 3.4% compared with 3.5% for the year ended December 31, 2003. The total return for an investment portfolio consists of price and income return. These components will primarily be affected by the timing of cash flows, changes in interest rates and changes in asset allocation. Our total return for the year ended December 31, 2004 was similar to the previous year, however, the component returns were different. In 2004, we obtained a higher income return than in 2003 due to an increase in U.S. interest rates at the short end of the yield curve, which resulted in higher portfolio yields. This increase resulted in a negligible price return in 2004 compared to a positive price return in 2003.

        Other Insurance Related Income.    Other insurance related income for the year ended December 31, 2004 was $11.3 million compared with income of $25.0 million for the year ended December 31, 2003, a decrease of $13.7 million. This income related to the movement in the fair value of our insurance and reinsurance contracts that met the definition of a derivative.

        Net Losses and Loss Expenses.    Net losses and loss expenses for the year ended December 31, 2004 were $1,246.2 million compared to $734.0 million for the year ended December 31, 2003, an increase of $512.2 million. The net loss and loss expense ratio for the year ended December 31, 2004 was 61.4% compared to 51.1% for the year ended December 31, 2003. The increase in net losses and loss expenses and the net loss and loss expense ratio was primarily driven by an active hurricane season. We incurred net losses and loss expenses of $266.3 million from Hurricanes Charley, Frances, Ivan and Jeanne, which swept across the Caribbean and South Eastern United States in August and September 2004. Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. As at December 31, 2004, the Company had $61.1 million included within our net IBNR specifically for the Hurricane losses. During the year ended December 31, 2003, we did not experience a major loss as a result of hurricane activity. The impact of the hurricane-related losses was partially mitigated by favorable prior period development of $181.7 million, or 9.0 percentage points, compared to $55.8 million, or 3.9 percentage points, for the year ended December 31, 2003.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2004 were $280.6 million compared to $186.3 million for the year ended December 31, 2003, an increase of $94.3 million. This increase was primarily a result of the increase in the volume of gross premiums earned. The acquisition cost ratio for the year ended December 31, 2004 was 13.8% compared to 13.0% for the year ended December 31, 2003. This increase resulted primarily from an increase in the acquisition cost ratio from our global insurance segment. With effect from January 1, 2004, we included the personnel expenses of our underwriters in general and administrative expenses; prior to that date, they were included in acquisition costs. Our disclosures for prior periods have been restated to reflect this change.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2004 were $187.3 million compared to $136.5 million for the year ended December 31, 2003, an increase of $50.8 million. This increase was primarily driven by the establishment and expansion of operations in Europe and the U.S. In addition, we incurred $3.8 million of fees in connection with our preparation for compliance with section 404 of the Sarbanes-Oxley Act of 2002. Following the adoption of Financial Accounting Standard No. 148, we began to expense stock options and stock awards over the vesting period using the fair value method. For the year ended December 31, 2004, we expensed $17.3 million compared to $8.5 million for the year ended December 31, 2003. The general and administrative expense ratio for the year ended December 31, 2004 was 9.2% compared to 9.5% for the year ended December 31, 2003. The decrease in the ratio was caused by an increase in the volume of net premiums earned.

        Foreign Exchange.    Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the year ended December 31, 2004, we experienced a gain of $14.5 million compared to a gain of $32.2 million for the year ended December 31, 2003, a decrease of $17.7 million. While the Euro and Sterling appreciated by 7.6% and 7.4%, respectively, in 2004, these increases were less than the appreciation experienced by these currencies in 2003 and, therefore, our gains were less than in 2003.

        Interest Expense.    Interest expense for the year ended December 31, 2004 was $5.3 million compared to $1.5 million for the year ended December 31, 2003. Interest expense consists of interest due on outstanding debt, the amortization of debt offering expenses and offering discounts and fees relating to our credit facility. The increase of $3.8 million was due to the issuance of senior unsecured debt in November 2004, which bears interest at a rate of 5.75% per annum.

        Income Tax Expense.    The income tax expense for the year ended December 31, 2004 was $5.4 million compared to an income tax recovery $0.7 million for the year ended December 31, 2003, an increase of $6.1 million. This was due to an increase in the level of taxable income generated by our European subsidiaries.

        Net Income.    Net income for the year ended December 31, 2004 was $495.0 million compared to $532.3 million, a decrease of $37.3 million. Net income for the year ended December 31, 2004 consisted of net underwriting income of $364.6 million, net investment income and net realized gains of $165.7 million, corporate expenses of $39.1 million, foreign exchange gains of $14.5 million, interest expense of $5.3 million and tax expense of $5.4 million. Net income for the year ended December 31, 2003 consisted of net underwriting income of $497.5 million, net investment income and net realized gains of $96.5 million, corporate expenses of $93.1 million, foreign exchange gains of $32.2 million, interest expense of $1.5 million and an income tax recovery of $0.7 million.

        Comprehensive Income.    Comprehensive income for the year ended December 31, 2004 was $482.7 million compared to $532.0 million for the year ended December 31, 2003, a decrease of $49.3 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the year ended December 31, 2004, we experienced a decrease of $12.2 million in the unrealized position in our investment portfolio compared to a negligible decrease during the year ended December 31, 2003.

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

        Net premiums earned for the year ended December 31, 2003 were $1.4 billion compared with $536.9 million for the year ended December 31, 2002, an increase of $899.3 million. This increase was caused by two factors. Firstly, we increased the volume of premiums written during the year ended December 31, 2003 over 2002. Secondly, as the year ended December 31, 2002 was our first full underwriting year, premiums were earned only on contracts written following the commencement of operations in November of 2001 through the end of December 2001. For the year ended December 31, 2003, we earned premiums on contracts written in both 2003 and 2002.

        Net Investment Income and Net Realized Gains (Losses).    Net investment income, including realized gains, for the year ended December 31, 2003 was $96.5 million compared with $97.4 million for the year ended December 31, 2002, a decrease of $0.9 million.

        Net Investment Income.    Net investment income for the year ended December 31, 2003 was $74.0 million compared with $71.3 million for the year ended December 31, 2002, an increase of $2.7 million. This was primarily due to higher investment balances partially offset by lower interest rates and an increase in the amortization expense on our mortgage-backed securities portfolio. Net investment income consisted primarily of interest on fixed income securities that was partially offset by investment fees of $5.8 million for the year ended December 31, 2003 compared with $3.7 million for the year ended December 31, 2002. The higher fees were a result of an increase in our assets managed by third party portfolio managers.

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

        With effect from July 1, 2002, we adopted FAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". As a result, some of our mortgage-backed securities are required to be classified as derivatives and the unrealized gains (losses) associated with these securities that were previously recorded in accumulated other comprehensive income are now recorded in net realized gains (losses). At December 31, 2003, there were no mortgage-backed securities classified as derivatives held in the investment portfolio. For the year ended December 31, 2003, included within net realized gains were $5.0 million in realized losses, and no unrealized gains or losses relating to these securities.

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

        Other Insurance Related Income (Loss).    Other insurance related income for the year ended December 31, 2003 was $25.0 million compared with a loss of $0.6 million for the year ended December 31, 2002, an increase of $25.6 million. This income related to the movement in the fair value of our insurance and reinsurance contracts that met the definition of a derivative.

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

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2003 were $186.3 million compared to $91.2 million for the year ended December 31, 2002, an increase of $95.1 million. This increase was a result of the increase in the volume of net premiums earned. The acquisition cost ratio for the year ended December 31, 2003 was 13.0% compared to 17.0% for the year ended December 31, 2002. This decrease resulted primarily from the effects of a change in business mix; our U.S. insurance segment, which began underwriting in 2003, has a lower acquisition cost ratio than our other segments due to the receipt of ceding commissions on some ceded contracts that are recorded as an offset to acquisition costs.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2003 were $136.5 million compared to $57.6 million for the year ended December 31, 2002, an increase of $78.9 million. This increase was primarily driven by the addition of operations and employees in the U.S. and Europe. The general and administrative expense ratio for the year ended December 31, 2003 was 9.5% compared to 10.7% for the year ended December 31, 2002. The reduction in the ratio was caused by an increase in the volume of net premiums earned.

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

        Interest Expense.    Interest Expense for the year ended December 31, 2003 was $1.5 million compared to $1.4 million for the year ended December 31, 2002, an increase of $0.1 million. Interest expense related to fees incurred with respect to our credit facility.

        Income Tax Recovery.    The income tax recovery for the year ended December 31, 2003 was $0.7 million compared to $1.4 million for the year ended December 31, 2002.

        Net Income.    Net income for the year ended December 31, 2003 was $532.3 million compared to $265.1 million for the year ended December 31, 2002, an increase of $267.2 million. Net income for the year ended December 31, 2003 consisted of net underwriting income of $497.5 million, net investment income and net realized gains of $96.5 million, corporate expenses of $93.1 million, foreign exchange gains of $32.2 million, interest expense of $1.5 million and tax recovery of $0.7 million. Net income for the year ended December 31, 2002 consisted of net underwriting income of $203.2 million, net investment income and net realized gains of $97.4 million, corporate expenses of $45.1 million, foreign exchange gains of $9.6 million, interest expense of $1.4 million and an overall tax benefit of $1.4 million.

        Comprehensive Income.    Comprehensive income for the year ended December 31, 2003 was $532.0 million compared to $291.1 million for the year ended December 31, 2002, an increase of $240.9 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the year ended December 31, 2003, we experienced a negligible net decrease in the unrealized position in our investment portfolio compared to an increase of $25.9 million during the year ended December 31, 2002.

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

Global Insurance

        Our global insurance segment principally consists of specialty lines business sourced outside of the U.S. but covering exposures throughout the world. In this segment, we offer clients tailored solutions in order to respond to their distinctive risk characteristics. Since most of the lines in this segment are for physical damage and related perils and not for liability coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business.

  Years ended December 31, 2004 and December 31, 2003

        The following table summarizes the underwriting results and ratios for the years ended December 31, 2004 and December 31, 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$1,095,328	$980,661	$114,667
Net premiums written	933,198	939,908	(6,710)
Net premiums earned	796,566	763,339	33,227
Other insurance related income	10,264	24,467	(14,203)
Expenses:
Net losses and loss expenses	451,724	387,953	63,771
Acquisition costs	124,953	99,458	25,495
General and administrative expenses(1)	35,052	15,901	19,151

Underwriting income	$195,101	$284,494	$(89,393)

Ratios:
Net loss and loss expense ratio	56.7%	50.8%	5.9%
Acquisition cost ratio	15.7%	13.0%	2.7%
General and administrative expense ratio(1)	4.4%	2.1%	2.3%

Combined ratio(1)	76.8%	65.9%	10.9%

(1)
For the year ended December 31, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts, expense ratios and combined ratios for the two periods are not comparable.

        Premiums.    In the year ended December 31, 2004, gross premiums written were $1,095.3 million compared to $980.7 million for the year ended December 31, 2003, an increase of $114.6 million. The table below shows gross premiums written by line of business:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Marine	$87,724	$81,362
Onshore and offshore energy	189,567	219,386
Aviation and aerospace	175,829	178,442
Property	149,501	124,135
Specialty risks	492,707	377,336

Total	$1,095,328	$980,661

        During the year ended December 31, 2004, gross premiums written increased by 11.7% compared to the year ended December 31, 2003. The increase in gross premiums written was primarily driven by our specialty risks book of business, which generated an increase of $115.4 million in gross premiums written. This increase was generated by three lines of business: aviation war, directors' and officers' liability insurance and political risk. Our aviation war gross premiums written increased $48.4 million due to increased participations on renewed business and new business. Our directors' and officers' liability gross premiums written increased by $48.3 million, reflecting our entry into this line of business in the second half of 2003. Our political risk gross premiums written increased by $35.1 million due to an increase in the level of direct foreign investment and an increased targeting of this business.

        Property gross premiums written increased by $25.4 million, due primarily to the restructuring of existing participations on renewed business and some new business, which offset the effects of rate reductions. Our marine book experienced an increase in gross premiums written of $6.4 million due to the recruitment of a cargo specie underwriting team that began to underwrite premiums in the second quarter of 2004. This increase was offset by a reduction in our marine liability business due primarily to our decision not to renew some contracts. Our energy book experienced a decrease in gross premiums written of $29.8 million or 13.6%. This was the result of a combination of shifting renewal dates, rate reductions and our decision not to renew some business. Gross premiums written on our aviation book remained constant despite our decision not to renew some major accounts; although rates declined in this book of business, gross premiums written remained at a consistent level due to an increase in the level of insured exposures.

        Premiums ceded for the year ended December 31, 2004 were $162.1 million compared to $40.8 million for the year ended December 31, 2003, an increase of $121.3 million. The increase was primarily due to an increase in the level of reinsurance purchased in order to mitigate volatility in losses as our portfolio grows. In addition, included in written premiums ceded for the year ended December 31, 2004 was $6.9 million related to reinstatement premiums on coverages exhausted by losses, primarily emanating from Hurricanes Frances and Ivan.

        The following table shows the derivation of net premiums earned for the years ended December 31, 2004 and December 31, 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Gross premiums earned	$913,382	$832,023
Ceded premiums amortized	(116,816)	(68,684)

Net premiums earned	$796,566	$763,339

        Gross premiums are earned over the period of the insured risk. Consequently, the level of gross premiums earned increased as the level of gross premiums written increased.

        Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium increased in 2004 as premiums ceded in 2003 continued to be amortized in 2004. We expect the level of amortized ceded premium to continue to increase in 2005.

        Other Insurance Related Income.    Other insurance related income for the year ended December 31, 2004 was $10.3 million compared to $24.5 million for the year ended December 31, 2003, a decrease of $14.2 million. Other insurance related income related to the movement in the fair value of our insurance contracts that met the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default.

        Net Losses and Loss Expenses.    Net losses and loss expenses were $451.7 million for the year ended December 31, 2004 compared to $388.0 million for the year ended December 31, 2003, an increase of $63.7 million. The following table shows the components of net losses and loss expenses incurred:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Gross losses paid	$110,836	$50,530
Reinsurance recoveries received	(10,768)	(1,820)

Net losses paid	100,068	48,710
Change in reported case reserves	109,986	75,032
Change in IBNR	286,752	272,165
Reinsurance recoveries on unpaid loss and loss expense reserves	(45,082)	(7,954)

	$451,724	$387,953

        The net loss and loss expense ratio for the year ended December 31, 2004 was 56.7% compared to 50.8% for the year ended December 31, 2003. During the year ended December 31, 2004, we experienced significant net losses and loss expenses of $50.3 million, or 6.3 percentage points, from Hurricanes Charley, Frances, Ivan and Jeanne in our property, energy and marine books of business. These losses primarily accounted for the increase in the level of reported case reserves. Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. The increase in our reinsurance recoveries was primarily driven by recoveries of $33.9 million from losses caused by Hurricanes Frances and Ivan.

        During the year ended December 31, 2004, we experienced favorable development on our prior accident years of $92.5 million compared to $27.7 million during the year ended December 31, 2003. This reduced the net loss ratio by 11.6 percentage points for the year ended December 31, 2004 and 3.6 percentage points for the year ended December 31, 2003. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. If actual claims are less than expected, this generates favorable loss development. During the year ended December 31, 2004, the favorable development was generated primarily on our 2003 accident year and was derived from our energy, property, terrorism and aviation war lines of business. For the year ended December 31, 2003, the favorable development was generated on our 2002 accident year and was derived from our marine, aviation war, energy and property lines of business.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2004 were $125.0 million compared to $99.5 million for the year ended December 31, 2003, an increase of $25.5 million. The acquisition cost ratio for the year ended December 31, 2004 was 15.7% compared with 13.0% for the year ended December 31, 2003. The increase in the acquisition cost ratio was partially caused by higher amortized reinsurance costs, which reduced the level of net premiums earned. As a percentage of gross premiums earned, the level of acquisition costs was 13.7% for the year ended December 31, 2004 compared to 12.0% for the year ended December 31, 2003. The increase of 1.7 percentage points in the level of the gross acquisition ratio was primarily due to additional commissions.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2004 were $35.1 million compared to $15.9 million for the year ended December 31, 2003, an increase of $19.2 million. The general and administrative expenses ratio for the year ended

December 31, 2004 was 4.4% compared with 2.1% for the year ended December 31, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

  Years ended December 31, 2003 and December 31, 2002

        The following table summarizes the underwriting results and ratios for the years ended December 31, 2003 and December 31, 2002:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Change
	($ in thousands)
Revenues:
Gross premiums written	$980,661	$793,759	$186,902
Net premiums written	939,909	704,033	235,875
Net premiums earned	763,339	314,613	448,726
Other insurance related income (loss)	24,467	(639)	25,106
Expenses:
Net losses and loss expenses	387,953	137,848	250,105
Acquisition costs	99,458	50,677	48,781
General and administrative expenses	15,901	6,006	9,895

Underwriting income	$284,494	$119,443	$165,051

Ratios:
Net loss and loss expense ratio	50.8%	43.8%	7.0%
Acquisition cost ratio	13.0%	16.1%	(3.1)%
General and administrative expense ratio	2.1%	1.9%	0.2%

Combined ratio	65.9%	61.8%	4.1%

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

        Our marine book generated an increase in gross premiums written of $30.8 million. This was primarily derived from the marine liability business where we experienced an increase in the number of contracts and improvements in rates. Gross premiums written in our onshore and offshore energy book increased by $51.0 million. This was partially generated by the expiration of multi-year deals with other carriers, which allowed us to participate on new contracts in 2003. Our aviation and aerospace book experienced an increase in gross premiums written of $63.7 million. This was generated from our core aviation risks, which include hull and liability risks for passenger and cargo airlines and privately owned aircraft, and two large product liability accounts. Rates within the airline market stabilized at a good level in the last quarter of 2003 driven by a withdrawal of capacity from the market. Gross premium written within our property line of business increased by $19.2 million partially due to greater penetration, which resulted in the addition of several new property accounts. Our specialty risks book generated an increase of $22.2 million in gross premiums written primarily due to an increase in the level of political risk business following a rise in the level of direct foreign investment and an increase in the level of aviation war business due to greater penetration on our aviation hull and liability books. This increase offset the reduction in our terrorism book caused by the effects of TRIA and heightened competition for the business outside of TRIA.

        Premiums ceded for the year ended December 31, 2003 were $40.8 million compared to $89.7 million for the year ended December 31, 2002, a decrease of $48.9 million. The decrease was due to timing, with a significant reinsurance policy that incepted in the third quarter of 2002 having a sixteen month coverage period and, therefore, not renewing until the first quarter of 2004.

        The following table shows the derivation of net premiums earned for the years ended December 31, 2003 and December 31, 2002:

	Year Ended December 31, 2003	Year Ended December 31, 2002
	($ in thousands)
Gross premiums earned	$832,023	$354,667
Ceded premiums amortized	(68,684)	(40,054)

Net premiums earned	$763,339	$314,613

        Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premium increased in 2003 as premiums written throughout 2002 continued to be earned in 2003.

        Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium increased in 2003 as premiums ceded in 2002 continued to be amortized in 2003.

        Other Insurance Related Income (Loss).    Other insurance related income for the year ended December 31, 2003 was $24.5 million compared to a loss of $(0.6) million for the year ended December 31, 2002, an increase of $25.1 million. Other insurance related income (loss) related to the movement in the fair value of our insurance contracts that met the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default. During the year ended December 31, 2003, other insurance related income resulted from an improvement in some of the insured sovereigns' credit ratings.

        Net Losses and Loss Expenses.    Net losses and loss expenses were $388.0 million for the year ended December 31, 2003 compared to $137.8 million for the year ended December 31, 2002, an increase of $250.2 million. The following table shows the breakdown of net losses and loss expenses incurred:

	Year Ended December 31, 2003	Year Ended December 31, 2002
	($ in thousands)
Gross losses paid	$50,530	$8,398
Reinsurance recoveries received	(1,820)	—

Net losses paid	48,710	8,398
Change in reported case reserves	75,032	38,143
Change in IBNR	272,165	93,010
Reinsurance recoveries on unpaid loss and loss expense reserves	(7,954)	(1,703)

	$387,953	$137,848

        The net loss and loss expense ratio for the year ended December 31, 2003 was 50.8% compared to 43.8% for the year ended December 31, 2002. During the year ended December 31, 2003, we experienced positive development on our 2002 underwriting year of $27.7 million, which effected a reduction in the net loss ratio of 3.6 percentage points. This reduction was primarily generated by our marine, aviation war, energy and property lines of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the year ended December 31, 2003, the lack of reported claims on our marine, aviation war, energy and property lines of business produced a favorable impact on our experience to date, which caused a reduction in the ultimate losses for these lines of business. A comparison of the net loss ratios for the year ended December 31, 2003 and December 31, 2002 is distorted by the significant change in the mix of business written within our global insurance segment. In addition, our loss experience benefited from the lack of major catastrophes during the years ended December 31, 2003 and December 31, 2002.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2003 were $99.5 million compared to $50.7 million for the year ended December 31, 2002, an increase of $48.8 million. The acquisition cost ratio for the year ended December 31, 2003 was 13.0% compared with 16.1% for the year ended December 31, 2002. The reduction in the acquisition cost ratio was due to a change in the mix of the business written within our global insurance book.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2003 were $15.9 million compared to $6.0 million for the year ended December 31, 2002, an increase of $9.9 million. The general and administrative expenses ratio was 2.1% for the year ended December 31, 2003 and 1.9% for the year ended December 31, 2002. These expenses related to the personnel expenses of our underwriters.

Global Reinsurance

        Our global reinsurance segment consists of treaty reinsurance business sourced outside of the U.S. and underwritten in our Bermuda and Zurich offices. Our Bermuda office primarily sources business from clients based outside continental Europe whereas our Zurich office sources business from clients based in continental Europe. Our Bermuda based portfolio consists of short tail severity driven products that principally cover property exposures. Our Zurich-based portfolio consists not only of short tail property exposures but also more medium tail exposures such as motor excess of loss and trade credit lines of business. As the majority of this segment's business is short tail in nature, it typically allows us to determine the ultimate loss experience within a relatively short period of time after a contract has expired.

  Years ended December 31, 2004 and 2003

        The following table summarizes the underwriting results and ratios for the years ended December 31, 2004 and December 31, 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$766,007	$462,938	$303,069
Net premiums written	737,885	453,568	284,317
Net premiums earned	640,877	418,235	222,642
Other insurance related income	989	552	437
Expenses:
Net losses and loss expenses	350,259	174,391	175,868
Acquisition costs	94,160	65,773	28,387
General and administrative expenses(1)	29,725	5,317	24,408

Underwriting income	$167,722	$173,306	$(5,584)

Ratios:
Net loss and loss expense ratio	54.7%	41.7%	13.0%
Acquisition cost ratio	14.7%	15.7%	(1.0)%
General and administrative expenses ratio(1)	4.6%	1.3%	3.3%

Combined ratio(1)	74.0%	58.7%	15.3%

(1)
For the year ended December 31, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts, expense ratios and combined ratios for the two periods are not comparable.

        Premiums.    In the year ended December 31, 2004, gross premiums written were $766.0 million compared to $462.9 million for the year ended December 31, 2003, an increase of $303.1 million. The table below shows gross premiums written by line of business:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Catastrophe	$423,241	$339,137
Property pro rata	124,123	61,003
Property per risk	79,172	50,681
Credit and bond	73,352	—
Motor and general liability	50,817	—
Other	15,302	12,117

Total	$766,007	$462,938

        During the year ended December 31, 2004, our gross premiums written increased by 65.5% compared to the year ended December 31, 2003. This was primarily due to our expansion into continental Europe and an increase in catastrophe business. Our catastrophe book of business generated an increase in gross premiums written of $84.1 million. This was driven by a trend toward counterparty diversification in our target markets, which enabled us to participate on a greater number of programs than in the prior year; this offset some moderate rate reductions and instances where we declined to renew contracts because terms and conditions became unacceptable. The increase in our property pro rata and property per risk gross premiums written of $63.1 million and $28.5 million, respectively, was primarily due to an increase in the number of contracts written. Credit and bond and motor and general liability were new lines of business in 2004 following the opening of a reinsurance branch in Zurich.

        Premiums ceded for the year ended December 31, 2004 were $28.1 million compared to $9.4 million for the year ended December 31, 2003, an increase of $18.7 million. For the year ended December 31, 2004, $6.1 million, or 21.7%, related to reinstatement premiums on coverages exhausted by losses from Hurricanes Charley, Frances, Ivan and Jeanne. Our global reinsurance segment purchases reinsurance to protect against a large industry loss or series of losses.

        The following table shows the derivation of net premiums earned for the year ended December 31, 2004 and December 31, 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Gross premiums earned	$662,767	$426,252
Ceded premiums amortized	(21,890)	(8,017)

Net premiums earned	$640,877	$418,235

        Gross premiums are earned over the period of the reinsured risk. Consequently, the level of gross premiums earned increased as the level of gross premiums written increased. We expect the level of gross premiums earned to continue to increase in 2005.

        Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium increased in 2004 as premiums ceded in 2003 continued to be amortized in 2004.

        Other Insurance Related Income.    Other insurance related income was $1.0 million for the year ended December 31, 2004 compared to $0.6 million for the year ended December 31, 2003, an increase of $0.4 million. The income related to the movement in the fair value of a reinsurance contract that met the definition of a derivative.

        Net Losses and Loss Expenses.    Net losses and loss expenses were $350.3 million for the year ended December 31, 2004 compared to $174.4 million for the year ended December 31, 2003, an increase of $175.9 million. The following table shows the components of net losses and loss expenses incurred:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Gross losses paid	$134,669	$32,308
Reinsurance recoveries received	(2,000)	—

Net losses paid	132,669	32,308
Change in reported case reserves	85,325	16,437
Change in IBNR	202,765	125,646
Reinsurance recoveries on unpaid loss and loss expense reserves	(70,500)	—

	$350,259	$174,391

        The net loss and loss expense ratio for the year ended December 31, 2004 was 54.7% compared to 41.7% for the year ended December 31, 2003. The increase in losses paid and the change in reported case reserves was due to losses from Hurricanes Charley, Frances, Ivan and Jeanne from which we incurred net losses and loss expenses of $135.7 million, or 21.2 percentage points. Our hurricane losses benefited from reinsurance recoveries of $72.5 million. Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. Our gross losses were reduced by reinsurance recoveries that were triggered by the occurrence of a series of large industry loss events. Recoveries under our reinsurance are dependent on industry losses, which are calculated by independent third parties, exceeding predetermined trigger points. Our assessment, based on a combination of public information, our own analysis of each loss and historical development factors, is that these trigger points have been exceeded. However, not all of the industry loss numbers have been finally determined, and actual reinsurance recoveries could be materially reduced. During the year ended December 31, 2003, our loss experience benefited from the lack of major catastrophes. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile.

        During the year ended December 31, 2004, we experienced favorable development on our prior accident years of $73.1 million compared to $28.1 million during the year ended December 31, 2003. This reduced the net loss ratio by 11.4 percentage points for the year ended December 31, 2004, and 6.7 percentage points for the year ended December 31, 2003. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. If actual claims are less than expected, this generates favorable loss development. During the year ended December 31, 2004, the favorable development was generated primarily on our 2003 accident year and was derived primarily from our property catastrophe line of business. For the year ended December 31, 2003, the favorable development was generated on our 2002 accident year and was derived primarily from our property catastrophe line of business.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2004 were $94.2 million compared to $65.8 million for the year ended December 31, 2003, an increase of $28.4 million. The acquisition cost ratio for the year ended December 31, 2004 was 14.7% compared with 15.7% for the year ended December 31, 2003. This decrease was primarily due to a reduction in the level of commissions incurred.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2004 were $29.7 million compared to $5.3 million for the year ended December 31, 2003, an increase of $24.4 million. The general and administrative expenses ratio for the year ended December 31, 2004 was 4.6% compared with 1.3% for the year ended December 31, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

  Years ended December 31, 2003 and 2002

        The following table summarizes the underwriting results and ratios for the years ended December 31, 2003 and December 31, 2002:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Change
	($ in thousands)
Revenues:
Gross premiums written	$462,938	$314,244	$148,694
Net premiums written	453,568	314,244	139,324
Net premiums earned	418,235	222,237	195,998
Other insurance related income	552	—	552
Expenses:
Net losses and loss expenses	174,391	91,417	82,974
Acquisition costs	65,773	40,523	25,250
General and administrative expenses	5,317	6,497	(1,180)

Underwriting income	$173,306	$83,800	$89,506

Ratios:
Net loss and loss expense ratio	41.7%	41.1%	0.6%
Acquisition cost ratio	15.7%	18.3%	(2.6)%
General and administrative expense ratio	1.3%	2.9%	(1.6)%

Combined ratio	58.7%	62.3%	(3.6)%

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

        Premiums ceded for the year ended December 31, 2003 were $9.4 million. Prior to 2003, we had not purchased reinsurance for this segment. Due to the increase in our catastrophe exposures, we bought some coverages during 2003 aimed at providing reinsurance protection in the event of a large industry loss.

        The following table shows the derivation of net premiums earned for the years ended December 31, 2003 and December 31, 2002:

	Year Ended December 31, 2003	Year Ended December 31, 2002
	($ in thousands)
Gross premiums earned	$426,252	$222,237
Ceded premiums amortized	(8,017)	—

Net premiums earned	$418,235	$222,237

        Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums increased in 2003 as premiums written throughout 2002 continued to be earned in 2003.

        Ceded premiums are amortized over the contract term.

        Other Insurance Related Income.    Other insurance related income of $0.6 million related to the movement in the fair value of a reinsurance contract that met the definition of a derivative. We did not record any other insurance related income in the year ended December 31, 2002.

        Net Losses and Loss Expenses.    Net losses and loss expenses were $174.4 million for the year ended December 31, 2003 compared to $91.4 million for the year ended December 31, 2002, an increase of $83.0 million. The following table shows the breakdown of net losses and loss expenses incurred:

	Year Ended December 31, 2003	Year Ended December 31, 2002
	($ in thousands)
Gross losses paid	$32,308	$8,560
Reinsurance recoveries received	—	—

Net losses paid	32,308	8,560
Change in reported case reserves	16,437	21,852
Change in IBNR	125,646	61,005
Reinsurance recoveries on unpaid loss and loss expense reserves	—	—

	$174,391	$91,417

        The net loss and loss expense ratio for the year ended December 31, 2003 was 41.7% compared to 41.1% for the year ended December 31, 2002. We incurred claims from several catastrophe events during the year, most notably from the California fires in October 2003 and from tornadoes that affected Oklahoma in May 2003. During the year ended December 31, 2003, we experienced positive development of $28.1 million on our 2002 underwriting year, which generated a 6.7 percentage point reduction in the net loss ratio. This reduction was primarily experienced in our catastrophe and other books of business. We use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. During the year ended December 31, 2003, the lack of reported claims produced a favorable impact on our experience to date, which caused a reduction in the ultimate losses for these lines of business. Our global reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile. During the years ended December 31, 2003 and December 31, 2002, our loss experience benefited from the lack of major catastrophes.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2003 were $65.8 million compared to $40.5 million for the year ended December 31, 2002, an increase of $25.3 million. The acquisition cost ratio for the year ended December 31, 2003 was 15.7% compared with 18.3% for the year ended December 31, 2002. This decrease was primarily due to a change in the mix of business, with a lower proportion of property pro rata business written.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2003 were $5.3 million compared to $6.5 million for the year ended December 31, 2002. The decrease of $1.2 million was due to a change in the allocation of personnel expenses between segments. The general and administrative expenses ratio for the year ended December 31, 2003 was 1.3% compared with 2.9% for the year ended December 31, 2002.

U.S. Insurance

        Our U.S. Insurance segment primarily consists of specialty lines business sourced in the U.S. and covers exposures predominantly in the U.S. The U.S. insurance segment includes the following risk classifications: property, liability and professional lines.

  Years ended December 31, 2004 and 2003

        The following table summarizes the underwriting results and ratios for the years ended December 31, 2004 and December 31, 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$824,235	$625,898	$198,337
Net premiums written	430,087	314,100	115,987
Net premiums earned	349,287	168,252	181,035
Expenses:
Net losses and loss expenses	234,746	108,497	126,249
Acquisition costs	10,779	2,645	8,134
General and administrative expenses(1)	71,482	18,485	52,997

Underwriting income	$32,280	$38,625	$(6,345)

Ratios:
Net loss and loss expense ratio	67.2%	64.5%	2.7%
Acquisition cost ratio	3.1%	1.6%	1.5%
General and administrative expense ratio(1)	20.5%	11.0%	9.5%

Combined ratio(1)	90.8%	77.1%	13.7%

(1)
For the year ended December 31, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts, expense ratios and combined ratios for the two periods are not comparable.

        Premiums.    In the year ended December 31, 2004, gross premiums written were $824.2 million compared to $625.9 million for the year ended December 31, 2003, an increase of $198.3 million. The table below shows gross premiums written by line of business:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Property	$313,291	$225,508
Liability	238,720	157,808
Professional lines	272,224	242,582

Total	$824,235	$625,898

        During the year ended December 31, 2004, gross premiums written increased by 31.7% compared to the year ended December 31, 2003. This increase was primarily driven in our property and liability books of business following an increase in the level of underwriting staff and increased marketing efforts.

        Our property book generated gross premiums written of $313.3 million during the year ended December 31, 2004, an increase of 38.9% over the year ended December 31, 2003. This was primarily due to four reasons: first, we introduced a new product line in mid-2003; second, we increased our maximum line sizes, which enabled our underwriters to access more business; third, we increased the number of states in which we were able to write business on a non-admitted basis; and fourth, we increased our market penetration.

        Our liability book generated gross premiums written of $238.7 million during the year ended December 31, 2004, an increase of 51.3% over the year ended December 31, 2003. This was primarily driven by an increase in our maximum line size for our umbrella and excess coverages, which enabled our underwriters to access more business, and increased market penetration.

        Our professional lines book generated gross premiums written of $272.2 million during the year ended December 31, 2004, an increase of 12.2% over the year ended December 31, 2003. This was primarily driven by the fact that we did not acquire the renewal rights of a book of directors' and officers' liability insurance and related lines of business written by the FIS group of Kemper until February 17, 2003. Included within the gross premiums written for the year ended December 31, 2003 was $65.2 million relating to the cancel/rewrite process that followed the acquisition of the renewal rights. Gross premiums written for the year ended December 31, 2004 included $22.5 million of gross premiums written on a new line of business: errors and omissions insurance for professional institutions. These premiums partially offset the effect of a reduction in rates for our directors and officers' liability insurance, which caused us to decline to renew some contracts where rates did not meet our targeted levels.

        Premiums ceded for the year ended December 31, 2004 were $394.1 million compared to $311.8 million for the year ended December 31, 2003, an increase of $82.3 million. Our U.S. insurance segment purchases significant proportional and excess of loss reinsurance on both a treaty and facultative basis that is designed to reduce the volatility in our severity driven classes of business. As a result, as the total of our gross premiums written increases so does the total of our premiums ceded. The ratio of premiums ceded to gross premiums written decreased to 47.8% for the year ended December 31, 2004 from 49.8% for the year ended December 31, 2003. This reduction was principally driven by our decision to maintain a higher net retention on our professional lines book of business.

        The following table shows the derivation of net premiums earned:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Gross premiums earned	$689,037	$354,649
Ceded premiums amortized	(339,750)	(186,397)

Net premiums earned	$349,287	$168,252

        Gross premiums are earned over the period of the insured risk. Consequently, the level of gross premiums earned increased as the level of gross premiums written increased. We expect the level of gross premiums earned to continue to increase in 2005.

        Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized increased in 2004 as premiums ceded in 2003 continued to be amortized in 2004. We expect the level of ceded premiums amortized to continue to increase in 2005.

        Net Losses and Loss Expenses.    Net losses and loss expenses were $234.7 million for the year ended December 31, 2004 compared to $108.5 million for the year ended December 31, 2003, an increase of $126.2 million. This segment purchases significant reinsurance coverage, therefore, we have recorded reinsurance recoveries in our incurred but not reported loss reserves. The following table shows the components of net losses and loss expenses incurred:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Gross losses paid	$64,532	$13,281
Reinsurance recoveries received	(22,283)	(9,227)

Net losses paid	42,249	4,054
Change in reported case reserves	181,300	10,675
Change in IBNR	356,148	192,815
Reinsurance recoveries on unpaid loss and loss expense reserves	(344,951)	(99,047)

	$234,746	$108,497

        The net loss and loss expense ratio for the year ended December 31, 2004 was 67.2% compared to 64.5% for the year ended December 31, 2003. The increase in losses paid and change in reported case reserves was primarily driven by losses from Hurricanes Charley, Frances, Ivan and Jeanne from which we incurred net losses and loss expenses of $46.8 million or 13.4 percentage points. Our hurricane losses benefited from reinsurance recoveries of $187.1 million. The remaining increase in reinsurance recoveries related primarily to recoveries expected on incurred but not reported loss reserves. Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses.

        During the year ended December 31, 2004, we experienced positive prior period development of $14.3 million or 4.1 percentage points on our 2003 accident year property account. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. During the year ended December 31, 2004, actual claims were less than expected for our 2003 accident year property account resulting in favorable loss development.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2004 were $10.8 million compared to $2.6 million for the year ended December 31, 2003, an increase of $8.2 million. The acquisition cost ratio for the year ended December 31, 2004 was 3.1% compared to 1.6% for the year ended December 31, 2003. As a percentage of gross premiums earned, the acquisition cost ratio was 1.6% for the year ended December 31, 2004 compared to 0.7% for the year ended December 31, 2003. The increase was primarily driven by a reduction in the level of commissions received on ceded premiums, which are offset against acquisition costs. Excluding the impact of commissions received on ceded premiums, the acquisition cost ratio as a percentage of gross premiums earned was consistent at 14.1% for the year ended December 31, 2004 and 14.7% for the year ended December 31, 2003.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2004 were $71.5 million compared to $18.5 million for the year ended December 31, 2003, an increase of $53.0 million. The general and administrative expenses ratio for the year ended December 31, 2004 was 20.5% compared with 11.0% for the year ended December 31, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

U.S. Reinsurance

        Our U.S. reinsurance segment principally consists of reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties we write in our U.S. reinsurance segment include professional lines, liability, property, marine and aviation.

Years ended December 31, 2004 and 2003

        The following table summarizes the underwriting results and ratios for the year ended December 31, 2004 and December 31, 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Change
	($ in thousands)
Revenues:
Gross premiums written	$326,741	$204,148	$122,593
Net premiums written	322,503	200,811	121,692
Net premiums earned	241,667	86,404	155,263
Expenses:
Net losses and loss expenses	209,515	63,178	146,337
Acquisition costs	50,676	18,421	32,255
General and administrative expenses(1)	11,937	3,712	8,225

Underwriting (loss) income	$(30,461)	$1,093	$(31,554)

Ratios:
Net loss and loss expense ratio	86.7%	73.1%	13.6%
Acquisition cost ratio	21.0%	21.3%	(0.3)%
General and administrative expense ratio(1)	4.9%	4.3%	0.6%

Combined ratio(1)	112.6%	98.7%	13.9%

(1)
For the year ended December 31, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts, expense ratios and combined ratios for the two periods are not comparable.

        Premiums.    In the year ended December 31, 2004, gross premiums written were $326.7 million compared to $204.1 million for the year ended December 31, 2003, an increase of $122.6 million. The table below shows gross premiums written by line of business:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Professional lines	$202,379	$132,148
Liability	74,605	46,035
Property	43,495	19,535
Marine and aviation	6,262	6,430

Total	$326,741	$204,148

        During the year ended December 31, 2004, our gross premiums written increased by 60.1% over the year ended December 31, 2003. This increase was primarily generated by our professional lines book, which generated gross premiums written of $202.4 million during the year ended December 31, 2004, an increase of 53.1% over the year ended December 31, 2003. Our liability book generated gross premiums written of $74.6 million during the year ended December 31, 2004, an increase of 62.1% over the year ended December 31, 2003. These increases were primarily generated by our ability to quote and write contracts that came up for renewal on January 1, 2004. In 2003, we were unable to take part in the January 1, 2003 renewal season because we did not receive regulatory approvals until mid-December 2002. In addition, we increased the statutory capital of AXIS Reinsurance at the end of the first quarter of 2003 to in excess of $500.0 million, which enabled us to participate on more business. We wrote $43.5 million of gross premiums relating to property reinsurance during the year ended December 31, 2004, an increase of 122.7% over the year ended December 31, 2003. This was driven by the recruitment of a property underwriter in the second half of 2003.

        Premiums ceded for the year ended December 31, 2004 were $4.2 million compared to $3.3 million for the year ended December 31, 2003, an increase of $0.9 million.

        The following table shows the derivation of net premiums earned:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Gross premiums earned	$245,661	$88,091
Ceded premiums amortized	(3,994)	(1,687)

Net premiums earned	$241,667	$86,404

        Gross premiums are earned over the period of the insured risk. Consequently, the level of earned premiums increased as premiums written throughout 2003 continued to be earned in 2004. In addition, a large portion of premiums written in 2003 were on a risk-attaching basis, for which the earning period is twice the underlying contract period. Consequently, a significant proportion of the gross premiums was earned on these contracts in 2004.

        Net Losses and Loss Expenses.    Net losses and loss expenses were $209.5 million for the year ended December 31, 2004 compared to $63.2 million for the year ended December 31, 2003, an increase of $146.3 million. The following table shows the components of net losses and loss expenses incurred:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands)
Gross losses paid	$28,614	$4,338
Reinsurance recoveries received	—	—

Net losses paid	28,614	4,338
Change in reported case reserves	23,971	3,520
Change in IBNR	160,103	56,481
Reinsurance recoveries on unpaid loss and loss expense reserves	(3,173)	(1,161)

	$209,515	$63,178

        The net loss and loss expense ratio for the year ended December 31, 2004 was 86.7% compared to 73.1% for the year ended December 31, 2003. The increase in losses paid and change in reported case reserves resulted from losses incurred on Hurricanes Charley, Frances, Ivan and Jeanne from which we incurred net losses and loss expenses of $33.5 million, or 13.8 percentage points. These losses were derived from our property books of business. Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. We experienced positive prior period development of $1.8 million, or 0.7 percentage points, generated on our 2003 accident year property account. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. During the year ended December 31, 2004, there was a lack of claims in our 2003 accident year property account that caused the reduction in expected losses.

        Acquisition Costs.    Acquisition costs for the year ended December 31, 2004 were $50.7 million compared to $18.4 million for the year ended December 31, 2003, an increase of $32.3 million. The acquisition cost ratio for the year ended December 31, 2004 was 21.0% compared to 21.3% for the year ended December 31, 2003.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2004 were $11.9 million compared to $3.7 million for the year ended December 31, 2003, an increase of $8.2 million. The general and administrative expenses ratio for the year ended December 31, 2004 was 4.9% compared with 4.3% for the year ended December 31, 2003. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Financial Condition and Liquidity

        We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At December 31, 2004, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch and representative office in the United Kingdom, a branch in Switzerland and a representative office in Singapore. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends is limited by the applicable laws and regulations of Bermuda, Ireland and the United States, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

        Additionally, we are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our common shares and make other payments. Under the Companies Act, AXIS Capital may declare or pay a dividend or make a distribution out of contributed surplus only if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of our liabilities and issued share capital and share premium accounts. In addition, pursuant to the terms of our credit agreement, we cannot pay cash dividends to our shareholders in excess of $150.0 million in the aggregate during any fiscal year.

        At December 31, 2004, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $1.1billion.

Financial Condition

        At December 31, 2004, total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades were $6.0 billion, compared to $4.0 billion at December 31, 2003. Our investment portfolio consisted primarily of fixed income securities at December 31, 2004 and was managed by several external investment management firms. At December 31, 2004, all of these fixed income securities were investment grade, with 83.9% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AA+ based on ratings assigned by Standard & Poor's. The net payable for investments purchased at December 31, 2004 was $49.9 million compared to a net receivable of $3.4 million at December 31, 2003. Net receivables/payables are a result of timing differences only, as investments are accounted for on a trade date basis.

        At December 31, 2004, we had $914.6 million of insurance and reinsurance premium balances receivable compared to $660.5 million at December 31, 2003. This increase was due to the level of gross premium written during the year ended December 31, 2004. At December 31, 2004, we had prepaid reinsurance of $271.2 million, an increase of $106.2 million since December 31, 2003, following an increase in the level of reinsurance purchased primarily by our global insurance and U.S insurance segments. At December 31, 2004, we had reinsurance recoverable balances and reinsurance recoverable balances on paid losses of $596.3 million, an increase of $471.4 million since December 31, 2003, following loss recoveries of $295.9 million from Hurricanes Charley, Frances, Ivan and Jeanne. Loss recoveries relating to the hurricanes were from reinsurers, of which 98.6% were rated the equivalent of A- or better by internationally recognized rating agencies.

        At December 31, 2004, we had $2.4 billion of reserves for loss and loss expenses compared to $1.0 billion at December 31, 2003, an increase of $1.4 billion. Of this balance, $1.8 billion, or 75.6%, was incurred but not reported reserves.

        At December 31, 2004, our shareholders' equity was $3.2 billion compared to $2.8 billion at December 31, 2003, an increase of 14.3%. This increase was primarily due to net income of $495.0 million for the year ended December 31, 2004, offset by a $12.2 million decrease in the unrealized appreciation on our investment portfolio during the same period.

Liquidity

        Our cash flows from operations generally represent the difference between: (1) premiums collected, reinsurance recoveries and investment earnings realized and (2) losses and loss expenses paid, reinsurance purchased and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

        In the year ended December 31, 2004, we generated a net operating cash inflow of $1.6 billion, primarily relating to premiums received and investment income. During the same period we paid gross losses of $338.7 million and received reinsurance recoveries of $35.1million. We invested a net cash amount of $1,991.0 million during the period, and at December 31, 2004 had a cash balance of $632.3 million. During the year ended December 31, 2004, net cash of $416.5 million was generated from financing activities. We paid dividends of $78.3 million, and raised $495.7 million from a senior note offering.

        In the year ended December 31, 2003, we generated a net operating cash inflow of $1.3 billion, primarily relating to premiums received and investment income. During the same period we paid losses of $89.4 million. During the year ended December 31, 2003, net cash of $319.7 million was generated from financing activities. We paid dividends of $10.8 million and raised net proceeds of $316.0 million from our initial public offering. We invested a net cash amount of $1.8 billion, and at December 31, 2003 had a cash balance of $605.2 million.

        We declared four quarterly dividends of $0.125 per common share. The dividends were payable on April 14, 2004, July 14, 2004, October 14, 2004 and January 12, 2005. During 2003, we declared two quarterly dividends of $0.07 per common share. The dividends were payable on October 14, 2003 and January 14, 2004.

        On April 21, 2004, we completed a secondary public offering of 20,000,000 common shares held by some of our founding shareholders at a price of $27.91 per share. On April 27, 2004, we completed a secondary public offering of 3,000,000 common shares to cover over-allotments. We did not sell any common shares in connection with the registration and did not receive any proceeds from the offering.

        On an ongoing basis, our sources of funds primarily consist of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, reinsurance premiums, acquisition costs and general and administrative expenses, to purchase new investments and to fund dividend and interest payments.

Capital Resources

        On March 25, 2004, we renewed our credit facility by entering into a three-year $750 million credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as administrative agent and lender. Under the terms of the new credit facility, up to $750 million may be used by AXIS Capital, AXIS Specialty, AXIS Re, AXIS Specialty Europe, AXIS Reinsurance, AXIS Insurance and AXIS Surplus to issue letters of credit and up to $300 million may be used by these entities for general corporate purposes, with total borrowings not to exceed $750 million. The credit facility contains various loan covenants with which we must comply, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The credit facility also requires that we maintain (1) a minimum amount of consolidated shareholders' equity equal to or greater than the sum of $1.975 billion plus (A) 50% of consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2005 and (B) 100% of the net cash proceeds received after March 25, 2004 from any issuance of our capital stock and (2) a debt to total capitalization ratio not greater than 0.35:1.00. The credit facility contains restrictions on our ability to make acquisitions, except that we may, among other things, acquire assets and entities in the insurance and reinsurance business for consideration in an aggregate amount not in excess of $250 million. Our ability to pay dividends or make other restricted payments is also limited, except that we may, among other things, pay cash dividends to our shareholders in an amount not exceeding $150 million for any fiscal year and we may repurchase shares of our capital stock for consideration in an aggregate amount not exceeding $500 million. At December 31, 2004, we had no outstanding indebtedness and letters of credit of $421.7 million outstanding under the credit facility. As at December 31, 2004, we were in compliance with all covenants contained in the credit facility.

        On November 15, 2004, we completed a public offering of $500 million of senior notes. The notes bear interest at 5.75%, payable semi-annually and, unless previously redeemed, will mature on December 1, 2014.

        On December 9, 2004, we announced that our Board had authorized the repurchase of up to $350 million of our common shares. On February 16, 2005, we repurchased 12,783,094 common shares owned by initial investors at the formation of the Company pursuant to our repurchase program. The average purchase price was $27.38 per common share and the aggregate purchase price was $350.0 million, which exhausted our repurchase program.

Commitments

        We did not make any significant capital expenditures during the year ended December 31, 2004. We currently expect capital expenditures for 2005 to be less than $50 million.

        The following table provides an analysis of our contractual obligations at December 31, 2004:

	Payment due by period (Expressed in thousands of U.S. dollars)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reserve for losses and loss expenses	$2,404,560	$650,523	$1,138,670	$332,107	$283,260
Senior Notes (including interest payments)	$792,771	$30,347	$58,299	$58,299	$645,826
Operating Lease Obligations	$64,070	$7,785	$14,969	$13,277	$28,039
Other Investments	$7,500	$7,500	—	—	—

        Our reserves for losses and loss expense consist of case reserves, ACR and IBNR. In assessing the adequacy of these reserves, it must be noted that the actual costs of settling claims is uncertain as it depends upon future events. Many of these events will be out of our control and could potentially affect the ultimate liability and timing of any potential payment. There is necessarily a range of possible outcomes and the eventual outcome will certainly differ from the projections currently made. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss emergence patterns. Consequently, we must use industry benchmarks, on a line by line basis, in deriving IBNR which, despite management's and our independent actuary's care in selecting them, will differ from actual experience.

        Similarly, we have limited loss payout pattern information specific to our experience, therefore we have used industry data, on a line by line basis, to estimate our expected payments. Consequently, despite management's and our independent actuary's care in selecting them, the actual payment of our reserve for losses and loss expenses will differ from estimated payouts.

        On November 4, 2004 we signed a letter of intent for a proposed acquisition of all of the outstanding common stock of a Wisconsin domiciled insurance company. The purchase price will be based on market value of the statutory capital and surplus at the date of acquisition and a sum equating to the value of the number of insurance licenses acquired. The acquisition is subject to the completion of a definitive agreement and necessary regulatory approvals.

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

        Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. Management periodically revises our investment benchmarks based on business and economic conditions, including the average duration of our potential liabilities. At December 31, 2004, our invested assets (assets under management by external investment managers) had an approximate duration of 2.8 years.

        At December 31, 2004, we held $1,714.8 million at fair market value, or 32.0% of our total invested assets, in mortgage-backed securities compared to $1,012.9 million, or 28.2%, at December 31, 2003. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

        We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at December 31, 2004. The modeling of this effect was performed on each security individually using the security's effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by External Investment Managers

	Interest Rate Shift in Basis Points (Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100	+200
Total Market Value	5,540,721	5,473,579	5,399,963	5,320,881	5,238,157	5,069,710
Market Value Change from Base	2.61%	1.36%	0%	(1.46)%	(3.00)%	(6.12)%
Change in Unrealized Value	140,758	73,616	0	(79,082)	(161,806)	(330,253)

        Foreign Currency Risk.    Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities and other investments included in our investment portfolios that are denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in such currencies. Furthermore, we may use foreign currency forward contracts in an effort to hedge against movements in the value of foreign currencies relative to the U.S. dollar and to gain exposure to interest rate differentials between differing market rates. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations and comprehensive income. At December 31, 2004, the net contractual amount of foreign currency forward contracts was $30.0 million with an unrealized loss of $0.1 million. At December 31, 2003, the net contractual amount of foreign currency forward contracts was $3.8 million with a negligible fair market value.

        At December 31, 2004, we had insurance and reinsurance premium balances receivable of $914.6 million compared to $660.5 million at December 31, 2003. Of this balance, 85.4% was denominated in U.S. dollars. Of the remaining balance, 9.2% was denominated in Euro and 3.7% in Sterling. A 5% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $5.9 million, compared to $1.0 million at December 31, 2003.

        Credit Risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At December 31, 2004, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities. In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

        Value-at-Risk.    Our management uses Value-at-Risk ("VaR") as one of its tools to measure potential losses in fair market values of our investment portfolio. The VaR calculation is calculated by a third party provider and reviewed by management. VaR uses a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our investment portfolio at December 31, 2004 was approximately $180.4 million compared to $174.1 million at December 31, 2003, which represents the potential loss in fair market value of our investment portfolio over a one year time horizon within a 95% confidence level. This increase was primarily due to a higher overall investment balances offset by slightly shorter duration risk. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position.

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

Risk Factors

        Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Risks Related to the Company

Our future performance is difficult to predict because we have a limited operating history.

        We began our business in November 2001 and have a limited operating and financial history. As a result, there is limited historical financial and operating information available to help you evaluate our performance. Because we are in the early stages of development, we face substantial business and financial risks and may suffer significant losses. We must continue to develop and maintain business relationships, operating procedures, management information and other systems and complete other tasks necessary to conduct our intended business activities. It is possible that we will not be successful in implementing our business strategy or accomplishing these necessary tasks.

Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

        We have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability and other natural or man-made disasters. In addition, we have written and will continue to write policies explicitly covering war, acts of terrorism and political risk. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. This volatility is compounded by accounting regulations that do not permit reinsurers to reserve for such catastrophic events until they occur. Increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition and our ability to write new business.

If actual claims exceed our loss reserves, our financial results could be significantly adversely affected.

        Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. Our operating history is too limited and our loss history is insufficient to allow us currently to extrapolate reserves directly. Instead, our current loss reserves are based on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred but not reported. We utilize actuarial models and historical insurance industry loss development patterns to establish appropriate loss reserves, as well as estimates of future trends in claims severity, frequency and other factors. Establishing an appropriate level of loss reserves is an inherently uncertain process. Accordingly, actual claims and claim expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements.

        If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination and our net income will be reduced. In addition, we could incur an operating loss and a reduction of our capital.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our results of operations or financial condition.

        We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit program size for each client and purchase reinsurance for our own account. In the case of proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We cannot be sure that any of these loss limitation methods will be effective. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks may not be enforceable in the manner we intend. As a result of these risks, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations or financial condition.

The effects of emerging claim and coverage issues on our business are uncertain.

        As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. One recent example of an emerging claims and coverage issue is larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors' and officers' liability insurance.

The risk associated with reinsurance underwriting could adversely affect us.

        In our reinsurance business, we do not separately evaluate each of the individual risks assumed under reinsurance treaties. This is common among reinsurers. Therefore, we are largely dependent on the original underwriting decisions made by insurers that reinsure their liabilities, or ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

        Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. We do not maintain key man life insurance policies with respect to our employees, except for our Chief Executive Officer and President, John R. Charman. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident's certificate or holders of a working resident's certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government only upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident's certificate or holder of a working resident's certificate) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the duration of work permits to between six and nine years, with specified exemptions for "key" employees. If work permits are not obtained or renewed for our key executives in Bermuda, we could lose their services, which could adversely affect our ability to conduct our business.

Our operating subsidiaries are rated by Standard & Poor's, A.M. Best and Moodys and a decline in these ratings could affect our standing among brokers and customers and cause our sales and earnings to decrease.

        Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Our insurance subsidiaries have been rated "A" (Strong) by Standard & Poor's, which is the sixth highest of twenty-one rating levels, and "A" (Excellent) by A.M. Best, which is the third highest of fifteen rating levels. AXIS Specialty, AXIS Re and AXIS Reinsurance are rated "A2" (Good) by Moody's Investors Service, which is the sixth highest of 21 ratings. Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agency. If our ratings are reduced from their current levels by any rating agency, our competitive position in the insurance and reinsurance industry would suffer, and it would be more difficult for us to market our products. A downgrade, therefore, could result in a substantial loss of business as insureds, ceding companies and brokers move to other insurers and reinsurers with higher ratings. In addition, we will be in default of our credit facility if any of AXIS Specialty, AXIS Re, AXIS Specialty Europe, AXIS Reinsurance, AXIS Insurance or AXIS Surplus fails to maintain a rating of at least B++ from A.M. Best.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

        We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc., including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation, Willis Group Holdings Ltd., Benfield Group and Jardine Lloyd Thompson provided 30.2%, 19.3%, 9.4% 5.7% and 4.0% (for a total of 68.6%), respectively, of our gross premiums written in the year ended December 31, 2004. We believe these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on brokers subjects us to their credit risk.

        In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers, in turn, pay these amounts over to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the insured or ceding insurer pays premiums for these policies to brokers for payment over to us, these premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with brokers with whom we transact business. However, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to these credit risks.

If we choose to purchase reinsurance, we may be unable to do so, and if we successfully purchase reinsurance, we may be unable to collect.

        We purchase reinsurance for our own account in order to mitigate the volatility of losses upon our financial condition. A reinsurer's insolvency, or inability or refusal to make payments under the terms of its reinsurance agreement with us, could have a material adverse effect on us because we remain liable to the insured.

        From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. For example, following the tragic events of September 11, 2001, terms and conditions in the reinsurance and retrocessional markets generally became less attractive. In retrocessional reinsurance, a reinsurer cedes to another reinsurer all or part of the reinsurance that was originally assumed. Accordingly, we may not be able to obtain our desired amounts of reinsurance or retrocessional reinsurance. In addition, even if we are able to obtain such reinsurance or retrocessional reinsurance, we may not be able to negotiate terms that we deem appropriate or acceptable or obtain such reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness.

Our investment performance may affect our financial results and ability to conduct business.

        Our funds are invested by several professional investment advisory management firms under the direction of our management team in accordance with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover the liabilities. Investment losses could significantly decrease our asset base, thereby affecting our ability to conduct business. For the year ended December 31, 2004, 7.5% or $165.7 million of our total revenues, was derived from our invested assets. This represented 33.5% of our net income.

We may be adversely affected by interest rate changes.

        Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive-instruments, such as bonds, which may be adversely affected by changes in interest rates. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, funds reinvested will earn less than expected.

        In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2004, mortgage-backed securities constituted approximately 32.0% of our invested assets (assets under management by third party investment managers). As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of increasing interest rates, these investments are exposed to extention risk, which occurs when the holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

        Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. Despite our mitigation efforts, a significant increase in interest rates could have a material adverse effect on our book value.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

        Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our other securities we may offer. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Our operating results may be adversely affected by currency fluctuations.

        Our functional currency is the U.S. dollar. For the year ended December 31, 2004, 11.1% of our gross premiums were written in currencies other than the U.S. dollar. A portion of our loss reserves and investments are also in non-U.S. currencies. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results.

        We have no currency hedges in place, other than those related to our investment portfolio, nor are we currently aware of any material exposures to loss payments that will be paid in non-U.S. currencies. We intend to consider the use of hedges when we are advised of known or probable significant losses that will be paid in non-U.S. currencies. However, it is possible that we will not successfully structure those hedges so as to effectively manage these risks.

The regulatory system under which we operate, and potential changes thereto, could have a material adverse effect on our business.

        General.    Our insurance and reinsurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in locales where we currently engage in business or in new locales, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have a material adverse effect on our business.

        AXIS Specialty.    AXIS Specialty is a registered Class 4 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes and regulations and policies of the BMA require AXIS Specialty to maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. These statutes, regulations and policies may, in effect, restrict AXIS Specialty's ability to write insurance and reinsurance policies, to make some investments and to distribute funds to AXIS Capital. In addition, the offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States. Compliance with any new laws or regulations regulating offshore insurers or reinsurers could have a material adverse effect on our business.

        AXIS U.S. Subsidiaries.    AXIS Reinsurance is organized in New York and is licensed to write certain lines of insurance and reinsurance in New York and elsewhere throughout the United States. AXIS Insurance and AXIS Surplus are organized and licensed to write certain lines of insurance in Connecticut and Illinois, respectively, and are eligible to write certain lines of insurance in some other U.S. jurisdictions on an excess or surplus lines basis (AXIS Reinsurance, AXIS Insurance and AXIS Surplus are collectively referred to as the "AXIS U.S. Subsidiaries"). The AXIS U.S. Subsidiaries are subject to the laws and regulations of their respective states of domicile and other jurisdictions in which they are licensed or otherwise eligible to engage in business. These laws and regulations, among other things, subject some affiliate transactions between such entities and other members of our holding company system to regulatory authority and require them to maintain minimum levels of capital, surplus and liquidity and comply with applicable risk-based capital requirements. In addition, they impose restrictions on the payment of dividends and distributions and in some cases require them to file insurance premium rates and policy forms. These rules and regulations may have the effect of restricting the ability of the AXIS U.S. Subsidiaries to write new business or distribute assets to AXIS Capital. The purpose of the state insurance laws and regulations is to protect U.S. insureds and U.S. ceding insurance companies, not our shareholders. In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

        AXIS Specialty Europe.    AXIS Specialty Europe is a non-life insurance company incorporated under the laws of Ireland and as such is subject to the regulation and supervision of the Irish Regulatory Authority pursuant to the Insurance Acts and Regulations. Without the consent of the Irish

Regulatory Authority, AXIS Specialty Europe is not permitted to reduce the level of its capital, may not make any dividend payments, may not make intercompany loans and must maintain a minimum solvency margin. Additionally, AXIS Specialty Europe has agreed with the Irish Regulatory Authority to limit the level of reinsurance business that it writes. These rules and regulations may have the effect of restricting the ability of AXIS Specialty Europe to write new business or distribute assets to AXIS Capital.

        AXIS Re.    AXIS Re is a reinsurance company incorporated under the laws of Ireland. Under Irish law, a reinsurance company such as AXIS Re is required to maintain a minimum level of paid up share capital. As a general matter, AXIS Re is not subject to the same level of regulation in Ireland as AXIS Specialty Europe. However, the Insurance Acts and Regulations provide that the Irish Regulatory Authority may create regulations that cause the general insurance laws and regulations in Ireland to apply to reinsurance companies that carry on the type of business that AXIS Re carries on. If any regulations were adopted, such regulations could require AXIS Re to apply to the Irish Regulatory Authority to be authorized to carry on its business, which authorization would likely contain conditions with which AXIS Re would then have to comply, such as in regard to capitalization, maintenance of reserves, reserving policy, investment policy, solvency requirements and the filing of returns. If such an application for authorization were not successful or if AXIS Re were unable to comply with such conditions as might be attached to such authorization, it would not be lawful for it to continue to carry on its business and it would have to cease operations. The Irish Regulatory Authority has the power to direct AXIS Re to cease writing business indefinitely or for a specified period for, among other grounds, inadequate capitalization, unsuitable directors and/or management or insufficient staff based in Ireland. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or results of operations.

        In addition, the European Commission is currently finalizing a draft directive to establish a harmonized framework for reinsurance supervision in the EU. Once implemented, the directive will permit a reinsurer licensed in one EU member state, which has notified its "home state" regulator of its intention to do so, to carry on business in any other EU member state without requiring further authorization. The European Commission has indicated in various communications on the subject that the supervisory regime for reinsurers would be largely based on existing rules for direct insurers with some modifications. Once the reinsurance supervision directive is implemented in Ireland, AXIS Re will be required to apply to the Irish Regulatory Authority to be authorized to carry on its business (or it may be entitled to rely on "grandfather" provisions which will deem it to be so authorized). In either event, AXIS Re will be subject to more stringent regulatory requirements such as capitalization, maintenance of reserves, reserving policy, investment policy, solvency requirements and the filing of returns. If such an application for authorization were not successful or if AXIS Re were unable to comply with the conditions that might be attached to the authorization, it would not be lawful for it to continue to carry on its business and it would have to cease operations.

Our inability to obtain the necessary credit could affect our ability to offer reinsurance in certain markets.

        AXIS Specialty is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, our reinsurance clients typically require AXIS Specialty to post letters of credit or other collateral. We expect that our credit facility will be used for this purpose. However, if this facility is not sufficient or if we are unable to renew this facility or are unable to arrange for other types of security on commercially reasonable terms, AXIS Specialty could be limited in its ability to write business for some of our clients.

Our ability to pay dividends and to make payments on indebtedness may be constrained by our holding company structure.

        AXIS Capital is a holding company and has no direct operations of its own. AXIS Capital does not expect to have any significant operations or assets other than its ownership of the shares of its operating insurance and reinsurance subsidiaries, AXIS Specialty, AXIS Re, AXIS Specialty Europe, AXIS Reinsurance, AXIS Insurance and AXIS Surplus (collectively, our "Insurance Subsidiaries"). Dividends and other permitted distributions from our Insurance Subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends to our shareholders. Our Insurance Subsidiaries (with the exception of AXIS Re) are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations and our ability to pay dividends and make payments on our indebtedness.

Our ability to pay dividends and make other payments may be constrained by regulatory and other constraints.

        AXIS Capital is subject to Bermuda regulatory constraints that will affect its ability to declare and pay dividends on its common shares and make other payments. Under the Companies Act, AXIS Capital may declare or pay a dividend or make a distribution out of contributed surplus only if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and issued share capital and share premium accounts. Furthermore, our ability to pay dividends is limited under our credit facility, which provides that we cannot pay cash dividends to our shareholders in excess of $150 million in the aggregate for any fiscal year during the period that any commitments or obligations are outstanding thereunder. Furthermore, in order to reduce its total statutory capital by 15% or more, AXIS Specialty would require the prior approval of the BMA.

Our founding shareholders and some of our directors may have conflicts of interest with us.

        Our founding shareholders and some of our directors hold positions, engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. Of our directors, Mr. Charles Davis is Chairman and Chief Executive Officer of MMC Capital, Inc. and a Vice Chairman of Marsh & McLennan Companies. Inc. Mr. Thomas Forrester is the Chief Financial Officer of The Progressive Corporation, Mr. Donald Greene is a director of AXA Financial, Equitable Life Assurance and Associated Electric & Gas Insurance Services Limited, and Mr. Frank Tasco is a director of Travelers Property Casualty Corp. In addition, we derive a significant portion of our business through insurance and reinsurance relationships and other arrangements in which Marsh or its affiliates have acted as a broker or insurance or reinsurance intermediary. Our directors have sponsored, and may in the future sponsor, other entities engaged in or intending to engage in insurance and reinsurance underwriting, some of which may compete with us. They have also entered into or may in the future enter into, agreements with companies that may compete with us. We do not have any agreement or understanding with any of these parties regarding the resolution of potential conflicts of interest. We may not be in a position to influence any party's decision to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in our shareholders' best interests.

AXIS Capital is a Bermuda company and it may be difficult for you to enforce judgments against it or its directors and executive officers.

        AXIS Capital is incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, some of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

        We have been advised by Conyers Dill & Pearman, our Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named herein, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or such persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Conyers Dill & Pearman that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction's public policy.

Our participation in a securities lending program subjects us to risk of default by the borrowers.

        We participate in a securities lending program whereby our securities, which are included in investments, are loaned to third parties through a lending agent. The loaned securities are collateralized by cash, government securities and letters of credit in excess of the fair market value of the securities held by the lending agent. However, sharp changes in market values of substantial amounts of securities and the failure of the borrowers to honor their commitments, or default by the lending agent in remitting the collateral to us, could have a material adverse effect on our fixed maturity investments or our results of operations.

Risks Related to Our Industry

We operate in a highly competitive environment.

        The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international insurers and reinsurers and with Lloyds' underwriting syndicates, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse effect on our growth and profitability.

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

        The insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly.

Risks Related to Taxation

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations and your investment.

        The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given each of AXIS Capital and AXIS Specialty an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to AXIS Capital, AXIS Specialty or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance's assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Our non-U.S. companies may be subject to U.S. tax that may have a material adverse effect on our results of operations.

        AXIS Capital and AXIS Specialty are Bermuda companies, AXIS Holdings Ireland, AXIS Re and AXIS Specialty Europe are Irish companies and AXIS Specialty UK Limited ("AXIS UK") and AXIS Specialty UK Holdings Limited ("AXIS UK Holdings") are U.K. companies. We intend to manage our business so that each of these companies will operate in such a manner that none of these companies will be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service ("IRS") will not contend successfully that any of AXIS Capital or its non-U.S. subsidiaries is/are engaged in a trade or business in the United States. If AXIS Capital or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected.

Our non-U.S. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

        We intend to operate in such a manner so that none of our companies, other than AXIS UK and AXIS UK Holdings, should be resident in the United Kingdom for tax purposes and that none of our companies, other than AXIS Ireland Holdings and AXIS Specialty Europe, should have a permanent establishment in the United Kingdom. Accordingly, we expect that none of our companies other than AXIS UK, AXIS UK Holdings, AXIS Ireland Holdings and AXIS Specialty Europe should be subject to U.K. tax. Nevertheless, because neither case law nor U.K. statutes conclusively define the activities that constitute trading in the United Kingdom through a permanent establishment, the U.K. Inland Revenue might contend successfully that any of our companies, in addition to AXIS UK, AXIS UK Holdings, AXIS Ireland Holdings and AXIS Specialty Europe, is/are trading in the United Kingdom through a permanent establishment in the United Kingdom and therefore subject to U.K. tax. If this were the case, our results of operations could be materially adversely affected.

Our non-Irish companies may be subject to Irish tax that may have a material adverse effect on our results of operations.

        We intend to operate in such a manner so that none of our companies, other than AXIS Ireland Holdings, AXIS Re and AXIS Specialty Europe, should be resident in Ireland for tax purposes and that none of our companies, other than AXIS Ireland Holdings, AXIS Re and AXIS Specialty Europe, should be treated as carrying on a trade through a branch or agency in Ireland. Accordingly, we expect that none of our companies other than AXIS Ireland Holdings, AXIS Re and AXIS Specialty Europe should be subject to Irish corporation tax. Nevertheless, since the determination as to whether a company is resident in Ireland is a question of fact to be determined based on a number of different factors and since neither case law nor Irish legislation conclusively defines the activities that constitute trading in Ireland through a branch or agency, the Irish Revenue Commissioners might contend successfully that any of our companies, in addition to AXIS Ireland Holdings, AXIS Re and AXIS Specialty Europe, is resident in or otherwise trading through a branch or agency in Ireland and therefore subject to Irish corporation tax. If this were the case, our results of operations could be materially adversely affected.

If corporate tax rates in Ireland increase, our results of operations could be materially adversely affected.

        Trading income derived from the insurance and reinsurance businesses carried on in Ireland by AXIS Specialty Europe and AXIS Re is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various EU member states have, from time to time, called for harmonization of corporate tax rates within the EU. Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates in the EU. The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax until at least the year 2025. If, however, tax laws in Ireland change so as to increase the general corporation tax rate in Ireland, our results of operations could be materially adversely affected.

If investments held by AXIS Specialty Europe or AXIS Re are determined not to be integral to the insurance and reinsurance businesses carried on by those companies, additional Irish tax could be imposed and our business and financial results could be materially adversely affected.

        Based on administrative practice, taxable income derived from investments made by AXIS Specialty Europe and AXIS Re is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the insurance and reinsurance businesses carried on by those companies. AXIS Specialty Europe and AXIS Re intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the insurance and reinsurance businesses carried on by AXIS Specialty Europe and AXIS Re. If, however, investment income earned by AXIS Specialty Europe or AXIS Re exceeds these thresholds, or if the administrative practice of the Irish Revenue Commissioners changes, Irish corporation tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected.

The impact of Bermuda's letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

        The Organization for Economic Cooperation and Development (the "OECD") has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated April 18, 2002 and updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Cautionary Statement Regarding Forward-looking Statements

        This prospectus contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may," "should," "could," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential" and "intend." Forward-looking statements contained in this prospectus include information regarding our expectations regarding pricing and other market conditions, our growth prospects, the amount of our net losses and loss reserves, the level of amortized ceded premiums in our global insurance and U.S. reinsurance segments, the level of gross premiums earned in our global reinsurance and U.S. reinsurance segments, the projected amount of our capital expenditures, managing interest rate and foreign currency risks, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4) failure of any of the loss limitation methods we employ, (5) the effects of emerging claims and coverage issues, (6) the failure of our cedents to adequately evaluate risks, (7) the loss of one or more key executives, (8) a decline in our ratings with Standard & Poor's and A.M. Best, (9) loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition, (12) general economic conditions and (13) the other matters set forth under Item 8, "Management's Discussions and Analysis of Financial Condition and Results of Operations—Risk Factors" included in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
of AXIS Capital Holdings Limited

        We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE
Hamilton, Bermuda

February 25, 2005

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

As at December 31, 2004 and 2003

(Expressed in thousands of U.S. dollars, except share amounts)

	December 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$632,329	$605,175
Fixed maturity investments at fair market value (Amortized cost 2004: $5,114,997; 2003: $3,359,102)	5,128,345	3,385,576
Other investments	271,344	—
Accrued interest receivable	47,487	29,530
Net receivable for investments sold	—	3,371
Securities lending collateral	865,311	—
Insurance and reinsurance premium balances receivable	914,562	660,530
Deferred acquisition costs	211,082	136,281
Prepaid reinsurance premiums	271,187	164,999
Reinsurance recoverable balances	588,649	124,899
Reinsurance recoverable balances on paid losses	7,650	—
Intangible assets	31,734	24,579
Other assets	68,605	37,333

Total Assets	$9,038,285	$5,172,273

Liabilities
Reserve for losses and loss expenses	$2,404,560	$992,846
Unearned premiums	1,644,771	1,143,447
Insurance and reinsurance balances payable	247,940	151,381
Accounts payable and accrued expenses	89,804	67,451
Securities lending payable	864,354	—
Net payable for investments purchased	49,854	—
Debt	498,938	—

Total Liabilities	5,800,221	2,355,125

Shareholders' Equity
Share capital (Authorized 800,000,000 common shares, par value $0.0125; issued and outstanding 2004: 152,764,917; 2003: 152,474,011)	1,910	1,906
Additional paid-in capital	2,017,144	2,000,731
Accumulated other comprehensive gain	12,915	25,164
Retained earnings	1,206,095	789,347

Total Shareholders' Equity	3,238,064	2,817,148

Total Liabilities & Shareholders' Equity	$9,038,285	$5,172,273

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended December 31, 2004, 2003 and 2002

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenues
Gross premiums written	$3,012,311	$2,273,645	$1,108,003
Premiums ceded	(588,638)	(365,258)	(89,726)
Change in unearned premiums	(395,276)	(472,157)	(481,427)

Net premiums earned	2,028,397	1,436,230	536,850
Net investment income	152,072	73,961	71,287
Net realized gains	13,634	22,567	26,070
Other insurance related income (loss)	11,253	25,019	(639)

Total revenues	2,205,356	1,557,777	633,568

Expenses
Net losses and loss expenses	1,246,244	734,019	229,265
Acquisition costs (related party 2004: $108,990; 2003: $86,118; 2002: $34,267)	280,568	186,297	91,200
General and administrative expenses	187,305	136,526	57,610
Foreign exchange gains	(14,484)	(32,215)	(9,610)
Interest expense	5,285	1,478	1,414

Total expenses	1,704,918	1,026,105	369,879

Income before income taxes	500,438	531,672	263,689
Income tax (expense) recovery	(5,440)	678	1,430

Net Income	494,998	532,350	265,119

Other comprehensive income, net of tax
Unrealized gains (losses) arising during the period	(3,216)	14,372	25,805
Adjustment for re-classification of losses (gains) realized in income	(9,033)	(14,692)	135

Comprehensive income	$482,749	$532,030	$291,059

Weighted average common shares and common share equivalents—basic	152,553,677	144,262,881	135,442,240

Weighted average common shares and common share equivalents—diluted	165,875,823	155,690,763	138,480,623

Earnings per share—basic	$3.24	$3.69	$1.96

Earnings per share—diluted	$2.98	$3.42	$1.91

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2004, 2003 and 2002

(Expressed in thousands of U.S. dollars)

	December 31, 2004	December 31, 2003	December 31, 2002
Share Capital
Balance at beginning of period	$1,906	$1,727	$1,689
Cumulative effect of change in accounting for unearned stock grant compensation	—	(23)	—
Issued during period	4	202	38

Balance at end of period	1,910	1,906	1,727

Additional paid-in capital
Balance at beginning of period	2,000,731	1,686,599	1,646,950
Cumulative effect of change in accounting for unearned stock grant compensation	—	(13,456)	—
Shares issued during period, net of costs	(1,718)	326,997	39,649
Stock option exercise	729	166	—
Stock option expense	3,085	425	—
Stock compensation expense	14,317	—	—

Balance at end of period	2,017,144	2,000,731	1,686,599

Deferred Compensation
Balance at beginning of period	—	(20,576)	(1,311)
Cumulative effect of change in accounting for unearned stock grant compensation	—	13,479	—
Deferred compensation issued during period	—	(1,115)	(25,480)
Amortization of deferred compensation	—	8,212	6,215

Balance at end of period	—	—	(20,576)

Accumulated other comprehensive gain (loss)
Balance at beginning of period	25,164	25,484	(456)
Change in unrealized gains (losses)	(12,594)	989	25,940
Change in deferred taxes	345	(1,309)	—

Balance at end of period	12,915	25,164	25,484

Retained earnings
Balance at beginning of period	789,347	267,799	2,680
Dividends paid	(78,250)	(10,802)	—
Net income for period	494,998	532,350	265,119

Balance at end of period	1,206,095	789,347	267,799

Total Shareholders' Equity	$3,238,064	$2,817,148	$1,961,033

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002

(Expressed in thousands of U.S. dollars)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows provided by operating activities:
Net income	$494,998	$532,350	$265,119
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on sales of investments	(13,634)	(22,567)	(26,070)
Amortization of discounts on fixed maturities	31,136	36,200	5,665
Amortization of deferred compensation and option expense	17,403	8,637	6,215
Amortization of intangible assets	1,562	3,375	—
Amortization of deferred debt expenses	56	—	—
Accrued interest receivable	(17,957)	(13,028)	(8,036)
Insurance and reinsurance premium balances receivable	(254,032)	(322,822)	(314,012)
Deferred acquisition costs	(74,801)	(59,115)	(74,951)
Prepaid reinsurance premiums	(106,188)	(115,326)	(49,673)
Reinsurance recoverable balances	(463,750)	(123,196)	(1,703)
Reinsurance recoverable balances on paid losses	(7,650)	—	—
Intangible assets	(8,717)	—	—
Other assets	(27,759)	(22,368)	(12,926)
Reserve for loss and loss expenses	1,411,714	776,912	214,971
Unearned premiums	501,324	587,485	531,100
Insurance and reinsurance balances payable	96,559	46,485	104,896
Accounts payable and accrued expenses	21,396	31,023	19,987

Total adjustments	1,106,662	811,695	395,463

Net cash provided by operating activities	1,601,660	1,344,045	660,582
Cash flows provided by (used in) investing activities:
Net cash paid in acquisition of subsidiaries	—	(34,664)	(40,399)
Purchases of other investments	(269,436)	—	—
Purchases of available-for-sale securities	(7,468,849)	(13,338,244)	(7,326,772)
Sales and maturities of available-for-sale securities	5,747,301	11,585,056	6,664,246

Net cash used in investing activities	(1,990,984)	(1,787,852)	(702,925)
Cash flows provided by (used in) financing activities:
Dividend	(78,250)	(10,802)	—
Proceeds received from issuance of senior notes	495,714	—	—
Issue of shares, net	(986)	330,488	9,969

Net cash provided by financing activities	416,478	319,686	9,969
Increase/(decrease) in cash and cash equivalents	27,154	(124,121)	(32,374)
Cash and cash equivalents—beginning of period	605,175	729,296	761,670

Cash and cash equivalents—end of period	$632,329	$605,175	$729,296

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

1.    History

        AXIS Capital Holdings Limited ("AXIS Capital") is a holding company organized under the laws of Bermuda. AXIS Capital was incorporated on December 9, 2002. AXIS Specialty Limited ("AXIS Specialty") commenced operations on November 20, 2001. AXIS Specialty and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer consummated on December 31, 2002 (the "Exchange Offer"). In the Exchange Offer, the shareholders of AXIS Specialty exchanged their shares for identical shareholdings in AXIS Capital. Following the Exchange Offer, AXIS Specialty distributed its wholly owned subsidiaries to AXIS Capital. The Exchange Offer represents a business combination of companies under common control and has been accounted for at historical cost. As a result, the consolidated financial information presented gives effect to the exchange of equity interests as though it occurred as of the inception date of AXIS Specialty on November 8, 2001. AXIS Capital through its subsidiaries provides a broad range of insurance and reinsurance products on a worldwide basis.

        AXIS Specialty Holdings Ireland Limited, a wholly owned subsidiary of AXIS Capital, was incorporated in Ireland on January 28, 2002 and acts as a holding company for AXIS Specialty Europe Limited and AXIS Re Limited. AXIS Specialty Europe Limited became licensed as an Irish insurer in May 2002. AXIS Re Limited also became entitled to carry on reinsurance business from Ireland in May 2002. AXIS Specialty London was established in June 2003 as a UK branch of AXIS Specialty Europe Limited. The branch commenced underwriting facultative business in London during September 2003. AXIS Re Europe was established in August 2003 as a Swiss branch of AXIS Re Limited. The branch commenced underwriting reinsurance business in Zurich during November 2003.

        AXIS Specialty U.S. Holdings Inc., a wholly owned subsidiary of AXIS Capital, was incorporated in Delaware on March 11, 2002. It acts as a holding company for AXIS Capital's United States operations. AXIS Reinsurance Company ("AXIS Reinsurance") is domiciled in New York and is licensed to write insurance and reinsurance in all 50 states in the United States, the District of Columbia and Puerto Rico. AXIS Specialty Insurance Company ("AXIS Insurance") is a Connecticut domiciled insurer, licensed in Connecticut and surplus lines eligible in 37 of the states and the District of Columbia. AXIS Surplus Insurance Company is an Illinois domiciled insurer, licensed in Illinois, Alabama and Georgia and surplus lines eligible in 45 states and the District of Columbia.

2.    Summary of Significant Accounting Policies

a)    Basis of Presentation

        These consolidated financial statements include the accounts of AXIS Capital and all of its subsidiaries (together, the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All significant inter-company accounts and transactions have been eliminated. Certain amounts in 2003 and 2002 have been reclassified to conform to current year presentation. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

        Actual results could differ significantly from those estimates. The major estimates reflected in the Company's consolidated financial statements include the reserves for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the estimation of accruals for amounts due under incentive commission agreements and the estimation of fair values for derivative contracts. The terms "FAS" and "FASB" used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

b)    Investments

Investments available for sale

        Investments that are considered to be "available for sale" under the definition included in FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" are reported at fair market value. The fair market value of investments is based upon quoted market values. The net unrealized gain or loss on investments, net of tax, is included as accumulated other comprehensive gain (loss) in shareholders' equity.

        Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on sales of investments are determined based on the specific identification method. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment fees. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

Cash and cash equivalents

        Cash and cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

Other investments

        The Company accounts for its other investments at fair value based on the most recently available financial information. The Company has no significant influence and does not participate in the management of these investments. Interest, dividend income, income distributions and realized gains and losses are included in net investment income. The net unrealized gain or loss on investments, net of tax, is included as accumulated other comprehensive gain (loss) in shareholders' equity.

Other than temporary declines in investments

        The Company routinely assesses whether declines in fair value of its investments represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company's intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is an other than temporary impairment in the fair value of the security, the cost of the security is written down to the fair value and the unrealized loss at the time of the determination is charged to income.

c)    Premiums and Acquisition Costs

        Premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums assumed are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Premiums are generally contractually stated except for business written on a line slip or proportional basis. Under FAS 60 "Accounting and Reporting by Insurance Enterprises" a company is permitted to book premium as long as it is reasonably estimable. For line slip premiums, the Company receives an initial estimate of expected premium from the client via the broker. In the case of proportional contracts, the Company receives an estimate of the expected premium to be ceded from its client. The Company actively monitors the emergence of actual premium data on line slip policies and proportional reinsurance contracts and adjusts its estimates of written premiums to reflect reported premiums on a periodic basis as reliable information becomes available.

        Premiums are earned over the terms of the policies in proportion to the risks to which they relate. Unearned premiums represent the portion of premiums written that is applicable to the unexpired portion of the policies in force.

        Reinstatement premiums are recognized at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and are earned on a pro-rata basis over the remaining risk period.

        Acquisition costs, primarily fees and commissions paid to brokers and taxes, vary with and are directly related to the acquisition of policies and are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed.

d)    Reinsurance

        In the normal course of business, the Company seeks to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various lines of business with other reinsurers. Reinsurance premiums ceded are expensed over the period the reinsurance coverage is provided. Prepaid reinsurance premiums represent the portion of premiums ceded on the unexpired term of the policies in force. Reinstatement premiums ceded are recorded at the time a loss event occurs where coverage limits for the remaining life of a contract are reinstated under pre-defined contract terms and are expensed over the remaining risk period. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss reserve associated with the underlying policy.

e)    Losses and Loss Expenses

        Reserves for losses and loss expenses include reserves for unpaid reported losses and loss expenses and for losses incurred but not reported ("IBNR"). The reserves for unpaid reported losses and loss expenses are established by management based on amounts reported from insureds or ceding companies and for additional case reserves established on known events where official notification has not been reported or is not considered adequate. The reserves represent the estimated ultimate costs of events or conditions that have been reported to or specifically identified by the Company.

        IBNR is estimated by management in consultation with independent actuaries who use actuarial models to derive IBNR, primarily the Bornhuetter-Ferguson method although the initial expected loss ratio and chain ladder ("loss emergence") methods are also utilized for some lines of business. The Bornhuetter-Ferguson method is typically used by companies with limited loss experience. This method takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date.

        For the global insurance and U.S. insurance segments, the assumed ultimate loss and loss expense ratios are based on benchmarks derived from the independent actuary's wider market experience together with our limited historical data. These benchmarks are then adjusted for rating increases or decreases and changes in terms and conditions that have been observed in the market and by the Company. For the global reinsurance segment, the assumed ultimate loss and loss expense ratios are based on contract-by-contract initial expected loss ratios derived during pricing together with benchmarks derived from the independent actuary's wider market experience. For the U.S. reinsurance segment, the assumed ultimate loss and loss expense ratios are based on a review carried out by the independent actuaries of the pricing loss ratios on a contract-by-contract basis together with benchmarks derived from the independent actuary's wider market experience.

        Applying these loss and loss expense ratios to earned premium derives the estimated baseline ultimate costs of the losses from which paid losses and reported case reserves are deducted to generate baseline IBNR. The actuarial methodologies used to derive the baseline estimate can not fully allow for all uncertainties within the Company's business. To account for some of these uncertainties, the independent actuaries have performed, in conjunction with management, an analysis of additional factors to be considered when establishing IBNR. These uncertainties may vary over time, but generally contemplate matters such as the timing and emergence of claims or short term market trends that might alter our otherwise consistent, baseline approach. A combination of the baseline estimate of IBNR and the reserves for the additional uncertainties constitutes management's and the actuaries' best estimate of IBNR.

        While management believes that the reserves for unpaid losses and loss expenses are sufficient to pay losses that fall within coverages assumed by the Company, the actual losses and loss expenses incurred by the Company may be greater or less than the reserve provided. Due to the limited length of time that the Company has been operating, actual loss experience is limited; this increases the potential for significant deviation from currently estimated amounts. The methods of determining such estimates and establishing the resulting reserve are reviewed quarterly and any adjustments are reflected in operations in the period in which they become known.

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

        The Company adopted FAS No. 123 effective January 1, 2003 by applying the prospective method permitted under FAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure." Prior to 2003, the Company followed Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to all of its stock-based compensation prior to January 1, 2003.

		Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net income, as reported		$494,998	$532,350	$265,119
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	15,008	7,526	6,233
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(17,848)	(12,968)	(11,387)

Pro-forma net income		$492,158	$526,908	$259,965

Earnings per share:
	Basic—as reported	$3.24	$3.69	$1.96

	Basic—pro forma	$3.23	$3.65	$1.91

	Diluted—as reported	$2.98	$3.42	$1.91

	Diluted—pro forma	$2.97	$3.38	$1.87

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

j)    Intangible Assets

        The Company accounts for intangible assets in accordance with FAS No. 142 "Goodwill and Other Intangible Assets." The Company does not amortize goodwill or identifiable intangible assets with indefinite lives, but rather re-evaluates on a yearly basis, or whenever changes in circumstances warrant, the recoverability of the assets. If it is determined that an impairment exists, the Company adjusts the carrying value of the assets to the fair value. In respect of intangible assets with definite lives, the Company will amortize the value over the assets over their useful lives.

        The Company has recorded the purchase of numerous U.S. state licenses as intangible assets with indefinite lives, as they provide a legal right to transact business indefinitely and could be resold.

k)    Taxation

        Certain subsidiaries of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are provided based upon enacted tax laws and rates applicable in the relevant jurisdictions. Deferred income taxes are provided on all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        A valuation allowance against deferred tax assets is recorded when management's assessment indicates that it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future.

l)    New Accounting Pronouncements

        In September 2004, the FASB issued Emerging Issues Taskforce ("EITF") Issue 03-1-1, which delayed the effective date of paragraphs 10-20 of EITF Issue No 03-1. Paragraphs 10-20 of EITF Issue No. 03-1 give guidance on how to evaluate and recognize an impairment loss that is other than temporary. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1-a. The proposed FSP states: (1) an investor should assert its ability and intent to hold an investment until a forecasted recovery at an individual security level; (2) minor impairments caused by interest-rate and /or sector-spread increases can be considered temporary and would not create the need for an assertion about the ability and intent to hold an investment until a forecasted recovery; (3) an impairment is considered other than temporary when the investor's assertion to hold an investment until a forecasted recovery changes; and (4) there are circumstances in which a sale of an interest-rate impaired or sector-spread impaired security, for which an investor had asserted its ability and intent to hold until a forecasted recovery, may not necessarily call into question the investor's ability and intent to hold other securities to recovery. Pursuant to the Company's current policy on other-than-temporary impairments, the Company generally does not consider impairments of debt securities to be other-than-temporary when the impairment is caused solely by temporary market changes, such as interest rates and/or sector spreads for debt securities. Once EITF 03-1-a is finalized, the Company will complete an evaluation as to the impact on its policy and process for determining other-than-temporary impairments for investments. Adoption of this standard is not expected to have a material impact on shareholders' equity since fluctuations in fair value of available-for-sale securities are already recorded in accumulated other comprehensive income; however, it could have a material effect on results of operations.

        On December 16, 2004, the FASB issued Statement No 123 (revised 2004), Share-Based Payment ("FAS 123R"). FAS 123R replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB opinion No.25 "Accounting for Stock Issued to Employees". The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company already records compensation expense for awards of stock options and restricted stock to employees based on the fair value of the awards, consequently this statement will not have a material impact on the Company's results of operations or financial condition.

3.    Segment Information

        The Company consists of four underwriting segments—global insurance, global reinsurance, U.S. insurance and U.S. reinsurance. In addition, there is a corporate segment that includes the investment and financing operations of the Company. The Company evaluates the performance of each underwriting segment based on underwriting results. With effect from January 1, 2004, the Company included the personnel expenses of its underwriters in general and administrative expenses; prior to that date, they were included in acquisition costs. Disclosures relating to prior periods have been restated to reflect this change. In addition, with effect from January 1, 2004, the Company allocated all of its general and administrative costs, except for its corporate expenses, to its underwriting segments. The Company's corporate costs include holding company costs necessary to support the Company's worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. Prior periods have not been restated to reflect the full allocation of general and administrative costs, as the Company's underwriting segments were not fully operational throughout 2003. Other items of revenue and expenditure are not evaluated at the segment level. In addition, management does not allocate its assets by segment as it considers the underwriting results of each segment separately from the results of its investment portfolio.

        Certain business written by the Company has loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company's and an individual segment's results and operational cash flows.

Global Insurance

        The Company's global insurance segment principally consists of specialty lines business sourced outside of the U.S. but covering exposures throughout the world. In this segment, the Company offers clients tailored solutions in order to respond to their distinctive risk characteristics. Since most of the lines in this segment are for physical damage and related perils and not for liability coverage, the segment is principally short to medium tail business. This means that claims are generally made and settled earlier than in long tail business.

Global Reinsurance

        The Company's global reinsurance segment principally consists of treaty reinsurance business sourced outside of the U.S. and underwritten in our Bermuda and Zurich offices. The Company's Bermuda office primarily sources business from clients based outside of continental Europe, whereas the Zurich office sources business from clients based in continental Europe. The Company's Bermuda based portfolio consists of short tail severity-driven products that principally cover property exposures. The Zurich based portfolio consists notably of short tail property exposures but also more medium tail exposures such as motor excess of loss and trade credit lines of business. As the majority of this segment's business is short tail in nature, it typically allows the Company to determine the ultimate loss experience within a relatively short period of time after a contract has expired.

U.S. Insurance

        The Company's U.S. insurance segment primarily consists of specialty lines business sourced in the U.S. and covers exposures predominantly in the U.S. The U.S. insurance segment includes the following risk classifications: property, liability and professional lines.

U.S. Reinsurance

        The Company's U.S. reinsurance segment principally consists of treaty reinsurance business sourced in the U.S. and focuses almost exclusively on exposures in the U.S. The underlying property and casualty business classes covered by the treaties the Company writes in the U.S. reinsurance segment include professional lines, liability, property, marine and aviation. The following is an analysis of the underwriting results, ratios and the reserves for losses and loss expenses for the four underwriting segments:

Year ended December 31, 2004

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total
Gross premiums written	$1,095,328	$766,007	$824,235	$326,741	—	$3,012,311
Ceded premiums	(162,130)	(28,122)	(394,148)	(4,238)	—	(588,638)
Net premiums written	933,198	737,885	430,087	322,503	—	2,423,673
Gross premiums earned	913,382	662,767	689,037	245,661	—	2,510,847
Net premiums earned	796,566	640,877	349,287	241,667	—	2,028,397
Other insurance related income	10,264	989	—	—	—	11,253
Net losses and loss expenses	(451,724)	(350,259)	(234,746)	(209,515)	—	(1,246,244)
Acquisition costs	(124,953)	(94,160)	(10,779)	(50,676)	—	(280,568)
General and administrative expenses	(35,052)	(29,725)	(71,482)	(11,937)	—	(148,196)

Underwriting income (loss)	195,101	167,722	32,280	(30,461)	—	364,642
Corporate expenses					(39,109)	(39,109)
Net investment income					152,072	152,072
Realized gains on investments					13,634	13,634
Interest expense					(5,285)	(5,285)
Foreign exchange gains					14,484	14,484

Income before income taxes						$500,438

Net loss and loss expense ratio	56.7%	54.7%	67.2%	86.7%		61.4%
Acquisition cost ratio	15.7%	14.7%	3.1%	21.0%		13.8%
General and administrative expense ratio	4.4%	4.6%	20.5%	4.9%	1.9%	9.2%

Combined ratio	76.8%	74.0%	90.8%	112.6%		84.4%

Reserve for losses and loss expenses	$881,897	$517,993	$760,596	$244,074	n/a	$2,404,560

Year ended December 31, 2003

	Global Insurance	Global Reinsurance	U.S. Insurance	U.S. Reinsurance	Corporate	Total
Gross premiums written	$980,661	$462,938	$625,898	$204,148	—	$2,273,645
Ceded premiums	(40,753)	(9,370)	(311,798)	(3,337)	—	(365,258)
Net premiums written	939,908	453,568	314,100	200,811	—	1,908,387
Gross premiums earned	832,023	426,252	354,649	88,091	—	1,701,015
Net premiums earned	763,339	418,235	168,252	86,404	—	1,436,230
Other insurance related income	24,467	552	—	—	—	25,019
Net losses and loss expenses	(387,953)	(174,391)	(108,497)	(63,178)	—	(734,019)
Acquisition costs	(99,458)	(65,773)	(2,645)	(18,421)	—	(186,297)
General and administrative expenses	(15,901)	(5,317)	(18,485)	(3,712)	—	(43,415)

Underwriting income	284,494	173,306	38,625	1,093	—	497,518
Corporate expenses					(93,111)	(93,111)
Net investment income					73,961	73,961
Realized gains on investments					22,567	22,567
Interest expense					(1,478)	(1,478)
Foreign exchange gains					32,215	32,215

Income before income taxes						$531,672

Net loss and loss expense ratio	50.8%	41.7%	64.5%	73.1%		51.1%
Acquisition cost ratio	13.0%	15.7%	1.6%	21.3%		13.0%
General and administrative expense ratio	2.1%	1.3%	11.0%	4.3%	6.5%	9.5%

Combined ratio	65.9%	58.7%	77.1%	98.7%		73.6%

Reserve for losses and loss expenses	$481,729	$227,351	$223,765	$60,001	n/a	$992,846

Year ended December 31, 2002

	Global Insurance	Global Reinsurance	Corporate	Total
Gross premiums written	$793,759	$314,244	—	$1,108,003
Ceded premiums	(89,726)	—	—	(89,726)
Net premiums written	704,033	314,244	—	1,018,277
Gross premiums earned	354,667	222,237	—	576,904
Net premiums earned	314,613	222,237	—	536,850
Other insurance related loss	(639)	—	—	(639)
Net losses and loss expenses	(137,848)	(91,417)	—	(229,265)
Acquisition costs	(50,677)	(40,523)	—	(91,200)
General and administrative expenses	(6,006)	(6,497)	—	(12,503)

Underwriting income	119,443	83,800	—	203,243
Corporate expenses			(45,107)	(45,107)
Net investment income			71,287	71,287
Realized gains on investments			26,070	26,070
Interest expense			(1,414)	(1,414)
Foreign exchange gains			9,610	9,610

Income before income taxes				$263,689

Net loss and loss expense ratio	43.8%	41.1%		42.7%
Acquisition cost ratio	16.1%	18.3%		17.0%
General and administrative expense ratio	1.9%	2.9%	8.4%	10.7%

Combined ratio	61.8%	62.3%		70.4%

Reserve for losses and loss expenses	$132,628	$83,306	n/a	$215,934

        The following table shows an analysis of the Company's gross premiums written by domicile of subsidiary for the years ended December 31, 2004, 2003 and 2002:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Bermuda	$1,163,389	$995,454	$1,015,027
Europe	660,064	415,356	90,192
United States	1,188,858	862,835	2,784

Total	$3,012,311	$2,273,645	$1,108,003

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

        These purchases have been accounted for under the purchase method of accounting. The assets of the two companies (fixed income securities $23.0 million, cash $3.4 million and licenses $14.1 million) were recorded at their fair values on the date of completion of the acquisitions. The process of determining the fair value of the acquired assets, as required under purchase accounting, included independent valuations. The purchase prices have been fully allocated against the fair values of the assets; consequently, no goodwill was recorded. At the dates that AXIS Insurance and AXIS Reinsurance were acquired, the pre-acquisition liabilities had been assumed by the sellers or their affiliates. The respective sellers further agreed to indemnify the acquired companies and our U.S. holding company from and against any and all such liabilities. Some of the underlying liabilities have been reinsured with third parties. Other liabilities are being collateralized by the pledge of securities. In the event that the reinsurance and collaterization are insufficient to pay all covered insurance claims, and the sellers do not fulfill their obligations under the indemnification, the Company would have liability for such claims. Given the remote possibility of this event, the Company did not record any of the claim liabilities.

5.    Intangible Assets

        The following table shows an analysis of intangible assets for the years ended December 31, 2004, 2003 and 2002:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Additions and Balance at December 31, 2002	$—	$14,079	$—	$14,079
Additions	2,750	3,000	6,000	11,750
Amortization	—	—	(1,250)	(1,250)

Balance at December 31, 2003	2,750	17,079	4,750	24,579
Additions	—	—	8,717	8,717
Amortization	—	—	(1,562)	(1,562)

Balance at December 31, 2004	$2,750	$17,079	$11,905	$31,734

        On February 17, 2003, the Company acquired the renewal rights to the directors and officers insurance and related product lines written by the Financial Insurance Solutions Group ("FIS") of Kemper Insurance Companies in exchange for an agreement to make an override payment. The override payment is based on a percentage of gross written premiums of all FIS accounts that are renewed by the Company. The Company has recorded the fair value of the renewal rights as an intangible asset and will amortize the cost over an estimated useful life of four years. The Company acquired these rights to broaden its U.S. product range within its U.S. insurance segment.

6.    Investments

a)    Net Investment Income

        Net investment income is derived from the following sources:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Fixed maturities and cash equivalents	$155,701	$79,728	$74,996
Other investments	3,394	—	—
Net investment expenses	(7,023)	(5,767)	(3,709)

Net investment income	$152,072	$73,961	$71,287

        The following represents an analysis of gross realized gains (losses) and the change in unrealized gains on investments included within Accumulated other comprehensive gain:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Gross realized gains	$30,193	$51,088	$47,003
Gross realized losses	(13,761)	(23,533)	(24,488)

Net realized gains on fixed maturities	16,432	27,555	22,515
Net realized and unrealized (losses) gains on derivative instruments	(2,798)	(4,988)	3,555

Net realized gains on investments	$13,634	$22,567	$26,070

Change in unrealized gains (losses) on fixed maturities and other investments	$(12,594)	$989	$25,940

b)    Fixed Maturity Investments

        All fixed maturity investments are held as available for sale. The amortized cost and fair market values are as follows:

	Year Ended December 31, 2004
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. government and agency securities	$1,730,096	$6,186	$(10,475)	$1,725,807
Non U.S. government securities	117,702	2,834	(162)	120,374
Corporate debt securities	956,439	11,688	(4,686)	963,441
Mortgage-backed securities	1,707,668	11,794	(4,703)	1,714,759
Asset-backed securities	349,014	703	(1,172)	348,545
States, municipalities and political subdivisions	254,078	2,204	(863)	255,419

Total fixed income maturities	$5,114,997	$35,409	$(22,061)	$5,128,345

	Year Ended December 31, 2003
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. government and agency securities	$1,248,941	$5,828	$(2,120)	$1,252,649
Non-U.S. government securities	16,777	555	(5)	17,327
Corporate debt securities	706,383	13,516	(2,023)	717,876
Mortgage-backed securities	1,005,164	10,429	(2,661)	1,012,932
Asset-backed securities	187,775	2,244	(284)	189,735
States, municipalities and political subdivisions	194,062	1,608	(613)	195,057

Total fixed income maturities	$3,359,102	$34,180	$(7,706)	$3,385,576

        The unrealized losses on fixed maturity securities were split as follows:

	Year Ended
	December 31, 2004	December 31, 2003
Six months or less	$8,524	$4,966
Greater than six months but less than 12 months	11,366	2,571
Greater than or equal to 12 months	2,171	169

	$22,061	$7,706

        As of December 31, 2004, there were approximately 890 securities (2003: 640) in an unrealized loss position with a fair market value of $2,700.9 million (2003: $1,027.9 million). Of these securities, there are 78 securities (2003: 6) that have been in an unrealized loss position of 12 months or greater with a fair market value of $88.6 million (2003: $5.9 million). As of December 31, 2004, none (2003: none) of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

        The following table sets forth certain information regarding the credit ratings of the Company's fixed maturity portfolio:

	As of December 31, 2004
Rating *	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in thousands)
AAA	$4,095,993	$4,102,562	80.0%
AA	200,091	201,050	3.9%
A	513,548	514,903	10.0%
BBB	305,365	309,830	6.1%

Total	$5,114,997	$5,128,345	100.0%

*
Ratings as assigned by Standard & Poor's Corporation

        The contractual maturities of fixed maturity securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2004
Maturity	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in thousands)
Due in one year or less	$324,727	$324,080	6.3%
Due after one year through five years	1,826,766	1,820,425	35.5%
Due after five years through ten years	773,555	782,372	15.3%
Due after ten years	133,267	138,164	2.7%

Subtotal	3,058,315	3,065,041	59.8%
Mortgage and asset-backed securities	2,056,682	2,063,304	40.2%

Total	$5,114,997	$5,128,345	100.0%

        At December 31, 2004, $23.7 million (2003: $24.4 million) of securities were on deposit with various state or government insurance departments in order to comply with relevant insurance regulations.

c)    Other Investments

        The Company recently expanded its investment strategy to other asset sectors. At December 31, 2004, the Company had $271.3 million of other investments at fair value, representing 4.5% of total cash and investments. These investments consist of the following at December 31, 2004:

As of December 31, 2004 Estimated Fair Market Value
($ in thousands)
Collateralized Loan Obligations ("CLO's")	$80,813
Medium Term Notes	165,531
Investment Fund	25,000

$271,344

        The investments in medium term notes represent an interest in several funds of European fixed income securities. The investment in investment fund represent an investment in a hedge fund that allocates its capital among a select group of independent managers. The Company accounts for our other investments at estimated fair market value based on the most recent financial information available from various fund managers, underwriters and third party administrators. The Company has invested in various CLO's with the investments ranging from the equity to the senior debt tranches. The investments have typically been in the form of combination notes. At December 31, 2004, the Company had invested in seven different CLO's with underlying assets totaling $3.7 billion.

d)    Securities Lending

        The Company participates in a securities lending program whereby the Company's securities, which are included in investments, are loaned to third parties, primarily major brokerage firms for short periods of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $848.0 million and $nil million in securities on loan at December 31, 2004 and December 31, 2003, respectively.

7.    Losses and Loss Expenses

        Unpaid losses and loss expenses consist of:

	December 31, 2004	December 31, 2003
Reserve for reported losses and loss expenses	$585,827	$179,881
Reserve for losses incurred but not reported	1,818,733	812,965

Reserve for losses and loss expenses	$2,404,560	$992,846

        Net losses and loss expenses incurred consist of:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Net losses and loss expense payments	$303,600	$89,410	$16,958
Change in unpaid losses and loss expenses	1,406,350	752,771	214,010
Reinsurance recoveries	(463,706)	(108,162)	(1,703)

Net losses and loss expenses incurred	$1,246,244	$734,019	$229,265

        The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid losses and loss expenses for the periods indicated:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Unpaid losses and loss expenses at beginning of period	$992,846	$215,934	$963
Reinsurance recoverable balances at beginning of period	(124,899)	(1,703)	—

Net unpaid losses and loss expenses at beginning of period	867,947	214,231	963
Increase in net losses and loss expenses incurred in respect of losses occurring in:
Current year	1,427,956	789,807	230,063
Prior year	(181,712)	(55,788)	(798)

Total incurred losses and loss expenses	1,246,244	734,019	229,265
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(190,576)	(43,314)	(16,943)
Prior year	(113,024)	(46,096)	(15)

Total net paid losses	(303,600)	(89,410)	(16,958)
Net losses acquired	656	5,867	—
Foreign exchange loss	4,664	3,240	961

Net unpaid losses and loss expenses at end of period	1,815,911	867,947	214,231
Reinsurance recoverable balances	588,649	124,899	1,703

Gross unpaid losses and loss expenses at end of period	$2,404,560	$992,846	$215,934

        As the Company writes business with loss experience generally characterized as low frequency and high severity in nature, this will result in volatility in its financial results. The Company incurred net losses and loss expenses of $266.3 million relating to Hurricanes Charley, Frances, Ivan and Jeanne. Our estimates for the losses incurred from these hurricanes were derived from formal loss advises, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses.

        During the years ended December 31, 2004 and 2003, the Company has experienced favorable loss development on prior year losses. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by experience to date. During the years ended December 31, 2004 and December 31, 2003, actual claims were less than expected, which resulted in favorable development.

8.    Reinsurance

        The Company purchases reinsurance to reduce the risk of exposure to loss. The Company's global insurance and reinsurance segments purchase reinsurance to reduce exposure to large losses. The Company's U.S. insurance segment purchases significant reinsurance to reduce the volatility in severity-driven classes of business. The segments purchase three types of reinsurance cover: facultative; excess of loss; and quota share. Facultative covers are typically assumed with the original business. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. This excess point can be based on the size of an industry loss or a fixed monetary amount. Generally these covers are purchased on a package policy basis, as they provide cover for a number of lines of business within one contract. Quota share covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss reserves from reinsurers. The Company remains liable to the extent that reinsurers do not meet their obligations under these agreements and, therefore, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverable was $3,194 as at December 31, 2004 (2003; $794: 2002; $nil). The breakdown of reinsurance by type of cover for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Quota Share	$249,441	$209,638	$—
Excess of Loss	295,280	129,164	79,259
Facultative	43,917	26,456	10,467

	$588,638	$365,258	$89,726

        Gross premiums written, ceded and net amounts of premiums written and premiums earned for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned
Gross	$3,012,311	$2,510,847	$2,273,645	$1,701,015	$1,108,003	$576,904
Ceded	(588,638)	(482,450)	(365,258)	(264,785)	(89,726)	(40,054)

Net	$2,423,673	$2,028,397	$1,908,387	$1,436,230	$1,018,277	$536,850

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

a)    Derivative Contracts

        From time to time the Company enters into contracts that meet the definition of a derivative contract under FAS 133. The Company has recorded these contracts at fair value with any changes in the value reflected in other insurance related income in the consolidated statement of operations and comprehensive income. Generally, the contracts are modeled on prevailing market conditions and certain other factors relating to the structure of the contracts. When data is not readily available from the market, the Company uses data from independent counterparties. The Company's model takes into account movements on credit spreads and credit qualities. The change in fair value recorded for the year ended December 31, 2004 was $11.3 million (2003: $25.0 million; 2002: $(0.6) million).

        As at December 31, 2004, a net asset of $8.3 million (2003: $5.5 million) was included in insurance and reinsurance premiums receivable. The notional value of such contracts at December 31, 2004 was $315.0 million (2003: $343.4 million: 2002: $315 million).

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

During the year ended December 31, 2004, the Company recorded realized and unrealized (losses) gains on foreign currency forward contracts of $(3.0) million (2003: $0.5 million; 2002: $1.3 million). As at December 31, 2004, the net contractual amount of foreign currency forward contracts was $30.0 million (2003: $3.8 million; 2002: $0.4 million), with an unrealized loss of $0.1 million (2003 and 2002: $negligible).

        With effect from July 1, 2003, the Company adopted FAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". As a result, some of its mortgage-backed securities are required to be classified as derivatives and the unrealized gains (losses) associated with these securities that were previously recorded in accumulated other comprehensive gain (loss) are now recorded in net realized gains (losses). During the year ended December 31, 2004, the Company recorded realized and unrealized (losses) gains on mortgage-backed investment derivatives of $0.3 million (2003: $(5.5) million). As at December 31, 2004, the Company did not hold any mortgage-backed investment derivatives in its investment portfolio.

        During the first half of 2002, the Company utilized other investment derivatives as was permitted by its guidelines in effect at that time. During the year ended December 31, 2002, the Company recorded $2.3 million of realized and unrealized gains on other investment derivatives.

10.    Debt and Financing Arrangements

a)    Senior Notes

        On November 15, 2004, the Company issued $500.0 million of senior unsecured debt ("Senior Notes") at an issue price of 99.785%, generating net proceeds of $495.7 million. The Senior Notes bear interest at a rate of 5.75%, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the Senior Notes will mature on December 1, 2014. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price, however, the Company has no current intentions of calling the Senior Notes. The Senior Notes contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restriction as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with the related covenants at December 31, 2004.

        Interest expense includes interest payable, amortization of the offering discount and amortization of debt offering expenses. The offering discount and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. For the year ended December 31, 2004, the Company incurred interest expense, for the Senior Notes of $3.7 million. Interest payments commence on June 1, 2005.

b)    Credit Facilities

        As at December 31, 2004, the Company had a $750 million revolving credit facility available from a syndicate of commercial banks. Up to $750 million may be used to issue letters of credit and up to $300 million for general corporate purposes with total borrowing not to exceed $750 million. As at December 31, 2004, the Company had letters of credit of $421.7 million (2003: $127.3 million)

outstanding. There was no debt outstanding under the credit facility, as at December 31, 2004 or December 31, 2003.The credit facility contains various loan covenants that include, among other things, the requirement that the Company maintain a minimum level of capital and surplus and a debt to total capitalization ratio. The Company was in compliance with all covenants contained in the credit facility at December 31, 2004.

11.    Commitments and Contingencies

a)    Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and reinsurance recoverable balances. The investment portfolio is managed by external advisors in accordance with prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company did not have an aggregate exposure in a single entity, other than in U.S. Government and U.S. Government agency securities, of more than 2% of shareholders' equity at December 31, 2004. Concentration of credit risk with respect to reinsurance recoverable balances is limited due to the number of reinsureds used on the Company's reinsurance programmes. As at December 31, 2004, five reinsurers accounted for 46.3% of reinsurance balances recoverable. Of this percentage, 19.4 percentage points are with reinsurers rated A+ by AM Best, 16.1 percentage points are with reinsurers rated A by AM Best and 0.3 percentage points are with reinsurers rated A- by AM Best.

b)    Brokers

        The Company produces its business through brokers and direct relationships with insurance companies. During the year ended December 31, 2004, three brokers accounted for approximately 58.9% (2003: 64.5%; 2002: 69.2%) of the total gross premiums written by the Company. One broker accounted for approximately 30.2% (2003: 33.7%; 2002: 37.9%), the second for approximately 19.3% (2003: 19.3%; 2002: 20.7%) and the third for approximately 9.4% (2003: 11.5%; 2002: 10.6%). Each of these brokers is a large, well established company. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written in the years ended December 31, 2004, 2003 and 2002.

c)    Lease Commitments

        The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the year ended December 31, 2004 was approximately $7,139 (2003: $5,088: 2002: $1,885).

        Future minimum lease payments under the leases are expected to be as follows:

Year
2005	$7,785
2006	7,844
2007	7,125
2008	6,838
2009	6,439
Later years	28,039

Total minimum future lease commitments	$64,070

d)    Letter of Intent

        On November 4, 2004 the Company signed a letter of intent for a proposed acquisition of all of the outstanding common stock of a Wisconsin domiciled insurance company admitted in 46 States and the District of Columbia. The purchase price will be based on market value of the statutory capital and surplus at the date of acquisition and a sum equating to the value of the number of insurance licenses acquired. The acquisition is subject to the completion of a definitive agreement and necessary regulatory approvals.

e)    Other Investments

        The Company has invested in senior preferred shares of a CLO with a carrying value of $17.5 million. In connection with this investment, the Company has commitments that may require additional funding of up to $7.5 million through February 2006.

12.    Earnings Per Share

        The following table sets forth the comparison of basic and diluted earnings per share:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Basic earnings per share
Net income	$494,998	$532,350	$265,119

Weighted average common shares outstanding	152,553,677	144,262,881	135,442,240

Basic earnings per share	$3.24	$3.69	$1.96

Diluted earnings per share
Net income	$494,998	$532,350	$265,119

Weighted average common shares outstanding	152,553,677	144,262,881	135,442,240

Share equivalents
Warrants	10,360,766	8,936,187	2,537,387
Options	2,173,949	1,847,847	395,510
Restricted Stock	787,431	643,848	105,486

Weighted average common shares outstanding—diluted	165,875,823	155,690,763	138,480,623

Diluted earnings per share	$2.98	$3.42	$1.91

13.    Shareholders' Equity

a)    Authorized Shares

        The authorized share capital is 800,000,000 common shares, par value of $0.0125 per share. The following table is a summary of changes in common shares issued and outstanding:

	December 31, 2004	December 31, 2003
Issued and outstanding shares, beginning of period	152,474,011	138,168,520
Cumulative effect of change in accounting for unearned stock grant compensation	—	(1,718,000)
Shares issued	290,906	16,023,491
Issued and outstanding shares, end of period	152,764,917	152,474,011

        On July 7, 2003, the Company issued 15,410,000 common shares in connection with its initial public offering. The Company received proceeds of $316.0 million after deducting costs associated with the offering of $23.0 million. The amount received in excess of the par value of the common shares was recorded in additional paid-in capital.

        On April 21, 2004, the Company completed a secondary public offering of up to 20,000,000 common shares held by some founding shareholders at a price of $27.91 per share. On April 27, 2004,

the Company completed a secondary public offering of 3,000,000 common shares to cover over-allotments. The Company did not sell any common shares or receive any proceeds in connection with these offerings.

        On December 9, 2004, the Company announced that its Board had authorized the repurchase of up to $350.0 million of its common shares. See note 18 "Subsequent events."

b)    Share Warrants

        In connection with its formation, the Company issued warrants to founding shareholders which entitle them to purchase up to 12% of the aggregate number of outstanding shares, calculated on a fully diluted basis, on the exercise date at a price of $12.50 per share. The warrants are subject to anti-dilution provisions that adjust in the event of dividends, distributions or stock adjustments. In the event of a dividend, a warrant holder may elect to take either an adjustment to both the exercise price and the number of shares issuable upon exercise of the warrants or to take a cash dividend that is paid upon exercise of the warrant. The anti-dilution provisions ensure that the holder is in the same position as if the warrant had been exercised immediately before the dividend, distribution or stock adjustment.

        As at December 31, 2004, 19,619,152 common shares (2003: 19,690,692: 2002: 19,543,304) would be issued pursuant to the warrants, if all warrants were exercised at an average price of $12.48 (2003; $12.43: 2002; $12.50). As at December 31, 2004, the Company had accrued $9.3 million of cash dividends relating to the anti-dilution provision in respect of the warrants. The expiration date for the warrants is November 20, 2011.

        The warrants were granted to the founding shareholders as an inducement to purchase stock in the Company; therefore, no compensation expense has been recorded in connection with the warrants. The fair value of the warrants as at November 20, 2002 of $65.1 million has been included in additional paid-in capital. This value has been calculated using the Black-Scholes option-pricing model. The assumptions used were: risk-free interest rate 5.1%; expected life 7 years; and dividend yield nil.

14.    Benefit Plans

(a)    Employee Benefit Plans

1)    Retirement Plans

        The Company provides retirement benefits to eligible employees through various plans sponsored by the Company.

(i)    Defined contribution plans

        The Company has several defined contribution plans that are managed externally pursuant to which employees and the Company contribute a percentage of the employee's gross salary into the plan each month. During the year ended December 31, 2004, pension expenses totaled $6.0 million (2003: $3.9 million; 2002: $1.0 million).

(ii)    Defined benefit plans

        Effective January 1, 2004, the Company implemented supplemental retirement plans ("SERPs") for two executives. The SERP for Mr. Charman requires the Company to make annual payments to Mr. Charman upon his retirement for a period of 20 years. The benefits vest over a period of two years commencing in 2006. Commencing at age 56, Mr. Charman is entitled to an annual payment of $750,000 compounded by 3% annually for each year commencing from inception. The SERP for Mr. Butt requires the Company to make annual payments to Mr. Butt upon his retirement for a period of 10 years. The benefits vest over a period of two years commencing in 2006. Commencing at age 66, Mr. Butt is entitled to an annual payment of $250,000 compounded by 3% annually for each year commencing from inception. If either Mr. Charman or Mr. Butt dies, is permanently disabled or a change of control of the Company occurs, the remaining benefits under his plan are payable by the Company in a lump sum. The benefits received under the SERPs will be reduced by the benefits received by the executives under the Company's Bermuda retirement plan.

        The following table shows the changes in the benefit obligation and the fair value of plan assets during 2004 and the amounts included in the Company's Consolidated Balance Sheet as of December 31, 2004 for the SERPs:

December 31, 2004
Change in benefit obligation
Benefit obligation amendment	$10,728
Interest cost	643

Benefit obligation at end of year	$11,371

Reconciliation of Funded Status
Funded Status	$(11,371)
Unrecognized prior service cost	$8,582

Accrued benefit income (cost)	$(2,789)

Components of pension expense
Amortization of prior service cost	$2,146
Interest cost	643

Amortization of prior service cost	$2,789

        The weighted-average assumptions used to determine net periodic pension cost and benefit obligations were:

Year Ended December 31, 2004
Discount rate	6.0%
Expected return on plan assets	6.0%

        As of December 31, 2004, the following benefit payments are expected to be paid:

Year ending December 31	Expected Payments
(US$'000)
2005 - 2008	0
2009	1,025
2010 - 2014	5,604

2)    Long Term Equity Compensation Plan

        The Company has adopted a Long-Term Equity Compensation Plan that provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share and performance unit awards and share purchase rights. The maximum number of common shares with respect to which awards may be granted under the plan is 14,855,192, of which 1,200,000 are available for issuance pursuant to share purchase rights and of which 13,655,192 are available for issuance under all other awards. The plan is administered by the Compensation Committee of the Board of Directors.

(i)    Options

        Options granted under the plan generally expire 10 years after the date of grant and generally vest ratably on an annual basis over three years from the date of grant. Exercise prices are established at the fair value of the Company's common shares at the date of grant.

        Effective January 1, 2003, the Company adopted, prospectively, the fair value recognition provisions of FAS No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123") for all stock options granted after January 1, 2003. During the year ended December 31, 2004, the Company expensed $2,955 (2003: $425; 2002: $18) related to the grant of options. The weighted average fair value of options granted during 2004 was $7,331 (2003: $1,099; 2002: $7,676). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004: risk free interest rates of 4.4% (2003: 4.0%; 2002: 3.8%), expected life of 7 years (2003 and 2002: 7 years), a dividend yield of 1.9% (2003: 1.0%; 2002: nil) and an expected volatility of 23% (2003: 22%).

        The following is a summary of stock options and related activity:

	Years Ended
	December 31, 2004		December 31, 2003		December 31, 2002
	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price
Outstanding—beginning of period	4,623,512	$13.33	4,475,512	$13.03	2,589,112	$12.50
Granted	1,079,000	29.48	210,000	20.01	1,886,400	13.71
Exercised	(52,997)	13.76	(13,333)	(12.50)	—	—
Forfeited	(27,334)	22.71	(48,667)	(13.10)	—	—

Outstanding—end of period	5,622,181	$16.38	4,623,512	$13.33	4,475,512	$13.03

        The following table summarizes information about the Company's stock options for options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number of Options	Average Exercise Price	Average Remaining Contractual Life	Number of Options	Average Exercise Price
$12.50-$13.75	3,347,847	$12.55	7.02 yrs	3,100,267	$12.53
$13.76-$15.00	1,034,000	$14.50	7.72 yrs	689,330	$14.50
$15.01-$16.25	99,334	$16.25	8.04 yrs	33,112	$16.23
$16.26-$25.65	79,000	$25.53	8.83 yrs	26,333	$25.53
$25.66-$29.62	1,062,000	$29.61	9.02 yrs	—	—

(ii)    Restricted Stock

        During the year ended December 31, 2004, 550,500 (2003: 79,800; 2002: 1,652,000) restricted common shares with a fair value of $16.3 million (2003: $1.6 million; 2002: $25.5 million) were awarded to employees of the Company and its subsidiaries and 9,600 restricted common shares were cancelled (2003: 36,000; 2002: 2,000) bringing the total issued to date to 2,674,420 (2003: 2,112,320; 2002: 254,500). Of the total issued to date, 200,000 shares were awarded outside of the plan to an employee of the Company and vested immediately upon issuance. The other restricted shares generally vest three years after the date of grant or upon the employee's earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the employee's employment terminates prior to vesting. Compensation equivalent to the estimated fair market value at the date of grant is amortized over a three-year vesting period. During the year ended December 31, 2004, the Company expensed $14,091 (2003: $8,185; 2002: $6,215) in respect of stock.

(iii)    Share Purchase Rights

        The maximum number of shares that may be offered for purchase under the plan pursuant to share purchase rights is 1,200,000. Share purchase rights may only be granted to employees. In order to assist employees in purchasing shares pursuant to a grant of share purchase rights, the Company guaranteed full recourse loans secured by the shares purchased with the loan proceeds to employees who were not executive officers of the Company. At December 31, 2004 the maximum guaranteed amount was $4.7 million (2003: $ 4.7 million). During the year ended December 31, 2004, there were no share purchase rights exercisable for common shares (2003: 583,240; 2002: 338,320) awarded to employees of the Company and its subsidiaries. At December 31, 2004, 921,560 common shares were issued pursuant to outstanding share purchase rights and no unexercised share purchase rights outstanding.

(b)    Director Benefit Plans

(i)    2004 Directors Long-Term Equity Compensation Plan

        The Company has adopted a Directors Long-Term Equity Compensation Plan that provides for the grant of non-qualified stock options and stock awards (restricted and unrestricted) to non-employee directors of the Company. The maximum number of common shares with respect to which awards may be granted under the plan is 1,200,000. The plan is administered by the Board of Directors. In 2004 and 2003, the directors were awarded a grant of 8,000 stock options plus $20,000 worth of common shares pursuant to a restricted stock grant. In addition, directors may elect to receive their fees in common shares rather than cash. All awards are made at the fair market value of the common shares at the time of grant. As at December 31, 2004, 72,000 (2003: 32,000) stock options, 32,625 (2003:24,450) common shares and 3,798 (2003: 2,448) restricted stock awards had been granted under the plan.

(ii)    2004 Directors Deferred Compensation Plan

        The Company has an unfunded nonqualified deferred compensation plan that allows participating directors to elect (i) the amount, if any, of cash or stock as fees for services to be deferred and (ii) the form in which payment is to be made. Directors who choose to defer fees otherwise payable in shares are credited a number of phantom stock units equal in amount to the number of shares of stock deferred. In the event a cash dividend is declared on the stock, the portion of the participant's deferral account denominated in phantom share units is credited with additional phantom share units (or portions thereof). Directors who choose to defer fees otherwise payable in cash are credited with interest on their cash deferral at a rate for the year of deferral that is 100 basis points above the 12-month LIBOR rate for deposits of U.S. dollars. Amounts deferred are 100% vested at all times. Generally, benefits are paid upon termination of service as a director. As at December 31, 2004, 27,708 (2003: 17,620) phantom share units had been issued under the plan.

15.    Related Party Transactions

        The transactions listed below are classified as related party transactions, as each counterparty has either a direct or indirect shareholding in the Company.

        AXIS Specialty entered into an advisory agreement in November 2001 with MMC Capital, Inc. ("MMC Capital"). Under this agreement, MMC Capital from time to time provides advice and assistance to the Company in connection with transactions and other matters as may be agreed by MMC Capital and the Company. The agreement has a five year term during which AXIS Specialty pays an annual fee of $1.0 million. During the year ended December 31, 2004, AXIS Specialty incurred $1.0 million (2003: $1.0 million; 2002: $1.0 million) of fees and expenses to MMC Capital pursuant to this agreement of which $250 (2003: $250) was included in accounts payable and accrued expenses.

        AXIS Specialty entered into an agreement in November 2001 with The Putnam Advisory Company, L.L.C. ("Putnam") under which Putnam was appointed as an investment manager of part of the Company's investment portfolio. This agreement was entered into on an arms length basis on terms generally available in the market. During the year ended December 31, 2004, AXIS Specialty incurred $716 (2003: $704; 2002: $671) of fees pursuant to this agreement of which $248 (2003: $176) was included in accounts payable and accrued expenses.

        AXIS Specialty and AXIS Capital entered into agreements in November 2001 and December 2002 with J.P. Morgan Investment Management Inc. and its affiliates ("J.P. Morgan Investment Management") under which J.P. Morgan Investment Management was appointed as an investment manager of part of the Company's investment portfolio. These agreements were entered into on an arms length basis on terms available generally in the market. During the year ended December 31, 2004, AXIS Specialty incurred $688 (2003: $530; 2002: $441) of fees pursuant to these agreements of which $178 (2003: $146) was included in accounts payable and accrued expenses.

        During the year ended December 31, 2004, JPMorgan Chase Bank acted as administrative agent and lender for the Company's $750 million revolving credit facility. In addition, certain subsidiaries of the Company hold several bank accounts with JPMorgan Chase Bank. During the year ended December 31, 2004, the Company incurred fees in relation to these transactions of $678 (2003: $678; 2002: $658), of which $37 (2003: $210) was included in accounts payable and accrued expenses.

        During the year ended December 31, 2004, HSBC Bank USA acted as a lender for our syndicated credit facility. Some of our subsidiaries also hold several bank accounts with the Bank of Bermuda. During the year ended December 31, 2004, we incurred fees in connection with these transactions of $134 (2003: $18; 2002: $20), of which $30 (2003: $nil) was included in accounts payable and accrued expenses.

        The Company's subsidiaries use Marsh & McLennan Companies, Inc ("Marsh") and its subsidiaries for accounting and human resources consulting services and placement of insurance. During the year ended December 31, 2004, the Company incurred $648 (2003: $1,172; 2002: $570) in fees in connection with these transactions of which $51 (2003:$44) was included in accounts payable and accrued expenses. In addition, the Company pays brokerage and commissions to Marsh, which vary based on the amount of business produced. During the year ended December 31, 2004, the Company incurred $109.0 million (2003: $86.1 million; 2002: $34.3 million) in brokerage fees and commissions in connection with these transactions.

        In connection with its initial public offering, the Company used the investment banking services of JP Morgan Securities and Credit Suisse First Boston LLC. For these services, they received fees of $1.9 million and $2.4 million, respectively. During the year ended December 31, 2004, J.P. Morgan Securities, Inc., and Credit Suisse First Boston LLC acted as underwriters in the Company's secondary offering for which they received fees of $1.8 million and $1.2 million, respectively. In addition, in connection with the issuance of Senior Notes, the Company used the investment banking services of JP Morgan Securities for which they received fees of $1.1 million.

        During the year ended December 31, 2004, the Company invested in several collateralized loan obligations. The collateral manager of one of these investments was Blackstone Debt Advisors L.P., who as collateral manager is entitled to management fees payable by the collateralized obligations in the ordinary course of business. An underwriter for some of these investments was an affiliate of Credit Suisse Boston LLC, who is entitled to underwriting fees in the ordinary course of business.

        During the year ended December 31, 2004, the Company invested in a hedge fund that is managed by Blackstone Alternative Asset Management, LP, who is entitled to management fees in the ordinary course of business. This investment was made on December 31, 2004 and as such we did not incur any fees during 2004 in connection with this investment.

        In addition, the Company provides insurance in the ordinary course of business to various entities that are affiliated with some of its directors and with some of its principal shareholders. These transactions are negotiated on an arm's length basis.

16.    Taxation

        Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

        The Company's U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations thereunder. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes will apply.

        The Company has operating subsidiaries and branch operations in Ireland, the United Kingdom and Switzerland and is subject to the relevant taxes in those jurisdictions.

        Income tax (expense) recovery for the years ended December 31, 2004, 2003 and 2002 was as follows:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Current income tax expense	$17,931	$8,306	$641
Deferred income tax recovery	(12,491)	(8,984)	(2,071)

Total income tax expense (recovery)	$5,440	$(678)	$(1,430)

        Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax asset (liability) are as follows:

	December 31, 2004	December 31, 2003
Deferred tax assets:
Discounting of loss reserves	$14,248	$6,818
Unearned premium	16,337	6,845
Other	4,644	1,399

	35,229	$15,062

Deferred tax liabilities:
Deferred acquisition costs	(10,474)	$(5,021)
Other	(3,108)	(1,916)

	(13,582)	(6,937)

Net deferred tax asset	$21,647	$8,125

        In Management's judgement, the gross deferred tax asset will more likely than not be realized as reductions of future taxes paid. The net deferred tax asset is included in other assets in the consolidated balance sheet.

        The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate.

Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2004 and 2003 is provided below:

	December 31, 2004	December 31, 2003
Expected tax provision at weighted average rate	$9,341	$(2,244)
Permanent differences:
Non taxable income	(2,121)	(718)
State, local and other taxes	560	402
Non deductible expenses	379	350
Prior year adjustments	(2,242)	572
Other	(477)	960

Total tax (expense) recovery	$5,440	$(678)

17.    Statutory Financial Information

        The Company's insurance and reinsurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Ireland and the United States. Statutory capital and surplus as reported to the relevant regulatory authorities for the principal operating subsidiaries of the Company as of December 31, 2004 and 2003 was as follows:

	Bermuda		Ireland		United States
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Required statutory capital and surplus	$950,862	$776,259	$20,062	$28,928	$108,721	$47,900
Actual statutory capital and surplus	$2,316,971	$1,696,141	$733,400	$717,349	$707,658	$679,499

        The difference between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, certain net deferred tax assets, intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables. The Company's U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a Company falls below the control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors.

        The maximum dividends that may be paid by the Company's U.S. insurance operations are restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of the Company's U.S. insurance entities without prior regulatory approval is limited to unassigned surplus (statutory equivalent of retained earnings) and cannot exceed 10% of total statutory capital and surplus. At December 31, 2004, the maximum dividend that the Company's U.S. insurance operations could pay without regulatory approval was approximately $9.6 million.

        Except as noted for the U.S. operations, there are no other statutory restrictions on the payment of dividends from retained earnings by any of the Company's subsidiaries as applicable minimum levels of statutory capital and surplus requirements have been met and all regulatory requirements and licensing rules complied with.

18.    Stock Split

        These financial statements have been retroactively adjusted for an 8 for 1 share split, which was effective on June 30, 2003.

19.    Subsequent Event

        On February 16, 2005, the Company repurchased 12,783,094 common shares owned by initial investors at the formation of the Company, at an average price of $27.38 per common share. These repurchases were made pursuant to the Company's share repurchase program.

20.    Condensed Unaudited Quarterly Financial Data

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Gross premiums written	$1,044,123	$629,319	$687,700	$651,169
Net premiums earned	471,248	486,403	521,798	548,948
Net income	166,786	140,856	6,279	181,077
Comprehensive income	195,528	55,757	60,469	170,995
Net income per share—basic	$1.09	$0.92	$0.04	$1.19
Net income per share—diluted	$1.00	$0.84	$0.04	$1.09
	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Gross premiums written	$608,587	$551,450	$633,942	$479,666
Net premiums earned	302,427	335,592	397,466	400,744
Net income	107,119	117,754	146,982	160,495
Comprehensive income	112,514	124,595	148,851	146,070
Net income per share—basic	$0.79	$0.86	$0.97	$1.05
Net income per share—diluted	$0.75	$0.81	$0.90	$0.97

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management has performed an evaluation, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act as of December 31, 2004. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management's Annual Report on Internal Control Over Financial Reporting

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company's management has performed an assessment, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon that assessment, the Company's management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The Company's independent registered public accounting firm has issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears below.

        All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

        The Company's management has performed an evaluation, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004. Based upon that evaluation, the Company's management is not aware of any change in its internal control over financial reporting that occurred during quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
of AXIS Capital Holdings Limited

        We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that AXIS Capital Holdings Limited and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 25, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE
Hamilton, Bermuda
February 25, 2005

ITEM 9B.    OTHER INFORMATION

        Not applicable.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements, Financial Statement Schedules and Exhibits.

1.    Financial Statements

        Included in Part II—See Item 8 of this report.

2.    Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule II	—	Condensed Financial Information of Registrant
Schedule III	—	Supplementary Insurance Information
Schedule IV	—	Supplementary Reinsurance Information
Schedule VI	—	Supplementary Information Concerning Property/Casualty Insurance Operations

3.    Exhibits

        The exhibits listed below and designated with an asterisk are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents indicated in parenthesis following the descriptions of the exhibits.

Exhibit Number	Description of Document
3.1
Certificate of Incorporation and Memorandum of Association of AXIS Capital (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Amendment No. 1)(No. 333-103620) filed on April 16, 2003)
*3.2	Bye-laws of AXIS Capital
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3)(No. 333-103620) filed on June 10, 2003)
4.2	Amended and Restated Series A Warrant for the Purchase of Common Shares (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)
4.3
Senior Indenture between AXIS Capital and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 15, 2004)
4.4
First Supplemental Indenture between AXIS Capital and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on November 15, 2004)
10.1
Amended and Restated Shareholders Agreement, dated December 31, 2002, among the Registrant and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003)
10.2
Employment Agreement between John R. Charman and AXIS Specialty, dated as of December 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)
10.3
Service Agreement between Robert J. Newhouse, Jr. and AXIS Specialty, dated as of November 20, 2001 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003)
10.4
Service Agreement between Michael A. Butt and AXIS Specialty, dated as of December 15, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)
10.5
Service Agreement between Michael E. Morrill and AXIS Specialty U.S. Services, Inc., dated as of February 26, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on May 5, 2004)
10.6
Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated as of February 6, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on May 5, 2004)

10.7	Employment Agreement between Andrew Cook and AXIS Specialty, dated as of December 10, 2001 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 5, 2004)
10.8	Employment Agreement between William A. Fischer and AXIS Specialty, dated as of November 26, 2001 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 5, 2004)
10.9
Employment Agreement between John Gressier and AXIS Specialty Europe, dated as of November 21, 2002 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003)
10.10
Employment Agreement between Richard Strachan and AXIS Specialty Europe, dated as of November 21, 2002 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003)
10.11
Employment Agreement between Lorraine S. Mariano and AXIS Specialty U.S. Services Inc. dated as of April 1, 2004 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed on August 6, 2004)
10.12	Employment Agreement between Carol S. Rivers and AXIS Specialty, dated as of August 1, 2003 (incorporated by reference to Exhibit 10.6 to the Company's 10-Q filed on May 5, 2004)
10.13	Employment Agreement between John Murray and AXIS Specialty, dated as of October 15, 2004 (incorporated by reference to Exhibit 99.1 to the Company Form 8-K filed on October 19, 2004)
10.14
Credit Agreement among the Registrant, the subsidiary account parties thereto, various lending institutions and JPMorgan Chase Bank as Administrative Agent, dated as of March 25, 2004 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement of Form S-1(Registration No. 333-113951) filed on April 6, 2004)
10.15	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 14.5 to the Company's Registration Statement on Form S-1 (Amendment No. 2)(No. 333-103620) filed on May 17, 2003)
10.16	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003)
10.17	2003 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Amendment No. 2)(No. 333-103620) filed on May 19, 2003)
10.18
AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement of Form S-1 (Registration No. 333-113951) filed on April 6, 2004
10.19	AXIS 2002 Additional Bonus Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.20
Supplemental Executive Retirement Agreement between AXIS Specialty Limited and Michael A. Butt, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.7 to the Company's 10-Q filed on May 5, 2004)
10.21
Supplemental Executive Retirement Agreement between AXIS Specialty Limited and John R. Charman as of January 1, 2004 (incorporated by reference to Exhibit 10.8 to the Company's 10-Q filed on May 5, 2004)
10.22	2005 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed on December 15, 2004)
10.23	2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company Form 8-K filed on December 15, 2004)
*21.1	Subsidiaries of the registrant
*23.1	Consent of Deloitte & Touche
*24.1	Power of Attorney (included as part of signature pages hereto)
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2005.

AXIS CAPITAL HOLDINGS LIMITED
By:	/s/ JOHN R. CHARMAN John R. Charman Chief Executive Officer and President

POWER OF ATTORNEY

        We, the undersigned directors and executive officers of AXIS Capital Holdings Limited, hereby severally constitute, Andrew Cook, Carol S. Rivers and Clare E. Moran, and each of them singly, as our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2005.

Signature	Title

/s/ JOHN R. CHARMAN John R. Charman	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ ANDREW COOK Andrew Cook	Chief Financial Officer (Principal Financial Officer)
/s/ CLARE E. MORAN Clare E. Moran	Executive Vice President and Controller (Controller)
/s/ MICHAEL A. BUTT
Michael A. Butt	Director
/s/ ROBERT J. NEWHOUSE, JR.
Robert J. Newhouse, Jr.	Director

/s/ CHARLES A. DAVIS
Charles A. Davis	Director
/s/ ROBERT L. FRIEDMAN
Robert L. Friedman	Director
/s/ W. THOMAS FORRESTER
W. Thomas Forrester	Director
/s/ DONALD J. GREENE
Donald J. Greene	Director
/s/ JURGEN GRUPE
Jurgen Grupe	Director
/s/ MAURICE A. KEANE
Maurice A. Keane	Director
/s/ EDWARD J. KELLY, III
Edward J. Kelly, III	Director
/s/ SCOTT A. SCHOEN
Scott A. Schoen	Director
/s/ HENRY SMITH
Henry Smith	Director
/s/ FRANK J. TASCO
Frank J. Tasco	Director
/s/ JEFFREY C. WALKER
Jeffrey C. Walker	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited

        We have audited the consolidated financial statements of AXIS Capital Holdings and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004 (which report expresses an unqualified opinion), management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 25, 2005; such consolidated financial statements and reports are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE
/s/ Hamilton, Bermuda
February 25, 2005

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

BALANCE SHEET

As at December 31, 2004 and 2003
(Expressed in thousands of U.S. Dollars)

	December 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$79,861	$20,458
Investments at fair value	50,839	—
Investment in subsidiaries	3,481,813	2,747,915
Intercompany receivable	122,547	23,860
Other assets	3,209	12

Total Assets	$3,738,269	$2,792,245

Liabilities
Accounts payable	$14,182	$261
Debt	498,938	—

Total Liabilities	513,120	261
Shareholders' Equity
Share capital	1,910	1,906
Additional paid-in capital	2,017,144	2,000,731
Retained earnings	1,206,095	789,347

Total Shareholders' Equity	3,225,149	2,791,984

Total Liabilities & Shareholders' Equity	$3,738,269	$2,792,245

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended December 31, 2004, 2003 and 2002
(Expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenue
Equity in net earnings of subsidiaries	$499,898	$536,689	$267,792
Net investment income	506	799	7
Realized gains	—	542	—
Expenses
General and administrative expenses	1,679	5,680	—
Financing expense	3,727	—	—

Income before income taxes	494,998	532,350	267,799
Income Taxes	—	—	—

Net Income	494,998	532,350	267,799
Other comprehensive income
Unrealized gains (losses) arising during the year	—	583	(41)
Adjustment for re-classification of (gains) losses realized in income	—	(542)	—

Comprehensive income	$494,998	$532,391	$267,758

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

STATEMENT OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002
(Expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows provided by operating activities:
Net income	$494,998	$532,350	$267,799
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of discounts on fixed maturities	(51)	140	2
Amortization of deferred debt expenses	56	—	—
Gains on sale of investments	—	(542)	—
Amortization of deferred compensation and option expense	17,403	8,637	—
Accrued interest receivable	—	378	(378)
Intercompany receivable	(98,687)	(23,860)	—
Intercompany payable	—	(11,218)	—
Other assets	(29)	34	—
Accounts payable	13,921	261	—
Purchase of accrued interest receivable	—	—	369
Equity in net earnings of subsidiaries	(499,898)	(536,689)	(267,792)

Total adjustments	(567,285)	(562,859)	(267,799)

Net cash used in operating activities	(72,287)	(30,509)	0
Cash flows provided by (used in) investing activities:
Dividend from subsidiary	20,000	149,900	125,000
Purchases/sales of fixed maturities and short-term investments	(50,788)	64,453	(64,422)
Investment in subsidiaries	(254,000)	(543,650)	—

Net cash provided by (used in) investing activities	(284,788)	(329,297)	60,578
Cash flows provided by (used in) financing activities:
Issue of shares, net	(986)	330,488	—
Issue of debt, net	495,714	—	—
Dividends paid	(78,250)	(10,802)	—

Net cash provided by financing activities	416,478	319,686	—
Increase (decrease) in cash and cash equivalents	59,403	(40,120)	60,578
Cash and cash equivalents—beginning of period	20,458	60,578	—

Cash and cash equivalents—end of period	$79,861	$20,458	$60,578

SCHEDULE III

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY INSURANCE INFORMATION

For the years ended December 31, 2004, 2003 and 2002
and the period ended December 31, 2001
(Expressed in thousands of U.S. Dollars)

Year ended December 31, 2004

	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Global Insurance	$102,660	$881,897	$767,920	$796,566	$—	$451,724	$124,953	$933,198	$35,052
Global Reinsurance	50,857	517,993	233,495	640,877	—	350,259	94,160	737,885	29,725
U.S. Insurance	14,642	760,596	447,087	349,287	—	234,746	10,779	430,087	71,482
U.S. Reinsurance	42,923	244,074	196,269	241,667	—	209,515	50,676	322,503	11,937
Not allocated to segments	—	—	—	—	152,072	—	—	—	44,394

Total	$211,082	$2,404,560	$1,644,771	$2,028,397	$152,072	$1,246,244	$280,568	$2,423,673	$192,590

Year ended December 31, 2003

	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Global Insurance	$81,197	$481,729	$586,887	$763,339	$—	$387,953	$99,458	$939,908	$15,901
Global Reinsurance	28,613	227,351	130,256	418,235	—	174,391	65,773	453,568	5,317
U.S. Insurance	1,996	223,765	311,114	168,252	—	108,497	2,645	314,100	18,485
U.S. Reinsurance	24,475	60,001	115,190	86,404	—	63,178	18,421	200,811	3,712
Not allocated to segments	—	—	—	—	73,961	—	—	—	94,589

Total	$136,281	$992,846	$1,143,447	$1,436,230	$73,961	$734,019	$186,297	$1,908,387	$138,004

Year ended December 31, 2002

	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Global Insurance	$54,360	$132,628	$461,844	$314,613	$—	$137,848	$50,677	$704,033	$6,006
Global Reinsurance	22,806	83,306	94,118	222,237	—	91,417	40,523	314,244	6,497
Not allocated to segments	—	—	—	—	71,287	—	—	—	46,521

Total	$77,166	$215,934	$555,962	$536,850	$71,287	$229,265	$91,200	$1,018,277	$59,024

Period ended December 31, 2001

	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Global Insurance	$1,983	$886	$22,751	$1,713	$—	$886	$320	$24,465	$—
Global Reinsurance	232	77	2,111	171	—	77	512	2,281	—
Not allocated to segments	—	—	—	—	4,763	—	—	—	2,566

Total	$2,215	$963	$24,862	$1,884	$4,763	$963	$832	$26,746	$2,566

(1)
Investment income is not allocated to the Company's segments as the invested assets are managed centrally.

SCHEDULE IV

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY REINSURANCE INFORMATION

For the years ended December 31, 2004, 2003 and 2002
and the period ended December 31, 2001
(Expressed in thousands of U.S. Dollars)

	Direct Gross Premium	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2004	$1,461	$589	$1,552	$2,424	64%
Year ended December 31, 2003	$1,162	$365	$1,111	$1,908	58%
Year ended December 31, 2002	$469	$90	$639	$1,018	63%
Period ended December 31, 2001	$13	$—	$14	$27	52%

SCHEDULE VI

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY / CASUALTY INSURANCE OPERATIONS

For the years ended December 31, 2004, 2003 and 2002
and the period ended December 31, 2001
(Expressed in thousands of U.S. Dollars)

	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Net Losses and Loss Expenses Incurred in Current Year	Net Losses and Loss Expenses Incurred in Prior Year	Net Paid Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2004	$211,082	$2,404,560	$1,644,771	$2,028,397	$152,072	$1,427,956	$(181,712)	$303,600	$280,568	$192,590	$2,423,673
2003	$136,281	$992,846	$1,143,447	$1,436,230	$73,961	$789,807	$(55,788)	$89,410	$186,297	$138,004	$1,908,387
2002	$77,166	$215,934	$555,962	$536,850	$71,287	$230,063	$(798)	$16,958	$91,200	$59,024	$1,018,277
2001	$2,215	$963	$24,862	$1,884	$4,763	$963	$—	$—	$832	$2,566	$26,746

QuickLinks

AXIS CAPITAL HOLDINGS LIMITED TABLE OF CONTENTS
PART I
Global Insurance—Gross Premiums Written by Line
Global Reinsurance—Gross Premiums Written by Line
Global Reinsurance—Gross Premiums Written by Geographic Area
U.S. Insurance—Gross Premiums Written by Line
U.S. Reinsurance—Gross Premiums Written by Line
Gross Premiums Written by Broker
Gross, Ceded and Net Premiums Written and Earned
Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoveries
Types of Securities in Our Fixed Income Portfolio and Their Fair Market Values and Amortized Costs
Credit Ratings for Our Fixed Income Portfolio
Maturity Distribution for Our Fixed Income Portfolio
Net Investment Income and Returns on Investments
PART II
ISSUER PURCHASES OF EQUITY SECURITIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AXIS CAPITAL HOLDINGS LIMITED CONSOLIDATED BALANCE SHEETS As at December 31, 2004 and 2003 (Expressed in thousands of U.S. dollars, except share amounts)
AXIS CAPITAL HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME For the years ended December 31, 2004, 2003 and 2002 (Expressed in thousands of U.S. dollars, except share and per share amounts)
AXIS CAPITAL HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the years ended December 31, 2004, 2003 and 2002 (Expressed in thousands of U.S. dollars)
AXIS CAPITAL HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2004, 2003 and 2002 (Expressed in thousands of U.S. dollars)
AXIS CAPITAL HOLDINGS LIMITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Expressed in thousands of U.S. dollars, except share and per share amounts)
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
AXIS CAPITAL HOLDINGS LIMITED BALANCE SHEET As at December 31, 2004 and 2003 (Expressed in thousands of U.S. Dollars)
AXIS CAPITAL HOLDINGS LIMITED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME For the years ended December 31, 2004, 2003 and 2002 (Expressed in thousands of U.S. Dollars)
AXIS CAPITAL HOLDINGS LIMITED STATEMENT OF CASH FLOWS For the years ended December 31, 2004, 2003 and 2002 (Expressed in thousands of U.S. Dollars)
AXIS CAPITAL HOLDINGS LIMITED SUPPLEMENTARY INSURANCE INFORMATION For the years ended December 31, 2004, 2003 and 2002 and the period ended December 31, 2001 (Expressed in thousands of U.S. Dollars)
AXIS CAPITAL HOLDINGS LIMITED SUPPLEMENTARY REINSURANCE INFORMATION For the years ended December 31, 2004, 2003 and 2002 and the period ended December 31, 2001 (Expressed in thousands of U.S. Dollars)
AXIS CAPITAL HOLDINGS LIMITED SUPPLEMENTARY INFORMATION CONCERNING PROPERTY / CASUALTY INSURANCE OPERATIONS For the years ended December 31, 2004, 2003 and 2002 and the period ended December 31, 2001 (Expressed in thousands of U.S. Dollars)