Form 10-Q
period 2005-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2005-05-06
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

As of May 4, 2005, there were 142,932,819 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as at March 31, 2005 (Unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations and Comprehensive Income for the Quarters Ended March 31, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Quarters Ended March 31, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2005 and 2004 (Unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits

Signatures

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2005 and December 31, 2004
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Assets
Cash and cash equivalents	$746,065	$632,329
Fixed maturity investments at fair market value
(Amortized cost 2005: $5,144,671; 2004: $5,114,997)	5,088,487	5,128,345
Other investments	329,514	271,344
Accrued interest receivable	41,361	47,487
Securities lending collateral	963,411	865,311
Insurance and reinsurance premium balances receivable	1,309,636	914,562
Deferred acquisition costs	277,469	211,082
Prepaid reinsurance premiums	272,313	271,187
Reinsurance recoverable balances	633,338	588,649
Reinsurance recoverable balances on paid losses	7,765	7,650
Intangible assets	30,847	31,734
Other assets	90,294	68,605
Total Assets	$9,790,500	$9,038,285

Liabilities
Reserve for losses and loss expenses	$2,719,247	$2,404,560
Unearned premiums	2,082,377	1,644,771
Insurance and reinsurance balances payable	287,094	247,940
Accounts payable and accrued expenses	94,859	89,804
Securities lending payable	960,581	864,354
Net payable for investments purchased	185,355	49,854
Debt	498,965	498,938
Total Liabilities	6,828,478	5,800,221

Shareholders’ Equity
Share capital
(Authorized 800,000,000 common shares, par value $0.0125; issued and outstanding 2005: 140,139,501; 2004:152,764,917)	1,752	1,910
Additional paid-in capital	1,673,409	2,017,144
Accumulated other comprehensive (loss) income	(49,394)	12,915
Retained earnings	1,336,255	1,206,095
Total Shareholders’ Equity	2,962,022	3,238,064

Total Liabilities & Shareholders’ Equity	$9,790,500	$9,038,285

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
For the quarters ended March 31, 2005 and 2004
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters ended
	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$1,198,699	$1,044,123
Premiums ceded	(136,628)	(144,933)
Change in unearned premiums	(436,481)	(427,942)
Net premiums earned	625,590	471,248
Net investment income	52,758	31,259
Net realized (losses) gains	(1,393)	10,097
Other insurance related (loss) income	(68)	288
Total revenues	$676,887	$512,892

Expenses
Net losses and loss expenses	$344,290	$242,600
Acquisition costs (related party 2005: $32,945; 2004: $24,698)	91,301	56,963
General and administrative expenses	54,302	41,850
Foreign exchange losses	23,418	1,145
Interest expense	8,078	38
Total expenses	521,389	342,596

Income before income taxes	155,498	170,296
Income tax expense	(3,699)	(3,510)
Net Income	$151,799	$166,786

Other comprehensive income, net of tax
Unrealized (losses) gains arising during the period	(58,066)	31,792
Adjustment for re-classification of gains realized in income	(4,243)	(3,050)

Comprehensive income	$89,490	$195,528

Weighted average common shares outstanding - basic	146,635,717	152,480,904
Weighted average common shares and common share equivalents - diluted	160,429,657	167,252,826

Earnings per share - basic	$1.04	$1.09

Earnings per share - diluted	$0.95	$1.00

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
For the quarters ended March 31, 2005 and 2004
(Expressed in thousands of U.S. dollars)

	Quarters ended
	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Share capital
Balance at beginning of period	$1,910	$1,906
Shares issued during period	2	—
Repurchased during period	(160)	—
Balance at end of period	$1,752	$1,906

Additional paid-in capital
Balance at beginning of period	$2,017,144	$2,000,731
Shares issued during period, net of costs	(152)	58
Repurchased during period	(349,840)	—
Stock options exercised	187	—
Stock option expense	1,103	772
Stock compensation expense	4,967	3,864
Balance at end of period	$1,673,409	$2,005,425

Accumulated other comprehensive (loss) income
Balance at beginning of period	$12,915	$25,164
Change in unrealized (losses) gains	(68,249)	32,048
Change in deferred taxes	5,940	(3,306)
Balance at end of period	$(49,394)	$53,906

Retained earnings
Balance at beginning of period	$1,206,095	$789,347
Dividends paid	(21,639)	(10,807)
Net income for period	151,799	166,786
Balance at end of period	$1,336,255	$945,326

Total Shareholders’ Equity	$2,962,022	$3,006,563

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2005 and 2004
(Expressed in thousands of U.S. dollars)

	Quarters ended
	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities:
Net income	$151,799	$166,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains (losses) on sales of investments	1,393	(10,097)
Net amortization on fixed maturities	7,511	8,589
Amortization of deferred compensation and option expense	6,070	4,636
Amortization of intangible assets	382	375
Amortization of deferred debt expenses	163	—
Accrued interest receivable	6,126	(1,034)
Insurance and reinsurance premium balances receivable	(395,074)	(358,666)
Deferred acquisition costs	(66,387)	(82,832)
Prepaid reinsurance premiums	(1,126)	(48,995)
Reinsurance recoverable balances	(44,689)	(66,018)
Reinsurance recoverable balances on paid losses	(115)	—
Intangible assets	505	—
Other assets	(15,885)	(2,567)
Reserve for losses and loss expenses	314,687	268,248
Unearned premiums	437,606	476,937
Insurance and reinsurance balances payable	39,154	41,871
Accounts payable and accrued expenses	3,182	(31,757)
Total adjustments	293,503	198,690
Net cash provided by operating activities	445,302	365,476
Cash flows provided by (used in) investing activities:
Purchases of other investments	(57,871)	(9,332)
Purchases of available-for-sale securities	(1,238,492)	(1,520,577)
Sales and maturities of available-for-sale securities	1,336,399	1,372,134
Net cash provided by (used in) investing activities	40,036	(157,775)
Cash flows provided by (used in) financing activities:
Dividend	(21,639)	(10,807)
Repurchase of shares, net	(350,000)	—
Issue of shares, net	37	60
Net cash used in financing activities	(371,602)	(10,747)
Increase in cash and cash equivalents	113,736	196,954
Cash and cash equivalents – beginning of period	632,329	605,175
Cash and cash equivalents - end of period	$746,065	$802,129

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

1.                                      Basis of Preparation and Consolidation

These unaudited condensed consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (together, the “Company”) and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s condensed consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the estimation of accruals for amounts due under incentive commission agreements and the estimation of fair values for derivative contracts. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board. To facilitate period-to-period comparisons, reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from these changes in presentation.

This Quarterly Report in Form 10-Q should be read in conjunction with the Company’s Annual Report in Form 10-K filed March 1, 2005.

2.                                      New Accounting Pronouncements

In September 2004, the FASB issued Emerging Issues Taskforce (“EITF”) Issue 03-1-1, which delayed the effective date of paragraphs 10-20 of EITF Issue No 03-1. Paragraphs 10-20 of EITF Issue No. 03-1 give guidance on how to evaluate and recognize an impairment loss that is other than temporary. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1-a. The proposed FSP states: (1) an investor should assert its ability and intent to hold an investment until a forecasted recovery at an individual security level; (2) minor impairments caused by interest-rate and /or sector-spread increases can be considered temporary and would not create the need for an assertion about the ability and intent to hold an investment until a forecasted recovery; (3) an impairment is considered other than temporary when the investor’s assertion to hold an investment until a forecasted recovery changes; and (4) there are circumstances in which a sale of an interest-rate impaired or sector-spread impaired security, for which an investor had asserted its ability and intent to hold until a forecasted recovery, may not necessarily call into question the investor’s ability and intent to hold other securities to recovery. Pursuant to the Company’s current policy on other-than-temporary impairments, the Company generally does not consider impairments of debt securities to be other-than-temporary when the impairment is caused solely by temporary market changes, such as interest rates and/or sector spreads for debt securities. Once EITF 03-1-a is finalized, the Company will complete an evaluation as to the impact on its policy and process for determining other-than-temporary impairments for investments. Adoption of this standard is not expected to have a material impact on shareholders’ equity since fluctuations in fair value of available-for-sale securities are already recorded in accumulated other comprehensive income; however, it could have a material effect on results of operations.

On December 16, 2004, the FASB issued Statement No 123 (revised 2004), Share-Based Payment (“FAS 123R”).  FAS 123R replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No.25 “Accounting for Stock Issued to Employees”. The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective for the first quarter of 2006. The Company already records compensation expense for awards of stock options and restricted stock to employees based on the fair value of the awards, consequently this statement will not have a material impact on the Company’s results of operations or financial condition.

3.                                      Stock-Based Compensation

The Company accounts for stock compensation in accordance with FAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for stock options and for restricted stock awards granted to employees is recorded over the vesting period using the fair value method. The Company adopted FAS No. 123 effective January 1, 2003 by applying the prospective method permitted under FAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure”. Prior to 2003, the Company followed Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation prior to January 1, 2003.

		Quarters ended
		March 31, 2005	March 31, 2004

Net income, as reported		$151,799	$166,786
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	5,057	4,057
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,236)	(4,741)

Pro-forma net income		$151,620	$166,102
Net income per share:
Basic – as reported		$1.04	$1.09
Basic – pro forma.		$1.03	$1.09
Diluted – as reported		$0.95	$1.00
Diluted – pro forma		$0.95	$0.99

4.                                      Segment Information

Through December 31, 2004 the Company’s business consisted of five reportable operating segments: global insurance; global reinsurance; U.S. insurance; U.S. reinsurance; and corporate. Effective January 1, 2005, the Company created two distinct global underwriting platforms, AXIS Insurance and AXIS Re. Following this strategic realignment of its organizational structure, the

Company has re-evaluated its operating and reportable segments and determined that it has three reportable operating segments: insurance, reinsurance and corporate. The Company’s insurance segment is further divided into two sub-segments: global insurance and U.S. insurance. The Company’s segments and sub-segments have been determined on the basis of underlying business units that are homogenous in terms of markets, clients, products, distribution channels and approaches to risk management.

The Company evaluates the performance of its insurance and reinsurance segments based on underwriting results. The Company writes business that has loss experience generally characterized as low frequency and high severity.  This may result in volatility in both the Company’s and an individual segment’s operating results and cash flows. The Company does not allocate its assets by segment as it evaluates the underwriting results of each segment separately from the results of its investment portfolio.

Insurance

The Company’s insurance segment provides insurance coverage on a world wide basis and is subdivided into two sub-segments: global insurance and U.S. insurance.

Global insurance accesses a broad spread of global specialty lines, predominantly through the London broker network. The principal specialty lines in this segment are property, marine, terrorism and war risk, aviation and aerospace, political risk and professional lines.

U.S. insurance accesses specialty lines of business through a variety of channels in the U.S. and covers exposures predominantly in the U.S. The principal lines in this segment are property, professional lines and liability. Many of its property and casualty insurance products are for non-standard and complex risks and are offered through wholesale brokers. U.S. insurance also writes risks that are unique and difficult to place in the standard market, but which must remain with an admitted insurance company for marketing and regulatory purposes.

Reinsurance

The Company’s reinsurance segment provides treaty property and casualty reinsurance to insurance companies on a worldwide basis. Treaty reinsurance contracts are contractual arrangements that provide for automatic reinsuring of a type of category of risk underwritten by our clients. Contracts can be written on an excess of loss basis or a pro rata basis, also known as proportional. The principal lines in this segment are catastrophe, property, professional liability, credit and bond, motor and liability.

The following tables summarize the underwriting results, income before income taxes, ratios and the reserves for losses and loss expenses for the quarters ended March 31, 2005 and March 31, 2004.

Quarter ended March 31, 2005

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$252,323	$176,926	$429,249	$769,450	$—	$1,198,699
Net premiums written	203,430	91,232	294,662	767,409	—	1,062,071
Net premiums earned	216,858	106,501	323,359	302,231	—	625,590
Other insurance related (loss) income	(238)	20	(218)	150	—	(68)
Expenses:
Net losses and loss expenses	(65,895)	(71,718)	(137,613)	(206,677)	—	(344,290)
Acquisition costs	(33,082)	(3,044)	(36,126)	(55,175)	—	(91,301)
General and administrative expenses	(9,852)	(20,311)	(30,163)	(12,301)	—	(42,464)
Underwriting income (a)	107,791	11,448	119,239	28,228	—	147,467

Corporate expenses					(11,838)	(11,838)
Net investment income					52,758	52,758
Realized losses on investments					(1,393)	(1,393)
Foreign exchange losses					(23,418)	(23,418)
Interest expense					(8,078)	(8,078)
Income before income taxes						$155,498

Net loss and loss expense ratio	30.4%	67.3%	42.6%	68.4%		55.0%
Acquisition cost ratio	15.3%	2.9%	11.2%	18.3%		14.6%
General and administrative expense ratio	4.5%	19.1%	9.3%	4.1%	1.9%	8.7%
Combined ratio	50.2%	89.3%	63.1%	90.8%	1.9%	78.3%

Reserve for losses and loss expenses	$924,888	$858,994	$1,783,882	$935,365	n/a	$2,719,247

(a) The Company utilizes underwriting income as a measure of underwriting profitability as it evaluates profitability solely on underwriting related revenues and costs. Items not considered to be part of underwriting include: corporate expenses, investment income, realized losses and gains on the sale of investments, foreign exchange and interest expense. These items are evaluated separately from our underwriting results. Underwriting income takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative expenses as expenses. Underwriting income is the difference between the revenue and expense items.

Quarter ended March 31, 2004

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$300,408	$148,343	$448,751	$595,372	—	$1,044,123
Net premiums written	232,539	80,824	313,363	585,827	—	899,190
Net premiums earned	199,716	73,904	273,620	197,628	—	471,248
Other insurance related income	179	—	179	109	—	288
Expenses:
Net losses and loss expenses	(98,527)	(49,617)	(148,144)	(94,456)	—	(242,600)
Acquisition costs	(26,041)	(173)	(26,214)	(30,749)	—	(56,963)
General and administrative expenses	(8,190)	(15,593)	(23,783)	(9,102)	—	(32,885)
Underwriting income (a)	67,137	8,521	75,658	63,430	—	139,088

Corporate expenses					(8,965)	(8,965)
Net investment income					31,259	31,259
Realized gains on investments					10,097	10,097
Foreign exchange losses					(1,145)	(1,145)
Interest expense					(38)	(38)
Income before income taxes						$170,296

Net loss and loss expense ratio	49.3%	67.1%	54.1%	47.8%		51.5%
Acquisition cost ratio	13.0%	0.2%	9.6%	15.6%		12.1%
General and administrative expense ratio	4.1%	21.1%	8.7%	4.6%	1.9%	8.9%
Combined ratio	66.4%	88.4%	72.4%	68.0%	1.9%	72.5%

Reserve for losses and loss expenses	$571,787	$315,212	$886,999	$374,095	n/a	$1,261,094

(a) The Company utilizes underwriting income as a measure of underwriting profitability as it evaluates profitability solely on underwriting related revenues and costs. Items not considered to be part of underwriting include: corporate expenses, investment income, realized losses and gains on the sale of investments, foreign exchange and interest expense. These items are evaluated separately from our underwriting results. Underwriting income takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative expenses as expenses. Underwriting income is the difference between the revenue and expense items.

5.                                      Benefit Plans

The following table shows the components of expense for the quarters ended March 31, 2005 and 2004 and the amounts included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004 for the supplemental retirement plans (“SERPS”):

	March 31, 2005	December 31, 2004

Change in benefit obligation
Benefit obligation amendment	$11,371	$10,728
Interest cost	171	643
Benefit obligation at end of period	$11,542	$11,371
Reconciliation of Funded Status
Funded Status	$(11,542)	$(11,371)
Unrecognized prior service cost	8,046	8,582
Accrued benefit cost	$(3,496)	$(2,789)

	Quarters Ended
	March 31, 2005	March 31, 2004
Components of pension expense
Amortization of prior service cost	$536	$536
Interest cost	171	161
Amortization of prior service cost	$707	$697

The weighted-average assumptions used to determine net periodic pension cost and benefit obligations were:

	Quarters Ended
	March 31, 2005	March 31, 2004
Discount rate	6.0%	6.0%
Expected return on plan assets	6.0%	6.0%

6.                                      Debt and Financing Arrangements

a)                                      Senior Notes

On November 15, 2004, the Company issued $500.0 million of senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $495.7 million. The Senior Notes bear interest at a rate of 5.75% payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the Senior Notes will mature on December 1, 2014. The Company may redeem the Senior Notes at any time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intentions of calling the Senior Notes. The Senior Notes contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restriction as to the disposition of the stock of restricted subsidiaries, and limitations on mergers and consolidations. The Company was in compliance with the related covenants at March 31, 2005. The market value of the Senior Notes at March 31, 2005 was $498.7 million. For the quarter ended March 31, 2005, the Company incurred interest expense of $7.2 million for the Senior Notes.  Interest payments commence on June 1, 2005.

b)                                      Credit Facilities

As at March 31, 2005, the Company had a $750 million revolving credit facility available from a syndicate of commercial banks. Up to $750 million may be used to issue letters of credit and up to $300 million for general corporate purposes with total borrowing not to exceed $750 million. As at March 31, 2005, the Company had letters of credit of $433.7 million (2004: $421.7 million) outstanding. There was no debt outstanding under the credit facility as at March 31, 2005 or December 31, 2004. The credit facility contains various loan covenants that include, among other things, the requirement that the Company maintain a minimum level of capital and surplus and a maximum debt to total capitalization ratio. The Company was in compliance with all covenants contained in the credit facility at March 31, 2005.

7.                                      Share repurchase

On February 16, 2005, we repurchased 12,783,094 common shares owned by initial investors at the formation of the Company pursuant to our repurchase program. The average purchase price was $27.38 per common share and the aggregate price was $350.0 million.

8.                                      Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Quarters ended
	March 31, 2005	March 31, 2004

Basic earnings per share
Net income	$151,799	$166,786
Weighted average common shares outstanding	146,635,717	152,480,904
Basic earnings per share	$1.04	$1.09

Diluted earnings per share
Net income	$151,799	$166,786
Weighted average common shares outstanding	146,635,717	152,480,904
Share equivalents
Warrants	10,825,954	11,451,811
Options	2,263,801	2,405,306
Restricted stock	704,185	914,805
Weighted average common shares and common share equivalents outstanding – diluted	160,429,657	167,252,826
Net income per share - diluted	$0.95	$1.00

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The following is a discussion of the Company’s financial condition, liquidity and results of operations. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and notes thereto presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K filed March 1, 2005.

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

We believe that we are currently operating in a marketplace that, with appropriate risk selection, can offer favorable pricing and/or terms and conditions in our business segments. In general, pricing in our insurance segment is stable to declining for many classes of business. Terms and conditions, however, remain relatively attractive. In our reinsurance segment, we have experienced moderate price softening, particularly in short-tail lines of business. Terms and conditions have remained firm across most lines of business.

We derive our revenues primarily from the sale of our insurance policies and reinsurance contracts. Insurance and reinsurance premiums are a function of the number and type of contracts we write, as well prevailing market prices. Our expenses primarily consist of net losses and loss expenses, acquisition costs, general and administrative expenses and interest expense.

Financial Measures

Our objective as an insurance and reinsurance company is to generate superior returns on capital that appropriately reward us for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. To achieve this objective, we must be able to accurately assess the potential losses associated with the risks that we insure and reinsure, to manage our investment portfolio risk appropriately, and to control acquisition costs and infrastructure throughout the organization.  Three financial measures that are meaningful in analyzing our performance are return on equity, combined ratio and underwriting income. Our return on equity calculation is based on the level of net income generated from the average of the opening and closing shareholders’ equity during the period. The combined ratio is a formula used by insurance and reinsurance companies to relate net premiums earned during a period to net losses and loss expenses, acquisition costs and general and administrative expenses during a period. A combined ratio above 100% indicates that a company is incurring more in net losses and loss expenses, acquisition costs and general and administrative expenses than it is earning in net premiums. We consider the combined ratio an appropriate indicator of our underwriting performance, particularly given the relatively short tail orientation of our overall portfolio of risks.  Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative expenses as expenses. Underwriting income is the difference between these revenue and expense items.

The following table details our key performance indicators for the periods indicated:

	Quarters ended
	March 31, 2005	March 31, 2004
	($ in thousands, except share and per share amounts)
Gross premiums written	$1,198,699	$1,044,123
Net premiums earned	625,590	471,248
Underwriting income	147,467	139,088
Net income	151,799	166,786
Net loss and loss expense ratio	55.0%	51.5%
Acquisition cost ratio	14.6%	12.1%
General and administrative expense ratio	8.7%	8.9%
Combined ratio	78.3%	72.5%
Return on average equity	19.6%	22.9%

Because we have a limited operating history and are exposed to volatility in our results of operations, period-to-period comparisons of our results of operations may not be meaningful. In addition, the amount of premiums written with respect to any particular segment or line of business may vary from quarter to quarter as a result of changes in market conditions and our view of the long-term profit potential of individual lines of business.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Managements’ Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K filed March 1, 2005.

Results of Operations

Quarters ended March 31, 2005 and 2004

Premiums.  In the quarter ended March 31, 2005, gross premiums written were $1,198.7 million compared with $1,044.1 million for the quarter ended March 31, 2004, an increase of $154.6 million. The increase was generated by our reinsurance segment, which experienced an increase in gross premiums written of $174.1 million, primarily due to greater market penetration in Continental Europe. This increase in gross premiums written was partially offset by a reduction of $19.5 million in gross premiums written by our insurance segment. This was primarily due to a reduction in the level of gross premiums written in global insurance.

Premiums ceded for the quarter ended March 31, 2005 were $136.6 million compared with $144.9 million for the quarter ended March 31, 2004, a decrease of $8.3 million. The decrease was due to a decrease in the level of reinsurance purchased by global insurance. The level of reinsurance purchased by global insurance varies on a quarterly basis depending upon market opportunities. Our insurance segment purchases most of our reinsurance to reduce our exposure to risk of loss on some lines of business written.

Net premiums earned for the quarter ended March 31, 2005 were $625.6 million compared with $471.2 million for the quarter ended March 31, 2004, an increase of $154.4 million. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written over the rolling twelve-month period ended March 31, 2005 compared to the rolling twelve-month period ended March 31, 2004, our net premiums earned increased.

Net Investment Income. Net investment income for the quarter ended March 31, 2005 was $52.8 million compared with $31.3 million for the quarter ended March 31, 2004, an increase of $21.5 million. This was due to a combination of higher investment balances and higher investment yields.  Net investment income for the quarter ended March 31, 2005 consisted of $51.5 million of interest on cash and fixed maturity investments and $2.9 million of income from other investments, offset by $1.6 million of net investment expenses. Net investment income for the quarter ended March 31, 2004 consisted of $32.9 million of interest on cash and fixed maturity investments and $0.1 million of income from other investments, offset by $1.7 million of net investment expenses.

The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) for the quarter ended March 31, 2005 was 3.8% compared with 3.3% for the quarter ended March 31, 2004. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

Net Realized Losses/Gains. Net realized losses for the quarter ended March 31, 2005 were $1.4 million compared with gains of $10.1 million for the quarter ended March 31, 2004, a decrease of $11.5 million. We invest our portfolios to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter.

The total return for our investment portfolio (calculated using beginning and ending market portfolio values, adjusted for external cash flows) for the quarter ended March 31, 2005 was (0.3)% compared with 2.0% for the quarter ended March 31, 2004. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation. Our total return was lower during the quarter ended March 31, 2005 primarily due to changes in U.S. interest rates that negatively impacted the price of fixed income securities. This was partially offset by higher investment yields.

Other Insurance Related Income/Loss.  Other insurance related loss for the quarter ended March 31, 2005 was $0.1 million compared with income of $0.3 million for the quarter ended March 31, 2004, a decrease of $0.4 million. This decrease primarily related to the movement in the fair value of our insurance and reinsurance contracts that meet the definition of a derivative.

Net Losses and Loss Expenses.  Net losses and loss expenses for the quarter ended March 31, 2005 were $344.3 million compared to $242.6 million for the quarter ended March 31, 2004, an increase of $101.7 million.  The net loss and loss expense ratio for the quarter ended March 31, 2005 was 55.0% compared to 51.5% for the quarter ended March 31, 2004. The increase in net losses and loss expenses was generated by our reinsurance segment, which experienced losses from worldwide catastrophic events during the quarter ended March 31, 2005 compared to limited catastrophic activity during the quarter ended March 31, 2004.  We experienced favorable prior period development of $66.7 million, or 10.7 percentage points, for the quarter ended March 31, 2005 compared to $48.6 million, or 10.3 percentage points, for the quarter ended March 31, 2004.

Acquisition Costs.  Acquisition costs for the quarter ended March 31, 2005 were $91.3 million compared to $57.0 million for the quarter ended March 31, 2004, an increase of $34.3 million. This increase primarily resulted from an increase in the volume of gross premiums earned. The acquisition cost ratio for the quarter ended March 31, 2005 was 14.6% compared to 12.1% for the quarter ended March 31, 2004. The increase in the ratio was principally a result of a change in our business mix, with a higher percentage of net earned premiums generated by our reinsurance segment, which has a higher acquisition cost ratio. As we have not entered into any incentive commission arrangements with brokers for 2005, we have not accrued any fees regarding these arrangements for the quarter ended March 31, 2005. We have accrued liabilities for amounts due under incentive arrangements with brokers entered into for 2004; however, given the uncertainties that exist surrounding the calculation and payment of these incentive commissions, this estimate is subject to change.

General and Administrative Expenses.  General and administrative expenses for the quarter ended March 31, 2005 were $54.3 million compared to $41.9 million for the quarter ended March 31, 2004, an increase of $12.4 million. The general and administrative expense ratio for the quarter ended March 31, 2005 was 8.7% compared to 8.9% for the quarter ended March 31, 2004.

Foreign Exchange.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the quarter ended March 31, 2005, we experienced a foreign exchange loss of $23.4 million compared to a loss of $1.1 million for the quarter ended March 31, 2004, a decrease of $22.3 million. The loss was principally attributable to the decline of the Euro against the U.S. dollar and an increase in our asset balances denominated in Euros following an increase in the level of gross premiums written in this currency in our reinsurance segment.

Interest Expense. Interest expense for the quarter ended March 31, 2005 was $8.1 million compared to a negligible amount for the quarter ended March 31, 2004. Interest expense consists of interest due on outstanding debt, the amortization of debt offering expenses and offering discounts, and fees relating to our credit facility. The increase of $8.0 million was primarily due to the issuance of senior unsecured debt in November 2004, which bears interest at 5.75% per annum.

Income Tax Expense.  The income tax expense for the quarter ended March 31, 2005 was $3.7 million compared to $3.5 million for the quarter ended March 31, 2004, an increase of $0.2 million.

Net Income.  Net income for the quarter ended March 31, 2005 was $151.8 million compared to $166.8 million, a decrease of $15.0 million. Net income for the quarter ended March 31, 2005 consisted of net underwriting income of $147.4 million, net investment income and net realized gains of $51.4 million, reduced by corporate expenses of $11.8 million, foreign exchange losses of $23.4 million, interest expense of $8.1 million and tax expense of $3.7 million. Net income for the quarter ended March 31, 2004 consisted of net underwriting income of $139.1 million and net investment income and net realized gains of $41.3 million, reduced by corporate expenses of $9.0 million, foreign exchange losses of $1.1 million and a tax expense of $3.5 million.

Comprehensive Income.  Comprehensive income was $89.5 million for the quarter ended March 31, 2005 compared to $195.5 million for the quarter ended March 31, 2004, a decrease of $106.0 million. Comprehensive income represents net income adjusted for changes in the unrealized position in our investment portfolio. For the quarter ended March 31, 2005, we experienced a decrease of $62.3 million in the unrealized position in our investment portfolio compared to an increase of $28.7 million during the quarter ended March 31, 2004.

Underwriting Results by Segment

Our business consists of two underwriting segments: insurance and reinsurance. Our insurance segment is further divided into two sub-segments: global insurance and U.S. insurance.

We evaluate the performance of each underwriting segment based on underwriting results. We allocate all of our general and administrative costs, except our corporate expenses, to our underwriting segments. Our corporate costs include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. We do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

Insurance

Our insurance segment provides specialty lines of business on a world wide basis.

Global insurance provides coverage predominantly through the London broker network with product lines comprising, property, marine, terrorism and war risk, aviation and aerospace, political risk, professional lines and other specialty risks.

The terrorism and war risk line of business includes coverage for physical damage and associated business interruption of an insured following an act of terrorism and specific war coverage for the interests otherwise covered in our aviation and marine hull and liability business.

The property line of business provides physical damage and business interruption coverage for industrial properties and physical damage, business interruption and liability coverage for onshore energy property and operations. Coverage relates to both catastrophic and non-catastrophic events.

The marine line of business provides coverage for hull, liability, cargo and specie and recreational marine risks. These risks include property damage to ships, pollution damage caused by vessels on a sudden and accidental basis and protection for general cargo and the contents of armored cars, vaults, exhibitions and museums.  This line of business also provides physical damage, business interruption and liability coverage for offshore energy property and operations.

The aviation and aerospace line of business includes hull and liability coverage for passenger and cargo airlines and privately owned aircraft, select aviation product liability coverage, physical damage coverage on satellite launches and liability.

The political risk line of business generally provides protection against sovereign default or other sovereign actions resulting in impairment of cross-border investments for banks and major corporations in industries such as energy and mining.

The professional lines and other specialty line of business primarily consist of directors’ and officers’ liability coverage.

U.S. insurance provides coverage through a variety of channels in the U.S., covering exposures predominantly in the U.S. The principal lines of business are property, professional lines and liability. Many of its property and casualty insurance products are for nonstandard and complex risks and are offered through wholesale brokers. U.S. insurance also writes risks that are unique and difficult to place in the standard market, but must remain with an admitted insurance company for marketing and regulatory purposes.

The property line of business provides coverage for physical damage and business interruption primarily with respect to commercial properties. The book consists of both primary and excess risks, some of which are catastrophe-exposed.

The professional lines business primarily consists of coverage for directors’ and officers’ liability, errors and omission liability and employment practices liability.

The liability line of business primarily targets casualty risks in the U.S. excess and surplus lines markets. Target classes include mercantile, manufacturing and building/premises, with particular emphasis on commercial and consumer products, commercial construction and miscellaneous general liability.

The other specialty book currently consists of a product that indemnifies self-insured, small and midsized employers for excess losses associated with their employees’ medical plans.

Quarters ended March 31, 2005 and March 31, 2004

The following table summarizes the underwriting results and ratios for the insurance segment for the quarters ended March 31, 2005 and 2004:

	Quarters ended
	March 31, 2005	March 31, 2004	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$429,249	$448,751	$(19,502)	(4.3)%
Net premiums written	294,662	313,363	(18,701)	(6.0)%
Net premiums earned	323,359	273,620	49,739	18.2%
Other insurance related (loss) income	(218)	179	(397)	(221.8)%
Expenses:
Net losses and loss expenses	137,613	148,144	(10,531)	(7.1)%
Acquisition costs	36,126	26,214	9,912	37.8%
General and administrative expenses	30,163	23,783	6,380	26.8%
Underwriting income	$119,239	$75,658	$43,581	57.6%
Ratios:
Net loss and loss expense ratio	42.6%	54.1%	(11.5)%
Acquisition cost ratio	11.2%	9.6%	1.6%
General and administrative expense ratio	9.3%	8.7%	0.6%
Combined ratio	63.1%	72.4%	(9.3)%

Premiums.  The decrease in gross premiums written was principally due to a decrease in gross written premiums in global insurance that was partially offset by an increase in gross premiums written in U.S. insurance.

The table below shows gross premiums written in global insurance by line of business for the quarters ended March 31, 2005 and March 31, 2004:

	Quarters ended
	March 31, 2005	March 31, 2004	Change	% Change
	($ in thousands)
Property	$45,377	$54,314	$(8,937)	(16.5)%
Marine	75,663	78,989	(3,326)	(4.2)%
Terrorism and War Risk	75,734	89,609	(13,875)	(15.5)%
Aviation and Aerospace	14,898	23,188	(8,290)	(35.8)%
Political Risk	25,284	48,677	(23,393)	(48.1)%
Professional Lines and Other Specialty	15,367	5,631	9,736	172.9%
Total	$252,323	$300,408	$(48,085)	(16.0)%

The reduction in gross premiums written in global insurance was primarily driven by our political risk and our terrorism and war risk lines of business. Our political risk book is not characterized by predictable renewal patterns, as it is largely dependent upon the levels of foreign direct investment and consequently there can be some variability in the level of our gross premium writings for comparable periods. The reduction in gross premiums written in our terrorism and war risk lines of business was principally due to a decline in the level of terrorism business. This was primarily driven by certain contracts written in 2004 not renewing in 2005 due to the non-recurring nature of some events covered by this line of business and to the fact that some policies provided coverage for a period of up to two years. Our aviation and aerospace line of business experienced a reduction in gross premiums written that was primarily a function of timings of renewals. The vast majority of this business is renewed in the last calendar quarter, however, some policies can take longer to place, which results in the binding of risks in the first calendar quarter. Our property account experienced a reduction in gross premiums written due to a general deterioration in the pricing environment, which resulted in fewer risks meeting our underwriting criteria. The increase in gross premiums written in our professional lines and other specialty book of business was due to the addition of a professional lines underwriting team in early 2004. Consequently, only a small amount of business was written in the quarter ended March 31, 2004.

The table below shows gross premiums written in U.S. insurance by line of business for the quarters ended March 31, 2005 and March 31, 2004:

	Quarters ended
	March 31, 2005	March 31, 2004	Change	% Change
	($ in thousands)
Property	$61,931	$53,018	$8,913	16.8%
Liability	63,022	49,783	13,239	26.6%
Professional Lines	50,958	45,542	5,416	11.9%
Other Specialty	1,015	—	1,015	nm
Total	$176,926	$148,343	$28,583	19.3%

* nm – not meaningful

The increase in gross premiums written was primarily driven by our liability line of business. We wrote more umbrella and excess liability insurance following our decision to target this class of business and increase the number of dedicated underwriters. The increase in our property account was largely driven by our inland marine builders risk business, which benefited from increased marketing in late 2004. We experienced an increase in gross premiums written in our professional lines business driven by an increase in gross premiums written of $9.5 million in errors and omissions insurance. The underwriting team for this product line was hired in late 2003 and only wrote a small amount of business in the first quarter of 2004. This increase was offset by reduced gross premiums written in our directors’ and officers’ business due to a declining rate environment.

Premiums ceded for the quarter ended March 31, 2005 were $134.6 million compared to $135.4 million for the quarter ended March 31, 2004, a decrease of $0.8 million. The decrease was due to a reduction of $19.0 million in the level of premiums ceded in global insurance, which varies on a quarterly basis dependant upon market opportunities. Premiums ceded for U.S. insurance increased in line with increased gross premiums written. The ratio of premiums ceded to gross premiums written remained relatively consistent at 48.4% for the quarter ended March 31, 2005 and 45.5% for the quarter ended March 31, 2004.

The following table shows the derivation of net premiums earned in our insurance segment for the quarters ended March 31, 2005 and March 31, 2004:

	Quarters ended
	March 31, 2005	March 31, 2004	Change	% Change
	($ in thousands)
Gross premiums earned	$454,053	$366,643	$87,410	23.8%
Ceded premiums amortized	(130,694)	(93,023)	(37,671)	(40.5)%
Net premiums earned	$323,359	$273,620	$49,739	18.2%

Gross premiums are earned over the period of the insured risk. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in gross premiums written over the rolling twelve-month period ended March 31, 2005 compared to the rolling twelve-month period ended March 31, 2004, our gross premiums earned increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2005 as premiums ceded in 2004 continue to be amortized in 2005.

Other Insurance Related (Loss) Income.  Other insurance related (loss) income primarily related to the movement in the fair value of our insurance contracts that meet the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default.

Net Losses and Loss Expenses.  Net losses and loss expenses incurred were $137.6 million for the quarter ended March 31, 2005 compared to $148.1 million for the quarter ended March 31, 2004, a decrease of $10.5 million. This decrease was primarily due to favorable development on prior year loss and loss reserves of $62.1 million.

The net loss and loss expense ratio for the quarter ended March 31, 2005 was 42.6% compared to 54.1% for the quarter ended March 31, 2004, a decrease of 11.5%. The decrease in the net loss and loss expense ratio was caused by a reduction in the net loss and loss expense ratio for global insurance.

The following table shows the components of net loss and loss expenses incurred in global insurance for the quarters ended March 31, 2005 and March, 2004:

	Quarters ended
	March 31, 2005	March 31, 2004	Change	% Change
	($ in thousands)
Gross losses paid	$32,293	$26,650	$5,643	21.2%
Reinsurance recoveries received	(1,641)	(633)	(1,008)	159.2%
Net Losses paid	30,652	26,017	4,635	17.8%
Change in reported case reserves	23,663	45,313	(21,650)	(47.8)%
Change in IBNR	21,333	43,729	(22,396)	(51.2)%
Reinsurance recoveries on unpaid loss and loss expense reserves	(9,753)	(16,532)	6,779	(41.0)%
	$65,895	$98,527	$(32,632)	(33.1)%
Net loss and loss expense ratio	30.4%	49.3%	18.9%

The reduction in the net loss and loss expense ratio was primarily due to favorable prior period loss development of $63.2 million during the quarter ended March 31, 2005 compared to

$33.8 million during the quarter ended March 31, 2004. This reduced the net loss ratio by 29.1 percentage points for the quarter ended March 31, 2005 and 16.9 percentage points for the quarter ended March 31, 2004. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. It takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. Given our limited operating history, the initial expected loss and loss expense ratio was primarily based on industry data. As our favorable loss experience has emerged, the expected ultimate loss has been reduced and, therefore, has generated favorable prior period loss development. After adjusting for this development, the accident year net loss and loss expense ratio was 59.5% for the quarter ended March 31, 2005 compared to 66.2% for the quarter ended March 31, 2004. The change was not only due to a change in the mix of business but also to the aforementioned favorable experience, which has led to greater utilization of company specific loss information in establishing initial expected net loss and loss expense ratios on some short tail lines of business.

The following table shows the components of net loss and loss expenses incurred in U.S. insurance for the quarters ended March 31, 2005 and March 31, 2004:

	Quarters ended
	March 31, 2005	March 31, 2004	Change	% Change
	($ in thousands)
Gross losses paid	$37,755	$7,814	$29,941	nm
Reinsurance recoveries received	(20,787)	(947)	(19,840)	nm
Net Losses paid	16,968	6,867	10,101	147.1%
Change in reported case reserves	50,499	2,331	48,168	nm
Change in IBNR	47,899	89,117	(41,218)	(46.3)%
Reinsurance recoveries on unpaid loss and loss expense reserves	(43,648)	(48,698)	5,050	10.4%
	$71,718	$49,617	$22,101	44.5%
Net loss and loss expense ratio	67.3%	67.1%	0.2%

* nm – not meaningful

During the quarter ended March 31, 2005, we experienced adverse prior year development of $1.1 million, or 1.0 percentage points, compared to no prior year development in the quarter ended March 31, 2004. The net loss and loss expense ratio for the accident year reduced from 67.1% for the quarter ended March 31, 2004 to 66.3% for the quarter ended March 31, 2005. This was caused by a shift in the business mix away from professional lines to property. Typically, our property line of business has a lower initial expected net loss and loss expense ratio than our professional lines business.

Acquisition Costs. The increase in the acquisition cost ratio was driven by an increase in the acquisition cost ratios of both global and U.S insurance.

Acquisition costs in global insurance were $33.1 million or 15.3% of net premiums earned for the quarter ended March 31, 2005 compared to $26.0 million, or 13.0%, of net premiums earned for the quarter ended March 31, 2004. The increase in the acquisition cost ratio was partially caused by higher amortized reinsurance costs, which reduced the level of net premiums earned. As a percentage of gross premiums earned, the level of acquisition costs was 13.1% for the quarter ended March 31, 2005 and 11.9% for the quarter ended March 31, 2004. The increase of 1.2 percentage points in the level of gross acquisition ratio was primarily due to increased acquisition costs in our terrorism and war risk and property accounts.

U.S. insurance acquisition costs were $3.0 million or 2.9% of net premiums earned for the quarter ended March 31, 2005 compared to $0.2 million and 0.2% of net premiums earned for the quarter ended March 31, 2004. As a percentage of gross premiums earned, the acquisition cost ratio was 1.5% for the quarter ended March 31, 2005 compared to 0.2% for the quarter ended March 31, 2004. The increase of 1.3 percentage points was primarily driven by a reduction in the level of commissions received on ceded premiums, which are offset against acquisition costs. This reduction was due to our decision to maintain a higher net retention on our professional lines business. Excluding the impact of commissions received on ceded premiums, the acquisition cost ratio as a percentage of gross premiums earned was consistent at 14.0% for the quarter ended March 31, 2005 and 14.1% for the quarter ended March 31, 2004.

General and Administrative Expenses.  The increase in our general and administrative expenses ratio was due to a greater percentage of net premiums earned generated by U.S. insurance, which has a higher general and administrative expense ratio.

Reinsurance

Our reinsurance segment provides treaty property and casualty reinsurance to insurance companies on a worldwide basis. Treaty reinsurance contracts are contractual arrangements that provide for automatic reinsuring of a type of category of risk underwritten by our clients. Contracts can be written on an excess of loss basis or a pro rata basis, also known as proportional. The principal lines in this segment are catastrophe, property, professional liability, credit and bond, motor and liability.

The catastrophe reinsurance line of business provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. The underlying insurance policies in the catastrophe reinsurance line of business primarily cover property exposures; this business also consists of contracts covering non-property exposures, including workers compensation, personal accident and life.  The principal perils in this portfolio are hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril.

The property reinsurance line of business includes treaty reinsurance written on both a pro rata and a per risk basis and covers underlying personal lines and commercial property exposures.   Property pro rata treaty reinsurance covers a cedent’s aggregate losses from all events in the covered period on a proportional basis. Property per risk treaty reinsurance business reinsures a portfolio of particular property risks of ceding companies on an excess of loss basis.

The professional liability treaty reinsurance book covers directors’ and officers’, employment practices liability, medical malpractice and miscellaneous errors and omissions insurance risks.

The credit and bond treaty reinsurance book consists principally of reinsurance of trade credit insurance products and includes both proportional and excess-of loss structures. The underlying insurance indemnifies sellers of goods and services against a payment default by the buyer of those goods and services. Also included in this book is coverage for ceding insurers against losses arising from a broad array of surety bonds issued by bond insurers principally to satisfy regulatory demands in a variety of jurisdictions around the world, but predominantly in Europe.

The motor liability reinsurance line of business provides coverage to insurers for motor liability losses arising out of any one occurrence. The occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence.

The liability reinsurance line of business provides coverage to insurers of standard casualty lines, including auto liability, general liability, personal and commercial umbrella and workers compensation.

The other reinsurance line of business currently covers claims arising from aviation, marine and crop reinsurance.

Quarters ended March 31, 2005 and March 31, 2004

The following table summarizes the underwriting results and ratios in our reinsurance segment for the quarters ended March 31, 2005 and 2004:

	Quarters ended
	March 31, 2005	March 31, 2004	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$769,450	$595,372	$174,078	29.2%
Net premiums written	767,409	585,827	181,582	31.0%
Net premiums earned	302,231	197,628	104,603	52.9%
Other insurance related income	150	109	41	37.6%
Expenses:
Net losses and loss expenses	206,677	94,456	112,221	118.8%
Acquisition costs	55,175	30,749	24,426	79.4%
General and administrative expenses	12,301	9,102	3,199	35.1%
Underwriting income	$28,228	$63,430	$(35,202)	(55.5)%

Ratios:
Net loss and loss expense ratio	68.4%	47.8%	20.6%
Acquisition cost ratio	18.3%	15.6%	2.7%
General and administrative expenses ratio	4.1%	4.6%	(0.5)%
Combined ratio	90.8%	68.0%	22.8%

Premiums.  The table below shows gross premiums written by line of business in our reinsurance segment for the quarters March 31, 2005 and March 31, 2004:

	Quarters ended
	March 31, 2005	March 31, 2004	Change	% Change
	($ in thousands)
Catastrophe	$267,798	$244,147	$23,651	9.7%
Property	149,843	87,707	62,136	70.8%
Professional lines	87,336	115,085	(27,749)	(24.1)%
Credit and bond	94,630	67,582	27,048	40.0%
Motor	72,041	29,883	42,158	141.1%
Liability	86,625	48,574	38,051	78.3%
Other	11,177	2,394	8,783	366.9%
Total	$769,450	$595,372	$174,078	29.2%

The increase in our property account was driven by two factors. First, we increased the level of prorata reinsurance of U.S. homeowners’ business in select regions. Second, we achieved greater market penetration in Continental Europe following a significant marketing effort that commenced in 2004. Our motor account increased due to new business written, primarily in the French and U.K. motor insurance markets. Our credit and bond account was affected by our ability to increase our share on renewal business and our ability to penetrate new markets and accounts in Continental Europe. The increase in our liability account was primarily driven by the timing of a renewal for a large contract, which in 2003 was renewed in the second calendar quarter, and by significant new general liability umbrella excess reinsurance business. We experienced rate decreases in our catastrophe book; however, we wrote more business focusing primarily on U.S. exposures where rate reductions were less severe than those for non-U.S. business. We experienced rate increases on some national clients who had suffered hurricane losses in 2004. The decrease in our professional lines account was primarily driven by the non-renewal of a significant treaty where the client decided to retain the exposure.

The strengthening of the Euro against the U.S. dollar during the quarter ended March 31, 2005 compared to the quarter ended March 31 2004 accounted for approximately a $13.3 million increase in gross premiums written for the quarter ended March 31, 2005 from the quarter ended March 31, 2004.

Premiums ceded for the quarter March 31, 2005 were $2.0 million compared to $9.5 million for the quarter ended March 31, 2004, a decrease of $7.5 million. This was due to changes in the timing of the renewal of ceded reinsurance contracts. Following the losses generated by the hurricanes in September 2004, we exhausted our reinsurance coverage and purchased new protection that will expire in the latter part of 2005.

The following table shows the derivation of net premiums earned in our reinsurance segment for the quarters ended March 31, 2005 and March 31, 2004:

	Quarters ended
	March 31, 2005	March 31, 2004	Change	% Change
	($ in thousands)
Gross premiums earned	$307,039	$200,544	$106,495	53.1%
Ceded premiums amortized	(4,808)	(2,916)	(1,892)	64.9%
Net premiums earned	$302,231	$197,628	$104,603	52.9%

Gross premiums are earned over the period of the reinsured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized increased in 2005 as premiums ceded in 2004 continued to be amortized in 2005.

Other Insurance Related Income.  Other insurance related income related to the movement in the fair value of a reinsurance contract that meets the definition of a derivative.

Net Losses and Loss Expenses. The following table shows the components of net losses and loss expenses incurred in our reinsurance segment for the quarters ended March 31, 2005 and March 31, 2004:

	Quarters ended
	March 31, 2005	March 31, 2004	Change	% Change
	($ in thousands)
Gross losses paid	$32,261	$8,345	$23,916	286.6%
Reinsurance recoveries received	(9,531)	—	(9,531)	nm
Net Losses paid	22,730	8,345	14,385	172.4%
Change in reported case reserves	54,062	7,213	46,849	nm
Change in IBNR	121,172	79,453	41,719	52.5%
Reinsurance recoveries on unpaid loss and loss expense reserves	8,713	(555)	9,268	nm
Net losses and loss expenses	$206,677	$94,456	$112,221	118.8%
Net loss and loss expense ratio	68.4%	47.8%	20.6%

* nm – not meaningful

The net loss and loss expense ratio for the quarter ended March 31, 2005 was 68.4% compared to 47.8% for the quarter ended March 31, 2004, an increase of 20.6%. The increase in the net loss and loss expense ratio was caused by several factors. During the quarter ended March 31, 2005, we experienced favorable prior period development of $4.6 million, or 1.5 percentage points, compared to $14.7 million, or 7.4 percentage points, for the quarter ended March 31, 2004. After adjusting for this development, the current accident year net loss and loss expense ratio increased from 55.2% for the quarter ended March 31, 2004 to 69.9% for the quarter ended March 31, 2005. The increase was primarily generated by losses from catastrophic events during the quarter notably windstorm Erwin from which we incurred net losses and loss expenses of $30.6 million, however, during the quarter ended March 31, 2004, our loss experience benefited from the lack of major catastrophes. Our loss ratio also increased as a result of a change in the mix of business written in our reinsurance segment. During the quarter ended March 31, 2005, 63% of our gross premiums earned was derived from property reinsurance compared to 68% for the quarter ended March 31, 2004. Excluding catastrophic events, our property reinsurance business generally has a lower net loss and loss expense ratio than other reinsurance business we write.

Acquisition Costs.  The increase in the acquisition cost ratio was primarily due to a change in the business mix with more business coming from non-catastrophe excess of loss product lines, which typically have higher acquisition costs.

General and Administrative Expenses.  The decrease in the general and administrative expense ratio was due to an increase in the volume of net premiums earned.

Financial Condition, Liquidity and Capital Resources

We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At March 31, 2005, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch in the United Kingdom, a branch in Switzerland and a representative office in Singapore. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends is limited by the applicable laws and regulations of Bermuda, Ireland and the United States, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

In addition, we are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our common shares and make other payments. Under the Bermuda Companies Act 1981, as amended, AXIS Capital may declare or pay a dividend or make a distribution out of contributed surplus only if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of our liabilities and issued share capital and share premium accounts. In addition, pursuant to the terms of our credit agreement, we cannot pay cash dividends to our shareholders in excess of $150.0 million in the aggregate during any fiscal year.

At March 31, 2005, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $1.1 billion.

Financial Condition

At March 31, 2005, our total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades were $6.0 billion, compared to $6.0 billion at December 31, 2004. Our investment portfolio consisted primarily of fixed income securities at March 31, 2005 and was managed by several external investment management firms. At March 31, 2005, all of these fixed income securities were investment grade, with 84.5% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AA+ based on ratings assigned by Standard & Poor’s. The net payable for investments purchased at March 31, 2005 was $185.4 million compared to $49.9 million at December 31, 2004. Net receivables/payables are a result of timing differences only, as investments are accounted for on a trade date basis.

Following the significant level of gross premium written during the quarter ended March 31, 2005, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premium increased by $395.1 million, $66.4 million and $437.6 million, respectively, over those balances at December 31, 2004.  At March 31, 2005, we had reinsurance recoverable balances and reinsurance recoverable balances on paid losses of $641.1 million, of which 97.9% was due from reinsurers rated the equivalent of A- or better by internationally recognized rating agencies.

At March 31, 2005, we had $2.7 billion of reserves for loss and loss expenses compared to $2.4 billion at December 31, 2004, an increase of $0.3 billion. Of this balance, $2.0 billion, or 73.9%, was incurred but not reported reserves.

At March 31, 2005, our shareholders’ equity was $3.0 billion compared to $3.2 billion at December 31, 2004, a decrease of $0.2 billion. This decrease was primarily due to the repurchase of $350.0 million of common shares pursuant to our repurchase program.

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

During the quarter ended March 31, 2005, we generated a net operating cash inflow of $445.3 million, primarily related to premiums received and investment income. During the same period, we paid gross losses of $102.3 million and received reinsurance recoveries of $32.0 million. At March 31, 2005 we had a cash balance of $746.1 million. During the quarter ended March 31, 2005, net cash of $371.6 million was used for financing activities. On February 16, 2005, we repurchased 12,783,094 common shares owned by initial investors at the formation of the Company pursuant to our repurchase program. The average purchase price was $27.38 per common share and the aggregate purchase price was $350.0 million. During the quarter ended March 31, 2005, we paid dividends of $21.6 million.

During the quarter ended March 31, 2004, we generated a net operating cash inflow of $365.5 million, primarily relating to premiums received and investment income. During the same period, we paid gross losses of $42.8 million. At March 31, 2004, we had a cash balance of

$802.1 million. During the quarter ended March 31, 2004, we invested a net cash amount of $157.8 million.

On March 31, 2005, we declared a quarterly dividend of $0.15 per common share to shareholders of record at March 31, 2005. The dividend was paid on April 14, 2005.

On an ongoing basis, our sources of funds primarily consist of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, reinsurance premiums, acquisition costs and general and administrative expenses and to purchase new investments and fund dividend, share repurchases and interest payments.

Capital Resources

On March 25, 2004, we renewed our credit facility by entering into a three-year $750 million credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as administrative agent and lender. Under the terms of the new credit facility, up to $750 million may be used by AXIS Capital and its operating subsidiaries to issue letters of credit and up to $300 million may be used by these entities for general corporate purposes, with total borrowings not to exceed $750 million. The credit facility contains various loan covenants with which we must comply, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The credit facility also requires that we maintain (1) a minimum amount of consolidated shareholders’ equity equal to or greater than the sum of $1.975 billion plus (A) 50% of consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2005 and (B) 100% of the net cash proceeds received after March 25, 2004 from any issuance of our capital stock, and (2) a debt to total capitalization ratio not greater than 0.35:1.00. The credit facility contains restrictions on our ability to make acquisitions, except that we may, among other things, acquire assets and entities in the insurance and reinsurance business for consideration in an aggregate amount not in excess of $250 million. Our ability to pay dividends or make other restricted payments is also limited, except that we may, among other things, pay cash dividends to our shareholders in an amount not exceeding $150 million for any fiscal year and we may repurchase shares of our capital stock for consideration in an aggregate amount not exceeding $500 million. At March 31, 2005, we had no outstanding indebtedness and letters of credit of $433.7 million outstanding under the credit facility. As at March 31, 2005, we were in compliance with all covenants contained in the credit facility.

On November 15, 2004, we completed a public offering of $500 million of senior notes.  The notes bear interest at 5.75%, payable semi-annually and, unless previously redeemed, will mature on December 1, 2014.

On March 14, 2005, we announced that our Board had authorized an additional repurchase program for up to $150 million of our common shares.

Contractual Commitments

We did not make any significant capital expenditures during the quarter ended March 31, 2005. We currently expect capital expenditures for 2005 to be less than $50 million.

On April 29, 2005, we executed a definitive agreement to acquire all of the outstanding common stock of a Wisconsin domiciled admitted insurance company. The purchase price will be based on the book value of the statutory capital and surplus at the date of acquisition and a sum equating to the value of the number of insurance licenses acquired. The acquisition is subject to obtaining necessary regulatory approvals.

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

Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. We periodically revise our investment benchmarks based on business and economic conditions, including the average duration of our potential liabilities. At March 31, 2005, our invested assets (assets under management by external investment managers) had an approximate duration of 3.0 years.

At March 31, 2005, we held $1,755.3 million at fair market value, or 33.6% of our total invested assets, in mortgage-backed securities compared to $1,714.8 million, or 32.0%, at December 31, 2004. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency with which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at March 31, 2005. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by External Investment Managers

	Interest Rate Shift in Basis Points
	(Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100
Total Market Value	5,402,770	5,332,016	5,255,928	5,175,813	5,093,374
Market Value Change from Base	2.79%	1.45%	0%	-1.52%	-3.09%
Change in Unrealized Value	146,842	76,088	—	(80,115)	(162,554)

Foreign Currency Risk.  Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in such currencies. Furthermore, we may use foreign currency forward contracts in an effort to hedge against movements in the value of foreign currencies relative to the U.S. dollar and to gain exposure to interest rate differentials between differing market rates. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations and comprehensive income. At March 31, 2005, the net contractual amount of foreign currency forward contracts was $61.6 million with an unrealized gain of $1.6 million. At December 31, 2004, the net contractual amount of foreign currency forward contracts was $30.0 million with an unrealized loss of $0.1 million.

At March 31, 2005, we had insurance and reinsurance premium balances receivable of $1,309.6 million compared to $914.6 million at December 31, 2004. Of this balance, 69.1% was denominated in U.S. dollars. Of the remaining balance, 19.0% was denominated in Euro and 9.1% in Sterling. A 10% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $36.8 million at March 31, 2005 compared to $11.7 million at December 31, 2004.

Credit Risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At March 31, 2005, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities. In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

Value-at-Risk.  Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in fair market values of our investment portfolio. The VaR calculation is calculated by a third party provider and reviewed by management. VaR uses a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our investment portfolio at March 31, 2005 was approximately $190.8 million compared to $180.4 million at December 31, 2004, which represents the potential loss in fair market value of our investment portfolio over a one year time horizon within a 95% confidence level. This increase was primarily due to a slight extension of the portfolio duration. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend.” Forward-looking statements contained in this report include information regarding our expectations regarding pricing and other market conditions, our growth prospects, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate and foreign currency risks, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4) failure of any of the loss limitation methods we employ, (5) the effects of emerging claims and coverage issues, (6) the failure of our cedents to adequately evaluate risks, (7) the loss of one or more key executives, (8) a decline in our ratings with rating agencies, (9) loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition, (12) general economic conditions and (13) the other matters set forth under Item 8, “Management’s Discussions and Analysis of Financial Condition and Results of Operations - Risk Factors” included in our Annual Report on Form 10-K dated in March 1, 2005. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.  Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005.  Based upon that evaluation, the Company’s management has not identified any change in its internal control over financial reporting that occurred during quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings

Except as set forth below, we are not currently a party to any material legal proceedings.  From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business.  These legal proceedings generally related to claims asserted by or against us in the ordinary course of our insurance or reinsurance operations.

Our U.S. holding company has received subpoenas from the Office of the Attorney General of the State of New York seeking information regarding incentive commission agreements, fictitious and inflated quotes and related matters and conditioning direct insurance on the placement of reinsurance.  In addition, our U.S. insurance companies have received subpoenas and requests for information from various state insurance regulators regarding these same matters.  These inquiries are part of industry-wide investigations in these jurisdictions and we understand that officials from other jurisdictions in which we do business have also initiated investigations into similar matters.  Accordingly, we may in the future receive additional subpoenas and requests for information.  We are cooperating fully with the Attorney General of the State of New York and the other state regulators in their investigations and intend to cooperate fully with any future investigations.

In connection with these inquiries, we have conducted an internal investigation, led by outside counsel, to determine whether we have engaged in any of the improper business practices that are the focus of the inquiries.  Our internal investigation is nearing completion and has uncovered no evidence indicating that we engaged in bid rigging, fictitious or inflated quotes or related matters or conditioning direct insurance on the placement of reinsurance.  Consistent with long-standing and wide-spread industry practice, we have in the past entered into incentive commission arrangements with brokers; however, we have not entered into any of these arrangements with respect to 2005.

We are aware that two purported shareholders class action lawsuits have been filed against us and some of our executive officers relating to the practices being investigated by the Attorney General of the State of New York and other state regulators.  James Dolan v. AXIS Capital Holdings Limited, Michael A. Butt and John R. Charman was filed on October 28, 2004 in the United States District Court, Southern District of New York.  Robert Schimpf v. AXIS Capital Holdings Limited, Michael A. Butt, Andrew Cook and John R. Charman was filed on November 5, 2004 in the United States District Court, Southern District of New York.  On April 13, 2005, these lawsuits were consolidated and will now be known as In re AXIS Capital Holdings Ltd. Securities Litigation.  The lawsuit alleges securities violations in connection with the failure to disclose payments made pursuant to contingent commission arrangements and seeks damages in an unspecified amount.  We believe that the lawsuit is completely without merit and intend to vigorously defend against it.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

On December 9, 2004, we announced that our Board of Directors had approved the repurchase of up to $350 million of our common shares to be effected from time to time in open market or privately negotiated transactions.  The repurchase program was authorized to continue until December 2006 but was exhausted in February 2005.  On March 14, 2005, we announced that our Board of Directors had approved the repurchase of up to an additional $150 million of our common shares to be effected from time to time in open market or privately negotiated transactions.  The repurchase program is authorized to continue until December 2006.  The following table sets forth information regarding the number of shares we repurchased during each month in the quarter ended March 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs
January 2005	18,965	$27.36	0	$350,000,000
February 2005	0	$27.38	12,783,094	$0
March 2005	0	0	0	$150,000,000
Total	18,965	$27.38	12,783,094	$150,000,000

(a)          Comprises shares withheld to pay the exercise price upon the exercise of options, and to satisfy tax liabilities upon the vesting of restricted stock, awarded under our 2003 Long Term Equity Compensation Plan.  These shares are not included in our repurchase program.

Item 5.                                                           Other Information

On May 5, 2005, Mr. Robert J. Newhouse, Jr., the Chairman of the Company’s Executive Committee and former Chairman of the Board, retired as a director and executive officer of the Company. In connection with his retirement, the Service Agreement between Mr. Newhouse and AXIS Specialty Limited, dated as of November 20, 2001 and as amended on September 19, 2002, was terminated. Under this agreement, Mr. Newhouse’s term of service would have continued until November 19, 2005 followed by automatic one-year renewals unless notice of termination of his employment was provided by either party at least 90 days prior to the end of the term.

On May 6, 2005, Ms. Lorraine S. Mariano, the Company’s Chief Human Resources Officer, notified the Company that she is leaving the Company effective December 31, 2005.  In connection with her leaving, the Employment Agreement between Ms. Mariano and AXIS Specialty U.S. Services Inc., dated as of April 1, 2004, will be terminated.  Under this agreement, Ms. Mariano’s term of service would have continued until March 30, 2006 followed by automatic one-year renewals unless notice of termination of her employment was provided by either party at least six months prior to the end of the term.

Item 6.                                                           Exhibits

(a)                                  Exhibits

1.1                                 Underwriting Agreement, dated March 9, 2005, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

3.1                                    Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No.1) (Registration No. 333-103620) filed on April 16, 2003).

3.2                                 Bye-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2005

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/John R. Charman
John R. Charman
President and Chief Executive Officer
(Authorized Officer)

/s/Andrew Cook
Andrew Cook
Chief Financial Officer
(Principal Financial Officer)