Form 10-Q
period 2005-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2005-08-03
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 3, 2005, there were 143,196,250 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as at June 30, 2005 (Unaudited) and December 31, 2004 (Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Income for the Quarters and Six Months Ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2005 and December 31, 2004
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Assets
Cash and cash equivalents	$793,304	$632,329
Fixed maturity investments at fair market value (Amortized cost 2005: $5,295,717; 2004: $5,114,997)	5,298,519	5,128,345
Other investments	441,650	271,344
Accrued interest receivable	54,571	47,487
Securities lending collateral	998,196	865,311
Insurance and reinsurance premium balances receivable	1,230,321	914,562
Deferred acquisition costs	263,491	211,082
Prepaid reinsurance premiums	269,625	271,187
Reinsurance recoverable balances	640,196	588,649
Reinsurance recoverable balances on paid losses	7,829	7,650
Intangible assets	29,947	31,734
Other assets	89,307	68,605
Total Assets	$10,116,956	$9,038,285

Liabilities
Reserve for losses and loss expenses	$2,929,699	$2,404,560
Unearned premiums	2,071,073	1,644,771
Insurance and reinsurance balances payable	251,753	247,940
Accounts payable and accrued expenses	91,982	89,804
Securities lending payable	994,346	864,354
Net payable for investments purchased	112,515	49,854
Debt	498,992	498,938
Total Liabilities	6,950,360	5,800,221

Shareholders’ Equity
Share capital (Authorized 800,000,000 common shares, par value $0.0125; issued and outstanding 2005: 140,668,032; 2004:152,764,917)	1,758	1,910
Additional paid-in capital	1,680,148	2,017,144
Accumulated other comprehensive (loss) income	(255)	12,915
Retained earnings	1,484,945	1,206,095
Total Shareholders’ Equity	3,166,596	3,238,064

Total Liabilities & Shareholders’ Equity	$10,116,956	$9,038,285

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
For the Quarters and Six Months ended June 30, 2005 and 2004
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters ended		Six Months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$767,293	$629,319	$1,965,992	$1,673,442
Premiums ceded	(151,497)	(141,442)	(288,125)	(286,375)
Change in unearned premiums	8,617	(1,474)	(427,864)	(429,416)
Net premiums earned	624,413	486,403	1,250,003	957,651

Net investment income	58,001	33,345	110,759	64,604
Net realized gains (losses)	1,831	(4,411)	438	5,686
Other insurance related (loss) income	(5,451)	156	(5,519)	444
Total revenues	$678,794	$515,493	$1,355,681	$1,028,385

Expenses
Net losses and loss expenses	$322,853	$257,850	$667,143	$500,450
Acquisition costs (related party 2005: $33,307; $66,252 2004:$21,734; $46,432)	85,471	65,491	176,772	122,454
General and administrative expenses	56,796	42,442	111,098	84,292
Foreign exchange losses	27,226	6,413	50,644	7,558
Interest expense	7,818	181	15,897	219
Total expenses	$500,164	$372,377	$1,021,554	$714,973

Income before income taxes	178,630	143,116	334,127	313,412
Income tax expense	(5,785)	(2,260)	(9,483)	(5,770)
Net Income	$172,845	$140,856	$324,644	$307,642

Other comprehensive income, net of tax
Unrealized gains (losses) arising during the period	50,699	(79,261)	(7,367)	(47,469)
Adjustment for re-classification of losses realized in income	(1,560)	(5,838)	(5,803)	(8,888)
Comprehensive income	$221,984	$55,757	$311,474	$251,285

Weighted average common shares outstanding - basic	140,566,523	152,487,082	143,584,354	152,484,015

Weighted average common shares and common share equivalents outstanding - diluted	153,637,750	166,842,606	157,013,504	166,785,604

Earnings per share - basic	$1.23	$0.92	$2.26	$2.02

Earnings per share - diluted	$1.13	$0.84	$2.07	$1.84

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
For the Six Months ended June 30, 2005 and 2004
(Expressed in thousands of U.S. dollars)

	Six Months ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Share capital
Balance at beginning of period	$1,910	$1,906
Shares issued during period	8	—
Repurchased during period	(160)	—
Balance at end of period	$1,758	$1,906

Additional paid-in capital
Balance at beginning of period	$2,017,144	$2,000,731
Shares issued during period, net of costs	(1,691)	(272)
Repurchased during period	(349,840)	—
Stock options exercised	2,240	—
Stock option expense	2,204	1,544
Stock compensation expense	10,091	7,713
Balance at end of period	$1,680,148	$2,009,716

Accumulated other comprehensive (loss) income
Balance at beginning of period	$12,915	$25,164
Change in unrealized losses	(12,371)	(62,572)
Change in deferred taxes	(799)	6,215
Balance at end of period	$(255)	$(31,193)

Retained earnings
Balance at beginning of period	$1,206,095	$789,347
Dividends paid	(45,794)	(34,904)
Net income for period	324,644	307,642
Balance at end of period	$1,484,945	$1,062,085

Total Shareholders’ Equity	$3,166,596	$3,042,514

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2005 and 2004
(Expressed in thousands of U.S. dollars)

	Six Months ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities:
Net income	$324,644	$307,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on sales of investments	(438)	(5,686)
Net amortization on fixed maturities	14,898	17,647
Amortization of deferred compensation and option expense	12,295	9,257
Amortization of intangible assets	767	795
Amortization of deferred debt expenses	228	—
Accrued interest receivable	(7,084)	(7,082)
Insurance and reinsurance premium balances receivable	(315,759)	(334,289)
Deferred acquisition costs	(52,409)	(86,007)
Prepaid reinsurance premiums	1,562	(75,200)
Reinsurance recoverable balances	(51,547)	(121,010)
Reinsurance recoverable balances on paid losses	(179)	—
Intangible assets	1,020	(135)
Other assets	(21,676)	(7,425)
Reserve for losses and loss expenses	525,139	548,347
Unearned premiums	426,302	504,615
Insurance and reinsurance balances payable	3,813	56,760
Accounts payable and accrued expenses	(715)	(23,729)
Total adjustments	536,217	476,858
Net cash provided by operating activities	860,861	784,500
Cash flows provided by (used in) investing activities:
Purchases of other investments	(173,703)	(34,403)
Purchases of available-for-sale securities	(3,105,541)	(3,357,290)
Sales and maturities of available-for-sale securities	2,974,596	2,758,409
Net cash used in investing activities	(304,648)	(633,284)
Cash flows provided by (used in) financing activities:
Dividend	(45,794)	(34,904)
Repurchase of shares, net	(350,000)	—
Issue of shares, net	556	(272)
Net cash used in financing activities	(395,238)	(35,176)
Increase in cash and cash equivalents	160,975	116,040
Cash and cash equivalents – beginning of period	632,329	605,175
Cash and cash equivalents - end of period	$793,304	$721,215
Supplemental disclosures of cash flow information:
Income taxes paid	$22,555	$9,103
Interest paid	$15,677	$4

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

This Quarterly Report in Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2005.

2.             New Accounting Pronouncements

In June 2005, the FASB directed the staff to issue the proposed FSP EITF Issue 03-1-a as final and it will be retitled FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.  It replaces existing guidance and clarifies that an impairment should be recognized as a loss at a date no later than the impairment is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company believes that its current policy on other-than-temporary impairments complies with FSP FAS 115-1. Accordingly, the adoption of this standard has no impact on the Company’s results of operations or financial condition.

In June 2005, the FASB issued as final FSP No. FAS 150-5 “Issuers Accounting under FASB Statement No.150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable”. The FSP clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. The FSP is effective for the first reporting period beginning after June 30, 2005. Although the Company does have outstanding warrants, the shares issued upon exercise of the warrants are not redeemable; consequently, FSP No. FAS 150-5 has no impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued Statement No 123 (revised 2004), Share-Based Payment (“FAS 123R”).  FAS 123R replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No.25 “Accounting for Stock Issued to Employees”. The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective for the first quarter of 2006. The Company already records compensation expense for awards of stock options and restricted stock to employees based on the fair value of the awards; consequently, this statement will not have a material impact on the Company’s results of operations or financial condition.

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

		Quarters ended		Six Months ended
		June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income, as reported		$172,845	$140,856	$324,644	$307,642
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	5,448	4,030	10,505	8,087
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,626)	(4,712)	(10,862)	(9,453)

Pro-forma net income		$172,667	$140,174	$324,287	$306,276
Net income per share:
	Basic – as reported	$1.23	$0.92	$2.26	$2.02
	Basic – pro forma	$1.23	$0.92	$2.26	$2.01
	Diluted – as reported	$1.13	$0.84	$2.07	$1.84
	Diluted – pro forma	$1.12	$0.84	$2.07	$1.84

4.             Segment Information

Through December 31, 2004, the Company’s business consisted of five reportable operating segments: global insurance; global reinsurance; U.S. insurance; U.S. reinsurance; and corporate. Effective January 1, 2005, the Company created two distinct global underwriting platforms, AXIS Insurance and AXIS Re. Following this strategic realignment of its organizational structure, the Company has re-evaluated its operating and reportable segments and determined that it has three reportable operating segments: insurance, reinsurance and corporate. The Company’s insurance segment is further divided into two sub-segments: global insurance and U.S. insurance. The Company’s segments and sub-segments have been determined on the basis of underlying information reviewed by the chief decision maker, the Chief Executive Officer.

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

Insurance

The Company’s insurance segment provides insurance coverage on a worldwide basis and is divided into two sub-segments: global insurance and U.S. insurance.

Global insurance accesses a broad spread of global specialty lines, predominantly through the London broker network. The product lines in this segment are property, marine, terrorism and war risk, aviation and aerospace, political risk and professional lines and other specialty.

U.S. insurance accesses specialty lines of business through a variety of channels in the U.S. and covers exposures predominantly in the U.S. The product lines in this segment are property, professional lines, liability and other specialty and are offered through wholesale brokers, retail brokers and managing general underwriters. Many of its property and casualty insurance products are for non-standard and complex risks. U.S. insurance also writes risks that are unique and difficult to place in the standard market, but which must remain with an admitted insurance company for marketing and regulatory purposes.

Reinsurance

The Company’s reinsurance segment provides treaty property and casualty reinsurance to insurance companies on a worldwide basis. Treaty reinsurance contracts are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by our clients. Contracts can be written on an excess of loss basis or a pro rata basis, also known as proportional. The product lines in this segment are catastrophe, property, professional liability, credit and bond, motor, liability and other.

The following tables summarize the underwriting results, income before income taxes, ratios and the reserves for losses and loss expenses for the Company’s reportable operating segments for the quarters and six months ended June 30, 2005 and 2004.

Quarter ended June 30, 2005

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$227,512	$285,470	$512,982	$254,311	$—	$767,293
Net premiums written	214,005	151,098	365,103	250,693	—	615,796
Net premiums earned	204,717	108,321	313,038	311,375	—	624,413
Other insurance related (loss) income	(5,627)	326	(5,301)	(150)	—	(5,451)
Expenses:
Net losses and loss expenses	(78,039)	(70,658)	(148,697)	(174,156)	—	(322,853)
Acquisition costs	(26,455)	(3,695)	(30,150)	(55,321)	—	(85,471)
General and administrative expenses	(9,632)	(20,777)	(30,409)	(12,330)	—	(42,739)
Underwriting income (a)	84,964	13,517	98,481	69,418	—	167,899

Corporate expenses					(14,057)	(14,057)
Net investment income					58,001	58,001
Realized gains on investments					1,831	1,831
Foreign exchange losses					(27,226)	(27,226)
Interest expense					(7,818)	(7,818)
Income before income taxes						$178,630

Net loss and loss expense ratio	38.1%	65.2%	47.5%	55.9%		51.7%
Acquisition cost ratio	12.9%	3.4%	9.6%	17.8%		13.7%
General and administrative expense ratio	4.7%	19.2%	9.7%	4.0%	2.2%	9.1%
Combined ratio	55.7%	87.8%	66.8%	77.7%		74.5%

Reserve for losses and loss expenses	$951,874	$930,807	$1,882,681	$1,047,018	n/a	$2,929,699

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

Quarter ended June 30, 2004

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$216,188	$219,915	$436,103	$193,216	—	$629,319
Net premiums written	183,240	117,605	300,845	187,032	—	487,877
Net premiums earned	196,568	83,667	280,235	206,168	—	486,403
Other insurance related (loss) income	(399)	—	(399)	555	—	156
Expenses:
Net losses and loss expenses	(117,616)	(47,124)	(164,740)	(93,110)	—	(257,850)
Acquisition costs	(30,422)	(2,363)	(32,785)	(32,706)	—	(65,491)
General and administrative expenses	(7,265)	(16,112)	(23,377)	(9,426)	—	(32,803)
Underwriting income (a)	40,866	18,068	58,934	71,481	—	130,415

Corporate expenses					(9,639)	(9,639)
Net investment income					33,345	33,345
Realized losses on investments					(4,411)	(4,411)
Foreign exchange losses					(6,413)	(6,413)
Interest expense					(181)	(181)
Income before income taxes						$143,116

Net loss and loss expense ratio	59.8%	56.3%	58.8%	45.2%		53.0%
Acquisition cost ratio	15.5%	2.8%	11.7%	15.9%		13.5%
General and administrative expense ratio	3.7%	19.3%	8.3%	4.6%	1.9%	8.7%
Combined ratio	79.0%	78.4%	78.8%	65.7%		75.2%

Reserve for losses and loss expenses	$677,138	$408,701	$1,085,839	$455,354	n/a	$1,541,193

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

Six months ended June 30, 2005

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$479,835	$462,396	$942,231	$1,023,761	—	$1,965,992
Net premiums written	417,435	242,330	659,765	1,018,102	—	1,677,867
Net premiums earned	421,575	214,822	636,397	613,606	—	1,250,003
Other insurance related (loss) income	(5,865)	346	(5,519)	—	—	(5,519)
Expenses:
Net losses and loss expenses	(143,934)	(142,376)	(286,310)	(380,833)	—	(667,143)
Acquisition costs	(59,537)	(6,739)	(66,276)	(110,496)	—	(176,772)
General and administrative expenses	(19,484)	(41,088)	(60,572)	(24,631)	—	(85,203)
Underwriting income (a)	192,755	24,965	217,720	97,646	—	315,366

Corporate expenses					(25,895)	(25,895)
Net investment income					110,759	110,759
Realized gains on investments					438	438
Foreign exchange losses					(50,644)	(50,644)
Interest expense					(15,897)	(15,897)
Income before income taxes						$334,127

Ratios:
Net loss and loss expense ratio	34.1%	66.3%	45.0%	62.1%		53.4%
Acquisition cost ratio	14.1%	3.1%	10.4%	18.0%		14.1%
General and administrative expense ratio	4.6%	19.1%	9.5%	4.0%	2.1%	8.9%
Combined ratio	52.8%	88.5%	64.9%	84.1%		76.4%

Reserve for loss and loss expenses	$951,874	$930,807	$1,882,681	$1,047,018	n/a	$2,929,699

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

Six months ended June 30, 2004

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$516,596	$368,257	$884,853	$788,589	—	$1,673,442
Net premiums written	415,779	198,429	614,208	772,859	—	1,387,067
Net premiums earned	396,284	157,571	553,855	403,796	—	957,651
Other insurance related (loss) income	(219)	—	(219)	663	—	444
Expenses:
Net losses and loss expenses	(216,143)	(96,740)	(312,883)	(187,567)	—	(500,450)
Acquisition costs	(56,463)	(2,537)	(59,000)	(63,454)	—	(122,454)
General and administrative expenses	(15,455)	(31,705)	(47,160)	(18,528)	—	(65,688)
Underwriting income (a)	108,004	26,589	134,593	134,910	—	269,503

Corporate expenses					(18,604)	(18,604)
Net investment income					64,604	64,604
Realized gains on investments					5,686	5,686
Foreign exchange losses					(7,558)	(7,558)
Interest expense					(219)	(219)
Income before income taxes						$313,412

Ratios:
Net loss and loss expense ratio	54.5%	61.4%	56.5%	46.5%		52.3%
Acquisition cost ratio	14.2%	1.6%	10.6%	15.7%		12.8%
General and administrative expense ratio	3.9%	20.1%	8.5%	4.6%	1.9%	8.8%
Combined ratio	72.6%	83.1%	75.6%	66.8%		73.9%

Reserve for losses and loss expenses	$677,138	$408,701	$1,085,839	$455,354	n/a	$1,541,193

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

5.             Benefit Plans

The following table shows the components of expense for the quarter and six months ended June 30, 2005 and 2004 and the amounts included in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004 for the supplemental retirement plans (“SERPS”):

	Quarters ended		Six Months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Components of pension expense
Amortization of prior service cost	$537	$536	$1,073	$1,073
Interest cost	171	161	342	321
Amortization of prior service cost	$708	$697	$1,415	$1,394

The weighted-average assumptions used to determine net periodic pension cost and benefit obligations for the quarter and six months ended June 30, 2005 and 2004 were:

	June 30, 2005	June 30, 2004
Discount rate	6.0%	6.0%
Expected return on plan assets	6.0%	6.0%

	June 30, 2005	December 31, 2004

Change in benefit obligation
Benefit obligation amendment	$11,371	$10,728
Interest cost	342	643
Benefit obligation at end of period	$11,713	$11,371
Reconciliation of Funded Status
Funded Status	$(11,713)	$(11,371)
Unrecognized prior service cost	7,509	8,582
Accrued benefit cost	$(4,204)	$(2,789)

6.             Debt and Financing Arrangements

a)             Senior Notes

On November 15, 2004, the Company issued $500.0 million of senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $495.7 million. The Senior Notes bear interest at a rate of 5.75% payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the Senior Notes will mature on December 1, 2014. The Company may redeem the Senior Notes at any time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intentions of calling the Senior Notes. The Senior Notes contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries, and limitations on mergers and consolidations. The Company was in compliance with all covenants contained in the Senior Notes at June 30, 2005. The market value of the Senior Notes at June 30, 2005 was $515.9 million. For the quarter ended June 30, 2005, the Company incurred interest expense of $7.2 million for the Senior Notes.  Interest payments commenced on June 1, 2005.

b)             Credit Facilities

As at June 30, 2005, the Company had a $750 million revolving credit facility available from a syndicate of commercial banks. Up to $750 million may be used to issue letters of credit and up to $300 million for general corporate purposes with total borrowing not to exceed $750 million. As at June 30, 2005, the Company had letters of credit of $433.7 million (2004: $421.7 million) outstanding. There was no debt outstanding under the credit facility as at June 30, 2005 or December 31, 2004. The credit facility contains various loan covenants that include, among other things, the requirement that the Company maintain a minimum level of capital and surplus and a maximum debt to total capitalization ratio. The Company was in compliance with all covenants contained in the credit facility at June 30, 2005.

The Company is currently re-negotiating its credit facility in order to increase the facility size and extend the tenure.

7.             Share Repurchase

On February 16, 2005, the Company repurchased 12,783,094 common shares owned by initial investors at the formation of the Company pursuant to its repurchase program. The average purchase price was $27.38 per common share and the aggregate price was $350.0 million.

8.             Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Quarters ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Basic earnings per share
Net income	$172,845	$140,856	$324,644	$307,642
Weighted average common shares outstanding	140,566,523	152,487,082	143,584,354	152,484,015
Basic earnings per share	$1.23	$0.92	$2.26	$2.02

Diluted earnings per share
Net income	$172,845	$140,856	$324,644	$307,642
Weighted average common shares outstanding	140,566,523	152,487,082	143,584,354	152,484,015
Share equivalents
Warrants	10,485,432	11,101,412	10,656,522	11,061,309
Options	2,143,648	2,360,798	2,202,168	2,351,596
Restricted stock	442,147	893,314	570,460	888,684
Weighted average common shares and common share equivalents outstanding – diluted	153,637,750	166,842,606	157,013,504	166,785,604
Net income per share - diluted	$1.13	$0.84	$2.07	$1.84

Securities that will result in the issuance of common shares of 3,615,618, 1,735,875, 3,630,618 and 1,671,875 were outstanding for the quarters and the six months ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.             Subsequent Event

On August 1, 2005, the Company acquired all the outstanding shares of Fireman’s Fund Insurance Company of Wisconsin, an admitted insurance company, for approximately $28.3 million in cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The following is a discussion of the Company’s financial condition, liquidity and results of operations. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and notes thereto presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005.

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

We believe that we are currently operating in a marketplace that, with appropriate risk selection, can offer favorable pricing and/or terms and conditions in our business segments. In general, pricing in our insurance segment is stable to declining for many classes of business. Terms and conditions, however, remain relatively attractive. In our reinsurance segment, we have experienced moderate price softening, particularly in short-tail lines of business (with the exception of Florida-exposed business). Terms and conditions have remained firm across most lines of business.

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

The following table details our key performance indicators for the periods indicated:

	Quarters ended		Six Months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	($ in thousands, except share and per share amounts)
Gross premiums written	$767,293	$629,319	$1,965,992	$1,673,442
Net premiums earned	624,413	486,403	1,250,003	957,651
Underwriting income	167,899	130,415	315,366	269,503
Net income	172,845	140,856	324,644	307,642
Net loss and loss expense ratio	51.7%	53.0%	53.4%	52.3%
Acquisition cost ratio	13.7%	13.5%	14.1%	12.8%
General and administrative expense ratio	9.1%	8.7%	8.9%	8.8%
Combined ratio	74.5%	75.2%	76.4%	73.9%
Return on average equity	22.6%	18.6%	20.3%	21.0%

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

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Managements’ Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005.

Results of Operations

Quarters ended June 30, 2005 and 2004

Premiums.  The $138.0 million increase in gross written premium was generated by both our insurance and reinsurance segments, which experienced increases in gross premiums written of $76.9 million and $61.1 million, respectively. This increase was primarily due to greater market penetration in existing lines of business together with the generation of new business.

The increase of $10.1 million in premiums ceded was primarily due to an increase in premiums ceded by our insurance segment.  This was primarily a result of increased premiums ceded by U.S. insurance.

The $138.0 million increase in net premiums earned was primarily generated by our reinsurance segment, which reported an increase of $105.2 million. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written over the rolling twelve-month period ended June 30, 2005 compared to the rolling twelve-month period ended June 30, 2004, our net premiums earned increased.

Net Investment Income. Net investment income increased by $24.7 million due to a combination of higher investment balances and higher investment yields.  Net investment income for the quarter ended June 30, 2005 consisted of $54.6 million of interest on cash and fixed maturity investments and $5.0 million of income from other investments, offset by $1.6 million of net investment expenses. Included in net investment income for the quarter ended for June 30, 2005, was $0.6 million of unrealized gains from other investments. Net investment income for the quarter ended June 30, 2004 consisted of $34.8 million of interest on cash and fixed maturity investments offset by $1.5 million of net investment expenses.

The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) increased by 0.8%. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

Net Realized Losses/Gains. Net realized gains increased by $6.2 million. The increase was generated by net realized gains of $3.5 million from sale of investments and net realized and unrealized gains of $2.7 million from investment derivatives that we use to hedge the foreign exchange risk of the investment portfolio. We invest our portfolios to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter.

The total return for our investment portfolio for the quarter ended June 30, 2005 (calculated using beginning and ending market portfolio values, adjusted for external cash flows) was 2.2% versus (1.7%) for the quarter ended June 30, 2004. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation. Our total return was higher during the quarter ended June 30, 2005 due to a combination of higher investment yields obtained during the quarter versus the comparable prior period and a change in the U.S. interest rates that positively impacted the price of fixed income securities.

Other Insurance Related Income/Loss.  The decrease of $5.6 million in other insurance related income/loss primarily related to the movement in the fair value of insurance contracts that meet the definition of a derivative. During the quarter ended June 30, 2005, the principal contract that was accounted for as a derivative expired.

Net Losses and Loss Expenses.  The increase of $65.0 million in net losses and loss expenses was primarily generated by an increase in the volume of gross premiums earned and an increase in the net loss and loss expense ratio for our reinsurance segment. The net loss and loss expense ratio for the quarter ended June 30, 2005, was 51.7% compared to 53.0% for the quarter ended June 30, 2004. During the quarter ended June 30, 2005, we experienced favorable prior period development of $74.0 million, or 11.9 percentage points, compared with $43.2 million, or 8.9 percentage points, for the quarter ended June 30, 2004.

Acquisition Costs.  The increase of $20.0 million in acquisition costs primarily resulted from an increase in the volume of gross premiums earned. The acquisition cost ratio for the quarter ended June 30, 2005 was 13.7% compared to 13.5% for the quarter ended June 30, 2004. We experienced an increase in the ratio principally as a result of a change in our business mix, with a higher percentage of net earned premiums generated by our reinsurance segment, which has a higher acquisition cost ratio. This impact was partially offset by a reduction in the acquisition cost ratio in our insurance segment generated on business earned by global insurance.

As we have not entered into any incentive commission arrangements with brokers for 2005, we have not accrued any fees regarding these arrangements for the quarter ended June 30, 2005. We have accrued liabilities for amounts due under incentive arrangements with brokers entered into for 2004; however, given the uncertainties that exist surrounding the calculation and payment of these incentive commissions, this estimate is subject to change. Any changes in the estimate are recorded during the period in which the change is identified. To date, the level of commissions charged in 2005 by brokers has generally remained consistent with prior periods.

General and Administrative Expenses.  The $14.4 million increase in general and administrative expenses was principally generated by increased compensation costs due primarily to an increase in headcount from the expansion of operations. The general and administrative expense ratio for the quarter ended June 30, 2005 was 9.1% compared to 8.7% for the quarter ended June 30, 2004.

Foreign Exchange.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the quarter ended June 30, 2005, we experienced a foreign exchange loss of $27.2 million, which constituted an increase of $20.8 million compared to the quarter ended June 30, 2004. The loss was principally attributable to the decline of the Euro against the U.S. dollar and an increase in our asset balances denominated in Euros following an increase in the level of gross premiums written in this currency in our reinsurance segment. In order to alleviate some of the current volatility of our foreign exchange losses and gains, we have developed a hedging program using foreign currency derivative instruments.

Interest Expense. The increase of $7.6 million was primarily due to the issuance of senior unsecured debt in November 2004, which bears interest at 5.75% per annum. Interest expense consists of interest due on outstanding debt, the amortization of debt offering expenses and offering discounts, and fees relating to our credit facility.

Income Tax Expense.  The increase of $3.5 million in the income tax expense for the quarter ended June 30, 2005 was primarily attributable to the generation of additional taxable income by our U.S. subsidiaries.

Net Income.  Net income for the quarter ended June 30, 2005 consisted of net underwriting income of $167.9 million, net investment income and net realized gains of $59.8 million, reduced by corporate expenses of $14.1 million, foreign exchange losses of $27.2 million, interest expense of $7.8 million and tax expense of $5.8 million. Net income for the quarter ended June 30, 2004 consisted of net underwriting income of $130.4 million and net investment income and net realized gains of $28.9 million, reduced by corporate expenses of $9.6 million, foreign exchange losses of $6.4 million, interest expense of $0.2 million and a tax expense of $2.3 million.

Comprehensive Income.  Comprehensive income, which increased $166.2 million for the quarter ended June 30, 2005, represents net income adjusted for changes in the unrealized position in our investment portfolio.

Six months ended June 30, 2005 and 2004

Premiums.  We experienced an increase in gross written premium of $292.6 million. This was primarily generated by our reinsurance segment, which experienced an increase in gross premiums written of $235.2 million due to greater market penetration in Continental Europe and new opportunities within our property book.

The $1.8 million increase in premium ceded was due to an increase in the level of reinsurance purchased by our insurance segment, which offset a decrease in the level of reinsurance purchased by our reinsurance segment. Our insurance segment, which purchases most of our reinsurance, does so to reduce our exposure to risk of loss on some lines of business.

The $292.4 million increase in net premiums earned resulted primarily from our reinsurance segment, which reported an increase in net premiums earned of $209.8 million. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written over the rolling twelve-month period ended June 30, 2005 compared to the rolling twelve-month period ended June 30, 2004, our net premiums earned increased.

Net Investment Income. Net investment income increased by $46.2 million due to a combination of higher investment balances and higher investment yields.  Net investment income for the six months ended June 30, 2005 consisted of: $106.1 million of interest on cash and fixed maturity investments; $7.9 million of income from other investments and was offset by $3.2 million of net investment expenses. Included in net investment income for the six months ended June 30, 2005 was $0.9 million of unrealized gains from other investments. Net investment income for the six months ended June 30, 2004 consisted of $67.3 million of interest on cash and fixed maturity investments and $0.5 million of income from other investments, offset by $3.2 million of net investment expenses.

The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) increased by 0.6%. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

Net Realized Losses/Gains. Net realized gains have decreased by $5.2 million.  The decrease was generated by net realized losses from the sale of investments of $10.3 million offset by net realized and unrealized gains of $5.1 million from investment derivatives that we use to hedge the foreign exchange risk of the investment portfolio. We invest our portfolios to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter.

The total return for our investment portfolio for the six months ended June 30, 2005 (calculated using beginning and ending market portfolio values, adjusted for external cash flows) was 1.9% versus 0.3% for the six months ended June 30, 2004. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation. Our total return was higher during the six months ended June 30, 2005 primarily due to higher investment yields and changes in U.S. interest rates that positively impacted the price of fixed income securities.

Other Insurance Related Income/Loss.  The decrease of $6.0 million in other insurance related income/loss was primarily due to the movement in the fair value of insurance contracts that meet the definition of a derivative. During the quarter ended June 30, 2005, the principal contract that was accounted for as a derivative expired.

Net Losses and Loss Expenses.  The increase of $166.7 million in net losses and loss expenses and 1.1 percentage point increase in the net loss and loss expense ratio was generated by our reinsurance segment, principally as a result of a change in our business mix, with a higher percentage of net earned premiums generated by non-property lines of business, which typically have higher net losses and loss expenses ratios. This offset a reduction in net loss and loss expenses due to an increase in favorable prior period development of $140.7 million, or 11.3 percentage points, for the six months ended June 30, 2005 compared to $91.7 million, or 9.6 percentage points, for the six months ended June 30, 2004.

Acquisition Costs.  The increase of $54.3 million in acquisition costs primarily resulted from an increase in the volume of gross premiums earned. The acquisition cost ratio for the six months ended June 30, 2005 was 14.1% compared to 12.8% for the six months ended June 30, 2004. The increase in the ratio was principally a result of two factors. First, the acquisition cost ratio within our reinsurance segment increased. Second, we experienced a change in our business mix, with a higher percentage of net earned premiums generated by our reinsurance segment, which has a higher acquisition cost ratio.

As we have not entered into any incentive commission arrangements with brokers for 2005, we have not accrued any fees regarding these arrangements for the six months ended June 30, 2005. We have accrued liabilities for amounts due under incentive arrangements with brokers entered into for 2004; however, given the uncertainties that exist surrounding the calculation and payment of these incentive commissions, this estimate is subject to change. Any changes in the estimate are recorded during the period in which the change is identified. To date, the level of commissions charged in 2005 by brokers has generally remained consistent with prior periods.

General and Administrative Expenses.  The $26.8 million increase in general and administrative expenses was generated principally by an increase in compensation costs due primarily to an increase in headcount from the expansion of operations in the U.S. and Continental Europe. The general and administrative expense ratio for the six months ended June 30, 2005 was 8.9% compared to 8.8% for the six months ended June 30, 2004.

Foreign Exchange.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the six months ended June 30, 2005, we experienced a foreign exchange loss of $50.6 million, an increase of $43.1 million compared to the six months ended June 30, 2004. The loss was principally attributable to the decline of the Euro against the U.S. dollar and an increase in our asset balances denominated in Euros following an increase in the level of gross premiums written in this currency in our reinsurance segment. In order to alleviate some of the current volatility of our foreign exchange losses and gains, we have developed a hedging program using foreign currency derivative instruments.

Interest Expense. The increase of $15.7 million was primarily due to the issuance of senior unsecured debt in November 2004, which bears interest at 5.75% per annum. Interest expense consists of interest due on outstanding debt, the amortization of debt offering expenses and offering discounts, and fees relating to our credit facility.

Income Tax Expense.  The increase of $3.7 million in the income tax expense for the six months ended June 30, 2005 was attributable to the generation of additional taxable income by our U.S. subsidiaries.

Net Income. Net income for the six months ended June 30, 2005 consisted of net underwriting income of $315.4 million, net investment income and net realized gains of $111.2 million, reduced by corporate expenses of $25.9 million, foreign exchange losses of $50.6 million, interest expense of $15.9 million and tax expense of $9.5 million. Net income for the six months ended June 30, 2004 consisted of net underwriting income of $269.5 million and net investment income and net realized gains of $70.3 million, reduced by corporate expenses of $18.6 million, foreign exchange losses of $7.6 million, interest expense of $0.2 million and a tax expense of $5.8 million.

Comprehensive Income.  Comprehensive income increased by $60.2 million for the six months ended June 30, 2005 and represents net income adjusted for changes in the unrealized position in our investment portfolio.

Underwriting Results by Segment

Our business consists of two underwriting segments: insurance and reinsurance. Our insurance segment is further divided into two sub-segments: global insurance and U.S. insurance.

We evaluate the performance of each underwriting segment based on underwriting results. We allocate all of our general and administrative costs, except our corporate expenses, to our underwriting segments. Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. We do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

Insurance

Our insurance segment provides specialty lines of business on a worldwide basis.

Global insurance provides coverage predominantly through the London broker network with product lines comprising property, marine, terrorism and war risk, aviation and aerospace, political risk and professional lines and other specialty risks.

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

The aviation and aerospace line of business includes hull and liability coverage for passenger and cargo airlines and privately owned aircraft, select aviation product liability coverage, physical damage coverage on satellite launches and satellite liability.

The political risk line of business generally provides protection against sovereign default or other sovereign actions resulting in impairment of cross-border investments for banks and major corporations in industries such as energy and mining.

The professional lines and other specialty line of business primarily consist of directors’ and officers’ liability coverage.

U.S. insurance provides coverage through a variety of channels in the U.S., covering exposures predominantly in the U.S. The product lines are property, professional lines, liability and other specialty and are offered through wholesale brokers, retail brokers and managing general underwriters. Many of its property and casualty insurance products are for nonstandard and complex risks. U.S. insurance also writes risks that are unique and difficult to place in the standard market, but must remain with an admitted insurance company for marketing and regulatory purposes.

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

The other specialty book currently consists of a product that indemnifies self-insured, small and medium sized employers for losses excess of a retention associated with employee medical coverage.

Quarters ended June 30, 2005 and June 30, 2004

The following table summarizes the underwriting results and ratios for the insurance segment for the quarters ended June 30, 2005 and 2004:

	Quarters ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$512,982	$436,103	$76,879	17.6%
Net premiums written	365,103	300,845	64,258	21.4%
Net premiums earned	313,038	280,235	32,803	11.7%
Other insurance related loss	(5,301)	(399)	(4,902)	nm
Expenses:
Net losses and loss expenses	148,697	164,740	(16,043)	(9.7)%
Acquisition costs	30,150	32,785	(2,635)	(8.0)%
General and administrative expenses	30,409	23,377	7,032	30.1%
Underwriting income	$98,481	$58,934	$39,547	67.1%
Ratios:
Net loss and loss expense ratio	47.5%	58.8%	(11.3)%
Acquisition cost ratio	9.6%	11.7%	(2.1)%
General and administrative expense ratio	9.7%	8.3%	1.4%
Combined ratio	66.8%	78.8%	(12.0)%

nm – not meaningful

Premiums.  The increase in gross premiums written was principally due to an increase of $65.6 million in gross premiums written by U.S. insurance.

The table below shows gross premiums written in global insurance by line of business for the quarters ended June 30, 2005 and 2004:

	Quarters ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Property	$65,827	$80,239	$(14,412)	(18.0)%
Marine	44,102	38,772	5,330	13.7%
Terrorism and War Risk	28,797	33,154	(4,357)	(13.1)%
Aviation and Aerospace	29,474	31,384	(1,910)	(6.1)%
Political Risk	36,505	24,437	12,068	49.4%
Professional Lines and Other Specialty	22,807	8,202	14,605	178.1%
Total	$227,512	$216,188	$11,324	5.2%

The increase in gross premiums written in global insurance was primarily driven by the growth in our professional lines and other specialty business and political risk business. Our growth in professional lines and other specialty was due to the addition of a London market-based professional lines underwriting team in early 2004, which is focused on European risks. Consequently, only a small amount of business was written in the quarter ended June 30, 2004. Our political risk book is not characterized by predictable renewal patterns, as it is largely dependent upon the levels of foreign direct investment and, consequently, there can be some variability in the level of our gross premium writings for comparable periods. The increase in our marine book was primarily driven by two factors: first, the renewal of business affected by losses from Hurricane Ivan in 2004 at higher premium rates; and second, an increase in the level of construction activity that has generated additional energy offshore gross premiums written. Our property account experienced a reduction in gross premiums written due to deterioration in the pricing environment, which resulted in fewer risks meeting our underwriting criteria.

The table below shows gross premiums written in U.S. insurance by line of business for the quarters ended June 30, 2005 and 2004:

	Quarters ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Property	$97,429	$85,136	$12,293	14.4%
Liability	79,509	56,073	23,436	41.8%
Professional Lines	106,572	78,706	27,866	35.4%
Other Specialty	1,960	—	1,960	nm
Total	$285,470	$219,915	$65,555	29.8%

nm – not meaningful

The increase in gross premiums written in U.S. insurance was driven by growth across all lines of business.  Gross premiums written in our professional lines business increased driven primarily by an increase of $18.3 million in errors and omissions insurance following the appointment of a managing general underwriter effective January 1, 2005. In addition, the level of rate reductions within our directors’ and officers’ business stabilzed, which generated an opportunity to write more new and renewal business and increased the level of gross premiums written. We wrote more umbrella and excess liability insurance following our decision to target this class of business and increase the number of dedicated underwriters. The increase in our property account was largely driven by an increase in premiums generated by our specialty program business, including coverages such as builders risk insurance and earthquake risk. In addition, we experienced growth in our property excess and surplus lines business.

Premiums ceded for the quarter ended June 30, 2005 increased by $12.6 million. Premiums ceded for U.S. insurance increased in line with increased gross premiums written. The ratio of premiums ceded to gross premiums written in U.S. insurance was 47.1% for the quarter ended June 30, 2005 and 46.5% for the quarter ended June 30, 2004. Although we increased our retention on our professional lines book, during the quarter this impact was offset by an increase in the reinsurance ceded on our property book. This was due to two factors: first, an increase in the cost following the renewal of our reinsurance in May 2005: and second, additional reinstatement premiums following an increase in our gross losses relating to the 2004 hurricane losses. Premiums ceded in global insurance decreased by $19.4 million as the purchase of reinsurance varies on a quarterly basis dependant upon market opportunities.

The following table shows the derivation of net premiums earned in our insurance segment for the quarters ended June 30, 2005 and 2004:

	Quarters ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Gross premiums earned	$463,620	$392,026	$71,594	18.3%
Ceded premiums amortized	(150,582)	(111,791)	(38,791)	(34.7)%
Net premiums earned	$313,038	$280,235	$32,803	11.7%

Gross premiums are earned over the period of the insured risk. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in gross premiums written over the rolling twelve-month period ended June 30, 2005 compared to the rolling twelve-month period ended June 30, 2004, our gross premiums earned increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2005 as premiums ceded in 2004 continue to be amortized in 2005.

Other Insurance Related (Loss) Income.  Other insurance related (loss) income primarily related to the movement in the fair value of our insurance contracts that meet the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default. During the quarter ended June 30, 2005, the principal contract that was accounted for as a derivative expired.

Net Losses and Loss Expenses. The net loss and loss expense ratio for the quarter ended June 30, 2005 was 47.5% compared to 58.8% for the quarter ended June 30, 2004, a decrease of 11.3 percentage points. The decrease in net loss and loss expenses and the net loss and loss expense ratio was primarily due to favorable development on prior year loss and loss reserves of $44.4 million for the quarter ended June 30, 2005 compared to $24.4 million for the quarter ended June 30, 2004.

The following table shows the components of net loss and loss expenses incurred in global insurance for the quarters ended June 30, 2005 and 2004:

	Quarters ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Gross losses paid	$63,535	$12,204	$51,331	nm
Reinsurance recoveries received	(1,252)	(564)	(688)	(122.0)%
Net Losses paid	62,283	11,640	50,643	nm
Change in reported case reserves	(22,047)	(1,836)	(20,211)	nm
Change in IBNR	51,673	109,954	(58,281)	(53.0)%
Reinsurance recoveries on unpaid loss and loss expense reserves	(13,870)	(2,142)	(11,728)	nm
	$78,039	$117,616	$(39,577)	33.6%
Net loss and loss expense ratio	38.1%	59.8%	(21.7)%

nm – not meaningful

The reduction in the net loss and loss expense ratio was primarily due to favorable prior period loss development of $42.8 million during the quarter ended June 30, 2005 compared to $18.1 million during the quarter ended June 30, 2004. This reduced the net loss ratio by 20.9 percentage points for the quarter ended June 30, 2005 and 9.2 percentage points for the quarter ended June 30, 2004. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. It takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. Given our limited operating history, the initial expected loss and loss expense ratio was primarily based on industry data. As our favorable loss experience has emerged, the expected ultimate loss has been reduced and, therefore, has generated favorable prior period loss development. After adjusting for this development, the current accident year net loss and loss expense ratio was 59.0% for the quarter ended June 30, 2005 compared to 69.0% for the quarter ended June 30, 2004. The decrease was due to a change in the mix of business and to greater utilization of company specific loss information in establishing initial expected net loss and loss expense ratios on some short tail lines of business.

The following table shows the components of net loss and loss expenses incurred in U.S. insurance for the quarters ended June 30, 2005 and 2004:

	Quarters ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Gross losses paid	$67,589	$5,875	$61,714	nm
Reinsurance recoveries received	(43,993)	(201)	(43,792)	nm
Net Losses paid	23,596	5,674	17,992	nm
Change in reported case reserves	(36,958)	5,654	(42,612)	nm
Change in IBNR	108,770	87,863	20,907	23.8%
Reinsurance recoveries on unpaid loss and loss expense reserves	(24,750)	(52,067)	27,317	52.5%
	$70,658	$47,124	$23,534	49.9%
Net loss and loss expense ratio	65.2%	56.3%	8.9%

nm – not meaningful

During the quarter ended June 30, 2005, we experienced favorable prior year development of $1.6 million, or 1.5 percentage points, compared to $6.3 million, or 7.5 percentage points, during the quarter ended June 30, 2004. The net loss and loss expense ratio for the current accident year increased from 63.8% for the quarter ended June 30, 2004 to 66.8% for the quarter ended June 30, 2005. This increase was caused by a shift in the business mix from property to liability lines of business. Typically, our property lines of business have lower initial expected net loss and loss expense ratios than our liability lines of business.

Acquisition Costs. The decrease in the acquisition cost ratio was driven by a decrease in the acquisition cost ratio of global insurance.

Acquisition costs in global insurance were $26.5 million or 12.9% of net premiums earned for the quarter ended June 30, 2005 compared to $30.4 million, or 15.5%, of net premiums earned for the quarter ended June 30, 2004. This decrease in the acquisition cost ratio was primarily caused by a reduction in the estimated liability for incentive commissions, which offset the impact of higher amortized reinsurance costs.

U.S. insurance acquisition costs were $3.7 million, or 3.4%, of net premiums earned for the quarter ended June 30, 2005 compared to $2.4 million, or 2.8%, of net premiums earned for the quarter ended June 30, 2004. Our acquisition costs were impacted primarily by three factors, the first two of which generated an increase in the acquisition cost ratio that was partially offset by the impact of the third factor. First, we experienced a reduction in the level of commissions received on ceded premiums under our current year ceded arrangements; second, we experienced a change in business mix in our property and professional lines business, which has resulted in an overall higher acquisition cost ratio for these lines; and third, we recorded additional commissions as a consequence of ceding additional premium on prior year ceded arrangements following an increase on our gross losses relating to the 2004 hurricane losses.

General and Administrative Expenses.  The 1.4 percentage point increase in our general and administrative expenses ratio for the quarter ended June 30, 2005 was due to U.S. insurance, which has a higher general and administrative expense ratio.

Six Months ended June 30, 2005 and June 30, 2004

The following table summarizes the underwriting results and ratios for the insurance segment for the six months ended June 30, 2005 and 2004:

	Six Months ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$942,231	$884,853	$57,378	6.5%
Net premiums written	659,765	614,208	45,557	7.4%
Net premiums earned	636,397	553,855	82,542	14.9%
Other insurance related loss	(5,519)	(219)	(5,300)	nm
Expenses:
Net losses and loss expenses	286,310	312,883	(26,573)	(8.5)%
Acquisition costs	66,276	59,000	7,276	12.3%
General and administrative expenses	60,572	47,160	13,412	28.4%
Underwriting income	$217,720	$134,593	$83,127	61.8%
Ratios:
Net loss and loss expense ratio	45.0%	56.5%	(11.5)%
Acquisition cost ratio	10.4%	10.6%	(0.2)%
General and administrative expense ratio	9.5%	8.5%	1.0%
Combined ratio	64.9%	75.6%	(10.7)%

nm – not meaningful

Premiums.  The increase in gross premiums written was principally due to an increase in gross premiums written in U.S. insurance that partially offset a decrease in gross written premiums in global insurance.

The table below shows gross premiums written in global insurance by line of business for the six months ended June 30, 2005 and 2004:

	Six Months ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Property	$111,204	$134,553	$(23,349)	(17.4)%
Marine	119,765	117,761	2,004	1.7%
Terrorism and War Risk	104,531	122,762	(18,231)	(14.9)%
Aviation and Aerospace	44,372	54,572	(10,200)	(18.7)%
Political Risk	61,789	73,114	(11,325)	(15.5)%
Professional Lines and Other Specialty	38,174	13,834	24,340	175.9%
Total	$479,835	$516,596	$(36,761)	(7.1)%

The decrease in gross premiums written in global insurance was spread across most lines of business and was partially offset by an increase in our professional lines and other specialty business. Our property account experienced a reduction in gross premiums written due to a general deterioration in the pricing environment, which resulted in fewer risks meeting our underwriting criteria. The reduction in our terrorism and war risk lines of business was principally due to a decline in the level of terrorism business. This was primarily driven by certain contracts written in 2004 not renewing in 2005 due to the non-recurring nature of some events covered by this line of business and to the fact that some policies provided coverage for a period of up to two years. Our political risk book is not characterized by predictable renewal patterns, as it is largely dependent upon the levels of foreign direct investment and, consequently, there can be some variability in the level of our gross premium writings for comparable periods. Our aviation and aerospace line of business experienced a decrease in gross premiums written due primarily to decreased satellite business following a decision to reduce our exposure to this class of business. This decrease was also due to the timing of aviation renewals. The vast majority of aviation business is renewed in the last calendar quarter; however, some policies can take longer to place, which results in the binding of risks in the first calendar quarter. The increase in gross premiums written in our professional lines and other specialty book of business was due to the addition of a London market-based professional lines underwriting team in early 2004 focused on European risks. Consequently, only a small amount of business was written in the six months ended June 30, 2004.

The table below shows gross premiums written in U.S. insurance by line of business for the six months ended June 30, 2005 and 2004:

	Six Months ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Property	$159,360	$138,154	$21,206	15.3%
Liability	142,531	105,855	36,676	34.6%
Professional Lines	157,530	124,248	33,282	26.8%
Other Specialty	2,975	—	2,975	nm
Total	$462,396	$368,257	$94,139	25.6%

nm – not meaningful

The increase in gross premiums written in U.S. insurance was driven by growth across all lines of business. Gross premiums written in our professional lines business increased driven by an increase of $27.7 million in errors and omissions insurance following the appointment of a managing general underwriter effective January 1, 2005. We wrote more umbrella and excess liability insurance following our decision to target this class of business and increase the number of dedicated underwriters. The increase in our property account was largely driven by an increase in premiums generated by our specialty program business, including coverages such as builders risk insurance and earthquake risk.  In addition, we experienced growth in our excess and surplus line business.

Premiums ceded for the six months ended June 30, 2005 increased by $11.8 million. Premiums ceded for U.S. insurance increased as gross premiums written increased. The ratio of premiums ceded to gross premiums written in U.S. insurance was 47.6% for the six months ended June 30, 2005 and 46.1% for the six months ended June 30, 2004. Although we increased our net retention on our professional lines book, during the six months ended June 30, 2005 this impact was offset by an increase in the reinsurance ceded on our property book. This was due to two factors: first, an increase in the cost following the renewal of our reinsurance in May 2005; and second, additional reinstatement premiums following an increase in our gross losses relating to the 2004 hurricane losses. Premiums ceded in global insurance decreased by $38.4 million as the purchase of reinsurance varies on a quarterly basis dependant upon market opportunities.

The following table shows the derivation of net premiums earned in our insurance segment for the six months ended June 30, 2005 and 2004:

	Six Months ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Gross premiums earned	$917,674	$758,668	$159,006	21.0%
Ceded premiums amortized	(281,277)	(204,813)	(76,464)	(37.3)%
Net premiums earned	$636,397	$553,855	$82,542	14.9%

Gross premiums are earned over the period of the insured risk. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in gross premiums written over the rolling twelve-month period ended June 30, 2005 compared to the rolling twelve-month period ended June 30, 2004, our gross premiums earned increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2005 as premiums ceded in 2004 continue to be amortized in 2005.

Other Insurance Related (Loss) Income.  Other insurance related (loss) income primarily related to the movement in the fair value of our insurance contracts that meet the definition of a derivative. These contracts typically insure a portfolio of sovereign debt securities against the risk of default. During the six months ended June 30, 2005, the principal contract that was accounted for as a derivative expired.

Net Losses and Loss Expenses.  Net losses and loss expenses for the six months ended June 30, 2005 decreased by $26.6 million. The net loss and loss expense ratio for the six months ended June 30, 2005 decreased by 11.5 percentage points. The decrease in the net losses and loss expenses incurred and the net loss and loss expense ratio was primarily due to favorable development on prior year loss and loss reserves of $106.6 million, compared to $58.2 million for the six months ended June 30, 2004.

The following table shows the components of net loss and loss expenses incurred in global insurance for the six months ended June 30, 2005 and 2004:

	Six Months ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Gross losses paid	$95,828	$38,855	$56,973	146.6%
Reinsurance recoveries received	(2,893)	(1,198)	(1,695)	(141.5)%
Net Losses paid	92,935	37,657	55,278	146.8%
Change in reported case reserves	1,615	43,477	(41,862)	nm
Change in IBNR	73,006	153,683	(80,677)	(52.5)%
Reinsurance recoveries on unpaid loss and loss expense reserves	(23,622)	(18,674)	(4,948)	nm
	$143,934	$216,143	$(72,209)	(33.4)%
Net loss and loss expense ratio	34.1%	54.5%	(20.4)%

nm – not meaningful

The reduction in the net loss and loss expense ratio was primarily due to favorable prior period loss development of $106.0 million during the six months ended June 30, 2005 compared to $52.0 million during the six months ended June 30, 2004. This reduced the net loss ratio by 25.1 percentage points for the six months ended June 30, 2005 compared to 13.1 percentage points for the six months ended June 30, 2004. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. It takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. Given our limited operating history, the initial expected loss and loss expense ratio was primarily based on industry data. As our favorable loss experience has emerged, the expected ultimate loss has been reduced and, therefore, has generated favorable prior period loss development. After adjusting for this development, the current accident year net loss and loss expense ratio was 59.3% for the six months ended June 30, 2005 compared to 67.6% for the six months ended June 30, 2004. The change was due to a change in the mix of business and to greater utilization of company specific loss information in establishing initial expected net loss and loss expense ratios on some short tail lines of business.

The following table shows the components of net loss and loss expenses incurred in U.S. insurance for the six months ended June 30, 2005 and June 30, 2004:

	Six Months ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Gross losses paid	$105,344	$13,659	$91,684	nm
Reinsurance recoveries received	(64,780)	(1,119)	(63,661)	nm
Net Losses paid	40,564	12,541	28,023	nm
Change in reported case reserves	13,542	7,986	5,556	69.6%
Change in IBNR	156,669	176,978	(20,309)	(11.5)%
Reinsurance recoveries on unpaid loss and loss expense reserves	(68,399)	(100,764)	32,365	nm
	$142,376	$96,740	$45,635	47.2%
Net loss and loss expense ratio	66.3%	61.4%	4.9%

nm – not meaningful

During the six months ended June 30, 2005, we experienced favorable prior year development of $0.5 million, or 0.3 percentage points, compared to $6.3 million, or 4.0 percentage points, in the six months ended June 30, 2004. The net loss and loss expense ratio for the current accident year increased from 65.4% for the six months ended June 30, 2004 to 66.5% for the six months ended June 30, 2005. This was caused by a shift in the business mix from property to liability. Typically, our property lines of business have lower initial expected net loss and loss expense ratios than our liability lines of business.

Acquisition Costs. The decrease in the acquisition cost ratio was driven by a decrease in the acquisition cost ratio of global insurance.

Acquisition costs in global insurance were $59.5 million, or 14.1%, of net premiums earned for the six months ended June 30, 2005 compared to $56.5 million, or 14.2%, of net premiums earned for the six months ended June 30, 2004. As a percentage of gross premiums earned, the level of acquisition costs was 12.1% for the six months ended June 30, 2005 and 12.6% for the six months ended June 30, 2004. The decrease of 0.5 percentage points in the level of the gross acquisition ratio was primarily due to a reduction in the estimated liability for incentive commissions, which offset the impact of higher amortized reinsurance costs.

U.S. insurance acquisition costs were $6.7 million, or 3.1%, of net premiums earned for the six months ended June 30, 2005 compared to $2.5 million, or 1.6%, of net premiums earned for the six months ended June 30, 2004. As a percentage of gross premiums earned, the acquisition cost ratio was 1.6% for the six months ended June 30, 2005 compared to 0.8% for the six months ended June 30, 2004. The increase of 0.8 percentage points was primarily driven by a change in business mix with less earned premium generated by our professional lines book and more earned premium generated by our liability and property lines of business. Typically, our professional lines book has a lower gross acquisition cost ratio than our property and liability books of business.

General and Administrative Expenses.  The 1.0 percentage point increase in our general and administrative expenses ratio for the six months ended June 30, 2005 was due to an increase in U.S. insurance business, which has a higher general and administrative expense ratio than global insurance.

Reinsurance

Our reinsurance segment provides treaty property and casualty reinsurance to insurance companies on a worldwide basis. Treaty reinsurance contracts are contractual arrangements that provide for automatic reinsuring of a type of category of risk underwritten by our clients. Contracts can be written on an excess of loss basis or a pro rata basis, also known as proportional. The product lines in this segment are catastrophe, property, professional liability, credit and bond, motor, liability and other.

The catastrophe reinsurance line of business provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. The underlying insurance policies in the catastrophe reinsurance line of business primarily cover property exposures. This business also consists of contracts covering non-property exposures, including workers compensation, personal accident and life.  The principal perils in this portfolio are hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril.

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

Quarters ended June 30, 2005 and June 30, 2004

The following table summarizes the underwriting results and ratios in our reinsurance segment for the quarters ended June 30, 2005 and 2004:

	Quarters ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$254,311	$193,216	$61,095	31.6%
Net premiums written	250,693	187,032	63,661	34.0%
Net premiums earned	311,375	206,168	105,207	51.0%
Other insurance related (loss) income	(150)	555	(705)	nm
Expenses:
Net losses and loss expenses	174,156	93,110	81,046	87.0%
Acquisition costs	55,321	32,706	22,615	69.1%
General and administrative expenses	12,330	9,426	2,904	30.8%
Underwriting income	$69,418	$71,481	$(2,063)	(2.9)%

Ratios:
Net loss and loss expense ratio	55.9%	45.2%	10.7%
Acquisition cost ratio	17.8%	15.9%	1.9%
General and administrative expenses ratio	4.0%	4.6%	(0.6)%
Combined ratio	77.7%	65.7%	12.0%

nm – not meaningful

Premiums.  The table below shows gross premiums written by line of business in our reinsurance segment for the quarters ended June 30, 2005 and 2004:

	Quarters ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Catastrophe	$94,277	$90,736	$3,541	3.9%
Property	76,914	44,170	32,744	74.1%
Professional lines	38,779	30,223	8,556	28.3%
Credit and bond	7,420	258	7,162	nm
Motor	1,576	2,007	(431)	(21.5)%
Liability	24,691	13,179	11,512	87.4%
Other	10,654	12,643	(1,989)	15.7%
Total	$254,311	$193,216	$61,095	31.6%

nm – not meaningful

The increase in our property account was primarily due to new business on targeted per risk programs. The increase in our liability account was primarily driven by increased shares on renewal contracts in Continental Europe and new business. The increase in our professional lines was generated by our U.S. reinsurance operations and was primarily due to the capture of new business and greater penetration on existing programs that renewed during the quarter. Our credit and bond account was affected by the timings of renewals.

Premiums ceded for the quarter ended June 30, 2005 decreased by $2.6 million compared to the quarter ended June 30, 2004. This decrease was due to changes in the timing of the renewal of ceded reinsurance contracts. Following the losses generated by the hurricanes in September 2004, we exhausted our reinsurance coverage and purchased new protection that will expire in the latter part of 2005.

The following table shows the derivation of net premiums earned in our reinsurance segment for the quarters ended June 30, 2005 and 2004:

	Quarters ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Gross premiums earned	$314,977	$209,614	$105,363	50.3%
Ceded premiums amortized	(3,602)	(3,446)	(156)	(4.5)%
Net premiums earned	$311,375	$206,168	$105,207	51.0%

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

Net Losses and Loss Expenses. The following table shows the components of net losses and loss expenses incurred in our reinsurance segment for the quarters ended June 30, 2005 and 2004:

	Quarters ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Gross losses paid	$58,921	$13,112	$45,809	nm
Reinsurance recoveries received	(32,343)	—	(32,343)	nm
Net Losses paid	26,578	13,112	13,466	102.7%
Change in reported case reserves	(5,590)	(4,271)	(1,319)	nm
Change in IBNR	121,407	85,052	36,355	42.7%
Reinsurance recoveries on unpaid loss and loss expense reserves	31,761	(783)	32,544	nm
Net losses and loss expenses	$174,156	$93,110	$81,046	87.0%
Net loss and loss expense ratio	55.9%	45.2%	10.7%

nm – not meaningful

The net loss and loss expense ratio increased by 10.7 percentage points for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The increase in the net loss and loss expense ratio was caused by several factors. During the quarter ended June 30, 2005, we experienced favorable prior period development of $29.6 million, or 9.5 percentage points, compared to $18.7 million, or 9.1 percentage points, for the quarter ended June 30, 2004. After adjusting for this development, the current accident year net loss and loss expense ratio increased from 54.3% for the quarter ended June 30, 2004 to 65.4% for the quarter ended June 30, 2005. Our current accident year increased as a result of a change in the mix of business written in our reinsurance segment. During the quarter ended June 30, 2005, 62.1% of our gross premiums earned was derived from property reinsurance compared to 70.1% for the quarter ended June 30, 2004. Excluding catastrophic events, our property reinsurance business generally has a lower net loss and loss expense ratio than other reinsurance business.

Acquisition Costs.  The increase in the acquisition cost ratio was primarily due to a change in the business mix with more business coming from non-catastrophe excess of loss product lines, which typically have higher acquisition costs.

General and Administrative Expenses.  The 0.6 percentage point decrease in the general and administrative expense ratio for the quarter ended June 30, 2005 was due to an increase in the volume of net premiums earned.

Six Months ended June 30, 2005 and June 30, 2004

The following table summarizes the underwriting results and ratios in our reinsurance segment for the six months ended June 30, 2005 and 2004:

	Six Months ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$1,023,761	$788,589	$235,172	29.8%
Net premiums written	1,018,102	772,859	245,243	31.7%
Net premiums earned	613,606	403,796	209,810	52.0%
Other insurance related income	—	663	(663)	nm
Expenses:
Net losses and loss expenses	380,833	187,567	193,266	103.0%
Acquisition costs	110,496	63,454	47,042	74.1%
General and administrative expenses	24,631	18,528	6,103	32.9%
Underwriting income	$97,646	$134,910	$(37,264)	(27.6)%

Ratios:
Net loss and loss expense ratio	62.1%	46.5%	15.6%
Acquisition cost ratio	18.0%	15.7%	2.3%
General and administrative expenses ratio	4.0%	4.6%	(0.6)%
Combined ratio	84.1%	66.8%	17.3%

nm – not meaningful

Premiums.  The table below shows gross premiums written by line of business in our reinsurance segment for the six months ended June 30, 2005 and 2004:

	Six Months ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Catastrophe	$362,075	$334,884	$27,191	8.1%
Property	226,757	131,877	94,880	71.9%
Professional lines	126,116	145,308	(19,192)	(13.2)%
Credit and bond	102,050	61,753	40,297	65.3%
Motor	73,617	31,890	41,727	130.8%
Liability	111,315	67,840	43,475	64.1%
Other	21,831	15,037	6,794	45.2%
Total	$1,023,761	$788,589	$235,172	29.8%

The increase in our property account was driven by three factors. First, we increased the level of pro rata reinsurance of U.S. homeowners’ business in select regions. Second, we obtained new business on targeted per risk programs. Third, we achieved greater market penetration in Continental Europe following an expansion into that marketplace in 2004. The increase in our liability account was primarily driven by significant new general liability umbrella excess reinsurance business in the U.S. and by greater penetration on Continental European renewal business.

Our motor account increased due to new business written, primarily in the French and U.K. motor insurance markets. The increase in our credit and bond account resulted from our ability to increase our share on renewal business and our ability to penetrate new markets and accounts in Continental Europe. We experienced rate decreases in our catastrophe book; however, we wrote more business focusing primarily on U.S. exposures where rate reductions were less severe than those for non-U.S. business. We experienced rate increases on some national clients who had suffered hurricane losses in 2004. The decrease in our professional lines account was primarily driven by the non-renewal of a significant treaty where the client decided to retain the exposure.

Premiums ceded for the six months ended June 30, 2005 decreased by $10.1 million. This decrease was due to changes in the timing of the renewal of ceded reinsurance contracts. Following the losses generated by the hurricanes in September 2004, we exhausted our reinsurance coverage and purchased new protection that will expire in the latter part of 2005.

The following table shows the derivation of net premiums earned in our reinsurance segment for the six months ended June 30, 2005 and 2004:

	Six Months ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Gross premiums earned	$622,016	$410,158	$211,858	51.6%
Ceded premiums amortized	(8,410)	(6,362)	(2,048)	(32.2)%
Net premiums earned	$613,606	$403,796	$209,810	52.0%

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

Net Losses and Loss Expenses. The following table shows the components of net losses and loss expenses incurred in our reinsurance segment for the six months ended June 30, 2005 and 2004:

	Six Months ended
	June 30, 2005	June 30, 2004	Change	% Change
	($ in thousands)
Gross losses paid	$91,182	$21,457	$69,725	nm
Reinsurance recoveries received	(41,874)	—	(41,874)	nm
Net Losses paid	49,308	21,457	27,851	129.8%
Change in reported case reserves	48,471	2,943	45,528	nm
Change in IBNR	242,579	164,505	78,074	47.5%
Reinsurance recoveries on unpaid loss and loss expense reserves	40,475	(1,338)	41,813	nm
Net losses and loss expenses	$380,833	$187,567	$193,266	103.0%
Net loss and loss expense ratio	62.1%	46.5%	15.6%

nm – not meaningful

The net loss and loss expense ratio for the six months ended June 30, 2005 increased by 15.6 percentage points due to several factors. During the six months ended June 30, 2005, we experienced favorable prior period development of $34.2 million, or 5.6 percentage points, compared to $33.5 million, or 8.3 percentage points, for the six months ended June 30, 2004. After adjusting for this development, the current accident year net loss and loss expense ratio increased from 54.7% for the six months ended June 30, 2004 to 67.7% for the six months ended June 30, 2005. Our current accident year net loss and loss expense ratio primarily increased as a result of a change in the mix of business written in our reinsurance segment. During the six months ended June 30, 2005, 62.3% of our gross premiums earned was derived from property reinsurance compared to 69.2% for the six months ended June 30, 2004. Excluding catastrophic events, our property reinsurance business generally has a lower net loss and loss expense ratio than other reinsurance business. During the six months ended June 30 2005, we experienced net losses and loss expenses of $26.4 million from windstorm Erwin, however, during the six months ended June 30, 2004, our loss experience benefited from the lack of major catastrophes.

Acquisition Costs.  The increase in the acquisition cost ratio was primarily due to a change in the business mix with more business coming from non-catastrophe excess of loss product lines, which typically have higher acquisition costs.

General and Administrative Expenses.  The 0.6 percentage point decrease in the general and administrative expense ratio for the six months ended June 30, 2005 was due to an increase in the volume of net premiums earned.

Financial Condition, Liquidity and Capital Resources

We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At June 30, 2005, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch in the United Kingdom, a branch in Switzerland and a representative office in Singapore. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends is limited by the applicable laws and regulations of Bermuda, Ireland and the United States, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

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

At June 30, 2005, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $1.1 billion.

Financial Condition

At June 30, 2005, our total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades were $6.5 billion, compared to $6.0 billion at December 31, 2004. Our investment portfolio consisted primarily of fixed income securities at June 30, 2005 and was managed by several external investment management firms. At June 30, 2005, all of these fixed income securities were investment grade, with 85.6% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AAA based on ratings assigned by Standard & Poor’s. The net payable for investments purchased at June 30, 2005 was $112.5 million compared to $49.9 million at December 31, 2004. Net payables are a result of timing differences only, as investments are accounted for on a trade date basis.

During 2005, we continued to increase the size of the allocation to other investments within our investment portfolio. Our other investments of $441.7 million consisted of investments in funds of funds, a fund that invests in U.S. dollar high yield credit, a portfolio of collaterized loan obligations, and medium term notes that have an interest in various pools of European fixed income securities.

As a result of the level of gross premium written during the six months ended June 30, 2005, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premium increased by $315.8 million, $52.4 million and $426.3 million, respectively, over those balances at December 31, 2004.  At June 30, 2005, we had reinsurance recoverable balances and reinsurance recoverable balances on paid losses of $648.0 million, of which 98.5% was due from reinsurers rated the equivalent of A- or better by internationally recognized rating agencies. Of our reinsurance recoverable balances, $396.0 million or 61.9% related to recoveries on incurred but not reported loss reserves.

At June 30, 2005, we had other assets of $89.3 million compared to $68.6 million at December 31, 2004. The increase was due to an increase in our deferred tax assets.

At June 30, 2005, we had $2.9 billion of reserves for loss and loss expenses compared to $2.4 billion at December 31, 2004, an increase of $0.5 billion. Of this balance, $2.3 billion, or 78.2%, was incurred but not reported reserves.

At June 30, 2005, our shareholders’ equity was $3.2 billion, which was consistent with December 31, 2004. During the six months ended June 30, 2005, we repurchased $350.0 million of common shares pursuant to our repurchase program. This was primarily offset by $324.6 million of net income in the period.

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

During the six months ended June 30, 2005, we generated a net operating cash inflow of $860.9 million, primarily related to premiums received and investment income. During the same period, we paid gross losses of $292.4 million and received reinsurance recoveries of $109.5 million. At June 30, 2005, we had a cash balance of $793.3 million. During the six months ended June 30, 2005, net cash of $395.2 million was used for financing activities. On February 16, 2005, we repurchased 12,783,094 common shares owned by initial investors at the formation of the Company pursuant to our repurchase program. The average purchase price was $27.38 per common share and the aggregate purchase price was $350.0 million. During the six months ended June 30, 2005, we paid dividends of $45.8 million and interest on our Senior Notes of $15.7 million.

During the six months ended June 30, 2004, we generated a net operating cash inflow of $784.5 million, primarily relating to premiums received and investment income. During the same period, we paid gross losses of $74.0 million. At June 30, 2004, we had a cash balance of $721.2 million. During the six months ended June 30, 2004, we invested a net cash amount of $633.3 million.

On May 5, 2005, we declared a quarterly dividend of $0.15 per common share to shareholders of record at June 30, 2005. The dividend was paid on July 14, 2005.

On an ongoing basis, our sources of funds primarily consist of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, reinsurance premiums, acquisition costs, general and administrative expenses, to purchase new investments and fund dividend, share repurchases and interest payments.

Capital Resources

On March 25, 2004, we renewed our credit facility by entering into a three-year $750 million credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, as administrative agent and lender. Under the terms of the new credit facility, up to $750 million may be used by AXIS Capital and its operating subsidiaries to issue letters of credit and up to $300 million may be used by these entities for general corporate purposes, with total borrowings not to exceed $750 million. The credit facility contains various loan covenants with which we must comply, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The credit facility also requires that we maintain (1) a minimum amount of consolidated shareholders’ equity equal to or greater than the sum of $1.975 billion plus (A) 50% of consolidated net income for each fiscal quarter beginning with the fiscal quarter ending June 30, 2005 and (B) 100% of the net cash proceeds received after March 25, 2004 from any issuance of our capital stock, and (2) a debt to total capitalization ratio not greater than 0.35:1.00. The credit facility contains restrictions on our ability to make acquisitions, except that we may, among other things, acquire assets and entities in the insurance and reinsurance business for consideration in an aggregate amount not in excess of $250 million. Our ability to pay dividends or make other restricted payments is also limited, except that we may, among other things, pay cash dividends to our shareholders in an amount not exceeding $150 million for any fiscal year and we may repurchase shares of our capital stock for consideration in an aggregate amount not exceeding $500 million. At June 30, 2005, we had no outstanding indebtedness and letters of credit of $433.7 million outstanding under the credit facility. As at June 30, 2005, we were in compliance with all covenants contained in the credit facility.

We are currently re-negotiating our credit facility in order to increase the facility size and extend the tenure.

On November 15, 2004, we completed a public offering of $500 million of Senior Notes.  The Senior Notes bear interest at 5.75%, payable semi-annually and, unless previously redeemed, will mature on December 1, 2014.

On March 14, 2005, we announced that our Board had authorized an additional repurchase program for up to $150 million of our common shares.

Contractual Commitments

We did not make any significant capital expenditures during the quarter ended June 30, 2005. We currently expect capital expenditures for 2005 to be less than $50 million.

On August 1, 2005, we purchased all of the outstanding common stock of a Wisconsin domiciled admitted insurance company. The purchase price was $28.3 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. We periodically revise our investment benchmarks based on business and economic conditions, including the average duration of our potential liabilities. At June 30, 2005, our invested assets (assets under management by external investment managers) had an approximate duration of 2.8 years.

At June 30, 2005, we held $1,949.9 million at fair market value, or 35.3% of our total invested assets, in mortgage-backed securities compared to $1,714.8 million, or 32.0%, at December 31, 2004. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency with which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at June 30, 2005. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by External Investment Managers

	Interest Rate Shift in Basis Points (Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100
Total Market Value	5,718,221	5,647,148	5,571,552	5,490,564	5,405,502
Market Value Change from Base	2.63%	1.36%	0%	-1.45%	-2.98%
Change in Unrealized Value	146,669	75,596	—	(80,998)	(166,050)

Foreign Currency Risk.  Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in such currencies. Furthermore, we may use foreign currency forward contracts in an effort to hedge against movements in the value of foreign currencies relative to the U.S. dollar and to gain exposure to interest rate differentials between differing market rates. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations and comprehensive income. At June 30, 2005, the net contractual amount of foreign currency forward contracts was $93.6 million with an unrealized gain of $2.1 million. At December 31, 2004, the net contractual amount of foreign currency forward contracts was $30.0 million with an unrealized loss of $0.1 million.

At June 30, 2005, we had insurance and reinsurance premium balances receivable of $1,230.3 million compared to $914.6 million at December 31, 2004. Of this balance, 69.1% was denominated in U.S. dollars. Of the remaining balance, 19.0% was denominated in Euro and 9.1% in Sterling. A 10% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $34.6 million at June 30, 2005 compared to $11.7 million at December 31, 2004.

Credit Risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At June 30, 2005, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities. In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

Value-at-Risk.  Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in fair market values of our investment portfolio. The VaR calculation is calculated by a third party provider and reviewed by management. VaR uses a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our investment portfolio at June 30, 2005 was approximately $179.4 million compared to $180.4 million at December 31, 2004, which represents the potential loss in fair market value of our investment portfolio over a one year time horizon within a 95% confidence level. This increase was primarily due to a slight extension of the portfolio duration. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains certain forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend.” Forward-looking statements contained in this quarterly report include information regarding our expectations regarding pricing and other market conditions, our growth prospects, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate and foreign currency risks, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4) failure of any of the loss limitation methods we employ, (5) the effects of emerging claims and coverage issues, (6) the failure of our cedents to adequately evaluate risks, (7) the loss of one or more key executives, (8) a decline in our ratings with rating agencies, (9) loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition, (12) general economic conditions and (13) the other matters set forth under Item 8, “Management’s Discussions and Analysis of Financial Condition and Results of Operations - Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.  Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005.  Based upon that evaluation, the Company’s management has not identified any change in its internal control over financial reporting that occurred during quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with these inquiries, we have conducted an internal investigation, led by outside counsel, to determine whether we have engaged in any of the improper business practices that are the focus of the inquiries.  This investigation is complete and has uncovered no evidence indicating that we engaged in bid rigging, fictitious or inflated quotes or related matters or conditioning direct insurance on the placement of reinsurance.  Consistent with long-standing and wide-spread industry practice, we have in the past entered into incentive commission arrangements with brokers; however, we have not entered into any of these arrangements with respect to 2005.

Two purported shareholders class action lawsuits have been filed against us and some of our executive officers relating to the practices being investigated by the Attorney General of the State of New York and other state regulators.  James Dolan v. AXIS Capital Holdings Limited, Michael A. Butt and John R. Charman was filed on October 28, 2004 in the United States District Court, Southern District of New York.  Robert Schimpf v. AXIS Capital Holdings Limited, Michael A. Butt, Andrew Cook and John R. Charman was filed on November 5, 2004 in the United States District Court, Southern District of New York.  On April 13, 2005, these lawsuits were consolidated and are now known as In re AXIS Capital Holdings Ltd. Securities Litigation.  On May 13, 2005, the plaintiffs filed an amended, consolidated complaint and added as defendants the managing underwriters and one of the selling shareholders in our secondary offering completed in March 2004. The lawsuit alleges securities violations in connection with the failure to disclose payments made pursuant to incentive commission arrangements and seeks damages in an unspecified amount.  We believe that the lawsuit is completely without merit and intend to vigorously defend against it.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On December 9, 2004, we announced that our Board of Directors had approved the repurchase of up to $350 million of our common shares to be effected from time to time in open market or privately negotiated transactions.  The repurchase program was authorized to continue until December 2006, but was exhausted in February 2005.  On March 14, 2005, we announced that our Board of Directors had approved the repurchase of up to an additional $150 million of our common shares to be effected from time to time in open market or privately negotiated transactions.  The repurchase program is authorized to continue until December 2006.  The following table sets forth information regarding the number of shares we repurchased during each month in the quarter ended June 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs
April 1-30, 2005	87,040	$26.50	0	$150,000,000
May 1-31, 2005	1,640	$26.60	0	$150,000,000
June 1-30, 2005	0	0	0	$150,000,000
Total	88,680	$26.50	0	$150,000,000

(a)          Comprises shares withheld to satisfy tax liabilities upon the vesting of restricted stock, awarded under our 2003 Long Term Equity Compensation Plan.  These shares are not included in our repurchase program.

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

Dated: August 3, 2005

AXIS CAPITAL HOLDINGS LIMITED

	By:	/s/John R. Charman
John R. Charman
President and Chief Executive Officer
(Authorized Officer)

/s/Andrew Cook
Andrew Cook
Chief Financial Officer
(Principal Financial Officer)