Form 10-Q/A
period 2005-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2005-08-30
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 26, 2005, there were 143,189,446 Common Shares, $0.0125 par value per share, of the registrant outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission on August 3, 2005 (the “Original Filing”), is being filed for the purpose of including information required under Item 4 Submission of Matters to a Vote of Security Holders that was inadvertently omitted from the Original Filing.  This Form 10-Q/A only sets forth the information required to be filed under Item 4, Part II and does not include the information previously set forth in the Original Filing.  No other information contained in the Original Filing is amended by this Form 10-Q/A.  In addition, and pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is filing herewith certain currently dated certifications.

i

AXIS CAPITAL HOLDINGS LIMITED

INDEX TO FORM 10-Q

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

ii

PART II - OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders at the Annual General Meeting of Shareholders held on May 5, 2005 at Chesney House, Pitts Bay Road, Pembroke, Bermuda.

1.              Appointment of Directors

Resolved by a vote of 97,738,251 in favor and 1,790,396 withheld:

That Robert L. Friedman be appointed a Class II Director.

Resolved by a vote of 99,478,657 in favor and 49,990 withheld:

That Donald J. Greene be appointed a Class II Director.

Resolved by a vote of 99,478,107 in favor and 50,540 withheld:

That Jugen Grupe be appointed a Class II Director.

Resolved by a vote of 99,487,217 in favor and 50,430 withheld:

That Frank J. Tasco be appointed a Class II Director.

The following directors continued in office after the meeting:  Michael A. Butt, John R. Charman, Charles A. Davis, W. Thomas Forrester, Maurice A. Keane, Edward J. Kelly, III, Scott A. Schoen, Henry B. Smith and Jeffrey C. Walker.  Messrs. Schoen and Walker have subsequently resigned.

2.              Appointment of Auditors

Resolved by a vote of 99,480,397 in favor, 34,060 against and 14,190 abstaining:

To appoint Deloitte & Touche, Hamilton, Bermuda, to act as the independent auditors of the Company for the fiscal year ending December 31, 2005 and to authorize the Board of Directors acting through the Audit Committee to set the fees for the independent auditors.

3.              Directors of AXIS Specialty

Resolved by a vote of 99,461,192 in favor, 54,173 against and 13,282 abstaining:

That the election of three nominees as directors of the Company’s subsidiary, AXIS Specialty Limited, be and is hereby approved.

4.              Liquidation of AXIS Specialty UK Limited

Resolved by a vote of 82,760,503 in favor, 11,973 against, 21,982 abstaining and 16,734,189 broker non-votes:

That the liquidation of the Company’s subsidiary, AXIS Specialty UK Limited, be and is hereby approved.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 30, 2005

AXIS CAPITAL HOLDINGS LIMITED

	By:	/s/John R. Charman
John R. Charman
President and Chief Executive Officer
(Authorized Officer)

/s/Andrew Cook
Andrew Cook
Chief Financial Officer
(Principal Financial Officer)

4