Form 10-Q
period 2005-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2005-11-07
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of November 2, 2005, there were 143,202,425 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

i

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2005 and December 31, 2004
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$862,184	$632,329
Fixed maturity investments at fair market value (Amortized cost 2005: $5,620,922; 2004: $5,114,997)	5,562,593	5,128,345
Other investments	514,221	271,344
Accrued interest receivable	47,800	47,487
Securities lending collateral	1,045,144	865,311
Insurance and reinsurance premium balances receivable	1,145,471	914,562
Deferred acquisition costs	242,478	211,082
Prepaid reinsurance premiums	300,872	271,187
Reinsurance recoverable balances	1,308,253	588,649
Reinsurance recoverable balances on paid losses	28,767	7,650
Intangible assets	37,969	31,734
Other assets	344,794	68,605
Total Assets	$11,440,546	$9,038,285

Liabilities
Reserve for losses and loss expenses	$4,514,277	$2,404,560
Unearned premiums	2,003,223	1,644,771
Insurance and reinsurance balances payable	325,924	247,940
Accounts payable and accrued expenses	92,099	89,804
Securities lending payable	1,041,124	864,354
Net payable for investments purchased	93,268	49,854
Debt	499,019	498,938
Total Liabilities	8,568,934	5,800,221

Shareholders’ Equity
Share Capital (Authorized 800,000,000 shares, par value $0.0125)
Series A Preferred shares (issued and outstanding 2005: 10,000,000; 2004: nil)	$125	$—
Common shares (issued and outstanding 2005: 141,553,736; 2004:152,764,917)	1,769	1,910
Additional paid-in capital	1,931,807	2,017,144
Accumulated other comprehensive (loss) income	(54,806)	12,915
Retained earnings	992,717	1,206,095
Total Shareholders’ Equity	2,871,612	3,238,064

Total Liabilities & Shareholders’ Equity	$11,440,546	$9,038,285

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Quarters and Nine Months ended September 30, 2005 and 2004
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarter ended		Nine Months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues
Gross premiums written	$794,571	$687,700	$2,760,563	$2,361,142
Premiums ceded	(276,854)	(125,688)	(564,979)	(412,063)
Change in unearned premiums	99,097	(40,214)	(328,767)	(469,630)
Net premiums earned	616,814	521,798	1,866,817	1,479,449

Net investment income	67,015	40,017	177,774	104,621
Net realized (losses) gains	(6,435)	3,732	(5,997)	9,418
Other insurance related income (loss)	236	7,206	(5,283)	7,650
Total revenues	$677,630	$572,753	$2,033,311	$1,601,138

Expenses
Net losses and loss expenses	$1,035,270	$445,575	$1,702,413	$946,025
Acquisition costs (related party 2005: $183; $66,435 2004:$30,364; $76,796)	64,436	79,222	241,208	201,674
General and administrative expenses	44,237	47,068	155,335	131,360
Foreign exchange losses (gains)	1,727	(3,459)	52,371	4,099
Interest expense	8,360	469	24,257	688
Total expenses	$1,154,030	$568,875	$2,175,584	$1,283,846

(Loss) Income before income taxes	(476,400)	3,878	(142,273)	317,292
Income tax recovery (expense)	8,325	2,401	(1,158)	(3,369)
Net (Loss) Income	$(468,075)	$6,279	$(143,431)	$313,923

Other comprehensive (loss) income, net of tax
Unrealized (losses) gains arising during the period	(44,847)	53,176	(52,214)	5,707
Adjustment for re-classification of (losses) gains realized in income	(9,704)	1,014	(15,507)	(7,874)
Comprehensive (loss) income	$(522,626)	$60,469	$(211,152)	$311,756

Weighted average common shares outstanding — basic	140,995,298	152,534,495	142,711,852	152,523,144

Weighted average common shares and common share equivalents outstanding - diluted	140,995,298	166,128,928	142,711,852	166,401,498

(Loss) Earnings per share — basic	$(3.32)	$0.04	$(1.01)	$2.06

(Loss) Earnings per share — diluted	$(3.32)	$0.04	$(1.01)	$1.89

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months ended September 30, 2005 and 2004
(Expressed in thousands of U.S. dollars)

	Nine Months ended
	September 30, 2005	September 30, 2004
Series A Preferred shares
Shares issued during period and balance at end of period	$125	$—

Common shares
Balance at beginning of period	$1,910	$1,906
Shares issued during period	19	—
Repurchased during period	(160)	—
Balance at end of period	$1,769	$1,906

Additional paid-in capital
Balance at beginning of period	$2,017,144	$2,000,731
Shares issued during period, net of expenses	240,097	(797)
Repurchased during period	(349,840)	—
Stock options exercised	3,301	—
Stock option expense	6,423	2,317
Stock compensation expense	14,682	11,074
Balance at end of period	$1,931,807	$2,013,325

Accumulated other comprehensive (loss) income
Balance at beginning of period	$12,915	$25,164
Change in unrealized losses	(72,944)	(1,385)
Change in deferred taxes	5,223	(782)
Balance at end of period	$(54,806)	$22,997

Retained earnings
Balance at beginning of period	$1,206,095	$789,347
Common share dividends paid	(69,947)	(56,506)
Net (loss) income for period	(143,431)	313,923
Balance at end of period	$992,717	$1,046,764

Total Shareholders’ Equity	$2,871,612	$3,084,992

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2005 and 2004
(Expressed in thousands of U.S. dollars)

	Nine Months ended
	September 30, 2005	September 30, 2004
Cash flows provided by operating activities:
Net (loss) income	$(143,431)	$313,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized loss (gain) on sales of investments	5,997	(9,418)
Net amortization on fixed maturities	23,763	25,912
Amortization of deferred compensation and option expense	17,984	13,391
Amortization of intangible assets	2,743	1,178
Amortization of deferred debt expenses	340	—
Accrued interest receivable	(92)	(4,058)
Insurance and reinsurance premium balances receivable	(230,909)	(264,045)
Deferred acquisition costs	(31,396)	(92,821)
Prepaid reinsurance premiums	(29,648)	(69,183)
Reinsurance recoverable balances	(696,687)	(426,265)
Reinsurance recoverable balances on paid losses	(21,117)	—
Intangible assets	0	(135)
Other assets	(271,225)	(26,165)
Reserve for losses and loss expenses	2,086,800	1,230,388
Unearned premiums	358,415	538,672
Insurance and reinsurance balances payable	77,984	38,814
Accounts payable and accrued expenses	(768)	(7,434)
Total adjustments	1,292,184	948,831
Net cash provided by operating activities	1,148,753	1,262,754
Cash flows provided by (used in) investing activities:
Net cash paid in acquisition of subsidiaries	(27,772)	—
Purchases of other investments	(247,606)	(83,143)
Purchases of available-for-sale securities	(4,847,830)	(5,006,227)
Sales and maturities of available-for-sale securities	4,377,594	4,214,075
Net cash used in investing activities	(745,614)	(875,295)
Cash flows provided by (used in) financing activities:
Common share dividends	(69,947)	(56,506)
Repurchase of shares, net	(350,000)	—
Issue of shares, net	246,663	(797)
Net cash used in financing activities	(173,284)	(57,303)
Increase in cash and cash equivalents	229,855	330,156
Cash and cash equivalents — beginning of period	632,329	605,175
Cash and cash equivalents — end of period	$862,184	$935,331
Supplemental disclosures of cash flow information:
Income taxes paid	$23,864	$13,684
Interest paid	$15,677	$4

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

1.             Basis of Preparation and Consolidation

                These unaudited condensed consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (together, the “Company”) and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s condensed consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the estimation of accruals for amounts due under incentive commission agreements and the estimation of fair values for derivative contracts. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board. To facilitate period-to-period comparisons and to conform to current period presentation, a reclassification from general and administrative expenses to interest expense has been made for the quarter and nine months ended September 30, 2004. There was no effect on net income from this change in presentation.

                This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2005.

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

In December 2004, the FASB issued Statement No 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No.25 “Accounting for Stock Issued to Employees”. The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective for the first quarter of 2006. The Company already records compensation expense for awards of stock options and restricted stock to employees based on the fair value of the awards; consequently, this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

3.             Stock-Based Compensation

The Company accounts for stock compensation in accordance with FAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for stock options and for restricted stock awards granted to employees is recorded over the vesting period using the fair value method. The Company adopted FAS No. 123 effective January 1, 2003 by applying the prospective method permitted under FAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure”. Prior to 2003, the Company followed Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock compensation. The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation prior to January 1, 2003.

		Quarter ended		Nine Months ended
		September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net (loss) income as reported		$(468,075)	$6,279	$(143,431)	$313,923
Add:	Stock-based employee compensation expense included in net (loss) income, net of related tax effects	5,552	3,511	16,057	11,598
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,731)	(4,276)	(16,593)	(13,729)

Pro-forma net (loss) income		$(468,254)	$5,514	$(143,967)	$311,792
(Loss) earnings per share:
Basic — as reported		$(3.32)	$0.04	$(1.01)	$2.06
Basic — pro forma		$(3.32)	$0.04	$(1.01)	$2.04
Diluted — as reported		$(3.32)	$0.04	$(1.01)	$1.89
Diluted — pro forma		$(3.32)	$0.03	$(1.01)	$1.87

4.             Segment Information

Through December 31, 2004, the Company’s business consisted of five reportable operating segments: global insurance; global reinsurance; U.S. insurance; U.S. reinsurance; and corporate. Effective January 1, 2005, the Company created two distinct global underwriting platforms, AXIS Insurance and AXIS Re. Following this strategic realignment of its organizational structure, the Company has re-evaluated its operating and reportable segments and determined that it has three reportable operating segments: insurance, reinsurance and corporate. The Company’s insurance segment is further divided into two sub-segments: global insurance and U.S. insurance. The Company’s segments and sub-segments have been determined on the basis of underlying information reviewed by the Company’s chief decision maker, the Chief Executive Officer.

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

Global insurance provides specialty lines coverage, predominantly through the London broker network. The product lines in this segment are property, marine, terrorism and war risk, aviation and aerospace, political risk and professional lines and other specialty.

U.S. insurance provides specialty lines coverage through a variety of channels in the U.S. and covers exposures predominantly in the U.S. The product lines in this segment are property, professional lines, liability and other specialty and are offered through wholesale brokers, retail brokers and managing general underwriters. Many of its property and casualty insurance products are for non-standard and complex risks. U.S. insurance also writes risks that are unique and difficult to place in the standard market, but which must remain with an admitted insurance company for marketing and regulatory purposes.

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

The following tables summarize the underwriting results, income (loss) before income taxes, ratios and the reserves for losses and loss expenses for the Company’s reportable operating segments for the quarters and nine months ended September 30, 2005 and 2004.

Quarter ended September 30, 2005

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$191,616	$268,967	$460,583	$333,988	$—	$794,571
Net premiums written	63,813	124,061	187,874	329,843	—	517,717
Net premiums earned	141,359	107,174	248,533	368,281	—	616,814
Other insurance related income	—	236	236	—	—	236
Expenses:
Net losses and loss expenses	(308,024)	(130,500)	(438,524)	(596,746)	—	(1,035,270)
Acquisition costs	(13,293)	1,722	(11,571)	(52,865)	—	(64,436)
General and administrative expenses	(9,039)	(19,716)	(28,755)	(12,187)	—	(40,942)
Underwriting loss(a)	(188,997)	(41,084)	(230,081)	(293,517)	—	(523,598)

Corporate expenses					(3,295)	(3,295)
Net investment income					67,015	67,015
Realized losses on investments					(6,435)	(6,435)
Foreign exchange losses					(1,727)	(1,727)
Interest expense					(8,360)	(8,360)
Loss before income taxes						$(476,400)

Net loss and loss expense ratio	217.9%	121.8%	176.4%	162.0%		167.8%
Acquisition cost ratio	9.4%	(1.6)%	4.7%	14.4%		10.4%
General and administrative expense ratio	6.4%	18.4%	11.6%	3.3%	0.6%	7.2%
Combined ratio	233.7%	138.6%	192.7%	179.7%		185.4%

Reserve for losses and loss expenses	$1,513,221	$1,379,010	$2,892,231	$1,622,046	n/a	$4,514,277

(a) The Company utilizes underwriting income (loss) as a measure of underwriting profitability as it evaluates profitability solely on underwriting related revenues and costs. Items not considered to be part of underwriting income (loss) include: corporate expenses, investment income, realized losses and gains on the sale of investments, foreign exchange and interest expense. These items are evaluated separately from our underwriting results. Underwriting income (loss) takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative expenses as expenses. Underwriting income (loss) is the difference between the revenue and expense items.

Quarter ended September 30, 2004

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$214,282	$227,380	$441,662	$246,038	—	$687,700
Net premiums written	203,469	124,812	328,281	233,731	—	562,012
Net premiums earned	199,477	90,266	289,743	232,055	—	521,798
Other insurance related income	7,106	—	7,106	100	—	7,206
Expenses:
Net losses and loss expenses	(152,333)	(85,531)	(237,864)	(207,711)	—	(445,575)
Acquisition costs	(33,067)	(4,941)	(38,008)	(41,214)	—	(79,222)
General and administrative expenses	(8,592)	(18,222)	(26,814)	(10,530)	—	(37,344)
Underwriting income (loss)(a)	12,591	(18,428)	(5,837)	(27,300)	—	(33,137)

Corporate expenses					(9,724)	(9,724)
Net investment income					40,017	40,017
Realized gains on investments					3,732	3,732
Foreign exchange gains					3,459	3,459
Interest expense					(469)	(469)
Income before income taxes						$3,878

Net loss and loss expense ratio	76.4%	94.7%	82.1%	89.5%		85.4%
Acquisition cost ratio	16.5%	5.5%	13.1%	17.8%		15.2%
General and administrative expense ratio	4.3%	20.2%	9.3%	4.5%	1.9%	9.0%
Combined ratio	97.2%	120.4%	104.5%	111.8%		109.6%

Reserve for losses and loss expenses	$805,364	$711,181	$1,516,545	$706,689	n/a	$2,223,234

(a) The Company utilizes underwriting income (loss) as a measure of underwriting profitability as it evaluates profitability solely on underwriting related revenues and costs. Items not considered to be part of underwriting income (loss) include: corporate expenses, investment income, realized losses and gains on the sale of investments, foreign exchange and interest expense. These items are evaluated separately from our underwriting results. Underwriting income (loss) takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative expenses as expenses. Underwriting income (loss) is the difference between the revenue and expense items.

Nine Months ended September 30, 2005

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$671,451	$731,363	$1,402,814	$1,357,749	—	$2,760,563
Net premiums written	481,248	366,391	847,639	1,347,945	—	2,195,584
Net premiums earned	562,934	321,996	884,930	981,887	—	1,866,817
Other insurance related (loss) income	(5,865)	582	(5,283)	—	—	(5,283)
Expenses:
Net losses and loss expenses	(451,958)	(272,876)	(724,834)	(977,579)	—	(1,702,413)
Acquisition costs	(72,830)	(5,017)	(77,847)	(163,361)	—	(241,208)
General and administrative expenses	(28,523)	(60,804)	(89,327)	(36,818)	—	(126,145)
Underwriting income (loss)(a)	3,758	(16,119)	(12,361)	(195,871)	—	(208,232)

Corporate expenses					(29,190)	(29,190)
Net investment income					177,774	177,774
Realized losses on investments					(5,997)	(5,997)
Foreign exchange losses					(52,371)	(52,371)
Interest expense					(24,257)	(24,257)
Loss before income taxes						$(142,273)

Ratios:
Net loss and loss expense ratio	80.3%	84.7%	81.9%	99.6%		91.2%
Acquisition cost ratio	12.9%	1.6%	8.8%	16.6%		12.9%
General and administrative expense ratio	5.1%	18.9%	10.1%	3.7%	1.5%	8.3%
Combined ratio	98.3%	105.2%	100.8%	119.9%		112.4%

Reserve for loss and loss expenses	$1,513,221	$1,379,010	$2,892,231	$1,622,046	n/a	$4,514,277

(a) The Company utilizes underwriting income (loss) as a measure of underwriting profitability as it evaluates profitability solely on underwriting related revenues and costs. Items not considered to be part of underwriting income (loss) include: corporate expenses, investment income, realized losses and gains on the sale of investments, foreign exchange and interest expense. These items are evaluated separately from our underwriting results. Underwriting income (loss) takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative expenses as expenses. Underwriting income (loss) is the difference between the revenue and expense items.

Nine Months ended September 30, 2004

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$730,878	$595,637	$1,326,515	$1,034,627	—	$2,361,142
Net premiums written	619,248	323,241	942,489	1,006,590	—	1, 949,079
Net premiums earned	595,761	247,837	843,598	635,851	—	1,479,449
Other insurance related income	6,887	—	6,887	763	—	7,650
Expenses:
Net losses and loss expenses	(368,476)	(182,271)	(550,747)	(395,278)	—	(946,025)
Acquisition costs	(89,530)	(7,477)	(97,007)	(104,667)	—	(201,674)
General and administrative expenses	(24,047)	(49,927)	(73,974)	(29,058)	—	(103,032)
Underwriting income(a)	120,595	8,162	128,757	107,611	—	236,368

Corporate expenses					(28,328)	(28,328)
Net investment income					104,621	104,621
Realized gains on investments					9,418	9,418
Foreign exchange losses					(4,099)	(4,099)
Interest expense					(688)	(688)
Income before income taxes						$317,292

Ratios:
Net loss and loss expense ratio	61.8%	73.5%	65.3%	62.1%		63.9%
Acquisition cost ratio	15.0%	3.0%	11.5%	16.5%		13.6%
General and administrative expense ratio	4.0%	20.1%	8.8%	4.6%	1.9%	8.9%
Combined ratio	80.8%	96.6%	85.6%	83.2%		86.4%

Reserve for losses and loss expenses	$805,364	$711,181	$1,516,545	$706,689	n/a	$2,223,234

(a) The Company utilizes underwriting income as a measure of underwriting profitability as it evaluates profitability solely on underwriting related revenues and costs. Items not considered to be part of underwriting income include: corporate expenses, investment income, realized losses and gains on the sale of investments, foreign exchange and interest expense. These items are evaluated separately from our underwriting results. Underwriting income takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative expenses as expenses. Underwriting income is the difference between the revenue and expense items.

5.             Business Combinations

                On August 1, 2005, the Company completed the purchase of Fireman’s Fund Insurance Company of Wisconsin, which is licensed in 46 states of the United States and the District of Columbia. Fireman’s Fund Insurance Company of Wisconsin was subsequently redomiciled to the state of Illinois and renamed AXIS Insurance Company. The Company paid a purchase price of $28.5 million. The purchase of AXIS Insurance Company was made to expand the Company’s ability to write insurance on an admitted basis within the U.S.

                At the date of acquisition, Fireman’s Fund Insurance Company assumed all known, unknown and contingent liabilities relating to events occurring on or before the acquisition date. In addition, Fireman’s Fund Insurance Company entered into a reinsurance agreement to fully assume $22.9 million of outstanding loss reserves on the acquisition date. These loss reserves and a reinsurance recoverable of the same amount were recorded on the date of acquisition. To the extent Fireman’s Fund Insurance Company does not meet its obligation under these agreements, AXIS Insurance Company remains liable for these liabilities.

                In addition to the loss reserves and related reinsurance recoverable, the assets of AXIS Insurance Company included fixed income securities and accrued interest of $18.8 million, cash equivalents of $0.7 million and licenses of $9.0 million. These assets were recorded at their fair values on the date of acquisition. The purchase price has been fully allocated against the fair values of the assets and liabilities; consequently, no goodwill was recorded.

6.             Benefit Plans

The following table shows the components of expense for the quarters and nine months ended September 30, 2005 and 2004 and the amounts included in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2005 and December 31, 2004 for the Company’s supplemental retirement plans established for the benefit of the Company’s Chairman and its Chief Executive Officer and President:

	Quarter ended		Nine Months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Components of pension expense
Amortization of prior service cost	$537	$536	$1,610	$1,608
Interest cost	171	161	513	483
Amortization of prior service cost	$708	$697	$2,123	$2,091

                The weighted-average assumptions used to determine net periodic pension cost and benefit obligations for the quarters and nine months ended September 30, 2005 and 2004 were:

	September 30, 2005	September 30, 2004
Discount rate	6.0%	6.0%
Expected return on plan assets	6.0%	6.0%

	September 30, 2005	December 31, 2004
Components of benefit obligation
Benefit obligation amendment	$11,371	$10,728
Interest cost	513	643
Benefit obligation at end of period	$11,884	$11,371
Reconciliation of Funded Status
Funded Status	$(11,884)	$(11,371)
Unrecognized prior service cost	6,972	8,582
Accrued benefit cost	$(4,912)	$(2,789)

7.             Debt and Financing Arrangements

a)             Senior Notes

                On November 15, 2004, the Company issued $500.0 million of senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $495.7 million. The Senior Notes bear interest at a rate of 5.75% payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the Senior Notes will mature on December 1, 2014. The Company may redeem the Senior Notes at any time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intention of calling the Senior Notes. The Senior Note indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries, and limitations on mergers and consolidations. The Company was in compliance with all covenants contained in the Senior Note indenture at September 30, 2005. The market value of the Senior Notes at September 30, 2005 was $497.3 million. For the quarter ended September 30, 2005, the Company incurred interest expense of $7.2 million for the Senior Notes.

b)             Credit Facilities

                On August 25, 2005, the Company entered into a $1.5 billion credit agreement with a syndicate of lenders replacing its existing $750 million credit facility. The credit agreement is an unsecured five-year facility that allows the Company and its operating subsidiaries to issue letters of credit up to the full amount of the facility and to borrow up to $500 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit agreement contains various loan covenants, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The facility also requires that the Company maintain 1) a minimum consolidated net worth of $2.0 billion plus (A) 25% of consolidated net income (if positive) of AXIS Capital for each semi-annual fiscal period ending on or after December 31, 2005 plus (B) an amount equal to 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period; and 2) a maximum debt to total capitalization ratio of 0.35:1.0. The Company was in compliance with all covenants contained in the credit agreement at September 30, 2005. As at September 30, 2005, the Company had letters of credit of $436.1 million (2004: $421.7 million) outstanding. There was no debt outstanding under the credit agreements as at September 30, 2005 or December 31, 2004.

8.             Share Transactions

                On September 28, 2005, the Company announced that it had agreed to offer to the public $250.0 million of 7.25% Series A preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. The Company may redeem the shares on and after October 15, 2010 at a redemption price of $25.00 per share. Included within other assets at September 30, 2005 was net proceeds of $242.3 million, which the Company received following the completion of the offering on October 5, 2005.

                On February 16, 2005, the Company repurchased 12,783,094 common shares owned by initial investors at the formation of the Company pursuant to its repurchase program. The average purchase price was $27.38 per common share and the aggregate price was $350.0 million.

9.             Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Quarter ended		Nine Months ended
	September 30, 2005	September30, 2004	September 30, 2005	September 30, 2004
Basic earnings (loss) per share
Net (loss) income	$(468,075)	$6,279	$(143,431)	$313,923
Weighted average common shares outstanding	140,995,298	152,534,495	142,711,852	152,523,144
(Loss) earnings per share - basic	$(3.32)	$0.04	$(1.01)	$2.06

Diluted earnings per share
Net (loss) income	$(468,075)	$6,279	$(143,431)	$313,923
Weighted average common shares outstanding	140,995,298	152,534,495	142,711,852	152,523,144
Share equivalents
Warrants	—	10,545,184	—	10,755,132
Options	—	2,220,416	—	2,270,654
Restricted stock	—	828,833	—	852,568
Weighted average common shares and common share equivalents outstanding — diluted	140,995,298	166,128,928	142,711,852	166,401,498
(Loss) earnings per share- diluted	$(3.32)	$0.04	$(1.01)	$1.89

                The following securities that will result in the issuance of common shares were not included in the computation of diluted earnings per share because the effect would be antidilutive: 16,570,771 and 1,671,875 for the quarters ended September 30, 2005 and 2004, respectively, and 17,186,868 and 1,735,875 for the nine months ended September 30, 2005 and 2004, respectively.

10.          Subsequent Event

                In October 2005, Hurricane Wilma caused significant damage in Mexico and Florida. While the Company has exposure to losses from Hurricane Wilma, no reasonable estimate of losses can be made at this time.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                As used in this quarterly report, references to “we,” “us” or “our” refer to the consolidated operations of AXIS Capital and its direct and indirect subsidiaries and branches, unless the context suggests otherwise.

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

                We believe that we are currently operating in a marketplace that, with appropriate risk selection, can offer favorable pricing and/or terms and conditions in our business segments. In general, pricing in our insurance segment has been stable to declining for many classes of business. Terms and conditions remain relatively attractive. In our reinsurance segment, we have experienced moderate price softening, particularly in short-tail lines of business, with the exception of Florida catastrophe-exposed business. Terms and conditions have remained firm across most lines of business. Following the catastrophic events of the third quarter of 2005, we anticipate substantial contraction of underwriting capacity in catastrophe-exposed short-tail lines of business. We expect this contraction of capacity, coupled with stricter underwriting discipline and risk management within the industry, will lead to increased pricing and firming of terms and conditions in these lines globally. We believe that this contraction of capacity may impact market conditions more broadly. Despite the catastrophic events of the third quarter, the aviation line of business is experiencing severe pricing competition. This competition has resulted in our declining a substantial amount of aviation renewal business. This business is largely incepted in the fourth quarter of each year and subsequently earned over the course of the following year.

                We derive our revenues primarily from the sale of our insurance policies and reinsurance contracts. Insurance and reinsurance premiums are a function of the number and type of contracts we write, as well as prevailing market prices. Our expenses primarily consist of net losses and loss expenses, acquisition costs, general and administrative expenses and interest expense.

Financial Measures

Our objective as an insurance and reinsurance company is to generate superior returns on capital that appropriately reward us for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. To achieve this objective, we must be able to accurately assess the potential losses associated with the risks that we insure and reinsure, to manage our investment portfolio risk appropriately, and to control acquisition costs and infrastructure throughout the organization. Three financial measures that are meaningful in analyzing our performance are return on equity, combined ratio and underwriting income. Our return on equity calculation is based on the level of net income generated from the average of the opening and closing shareholders’ equity during the period. The combined ratio is a formula used by insurance and reinsurance companies to relate net premiums earned during a period to net losses and loss expenses, acquisition costs and general and administrative expenses during a period. A combined ratio above 100% indicates that a company is incurring more in net losses and loss expenses, acquisition costs and general and administrative expenses than it is earning in net premiums. We consider the combined ratio an appropriate indicator of our underwriting performance, particularly given the relatively short-tail orientation of our overall portfolio of risks. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative expenses as expenses. Underwriting income is the difference between these revenue and expense items.

                The following table details our key performance indicators for the periods indicated:

	Quarter ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	($in thousands, except share and per share amounts)
Gross premiums written	$794,571	$687,700	$2,760,563	$2,361,142
Net premiums earned	616,814	521,798	1,866,817	1,479,449
Underwriting (loss) income	(523,598)	(33,137)	(208,232)	236,368
Net (loss) income	(468,075)	6,279	(143,431)	313,923
Net loss and loss expense ratio	167.8%	85.4%	91.2%	63.9%
Acquisition cost ratio	10.4%	15.2%	12.9%	13.6%
General and administrative expense ratio	7.2%	9.0%	8.3%	8.9%
Combined ratio	185.4%	109.6%	112.4%	86.4%
Return on average equity	(64.7)%	0.8%	(6.5)%	14.2%

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

Results of Operations

Quarters ended September 30, 2005 and 2004

                Premiums.   The $106.9 million increase in gross written premium was generated primarily by our reinsurance segment, which experienced an increase in gross premiums written of $88.0 million. This was largely due to an increase in reinstatement premiums following losses incurred from Hurricane Katrina.

                The increase of $151.2 million in premiums ceded was largely due to an increase in the level of reinsurance purchased by our insurance segment. This was primarily a result of reinstatement premiums ceded by global insurance following reinsurance recoveries from Hurricanes Katrina and Rita.

                The $95.0 million increase in net premiums earned was primarily generated by our reinsurance segment, which reported an increase of $136.2 million in net premiums earned. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written over the rolling twelve-month period ended September 30, 2005 compared to the rolling twelve-month period ended September 30, 2004, our net premiums earned increased.

                Net Investment Income. Net investment income increased by $27.0 million due to a combination of higher investment balances and higher investment yields. Net investment income consisted of $59.4 million of interest on cash and fixed maturity investments and $9.3 million of income from other investments, offset by $1.7 million of net investment expenses. Included in net investment income was $4.2 million of unrealized gains from other investments. Net investment income for the quarter ended September 30, 2004 consisted of $41.0 million of interest on cash and fixed maturity investments, $0.7 million of income from other investments, offset by $1.7 million of net investment expenses.

                The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) increased by 0.8% to 4.3%. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

                Net Realized Losses/Gains. Net realized losses increased by $10.2 million. The increase was generated by a movement in net realized gains (losses) of $10.0 million and net realized and unrealized losses of $0.2 million from investment derivatives that we use to hedge foreign exchange risk in our investment portfolio. We invest our portfolio to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter.

                The total return for our investment portfolio for the quarter ended September 30, 2005 (calculated using beginning and ending market portfolio values, adjusted for external cash flows) was (0.2)% versus 2.4% for the quarter ended September 30, 2004. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation. Our total return was lower during the quarter ended September 30, 2005 as higher investment yields obtained during the quarter versus the comparable prior period were offset by an increase in intermediate U.S. interest rates that negatively impacted the price of fixed income securities.

                Other Insurance Related Income/Loss.   The decrease of $7.0 million in other insurance related income/loss was due to the expiration in the second quarter of 2005 of the principal contract that was accounted for as a derivative.

                Net Losses and Loss Expenses.   The increase of $589.7 million in net losses and loss expenses was primarily generated by an increase in the level of hurricane related net incurred losses and loss expenses.

                In late August 2005, Hurricane Katrina caused widespread damage to homes and businesses in six states: Louisiana, Mississippi, Alabama, Florida, Tennessee and Georgia. Estimates as to the size of the industry loss from this hurricane vary significantly due primarily to the extent of damage, the interpretation of coverage under insurance contracts and the delay in adjusting losses in the affected areas. Most policies do not cover flood damage, or substantially limit flood damage; however, they may cover water damage caused by wind, such as storm surge. Difficulties will arise in estimating a loss when a combination of insured and uninsured perils have caused the damage. Of the industry losses estimated by risk modeling agencies, only Risk Management Solutions attempted at an early stage to explicitly estimate insured losses from flooding in its industry loss estimate, which currently stands at $40 billion to $60 billion.

                Our estimate of net losses and loss expenses from Hurricane Katrina was $723.6 million and was derived from our insurance and reinsurance segments. This estimate of net losses and loss expenses is based upon industry loss predictions of $60 billion and includes wind-related damages, flood-related damages, offshore energy and marine losses and business interruption. Our estimate of net losses and loss expenses was derived from a combination of the output of industry models, market share analyses, a review of in-force contracts and preliminary loss information from our clients, brokers and loss adjusters.

                In late September 2005, Hurricane Rita struck Texas and Louisiana causing significant destruction in those areas. We incurred estimated net losses and loss expenses of $80.9 million in our insurance and reinsurance segments. Our estimate of net losses and loss expenses is based upon industry loss predictions of $2.5 billion to $7.0 billion and was derived from a combination of the output of industry models, market share analyses and a preliminary review of in-force contracts.

                Our actual losses from both of these hurricanes may differ materially from our estimates of net losses and loss expenses.

                 During the quarter ended September 30, 2004, we incurred estimated net losses and loss expenses of $227.4 million from Hurricanes Charley, Frances, Ivan and Jeanne, which swept across the Caribbean and Southeastern United States in August and September 2004.

                The net loss and loss expense ratio for the quarter ended September 30, 2005 was 167.8% compared to 85.4% for the quarter ended September 30, 2004. During the quarter ended September 30, 2005, we experienced favorable prior period development of $95.8 million, or 15.5 percentage points, compared with $49.6 million, or 9.5 percentage points, for the quarter ended September 30, 2004.

                Acquisition Costs. The acquisition cost ratio for the quarter ended September 30, 2005 was 10.4% compared to 15.2% for the quarter ended September 30, 2004. The decrease was principally the result of a reduction of $39.6 million in the amounts expensed under incentive commission arrangements with brokers from 2004, following agreement as to the amounts due under such arrangements. Excluding incentive commissions, the acquisition cost ratio for the quarter ended September 30, 2005 was 15.0% compared to 12.9% for the quarter ended September 30, 2004. The increase in the ratio was primarily due to a change in business mix with a higher percentage of net premiums generated by our reinsurance segment, which has a higher acquisition cost ratio. For the quarter ended September 30, 2005, 59.7% of our net premiums earned was derived from our reinsurance segment compared to 44.5% for the quarter ended September 30, 2004.

                At September 30, 2005, we had two remaining incentive commission arrangements with brokers from 2004 that had yet to be resolved. Although we have accrued our best estimate of the amounts due under these arrangements, given the uncertainties that exist surrounding the calculation and payment of these incentive commissions, our estimates are subject to change. Any changes in the estimates are recorded during the period in which the change is identified. We have not entered into any incentive commission arrangements with brokers for 2005 and, therefore, have not accrued any fees regarding these arrangements for the quarter ended September 30, 2005. To date, the level of commissions charged in 2005 by brokers has generally remained consistent with prior periods.

                General and Administrative Expenses. The general and administrative expense ratio for the quarter ended September 30, 2005 decreased to 7.2% from 9.0% for the quarter ended September 30,

2004. This decrease was primarily due to a reduction in accrued compensation costs caused by the significant level of loss activity during the quarter together with an increase in net premiums earned.

                Foreign Exchange.   Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the quarter ended September 30, 2005, we experienced a foreign exchange loss of $1.7 million compared to a foreign exchange gain of $3.5 million for the quarter ended September 30, 2004.

                Interest Expense. The increase of $7.9 million was primarily due to the issuance of senior unsecured debt in November 2004, which bears interest at 5.75% per annum. Interest expense consists of interest due on outstanding debt, the amortization of debt offering expenses and offering discounts, and fees relating to our credit facility.

                Income Tax.   For the quarter ended September 30, 2005, we experienced an income tax recovery of $8.3 million compared to $2.4 million for the quarter ended September 30, 2004.The increase was primarily attributable to the generation of taxable losses by our U.S. and European subsidiaries, following an increase in the level of hurricane-related net losses and loss expenses.

                Net (Loss) Income.   Net loss consisted of a net underwriting loss of $523.6 million, net investment income and net realized losses of $60.6 million, corporate expenses of $3.3 million, foreign exchange losses of $1.7 million, interest expense of $8.4 million and tax recovery of $8.3 million. Net income for the quarter ended September 30, 2004 consisted of net underwriting loss of $33.1 million, net investment income and net realized gains of $43.7 million, corporate expenses of $9.7 million, foreign exchange gains of $3.5 million and a tax recovery of $2.4 million.

                Comprehensive (Loss) Income.   Comprehensive loss decreased $583.1 million and represents net (loss) income adjusted for changes in the unrealized position in our investment portfolio.

Nine months ended September 30, 2005 and 2004

                Premiums.   We experienced an increase in gross written premium of $399.4 million, which was primarily generated by an increase in gross premiums written of $323.1 million by our reinsurance segment. This was largely due to an increase in reinstatement premiums, following incurred losses from Hurricane Katrina, greater market penetration in Continental Europe and new opportunities within our property book.

                The $152.9 million increase in premium ceded was largely due to an increase in the level of reinsurance purchased by our insurance segment. This was primarily a result of reinstatement premiums ceded by global insurance following reinsurance recoveries from Hurricanes Katrina and Rita.

                The $387.4 million increase in net premiums earned resulted primarily from our reinsurance segment, which reported an increase in net premiums earned of $346.0 million. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written over the rolling twelve-month period ended September 30, 2005 compared to the rolling twelve-month period ended September 30, 2004, our net premiums earned increased.

                Net Investment Income. Net investment income increased by $73.2 million due to a combination of higher investment balances and higher investment yields. Net investment income consisted of $165.5 million of interest on cash and fixed maturity investments and $17.2 million of income from other investments, offset by $4.9 million of net investment expenses. Included in net investment income was $5.1 million of unrealized gains from other investments. Net investment income for the nine months ended September 30, 2004 consisted of $108.4 million of interest on cash and fixed maturity investments and $1.2 million of income from other investments, offset by $5.0 million of net investment expenses.

                The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) increased by 0.7%. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

                Net Realized Losses/Gains. Net realized losses increased by $15.4 million. The increase was generated by a movement in net realized gains (losses) of $21.0 million offset by net realized and unrealized gains of $5.6 million from investment derivatives that we use to hedge foreign exchange risk in our investment portfolio. We invest our portfolio to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter.

                The total return for our investment portfolio for the nine months ended September 30, 2005 (calculated using beginning and ending market portfolio values, adjusted for external cash flows) was 1.7% versus 2.7% for the nine months ended September 30, 2004. The decrease was due to an increase in intermediate U.S. interest rates that negatively impacted the price of fixed income securities. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation.

                Other Insurance Related Income/Loss.   The decrease of $12.9 million in other insurance related income/loss was primarily due to the movement in the fair value of insurance contracts that meet the definition of derivatives. During the second quarter of 2005, the principal contract that was accounted for as a derivative expired.

                Net Losses and Loss Expenses.   The increase of $756.4 million in net losses and loss expenses was primarily generated by an increase in the level of hurricane related net incurred losses and loss expenses.

                In late August 2005, Hurricane Katrina caused widespread damage to homes and businesses in six states: Louisiana, Mississippi, Alabama, Florida, Tennessee and Georgia. Estimates as to the size of the industry loss from this hurricane vary significantly due primarily to the extent of damage, to the interpretation of coverage under insurance contracts and the delay in adjusting losses in the affected areas. Most policies do not cover flood damage, or substantially limit flood damage; however, they may cover water damage caused by wind, such as storm surge. Difficulties will arise in estimating a loss when a combination of insured and uninsured perils have caused the damage. Of the industry losses estimated by risk modeling agencies, only Risk Management Solutions attempted at an early stage to explicitly estimate insured losses from flooding in its industry loss estimate, which currently stands at $40 billion to $60 billion.

                Our estimate of net losses and loss expenses for Hurricane Katrina was $723.6 million and was derived from our insurance and reinsurance segments. Our estimate of net losses and loss expenses is based upon industry loss predictions of $60 billion and includes wind-related damages, flood-related damages, offshore energy and marine losses and business interruption. Our estimate of net losses and loss expenses was derived from a combination of the output of industry models, market share analyses, a review of in-force contracts and preliminary loss information from our clients, brokers and loss adjusters.

                In late September 2005, Hurricane Rita struck Texas and Louisiana causing significant destruction in those areas. We incurred estimated net losses and loss expenses of $80.9 million in our insurance and reinsurance segments. Our estimate of net losses and loss expenses is based upon industry loss predictions of $2.5 billion to $7.0 billion and was derived from a combination of the output of industry models, market share analyses and a preliminary review of in-force contracts.

                Our actual losses from these hurricanes may differ materially from our estimates of net losses and loss expenses.

                During the nine months ended September 30, 2004, we incurred estimated net losses and loss expenses of $227.4 million from Hurricanes Charley, Frances, Ivan and Jeanne, which swept across the Caribbean and Southeastern United States in August and September 2004.

                 The net loss and loss expense ratio for the nine months ended September 30, 2005 was 91.2% compared to 63.9% for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we experienced favorable prior period development of $236.5 million, or 12.7 percentage points, compared with $141.4 million, or 9.6 percentage points, for the nine months ended September 30, 2004.

                Acquisition Costs.   The increase of $39.5 million in acquisition costs primarily resulted from an increase in the volume of gross premiums earned. The acquisition cost ratio for the nine months ended September 30, 2005 was 12.9% compared to 13.6% for the nine months ended September 30, 2004. The decrease was principally the result of a reduction of $40.6 million in the amounts expensed under our incentive commission arrangements with brokers from 2004, following agreement as to the amounts due under such arrangements. Excluding incentive commissions, the acquisition cost ratio for the nine months ended September 30, 2005 was 13.6% compared to 11.8% for the nine months ended September 30, 2004. The increase in the ratio was principally the result of two factors. First, the acquisition cost ratio within our reinsurance segment increased from 16.5% for the nine months ended September 30, 2004 to 16.6% for the nine months ended September 30, 2005. Second, we experienced a change in our business mix with a higher percentage of net earned premiums generated by our reinsurance segment. For the nine months ended September 30, 2005, 52.5% of our net earned premiums was generated by our reinsurance segment compared to 43.0% for the nine months ended September 30, 2004.

                At September 30, 2005, we had two remaining incentive arrangements with brokers from 2004 that had yet to be resolved. Although we have accrued our best estimate of the amounts due under these arrangements, given the uncertainties that exist surrounding the calculation and payment of these incentive commissions, our estimates are subject to change. Any changes in the estimate are recorded during the period in which the change is identified. We have not entered into any incentive commission arrangements with brokers for business underwritten in 2005 and, therefore, have not accrued any fees regarding these arrangements for the quarter ended September 30, 2005. To date, the level of commissions charged in 2005 by brokers has generally remained consistent with prior periods.

                General and Administrative Expenses.   The $24.0 million increase in general and administration expenses was generated principally by an increase in compensation costs due primarily to an increase in headcount from the expansion of operations in the U.S. and Continental Europe. The general and administrative expense ratio for the nine months ended September 30, 2005 was 8.3% compared to 8.9% for the nine months ended September 30, 2004.

                Foreign Exchange.   Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the nine months ended September 30, 2005, we experienced a foreign exchange loss of $52.4 million, compared to an exchange loss of $4.1 million for the nine months ended September 30, 2004. The loss was principally attributable to the decline of the Euro against the U.S.

dollar and an increase in our asset balances denominated in Euros following an increase in the level of gross premiums written in this currency in our reinsurance segment.

                Interest Expense. The increase of $23.6 million was primarily due to the issuance of senior unsecured debt in November 2004, which bears interest at 5.75% per annum. Interest expense consists of interest due on outstanding debt, the amortization of debt offering expenses and offering discounts, and fees relating to our credit facility.

                Income Tax. The decrease of $2.2 million in the income tax expense was attributable to the generation of taxable losses by our U.S. and European subsidiaries following an increase in the level of hurricane-related net losses and loss expenses.

                Net (Loss) Income. Net loss consisted of a net underwriting loss of $208.2 million, net investment income and net realized losses of $171.8 million, corporate expenses of $29.2 million, foreign exchange losses of $52.4 million, interest expense of $24.2 million and tax expense of $1.2 million. Net income for the nine months ended September 30, 2004 consisted of net underwriting income of $236.4 million, net investment income and net realized gains of $114.0 million, corporate expenses of $28.3 million, foreign exchange losses of $4.1 million, interest expense of $0.7 million and tax expense of $3.4 million.

                Comprehensive (Loss) Income.   Comprehensive loss decreased by $522.9 million and represents net (loss) income adjusted for changes in the unrealized position in our investment portfolio.

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

                Global insurance provides specialty lines coverage predominantly through the London broker network with product lines comprising property, marine, terrorism and war risk, aviation and aerospace, political risk and professional lines and other specialty risks.

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

U.S. insurance provides coverage through a variety of channels in the U.S. and covers exposures predominantly in the U.S. The product lines are property, professional lines, liability and other specialty and are offered through wholesale brokers, retail brokers and managing general underwriters. Many of its property and casualty insurance products are for nonstandard and complex risks. U.S. insurance also writes risks that are unique and difficult to place in the standard market, but must remain with an admitted insurance company for marketing and regulatory purposes.

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

                The other specialty book currently consists of a product that indemnifies self-insured, small and medium sized employers for losses in excess of a retention associated with employee medical coverage.

Quarters ended September 30, 2005 and September 30, 2004

                The following table summarizes the underwriting results and ratios for the insurance segment for the quarters ended September 30, 2005 and 2004:

	Quarter ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Revenues:
Gross premiums written	$460,583	$441,662	$18,921	4.3%
Net premiums written	187,874	328,281	(140,407)	(42.8)%
Net premiums earned	248,533	289,743	(41,210)	(14.2)%
Other insurance related income	236	7,106	(6,870)	(96.7)%
Expenses:
Net losses and loss expenses	(438,524)	(237,864)	(200,660)	(84.4)%
Acquisition costs	(11,571)	(38,008)	26,437	69.6%
General and administrative expenses	(28,755)	(26,814)	(1,941)	(7.2)%
Underwriting loss	$(230,081)	$(5,837)	$(224,244)	nm
Ratios:
Net loss and loss expense ratio	176.4%	82.1%	(94.3)%
Acquisition cost ratio	4.7%	13.1%	8.4%
General and administrative expense ratio	11.6%	9.3%	(2.3)%
Combined ratio	192.7%	104.5%	(88.2)%

nm — not meaningful

                Premiums.   The increase in gross premiums written was principally due to an increase of $41.6 million in gross premiums written in U.S. insurance that offset a $22.7 million decrease in gross written premiums in global insurance.

                The table below shows gross premiums written in global insurance by line of business for the quarters ended September 30, 2005 and 2004:

	Quarter ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Property	$49,136	$57,960	$(8,824)	(15.2)%
Marine	23,671	39,732	(16,061)	(40.4)%
Terrorism and War Risk	23,919	34,026	(10,107)	(29.7)%
Aviation and Aerospace	28,037	38,645	(10,608)	(27.4)%
Political Risk	45,743	31,018	14,725	47.5%
Professional Lines and Other Specialty	21,110	12,901	8,209	63.6%
Total	$191,616	$214,282	$(22,666)	(10.6)%

                The decrease in gross premiums written was partially due to rate reductions in several lines of business, which resulted in fewer risks meeting our underwriting criteria. This deterioration in the pricing environment primarily accounted for the reduction in premiums written in our property and aviation and aerospace lines of business and to a lesser extent the decrease experienced in our marine and terrorism and war risk lines. The decrease in gross premiums written was also driven by two other factors. First, we experienced a $12.3 million decrease in premiums written on our energy offshore business. This was primarily the result of additional gross premiums written in the third quarter of 2004 relating to one-off construction business. Second, our terrorism and war risk lines included a $4.0 million decrease in gross written premium on our aviation war business primarily as a result of adjustments on business written in prior quarters on a line slip basis following a review of estimated premium and the development of actual premium data. Our political risk book is not characterized by predictable renewal patterns, as it is largely dependent upon the levels of foreign direct investment and, consequently, there can be some variability in the level of our gross premium writings for comparable periods. The growth in our professional lines and other specialty gross premiums written was due to the addition of a London market-based professional lines underwriting team in early 2004, which is focused on European risks. Consequently, only a small amount of business was written in the quarter ended September 30, 2004.

                The table below shows gross premiums written in U.S. insurance by line of business for the quarters ended September 30, 2005 and 2004:

	Quarter ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Property	$116,250	$103,517	$12,733	12.3%
Liability	64,977	58,962	6,015	10.2%
Professional Lines	84,665	64,901	19,764	30.4%
Other Specialty	3,075	—	3,075	nm
Total	$268,967	$227,380	$41,587	18.3%

                The increase in gross premiums written in our professional lines business was driven primarily by an increase of $17.9 million in errors and omissions insurance following the appointment of a managing general underwriter effective January 1, 2005. The increase in gross premiums written in our property account was primarily driven by an increase of $9.2 million in premiums generated by our specialty program business, which includes coverages such as property, builders risk insurance and earthquake risk. We experienced growth in our inland marine business of $3.1 million due to an increase in the number of dedicated underwriters. The increase in our liability gross premiums written was largely driven by an additional $7.5 million of umbrella and excess liability insurance following our decision to target this class of business and increase the number of dedicated underwriters. In addition, we generated $5.9 million of new specialty program business, which primarily covers recreational marine watercraft risk. These increases were offset by a $7.3 million decrease on our primary casualty account, primarily as the result of an increasingly competitive pricing environment.

                Premiums ceded increased by $159.3 million, primarily due to reinstatement premiums. We recorded $612.9 million of reinsurance recoveries on our gross losses from Hurricanes Katrina and Rita and ceded $93.5 million for the reinstatement of our reinsurance protections.

                The following table shows the derivation of net premiums earned in our insurance segment for the quarters ended September 30, 2005 and 2004:

	Quarter ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Gross premiums earned	$486,194	$405,971	$80,223	19.8%
Ceded premiums amortized	(237,661)	(116,228)	(121,433)	(104.5)%
Net premiums earned	$248,533	$289,743	$(41,210)	(14.2)%

                Gross premiums are earned over the period of the insured risk. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in gross premiums written over the rolling twelve-month period ended September 30, 2005 compared to the rolling twelve-month period ended September 30, 2004, our gross premiums earned increased.

                Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2005 as premiums ceded in 2004 continue to be amortized in 2005. In addition, following the exhaustion of reinsurance protection on some contracts due to losses recovered from Hurricanes Katrina and Rita, some of our ceded premiums were fully amortized during the quarter.

                Other Insurance Related Income.   The decrease of $6.9 million in other insurance related income/loss was primarily due to the movement in the fair value of insurance contracts that meet the definition of derivatives. During the second quarter of 2005, the principal contract that was accounted for as a derivative expired.

                Net Losses and Loss Expenses. The increase in net loss and loss expenses of $200.7 million and the net loss and loss expense ratio of 94.3 percentage points was primarily due to an increase in the level of net loss and loss expenses due to significant hurricane activity during the quarter.

                The net loss and loss expense ratio for global insurance was 217.9% for the quarter ended September 30, 2005 compared to 76.4% for the quarter ended September 30, 2004. The increase was due to Hurricanes Katrina and Rita from which we incurred estimated net loss and loss expenses of $248.5 million, or 175.8 percentage points. During the quarter ended September 30, 2004, we incurred estimated net loss and loss expenses of $61.1 million, or 30.6 percentage points, in respect of Hurricanes Charley, Frances, Ivan and Jeanne.

                Our losses with respect to Hurricane Katrina were primarily derived from our onshore property and offshore energy business within our property and marine books of business, following property damage and business interruption claims. Our estimate of our gross loss and loss expenses of $428.2 million is based upon industry loss predictions of $60 billion and is derived from a review of contracts potentially affected by the hurricane and preliminary loss information from our clients, brokers and loss adjustors. Actual losses from this hurricane may differ materially from our estimates of loss and loss expenses. Our gross loss and loss expense estimate was reduced by $237.4 million of reinsurance recoveries, primarily from excess of loss reinsurance contracts.

                Our losses with respect to Hurricane Rita were primarily derived from our offshore energy book as Hurricane Rita tracked through a densely populated offshore oil rig area. Our estimate of our gross loss and loss expenses of $134.2 million was derived from a review of contracts potentially affected by the hurricane and preliminary loss information received from our clients, brokers and loss adjustors. Actual losses from this hurricane may differ materially from our estimates of loss and loss expenses. Our gross loss and loss expense estimate was reduced by $76.6 million of excess of loss reinsurance recoveries.

                During the quarter ended September 30, 2005, we experienced favorable development in prior year loss and loss reserves of $59.2 million, or 41.9 percentage points, compared to $16.6 million, or 8.3 percentage points, for the quarter ended September 30, 2004. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. This method takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. Given our limited operating history, the initial expected loss and loss expense ratio was primarily based on industry data. As our favorable loss experience has emerged, the expected ultimate loss has been reduced and, therefore, has generated favorable prior period loss development.

                The net loss and loss expense ratio for U.S. insurance was 121.8% for the quarter ended September 30, 2005 compared to 94.7% for the quarter ended September 30, 2004. The increase was due to the impact of Hurricanes Katrina and Rita from which we incurred estimated net loss and loss expenses of $61.0 million, or 56.9 percentage points. During the quarter ended September 30, 2004, we incurred estimated net loss and loss expenses of $47.6 million, or 52.7 percentage points, in respect of Hurricanes Charley, Frances, Ivan and Jeanne.

                The losses from these hurricanes were generated from our property book of business. Our estimates of gross loss and loss expenses were $350.0 million and $10.0 million for Hurricanes Katrina and Rita, respectively. Our estimate of our gross loss and loss expenses is based upon industry loss predictions of $60 billion for Hurricane Katrina and $2.5 billion to $7.0 billion for Hurricane Rita and is derived from a review of contracts potentially affected by the hurricanes and preliminary loss information from clients, brokers and loss adjustors. Actual losses from these hurricanes may differ materially from our estimates of losses and loss expenses. U.S. insurance purchases significant reinsurance protections on a per risk and excess of loss basis, which reduced our gross losses by $294.0 million in respect of Hurricane Katrina and $5.0 million in respect of Hurricane Rita.

                During the quarter ended September 30, 2005, we experienced favorable prior year development of $6.9 million, or 6.4 percentage points, compared to $4.6 million, or 5.0 percentage points, during the quarter ended September 30, 2004.

                Acquisition Costs. The decrease in the acquisition cost ratio was primarily driven by a decrease in the acquisition cost ratio of global insurance.

                Acquisition costs in global insurance were $13.3 million, or 9.4% of net premiums earned, for the quarter ended September 30, 2005 compared to $33.1 million, or 16.5%, of net premiums earned, for the quarter ended September 30, 2004. The decrease in the acquisition cost ratio was primarily the result of a reduction of $18.7 million in the amounts expensed under incentive commission arrangements with brokers from 2004. Excluding incentive commissions, the acquisition cost ratio was 17.9% for the quarter ended September 30, 2005 compared to 13.2% for the quarter ended September 30, 2004. The increase was due to the impact of higher amortized reinsurance costs.

                U.S. insurance acquisition costs were $(1.7) million, or (1.6%) of net premiums earned, for the quarter ended September 30, 2005 compared to $4.9 million, or 5.5% of net premiums earned, for the quarter ended September 30, 2004. This decrease in the acquisition cost ratio was primarily the result of a reduction of $11.1 million in the amounts expensed under incentive commission arrangements with brokers from 2004. Excluding the incentive commissions, the acquisition cost ratio was 5.1% for the quarter ended September 30, 2005 compared to 1.2% for the quarter ended September 30, 2004. The increase was due to the impact of higher amortized reinsurance costs and a change of business mix with a higher percentage of premiums derived from our specialty program business, which has higher acquisition costs.

                General and Administrative Expenses.   The 2.3 percentage point increase in our general and administrative expenses ratio was primarily due to an increase in U.S. insurance business, which has a higher general and administrative ratio.

Nine months ended September 30, 2005 and September 30, 2004

The following table summarizes the underwriting results and ratios for the insurance segment for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Revenues:
Gross premiums written	$1,402,814	$1,326,515	$76,299	5.7%
Net premiums written	847,639	942,489	(94,850)	(10.1)%
Net premiums earned	884,930	843,598	41,332	4.9%
Other insurance related (loss) income	(5,283)	6,887	(12,170)	nm
Expenses:
Net losses and loss expenses	(724,834)	(550,747)	(174,087)	(31.6)%
Acquisition costs	(77,847)	(97,007)	19,160	19.8%
General and administrative expenses	(89,327)	(73,974)	(15,353)	(20.7)%
Underwriting (loss) income	$(12,361)	$128,757	$(141,118)	(109.6)%
Ratios:
Net loss and loss expense ratio	81.9%	65.3%	(16.6)%
Acquisition cost ratio	8.8%	11.5%	2.7%
General and administrative expense ratio	10.1%	8.8%	(1.3)%
Combined ratio	100.8%	85.6%	(15.2)%

nm — not meaningful

                Premiums.   The increase in gross premiums written was principally due to an increase of $135.7 million in gross premiums written in U.S. insurance that partially offset a decrease of $59.4 million in gross written premiums in global insurance.

                The table below shows gross premiums written in global insurance by line of business for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Property	$160,340	$192,512	$(32,172)	(16.7)%
Marine	143,436	157,493	(14,057)	(8.9)%
Terrorism and War Risk	128,450	156,788	(28,338)	(18.1)%
Aviation and Aerospace	72,409	93,217	(20,808)	(22.3)%
Political Risk	107,532	104,132	3,400	3.3%
Professional Lines and Other Specialty	59,284	26,736	32,548	121.7%
Total	$671,451	$730,878	$(59,427)	(8.1)%

                The decrease in gross premiums written was partially due to rate reductions in several lines of business, which resulted in fewer risks meeting our underwriting criteria. This deterioration in the pricing environment primarily accounted for the reduction in premiums written in our property book and to a lesser extent the decrease experienced in our marine, terrorism and war risk and aviation and aerospace lines. The decrease in gross premiums written was also driven by three other factors. First, we experienced a decrease in gross premiums written as a result of the timing of certain renewals on our terrorism and war risk lines. Some terrorism contracts written in 2004 were not renewed in 2005 due to the non-recurring nature of events covered by this line of business and to the fact that some policies provided coverage for a period of up to two years. Also, on our aviation and aerospace line of business the vast majority of aviation business is renewed in the last calendar quarter; however, some policies can take longer to place, which results in the binding of risks in the first calendar quarter. Second, we experienced a $6.9 million decrease in gross written premiums on our satellite business following a decision to reduce our exposure to this class of business. Third, we experienced a $12.3 million decrease in premiums written on our energy offshore business. This decrease was primarily the result of additional gross premiums written in the third quarter of 2004 relating to one-off construction. The increase in gross premiums written in our professional lines and other specialty book of business was due to the addition of a London market-based professional lines underwriting team in early 2004 focused on European risks. Consequently, only a small amount of business was written in the nine months ended September 30, 2004.

                The table below shows gross premiums written in U.S. insurance by line of business for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Property	$275,610	$241,671	$33,939	14.0%
Liability	207,508	164,817	42,691	25.9%
Professional Lines	242,195	189,149	53,046	28.0%
Other Specialty	6,050	—	6,050	nm
Total	$731,363	$595,637	$135,726	22.7%

                The increase in gross premiums written was driven by growth across all lines of business.

                The increase in gross premiums written in our professional lines business was driven primarily by an increase of $45.7 million in errors and omissions insurance following the appointment of a managing general underwriter effective January 1, 2005. The increase in our liability account was primarily due to an additional $39.7 million of umbrella and excess liability insurance following our decision to target this class of business and increase the number of dedicated underwriters. We wrote $13.2 million of new specialty business, which primarily covers recreational marine watercraft risk. These increases were offset by a $10.3 million decrease on our primary casualty account, primarily as the result of an increasingly competitive pricing environment. The increase in our property account was largely driven by an increase of $19.9 million in premiums generated by our specialty program business, which includes coverages such as property, builders risk insurance and earthquake risk. In addition, we experienced growth in our excess and surplus line business due to greater market penetration and wrote additional gross written premiums on our inland marine business due to an increase in the number of dedicated underwriters.

                Premiums ceded increased by $171.2 million. Premiums ceded for U.S. insurance increased by $92.6 million. The ratio of premiums ceded to gross premiums written in U.S. insurance was 49.9% for the nine months ended September 30, 2005 and 45.7% for the nine months ended September 30, 2004. Although we increased our net retention on our professional lines book, during the nine months ended September 30, 2005 this impact was offset by an increase in the reinsurance ceded on our property book. This was due to two factors: first, an increase in the cost following the renewal of our reinsurance in May 2005; and second, reinstatement premiums due on hurricane losses ceded to reinsurers. Premiums ceded in global insurance increased by $78.6 million due to reinstatement premiums due on hurricane losses ceded to reinsurers.

                The following table shows the derivation of net premiums earned in our insurance segment for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Gross premiums earned	$1,403,868	$1,164,639	$239,229	20.5%
Ceded premiums amortized	(518,938)	(321,041)	(197,897)	(61.6)%
Net premiums earned	$884,930	$843,598	$41,332	4.9%

                Gross premiums are earned over the period of the insured risk. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in gross premiums written over the rolling twelve-month period ended September 30, 2005 compared to the rolling twelve-month period ended September 30, 2004, our gross premiums earned increased.

                Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium has increased in 2005 as premiums ceded in 2004 continue to be amortized in 2005. In addition, following the exhaustion of reinsurance protection on some contracts due to losses recovered from Hurricanes Katrina and Rita, a portion of our ceded premiums were fully amortized during the quarter.

                Other Insurance Related Income.   Other insurance related income primarily related to the movement in the fair value of our insurance contracts that meet the definition of derivatives. These contracts typically insure a portfolio of sovereign debt securities against the risk of default. During the nine months ended September 30, 2005, the principal contract that was accounted for as a derivative expired.

                Net Losses and Loss Expenses.   The net loss and loss expense ratio for the nine months ended September 30, 2005 was 81.9% compared to 65.3% for the nine months ended September 30, 2004, an increase of 16.6 percentage points. The increase in net loss and loss expenses and the net loss and loss expense ratio was primarily due to an increase in the level of net loss and loss expenses due to significant hurricane activity.

                The net loss and loss expense ratio for global insurance was 80.3% for the nine months ended September 30, 2005 compared to 61.8% for the nine months ended September 30, 2004. The increase was due to the impact of Hurricanes Katrina and Rita from which we incurred estimated net loss and loss expenses of $248.5 million, or 44.1 percentage points. During the nine months ended September 30, 2004, we incurred estimated net loss and loss expenses of $61.1 million, or 10.3 percentage points, in respect of Hurricanes Charley, Frances, Ivan and Jeanne.

                Our losses with respect to Hurricane Katrina were primarily derived from our onshore property and offshore energy business within our property and marine books of business following property damage and business interruption claims. Our estimate of our gross loss and loss expenses of $428.2 million is based on industry loss predictions of $60 billion and is derived from a review of contracts potentially affected by the hurricane and preliminary loss information from our clients, brokers and loss adjusters. Actual losses from this hurricane may differ materially from our estimates of loss and loss expenses. Our gross loss and loss expense estimate was reduced by $237.4 million of reinsurance recoveries, primarily from excess of loss reinsurance contracts.

                Our losses with respect to Hurricane Rita were primarily derived from our offshore energy book as Hurricane Rita tracked through a densely populated offshore oil rig area. Our estimate of our gross loss and loss expenses of $134.2 million was derived from a review of contracts potentially affected by the hurricane and preliminary loss information from our clients, brokers and loss adjusters. Actual losses from this hurricane may differ materially from our estimated loss and loss expenses. Our estimate of gross loss and loss expenses was reduced by $76.6 million of excess of loss reinsurance recoveries.

                During the nine months ended September 30, 2005, we experienced favorable development in prior year loss and loss reserves of $165.2 million, or 29.3 percentage points, compared to $68.6 million, or 11.5 percentage points, for the nine months ended September 30, 2004. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. This method takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. Given our limited operating history, the initial expected loss and loss expense ratio was primarily based on industry data. As our favorable loss experience has emerged, the expected ultimate loss has been reduced and, therefore, has generated favorable prior period loss development.

                The net loss and loss expense ratio for U.S. insurance was 84.7% for the nine months ended September 30, 2005 compared to 73.5% for the nine months ended September 30, 2004. The increase was due to the impact of Hurricanes Katrina and Rita from which we incurred net loss and loss expenses of $61.0 million, or 18.9 percentage points. During the nine months ended September 30, 2004, we incurred net loss and loss expenses of $47.6 million, or 19.2 percentage points, in respect of Hurricanes Charley, Frances, Ivan and Jeanne.

                The losses from these hurricanes were generated from our property book of business. Our estimates of gross loss and loss expenses were $350.0 million and $10.0 million for Hurricanes Katrina and Rita, respectively. Our estimate of our gross loss and loss expenses is based upon industry loss predictions of $60 billion for Hurricane Katrina and $2.5 billion to $7.0 billion for Hurricane Rita and is derived from a review of contracts potentially affected by the hurricanes and preliminary loss information from our clients, brokers and loss adjusters. Actual losses from these hurricanes may differ materially from our estimates of loss and loss expenses. U.S. insurance purchases significant reinsurance protections on a per risk and excess of loss basis, which has reduced our gross losses by $294.0 million in respect of Hurricane Katrina and $5.0 million in respect of Hurricane Rita.

                During the nine months ended September 30, 2005, we experienced favorable prior year development of $7.4 million, or 2.3 percentage points, compared to favorable development of $10.9 million, or 4.4 percentage points, during the nine months ended September 30, 2004.

                Acquisition Costs. The decrease in the acquisition cost ratio was driven by a decrease in the acquisition cost ratio of global insurance.

                Acquisition costs in global insurance were $72.8 million, or 12.9% of net premiums earned, for the nine months ended September 30, 2005 compared to $89.5 million, or 15.0% of net premiums earned, for the nine months ended September 30, 2004. This decrease in the acquisition cost ratio was primarily caused by a reduction of $19.0 million in the amounts expensed under incentive commission arrangements with brokers for 2004. Excluding incentive commissions, the acquisition cost ratio was 13.5% for the nine months ended September 30, 2005 compared to 12.4% for the nine months ended September 30, 2004. The increase was primarily the result of higher amortized reinsurance costs.

                U.S. insurance acquisition costs were $5.0 million, or 1.6% of net premiums earned, for the nine months ended September 30, 2005 compared to $7.5 million, or 3.0% of net premiums earned, for the nine months ended September 30, 2004. This decrease in the acquisition cost ratio was primarily caused by a reduction of $13.6 million in the amounts expensed under incentive commission arrangements with brokers for 2004. Excluding the incentive commissions, the acquisition cost ratio was 2.7% for the nine months ended September 30, 2005 compared to (0.9%) for the nine months ended September 30, 2004. The increase of 3.6 percentage points was due to the impact of higher amortized reinsurance costs and a change of business mix within our property book with a higher percentage of premiums derived from our specialty program business, which has a higher level of acquisition costs.

                General and Administrative Expenses.   The 1.3 percentage point increase in our general and administrative expenses ratio was primarily due to an increase in U.S. insurance business, which has a higher general and administrative expense ratio.

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

                The professional liability treaty reinsurance book covers directors’ and officers’ liability, employment practices liability, medical malpractice and miscellaneous errors and omissions insurance risks.

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

Quarters ended September 30, 2005 and September 30, 2004

                The following table summarizes the underwriting results and ratios in our reinsurance segment for the quarters ended September 30, 2005 and 2004:

	Quarter ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Revenues:
Gross premiums written	$333,988	$246,038	$87,950	35.7%
Net premiums written	329,843	233,731	96,112	41.1%
Net premiums earned	368,281	232,055	136,226	58.7%
Other insurance related income	—	100	(100)	nm
Expenses:
Net losses and loss expenses	(596,746)	(207,711)	(389,035)	(187.3)%
Acquisition costs	(52,865)	(41,214)	(11,651)	(28.3)%
General and administrative expenses	(12,187)	(10,530)	(1,657)	(15.7)%
Underwriting loss	$(293,517)	$(27,300)	$(266,217)	nm

Ratios:
Net loss and loss expense ratio	162.0%	89.5%	(72.5)%
Acquisition cost ratio	14.4%	17.8%	3.4%
General and administrative expenses ratio	3.3%	4.5%	1.2%
Combined ratio	179.7%	111.8%	(67.9)%

nm — not meaningful

                Premiums.   The table below shows gross premiums written by line of business in our reinsurance segment for the quarters ended September 30, 2005 and 2004:

	Quarter ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Catastrophe	$106,627	$56,209	$50,418	89.7%
Property	121,962	108,234	13,728	12.7%
Professional lines	50,238	45,363	4,875	10.7%
Credit and bond	1,865	4,820	(2,955)	(61.3)%
Motor	1,809	5,788	(3,979)	(68.7)%
Liability	50,344	20,007	30,337	151.6%
Other	1,143	5,617	(4,474)	(79.6)%
Total	$333,988	$246,038	$87,950	35.7%

                The increase in our catastrophe account was primarily due to $42.0 million of reinstatement premiums related to this quarter’s hurricane losses, compared to $8.0 million for the quarter ended September 2004. In addition, we wrote several contracts that provided additional reinsurance protection for clients following the exhaustion of their reinsurance coverage as a result of Hurricane Katrina. The increase in our liability account primarily resulted from acquiring approved reinsurer status with some U.S. clients allowing us to write new business and from new market opportunities in our U.S. general liability umbrella excess reinsurance business. We also continued to achieve greater penetration on renewal business written in Continental Europe. The increase in our property account was primarily due to $15.6 million in reinstatement premiums related to this quarter’s hurricane losses. In addition, our gross written premiums increased due to adjustments on pro rata contracts written in prior quarters following a review of estimated premium and the development of actual premium data. However, this increase was offset by the timing of a large pro rata contract renewal that was written in the third calendar quarter of 2004 and will not renew until the fourth calendar quarter of 2005.

                Premiums ceded for the quarter ended September 30, 2005 decreased by $8.2 million compared to the quarter ended September 30, 2004. The decrease was due to changes in the timing of the renewal of ceded reinsurance contracts. Following the losses generated by the hurricanes in September 2004, we exhausted our reinsurance coverage and purchased new protections during the quarter ended September 30, 2004.

                The following table shows the derivation of net premiums earned in our reinsurance segment for the quarters ended September 30, 2005 and 2004:

	Quarter ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Gross premiums earned	$376,265	$247,533	$128,732	52.0%
Ceded premiums amortized	(7,984)	(15,478)	7,494	(48.4)%
Net premiums earned	$368,281	$232,055	$136,226	58.7%

                Gross premiums are earned over the period of the reinsured risk. Consequently, the level of gross premiums earned has increased as the level of gross premiums written has increased.

                Ceded premiums are amortized over the contract term. During the quarter ended September 30, 2004, our ceded premiums amortized increased due to the exhaustion of reinsurance protections following losses recovered from Hurricanes Charley, Frances, Ivan and Jeanne. This generated an increase in ceded premiums amortized as the ceded premiums were fully amortized during the quarter.

                Net Losses and Loss Expenses. The increase in the net loss expense ratio was primarily driven by the impact of Hurricanes Katrina and Rita for which we incurred estimated net losses of $495.0 million, or 134.4 percentage points. During the quarter ended September 30, 2004, we incurred estimated net losses of $118.7 million, or 51.1 percentage points, from Hurricanes Charley, Frances, Ivan and Jeanne.

                Our losses were primarily generated from our catastrophe and property lines of business as we write negligible amounts of offshore energy reinsurance. Our estimates for the losses incurred for Hurricanes Katrina and Rita were derived from the output of industry models, market analyses, a review of in-force contracts and preliminary loss information from clients and brokers. We have estimated our gross losses for Hurricane Katrina based on industry loss predictions of $60 billion and for Rita based on industry loss predictions of $2.5 billion to $7.0 billion. Actual losses from these hurricanes may differ materially from our estimates of loss and loss expenses. Our estimated gross losses were reduced by $30.0 million of reinsurance recoveries that were triggered by the occurrence of a series of large industry loss events. This reinsurance has predetermined industry loss triggers based on the number of events and size of industry losses calculated by independent third parties. Based on a combination of public information, our own assessment of each industry loss and historical industry loss development factors, we believe that these industry loss trigger points have been exceeded; however, these industry loss figures are only estimates and as such are subject to change. Consequently, our actual reinsurance recoveries could be materially reduced.

                During the quarter ended September 30, 2005, we experienced favorable prior period development of $29.7 million, or 8.1 percentage points, compared to $28.4 million, or 12.2 percentage points, for the quarter ended September 30, 2004.

                Acquisition Costs.   Acquisition costs were $52.9 million, or 14.4% of net premiums earned, for the quarter ended September 30, 2005 compared to $41.2 million, or 17.8% of net premiums earned, for the quarter ended September 30, 2004. The decrease in the acquisition cost ratio was primarily the result of a reduction of $9.9 million in the amounts expensed under incentive commission arrangements with brokers for 2004. Excluding incentive commissions, the acquisition cost ratio was 16.7% for the quarter ended September 30, 2005 compared to 17.2% for the quarter ended September 30, 2004. The decrease was due to two factors: first, we experienced a lower acquisition cost ratio on the renewal of premiums in our professional lines book; and second, as a result of lower acquisition costs on reinstatement premiums, the acquisition cost ratio on our catastrophe book decreased.

                General and Administrative Expenses.   The 1.2 percentage point decrease in the general and administrative expense ratio was primarily due to an increase in the level of net premiums earned.

Nine months ended September 30, 2005 and September 30, 2004

                The following table summarizes the underwriting results and ratios in our reinsurance segment for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Revenues:
Gross premiums written	$1,357,749	$1,034,627	$323,122	31.2%
Net premiums written	1,347,945	1,006,590	341,355	33.9%
Net premiums earned	981,887	635,851	346,036	54.4%
Other insurance related income	—	763	(763)	nm
Expenses:
Net losses and loss expenses	(977,579)	(395,278)	(582,301)	(147.3)%
Acquisition costs	(163,361)	(104,667)	(58,694)	(56.0)%
General and administrative expenses	(36,818)	(29,058)	(7,760)	(26.7)%
Underwriting (loss) income	$(195,871)	$107,611	$(303,482)	(282.0)%

Ratios:
Net loss and loss expense ratio	99.6%	62.1%	(37.5)%
Acquisition cost ratio	16.6%	16.5%	(0.1)%
General and administrative expenses ratio	3.7%	4.6%	0.9%
Combined ratio	119.9%	83.2%	(36.7)%

nm — not meaningful

                Premiums.   The table below shows gross premiums written by line of business in our reinsurance segment for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Catastrophe	$468,702	$394,916	$73,786	18.7%
Property	348,719	240,126	108,593	45.2%
Professional lines	176,354	190,320	(13,966)	(7.3)%
Credit and bond	103,915	72,660	31,255	43.0%
Motor	75,426	37,677	37,749	100.2%
Liability	161,659	82,111	79,548	96.9%
Other	22,974	16,817	6,157	36.6%
Total	$1,357,749	$1,034,627	$323,122	31.2%

                The increase in our property account was driven by four factors. First, we accrued additional reinstatement premiums relating to the hurricane losses in the current quarter. Second, we increased the level of pro rata reinsurance of U.S. homeowners’ business in select regions. Third, we obtained new business on targeted per risk programs. Fourth, we achieved greater market penetration in Continental Europe following an expansion into that marketplace in 2004. The increase in our liability account primarily resulted from acquiring approved reinsurer status with some U.S. clients that allowed us to write new business and from new market opportunities existing in our U.S. general liability umbrella excess reinsurance business. We also continued to achieve greater penetration on renewal business within Continental Europe. The increase in our catastrophe account was primarily due to $42.0 million in reinstatement premiums related to this quarter’s hurricane losses, compared to $8.0 million for the nine months ended September 30, 2004. We also wrote several contracts that provided additional reinsurance protection for clients following the exhaustion of their reinsurance coverage as a result of Hurricane

Katrina. We experienced rate decreases in our catastrophe book during 2005; however, we wrote more business focusing primarily on U.S. exposures where rate reductions were less severe than those for non-U.S. business. In addition, we experienced rate increases on some national clients who had suffered hurricane losses in 2004. Our motor account increased due to new business written primarily in the French and U.K. motor insurance markets. The increase in our credit and bond account resulted from our ability to increase our share on renewal business and our ability to penetrate new markets and accounts in Continental Europe. The decrease in our professional lines account was primarily driven by the non-renewal of a significant treaty where the client decided to retain the exposures.

                Premiums ceded for the nine months ended September 30, 2005 decreased by $18.2 million compared to the nine months ended September 30, 2004. The decrease was due to changes in the timing of the renewal of ceded reinsurance contracts. Following the losses generated by the hurricanes in September 2004, we exhausted our reinsurance coverage and purchased new protections that will expire in the latter part of 2005.

                The following table shows the derivation of net premiums earned in our reinsurance segment for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	September 30, 2005	September 30, 2004	Change	% Change
		($ in thousands)
Gross premiums earned	$998,281	$657,691	$340,590	51.8%
Ceded premiums amortized	(16,394)	(21,840)	5,446	(24.9)%
Net premiums earned	$981,887	$635,851	$346,036	54.4%

                Gross premiums are earned over the period of the reinsured risk. During the quarter ended September 30, 2004, our ceded premiums amortized increased due to the exhaustion of reinsurance protections following losses recovered from Hurricanes Charley, Frances, Ivan and Jeanne. This generated an increase in ceded premiums amortized as the ceded premiums were fully amortized during the quarter.

                Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized increased in 2005 as premiums ceded in 2004 continued to be amortized in 2005.

                Net Losses and Loss Expenses. The increase in the net loss expense ratio was primarily driven by the impact of Hurricanes Katrina and Rita for which we incurred estimated net losses of $495.0 million, or 50.4 percentage points. During the nine months ended September 30, 2004, we incurred estimated net losses of $118.7 million or 18.7 percentage points from Hurricanes Charley, Frances, Ivan and Jeanne.

                Our losses were primarily generated from our catastrophe and property lines of business as we write negligible amounts of offshore energy reinsurance. Our estimates for the losses incurred from Hurricanes Katrina and Rita were derived from the output of industry models, market analyses, a review of in-force contracts and preliminary loss information from clients and brokers. We have estimated our gross losses for Hurricanes Katrina based on industry loss predictions of $60 billion and for Rita based on industry loss predictions of $2.5 billion to $7.0 billion. Actual losses from these hurricanes may differ materially from our estimates of loss and loss expenses. Our estimated gross losses were reduced by $30.0 million of reinsurance recoveries that were triggered by the occurrence of a series of large industry loss events. This reinsurance has predetermined industry loss triggers based on the number and size of industry losses calculated by independent third parties. Based on a combination of public information, our own assessment of each industry loss and historical industry development factors, we believe that these industry loss trigger points have been exceeded; however, these industry loss figures are only estimates and as such are subject to change. Consequently, actual reinsurance recoveries could be materially reduced.

                During the nine months ended September 30, 2005, we experienced favorable prior period development of $63.9 million, or 6.5 percentage points, compared to $61.9 million, or 9.7 percentage points, for the nine months ended September 30, 2004. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. This method takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date.

                Acquisition Costs.   Acquisition costs were $163.4 million, or 16.6% of net premiums earned, for the nine months ended September 30, 2005 compared to $104.7 million, or 16.5% of net premiums earned, for the nine ended September 30, 2004. Although the ratio remained consistent, there was a reduction of $7.9 million in the amounts expensed under incentive commission arrangements with brokers for 2004. Excluding incentive commissions, the acquisition cost ratio was 17.3% for the nine months ended September 30, 2005 compared to 16.2% for the nine months ended September 30, 2004. The increase was primarily due to a change in business mix with more business coming from non-catastrophe excess of loss product lines, which typically have higher acquisition costs.

                General and Administrative Expenses.   The 0.9 percentage point decrease in the general and administrative expense ratio was due primarily to an increase in the level of net premiums earned.

Financial Condition, Liquidity and Capital Resources

                We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At September 30, 2005, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch in the United Kingdom, a branch in Switzerland and a representative office in Singapore. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends or distributions is limited by the applicable laws and regulations of Bermuda, Ireland and the United States, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

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

At September 30, 2005, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $1.1 billion.

Financial Condition

                At September 30, 2005, our total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades were $6.9 billion, compared to $6.0 billion at December 31, 2004. Our investment portfolio consisted primarily of fixed income securities at September 30, 2005 and was managed by several external investment management firms. At September 30, 2005, all of these fixed income securities were investment grade, with 85.5% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AAA based on ratings assigned by Standard & Poor’s.

                During 2005, we continued to increase the size of the allocation to other investments within our investment portfolio. At September 30, 2005, other investments were $514.2 million compared to $271.3 million at December 31, 2004, and consisted of investments in funds of funds, a fund that invests in U.S. dollar high yield credit, a portfolio of investments in collaterized loan obligations, and medium term notes that have an interest in various pools of European fixed income securities.

                As a result of the level of gross premium written during the nine months ended September 30, 2005, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premium increased by $230.9 million, $31.4 million and $358.4 million, respectively, over those balances at December 31, 2004. Following Hurricanes Katrina and Rita, we recorded significant reinsurance recoveries that have generated an increase of $696.7 million in reinsurance recoverable balances and reinsurance recoverable balances on paid losses. Of the reinsurance recoverable balances, 98.1% was due from reinsurers rated the equivalent of A- or better by internationally recognized rating agencies. The occurrence of the several large loss events during the quarter ended September 30, 2005 could reduce the reinsurance coverage available to us in the future and could weaken the financial condition of our reinsurers.

                At September 30, 2005, we had other assets of $344.8 million compared to $68.6 million at December 31, 2004. The increase was primarily due to our Series A preferred share offering, which closed on October 5, 2005 and from which we received net proceeds of $242.3 million.

                At September 30, 2005, we had $4.5 billion of reserves for loss and loss expenses compared to $2.4 billion at December 31, 2004, an increase of $2.1 billion. Of this balance, $3.3 billion, or 73.6%, was incurred but not reported reserves.

                At September 30, 2005, our shareholders’ equity was $2.9 billion compared to $3.2 billion at December 31, 2004. The reduction of $0.3 billion was primarily due to a net loss of $143.4 million for the nine months ended September 30, 2005 and a share repurchase of $350.0 million of common shares pursuant to our repurchase program. This was primarily offset by our Series A preferred share offering of $250.0 million.

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

                During the nine months ended September 30, 2005, we generated a net operating cash inflow of $1,148.8 million, primarily related to premiums received and investment income. During the same period, we paid gross losses of $471.1 million and received reinsurance recoveries of $169.0 million. At September 30, 2005, we had a cash balance of $862.2 million. During the nine months ended September 30, 2005, net cash of $173.3 million was used for financing activities. On February 16, 2005, we repurchased 12,783,094 common shares owned by initial investors at the formation of the Company pursuant to our repurchase program. The average purchase price was $27.38 per common share and the aggregate purchase price was $350.0 million. During the nine months ended September 30, 2005, we paid dividends of $69.9 million and interest on our Senior Notes of $15.7 million.

                During the nine months ended September 30, 2004, we generated a net operating cash inflow of $1,262.8 million, primarily relating to premiums received and investment income. During the same period, we paid gross losses of $142.0 million. At September 30, 2004, we had a cash balance of $935.3 million. During the nine months ended September 30, 2004, we invested a net cash amount of $875.3 million.

                On September 9, 2005, we declared a quarterly dividend of $0.15 per common share to shareholders of record at September 30, 2005. The dividend was paid on October 14, 2005.

                On an ongoing basis, our sources of funds primarily consist of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, reinsurance premiums, acquisition costs, general and administrative expenses, to purchase new investments and fund dividends, share repurchases and interest payments.

Capital Resources

                On August 25, 2005, we entered into a $1.5 billion credit agreement with a syndicate of lenders replacing our existing $750 million credit facility. The credit agreement is an unsecured five-year facility that allows us and our operating subsidiaries to issue letters of credit up to the full amount of the facility and to borrow up to $500 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit agreement contains various loan covenants, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The facility also requires that we maintain 1) a minimum consolidated net worth of $2.0 billion plus (a) 25% of consolidated net income (if positive) of AXIS Capital for each semi-annual fiscal period ending on or after December 31, 2005 plus (b) an amount equal to 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period; and 2) a maximum debt to total capitalization ratio of 0.35:1.0. We were in compliance with all covenants contained in the credit agreement at September 30, 2005. As at September 30, 2005, we had letters of credit of $436.1 million (2004: $421.7 million) outstanding. There was no debt outstanding under the credit agreements as at September 30, 2005 or December 31, 2004.

                On November 15, 2004, we completed a public offering of $500 million of Senior Notes. The Senior Notes bear interest at 5.75%, payable semi-annually and, unless previously redeemed, will mature on December 1, 2014.

                On March 14, 2005, we announced that our Board of Directors had authorized an additional repurchase program for up to $150 million of our common shares.

                On September 28, 2005, we announced that we had agreed to offer to the public $250.0 million of 7.25% Series A preferred shares, $0.0125 par value per share, with a liquidation preference of $25.00 per share. We completed the offering on October 5, 2005 and received net proceeds of $242.3 million. We may redeem the shares on or after October 15, 2010 at a redemption price of $25.00 per share.

Contractual Commitments

                We did not make any significant capital expenditures during the quarter ended September 30, 2005. We currently expect capital expenditures for 2005 to be less than $50 million.

                During the quarter ended September 30, 2005, we increased our reserve for losses and loss expenses primarily due to gross loss and loss expenses incurred of $1.3 billion from Hurricane Katrina.

                Estimates as to the size of the industry loss from Hurricane Katrina vary significantly due primarily to the extent of damage, the interpretation of coverage under insurance contracts and the delay in adjusting losses in the effected areas. Most policies do not cover flood damage, or substantially limit flood damage, however they may cover water damage caused by wind, such as storm surge. Difficulties will arise in estimating a loss when a combination of flood and storm surge damage has caused the insured damage. Given the uncertainty surrounding our estimate of net incurred loss and loss expenses for Hurricane Katrina, there is also significant uncertainty surrounding our expected payments for losses from Hurricane Katrina.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

                We are exposed to potential loss on our investment portfolio from various market risks, including changes in interest rates and foreign currency exchange rates, and from credit risk. Our investment portfolio primarily consists of fixed income securities denominated in both U.S. and foreign currencies. External investment professionals manage our portfolio under the direction of our management in accordance with investment guidelines provided by us. Our guidelines do not currently permit the use of derivatives other than foreign currency forward contracts. In the future, we may change our guidelines to permit the use of derivatives.

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

                Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. We periodically revise our investment benchmarks based on business and economic conditions, including the average duration of our potential liabilities. At September 30, 2005, our invested assets (assets under management by external investment managers) had an approximate duration of 3.1 years.

                At September 30, 2005, we held $2,240.7 million at fair market value, or 38.9% of our total invested assets, in mortgage-backed securities compared to $1,714.8 million, or 32.0%, at December 31, 2004. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency with which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

                We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at September 30, 2005. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by External Investment Managers

	Interest Rate Shift in Basis Points (Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100
Total Market Value	5,921,200	5,874,338	5,786,439	5,694,644	5,600,256
Market Value Change from Base	2.33%	1.52%	—%	(1.59)%	(3.22)%
Change in Unrealized Value	134,761	87,899	—	(91,795)	(186,183)

                Foreign Currency Risk.   Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. In addition, we have implemented a currency hedging program whereby we entered into several foreign currency forward contracts in order to minimize the effects of fluctuations in foreign currency exchange rates on our foreign currency denominated assets and liabilities. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. However, we do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations and comprehensive income.

                At September 30, 2005, the net contractual amount of foreign currency forward contracts was $135.7 million with an unrealized gain of $2.5 million. At December 31, 2004, the net contractual amount of foreign currency forward contracts was $30.0 million with an unrealized loss of $0.1 million.

                At September 30, 2005, we had insurance and reinsurance premium balances receivable of $1,145.5 million compared to $914.6 million at December 31, 2004. Of this balance, 80.2% was denominated in U.S. dollars, 10.3% was denominated in Euro and 6.7% in Sterling. A 10% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $19.5 million at September 30, 2005 compared to $11.7 million at December 31, 2004.

                Credit Risk.   We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At September 30, 2005, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities. In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

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

The VaR of our investment portfolio at September 30, 2005 was approximately $191.5 million compared to $180.4 million at December 31, 2004, which represents the potential loss in fair market value of our investment portfolio over a one year time horizon within a 95% confidence level. This increase was primarily due to a slight extension of the portfolio duration and an increase in the size of the investment portfolio. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position.

Effects of Inflation

We do not believe that inflation has had a material effect on our results of operations, except insofar as inflation may affect interest rates. In addition, after a catastrophe loss, inflationary pressures often occur in the affected area. The anticipated effects of this inflation are considered in our catastrophe loss models and therefore, are reflected in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains certain forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend.” Forward-looking statements contained in this quarterly report include information regarding our estimates of losses related to Hurricanes Katrina and Rita and the impact of such losses on our reinsurers, our expectations regarding pricing and other market conditions, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4) the failure of any of the loss limitation methods we employ, (5) the effects of emerging claims and coverage issues, (6) the failure of our cedents to adequately evaluate risks, (7) the loss of one or more key executives, (8) a decline in our ratings with rating agencies, (9) the loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition, (12) general economic conditions and (13) the other matters set forth under Item 8, “Management’s Discussions and Analysis of Financial Condition and Results of Operations - Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.    Controls and Procedures

                The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

                The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005. Based upon that evaluation, the Company’s management has not identified any change in its internal control over financial reporting that occurred during quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

In connection with these inquiries, we have conducted an internal investigation, led by outside counsel, to determine whether we have engaged in any of the improper business practices that are the focus of the inquiries. This investigation is complete and has uncovered no evidence indicating that we engaged in bid rigging, fictitious or inflated quotes or related matters or conditioning direct insurance on the placement of reinsurance. Consistent with long-standing and wide-spread industry practice, we have in the past entered into incentive commission arrangements with brokers; however, we have not entered into any of these arrangements with respect to business underwritten in 2005.

                A purported shareholders class action lawsuit has been filed against us and some of our executive officers relating to the practices being investigated by the Attorney General of the State of New York and other state regulators. James Dolan v. AXIS Capital Holdings Limited, Michael A. Butt and John R. Charman  was filed on October 28, 2004 in the United States District Court, Southern District of New York. Robert Schimpf v. AXIS Capital Holdings Limited, Michael A. Butt, Andrew Cook and John R. Charman was filed on November 5, 2004 in the United States District Court, Southern District of New York. On April 13, 2005, these lawsuits were consolidated and are now known as In re AXIS Capital Holdings Ltd. Securities Litigation. On May 13, 2005, the plaintiffs filed an amended, consolidated complaint and added as defendants the managing underwriters and one of the selling shareholders in our secondary offering completed in March 2004. The lawsuit alleges securities violations in connection with the failure to disclose payments made pursuant to incentive commission arrangements and seeks damages in an unspecified amount. We believe that the lawsuit is completely without merit and intend to vigorously defend against it.

A putative class action lawsuit also has been filed against our U.S. insurance companies. In re Insurance Brokerage Antitrust Litigation was filed on August 1, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and RICO violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. We believe that the lawsuit is completely without merit and intend to vigorously defend against it.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

                On March 14, 2005, we announced that our Board of Directors had approved the repurchase of up to $150 million of our common shares to be effected from time to time in open market or privately negotiated transactions. The repurchase program is authorized to continue until December 2006. The following table sets forth information regarding the number of shares we repurchased during each month in the quarter ended September 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs
July 1-31, 2005	820	$28.36	0	$150,000,000
August 1-31, 2005	12,580	$29.00	0	$150,000,000
September 1-30, 2005	15,200	$28.89	0	$150,000,000
Total	28,600	$28.92	0	$150,000,000

(a)          Comprises shares withheld to satisfy tax liabilities upon the vesting of restricted stock awarded under our 2003 Long Term Equity Compensation Plan. These shares are not included in our repurchase program.

Item 6.    Exhibits

(a)	Exhibits

3.1

Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 /A (Registration No. 333-103620) filed on April 16, 2003).

3.2

Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

3.3	Bye-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2005

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/ John R. Charman
John R. Charman
President and Chief Executive Officer
(Authorized Officer)

/s/ Andrew Cook
Andrew Cook
Chief Financial Officer
(Principal Financial Officer)