Form 10-K
period 2005-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2006-03-09
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

(441) 296-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, par value $0.0125 per share	New York Stock Exchange
7.25% Series A preferred shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes ☐  No ☒

The market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005, was approximately $3.7 billion.

At February 28, 2006, there were outstanding 151,129,079 common shares, $0.0125 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 12, 2006 are incorporated by reference in Part III of this Form 10-K.

AXIS CAPITAL HOLDINGS LIMITED
TABLE OF CONTENTS

PART I

ITEM 1.                BUSINESS

General Development & Business

AXIS Capital Holdings Limited (“AXIS Capital”) is the Bermuda-based holding company for the AXIS Group of Companies. Through our various operating subsidiaries, we provide a broad range of insurance and reinsurance products to insureds and reinsureds worldwide with operations in Bermuda, Europe and the Untied States.

In November 2001, we established our operations in Bermuda as a worldwide reinsurer of catastrophe risks and an insurer of global specialty risks accessed predominantly through the London broker network. In May 2002, we commenced insurance and reinsurance operations in Europe through our Dublin office. During 2003, we established our U.K. branch, AXIS Specialty London, and our Zurich branch, AXIS RE Europe.

In late 2002, we commenced underwriting in the United States with the acquisition of a shell insurance and reinsurance company licensed in all 50 states and a non-admitted shell insurance company. In early 2003, we added a team of professionals from Combined Specialty Group, Inc. to underwrite business in the specialty admitted and non-admitted property and casualty insurance marketplace in the U.S. and also acquired the renewal rights to a portfolio of professional liability insurance and related lines of business written by the Financial Insurance Solutions Group of Kemper Insurance Companies.

Our long-term business strategy focuses on utilizing our management’s extensive expertise, experience and long-standing market relationships to identify and underwrite attractively priced risks while delivering insurance and reinsurance solutions to our customers. Our underwriters worldwide are focused on constructing a portfolio of risks that utilizes our capital while optimizing the risk-reward characteristics of the portfolio. We exercise highly disciplined underwriting practices and manage a diverse book of business while seeking to maximize our profitability and generate superior returns on equity.  To afford ourselves ample opportunity to construct a portfolio diversified by product and geography that meets our profitability and return objectives and to avoid exposure to liabilities incurred prior to our inception, we have implemented organic growth strategies in key markets worldwide.

As used in this report, references to “we,” “us” or “our” refer to the consolidated operations of AXIS Capital and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited (“AXIS Specialty Bermuda”), AXIS Re Limited (“AXIS Re Ireland”), AXIS Specialty Europe Limited (“AXIS Specialty Europe”), AXIS Reinsurance Company (“AXIS Re U.S.”), AXIS Specialty Insurance Company (“AXIS Specialty U.S.”), AXIS Surplus Insurance Company (“AXIS Surplus U.S.”), AXIS Insurance Company (“AXIS Insurance U.S.”), AXIS Re Europe and AXIS Specialty London, unless the context suggests otherwise.

Business Segments

Through December 31, 2004, our business consisted of five reportable operating segments: global insurance; global reinsurance; U.S. insurance; U.S. reinsurance; and corporate. Effective January 1, 2005, we created two distinct global underwriting platforms, AXIS Insurance and AXIS Re. Following this strategic realignment of our organizational structure, we have re-evaluated our segments and determined that we have three segments: insurance, reinsurance and corporate. Our

Company’s insurance segment is further divided into two sub-segments: global insurance and U.S. insurance. The Company’s segments and sub-segments have been determined in accordance with Statement of Financial Accounting Standards (“FAS”) No 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). Following this change in the composition of our segments, we have restated the corresponding items of segment information for earlier periods.

We evaluate the performance of our insurance and reinsurance segments based on underwriting results. Many of our lines of business have loss experience characterized as low frequency and high severity, which may result in volatility in both our consolidated and an individual segment’s operating results and cash flows. We do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of the investment portfolio.

Financial data relating to the three segments is included in our Consolidated Financial Statements and Notes presented under Item 8 of this report.

Insurance

Our insurance segment provides specialty lines coverage on a worldwide basis. Our insurance segment is further divided into two sub-segments: global insurance and U.S. insurance.

Global Insurance

Global insurance operates from offices based in Bermuda and Europe and provides specialty lines coverage predominantly through the London broker network with product lines comprising property, marine, terrorism and war risk, aviation and aerospace, political risk and professional lines and other specialty risks. For the majority of business, gross premiums are written throughout the year. Exceptions to this are the business written in our aviation and aviation war accounts, which is predominantly written in the last quarter of the calendar year, and our property business for which two significant renewal dates are April 1 and July 1. Business is primarily transacted through insurance brokers and intermediaries. Customers in this segment include major companies in the airline, banking, multimedia and natural resources industries. During the year ended December 31, 2005, no customer accounted for more than 10% of gross premiums written within this segment.

Gross premiums written, by line, for global insurance are as follows:

Global Insurance—Gross Premiums Written by Line

	For the Year Ended December 31, 2005		For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	($ in thousands)
Property	$203,258	23.6%	$249,200	22.8%	$238,955	24.3%
Marine	162,893	18.9%	177,592	16.2%	185,928	19.0%
Terrorism and War Risk	190,139	22.1%	318,887	29.1%	279,431	28.5%
Aviation and Aerospace	87,421	10.2%	175,829	16.1%	178,442	18.2%
Political Risk	128,904	14.9%	125,448	11.4%	90,302	9.2%
Professional Lines and Other Specialty	88,483	10.3%	48,372	4.4%	7,603	0.8%
Total	$861,098	100.0%	$1,095,328	100.0%	$980,661	100.0%

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

The terrorism and war risk line of business includes coverage for physical damage and associated business interruption of an insured following an act of terrorism and specific war coverage for the interests not otherwise covered in our aviation and marine hull and liability business.

The aviation and aerospace line of business primarily includes hull and liability coverage for passenger and cargo airlines and privately owned aircraft, select aviation product liability coverage, and to a much lesser extent, physical damage coverage on satellite launches and satellite liability.

The political risk line of business generally provides protection against sovereign default or other sovereign actions resulting in impairment of cross-border investments for banks and major corporations in industries such as energy and mining.

The professional lines and other specialty line of business primarily consist of directors’ and officers’ and errors and omissions liability coverage.

U.S. Insurance

U.S. insurance operates through offices throughout the U.S., provides coverage through a variety of channels in the U.S. and covers predominantly U.S. exposures. The product lines are property, professional lines, liability and other specialty and are offered through wholesale brokers, retail brokers and managing general agents and underwriters. For the majority of business, gross premiums are written throughout the year, however, for our primary property business two significant renewal dates are April 1 and July 1. Many of the property and casualty insurance products are for non-standard and complex risks. U.S. insurance has the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted basis, or surplus lines basis, with flexibility in forms and rates as these are not filed with state regulators. Having access to non-admitted carrriers provides the pricing flexibility needed to write non-standard coverage. During the year ended December 31, 2005, no customer accounted for more than 10% of gross premiums written within this segment.

Gross premiums written, by line, for U.S. insurance are as follows:

U.S. Insurance—Gross Premiums Written by Line

	For the Year Ended December 31, 2005		For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	($ in thousands)
Property	$366,578	36.2%	$322,302	39.1%	$225,508	36.0%
Professional Lines	343,635	33.9%	272,224	33.0%	157,808	25.2%
Liability	285,168	28.1%	229,562	27.9%	242,582	38.8%
Other Specialty	18,538	1.8%	147	0.0%	—	0.0%
Total	$1,013,919	100.0%	$824,235	100.0%	$625,898	100.0%

For the year ended December 31, 2005, $865.2 million, or 85.3%, of gross premiums written were offered through wholesale and retail brokers and $153.0 million, or 15.1%, of gross premiums written were offered through managing general agents and underwriters compared to $776.2 million, or 94.2%, and $48.0 million, or 5.8%, respectively, for 2004.

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

Reinsurance

Our reinsurance segment operates through offices based in Bermuda, the U.S. and Europe and provides treaty property and casualty reinsurance to insurance companies on a worldwide basis. Treaty reinsurance contracts are contractual arrangements that provide for automatic reinsurance of any agreed upon portion of business written as specified in a reinsurance contract. Contracts can be written on an excess of loss basis or a pro rata basis, also known as proportional. The product lines in this segment are catastrophe, property, professional liability, credit and bond, motor, liability and other. During the year ended December 31, 2005, no customer accounted for more than 10% of gross premiums written within this segment.

Gross premiums written, by line, for our reinsurance segment are as follows:

Reinsurance—Gross Premiums Written by Line

	For the Year Ended December 31, 2005		For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	($ in thousands)
Catastrophe	$519,307	34.2%	$424,847	38.9%	$339,137	50.8%
Property	390,727	25.7%	246,838	22.6%	131,219	19.7%
Professional lines	232,259	15.3%	204,637	18.7%	132,148	19.8%
Credit and bond	103,277	6.8%	73,352	6.7%	—	0.0%
Motor	73,992	4.9%	37,761	3.5%	6,560	1.0%
Liability	165,122	10.8%	80,496	7.4%	39,475	5.9%
Other	34,184	2.3%	24,817	2.2%	18,547	2.8%
Total	$1,518,868	100.0%	$1,092,748	100.0%	$667,086	100.0%

Catastroph:   The catastrophe reinsurance line of business provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. The underlying insurance policies in the catastrophe reinsurance line of business primarily cover property exposures. This business also consists of contracts covering non-property exposures, including workers compensation, personal accident and life. The principal perils in this portfolio are hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril.

Property:   The property reinsurance line of business includes treaty reinsurance written on both a pro rata and a per risk basis and covers underlying personal lines and commercial property exposures.  Property pro rata treaty reinsurance covers a cedent’s aggregate losses from all events in the covered period on a proportional basis. Property per risk treaty reinsurance reinsures a portfolio of particular property risks of ceding companies on an excess of loss basis.

Professional Liability:   The professional liability treaty reinsurance book covers directors’ and officers’ liability, employment practices liability, medical malpractice and miscellaneous errors and omissions insurance risks.

Credit and Bond:   The credit and bond treaty reinsurance book consists principally of reinsurance of trade credit insurance products and includes both proportional and excess-of loss structures. The underlying insurance indemnifies sellers of goods and services against a payment default by the buyer of those goods and services. Also included in this book is coverage for ceding insurers against losses arising from a broad array of surety bonds issued by bond insurers principally to satisfy regulatory demands in a variety of jurisdictions around the world, but predominantly in Europe.

Motor:   The motor liability reinsurance line of business provides coverage to insurers for motor liability losses arising out of any one occurrence. The occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence.

Liability:   The liability reinsurance line of business provides coverage to insurers of standard casualty lines, including auto liability, general liability, personal and commercial umbrella and workers’ compensation.

Other:   The other reinsurance line of business includes aviation, engineering, marine, personal accident and crop reinsurance.

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

Management’s directive to our information technology department is to implement a state-of-the-art technology platform to support efficiency, facilitate a dynamic and opportunistic business plan and, therefore, sustain competitive advantage. To achieve this, the department works to provide a scalable platform supporting growth while ensuring reliability, redundancy and failover. Critical in the development of this platform is the efficient receipt, processing and transmission of information from and between business partners, clients, employees and management.

“Submit.AXIS” is a unique, web-based policy submission system that we initially developed for our global insurance segment. Developed in late 2001 for brokers in the London market, Submit.AXIS allows brokers to provide details of a policy submission via the Internet so that our underwriters may review online submission details and relevant policy documentation. In 2004, we deployed Submit.AXIS for internal use in all segments and it has become a point of entry for all submissions, whether via the Internet, e-mail, fax or paper. The system provides local and group management with submissions information, acts as a repository for documentation, assists with market intelligence, allows for global clearance, and enables local and international peer review.

In 2005, we introduced two AXIS-developed applications that assist with core pricing and underwriting processes and provide a consistent data feed to our underwriting accounting system. We deployed our “Underwriter Workstation” in U.S. insurance, which acts as the workbench tool for underwriters for all lines of business in the segment. The system interacts directly with Submit.Axis, allows for complete and consistent data capture, issues quotes and binders and feeds our policy production system as well as our corporate accounting system. We also deployed the “Reinsurance Workstation” for AXIS Re. For our reinsurance underwriters focused on property reinsurance business, the system supports pricing and aggregation and interfaces with the catastrophe models utilized by our underwriters. From this base, we expanded the system to address non-property business written worldwide by AXIS Re and this enhancement is currently utilized in our Continental European reinsurance operations. During 2006, we intend to expand the user base for this system to include our non-property reinsurance underwriters in the U.S.

In 2005, we also continued to improve our information technology infrastructure by successfully completing a disaster recovery test of our externally hosted corporate data center that services our worldwide operations. An independent consultant participated in the testing and confirmed that this was a successful test. We have also built a state-of-the-art hosting facility in our Atlanta location, which now acts as the primary backup to the externally hosted corporate data center.

We are committed to identifying and deploying technologies that enhance our processing and underwriting capabilities and simultaneously enable us to realize additional operating efficiencies.

Underwriting and Risk Management

For our global insurance sub-segment, internal underwriting controls are exercised through a “senior peer review panel” comprising at least six senior underwriters within the segment. Proposal details for each risk we consider underwriting reside in Submit. AXIS and can be reviewed by all underwriting staff. For some lines of business in this segment, we have developed strict guidelines and risks can be bound within those guidelines, subject to peer review by a team of underwriters. For the vast majority of our business and for any exceptions to the guidelines developed for the lines mentioned above, risks are peer reviewed by the “senior  peer review panel” on a daily basis by means of Submit. AXIS and a daily conference call. A daily conference call log is maintained of all the risks discussed and this, together with a daily underwriting log of all risks written, is reviewed and approved regularly by the senior peer review panel.

For our U.S. insurance sub-segment, we utilize a similar review process. However, due to the large number of submissions received and the generally smaller net retentions on this business, we use a modified peer review process whereby every account is reviewed by two or more underwriters before a risk is bound and only risks that have the approval of a senior officer are bound. Depending upon the risk’s characteristics and our underwriting guidelines, the risk may also be reviewed by a senior underwriting panel.

For our reinsurance segment, all risks are reviewed by a senior underwriter. If the risk meets our internal guidelines for exposure and profitability, it is referred for further analysis to one of three executive officers who coordinate our reinsurance underwriting activities in Bermuda, the U.S. and

Europe. Following approval by one of these three executives, contracts presenting significant exposures or with liability exposure are made available for review by at least one of the three executive officers in our reinsurance segment or the Company’s Chief Executive Officer for final comments. In every case, the review process is completed before we commit contractually.

Additionally, in our reinsurance segment, for property exposures, we ensure that pricing methodology is consistent and appropriate throughout the segment through the use of proprietary rating and accumulation tools, underwriting authority limits and frequent communication. All business is rated using the same basic risk measurement standards to ensure consistency within the segment. Each underwriter is delegated a limit up to which he or she has the authority to write business. If an underwriter wishes to exceed these limits on any contract, one of the three executive officers in the segment must review and approve the contract. All offers, quotes and bound lines are circulated daily to the senior reinsurance underwriters within the segment to allow for feedback and commentary. This process ensures that the knowledge base and experience of the segment is available to all underwriters to supplement the state-of-the-art technology that we use to technically price our business.

In all of our segments, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks that we accept as a company. Our proprietary systems include those for modeling risks associated with property catastrophe, workers’ compensation, terrorism risks, and various casualty and specialty pricing models as well as our proprietary portfolio risk model.

For the analysis of our catastrophe-exposed business in our reinsurance segment, we utilize four natural catastrophe modeling tools (Risklink version 5.1 licensed by RMS, Classic/2 and CATRADER version 7.5 licensed by AIR and WORLDCAT Enterprise licensed by Eqecat). For the analysis of terrorism perils, we license the RMS Probabilistic Terrorism Model. In addition, we have developed an internal proprietary application, known as the AXIS Reinsurance WorkStation or “RWS,” which allows us to track the results from each of these models for both pricing and accumulation purposes. Our state-of-the-art modeling system (including an aggregate exposure management tool) allows the underwriting team, in conjunction with the actuarial team, to analyze risk exposure on a per peril (for example, fire, flood, earthquake) and a geographic basis. If a program meets our underwriting criteria, the proposal is evaluated in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.

For our property pro rata business in our reinsurance segment, we utilize a combination of actuarial techniques and catastrophe modeling. We use actuarial techniques to examine our ceding companies’ underwriting results as well as the underwriting results from the companies with comparable books of business and pertinent industry results. In our property per risk business, we rely almost exclusively on actuarial techniques. Although per risk treaties may include exposure to natural perils, catastrophe modeling systems are generally not used largely because the cedents do not generally provide location level information that will allow accurate measurement of exposure to per risk treaty structures. To minimize this impact, we generally participate in middle to upper layers where the natural catastrophe element of exposure is minimized.

With respect to the catastrophe-exposed business in our global insurance and U.S. insurance segments, we utilize Risklink version 5.0. licensed by RMS to price and to accumulate individual risks for our commercial property and onshore energy books. This analysis is then combined with the analyses of our reinsurance segment to monitor group-wide aggregate exposures. For terrorism perils, we use the RMS Probabilistic Terrorism Model as well as a tool developed by RMS to measure accumulations around select targets on a deterministic basis. To price and accumulate our offshore energy business in our global insurance segment, a modeling tool licensed by RMS is utilized as only one component of our analyses of this business. Due to limitations on the modeling of offshore energy exposures, significant underwriting judgement and accumulation management are also required.

With respect to the non-catastrophe exposed business in our U.S. insurance segment, we generally analyze specialty insurance contracts via a variety of rating models. Where applicable, our models draw upon industry information, including historical trend, loss development and settlement patterns, claim frequency, claim severity, and pricing information licensed from Insurance Services Office, Inc. (“ISO”),  AMS-Rackley, Institutional Shareholders Services, and Advisen Ltd.

For our non-property medium and long-tail reinsurance business in the U.S., we utilize standard experience rating and exposure rating pricing models. The pricing parameters in these models are drawn from a number of industry sources (ISO, National Council on Compensation Insurance, Inc., Cornerstone Research, Jury Verdict Data, and the National Practitioners Data Bank) and are supplemented with information compiled from clients’ submissions.

For our non-property medium and long-tail reinsurance business in Europe, we work almost exclusively with our in-house built actuarial model based on perceived market standards in respect of experience, exposure, extrapolation and simulation techniques. To a very large extent, the pricing parameters are drawn from information compiled from clients’ submissions and supplemented with publicly accessible information where appropriate.

In addition to the above technical and analytical practices, our underwriters use a variety of factors, including specific contract terms and diversification of risk by geography and type of risk, to manage our exposure to loss. Substantially all business written is subject to aggregate limits in addition to event limits.

Marketing

We produce our business primarily through insurance and reinsurance brokers worldwide, who receive brokerage fees and, up until 2005, incentive commissions for placing our business. In addition to using brokers, some insurance products are also distributed through managing general agents and underwriters. Our management and underwriting team have longstanding relationships with key insurance and reinsurance brokers, such as Marsh, Inc. (including its subsidiary, Guy Carpenter Company, Inc.), Aon Corporation, Willis Group Holdings Ltd., and Benfield Group and with many ceding companies.

The following table shows our gross premiums written by broker for the years ended December 31, 2005, 2004 and 2003:

Distribution Source of Gross Premiums Written

	For the Year Ended December 31, 2005		For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	($ in thousands)
Marsh	$951,928	28.0%	$909,282	30.2%	$765,265	33.7%
Aon	531,147	15.7%	583,036	19.3%	438,690	19.3%
Willis	286,970	8.4%	282,717	9.4%	261,609	11.5%
Benfield	203,576	6.0%	170,371	5.7%	92,034	4.0%
Other brokers	1,118,702	33.0%	935,180	31.0%	687,523	30.2%
Managing general agencies and underwriters, and direct	301,562	8.9%	131,725	4.4%	28,524	1.3%
Total	$3,393,885	100.0%	$3,012,311	100. %	$2,273,645	100. %

Ceded Reinsurance

Our underwriting segments purchase reinsurance to reduce the risk of exposure to loss. Our global insurance and reinsurance segments purchase reinsurance to reduce exposure to large losses or a series of large losses. Our U.S. insurance segment purchases significant reinsurance to reduce the volatility in severity driven classes of business. Our underwriting segments purchase three types of reinsurance cover: facultative; excess of loss; and quota share. Facultative covers are typically assumed with the original business. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. This excess point can be based on the size of an industry loss or a fixed monetary amount. These covers can be purchased on a package policy basis, which provide cover for a number of lines of business within one contract. Quota share covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss expenses from reinsurers. We remain liable to the extent that reinsurers do not meet their obligations under these agreements.

All of our reinsurance is subject to financial requirements specified by our Reinsurance Security Committee. This committee, comprising senior management personnel, maintains a list of approved reinsurers, performs credit assessments for existing and potential counterparties, determines counterparty tolerance levels for short and medium tail business, monitors concentrations of credit risk and provides recommendations in respect of reserves required for non-collectable reinsurance. It is generally the Reinsurance Security Committee’s policy to require reinsurers which do not meet counterparty security requirements pre-approved by the committee to provide collateral. See note 8 to the Consolidated Financial Statements included in Item 8 of this report for additional information about our reinsurance.

Gross, ceded and net premiums written and earned for the years ended December 31, 2005, 2004 and 2003 were as follows:

Gross, Ceded and Net Premiums Written and Earned

	For the Year Ended December 31, 2005		For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
	($ in thousands)
Gross	$3,393,885	$3,278,266	$3,012,311	$2,510,847	$2,273,645	$1,701,015
Ceded	(734,896)	(724,583)	(588,638)	(482,450)	(365,258)	(264,785)
Net	$2,658,989	$2,553,683	$2,423,673	$2,028,397	$1,908,387	$1,436,230

Claims Management

We have claims teams located in Bermuda, Europe and the United States. Our claims teams provide global coverage and claims support for the insurance and reinsurance business we write. The role of our claims units is to investigate, evaluate and pay claims efficiently. We have implemented claims handling guidelines and claims reporting and control procedures in all of our claims units. To ensure that claims are handled and reported in accordance with these guidelines, all claims matters are reviewed weekly during a formal claims meeting. The minutes from each meeting are also circulated to our underwriters, senior management and our independent actuaries. To maintain communication between underwriting and claims teams, claims personnel regularly report at underwriting meetings and frequently attend client meetings.

When we receive notice of a claim, regardless of size, it is recorded within our underwriting and claims system. To assist with the reporting of significant claims, we have also developed a large claims information database, or LCID. The database is primarily used to “flash report” significant events and potential insurance or reinsurance losses, regardless of whether we have exposure. Where we have exposure, the system allows a direct notification to be instantly communicated to underwriters and senior management worldwide. Similarly, for natural catastrophes such as hurricanes, we have developed a catastrophe database that allows for the gathering, blending and reporting of loss information as it develops from early modeled results to fully adjusted and paid losses.

Reserves

We establish reserves for losses and loss expenses that arise from our insurance and reinsurance products. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims that have occurred at or before the balance sheet date, whether already known or not yet reported. It is our policy to establish these losses and loss expense reserves prudently after reflecting all information known to us as of the date they are recorded. Our loss reserves are estimated in consultation with Ernst & Young, who acts as our independent reserving actuary, and are based on generally accepted actuarial principles. These reserves are then discussed with and reviewed by management prior to management establishing the ultimate loss reserves. Ernst & Young receives all LCID flash reports and has access to our claims information and individual contracts as part of their quarterly review.

Our loss reserves are established based upon our estimate of the total cost of claims that were reported to us but not yet paid, (“case reserves”), the costs of additional case reserves on claims reported to us but not considered to be adequately reserved (“ACR”), and the anticipated cost of claims incurred but not yet reported to us (“IBNR”). Under generally accepted accounting principles in the U.S. (“U.S. GAAP”), we are not permitted to establish loss reserves until an event occurs that gives rise to a loss.

For reported losses, we establish case reserves within the parameters of the coverage provided in our insurance or reinsurance contracts. Where there is a possibility of a claim, we may book an additional case reserve that is adjusted as claims notifications are received. We estimate IBNR reserves using actuarial methods. We also utilize historical insurance industry loss development patterns, as well as estimates of future trends in claims severity, frequency and other factors, to aid us in establishing our loss reserves.

Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of an insurer’s or reinsurer’s expectations of the ultimate settlement and administration costs of claims incurred. As a result, it is likely that the ultimate liability will differ from such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which our company has operated, thereby providing limited claims loss emergence patterns specifically for our company. This has necessitated the use of industry loss development patterns in deriving IBNR, which despite management’s and the independent actuary’s care in selecting them will differ from actual experience. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability will exceed or be less than the revised estimates.

The following table represents the development of loss reserves calculated under generally accepted accounting principles (“GAAP”.) The top line of the table shows the reserves for losses and loss expenses, net of reinsurance recoverables, at the initial balance sheet date for each of the indicated years. This represents the estimated amount of net losses and loss expenses, including IBNR reserves, arising in the current year and all prior years that are unpaid as at the balance sheet date. The table also shows the reestimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of losses for individual years. The “cumulative redundancy” represents the aggregate change to date from the original estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

Analysis of Consolidated Loss and Loss Expense Reserve Development
Net of Reinsurance Recoveries

	Year Ended December 31,
	2001	2002	2003	2004	2005
	($ in thousands)
Reserve for loss and loss expenses, net of losses recoverable	$963	$214,231	$867,947	$1,808,261	$3,225,228
1 Year later	165	158,443	686,235	1,425,265	—
2 Years later	165	141,290	539,110	—	—
3 Years later	165	109,711	—	—	—
4 Years later	196	—	—	—	—
Cumulative redundancy	767	104,716	328,837	382,996	—
Cumulative Net Paid Losses
1 Year later	15	46,096	113,024	333,543	—
2 Years later	125	55,437	175,235	—	—
3 Years later	165	73,647	—	—	—
4 Years later	196	—	—	—	—

For an analysis of paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending losses and loss expense reserves for the years ended December 31, 2005, 2004 and 2003, please refer to note 7 of the Consolidated Financial Statements included in Item 8 of this report. For further information regarding the development in prior year loss reserve estimates within each of our operating segments, please refer to Item  7, “Managements Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

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

Our current investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high quality, diversified portfolio. In this regard, at December 31, 2005 and December 31, 2004, our investment portfolio consisted primarily of fixed income securities and cash and cash equivalents. At December 31, 2005 and December 31, 2004, all of these fixed income securities were investment grade with 82.1% and 81.3%, respectively, rated AA- or Aa3 or better by an internationally recognized rating agency, with an overall weighted average rating of AAA based on ratings assigned by Standard & Poor’s. Our risk management strategy and investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Within this fixed income portfolio, we attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At December 31, 2005 and December 31, 2004, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities.

Our current duration target range for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. Management periodically revises our investment benchmarks based on business and economic factors, including the average duration of our potential liabilities. At December 31, 2005 and December 31, 2004, our invested assets (assets under management by external investment managers) had an approximate average duration of 3.0 years and 2.8 years, respectively. Beginning in 2004, we began to allocate funds to other investments as part of a diversification program. The finance committee of our board of directors approves each investment made and ensures they are within our approved strategic and tactical asset allocation targets.

For additional information regarding the investment portfolio, including analysis of sector, rating and maturity distributions, please refer to note 6 of the Consolidated Financial Statements included in Item 8 in this report.

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

In our global and U.S. insurance segments, where competition tends to be focused more on availability, service and considerations other than price, we compete with insurers that provide property and casualty based lines of insurance such as: ACE Limited, Allianz Group, Allied World Assurance Company, Ltd., American International Group, Inc., Berkshire Hathaway, Inc., Chubb Corporation, Factory Mutual Insurance Company, Lloyd’s of London, Munich Re Group, Swiss Reinsurance Company, Zurich Financial Services and XL Capital Ltd.

In our reinsurance segment, we compete with reinsurers that provide property and casualty based lines of reinsurance such as: ACE Limited, Arch Capital Group Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., IPCRe Limited, Lloyd’s of London, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., Renaissance Re Holdings Ltd., Swiss Reinsurance Company, Transatlantic Holdings Inc. and XL Capital Ltd.

Competition in the types of business that we underwrite is based on many factors, including:

•       reputation;

•       strength of client relationships;

•       perceived financial strength;

•       management’s experience in the line of insurance or reinsurance to be written;

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

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation). Moody’s Investors Service maintains a letter scale rating from “Aaa” (Exceptional) to “NP” (not prime). Our insurance subsidiaries have been rated “A” (Strong) by Standard & Poor’s, which is the sixth highest of twenty-one rating levels, and “A” (Excellent) by A.M. Best, which is the third highest of fifteen rating levels. AXIS Specialty Bermuda, AXIS Re Ireland and AXIS Re U.S. are rated “A2” (Good) by Moody’s Investors Service, which is the sixth highest of 21 ratings. The objective of these ratings systems is to assist policyholders and to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. In addition, our $500 million of senior notes were assigned a senior unsecured debt rating of Baa1 (stable) by Moody’s Investors Service and BBB+ (stable) by Standard & Poor’s. Our Series A and B preferred shares are rated Baa3 (stable) by Moody’s Investors Service and BBB- by Standard and Poor’s. These ratings are subject to periodic review by, and may be revised downward or revoked, at the sole discretion of the rating agencies.

Administration

We outsource many administrative functions to third parties that can provide levels of expertise in a cost-efficient manner that we cannot replicate internally. Functions that we outsource or partially outsource include:

•       bulk contract processing and administration;

•       actuarial services;

•       internal audit and Sarbanes-Oxley 404 compliance;

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

Bermuda

As a holding company, AXIS Capital is not subject to Bermuda insurance regulations. However, the Insurance Act 1978 of Bermuda and related regulations, as amended (together, the “Insurance Act”), regulate the insurance business of our operating subsidiary in Bermuda, AXIS Specialty Bermuda, and provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. Insurance as well as reinsurance is regulated under the Insurance Act.

The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. The material aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. AXIS Specialty Bermuda, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. AXIS Specialty Bermuda is not licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that are not long-term business.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.

Independent Approved Auditor

Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of AXIS Specialty Bermuda, are required to be filed annually with the BMA. AXIS Specialty Bermuda’s independent auditor must be approved by the BMA and may be the same person or firm that audits AXIS Capital’s consolidated financial statements and reports for presentation to its shareholders.

Loss Reserve Specialist

As a registered Class 4 insurer, AXIS Specialty Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Annual Statutory Financial Return and Statutory Financial Statements

AXIS Specialty Bermuda is required to file with the BMA a statutory financial return no later than four months after its financial year end unless specifically extended upon application to the BMA. The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to an insurer’s shareholders under The Companies Act 1981 of Bermuda (the “Companies Act”).

Minimum Solvency Margin and Restrictions on Dividends and Distributions

Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as AXIS Specialty Bermuda, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. AXIS Specialty Bermuda is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

•       $100,000,000;

•       50% of net premiums written (being gross premiums written less any premiums ceded by AXIS Specialty Bermuda, but AXIS Specialty Bermuda may not deduct more than 25% of gross premiums written when computing net premiums written); and

•       15% of net losses and loss expense reserves.

AXIS Specialty Bermuda is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, AXIS Specialty Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. AXIS Specialty Bermuda is also prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the BMA, at least seven days before payment of such dividends, an affidavit stating that it will continue to meet the required margins.

AXIS Specialty Bermuda is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins. In addition, at any time it fails to meet its solvency margin, AXIS Specialty Bermuda is required, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Additionally, under the Companies Act, AXIS Capital and AXIS Specialty Bermuda may declare or pay a dividend, or make a distribution from contributed surplus, only if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers, like AXIS Specialty Bermuda. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are some categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Supervision and Investigation

The Insurance Act confers on the BMA wide-ranging powers in relation to the supervision and investigation of insurers.

Disclosure of Information

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require information from an insurer (or other persons) to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda. Under the Companies Act, the Minister of Finance has been given powers to assist a foreign Financial Regulator that has requested assistance in connection with inquires being carried out by it in the performance of its regulatory functions. The Minister’s powers include requiring a person to furnish him or her with information, to produce documents to him or her, to attend and answer questions and to give assistance in connection with inquiries.

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

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As “exempted” companies, AXIS Capital and AXIS Specialty Bermuda may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda, subject to some exceptions; (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in limited circumstances such as doing business with another exempted undertaking in furtherance of AXIS Capital’s business or AXIS Specialty Bermuda’s business (as the case may be) carried on outside Bermuda. AXIS Specialty Bermuda is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.

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

The Bermuda government actively encourages foreign investment in “exempted” entities like AXIS Capital and AXIS Specialty Bermuda that are based in Bermuda, but which do not operate in competition with local businesses. AXIS Capital and AXIS Specialty Bermuda are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the duration of work permits to between six and nine years, with specified exemptions for “key” employees. In March 2004, the Bermuda government announced an amendment to the immigration policy which expanded the categories of occupations recognized by the government as “key” and for which businesses are eligible to apply for holders of jobs in those categories to be exempt from the six to nine year term limits. The categories include senior executives (chief executive officers, presidents through vice presidents), managers with global responsibility, senior financial posts (treasurers, chief financial officers through controllers, specialized qualified accountants, quantitative modeling analysts), certain legal professionals (general counsels, specialist attorneys, qualified legal librarians and knowledge managers), senior insurance professionals (senior underwriters, senior claims adjustors), experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers/managers. All of our executive officers who work in our Bermuda office have obtained work permits.

United States

AXIS Capital has four operating insurance subsidiaries domiciled in the United States, which we refer to as the AXIS U.S. Subsidiaries.

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

Change of Control

Before a person can acquire control of a United States insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as: the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the management of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of the AXIS U.S. Subsidiaries, the insurance change of control laws of Connecticut, Illinois and New York would likely apply to such a transaction. While our bye-laws limit the voting power of any shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that a shareholder who owned 10% of our common shares did not control the applicable AXIS U.S. Subsidiary.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AXIS Capital, including transactions that some or all of the shareholders of AXIS Capital might consider to be desirable.

Terrorism Risk Insurance Act

On November 26, 2002, the Terrorism Risk Insurance Act (“TRIA”) was enacted. TRIA established a temporary Federal program that requires United States and other insurers writing specified commercial property and casualty insurance policies in the United States to make available in some policies coverage for losses resulting from terrorists’ acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage made available may not differ materially from the terms, amounts and other coverage limitations applicable to losses arising from events other than acts of terrorism. The program had been set to expire on December 31, 2005; however, on December 22, 2005, the President of the United States signed into law the Terrorism Risk Insurance Extension Act of 2005, which modified and extended the existing program.

Under TRIA, as amended, if an act is determined to be a covered terrorist act, then losses resulting from the act are ultimately shared among insurers, the federal government and policyholders. Generally, insurers must retain a defined deductible and 10% (15% in 2007) of losses above the deductible but can obtain reimbursement from the federal government for their covered losses in excess of those amounts, once certain aggregate industry loss triggers are met. An insurer’s deductible for 2006 is 17.5% of the insurer’s 2005 direct earned premiums on TRIA covered lines and for 2007 is 20% of the insurer’s 2006 direct earned premiums on TRIA covered lines. Total reimbursement by the federal government is limited to $100 billion each year, and no insurer that has met its deductible shall be liable for the payment of its portion of the aggregate industry insurer loss that exceeds $100 billion.

As amended, the entire TRIA program, including provisions authorizing Federal reimbursement of insurers and the requirement to make coverage available, will expire at the end of 2007 unless the Congress passes and the President signs legislation extending this program.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including: licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in some instances and approving premium rates in some instances. State insurance laws and regulations may require the AXIS U.S. Subsidiaries to file financial statements with insurance departments everywhere they are licensed or authorized or accredited to conduct insurance business, and their operations are subject to examination by those departments at any time. The AXIS U.S. Subsidiaries prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).

The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates or policy terms. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

State Dividend Limitations

New York.   Under New York law, the New York Superintendent of Insurance must approve any dividend declared or paid by AXIS Re U.S. that, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of 10% of AXIS Re U.S.’s statutory surplus as shown on its latest statutory financial statement on file with the New York Superintendent of Insurance, or 100% of AXIS Re U.S.’s adjusted net investment income during that period. New York does not permit a dividend to be declared or distributed, except out of earned surplus.

Connecticut.   Under Connecticut law, AXIS Specialty U.S. may not pay a dividend or make a distribution that exceeds the greater of 10% of AXIS Specialty U.S., statutory surplus as of December 31 of the preceding year, or the net income of AXIS Specialty U.S. for the twelve-month period ending December 31 of the preceding year, without the prior approval of the Connecticut Insurance Commissioner unless thirty days have passed after receipt by the Insurance Commissioner of notice of such payment without the Insurance Commissioner having disapproved of such payment. In addition, AXIS Specialty U.S. must report for informational purposes to the Insurance Commissioner all dividends and other distributions to security holders following the declaration and prior to payment. Connecticut only permits a dividend to be declared or distributed, either out of earned surplus or with prior regulatory approval.

Illinois.   Under Illinois law, AXIS Surplus U.S. and AXIS Insurance U.S. may not pay a dividend or make a distribution that exceeds the greater of 10% of the company’s surplus as of December 31 of the preceding year, or the net income of the company, for the twelve-month period ending December 31 of the preceding year, until thirty days after the Illinois Director of Insurance has received notice and the Director of Insurance has not disapproved of such payment or until the Director of Insurance has approved such payment within the thirty day period. In addition, AXIS

Surplus U.S. and AXIS Insurance U.S. must report to the Director of Insurance all dividends and distributions to shareholders following declaration and prior to payment. Illinois does not permit a dividend to be declared or paid, except out of earned surplus.

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

Risk-Based Capital Regulations

Connecticut and Illinois require that each domestic insurer report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit financial regulator authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. The New York Insurance Department requires domestic property and casualty insurers to report their risk-based capital. A bill is pending before the New York state legislature that would codify this regulatory requirement. Each of AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus U.S. and AXIS Insurance U.S. have risk-based capital in excess of the required levels.

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

Operations of AXIS Specialty Bermuda, AXIS Re Ireland, AXIS Specialty Ireland, AXIS Re Europe and AXIS Specialty London.

The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers that are not admitted to do business within such jurisdictions. AXIS Specialty Ireland (including its branch AXIS Specialty London) is authorized to write surplus lines business in 42 states in the United States and is in the process of applying for authorization to write surplus lines business in the remaining states. AXIS Specialty Bermuda, AXIS Re Ireland and AXIS Re Europe are not licensed or eligible to write business in the United States. We do not intend that AXIS Specialty

Bermuda, AXIS Re Ireland, AXIS Specialty Ireland, AXIS Re Europe and AXIS Specialty London maintain offices or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. Neither AXIS Specialty Bermuda nor AXIS Re Ireland are licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

Ireland

AXIS Specialty Ireland

AXIS Specialty Ireland is a non-life insurance company incorporated under the laws of Ireland. AXIS Specialty Ireland is subject to the regulation and supervision of the Irish Financial Services Financial Regulator (the “Irish Financial Regulator”) pursuant to the Irish Insurance Acts 1909 to 2000, regulations relating to insurance business and the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004 (together, the “the Insurance Acts and Regulations”). AXIS Specialty Ireland is authorized to undertake the business of non-life insurance in various classes of business.

As is normal in the case of insurance companies, when AXIS Specialty Ireland was authorized to write non-life insurance business, in addition to the obligations imposed on AXIS Specialty Ireland by the Insurance Acts and Regulations, the authorization was granted subject to certain conditions. The following are the main conditions that have been imposed:

•       AXIS Specialty Ireland must adhere to the business plan submitted in connection with its application for authorization unless otherwise agreed with the Irish Financial Regulator;

•       AXIS Specialty Ireland is not permitted to reduce the level of its capital without the consent of the Irish Financial Regulator;

•       AXIS Specialty Ireland may not make any dividend payments without the Irish Financial Regulator’s prior approval;

•       No intercompany loans may be made by AXIS Specialty Ireland without prior notification to and approval of the Irish Financial Regulator;

•       The management accounts of AXIS Capital must be submitted to the Irish Financial Regulator on a quarterly basis for the initial years of operation of AXIS Specialty Ireland;

•       AXIS Specialty Ireland must maintain a minimum solvency margin equal to 200% of the solvency margin laid down by the Insurance Acts and Regulations (and a solvency ratio of 50%); and

•       AXIS Specialty Ireland must file annual statutory insurance returns in the format prescribed by the European Communities (Non-Life Insurance Accounts) Regulations, 1995.

In addition to the above conditions, AXIS Specialty Ireland has agreed with the Irish Financial Regulator to limit the level of treaty reinsurance business that it underwrites.

European Passport.   Ireland is a member of the European Economic Area (the “EEA”), which comprises each of the countries of the European Union (the “EU”) and some additional countries. Ireland has adopted the EU’s Third Non-Life Insurance Directive (92/49/EEC) into Irish law. This directive introduced a single system for the authorization and financial supervision of non-life insurance companies by their home member state. Under this system, AXIS Specialty Ireland (as an Irish authorized insurance company) is permitted to carry on insurance business in any other EEA member state by way of freedom to provide services, on the basis that it has notified the Irish Financial Regulator of its intention so to do and subject to complying with such conditions as may be laid down by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the “general good”.

The Third Non-Life Directive also permits AXIS Specialty Ireland to carry on insurance business in any other EEA member state under the so called “freedom of establishment” rules. Under these rules, AXIS Specialty Ireland established a London branch in May 2003. The Irish Financial Regulator remains responsible for the authorization and financial supervision of the London branch. In addition, the London branch must comply with the “general good” requirements of the Financial Services Authority of the United Kingdom.

On the basis of the foregoing, in addition to being authorized to carry on non-life insurance business in Ireland, AXIS Specialty Ireland is also authorized to carry on non-life insurance business in all other EEA member states under freedom to provide services (and also, in the case of the United Kingdom, under freedom of establishment). However, AXIS Specialty Ireland is not licensed as an insurance company in any jurisdiction other than Ireland and the other EEA member states.

Qualifying Holding.   The Insurance Acts and Regulations require that anyone acquiring or disposing of a “qualifying holding” in an insurance company (such as AXIS Specialty Ireland), or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Financial Regulator of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital involving the “specified levels” to notify the Irish Financial Regulator. A “qualifying holding” means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the company becoming the acquiror’s subsidiary. Any person having a holding of 10% or more of the capital or voting rights of AXIS Capital would be considered to have an indirect holding in AXIS Specialty Ireland over the 10% limit. AXIS Specialty Ireland is required, at such times as may be specified by the Irish Financial Regulator, and at least once a year, to notify the Irish Financial Regulator of the names of persons possessing qualifying holdings and the size of such holdings.

Transactions with Related Companies.   The Insurance Acts and Regulations provide that prior to entering into any transaction of a material nature with a related company or companies (including, in particular, the provision of loans to and acceptance of loans from a related company or companies), AXIS Specialty Ireland must submit to the Irish Financial Regulator a draft of any contract or agreement that is to be entered into by AXIS Specialty Ireland in relation to the transaction. In addition, AXIS Specialty Ireland must notify the Irish Financial Regulator on an annual basis with respect to transactions with related companies in excess of  EUR 10,000.

Financial Requirements.   AXIS Specialty Ireland is required to maintain technical reserves calculated in accordance with the Insurance Acts and Regulations. Assets representing its technical reserves are required to cover AXIS Specialty Ireland’s calculated underwriting liabilities.

In addition to filing various statutory returns with the Irish Financial Regulator, AXIS Specialty Ireland is obligated to prepare annual accounts (comprising balance sheet, profit and loss account and notes) in accordance with the provisions of the European Communities (Insurance Undertakings: Accounts) Regulations, 1996 (the “Insurance Accounts Regulations”). The accounts must be filed with the Irish Financial Regulator and with the Registrar of Companies in Ireland.

Additionally, AXIS Specialty Ireland is required to establish and maintain an adequate solvency margin and a minimum guarantee fund, both of which must be free from all foreseeable liabilities. Currently, the solvency margin is calculated as the higher amount of a percentage of the annual amount of premiums (premiums basis) or the average burden of claims, generally for the last three years (claims basis). The amount of premiums or, as the case may be, claims is subject to a 50% increase in the case of certain types of liability business. As noted above with respect to the conditions attaching to AXIS Specialty Ireland’s authorization, AXIS Specialty Ireland is required to have a solvency margin significantly in excess of the prescribed minimum.

The amount of the minimum guarantee fund that AXIS Specialty Ireland is required to maintain is equal to one-third of the solvency margin requirement as set out above, subject to a minimum.

Regulatory Guidelines.   In addition to the Insurance Acts and Regulations, AXIS Specialty Ireland is expected to comply with guidelines issued by the Irish Financial Regulator in July 2001. The following are the most relevant guidelines:

•       All insurance companies supervised by the Irish Financial Regulator are obliged to appoint a compliance officer, who must carry out the duties and functions set forth in the guidelines;

•       All directors of insurance companies supervised by the Irish Financial Regulator are required to certify to the Irish Financial Regulator on an annual basis that the company has complied with all relevant legal and regulatory requirements throughout the year;

•       All insurance companies must adopt an appropriate asset management policy having regard to its liabilities profile;

•       All companies supervised by the Irish Financial Regulator must formulate a clear and prudent policy on the use of derivatives for all purposes and, furthermore, have controls in place to ensure that the policy is implemented;

•       Non-life companies supervised by the Irish Financial Regulator such as AXIS Specialty Ireland are required to provide an annual actuarial opinion as to the adequacy of their reserves; and

•       All insurance companies must have a reinsurance strategy approved by its board of directors that is appropriate to their risk profile.

Supervision and Investigation.   The Insurance Acts and Regulations confer on the Irish Financial Regulator wide-ranging powers in relation to the supervision and investigation of insurers.

AXIS Re Ireland

AXIS Re Ireland is a reinsurance company incorporated under the laws of Ireland. Under Irish law, as a general rule, a reinsurance company such as AXIS Re Ireland is required to maintain a minimum level of paid up share capital (currently approximately EUR 635,000).

AXIS Re Ireland was required to file a notification with the Irish Financial Regulator of its intention to carry on the business of reinsurance in Ireland. On an ongoing basis, AXIS Re Ireland is obliged to notify the Irish Financial Regulator of subsequent changes to the information contained in its notification no later than the end of the year in which such changes occur. Additionally, AXIS Re Ireland is obliged to prepare accounts in accordance with the Insurance Accounts Regulations and file the same with the Registrar of Companies in Ireland.

As a general matter, AXIS Re Ireland is not subject to the same level of regulation in Ireland as AXIS Specialty Ireland. However, the Insurance Acts and Regulations provide that the Irish Financial Regulator has the power to direct AXIS Re Ireland to cease writing business indefinitely or for a specified period for, among other grounds, inadequate capitalization, unsuitable directors and/or management or insufficient staff based in Ireland.

On November 16, 2005, European Union Directive 2005/68/EC on reinsurance was published (the “Reinsurance Directive”). Once implemented by EU member states, the Reinsurance Directive will introduce a single passport system for reinsurers similar to that which currently applies to direct insurers. This will mean that an EU reinsurer (such as AXIS Re Ireland) authorized by its home state supervisor (e.g. the Irish Financial Regulator) will be entitled to transact business anywhere in the EU either under the rules of “freedom of establishment” or under the “freedom of services” rules. Some key provisions of the Reinsurance Directive for reinsurers such as Axis Re Ireland include the following:

•       EU reinsurers will be required to limit their purposes to the business of reinsurance and related operations;

•       EU reinsurers will be obliged to establish adequate technical reserves to cover their reinsurance obligations and will be required to invest the assets covering their technical reserves and their equalization reserves (which are required in the case of credit reinsurance) in accordance with a prescribed set of rules;

•       EU reinsurers will be obliged to maintain a solvency margin consisting of the assets of the reinsurer “free of any foreseeable liabilities” less any intangible items;

•       One third of the required solvency margin will constitute a minimum guarantee fund, which must be not less than EUR 3.0 million; and

•       Member states of the EU will have a period of two years from the coming into force of the Reinsurance Directive in which to implement the Reinsurance Directive into their domestic law; however, the Irish Financial Regulator has stated that it intends to transpose the Directive into Irish law in early 2006.

The Reinsurance Directive provides that member states may allow EU reinsurers that were carrying on business before 10 December 2005 two years within which to comply with, inter alia, the requirements regarding establishment of technical provisions and reserves and relating to the solvency margin and the guarantee fund described above. However, the Irish Financial Regulator has embarked on a consultation process with industry on grandfathering requirements for existing reinsurers such as AXIS Re Ireland and its current thinking suggests that Irish reinsurers would be expected to comply with the requirements of the Reinsurance Directive regarding the establishment of technical provisions within six months of the Reinsurance Directive being transposed into Irish law. Furthermore, it is expected that Irish reinsurers would be required to comply with the solvency margin requirements and the investment rules described above within 12 months of the transposition of the Reinsurance Directive into Irish law.

All Irish reinsurers, including Axis Re Ireland, will be required to submit a Reinsurance Grandfathering Compliance Submission to the Irish Financial Regulator showing how they will comply with the new regulatory requirements. If Axis Re Ireland was not already in compliance or was unable to demonstrate that it had a compliance plan acceptable to the Irish Financial Regulator, then it might not be allowed by the Irish Financial Regulator to continue to carry on reinsurance business.

Other Irish Law Considerations.   As each of AXIS Specialty Ireland, AXIS Re Ireland and AXIS Ireland Holdings are companies which are incorporated in Ireland and which carry on business in Ireland, they are subject to the laws and regulations of Ireland. Some of the applicable restrictions and obligations contained in the Irish Companies Acts, 1963 to 2005 (the “Companies Acts”) are as follows:

•       Irish company law applies capital maintenance rules. In particular, each of AXIS Specialty Ireland, AXIS Re Ireland and AXIS Ireland Holdings is restricted to declaring dividends only out of “profits available for distribution.” Profits available for distribution are a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously utilized either by distribution or capitalization and such losses do not include amounts previously written-off in a reduction or reorganization of capital;

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

United Kingdom

Under United Kingdom law, a company may only transact insurance and/or reinsurance business upon authorization. AXIS Specialty Bermuda, AXIS Re Ireland and AXIS Specialty Ireland are not authorized to transact insurance and/or reinsurance business in the United Kingdom, except as otherwise described above in “Ireland—AXIS Specialty Ireland—European Passport.” However, AXIS Specialty Ireland has established a branch office in the United Kingdom that allows it to transact business in the United Kingdom.

Switzerland

In September 2003, AXIS Re Ireland established a branch in Zurich, Switzerland named AXIS Re Europe. The activities of this branch are limited to reinsurance so it is not required to be licensed by the Swiss insurance regulatory authorities.

Singapore

In October 2004, AXIS Specialty Bermuda established a representative office in Singapore. The activities of this office are limited to referring business to AXIS Specialty Bermuda, so it is not required to be licensed by the Singapore insurance regulatory authorities.

Employees

As of December 31, 2005, we had 441 employees (2004: 382). We believe that our employee relations are excellent. None of our employees is subject to a collective bargaining agreement.

Available Information

We file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NF., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as the Company) and the address of that site is (http://www.sec.gov).

Our Internet website address is http://www.axiscapital.com. Information contained in our website is not part of this report.

We make available free of charge, including through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Current copies of the Charter for each of our Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee, Finance Committee and Executive Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct, are available on our Internet website and are available, without charge, in print to any shareholder who requests it by contacting the Company’s Secretary at 106 Pitts Bay Road, Pembroke, Bermuda, HM 08.

ITEM 1A. RISK FACTORS

Risks Related to the Company

Our business, results of operations and financial condition could be materially adversely affected by losses related to Hurricanes Katrina, Rita and Wilma.

We have substantial exposure to losses resulting from natural disasters, including hurricanes. During the third and fourth quarters of 2005, Hurricanes Katrina, Rita and Wilma caused significant destruction in the Gulf Coast region of the United States. For the year ended December 31, 2005, our estimate of net losses and loss expenses from these hurricanes was $1,091.1 million. This estimate was derived from our insurance and reinsurance segments and was derived from a combination of the output of industry models, market share analyses, a review of in-force contracts and preliminary loss information from our clients, brokers and loss adjustors. If our actual losses from these hurricanes are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.

Credit agency ratings of our insurance companies and our securities have become an increasingly important factor in maintaining the competitive position of our insurance and reinsurance companies and are also important in establishing the market value of our securities. Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agencies. If our losses from Hurricanes Katrina, Rita or Wilma exceed our estimates, or if additional large loss events occur, our ratings could be revised downward or revoked, which could result in a substantial loss of business and a reduction in the market value of our securities. See “—Our operating subsidiaries are rated by rating agencies and a decline in these ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.”

We purchase reinsurance for our insurance and reinsurance operations in order to mitigate the volatility of losses upon our financial results. The occurrence of additional large loss events could reduce the reinsurance coverage that is available to us and could weaken the financial condition of our reinsurers, which could have a material adverse effect on our results of operations. See “—If we choose to purchase reinsurance, we may be unable to do so, and if we successfully purchase reinsurance, we may be unable to collect.”

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

Our results of operations and financial condition could be adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability and other natural or man-made disasters. In addition, we have written and intend to continue to write policies explicitly covering war, acts of terrorism and political risk. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. This volatility is compounded by accounting regulations that do not permit reinsurers to reserve for catastrophic events until they occur. Although we attempt to manage our exposure to such events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates. In addition, increases in the values and concentrations of insured property and demand surge caused by the frequency of events may generate more volatility in the level of losses from catastrophic events. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition and our ability to write new business.

If actual claims exceed our loss reserves, our financial results could be adversely affected.

Our results of operations and financial condition depend upon our ability to accurately assess the potential losses associated with the risks that we insure and reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. Our operating history is limited and our loss history is insufficient to allow us currently to extrapolate reserves directly for most of our lines of business. Instead, our current loss reserves are primarily based on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs of claims incurred. We utilize actuarial models and historical insurance industry loss development patterns to establish appropriate loss reserves, as well as estimates of future trends in claims severity, frequency and other factors. Establishing an appropriate level of loss reserves is an inherently uncertain process. Accordingly, actual losses and loss expenses paid will deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements. If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination and our net income will be reduced. If our net income is insufficient to absorb a required increase in our loss reserves, we would incur an operating loss and could incur a reduction of our capital.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our results of operations or financial condition.

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit the program size for each client on our insurance business and purchase reinsurance for many of our lines of business. In the case of proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We cannot be sure that any of these loss limitation methods will be effective and mitigate our loss exposure. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks may not be enforceable in the manner we intend. As a result of these risks, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations or financial condition.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. One recent example of an emerging claims and coverage issue is whether some of the substantial losses from recent hurricanes are the result of storm surge, which is sometimes covered by insurance, or flood, which is generally not covered. Another example of an emerging coverage and claims issue is larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance.

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

Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. We do not maintain key man life insurance policies with respect to our employees, except for our Chief Executive Officer and President, John R. Charman. On February 6, 2006, John R. Charman, our Chief Executive Officer and President informed us that he will retire on December 31, 2008. Andrew Cook, our Chief Financial Officer, notified us that he is leaving the Company effective April 1, 2006. Also, Carol S. Rivers, our General Counsel and Secretary, notified us that she is leaving the Company effective March 1, 2006. The Company has commenced a search for qualified individuals to succeed Mr. Cook and Ms. Rivers. There can be no assurance, however, that the Company will be successful in identifying, hiring or retaining successors on terms acceptable to the Company or on any terms.

Under Bermuda law, non-Bermudians, with some limited exceptions, may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government only upon showing that, after proper public advertisement in most cases, no Bermudian or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the duration of work permits to between six and nine years, with specified exemptions for “key” employees. If work permits are not obtained or renewed for our key executives in Bermuda, we could lose their services, which could adversely affect our ability to conduct our business.

Our operating subsidiaries are rated by rating agencies and a decline in these ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Our insurance subsidiaries have been rated “A” (Strong) by Standard & Poor’s, which is the sixth highest of twenty-one rating levels, and “A” (Excellent) by A.M. Best, which is the third highest of fifteen rating levels. AXIS Specialty Bermuda, AXIS Re Ireland and AXIS Re U.S. are rated “A2” (Good) by Moody’s Investors Service, which is the sixth highest of 21 ratings. Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agency. If our ratings are reduced from their current levels by any rating agency, our competitive position in the insurance and reinsurance industry would suffer, and it would be more difficult for us to market our products. A downgrade, therefore, could result in a substantial loss of business as insureds, ceding companies and brokers move to other insurers and reinsurers with higher ratings. In addition, we will be in default of our credit facility if any of our subsidiaries that are party to our credit facility fails to maintain a rating of at least B++ from A.M. Best.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc. including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation, Willis Group Holdings Ltd., and Benfield Group and provided 28.0%, 15.7%, 8.4%, and 6.0% (for a total of 58.1%), respectively, of our gross premiums written in the year ended December 31, 2005. These brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers pay these amounts over to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the insured or ceding insurer pays premiums for these policies to brokers for payment over to us, these premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with brokers with whom we transact business.

If we choose to purchase reinsurance, we may be unable to do so, and if we successfully purchase reinsurance, we may be unable to collect.

We purchase reinsurance for our insurance and reinsurance operations in order to mitigate the volatility of losses upon our financial results. A reinsurer’s insolvency, or inability or refusal to make payments under the terms of its reinsurance agreement with us, could have a material adverse effect on our business because we remain liable to the insured.

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. For example, following the occurrence of recent hurricanes, terms and conditions in the reinsurance markets generally became less attractive to purchasers of reinsurance. Accordingly, we may not be able to obtain our desired amounts of reinsurance. In addition, even if we are able to obtain such reinsurance, we may not be able to negotiate terms that we deem appropriate or acceptable or obtain such reinsurance from entities with satisfactory creditworthiness.

Our investment performance may affect our financial results and ability to conduct business.

Our funds are invested by several professional investment advisory management firms under the direction of our management in accordance with investment guidelines set by us. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover the liabilities. Investment losses could significantly decrease our asset base, thereby affecting our ability to conduct business. For the year ended December 31, 2005, $239.8 million, or 8.5% of our total revenues, was derived from our invested assets. This represented 266.3% of our net income available to common shares.

We may be adversely affected by interest rate changes.

Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive-instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Despite our mitigation efforts, a significant increase in interest rates could have a material adverse effect on our shareholders’ equity and a significant decrease in interest rates could have a material adverse effect on our investment income and results of operations.

In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2005, mortgage-backed securities constituted approximately 39.2% of our invested assets (assets under management by third party investment managers). As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of increasing interest rates, these investments are exposed to extension risk, which occurs when the holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully, the frequency and severity of catastrophic events and our ability to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. However, a significant portion of our gross premiums are written in currencies other than the U.S. dollar. A portion of our loss reserves and investments are also in non-U.S. currencies. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results.

We have some currency hedges in place to alleviate our potential exposure to volatility in foreign exchange losses. We currently are not aware of any material exposures to loss payments that will be paid in non-U.S. currencies. We intend to consider the use of additional hedges when we are advised of known or probable significant losses that will be paid in non-U.S. currencies. However, it is possible that we will not successfully structure those hedges so as to effectively manage these risks.

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

AXIS Specialty Bermuda.   AXIS Specialty Bermuda is a registered Class 4 Bermuda insurance and reinsurance company. Bermuda statutes and regulations and policies of the BMA require AXIS

Specialty Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. These statutes, regulations and policies may, in effect, restrict AXIS Specialty Bermuda’s ability to write insurance and reinsurance policies, to make some investments and to distribute funds to AXIS Capital. In addition, the offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States. Compliance with any new laws or regulations regulating offshore insurers or reinsurers could have a material adverse effect on our business.

AXIS U.S. Subsidiaries.   AXIS Re U.S. is organized in New York and is licensed to write certain lines of insurance and reinsurance in New York and elsewhere throughout the United States. AXIS Specialty U.S. is organized and licensed to write certain lines of insurance in Connecticut and AXIS Surplus U.S. and AXIS Insurance U.S. are organized and licensed to write certain lines of insurance in Illinois, and all are eligible to write certain lines of insurance in some other U.S. jurisdictions on an excess or surplus lines basis (AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus U.S. and AXIS Insurance U.S. are collectively referred to as the “AXIS U.S. Subsidiaries”). The AXIS U.S. Subsidiaries are subject to the laws and regulations of their respective states of domicile and other jurisdictions in which they are licensed or otherwise eligible to engage in business. These laws and regulations subject some affiliate transactions between such entities and other members of our holding company system to regulatory authority and require them to maintain minimum levels of capital, surplus and liquidity and comply with applicable risk-based capital requirements. In addition, they impose restrictions on the payment of dividends and distributions and in some cases require them to file insurance premium rates and policy forms. These rules and regulations may have the effect of restricting the ability of the AXIS U.S. Subsidiaries to write new business or distribute assets to AXIS Capital. The purpose of the state insurance laws and regulations is to protect U.S. insureds and U.S. ceding insurance companies, not shareholders. In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

AXIS Specialty Ireland.   AXIS Specialty Ireland is a non-life insurance company incorporated under the laws of Ireland and as such is subject to the regulation and supervision of the Irish Financial Regulator and Regulations. Without the consent of the Irish Financial Regulator, AXIS Specialty Ireland is not permitted to reduce the level of its capital, may not make any dividend payments, may not make intercompany loans and must maintain a minimum solvency margin. Additionally, AXIS Specialty Ireland has agreed with the Irish Financial Regulator to limit the level of reinsurance business that it writes. These rules and regulations may have the effect of restricting the ability of AXIS Specialty Ireland to write new business or distribute assets to AXIS Capital.

AXIS Re Ireland.   AXIS Re Ireland is a reinsurance company incorporated under the laws of Ireland. Under Irish law, a reinsurance company is required to maintain a minimum level of paid up share capital. As a general matter, AXIS Re Ireland is not currently subject to the same level of regulation in Ireland as AXIS Specialty Ireland. However, the Insurance Acts and Regulations provide that the Irish Financial Regulator has the power to direct AXIS Re Ireland to cease writing business indefinitely or for a specified period for, among other grounds, inadequate capitalization, unsuitable directors and/or management or insufficient staff based in Ireland. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

In addition, the European Commission has recently adopted a directive to establish a harmonized framework for reinsurance supervision in the EU. Once implemented by the various EU member states, the reinsurance directive will permit a reinsurer licensed in one EU member state, which has notified its “home state” regulator of its intention to do so, to carry on business in any other EU member state without requiring further authorization. The proposed new supervisory regime for reinsurers will be largely based on existing rules for direct insurers with some modifications. Upon implementation of the reinsurance directive by Ireland, expected to take place in early 2006, AXIS Re Ireland will be subject to more stringent regulatory requirements such as capitalization, maintenance of reserves, reserving policy, investment policy, solvency requirements and the filing of returns. If AXIS Re Ireland were unable to comply with these requirements, it would not be lawful for it to continue to carry on its business and it would have to cease operations. Differences in interpretation of the reinsurance directive in the period following implementation may make it more difficult for us to transact business across EU member states. Transacting business through the Zurich branch of AXIS Re Ireland may be particularly difficult as EU regulators and authorities may misunderstand the legal status of this branch.

Our inability to obtain the necessary credit could affect our ability to offer reinsurance in certain markets.

Neither AXIS Specialty Bermuda nor AXIS Re Ireland is licensed or admitted as an insurer in any jurisdiction other than Bermuda and Ireland, respectively. Because the U.S. and some other jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, our reinsurance clients typically require AXIS Specialty Bermuda and AXIS Re Ireland to post letters of credit or other collateral. Our credit facility is used to post letters of credit. However, if our credit facility is not sufficient or if we are unable to renew the credit facility or are unable to arrange for other types of security on commercially reasonable terms, AXIS Specialty Bermuda and AXIS Re Ireland could be limited in its ability to write business for some of our clients.

Our ability to pay dividends and to make payments on indebtedness may be constrained by our holding company structure and regulatory constraints.

AXIS Capital is a holding company and has no direct operations of its own. AXIS Capital has no significant operations or assets other than its ownership of the shares of its operating insurance and reinsurance subsidiaries, AXIS Specialty Bermuda, AXIS Re Ireland, AXIS Specialty Ireland, AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus U.S. and AXIS Insurance U.S. (collectively, our “Insurance Subsidiaries”). Dividends and other permitted distributions from our Insurance Subsidiaries are our primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and make distributions. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business and our ability to pay dividends and make payments on our indebtedness.

AXIS Capital is subject to Bermuda regulatory constraints that affect its ability to declare and pay dividends on its common shares and make other payments. Under the Companies Act, AXIS Capital may declare or pay a dividend or make a distribution out of contributed surplus only if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and issued share capital and share premium accounts.

Our founding shareholders and some of our directors may have conflicts of interest with us.

Our founding shareholders and some of our directors hold positions or engage in commercial activities with us or in competition with us, which may give rise to conflicts of interest. Of our directors, Mr. Charles Davis is a member and the Chief Executive Officer of Stone Point Capital LLC, Mr. Robert Friedman is a Senior Managing Director of The Blackstone Group, L.P., Mr. Thomas Forrester is the Chief Financial Officer of The Progressive Corporation and Mr. Frank Tasco is a director of Travelers Property Casualty Corp. Our directors have sponsored, and may in the future sponsor, other entities engaged in or intending to engage in insurance and reinsurance, some of which may compete with us. They have also entered into or may in the future enter into agreements with companies that may compete with us. We do not have any agreement or understanding with any of these parties regarding the resolution of potential conflicts of interest. We may not be in a position to influence any party’s decision to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in our shareholders’ best interests.

Our participation in a securities lending program subjects us to risk of default by the borrowers.

We participate in a securities lending program whereby our securities are loaned to third parties through a lending agent. The loaned securities are collateralized by cash, government securities and letters of credit in excess of the fair market value of the securities held by the lending agent. However, sharp changes in market values of substantial amounts of securities and the failure of the borrowers to honor their commitments, or default by the lending agent in remitting the collateral to us, could have a material adverse effect on our fixed maturity investments or our results of operations.

AXIS Capital is a Bermuda company and it may be difficult for you to enforce judgments against it or its directors and executive officers.

AXIS Capital is incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, some of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, it may not be possible to bring a claim in Bermuda against us or our directors and officers for violation of U.S. federal securities laws because these laws may have no extraterritorial application under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

We have been advised by Conyers Dill & Pearman, our Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as any experts named herein, or in any registration statement we file predicated upon the civil liability provisions of the U.S. federal securities laws or whether proceedings could be commenced in the courts of Bermuda against us or such persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Conyers Dill & Pearman that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there may be grounds upon which Bermuda courts will not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy.

Risks Related to Our Industry

We operate in a highly competitive environment.

The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international insurers and reinsurers and with Lloyds’ underwriting syndicates, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse effect on our growth and profitability.

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

The impact of the investigations into anti-competitive practices in the insurance industry and related lawsuits cannot be predicted and may have a material adverse effect on our business, results of operations and financial condition.

Our U.S. holding company has received subpoenas from the Office of the Attorney General of the State of New York seeking information regarding incentive commission agreements, fictitious and inflated quotes and related matters and conditioning direct insurance on the placement of reinsurance. In addition, our U.S. insurance companies have received subpoenas and requests for information from various state insurance regulators regarding these same matters. These inquiries are part of industry-wide investigations in these jurisdictions and we understand that officials from other jurisdictions in which we do business have also initiated investigations into similar matters. Accordingly, we may in the future receive additional subpoenas and requests for information. We are cooperating fully with the Attorney General of the State of New York and the other state regulators in their investigations and intend to cooperate fully with any future investigations. Responding to subpoenas and requests for information and cooperating with investigations is very costly and diverts management’s time and efforts away from our operations. In addition, we could be subject to civil and criminal actions, sanctions and penalties as a result of these investigations.

In addition, a purported shareholders class action lawsuit has been filed against us and some of our executive officers relating to the practices being investigated by the Attorney General of the State of New York and other state regulators. In re Axis Capital Holdings Ltd. Securities Litigation is pending in the United States District Court for the Southern District of New York and alleges securities violations in connection with the failure to disclose payments made pursuant to incentive commission arrangements and seeks damages in an unspecified amount. Furthermore, AXIS Surplus U.S., AXIS Re U.S. and AXIS Insurance U.S. are defendants in a putative class action lawsuit captioned In re Insurance Brokerage Antitrust Litigation. The lawsuit is pending in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and RICO violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. We believe that these lawsuits are completely without merit and intend to vigorously defend against them; however, additional similar lawsuits may be filed against us and if the plaintiffs were to prevail in any of these lawsuits we could be subject to substantial damages.

We are party to various legal proceedings generally arising in the ordinary course of our insurance and reinsurance businesses. We do not believe that the eventual outcome of any litigation or arbitration proceeding to which we are presently a party will have a material adverse effect on our business, results of operations or financial condition; however, every proceeding contains an element of uncertainty and if the plaintiffs were to prevail in some of these proceedings we could be subject to substantial damages.

Risks Related to Taxation

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given each of AXIS Capital and AXIS Specialty Bermuda an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to AXIS Capital, AXIS Specialty Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Our non-U.S. companies may be subject to U.S. tax that may have a material adverse effect on our results of operations.

AXIS Capital and AXIS Specialty Bermuda are Bermuda companies, AXIS Ireland Holdings, AXIS Re Ireland and AXIS Specialty Ireland are Irish companies and AXIS Specialty U.K. Holdings Limited (“AXIS U.K. Holdings”) is a U.K. company. We intend to manage our business so that each of these companies will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that any of AXIS Capital or its non-U.S. subsidiaries is/are engaged in a trade or business in the United States. If AXIS Capital or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business. If this were to be the case, our results of operations could be materially adversely affected.

Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

We intend to operate in such a manner so that none of our companies, other than AXIS U.K. Holdings, should be resident in the United Kingdom for tax purposes and that none of our companies, other than AXIS Ireland Holdings and AXIS Specialty Ireland, should have a permanent establishment in the United Kingdom. Accordingly, we expect that none of our companies other than., AXIS U.K. Holdings, AXIS Ireland Holdings and AXIS Specialty Ireland should be subject to U.K. tax. Nevertheless, because neither case law nor U.K. statutes conclusively define the activities that constitute trading in the United Kingdom through a permanent establishment, the U.K. Inland Revenue might contend successfully that any of our companies, in addition to AXIS U.K. Holdings, AXIS Ireland Holdings and AXIS Specialty Ireland, is/are trading in the United Kingdom through a permanent establishment in the United Kingdom and therefore subject to U.K. tax. If this were the case, our results of operations could be materially adversely affected.

Our non-Irish companies may be subject to Irish tax that may have a material adverse effect on our results of operations.

We intend to operate in such a manner so that none of our companies, other than AXIS Ireland Holdings, AXIS Re Ireland and AXIS Specialty Ireland, should be resident in Ireland for tax purposes and that none of our companies, other than AXIS Ireland Holdings, AXIS Re Ireland and AXIS Specialty Ireland, should be treated as carrying on a trade through a branch or agency in Ireland. Accordingly, we expect that none of our companies other than AXIS Ireland Holdings, AXIS Re Ireland and AXIS Specialty Ireland should be subject to Irish corporation tax. Nevertheless, since the determination as to whether a company is resident in Ireland is a question of fact to be determined based on a number of different factors and since neither case law nor Irish legislation conclusively defines the activities that constitute trading in Ireland through a branch or agency, the Irish Revenue Commissioners might contend successfully that any of our companies, in addition to AXIS Ireland Holdings, AXIS Re Ireland and AXIS Specialty Ireland, is resident in or otherwise trading through a branch or agency in Ireland and therefore subject to Irish corporation tax. If this were the case, our results of operations could be materially adversely affected.

If corporate tax rates in Ireland increase, our results of operations could be materially adversely affected.

Trading income derived from the insurance and reinsurance businesses carried on in Ireland by AXIS Specialty Ireland and AXIS Re Ireland is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various EU member states have, from time to time, called for harmonization of corporate tax rates within the EU. Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates in the EU. The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax until at least the year 2025. If, however, tax laws in Ireland change so as to increase the general corporation tax rate in Ireland, our results of operations could be materially adversely affected.

If investments held by AXIS Specialty Ireland or AXIS Re Ireland are determined not to be integral to the insurance and reinsurance businesses carried on by those companies, additional Irish tax could be imposed and our business and financial results could be materially adversely affected.

Based on administrative practice, taxable income derived from investments made by AXIS Specialty Ireland and AXIS Re Ireland is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the insurance and reinsurance businesses carried on by those companies. AXIS Specialty Ireland and AXIS Re Ireland intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the insurance and reinsurance businesses carried on by AXIS Specialty Ireland and AXIS Re Ireland. If, however, investment income earned by AXIS Specialty Ireland or AXIS Re Ireland exceeds these thresholds, or if the administrative practice of the Irish Revenue Commissioners changes, Irish corporation tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004 and November 2005 via a “Global Forum”, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

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

In connection with these inquiries, we conducted an internal investigation, led by outside counsel, to determine whether we engaged in any of the improper business practices that are the focus of the inquiries. This investigation was completed in August 2005 and uncovered no evidence indicating that we engaged in bid rigging, fictitious or inflated quotes or related matters or conditioning direct insurance on the placement of reinsurance. Consistent with long-standing and wide-spread industry practice, we have in the past entered into incentive commission arrangements with brokers; however, we have not entered into any of these arrangements with respect to business underwritten in 2005 or thereafter.

A purported shareholders class action lawsuit has been filed against us and some of our executive officers relating to the practices being investigated by the Attorney General of the State of New York and other state regulators. James Dolan v. AXIS Capital Holdings Limited, Michael A. Butt and John R.. Charman was filed on October 28, 2004 in the United States District Court, Southern District of New York. Robert Schimpf v. AXIS Capital Holdings Limited, Michael A. Butt, Andrew Cook and John R. Charman was filed on November 5, 2004 in the United States District Court, Southern District of New York. On April 13, 2005, these lawsuits were consolidated and are now known as In re AXIS Capital Holdings Ltd. Securities Litigation. On May 13, 2005, the plaintiffs filed an amended, consolidated complaint and added as defendants the managing underwriters and one of the selling shareholders in our secondary offering completed in March 2004. The lawsuit alleges securities violations in connection with the failure to disclose payments made pursuant to incentive commission arrangements and seeks damages in an unspecified amount. We believe that the lawsuit is completely without merit and intend to vigorously defend against it.

A putative class action lawsuit also has been filed against our U.S. insurance companies. In re Insurance Brokerage Antitrust Litigation was filed on August 1, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and RICO violations in connection the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. We believe that the lawsuit is completely without merit and intend to vigorously defend against it.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares, $0.0125 par value, are listed on the New York Stock Exchange under the symbol “AXS”.

The following table sets forth the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	High	Low
2004:
1st Quarter	$32.95	$27.75
2nd Quarter	$30.95	$26.58
3rd Quarter	$29.24	$23.27
4th Quarter	$27.53	$22.30

	High	Low
2005:
1st Quarter	$29.32	$26.21
2nd Quarter	$28.42	$25.23
3rd Quarter	$31.00	$25.49
4th Quarter	$31.77	$25.20

On February 10, 2006, the number of record holders of our common shares was 123. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

During the year ended December 31, 2004, we declared four regular quarterly dividends of $0.125 per share to all common shareholders of record on March 31, 2004,  June 30, 2004, September 30, 2004 and December 31, 2004. During the year ended December 31, 2005, we declared four regular quarterly dividends of $0.15 per share to all common shareholders of record on March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. The declaration and payment of future dividends will be at the discretion of our board of directors and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions, including those set forth in our credit facility.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, note 17 to the Consolidated Financial Statements included in this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the number of shares we repurchased in the quarter ended December 31, 2005.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs(b)
October	—	—	—	$150.0 million
November	45,007	$29.61	—	$150.0 million
December	92,126	$30.54	—	$150.0 million
Total	137,133	$30.24	—	$150.0 million

(a)           Comprises shares withheld to pay the exercise price upon the exercise of options, and to satisfy tax liabilities upon the vesting of restricted stock, awarded under our 2003 Long Term Equity Compensation Plan. These shares are not included in our repurchase program.

(b)          On March 14, 2005, we announced that our Board of Directors had approved the repurchase of up to $150 million of our common shares to be effected from time to time in open market or privately negotiated transactions. The repurchase program is authorized to continue until December 2006.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for the periods ended and as of the dates indicated. AXIS Specialty Bermuda was incorporated on November 8, 2001 and commenced operations on November 20, 2001. AXIS Capital was incorporated on December 9, 2002. On December 31, 2002, AXIS Specialty Bermuda and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer. In the Exchange Offer, the shareholders of AXIS Specialty Bermuda exchanged their shares for identical shareholdings in AXIS Capital. Following the Exchange Offer, AXIS Specialty Bermuda distributed all of its wholly-owned subsidiaries to AXIS Capital. The exchange offer represents a business combination of companies under common control and has been accounted for at historical cost. As a result, the consolidated financial information presented gives effect to the exchange of equity interests as though it occurred as of the inception date of AXIS Specialty Bermuda on November 8, 2001.

The selected income statement data for the years ended December 31, 2005, 2004, 2003 and 2002 and the period ended December 31, 2001 and the selected balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our audited Consolidated Financial Statements. Consolidated Financial Statements and Notes are presented under Item 8 of this report. These financial statements have been prepared in accordance with U.S. GAAP and have been audited by Deloitte & Touche, our independent registered public accounting firm.

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	Period Ended December 31, 2001(1)
	($ in thousands, except share and per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$3,393,885	$3,012,311	$2,273,645	$1,108,003	$26,746
Net premiums earned	2,553,683	2,028,397	1,436,230	536,850	1,884
Net investment income	256,712	152,072	73,961	71,287	4,763
Net realized (losses) gains	(16,912)	13,634	22,567	26,070	394
Net losses and loss expenses	2,051,129	1,246,244	734,019	229,265	963
Acquisition costs	337,383	280,568	186,297	91,200	195
General and administrative expenses	212,842	187,305	136,526	57,610	3,203
Interest expense	32,447	5,285	1,478	1,414	—
Net income available to commonshareholders	$90,061	$494,998	$532,350	$265,119	$2,680
Per Common Share Data:
Basic earnings per common share	0.63	3.24	3.69	1.96	0.03
Diluted earnings per common share	0.57	2.98	3.42	1.91	0.03
Dividends per common share	0.60	0.50	0.14	—	—
Basic weighted average common shares outstanding	143,225,774	152,553,677	144,262,881	135,442,240	105,103,400
Diluted weighted average common shares outstanding	157,523,952	165,875,823	155,690,763	138,480,623	105,103,400
Net loss and loss expense ratio(2)	80.3%	61.4%	51.1%	42.7%	51.1%
Acquisition cost ratio(3)	13.2%	13.8%	13.0%	17.0%	10.4%
General and administrative expense ratio(4)	8.3%	9.2%	9.5%	10.7%	170.0%
Combined ratio(5)	101.8%	84.4%	73.6%	70.4%	231.5%

	As at
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
	($ in thousands, except share and per share amounts)
Selected Balance Sheet Data:
Cash and cash equivalents	$1,280,990	$632,329	$605,175	$729,296	$761,670
Investments at fair market value	6,421,929	5,399,689	3,385,576	1,702,990	1,079,686
Total assets	11,925,976	9,038,285	5,172,273	2,948,321	1,877,773
Reserve for losses and loss expenses	4,743,338	2,404,560	992,846	215,934	963
Debt	499,046	498,938	—	—	—
Unearned premiums	1,760,467	1,644,771	1,143,447	555,962	24,862
Total shareholders’ equity	3,512,351	3,238,064	2,817,148	1,961,033	1,649,552
Per Share Data (based on U.S. GAAP balance sheet data):
Book value per common share(6)	$20.23	$21.20	$18.48	$14.19	$12.21

(1)             The financial information for this period reflects our results from November 8, 2001, the date of incorporation of AXIS Specialty Bermuda, to December 31, 2001.

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

(6)             Book value per common share is based on total common shareholders’ equity divided by common shares outstanding of 148,868,759 as of December 31, 2005, 152,764,917 as of December 31, 2004, 152,474,011 as of December 31, 2003, 138,168,520 as of December 31, 2002 and 135,122,688 as of December 31, 2001.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We underwrite insurance and reinsurance on a global basis. Our business currently consists of two distinct global underwriting platforms: AXIS Insurance and AXIS Re. We have three reportable operating segments: insurance, reinsurance and corporate. Our insurance segment is further sub-divided into two-sub segments: global insurance and U.S. insurance.

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

We believe that we are currently operating in a marketplace that, with appropriate risk selection, can offer favorable pricing and/or terms and conditions in our business segments. Following the wake of record catastrophe losses incurred by the industry in 2005, caused by Hurricanes Katrina, Rita and Wilma, we have experienced significantly improved pricing terms and conditions in our short tail lines of business. The most dramatic hardening, including major revisions of terms, conditions and structure, has occurred for business exposed to U.S. wind perils. This reflects the recalibration of catastrophe models and more disciplined underwriting, addressing assumptions regarding the potential for the frequency and severity of losses and increased capital requirements against loss scenarios. Despite the catastrophic events of the third and fourth quarters of 2005, the aviation line of business continues to experience severe pricing competition. This competition has resulted in our declining a substantial amount of aviation renewal business. This business is largely incepted in the fourth quarter of each year and subsequently earned over the course of the following year. For other short-tail insurance and reinsurance business outside of the U.S., and for casualty insurance and reinsurance lines of business globally, pricing, terms and conditions are broadly stable and at or above the level required to produce target returns. We expect that the aforementioned hardening in short-tail lines will continue throughout 2006 and impact the insurance and reinsurance markets more broadly due to the incorporation of catastrophe modeling changes in the industry, the impact of greater reinsurance costs on the competitive behavior of insurance companies, wider recognition of increased capital requirements and continued contraction of capacity for catastrophe-exposed business, despite new capital entering the industry.

We derive our revenues primarily from the sale of our insurance policies and reinsurance contracts. Insurance and reinsurance premiums are a function of the number and type of contracts we write, as well as prevailing market prices.

Renewal dates for our business segments depend upon the underlying line of business. For the majority of business in our insurance segment, gross premiums are written throughout the year. An exception to this is the business written in our aviation and aviation war accounts, which is predominantly written in the last quarter of the calendar year, and our property accounts for which two significant renewal dates are April 1 and July 1. For our reinsurance segment, a significant portion of our gross premiums is written in the first quarter of the calendar year, with the remainder primarily split between the second and third quarters.

Our premium income is supplemented by the income we generate from our investment portfolio. Our investment portfolio consists primarily of fixed income investments that are held as available for sale. Under U.S. GAAP, these investments are carried at fair market value and unrealized gains and losses on the investments are not included in our statement of operations. Rather, these unrealized gains and losses are included on our balance sheet in accumulated other comprehensive gain (loss) as a separate component of shareholders’ equity. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high-quality, diversified portfolio. The volatility of claims and the interest rate environment can affect the returns we generate on our investment portfolio.

Our expenses primarily consist of net losses and loss expenses, acquisition costs, general and administrative expenses and interest expense. Net losses and loss expenses are management’s best estimate of the ultimate cost of claims incurred during a reporting period. Many of our lines of business have loss experience characterized as low frequency and high severity, which may cause volatility in our results of operations from period to period. Also, we have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophic events. The incidence and occurrence of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. Although we attempt to manage our exposure to such events across the organization in a variety of ways, including transfer of risk to other reinsurers, a single catastrophic event could affect all of our business segments and the frequency or severity of a catastrophic event could exceed our estimates.

Acquisition costs relate to the fees, commissions and taxes paid to obtain business. We offset commissions received on ceded premiums against acquisition costs. Typically, acquisition costs are based on a percentage of the premium written and will vary by each line of business that we underwrite. Our commissions have included amounts accrued under incentive commission arrangements.  However, we have not entered into any such arrangements with brokers for 2005, or thereafter.

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

Interest expense consists of interest due on outstanding debt, the amortization of debt offering expenses and offering discounts and fees paid in respect of our credit facility. Prior to December 31, 2004, fees paid in respect of our credit facility were included in general and administrative expenses. Consequently, disclosures relating to prior periods have been restated to reflect this change.

Financial Measures

Our objective as an insurance and reinsurance company is to generate superior returns on capital that appropriately reward us for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. To achieve this objective, we must be able to accurately assess the potential losses associated with the risks that we insure and reinsure, to manage our investment portfolio risk appropriately, and to control acquisition costs and infrastructure throughout the organization. Four financial measures that are meaningful in analyzing our performance are return on common equity, book value per common share, combined ratio and underwriting income. Our return on common equity calculation is based on the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period. The combined ratio is a formula used by insurance and reinsurance companies to relate net premiums earned during a period to net losses and loss expenses, acquisition costs and general and administrative expenses during a period. Book value per common share is calculated by dividing common shareholders’ equity by the number of outstanding common shares at any period end. We consider return on common equity and book value per common share appropriate indicators of our returns to common shareholders. A combined ratio above 100% indicates that a company is incurring more in net losses and loss expenses, acquisition costs and general and administrative expenses than it is earning in net premiums. We consider the combined ratio an appropriate indicator of our underwriting performance, particularly given the relatively short tail orientation of our overall portfolio of risks. Underwriting income on a segment basis is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative expenses as expenses. Underwriting income is the difference between these revenue and expense items.

The following table details our key performance indicators:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	($ in thousands, except share and per share amounts)
Gross premiums written	$3,393,885	$3,012,311	$2,273,645
Net premiums earned	2,553,683	2,028,397	1,436,230
Net income available to common shareholders	90,061	494,998	532,350
Net loss and loss expense ratio	80.3%	61.4%	51.1%
Acquisition cost ratio	13.2%	13.8%	13.0%
General and administrative expense ratio	8.3%	9.2%	9.5%
Combined ratio	101.8%	84.4%	73.6%
Return on average common equity	2.9%	16.3%	22.3%
Book value per common share	$20.23	$21.20	$18.48

Because we have a limited operating history and are exposed to volatility in our results of operations, period to period comparisons of our results of operations may not be meaningful. In addition, the amount of premiums written with respect to any particular segment or line of business may vary from year to year as a result of changes in market conditions and our view of the long-term profit potential of individual lines of business.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes presented under Item 8 included in this report.

Acquisition History

On February 28, 2003, we completed the acquisition of Sheffield Insurance Corporation for $34.7 million and subsequently renamed it AXIS Surplus Insurance Company. At the time of purchase, Sheffield Insurance Corporation was licensed to write insurance in Illinois and Alabama and eligible to write surplus lines insurance in 39 states and the District of Columbia. In addition, we added a team of insurance professionals from Combined Specialty Group, Inc. In the first half of 2003, we acquired the renewal rights to a book of directors’ and officers’ liability insurance and related lines business written by the Financial Insurance Solutions (“FIS”) group of Kemper in exchange for an agreement to make an override payment. The override payment was based on a percentage of gross written premiums of all FIS accounts that we renewed. We purchased this company and agreed to acquire these rights as the foundation for commencing our U.S. insurance operations.

On August 1, 2005, we completed the purchase of Fireman’s Fund Insurance Company of Wisconsin for $28.5 million and subsequently renamed it AXIS Insurance Company (“AXIS Insurance U.S.”). At the time of purchase, Fireman’s Fund Insurance Company of Wisconsin was licensed in 46 states of the United States and the District of Columbia. The purchase of AXIS Insurance U.S. was made to expand our ability to write insurance on an admitted basis within the U.S.

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

Reserve for losses and loss expenses.   For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the reserve for losses and loss expenses, which we also refer to as loss reserves. Our loss reserves are established based upon our estimate of the total cost of claims that were reported to us but not yet paid, or case reserves, the costs of additional case reserves on claims reported to us but not considered to be adequately reserved, or ACR, and the anticipated cost of claims incurred but not reported, or IBNR.

For reported losses, we establish case reserves within the parameters of the coverage provided in our insurance or reinsurance contracts. With respect to our insurance operations, we are notified of insured losses by brokers and insureds and record a case reserve for the estimated amount of the ultimate expected liability arising from the claim. The estimate reflects the judgment of our claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

Our reinsurance business is predominantly short to medium tail in nature, which typically allows us to determine the ultimate loss experience within a relatively short period after a contract has expired. However, the reserving process for our reinsurance operations is more complicated than for our insurance operations. For reported losses, we generally establish case reserves based on reports received primarily from brokers and also from ceding companies. With respect to contracts written on an excess of loss basis, we typically are notified of insured losses on specific contracts and record a case reserve for the estimated amount of the ultimate expected liability arising from the claim. With respect to contracts written on a pro rata basis, we typically receive aggregated claims information and record a case reserve based on this information.

Following the occurrence of a reinsured loss, an insured notifies its insurance company which then reports the information to its reinsurer, generally via a broker. The period of time that elapses between the notification to the insurance company and the reinsurance company varies depending upon a number of factors such as: the type of business; whether the reinsurance is written on an excess of loss or proportional basis; the size of the loss; and whether the loss information is provided by brokers or cedants. Typically, the delay can vary from a few weeks to several months. In addition, as reinsurers, we do not separately evaluate each of the underlying risks assumed and, therefore, we rely upon our cedants’ underwriting, risk management and claims administration practices. These factors necessarily create a higher degree of uncertainty in establishing our estimate of loss reserves for our reinsurance operations than for our insurance operations.

In order to reflect this increased level of uncertainty in establishing our loss reserves, some of our underwriting, claims and reserving practices have been modified for our reinsurance business. In deciding whether to provide treaty reinsurance, we carefully review and analyze the cedant’s underwriting and risk management practices to ensure appropriate underwriting, data capture and reporting procedures. We also utilize an outsourced claims audit program that allows us to review a cedant’s claims administration to ensure that its claim reserves are consistent with reinsured exposures, are adequately established and are properly reported in a timely manner, and to verify that claims are being handled appropriately. For those losses where we receive contract-specific loss notifications, our claims department evaluates each notification and may record ACRs if claims are not considered to be adequately reserved. Where claims information is received in an aggregated form, our reinsurance contracts typically require that pre-defined large losses must be separately notified so that these losses can be adequately evaluated. As our independent actuaries reserve on a line of business basis, their actuarial methodology allows for reporting time lags when establishing ultimate loss and loss expenses for reinsurance business. In addition, because we have limited loss experience and insufficient claims development data to calculate credible trends, our independent actuaries use industry data when establishing ultimate loss and loss expenses for our reinsurance business.

Loss reserving for catastrophe events in our insurance and reinsurance businesses is an inherently uncertain process. When a catastrophe occurs, we review our exposures to determine which exposures will be impacted by the event. We contact brokers and clients to determine their estimate of involvement and the extent to which their programs are affected. We may also use computer modeling to estimate loss exposures under the actual event scenario. We currently use Risklink version 5.1 licensed by RMS, Classic/2 and CATRADER version 7.5 licensed by AIR and WORLDCAT Enterprise licensed by Eqecat. As part of the underwriting process, we obtain exposure data from our clients, so that when an event occurs we can run our models to produce an estimate of the losses incurred by clients on programs that we insure or reinsure. Typically, we derive our estimate for the losses from a catastrophic event by blending all of the sources of loss information available to us. This estimate is derived by the claims team and, where there are no reported case reserves, is known as “case IBNR”. For catastrophic events, there generally is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss expenses. Reserves are reviewed quarterly and as experience develops and additional information is known, the reserves are adjusted as necessary. Adjustments are reflected in the period in which they become known.

Our estimate of our ultimate loss and loss expenses is determined in consultation with Ernst & Young, who acts as our independent reserving actuary, and is based on generally accepted actuarial principles. The independent actuaries utilize various actuarial methodologies to arrive at a single point estimate for baseline ultimate loss and loss expenses. The selection of an actuarial methodology and the associated loss ratio is applied at a line of business level to determine the ultimate loss and loss expenses by line of business. The actuarial method is dependent upon characteristics specific to each line of business, including: the extent of company-specific loss experience, the maturity of the line of business and the type of coverage. The actuarial methods utilized include the Bornhuetter-Ferguson method, the initial expected loss ratio method and the chain ladder (“loss emergence”) method. The Bornhuetter-Ferguson method takes as a starting point an assumed ultimate loss and loss expense ratio developed by the actuaries and blends in the loss and loss expense ratio implied by the experience to date. The chain ladder method uses the historical development profile of incurred claims experience to project the more recent, less developed profile of claims experience and to generate ultimate loss and loss expenses. The initial expected loss ratio method estimates ultimate loss and loss expenses based on pricing information. Due to our limited loss experience, for most lines of business the independent actuaries utilize the Bornhuetter- Ferguson method to derive a single point estimate of baseline ultimate loss and loss expenses.

For our insurance segment, the assumed ultimate loss and loss expense ratios developed by the independent actuaries are based on benchmarks derived from the independent actuaries’ wider market experience together with our limited historical data. These benchmarks are then adjusted for rating increases and changes in terms and conditions that have been observed by the market and by us. For our reinsurance segment, the assumed ultimate loss and loss expense ratios are based on contract-by-contract initial expected loss ratios derived during pricing, together with benchmarks derived from the independent actuaries’ wider market experience. Under U.S. GAAP, we are not permitted to establish loss reserves until an event that gives rise to a loss occurs. Consequently, on some contracts that respond to highly visible, major loss events, we do not establish general IBNR, although in certain cases we are holding case IBNR where potential exposure has been identified.

Our independent actuaries apply loss and loss expense ratios to our earned premium to generate estimated baseline ultimate costs of the losses. From the estimated baseline ultimate costs of losses, we deduct paid losses and reported case reserves to generate our baseline IBNR. The estimated baseline ultimate costs of losses will almost certainly differ from our actual losses and loss expenses. The uncertainty surrounding our actual losses and loss expenses is greater for a company like ours that has a limited operating history and claims loss development patterns. In addition, our limited operating history and claims loss development patterns have necessitated the use of benchmarks in deriving our IBNR. These benchmarks could differ materially from our actual experience despite management’s and the independent actuaries’ care in selecting them.

To reduce some of this uncertainty, our independent actuaries perform, in conjunction with management, an analysis of additional factors to be considered when establishing our IBNR. These uncertainties are intended to compensate for our limited operating history and claims loss development patterns, which require the use of industry information that may not be indicative of our actual loss experience. As at December 31, 2005, we recorded additional IBNR for uncertainties relating to the timing of the emergence of claims. We anticipate that these uncertainties may vary over time. A combination of the baseline estimate of IBNR and the reserves for the additional uncertainties produces  a single point estimate that constitutes management’s and the actuaries’ best estimate of IBNR.

The following table provides a breakdown of reserves for losses and loss expenses by segment by type of exposure as of December 31, 2005, 2004 and 2003.

	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003
	($ in millions)
Property, marine, aviation and aerospace	$1,305.6	$694.5	$400.0
Terror, war risk and political risk	106.4	158.9	79.8
Professional lines and other specialty	88.7	28.5	1.9
Total—Global Insurance	$1,500.7	$881.9	$481.7
Property	$701.0	$301.8	$50.7
Liability and other specialty	401.7	198.6	72.0
Professional lines	460.7	260.2	101.0
Total—U.S. Insurance	$1,563.4	$760.6	$223.7
Catastrophe, property and other	$1,106.6	$517.8	$237.5
Professional lines	299.2	150.0	37.4
Credit and bond, motor and liability	273.4	94.3	12.5
Total—Reinsurance	$1,679.2	$762.1	$287.4
Total reserves for losses and loss expenses	$4,743.3	$2,404.6	$992.8

At December 31, 2005, our loss and loss expense reserves of $4,743.3 million included loss and loss expense reserves relating to Hurricanes Katrina, Rita and Wilma, which struck in September and October of 2005. These hurricanes produced record industry catastrophe losses and due to the extent of damage, the delay in adjusting losses in affected areas and the interpretation of coverage under insurance contracts, there is considerable uncertainty surrounding our net loss estimates. If our net loss and loss expense estimate of $1,019.1 million for these events was inaccurate by a factor of 5%, this would equate to a $51.0 million change in net loss reserves, which change would represent 56.6% of net income available to common shareholders and 1.5% of shareholders’ equity.

In estimating our non-hurricane related ultimate loss and loss expenses, our independent actuaries utilize actuarial methodologies that rely on the use of various assumptions. As of December 31, 2005, the key assumptions used by our actuaries were the establishment of initial expected loss ratios and the establishment of development factors. Both of these assumptions are largely based upon loss information, which may not be indicative of our actual loss experience. A 5% change in either of these loss assumptions would equate to 3.2% of our total loss reserves, which change would represent 171.1% of net income and 4.4% of shareholders’ equity. As of December 31, 2004, a 5% change in these assumptions would equate to 4.1% in our total loss reserves, which change would represent 20.1% of net income and 3.1% of shareholders’ equity.

The methodology of estimating loss reserves is reviewed each quarter to evaluate whether the assumptions made continue to be appropriate. Any adjustments that result from this review are recorded in the quarter in which they are identified.

Our reserving practices and the establishment of any particular reserve reflect management’s judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against us. No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.

Reinsurance Recoverable Balances.   Reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses and are presented net of a reserve for non-recoverability. As at December 31, 2005 and 2004, reinsurance recoverable balances were $1,518.1 million and $596.3 million, respectively. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.

Our ceded unpaid losses and loss expenses consist of two elements, those for reported losses and those for IBNR. Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties as the estimation of gross IBNR (see “Reserve for losses and loss expenses”). As of December 31, 2005 and 2004, ceded IBNR recoverable balances were $555.0 million and $355.5 million, respectively.

Although our reinsurance recoverable balances are derived from our determination of contractual provisions, the recoverability of such amounts may ultimately differ due to the potential for a reinsurer to become financially impaired or insolvent or for a contractual dispute over contract language or coverage. Consequently, we review our reinsurance recoverable balances on a quarterly basis to determine if there is a need to provide against non-recoverability. In performing this review, we use judgment in assessing the credit worthiness of our reinsurers and the contractual provisions of our reinsurance agreements. As at December 31, 2005 and 2004, we had a reserve for non-recoverability of $15.6 million and $3.2 million, respectively. In the event that the credit worthiness of our reinsurers were to deteriorate, actual uncollectible amounts could be significantly greater than our reserve for non-recoverability.

Premiums.   Our revenue is generated primarily by gross premiums written from our underwriting operations. The basis for the amount of gross premiums recognized varies by the type of contract we write.

For the majority of our insurance business, we receive a flat premium which is identified in the policy and which is recorded as unearned premium on the inception date of the contract. This premium will adjust only if the underlying insured values adjust. We actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable.

We also write business on a line slip basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Statement of Financial Accounting Standard No. 60 “Accounting and Reporting By Insurance Enterprises” requires that if the ultimate premium is reasonably estimable, the estimated ultimate premium should be recognized as revenue over the period of the contract. Although a premium estimate is not contractually stated for business written on a line slip basis, we believe that the premium is reasonably estimable because we receive an initial estimate of the expected premium written from the client via the broker. This estimate has been derived by reference to one or more of the following: the historical premium volume experienced by the line slip; historical premium volume of similar line slips; and industry information on the underlying business. We may, if we believe appropriate, adjust the initial estimates provided by the broker to reflect management’s best judgments and expectations. This is most likely where the underwriter believes that the estimate is not prudent. Under these circumstances, we will generally recognize as revenue a lower than advised premium written estimate. We actively monitor the development of actual reported premium to the estimates made; where actual reported premium deviates from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premium in the period in which the determination was made. During the years ended December 31, 2005, 2004 and 2003, line slip premiums accounted for 8%, 5% and 7%, respectively, of total gross premiums written.

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

For business written under a proportional contract, similar to our line slip business, we are able to reasonably estimate the premium written by reference to an initial estimate of expected ceded premium received from our clients. In most cases, the treaties are not new and the client can use historical experience to estimate the amount of premium. We may adjust the initial estimate of premium, and any adjustment is usually a result of the underwriter’s prior experience with a client. We actively monitor the development of actual premium data and, if an adjustment in the premium estimate is warranted, it will be recorded in the period during which the adjustment is determined. During the years ended December 31, 2005, 2004 and 2003, proportional premiums accounted for 15%, 10% and 7%, respectively, of total gross premiums written.

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

Derivative Contracts.   We have underwritten certain contracts that have been determined to meet the definition of a derivative under FAS 133, and are therefore recorded at their fair value. We generally determine fair value using a cash flow model developed by us that is dependent upon several factors, including estimated future default rates, credit spreads, changes in credit quality and future recovery rates. Installment premiums are also considered in the determination of discounted net cash flows. The change resulting from a movement in the fair value of such contracts is included in the statement of operations in other insurance related income. During the year ended December 31, 2005, all contracts that had been determined to meet the definition of a derivative expired.

Results of Operations

Years ended December 31, 2005 and 2004

Premiums.   Our gross written premiums increased $381.6 million, which was primarily generated by an increase in gross premiums written of $426.1 million by our reinsurance segment. This was largely due to new opportunities within our property book, an increase in reinstatement premiums following incurred losses from Hurricane Katrina and greater market penetration in Continental Europe.

The $146.3 million increase in premium ceded was largely due to an increase in the level of reinsurance purchased by our insurance segment. This was primarily a result of an increase in premiums written by U.S. insurance.

The $525.3 million increase in net premiums earned resulted primarily from our reinsurance segment, which reported an increase in net premiums earned of $469.6 million. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. Given net premiums written increased for 2005, our net premiums earned also increased.

Net Investment Income.   Net investment income increased by $104.6 million due to a combination of higher investment balances and higher investment yields. Net investment income consisted of $246.2 million of interest on cash and fixed maturity investments and $17.0 million of income from other investments, offset by $6.5 million of net investment expenses. Included in net investment income was $9.5 million of unrealized gains from other investments. Net investment income for the year ended December 31, 2004 consisted of $156.6 million of interest on cash and fixed maturity investments and $2.5 million of income from other investments, offset by $7.0 million of net investment expenses.

The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) increased by 0.5% to 3.9%. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

Net Realized Losses/Gains.   Net realized losses increased by $30.5 million. The increase was generated by a movement in net realized losses of $40.6 million offset by net realized and unrealized gains of $10.1 million from investment derivatives that we use to hedge foreign exchange risk in our investment portfolio. We invest our portfolio to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized gains (losses) from year to year. Some of our mortgage-backed securities are required to be classified as derivatives, and as such, included within net realized losses was $0.4 million in realized losses from these securities.

The total return for our invested assets for the year ended December 31, 2005 (calculated using beginning and ending market portfolio values, adjusted for external cash flows) was 2.3% versus 3.4% for the year ended December 31, 2004. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation. The decrease in total return was due to an increase in intermediate U.S. interest rates that negatively impacted the price of fixed income securities. For example, the generic 3 year treasury started the year with a yield of 3.22% and finished the year with a yield of 4.36%. This negative price return was, however, offset by a higher income return due to the rising interest rates.

Other Insurance Related Income/(Loss).   The decrease of $16.3 million in other insurance related income/loss was primarily due to the movement in the fair value of insurance contracts that meet the definition of derivatives. During the year ended December 31, 2005, all contracts accounted for as derivatives expired.

Net Losses and Loss Expenses.   The increase of $804.9 million in net losses and loss expenses was primarily generated by an increase in the level of hurricane related net losses and loss expenses. We incurred net loss and loss expenses of $1,019.1 million in the year ended December 31, 2005 relating to Hurricanes Katrina, Rita and Wilma compared to net losses and loss expenses of $266.3 million in the year ended December 31, 2004 relating to Hurricanes Charley, Frances, Ivan and Jeanne. Our loss ratio increased by 18.9 percentage points in the year ended December 31, 2005 compared to the year ended December 31, 2004.

In late August 2005, Hurricane Katrina caused widespread damage to homes and businesses in the six U.S. states of Louisiana, Mississippi, Alabama, Florida, Tennessee and Georgia. The following month Hurricane Rita struck Texas and Louisiana causing significant destruction in those areas. Both storms also passed through the oil and gas producing sector of the Gulf of Mexico causing extensive damage to fixed and mobile structures as well as significant disruption throughout the Gulf coast region. In late October 2005, Hurricane Wilma made several landfalls, with the most destructive effects felt in the Yucatán Peninsula of Mexico and the U.S. state of Florida.

The combination of the three hurricanes resulted in a record level of insured catastrophe losses for a given year, with Hurricane Katrina the largest insured event in history. The industry losses estimated by Risk Management Solutions, a risk modeling agency, currently stand at $40 billion to $60 billion for Hurricane Katrina, $4.0 billion to $7.0 billion for Hurricane Rita and $8.0 billion to $12.0 billion for Hurricane Wilma. The estimates as to the size of the industry loss vary significantly due primarily to the extent of damage, the delay in adjusting losses in the affected areas and the interpretation of coverage under insurance contracts.

Our total net loss and loss expenses for each hurricane within each of our operating segments was as follows:

	Year Ended December 31, 2005
Segment	Hurricane Katrina	Hurricane Rita	Hurricane Wilma	Total
	($ in thousands)
Global insurance	$190,642	$73,252	$24,733	$288,627
U.S. insurance	56,000	15,000	46,000	117,000
Total insurance	246,642	88,252	70,733	405,627
Reinsurance	476,750	35,250	101,500	613,500
Total	$723,392	$123,502	$172,233	$1,019,127

We have an extensive process for estimating our net loss and loss expenses from these hurricanes that begins before landfall. We run industry catastrophe models to generate a list of potentially impacted policies and determine an initial loss estimate, which is based on a combination of the output of the models as well as management’s experience and knowledge of our business. In the days and weeks following the event, we gather loss information from a numbers of sources, including our clients, brokers and loss adjustors. We focus on key accounts that we expect to be exposed to significant insured losses and then promptly follow with a review of all remaining accounts. During this period, we perform a detailed cross check of the modeled loss estimate with external loss information, and, where appropriate, also review these estimates against market share analyses of industry loss predictions. After losses are appraised by loss adjustors, we receive more robust and reliable reserve estimates. Eventually, the industry model estimates and non-modeled loss information are fully replaced by our own reported claims information. All loss advices, loss adjuster reports and any letter of credit requests are reviewed by our claims management team for accuracy and adequacy. Over a period of time, our loss and loss expense reserves are then converted into paid settlements.

With respect to Hurricanes Katrina and Rita, the majority of our estimate of loss and loss expenses is represented by actual amounts reported by our clients, brokers and loss adjustors. For Hurricane Wilma, our estimate of loss and loss expenses is currently in the early stages of estimation and is based on a blend of industry model outputs, management’s experience and actual reported losses.

With respect to Hurricane Wilma, there has been a delay in substantiating some of our initial estimates because insureds have focused on damages caused by Hurricanes Katrina and Rita.

During the year ended December 31, 2004, we incurred estimated net losses and loss expenses of $266.3 million from Hurricanes Charley, Frances, Ivan and Jeanne, which swept across the Caribbean and Southeastern United States in August and September 2004.

During the year ended December 31, 2005, we experienced favorable prior period development of $383.0 million, or 15.0 percentage points, compared with $181.7 million, or 9.0 percentage points, for the year ended December 31, 2004. This increase was largely due to favorable development on prior year loss and loss expense reserves in our global insurance sub-segment.

Acquisition Costs.   The acquisition cost ratio for the year ended December 31, 2005 was 13.2% compared to 13.8% for the year ended December 31, 2004. The decrease was principally the result of a reduction of $54.5 million in the amounts expensed under our incentive commission arrangements with brokers from 2004, following agreement as to the amounts due under such arrangements. Excluding incentive commissions, the acquisition cost ratio for the year ended December 31, 2005 increased to 13.7% compared to 11.7% for the year ended December 31, 2004. This was primarily due to a change in our business mix with a higher percentage of net earned premiums generated by our reinsurance segment, which has a higher acquisition cost ratio. For the year ended December 31, 2005, 52.9% of our net earned premiums was generated by our reinsurance segment compared to 43.5% for the year ended December 31, 2004.

At December 31, 2005, we had two remaining incentive commission arrangements with brokers from 2004 that had yet to be resolved. Although we have accrued our best estimate of the amounts due under these arrangements, given the uncertainties that exist surrounding the calculation and payment of these incentive commissions, our estimates are subject to change. Any changes in the estimate are recorded during the period in which the change is identified. We have not entered into any incentive commission arrangements with brokers for business underwritten in 2005 and, therefore, have not accrued any fees regarding these arrangements for the year ended December 31, 2005. The level of commissions charged in 2005 by brokers has generally remained consistent with prior periods.

General and Administrative Expenses.   The $25.5 million increase in general and administration expenses was generated principally by an increase in compensation costs due primarily to an increase in headcount from the continued expansion of operations in the U.S. The general and administrative expense ratio for the year ended December 31, 2005 was 8.3% compared to 9.2% for the year ended December 31, 2004. The decrease was primarily due to an increase in net premiums earned.

Foreign Exchange.   Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the year ended December 31, 2005, we experienced a foreign exchange loss of $54.1 million, compared to an exchange gain of $14.5 million for the year ended December 31, 2004. The loss was principally attributable to the decline of the Euro against the U.S. dollar and an increase in our asset balances denominated in Euros following an increase in the level of gross premiums written in this currency in our reinsurance segment.

Interest Expense.   The increase of $27.2 million was primarily due to the issuance of our senior unsecured debt in November 2004, which bears interest at 5.75% per annum. Interest expense consists of interest due on outstanding debt, the amortization of debt offering expenses and offering discounts, and fees relating to our credit facility.

Income Tax.   The increase of $0.6 million in the income tax expense was primarily attributable to the generation of additional taxable income in our U.S. subsidiaries.

Preferred Dividends.   The increase of $4.4 million was due to the dividends on our 7.25% Series A preferred shares that we issued in October 2005.

Years ended December 31, 2004 and 2003

Premiums.   Our gross premiums written increased by $0.7 billion; of this increase, 57.6% was generated by our reinsurance segment and 42.4% by our insurance segment. The increase in gross premiums written in our reinsurance segment was primarily driven by our expansion into continental Europe in November 2003, greater market penetration and our ability to participate fully in the first quarter’s renewal season. The increase in gross premiums written in our insurance segment was primarily driven by greater market penetration and new lines of business. We expect the mix of business within and between our segments to change over time based on market conditions and our view of the long term profit potential of individual lines of business.

Premiums ceded increased by $223.4 million. The increase was generated by our insurance segment where we purchase reinsurance to reduce our exposure to risk of loss on some lines of business.

Net premiums earned increased by $0.6 billion. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written in all of our segments for the year ended December 31, 2004 compared to the year ended December 31, 2003, our net premiums earned increased.

Net Investment Income.   Net investment income for the year ended December 31, 2004 increased by $78.1 million due to a combination of higher investment balances and higher investment yields. Net investment income consisted primarily of interest on fixed income securities that was partially offset by net investment expenses of $7.0 million for the year ended December 31, 2004 compared with $5.8 million for the year ended December 31, 2003. The higher expenses were a result of an increase in our assets managed by external portfolio managers offset by securities lending income.

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

Net Realized Gains.   Net realized gains decreased by $9.0 million. We invest our portfolios to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolios. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter. Some of our mortgage-backed securities are required to be classified as derivatives; included within net realized gains was $0.3 million in realized gains associated with these securities.

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

Other Insurance Related Income.   The decrease of $13.7 million related to the movement in the fair value of our insurance and reinsurance contracts that met the definition of a derivative.

Net Losses and Loss Expenses.   Net losses and loss expenses increased by $512.2 million. The net loss and loss expense ratio for the year ended December 31, 2004 was 61.4% compared to 51.1% for the year ended December 31, 2003. The increase in net losses and loss expenses and the net loss and loss expense ratio was primarily driven by an active hurricane season. We incurred net losses and loss expenses of $266.3 million from Hurricanes Charley, Frances, Ivan and Jeanne, which swept across the Caribbean and Southeastern United States in August and September 2004. Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. As at December 31, 2004, the Company had $61.1 million included within our net IBNR specifically for the hurricane losses. During the year ended December 31, 2003, we did not experience a major loss as a result of hurricane activity. The impact of the hurricane-related losses was partially mitigated by favorable prior period development of $181.7 million, or 9.0 percentage points, compared to $55.8 million, or 3.9 percentage points, for the year ended December 31, 2003.

Acquisition Costs.   Acquisition costs increased by $94.3 million, primarily a result of the increase in the volume of gross premiums earned. The acquisition cost ratio for the year ended December 31, 2004 was 13.8% compared to 13.0% for the year ended December 31, 2003. This increase resulted primarily from an increase in the acquisition cost ratio from our insurance segment.

General and Administrative Expenses.   General and administrative expenses increased by $50.8 million, primarily driven by the establishment and expansion of operations in Europe and the U.S. In addition, we incurred $3.8 million of fees in connection with our preparation for compliance with section 404 of the Sarbanes-Oxley Act of 2002. Following the adoption of Financial Accounting Standard No. 148, we began to expense stock options and stock awards over the vesting period using the fair value method. For the year ended December 31, 2004, we expensed $17.3 million compared to $8.5 million for the year ended December 31, 2003. The general and administrative expense ratio for the year ended December 31, 2004 was 9.2% compared to 9.5% for the year ended December 31, 2003. The decrease in the ratio was caused by an increase in the volume of net premiums earned.

Foreign Exchange.   Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the year ended December 31, 2004, we experienced a gain of $14.5 million compared to a gain of $32.2 million for the year ended December 31, 2003. While the Euro and Sterling appreciated by 7.6% and 7.4%, respectively, in 2004, these increases were less than the appreciation experienced by these currencies in 2003 and, therefore, our gains were less than in 2003.

Interest Expense.   The increase of $3.8 million was due to the issuance of senior unsecured debt in November 2004, which bears interest at a rate of 5.75% per annum. Interest expense consists of interest due on outstanding debt, the amortization of debt offering expenses and offering discounts and fees relating to our credit facility.

Income Tax Expense.   The increase of $6.1 million was due to an increase in the level of taxable income generated by our European subsidiaries.

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

Global insurance operates from offices based in Bermuda and Europe and provides specialty lines coverage predominantly through the London broker network with product lines comprising property, marine, terrorism and war risk, aviation and aerospace, political risk and professional lines and other specialty risks.

U.S. insurance operates through offices throughout the U.S., provides coverage through a variety of channels in the U.S., and covers predominantly U.S. exposures. The product lines are property, professional lines, liability and other specialty and are offered through wholesale brokers, retail brokers and managing general agents and underwriters. Many of our property and casualty insurance products are for nonstandard and complex risks. U.S. insurance has the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted, or surplus lines basis, with flexibility in forms and rates not filed with state insurance regulators. Having access to non-admitted carriers provides the pricing flexibility needed to write non-standard coverage.

Years ended December 31, 2005 and December 31, 2004

The following table summarizes the underwriting results and ratios for the insurance segment for the years ended December 31, 2005 and 2004:

	Years ended
	December 31, 2005	December 31, 2004	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$1,875,017	$1,919,563	$(44,546)	(2.3)%
Net premiums written	1,167,767	1,363,285	(195,518)	(14.3)%
Net premiums earned	1,201,549	1,145,853	55,696	4.9%
Other insurance related (loss) income	(5,085)	10,264	(15,349)	(149.5)%
Expenses:
Net losses and loss expenses	(882,807)	(686,470)	(196,337)	(28.6)%
Acquisition costs	(119,000)	(135,732)	16,732	12.3%
General and administrative expenses	(117,703)	(106,534)	(11,169)	10.5%
Underwriting income	$76,954	$227,381	$(150,427)	(66.2)%
Ratios:
Net loss and loss expense ratio	73.5%	59.9%	13.6%
Acquisition cost ratio	9.9%	11.8%	(1.9)%
General and administrative expense ratio	9.8%	9.3%	0.5%
Combined ratio	93.2%	81.0%	12.2%

Premiums.   The decrease in gross premiums written was due to a decrease of $234.2 million in gross premiums written in global insurance that was partially offset by an increase of $189.7 million in gross written premiums in U.S. insurance.

The table below shows gross premiums written in global insurance by line of business for the years ended December 31, 2005 and 2004:

	Years ended
	December 31, 2005	December 31, 2004	Change	% Change
	($ in thousands)
Property	$203,258	$249,200	$(45,942)	(18.4)%
Marine	162,893	177,592	(14,699)	(8.3)%
Terrorism and War Risk	190,139	318,887	(128,748)	(40.4)%
Aviation and Aerospace	87,421	175,829	(88,408)	(50.3)%
Political Risk	128,904	125,448	3,456	2.8%
Professional Lines and Other Specialty	88,483	48,372	40,111	82.9%
Total	$861,098	$1,095,328	$(234,230)	(21.4)%

The decrease in gross premiums written in global insurance was primarily due to a significant reduction in the level of aviation and aviation war renewal business written during the fourth quarter of 2005, which is the primary renewal period for this business. This was due to deterioration in the pricing environment, which resulted in fewer risks meeting our underwriting criteria. Consequently, gross premiums written in our aviation and aerospace line of business decreased by $77.5 million compared to 2004. Our aviation and aerospace line of business was also impacted by our decision to reduce our exposure to satellite business, which led to a $10.2 million decrease in gross premiums written. Our terrorism and war risk line of business decreased by $128.7 million, of which $106.5 million was a decrease in aviation war business and of which $17.2 million was a decrease in terrorism business. The decrease in terrorism business was primarily due to a deterioration in the pricing environment, which resulted in fewer risks meeting our underwriting criteria, and also due to several contracts written in 2004 not being renewed in 2005 because of the non-recurring nature of events covered by this business.

Our global insurance property account experienced a decrease in the level of gross premiums written due primarily to the non-renewal of a significant number of contracts where pricing did not meet our underwriting criteria. The increase in our professional lines and other specialty business was due to the addition of a London market-based professional lines underwriting team in early 2004. In addition, in mid-2005 we secured a new specialty program that generated $13.0 million of gross premiums written.

The table below shows gross premiums written in U.S. insurance by line of business for the years ended December 31, 2005 and 2004:

	Years ended
	December 31, 2005	December 31, 2004	Change	% Change
	($ in thousands)
Property	$366,578	$322,302	$44,276	13.7%
Professional Lines	285,168	272,224	12,944	4.8%
Liability	343,635	229,562	114,073	49.7%
Other Specialty	18,538	147	18,391	nm
Total	$1,013,919	$824,235	$189,684	23.0%

nm—not meaningful

The increase in gross premiums written in U.S. insurance was driven by growth across all lines of business.

The increase in our U.S. liability account was primarily due to additional umbrella and excess liability gross premiums written of $50.9 million following our decision to target this class of business and increase the number of dedicated underwriters. In addition, we wrote $13.7 million of new specialty program liability business, which primarily covers recreational marine watercraft risk. These increases were offset by a $9.0 million decrease on our primary casualty account, principally the result of an increasingly competitive pricing environment. The increase in our property account was largely driven by an increase of $34.7 million in premiums generated by our specialty program business and an increase in our inland marine business due to an increase in the number of dedicated underwriters. The increase in our other specialty account was due to the fact that we began to underwrite this class of business in late 2004; consequently, the year ended December 31, 2005 includes a full year of gross premiums written. The increase in gross premiums written in our professional lines business was driven primarily by an increase of $63.5 million in errors and omissions insurance. This was primarily due to the new appointment of a managing general underwriter effective January 1, 2005.

Premiums ceded increased by $151.0 million. Premiums ceded for U.S. insurance increased by $101.7 million. The ratio of premiums ceded to gross premiums written in U.S. insurance was 48.9% for the year ended December 31, 2005 and 47.8% for the year ended December 31, 2004. During the year ended December 31, 2005, however, we increased our net retention on our professional lines book, the impact of which was offset by an increase in the reinsurance ceded on our property book. This was due to two factors: first, an increase in the cost following the renewal of our reinsurance in May 2005; and second, reinstatement premiums due on hurricane losses ceded to reinsurers. Premiums ceded in global insurance increased by $49.3 million due primarily to reinstatement premiums due on hurricane losses ceded to reinsurers.

The following table shows the derivation of net premiums earned in our insurance segment for the years ended December 31, 2005 and 2004:

	Years ended
	December 31, 2005	December 31, 2004	Change	% Change
	($ in thousands)
Gross premiums earned	$1,889,819	$1,602,419	$287,400	17.9%
Ceded premiums amortized	(688,270)	(456,566)	(231,704)	(50.7)%
Net premiums earned	$1,201,549	$1,145,853	$55,696	4.9%

Gross premiums are earned over the period of the insured risks, which is generally one to two years. Despite the fall in gross premiums written in 2005, our gross premiums earned increased as we continued to earn premiums written in prior years from risk attaching or multi-year policies.

Ceded premiums are amortized over the contract term. Ceded premiums amortized for U.S. insurance increased by $125.0 million to $464.7 million for the year ended December 31, 2005 due to an increase in gross premiums earned in the year. The ratio of ceded premiums amortized to gross premiums earned was 50.6% for the year ended December 31, 2005 compared to 49.3% for the year ended December 31, 2004. Ceded premiums amortized in global insurance increased by $106.7 million for the year primarily due to a portion of ceded premiums being fully amortized following the exhaustion of reinsurance protection on some contracts following Hurricanes Katrina, Rita and Wilma.

Other Insurance Related (Loss) Income.   Other insurance related loss primarily related to the movement in the fair value of our insurance contracts that meet the definition of derivatives. These contracts typically insure a portfolio of sovereign debt securities against the risk of default. During the year ended December 31, 2005, all contracts accounted for as derivatives expired.

Net Losses and Loss Expenses.   The increase in the loss and loss expense ratio was primarily due to an increase in the level of hurricane related net incurred loss and loss expenses.

The net loss and loss expense ratio for global insurance was 65.9% for the year ended December 31, 2005 compared to 56.7% for the year ended December 31, 2004. The increase was due to the impact of Hurricanes Katrina, Rita and Wilma from which we incurred estimated net loss and loss expenses of $288.6 million, or 38.6 percentage points. During the year ended December 31, 2004, we incurred estimated net loss and loss expenses of $50.3 million, or 6.3 percentage points, in respect of Hurricanes Charley, Frances, Ivan and Jeanne.

The losses from Hurricanes Katrina and Rita were primarily generated from our onshore property and offshore energy business within our property and marine books of business following property damage and business interruption claims. Our gross loss and loss expenses estimates were $428.0 million and $175.0 million for Hurricanes Katrina and Rita, respectively, and were primarily based on loss information received from our clients, brokers and loss adjustors. Our losses with respect to Hurricane Wilma were primarily derived from our property book. Our gross loss and loss expenses estimate of $25.0 million was primarily derived from a review of our in-force contracts and preliminary loss information from our clients, brokers and loss adjustors in combination with the output of industry models. Actual losses from these hurricanes may differ materially from our estimates of loss and loss expenses. Our gross loss and loss expenses estimates were reduced by reinsurance recoveries, primarily from excess of loss reinsurance contracts, by $234.7 million on Hurricane Katrina, $101.7 million on Hurricane Rita and $0.3 million on Hurricane Wilma.

During the year ended December 31, 2005, we experienced favorable development in prior year loss and loss expense reserves of $242.3 million, or 32.4 percentage points, compared to $92.5 million, or 11.6 percentage points, for the year ended December 31, 2004. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. This method takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. Given our limited operating history, our initial expected loss and loss expense ratios have primarily been based on industry data; however, in 2005, as loss experience continued to emerge from prior years, we began to utilize our own specific loss information in establishing initial net loss and loss expense ratios on short tail lines of business.

The net loss and loss expense ratio for U.S. insurance was 86.0% for the year ended December 31, 2005 compared to 67.2% for the year ended December 31, 2004. The increase was due to the impact of Hurricanes Katrina, Rita and Wilma from which we incurred net loss and loss expenses of $117.0 million, or 25.8 percentage points. During the year ended December 31, 2004, we incurred net loss and loss expenses of $46.8 million, or 13.4 percentage points, in respect of Hurricanes Charley, Frances, Ivan and Jeanne.

The losses from these hurricanes were generated from our property book of business. Our estimates of gross loss and loss expenses were $350.0 million, $50.0 million and $121.0 million for Hurricanes Katrina, Rita and Wilma, respectively. Our estimate of our gross loss and losses expenses on Hurricanes Katrina and Rita were primarily based upon loss information received from our clients, brokers and loss adjustors. Our estimate on Hurricane Wilma was based upon a combination of the output of industry models, a review of our in-force contracts and preliminary loss information from our clients, brokers and loss adjustors. Actual losses from these hurricanes may differ materially from our estimates of loss and loss expenses. U.S. insurance purchases significant reinsurance protection on a per risk and excess of loss basis, which reduced our gross losses by $294.0 million in respect of Hurricane Katrina, $35.0 million in respect of Hurricane Rita and $75.0 million in respect of Hurricane Wilma.

During the year ended December 31, 2005, we experienced favorable prior year development on our property business of $26.4 million, or 5.8 percentage points, compared to $14.3 million, or 4.1 percentage points, during the year ended December 31, 2004.

Acquisition Costs.   The decrease in the acquisition cost ratio was driven by a decrease in the acquisition cost ratio of global insurance.

Acquisition costs in global insurance were $97.9 million, or 13.1% of net premiums earned, for the year ended December 31, 2005 compared to $125.0 million, or 15.7% of net premiums earned, for the year ended December 31, 2004. This decrease was primarily the result of a reduction of $27.4 million in amounts expensed under incentive commission arrangements with brokers for 2004 and an increase in ceded amortization costs as a result of fully amortizing an additional $68.1 million of ceded premium following the 2005 hurricanes. Excluding these factors, the acquisition cost ratio remained consistent at 12.1% for the year ended December 31, 2005 compared to 12.3% in the prior year.

U.S. insurance acquisition costs were $21.1 million, or 4.7% of net premiums earned, for the year ended December 31, 2005 compared to $10.8 million, or 3.1% of net premiums earned, for the year ended December 31, 2004. The ratio was impacted by a reduction of $17.4 million in the amounts expensed under incentive commission arrangements with brokers for 2004. Excluding the incentive commissions, the acquisition cost ratio was 5.5% for the year ended December 31, 2005 compared to (0.9%) for the year ended December 31, 2004. The increase was primarily due to a change of business mix with a higher percentage of premiums derived from our specialty program business, which has a higher level of acquisition costs. We expect acquisition costs to increase as our specialty program business continues to grow.

General and Administrative Expenses.   Our general and administrative expenses ratio was consistent with the prior year.

Years ended December 31, 2004 and December 31, 2003

The following table summarizes the underwriting results and ratios for the insurance segment for the years ended December 31, 2004 and December 31, 2003:

	Years ended
	December 31, 2004	December 31, 2003	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$1,919,563	$1,606,559	$313,004	19.5%
Net premiums written	1,363,285	1,254,008	109,277	8.7%
Net premiums earned	1,145,853	931,591	214,262	23.0%
Other insurance related income	10,264	24,467	(14,203)	(58.0)%
Expenses:
Net losses and loss expenses	(686,470)	(496,450)	190,020	38.3%
Acquisition costs	(135,732)	(102,103)	33,629	32.9%
General and administrative expenses(1)	(106,534)	(34,386)	72,148	209.8%
Underwriting income	$227,381	$323,119	$(95,738)	(29.6)%
Ratios:
Net loss and loss expense ratio	59.9%	53.3%	6.6%
Acquisition cost ratio	11.8%	11.0%	0.8%
General and administrative expense ratio(1)	9.3%	3.7%	5.6%
Combined ratio(1)	81.0%	68.0%	13.0%

(1)          For the year ended December 31, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts, expense ratios and combined ratios for the two periods are not comparable.

Premiums.   The table below shows gross premiums written in global insurance by line of business for the years ended December 31, 2004 and 2003.

	Years ended
	December 31, 2004	December 31, 2003	Change	% Change
	($ in thousands)
Property	$249,200	$238,955	$10,245	4.3%
Marine	177,592	185,928	(8,336)	(4.5)%
Terrorism and War Risk	318,887	286,388	32,499	11.3%
Aviation and Aerospace	175,829	178,442	(2,613)	(1.5)%
Political Risk	125,448	90,302	35,146	38.9%
Professional Lines and Other Specialty	48,372	646	47,726	nm
Total	$1,095,328	$980,661	$114,667	11.7%

The increase in gross premiums written in global insurance was primarily generated by three lines of business: professional lines and other specialty, political risk and terrorism and war risk. The increase in our professional lines and other specialty book was due to an increase of $48.3 million in directors’ and officers liability premium following our entry into this line of business in the second half of 2003. The increase in our political risk gross written premiums was due to an increase in the level of direct foreign investment and a strategic initiative targeting this business. We experienced an increase in our terrorism and war risk line primarily due to an increase in our aviation war account following an increase in our renewal premium participation and also new business written.

Property gross premiums written in global insurance increased by $10.2 million, due primarily to the restructuring of existing participations on renewed business and some new business, which offset the effects of rate reductions. Our marine book experienced a decrease in gross premiums written of $8.3 million primarily due to a reduction of $14.7 million in our energy offshore business due to a combination of shifting renewal dates, rate reductions and our decision not to renew some business. We also experienced an $8.6 million reduction on our marine liability business primarily due to our decision not to renew some contracts. These reductions were partially offset by an increase of $18.0 million in our marine cargo line following the recruitment of a cargo specie underwriting team that began to underwrite premiums in the second quarter of 2004. Gross premiums written on our aviation book remained constant despite our decision not to renew some major accounts; although rates declined in this book of business, gross premiums written remained at a consistent level due to an increase in the level of insured exposures.

The table below shows gross premiums written in U.S. insurance by line of business for the years ended December 31, 2004 and 2003:

	Years ended
	December 31, 2004	December 31, 2003	Change	% Change
	($ in thousands)
Property	$322,302	$225,508	$96,794	42.9%
Liability	229,562	157,808	71,754	45.6%
Professional Lines	272,224	242,582	29,642	12.2%
Other Specialty	147	—	147	100%
Total	$824,235	$625,898	$198,337	31.7%

The increase in gross premium written in U.S. insurance was primarily driven by our property and liability books of business following an increase in the level of underwriting staff and increased marketing efforts.

The increase in our U.S. insurance property book was primarily due to three reasons: first, we introduced a new product line in mid-2003; second, we increased our maximum line sizes, which enabled our underwriters to access more business; and third, we increased the number of states in which we were able to write business on a non-admitted basis. The increase in our liability book was primarily driven by an increase in our maximum line size for our umbrella and excess coverages, which enabled our underwriters to access more business, and therefore increased market penetration. The increase in our professional lines was primarily driven by the fact that we did not acquire the renewal rights of a book of directors’ and officers’ liability insurance and related lines of business written by the FIS group of Kemper until February 17, 2003. Included within the gross premiums written for the year ended December 31, 2003 was $65.2 million relating to the cancel/rewrite process that followed the acquisition of the renewal rights. Gross premiums written for the year ended December 31, 2004 included $22.5 million of gross premiums written on a new line of business: errors and omissions insurance for professional institutions. These premiums partially offset the effect of a reduction in rates for our directors and officers’ liability insurance, which caused us to decline to renew some contracts where rates did not meet our targeted levels.

The increase in our premiums ceded was primarily due to an increase in the level of reinsurance purchased in order to mitigate volatility in losses as our portfolio grows. In U.S. insurance, the ratio of premiums ceded to gross premiums written decreased to 47.8% for the year ended December 31, 2004 from 49.8% for the year ended December 31, 2003. This reduction was principally driven by our decision to maintain a higher net retention on our professional lines book of business. In addition, included in written premiums ceded for the year ended December 31, 2004 was $6.9 million related to reinstatement premiums on coverages exhausted by losses, primarily emanating from Hurricanes Frances and Ivan.

The following table shows the derivation of net premiums earned in our insurance segment for the years ended December 31, 2004 and 2003:

	Years ended
	December 31, 2004	December 31, 2003	Change	% Change
	($ in thousands)
Gross premiums earned	$1,602,419	$1,186,672	$415,747	35.0%
Ceded premiums amortized	(456,566)	(255,081)	(201,485)	(79.0)%
Net premiums earned	$1,145,853	$931,591	$214,262	23.0%

Gross premiums are earned over the period of the insured risk. Consequently, the level of gross premiums earned increased as the level of gross premiums written increased.

Ceded premiums are amortized over the contract term. Consequently, the level of amortized ceded premium increased in 2004 as premiums ceded in 2003 continued to be amortized in 2004.

Other Insurance Related Income.   Other insurance related income decreased by $14.2 million due to the movement in the fair value of our insurance contracts that met the definition of a derivative.

Net Losses and Loss Expenses.   The net loss and loss expense ratio for the year ended December 31, 2004 was 59.9% compared to 53.3% for the year ended December 31, 2003, an increase of 6.6 percentage points. The increase in net loss and loss expenses and the net loss and loss expense ratio was primarily due to an increase in the level of net loss and loss expenses due to significant hurricane activity.

The net loss and loss expense ratio for global insurance was 56.7% for the year ended December 31, 2004 compared to 50.8% for the year ended December 31, 2003. During the year ended December 31, 2004, we experienced significant net losses and loss expenses of $50.3 million, or 6.3 percentage points, from Hurricanes Charley, Frances, Ivan and Jeanne in our property, energy and marine books of business. These losses primarily accounted for the increase in the level of reported case reserves. Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. The increase in our reinsurance recoveries was primarily driven by recoveries of $33.9 million from losses caused by Hurricanes Frances and Ivan.

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

The net loss and loss expense ratio for U.S. insurance was 67.2% for the year ended December 31, 2004 compared to 64.5% for the year ended December 31, 2003. The increase was primarily driven by losses from Hurricanes Charley, Frances, Ivan and Jeanne from which we incurred net losses and loss expenses of $46.8 million, or 13.4 percentage points. Our hurricane losses benefited from reinsurance recoveries of $187.1 million. Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses.

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

Acquisition Costs.   The increase in the acquisition cost ratio was driven by an increase in the acquisition cost ratios of both global and U.S. insurance.

Acquisition costs for global insurance for the year ended December 31, 2004 were $125.0 million compared to $99.5 million for the year ended December 31, 2003, an increase of $25.5 million. The acquisition cost ratio for the year ended December 31, 2004 was 15.7% compared with 13.0% for the year ended December 31, 2003. The increase in the acquisition cost ratio was partially caused by higher amortized reinsurance costs, which reduced the level of net premiums earned. As a percentage of gross premiums earned, the level of acquisition costs was 13.7% for the year ended December 31, 2004 compared to 12.0% for the year ended December 31, 2003. The increase of 1.7 percentage points in the level of the gross acquisition ratio was primarily due to additional commissions.

Acquisition costs for U.S. insurance for the year ended December 31, 2004 were $10.8 million compared to $2.6 million for the year ended December 31, 2003, an increase of $8.2 million. The acquisition cost ratio for the year ended December 31, 2004 was 3.1% compared to 1.6% for the year ended December 31, 2003. As a percentage of gross premiums earned, the acquisition cost ratio was 1.6% for the year ended December 31, 2004 compared to 0.7% for the year ended December 31, 2003. The increase was primarily driven by a reduction in the level of commissions received on ceded premiums, which are offset against acquisition costs. Excluding the impact of commissions received on ceded premiums, the acquisition cost ratio as a percentage of gross premiums earned was consistent at 14.1% for the year ended December 31, 2004 and 14.7% for the year ended December 31, 2003.

General and Administrative Expenses.   The 5.6 percentage point increase in our general and administrative expenses ratio for the year ended December 31, 2004 was due to an increase in U.S. insurance business, which has a higher general and administrative expense ratio than global insurance.

Reinsurance

Our reinsurance segment operates through offices based in Bermuda, the U.S. and Europe and provides treaty property and casualty reinsurance to insurance companies on a worldwide basis. Treaty reinsurance contracts are contractual arrangements that provide for automatic reinsurance of any agreed upon portion of business written as specified in a reinsurance contract. Contracts can be written on an excess of loss basis or a pro rata basis, also known as proportional. The product lines in this segment are catastrophe, property, professional liability, credit and bond, motor, liability and other.

Years ended December 31, 2005 and December 31, 2004

The following table summarizes the underwriting results and ratios in our reinsurance segment for the years ended December 31, 2005 and 2004:

	Years ended
	December 31, 2005	December 31, 2004	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$1,518,868	$1,092,748	$426,120	39.0%
Net premiums written	1,491,222	1,060,388	430,834	40.6%
Net premiums earned	1,352,134	882,544	469,590	53.2%
Other insurance related income	—	989	(989)	(100)%
Expenses:
Net losses and loss expenses	(1,168,322)	(559,774)	(608,548)	(108.7)%
Acquisition costs	(218,383)	(144,836)	(73,547)	(50.8)%
General and administrative expenses	(48,410)	(41,662)	(6,748)	(16.2)%
Underwriting (loss) income	$(82,981)	$137,261	$(220,242)	(160.5)%
Ratios:
Net loss and loss expense ratio	86.4%	63.4%	(23.0)%
Acquisition cost ratio	16.2%	16.4%	0.2%
General and administrative expenses ratio	3.6%	4.7%	1.1%
Combined ratio	106.2%	84.5%	(21.7)%

Premiums.   The table below shows gross premiums written by line of business in our reinsurance segment for the years ended December 31, 2005 and 2004:

	Years ended
	December 31, 2005	December 31, 2004	Change	% Change
	($ in thousands)
Catastrophe	$519,307	$424,847	$94,460	22.2%
Property	390,727	246,838	143,889	58.3%
Professional lines	232,259	204,637	27,622	13.5%
Credit and bond	103,277	73,352	29,925	40.8%
Motor	73,992	37,761	36,231	95.9%
Liability	165,122	80,496	84,626	105.1%
Other	34,184	24,817	9,367	37.7%
Total	$1,518,868	$1,092,748	$426,120	39.0%

We experienced a significant increase in gross written premiums in our property account due to several factors. First, our gross premiums written grew by $41.1 million as a result of greater market penetration in Continental Europe following our expansion into this marketplace in 2004. Second, excluding Continental European business, we experienced an increase in the level of pro rata gross premiums written of $65.6 million resulting from a combination of new business, an increase in renewal premiums and also adjustments on prior year premium estimates. Third, excluding Continental European business, our property per risk gross premiums written increased due to an additional $15.0  million of reinstatement premiums and our ability to increase our share on selected renewal business.

The increase in our catastrophe account was primarily due to the impact of the 2005 hurricanes. We recorded $71.3 million in reinstatement premiums on the 2005 hurricanes, compared to $18.0 million on the 2004 hurricanes. In addition, $10.1 million of gross premiums written were from additional reinsurance protection written for clients following the exhaustion of their reinsurance coverage as a result of Hurricane Katrina. Although we experienced rate decreases in our catastrophe book during 2005, we wrote some new business and our renewal business was focused primarily on U.S. exposures where rate reductions were less severe than those for non-U.S. business. In addition, we experienced rate increases on some national accounts impacted by hurricane losses in 2004. We believe that catastrophe rates will increase in 2006, particularly on U.S. related exposures impacted by hurricane losses in 2005.

The increase in our liability account was primarily driven by new market opportunities in U.S. general liability umbrella excess reinsurance business and our acquiring approved reinsurer status with some U.S. clients that allowed us to write new business.

In 2004, we began to write motor and credit and bond reinsurance business and 2005 has seen continued growth within these lines of business due to our ability to access new markets and increase our share on renewal business. We experienced an increase in our professional lines book during the year with a significant shift in our business from directors’ and officers’ liability insurance to miscellaneous errors and omissions insurance.

Premiums ceded for the year ended December 31, 2005 were $27.6 million compared to $32.3 million for the year ended December 31, 2004, a decrease of $4.7 million. Within our reinsurance segment we primarily purchase reinsurance as and when market opportunities arise to mitigate the impact from catastrophe loss events. Consequently, the level of premiums ceded can fluctuate period to period. The decrease was primarily due to changes in the timing of the renewal of ceded reinsurance contracts. Following the losses generated by the hurricanes in September 2004, we exhausted some of our reinsurance coverage and purchased new protections.

The following table shows the derivation of net premiums earned in our reinsurance segment for the years ended December 31, 2005 and 2004:

	Years ended
	December 31, 2005	December 31, 2004	Change	% Change
	($ in thousands)
Gross premiums earned	$1,388,447	$908,428	$480,019	52.8%
Ceded premiums amortized	(36,313)	(25,884)	(10,429)	(40.3)%
Net premiums earned	$1,352,134	$882,544	$469,590	53.2%

Gross premiums are earned over the period of the reinsured risk. Consequently, the level of gross premiums earned increased as the level of gross premiums increased.

Ceded premiums are amortized over the contract term. Consequently, the level of ceded premiums amortized increased in 2005 as premiums ceded in 2004 continued to be amortized in 2005.

Net Losses and Loss Expenses.   The increase in the net loss and loss expenses ratio was primarily driven by the impact of Hurricanes Katrina, Rita and Wilma for which we incurred estimated net losses of $613.5 million, or 45.4 percentage points. During the year ended December 31, 2004, we incurred estimated net losses of $169.2 million, or 19.2 percentage points, from Hurricanes Charley, Frances, Ivan and Jeanne.

Our losses were primarily generated from our catastrophe and property lines of business as we write negligible amounts of offshore energy reinsurance. Our estimates for the losses incurred from Hurricanes Katrina and Rita were derived from a review of in-force contracts and loss information from clients and brokers in combination with the output of industry models. Our estimate for Hurricane Wilma was derived from the output of industry models, market share analyses, a review of in-force contracts and preliminary loss information from our clients and brokers. Actual losses from these hurricanes may differ materially from our estimates of loss and loss expenses. Our estimated gross losses were reduced by $76.5 million of reinsurance recoveries that were triggered by the occurrence of a series of large industry loss events. This reinsurance has predetermined industry loss triggers based on the size and number of industry losses calculated by independent third parties. Based on a combination of public information, our own assessment of each industry loss and historical industry development factors, we believe that these industry loss trigger points have been exceeded; however, these industry loss figures are only estimates and as such are subject to change. Consequently, actual reinsurance recoveries could be materially reduced.

During the year ended December 31, 2005, we experienced favorable prior period development of $114.3 million, or 8.5 percentage points, compared to $74.9 million, or 8.5 percentage points, for the year ended December 31, 2004. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. This method takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. Any change in the loss experience that causes us to change our loss ratio is reflected during the quarter in which the loss emergence is experienced. During the year ended December 31, 2005, our loss experience on prior accident years was better than expected, primarily on our property catastrophe business in accident years 2004 and 2003.

Acquisition Costs.   The decrease in the acquisition cost ratio was primarily due to a reduction of $9.7 million in the amounts expensed under incentive commission arrangements with brokers for 2004. Excluding incentive commissions, the acquisition cost ratio was 16.6% for the year ended December 31, 2005 compared to 16.1% for the year ended December 31, 2004. The increase was primarily due to a change in business mix with more business coming from product lines other than catastrophe excess of loss, which typically have higher acquisition costs.

General and Administrative Expenses.   The 1.1 percentage point decrease in the general and administrative expense ratio was primarily due to an increase in the level of net premiums earned.

Years ended December 31, 2004 and 2003

The following table summarizes the underwriting results and ratios in our reinsurance segment for the years ended December 31, 2004 and December 31, 2003:

	Years ended
	December 31, 2004	December 31, 2003	Change	% Change
	($ in thousands)

Revenues:
Gross premiums written	$1,092,748	$667,086	$425,662	63.8%
Net premiums written	1,060,388	654,379	406,009	62.0%
Net premiums earned	882,544	504,639	377,905	74.9%
Other insurance related income	989	552	437	79.2%
Expenses:
Net losses and loss expenses	(559,774)	(237,569)	(322,205)	135.6%
Acquisition costs	(144,836)	(84,194)	(60,642)	72.0%
General and administrative expenses(1)	(41,662)	(9,029)	(32,633)	361.4%
Underwriting (loss) income	$137,261	$174,399	$(37,138)	(21.3)%
Ratios:
Net loss and loss expense ratio	63.4%	47.1%	(16.4)%
Acquisition cost ratio	16.4%	16.7%	0.3%
General and administrative expenses ratio	4.7%	1.8%	(2.9)%
Combined ratio(1)	84.5%	65.6%	(19.0)%

(1)          For the year ended December 31, 2003, we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters; therefore, the general and administrative amounts, expense ratios and combined ratios for the two periods are not comparable.

Premiums.   The table below shows gross premiums written by line of business in our reinsurance segment for the years ended December 31, 2004 and 2003:

	Years ended
	December 31, 2004	December 31, 2003	Change	% Change
	($ in thousands)

Catastrophe	$424,847	$339,137	$85,710	25.3%
Property	246,838	131,219	115,619	88.1%
Professional lines	204,637	132,148	72,489	54.9%
Credit and bond	73,352	—	73,352	100.0%
Motor	37,761	6,560	31,201	475.6%
Liability	80,496	39,475	41,021	103.9%
Other	24,817	18,547	6,270	33.8%
Total	$1,092,748	$667,086	$425,662	63.8%

Our gross premiums written increased primarily due to our expansion into Continental Europe and an increase in property and catastrophe business. The increase in our property gross premiums written was primarily due to an increase in the number of contracts written. The increase in our catastrophe book of business was driven by a trend toward counterparty diversification in our target markets, which enabled us to participate on a greater number of programs than in the prior year; this offset some moderate rate reductions and instances where we declined to renew contracts because terms and conditions became unacceptable. Credit and bond was a new line of business in 2004 following the opening of a reinsurance branch in Zurich. The increases in our professional lines book and our liability book were primarily generated by our ability to quote and write contracts that came up for renewal on January 1, 2004. In 2003, we were unable to take part in the January 1, 2003 renewal season because we did not receive regulatory approvals until mid-December 2002. In addition, we increased the statutory capital of AXIS Re U.S. at the end of the first quarter of 2003 to in excess of $500.0 million, which enabled us to participate in more business. The increase in our motor line of business was due to our expansion into Continental Europe during the year.

Premiums ceded increased by $19.7 million due partly to $6.1 million of reinstatement premiums on coverages exhausted by losses from Hurricanes Charley, Frances, Ivan and Jeanne. Our global reinsurance segment purchases reinsurance to protect against a large industry loss or series of losses.

The following table shows the derivation of net premiums earned for the years ended December 31, 2004 and December 31, 2003:

	Years ended
	December 31, 2004	December 31, 2003	Change	% Change
	($ in thousands)

Gross premiums earned	$908,428	$514,343	$394,085	76.6%
Ceded premiums amortized	(25,884)	(9,704)	(16,180)	166.7%
Net premiums earned	$882,544	$504,639	$377,905	74.9%

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

Net Losses and Loss Expenses.   Net losses and loss expenses increased by $322.2 million due primarily to additional net premiums earned and net losses and loss expenses related to Hurricanes Charley, Frances, Ivan and Jeanne.

The net loss and loss expense ratio for the year ended December 31, 2004 was 63.4% compared to 47.1% for the year ended December 31, 2003. The increase was due to losses from Hurricanes Charley, Frances, Ivan and Jeanne from which we incurred net losses and loss expenses of $169.2 million, or 19.2 percentage points. Our hurricane losses benefited from reinsurance recoveries of $72.5 million. Our estimates for the losses incurred from these hurricanes were derived from formal loss advices, the output of industry models, a review of in-force contracts and preliminary indications from clients. Consequently, actual losses from these hurricanes may vary materially from estimated losses. Our gross losses were reduced by reinsurance recoveries that were triggered by the occurrence of a series of large industry loss events. Recoveries under our reinsurance are dependent on industry losses, which are calculated by independent third parties, exceeding predetermined trigger points. During the year ended December 31, 2003, our loss experience benefited from the lack of major catastrophes. Our reinsurance segment has loss experience categorized as low frequency but high severity in nature and, therefore, our loss experience can be volatile.

During the year ended December 31, 2004, we experienced favorable development on our prior accident years of $74.9 million compared to $28.1 million during the year ended December 31, 2003. This reduced the net loss ratio by 8.5 percentage points for the year ended December 31, 2004, and 5.6 percentage points for the year ended December 31, 2003. We primarily use the Bornhuetter-Ferguson method to estimate the ultimate cost of losses; it takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date. If actual claims are less than expected, this generates favorable loss development. During the year ended December 31, 2004, the favorable development was generated primarily on our 2003 accident year and was derived primarily from our property catastrophe line of business. For the year ended December 31, 2003, the favorable development was generated on our 2002 accident year and was derived primarily from our property catastrophe line of business.

Acquisition Costs.   Acquisition costs increased due to an increase in the level of net premiums earned. The acquisition cost ratio decreased primarily due to a reduction in the level of commissions incurred.

General and Administrative Expenses.   General and administrative expenses increased by $32.6 million. As we did not allocate any of our general and administrative expenses, except for the personnel expenses of our underwriters, prior to January 1, 2004, these amounts and ratios are not comparable.

Financial Condition and Liquidity

We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At December 31, 2005, we had operating subsidiaries in

Bermuda, Ireland and the United States, a branch in the United Kingdom, a branch in Switzerland and a representative office in Singapore. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends or distributions is limited by the applicable laws and regulations of Bermuda, Ireland and the United States, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

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

At December 31, 2005, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $1.2 billion.

Financial Condition

At December 31, 2005, our shareholders’ equity was $3.5 billion compared to $3.2 billion at December 31, 2004. The increase of $0.3 billion was primarily due to net income of $90.1 million for the year, the issuance of series A and B preferred shares of $500.0 million and the issuance of $200.1 million of common shares and was offset by a common share repurchase of $350.0 million pursuant to a share repurchase program that has been exhausted.

Investments

At December 31, 2005, our total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades were $7.8 billion compared to $6.0 billion at December 31, 2004. Our investment portfolio consisted primarily of fixed income securities at December 31, 2005 and was managed by several external investment management firms. At December 31, 2005, all of these fixed income securities were investment grade, with 82.1% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AAA based on ratings assigned by Standard & Poor’s. During 2005, we continued to increase the size of the allocation to other investments within our investment portfolio. At December 31, 2005, other investments were $409.5 million compared to $105.8 million at December 31, 2004 and consisted of investments in funds of funds, a fund that invests in U.S. dollar high yield credit, funds that primarily invest in senior secured bank loans and a portfolio of investments in collateralized loan obligations. We regularly review our investment portfolio for other than temporary impairments and determined at December 31, 2005 that no impairment exists. For additional information regarding the investment portfolio and an analysis of sector, rating and maturity distributions, refer to note 6 in our Consolidated Financial Statements included in Item 8 in this report.

Reserve for loss and loss expenses

At December 31, 2005, we had $4.7 billion of reserves for loss and loss expenses compared to $2.4 billion at December 31, 2004, an increase of $2.3 billion. The increase was primarily due to loss and loss expense reserves relating to Hurricanes Katrina, Rita and Wilma. Of this balance, $2.7 billion, or 57.5%, was incurred but not reported reserves, compared to $1.8 billion, or 75.6%, at December 31, 2004. The percentage of IBNR reserves to total loss reserves was lower at December 31, 2005 and reflects the significant case reserves established for Hurricane Katrina, Rita and Wilma during the year. For a number of the policies exposed to these hurricane losses, coverage limits have been exhausted and, therefore, the potential for adverse loss development is limited. Consequently, no additional general IBNR reserves have been established. For further discussion and analysis on our reserve for loss and loss expenses refer to note 7 in our Consolidated Financial Statements included in Item 8 in this report.

Reinsurance recoverable balances

Following Hurricanes Katrina, Rita and Wilma, we recorded significant reinsurance recoveries that generated an increase of $921.8 million in reinsurance recoverable balances. Of the reinsurance recoverable balances, 96.5% was due from reinsurers rated the equivalent of A- or better by internationally recognized rating agencies. Of the remaining reinsurance recoverable balances, 75% were fully collateralized. For further discussion and analysis on reinsurance recoverable balances refer to note 8 in our Consolidated Financial Statements in Item 8 in this report.

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

During the year ended December 31, 2005, we generated a net operating cash inflow of $1.6 billion, primarily related to premiums received and investment income. During the same period, we paid gross losses of $856.4 million and received reinsurance recoveries of $235.6 million. At December 31, 2005, we had a cash balance of $1,281.0 million. During the year ended December 31, 2005, net cash of $249.4 million was provided by financing activities. This was primarily due to the issuance of $700.0 million of common and preferred shares offset by the repurchase of 12,783,094 common shares owned by initial investors at the formation of the Company. The average purchase price was $27.38 per common share and the aggregate purchase price was $350.0 million. During the same period, we paid dividends to common shareholders of $94.2 million and interest on our senior notes of $28.7 million.

During the year ended December 31, 2004, we generated a net operating cash inflow of $1.6 billion, primarily relating to premiums received and investment income. During the same period, we paid gross losses of $338.7 million and received reinsurance recoveries of $35.1 million. We invested a net cash amount of $1,991.0 million during the period, and at December 31, 2004 had a cash balance of $632.3 million. During the year ended December 31, 2004, net cash of $416.5 million was generated from financing activities. We paid dividends to common shareholders of $78.3 million and raised $495.7 million from a senior note offering.

During 2005, we declared four quarterly dividends of $0.15 per common share. The dividends were paid on April 14, 2005, July 14, 2005, October 14, 2005 and January 17, 2006. During 2004, we declared four quarterly dividends of $0.125 per common share. The dividends were paid on April 14, 2004, July 14, 2004, October 14, 2004 and January 12, 2005.

On an ongoing basis, our sources of funds primarily consist of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay losses and loss expenses, reinsurance premiums, acquisition costs and general and administrative expenses, to purchase new investments and to fund dividend and interest payments. Many of our lines of business have loss experience characterized as low frequency and high severity, which may cause volatility in our results of operations and our operating cash flows.

Capital Resources

In addition to common equity, we depend upon other external sources of finance such as debt, preference shares, letters of credit and other credit facilities to support our operating activities. Having sufficient capital allows us to take advantage of profitable opportunities that may arise in our operating segments. We are also required to maintain adequate capital resources to comply with various statutory regulations in Bermuda, Ireland and the U.S. A strong capital base is also important for maintaining the financial strength ratings of our operating subsidiaries, which is essential in establishing our competitive position.

On November 15, 2004, we completed a public offering of $500 million of senior notes. The notes bear interest at 5.75%, payable semi-annually and, unless previously redeemed, will mature on December 1, 2014. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, we have no current intentions of calling the senior notes. The indenture governing the senior notes contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restriction as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all covenants contained in the indenture at December 31, 2005. For the future expected payments on the senior notes, refer to note 10 (a) in our Consolidated Financial Statements included in Item 8 in this report.

On October 5, 2005, we issued $250.0 million of 7.25% series A preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the shares on and after October 15, 2010 at a redemption price of $25.00 per share.  Dividends on the series A preferred shares are non-cumulative. Consequently, if our board of directors does not authorize and declare a dividend for any dividend period, holders of the series A preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of series A preferred shares will be entitled to receive, only when, as and if declared by our board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on January 15, 2006, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.25% of the liquidation preference per annum.

On November 23, 2005, we issued $250.0 million of 7.50% series B preferred shares with a liquidation preference of $100.00 per share. We may redeem the shares on or after December 1, 2015 at a redemption price of $100.00 per share.  Dividends on the series B preferred shares if, as and when declared by our board of directors will be payable initially at a fixed rate per annum equal to 7.50% of the liquidation preference on the first day of March, June, September and December of each year, commencing on March 1, 2006, up to but not including December 1, 2015. Commencing on March 1, 2016, the dividend rate on the series B preferred shares will be payable at a floating rate. During a floating rate period, the floating rate per annum will be reset quarterly at a rate equal to 3.4525% plus the 3-month LIBOR Rate. Dividends on the series B preferred shares are non-cumulative. Consequently, if our board of directors does not declare a dividend for any dividend period, holders of the series B preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and will not be payable.

On August 25, 2005, we entered into a $1.5 billion credit agreement with a syndicate of lenders replacing our existing $750 million credit facility. The credit agreement is an unsecured five-year facility that allows us and our operating subsidiaries to issue letters of credit up to the full amount of the facility and to borrow up to $500 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit agreement contains various loan covenants, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The facility also requires that we maintain (1) a minimum consolidated net worth of $2.0 billion plus (a) 25% of consolidated net income (if positive) of AXIS Capital for each semi-annual fiscal period ending on or after December 31, 2005 plus (b) an amount equal to 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period; and (2) a maximum debt to total capitalization ratio of 0.35:1.0. We were in compliance with all covenants contained in the credit agreement at December 31, 2005. As at December 31, 2005, we had letters of credit of $658.1 million (2004: $421.7 million) outstanding. There was no debt outstanding under the credit agreements as at  December 31, 2005 or 2004.

On October 3, 2005, we filed an unallocated universal shelf registration statement with the Securities and Exchange Commission that was declared effective on October 11, 2005. Under the shelf registration statement, we may issue up to $1.5 billion of equity, debt, trust preferred securities or a combination of these securities. On November 21, 2005, we completed a common share offering of 6,800,000 shares at $29.42 raising aggregate net proceeds of $200.1 million under this shelf registration statement. In addition, the $250.0 million of series B preferred shares were issued under this shelf registration statement.

Commitments

We did not make any significant capital expenditures during the year ended December 31, 2005. We currently expect capital expenditures for 2006 to be less than $50 million.

The following table provides an analysis of our contractual obligations at December 31, 2005:

	Payment due by period (Expressed in thousands of U.S. dollars)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reserve for losses and loss expenses	$4,743,338	$1,479,273	$1,788,127	$675,483	$800,454
Senior notes (including interest payments)	$756,354	$28,750	$57,500	$57,500	$612,604
Operating lease obligations	$84,850	$10,149	$19,951	$18,611	$36,139

Please refer to Capital Resources above for details regarding the payment of preferred dividends.

Loss reserves represent estimates, including actuarial and statistical projections at a given point in time of an insurer’s or reinsurer’s expectations of the ultimate settlement and administration costs of claims incurred. As a result, it is likely that the ultimate liability will differ from such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which our company has operated, thereby providing limited claims loss emergence patterns specifically for our company. This has necessitated the use of industry loss development patterns in deriving IBNR, which despite management’s and the independent actuary’s care in selecting them will differ from actual experience. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability will exceed or be less than the revised estimates. Similarly, we have limited loss payout pattern information specific to our experience, therefore we have used industry data, on a line by line basis, to estimate our expected payments. Consequently, despite management’s and our independent actuary’s care in selecting them, the actual payment of our reserve for losses and loss expenses will differ from estimated payouts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.        Quantitative and Qualitative Disclosure about Market Risk

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

Our current duration target for our investments is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. We periodically revise our investment benchmarks based on business and economic conditions, including the average duration of our potential liabilities. At December 31, 2005, our invested assets (assets under management by external investment managers) had an approximate duration of 3.0 years.

At December 31, 2005, we held $2,433.6 million at fair market value, or 39.2% of our total invested assets, in mortgage-backed securities compared to $1,714.8 million, or 31.0%, at December 31, 2004. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency with which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at December 31, 2005. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by External Investment Managers

	Interest Rate Shift in Basis Points (Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100
Total Market Value	$6,129,808	$6,046,380	$5,957,643	$5,864,542	$5,768,781
Market Value Change from Base	2.89%	1.49%	—%	(1.56)%	(3.17)%
Change in Unrealized Value	$172,165	$88,737	—	$(93,101)	$(188,862)

Foreign Currency Risk.   Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. In addition, we have implemented a currency hedging program whereby we entered into several foreign currency forward contracts in order to minimize the effects of fluctuations in foreign currency exchange rates on our foreign currency denominated assets and liabilities. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. However, we do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations.

At December 31, 2005, the net contractual amount of foreign currency forward contracts was $87.0 million with an unrealized gain of $0.5 million. At December 31, 2004, the net contractual amount of foreign currency forward contracts was $30.0 million with an unrealized loss of $0.1 million.

At December 31, 2005, we had insurance and reinsurance premium balances receivable of $1,027.0 million compared to $914.6 million at December 31, 2004. Of this balance, 85.3% was denominated in U.S. dollars, 6.8% was denominated in Euro and 4.3% in Sterling. A 10% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $11.4 million at December 31, 2005 compared to $11.7 million at December 31, 2004.

Credit Risk.   We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At December 31, 2005, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities. In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

Value-at-Risk.   Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in fair market values of our investment portfolio. The VaR calculation is calculated by a third party provider and reviewed by management. VaR uses a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our investment portfolio at December 31, 2005 was approximately $194.2 million compared to $180.4 million at December 31, 2004, which represents the potential loss in fair market value of our investment portfolio over a one year time horizon within a 95% confidence level. This increase was primarily due to a slight extension of the portfolio duration and an increase in the size of the investment portfolio. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position.

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

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K and the accompanying annual report to shareholders contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend.” Forward-looking statements contained in this prospectus include information regarding our estimates of losses related to hurricanes, our expectations regarding pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate and foreign currency risks, valuations of potential interest rate shifts and foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include our losses related to Hurricanes Katrina, Rita and Wilma exceeding our estimates and the impact of such losses on our reinsurers being greater than our current assessment. Additional important factors that could cause actual events to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4) the failure of any of the loss limitation methods we employ, (5) the effects of emerging claims and coverage issues, (6) the failure of our cedants to adequately evaluate risks, (7) the loss of one or more key executives, (8) a decline in our ratings with rating agencies, (9) loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition, (12) general economic conditions and (13) the other matters set forth under Item 1a, “Risk Factors” included in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

of AXIS Capital Holdings Limited

We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE

Hamilton, Bermuda

March 8, 2006

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2005 and 2004
(Expressed in thousands of U.S. dollars, except share amounts)

	December 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$1,280,990	$632,329
Fixed maturity investments at fair market value (Amortized cost 2005: $6,090,998; 2004: $5,279,997)	6,012,425	5,293,877
Other investments	409,504	105,812
Accrued interest receivable	59,784	47,487
Securities lending collateral	998,349	865,311
Insurance and reinsurance premium balances receivable	1,026,975	914,562
Deferred acquisition costs	196,388	211,082
Prepaid reinsurance premiums	281,579	271,187
Reinsurance recoverable balances	1,455,248	564,314
Reinsurance recoverable balances on paid losses	62,862	31,985
Intangible assets	37,013	31,734
Other assets	104,859	68,605
Total Assets	$11,925,976	$9,038,285
Liabilities
Reserve for losses and loss expenses	$4,743,338	$2,404,560
Unearned premiums	1,760,467	1,644,771
Insurance and reinsurance balances payable	314,232	247,940
Accounts payable and accrued expenses	101,179	89,804
Securities lending payable	995,287	864,354
Net payable for investments purchased	76	49,854
Debt	499,046	498,938
Total Liabilities	8,413,625	5,800,221
Shareholders’ Equity
Share capital
Series A Preferred Shares (issued and outstanding 2005: 10,000,000; 2004: nil)	125	—
Series B Preferred Shares (issued and outstanding 2005: 2,500,000; 2004: nil)	31	—
Common Shares (issued and outstanding 2005: 148,868,759; 2004: 152,764,917)	1,861	1,910
Additional paid-in capital	2,386,200	2,017,144
Accumulated other comprehensive (loss) income	(77,798)	12,915
Retained earnings	1,201,932	1,206,095
Total Shareholders’ Equity	3,512,351	3,238,064
Total Liabilities & Shareholders’ Equity	$11,925,976	$9,038,285

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenues
Gross premiums written	$3,393,885	$3,012,311	$2,273,645
Premiums ceded	(734,896)	(588,638)	(365,258)
Change in unearned premiums	(105,306)	(395,276)	(472,157)
Net premiums earned	2,553,683	2,028,397	1,436,230
Net investment income	256,712	152,072	73,961
Net realized (losses) gains	(16,912)	13,634	22,567
Other insurance related (loss) income	(5,085)	11,253	25,019
Total revenues	2,788,398	2,205,356	1,557,777
Expenses
Net losses and loss expenses	2,051,129	1,246,244	734,019
Acquisition costs (related party 2005: $92,063; 2004: $108,990; 2003: $86,118)	337,383	280,568	186,297
General and administrative expenses	212,842	187,305	136,526
Foreign exchange losses (gains)	54,090	(14,484)	(32,215)
Interest expense	32,447	5,285	1,478
Total expenses	2,687,891	1,704,918	1,026,105
Income before income taxes	100,507	500,438	531,672
Income tax (expense) recovery	(6,067)	(5,440)	678
Net Income	94,440	494,998	532,350
Preferred share dividends	(4,379)	—	—
Net Income available to common shareholders	$90,061	$494,998	$532,350
Weighted average common shares and common share equivalents—basic	143,225,774	152,553,677	144,262,881
Weighted average common shares and common share equivalents—diluted	157,523,951	165,875,823	155,690,763
Net income per common share—basic	$0.63	$3.24	$3.69
Net income per common share—diluted	$0.57	$2.98	$3.42

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. dollars)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net Income	$94,440	$494,998	$532,350
Other comprehensive income, net of tax
Unrealized gains (losses) arising during the period	(72,211)	(3,216)	14,372
Adjustment for re-classification of losses (gains) realized in income	(18,542)	(9,033)	(14,692)
Comprehensive Income	$3,687	$482,749	$532,030

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. dollars)

	December 31,	December 31,	December 31,
	2005	2004	2003
Preferred Shares
Series A preferred shares issued during the period	$125	$—	$—
Series B preferred shares issued during the period	31	—	—
Balance at end of period	156	—	—
Common Shares
Balance at beginning of period	1,910	1,906	1,727
Cumulative effect of change in accounting for unearned stock grant compensation	—	—	(23)
Issued during period	111	4	202
Repurchased during period	(160)	—	—
Balance at end of period	1,861	1,910	1,906
Additional paid-in capital
Balance at beginning of period	2,017,144	2,000,731	1,686,599
Cumulative effect of change in accounting for unearned stock grant compensation	—	—	(13,456)
Shares issued during period, net of costs	684,765	(1,718)	326,997
Repurchased during period	(349,840)	—	—
Stock option exercise	8,577	729	166
Stock option expense	5,373	3,085	425
Stock compensation expense	20,181	14,317	—
Balance at end of period	2,386,200	2,017,144	2,000,731
Deferred Compensation
Balance at beginning of period	—	—	(20,576)
Cumulative effect of change in accounting for unearned stock grant compensation	—	—	13,479
Deferred compensation issued during period	—	—	(1,115)
Amortization of deferred compensation	—	—	8,212
Balance at end of period	—	—	—
Accumulated other comprehensive income (loss)
Balance at beginning of period	12,915	25,164	25,484
Change in unrealized income (loss)	(92,409)	(12,594)	989
Change in deferred taxes	1,696	345	(1,309)
Balance at end of period	(77,798)	12,915	25,164
Retained earnings
Balance at beginning of period	1,206,095	789,347	267,799
Preferred shares dividend	(4,379)	—	—
Common share dividends	(94,224)	(78,250)	(10,802)
Net income for period	94,440	494,998	532,350
Balance at end of period	1,201,932	1,206,095	789,347
Total Shareholders’ Equity	$3,512,351	$3,238,064	$2,817,148

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. dollars)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Cash flows provided by operating activities:
Net income	$94,440	$494,998	$532,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses (gains) on sales of investments	24,318	(13,634)	(22,567)
Change in carrying value of other investments	(9,517)	—	—
Amortization/accretion on fixed maturities	32,009	31,136	36,200
Amortization of deferred compensation and option expense	25,553	17,403	8,637
Amortization of intangible assets	3,678	1,562	3,375
Amortization of deferred debt expenses	453	56	—
Accrued interest receivable	(12,076)	(17,957)	(13,028)
Insurance and reinsurance premium balances receivable	(112,413)	(254,032)	(322,822)
Deferred acquisition costs	14,694	(74,801)	(59,115)
Prepaid reinsurance premiums	(10,355)	(106,188)	(115,326)
Reinsurance recoverable balances	(868,017)	(439,415)	(123,196)
Reinsurance recoverable balances on paid losses	(30,877)	(31,985)	—
Intangible assets	—	(8,717)	—
Other assets	(34,903)	(27,759)	(22,368)
Reserve for loss and loss expenses	2,315,861	1,411,714	776,912
Unearned premiums	115,659	501,324	587,485
Insurance and reinsurance balances payable	66,292	96,559	46,485
Accounts payable and accrued expenses	4,891	21,396	31,023
Total adjustments	$1,525,250	$1,106,662	$811,695
Net cash provided by operating activities	1,619,690	1,601,660	1,344,045
Cash flows provided by (used in) investing activities:
Net cash paid in acquisition of subsidiaries	(27,751)	—	(34,664)
Purchases of available-for-sale securities	(7,332,215)	(7,632,473)	(13,338,244)
Sales and maturities of available-for-sale securities	6,440,423	5,747,301	11,585,056
Other investments, net	(300,872)	(105,812)	—
Net cash used in investing activities	(1,220,415)	(1,990,984)	(1,787,852)
Cash flows provided by (used in) financing activities:
Common share dividends paid	(94,224)	(78,250)	(10,802)
Proceeds received from issuance of senior notes	—	495,714	—
Repurchase of shares, net	(350,000)	—	—
Issue of common shares, net	204,046	(986)	330,488
Issue of preferred shares, net	489,564	—	—
Net cash provided by financing activities	249,386	416,478	319,686
Increase/(decrease) in cash and cash equivalents	648,661	27,154	(124,121)
Cash and cash equivalents—beginning of period	632,329	605,175	729,296
Cash and cash equivalents—end of period	$1,280,990	$632,329	$605,175
Supplemental disclosures of cash flow information:
Income taxes paid	$27,800	$17,626	$3,022
Interest paid	$30,051	$—	$—

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except share and per share amounts)

1.   History

AXIS Capital Holdings Limited (“AXIS Capital”) is a holding company organized under the laws of Bermuda. AXIS Capital was incorporated on December 9, 2002. AXIS Specialty Limited (“AXIS Specialty Bermuda”) commenced operations on November 20, 2001. AXIS Capital, through its subsidiaries organized in Bermuda, Ireland and the United States provides a broad range of insurance and reinsurance products on a worldwide basis. AXIS Capital operates through two global underwriting platforms, AXIS Insurance and AXIS Re.

2.   Summary of Significant Accounting Policies

a)               Basis of Presentation

These consolidated financial statements include the accounts of AXIS Capital and all of its subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated. To facilitate period-to-period comparisons and to conform to current period presentation, a reclassification of medium term note investments from other investments to fixed maturity investments has been made for the year ended December 31, 2004. There was no effect on net income available to common shareholders from this change in presentation. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ significantly from those estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserves for losses and loss expenses, the estimate of reinsurance recoverable balances, premium estimates for business written on a line slip or proportional basis and the estimation of fair values for derivative contracts. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

b)               Investments

Investments available for sale

Investments that are considered to be “available for sale” under the definition included in FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” are reported at fair market value. The fair market value of investments is based upon quoted market values. The net unrealized gain or loss on investments, net of tax, is included as accumulated other comprehensive income (loss) in shareholders’ equity.

Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on sales of investments are determined based on the specific identification method. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment fees. For mortgage-backed securities and any other holdings for

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

2.   Summary of Significant Accounting Policies (Continued)

which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

Cash and cash equivalents

Cash and cash equivalents include fixed interest deposits placed with a maturity of under 90 days when purchased.

Other investments

The Company accounts for its other investments at fair value based on the most recently available financial information. The Company has no significant influence and does not participate in the management of these investments. Interest, dividend income, income distributions, changes in net asset values and realized gains and losses are included in net investment income. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

Other than temporary declines in investments

The Company routinely assesses whether declines in fair value of its investments represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company’s intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is an other than temporary impairment in the fair value of the security, the cost of the security is written down to the fair value and the unrealized loss at the time of the determination is charged to income.

c)                Premiums and Acquisition Costs

Premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums assumed are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Premiums are generally contractually stated except for business written on a line slip or proportional basis. Under FAS No. 60 “Accounting and Reporting by Insurance Enterprises” a company is permitted to book premium as long as it is reasonably estimable. For line slip premiums, the Company receives an initial estimate of expected premium from the client via the broker. In the case of proportional contracts, the Company receives an estimate of the expected premium to be ceded from its client. The Company actively monitors the emergence of actual premium data on line

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

2.   Summary of Significant Accounting Policies (Continued)

slip policies and proportional reinsurance contracts and adjusts its estimates of written premiums to reflect reported premiums on a periodic basis as reliable information becomes available.

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

Reinsurance recoverables are based on contracts in force and are presented net of a reserve for uncollectible reinsurance. The method for determining the reinsurance recoverable on unpaid losses and loss expenses involves actuarial estimates of unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its reinsurance treaties. The reserve for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that will ultimately not be recovered due to reinsurer insolvency, contractual disputes or some other reason. The valuation of this reserve for uncollectible reinsurance includes several processes including a review of the credit ratings of the reinsurance recoverables by reinsurer, an analysis of default probabilities as well as coverage issues. These factors require considerable management judgment and the factors are reviewed in detail on a quarterly basis with any resulting adjustments reflected in net income in the period that collection issues are identified.

e)                Losses and Loss Expenses

Reserves for losses and loss expenses are established by management and the Company’s independent actuaries. They represent an estimate of the total cost of claims that are reported but

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

2.   Summary of Significant Accounting Policies (Continued)

not yet paid, the cost of additional case reserves on claims reported to us but not considered to be adequately reserved and the anticipated cost of claims incurred but not reported (“IBNR”).

IBNR is estimated by management in consultation with the independent actuaries who use actuarial models to derive IBNR. The Bornhuetter-Ferguson method is primarily used although the initial expected loss ratio and chain ladder (“loss emergence”) methods are also utilized for some lines of business. The Bornhuetter-Ferguson method is typically used by companies with limited loss experience. This method takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date.

For the insurance segment, the assumed ultimate loss and loss expense ratios are based on benchmarks derived from the independent actuary’s wider market experience together with our limited historical data. These benchmarks are then adjusted for rating increases or decreases and changes in terms and conditions that have been observed by the market and by the Company. For the reinsurance segment, the assumed ultimate loss and loss expense ratios are based on contract-by-contract initial expected loss ratios derived during pricing together with benchmarks derived from the independent actuary’s wider market experience.

Applying these loss and loss expense ratios to earned premium derives the estimated baseline ultimate costs of the losses from which paid losses and reported case reserves are deducted to generate baseline IBNR. The actuarial methodologies used to derive the baseline estimate can not fully allow for all uncertainties within the Company’s business. To reduce some of these uncertainties, the independent actuaries perform, in conjunction with management, an analysis of additional factors to be considered when establishing IBNR. These uncertainties may vary over time, but generally contemplate matters such as the timing and emergence of claims or short term market trends that might alter our otherwise consistent baseline approach. A combination of the baseline estimate of IBNR and the reserves for the additional uncertainties constitutes management’s and the actuaries’ best estimate of IBNR.

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

f)                  Foreign Currency Translation

The functional currency of the Company and its subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the consolidated statements of operations. Revenues and operating expenses are translated at average exchange rates during the year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

2.   Summary of Significant Accounting Policies (Continued)

g)                Stock Compensation

The Company accounts for stock compensation in accordance with FAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for stock options and for restricted stock awards granted to employees is recorded over the vesting period using the fair value method.

The Company adopted FAS No. 123 effective January 1, 2003 by applying the prospective method permitted under FAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Prior to 2003, the Company followed Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to all of its stock-based compensation prior to January 1, 2003.

		Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net income available to common shareholders, as reported		$90,061	$494,998	$532,350
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	21,956	15,008	7,526
Deduct:	Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(22,671)	(17,848)	(12,968)
Pro-forma net income available to common shareholders		$89,346	$492,158	$526,908
Earnings per common share:
	Basic—as reported	$0.63	$3.24	$3.69
	Basic—pro forma	$0.62	$3.23	$3.65
	Diluted—as reported	$0.57	$2.98	$3.42
	Diluted—pro forma	$0.57	$2.97	$3.38

h)               Segment Reporting

The Company reports segment results in accordance with FAS No. 131 “Segment Reporting.” Under FAS 131, reportable segments represent an aggregation of operating segments that meet certain criteria for aggregation.

Through December 31, 2004, the Company’s segments were: global insurance; global reinsurance; U.S. insurance; U.S. reinsurance; and corporate. Effective January 1, 2005, the Company created two distinct global underwriting platforms, AXIS Insurance and AXIS Re.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

2.   Summary of Significant Accounting Policies (Continued)

Following this strategic realignment of its organizational structure, the Company has re-evaluated its operating and reportable segments and determined its reporting and operating segments to be: Global and U.S. insurance, reinsurance and corporate. Global insurance and U.S. insurance are often referred to as our insurance segment. The Company’s segments and sub-segments have been determined on the basis of underlying information reviewed by the Company’s chief decision maker, the Chief Executive Officer.

i)                  Derivative Instruments

The Company accounts for its derivative instruments using FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with movements in fair value reflected in earnings. The Company may enter into derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts in order to manage duration and foreign currency exposure, obtain exposure to a particular financial market or for yield enhancement. The Company manages the exposure to these instruments based on guidelines established by management and these derivative instruments are carried at fair value with the corresponding changes in fair value recognized in income in the period that they occur.

Insurance and Reinsurance Derivative Contracts

From time to time the Company enters into insurance and reinsurance contracts that meet the definition of a derivative contract under FAS 133. The Company has recorded these contracts at fair value with any changes in the value reflected in other insurance related income in the consolidated statements of operations. Generally, the contracts are modeled on prevailing market conditions and certain other factors relating to the structure of the contracts. The Company’s model takes into account movements on credit spreads and credit qualities and when data is not readily available from the market, the Company uses data from independent counterparties.

Investment Related Derivative Instruments

The Company currently uses foreign currency forward contracts in its investment portfolios to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. Realized and unrealized gains (losses) on foreign currency forward contracts that are purchased as part of the Company’s investment strategies are recognized in realized gains (losses) in the statements of operations.

Foreign Currency Related Derivative Instruments

The Company currently uses foreign currency forward contracts as part of its process to manage foreign currency exposures in the balance sheet. Foreign currency forward contracts are purchased as

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

2.   Summary of Significant Accounting Policies (Continued)

economic hedges to minimize the effect of fluctuating foreign currencies but are not specifically identifiable against cash, any single security or any groups of securities, insurance and reinsurance premium balances receivable or the reserve for losses and loss expenses and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. Realized and unrealized gains (losses) on foreign currency forward contracts that are purchased as economic hedges of the Company’s net foreign exposure are recognized in foreign exchange losses (gains) in the statements of operations.

j)                  Intangible Assets

The Company accounts for intangible assets in accordance with FAS No. 142 “Goodwill and Other Intangible Assets.” The Company does not amortize goodwill or identifiable intangible assets with indefinite lives, but rather re-evaluates on a yearly basis, or whenever changes in circumstances warrant, the recoverability of the assets. If it is determined that an impairment exists, the Company adjusts the carrying value of the assets to the fair value. In respect of intangible assets with definite lives, the Company amortizes the value of the assets over their useful lives.

The Company has recorded the purchase of numerous U.S. state licenses as intangible assets with indefinite lives as they provide a legal right to transact business indefinitely and could be resold.

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

A valuation allowance against deferred tax assets is recorded when management’s assessment indicates that it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future.

l)                  New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No.25 “Accounting for Stock Issued to Employees”. The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective for the first quarter of 2006. The Company already records compensation expense for awards of stock options and restricted stock to employees based on the fair value of the awards; consequently, this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

2.   Summary of Significant Accounting Policies (Continued)

In November 2005, the FASB issued FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. This FSP replaces existing guidance and clarifies that an impairment should be recognized as a loss at a date no later than the impairment is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company believes that its current policy on other-than-temporary impairments complies with FSP FAS 115-1. Accordingly, the adoption of this standard is not expected to have a significant impact on the Company’s results of operations or financial condition.

3.   Segment Information

The Company evaluates the performance of its insurance and reinsurance segments based on underwriting results. The Company writes business that has loss experience generally characterized as low frequency and high severity. This may result in volatility in both the Company’s and an individual segment’s operating results and cash flows. The Company does not allocate its assets by segment as it evaluates the underwriting results of each segment separately from the results of the investment portfolio.

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

Reinsurance

The Company’s reinsurance segment provides treaty property and casualty reinsurance to insurance companies on a worldwide basis. Treaty reinsurance contracts are contractual arrangements that provide for automatic reinsurance of any agreed upon portion of business written, as specified in a reinsurance contract. Contracts can be written on an excess of loss basis or a pro rata basis, also known as proportional. The product lines in this segment are catastrophe, property, professional liability, credit and bond, motor, liability and other.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

3.  Segment Information (Continued)

The following tables summarize the underwriting results, income (loss) before income taxes, ratios and the reserves for losses and loss expenses for the Company’s reportable operating segments and sub-segments for the years ended December 31, 2005, 2004 and 2003.

Year ended December 31, 2005

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Gross premiums written	$861,098	$1,013,919	$1,875,017	$1,518,868	—	$3,393,885
Ceded premiums	(211,395)	(495,855)	(707,250)	(27,646)	—	(734,896)
Net premiums written	649,703	518,064	1,167,767	1,491,222	—	2,658,989
Gross premiums earned	971,548	918,271	1,889,819	1,388,447	—	3,278,266
Net premiums earned	748,015	453,534	1,201,549	1,352,134	—	2,553,683
Other insurance related (loss) income	(5,865)	780	(5,085)	—	—	(5,085)
Net losses and loss expenses	(492,667)	(390,140)	(882,807)	(1,168,322)	—	(2,051,129)
Acquisition costs	(97,908)	(21,092)	(119,000)	(218,383)	—	(337,383)
General and administrative expenses	(36,794)	(80,909)	(117,703)	(48,410)	—	(166,113)
Underwriting income (loss)	114,781	(37,827)	76,954	(82,981)	—	(6,027)
Corporate expenses					(46,729)	(46,729)
Net investment income					256,712	256,712
Realized losses on investments					(16,912)	(16,912)
Foreign exchange losses					(54,090)	(54,090)
Interest expense					(32,447)	(32,447)
Income before income taxes						$100,507
Net loss and loss expense ratio	65.9%	86.0%	73.5%	86.4%		80.3%
Acquisition cost ratio	13.1%	4.7%	9.9%	16.2%		13.2%
General and administrative expense ratio	4.9%	17.8%	9.8%	3.6%	1.8%	8.3%
Combined ratio	83.9%	108.5%	93.2%	106.2%		101.8%
Reserve for losses and loss expenses	$1,500,652	$1,563,489	$3,064,141	$1,679,197	$ n/a	$4,743,338

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

3.  Segment Information (Continued)

Year ended December 31, 2004

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Gross premiums written	$1,095,328	$824,235	$1,919,563	$1,092,748	—	$3,012,311
Ceded premiums	(162,130)	(394,148)	(556,278)	(32,360)	—	(588,638)
Net premiums written	933,198	430,087	1,363,285	1,060,388	—	2,423,673
Gross premiums earned	913,382	689,037	1,602,419	908,428	—	2,510,847
Net premiums earned	796,566	349,287	1,145,853	882,544	—	2,028,397
Other insurance related income	10,264	—	10,264	989	—	11,253
Net losses and loss expenses	(451,724)	(234,746)	(686,470)	(559,774)	—	(1,246,244)
Acquisition costs	(124,953)	(10,779)	(135,732)	(144,836)	—	(280,568)
General and administrative expenses	(35,052)	(71,482)	(106,534)	(41,662)	—	(148,196)
Underwriting income	195,101	32,280	227,381	137,261	—	364,642
Corporate expenses					(39,109)	(39,109)
Net investment income					152,072	152,072
Realized gains on investments					13,634	13,634
Foreign exchange gains					14,484	14,484
Interest expense					(5,285)	(5,285)
Income before taxes						$500,438
Net loss and loss expense ratio	56.7%	67.2%	59.9%	63.5%		61.4%
Acquisition cost ratio	15.7%	3.1%	11.8%	16.4%		13.8%
General and administrative expense ratio	4.4%	20.5%	9.3%	4.7%	1.9%	9.2%
Combined ratio	76.8%	90.8%	81.0%	84.5%		84.4%
Reserve for losses and loss expenses	$881,897	$760,596	$1,642,493	$762,067	n/a	$2,404,560

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

3.  Segment Information (Continued)

Year ended December 31, 2003

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Gross premiums written	$980,661	$625,898	$1,606,559	$667,086	—	$2,273,645
Ceded premiums	(40,753)	(311,798)	(352,551)	(12,707)	—	(365,258)
Net premiums written	939,908	314,100	1,254,008	654,379	—	1,908,387
Gross premiums earned	832,023	354,649	1,186,672	514,343	—	1,701,015
Net premiums earned	763,339	168,252	931,591	504,639	—	1,436,230
Other insurance related income	24,467	—	24,467	552	—	25,019
Net losses and loss expenses	(387,953)	(108,497)	(496,450)	(237,569)	—	(734,019)
Acquisition costs	(99,458)	(2,645)	(102,103)	(84,194)	—	(186,297)
General and administrative expenses	(15,901)	(18,485)	(34,386)	(9,029)	—	(43,415)
Underwriting income	284,494	38,625	323,119	174,399	—	497,518
Corporate expenses					(93,111)	(93,111)
Net investment income					73,961	73,961
Realized gains on investments					22,567	22,567
Foreign exchange gains					32,215	32,215
Interest expense					(1,478)	(1,478)
Income before taxes						$531,672
Net loss and loss expense ratio	50.8%	64.5%	53.3%	47.1%		51.1%
Acquisition cost ratio	13.0%	1.6%	11.0%	16.7%		13.0%
General and administrative expense ratio	2.1%	11.0%	3.7%	1.8%	6.5%	9.5%
Combined ratio	65.9%	77.1%	68.0%	65.6%		73.6%
Reserve for losses and loss expenses	$481,729	$223,765	$705,494	$287,352	n/a	$992,846

The following table shows an analysis of the Company’s gross premiums written by domicile of subsidiary for the years ended December 31, 2005, 2004 and 2003:

	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Bermuda	$1,027,494	$1,163,389	$995,454
Europe	762,777	660,064	415,356
United States	1,603,614	1,188,858	862,835
Total	$3,393,885	$3,012,311	$2,273,645

4.  Business Combinations

On August 1, 2005, the Company completed the purchase of Fireman’s Fund Insurance Company of Wisconsin, which is licensed in 46 states of the United States and the District of Columbia. Fireman’s Fund Insurance Company of Wisconsin was subsequently redomiciled to the state of Illinois and renamed AXIS Insurance Company (“AXIS Insurance U.S.”). The Company paid a purchase price of $28.5 million. The Company does not consider this to be a material acquisition. The purchase of AXIS Insurance U.S. was made to expand the Company’s ability to write insurance on an admitted basis within the U.S.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

4.   Business Combinations (Continued)

At the date of acquisition, Fireman’s Fund Insurance Company assumed all known, unknown and contingent liabilities of AXIS Insurance U.S. relating to events occurring on or before the acquisition date. In addition, Fireman’s Fund Insurance Company entered into a reinsurance agreement to fully assume $22.9 million of outstanding loss reserves of AXIS Insurance U.S. on the acquisition date. These loss reserves and a reinsurance recoverable of the same amount were recorded on the date of acquisition. To the extent Fireman’s Fund Insurance Company does not meet its obligation under these agreements, AXIS Insurance U.S. remains liable for these liabilities.

In addition to the loss reserves and related reinsurance recoverable, the assets of AXIS Insurance U.S. included fixed income securities and accrued interest of $18.8 million, cash equivalents of $0.7 million and licenses of $9.0 million. These assets were recorded at their fair values on the date of acquisition. The purchase price has been fully allocated against the fair values of the assets and liabilities; consequently, no goodwill was recorded.

On February 28, 2003, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Sheffield Insurance Corporation, an Illinois domiciled surplus lines company, and subsequently renamed it AXIS Surplus Insurance Company (“AXIS Surplus U.S.”). The Company paid a purchase price of $34.7 million. The results of operations of AXIS Surplus U.S. have been included in the consolidated financial statements from the effective purchase date of January 1, 2003. The purchase of AXIS Surplus U.S. was made to expand the Company’s ability to write insurance on a non-admitted basis within the U.S.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

4.   Business Combinations (Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of AXIS Surplus U.S.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

5.   Intangible Assets

The following table shows an analysis of intangible assets for the years ended December 31, 2005, 2004 and 2003:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Net balance at December 31, 2003	$2,750	$17,079	$4,750	$24,579
Additions	—	—	8,717	8,717
Amortization	—	—	(1,562)	(1,562)
Net balance at December 31, 2004	2,750	17,079	11,905	31,734
Additions	—	8,957	—	8,957
Amortization	—	—	(3,678)	(3,678)
Net balance at December 31, 2005	$2,750	$26,036	$8,227	$37,013
Gross Balance	$5,103	$26,036	$14,717	$45,856
Accumulated Amortization	(2,353)	—	(6,490)	(8,843)
Net Balance	$2,750	$26,036	$8,227	$37,013

On February 17, 2003, the Company acquired the renewal rights to the directors and officers insurance and related product lines written by the Financial Insurance Solutions Group (“FIS”) of Kemper Insurance Companies in exchange for an agreement to make an override payment. The override payment was based on a percentage of gross written premiums of all FIS accounts that were renewed by the Company. The Company has recorded the fair value of the renewal rights as an intangible asset and will amortize the cost over an estimated useful life of four years. The Company acquired these rights to broaden its U.S. product range within its U.S. insurance segment.

On August 1, 2005, the Company completed the purchase of Fireman’s Fund Insurance Company of Wisconsin, which is licensed in 46 states of the United States and the District of Columbia and the fair value of these licenses was $9.0 million.

6.   Investments

a)   Net Investment Income

Net investment income is derived from the following sources:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Fixed maturities and cash equivalents	$246,294	$156,613	$79,728
Other investments	16,956	2,482	—
Net investment expenses	(6,538)	(7,023)	(5,767)
Net investment income	$256,712	$152,072	$73,961

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

6.   Investments (Continued)

The following represents an analysis of gross realized gains (losses) and the change in unrealized gains (losses) on investments included within accumulated other comprehensive income (loss):

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Gross realized gains	$18,794	$30,193	$51,088
Gross realized losses	(43,042)	(13,761)	(23,533)
Net realized gains (losses) on fixed maturities	(24,248)	16,432	27,555
Net realized and unrealized (losses) gains on derivative instruments	7,336	(2,798)	(4,988)
Net realized (losses) gains on investments	$(16,912)	$13,634	$22,567
Change in unrealized gains (losses) on fixed maturities	$(92,409)	$(12,594)	$989

b)   Fixed Maturity Investments

All fixed maturity investments are held as available for sale. The amortized cost and fair market values are as follows:

	Year Ended December 31, 2005
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. government and agency securities	$1,589,640	$2,782	$(20,011)	$1,572,411
Non-U.S. government securities	143,534	475	(6,513)	137,496
Corporate debt securities	1,236,928	3,406	(20,456)	1,219,878
Mortgage-backed securities	2,466,324	3,568	(36,243)	2,433,649
Asset-backed securities	295,043	315	(3,534)	291,824
States, municipalities and political subdivisions	359,529	470	(2,832)	357,167
Total fixed income maturities	$6,090,998	$11,016	$(89,589)	$6,012,425

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

6.   Investments (Continued)

	Year Ended December 31, 2004
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. government and agency securities	$1,730,096	$6,186	$(10,475)	$1,725,807
Non-U.S. government securities	117,702	2,834	(162)	120,374
Corporate debt securities	1,121,439	12,220	(4,686)	1,128,973
Mortgage-backed securities	1,707,668	11,794	(4,703)	1,714,759
Asset-backed securities	349,014	703	(1,172)	348,545
States, municipalities and political subdivisions	254,078	2,204	(863)	255,419
Total fixed income maturities	$5,279,997	$35,941	$(22,061)	$5,293,877

The following table summarizes the fixed income securities in an unrealized loss position at December 31, 2005 and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$527,787	$(10,823)	$746,012	$(9,406)	$1,273,799	$(20,229)
Non-U.S. government securities	—	—	115,871	(6,196)	115,871	(6,196)
Corporate securities	258,287	(6,361)	813,927	(14,314)	1,072,214	(20,675)
Mortgage-backed securities	309,808	(8,980)	1,674,865	(27,262)	1,984,673	(36,242)
Asset-backed securities	107,636	(2,198)	85,714	(1,217)	193,350	(3,415)
Municipals	55,720	(1,476)	157,116	(1,356)	212,836	(2,832)
Total	$1,259,238	$(29,838)	$3,593,505	$(59,751)	$4,852,743	$(89,589)

As of December 31, 2005, there were approximately 2,113 securities (2004: 890) in an unrealized loss position with a fair market value of $4,852.7 million (2004: $2,700.9 million). Of these securities, there are 517 securities (2004: 78) that have been in an unrealized loss position for 12 months or greater with a fair market value of $1,259.2 million (2004: $88.6 million). As of December 31, 2005, none (2004: none) of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

6.   Investments (Continued)

The following table sets forth certain information regarding the credit ratings of the Company’s fixed maturity portfolio:

	December 31, 2005
Rating *	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
AAA	$4,796,468	$4,734,087	78.8%
AA	202,695	199,352	3.3%
A	543,588	536,377	8.9%
BBB	548,247	542,609	9.0%
Total	$6,090,998	$6,012,425	100.0%

*                    Ratings as assigned by Standard & Poor’s Corporation

The contractual maturities of fixed maturity investments are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005
Maturity	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
Due in one year or less	$361,549	$357,267	6.0%
Due after one year through five years	1,914,885	1,883,362	31.3%
Due after five years through ten years	895,809	887,136	14.8%
Due after ten years	157,388	159,187	2.6%
Subtotal	3,329,631	3,286,952	54.7%
Mortgage and asset-backed securities	2,761,367	2,725,473	45.3%
Total	$6,090,998	$6,012,425	100.0%

c)                Other Investments

The Company recently expanded its investment strategy to other asset sectors. At December 31, 2005, the Company had $409.5 million of other investments at fair value (2004: $105.8 million), representing 5.3% of total cash and investments. These investments consist of the following at December 31, 2005:

	December 31, 2005 Estimated Fair Market Value	December 31, 2004 Estimated Fair Market Value
Collateralized Loan Obligations (“CLO’s”)	$192,986	$80,812
Investment Funds	216,518	25,000
	$409,504	$105,812

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

6.   Investments (Continued)

The Company has invested in various CLO’s with the investments ranging from the equity to the senior debt tranches. At December 31, 2005, the Company had invested in twenty-one different CLO’s with underlying assets totaling $8.6 billion (2004: $3.7 billion). The investment in investment funds consists of investments in funds of funds, a fund that invests in U.S. dollar high yield credit and funds that primarily invest in senior secured bank loans. The Company accounts for our other investments at estimated fair market value based on the most recent financial information available from various fund managers, underwriters and third party administrators.

d)               Securities Lending

The Company participates in a securities lending program whereby the Company’s securities, which are included in investments, are loaned to third parties, primarily major brokerage firms for short periods of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $974.9 million (2004: $848.0 million) in securities on loan at December 31, 2005.

e)                Restricted assets

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of Letter of Credit requirements. The assets on deposit and used for collateral are primarily highly rated fixed maturity securities. The components of the fair value of the restricted assets at December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
Deposits with U.S. regulatory authorities	$26,394	$23,742
Assets used for collateral in Trust for inter-company agreements	417,647	5,631
Assets used for collateral in Trust for third party agreements	12,430	—
Total	$456,471	$29,373

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

7.   Losses and Loss Expenses

Unpaid losses and loss expenses consist of:

	December 31, 2005	December 31, 2004
Reserve for reported losses and loss expenses	$2,017,072	$585,827
Reserve for losses incurred but not reported	2,726,266	1,818,733
Reserve for losses and loss expenses	$4,743,338	$2,404,560

Net losses and loss expenses incurred consist of:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Net losses and loss expense payments	$620,833	$311,250	$89,410
Change in unpaid losses and loss expenses	2,329,191	1,406,350	752,771
Reinsurance recoveries	(898,895)	(471,356)	(108,162)
Net losses and loss expenses incurred	$2,051,129	$1,246,244	$734,019

The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid losses and loss expenses for the periods indicated:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Unpaid losses and loss expenses at beginning of period	$2,404,560	$992,846	$215,934
Reinsurance recoverable balances at beginning of period	(596,299)	(124,899)	(1,703)
Net unpaid losses and loss expenses at beginning of period	1,808,261	867,947	214,231
Increase in net losses and loss expenses incurred in respect of losses occurring in:
Current year	2,434,125	1,427,956	789,807
Prior year	(382,996)	(181,712)	(55,788)
Total incurred losses and loss expenses	2,051,129	1,246,244	734,019

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(287,290)	(198,226)	(43,314)
Prior year	(333,543)	(113,024)	(46,096)
Total net paid losses	(620,833)	(311,250)	(89,410)
Net losses acquired	—	656	5,867
Foreign exchange (gain) loss	(13,329)	4,664	3,240
Net unpaid losses and loss expenses at end of period	3,225,228	1,808,261	867,947
Reinsurance recoverable balances	1,518,110	596,299	124,899
Gross unpaid losses and loss expenses at end of period	$4,743,338	$2,404,560	$992,846

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in its financial results. The Company incurred net losses and loss expenses of $1,019.1 million relating to Hurricanes Katrina, Rita and Wilma. The Company’s estimates for the losses incurred from these hurricanes were derived from a combination of the output of industry models, market share analyses, a review of in-force contracts and preliminary loss information from the Company’s clients, brokers and loss adjustors. Consequently, actual losses from these hurricanes may vary materially from estimated losses.

The following table summarized the net favorable development of losses and loss expenses by segment:

	Year ended December 31, 2005
	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Total
2005	$(242,327)	$(26,416)	$(268,743)	$(114,253)	$(382,996)
2004	(92,497)	(14,302)	(106,799)	(74,913)	(181,712)
2003	(27,720)	-	(27,720)	(28,068)	(55,788)
Total	$(362,544)	$(40,718)	$(403,262)	$(217,234)	$(620,496)

The Company commenced operations in November 2001 and has a limited operating history. This has necessitated the use of industry loss development patterns in deriving IBNR instead of actual claims loss emergence patterns. The Company has primarily written short tail lines of business. Consequently, as Company-specific claims loss patterns emerge, favorable prior period loss development has developed. In 2005, the Company began to utilize its own specific loss information in establishing initial net loss and loss expense ratios on these short tail lines of business.

Global insurance experienced $242.3 million of net favorable prior period development, representing 27.5% of the reserve for losses and loss expenses at December 31, 2004. This compares with 2004 net favorable prior period development of $92.5 million, or 19.2%, of the reserve for losses

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

7.   Losses and Loss Expenses

and loss expenses at December 31, 2003 and 2003 net favorable prior period development of $27.7 million, or 20.9% of the reserve for losses and loss expenses at December 31, 2002. The favorable development for all years was due to lower than expected losses on short tail lines of business. In 2005, the favorable development was largely generated by the 2004 and 2003 accident years on terror and war risk and property lines of business.

U.S. Insurance experienced $26.4 million of net favorable prior period development, representing 3.5% of the reserve for losses and loss expenses at December 31, 2004. This compares with 2004 net favorable prior period development of $14.3 million, or 6.4% of the reserve for losses and loss expenses at December 31, 2003. The favorable development related to the 2004 accident year property account.

Reinsurance experienced $114.3 million of net favorable prior period development, representing 15.0% of the reserve for losses and loss expenses at December 31, 2004. This compares with 2004 net favorable prior period development of $74.9 million, or 26.1% of the reserve for losses and loss expenses at December 31, 2003, and 2003 net favorable prior period development of $28.1 million, or 33.7% of the reserve for losses and loss expenses at December 31, 2002. The favorable development for all years was due to lower than expected losses on short tail lines of business. In 2005, the favorable development was largely generated by the 2004 accident year on the catastrophe line of business.

8.   Reinsurance

The Company purchases reinsurance to reduce the risk of exposure to loss. The Company’s global insurance sub-segment and reinsurance segment purchase reinsurance to reduce exposure to large losses or series of losses. The Company’s U.S. insurance sub-segment purchases significant reinsurance to reduce the volatility in severity-driven classes of business. The segments purchase three types of reinsurance cover: facultative; excess of loss; and quota share. Facultative covers are typically assumed with the original business. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. This excess point can be based on the size of an industry loss or a fixed monetary amount. Generally these covers are purchased on a package policy basis, as they provide cover for a number of lines of business within one contract. Quota share covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss reserves from reinsurers. Under its reinsurance security policy, the Company predominantly cedes its business to reinsurers rated A- or better by Standard & Poor’s Company (“S&P”) and/or

A.M. Best Company (“A.M. Best”). The Company remains liable to the extent that reinsurers do not meet their obligations under these agreements either due to solvency issues, contractual disputes or some other reason.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

8.   Reinsurance (Continued)

The breakdown of reinsurance by type of cover for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Quota Share	$274,967	$249,441	$209,638
Excess of Loss	398,453	295,280	129,164
Facultative	61,476	43,917	26,456
	$734,896	$588,638	$365,258

Gross premiums written, ceded and net amounts of premiums written and premiums earned for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned
Gross	$3,393,885	$3,278,266	$3,012,311	$2,510,847	$2,273,645	$1,701,015
Ceded	(734,896)	(724,583)	(588,638)	(482,450)	(365,258)	(264,785)
Net	$2,685,989	$2,553,683	$2,423,673	$2,028,397	$1,908,387	$1,436,230

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

8.   Reinsurance (Continued)

Reinsurance recoverable and the reserve for uncollectible reinsurance by segment as at December 31, 2005 and 2004 is:

	Year Ended December 31, 2005
	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Total
Reinsurance recoverable on paid losses	$16,236	$33,633	$49,869	$12,993	$62,862
Reinsurance recoverable on unpaid losses and loss expenses	405,366	974,760	1,380,126	90,719	1,470,845
Reserve for uncollectible reinsurance	—	(2,604)	(2,604)	(12,993)	(15,597)
Total reinsurance recoverable	$421,602	$1,005,789	$1,427,391	$90,719	$1,518,110
% of Reinsurance recoverable with Reinsurers rated A- or better *	99.7%	99.4%	99.5%	50.2%	96.5%

Of the reinsurance recoverable balance for Reinsurance 38.5% is fully collaterized.

	Year Ended December 31, 2004
	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Total
Reinsurance recoverable on paid losses	$11,760	$7,650	$19,410	$12,575	$31,985
Reinsurance recoverable on unpaid losses and loss expenses	43,894	461,355	505,249	62,259	567,508
Reserve for uncollectible reinsurance	—	(3,194)	(3,194)	—	(3,194)
Total reinsurance recoverable	$55,654	$465,811	$521,465	$74,834	$596,299
% of Reinsurance recoverable with Reinsurers rated A- or better *	100.0%	97.0%	97.4%	94.6%	97.0%

*                    Ratings as assigned by S&P and/or A.M. Best

9.   Derivative Instruments

a)               Insurance and Reinsurance Derivative Contracts

During the year ended December 31, 2005, the change in fair value of these contracts resulted in a net loss of $5.9 million (2004: $11.3 million net gain; 2003: $25.0 million net gain). The Company had no contracts outstanding as at December 31, 2005. Included in insurance and reinsurance premium balances receivable was a net asset relating to these contracts of $8.3 million as at

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

9.   Derivative Instruments (Continued)

December 31, 2004. The notional value of these contracts was $315.0 million as at December 31, 2004.

b)               Investment Derivatives

During the year ended December 31, 2005, the Company recorded realized and unrealized (losses) gains on foreign currency forward contracts in its investment portfolio of $7.3 million (2004: ($3.0) million; 2003: $0.5 million). As at December 31, 2005, the net contractual amount of these foreign currency forward contracts was $27.1 million (2004: $30.0 million; 2003: $3.8 million) with an unrealized loss of $0.2 million (2004:$0.1 million; 2003: $negligible).

With effect from July 1, 2003, the Company adopted FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. As a result, some of its mortgage-backed securities are required to be classified as derivatives and the unrealized gains (losses) associated with these securities that were previously recorded in accumulated other comprehensive gain (loss) are now recorded in net realized gains (losses). During the year ended December 31, 2005, the Company recorded realized and unrealized (losses) gains on mortgage-backed investment derivatives of ($0.4) million (2004: $0.3 million; 2003: $(5.5) million). As at December 31, 2005, the Company did not hold any mortgage-backed investment derivatives in its investment portfolio.

c)                Foreign Currency Derivatives

During the year ended December 31, 2005, the Company recorded realized and unrealized (losses) gains of $4.9 million (2004: $nil; 2003: $nil) on foreign currency forward contracts used to manage foreign currency exposures in the balance sheet. As at December 31, 2005, the net contractual amount of these foreign currency forward contracts was $59.9 million (2004: $nil; 2003: $nil) with an unrealized gain of $0.7 million (2004: $nil; 2003: $nil).

10.   Debt and Financing Arrangements

a)               Senior Notes

On November 15, 2004, the Company issued $500.0 million of senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $495.7 million. The Senior Notes bear interest at a rate of 5.75%, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the Senior Notes will mature on December 1, 2014. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intentions of calling the Senior Notes. The Senior Notes indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the Senior Note indenture at December 31, 2005. The market value of the Senior Notes at December 31, 2005 was $498.5 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

10.   Debt and Financing Arrangements (Continued)

Interest expense includes interest payable, amortization of the offering discount and amortization of debt offering expenses. The offering discount and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. For the year ended December 31, 2005, the Company incurred interest expense for the Senior Notes of $28.7 million (2004: $3.7 million). Interest payments commenced on June 1, 2005.

Future expected payments on the Senior Notes are as follows:

Year
2006	$28,750
2007	28,750
2008	28,750
2009	28,750
2010	28,750
Later years	612,604
Total	$756,354

b)               Credit Facilities

As at December 31, 2005, the Company had a $1.5 billion credit facility agreement with a syndicate of lenders replacing its previous $750 million credit facility. The credit agreement is an unsecured five-year facility that allows the Company and its operating subsidiaries to issue letters of credit up to the full amount of the facility and to borrow up to $500 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit agreement contains various loan covenants, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The facility also requires that the Company maintain 1) a minimum consolidated net worth of $2.0 billion plus (A) 25% of consolidated net income (if positive) of AXIS Capital for each semi-annual fiscal period ending on or after December 31, 2005 plus (B) an amount equal to 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period; and 2) a minimum debt to total capitalization ratio 0.35:1.0. The Company was in compliance with all covenants contained in the credit agreement at December 31, 2005. As at December 31, 2005, the Company had letters of credit of $685.1 million (2004: $421.7 million) outstanding. There was no debt outstanding under the credit facility as at December 31, 2005 or December 31, 2004.

11.   Commitments and Contingencies

a)               Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and reinsurance recoverable balances. The investment portfolio is managed by external advisors in accordance with prudent standards of diversification. Specific

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

11.   Commitments and Contingencies (Continued)

provisions limit the allowable holdings of a single issue and issuers. The Company did not have an aggregate exposure in a single entity, other than in U.S. Government and U.S. Government agency securities, of more than 2.0% of shareholders’ equity at December 31, 2005. Concentration of credit risk with respect to reinsurance recoverable balances is limited due to the number of reinsureds used on the Company’s reinsurance programs. As at December 31, 2005, four reinsurers accounted for 34.5% of reinsurance balances recoverable, one of which accounted for 13.2% of reinsurance balances recoverable. Of this percentage, 18.9 percentage points are with reinsurers rated A+ by A.M. Best, 6.7 percentage points are with reinsurers rated A by A.M. Best and 8.9 percentage points are with reinsurers rated A- by A.M. Best.

b)               Brokers

The Company produces its business through brokers and direct relationships with insurance companies. During the year ended December 31, 2005, three brokers accounted for approximately 52.1% (2004: 58.9%; 2003: 64.5%) of the total gross premiums written by the Company. Marsh, Inc. (including its subsidiary Guy Carpenter and Company) accounted for approximately 28.0% (2004: 30.2%; 2003: 33.7%), Aon Corporation for approximately 15.7% (2004: 19.3%; 2003: 19.3%) and Willis Group Holdings Ltd. for approximately 8.4% (2004: 9.4%; 2003: 11.5%). Each of these brokers is a large, well established company. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written in the years ended December 31, 2005, 2004 and 2003.

c)                Lease Commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the year ended December 31, 2005 was approximately $7,920 (2004: $7,139: 2003: $5,088).

Future minimum lease payments under the leases are expected to be as follows:

Year
2006	$10,149
2007	10,119
2008	9,832
2009	9,423
2010	9,188
Later years	36,139
Total minimum future lease commitments	$84,850

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

12.   Earnings Per Common Share

The following table sets forth the comparison of basic and diluted earnings per common share:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Basic earnings per common share
Net income available to common shareholders	$90,061	$494,998	$532,350
Weighted average common shares outstanding	143,225,774	152,553,677	144,262,881
Basic earnings per common share	$0.63	$3.24	$3.69
Diluted earnings per common share
Net income available to common shareholders	$90,061	$494,998	$532,350
Weighted average common shares outstanding	143,225,774	152,553,677	144,262,881
Share equivalents
Warrants	10,938,896	10,360,766	8,936,187
Options	2,052,545	2,173,949	1,847,847
Restricted Stock	1,306,737	787,431	643,848
Weighted average common shares outstanding—diluted	157,523,952	165,875,823	155,690,763
Diluted earnings per common share	$0.57	$2.98	$3.42

The following securities that would result in the issuance of common shares were not included in the computation of diluted earnings per common share because the effect would be antidilutive: 1,106,499, 1,664,500 and 113,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

13.   Shareholders’ Equity

a)               Authorized Shares

The authorized share capital is 800,000,000 common shares, par value of $0.0125 per share. The following table is a summary of changes in common shares issued and outstanding:

	December 31, 2005	December 31, 2004
Issued and outstanding shares, beginning of period	152,764,917	152,474,011
Shares issued	8,886,936	290,906
Shares repurchased	(12,783,094)	—
Issued and outstanding shares, end of period	148,868,759	152,764,917

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

13.   Shareholders’ Equity (Continued)

On April 21, 2004, the Company completed a secondary public offering of  20,000,000 common shares held by some founding shareholders at a price of $27.91 per share. On April 27, 2004, the Company completed a secondary public offering of 3,000,000 common shares to cover over-allotments. The Company did not sell any common shares or receive any proceeds in connection with these offerings.

On December 9, 2004, the Company announced that its Board had authorized the repurchase of up to $350.0 million of its common shares, and on February 16, 2005, the Company repurchased 12,783,094 common shares owned by initial investors at the formation of the Company pursuant to its repurchase program. The average purchase price was $27.38 per common share and the aggregate price was $350.0 million.

On March 14, 2005, the Company announced that its Board had authorized an additional repurchase of up to $150.0 million of its common shares under the Company’s share repurchase plan.

On November 21, 2005, the Company completed a common share offering of 6,800,000 shares at a price of $29.42 per share with aggregate net proceeds to the Company of $200.1 million.

b)               Series A and B Preferred Shares

On October 5, 2005, the Company issued $250.0 million of 7.25% series A preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. The Company may redeem the shares on and after October 15, 2010 at a redemption price of $25.00 per share.  Dividends on the series A preferred shares are non-cumulative. Consequently, if the board of directors does not authorize and declare a dividend for any dividend period, holders of the series A preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of series A preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on January 15, 2006, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.25% of the liquidation preference per annum.

On November 23, 2005, the Company issued $250.0 million of 7.50% series B preferred shares with a liquidation preference of $100.00 per share. The Company may redeem the shares on or after December 1, 2015 at a redemption price of $100.00 per share.  Dividends on the series B preferred shares if, as and when declared by our board of directors will be payable initially at a fixed rate per annum equal to 7.50% of the liquidation preference on the first day of March, June, September and December of each year, commencing on March 1, 2006, up to but not including December 1, 2015. Commencing on March 1, 2016, the dividend rate on the series B preferred shares will be payable at a floating rate. During a floating rate period, the floating rate per annum will be reset quarterly at a rate equal to 3.4525% plus the 3-month LIBOR Rate. Dividends on the series B preferred shares are non-cumulative. Consequently, if the board of directors does not declare a dividend for any dividend

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

13.   Shareholders’ Equity (Continued)

period, holders of the series B preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and will not be payable.

The holders of the series A and B preferred shares will have no voting rights except as described below. Whenever dividends payable on the series A and B preferred shares have not been declared by the board of directors and paid for an aggregate amount equivalent to six full quarterly dividends (whether or not consecutive) on all of the series A and B preferred shares or any class or series of parity stock then outstanding, the holders of the series A and B preferred shares, together with the holders of each such class or series of parity stock, will have the right, voting together as a single class regardless of class or series, to elect two directors to the Company’s board of directors. The Company will use its best efforts to effectuate the election or appointment of these two directors. Whenever dividends on the series A and B preferred shares and the parity stock then outstanding have been paid in full, or declared and sufficient funds have been set aside, for at least four dividend periods, the right of holders of the series A and B preferred shares and the parity stock to be represented by directors will cease (but subject always to the same provision for the vesting of such rights in the case of any future suspension of payments in an amount equivalent to dividends for six full dividend periods whether or not consecutive), and the terms of office of the additional directors elected or appointed to the board of directors will terminate.

c)                Share Warrants

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

As at December 31, 2005, 19,650,509 common shares (2004: 19,619,152; 2003: 19,690,692) would be issued pursuant to the warrants, if all warrants were exercised at an average price of $12.46 (2004: $12.48; 2003; $12.43). As at December 31, 2005, the Company had accrued $19.8 million (2004: $9.3 million) of cash dividends relating to the anti-dilution provision in respect of the warrants. The expiration date for the warrants is November 20, 2011.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

14.          Benefit Plans

(a)          Employee Benefit Plans

1)               Retirement Plans

The Company provides retirement benefits to eligible employees through various plans sponsored by the Company.

(i)             Defined contribution plans

The Company has several defined contribution plans that are managed externally pursuant to which employees and the Company contribute a percentage of the employee’s gross salary into the plan each month. During the year ended December 31, 2005, pension expenses totaled $6.7 million (2004: $6.0 million; 2003: $3.9 million).

(ii)         Defined benefit plans

Effective January 1, 2004, the Company implemented supplemental retirement plans (“SERPs”) for two executives. The SERP for Mr. Charman requires the Company to make annual payments to Mr. Charman upon his retirement for a period of 20 years. The benefits vest over a period of two years commencing in 2006. Commencing at age 56, Mr. Charman is entitled to an annual payment of $750,000 compounded by 3% annually for each year commencing from inception. The SERP for Mr. Butt requires the Company to make annual payments to Mr. Butt upon his retirement for a period of 10 years. The benefits vest over a period of two years commencing in 2006. Commencing at age 66, Mr. Butt is entitled to an annual payment of $250,000 compounded by 3% annually for each year commencing from inception. If either Mr. Charman or Mr. Butt dies, is permanently disabled or a change of control of the Company occurs, the remaining benefits under his plan are payable by the Company in a lump sum. The benefits received under the SERPs will be reduced by the benefits received by the executives under the Company’s Bermuda retirement plan. The measurement date of the plan was January 1, 2005. The plan was fully funded in January 2006.

The following table shows the components of expense for the years ended December 31, 2005 and 2004 and the amounts included in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2005 and 2004 for the Company’s supplemental retirement plans established for the benefit of the Company’s Chairman and its Chief Executive Officer and President.

	December 31, 2005	December 31, 2004
Components of pension expense
Amortization of prior service cost	$2,146	$2,146
Interest cost	683	643
Amortization of prior service cost	$2,829	$2,789

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

14.   Benefit Plans (Continued)

The weighted-average assumptions used to determine net periodic pension cost and benefit obligations were:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Discount rate	5.8%	6.0%
Expected return on plan assets	5.8%	6.0%

	December 31, 2005	December 31, 2004
Change in benefit obligation
Benefit obligation amendment	$11,371	$10,728
Interest cost	683	643
Actuarial loss	385	—
Benefit obligation at end of year	$12,439	$11,371
Reconciliation of Funded Status
Funded Status	$(12,439)	$(11,371)
Unrecognized prior service cost	6,436	8,582
Unrecognized loss	385	—
Accrued benefit income (cost)	$(5,618)	$(2,789)

As of December 31, 2005, the following benefit payments are expected to be paid:

Year ending December 31	Expected Payments
2006 - 2009	1,031
2010	1,062
2011 - 2015	5,809

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

(i)             Options

Options granted under the plan generally expire 10 years after the date of grant and generally vest ratably on an annual basis over three years from the date of grant. Exercise prices are established at the fair value of the Company’s common shares at the date of grant.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

14.   Benefit Plans (Continued)

Effective January 1, 2003, the Company adopted, prospectively, the fair value recognition provisions of FAS No. 123 “Accounting for Stock-Based Compensation (“SFAS No. 123”) for all stock options granted after January 1, 2003. During the year ended December 31, 2005, the Company expensed $5,193 (2004: $2,955; 2003: $425) related to the grant of options. The weighted average fair value of options granted during 2005 was $7,052 (2004: $7,331; 2003: $1,099). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: risk free interest rates of 4.19% (2004: 4.4%; 2003: 4.0%), expected life of 6.9 years (2004 and 2003: 7 years), a dividend yield of 2.45% (2004: 1.9%; 2003: 1.0) and an expected volatility of 21.92% (2004: 23%).

The following is a summary of stock options and related activity:

	Years Ended
	December 31, 2005		December 31, 2004		December 31, 2003
	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price
Outstanding—beginning of period	5,622,181	$16.38	4,623,512	$13.33	4,475,512	$13.03
Granted	1,269,834	28.01	1,079,000	29.48	210,000	20.01
Exercised	(653,881)	13.13	(52,997)	13.76	(13,333)	(12.50)
Forfeited	(183,670)	25.92	(27,334)	22.71	(48,667)	(13.10)
Outstanding—end of period	6,054,464	$18.99	5,622,181	$16.38	4,623,512	$13.33

The following table summarizes information about the Company’s stock options for options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number of Options	Average Exercise Price	Average Remaining Contractual Life	Number of Options	Average Exercise Price
$12.50-$13.75	2,822,297	$12.55	6.06	2,822,297	$12.55
$13.76-$15.00	927,334	14.50	6.95	927,334	14.50
$15.01-$16.25	75,334	16.25	7.42	41,333	16.25
$16.26-$25.65	79,000	25.53	7.83	52,667	25.53
$25.66-$29.62	2,150,499	$28.81	8.39	325,994	$29.61

(ii)         Restricted Stock

During the year ended December 31, 2005, 895,750 (2004: 550,500; 2003: 79,800) restricted common shares with a fair value of $24.6 million (2004: $16.3 million; 2003: $1.6 million) were awarded to employees of the Company and its subsidiaries and 171,600 restricted common shares

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

14.   Benefit Plans (Continued)

were cancelled (2004: 9,600; 2003: 36,000) bringing the total issued to date to 3,570,170 (2004: 2,674,420; 2003: 2,112,320). Of the total issued to date, 200,000 shares were awarded outside of the plan to an employee of the Company and vested immediately upon issuance. The other restricted shares generally vest three years after the date of grant or upon the employee’s earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the employee’s employment terminates prior to vesting. Compensation equivalent to the estimated fair market value at the date of grant is amortized over a three-year vesting period. During the year ended December 31, 2005, the Company expensed $19,965 (2004: $14,091; 2003: $8,185) in respect of restricted stock.

(iii)     Share Purchase Rights

The maximum number of shares that may be offered for purchase under the plan pursuant to share purchase rights is 1,200,000. Share purchase rights may only be granted to employees. In order to assist employees in purchasing shares pursuant to a grant of share purchase rights, the Company guaranteed full recourse loans secured by the shares purchased with the loan proceeds to employees who were not executive officers of the Company. At December 31, 2005, the maximum guaranteed amount was $4.7 million (2004: $ 4.7 million). During the year ended December 31, 2005, there were no share purchase rights exercisable for common shares (2004: nil; 2003: 583,240) awarded to employees of the Company and its subsidiaries. At December 31, 2005, 921,560 common shares were issued pursuant to outstanding share purchase rights and no unexercised share purchase rights were outstanding.

(b)          Director Benefit Plans

(i)             2004 Directors Long-Term Equity Compensation Plan

The Company has adopted a Directors Long-Term Equity Compensation Plan that provides for the grant of non-qualified stock options and stock awards (restricted and unrestricted) to non-employee directors of the Company. The maximum number of common shares with respect to which awards may be granted under the plan is 1,200,000. The plan is administered by the Board of Directors. In 2005 and 2004, the directors were awarded a grant of 8,000 stock options plus $20,000 worth of common shares pursuant to a restricted stock grant. In addition, directors may elect to receive their fees in common shares rather than cash. All awards are made at the fair market value of the common shares at the time of grant. As at December 31, 2005, 120,000 (2004: 72,000) stock options, 40,235 (2004: 32,625) common shares and 5,982 (2004: 3,798) restricted stock awards had been granted under the plan.

(ii)         2004 Directors Deferred Compensation Plan

The Company has an unfunded nonqualified deferred compensation plan that allows participating directors to elect (i) the amount, if any, of cash or stock as fees for services to be deferred and (ii) the form in which payment is to be made. Directors who choose to defer fees

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

14.   Benefit Plans (Continued)

otherwise payable in shares are credited a number of phantom stock units equal in amount to the number of shares of stock deferred. In the event a cash dividend is declared on the stock, the portion of the participant’s deferral account denominated in phantom share units is credited with additional phantom share units (or portions thereof). Directors who choose to defer fees otherwise payable in cash are credited with interest on their cash deferral at a rate for the year of deferral that is 100 basis points above the 12-month LIBOR rate for deposits of U.S. dollars. Generally, benefits are paid upon termination of service as a director. As at December 31, 2005, 38,068 (2004: 27,708) phantom share units had been issued under the plan.

15.          Related Party Transactions

The transactions listed below are classified as related party transactions, as each counterparty had or has had either a direct or indirect shareholding in the Company or has been a board member during any period covered by the financial statements.

AXIS Specialty entered into an advisory agreement in November 2001 with MMC Capital, Inc., which was assigned to Stone Point Capital LLC. (“Stone Point”). Under this agreement, Stone Point from time to time provides advice and assistance to the Company in connection with transactions and other matters as may be agreed by Stone Point and the Company. The agreement has a five year term during which AXIS Specialty pays an annual fee of $1.0 million. During the year ended December 31, 2005, AXIS Specialty incurred $1.0 million (2004: $1.0 million; 2003: $1.0 million) of fees and expenses to Stone Point pursuant to this agreement of which $250 (2004: $250) was included in accounts payable and accrued expenses.

AXIS Specialty entered into an agreement in November 2001 with The Putnam Advisory Company, L.L.C. (“Putnam”) under which Putnam was appointed as an investment manager of part of the Company’s investment portfolio. This agreement was entered into on an arms length basis on terms generally available in the market. During the year ended December 31, 2005, AXIS Specialty incurred $1,118 (2004: $716; 2003: $704) of fees pursuant to this agreement of which $288 (2004: $248; 2003: $176) was included in accounts payable and accrued expenses.

AXIS Specialty and AXIS Capital entered into agreements in November 2001 and December 2002 with J.P. Morgan Investment Management Inc. and its affiliates (“J.P. Morgan Investment Management”) under which J.P. Morgan Investment Management was appointed as an investment manager of part of the Company’s investment portfolio. These agreements were entered into on an arms length basis on terms available generally in the market. During the year ended December 31, 2005, AXIS Specialty incurred $638 (2004: $688; 2003: $530) of fees pursuant to these agreements of which $321 (2004: $178; 2003: $146) was included in accounts payable and accrued expenses.

During the year ended December 31, 2005, JPMorgan Chase Bank acted as administrative agent and lender for the Company’s syndicated credit facility. In addition, certain subsidiaries of the Company hold several bank accounts with JPMorgan Chase Bank. During the year ended

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

15.          Related Party Transactions (Continued)

December 31, 2005, the Company incurred fees in relation to these transactions of $1,642 (2004: $678; 2003: $678), of which $695 (2004: $37; 2003: $210) was included in accounts payable and accrued expenses.

During the year ended December 31, 2005, HSBC Bank USA acted as a lender for our syndicated credit facility. Some of our subsidiaries also hold several bank accounts with the Bank of Bermuda. During the year ended December 31, 2005, we incurred fees in connection with these transactions of $423 (2004: $134; 2003: $18), of which $55 (2004: $30) was included in accounts payable and accrued expenses.

The Company’s subsidiaries use Marsh & McLennan Companies, Inc (“Marsh”) and its subsidiaries for accounting and human resources consulting services and placement of insurance. During the year ended December 31, 2005, the Company incurred $613 (2004: $648; 2003: $1,172) in fees in connection with these transactions of which $0 (2004: $51) was included in accounts payable and accrued expenses. In addition, the Company pays brokerage and commissions to Marsh, which vary based on the amount of business produced. During the year ended December 31, 2005, the Company incurred $92.1 million (2004: $109.0 million; 2003: $86.1 million) in brokerage fees and commissions in connection with these transactions.

In connection with its initial public offering, the Company used the investment banking services of JP Morgan Securities and Credit Suisse First Boston LLC. For these services, they received fees of $1.9 million and $2.4 million, respectively. During the year ended December 31, 2004, J.P. Morgan Securities, Inc. and Credit Suisse First Boston LLC acted as underwriters in the Company’s secondary offering for which they received fees of $1.8 million and $1.2 million, respectively. In addition, in connection with the issuance of Senior Notes, the Company used the investment banking services of JP Morgan Securities for which they received fees of $1.1million. During the year ended December 31, 2005, J.P. Morgan Securities, Inc. and HSBC Bank USA acted as underwriters in connection with the Company’s series A and series B preferred shares issuance and each received fees of $129.

During the year ended December 31, 2005, the Company invested in various collateralized loan obligations. The collateral manager of three of these investments was Blackstone Debt Advisors L.P., who as collateral manager is entitled to management fees payable by the collateralized obligations in the ordinary course of business. An underwriter for some of these investments was an affiliate of Credit Suisse Boston LLC, who is entitled to underwriting fees in the ordinary course of business.

The Company invested in a fund of funds that is managed by Blackstone Alternative Asset Management, LP, who is entitled to management fees in the ordinary course of business. During the year ended December 31, 2005, estimated management fees paid were $0.3 million (2004: $nil).

In addition, the Company provides insurance in the ordinary course of business to various entities that are affiliated with some of its directors and with some of its principal shareholders. These transactions are negotiated on an arm’s length basis.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

16.          Taxation

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations thereunder. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes will apply.

The Company has operating subsidiaries and branch operations in Ireland, the United Kingdom and Switzerland and is subject to the relevant taxes in those jurisdictions.

Income tax (expense) recovery for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Current income tax expense	$32,133	$17,931	$8,306
Deferred income tax recovery	(26,066)	(12,491)	(8,984)
Total income tax expense (recovery)	$6,067	$5,440	$(678)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

16.          Taxation (Continued)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax asset (liability) are as follows:

	December 31, 2005	December 31, 2004
Deferred tax assets:
Discounting of loss reserves	$26,239	$14,248
Unearned premium	41,050	16,337
Other	17,617	4,644
Deferred tax asset, gross of valuation allowance	84,906	35,229
Valuation allowance	(5,774)	0
Deferred tax asset, net of valuation allowance	79,132	35,229
Deferred tax liabilities:
Deferred acquisition costs	(25,794)	(10,474)
Other	(2,464)	(3,108)
Deferred tax liability	(28,258)	(13,582)
Net deferred tax asset	$50,874	$21,647

The valuation allowance is primarily related to net unrealized losses on the Company’s fixed maturity investments. The Company believes it is necessary to establish a valuation allowance against the deferred tax asset arising from net unrealized losses on fixed maturity investments due to the inability to guarantee the reversal of these losses. The establishment of the valuation allowance related to the net unrealized losses has been recorded as a component of other comprehensive income consistent with the treatment of the net unrealized losses. Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The net deferred tax asset is included in other assets in the consolidated balance sheet.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

16.          Taxation (Continued)

The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2005, 2004 and 2003 is provided below:

	December 31, 2005	December 31, 2004	December 31, 2003
Expected tax provision at weighted average rate	$7,908	$9,341	$(2,244)
Permanent differences:
Non taxable income	(3,895)	(2,121)	(718)
State, local and other taxes	784	560	402
Non deductible expenses	429	379	350
Prior year adjustments	(51)	(2,242)	572
Valuation allowance	656	—	—
Other	236	(477)	960
Total tax (expense) recovery	$6,067	$5,440	$(678)

17.   Statutory Financial Information

The Company’s insurance and reinsurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Ireland and the United States. Statutory capital and surplus as reported to the relevant regulatory authorities for the principal operating subsidiaries of the Company as of December 31, 2005 and 2004 was as follows:

	Bermuda		Ireland		United States
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Required statutory capital and surplus	$881,627	$950,862	$60,580	$20,062	$179,355	$108,721
Actual statutory capital and surplus	$2,860,576	$2,316,971	$697,140	$733,400	$753,746	$707,658

The difference between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, certain net deferred tax assets, intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables. The Company’s U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a Company falls below the control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

17.   Statutory Financial Information (Continued)

The maximum dividends that may be paid by the Company’s U.S. insurance operations are restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of the Company’s U.S. insurance entities without prior regulatory approval is limited to unassigned surplus (statutory equivalent of retained earnings) and cannot exceed 10% of total statutory capital and surplus. At December 31, 2005, the maximum dividend that the Company’s U.S. insurance operations could pay without regulatory approval was approximately $15.0 million.

Except as noted for the U.S. operations, there are no other statutory restrictions on the payment of dividends from retained earnings by any of the Company’s subsidiaries as applicable minimum levels of statutory capital and surplus requirements have been met and all regulatory requirements and licensing rules complied with.

18.   Condensed Unaudited Quarterly Financial Data

	Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Gross premiums written	$1,198,699	$767,293	$794,571	$633,322
Net premiums earned	625,590	624,413	616,814	686,866
Net income (loss) available to common shareholders	151,799	172,845	(468,075)	233,492
Comprehensive income (loss)	89,490	221,984	(522,626)	214,839
Net income (loss) per common share—basic	$1.04	$1.23	$(3.32)	$1.61
Net income (loss) per common share—diluted	$0.95	$1.13	$(3.32)	$1.47

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Gross premiums written	$1,044,123	$629,319	$687,700	$651,169
Net premiums earned	471,248	486,403	521,798	548,948
Net income available to common shareholders	166,786	140,856	6,279	181,077
Comprehensive income	195,528	55,757	60,469	170,995
Net income per common share—basic	$1.09	$0.92	$0.04	$1.19
Net income per common share—diluted	$1.00	$0.84	$0.04	$1.09

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report on Internal Control Over Financial Reporting

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon that assessment, the Company’s management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005. Based upon that evaluation there were no change in its internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
of AXIS Capital Holdings Limited

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that AXIS Capital Holdings Limited and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects,

based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE
Hamilton, Bermuda

March 8, 2006

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2005 pursuant to Regulation 14A.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2005 pursuant to Regulation 14A.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2005 pursuant to Regulation 14A.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2005 pursuant to Regulation 14A.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2005 pursuant to Regulation 14A.

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
3.1

Certificate of Incorporation and Memorandum of Association of AXIS Capital (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1)(No. 333-103620) filed on April 16, 2003)

3.2	Bye-laws of AXIS Capital (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 1, 2005)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3)(No. 333-103620) filed on June 10, 2003)
4.2	Amended and Restated Series A Warrant for the Purchase of Common Shares (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)
4.3

Senior Indenture between AXIS Capital and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on November 15, 2004)

4.4

First Supplemental Indenture between AXIS Capital and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 15, 2004)

4.5

Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on October 4, 2005)

4.6

Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s current report on form 8-K filed on November 23, 2005)

*10.1

Amended and Restated Shareholders Agreement, dated December 31, 2002, among the Registrant and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003)

*10.2

Employment Agreement between John R. Charman and AXIS Specialty, dated as of December 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.3

Service Agreement between Michael A. Butt and AXIS Specialty, dated as of December 15, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.4

Service Agreement between Michael E. Morrill and AXIS Specialty U.S. Services, Inc., dated as of February 26, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 5, 2004)

*10.5

Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated as of February 6, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 5, 2004)

*10.6	Employment Agreement between Andrew Cook and AXIS Specialty, dated as of December 10, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 5, 2004)
*10.7	Employment Agreement between William A. Fischer and AXIS Specialty, dated as of November 26, 2001 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 5, 2004)
*10.8

Employment Agreement between John Gressier and AXIS Specialty Ireland, dated as of November 21, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 3)(No. 333-103620) filed on June 10, 2003)

*10.9

Employment Agreement between Richard Strachan and AXIS Specialty Ireland, dated as of November 21, 2002 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Amendment No. 3)(No. 333-103620) filed on June 10, 2003)

*10.10	Employment Agreement between John Murray and AXIS Specialty, dated as of October 15, 2004 (incorporated by reference to Exhibit 99.1 to the Company Form 8-K filed on October 19, 2004)
*10.11	Employment Agreement between Marshall F. Turner and AXIS Specialty U.S. Services Inc. dated as of January 1, 2004
*10.12	Employment Agreement between Karl Mayr and AXIS Re Limited dated as of November 12, 2003
*10.13

Separation Agreement between AXIS Specialty U.S. Services, Inc. and Ms. Lorraine S. Mariano dated as of May 9, 2005 and amended on December 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 14, 2005)

*10.14

Separation Agreement between AXIS Specialty Limited and Ms. Carol S. Rivers, dated as of February 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 23, 2006)

10.15

Credit Agreement dated August 25, 2005 among the Company, AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Ireland Limited, JP Morgan Chase Bank NA, as administrative agent and lender, and other lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s current report on Form 8-K filed on August 30, 2005)

*10.16	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 14.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 2)(No. 333-103620) filed on May 17, 2003)
*10.17	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003)

*10.18	2003 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Amendment No. 2)(No. 333-103620) filed on May 19, 2003)
*10.19

AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement of Form S-1 (Registration No. 333-113951) filed on April 6, 2004)

*10.20

Supplemental Executive Retirement Agreement between AXIS Specialty Limited and Michael A. Butt, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 5, 2004)

*10.21

Supplemental Executive Retirement Agreement between AXIS Specialty Limited and John R. Charman as of January 1, 2004 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 5, 2004)

*10.22	2006 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 14, 2005)
*10.23	2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 14, 2004)
*10.24

Form of Grant Letters under the 2003 Directors Long-Term Equity Compensation Plan and the 2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 15, 2004)

12.1	Computation of ratio of earnings to fixed charges and preference dividends
21.1	Subsidiaries of the registrant
23.1	Consent of Deloitte & Touche
24.1	Power of Attorney (included as part of signature pages hereto)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2006.

AXIS CAPITAL HOLDINGS LIMITED
By:	/s/ JOHN R. CHARMAN
John R. Charman
Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned directors and executive officers of AXIS Capital Holdings Limited, hereby severally constitute, Andrew Cook, John J. Murray and Clare E. Moran, and each of them singly, as our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2006.

Signature	Title
/s/ JOHN R. CHARMAN	Chief Executive Officer, President and Director
John R. Charman	(Principal Executive Officer)
/s/ ANDREW COOK	Chief Financial Officer
Andrew Cook	(Principal Financial Officer)
/s/ CLARE E. MORAN	Executive Vice President and Controller
Clare E. Moran	(Controller)
/s/ MICHAEL A. BUTT	Director
Michael A. Butt
/s/ CHARLES A. DAVIS	Director
Charles A. Davis

/s/ ROBERT L. FRIEDMAN	Director
Robert L. Friedman
/s/ W. THOMAS FORRESTER	Director
W. Thomas Forrester
/s/ DONALD J. GREENE	Director
Donald J. Greene
/s/ JURGEN GRUPE	Director
Jurgen Grupe
/s/ MAURICE A. KEANE	Director
Maurice A. Keane
/s/ HENRY SMITH	Director
Henry Smith
/s/ FRANK J. TASCO	Director
Frank J. Tasco

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited

We have audited the consolidated financial statements of AXIS Capital Holdings and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 8, 2006; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE
/s/ Hamilton, Bermuda
March 8, 2006

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

BALANCE SHEET

As at December 31, 2005 and 2004
(Expressed in thousands of U.S. Dollars)

	December 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$54,782	$79,861
Investments at fair value	—	50,839
Investment in subsidiaries	4,331,592	3,481,813
Intercompany (payable) receivable	—	122,547
Other assets	3,469	3,209
Total Assets	$4,389,843	$3,738,269
Liabilities
Accounts payable	$28,348	$14,182
Intercompany payable	272,300	—
Debt	499,046	498,938
Total Liabilities	799,694	513,120
Shareholders’ Equity
Series A Preferred Shares	125	—
Series B Preferred Shares	31	—
Common Shares	1,861	1,910
Additional paid-in capital	2,386,200	2,017,144
Retained earnings	1,201,932	1,206,095
Total Shareholders’ Equity	3,590,149	3,225,149
Total Liabilities & Shareholders’ Equity	$4,389,843	$3,738,269

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

STATEMENT OF OPERATIONS

For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenue
Equity in net earnings of subsidiaries	$124,064	$499,898	$536,689
Net investment income	1,754	506	799
Realized gains (losses)	(33)	—	542
Expenses
General and administrative expenses	2,142	1,679	5,680
Financing expense	29,203	3,727	—
Income before income taxes	94,440	494,998	532,350
Income Taxes	—	—	—
Net Income	94,440	494,998	532,350
Preferred share dividends	(4,379)	—	—
Net Income available for common shareholders	90,061	494,998	532,350

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

STATEMENT OF COMPREHENSIVE INCOME

For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net Income	$94,440	$494,998	$532,350
Unrealized gains (losses) arising during the year	—	—	—
Adjustment for re-classification of (gains) losses realized in income	—	—	—
Comprehensive income	$94,440	$494,998	$532,350

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

STATEMENT OF CASH FLOWS

For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Cash flows provided by operating activities:
Net income	$94,440	$494,998	$532,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) Amortization of discounts on investments	(172)	(51)	140
Amortization of deferred debt expenses	453	56	—
Losses (gains) on sale of investments	33	—	(542)
Amortization of deferred compensation and option expense	25,553	17,403	8,637
Accrued interest receivable	—	—	378
Intercompany receivable	122,547	(98,687)	(23,860)
Intercompany payable	272,300	—	(11,218)
Other assets	(605)	(29)	34
Accounts payable	9,787	13,921	261
Equity in net earnings of subsidiaries	(124,064)	(499,898)	(536,689)
Total adjustments	305,832	(567,285)	(562,859)
Net cash used in operating activities	400,272	(72,287)	(30,509)
Cash flows provided by (used in) investing activities:
Dividend from subsidiary	20,926	20,000	149,900
(Purchases) sales of fixed maturities and short-term investments	50,978	(50,788)	64,453
Investment in subsidiaries	(746,641)	(254,000)	(543,650)
Net cash provided by (used in) investing activities	(674,737)	(284,788)	(329,297)
Cash flows provided by (used in) financing activities:
Repurchase of common shares, net	(350,000)	—	—
Issue of common shares, net	204,046	(986)	330,488
Issue of preferred shares, net	489,564	—	—
Issue of debt, net	—	495,714	—
Dividends paid to common shareholders	(94,224)	(78,250)	(10,802)
Net cash provided by financing activities	249,386	416,478	319,686
Increase (decrease) in cash and cash equivalents	(25,079)	59,403	(40,120)
Cash and cash equivalents—beginning of period	79,861	20,458	60,578
Cash and cash equivalents—end of period	$54,782	$79,861	$20,458

SCHEDULE III

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY INSURANCE INFORMATION

For the years ended December 31, 2005, 2004, and 2003
(Expressed in thousands of U.S. Dollars)

Year ended December 31, 2005

	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Global Insurance	$62,065	$1,500,652	$657,264	$748,015		$492,667	$97,938	$649,703	$36,794
U.S. Insurance	17,286	1,563,489	543,018	453,534		390,140	21,062	518,064	80,909
Total Insurance	79,351	3,064,141	1,200,282	1,201,549		882,807	119,000	1,167,767	117,703
Reinsurance	117,037	1,679,197	560,185	1,352,134		1,168,322	218,383	1,491,222	48,410
Not allocated to segments	—	—	—	—	256,712	—	—	—	79,176
Total	$196,388	$2,743,338	$1,760,467	$2,553,683	$256,712	$2,051,129	$337,383	$2,685,989	$245,289

Year ended December 31, 2004

	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Global Insurance	$102,660	$881,897	$767,920	$796,566		$451,724	$124,953	$933,198	$35,052
U.S. Insurance	14,642	760,596	447,087	349,287		234,746	10,779	430,087	71,482
Total Insurance	117,302	1,642,493	1,215,007	1,145,853		686,470	135,732	1,363,285	106,534
Reinsurance	93,780	762,067	429,764	882,544		559,774	144,836	1,060,388	41,662
Not allocated to segments	—	—	—	—	152,072	—	—	—	44,394
Total	$211,082	$2,404,560	$1,644,771	$2,028,397	$152,072	$1,246,244	$280,568	$2,423,673	$192,590

Year ended December 31, 2003

	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Global Insurance	$81,197	$481,729	$586,887	$763,339		$387,953	$99,458	$939,908	$15,901
U.S. Insurance	1,996	223,765	311,114	168,252		108,497	2,645	314,100	18,485
Total Insurance	83,193	705,494	890,001	931,591		496,450	102,103	1,254,008	34,386
Reinsurance	53,088	287,352	245,446	504,639		237,569	84,194	654,379	9,029
Not allocated to segments	—	—	—	—	73,961	—	—	—	94,589
Total	$136,281	$992,846	$1,143,447	$1,436,230	$73,961	$734,019	$186,297	$1,908,387	$138,004

(1)          Investment income is not allocated to the Company’s segments as the invested assets are managed centrally.

SCHEDULE IV

AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. Dollars)

	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET
Year ended December 31, 2005	$1,533	$735	$1,861	$2,659	70%
Year ended December 31, 2004	$1,461	$589	$1,552	$2,424	64%
Year ended December 31, 2003	$1,162	$365	$1,111	$1,908	58%

SCHEDULE VI

AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY / CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. Dollars)

Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Net Losses and Loss Expenses Incurred in Current Year	Net Losses and Loss Expenses Incurred in Prior Year	Net Paid Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2005	$196,388	$2,743,338	$1,760,467	$2,553,683	$256,712	$2,434,125	$(382,996)	$620,833	$337,383	$245,289	$2,685,989
2004	$211,082	$2,404,560	$1,644,771	$2,028,397	$152,072	$1,427,956	$(181,712)	$311,250	$280,568	$192,590	$2,423,673
2003	$136,281	$992,846	$1,143,447	$1,436,230	$73,961	$789,807	$(55,788)	$89,410	$186,297	$138,004	$1,908,387