Form 10-Q
period 2006-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2006-05-05
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 1, 2006 there were 151,892,527 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as at March 31, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations for the Quarters Ended March 31, 2006 and March 31, 2005
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Quarters Ended March 31, 2006 and March 31, 2005

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Quarters Ended March 31, 2006 and March 31, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2006 and March 31, 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2006 and December 31, 2005
(Expressed in thousands of U.S. dollars, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$1,511,619	$1,280,990
Fixed maturity investments at fair market value (Amortized cost 2006: $6,186,694; 2005: $6,090,998)	6,047,556	6,012,425
Other investments	543,866	409,504
Accrued interest receivable	58,602	59,784
Securities lending collateral	984,847	998,349
Insurance and reinsurance premium balances receivable	1,316,318	1,026,975
Deferred acquisition costs	266,566	196,388
Prepaid reinsurance premiums	295,215	281,579
Reinsurance recoverable balances	1,347,204	1,455,248
Reinsurance recoverable balances on paid losses	128,302	62,862
Intangible assets	36,056	37,013
Other assets	119,504	104,859
Total Assets	$12,655,655	$11,925,976

Liabilities
Reserve for losses and loss expenses	$4,813,516	$4,743,338
Unearned premiums	2,132,841	1,760,467
Insurance and reinsurance balances payable	311,933	314,232
Accounts payable and accrued expenses	84,357	101,179
Securities lending payable	982,499	995,287
Net payable for investments purchased	186,208	76
Debt	499,073	499,046
Total Liabilities	9,010,427	8,413,625

Shareholders’ Equity
Share Capital
Series A Preferred shares (issued and outstanding 2006: 10,000,000; 2005: 10,000,000)	125	125
Series B Preferred shares (issued and outstanding 2006: 2,500,000; 2005: 2,500,000)	31	31
Common shares (issued and outstanding 2006: 149,752,565; 2005: 148,868,759)	1,872	1,861
Additional paid-in capital	2,405,448	2,386,200
Accumulated other comprehensive loss	(134,238)	(77,798)
Retained earnings	1,371,990	1,201,932
Total Shareholders’ Equity	3,645,228	3,512,351

Total Liabilities & Shareholders’ Equity	$12,655,655	$11,925,976

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters ended March 31, 2006 and 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters ended
	March 31, 2006	March 31, 2005
Revenues
Gross premiums written	$1,164,740	$1,198,699
Premiums ceded	(172,412)	(136,628)
Change in unearned premiums	(358,734)	(436,481)
Net premiums earned	633,594	625,590

Net investment income	93,568	52,758
Net realized losses	(10,929)	(1,393)
Other insurance related income (loss)	624	(68)
Total revenues	716,857	676,887
Expenses
Net losses and loss expenses	358,658	344,290
Acquisition costs (related party 2006: $26,673; 2005: $32,945)	89,704	91,301
General and administrative expenses	55,411	54,302
Foreign exchange (gains) losses	(9,264)	23,418
Interest expense	8,085	8,078
Total expenses	502,594	521,389

Income before income taxes	214,263	155,498
Income tax expense	(9,447)	(3,699)
Net income	204,816	151,799
Preferred share dividends	(9,631)	—
Net income available to common shareholders	$195,185	$151,799

Weighted average common shares and common share equivalents — basic	149,314,313	146,635,717

Weighted average common shares and common share equivalents outstanding - diluted	163,554,990	160,429,657

Net income per common share - basic	$1.31	$1.04

Net income per common share - diluted	$1.19	$0.95

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters ended March 31, 2006 and 2005
(Expressed in thousands of U.S. dollars)

	Quarters ended
	March 31, 2006	March 31, 2005
Net income	$204,816	$151,799
Other comprehensive income, net of tax
Unrealized losses arising during the period	(63,686)	(58,066)
Adjustment for re-classification of losses (gains) realized in income	7,246	(4,243)
Comprehensive income	$148,376	$89,490

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
For the Quarters ended March 31, 2006 and 2005
(Expressed in thousands of U.S. dollars)

	March 31, 2006	March 31, 2005
Preferred Shares
Balance at beginning and end of period	$156	$—
Common Shares
Balance at beginning of period	$1,861	$1,910
Issued during period	11	2
Repurchased during period	—	(160)
Balance at end of period	1,872	1,752
Additional paid-in capital
Balance at beginning of period	2,386,200	2,017,144
Shares issued during period, net of costs	272	(152)
Repurchased during period	—	(349,840)
Stock option exercise	12,876	187
Stock option expense	442	1,103
Stock compensation expense	5,658	4,967
Balance at end of period	2,405,448	1,673,409
Accumulated other comprehensive income (loss)
Balance at beginning of period	(77,798)	12,915
Change in unrealized losses	(57,496)	(68,249)
Change in deferred taxes	1,056	5,940
Balance at end of period	(134,238)	(49,394)
Retained earnings
Balance at beginning of period	1,201,932	1,206,095
Preferred shares dividend	(9,631)	—
Common share dividends	(25,127)	(21,639)
Net income for period	204,816	151,799
Balance at end of period	1,371,990	1,336,255
Total Shareholders’ Equity	$3,645,228	$2,962,022

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters ended March 31, 2006 and 2005
(Expressed in thousands of U.S. dollars)

	Quarters ended
	March 31, 2006	March 31, 2005
Cash flows provided by operating activities:
Net income	$204,816	$151,799
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses on sales of investments	8,114	1,393
Change in carrying value of other investments	(10,506)	896
Net amortization on fixed maturities	7,518	7,511
Amortization of deferred compensation and option expense	6,100	6,070
Amortization of intangible assets	957	887
Amortization of deferred debt expenses	113	163
Accrued interest receivable	1,182	6,126
Insurance and reinsurance premium balances receivable	(289,343)	(395,074)
Deferred acquisition costs	(70,178)	(66,387)
Prepaid reinsurance premiums	(13,636)	(1,126)
Reinsurance recoverable balances	108,044	(44,689)
Reinsurance recoverable balances on paid losses	(65,440)	(115)
Other assets	(13,675)	(15,885)
Reserve for losses and loss expenses	70,178	314,687
Unearned premiums	372,374	437,606
Insurance and reinsurance balances payable	(2,299)	39,154
Accounts payable and accrued expenses	(18,328)	913
Total adjustments	91,175	292,130
Net cash provided by operating activities	295,991	443,929
Cash flows provided by (used in) investing activities:
Purchases of available-for-sale securities	(1,092,458)	(1,247,259)
Sales and maturities of available-for-sale securities	1,172,473	1,336,399
Other investments, net	(126,000)	(50,000)
Net cash used in provided by investing activities	(45,985)	39,140
Cash flows provided by (used in) financing activities:
Common share dividends	(22,403)	(19,370)
Preferred share dividends	(10,134)	—
Repurchase of shares, net	—	(350,000)
Issue of common shares, net	13,160	37
Net cash used in financing activities	(19,377)	(369,333)
Increase in cash and cash equivalents	230,629	113,736
Cash and cash equivalents — beginning of period	1,280,990	632,329
Cash and cash equivalents — end of period	$1,511,619	$746,065
Supplemental disclosures of cash flow information:
Income taxes paid	$8,276	$1,812
Interest paid	$—	$—

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except share and per share amounts)

1. Basis of Preparation and Consolidation

These unaudited condensed consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (together, the “Company”) and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s condensed consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, reinsurance recoverable balances, and the estimation of fair values for derivative contracts. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2006.

2. New Accounting Pronouncements

There were no new accounting pronouncements issued during the quarter which impacted the Company.

3. Benefit plans

(a) Employee Benefit Plans

1)  Retirement Plans

The Company provides retirement benefits to eligible employees through various plans sponsored by the Company.

(i) Defined contribution plans

The Company has several defined contribution plans that are managed externally pursuant to which employees and the Company contribute on a monthly basis. During the quarter ended March 31, 2006, pension expenses totaled $1.6 million (March 31, 2005: $1.5 million).

(ii)  Defined benefit plans

Effective January 1, 2004, the Company implemented supplemental retirement plans (“SERPs”) for two executives. The SERP for Mr. Charman requires the Company to make annual payments to Mr. Charman upon his retirement for a period of 20 years. The benefits vest over a period of two years commencing in 2006. Commencing at age 56, Mr. Charman is entitled to an annual payment of $750,000 compounded by 3% annually for each year commencing from inception. The SERP for Mr. Butt requires the Company to make annual payments to Mr. Butt upon his retirement for a period of 10 years. The benefits vest over a period of two years commencing in 2006. Commencing at age 66, Mr. Butt is entitled to an annual payment of $350,000 compounded by 3% annually for each year commencing from inception. If either Mr. Charman or Mr. Butt dies, is permanently disabled or a change of control of the Company occurs, the remaining benefits under his plan are payable by the Company in a lump sum. The benefits received under the SERPs will be reduced by the benefits received by the executives under the Company’s Bermuda retirement plan. The measurement date of the plan was January 1, 2005. The plan was fully funded in January 2006.

The following table shows the components of expense for the quarters ended March 31, 2006 and 2005 and the amounts included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005 for the Company’s SERPs:

	Quarters ended
	March 31, 2006	March 31, 2005
Components of pension expense
Amortization of prior service cost	$574	$536
Interest cost	184	171
Expected return on plan assets	(179)	—
Pension expense	$579	$707

The weighted-average assumptions used to determine net periodic pension cost and benefit obligations were:

	Quarters ended
	March 31, 2006	March 31, 2005
Discount rate	5.75%	5.75%
Expected return on plan assets	5.75%	5.75%

	March 31, 2006	December 31, 2005
Changes in plan assets
Fair value of plan assets at beginning of period	$—	$—
Expected return on plan assets	179	—
Employer contribution	12,439	—
Fair value of plan assets at end of period	$12,618	$—

	March 31, 2006	December 31, 2005

Components of benefit obligation
Benefit obligation at beginning of period	$12,439	$11,371
Interest cost	184	683
Amendments	379	385
Benefit obligation at end of period	$13,002	$12,439

Reconciliation of Funded Status
Funded Status	$—	$(12,439)
Unrecognized loss	385	385
Unrecognized prior service cost	5,862	6,436
Net amount recognized at end of period	$6,247	$(5,618)

2) Long Term Equity Compensation Plan

The Company has adopted a Long-Term Equity Compensation Plan (“LTEC”) that provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share and performance unit awards and share purchase rights. The maximum number of common shares with respect to which awards may be granted under the plan is 14,855,192, of which 1,200,000 are available for issuance pursuant to share purchase rights and of which 13,655,192 are available for issuance under all other awards. The plan is administered by the Compensation Committee of the Board of Directors.

Effective January 1, 2006, the Company adopted, prospectively, the fair value recognition provisions of FAS No. 123 (revised) “Share-Based Payments (“FAS No. 123 (R)”) for all stock options and restricted shares that were outstanding on January 1, 2006 that are granted or subsequently modified or cancelled. Compensation expense for stock options and for restricted stock awards granted to employees is recorded over the vesting period using the fair value method.

The Company adopted FAS No. 123 (R) effective January 1, 2006 by applying the modified prospective approach. The modified prospective approach requires FAS No. 123 (R) to be applied to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified or cancelled. The compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with FAS No. 123 (R). Prior periods have not been restated to reflect the adoption of the new standard. The adoption of FAS No. 123 (R) did not have a significant impact on net income and basic and diluted earnings per share for the three months ended March 31, 2006. In addition, the Company receives a tax deduction for certain stock option exercises in the period of exercise; in accordance with FAS No. 123 (R), the condensed consolidated statement of cash flows for the three months ended March 31, 2006 includes tax benefits of $554 on exercise of stock options as a financing cash flow.

On January 1, 2003, the Company adopted FAS No. 123 by applying the prospective method permitted under FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Prior to 2003, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to all of its stock-based compensation prior to January 1, 2003.

		Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Net income available to common shareholders, as reported		$195,185	$151,799
Add:	Stock-based employee compensation expense included in net income, net of related tax
	effects	5,218	5,057
Deduct:	Total stock-based employee compensation expense determined under fair value based
	methods for all awards, net of related tax effects	(5,218)	(5,236)
Pro-forma net income available to common shareholders		$195,185	$151,620
Earnings per common share:

	Basic—as reported	$1.31	$1.04

	Basic—pro-forma	$1.31	$1.03

	Diluted—as reported	$1.19	$0.95

	Diluted—pro-forma	$1.19	$0.95

(i) Options

Options granted under the plan generally expire 10 years after the date of grant and generally vest ratably on an annual basis over three years from the date of grant. Exercise prices are established at the fair value of the Company’s common shares at the date of grant. Upon exercise, new shares are issued by the Company.

During the quarter ended March 31, 2006, the Company expensed $417 (quarter ended March 31, 2005: $1,055) related to the grant of options and realized a tax benefit of $568 (quarter ended March 31, 2005: $178). At March 31, 2006, there was $2,432 of unrecognized compensation cost related to options which is expected to be recognized over the weighted average period of 1 year. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $8,728 (year ended December 31, 2005: $10,258) and the Company received proceeds of $12,567 (year ended December 31, 2005: $8,585). The total intrinsic value of options vested at March 31, 2006, was $57,610 (year ended December 31, 2005: $69,886). The fair value of options granted during 2006 was $213 (year ended December 31, 2005: $6,413). The grants in 2006 reflect modifications to grants made in prior years to an employee pursuant to the severance agreement filed in an 8-K with the SEC on February 23, 2006. The earlier grants were deemed cancelled and new grants issued at the new terms. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006: risk free interest rates of 4.6% (2005: 4.2%), expected life of 0 years (2005: 7 years), a dividend yield of 1.7% (2005: 2.5%) and an expected volatility of 20% (2005: 22%). The Company has elected to use the simplified method of calculating the expected life of the options, which is the average of the vesting period and the expiry period.

The following is a summary of stock options granted under the LTEC and related activity:

	Quarter ended March 31, 2006		Year ended December 31, 2005
	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price
Outstanding—beginning of period	6,054,464	$18.99	5,622,181	$16.38
Granted	45,000	26.90	1,269,834	28.01
Exercised	(687,282)	18.29	(653,881)	13.13
Forfeited	(57,833)	27.32	(183,670)	25.92
Outstanding—end of period	5,354,349	$19.06	6,054,464	$18.99

The following table summarizes information about the Company’s stock options for options granted under the LTEC and outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number of Options	Average Exercise Price	Average Remaining Contractual Life	Number of Options	Average Exercise Price
$12.50-$13.75	2,622,347	$12.55	5.83	2,622,347	$12.55
$13.76-$15.00	671,000	14.50	6.70	671,000	14.50
$15.01-$16.25	55,334	16.25	7.17	55,334	16.25
$16.26-$25.65	59,000	25.54	7.58	39,334	25.54
$25.66-$29.62	1,946,668	$28.80	8.14	1,023,219	$29.06

(ii) Restricted Stock

The fair value of restricted share grants is determined using the closing price of the Company’s shares on the New York Stock Exchange on the day prior to the grant, with grants generally vesting three years after the date of grant or upon the employee’s earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the employee’s employment terminates prior to vesting. Compensation cost equivalent to the estimated fair market value at the date of grant for the number of shares expected to fully vest is amortized over a three-year vesting period.  As of March 31, 2006, there was $44,721 of unrecognized compensation cost related to these awards which is expected to be recognized over the weighted average period of 2 years. The total fair value of shares vested during the quarter ended March 31, 2006 was $2,387 (year ended 2005: $25,699). During the quarter ended March 31, 2006, the Company expensed $5,587 (quarter ended March 31, 2005: $4,885) in respect of restricted stock, and recorded tax benefits thereon of $867 (quarter ended March 31, 2005: $835).

The following is a summary of restricted stock granted under the LTEC and related activity:

	March 31, 2006		December 31, 2005
	Number of Shares	Average Grant-Date Fair Value	Number of Shares	Average Grant-Date Fair Value
Nonvested —beginning of period	1,175,750	$28.40	2,126,700	$17.36
Awarded	1,249,500	31.06	898,750	28.35
Vested	(86,000)	27.75	(1,723,300)	14.91
Forfeited	(69,750)	28.16	(126,400)	26.18
Nonvested—end of period	2,269,500	$29.89	1,175,750	$28.40

The grants in 2006 include modifications to grants made in prior years to employees pursuant to the severance agreements. The earlier grants were deemed cancelled and new grants issued at the new terms.

(iii)         Share Purchase Rights

The maximum number of shares that may be offered for purchase under the plan pursuant to share purchase rights is 1,200,000. Share purchase rights may only be granted to employees. In order to assist employees in purchasing shares pursuant to a grant of share purchase rights, the Company guaranteed full recourse loans secured by the shares purchased with the loan proceeds to employees who were not executive officers of the Company. At March 31, 2006, the maximum guaranteed amount was $4,700 (December 31, 2005: $4,700). During the three months ended March 31, 2006, there were no share purchase rights exercisable for common shares (December 31, 2005: nil) awarded to employees of the Company and its subsidiaries. At March 31, 2006, 921,560 common shares were issued pursuant to outstanding share purchase rights and there were no unexercised share purchase rights outstanding.

(b)           Director Benefit Plans

 (i)           2004 Directors Long-Term Equity Compensation Plan

The Company has adopted a Directors Long-Term Equity Compensation Plan (“DLTECP”) that provides for the grant of non-qualified stock options and stock awards (restricted and unrestricted) to non-employee directors of the Company. The maximum number of common shares with respect to which awards may be granted under the plan is 1,200,000. The plan is administered by the Compensation Committee of the Board of Directors.

(i)            Options

Options granted under the plan generally expire 10 years after the date of grant and generally vest ratably on an annual basis over three years from the date of grant. Exercise prices are established at the fair value of the Company’s common shares at the date of grant. Upon exercise, new shares are issued by the Company.

During the quarter ended March 31, 2006, the Company expensed $25 (quarter ended March 31, 2005: $48) related to the grant of options. At March 31, 2006, there was $107 of unrecognized compensation cost related to options which is expected to be recognized over the weighted average period of 1 year. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $94 (December 31, 2005: $nil) and the Company received proceeds of $318 (year ended December 31, 2005: $nil) and realized a tax benefit of $nil (year ended December 31, 2005: $nil). The total intrinsic value of options vested at March 31,

2006, was $1,410 (December 31, 2005: $343). There were no option grants during the three months ended March 31, 2006, and the fair value of options granted during 2005 was $257. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: risk free interest rates of 4.2%, expected life of 7 years, a dividend yield of 2.5% and an expected volatility of 22%. The Company has elected to use the simplified method of calculating the expected life of the options, which is the average of the vesting period and the expiry period.

The following is a summary of stock options granted under the DLTECP and related activity:

	Quarter ended March 31, 2006		Year ended December 31, 2005
	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price
Outstanding—beginning of period	120,000	$25.19	72,000	$23.68
Granted	—	—	48,000	27.45
Exercised	(13,332)	23.84	—	—
Outstanding—end of period	106,668	$25.36	120,000	$25.19

The following table summarizes information about the Company’s stock options granted under the DLTECP and for options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number of Options	Average Exercise Price	Average Remaining Contractual Life	Number of Options	Average Exercise Price
$15.01-$16.25	26,667	$16.25	6.84	26,667	$16.25
$25.66-$29.62	80,001	$28.39	8.41	34,668	$28.79

(ii)           Restricted Stock

The fair value of restricted share grants is determined using the closing price of the Company’s shares on the New York Stock Exchange on the day prior to the grant, with grants generally vesting six months after the date of grant or upon the director’s earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the director resigns prior to vesting. Compensation cost equivalent to the estimated fair market value at the date of grant for the number of shares expected to fully vest is amortized over a six-month vesting period.  As of March 31, 2006, there was $97 of unrecognized compensation cost related to these awards which is expected to be recognized in the second quarter of 2006. The total fair value of shares vested during the quarter ended March 31, 2006 was $nil (year ended December 31, 2005: $120). During the quarter ended March 31, 2006, the Company expensed $70 (quarter ended March 31, 2005: $57) in respect of restricted stock, and recorded no tax benefits.

The following is a summary of restricted stock granted under the DLTECP and related activity:

	Quarter ended March 31, 2006		Year ended December 31, 2005
	Number of Shares	Average Grant-Date Fair Value	Number of Shares	Average Grant-Date Fair Value
Nonvested —beginning of period	—	$—	—	$—
Awarded	5,590	31.31	4,368	27.45
Vested	—	—	(4,368)	27.45
Nonvested—end of period	5,590	$31.31	—	$—

In addition, directors may elect to receive their fees in common shares rather than cash. As at March 31, 2005, 43,912 (December 31, 2005: 40,235) common shares had been granted under the plan in lieu of fees. All awards are made at the fair market value of the common shares at the time of the grant.

(ii)           2004 Directors Deferred Compensation Plan

The Company has an unfunded nonqualified deferred compensation plan that allows participating directors to elect (i) the amount, if any, of cash or stock as fees for services to be deferred and (ii) the form in which payment is to be made. Directors who choose to defer fees otherwise payable in shares are credited a number of phantom stock units equal in amount to the number of shares of stock deferred. In the event a cash dividend is declared on the stock, the portion of the participant’s deferral account denominated in phantom share units is credited with additional phantom share units (or portions thereof). Directors who choose to defer fees otherwise payable in cash are credited with interest on their cash deferral at a rate for the year of deferral that is 100 basis points above the 12-month LIBOR rate for deposits of U.S. dollars. Generally, benefits are paid upon termination of service as a director. As at March 31, 2006, 35,657 (December 31, 2005:  31,411) phantom share units had been issued under the plan in lieu of fees, and 10,001 (December 31, 2005: 6,657) had been issued in lieu of restricted shares.

4.             Segment Information

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

Global insurance provides specialty lines coverage, predominantly through the London broker network. The product lines in this segment are property, marine, terrorism and war risk, aviation and aerospace, political risk, professional lines and other specialty.

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

The following tables summarize the underwriting results, income before income taxes, ratios and the reserves for losses and loss expenses for the Company’s reportable operating segments and sub-segments for the quarters ended March 31, 2006 and 2005.

Quarter ended March 31, 2006

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$209,798	$227,252	$437,050	$727,690	$—	$1,164,740
Net premiums written	157,186	117,964	275,150	717,178	—	992,328
Net premiums earned	185,199	137,514	322,713	310,881	—	633,594
Other insurance related income	—	624	624	—	—	624
Net losses and loss expenses	(80,439)	(75,731)	(156,170)	(202,488)	—	(358,658)
Acquisition costs	(27,389)	(10,067)	(37,456)	(52,248)	—	(89,704)
General and administrative expenses.	(9,868)	(23,187)	(33,055)	(10,714)	—	(43,769)
Underwriting income	67,503	29,153	96,656	45,431	—	142,087
Corporate expenses					(11,642)	(11,642)
Net investment income					93,568	93,568
Realized losses on investments					(10,929)	(10,929)
Foreign exchange gains					9,264	9,264
Interest expense					(8,085)	(8,085)
Income before income taxes						$214,263

Net loss and loss expense ratio	43.4%	55.1%	48.4%	65.1%		56.6%
Acquisition cost ratio	14.8%	7.3%	11.6%	16.8%		14.2%
General and administrative expense ratio	5.3%	16.9%	10.2%	3.4%	1.8%	8.7%
Combined ratio	63.5%	79.3%	70.2%	85.3%	1.8%	79.5%

Reserve for losses and loss expenses	$1,525,522	$1,561,622	$3,087,144	$1,726,372	$ n/a	$4,813,516

Quarter ended March 31, 2005

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$252,323	$176,926	$429,249	$769,450	—	$1,198,699
Net premiums written	203,430	91,232	294,662	767,409	—	1,062,071
Net premiums earned	216,858	106,501	323,359	302,231	—	625,590
Other insurance related (loss) income	(238)	20	(218)	150	—	(68)
Net losses and loss expenses	(65,895)	(71,718)	(137,613)	(206,677)	—	(344,290)
Acquisition costs	(33,082)	(3,044)	(36,126)	(55,175)	—	(91,301)
General and administrative expenses.	(9,852)	(20,311)	(30,163)	(12,301)	—	(42,464)
Underwriting income	107,791	11,448	119,239	28,228	—	147,467
Corporate expenses					(11,838)	(11,838)
Net investment income					52,758	52,758
Realized losses on investments					(1,393)	(1,393)
Foreign exchange losses					(23,418)	(23,418)
Interest expense					(8,078)	(8,078)
Income before income taxes						$155,498

Net loss and loss expense ratio	30.4%	67.3%	42.6%	68.4%		55.0%
Acquisition cost ratio	15.3%	2.9%	11.2%	18.3%		14.6%
General and administrative expense ratio	4.5%	19.1%	9.3%	4.1%	1.9%	8.7%
Combined ratio	50.2%	89.3%	63.1%	90.8%	1.9%	78.3%

Reserve for losses and loss expenses	$924,888	$858,994	$1,783,882	$935,365	n/a	$2,719,247

5.             Investments

The following table summarizes the fixed maturity investments in an unrealized loss position at March 31, 2006 and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$415,808	$(12,929)	$1,039,881	$(21,376)	$1,455,689	$(34,305)
Non - U.S. government securities	1,750	(123)	119,243	(2,172)	120,993	(2,295)
Corporate securities	326,228	(13,191)	576,353	(13,964)	902,581	(27,155)
Mortgage-backed securities	443,926	(16,736)	2,009,702	(51,423)	2,453,628	(68,159)
Asset-backed securities	131,508	(3,097)	126,038	(1,438)	257,546	(4,535)
Municipals	67,292	(2,118)	258,100	(3,555)	325,392	(5,673)
Total	$1,386,512	$(48,194)	$4,129,317	$(93,928)	$5,515,829	$(142,122)

As of March 31, 2006, there were approximately 2,246 securities (2005: 2,113) in an unrealized loss position with a fair market value of $5,515.8 million (2005: $4,852.7 million). Of these securities, there are 729 securities (2005: 517) that have been in an unrealized loss position for 12 months or greater with a fair market value of $1,386.5 million (2005: $1,259.2 million). The unrealized losses from these securities were not a result of credit, collateral or structural issues. As of March 31, 2006, six (2005: none) of these securities were considered to be other than temporarily, impaired consequently the Company recorded an other than temporary impairment charge, within net realized losses, of $0.4 million (2005: $nil).

6.             Debt and Financing Arrangements

a)             Senior Notes

On November 15, 2004, the Company issued $500.0 million of senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $495.7 million. The Senior Notes bear interest at a rate of 5.75%, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the Senior Notes will mature on December 1, 2014. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intentions of calling the Senior Notes. The Senior Notes indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the Senior Notes indenture at March 31, 2006. The market value of the Senior Notes at March 31, 2006 was $484.1 million.

Interest expense includes interest payable, amortization of the offering discount and amortization of debt offering expenses. The offering discount and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. For the quarter ended March 31, 2006 and March 31, 2005, the Company incurred interest expense for the Senior Notes of $7.2 million.

b)             Credit Facilities

As at March 31, 2006, the Company had a $1.5 billion credit facility agreement with a syndicate of lenders. The credit agreement is an unsecured five-year facility that allows the Company and its operating subsidiaries to issue letters of credit up to the full amount of the facility and to borrow up to $500.0 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit agreement contains various loan covenants, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The facility also requires that the Company maintain 1) a minimum consolidated net worth of $2.0 billion plus (A) 25% of consolidated net income (if positive) of AXIS Capital for each semi-annual fiscal period ending on or after December 31, 2005 plus (B) an amount equal to 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period and 2) a maximum debt to total capitalization ratio of 0.35:1.0. The Company was in compliance with all covenants contained in the credit agreement at March 31, 2006. As at March 31, 2006, the Company had letters of credit of $612.7 million (December 31, 2005: $685.1 million) outstanding. There was no debt outstanding under the credit facility as at March 31, 2006 or December 31, 2005.

7.             Earnings Per Common Share

The following table sets forth the calculation of basic and diluted earnings per common share:

	Quarters ended
	March 31, 2006	March 31, 2005

Basic earnings per common share
Net income available to common shareholders	$195,185	$151,799
Weighted average common shares outstanding	149,314,313	146,635,717
Basic earnings per common share - basic	$1.31	$1.04

Diluted earnings per common share
Net income available to common shareholders	$195,185	$151,799
Weighted average common shares outstanding	149,314,313	146,635,717
Share equivalents
Warrants	11,634,094	10,825,954
Options	2,032,418	2,263,801
Restricted stock	574,165	704,185
Weighted average common shares and common share equivalents outstanding — diluted	163,554,990	160,429,657
Diluted earnings per common share	$1.19	$0.95

As of March 31, 2006, there were 1,907,750 securities (2005: 2,630,750) which would result in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, references to “we,” “us” or “our” refer to the consolidated operations of AXIS Capital and its direct and indirect subsidiaries and branches, unless the context suggests otherwise.

Business Overview

The following is a discussion of the Company’s financial condition, liquidity and results of operations. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and notes thereto presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

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

We believe that we are currently operating in a marketplace that, with appropriate risk selection, can offer favorable pricing and/or terms and conditions in our business segments. In general, short-tail lines in our wholesale insurance and reinsurance businesses have experienced significantly improved pricing, terms and conditions. The most dramatic hardening, including major revisions of terms, conditions and structure, has occurred for business exposed to U.S. wind perils. This hardening is occurring in the wake of record catastrophe losses incurred by the industry in 2005, led by Hurricanes Katrina, Rita and Wilma, and reflects more disciplined underwriting and recalibration of catastrophe models addressing increased assumptions regarding potential losses and increased capital requirements for loss scenarios. For short-tail insurance and reinsurance business without natural perils exposure or with natural perils exposure but outside the U.S., we have experienced increasing competition, but are still able to find business which meets or exceeds our underwriting criteria. For casualty insurance and reinsurance lines of business, particularly in the U.S., pricing, terms and conditions have stabilized at or above technically adequate levels.

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

The following table details our key performance indicators for the periods indicated:

	Quarters ended
	March 31, 2006	March 31, 2005
	($ in thousands, except per share amounts)
Gross premiums written	$1,164,740	$1,198,699
Net premiums earned	633,594	625,590
Net income available to common shareholders	195,185	151,799
Net loss and loss expense ratio	56.6%	55.0%
Acquisition cost ratio	14.2%	14.6%
General and administrative expense ratio	8.7%	8.7%
Combined ratio	79.5%	78.3%
Return on average common equity	25.4%	19.6%
Book value per common share	$21.00	$21.14

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

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Managements’ Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

Results of Operations

Quarters ended March 31, 2006 and 2005

Premiums. The $34.0 million decrease in gross premiums written was primarily due to a decrease in gross premiums written of $41.8 million in our reinsurance segment. This was largely due to the impact of foreign exchange rates that generated a stronger U.S. Dollar exchange rate against the Euro and Sterling at January 1, 2006 compared to January 1, 2005. Gross premiums written in 2006 were otherwise at comparable levels with the quarter ended March 31, 2005.

The increase of $35.8 million in premiums ceded was largely due to an increase in the level of reinsurance purchased by our insurance segment. This was primarily a result of an increase in premiums written by U.S insurance.

The $8.0 million increase in net premiums earned was primarily generated by our reinsurance segment, which reported an increase in net premiums earned of $8.7 million. Premiums are earned over the term of the policies in proportion to the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written over the rolling twelve-month period ended March 31, 2006 compared to the rolling twelve-month period ended March 31, 2005, our net premiums earned increased.

Net Investment Income. Net investment income increased by $40.8 million due to a combination of higher cash investment balances, higher investment yields and increased income from other investments. Net investment income consisted of $81.9 million of interest on cash and fixed maturity investments and $13.4 million of income from other investments, offset by $1.7 million of net investment expenses. Included in net investment income was $10.8 million (2005: $0.3 million) of unrealized gains from other investments. Net investment income for the quarter ended March 31, 2005 consisted of $51.5 million of interest on cash and fixed maturity investments, $2.9 million of income from other investments, offset by $1.6 million of net investment expenses.

The annualized effective yield (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) increased by 0.7% to 4.5%. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The effective yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

Net Realized Losses. Net realized losses increased by $9.5 million. The increase was generated by net realized losses of $4.1 million and net realized and unrealized losses of $5.4 million from investment derivatives that we use to hedge foreign exchange risk in our investment portfolio. We invest our portfolio to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter. Included within net realized losses was $3.3 million (2005: $0.1 million) of realized losses from mortgage-backed securities that are required to be classified as derivatives.

The total return for our investment portfolio for the quarter ended March 31, 2006 (calculated using beginning and ending market portfolio values, adjusted for external cash flows) was (0.1%) versus (0.3)% for the quarter ended March 31, 2005. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation. The negative returns in the quarter ended March 31, 2006 and 2005 were primarily due to increases in intermediate U.S. interest rates that negatively impacted the price of fixed income securities.

Net Losses and Loss Expenses. Net losses and loss expenses for the quarter ended March 31, 2006 was $358.7 million, or 56.6% of net premiums earned, compared to $344.3 million, or 55.0% of net premiums earned, for the quarter ended March 31, 2005. The increase was generated by an increase in loss and loss expenses in our insurance segment. During the quarter ended March 31, 2006, we experienced favorable prior period development of $61.1 million, or 9.6 percentage points, compared with $66.7 million, or 10.7 percentage points, for the quarter ended March 31, 2005. We experienced adverse development of $35.0 million on losses relating to Hurricanes Katrina, Rita and Wilma primarily due to loss development in our reinsurance segment. Our current estimate of net losses and loss expenses for Hurricanes Katrina, Rita and Wilma is $1,054.0 million.

Acquisition Costs. The acquisition cost ratio for the quarter ended March 31, 2006 was 14.2% compared to 14.6% for the quarter ended March 31, 2005. The decrease was principally the result of a reduction of $8.8 million in the amounts expensed under our incentive commission arrangements with brokers from 2004. We have not entered into any of these arrangements with respect to business underwritten in 2005 or thereafter. Consequently, there was only a negligible expense for the quarter ended March 31, 2006. Excluding incentive commissions, the acquisition cost ratio for the quarter ended March 31, 2006 was 14.0% compared to 13.1% for the quarter ended March 31, 2005. The increase was primarily due to higher acquisition costs in our insurance segment.

At March 31, 2006, we had two remaining incentive commission arrangements with brokers from 2004 that had yet to be resolved. Although we have accrued our best estimate of the amounts due under these arrangements, given the uncertainties that exist surrounding the calculation and payment of these incentive commissions, our estimates are subject to change. Any changes in the estimates are recorded during the period in which the change is identified.

General and Administrative Expenses. The general and administrative expense ratio for the quarter ended March 31, 2006 was 8.7%, consistent with the quarter ended March 31, 2005.

Foreign Exchange. Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the quarter ended March 31, 2006, we experienced a foreign exchange gain of $9.3 million compared to a foreign exchange loss of $23.4 million for the quarter ended March 31, 2005. The gain was principally made on asset balances denominated in Euros following a 2.3% appreciation of the Euro against the U.S. Dollar during the quarter.

Interest Expense. Interest expense was consistent at $8.1 million for the quarters ended March 31, 2006 and 2005. Interest expense consists of interest due on outstanding debt, the amortization of debt offering expenses and offering discounts, and fees relating to our credit facility.

Income Tax. For the quarter ended March 31, 2006, we experienced an income tax expense of $9.4 million compared to $3.7 million for the quarter ended March 31, 2005. The increase was primarily attributable to the generation of additional taxable income in our U.S. subsidiaries combined with a valuation allowance related to net unrealized losses on fixed maturity investments.

Preferred Dividends. The increase of $9.6 million was due to the dividends on our Series A and Series B preferred shares that we issued in the fourth quarter of 2005.

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

Insurance

Our insurance segment provides coverage for specialty lines of business on a worldwide basis.

Global insurance provides specialty lines coverage predominantly through the London broker network with product lines comprising property, marine, terrorism and war risk, aviation and aerospace, political risk and professional lines and other specialty risks.

U.S. insurance operates through offices throughout the U.S., provides coverage through a variety of distribution channels in the U.S., and covers predominantly U.S. exposures. The product lines are property, professional lines, liability and other specialty and are offered through wholesale brokers, retail brokers and managing general agents and underwriters. Many of our property and casualty insurance products are for nonstandard and complex risks. U.S. insurance has the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted, or surplus lines basis, with flexibility in forms and rates not filed with state insurance regulators. Having access to a non-admitted carrier provides the pricing flexibility needed to write non-standard coverage.

Quarters ended March 31, 2006 and March 31, 2005

The following table summarizes the underwriting results and ratios for the insurance segment for the quarters ended March 31, 2006 and 2005:

	Quarters ended
	March 31, 2006	March 31, 2005	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$437,050	$429,249	$7,801	1.8%
Net premiums written	275,150	294,662	(19,512)	(6.6%)
Net premiums earned	322,713	323,359	(646)	(0.2%)
Other insurance related income (loss)	624	(218)	842	nm
Expenses:
Net losses and loss expenses	(156,170)	(137,613)	(18,557)	13.5%
Acquisition costs	(37,456)	(36,126)	(1,330)	3.7%
General and administrative expenses	(33,055)	(30,163)	(2,892)	9.6%
Underwriting income	$96,656	$119,239	$(22,583)	(18.9%)
Ratios:
Net loss and loss expense ratio	48.4%	42.6%	5.8%
Acquisition cost ratio	11.6%	11.2%	0.4%
General and administrative expense ratio	10.2%	9.3%	0.9%
Combined ratio	70.2%	63.1%	7.1%

nm — not meaningful

Premiums. The increase in gross premiums written was principally due to an increase of $50.3 million in gross premiums written in U.S. insurance that offset a $42.5 million decrease in gross premiums written in global insurance.

The table below shows gross premiums written in global insurance by line of business for the quarters ended March 31, 2006 and 2005:

	Quarters ended
	March 31, 2006	March 31, 2005	Change	% Change
	($ in thousands)
Property	$49,285	$45,377	$3,908	8.6%
Marine	62,701	75,663	(12,962)	(17.1%)
Terrorism and War Risk	50,840	75,734	(24,894)	(32.9%)
Aviation and Aerospace	8,191	14,898	(6,707)	(45.0%)
Political Risk	13,586	25,284	(11,698)	(46.3%)
Professional Lines and Other Specialty	25,195	15,367	9,828	64.0%
Total	$209,798	$252,323	$(42,525)	(16.9%)

The reduction in gross premiums written in global insurance was primarily driven by our terrorism and war, marine and political risk lines of business. The decrease in our terrorism and war line was driven by the continued deterioration in the pricing environment, which resulted in fewer risks meeting our underwriting criteria. As a result, we experienced an $18.9 million and $5.5 million decrease in gross premiums written on our war risk and terrorism lines, respectively. The decrease in our marine line was primarily due to two factors: a reduction of $6.3 million in gross premiums written in our marine hull book and a reduction of $3.9 million in gross premiums written in our energy offshore business. The first was due to reduced market shares on several renewals, the non-renewal of certain business written in 2005 because it no longer met our underwriting criteria, and also a one time contract written in the quarter ended March 31, 2005 that was not repeated in 2006. On our energy offshore account, despite a significant improvement in the underlying rates, terms and conditions, gross premiums written on this line decreased as a result of several renewals moving from the first quarter of 2006 and into later quarters. Gross premiums written on our political risk book was impacted by the cancellation of a contract written in 2005 that provided insurance coverage for eight years and consequently resulted in a negative adjustment to gross premiums written of $7.4 million. The remaining decrease was due to the unpredictable business flows on our political risk book that largely depends upon the levels of foreign direct investment. Consequently, there can be some variability in the level of our gross premium writings for comparable periods.

The increase in our professional lines and other specialty business was primarily due to a new specialty program that we began to write in mid-2005 that generated approximately $5.5 million of gross premiums written during the first quarter of 2006. The remainder of the increase related to the continued growth of existing business as well as new market opportunities. The reduction in our aviation and aerospace book was due to a $5.2 million decrease on our aviation line where we continued to decline business due to unacceptable rates. The increase in gross premiums written in our property book was primarily due to the growth of our program business.

The table below shows gross premiums written in U.S. insurance by line of business for the quarters ended March 31, 2006 and 2005:

	Quarters ended
	March 31, 2006	March 31, 2005	Change	% Change
	($ in thousands)
Property	$82,864	$61,931	$20,933	33.8%
Professional Lines	65,107	50,958	14,149	27.8%
Liability	69,049	63,022	6,027	9.6%
Other Specialty	10,232	1,015	9,217	nm
Total	$227,252	$176,926	$50,326	28.4%

nm — not meaningful

The increase in gross premiums written in U.S insurance was driven by growth across all lines of business.

The increase in our property account was largely driven by a $13.6 million increase in property excess and surplus lines that was driven by both rate increases and additional underwriting resources. We also experienced an increase of $6.1 million in our specialty program business that was primarily driven by growth in new accounts. The increase in gross premiums written in our professional lines business was driven by an increase of $14.1 million in errors and omissions insurance, which was a new line of business in 2005. We also wrote an additional $3.5 million of gross premiums written within our directors and officers account driven by a stable rate environment that presented opportunities to write additional business. The increase in our other specialty account was due to the fact that we only began to write this class of business at the end of 2004 and consequently only a small amount was written in the quarter ended March 31, 2005.

The following table shows the derivation of net premiums earned in our insurance segment for the quarters ended March 31, 2006 and 2005:

	Quarters ended
	March 31, 2006	March 31, 2005	Change	% Change
	($ in thousands)
Gross premiums earned	$478,502	$454,053	$24,449	5.4%
Ceded premiums amortized	(155,789)	(130,694)	(25,095)	19.2%
Net premiums earned	$322,713	$323,359	$(646)	(0.2%)

Gross premiums are earned over the period of the insured risk, which is generally one or two years. The increase in gross premiums earned was driven by an increase in gross premiums written in U.S. insurance.

Ceded premiums are amortized over the contract term. The increase in ceded premium amortized was primarily due to a $23.6 million increase in our U.S insurance segment that was driven by an increase in gross premiums earned in the quarter. The ratio of ceded premium amortized to gross premium earned was 47.0% for the quarter ended March 31, 2006 compared to 47.4% for the quarter ended March 31, 2005.

Net Losses and Loss Expenses. The increase in the net loss and loss expense ratio was primarily due to a higher net loss and loss expense ratio in global insurance.

The net loss and loss expense ratio for global insurance was 43.4% for the quarter ended March 31, 2006 compared to 30.4% for the quarter ended March 31, 2005. During the quarter ended March 31, 2006,

we experienced favorable development in prior year loss and loss expense reserves of $51.1 million, or 27.6 percentage points, which included $16.0 million in relation to losses incurred on Hurricanes Katrina, Rita and Wilma. We experienced favorable development of $63.2 million, or 29.1 percentage points, for the quarter ended March 31, 2005. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. This method takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. After adjusting for this development, the accident year net loss and loss expense ratio increased to 71.0 % from 59.5% for the quarter ended March 31, 2005. The increase was due to a lower level of reinsurance recoveries available in the quarter for severity-exposed lines of business following the catastrophe loss activity of the third and fourth quarter of 2005. On a gross basis, the accident year ratio was relatively consistent at 60.7% compared to 58.9% for the quarter ended March 31, 2005.

The net loss and loss expense ratio for U.S. insurance was 55.1% for the quarter ended March 31, 2006 compared to 67.3% for the quarter ended March 31, 2005. During the quarter ended March 31, 2006, we experienced favorable prior year development of $14.8 million, or 10.8 percentage points, compared to adverse development of $1.1 million, or 1.0 percentage point, during the quarter ended March 31, 2005. The favorable development in 2006 was primarily due to a $14.0 million reduction in our loss and loss expense reserves relating to Hurricanes Katrina, Rita and Wilma. The net loss and loss expense ratio for the accident year was consistent at 65.8% for the quarter ended March 31, 2006, compared to 66.3% for the quarter ended March 31, 2005.

Acquisition Costs. The increase in the acquisition cost ratio was driven by an increase in the acquisition cost ratio in both global insurance and U.S insurance.

Acquisition costs in global insurance were $27.4 million, or 14.8% of net premiums earned, for the quarter ended March 31, 2006 compared to $33.1 million, or 15.3% of net premiums earned, for the quarter ended March 31, 2005. The ratio was impacted by a reduction of $6.9 million in the amounts expensed under incentive commission arrangements with brokers for 2004. Excluding the incentive commissions, the acquisition cost ratio was 14.4% for the quarter ended March 31, 2006 compared to 11.8% for the quarter ended March 31, 2005. The increase was due to higher commissions, primarily in our professional lines and other specialty book, driven by a new specialty program we acquired in mid-2005. The acquisition cost ratio was also higher on our property account caused by a shift in business mix.

U.S. insurance acquisition costs were $10.1 million, or 7.3% of net premiums earned, for the quarter ended March 31, 2006 compared to $3.0 million, or 2.9% of net premiums earned, for the quarter ended March 31, 2005. The increase was primarily due to a reduction in the level of commission received on ceded premiums and also an increase in commissions on our professional liability book. In addition, the increase was partially due to the impact of higher amortized reinsurance costs. As a percentage of gross premiums earned the acquisition ratio was 3.9% for the quarter ended March 31, 2006 compared to 1.5% for the quarter ended March 31, 2005. We also experienced a shift in business mix with more business generated from managing general underwriters which typically has a higher acquisition cost rate.

General and Administrative Expenses. The 0.9 percentage point increase in our general and administrative expenses ratio was primarily due to a shift in the business mix from global insurance business to U.S. insurance business.

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

Quarters ended March 31, 2006 and March 31, 2005

The following table summarizes the underwriting results and ratios in our reinsurance segment for the quarters ended March 31, 2006 and 2005:

	Quarters ended
	March 31, 2006	March 31, 2005	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$727,690	$769,450	$(41,760)	(5.4%)
Net premiums written	717,178	767,409	(50,231)	(6.5%)
Net premiums earned	310,881	302,231	8,650	2.9%
Other insurance related income	—	150	(150)	nm
Expenses:
Net losses and loss expenses	(202,488)	(206,677)	4,189	2.0%
Acquisition costs	(52,248)	(55,175)	2,927	5.3%
General and administrative expenses	(10,714)	(12,301)	1,587	12.9%
Underwriting income	$45,431	$28,228	$17,203	60.9%

Ratios:
Net loss and loss expense ratio	65.1%	68.4%	(3.3%)
Acquisition cost ratio	16.8%	18.3%	(1.5%)
General and administrative expenses ratio	3.4%	4.1%	(0.7%)
Combined ratio	85.3%	90.8%	(5.5%)

nm — not meaningful

Premiums. The table below shows gross premiums written by line of business in our reinsurance segment for the quarters ended March 31, 2006 and 2005:

	Quarters ended
	March 31, 2006	March 31, 2005	Change	% Change
	($ in thousands)
Catastrophe	$227,501	$267,798	$(40,297)	(15.0%)
Property	101,580	145,818	(44,238)	(30.3%)
Professional lines	93,442	87,336	6,106	7.0%
Credit and bond	89,483	94,630	(5,147)	(5.4%)
Motor	67,329	72,041	(4,712)	(6.5%)
Liability	113,120	90,649	22,471	24.8%
Other	35,235	11,178	24,057	215.2%
Total	$727,690	$769,450	$(41,760)	(5.4%)

Gross premiums written in the quarter ended March 31, 2006 was impacted by a stronger U.S. dollar exchange rate against the Euro and Sterling at January 1, 2006 compared to January 1, 2005. We write significant amounts of Sterling and Euro denominated business in our catastrophe, property, credit and bond and motor lines of business. Consequently, gross premiums written on these lines decreased by approximately $14.6 million, $8.6 million, $11.0 million and $8.3 million, respectively, as a result of exchange movements. Excluding this impact, gross premiums written in the quarter ended March 31, 2006 were comparable with the quarter ended March 31, 2005.

Our reinsurance segment has adjusted its internal catastrophe models for increased severity and frequency in advance of expected changes in commercial models and simultaneously restructured our participations in various programs. Both property and non-property catastrophe business which was inadequately priced on this basis was declined. This led to a decline in our catastrophe gross premiums written worldwide. Our property line was primarily impacted by a $34.6 million reduction on our pro rata book that was principally due to two factors. First, we wrote a large 17-month policy in the first quarter of 2005 that will not be renewed until the second quarter of 2006. Second, we did not renew several policies written in 2005 as a result of pricing and other considerations which resulted in these policies not making our underwriting criteria. The increase in our liability account was primarily driven by growth of existing accounts and also new market opportunities within our U.S. general liability and umbrella excess reinsurance business. We experienced an increase in other gross premiums written that was primarily due to a $14.9 million increase in our property exposed engineering business, a line which we began to write in late 2005.

The following table shows the derivation of net premiums earned in our reinsurance segment for the quarters ended March 31, 2006 and 2005:

	Quarters ended
	March 31, 2006	March 31, 2005	Change	% Change
	($ in thousands)
Gross premiums earned	$313,868	$307,039	$6,829	2.2%
Ceded premiums amortized	(2,987)	(4,808)	1,821	(37.9%)
Net premiums earned	$310,881	$302,231	$8,650	2.9%

Gross premiums are earned over the period of the reinsured risk. Consequently, as the level of gross premiums written increases, the level of gross premiums earned also increases. As we experienced an increase in gross premiums written over the twelve-month period ended March 31, 2006 compared to the rolling twelve-month period ended March 31, 2005, we experienced an increase in our gross premiums earned during the quarter ended March 31, 2006.

Ceded premiums are amortized over the contract term. The decrease in ceded premiums amortized was primarily due to the exhaustion of reinsurance protection on several contracts following Hurricanes Katrina, Rita and Wilma.

Net Losses and Loss Expenses. The net loss and loss expense ratio for reinsurance was 65.1% for the quarter ended March 31, 2006 compared to 68.4% for the quarter ended March 31, 2005. During the quarter ended March 31, 2006, we experienced adverse development on prior year loss and loss expense reserves of $4.8 million, or 1.6 percentage points, which included $65.0 million of adverse development on losses relating to Hurricanes Katrina, Rita and Wilma. We experienced favorable development of $4.6 million, or 1.5 percentage points, for the quarter ended March 31, 2005. After adjusting for this development, the accident year net loss and loss expense ratio was 63.6% compared to 69.9% for the quarter ended March 31, 2005. The decrease was primarily due to limited catastrophe activity in the quarter ended March 31, 2006 compared to the same quarter in 2005. During the quarter ended March 31, 2005, we incurred losses from windstorm Erwin.

Acquisition Costs. Acquisition costs were $52.2 million, or 16.8% of net premiums earned, for the quarter ended March 31, 2006 compared to $55.2 million, or 18.3% of net premiums earned, for the quarter ended March 31, 2005. The decrease in the acquisition cost ratio was primarily the result of lower commissions in the current quarter.

General and Administrative Expenses. The 0.7 percentage point decrease in the general and administrative expense ratio was primarily due to a lower allocation of non-specific underwriting costs.

Financial Condition, Liquidity and Capital Resources

We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At March 31, 2006, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch in the United Kingdom, a branch in Switzerland and a representative office in Singapore. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends or distributions is limited by the applicable laws and regulations of Bermuda, Ireland and the United States, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

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

At March 31, 2006, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $1.3 billion.

Financial Condition

At March 31, 2006, our shareholders’ equity was $3.6 billion which was consistent with the balance of $3.5 billion at December 31, 2005. Our book value per common share was $21.00 compared to $20.23 at December 31, 2005.

Investments

At March 31, 2006, our total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades totaled $8.0 billion compared to $7.8 billion at December 31, 2005. Our investment portfolio at March 31, 2006 included fixed income securities that were managed by several external investment management firms. At March 31, 2006, all of these fixed income securities were investment grade, with 81.5% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AAA based on ratings assigned by Standard & Poor’s.

During 2006, we continued to increase the size of the allocation to other investments within our investment portfolio. At March 31, 2006, other investments were $543.9 million compared to $409.5 million at December 31, 2005 and consisted of investments in funds of funds, a fund that invests in U.S. dollar high yield credit, funds that primarily invest in senior secured bank loans and a portfolio of investments in collateralized loan obligations.

We regularly review our investment portfolio for other than temporary impairments and determined as at March 31, 2006, six (2005: none) securities were other than temporarily impaired, consequently we recorded an other than temporary impairment charge, within net realized losses, of $0.4 million (2005: $nil).

Reserve for loss and loss expenses

At March 31, 2006, we had $4.8 billion of reserves for loss and loss expenses compared to $4.7 billion at December 31, 2005. Of this balance, $2.7 billion, or 56.9%, was incurred but not reported reserves which was consistent with the balance of $2.7 billion, or 57.5%, at December 31, 2005. At March 31, 2006, we had $1.5 billion of reserves for loss and loss expenses relating to Hurricanes Katrina, Rita and Wilma compared to $1.7 billion at December 31, 2005.

Reinsurance recoverable balances

Of the reinsurance recoverable balances, 94.2% was due from reinsurers rated the equivalent of A- or better by internationally recognized rating agencies. Of the remaining reinsurance recoverable balances, 59.1% were fully collateralized.

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

During the quarter ended March 31, 2006, we generated a net operating cash inflow of $296.0 million compared to $443.9 million for the quarter ended March 31, 2005. The decrease was primarily due to an increase in paid losses; during the quarter ended March 31, 2006, we paid gross losses of $340.9 million and received reinsurance recoveries of $96.0 million compared to $102.3 million and $32.0 million, respectively, in the quarter ended March 31, 2005. These increases were primarily due to settlements relating to Hurricanes Katrina, Rita and Wilma.

During the quarter ended March 31, 2006, net cash of $19.4 million was used in financing activities compared to $369.3 million for the quarter ended March 31, 2005. The decrease was primarily due to a common stock repurchase in the first quarter of 2005. On February 16, 2005, we repurchased 12,783,094 common shares owned by initial investors at the formation of the Company pursuant to our repurchase program. The average purchase price was $27.38 per common share and the aggregate purchase price was $350.0 million.

During the quarter ended March 31, 2006, the Board of Directors declared a dividend of $2.04 per Series B 7.5% preferred share to shareholders of record at February 16, 2006. The dividend was paid on March 1, 2006. We also declared a dividend of $0.45 per Series A 7.25% preferred share and a $0.15 dividend per common share to shareholders of record at March 31, 2006. The dividends were paid on April 17, 2006.

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

On November 15, 2004, we completed a public offering of $500.0 million of Senior Notes. The notes bear interest at 5.75%, payable semi-annually and, unless previously redeemed, will mature on December 1, 2014. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, we have no current intentions of calling the Senior Notes. The indenture governing the Senior Notes contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all covenants contained in the indenture at March 31, 2006.

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

On August 25, 2005, we entered into a $1.5 billion credit agreement with a syndicate of lenders. The credit agreement is an unsecured five-year facility that allows us and our operating subsidiaries to issue letters of credit up to the full amount of the facility and to borrow up to $500.0 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit agreement contains various loan covenants, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The facility also requires that we maintain (1) a minimum consolidated net worth of $2.0 billion plus (a) 25% of consolidated net income (if positive) of AXIS Capital for each semi-annual fiscal period ending on or after December 31, 2005 plus (b) an amount equal to 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period and (2) a maximum debt to total capitalization ratio of 0.35:1.0. We were in compliance with all covenants contained in the credit agreement at March 31, 2006. As at March 31, 2006, we had letters of credit of $612.7 million outstanding under the credit agreement compared to $685.1 million outstanding at December 31, 2005. There was no debt outstanding under the credit agreement as at March 31, 2006 or December 31, 2005.

On October 3, 2005, we filed an unallocated universal shelf registration statement with the SEC that was declared effective on October 11, 2005. Under the shelf registration statement, we may issue up to $1.5 billion of equity, debt, trust preferred securities or a combination of these securities. On November 21, 2005, we completed a common share offering of 6,800,000 shares at $29.42 per common share raising aggregate net proceeds of $200.1 million under this shelf registration statement. In addition, the $250.0 million of Series B preferred shares were issued under this shelf registration statement.

Commitments

We did not make any significant capital expenditures during the quarter ended March 31, 2006. We currently expect capital expenditures for the remainder of 2006 to be less than $50.0 million.

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

Our current duration target for our investments is between two and four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. We periodically revise our investment benchmarks based on business and economic conditions, including the average duration of our potential liabilities. At March 31, 2006, our invested assets (assets under management by external investment managers) had an approximate duration of 3.2 years.

At March 31, 2006, we held $2,465.9 million at fair market value, or 39.9% of our total invested assets, in mortgage-backed securities compared to $2,433.6 million, or 39.2%, at December 31, 2005. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency with which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at March 31, 2006. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Assets under Management by External Investment Managers

	Interest Rate Shift in Basis Points (Expressed in thousands of U.S. dollars)
	-100	-50	0	+50	+100
Total Market Value	$6,428,797	$6,330,784	$6,228,526	$6,123,726	$6,017,864
Market Value Change from Base	3.22%	1.64%	—	(1.68%)	(3.38%)
Change in Unrealized Value	$200,271	$102,258	—	$(104,800)	$(210,662)

Foreign Currency Risk. Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. In addition, we have implemented a currency hedging program whereby we entered into several foreign currency forward contracts in order to minimize the effects of fluctuations in foreign currency exchange rates on our foreign currency denominated assets and liabilities. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather, allow us to establish a rate of exchange for a future point in time. However, we do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our statements of operations.

At March 31, 2006, the net contractual amount of foreign currency forward contracts was $70.7 million with an unrealized loss of $0.8 million. At December 31, 2005, the net contractual amount of foreign currency forward contracts was $87.0 million with an unrealized gain of $0.5 million.

At March 31, 2006, we had insurance and reinsurance premium balances receivable of $1,316.3 million compared to $1,027.0 million at December 31, 2005. Of this balance, 73.0% was denominated in U.S. dollars, 17.7% was denominated in Euro and 5.0% in Sterling. A 10% increase or decrease in the value of Euro and Sterling against the U.S. Dollar would produce a gain or loss of approximately $29.9 million at March 31, 2006 compared to $11.4 million at December 31, 2005.

Credit Risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At March 31, 2006, we did not have an aggregate exposure to any single issuer of more than 2% of our portfolio, other than with respect to U.S. government and agency securities. In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

Value-at-Risk. Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in fair market values of our investment portfolio. The VaR calculation is calculated by a third party provider and reviewed by management. VaR uses a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our investment portfolio at March 31, 2006 was approximately $206.8 million compared to $194.2 million at December 31, 2005, which represents the potential loss in fair market value of our investment portfolio over a one year time horizon within a 95% confidence level. This increase was primarily due to a slight extension of the portfolio duration and an increase in the size of the investment portfolio. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair market value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains certain forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend.” Forward-looking statements contained in this quarterly report include information regarding our estimates of losses related to Hurricanes Katrina, Rita and Wilma and the impact of such losses on our reinsurers, our expectations regarding pricing and other market conditions, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential gains and losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4) the failure of any of the loss limitation methods we employ, (5) the effects of emerging claims and coverage issues, (6) the failure of our cedents to adequately evaluate risks, (7) the loss of one or more key executives, (8) a decline in our ratings with rating agencies, (9) the loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition, (12) general economic conditions and (13) the other matters set forth under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.    Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and acting principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and acting principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and acting principal financial officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006. Based upon that evaluation, the Company’s management has not identified any change in its internal control over financial reporting that occurred during quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A purported shareholders class action lawsuit has been filed against us and some of our executive officers relating to the practices being investigated by the Attorney General of the State of New York and other state regulators. James Dolan v. AXIS Capital Holdings Limited, Michael A. Butt and John R.. Charman was filed on October 28, 2004 in the United States District Court, Southern District of New York. Robert Schimpf v. AXIS Capital Holdings Limited, Michael A. Butt, Andrew Cook and John R. Charman was filed on November 5, 2004 in the United States District Court, Southern District of New York. On April 13, 2005, these lawsuits were consolidated and are now known as In re AXIS Capital Holdings Ltd. Securities Litigation. On May 13, 2005, the plaintiffs filed an amended, consolidated complaint and added as defendants the managing underwriters and one of the selling shareholders in our secondary offering completed in March 2004. The lawsuit alleges securities violations in connection with the failure to disclose payments made pursuant to incentive commission arrangements and seeks damages in an unspecified amount. We believe that the lawsuit is completely without merit and are vigorously defending it.

A putative class action lawsuit also has been filed against our U.S. insurance companies. In re Insurance Brokerage Antitrust Litigation was filed on August 1, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. We believe that the lawsuit is completely without merit and are vigorously defending it.

Item 1A.  Risk Factors

There were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 9, 2006.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the number of shares we repurchased during each month in the quarter ended March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (b)
January 1-31, 2006	5,731	$31.31	0	$150,000,000
February 1-28, 2006	0	$0	0	$150,000,000
March 1-31, 2006	0	$0	0	$150,000,000
Total	5,731	$31.31	0	$150,000,000

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

Item 6.                    Exhibits

(a)           Exhibits

3.1                                    Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-103620) filed on April 16, 2003).

3.2                                 Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

3.3                                 Bye-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

31.1                           Certification of Chief Executive Officer and acting principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

32.1                           Certification of Chief Executive Officer and acting principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of  2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2006

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/ John R. Charman
John R. Charman
President and Chief Executive Officer and acting principal financial officer