Form 10-Q
period 2006-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2006-08-08
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number 001-31721

AXIS CAPITAL HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0395986
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 7, 2006 there were 152,055,531 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As at June 30, 2006 and December 31, 2005
(Expressed in thousands of U.S. dollars, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$1,615,448	$1,280,990
Fixed maturity investments at fair market value (Amortized cost 2006: $6,179,129; 2005: $6,090,998)	6,009,431	6,012,425
Other investments	627,721	409,504
Accrued interest receivable	68,381	59,784
Securities lending collateral	909,807	998,349
Insurance and reinsurance premium balances receivable	1,409,988	1,026,975
Deferred acquisition costs	290,627	196,388
Prepaid reinsurance premiums	309,881	281,579
Reinsurance recoverable balances	1,271,452	1,455,248
Reinsurance recoverable balances on paid losses	121,091	62,862
Intangible assets	35,500	37,013
Other assets	129,723	104,859
Total Assets	$12,799,050	$11,925,976

Liabilities
Reserve for losses and loss expenses	$4,835,161	$4,743,338
Unearned premiums	2,289,140	1,760,467
Insurance and reinsurance balances payable	333,547	314,232
Accounts payable and accrued expenses	75,393	101,179
Securities lending payable	904,974	995,287
Net payable for investments purchased	43,012	76
Debt	499,100	499,046
Total Liabilities	8,980,327	8,413,625

Shareholders’ Equity
Share Capital
Series A Preferred shares (issued and outstanding 2006: 10,000,000; 2005: 10,000,000)	125	125
Series B Preferred shares (issued and outstanding 2006: 2,500,000; 2005: 2,500,000)	31	31
Common shares (issued and outstanding 2006: 149,809,873; 2005: 148,868,759)	1,873	1,861
Additional paid-in capital	2,413,410	2,386,200
Accumulated other comprehensive loss	(166,580)	(77,798)
Retained earnings	1,569,864	1,201,932
Total Shareholders’ Equity	3,818,723	3,512,351

Total Liabilities & Shareholders’ Equity	$12,799,050	$11,925,976

See accompanying notes to Consolidated Financial Statements (Unaudited)

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Quarters and Six Months ended June 30, 2006 and 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters ended		Six Months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues
Gross premiums written	$995,380	$767,293	$2,160,120	$1,965,992
Premiums ceded	(174,648)	(151,497)	(347,060)	(288,125)
Change in unearned premiums	(141,633)	8,617	(500,367)	(427,864)
Net premiums earned	679,099	624,413	1,312,693	1,250,003

Net investment income	91,663	58,001	185,231	110,759
Net realized (losses) gains	(9,777)	1,831	(20,706)	438
Other insurance related income (loss)	438	(5,451)	1,062	(5,519)
Total revenues	761,423	678,794	1,478,280	1,355,681

Expenses
Net losses and loss expenses	371,982	322,853	730,640	667,143
Acquisition costs	101,832	85,471	191,536	176,772
General and administrative expenses	57,657	56,796	113,068	111,098
Foreign exchange (gains) losses	(18,901)	27,226	(28,165)	50,644
Interest expense	8,315	7,818	16,400	15,897
Total expenses	520,885	500,164	1,023,479	1,021,554

Income before income taxes	240,538	178,630	454,801	334,127
Income tax expense	7,912	5,785	17,359	9,483
Net income	232,626	172,845	437,442	324,644
Preferred share dividends	(9,226)	—	(18,857)	—
Net income available to common shareholders	$223,400	$172,845	$418,585	$324,644

Weighted average common shares and common shares equivalent — basic	149,765,181	140,566,523	149,541,163	143,584,354

Weighted average common shares and common shares equivalents outstanding — diluted	163,325,459	153,637,750	163,441,641	157,013,504

Net income per common share - basic	$1.49	$1.23	$2.80	$2.26

Net income per common share - diluted	$1.37	$1.13	$2.56	$2.07

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to Consolidated Financial Statements (Unaudited)

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Quarters and Six Months ended June 30, 2006 and 2005
(Expressed in thousands of U.S. dollars)

	Quarters Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$232,626	$172,845	$437,442	$324,644
Other comprehensive income, net of tax
Net actuarial loss on defined benefit retirement plan	(384)	—	(384)	—
Unrealized (losses) gains on investments arising during the period	(13,130)	50,699	(76,816)	(7,367)
Adjustment for re-classification of losses realized in income	(18,827)	(1,560)	(11,581)	(5,803)
Comprehensive income	$200,285	$221,984	$348,661	$311,474

See accompanying notes to Consolidated Financial Statements (Unaudited)

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Six Months ended June 30, 2006 and 2005
(Expressed in thousands of U.S. dollars)

	2006	2005
Preferred Shares
Balance at beginning and end of period	$156	$—
Common Shares
Balance at beginning of period	1,861	1,910
Issued during period	12	8
Repurchased during period	—	(160)
Balance at end of period	1,873	1,758
Additional paid-in capital
Balance at beginning of period	2,386,200	2,017,144
Shares issued during period, net of costs	153	(1,691)
Repurchased during period	—	(349,840)
Stock option exercise	14,321	2,240
Stock option expense	1,715	2,204
Stock compensation expense	11,021	10,091
Balance at end of period	2,413,410	1,680,148
Accumulated other comprehensive income (loss)
Balance at beginning of period	(77,798)	12,915
Change in net actuarial loss on defined benefit retirement plan	(384)	—
Change in unrealized losses on investments	(89,896)	(12,371)
Change in deferred taxes	1,498	(799)
Balance at end of period	(166,580)	(255)
Retained earnings
Balance at beginning of period	1,201,932	1,206,095
Preferred shares dividends	(18,857)	—
Common share dividends	(50,653)	(45,794)
Net income for period	437,442	324,644
Balance at end of period	1,569,864	1,484,945
Total Shareholders’ Equity	$3,818,723	$3,166,596

See accompanying notes to Consolidated Financial Statements (Unaudited)

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months ended June 30, 2006 and 2005
(Expressed in thousands of U.S. dollars)

	2006	2005
Cash flows provided by operating activities:
Net income	$437,442	$324,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses (gains) on sales of investments	20,706	(438)
Change in carrying value of other investments	(12,442)	901
Net amortization on fixed maturities	15,315	13,997
Amortization of deferred compensation and option expense	12,736	12,295
Amortization of intangible assets	1,513	767
Amortization of deferred debt expenses	226	228
Accrued interest receivable	(8,597)	(7,084)
Insurance and reinsurance premium balances receivable	(383,013)	(315,759)
Deferred acquisition costs	(94,239)	(52,409)
Prepaid reinsurance premiums	(28,302)	1,562
Reinsurance recoverable balances	183,796	(51,547)
Reinsurance recoverable balances on paid losses	(58,229)	(179)
Other assets	(23,926)	(20,656)
Reserve for losses and loss expenses	91,823	525,139
Unearned premiums	528,673	426,302
Insurance and reinsurance balances payable	19,315	3,813
Accounts payable and accrued expenses	(32,140)	(5,707)
Total adjustments	233,215	531,225
Net cash provided by operating activities	670,657	855,869
Cash flows provided by (used in) investing activities:
Purchases of available—for—sale securities	(2,606,910)	(3,115,413)
Sales and maturities of available—for—sale securities	2,531,902	2,974,763
Purchases of other investments	(210,750)	(163,998)
Net cash used in investing activities	(285,758)	(304,648)
Cash flows provided by (used in) financing activities:
Common share dividends	(45,574)	(40,802)
Preferred shares dividends	(19,353)	—
Repurchase of shares, net	—	(350,000)
Issuance of shares, net	14,486	556
Net cash used in financing activities	(50,441)	(390,246)
Increase in cash and cash equivalents	334,458	160,975
Cash and cash equivalents — beginning of period	1,280,990	632,329
Cash and cash equivalents — end of period	$1,615,448	$793,304
Supplemental disclosures of cash flow information:
Income taxes paid	$31,223	$22,555
Interest paid	$14,375	$15,677

See accompanying notes to Consolidated Financial Statements (Unaudited)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

1.             Basis of Preparation and Consolidation

These unaudited consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (together, the “Company”) and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, and reinsurance recoverable balances. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2006.

2.             New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation.  The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  The company is currently evaluating the potential impact of FIN 48 on its financial statements.

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

The following tables summarize the underwriting results, income before income taxes, ratios and the reserves for losses and loss expenses for the Company’s reportable operating segments and sub-segments for the quarters and six months ended June 30, 2006 and 2005.

Quarter ended June 30, 2006

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$313,235	$316,370	$629,605	$365,775	$—	$995,380
Net premiums written	278,370	176,656	455,026	365,706	—	820,732
Net premiums earned	180,568	143,003	323,571	355,528	—	679,099
Other insurance related income	—	438	438	—	—	438
Net losses and loss expenses	(68,883)	(78,902)	(147,785)	(224,197)	—	(371,982)
Acquisition costs	(23,753)	(15,001)	(38,754)	(63,078)	—	(101,832)
General and administrative expenses	(11,304)	(23,569)	(34,873)	(11,501)	—	(46,374)
Underwriting income	76,628	25,969	102,597	56,752	—	159,349
Corporate expenses					(11,283)	(11,283)
Net investment income					91,663	91,663
Realized losses on investments					(9,777)	(9,777)
Foreign exchange gains					18,901	18,901
Interest expense					(8,315)	(8,315)
Income before income taxes						$240,538

Net loss and loss expense ratio	38.1%	55.2%	45.7%	63.1%		54.8%
Acquisition cost ratio	13.2%	10.5%	12.0%	17.7%		15.0%
General and administrative expense ratio	6.3%	16.5%	10.8%	3.2%	1.7%	8.5%
Combined ratio	57.6%	82.2%	68.5%	84.0%		78.3%

Reserve for losses and loss expenses	$1,494,526	$1,534,406	$3,028,932	$1,806,229	n/a	$4,835,161

Quarter ended June 30, 2005

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$227,512	$285,470	$512,982	$254,311	—	$767,293
Net premiums written	214,005	151,098	365,103	250,693	—	615,796
Net premiums earned	204,717	108,321	313,038	311,375	—	624,413
Other insurance related income	(5,627)	326	(5,301)	(150)	—	(5,451)
Net losses and loss expenses	(78,039)	(70,658)	(148,697)	(174,156)	—	(322,853)
Acquisition costs	(26,455)	(3,695)	(30,150)	(55,321)	—	(85,471)
General and administrative expenses	(9,632)	(20,777)	(30,409)	(12,330)	—	(42,739)
Underwriting income	84,964	13,517	98,481	69,418	—	167,899
Corporate expenses					(14,057)	(14,057)
Net investment income					58,001	58,001
Realized gains on investments					1,831	1,831
Foreign exchange losses					(27,226)	(27,226)
Interest expense					(7,818)	(7,818)
Income before income taxes						$178,630

Net loss and loss expense ratio	38.1%	65.2%	47.5%	55.9%		51.7%
Acquisition cost ratio	12.9%	3.4%	9.6%	17.8%		13.7%
General and administrative expense ratio	4.7%	19.2%	9.7%	4.0%	2.2%	9.1%
Combined ratio	55.7%	87.8%	66.8%	77.7%		74.5%

Reserve for losses and loss expenses	$951,874	$930,807	$1,882,681	$1,047,018	n/a	$2,929,699

Six months ended June 30, 2006

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$523,033	$543,622	$1,066,655	$1,093,465	$—	$2,160,120
Net premiums written	435,556	294,620	730,176	1,082,884	—	1,813,060
Net premiums earned	365,767	280,517	646,284	666,409	—	1,312,693
Other insurance related income	—	1,062	1,062	—	—	1,062
Net losses and loss expenses	(149,322)	(154,633)	(303,955)	(426,685)	—	(730,640)
Acquisition costs	(51,142)	(25,068)	(76,210)	(115,326)	—	(191,536)
Corporate general and administrative expenses	(21,172)	(46,756)	(67,928)	(22,215)	—	(90,143)
Underwriting income	144,131	55,122	199,253	102,183	—	301,436
Corporate expenses					(22,925)	(22,925)
Net investment income					185,231	185,231
Realized losses on investments					(20,706)	(20,706)
Foreign exchange gains					28,165	28,165
Interest expense					(16,400)	(16,400)
Income before income taxes						$454,801

Net loss and loss expense ratio	40.8%	55.1%	47.0%	64.0%		55.7%
Acquisition cost ratio	14.0%	8.9%	11.8%	17.3%		14.6%
General and administrative expense ratio	5.8%	16.7%	10.5%	3.3%	1.7%	8.6%
Combined ratio	60.6%	80.7%	69.3%	84.6%		78.9%

Reserve for losses and loss expenses	$1,494,526	$1,534,406	$3,028,932	$1,806,229	n/a	$4,835,161

Six months ended June 30, 2005

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total
Revenues:
Gross premiums written	$479,835	$462,396	$942,231	$1,023,761	—	$1,965,992
Net premiums written	417,435	242,330	659,765	1,018,102	—	1,677,867
Net premiums earned	421,575	214,822	636,397	613,606	—	1,250,003
Other insurance related income	(5,865)	346	(5,519)	—	—	(5,519)
Net losses and loss expenses	(143,934)	(142,376)	(286,310)	(380,833)	—	(667,143)
Acquisition costs	(59,537)	(6,739)	(66,276)	(110,496)	—	(176,772)
General and administrative expenses	(19,484)	(41,088)	(60,572)	(24,631)	—	(85,203)
Underwriting income	192,755	24,965	217,720	97,646	—	315,366
Corporate expenses					(25,895)	(25,895)
Net investment income					110,759	110,759
Realized gains losses on investments					438	438
Foreign exchange losses					(50,644)	(50,644)
Interest expense					(15,897)	(15,897)
Income before income taxes						$334,127

Net loss and loss expense ratio	34.1%	66.3%	45.0%	62.1%		53.4%
Acquisition cost ratio	14.1%	3.1%	10.4%	18.0%		14.1%
General and administrative expense ratio	4.6%	19.1%	9.5%	4.0%	2.1%	8.9%
Combined ratio	52.8%	88.5%	64.9%	84.1%		76.4%

Reserve for losses and loss expenses	$951,874	$930,807	$1,882,681	$1,047,018	n/a	$2,929,699

4.             Benefit plans

(a)           Employee Benefit Plans

1)            Retirement Plans

The Company provides retirement benefits to eligible employees through various plans sponsored by the Company.

(i)            Defined contribution plans

The Company has several defined contribution plans that are managed externally pursuant to which employees and the Company contribute on a monthly basis. During the quarter ended June 30, 2006, pension expenses totaled $2,014 (June 30, 2005: $1,434). During the six months ended June 30, 2006, pension expenses totaled $3,621 (June 30, 2005: $2,925).

(ii)           Defined benefit plans

Effective January 1, 2004, the Company implemented supplemental retirement plans (“SERPs”) for two executives. The SERP for Mr. Charman requires the Company to make annual payments to Mr. Charman upon his retirement for a period of 20 years. The benefits vest over a period of two years commencing in 2006.

Commencing at age 56, Mr. Charman is entitled to an annual payment of $750 compounded by 3% annually for each year commencing from inception. The SERP for Mr. Butt requires the Company to make annual payments to Mr. Butt upon his retirement for a period of 10 years. The benefits vest over a period of two years commencing in 2006. Commencing at age 66, Mr. Butt is entitled to an annual payment of $250 compounded by 3% annually for each year commencing from inception. If either Mr. Charman or Mr. Butt dies, is permanently disabled or a change of control of the Company occurs, the remaining benefits under his plan are payable by the Company in a lump sum. The benefits received under the SERPs will be reduced by the benefits received by the executives under the Company’s Bermuda retirement plan.  The measurement date of the plan was January 1, 2005. The plan was fully funded in January 2006.

Effective May 12, 2006, the SERP for Mr. Butt was amended to delay by one year the timing of retirement benefits to be paid to Mr. Butt and to increase the amount of retirement benefits by $100 for the first five years of retirement.

The following table shows the components of pension expense for the quarters and six months ended June 30, 2006 and 2005 and the amounts included in the Company’s Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 for the Company’s SERPs:

	Quarters ended		Six Months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Components of pension expense
Amortization of prior service cost	$568	$537	$1,136	$1,073
Interest cost	185	171	369	342
Expected return on plan assets	(179)	—	(358)	—
Pension expense	$574	$708	$1,147	$1,415

The weighted-average assumptions used to determine net periodic pension cost and benefit obligations were:

	Quarters ended		Six Months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Discount rate	5.8%	6.0%	5.8%	6.0%
Expected return on plan assets	5.8%	6.0%	5.8%	6.0%

	June 30, 2006	December 31, 2005
Changes in plan assets
Fair value of plan assets at beginning of period	$—	$—
Expected return on plan assets	358	—
Employer contribution	12,840	—
Fair value of plan assets at end of period	$13,198	$—

	June 30, 2006	December 31, 2005
Components of benefit obligation
Benefit obligation at beginning of period	$12,439	$11,371
Interest cost	369	683
Amendments	379	385
Benefit obligation at end of period	$13,187	$12,439

Reconciliation of Funded Status
Funded Status	$—	$(12,439)
Unrecognized loss	385	385
Unrecognized prior service cost	5,289	6,436
Prepaid (accrued) benefit cost	$5,674	$(5,618)

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

Effective January 1, 2006, the Company adopted, prospectively, the fair value recognition provisions of FAS No. 123 (revised) “Share-Based Payments (“FAS No. 123 (R)”) for all stock options and restricted shares that were outstanding on January 1, 2006 that are granted or subsequently modified or cancelled. Compensation expense for stock options and for restricted stock awards granted to employees is recorded over the vesting period using the fair value method, net of estimated forfeitures. For awards that have a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the vesting period for each separate vesting portion of the award as if the award was, in-substance, multiple awards. The Company has not issued awards subject to performance and market conditions.

The compensation cost recognized in the six months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with FAS No. 123 (R).  Prior periods have not been restated to reflect the adoption of the new standard.  The adoption of FAS No. 123 (R) did not have a significant impact on net income and basic and diluted earnings per share for the three months ended June 30, 2006.

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

	Quarters Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income available to common shareholders, as reported	$223,400	$172,845	$418,585	$324,644
Add: Stock-based employee compensation expense included in net income, net of related tax effects	5,505	5,448	10,724	10,505
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,505)	(5,626)	(10,724)	(10,862)
Pro-forma net income available to common shareholders	$223,400	$172,667	$418,585	$324,287
Earnings per common share:
Basic—as reported	$1.49	$1.23	$2.80	$2.26

Basic—pro-forma	$1.49	$1.23	$2.80	$2.26

Diluted—as reported	$1.37	$1.13	$2.56	$2.07

Diluted—pro-forma	$1.37	$1.12	$2.56	$2.07

(i)            Options

Options granted under the plan generally expire 10 years after the date of grant and generally vest ratably on an annual basis over three years from the date of grant. Exercise prices are established at the fair value of the Company’s common shares at the date of grant. Upon exercise, new shares are issued by the Company.

During the quarter ended June 30, 2006, the Company expensed $1,220 (quarter ended June 30, 2005: $1,058) related to the grant of options and realized a tax benefit of $262 (quarter ended June 30, 2005: $176). During the six months ended June 30, 2006, the Company expensed $1,637 (six months ended June 30, 2005: $2,113) related to the grant of options and realized a tax benefit of $830 (six months ended June 30, 2005: $354). At June 30, 2006, there was $2,378 of unrecognized compensation cost related to options which is expected to be recognized over the weighted average period of 1 year.  The total intrinsic value of options exercised during the six months ended June 30, 2006 was $9,086 (year ended December 31, 2005: $10,258) and the Company received proceeds of $14,013 (year ended December 31, 2005: $8,585). The total intrinsic value of options vested at June 30, 2006, was $52,060 (year ended December 31, 2005: $69,886). The fair value of options granted during 2006 was $213 (year ended December 31, 2005: $6,413). The grants in 2006 reflect modifications to grants made in prior years to an employee pursuant to a severance agreement filed in an 8-K with the SEC on February 23, 2006.  The earlier grants were deemed cancelled and new grants issued at the new terms.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006: risk free interest rates of 4.6% (2005: 4.2%), expected life of 0.3 years (2005: 7.0 years), a dividend yield of 1.7% (2005: 2.5%) and an expected volatility of 20% (2005: 22%). The Company has elected to use the simplified method of calculating the expected life of the options, which is the average of the vesting period and the expiry period.

The following is a summary of stock options granted under the LTEC and related activity:

	Six months ended June 30, 2006		Year ended December 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding—beginning of period	6,054,464	$18.99	5,622,181	$16.38
Granted	45,000	26.90	1,269,834	28.01
Exercised	(749,782)	18.70	(653,881)	13.13
Forfeited	(57,833)	27.32	(183,670)	25.92
Outstanding—end of period	5,291,849	$19.01	6,054,464	$18.99

The following table summarizes information about the Company’s stock options for options granted under the LTEC and outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$12.50-$13.75	2,603,847	$12.55	5.59	2,603,847	$12.55
$13.76-$15.00	671,000	14.50	6.45	671,000	14.50
$15.01-$16.25	53,334	16.25	6.92	53,334	16.25
$16.26-$25.65	59,000	25.54	7.33	39,334	25.54
$25.66-$29.62	1,904,668	$28.82	7.89	981,886	$29.10

In addition, the Company receives a tax deduction for certain stock option exercises in the period of exercise. In accordance with FAS No. 123 (R), the consolidated statement of cash flows for the six months ended June 30, 2006 includes excess tax benefits of $627 on exercise of stock options as a financing cash flow.

(ii)           Restricted Stock

The fair value of restricted share grants is determined using the closing price of the Company’s shares on the New York Stock Exchange on the day prior to the grant, with grants generally vesting three years after the date of grant or upon the employee’s earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the employee’s employment terminates prior to vesting. Compensation cost equivalent to the estimated fair market value at the date of grant for the number of shares expected to fully vest is amortized over a three-year vesting period. As of June 30, 2006, there was $40,084 of unrecognized compensation cost related to these awards which is expected to be recognized over the weighted average period of 2 years.  The total fair value of shares vested during the six months ended June 30, 2006 was $2,387 (year ended 2005: $25,699). During the quarter ended June 30, 2006, the Company expensed $5,283 (quarter ended June 30, 2005: $5,040) in respect of restricted stock, and recorded tax benefits thereon of $942 (quarter ended June 30, 2005: $577). During the six months ended June 30, 2006, the Company expensed $10,871 (six months ended June 30, 2005: $9,925) in respect of restricted stock, and recorded tax benefits thereon of $1,809 (six months ended June 30, 2005: $1,412).

The following is a summary of restricted stock granted under the LTEC and related activity:

	June 30, 2006		December 31, 2005
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested —beginning of period	1,175,750	$28.40	2,126,700	$17.36
Granted	1,273,500	31.01	898,750	28.35
Vested	(86,000)	27.75	(1,723,300)	14.91
Forfeited	(77,250)	25.42	(126,400)	26.18
Nonvested—end of period	2,286,000	$29.98	1,175,750	$28.40

The grants in 2006 include modifications to grants made in prior years to an employee pursuant to a severance agreement filed in an 8-K with the SEC on February 23, 2006. The earlier grants were deemed cancelled and new grants issued at the new terms.

(b)           Director Benefit Plans

(1)           2004 Directors Long-Term Equity Compensation Plan

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

During the quarter ended June 30, 2006, the Company expensed $53 (quarter ended June 30, 2005: $43) related to the grant of options. During the six months ended June 30, 2006, the Company expensed $78 (six months ended June 30, 2005: $91) related to the grant of options. At June 30, 2006, there was $105 of unrecognized compensation cost related to options which is expected to be recognized over the weighted average period of 1 year. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $94 (December 31, 2005: $nil) and the Company received proceeds of $318 (year ended December 31, 2005: $nil) and realized a tax benefit of $nil (year ended December 31, 2005: $nil). The total intrinsic value of options vested at June 30, 2006, was $345 (December 31, 2005: $343). There were no option grants during the six months ended June 30, 2006, and the fair value of options granted during 2005 was $257. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: risk free interest rates of 4.2%, expected life of 7 years, a dividend yield of 2.5% and an expected volatility of 22%. The Company has elected to use the simplified method of calculating the expected life of the options, which is the average of the vesting period and the expiry period.

The following is a summary of stock options granted under the DLTECP and related activity:

	Six Months ended June 30, 2006		Year ended December 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding—beginning of period	120,000	$25.19	72,000	$23.68
Granted	-	-	48,000	27.45
Exercised	(13,332)	23.84	—	—
Outstanding—end of period	106,668	$25.36	120,000	$25.19

The following table summarizes information about the Company’s stock options granted under the DLTECP and for options outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$15.01-$16.25	26,667	$16.25	6.59	26,667	$16.25
$25.66-$29.62	80,001	$28.39	8.16	34,668	$28.79

(ii)           Restricted Stock

The fair value of restricted share grants is determined using the closing price of the Company’s shares on the New York Stock Exchange on the day prior to the grant, with grants generally vesting six months after the date of grant or upon the director’s earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the director resigns prior to vesting. Compensation cost equivalent to the estimated fair market value at the date of grant for the number of shares expected to fully vest is amortized over a six-month vesting period.  As of June 30, 2006, there was $17 of unrecognized compensation cost related to these awards. The total fair value of shares vested during the quarter ended June 30, 2006 was $nil (year ended December 31, 2005: $120). During the quarter ended June 30, 2006, the Company expensed $80 (quarter ended June 30, 2005: $60) in respect of restricted stock, and recorded no tax benefits. During the six months ended June 30, 2006, the Company expensed $150 (quarter ended June 30, 2005: $117) in respect of restricted stock, and recorded no tax benefits.

The following is a summary of restricted stock granted under the DLTECP and related activity:

	Six months ended June 30, 2006		Year ended December 31, 2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested —beginning of period	—	$—	—	$—
Granted	5,590	31.31	4,368	27.45
Vested	—	—	(4,368)	27.45
Nonvested—end of period	5,590	$31.31	—	$—

In addition, directors may elect to receive their fees in common shares rather than cash.  As at June 30, 2006, 43,912 (December 31, 2005: 40,235) common shares had been granted under the plan in lieu of fees.  All awards are made at the fair market value of the common shares at the time of the grant.

(ii)           2004 Directors Deferred Compensation Plan

The Company has an unfunded nonqualified deferred compensation plan that allows participating directors to elect (i) the amount, if any, of cash or stock as fees for services to be deferred and (ii) the form in which payment is to be made. Directors who choose to defer fees otherwise payable in shares are credited a number of phantom stock units equal in amount to the number of shares of stock deferred. In the event a cash dividend is declared on the stock, the portion of the participant’s deferral account denominated in phantom share units is credited with additional phantom share units (or portions thereof). Directors who choose to defer fees otherwise payable in cash are credited with interest on their cash deferral at a rate for the year of deferral that is 100 basis points above the 12-month LIBOR rate for deposits of U.S. dollars. Generally, benefits are paid upon termination of service as a director. As at June 30, 2006, 35,657 (December 31, 2005: 31,411) phantom share units had been issued under the plan in lieu of fees, and 10,001 (December 31, 2005: 6,657) had been issued in lieu of restricted shares.

5.             Investments

The following table summarizes the fixed maturity investments in an unrealized loss position at June 30, 2006 and December 31, 2005 and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

As at June 30, 2006:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$381,466	$(13,849)	$977,323	$(28,052)	$1,358,789	$(41,901)
Non - U.S. government securities	1,431	(79)	156,344	(3,455)	157,775	(3,534)
Corporate securities	310,266	(10,447)	632,369	(19,418)	942,635	(29,865)
Mortgage-backed securities	444,446	(20,916)	1,971,394	(68,350)	2,415,840	(89,266)
Asset-backed securities	134,803	(3,052)	173,566	(2,162)	308,369	(5,214)
Municipals	67,790	(2,388)	264,550	(5,855)	332,340	(8,243)
Total	$1,340,202	$(50,731)	$4,175,546	$(127,292)	$5,515,748	$(178,023)

As at December 31, 2005:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$527,787	$(10,823)	$746,012	$(9,406)	$1,273,799	$(20,229)
Non - U.S. government securities	-	-	115,871	(6,196)	115,871	(6,196)
Corporate securities	258,287	(6,361)	813,927	(14,314)	1,072,214	(20,675)
Mortgage-backed securities	309,808	(8,980)	1,674,865	(27,262)	1,984,673	(36,242)
Asset-backed securities	107,636	(2,198)	85,714	(1,217)	193,350	(3,415)
Municipals	55,720	(1,476)	157,116	(1,356)	212,836	(2,832)
Total	$1,259,238	$(29,838)	$3,593,505	$(59,751)	$4,852,743	$(89,589)

As of June 30, 2006, there were approximately 2,320 securities (2005: 2,113) in an unrealized loss position with a fair market value of $5,515.7 (2005: $4,852.7). Of these securities, there are 752 securities (2005: 517) that have been in an unrealized loss position for 12 months or greater with a fair market value of $1,340.2 (2005: $1,259.2). The unrealized losses from these securities were not a result of credit, collateral or structural issues. As of June 30, 2006, thirteen (2005: none) of these securities were considered to be other than temporarily impaired resulting in an impairment charge of $0.6 million for the six months ended June 30, 2006.

6.             Debt and Financing Arrangements

a)             Senior Notes

On November 15, 2004, the Company issued $500.0 million of senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $495.7 million. The Senior Notes bear interest at a rate of 5.75%, payable semi-annually in arrears on June 1 and December 1 of each year. Unless previously redeemed, the Senior Notes will mature on December 1, 2014. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intentions of calling the Senior Notes. The Senior Notes indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the Senior Notes indenture at June 30, 2006. The market value of the Senior Notes at June 30, 2006 was $469.2 million (December 31, 2005: $498.5 million).

Interest expense includes interest payable, amortization of the offering discount and amortization of debt offering expenses. The offering discount and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. For the quarters ended June 30, 2006 and 2005, the Company incurred interest expense for the Senior Notes of $7.3 million. For the six months ended June 30, 2006 and 2005, the company incurred interest expense for the Senior Notes of $14.6 million.

b)             Credit Facilities

As at June 30, 2006, the Company had a $1.5 billion credit facility agreement with a syndicate of lenders. The credit agreement is an unsecured five-year facility that allows the Company and its operating subsidiaries to issue letters of credit up to the full amount of the facility and to borrow up to $500.0 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit agreement contains various loan covenants, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The facility also requires that the Company maintain 1) a minimum consolidated net worth of $2.0 billion plus (A) 25% of consolidated net income (if positive) of AXIS Capital for each semi-annual fiscal period ending on or after December 31, 2005 plus (B) an amount equal to 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period and 2) a maximum debt to total capitalization ratio of 0.35:1.0. The Company was in compliance with all covenants contained in the credit agreement at June 30, 2006. As at June 30, 2006, the Company had letters of credit of $608.1 million (December 31, 2005: $685.1 million) outstanding. There was no debt outstanding under the credit facility as at June 30, 2006 or December 31, 2005.

7.             Earnings Per Common Share

The following table sets forth the calculation of basic and diluted earnings per common share:

	Quarters ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Basic earnings per common share
Net income available to common shareholders	$223,400	$172,845	$418,585	$324,644
Weighted average common shares outstanding	149,765,181	140,566,523	149,541,163	143,584,354
Basic earnings per common share - basic	$1.49	$1.23	$2.80	$2.26

Diluted earnings per common share
Net income available to common shareholders	$223,400	$172,845	$418,585	$324,644
Weighted average common shares outstanding	149,765,181	140,566,523	149,541,163	143,584,354
Share equivalents
Warrants	11,006,209	10,485,432	11,320,152	10,656,522
Options	1,780,378	2,143,648	1,906,398	2,202,168
Restricted stock	773,691	442,147	673,928	570,460
Weighted average common shares and common share equivalents outstanding — diluted	163,325,459	153,637,750	163,441,641	157,013,504
Diluted earnings per common share	$1.37	$1.13	$2.56	$2.07

Share equivalents that will result in the issuance of common shares of 1,620,168, 1,763,959, 3,615,618, 1,735,875 were outstanding for the quarters and six months ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

8.             Commitments and Contingencies

a)             Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and reinsurance recoverable balances. The investment portfolio is managed by external advisors in accordance with prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company did not have an aggregate exposure in a single entity, other than in U.S. Government and U.S. Government agency securities, of more than 2.0% of shareholders’ equity at June 30, 2006.  Concentration of credit risk with respect to reinsurance recoverable balances is limited due to the number of reinsureds used on the Company’s reinsurance programs.

b)             Lease Commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the six month ended June 30, 2006 and 2005 was approximately $4,545 and $4,055, respectively.

Future minimum lease payments under the leases are expected to be as follows:

Year ended June 30,
2007	$10,444
2008	9,976
2009	9,494
2010	9,173
2011	9,283
Later years	31,198
Total minimum future lease commitments	$79,568

c)             Investment Commitments

During the six months ended June 30, 2006, the Company made certain commitments with respect to additional investments in various alternative investment funds.  At June 30, 2006, the total outstanding investment commitments were $72,000, which the Company anticipates funding these by end of 2006. There were no investment commitments at December 31, 2005.

d)                                    Reinsurance Purchase Commitment

During the quarter ended June 30, 2006, the Company purchased reinsurance coverage for its U.S. property line of business, effective May 1, 2006.  The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly, at June 30, 2006, the Company has an outstanding reinsurance purchase commitment of $53,549.

e)                                    Legal Proceedings

From time to time, the Company is subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business.  These legal proceedings generally relate to claims asserted by or against the

Company in the ordinary course of insurance or reinsurance operations.  In the opinion of management, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

9.             Related Party Transactions

During the quarter and six months ended June 30, 2005, Marsh & McLennan Companies, Inc. (“Marsh”) and its subsidiaries were considered to be related parties due to a direct shareholding in the Company. During these periods the Company paid brokerage and commissions to Marsh of $33,307, for the quarter ended June 30, 2005 and $66,252, for the six months ended June 30, 2005.

10.          Taxation

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

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax asset (liability) are as follows:

	June 30, 2006	December 31, 2005
Deferred tax assets:
Discounting of loss reserves	$31,592	$26,239
Unearned premium	49,910	41,050
Other	33,678	18,370
Deferred tax assets, gross of valuation allowance	115,180	85,659
Valuation allowance	(15,824)	(5,774)
Deferred tax assets, net of valuation allowance	99,356	79,885

Deferred tax liabilities:
Deferred acquisition costs	(32,600)	(25,794)
Other	(3,476)	(3,217)
Deferred tax liabilities	(36,076)	(29,011)
Net deferred tax assets	$63,280	$50,874

The valuation allowance is related to net realized and unrealized losses on the Company’s fixed maturity investments. The Company believes it is necessary to establish a valuation allowance against the deferred tax asset arising from net realized and unrealized losses and realized capital losses on fixed maturity investments due to the inability to guarantee the reversal of these losses. At June 30, 2006, the total valuation allowance related to net unrealized losses on investments of $12,939 (December 31, 2005: $5,118) has been recorded as a component of other comprehensive income consistent with the treatment of the net unrealized losses on investments.  The remaining balance of the valuation allowance of $2,885 (December 31, 2005: $656) for the realized capital losses has been included in the income tax expense in the consolidated statements of operations. Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The net deferred tax assets are included in other assets in the consolidated balance sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, references to “we,” “us” or “our” refer to the consolidated operations of AXIS Capital and its direct and indirect subsidiaries and branches, unless the context suggests otherwise.

Overview

The following is a discussion of the Company’s financial condition, liquidity and results of operations. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

We derive our revenues primarily from the sale of our insurance policies and reinsurance contracts. Insurance and reinsurance premiums are a function of the number and type of contracts we write, as well as prevailing market prices. Our expenses primarily consist of net losses and loss expenses, acquisition costs, general and administrative expenses and interest expense.

Our objective as an insurance and reinsurance company is to generate superior returns on capital that appropriately reward us for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. To achieve this objective, we must be able to accurately assess the potential losses associated with the risks that we insure and reinsure, to manage our investment portfolio risk appropriately, and to control acquisition costs and infrastructure throughout the organization.  Four financial measures that are meaningful in analyzing our performance are return on common equity, book value per common share, combined ratio and underwriting income. Our return on common equity calculation is based on the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period. Book value per common share is calculated by dividing common shareholders’ equity by the number of outstanding common shares at any period end. The combined ratio is a formula used by insurance and reinsurance companies to relate net premiums earned during a period to net losses and loss expenses, acquisition costs and general and administrative expenses during a period. We consider return on common equity and book value per common share to be appropriate indicators of our returns to common shareholders. A combined ratio above 100% indicates that a company is incurring more in net losses and loss expenses, acquisition costs and general and administrative expenses than it is earning in net premiums. We consider the combined ratio an appropriate indicator of our underwriting performance, particularly given the relatively short tail orientation of our overall portfolio of risks.  Underwriting income on a segment basis is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative expenses as expenses. Underwriting income is the difference between these revenue and expense items.

The following table details our key performance indicators for the periods indicated:

	Quarters ended		Six Months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	($ in thousands, and per share amounts)
Gross premiums written	$995,380	$767,293	$2,160,120	$1,965,992
Net premiums earned	679,099	624,413	1,312,693	1,250,003
Net investment income	91,663	58,001	185,231	110,759
Net income available to common shareholders	223,400	172,845	418,585	324,644
Net loss and loss expense ratio	54.8%	51.7%	55.7%	53.4%
Acquisition cost ratio	15.0%	13.7%	14.6%	14.1%
General and administrative expense ratio	8.5%	9.1%	8.6%	8.9%
Combined ratio	78.3%	74.5%	78.9%	76.4%
Return on average common equity	27.6%	22.6%	26.4%	20.3%
Book value per common share	$22.15	$22.51	$22.15	$22.51

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

Outlook

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

We believe that we are currently operating in a marketplace that, with appropriate risk selection, can generally offer favorable pricing and/or terms and conditions in our business segments. The market has been most impacted by the record catastrophe losses incurred by the industry in 2005, led by Hurricanes Katrina, Rita and Wilma and reflects more disciplined underwriting and recalibration of catastrophe models addressing increased assumptions regarding potential losses and increased capital requirements for loss scenarios.  In general, short-tail lines in our wholesale insurance and reinsurance businesses have experienced significantly improved pricing, terms and conditions.  The most dramatic hardening, including major revisions of terms, conditions and structures, has occurred for business exposed to U.S. wind perils.  For short-tail insurance and reinsurance business without natural perils exposure or with natural perils exposure but outside the U.S., we have experienced increasing competition, but are still able to find business which meets or exceeds our underwriting criteria.  For casualty insurance and reinsurance lines of business, particularly in the U.S., pricing, terms and conditions have stabilized at or above technically adequate levels.

We purchase reinsurance to mitigate volatility in our insurance segments and the substantial changes in the property reinsurance marketplace have impact on our reinsurance buying strategy.  In our insurance segment, we have been reducing aggregate catastrophe exposures from the underlying business by non-renewing inadequately priced business, reducing limits and writing new business meeting or exceeding our pricing requirements. We continue to purchase reinsurance opportunistically throughout the year in our global insurance segment to mitigate volatility in the portfolio.  In our U.S. insurance segment, we do maintain a comprehensive excess of loss property reinsurance program which includes per risk (renews May 1st) and catastrophe (renews

July 1st) components and have completed renewals of both of these programs.  We have bought more reinsurance protection at the “top” of our program and increased our retentions at the bottom of the program to roughly $100 million from roughly $50 million last year.  We purchased the catastrophe reinsurance to the same dollar limit this year, that is, up to $400 million.

Critical Accounting Estimates

The Company’s critical accounting estimates are discussed in Managements’ Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No.123(R) using the modified prospective transition method and therefore have not restated results for prior periods.

Consolidated Results of Operations

Quarters ended June 30, 2006 and 2005

Premiums. The $228.1 million increase in gross written premiums was generated by both our insurance and reinsurance segments which experienced increases in gross premiums written of $116.6 million and $111.5 million, respectively. The increase was primarily due to significant rate increases on several of our short-tail insurance and reinsurance lines, the generation of new business and also increased participation of existing lines.

The increase of $23.2 million in written premiums ceded was largely due to an increase in the expense for reinsurance purchased by our insurance segment, most notably our global insurance segment.

The $54.7 million increase in net premiums earned was primarily generated by our reinsurance segment, which reported an increase in net premiums earned of $44.2 million. Premiums are earned over the period of the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written in our reinsurance segment over the rolling twelve-month period ended June 30, 2006 compared to the rolling twelve-month period ended June 30, 2005, our net premiums earned increased.

Net Investment Income.   Net investment income consisted of $87.9 million of interest on cash and fixed maturity investments and $5.5 million of income from other investments, offset by $1.7 million of net investment expenses. Included in net investment income was $2.8 million (2005: $0.6 million) of unrealized gains from other investments. The increase in net investment income of $33.7 million is due to a combination of higher investment balances, higher investment yields and increased income from other investments.

Cash and fixed maturity investments increased by 23.2% from June 30, 2005 to June 30, 2006 due to positive operating cash-flows. The annualized effective yield of cash and fixed maturity investments managed by our portfolio managers (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) increased by 0.8% to 4.8%. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The effective yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation. Increased income from other investments is due to a larger allocation to these investments combined with strong performance. Net investment income for the quarter ended June 30, 2005 consisted of $56.5 million of interest on cash and fixed maturity investments, $3.1 million of income from other investments, offset by $1.6 million of net investment expenses.

Net Realized Losses. Net realized losses increased by $11.6 million. The increase was generated by net realized losses of $9.7 million and net realized and unrealized losses of $1.9 million from investment derivatives that we use to hedge foreign exchange risk in our investment portfolio. We invest our portfolio to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter. Included within net realized losses was $2.5 million (2005: $0.1 million) of realized gains from mortgage-backed securities that are required to be classified as derivatives.

The total return for our cash and fixed maturity investments managed by our portfolio managers for the quarter ended June 30, 2006 (calculated using beginning and ending market portfolio values, adjusted for external cash flows) was 0.3% versus 2.2% for the quarter ended June 30, 2005. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation. The return for the quarter ended June 30, 2006 was lower than the similar period in 2005 due to an increase in short and intermediate yields in the 2006 period that negatively impacted the price of fixed income securities versus a decrease in the 2005 period that positively impacted the price of fixed income securities.

A portion of the Company’s fixed maturities were in an unrealized loss position at June 30, 2006. The Company evaluates these investments to determine whether such securities values are other-than-temporarily-impaired given the length of time the security has been impaired, the expected maturity of the investment, the significance of the decline, the liquidity, business prospects and overall financial condition of the issuer and the Company’s intent and ability to hold the investment to recovery.

During the quarter ended June 30, 2006, we identified eight fixed maturity securities as having an other-than-temporary impairment. Consequently, the cost of such securities was written down to fair value, and the Company recognized a loss of $0.2 million on these securities.

Other Insurance Related Income/Loss: The increase of $5.9 million primarily related to a contract that was accounted for as a derivative and generated a fair value movement of $(5.5) million during the quarter ended June 30, 2005. This contract expired in the second quarter of 2005.

Net Losses and Loss Expenses. Net losses and loss expenses for the quarter ended June 30, 2006 was $372.0 million, or 54.8% of net premiums earned, compared to $322.9 million, or 51.7% of net premiums earned, for the quarter ended June 30, 2005. During the quarter ended June 30, 2006, we experienced favorable prior period development of $64.5 million, or 9.5 percentage points, which was net of $19.0 million of adverse development relating to Hurricanes Katrina, Rita and Wilma. During the quarter ended June 30, 2005, we experienced $74.0 million, or 11.9 percentage points of favorable development. During both quarters the favorable development was primarily generated in our insurance segment. After adjusting for this development, the accident year net loss and loss expense ratio was consistent at 64.3% for the quarter ended June 30, 2006, compared with 63.5% for the quarter ended June 30, 2005.

Acquisition Costs. The acquisition cost ratio for the quarter ended June 30, 2006 was 15.0% compared to 13.7% for the quarter ended June 30, 2005. The increase was primarily due to higher acquisition costs in our U.S insurance segment which was largely driven by lower commissions received on ceded premium that was primarily due to a change in business mix.

At June 30, 2006, we had one remaining incentive commission arrangement with a broker from 2004 that had yet to be resolved. Although we have accrued our best estimate of the amount due under this arrangement, given the uncertainties that exist surrounding the calculation and payment of this incentive commission, our estimate is subject to change. Any change in the estimate is recorded during the period in which the change is identified.

General and Administrative Expenses.  The general and administrative expense ratio for the quarter ended June 30, 2006 was 8.5% compared to 9.1% for the quarter ended June 30, 2005.

Foreign Exchange.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the quarter ended June 30, 2006, we experienced a foreign exchange gain of $18.9 million compared to a foreign exchange loss of $27.2 million for the quarter ended June 30, 2005. The gain was principally made on the revaluation of asset balances denominated in Sterling and Euros following a 6.4% and 5.5% appreciation of Sterling and the Euro respectively against the U.S. dollar during the quarter ended June 30, 2006. The foreign exchange loss experienced for the quarter ended June 30, 2005 was primarily driven by the depreciation in the Sterling and the Euro against the U.S. dollar. Movements of 5.4% and 6.8% were experienced on Sterling and the Euro, respectively.

In 2005, we implemented a currency hedging program by entering into several foreign currency forward contracts to attempt to minimize the negative effects of fluctuation in foreign currency rates on our foreign currency denominated assets and liabilities. As at June 30, 2006, the net contractual amount of foreign currency forward contracts was $34.0 million with an unrealized loss of $1.8 million.

Income Tax.  For the quarter ended June 30, 2006, we experienced an income tax expense of $7.9 million compared to $5.8 million for the quarter ended June 30, 2005. The increase was primarily attributable to the generation of additional taxable income in our European subsidiaries.

Preferred Dividends. The increase of $9.2 million was due to the dividends on our Series A and Series B preferred shares that we issued in the fourth quarter of 2005.

Six months ended June 30, 2006 and 2005

Premiums. Gross premiums written increased by $194.1 million; of this increase 64.1% was generated by our insurance segment and 35.9% by our reinsurance segment. The increase in our insurance segment was primarily driven by rate increases on our property line and by new business written in our professional lines and other specialty business. The increase in our reinsurance segment was primarily due to new market opportunities and increased participations in existing accounts in our professional lines business.

The increase of $58.9 million in premiums ceded was primarily due to an increase in the level of reinsurance purchased by our insurance segment that was largely driven by both an increase in gross premiums written in U.S. insurance and also market opportunities in global insurance.

The $62.7 million increase in net premiums earned was primarily generated by our reinsurance segment, which reported an increase in net premiums earned of $52.8 million. Premiums are earned over the period of the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written over the rolling twelve-month period ended June 30, 2006 compared to the rolling twelve-month period ended June 30, 2005, our net premiums earned increased.

Net Investment Income.   Net investment income consisted of $169.7 million of interest on cash and fixed maturity investments and $18.9 million of income from other investments, offset by $3.4 million of net investment expenses. Included in net investment income was $13.6 million (2005: $0.9 million) of unrealized gains from other investments. The increase in net investment income of $74.4 million is due to a combination of higher investment balances, higher investment yields and increased income from other investments.

Cash and fixed maturity investments increased by 23.2% from June 30, 2005 to June 30, 2006 due to positive operating cash-flows. The annualized effective yield of cash and fixed maturity investments managed by our portfolio managers (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) increased by 0.7% to 4.6%. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The effective yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation. Increased income from other investments is due to a larger allocation to these investments combined with strong performance. Net investment income for the six months ended June 30, 2005 consisted of $109.8 million of interest on cash and fixed maturity investments, $4.2 million of income from other investments, offset by $3.2 million of net investment expenses.

Net Realized Losses. Net realized losses increased by $21.1 million. The increase was generated by net realized losses of $13.8 million and net realized and unrealized losses of $7.3 million from investment derivatives that we use to hedge foreign exchange risk in our investment portfolio. We invest our portfolio to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter. Included within net realized losses was $3.1 million (2005: $1.5 million) of realized losses from mortgage-backed securities that are required to be classified as derivatives.

The total return for our cash and fixed maturity investments managed by our portfolio managers for the six months ended June 30, 2006 (calculated using beginning and ending market portfolio values, adjusted for external cash flows) was 0.2% versus 1.9% for the six months ended June 30, 2005. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation. The return for the six months ended June 30, 2006 was lower than the similar period in 2005 due to a large increase in short and intermediate yields in the 2006 period that negatively impacted the price of fixed income securities versus a small increase in yields in the 2005 period that had a smaller negative impact on the price of fixed income securities.

During the six months ended June 30, 2006, we identified thirteen fixed maturity securities as having an other-than-temporary-impairment. Consequently, the cost of such securities was written down to fair value and we recognized a loss of $0.6 million on these securities.

Other Insurance Related Income/Loss:  The increase of $6.6 million primarily related to a contract that was accounted for as a derivative and generated a fair value movement of $(5.5) million during the six months ended June 30, 2005. This contract expired in the second quarter of 2005.

Net Losses and Loss Expenses. Net losses and loss expenses for the six months ended June 30, 2006 was $730.6 million, or 55.7% of net premiums earned, compared to $667.1 million, or 53.4% of net premiums earned, for the six months ended June 30, 2005. During the six months ended June 30, 2006, we experienced favorable prior period development of $125.5 million, or 9.6 percentage points, which was net of $54.0 million of adverse development relating to Hurricanes Katrina, Rita and Wilma. During the six months ended June 30, 2005 we experienced favorable development of $140.7 million or 11.3 percentage points. During both periods the net favorable development was primarily generated by our insurance segment. After adjusting for the net favorable development, the accident year net loss and loss expense ratio was 65.2% for the six months ended June 30, 2006, consistent with 64.6% for the six months ended June 30, 2005.

Acquisition Costs. The acquisition cost ratio for the six months ended June 30, 2006 was 14.6% compared to 14.1% for the six months ended June 30, 2005. The increase was primarily due to higher acquisition costs in our U.S. insurance segment which was largely driven by lower commissions received on ceded premiums primarily as a result of a change in business mix.

General and Administrative Expenses.  The general and administrative expense ratio for the six months ended June 30, 2006 was 8.6% compared to 8.9% for the six months ended June 30, 2005.

Foreign Exchange.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the six months ended June 30, 2006, we experienced a foreign exchange gain of $28.2 million compared to a foreign exchange loss of $50.6 million for the six months ended June 30, 2005. The gain was principally made on the revaluation of asset balances denominated in Sterling and Euros following a 7.3 % and 8.0% appreciation of Sterling and the Euro against the U.S. dollar, respectively, during the six months ended June 30, 2006. The foreign exchange loss experienced for the six months ended June 30, 2005 was primarily driven by the depreciation in Sterling and the Euro against the U.S. dollar since the year end. Movements of 4.7% and 7.0% were experienced in Sterling and the Euro, respectively.

In 2005, we implemented a currency hedging program by entering into several foreign currency forward contracts to attempt to minimize the negative effects of fluctuation in foreign currency rates on our foreign currency denominated assets and liabilities. As at June 30, 2006, the net contractual amount of foreign currency forward contracts was $34.0 million with an unrealized loss of $1.8 million.

Income Tax.  For the six months ended June 30, 2006, we experienced an income tax expense of $17.4 million compared to $9.5 million for the six months ended June 30, 2005. The increase was primarily attributable to the generation of additional taxable income in our U.S. and European subsidiaries combined with a valuation allowance related to net realized and unrealized losses on fixed maturity investments.

Preferred Dividends. The increase of $18.9 million was due to the dividends on our Series A and Series B preferred shares that we issued in the fourth quarter of 2005.

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

U.S. insurance operates through offices throughout the U.S., provides coverage through a variety of distribution channels in the U.S., and covers predominantly U.S. exposures. The product lines are property, professional lines, liability and other specialty and are offered through wholesale brokers, retail brokers and managing general agents and underwriters. Many of our property and casualty insurance products are for nonstandard and complex risks. U.S. insurance has the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted, or surplus lines basis, with flexibility in forms and rates not filed with state insurance regulators. Having a non-admitted carrier provides the pricing flexibility needed to write non-standard coverage.

Quarters ended June 30, 2006 and June 30, 2005

The following table summarizes the underwriting results and ratios for the insurance segment for the quarters ended June 30, 2006 and 2005:

	Quarters ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$629,605	$512,982	$116,623	22.7%
Net premiums written	455,026	365,103	89,923	24.6%
Net premiums earned	323,571	313,038	10,533	3.4%
Other insurance related income (loss)	438	(5,301)	5,739	nm
Expenses:
Net losses and loss expenses	(147,785)	(148,697)	912	(0.6)%
Acquisition costs	(38,754)	(30,150)	(8,604)	28.5%
General and administrative expenses	(34,873)	(30,409)	(4,464)	14.7%
Underwriting income	$102,597	$98,481	$4,116	4.2%
Ratios:
Net loss and loss expense ratio	45.7%	47.5%	(1.8)%
Acquisition cost ratio	12.0%	9.6%	2.4%
General and administrative expense ratio	10.8%	9.7%	1.1%
Combined ratio	68.5%	66.8%	1.7%

nm — not meaningful

Premiums.  The increase in gross premiums written was due to an increase of $85.7 million in global insurance and $30.9 million in U.S. insurance.

The table below shows gross premiums written in global insurance by line of business for the quarters ended June 30, 2006 and 2005:

	Quarters ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Property	$87,927	$65,827	$22,100	33.6%
Marine	61,807	44,102	17,705	40.1%
Terrorism and War Risk	36,902	28,797	8,105	28.1%
Aviation and Aerospace	16,088	29,474	(13,386)	(45.4)%
Political Risk	70,770	36,505	34,265	93.9%
Professional Lines and Other Specialty	39,741	22,807	16,934	74.2%
Total	$313,235	$227,512	$85,723	37.7%

We experienced an increase in gross premiums written across all lines of business during the quarter with the exception of our aviation and aerospace book where we continued to decline business due to unacceptable rates.

The increase in our political risk book was primarily due to a single contract written in the quarter that provides insurance coverage over an extended number of years. Typically, this line has unpredictable business flows that are correlated with foreign direct investment activity. Consequently, there can be some variability in the level of our gross written premiums in this line for comparable periods. The increase in our property and marine lines of business was primarily driven by significantly improved pricing in our property and energy lines of business, particularly for business exposed to U.S. wind perils.  These substantially improved market conditions followed the recalibration of catastrophe models addressing the increased frequency and severity of potential losses and increased capital requirements imposed by rating agencies. Our property line was also impacted by two other factors. First, we experienced growth of $5.5 million in our program business driven by rate increases on existing accounts and also new market opportunities. Second, we renewed approximately $4.0 million of business in the current quarter that renewed in the third quarter of 2005. The increase in our professional lines and other specialty business was primarily due to a new specialty program we began to write in the third quarter of 2005 which generated approximately $10.0 million of gross premiums written during the quarter. The remainder of the increase in our professional lines and other specialty business primarily related to new market opportunities.

The table below shows gross premiums written in U.S. insurance by line of business for the quarters ended June 30, 2006 and 2005:

	Quarters ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Property	$122,095	$97,429	$24,666	25.3%
Professional Lines	111,793	106,572	5,221	4.9%
Liability	77,491	79,509	(2,018)	(2.5)%
Other Specialty	4,991	1,960	3,031	nm
Total	$316,370	$285,470	$30,900	10.8%

nm — not meaningful

The growth in our U.S segment was primarily driven by our property line of business and is largely attributable to significant rate increases experienced since the 2005 catastrophes. Despite a substantial reduction in participation on catastrophe-exposed commercial property business during the quarter, we were able to increase gross premiums written.  This increase was attributable to significant rate increases recognizing increased frequency and severity of expected loss for a given unit of exposure.  The increase in gross premiums written in our professional lines business was driven by an increase of $4.4 million in errors and omissions insurance, primarily due to a new program that incepted in 2005. The decrease in our liability account was primarily due to a reduction in gross premiums written in our primary casualty line which was due to construction business written in 2005 that was one-time in nature and a general softening of rates. This was partially offset by an increase in new specialty program business written in the quarter.

Premiums ceded for the quarter ended June 30, 2006 increased by $26.7 million compared to the comparative period of 2005. The increase was due to a $21.4 million increase in the level of premiums ceded in global insurance, which varies on a quarterly basis depending upon market opportunities.

The following table shows net premiums earned in our insurance segment for the quarters ended June 30, 2006 and 2005:

	Quarters ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Gross premiums earned	$479,769	$463,620	$16,149	3.5%
Ceded premiums amortized	(156,198)	(150,582)	(5,616)	3.7%
Net premiums earned	$323,571	$313,038	$10,533	3.4%

Gross premiums are earned over the period of the insured risk. The increase in gross premiums earned was driven by continued growth in gross premiums written in U.S. insurance.

Ceded premiums are amortized over the contract term. The increase in ceded premium amortized was primarily due to a $6.1 million increase in our U.S insurance segment that was driven by an increase in gross premiums earned in the quarter.

Other Insurance Related (Loss) Income: In 2005, we had a contract that was accounted for as a derivative and generated a fair value movement of $(5.5) million. This contract expired in the second quarter of 2005.

Net Losses and Loss Expenses. The decrease in the net loss and loss expense ratio was primarily driven by U.S insurance.

The net loss and loss expense ratio for global insurance was 38.1% for the quarters ended June 30, 2006 and 2005. During the quarter ended June 30, 2006, we experienced favorable development in prior year loss and loss expense reserves of $43.9 million, or 24.3 percentage points, which is net of $19.0 million of adverse development on losses relating to Hurricanes Katrina, Rita and Wilma. We experienced net favorable development of $42.8 million, or 20.9 percentage points, for the quarter ended June 30, 2005. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. This method takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. Consequently, as actual claims have been less than expected, this has generated favorable loss development. After adjusting for this development, the accident year net loss and loss expense ratio increased to 62.5% from 59.0% for the quarter ended June 30, 2005. This was primarily due to increased loss activity during the current quarter on our energy onshore account. We also experienced a shift in business mix from our aviation lines to professional lines of business. Typically, our professional lines of business have higher initial expected net loss and loss expense ratios than our aviation lines.

The net loss and loss expense ratio for U.S. insurance was 55.2% for the quarter ended June 30, 2006 compared to 65.2% for the quarter ended June 30, 2005.  During the quarter ended June 30, 2006, we experienced favorable prior year development of $14.3 million, or 10.0 percentage points, that was primarily generated from our property line of business. During the quarter ended June 30, 2005, we experienced favorable prior period development of $1.6 million, or 1.5 percentage points. The net loss and loss expense ratio for the accident year was consistent at 65.1% for the quarter ended June 30, 2006, compared to 66.8% for the quarter ended June 30, 2005.

Acquisition Costs. The increase in the acquisition cost ratio was primarily driven by a higher ratio in U.S insurance.

Acquisition costs in global insurance were $23.8 million, or 13.2% of net premiums earned, for the quarter ended June 30, 2006 compared with $26.5 million, or 12.9% of net premiums earned, for the quarter ended June 30, 2005. The ratio was impacted by amounts recorded under incentive commission arrangements with brokers for 2004. Excluding the incentive commissions, the acquisition cost ratio was 14.1% for the quarter ended June 30, 2006 compared to 12.3% for the quarter ended June 30, 2005. The increase was primarily due to higher commissions, primarily in our professional lines and other specialty book, driven by a new specialty program that we began to write in mid-2005.

U.S. insurance acquisition costs were $15.0 million, or 10.5% of net premiums earned, for the quarter ended June 30, 2006 compared to $3.7 million, or 3.4% of net premiums earned, for the quarter ended June 30, 2005. The increase was largely due to a reduction in the level of commission received on ceded premiums which was driven by a change in business mix, with more business generated from a line of business that does not have an override commission on its reinsurance coverage. The increase was also partially due to the impact of higher amortized reinsurance costs. Excluding these factors, the acquisition ratio was 16.1% for the quarter ended June 30, 2006 compared to 15.3% for the quarter ended June 30, 2005.  The increase was primarily due to a shift in business mix, with more business generated from managing general underwriters and our specialty program business which typically have higher acquisition cost rates.

General and Administrative Expenses.  The 1.1 percentage point increase in our general and administrative expenses ratio was primarily due to a shift in the business mix from global insurance business to U.S. insurance business. Our U.S. insurance business has a higher general and administrative expense ratio than our global insurance business.

Six months ended June 30, 2006 and June 30, 2005

The following table summarizes the underwriting results and ratios for the insurance segment for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$1,066,655	$942,231	$124,424	13.2%
Net premiums written	730,176	659,765	70,411	10.7%
Net premiums earned	646,284	636,397	9,887	1.6%
Other insurance related income (loss)	1,062	(5,519)	6,581	nm
Expenses:
Net losses and loss expenses	(303,955)	(286,310)	(17,645)	6.2%
Acquisition costs	(76,210)	(66,276)	(9,934)	15.0%
General and administrative expenses	(67,928)	(60,572)	(7,356)	12.1%
Underwriting income	$199,253	$217,720	$(18,467)	(8.5)%
Ratios:
Net loss and loss expense ratio	47.0%	45.0%	2.0%
Acquisition cost ratio	11.8%	10.4%	1.4%
General and administrative expense ratio	10.5%	9.5%	1.0%
Combined ratio	69.3%	64.9%	4.4%

nm — not meaningful

Premiums.  The increase in gross premiums written was due to an increase of $81.2 million in U.S. insurance and $43.2 million in global insurance.

The table below shows gross premiums written in global insurance by line of business for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Property	$137,212	$111,204	$26,008	23.4%
Marine	124,508	119,765	4,743	4.0%
Terrorism and War Risk	87,742	104,531	(16,789)	(16.1)%
Aviation and Aerospace	24,279	44,372	(20,093)	(45.3)%
Political Risk	84,356	61,789	22,567	36.5%
Professional Lines and Other Specialty	64,936	38,174	26,762	70.1%
Total	$523,033	$479,835	$43,198	9.0%

We experienced growth across all our lines of business in global insurance with the exception of our terrorism and war risk and aviation and aerospace lines of business. These lines were impacted by a continued deterioration in the pricing environment, which resulted in fewer risks meeting our underwriting criteria. The increase in our professional lines and other specialty business was primarily due to a new specialty program that we began to write in the third quarter of 2005, which generated approximately $15.5 million of gross premiums written during the first six months of 2006. The remainder of the increase related to growth of existing business as well as new market opportunities. The increase in our political risk book was primarily due to a single contract written in 2006 which provides insurance coverage over an extended number of years. Typically, this line has unpredictable business flows that are correlated with foreign direct investment activity. Consequently, there can be some variability in this line for comparable periods.

The increase in our property and marine lines of business was primarily driven by significantly improved pricing in our property and energy lines of business, particularly for business exposed to U.S. wind perils. These substantially improved market conditions followed the recalibration of catastrophe models addressing the increased frequency and severity of potential losses and increased capital requirements imposed by rating agencies. Our property account was also impacted by two other factors. First, we experienced growth of $10.6 million in our program business driven by significant rate increases on existing accounts and also new market opportunities. Second, we renewed approximately $4.0 million of business in the second quarter of 2006 that was renewed in the third quarter of 2005.

The table below shows gross premiums written in U.S. insurance by line of business for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Property	$204,959	$159,360	$45,599	28.6%
Professional Lines	180,842	157,530	23,312	14.8%
Liability	142,598	142,531	67	0.1%
Other Specialty	15,223	2,975	12,248	nm
Total	$543,622	$462,396	$81,226	17.6%

nm — not meaningful

The growth in our U.S segment was primarily driven by our property line of business and is largely attributable to significant rate increases experienced since the 2005 catastrophes. Despite a substantial reduction in participation on catastrophe-exposed commercial property business during the period, we were able to increase gross premiums written. This increase was attributable to significant rate increases recognizing increased frequency and severity of expected loss for a given unit of exposure. We also experienced a $10.2 million increase in our specialty program business that was primarily driven by growth in new accounts. The increase in gross premiums written in our professional lines business was driven by an increase of $18.5 million in errors and omissions insurance, primarily due to a new program that incepted in 2005. We also wrote an additional $5.5 million of gross premiums written within our directors and officers account driven by a stable rate environment that presented opportunities to write new business.

The increase in our specialty account was due to the fact that this was a new line of business in late 2004 and consequently only a small amount was written in the six months ended June 30, 2005. Although gross premiums written in our liability business was flat, there was a change of business mix within this line.  We experienced a reduction in our primary casualty business which was primarily due to construction business written in 2005, which was one-time in nature and the non-renewal of a contract written in 2005 because it no longer met our underwriting criteria. However this was offset by new specialty program business and additional umbrella excess liability business that was driven by favorable market conditions.

Premiums ceded for the six months ended June 30, 2006 increased by $54.0 million compared to the comparative period of 2005. $25.0 million of this increase related to global insurance and $28.9 million related to U.S insurance. The level of premiums ceded in our global insurance segment varies between periods depending on market opportunities.  The increase in U.S insurance was largely due to an increase in gross written premiums during 2006. Premiums ceded as a percentage of gross premiums written decreased by 1.8 percentage points from 47.6% for the six months ended June 30, 2005. This was primarily due to a lower percentage of our professional lines book being ceded due to a change in business mix.

The following table shows net premiums earned in our insurance segment for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Gross premiums earned	$958,271	$917,674	$40,597	4.4%
Ceded premiums amortized	(311,987)	(281,277)	(30,710)	10.9%
Net premiums earned	$646,284	$636,397	$9,887	1.6%

Gross premiums are earned over the period of the insured risk, which is generally one or two years. The increase in gross premiums earned was driven by an increase in gross premiums written in U.S. insurance.

Ceded premiums are amortized over the contract term. The increase in ceded premiums amortized was primarily due to a $32.3 million increase in U.S insurance that was driven by an increase in gross premiums earned in the six months ended June 30, 2006.

Other Insurance Related (Loss) Income:  In 2005, we had a contract that was accounted for as a derivative and generated a fair value movement of $(5.5) million. This contract expired in the second quarter of 2005.

Net Losses and Loss Expenses. The increase in the net loss and loss expense ratio was primarily due to a higher ratio in global insurance.

The net loss and loss expense ratio for global insurance was 40.8% for the six months ended June 30, 2006 compared to 34.1% for the six months ended June 30, 2005. During the six months ended June 30, 2006, we experienced net favorable development in prior year loss and loss expense reserves of $95.1 million, or 26.0 percentage points, compared to favorable development of $106.0 million, or 25.1 percentage points, for the six months ended June 30, 2005. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-

Ferguson method. This method takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. Consequently, as actual claims have been less than expected, this has generated favorable loss development. After adjusting for this development, the accident year net loss and loss expense ratio increased to 66.8% from 59.3% for the six months ended June 30, 2005. This was primarily due to increased loss activity on our energy onshore market during the six months ended June 30, 2006 compared to the comparative period of 2005. We also experienced a shift in business mix from our aviation lines to professional lines of business. Typically, our professional lines of business have higher initial expected net loss and loss expense ratios than our aviation lines.

The net loss and loss expense ratio for U.S. insurance was 55.1% for the six months ended June 30, 2006 compared to 66.3% for the six months ended June 30, 2005. During the six months ended June 30, 2006, we experienced favorable prior year development of $29.0 million, or 10.4 percentage points, which included $10.0 million in relation to losses incurred on Hurricanes Katrina, Rita and Wilma. We experienced favorable prior period development of $0.5 million, or 0.3 percentage points, during the six months ended June 30, 2005. The net loss and loss expense ratio for the accident year was 65.5% consistent with 66.5% for the six months ended June 30, 2006 and 2005.

Acquisition Costs. The increase in the acquisition cost ratio was primarily driven by an increase in the acquisition cost ratio in U.S insurance.

Acquisition costs in global insurance were $51.1 million, or 14.0% of net premiums earned, for the six months ended June 30, 2006 compared with $59.5 million, or 14.1% of net premiums earned, for the six months ended June 30, 2005. The ratio was impacted by amounts recorded under our incentive commission arrangements with brokers for 2004. Excluding the incentive commissions, the acquisition cost ratio was 14.3% for the six months ended June 30, 2006 compared to 12.1% for the six months ended June 30, 2005. The increase was largely due to higher commissions, primarily in our professional lines and other specialty book, driven by a new specialty program that we began to write in mid-2005.

U.S. insurance acquisition costs were $25.1 million, or 8.9% of net premiums earned, for the six months ended June 30, 2006 compared to $6.7 million, or 3.1% of net premiums earned, for the six months ended June 30, 2005. The increase was largely due to a reduction in the level of commission received on ceded premiums which was driven by a change in business mix with more business generated from a line of business that does not have an override commission on its reinsurance coverage. The increase was also partially due to the impact of higher amortized reinsurance costs. Excluding these factors, the acquisition ratio was 15.7% for the six months ended June 30, 2006 compared to 14.7% for the six months ended June 30, 2005.  The increase was primarily due to a shift in business mix with more business generated from managing general underwriters and our specialty program business which typically have higher acquisition cost rates.

General and Administrative Expenses.  The 1.0 percentage point increase in our general and administrative expenses ratio was primarily due to a shift in the business mix from global insurance business to U.S. insurance business. Our U.S. insurance business has a higher general and administrative ratio expense than our global insurance business.

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

Quarters ended June 30, 2006 and June 30, 2005

The following table summarizes the underwriting results and ratios in our reinsurance segment for the quarters ended June 30, 2006 and 2005:

	Quarters ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$365,775	$254,311	$111,464	43.8%
Net premiums written	365,706	250,693	115,013	45.9%
Net premiums earned	355,528	311,375	44,153	14.2%
Other insurance related loss	—	(150)	150	nm
Expenses:
Net losses and loss expenses	(224,197)	(174,156)	(50,041)	28.7%
Acquisition costs	(63,078)	(55,321)	(7,757)	14.0%
General and administrative expenses	(11,501)	(12,330)	829	(6.7)%
Underwriting income	$56,752	$69,418	$(12,666)	(18.2)%

Ratios:
Net loss and loss expense ratio	63.1%	55.9%	7.2%
Acquisition cost ratio	17.7%	17.8%	(0.1)%
General and administrative expenses ratio	3.2%	4.0%	(0.8)%
Combined ratio	84.0%	77.7%	6.3%

nm — not meaningful

Premiums. The table below shows gross premiums written by line of business in our reinsurance segment for the quarters ended June 30, 2006 and 2005:

	Quarters ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Catastrophe	$118,432	$94,277	$24,155	25.6%
Property	103,953	76,914	27,039	35.2%
Professional lines	83,348	38,779	44,569	114.9%
Credit and bond	3,008	7,420	(4,412)	(59.5)%
Motor	7,985	1,576	6,409	406.7%
Liability	35,863	24,691	11,172	45.2%
Other	13,186	10,654	2,532	23.8%
Total	$365,775	$254,311	$111,464	43.8%

The increase in our professional lines book was due to a combination of new business, an increase in our participation on renewal business and also adjustments on prior year premium estimates. Effective 2006, our reinsurance segment adjusted its internal catastrophe models for increased severity and frequency assumptions, which has led to a restructuring of our participations in various programs. As a result, we reduced our participation on both property and non-property catastrophe lines during the quarter ended June 30, 2006 compared to the comparative period of 2005. However, at the same time we experienced a significant hardening of rates on our U.S business exposed to wind perils, following the catastrophe events of 2005, which led to an overall increase in our catastrophe gross premiums written worldwide. The increase on our property line was primarily due to an increase of $23.0 million in pro rata gross premiums written. This was largely driven by adjustments to prior year premium estimates and also the renewal of a contract in the second quarter of 2006 compared to the first quarter of 2005. Excluding these factors gross premiums written on our pro rata book declined as a result of pricing and other considerations which resulted in the non-renewal of several policies written in 2005. The increase in our liability account was primarily driven by new business generated following an increased marketing effort within our U.S. general liability and umbrella excess reinsurance business.

The following table shows net premiums earned in our reinsurance segment for the quarters ended June 30, 2006 and 2005:

	Quarters ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Gross premiums earned	$357,687	$314,977	$42,710	13.6%
Ceded premiums amortized	(2,159)	(3,602)	1,443	(40.1)%
Net premiums earned	$355,528	$311,375	$44,153	14.2%

Gross premiums are earned over the period of the reinsured risk. Consequently, as the level of gross premiums written increases, the level of gross premiums earned also increases. As we experienced an increase in gross premiums written over the twelve-month period ended June 30, 2006 compared to the twelve-month period ended June 30, 2005, we experienced an increase in our gross premiums earned during the quarter ended June 30, 2006.

Net Losses and Loss Expenses.  The net loss and loss expense ratio for reinsurance was 63.1% for the quarter ended June 30, 2006 compared to 55.9% for the quarter ended June 30, 2005. During the quarter ended June 30, 2006, we experienced favorable development on prior year loss and loss expense reserves of $6.3 million, or 1.8 percentage points, compared to $29.6 million, or 9.5 percentage points, for the quarter ended June 30, 2005. After adjusting for this development, the accident year net loss and loss expense ratio was 64.8% for the quarter ended June 30, 2006, consistent with 65.4% for the quarter ended June 30, 2005.

Acquisition Costs.  Acquisition costs were 17.7% of net premiums earned for the quarter ended June 30, 2006 which was consistent with 17.8% for the quarter ended June 30, 2005.

Six months ended June 30, 2006 and June 30, 2005

The following table summarizes the underwriting results and ratios in our reinsurance segment for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$1,093,465	$1,023,761	$69,704	6.9%
Net premiums written	1,082,884	1,018,102	64,782	6.4%
Net premiums earned	666,409	613,606	52,803	8.6%
Other insurance related income	—	—	—	nm
Expenses:
Net losses and loss expenses	(426,685)	(380,833)	(45,852)	12.0%
Acquisition costs	(115,326)	(110,496)	(4,830)	4.4%
General and administrative expenses	(22,215)	(24,631)	2,416	(9.8)%
Underwriting income	$102,183	$97,646	$4,537	4.6%

Ratios:
Net loss and loss expense ratio	64.0%	62.1%	1.9%
Acquisition cost ratio	17.3%	18.0%	(0.7)%
General and administrative expenses ratio	3.3%	4.0%	(0.7)%
Combined ratio	84.6%	84.1%	0.5%

nm – not meaningful

Premiums. The table below shows gross premiums written by line of business in our reinsurance segment for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Catastrophe	$345,933	$362,075	$(16,142)	(4.5)%
Property	205,533	226,757	(21,224)	(9.4)%
Professional lines	176,790	126,116	50,674	40.2%
Credit and bond	92,491	102,050	(9,559)	(9.4)%
Motor	75,314	73,617	1,697	2.3%
Liability	148,983	111,315	37,668	33.8%
Other	48,421	21,831	26,590	nm
Total	$1,093,465	$1,023,761	$69,704	6.8%

nm – not meaningful

Gross premiums written in the six months ended June 30, 2006 were impacted by a stronger U.S. dollar exchange rate against the Euro and Sterling at January 1, 2006 compared to January 1, 2005. We write significant amounts of Sterling and Euro, denominated business in our catastrophe, property, credit and bond and motor lines of business. Consequently, as a result of exchange rate movements, gross premiums written on these lines decreased by approximately $16.8 million, $9.3 million, $11.6 million and $8.3 million, respectively.

The increase in our professional lines book was due to a combination of new business, an increase in renewal premiums and also adjustments on prior year premium estimates. The increase in our liability account was primarily driven by growth of existing accounts and increased marketing efforts within our U.S. general liability and umbrella excess reinsurance business. We experienced an increase in other gross premiums that was primarily due to a $22.0 million increase in our property exposed engineering business, a line that we began to write in late 2005.

Effective 2006, our reinsurance segment adjusted its internal catastrophe models for increased severity and frequency assumptions, which has led to a restructuring of our participations in various programs.  Business which was inadequately priced was declined on this basis and although rates improved significantly through the quarter and through the second half of 2006, overall gross premiums written in our worldwide catastrophe business declined compared to the six months ended June 30, 2005. Our property line was also impacted by the non-renewal of several policies written in 2005 as a result of pricing and other considerations which resulted in the policies not meeting our underwriting criteria.

The following table shows the derivation of net premiums earned in our reinsurance segment for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30, 2006	June 30, 2005	Change	% Change
	($ in thousands)
Gross premiums earned	$671,555	$622,016	$49,539	8.0%
Ceded premiums amortized	(5,146)	(8,410)	3,264	(38.8)%
Net premiums earned	$666,409	$613,606	$52,803	8.6%

Gross premiums are earned over the period of the reinsured risk. Consequently, as the level of gross premiums written increases, the level of gross premiums earned also increases. As we experienced an increase in gross premiums written over the twelve-month period ended June 30, 2006 compared to the twelve-month period ended June 30, 2005, we experienced an increase in our gross premiums earned during the six months ended June 30, 2006.

Ceded premiums are amortized over the contract term. The decrease in ceded premiums amortized was primarily due to a reduction in the level of reinsurance purchased following Hurricanes Katrina, Rita and Wilma.

Net Losses and Loss Expenses.  The net loss and loss expense ratio was 64.0% for the six months ended June 30, 2006 compared to 62.1% for the six months ended June 30, 2005. During the six months ended June 30, 2006, we experienced favorable development on prior year loss and loss expense reserves of $1.4 million, or 0.2 percentage points, which included $62.0 million of adverse development on losses relating to Hurricanes Katrina, Rita and Wilma. We experienced favorable development of $34.2 million, or 5.6 percentage points, for the six months ended June 30, 2005. After adjusting for this development, the accident year net loss and loss expense ratio was 64.2% compared to 67.7% for the six months ended June 30, 2005. The decrease was primarily due to limited catastrophe activity in the six months ended June 30, 2006 compared to the same six months in 2005. During the six months ended June 30, 2005, we incurred losses from windstorm Erwin.

Acquisition Costs.  Acquisition costs were $115.3 million, or 17.3% of net premiums earned, for the six months ended June 30, 2006 compared to $110.5 million, or 18.0% of net premiums earned, for the six months ended June 30, 2005. The decrease in the acquisition cost ratio was primarily the result of lower commissions in the six months ended June 30, 2006.

Financial Condition, Liquidity and Capital Resources

We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At June 30, 2006, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch in the United Kingdom, a branch in Switzerland and a representative office in Singapore. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends or distributions is limited by the applicable laws and regulations of Bermuda, Ireland and the United States, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

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

At June 30, 2006, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $1.4 billion.

Financial Condition

Shareholders’ Equity

At June 30, 2006, our shareholders’ equity was $3.8 billion compared to $3.5 billion at December 31, 2005, an increase of 8.6%. This increase was primarily due to net income of $437.4 million for the six months ended June 30, 2006. Our book value per common share increased by 9.5% to $22.15 per common share at June 30, 2006.

Investment

At June 30, 2006, our total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades totaled $8.3 billion compared to $7.8 billion at December 31, 2005. Our investment portfolio at June 30, 2006 included fixed income securities that were managed by several external investment management firms. At June 30, 2006, all of these fixed income securities were investment grade, with 82.7% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AA+ based on ratings assigned by Standard & Poor’s.

During 2006, we continued to increase the size of the allocation to other investments within our investment portfolio. At June 30, 2006, other investments were $627.7 million compared to $409.5 million at December 31, 2005 and consisted of investments in hedge funds of funds, a fund that invests in U.S. dollar high yield credit, funds that primarily invest in senior secured bank loans and a portfolio of investments in collateralized loan obligations.

We regularly review our investment portfolio for other than temporary impairments and determined as at June 30, 2006, thirteen (2005: none) securities were other than temporarily impaired resulting in an impairment charge of $0.6 million for the six months ended June 30, 2006.

Reserve for loss and loss expenses

At June 30, 2006, we had $4.8 billion of reserves for loss and loss expenses compared to $4.7 billion at December 31, 2005. Of this balance, $2.9 billion, or 59.1%, was incurred but not reported reserves which was consistent with the balance of $2.7 billion, or 57.5%, at December 31, 2005.  At June 30, 2006, we had $1.1 billion of reserves for loss and loss expenses relating to Hurricanes Katrina, Rita and Wilma compared to $1.7 billion at December 31, 2005.

Reinsurance recoverable balances

Of the reinsurance recoverable balances, 96.5% was due from reinsurers rated the equivalent of A- or better by internationally recognized rating agencies. Of the remaining reinsurance recoverable balances, 37.4% was fully collateralized. At June 30, 2006 and December 31, 2005, the provision for uncollectible reinsurance was $15.2 million and $15.6 million, respectively.

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

During the six months ended June 30, 2006, we generated a net operating cash inflow of $670.6 million compared to $855.9 million for the six months ended June 30, 2005.  The decrease was primarily due to an increase in paid losses. During the six months ended June 30, 2006, we paid gross losses of $760.6 million and received reinsurance recoveries of $273.7 million compared to $292.4 million and $109.5 million, respectively, in the six months ended June 30, 2005. These increases were primarily due to settlements relating to Hurricanes Katrina, Rita and Wilma.

During the six months ended June 30, 2006, net cash of $50.4 million was used in financing activities compared to $390.2 million for the six months ended June 30, 2005. The decrease was primarily due to a repurchase of common shares in 2005. On February 16, 2005, we repurchased 12,738,094 common shares for the aggregate price of $350.0 million from initial investors pursuant to our repurchase program.

During the six months ended June 30, 2006, the Board of Directors declared dividends of $2.04 and $1.88 per Series B 7.5% preferred share to shareholders of record at February 16, 2006 and May 15, 2006, respectively. The dividends were paid on March 1, 2006 and June 1, 2006. We also declared dividends of $0.45 per Series A 7.25% preferred share and a $0.15 dividend per common share to shareholders of record at March 31, 2006 and June 30, 2006, respectively. These dividends were paid on April 17, 2006 and July 17, 2006, respectively.

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

The Company’s Capital resources have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

There have been no material changes in our external sources of finance since December 31, 2005. Refer to Item 7 included in our Annual Report on form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

Commitments and Contingencies

We did not make any significant capital expenditures during the six months ended June 30, 2006. We currently expect capital expenditures for the remainder of 2006 to be less than $50.0 million.

During the six months ended June 30, 2006, the Company made certain commitments with respect to additional investments in various alternative investment funds. At June 30, 2006, the total outstanding investment commitments were $72.0 million, which the Company anticipates funding these by end of 2006. During the three months ended June 30, 2006, the Company purchased reinsurance coverage for its U.S. property line of business, effective May 1, 2006. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly, at June 30, 2006, the Company has an outstanding reinsurance purchase commitment of $53.5 million.

There have been no other material changes in the Company’s commitments or contingencies since December 31, 2005. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

Off Balance Sheets and Special Purpose Entity Arrangements

At June 30, 2006, we have not entered any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk exposures since December 31, 2005. Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains certain forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend.” Forward-looking statements contained in this quarterly report include information regarding our estimates of losses related to Hurricanes Katrina, Rita and Wilma and the impact of such losses on our reinsurers, our expectations regarding pricing and other market conditions, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, valuations of potential interest rate shifts, foreign currency rate changes and measurements of potential gains and losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4) the failure of any of the loss limitation methods we employ, (5) the effects of emerging claims and coverage issues, (6) the failure of our cedents to adequately evaluate risks, (7) the loss of one or more key executives, (8) a decline in our ratings with rating agencies, (9) the loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition, (12) general economic conditions and (13) the other matters set forth under Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.  Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006.  Based upon that evaluation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with these inquiries, we conducted an internal investigation, led by outside counsel, to determine whether we engaged in any of the improper business practices that are the focus of the inquiries.  This investigation was completed in August 2005 and uncovered no evidence indicating that we engaged in bid rigging, fictitious or inflated quotes or related matters or conditioning direct insurance on the placement of reinsurance.  Consistent with long-standing and wide-spread industry practice, we have in the past entered into incentive commission arrangements with brokers. However, we have not entered into any of these arrangements with respect to business underwritten in 2005 or thereafter.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the number of shares we repurchased during each month in the quarter ended June 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (b)
April 1-30, 2006	5,192	$29.90	0	$150,000,000
May 1-31, 2006	0	$0	0	$150,000,000
June 1-30, 2006	0	$0	0	$150,000,000
Total	5,192	$29.90	0	$150,000,000

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

Item 4.              Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders at the Annual General Meeting of Shareholders held on May 12, 2006 at Chesney House, Pitts Bay Road, Pembroke, Bermuda.

1.    Appointment of Directors

Resolved by a vote of 119,090,301 in favor and 3,267,934 withheld:

That Michael A. Butt be appointed a Class I Director.

Resolved by a vote of 121,877,448 in favor and 480,787 withheld:

That John R. Charman be appointed a Class I Director.

Resolved by a vote of 73,101,273 in favor and 49,256,962 withheld:

That Charles A. Davis be appointed a Class I Director.

Resolved by a vote of 99,487,217 in favor and 50,430 withheld:

That Frank J. Tasco be appointed a Class II Director.

2.      Appointment of Auditors

Resolved by a vote of 122,331,504 in favor, 23,786 against and 2,945 abstaining:

To appoint Deloitte & Touche, Hamilton, Bermuda, to act as the independent auditors of the Company for the fiscal year ending December 31, 2006 and to authorize the Board of Directors acting through the Audit Committee to set the fees for the independent auditors.

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

Dated: August 8, 2006

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ John R. Charman
John R. Charman
President and Chief Executive Officer

/s/ David B. Greenfield
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)