Form 10-Q/A
period 2006-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2006-09-28
CIK 1214816

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

92 Pitts Bay Road, Pembroke HM 08, Bermuda
(Address of principal executive offices and zip code)

(441) 496-2600
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

As of August 7, 2006, there were 152,055,531 Common Shares, $0.0125 par value per share, of the registrant outstanding.

Explanatory Note

The Form 10-Q that was filed for the quarterly period ended June 30, 2006, included information in Part II, Item 4 that was incorrect. Specifically, the information relating to the election of Mr. Frank Tasco as a Director of AXIS Capital Holdings Limited in the Original Report has been removed from this Amended Report. The information was inadvertently carried forward from a previously filed document. Mr. Tasco is a Class II Director and will continue until his current term expires in 2008.

This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures contained in the Original Report.

i

AXIS CAPITAL HOLDINGS LIMITED

INDEX TO FORM 10-Q

Page No

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders	4

Signatures	5

Exhibits	6

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2006

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/John R. Charman
John R. Charman
President and Chief Executive Officer
(Authorized Officer)

/s/David B. Greenfield
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

5