Form 10-Q
period 2006-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2006-11-01
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

As of October 30, 2006 there were 152,194,232 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As at September 30, 2006 and December 31, 2005
(Expressed in thousands of U.S. dollars, except share amounts)

	September 30, 2006	December 31, 2005

Assets
Cash and cash equivalents	$1,640,914	$1,280,990
Fixed maturity investments at fair market value (Amortized cost 2006: $6,578,644; 2005: $6,090,998)	6,523,009	6,012,425
Other investments	714,381	409,504
Accrued interest receivable	65,235	59,784
Securities lending collateral	1,010,846	998,349
Insurance and reinsurance premium balances receivable	1,233,125	1,026,975
Deferred acquisition costs	272,110	196,388
Prepaid reinsurance premiums	274,972	281,579
Reinsurance recoverable balances	1,315,395	1,455,248
Reinsurance recoverable balances on paid losses	49,287	62,862
Intangible assets	34,543	37,013
Other assets	120,385	104,859
Total Assets	$13,254,202	$11,925,976

Liabilities
Reserve for losses and loss expenses	$4,995,074	$4,743,338
Unearned premiums	2,167,364	1,760,467
Insurance and reinsurance balances payable	287,445	314,232
Accounts payable and accrued expenses	109,656	101,179
Securities lending payable	1,006,806	995,287
Net payable for investments purchased	47,781	76
Debt	499,127	499,046
Total Liabilities	9,113,253	8,413,625

Shareholders’ Equity
Share Capital
Series A Preferred shares (issued and outstanding 2006: 10,000,000; 2005: 10,000,000)	125	125
Series B Preferred shares (issued and outstanding 2006: 2,500,000; 2005: 2,500,000)	31	31
Common shares (issued and outstanding 2006: 149,994,363; 2005: 148,868,759)	1,875	1,861
Additional paid-in capital	2,423,013	2,386,200
Accumulated other comprehensive loss	(54,673)	(77,798)
Retained earnings	1,770,578	1,201,932
Total Shareholders’ Equity	4,140,949	3,512,351
Total Liabilities & Shareholders’ Equity	$13,254,202	$11,925,976

See accompanying notes to Consolidated Financial Statements (Unaudited)

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Quarters and Nine Months Ended September 30, 2006 and 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues
Gross premiums written	$734,910	$794,571	$2,895,030	$2,760,563
Premiums ceded	(128,997)	(276,854)	(476,057)	(564,979)
Change in unearned premiums	86,867	99,097	(413,500)	(328,767)
Net premiums earned	692,780	616,814	2,005,473	1,866,817

Net investment income	98,787	67,015	284,018	177,774
Net realized losses	(1,722)	(6,435)	(22,428)	(5,997)
Other insurance related income (loss)	804	236	1,866	(5,283)
Total revenues	790,649	677,630	2,268,929	2,033,311

Expenses
Net losses and loss expenses	365,958	1,035,270	1,096,598	1,702,413
Acquisition costs	103,615	64,436	295,151	241,208
General and administrative expenses	68,470	44,237	181,538	155,335
Foreign exchange losses (gains)	2,738	1,727	(25,427)	52,371
Interest expense	8,239	8,360	24,639	24,257
Total expenses	549,020	1,154,030	1,572,499	2,175,584

Income (loss) before income taxes	241,629	(476,400)	696,430	(142,273)
Income tax (expense) benefit	(6,181)	8,325	(23,540)	(1,158)
Net income (loss)	235,448	(468,075)	672,890	(143,431)
Preferred share dividends	(9,226)	—	(28,083)	—
Net income (loss) available to common shareholders	$226,222	$(468,075)	$644,807	$(143,431)

Weighted average common shares and common shares equivalent—basic	149,884,027	140,995,298	149,656,707	142,711,852

Weighted average common shares and common shares equivalents outstanding—diluted	164,700,926	140,995,298	163,862,658	142,711,852

Net income (loss) per common share:
Basic	$1.51	$(3.32)	$4.31	$(1.01)

Diluted	$1.37	$(3.32)	$3.94	$(1.01)

Dividends declared per common share	$0.15	$0.15	$0.45	$0.45

See accompanying notes to Consolidated Financial Statements (Unaudited)

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Quarters and Nine Months Ended September 30, 2006 and 2005
(Expressed in thousands of U.S. dollars)

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss)	$235,448	$(468,075)	$672,890	$(143,431)
Other comprehensive income (loss), net of tax
Net actuarial loss on defined benefit retirement plan	—	—	(384)	—
Unrealized gains (losses) on investments arising during the period	110,691	(44,847)	33,875	(52,214)
Adjustment for re-classification of gains (losses) realized in income	1,215	(9,704)	(10,366)	(15,507)
Comprehensive income (loss)	$347,354	$(522,626)	$696,015	$(211,152)

See accompanying notes to Consolidated Financial Statements (Unaudited)

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2006 and 2005
(Expressed in thousands of U.S. dollars)

	2006	2005
Preferred Shares
Balance at beginning and end of period	$156	$125
Common Shares
Balance at beginning of period	1,861	1,910
Issued during period	14	19
Repurchased during period	—	(160)
Balance at end of period	1,875	1,769
Additional paid-in capital
Balance at beginning of period	2,386,200	2,017,144
Shares issued during period, net of costs	(28)	240,097
Repurchased during period	—	(349,840)
Stock option exercise	17,237	3,301
Stock option expense	3,093	6,423
Stock compensation expense	16,511	14,682
Balance at end of period	2,423,013	1,931,807
Accumulated other comprehensive loss
Balance at beginning of period	(77,798)	12,915
Change in net actuarial loss on defined benefit retirement plan	(384)	—
Change in unrealized gains (losses) on investments	23,825	(72,944)
Change in deferred taxes	(316)	5,223
Balance at end of period	(54,673)	(54,806)
Retained earnings
Balance at beginning of period	1,201,932	1,206,095
Preferred shares dividends	(28,083)	—
Common share dividends	(76,161)	(69,947)
Net income (loss) for period	672,890	(143,431)
Balance at end of period	1,770,578	992,717
Total Shareholders’ Equity	$4,140,949	$2,871,612

See accompanying notes to Consolidated Financial Statements (Unaudited)

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2006 and 2005
(Expressed in thousands of U.S. dollars)

	2006	2005
Cash flows provided by operating activities:
Net income (loss)	$672,890	$(143,431)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses (gains) on sales of investments	23,774	7,808
Change in carrying value of other investments	(12,545)	(3,937)
Net amortization on fixed maturities and other investments	23,569	23,763
Amortization of deferred compensation and option expense	19,604	17,984
Amortization of intangible assets	2,470	2,743
Amortization of deferred debt expenses	338	340
Accrued interest receivable	(5,451)	(92)
Insurance and reinsurance premium balances receivable	(206,150)	(230,909)
Deferred acquisition costs	(75,722)	(31,396)
Prepaid reinsurance premiums	6,607	(29,648)
Reinsurance recoverable balances	139,853	(696,687)
Reinsurance recoverable balances on paid losses	13,575	(21,117)
Reserve for losses and loss expenses	251,736	2,086,800
Unearned premiums	406,897	358,415
Insurance and reinsurance balances payable	(26,787)	77,984
Accounts payable and accrued expenses	(632)	(8,484)
Other items	(4,292)	(288,255)
Total adjustments	556,844	1,265,312
Net cash provided by operating activities	1,229,734	1,121,881
Cash flows provided by (used in) investing activities:
Acquisition of subsidiaries, net of cash accrued	—	(27,772)
Purchases of available-for-sale securities	(3,861,569)	(4,859,210)
Sales and maturities of available-for-sale securities	3,384,106	4,377,594
Purchases of other investments	(301,267)	(234,100)
Net cash used in investing activities	(778,730)	(743,488)
Cash flows provided by (used in) financing activities:
Common share dividends	(68,030)	(62,232)
Preferred shares dividends	(28,083)	—
Repurchase of shares	—	(350,000)
Issuance of shares, net	17,223	246,663
Net cash used in financing activities	(78,890)	(165,569)

Effect of exchange rate changes on foreign currency cash	(12,190)	17,031
Increase in cash and cash equivalents	359,924	229,855
Cash and cash equivalents—beginning of period	1,280,990	632,329
Cash and cash equivalents—end of period	$1,640,914	$862,184
Supplemental disclosures of cash flow information:
Income taxes paid	$36,485	$23,864
Interest paid	$14,375	$15,677

See accompanying notes to Consolidated Financial Statements (Unaudited)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

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

2.              Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  The Company is currently evaluating the potential impact of FIN 48 on its financial statements when adopted.

In September 2006, the FASB issued FAS 157, Fair Value Measurement. This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data.  Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The Company is currently evaluating the potential impact of FAS 157 on its financial statements when adopted.

In September 2006, the FASB issued FAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This Statement requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. FAS 158 does not affect how an entity computes the net periodic benefit cost recognized in net income. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year is deferred to fiscal years ending after December 15, 2008. The Company is currently evaluating the potential impact of FAS 158 on its financial statements when adopted.

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

The following tables summarize the underwriting results, income before income taxes, ratios and the reserves for losses and loss expenses for the Company’s reportable operating segments and sub-segments for the quarters and nine months ended September 30, 2006 and 2005.

Quarter ended September 30, 2006

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$177,350	$275,766	$453,116	$281,794	$—	$734,910
Net premiums written	169,128	154,490	323,618	282,295	—	605,913
Net premiums earned	189,229	138,472	327,701	365,079	—	692,780
Other insurance related income	—	412	412	392	—	804
Net losses and loss expenses	(98,024)	(84,256)	(182,280)	(183,678)	—	(365,958)
Acquisition costs	(27,364)	(13,432)	(40,796)	(62,819)	—	(103,615)
General and administrative expenses	(11,502)	(24,639)	(36,141)	(12,162)	—	(48,303)
Underwriting income	$52,339	$16,557	$68,896	$106,812	$—	$175,708
Corporate expenses					(20,167)	(20,167)
Net investment income					98,787	98,787
Net realized losses on investments					(1,722)	(1,722)
Foreign exchange losses					(2,738)	(2,738)
Interest expense					(8,239)	(8,239)
Income before income taxes						$241,629

Net loss and loss expense ratio	51.8%	60.8%	55.6%	50.3%		52.8%
Acquisition cost ratio	14.5%	9.7%	12.4%	17.2%		15.0%
General and administrative expense ratio	6.1%	17.8%	11.0%	3.3%	2.9%	9.9%
Combined ratio	72.4%	88.3%	79.0%	70.8%		77.7%

Reserve for losses and loss expenses	$1,520,551	$1,631,531	$3,152,082	$1,842,992	$ n/a	$4,995,074

Quarter ended September 30, 2005

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$191,616	$268,967	$460,583	$333,988	$—	$794,571
Net premiums written	63,813	124,061	187,874	329,843	—	517,717
Net premiums earned	141,359	107,174	248,533	368,281	—	616,814
Other insurance related income	—	236	236	—	—	236
Net losses and loss expenses	(308,024)	(130,500)	(438,524)	(596,746)	—	(1,035,270)
Acquisition costs	(13,293)	1,722	(11,571)	(52,865)	—	(64,436)
General and administrative expenses	(9,039)	(19,716)	(28,755)	(12,187)	—	(40,942)
Underwriting loss	$(188,997)	$(41,084)	$(230,081)	$(293,517)	$—	$(523,598)
Corporate expenses					(3,295)	(3,295)
Net investment income					67,015	67,015
Net realized losses on investments					(6,435)	(6,435)
Foreign exchange losses					(1,727)	(1,727)
Interest expense					(8,360)	(8,360)
Loss before income taxes						$(476,400)

Net loss and loss expense ratio	217.9%	121.8%	176.4%	162.0%		167.8%
Acquisition cost ratio	9.4%	(1.6)%	4.7%	14.4%		10.4%
General and administrative expense ratio	6.4%	18.4%	11.6%	3.3%	0.6%	7.2%
Combined ratio	233.7%	138.6%	192.7%	179.7%		185.4%

Reserve for losses and loss expenses	$1,513,221	$1,379,010	$2,892,231	$1,622,046		$4,514,277

Nine Months Ended September 30, 2006

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$700,383	$819,388	$1,519,771	$1,375,259	$—	$2,895,030
Net premiums written	604,684	449,110	1,053,794	1,365,179	—	2,418,973
Net premiums earned	554,996	418,989	973,985	1,031,488	—	2,005,473
Other insurance related income	—	1,474	1,474	392	—	1,866
Net losses and loss expenses	(247,346)	(238,889)	(486,235)	(610,363)	—	(1,096,598)
Acquisition costs	(78,506)	(38,500)	(117,006)	(178,145)	—	(295,151)
Corporate general and administrative expenses	(32,674)	(71,395)	(104,069)	(34,377)	—	(138,446)
Underwriting income	$196,470	$71,679	$268,149	$208,995	$—	$477,144
Corporate expenses					(43,092)	(43,092)
Net investment income					284,018	284,018
Net realized losses on investments					(22,428)	(22,428)
Foreign exchange gains					25,427	25,427
Interest expense					(24,639)	(24,639)
Income before income taxes						$696,430

Net loss and loss expense ratio	44.6%	57.0%	49.9%	59.2%		54.7%
Acquisition cost ratio	14.1%	9.2%	12.0%	17.3%		14.7%
General and administrative expense ratio	5.9%	17.0%	10.7%	3.3%	2.1%	9.1%
Combined ratio	64.6%	83.2%	72.6%	79.8%		78.5%

Reserve for losses and loss expenses	$1,520,551	$1,631,531	$3,152,082	$1,842,992		$4,995,074

Nine Months Ended September 30, 2005

	Global Insurance	U.S. Insurance	Total Insurance	Reinsurance	Corporate	Total

Revenues:
Gross premiums written	$671,451	$731,363	$1,402,814	$1,357,749	—	$2,760,563
Net premiums written	481,248	366,391	847,639	1,347,945	—	2,195,584
Net premiums earned	562,934	321,996	884,930	981,887	—	1,866,817
Other insurance related (loss) income	(5,865)	582	(5,283)	—	—	(5,283)
Net losses and loss expenses	(451,958)	(272,876)	(724,834)	(977,579)	—	(1,702,413)
Acquisition costs	(72,830)	(5,017)	(77,847)	(163,361)	—	(241,208)
General and administrative expenses	(28,523)	(60,804)	(89,327)	(36,818)	—	(126,145)
Underwriting income (loss)	$3,758	$(16,119)	$(12,361)	$(195,871)	$—	$(208,232)
Corporate expenses					(29,190)	(29,190)
Net investment income					177,774	177,774
Net realized losses on investments					(5,997)	(5,997)
Foreign exchange losses					(52,371)	(52,371)
Interest expense					(24,257)	(24,257)
Loss before income taxes						$(142,273)

Net loss and loss expense ratio	80.3%	84.7%	81.9%	99.6%		91.2%
Acquisition cost ratio	12.9%	1.6%	8.8%	16.6%		12.9%
General and administrative expense ratio	5.1%	18.9%	10.1%	3.7%	1.5%	8.3%
Combined ratio	98.3%	105.2%	100.8%	119.9%		112.4%

Reserve for losses and loss expenses	$1,513,221	$1,379,010	$2,892,231	$1,622,046		$4,514,277

4.             Benefit plans

(a)                                  Employee Benefit Plans

1)             Retirement Plans

The Company provides retirement benefits to eligible employees through various plans sponsored by the Company.

(i)            Defined contribution plans

The Company has several defined contribution plans that are managed externally pursuant to which employees and the Company contribute on a monthly basis. During the quarter ended September 30, 2006, expenses totaled $2.0 million (2005: $1.7 million). During the nine months ended September 30, 2006, expenses totaled $5.6 million (2005: $4.7 million).

(ii)            Defined benefit plans

Effective January 1, 2004, the Company implemented supplemental retirement plans (“SERPs”) for two executives. The SERP for Mr. Charman, President and Chief Executive Officer, requires the Company to make annual payments to Mr. Charman upon his retirement for a period of 20 years. The benefits vest over a period of two years commencing in 2006. Commencing at age 56, Mr. Charman is entitled to an annual payment of $0.8 million compounded by 3% annually for each year commencing from inception. The SERP for Mr. Butt, Chairman, requires the Company to make annual payments to Mr. Butt upon his retirement for a period of 10 years. The benefits vest over a period of two years commencing in 2006. Commencing at age 66, Mr. Butt is entitled to an annual payment of $0.3 million compounded by 3% annually for each year commencing from inception. If either Mr. Charman or Mr. Butt dies, is permanently disabled or a change of control of the Company occurs, the remaining benefits under his plan are payable by the Company in a lump sum. The benefits received under the SERPs will be reduced by the benefits received by the executives under the Company’s Bermuda retirement plan.  The measurement date of the plan was January 1, 2005. The plan was fully funded in January 2006.

Effective May 12, 2006, the SERP for Mr. Butt was amended to delay by one year the timing of retirement benefits to be paid to Mr. Butt and to increase the amount of retirement benefits by $0.1 million for the first five years of retirement.

The following table shows the components of pension expense for the quarters and nine months ended September 30, 2006 and 2005 and the amounts included in the Company’s Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 for the Company’s SERPs:

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Components of pension expense
Amortization of prior service cost	$568	$537	$1,704	$1,610
Interest cost	185	171	553	513
Expected return on plan assets	(179)	—	(536)	—
Pension expense	$574	$708	$1,721	$2,123

The weighted-average assumptions used to determine net periodic pension cost and benefit obligations were:

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Discount rate	5.75%	6.0%	5.75%	6.0%
Expected return on plan assets	5.75%	6.0%	5.75%	6.0%

	September 30, 2006	December 31, 2005
Changes in plan assets
Fair value of plan assets at beginning of period	$—	$—
Expected return on plan assets	536	—
Employer contribution	12,840	—
Fair value of plan assets at end of period	$13,376	$—

	September 30, 2006	December 31, 2005

Components of benefit obligation
Benefit obligation at beginning of period	$12,439	$11,371
Interest cost	550	683
Amendments	315	385
Benefit obligation at end of period	$13,304	$12,439

Reconciliation of Funded Status
Funded Status	$—	$(12,439)
Unrecognized loss	385	385
Unrecognized prior service cost	4,715	6,436
Prepaid (accrued) benefit cost	$5,100	$(5,618)

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

Effective January 1, 2006, the Company adopted, prospectively, the fair value recognition provisions of FAS No. 123 (revised) “Share-Based Payments (“FAS No. 123 (R)”) for all unvested stock options and restricted shares that were outstanding on January 1, 2006 that are granted or subsequently modified or cancelled. Compensation expense for stock options and for restricted stock awards granted to employees is recorded over the vesting period using the fair value method, net of estimated forfeitures. For awards that have a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the vesting period for each separate vesting portion of the award as if the award was, in-substance, multiple awards. The Company has not issued awards subject to performance and market conditions.

The compensation cost recognized in the nine months of 2006 includes compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with FAS No. 123 (R).  Prior periods have not been restated to reflect the adoption of the new standard.  The adoption of FAS No. 123 (R) did not have a significant impact on net income and basic and diluted earnings per share for the nine months ended September 30, 2006.

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

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss) available to common shareholders, as reported	$226,222	$(468,075)	$644,807	$(143,431)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	5,709	5,552	16,433	16,057
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,709)	(5,731)	(16,433)	(16,593)
Pro-forma net income (loss) available to common shareholders	$226,222	$(468,254)	$644,807	$(143,967)
Earnings per common share:
Basic—as reported	$1.51	$(3.32)	$4.31	$(1.01)
Basic—pro-forma	$1.51	$(3.32)	$4.31	$(1.01)
Diluted—as reported	$1.37	$(3.32)	$3.94	$(1.01)
Diluted—pro-forma	$1.37	$(3.32)	$3.94	$(1.01)

(i)            Options

Options granted under the plan generally expire 10 years after the date of grant and generally vest ratably on an annual basis over three years from the date of grant. Exercise prices are established at the fair value of the Company’s common shares at the date of grant. Upon exercise, new shares are issued by the Company.

During the quarter ended September 30, 2006, the Company expensed $1.3 million (quarter ended September 30, 2005: $1.7 million) related to the grant of options and realized a tax benefit of $0.2 million (quarter ended September 30, 2005: $0.4 million). During the nine months ended September 30, 2006, the Company expensed $3.0 million (nine months ended September 30, 2005: $3.8 million) related to the grant of options and realized a tax benefit of $1.1 million (nine months ended September 30, 2005: $1.3 million). At September 30, 2006, there was $1.7 million of unrecognized compensation cost related to options which is expected to be recognized over the weighted average period of 1 year.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $11.0 million (year ended December 31, 2005: $10.3 million) and the Company received proceeds of $16.9 million (year ended December 31, 2005: $8.6 million). The total intrinsic value of options vested at September 30, 2006, was $75.7 million (year ended December 31, 2005: $69.9 million). The fair value of options granted during 2006 was $0.2 million (year ended December 31, 2005: $6.4 million). The grants in 2006 reflect modifications to grants made in prior years to an employee pursuant to a severance agreement. The earlier grants were deemed cancelled and new grants issued at the new terms.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006: risk free interest rates of 4.6% (2005: 4.2%), expected life of 0.3 years (2005: 7.0 years), a dividend yield of 1.7% (2005: 2.5%) and an expected volatility of 20% (2005: 22%). The Company has elected to use the simplified method of calculating the expected life of the options, which is the average of the vesting period and the expiry period.

The following is a summary of stock options granted under the LTEC and related activity:

	Nine Months Ended September 30, 2006		Year Ended December 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding—beginning of period	6,054,464	$18.99	5,622,181	$16.38
Granted	45,000	26.90	1,269,834	28.01
Exercised	(899,146)	18.84	(653,881)	13.13
Forfeited	(113,333)	29.09	(183,670)	25.92
Outstanding—end of period	5,086,985	$18.86	6,054,464	$18.99

The following table summarizes information about the Company’s stock options for options granted under the LTEC and outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$12.50-$13.75	2,583,147	$12.55	5.35	2,583,147	$12.55
$13.76-$15.00	599,000	14.50	6.20	599,000	14.50
$15.01-$16.25	53,334	16.25	6.67	53,334	16.25
$16.26-$25.65	59,000	25.54	7.08	39,334	25.54
$25.66-$29.62	1,792,504	$28.81	7.65	909,331	$29.09

In addition, the Company receives a tax deduction for certain stock option exercises in the period of exercise. In accordance with FAS No. 123 (R), the consolidated statement of cash flows for the nine months ended September 30, 2006 includes excess tax benefits of $0.4 million on exercise of stock options as a financing cash flow.

(ii)           Restricted Stock

The fair value of restricted share grants is determined using the closing price of the Company’s shares on the New York Stock Exchange on the day prior to the grant, with grants generally vesting three years after the date of grant or upon the employee’s earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the employee’s employment terminates prior to vesting. Compensation cost equivalent to the estimated fair market value at the date of grant for the number of shares expected to fully vest is amortized over a three-year vesting period. As of September 30, 2006, there was $35.2 million of unrecognized compensation cost related to these awards which is expected to be recognized over the weighted average period of 1.5 years.  The total fair value of shares vested during the nine months ended September 30, 2006 was $3.0 million

(year ended December 31, 2005: $25.7 million). During the quarter ended September 30, 2006, the Company expensed $5.4 million (quarter ended September 30, 2005: $4.6 million) in respect of restricted stock, and recorded tax benefits thereon of $0.7 million (quarter ended September 30, 2005: $0.8 million). During the nine months ended September 30, 2006, the Company expensed $16.2 million (nine months ended September 30, 2005: $14.5 million) in respect of restricted stock, and recorded tax benefits thereon of $2.5 million (nine months ended September 30, 2005: $2.4 million).

The following is a summary of restricted stock granted under the LTEC and related activity:

	September 30, 2006		December 31, 2005
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested—beginning of period	1,175,750	$28.40	2,126,700	$17.36
Granted	1,288,750	30.99	898,750	28.35
Vested	(110,000)	27.26	(1,723,330)	14.91
Forfeited	(103,750)	21.01	(126,400)	26.18
Nonvested—end of period	2,250,750	$30.28	1,175,750	$28.40

The grants in 2006 include modifications to grants made in prior years to an employee pursuant to a severance agreement. The earlier grants were deemed cancelled and new grants issued at the new terms.

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

During the quarter ended September 30, 2006, the Company expensed $0.06 million (quarter ended September 30, 2005: $0.05 million) related to the grant of options. During the nine months ended September 30, 2006, the Company expensed $0.1 million (nine months ended September 30, 2005: $0.1 million) related to the grant of options. At September 30, 2006, there was $0.07 million of unrecognized compensation cost related to options which is expected to be recognized over the weighted average period of 1 year. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.09 million (December 31, 2005: $nil) and the Company received proceeds of $0.03 million (year ended December 31, 2005: $nil) and realized no tax benefit. The total intrinsic value of options vested at September 30, 2006, was $0.7 million (December 31, 2005: $0.3 million). There were no option grants during the nine months ended September 30, 2006, and the fair value of options granted during 2005 was $0.2 million. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: risk free interest rates of 4.2%, expected life of 7 years, a dividend yield of 2.5% and an expected volatility of 22%. The Company has elected to use the simplified method of calculating the expected life of the options, which is the average of the vesting period and the expiry period.

The following is a summary of stock options granted under the DLTECP and related activity:

	Nine Months Ended September 30, 2006		Year Ended December 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding—beginning of period	120,000	$25.19	72,000	$23.68
Granted	—	—	48,000	27.45
Exercised	(13,332)	23.84	—	—
Outstanding—end of period	106,668	$25.36	120,000	$25.19

The following table summarizes information about the Company’s stock options granted under the DLTECP and for options outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	WeightedAverage Exercise Price
$15.01-$16.25	26,667	$16.25	6.25	26,667	$16.25
$25.66-$29.62	80,001	$28.39	7.82	34,668	$28.79

(ii)           Restricted Stock

The fair value of restricted share grants is determined using the closing price of the Company’s shares on the New York Stock Exchange on the day prior to the grant, with grants generally vesting six months after the date of grant or upon the director’s earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the director resigns prior to vesting. Compensation cost equivalent to the estimated fair market value at the date of grant for the number of shares expected to fully vest is amortized over a six-month vesting period.  As of September 30, 2006, there was no unrecognized compensation cost related to these awards. The total fair value of shares vested during the quarter ended September 30, 2006 was $0.3 million (year ended December 31, 2005: $0.1 million). During the quarter ended September 30, 2006, the Company expensed $0.1 million (quarter ended September 30, 2005: $nil) in respect of restricted stock, and recorded no tax benefits. During the nine months ended September 30, 2006, the Company expensed $0.3 million (quarter ended September 30, 2005: $0.1 million) in respect of restricted stock, and recorded no tax benefits.

The following is a summary of restricted stock granted under the DLTECP and related activity:

	Nine Months Ended September 30, 2006		Year Ended December 31, 2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested —beginning of period	—	$—	—	$—
Granted	9,282	31.78	4,368	27.45
Vested	(9,282)	31.78	(4,368)	27.45
Nonvested—end of period	—	$—	—	$—

In addition, directors may elect to receive their fees in common shares rather than cash.  As at September 30, 2006, 44,834 (December 31, 2005: 40,235) common shares had been granted under the plan in lieu of fees.  All awards are made at the fair market value of the common shares at the time of the grant.

(2)           2004 Directors Deferred Compensation Plan

The Company has an unfunded nonqualified deferred compensation plan that allows participating directors to elect (i) the amount, if any, of cash or stock as fees for services to be deferred and (ii) the form in which payment is to be made. Directors who choose to defer fees otherwise payable in shares are credited a number of phantom stock units equal in amount to the number of shares of stock deferred. In the event a cash dividend is declared on the stock, the portion of the participant’s deferral account denominated in phantom share units is credited with additional phantom share units (or portions thereof). Directors who choose to defer fees otherwise payable in cash are credited with interest on their cash deferral at a rate for the year of deferral that is 100 basis points above the 12-month LIBOR rate for deposits of U.S. dollars. Generally, benefits are paid upon termination of service as a director. As at September 30, 2006, 36,579 (December 31, 2005: 31,411) phantom share units had been issued under the plan in lieu of fees, and 11,857 (December 31, 2005: 6,657) had been issued in lieu of restricted shares.

5.             Investments

The following table summarizes the fixed maturity investments in an unrealized loss position at September 30, 2006 and December 31, 2005 and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

As at September 30, 2006:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$598,306	$(15,011)	$338,655	$(2,552)	$936,961	$(17,563)
Non - U.S. government securities	4,209	(135)	31,381	(2,470)	35,590	(2,605)
Corporate securities	467,313	(10,504)	506,117	(6,590)	973,430	(17,094)
Mortgage-backed securities	1,208,818	(30,326)	664,933	(9,375)	1,873,751	(39,701)
Asset-backed securities	149,932	(2,289)	111,984	(474)	261,916	(2,763)
Municipals	143,013	(1,981)	68,005	(184)	211,018	(2,165)
Total	$2,571,591	$(60,246)	$1,721,075	$(21,645)	$4,292,666	$(81,891)

As at December 31, 2005:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$527,787	$(10,823)	$746,012	$(9,406)	$1,273,799	$(20,229)
Non - U.S. government securities	—	—	115,871	(6,196)	115,871	(6,196)
Corporate securities	258,287	(6,361)	813,927	(14,314)	1,072,214	(20,675)
Mortgage-backed securities	309,808	(8,980)	1,674,865	(27,262)	1,984,673	(36,242)
Asset-backed securities	107,636	(2,198)	85,714	(1,217)	193,350	(3,415)
Municipals	55,720	(1,476)	157,116	(1,356)	212,836	(2,832)
Total	$1,259,238	$(29,838)	$3,593,505	$(59,751)	$4,852,743	$(89,589)

As of September 30, 2006, there were approximately 1,937 securities (2005: 2,113) in an unrealized loss position with a fair market value of $4,292.7 million (2005: $4,852.7 million). Of these securities, there are 1,448 securities (2005: 517) that have been in an unrealized loss position for 12 months or greater with a fair market value of $2,571.6 million (2005: $1,259.2 million). The unrealized losses from these securities were not a result of credit, collateral or structural issues. As of September 30, 2006, 33 (2005: none) securities were considered to be other than temporarily impaired resulting in an impairment charge of $1.0 million for the quarter and $1.6 million for the nine months ended September 30, 2006.

6.               Catastrophe Bond and Total Return Swap Facility

During the quarter ended September 30, 2006, the Company purchased a $50.0 million catastrophe bond with a floating rate coupon where the return is contingent upon certain geological events that may occur in the Pacific Northwest region of North America. This catastrophe bond is included in other investments in the consolidated balance sheets.

Subsequent to September 30, 2006, the Company entered into a $100.0 million Total Return Swap Facility (the “Facility”) with a financial institution for the purpose of accessing and isolating natural peril exposures embedded in capital market instruments. Following this transaction, the Company sold the $50.0 million catastrophe bond and utilized half of the Facility to enter into a $50.0 million catastrophe-related total return swap transaction, which was collateralized by a lien over a portfolio of the Company’s investment grade securities. The Company will receive contract payments in exchange for assuming losses from qualifying earthquake loss events. The total return swap will be marked-to-market and reported in the consolidated balance sheets with any subsequent changes in estimated fair value reported as other insurance related income (loss) in the consolidated statements of operations.  The quarterly net contract payments, including the Facility fee and potential loss payments, will also be included in other insurance related income (loss). The Facility will terminate on September 15, 2009.

7.             Intangible Assets

The following table shows an analysis of intangible assets by major class as of September 30, 2006 and December 31, 2005:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Net balance at December 31, 2005	$2,750	$26,036	$8,227	$37,013
Additions	—	—	—	—
Amortization	—	—	(2,470)	(2,470)
Net balance at September 30, 2006	$2,750	$26,036	$5,757	$34,543

Gross balance	$2,750	$26,036	$15,118	$43,904
Accumulated amortization	—	—	(9,361)	(9,361)
Net balance	$2,750	$26,036	$5,757	$34,543

8.             Debt and Financing Arrangements

a)             Senior Notes

On November 15, 2004, the Company issued $500.0 million of senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $495.7 million. The Senior Notes bear interest at a rate of 5.75%, payable semi-annually in arrears on June 1 and December 1 of each year. Unless previously redeemed, the Senior Notes will mature on December 1, 2014. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intentions of calling the Senior Notes. The Senior Notes indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the Senior Notes indenture at September 30, 2006. The market value of the Senior Notes at September 30, 2006 was $492.9 million (December 31, 2005: $498.5 million).

Interest expense includes interest payable, amortization of the offering discount and amortization of debt offering expenses. The offering discount and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. For the quarters ended September 30, 2006 and 2005, the Company incurred interest expense for the Senior Notes of $7.3 million. For the nine months ended September 30, 2006 and 2005, the Company incurred interest expense for the Senior Notes of $21.9 million.

b)             Credit Facilities

As at September 30, 2006, the Company had a $1.5 billion credit facility agreement with a syndicate of lenders. The credit agreement is an unsecured five-year facility that allows the Company and its operating subsidiaries to issue letters of credit up to the full amount of the facility and to borrow up to $500.0 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit agreement contains various loan covenants, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The facility also requires that the Company maintain 1) a minimum consolidated net worth of $2.0 billion plus (A) 25% of consolidated net income (if positive) of AXIS Capital for each semi-annual fiscal period ending on or after December 31, 2005 plus (B) an amount equal to 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period and 2) a maximum debt to total capitalization ratio of 0.35:1.0. The Company was in compliance with all covenants contained in the credit agreement at September 30, 2006. As at September 30, 2006, the Company had letters of credit of $598.7 million (December 31, 2005: $685.1 million) outstanding. There was no debt outstanding under the credit facility as at September 30, 2006 or December 31, 2005.

9.             Earnings Per Common Share

The following table sets forth the calculation of basic and diluted earnings per common share:

	Quarters Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Basic earnings per common share
Net income (loss) available to common shareholders	$226,222	$(468,075)	$644,807	$(143,431)
Weighted average common shares outstanding	149,884,027	140,995,298	149,656,707	142,711,852
Basic earnings per common share	$1.51	$(3.32)	$4.31	$(1.01)

Diluted earnings per common share
Net income (loss) available to common shareholders	$226,222	$(468,075)	$644,807	$(143,431)
Weighted average common shares outstanding	149,884,027	140,995,298	149,656,707	142,711,852
Share equivalents
Warrants	11,782,186	—	11,474,163	—
Options	2,009,716	—	1,940,837	—
Restricted stock	1,024,997	—	790,951	—
Weighted average common shares and common share equivalents outstanding — diluted	164,700,926	140,995,298	163,862,658	142,711,852
Diluted earnings per common share	$1.37	$(3.32)	$3.94	$(1.01)

Share equivalents that would result in the issuance of common shares of nil, 1,175,973, 16,570,771, 17,186,868 were outstanding for the quarters and nine months ended September 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

10.          Commitments and Contingencies

a)             Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and reinsurance recoverable balances. The investment portfolio is managed by external advisors in accordance with prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company did not have an aggregate exposure in a single entity, other than in U.S. Government and U.S. Government agency securities, of more than 2.0% of shareholders’ equity at September 30, 2006.  Concentration of credit risk with respect to reinsurance recoverable balances is limited due to the number of reinsureds used on the Company’s reinsurance programs. At September 30, 2006 the provision for unrecoverable reinsurance was $15.2 million (December 31, 2005: $15.6 million).

b)             Lease Commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the nine months ended September 30, 2006 and 2005 was approximately $7.2 million and $6.0 million, respectively.

Future minimum lease payments under the leases are expected to be as follows:

Year ended September 30,
2007	$10,545
2008	10,240
2009	9,662
2010	9,517
2011	9,716
Later years	30,303
Total minimum future lease commitments	$79,983

c)             Investment Commitments

During the nine months ended September 30, 2006, the Company made certain commitments with respect to an additional investment in an alternative investment fund.  At September 30, 2006, the total outstanding investment commitment was $23.0 million which the Company anticipates funding by the end of 2006. There were no investment commitments at December 31, 2005.

d)                                    Reinsurance Purchase Commitment

During the nine months ended September 30, 2006, the Company purchased reinsurance coverage for its U.S. property line of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly, at September 30, 2006, the Company has an outstanding reinsurance purchase commitment of $77.3 million.

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

f)           Dividends for Common Shares and Preferred Shares

On September 8, 2006 the Board of Directors declared a quarterly dividend of $0.15 per common share to shareholders of record at September 30, 2006 and payable on October 16, 2006. Additionally, the Board of Directors declared a dividend of $0.45 per Series A 7.25% Preferred share and a dividend of $1.88 per Series B 7.5% Preferred share. The Series A Preferred share is payable on October 16, 2006, to shareholders of record at September 30, 2006 and the Series B Preferred share is payable on December 1, 2006 to shareholders of record at November 15, 2006.

11.          Related Party Transactions

During the nine months ended September 30, 2005, Marsh & McLennan Companies, Inc. (“Marsh”) and its subsidiaries were considered to be related parties due to a direct shareholding in the Company. During this period the Company paid brokerage and commissions to Marsh of $66.4 million.

12. Taxation

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

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax asset (liability) are as follows:

	September 30, 2006	December 31, 2005
Deferred tax assets:
Discounting of loss reserves	$50,486	$26,239
Unearned premium	30,896	41,050
Other	23,706	18,370
Deferred tax assets, gross of valuation allowance	105,088	85,659
Valuation allowance	(4,368)	(5,774)
Deferred tax assets, net of valuation allowance	100,720	79,885

Deferred tax liabilities:
Deferred acquisition costs	(34,440)	(25,794)
Other	(3,435)	(3,217)
Deferred tax liabilities	(37,875)	(29,011)
Net deferred tax assets	$62,845	$50,874

The valuation allowance is related to net realized and unrealized losses on the Company’s fixed maturity investments. The Company believes it is necessary to establish a valuation allowance against the deferred tax asset arising from net realized and unrealized losses and realized capital losses on fixed maturity investments due to the inability to guarantee the reversal of these losses. At September 30, 2006, the total valuation allowance related to net unrealized losses on investments of $3.6 million (December 31, 2005: $5.1 million) has been recorded as a component of other comprehensive income consistent with the treatment of the net unrealized losses on investments.  The remaining balance of the valuation allowance of $0.8 million (December 31, 2005: $0.7 million) for the realized capital losses has been included in the income tax expense in the consolidated statements of operations. Management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The net deferred tax assets are included in other assets in the consolidated balance sheets.

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

The following table details our key performance indicators for the periods indicated:

	Quarters Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	($in thousands, except per share amounts)
Gross premiums written	$734,910	$794,571	$2,895,030	$2,760,563
Net premiums earned	692,780	616,814	2,005,473	1,866,817
Net investment income	98,787	67,015	284,018	177,774
Net income (loss) available to common shareholders	226,222	(468,075)	644,807	(143,431)
Net loss and loss expense ratio	52.8%	167.8%	54.7%	91.2%
Acquisition cost ratio	15.0%	10.4%	14.7%	12.9%
General and administrative expense ratio	9.9%	7.2%	9.1%	8.3%
Combined ratio	77.7%	185.4%	78.5%	112.4%
Return on average common equity	26.0%	(64.7%)	25.8%	(6.5%)
Book value per common share	$24.27	$18.52	$24.27	$18.52

Because we have a limited operating history and are exposed to volatility in our results of operations, period-to-period comparisons of our results of operations may not be meaningful. In addition, the amount of premiums written with respect to any particular segment or line of business may vary from quarter to quarter as a result of changes in market conditions and our view of the long-term profit potential of individual lines of business.  Operating results for the third quarter and nine months of 2005 were significantly impacted by Hurricanes Katrina and Rita, consequently any comparison between corresponding periods must consider these factors.

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

We believe we are currently operating in a marketplace that, with appropriate risk selection, can generally offer favorable pricing and/or terms and conditions in all of our business segments. The market has been most impacted by record catastrophe losses incurred by the insurance industry in 2005, led by Hurricanes Katrina, Rita and Wilma, and reflects more disciplined underwriting and recalibration of catastrophe models addressing increased assumptions regarding potential losses and increased capital requirements for loss scenarios.  We are managing our group catastrophe exposures on the basis of these new assumptions and, while gross group catastrophe exposures have been adjusted downward relative to last year on this basis, increased pricing on a gross basis has largely compensated for this exposure reduction.  In general, property lines in our wholesale insurance and reinsurance businesses have experienced significantly improved pricing, terms and conditions. The most dramatic hardening, including major revisions of terms, conditions and structures, has occurred for business exposed to U.S. wind perils.  This has also resulted in an increased orientation in our reinsurance segment toward non-proportional business.

For short-tail insurance and reinsurance business without natural perils exposure or with natural perils exposure but outside the U.S., we have experienced increased competition. We have not observed any notable upward momentum in rates for European catastrophe exposures, but expect a positive orientation for this exposure in our reinsurance business as we near year-end. For casualty insurance and reinsurance lines of business, particularly in the U.S., pricing, terms and conditions are at or above technically adequate levels.  This favorable underwriting environment may increase pressure on rates in the near-term for both casualty insurance and reinsurance. This would be due to greater retentions on the part of the primary insurance market causing additional competition.

We purchase reinsurance to mitigate volatility in our insurance segments and the substantial changes in the property reinsurance marketplace have impacted upon on our reinsurance buying strategy. In our insurance segment, we have been reducing aggregate catastrophe exposures from the underlying business by non-renewing inadequately priced business, reducing limits and writing new business that is meeting or exceeding our pricing requirements. While we continue to purchase reinsurance opportunistically throughout the year in our global insurance segment, we are seeing fewer attractive opportunities and have concentrated on reducing our gross exposures to mitigate volatility in the portfolio. We have purchased less reinsurance in global insurance while reducing gross exposures. In U.S. insurance, we maintain a comprehensive excess of loss property reinsurance program which includes a per risk program (renews May 1st) and catastrophe program (renews July 1). We have completed renewals of both of these programs. Per risk treaty limits were adjusted to reflect current business needs. We purchased the same limit of $400.0 million for our Catastrophe program. The renewed reinsurance programs have an increased level of retention from any one event.

Critical Accounting Estimates

The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No.123(R) using the modified prospective transition method and therefore have not restated results for prior periods. See Note 2 to the Consolidated Financial Statements for a discussion of other recent accounting pronouncements.

Consolidated Results of Operations

Quarters Ended September 30, 2006 and 2005

Premiums. The $59.7 million decrease in gross premiums written was largely due to a $59.6 million reduction in reinstatement premiums in our reinsurance segment. These were significantly higher in the third quarter of 2005 following the reinstatement of our cedants reinsurance coverage utilized by losses from Hurricanes Katrina and Rita.

The $147.9 million decrease in premiums ceded was driven by a decrease in ceded reinstatement premiums in our insurance segment. Premiums ceded increased significantly in the quarter ended September 30, 2005 following the reinstatement of our reinsurance protection that had been utilized by Hurricanes Katrina and Rita.

The $76.0 million increase in net premiums earned was primarily generated by our insurance segment, which reported an increase of $79.2 million, largely due to lower ceded amortized reinsurance costs in global insurance.

Net Investment Income. The increase in net investment income of $31.8 million is due to a combination of higher investment balances and higher investment yields. Net investment income for the quarter ended September 30, 2006 consisted of $97.5 million of interest on cash and fixed maturity investments and $3.4 million of income from other investments, offset by $2.1 million of net investment expenses. Included in net investment income was $0.2 million (2005: $4.2 million) of unrealized gains from other investments. Net investment income for the quarter ended September 30, 2005 consisted of $62.3 million of interest on cash and fixed maturity investments, $6.4 million of income from other investments, offset by $1.7 million of net investment expenses.

Cash and fixed maturity investments increased by 11.3% from December 31, 2005 to September 30, 2006 due to positive operating cash-flows. The annualized effective yield of cash and fixed maturity investments managed by our portfolio managers (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) increased by 0.5 percentage points to 4.8%. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The effective yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

Net Realized Losses. Net realized losses decreased by $4.7 million. The decrease was primarily a result of lower losses in net realized and unrealized gains of $4.7 million from investment derivatives that we use to hedge foreign exchange risk in our investment portfolio. We manage our portfolio to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter. Included within net realized losses was $0.8 million (2005: ($0.7) million) of realized gains from mortgage-backed securities that are required to be classified as derivatives.

The total return for our cash and fixed maturity investments managed by our portfolio managers for the quarter ended September 30, 2006 (calculated using beginning and ending market portfolio values, adjusted for external cash flows) was 3.1% versus (0.2%) for the quarter ended September 30, 2005. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation. The return for the quarter ended September 30, 2006 was higher than the same period in 2005 primarily due to decreases in intermediate yields that positively impacted the price of our fixed income securities in the 2006 period.

A portion of the Company’s fixed maturities were in an unrealized loss position at September 30, 2006. The Company evaluates these investments to determine whether such securities are other-than-temporarily-impaired based on the length of time the securities amortized cost has exceeded current market prices, the expected maturity of the investment, the significance of the decline, the liquidity, business prospects and overall financial condition of the issuer and the Company’s intent and ability to hold the investment to recovery. During the quarter ended September 30, 2006, we identified twenty-two fixed maturity securities as having an other-than-temporary impairment. Consequently, the cost of such securities was written down to fair value, and the Company recognized a loss of $1.0 million (2005: nil) on these securities.

Net Losses and Loss Expenses. Net losses and loss expenses for the quarter ended September 30, 2006 was $365.9 million, or 52.8% of net premiums earned, compared to $1,035.3 million, or 167.8% of net premiums earned, for the quarter ended September 30, 2005. The decrease was primarily due to lower catastrophe activity in the current quarter compared to the third quarter of 2005, when we incurred net losses of $804.5 million, or 130.4 percentage points, from Hurricanes Katrina and Rita. During the quarter ended September 30, 2006, we experienced favorable prior period development of $56.6 million, or 8.2 percentage points, which was net of $37.0 million of adverse development relating to Hurricanes Katrina, Rita and Wilma. During the quarter ended September 30, 2005 we experienced favorable development of $95.8 million, or 15.5 percentage points.

Acquisition Costs. The acquisition cost ratio for the quarter ended September 30, 2006 was 15.0% compared to 10.4% for the quarter ended September 30, 2005. During the quarter ended September 30, 2005, we reduced our estimate for amounts due under our incentive commission arrangements with brokers from 2004, resulting in a reduction in our 2005 acquisition cost ratio of 4.5 percentage points.

At September 30, 2006, we had one remaining incentive commission arrangement with a broker from 2004 that had yet to be resolved. Although we have accrued our best estimate of the amount due under this arrangement, given the uncertainties that exist surrounding the calculation and payment of this incentive commission, our estimate is subject to change. Any change in the estimate will be recorded during the period in which the change is identified. There was no change in the estimate during the quarter ended September 30, 2006.

General and Administrative Expenses.  The 2.7 percentage point increase in our general and administrative expense ratio was primarily due to higher employee compensation costs under our incentive plans resulting from lower loss activity in 2006.

Foreign Exchange.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the quarter ended September 30, 2006, we experienced a foreign exchange loss of $2.7 million compared to $1.7 million for the quarter ended September 30, 2005. The loss was principally driven by the revaluation of asset balances denominated in Euros following a 0.9% depreciation of the Euro against the U.S. dollar during the quarter ended September 30, 2006.

In 2005, we implemented a currency hedging program by entering into several foreign currency forward contracts to attempt to minimize negative effects of fluctuation in foreign currency rates on our foreign currency denominated assets and liabilities. As at September 30, 2006, the net contractual amount of foreign currency forward contracts was $15.7 million with an unrealized loss of $0.8 million.

Income Tax.  Income tax expense increased by $14.5 million in the quarter ended September 30, 2006 compared to the same quarter of 2005. This was primarily due to the generation of taxable income in our U.S and European subsidiaries. In the quarter ended September 30, 2005 our U.S and European subsidiaries generated taxable losses following significant hurricane-related net loss and loss expenses.

Preferred Dividends. The increase of $9.2 million was due to dividends on our Series A and Series B preferred shares issued in the fourth quarter of 2005.

Nine Months Ended September 30, 2006 and 2005

Premiums. The $134.5 million increase in gross premiums written was primarily due to a $117.0 million increase in our insurance segment driven by rate increases within our property and energy lines and by new business written in our professional lines and other specialty business.

The decrease of $88.9 million in premiums ceded was driven by a decrease in reinstatement premiums ceded in our insurance segment. Premiums ceded increased significantly in the quarter ended September 30, 2005 following the reinstatement of reinsurance protections that had been utilized by Hurricanes Katrina and Rita.

The increase in net premiums earned was generated by both our insurance and reinsurance segments. Premiums are earned over the period of the risks to which they relate. As the level of net premiums written increases, the level of net premiums earned also increases. As we experienced an increase in net premiums written over the rolling twelve-month period ended September 30, 2006 compared to the rolling twelve-month period ended September 30, 2005, our net premiums earned increased.  We also experienced lower ceded amortized reinsurance costs in global insurance which were higher in 2005 following the impact of the hurricanes.

Net Investment Income. The increase in net investment income of $106.2 million is due to a combination of higher investment balances, higher investment yields and increased income from other investments. Net investment income in the nine months ended September 30, 2006 consisted of $267.2 million of interest on cash and fixed maturity investments and $22.4 million of income from other investments, offset by $5.6 million of net investment expenses. Included in net investment income was $13.8 million (2005: $5.1 million) of unrealized gains from other investments. Net investment income for the nine months ended September 30, 2005 consisted of $172.1 million of interest on cash and fixed maturity investments, $10.6 million of income from other investments, offset by $4.9 million of net investment expenses.

Cash and fixed maturity investments increased by 11.3% from December 31, 2005 to September 30, 2006 due to positive operating cash-flows. The annualized effective yield of cash and fixed maturity investments managed by our portfolio managers (calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our portfolio managers) increased by 0.6% to 4.6%. The increase in the effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The effective yield may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

Net Realized Losses. Net realized losses increased by $16.4 million. The increase was generated by higher net realized losses of $13.9 million from fixed maturity investments and higher net realized and unrealized losses of $2.5 million from investment derivatives that we use to hedge foreign exchange risk in our investment portfolio. We manage our portfolio to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter. Included within net realized gains (losses) was ($2.7) million (2005: $0.7 million) of realized losses from mortgage-backed securities that are required to be classified as derivatives.

The total return for our cash and fixed maturity investments managed by our portfolio managers for the nine months ended September 30, 2006 (calculated using beginning and ending market portfolio values, adjusted for external cash flows) was 3.4% versus 1.7% for the nine months ended September 30, 2005. The total return for an investment portfolio consists of price and income return. These components are primarily affected by the timing of cash flows, changes in interest rates and changes in asset allocation. The return for the nine months ended September 30, 2006 was higher than the same period in 2005 primarily due to increases in intermediate yields that negatively impacted the price of our fixed income portfolio in the 2005 period.

During the nine months ended September 30, 2006, we identified 33 fixed maturity securities as having an other-than-temporary-impairment. Consequently, the cost of such securities was written down to fair value and we recognized a loss of $1.6 million (2005: nil) on these securities.

Other Insurance Related Income/Loss.  The increase of $7.1 million in other insurance income/loss was largely due to losses recognized in 2005 following the expiration of a political risk contract that we accounted for as a derivative.

Net Losses and Loss Expenses. Net losses and loss expenses for the nine months ended September 30, 2006 was $1,096.6 million, or 54.7% of net premiums earned, compared to $1,702.4 million, or 91.2% of net premiums earned, for the nine months ended September 30, 2005. The decrease was primarily due to lower catastrophe activity in 2006 compared to 2005, when we incurred net losses of $804.5 million, or 43.1 percentage points, from Hurricanes Katrina and Rita. During the nine months ended September 30, 2006, we experienced favorable prior period development of $182.1 million, or 9.1 percentage points, which was net of $91.0 million of adverse development relating to Hurricanes Katrina, Rita and Wilma. During the nine months ended September 30, 2005 we experienced favorable development of $236.5 million, or 12.7 percentage points.

Acquisition Costs. The acquisition cost ratio for the nine months ended September 30, 2006 was 14.7% compared to 12.9% for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we reduced our estimate for amounts due under our incentive commission arrangements with brokers from 2004, resulting in a reduction in our 2005 acquisition cost ratio of 0.8 percentage points. The remainder of the increase was mostly driven by a change of business mix in our insurance segment.

General and Administrative Expenses.  The 0.8 percentage point increase in our general and administrative expense ratio was primarily due to higher employee compensation costs under our incentive plans resulting from lower loss activity in 2006.

                Foreign Exchange.  Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the nine months ended September 30, 2006, we experienced a foreign exchange gain of $25.4 million compared to a foreign exchange loss of $52.4 million for the nine months ended September 30, 2005. The gain was principally made on the revaluation of asset balances denominated in Sterling and Euros following an 8.7% and 7.0% appreciation of Sterling and the Euro against the U.S. dollar, respectively, during the nine months ended September 30, 2006. The foreign exchange loss experienced for the nine months ended September 30, 2005 was primarily driven by the depreciation in Sterling and the Euro against the U.S. dollar since the year end. Movements of 8.1% and 11.7% were experienced in Sterling and the Euro, respectively.

In 2005, we implemented a currency hedging program by entering into several foreign currency forward contracts to attempt to minimize negative effects of fluctuation in foreign currency rates on our foreign currency denominated assets and liabilities. As at September 30, 2006, the net contractual amount of foreign currency forward contracts was $15.7 million with an unrealized loss of $0.8 million.

Income Tax.  Income tax expense increased by $22.4 million in the nine months ended September 30, 2006 compared to the same period of 2005 primarily due to the generation of additional taxable income in our U.S and European subsidiaries.

Preferred Dividends. The increase of $28.1 million was due to the dividends on our Series A and Series B preferred shares issued in the fourth quarter of 2005.

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

Quarters Ended September 30, 2006 and 2005

The following table summarizes the underwriting results and ratios for the insurance segment for the quarters ended September 30, 2006 and 2005:

	Quarters Ended
	September 30, 2006	September 30, 2005	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$453,116	$460,583	$(7,467)	(1.6)%
Net premiums written	323,618	187,874	135,744	72.3%
Net premiums earned	327,701	248,533	79,168	31.9%
Other insurance related income	412	236	176	74.6%
Expenses:
Net losses and loss expenses	(182,280)	(438,524)	256,244	(58.4)%
Acquisition costs	(40,796)	(11,571)	(29,225)	252.6%
General and administrative expenses	(36,141)	(28,755)	(7,386)	25.7%
Underwriting income (loss)	$68,896	$(230,081)	$298,977	129.9%
Ratios:
Net loss and loss expense ratio	55.6%	176.4%	(120.8)%
Acquisition cost ratio	12.4%	4.7%	7.7%
General and administrative expense ratio	11.0%	11.6%	(0.6)%
Combined ratio	79.0%	192.7%	(113.7)%

Premiums.  The decrease in gross premiums written was due to a decrease of $14.3 million in global insurance offset by a $6.8 million increase in U.S. insurance.

The table below shows gross premiums written in global insurance by line of business for the quarters ended September 30, 2006 and 2005:

	Quarters Ended
	September 30, 2006	September 30, 2005	Change	% Change
	($ in thousands)
Property	$43,599	$49,136	$(5,537)	(11.3)%
Marine	33,208	23,671	9,537	40.3%
Terrorism and War Risk	23,737	23,919	(182)	(0.8)%
Aviation and Aerospace	11,678	28,037	(16,359)	(58.3)%
Political Risk	35,392	45,743	(10,351)	(22.6)%
Professional Lines and Other Specialty	29,736	21,110	8,626	40.9%
Total	$177,350	$191,616	$(14,266)	(7.4)%

The decrease in gross premiums written was largely due to a reduction in our aviation and aerospace book where the pricing environment continued to deteriorate and fewer risks met our underwriting criteria. Our primary renewal period for this business is the fourth quarter and similar to 2005 we expect the deterioration in the pricing environment will continue to limit the level of premiums written in this line. Also contributing to the decrease was our political risk book which has unpredictable business flows; consequently there can be some variability in the level of our gross premiums written for comparable periods. We experienced a decrease in our property account that was largely due to changes in the timing of renewals.

 The increase in our marine line was primarily driven by significantly improved pricing in our energy offshore account, particularly for business exposed to U.S. wind perils.  These substantially improved market conditions followed the recalibration of catastrophe models addressing the increased frequency and severity of potential losses and increased capital requirements of rating agencies. The increase in our professional lines and other specialty business was driven by growth of a specialty property program that we began to write in the third quarter of 2005 and new market opportunities in the current period.

The table below shows gross premiums written in U.S. insurance by line of business for the quarters ended September 30, 2006 and 2005:

	Quarters Ended
	September 30, 2006	September 30, 2005	Change	% Change
	($ in thousands)
Property	$114,032	$116,250	$(2,218)	(1.9%)
Professional Lines	83,296	84,665	(1,369)	(1.6%)
Liability	65,381	64,977	404	0.6%
Other Specialty	13,057	3,075	9,982	324.6%
Total	$275,766	$268,967	$6,799	2.5%

The growth in U.S insurance was primarily driven by our other specialty account. Gross premiums written in this line primarily relate to our employer medical stop-loss business we entered into in late 2004, that developed throughout 2005, and experienced additional growth during 2006. Gross premiums written in our property account were consistent with the third quarter of 2005. Despite substantially reducing our aggregate catastrophe exposures, the impact was largely offset by significant rate increases on this business together with growth in new specialty property program business.

Premiums ceded decreased by $143.2 million from $272.7 million for the quarter ended September 30, 2005 to $129.5 million for the quarter ended September 30, 2006. This was primarily due to lower reinstatement premiums ceded this quarter. During the quarter ended September 30, 2005 we ceded an additional $96.7 million of premium following the reinstatement of reinsurance protections that had been utilized by Hurricanes Katrina and Rita. The remainder of the decrease largely relates to global insurance where ceded premium varies quarter on quarter depending on available market opportunities.

The following table shows net premiums earned in our insurance segment for the quarters ended September 30, 2006 and 2005:

	Quarters Ended
	September 30, 2006	September 30, 2005	Change	% Change
	($ in thousands)
Gross premiums earned	$490,150	$486,194	$3,956	0.8%
Ceded premiums amortized	(162,449)	(237,661)	75,212	(31.6%)
Net premiums earned	$327,701	$248,533	$79,168	31.9%

The increase in net premiums earned was primarily due to the impact of the hurricanes in 2005. We fully amortized ceded premiums and associated reinstatement premiums that related to reinsurance protections utilized by Hurricanes Katrina and Rita.

Net Losses and Loss Expenses. The decrease in the net loss and loss expense ratio of 120.8 percentage points was primarily due to significant hurricane activity in the quarter ended September 30, 2005.

The net loss and loss expense ratio for global insurance was 51.8% for the quarter ended September 30, 2006 compared to 217.9% for the quarter ended September 30, 2005. The decrease was primarily due to lower catastrophe activity in the current quarter compared to the third quarter of 2005, when we incurred net losses from Hurricanes Katrina and Rita of $248.5 million, or 175.8 percentage points. During the quarter ended September 30, 2006, we experienced favorable development in prior year loss and loss expense reserves of $20.5 million, or 10.8 percentage points, which is net of $46.0 million of adverse development on losses relating to Hurricanes Katrina, Rita and Wilma. We experienced favorable development of $59.2 million, or 41.9 percentage points, for the quarter ended September 30, 2005. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. This method takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. Consequently, as actual claims have been less than expected on our short-tail lines of business, this has generated favorable loss development. The accident year net loss and loss expense ratio for the quarter ended September 30, 2006 was 62.6%. Our accident year ratio has increased during 2006 primarily due to a shift in business mix towards professional lines business that typically has a higher initial expected net loss and loss expense ratio.

The net loss and loss expense ratio for U.S. insurance was 60.8% for the quarter ended September 30, 2006 compared to 121.8% for the quarter ended September 30, 2005. The decrease was primarily due to lower catastrophe activity in the quarter compared to the third quarter of 2005, when we incurred net losses from Hurricanes Katrina and Rita of $61.0 million, or 56.9 percentage points. During the quarter ended September 30, 2006, we experienced favorable prior year development of $7.5 million, or 5.4 percentage points, that was primarily generated from our property line of business. During the quarter ended September 30, 2005, we experienced favorable prior period development of $6.9 million, or 6.4 percentage points. The accident year net loss and loss expense ratio for quarter ended September 30, 2006 was 66.2%.

Acquisition Costs. The increase in the acquisition cost ratio was driven by an increase in the acquisition cost ratio in both global insurance and U.S insurance.

Acquisition costs in global insurance were $27.4 million, or 14.5% of net premiums earned, for the quarter ended September 30, 2006, compared with $13.3 million, or 9.4% of net premiums earned, for the quarter ended September 30, 2005. During the quarter ended September 30, 2005, we reduced our estimate for amounts due under our incentive commission arrangements with brokers from 2004 resulting in a reduction in our 2005 acquisition cost ratio of 8.5 percentage points. This was partially offset by lower ceded amortized reinsurance costs in the current period.

Acquisition costs in U.S. insurance were $13.4 million, or 9.7% of net premiums earned, for the quarter ended September 30, 2006 compared to $(1.7) million, or (1.6%) of net premiums earned, for the quarter ended September 30, 2005. During the quarter ended September 30, 2005, we reduced our estimate for amounts due under our incentive commission arrangements with brokers from 2004 resulting in a reduction in our 2005 acquisition cost ratio of 6.8 percentage points. The remainder of the increase was largely due to a shift in business mix with more business generated from our specialty program business, which has higher acquisition costs.

General and Administrative Expenses.  We experienced an increase in general and administrative expenses of $7.4 million, however our general and administrative ratio decreased by 0.6 percentage points due to the impact of increased net premiums earned this quarter.

Nine Months Ended September 30, 2006 and 2005

The following table summarizes the underwriting results and ratios for the insurance segment for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$1,519,771	$1,402,814	$116,957	8.3%
Net premiums written	1,053,794	847,639	206,155	24.3%
Net premiums earned	973,985	884,930	89,055	10.1%
Other insurance related income (loss)	1,474	(5,283)	6,757	127.9%
Expenses:
Net losses and loss expenses	(486,235)	(724,834)	238,599	(32.9)%
Acquisition costs	(117,006)	(77,847)	(39,159)	50.3%
General and administrative expenses	(104,069)	(89,327)	(14,742)	16.5%
Underwriting income	$268,149	$(12,361)	$280,510	nm
Ratios:
Net loss and loss expense ratio	49.9%	81.9%	(32.0)%
Acquisition cost ratio	12.0%	8.8%	3.2%
General and administrative expense ratio	10.7%	10.1%	0.6%
Combined ratio	72.6%	100.8%	(28.2)%

 nm — not meaningful

Premiums.  The increase in gross premiums written was primarily generated by an $88.0 million increase in our U.S insurance segment.

The table below shows gross premiums written in global insurance by line of business for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005	Change	% Change
	($ in thousands)
Property	$180,811	$160,340	$20,471	12.8%
Marine	157,716	143,436	14,280	10.0%
Terrorism and War Risk	111,479	128,450	(16,971)	(13.2)%
Aviation and Aerospace	35,957	72,409	(36,452)	(50.3)%
Political Risk	119,748	107,532	12,216	11.4%
Professional Lines and Other Specialty	94,672	59,284	35,388	59.7%
Total	$700,383	$671,451	$28,932	4.3%

We experienced growth across all our lines of business in global insurance with the exception of our terrorism and war risk and aviation and aerospace lines of business. These lines were impacted by a continued deterioration in the pricing environment, which resulted in fewer risks meeting our underwriting criteria.

The increase in our professional lines and other specialty business was primarily due to a new specialty property program that we began to write in the third quarter of 2005, and generated an additional $19.8 million of gross premiums written in 2006. The remainder of the increase related to growth of existing business as well as new market opportunities. The increase in our property account was primarily due to growth of $13.1 million in gross premiums written in our property program business driven by rate increases on existing accounts. Our property account also experienced significantly improved pricing in our energy onshore business, particularly for business exposed to U.S. wind perils. We also experienced significant rate increases in our energy offshore account that largely accounted for the increase in gross premiums written on our marine line. These substantially improved market conditions followed the recalibration of catastrophe models addressing the increased frequency and severity of potential losses and increased capital requirements of rating agencies. We also experienced an increase in our political risk book; however this line has unpredictable business flows and can exhibit some variability in the level of gross premiums written for comparable periods.

The table below shows gross premiums written in U.S. insurance by line of business for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005	Change	% Change
	($ in thousands)
Property	$318,991	$275,610	$43,381	15.7%
Professional Lines	264,138	242,195	21,943	9.1%
Liability	207,979	207,508	471	0.2%
Other Specialty	28,280	6,050	22,230	nm
Total	$819,388	$731,363	$88,025	12.0%

nm — not meaningful

The growth in U.S insurance was primarily driven by our property line of business and is largely attributable to significant rate increases experienced since the catastrophic loss activity in 2005.  Despite substantially reducing our aggregate catastrophe exposures during the nine months ended September 30, 2006, this reduction was largely offset by significant rate increases for catastrophe exposed business. We also experienced a $17.7 million increase in our specialty property program business that was primarily driven by growth in new accounts. The increase in gross premiums written in our professional lines business was largely attributable to an additional $22.7 million of gross premiums written within our errors and omissions account, that we began to write in 2005. Gross premiums written in our other specialty account primarily relate to our employer medical stop-loss business we entered into in late 2004, developed throughout 2005, and experienced additional growth from during 2006.

Although gross premiums written in our liability business was flat, there was a change of business mix within this line. We experienced a reduction in this line primarily due to construction business written in 2005, which was one-time in nature, and the non-renewal of a contract written in 2005. This was offset by the introduction of new specialty liability program and umbrella excess liability business.

Premiums ceded decreased by $89.2 million from $555.2 million in the nine months ended September 30, 2005 to $466.0 million in the nine months ended September 30, 2006. This was primarily due to lower reinstatement premiums ceded in 2006. During 2005 we ceded an additional $96.7 million of premiums following the reinstatement of reinsurance protections that had been utilized by Hurricanes Katrina and Rita.

The following table shows net premiums earned in our insurance segment for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005	Change	% Change
	($ in thousands)
Gross premiums earned	$1,448,421	$1,403,868	$44,553	3.2%
Ceded premiums amortized	(474,436)	(518,938)	44,502	(8.6)%
Net premiums earned	$973,985	$884,930	$89,055	10.1%

Gross premiums are earned over the period of the insured risk. The increase in gross premiums earned was driven by continued growth in gross premiums written in U.S insurance.

We experienced a decrease in ceded premiums amortized in global insurance of $78.7 million that was largely driven by the impact of hurricanes in 2005. In 2005, we fully amortized ceded premiums and associated reinstatement premiums that related to reinsurance protections utilized by Hurricanes Katrina and Rita. This was partially offset by a $34.2 million increase in ceded premiums amortized in U.S insurance that was driven by an increase in gross premiums earned in the nine months ended September 30, 2006.

Other Insurance Related Income (Loss).  The increase of $6.8 million in other insurance income/loss was largely due to losses in 2005 following the expiration of a political risk contract that we accounted for as a derivative.

Net Losses and Loss Expenses. The decrease in the net loss and loss expense ratio of 32.0 percentage points was primarily due to significant hurricane activity in the nine months ended September 30, 2005.

The net loss and loss expense ratio for global insurance was 44.6% for the nine months ended September 30, 2006 compared to 80.3% for the nine months ended September 30, 2005. The decrease was primarily due to lower catastrophe activity in 2006 compared to 2005, when we incurred net losses from Hurricanes Katrina and Rita of $248.5 million, or 44.1 percentage points. During the nine months ended September 30, 2006, we experienced favorable development in prior year loss and loss expense reserves of $115.6 million, or 20.8 percentage points, which is net of $46.0 million of adverse development on losses relating to Hurricanes Katrina, Rita and Wilma. We experienced favorable development of $165.2 million, or 29.3 percentage points, for the nine months ended September 30, 2005. In estimating the ultimate cost of losses, we primarily use the Bornhuetter-Ferguson method. This method takes as a starting point an initial expected loss and loss expense ratio and blends in the loss and loss expense ratio implied by our experience to date. Consequently, as actual claims have been less than expected on our short-tail lines of business, this has generated favorable loss development. The accident year net loss and loss expense ratio for the nine months ended September 30, 2006 was 65.4%. Our accident year ratio has increased during 2006 primarily due to a shift in business mix towards professional lines business that typically has a higher initial expected net loss and loss expense ratio.

The net loss and loss expense ratio for U.S. insurance was 57.0% for the nine months ended September 30, 2006 compared to 84.7% for the nine months ended September 30, 2005.  The decrease was primarily due to lower catastrophe activity in 2006 compared to 2005 when we incurred net losses from Hurricanes Katrina and Rita of $61.0 million, or 18.9 percentage points.  During the nine months ended September 30, 2006, we experienced favorable prior year development of $36.5 million, or 8.7 percentage points compared with $7.4 million, or 2.3 percentage points, during the nine months ended September 30, 2005. The accident year net loss and loss expense ratio for the nine months ended September 30, 2006 was 65.7%.

Acquisition Costs. The increase in the acquisition cost ratio was driven by an increase in the acquisition cost ratio of both global insurance and U.S insurance.

Acquisition costs in global insurance were $78.5 million, or 14.1% of net premiums earned, for the nine months ended September 30, 2006, compared with $72.8 million, or 12.9% of net premiums earned, for the nine months ended September 30, 2005. During the quarter ended September 30, 2005 we reduced our estimate for amounts due under our incentive commission arrangements with brokers from 2004 resulting in a reduction in our 2005 acquisition cost ratio of 0.6 percentage points. The remainder of the increase was primarily due to higher commissions, primarily in our professional lines and other specialty book, driven by a new specialty program that we began to write in mid-2005.

U.S. insurance acquisition costs were $38.5 million, or 9.2% of net premiums earned, for the nine months ended September 30, 2006 compared to $5.0 million, or 1.6% of net premiums earned, for the nine months ended September 30, 2005. The increase was driven by a shift in business mix, with more business generated from managing general underwriters and our specialty program business, which typically have higher acquisition costs. We also experienced a reduction in the level of commissions received on ceded premium, also driven by the shift in business mix, that resulted in more business being generated from a line of business that does not have an override commission associated with its reinsurance coverage.

General and Administrative Expenses.  The 0.6 percentage point increase in our general and administrative expenses ratio was driven by a shift in the business mix from global insurance business to U.S. insurance business. Our U.S. insurance business has a higher general and administrative ratio expense than our global insurance business.

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

Quarters Ended September 30, 2006 and 2005

The following table summarizes the underwriting results and ratios in our reinsurance segment for the quarters ended September 30, 2006 and 2005:

	Quarters Ended
	September 30,	September 30,
	2006	2005	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$281,794	$333,988	$(52,194)	(15.6)%
Net premiums written	282,295	329,843	(47,548)	(14.4)%
Net premiums earned	365,079	368,281	(3,202)	(0.9)%
Other insurance related income	392	-	392	100%
Expenses:
Net losses and loss expenses	(183,678)	(596,746)	413,068	(69.2)%
Acquisition costs	(62,819)	(52,865)	(9,954)	18.8%
General and administrative expenses	(12,162)	(12,187)	25	(0.2)%
Underwriting income (loss)	$106,812	$(293,517)	$400,329	136.4%

Ratios:
Net loss and loss expense ratio	50.3%	162.0%	(111.7)%
Acquisition cost ratio	17.2%	14.4%	2.8%
General and administrative expenses ratio	3.3%	3.3%	—%
Combined ratio	70.8%	179.7%	(108.9)%

Premiums. The table below shows gross premiums written by line of business in our reinsurance segment for the quarters ended September 30, 2006 and 2005:

	Quarters Ended
	September 30,	September 30,
	2006	2005	Change	% Change
	($ in thousands)
Catastrophe	$100,759	$106,627	$(5,868)	(5.5)%
Property	53,933	115,262	(61,329)	(53.2)%
Professional lines	49,431	50,238	(807)	(1.6)%
Credit and bond	1,889	1,865	24	1.3%
Motor	5,896	1,809	4,087	225.9%
Liability	48,640	50,344	(1,704)	(3.4)%
Other	21,246	7,843	13,403	170.9%
Total	$281,794	$333,988	$(52,194)	(15.6)%

Gross premiums written in our reinsurance segment were impacted by lower reinstatement premiums this quarter. These were significantly higher in the third quarter of 2005 following the reinstatement of cedants reinsurance coverage utilized by losses from Hurricanes Katrina and Rita. As a result, reinstatement premiums in our catastrophe and property lines of business decreased by $41.8 million and $18.7 million respectively this quarter.

The decrease in our property line was primarily due to a $57.3 million reduction in our pro rata book. This was driven by net upward adjustments to prior year gross premium estimates recognized in the third quarter of 2005 and the non-renewal of several treaties following an exit of certain cedants from the property market. We experienced an increase in other gross premiums that was primarily due to an increase of $10.5 million in gross premiums written in our property exposed engineering business. Gross premiums written in our catastrophe line, excluding the impact of reinstatement premiums, were higher in the current quarter due to significantly improved rates and new market opportunities. Although gross premiums written in our professional lines business was flat, there was a change of business mix within this line. We wrote a significant treaty in the third quarter of 2005 that will not be renewed until the fourth quarter of 2006. However this was largely offset by an increase in our participation on directors and officers reinsurance renewal business.

The following table shows net premiums earned in our reinsurance segment for the quarters ended September 30, 2006 and 2005:

	Quarters ended
	September 30,	September 30,
	2006	2005	Change	% Change
	($ in thousands)
Gross premiums earned	$368,160	$376,265	$(8,105)	(2.2)%
Ceded premiums amortized	(3,081)	(7,984)	4,903	(61.4)%
Net premiums earned	$365,079	$368,281	$(3,202)	(0.9)%

The decrease in gross premiums earned was primarily due to the impact of the hurricanes in the third quarter of 2005. During the quarter ended September 30, 2005 we earned $58.7 million of reinstatement premiums following the reinstatement of cedants reinsurance coverage utilized by losses incurred from Hurricanes Katrina and Rita. Gross premiums earned otherwise increased in the current quarter reflecting an increase in gross premiums written over the twelve-month period ended September 30, 2006 compared to the twelve-month period ended September 30, 2005.

Ceded premiums are amortized over the contract term. During the quarter ended September 30, 2005, the level of ceded premiums amortized reflected the exhaustion of our reinsurance protections following losses recovered from Hurricanes Katrina and Rita.

Net Losses and Loss Expenses.  The net loss and loss expense ratio for reinsurance was 50.3% for the quarter ended September 30, 2006 compared to 162.0% for the quarter ended September 30, 2005. The decrease was primarily due to lower catastrophe activity this quarter compared to 2005 when we incurred net losses from Hurricanes Katrina and Rita of $495.0 million, or 134.4 percentage points.  During the quarter ended September 30, 2006, we experienced favorable development on prior year loss and loss expense reserves of $28.6 million, or 7.8 percentage points, which includes of $10.0 million of favorable development on losses relating to Hurricanes Katrina, Rita and Wilma. We experienced favorable development of $29.7 million, or 8.1 percentage points, for the quarter ended September 30, 2005. The accident year net loss and loss expense ratio for the quarter ended September 30, 2006 was 58.1%. Our accident year ratio has increased during 2006 primarily due to a shift in business mix from our property reinsurance line of business to our professional and liability lines of business. Typically, our professional and liability lines of business have higher initial expected net loss and loss expense ratios than our property reinsurance lines.

Acquisition Costs.  Acquisition costs were $62.8 million, or 17.2% of net premiums earned for the quarter ended September 30, 2006 compared to $52.9 million, or 14.4% of net premiums earned, for the quarter ended September 30, 2005.  During the quarter ended September 30, 2005 we reduced our estimate for amounts due under our incentive commission arrangements with brokers from 2004 resulting in a reduction in our 2005 acquisition cost ratio of 2.3 percentage points. The remainder of the increase was largely due to higher reinstatement premiums in the quarter ended September 30, 2005, following Hurricanes Katrina and Rita, which had a lower acquisition cost ratio.

Nine Months Ended September 30, 2006 and 2005

The following table summarizes the underwriting results and ratios in our reinsurance segment for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005	Change	% Change
	($ in thousands)
Revenues:
Gross premiums written	$1,375,259	$1,357,749	$17,510	1.3%
Net premiums written	1,365,179	1,347,945	17,234	1.3%
Net premiums earned	1,031,488	981,887	49,601	5.1%
Other insurance related income	392	—	392	100%
Expenses:
Net losses and loss expenses	(610,363)	(977,579)	367,216	(37.6)%
Acquisition costs	(178,145)	(163,361)	(14,784)	9.0%
General and administrative expenses	(34,377)	(36,818)	2,441	(6.6)%
Underwriting income	$208,995	$(195,871)	$404,866	206.7%

Ratios:
Net loss and loss expense ratio	59.2%	99.6%	(40.4%)
Acquisition cost ratio	17.3%	16.6%	0.7%
General and administrative expenses ratio	3.3%	3.7%	(0.4%)
Combined ratio	79.8%	119.9%	(40.1%)

Premiums. The table below shows gross premiums written by line of business in our reinsurance segment for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005	Change	% Change
	($ in thousands)
Catastrophe	$446,692	$469,451	$(22,759)	(4.9)%
Property	259,466	341,270	(81,804)	(24.0)%
Professional lines	226,221	176,354	49,867	28.3%
Credit and bond	94,380	103,915	(9,535)	(9.2)%
Motor	81,210	75,426	5,784	7.7%
Liability	197,623	161,659	35,964	22.2%
Other	69,667	29,674	39,993	134.8%
Total	$1,375,259	$1,357,749	$17,510	1.3%

Gross premiums written in the nine months ended September 30, 2006 were impacted by a stronger U.S. dollar exchange rate against the Euro and Sterling at January 1, 2006 compared to January 1, 2005. We write significant amounts of Sterling and Euro, denominated business in our catastrophe, property, credit and bond and motor lines of business. Consequently, as a result of exchange rate movements, gross premiums written on these lines decreased by approximately $16.6 million, $9.2 million, $11.6 million and $8.3 million, respectively.

Gross premiums written in our reinsurance segment were also impacted by lower reinstatement premiums this period. These were significantly higher in 2005 following the reinstatement of cedants reinsurance coverage utilized by losses from Hurricanes Katrina and Rita. As a result, reinstatement premiums in our catastrophe and property lines of business decreased by $49.6 million and $22.0 respectively.

The decrease in our property line was primarily due to a $75.4 million reduction in pro rata gross premiums written. This was driven by the non-renewal of several treaties written in 2005 due to the exit of certain cedants from the property market, and also pricing and return considerations. The increase in our professional lines book in 2006 was due to a combination of new business, increased participation in renewal premium and also net upward adjustments on prior year gross premium estimates. We experienced an increase in other gross premiums that was driven by a $32.5 million increase in our property exposed engineering business. The increase in our liability account was primarily driven by growth of existing accounts and increased marketing efforts within our U.S. general liability and umbrella excess reinsurance business. Excluding the impact of reinstatement premiums and foreign exchange movements, gross premiums written in our catastrophe line increased in 2006 due to significantly improved rates and new market opportunities.

The following table shows the derivation of net premiums earned in our reinsurance segment for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005	Change	% Change
	($ in thousands)
Gross premiums earned	$1,039,715	$998,281	$41,434	4.2%
Ceded premiums amortized	(8,227)	(16,394)	8,167	(49.8)%
Net premiums earned	$1,031,488	$981,887	$49,601	5.1%

Gross premiums are earned over the period of the reinsured risk. Consequently, as the level of gross premiums written increases, the level of gross premiums earned also increases. As we experienced an increase in gross premiums written over the twelve-month period ended September 30, 2006 compared to the twelve-month period ended September 30, 2005, we experienced an increase in our gross premiums earned during the nine months ended September 30, 2006.

Ceded premiums are amortized over the contract term. During the nine months ended September 30, 2005, our ceded premiums amortized reflected the exhaustion of reinsurance protections following losses recovered from Hurricanes Katrina and Rita.

Net Losses and Loss Expenses.  The net loss and loss expense ratio was 59.2% for the nine months ended September 30, 2006 compared to 99.6% for the nine months ended September 30, 2005. The decrease was primarily due to lower catastrophe activity in 2006 compared to 2005 when we incurred net losses from Hurricanes Katrina and Rita of $495.0 million, or 50.4 percentage points. During the nine months ended September 30, 2006, we experienced favorable development on prior year loss and loss expense reserves of $30.0 million, or 2.9 percentage points, which included $52.0 million of adverse development on losses relating to Hurricanes Katrina, Rita and Wilma. We experienced favorable development of $63.9 million, or 6.5 percentage points, for the nine months ended September 30, 2005. The accident year net loss and loss expense ratio for the nine months ended September 30, 2006 was 62.1%.  Our accident year ratio has increased during 2006 primarily due to a shift in business mix from our property reinsurance lines of business to our professional and liability lines of business. Typically, our professional and liability lines of business have higher initial expected net loss and loss expense ratios than our property reinsurance lines.

Acquisition Costs.  Acquisition costs were $178.1 million, or 17.3% of net premiums earned, for the nine months ended September 30, 2006 compared to $163.4 million, or 16.6% of net premiums earned, for the nine months ended September 30, 2005. During the nine months ended September 30, 2005 we reduced our estimate for amounts due under our incentive commission arrangements with brokers from 2004 resulting in a reduction in our 2005 acquisition cost ratio of 0.7 percentage points.

Financial Condition, Liquidity and Capital Resources

We are a holding company and have no substantial operations of our own. Our assets consist primarily of our investments in subsidiaries. At September 30, 2006, we had operating subsidiaries in Bermuda, Ireland and the United States, a branch in the United Kingdom, a branch in Switzerland and a representative office in Singapore. Accordingly, our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends or distributions is limited by the applicable laws and regulations of Bermuda, Ireland and the United States, which subject our insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, some of our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

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

At September 30, 2006, the maximum amount of distributions that our subsidiaries could pay to AXIS Capital under applicable laws and regulations without prior regulatory approval was approximately $1.3 billion.

Financial Condition

Shareholders’ Equity

At September 30, 2006, our shareholders’ equity was $4.1 billion compared to $3.5 billion at December 31, 2005, an increase of 17.1%. This increase was primarily due to net income of $672.9 million for the nine months ended September 30, 2006. Our book value per common share increased by 20.0% to $24.27 per common share at September 30, 2006.

Investments

At September 30, 2006, our total investments at fair market value, accrued interest receivable and cash net of unsettled investment trades totaled $8.9 billion compared to $7.8 billion at December 31, 2005. Our investment portfolio at September 30, 2006 included fixed income securities that were managed by several external investment management firms. At September 30, 2006, all of these fixed income securities were investment grade, with 82.2% rated Aa3 or AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed income portfolio was AA+ based on ratings assigned by Standard & Poor’s.

During 2006, we continued to increase the size of the allocation to other investments within our investment portfolio. At September 30, 2006, other investments were $714.4 million compared to $409.5 million at December 31, 2005 and consisted of investments in hedge funds of funds, a fund that invests in U.S. dollar high yield credit, funds that primarily invest in senior secured bank loans, a fund that invests in distressed debt opportunities, a catastrophe bond and a portfolio of investments in collateralized loan obligations.

We regularly review our investment portfolio for other than temporary impairments and determined as at September 30, 2006, 33 (2005: none) securities were other than temporarily impaired resulting in an impairment charge of $1.6 million for the nine months ended September 30, 2006.

Reserve for loss and loss expenses

At September 30, 2006, we had $5.0 billion of reserves for losses and loss expenses compared to $4.7 billion at December 31, 2005. Of this balance, $3.1 billion, or 61.4%, was for incurred but not reported claims, compared to $2.7 billion, or 57.5%, at December 31, 2005.  At September 30, 2006, we had $1.0 billion of reserves for losses and loss expenses relating to Hurricanes Katrina, Rita and Wilma compared to $1.7 billion at December 31, 2005.

Reinsurance recoverable balances

Of the reinsurance recoverable balances, 96.5% were due from reinsurers rated the equivalent of A- or better by internationally recognized rating agencies. Of the remaining reinsurance recoverable balances, 22.1% was fully collateralized. At September 30, 2006, the provision for uncollectible reinsurance was $15.2 million (December 31, 2005: $15.6 million).

Liquidity

Our cash flows from operations generally represent the difference between: (1) premiums collected, reinsurance recoveries and investment income received and (2) losses and loss expenses paid, reinsurance purchased and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income. The potential for a large claim under one of our insurance or reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

During the nine months ended September 30, 2006, we generated a net operating cash inflow of $1,229.7 million, comparable with $1,121.9 million for the nine months ended September 30, 2005.  Although we generated additional net income of $816.3 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, this was largely offset by an increase in paid losses. During the nine months ended September 30, 2006, we paid gross losses of $1,072.0 million and received reinsurance recoveries of $370.2 million compared to $471.1 million and $169.0 million, respectively, in the nine months ended September 30, 2005. These increases were primarily due to settlements relating to Hurricanes Katrina, Rita and Wilma.

During the nine months ended September 30, 2006, net cash of $78.9 million was used in financing activities compared to $165.6 million for the nine months ended September 30, 2005. The decrease was primarily due to a repurchase of common shares in 2005. On February 16, 2005, we repurchased 12,738,094 common shares for the aggregate price of $350.0 million from initial investors pursuant to our repurchase program. This was partially offset by the issuance of $250.0 million of 7.25% Series A preferred shares in the third quarter of 2005, which generated net proceeds of $242.3 million.

During the nine months ended September 30, 2006, the Board of Directors declared a dividend of $2.04 per Series B 7.5% preferred share to shareholders of record at February 16, 2006, and $1.88 per share of record at May 15, 2006 and August 16, 2006. The dividends were paid on March 1, 2006, June 1, 2006 and September 1, 2006.  We also declared dividends of $0.45 per Series A 7.25% preferred share and a $0.15 dividend per common share to shareholders of record at March 31, 2006 and June 30, 2006, respectively. These dividends were paid on April 17, 2006 and July 17, 2006, respectively. Refer to Commitments and Contingencies for further declared dividends payable subsequent to September 30, 2006.

Capital Resources

In addition to common equity, we depend upon other external sources of finance such as debt, preferred shares, letters of credit and other credit facilities to support our operating activities.  Having sufficient capital allows us to take advantage of profitable opportunities that may arise in our operating segments. We are also required to maintain adequate capital resources to comply with various statutory regulations in Bermuda, Ireland and the U.S.  A strong capital base is also important for maintaining the financial strength ratings of our operating subsidiaries, which is essential in establishing our competitive position.

There have been no material changes in our external sources of finance since December 31, 2005. Refer to Item 7 included in our Annual Report on form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

Commitments and Contingencies

We did not make any significant capital expenditures during the nine months ended September 30, 2006. We currently expect capital expenditures for the remainder of 2006 to be less than $50.0 million.

During the nine months ended September 30, 2006, the Company made certain commitments with respect to an additional investment in an alternative investment fund. At September 30, 2006, the total outstanding investment commitment was $23.0 million, which the Company anticipates funding by end of 2006. During the three months ended September 30, 2006, the Company purchased reinsurance coverage for its U.S. property line of business, effective May 1, 2006. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly, at September 30, 2006, the Company has an outstanding reinsurance purchase commitment of $77.3 million.

On September 8, 2006 the Board of Directors declared a quarterly dividend of $0.15 per common share to shareholders of record at September 30, 2006 and payable on October 16, 2006. Additionally, the Board of Directors declared a dividend of $0.45 per Series A 7.25% Preferred share and a dividend of $1.88 per Series B 7.5% Preferred share. The Series A Preferred share is payable on October 16, 2006, to shareholders of record at September 30, 2006 and the Series B Preferred share is payable on December 1, 2006 to shareholders of record at November 15, 2006.

There have been no other material changes in the Company’s commitments or contingencies since December 31, 2005. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 9, 2006.

Off Balance Sheets and Special Purpose Entity Arrangements

At September 30, 2006, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.

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

Item 4.  Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006.  Based upon that evaluation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our U.S. holding company has received subpoenas from the Office of the Attorney General of the State of New York seeking information regarding incentive commission agreements, fictitious and inflated quotes and related matters and conditioning direct insurance on the placement of reinsurance.  In addition, our U.S. insurance companies have received subpoenas and requests for information from various state insurance regulators regarding these same matters.  These inquiries are part of industry-wide investigations in these jurisdictions and we understand that officials from other jurisdictions in which we do business have also initiated investigations into similar matters.  Accordingly, we may in the future receive additional subpoenas and requests for information.  We have cooperated fully with the Attorney General of the State of New York and the other state regulators in their investigations and intend to cooperate fully with any future requests.

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

A purported shareholders class action lawsuit has been filed against us and some of our executive officers relating to the practices being investigated by the Attorney General of the State of New York and other state regulators.  James Dolan v. AXIS Capital Holdings Limited, Michael A. Butt and John R. Charman was filed on October 28, 2004 in the United States District Court, Southern District of New York.  Robert Schimpf v. AXIS Capital Holdings Limited, Michael A. Butt, Andrew Cook and John R. Charman was filed on November 5, 2004 in the United States District Court, Southern District of New York. On April 13, 2005, these lawsuits were consolidated and are now known as In re AXIS Capital Holdings Ltd. Securities Litigation.  On May 13, 2005, the plaintiffs filed an amended, consolidated complaint and added as defendants the managing underwriters and one of the selling shareholders in our secondary offering completed in March 2004. The lawsuit alleges securities violations in connection with the failure to disclose payments made pursuant to incentive commission arrangements and seeks damages in an unspecified amount.  On October 17, 2006, the District Court dismissed the Amended Complaint without prejudice and granted plaintiffs 30 days to file a second amended, consolidated complaint consistent with the Court’s opinion. We continue to believe that the allegations underlying this lawsuit are completely without merit.

A putative class action lawsuit also has been filed against our U.S. insurance companies. In re Insurance Brokerage Antitrust Litigation was filed on August 1, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. We believe that the lawsuit is completely without merit and are vigorously defending the filed action.

Item 1A.                 Risk Factors

There were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 9, 2006.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the number of shares we repurchased during each month in the quarter ended September 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (b)
July 1-31, 2006	0	$0	0	$150,000,000
August 1-31, 2006	0	$0	0	$150,000,000
September 1-30, 2006	0	$0	0	$150,000,000
Total	0	$0	0	$150,000,000

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

3.3

Certificate of Designations setting from specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s current report on form 8-K filed on November 23, 2005).

3.4	Bye-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2006

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/ John R. Charman
John R. Charman
President and Chief Executive Officer

/s/ David B. Greenfield
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)