Form 10-K
period 2006-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2007-03-01
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-31721

AXIS CAPITAL HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

BERMUDA

(State or other jurisdiction of incorporation or organization)

98-0395986

(I.R.S. Employer Identification No.)

92 Pitts Bay Road, Pembroke, Bermuda HM 08

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006, was approximately $4.2 billion.

At February 23, 2007, there were outstanding 152,215,446 common shares, $0.0125 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 11, 2007 are incorporated by reference in Part III of this Form 10-K.

AXIS CAPITAL HOLDINGS LIMITED

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend.” Forward-looking statements contained in this report include information regarding our estimates of losses related to hurricanes and other catastrophes, our expectations regarding pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate and foreign currency risks, valuations of potential interest rate shifts and foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include our losses related to Hurricanes Katrina, Rita and Wilma exceeding our estimates and the impact of such losses on our reinsurers being greater than our current assessment. Additional important factors that could cause actual events to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4) the failure of any of the loss limitation methods we employ, (5) the effects of emerging claims and coverage issues, (6) the failure of our cedants to adequately evaluate risks, (7) the loss of one or more key executives, (8) a decline in our ratings with rating agencies, (9) loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition, (12) general economic conditions, (13) changes in the political environment of certain countries in which we operate or underwrite business and (14) the other matters set forth under Item 1A, “Risk Factors” included in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.                BUSINESS

As used in this report, references to “we,” “us,” “our” or “the Company” refer to the consolidated operations of AXIS Capital and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited (“AXIS Specialty Bermuda”), AXIS Re Limited (“AXIS Re Ireland”), AXIS Specialty Europe Limited (“AXIS Specialty Ireland”), AXIS Reinsurance Company (“AXIS Re U.S.”), AXIS Specialty Insurance Company (“AXIS Specialty U.S.”), AXIS Surplus Insurance Company (“AXIS Surplus U.S.”), AXIS Insurance Company (“AXIS Insurance U.S.”), AXIS Re Europe and AXIS Specialty London, unless the context suggests otherwise.

General Development & Business

AXIS Capital Holdings Limited (“AXIS Capital”) is the Bermuda-based holding company for the AXIS Group of Companies. Through our various operating subsidiaries, we provide a broad range of insurance and reinsurance products to insureds and reinsureds worldwide with operations in Bermuda, Europe, Singapore and the United States. Our business consists of two distinct global underwriting platforms, AXIS Insurance and AXIS Re.

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

Our Business Strategy

Our long-term business strategy focuses on utilizing our management’s extensive expertise, experience and long-standing market relationships to identify and underwrite attractively priced risks while delivering insurance and reinsurance solutions to our customers. Our underwriters worldwide are focused on constructing a portfolio of risks that effectively utilizes our capital while optimizing the risk-reward characteristics of the portfolio. We exercise disciplined underwriting practices and manage a diverse book of business while we seek to maximize our profitability and generate superior returns on equity. To afford ourselves ample opportunity to construct a portfolio diversified by product and geography that meets our profitability and return objectives, we have implemented organic growth strategies in key markets worldwide.

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

Our short-term strategies conform to our long-term objectives but also reflect changes and opportunities within the global market place. The following is an overview of the insurance and reinsurance market since our first full year of operations in 2002, together with a discussion as to how the Company has evolved during this period.

We were established in late 2001 to take advantage of the significant imbalance that had been created between the demand for insurance and reinsurance and the supply of capacity from adequately capitalized insurers and reinsurers. Pricing and deductibles were increasing dramatically and policy terms and coverages tightening across many specialist lines of business. In a short period of time following our formation, we were able to assemble a diverse portfolio of specialist insurance risks. We also established a property reinsurance portfolio largely comprising worldwide catastrophe exposure. Since our inception, we have focused our efforts on identifying and recruiting talented specialist underwriters and diligently building our infrastructure to access and analyze risks for our global portfolio and to deliver service of the highest quality to our clients.

During 2003, we were able to further diversify our global business by adding select underwriting teams and infrastructure in the U.S. and in Europe. Specifically, we established a meaningful presence in the wholesale insurance market in the U.S., which allowed us to quickly take advantage of favorable market conditions. We also entered the professional lines insurance business through a renewal rights transaction and simultaneous recruitment of an underwriting team from Kemper. The shortage of capacity for U.S. professional lines reinsurance business served as an opportunity for further diversification of our global treaty reinsurance business and establishment of a local presence in the U.S. reinsurance marketplace. By the end of 2003, we had also established a local presence in the Continental European reinsurance marketplace. We have been able to further develop our global catastrophe and property portfolios and diversify into other traditional European treaty reinsurance business including motor liability and credit and bond.

The strong diversity by product and geography we have created over time, coupled with our rigorous underwriting processes, allows us the flexibility to trade from one class of business to another as we see market conditions alter and the ability to focus on overall diversification as we do this. Notably, towards the end of 2005, we were faced with a deteriorating aviation insurance market. As we substantially reduced our participation in the aviation market, we focused more closely on more stable lines, such as professional lines. We continue to selectively add underwriting expertise and broaden our producer relationships to find additional opportunities.

Competition

The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital markets participants offer alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer underwriting submissions, lower premium rates and less favorable policy or contract terms, which could have a material adverse impact on our growth and profitability. Competitive information by segment is included in each of the segment discussions below.

Segment Information

We operate through the following business segments: insurance and reinsurance. Our insurance segment is further divided into two sub-segments: global insurance and U.S. insurance. We evaluate the performance of our segments based on underwriting results. Many of our lines of business have loss experience characterized as low frequency and high severity, which may result in volatility in our segments’ operating results and cash flows. We do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of the investment portfolio. Financial data relating to our segments is included in our Consolidated Financial Statements presented under Item 8 of this report.

The following discussion of the Company’s business segments is organized as follows: (i) lines of business; (ii) methods of distribution; (iii) underwriting and risk management; (iv) ceded reinsurance; and (v) competition.

Insurance Segment

Lines of business

Following are the lines of business in our global insurance sub-segment:

•       Property:   provides physical damage and business interruption coverage for industrial properties and physical damage, business interruption and liability coverage for onshore energy property and operations. Coverage relates to both catastrophic and non-catastrophic events.

•       Marine:   provides coverage for hull, liability, cargo and specie and recreational marine risks. These risks include property damage or physical loss to ships, pollution damage caused by vessels on a sudden and accidental basis and protection for general cargo and the contents of armored cars, vaults, exhibitions and museums. This line of business also provides physical damage, business interruption and liability coverage for offshore energy property and operations.

•       Terrorism and war risk:   includes coverage for physical damage and associated business interruption of an insured following an act of terrorism and specific war coverage for the interests not otherwise covered in our aviation and marine hull and liability business.

•       Aviation and aerospace:   primarily includes hull and liability coverage for passenger and cargo airlines and privately owned aircraft, select aviation product liability coverage, and to a much lesser extent, physical damage coverage on satellite launches and satellite liability.

•       Political risk:   generally provides protection against sovereign default or sovereign actions resulting in impairment of cross-border investments for banks and major corporations. It also provides protection on structured credit based transactions where lenders seek to mitigate some of the non-payment risk of their borrowers.

•       Professional lines and other specialty:   primarily consist of directors’ and officers’ and errors and omissions liability coverage.

For the majority of our global insurance business, gross premiums are written throughout the year. Exceptions to this are the business written in our aviation and aviation war accounts, which is predominantly written in the last quarter of the calendar year, and our property business for which two significant renewal dates are April 1 and July 1. In addition, the timing of the premiums that we write for our political risk business is variable. Customers in global insurance include major companies in the airline, banking, multimedia and natural resources industries. During 2006, no customer accounted for more than 10% of gross premiums written within global insurance.

Following are the lines of business in our U.S. insurance sub-segment:

•       Property:   provides coverage for physical damage and business interruption primarily with respect to commercial properties. The book consists of both primary and excess risks, some of which are catastrophe-exposed.

•       Professional lines:   primarily consists of coverage for directors’ and officers’ liability, errors and omissions liability and employment practices liability.

•       Liability:   primarily targets casualty risks in the U.S. excess and surplus lines markets. Target classes include mercantile, manufacturing and building/premises, with particular emphasis on commercial and consumer products, commercial construction and miscellaneous general liability.

•       Other specialty:   primarily provides employee medical coverage for self-insured, small and medium sized employers for losses in excess of a retention.

For the majority of our U.S insurance business, gross premiums are written throughout the year, however, for our primary property business two significant renewal dates are April 1 and July 1. Many of the property and casualty insurance products are for non-standard and complex risks. U.S. insurance has the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted basis, or surplus lines basis, with flexibility in forms and rates as these are not filed with state regulators. Having access to non-admitted carriers provides the pricing flexibility needed to write non-standard coverage. During 2006, no customer accounted for more than 10% of gross premiums written within U.S. insurance.

Methods of Distribution

Our global insurance sub-segment operates from offices based in Bermuda and Europe and provides specialty lines coverage predominantly through the London broker network and intermediaries. Our U.S. insurance sub-segment operates from offices throughout the U.S. and provides coverage through a variety of channels in the U.S.

We produce our business primarily though insurance brokers worldwide, who receive brokerage fees upfront. In addition to using brokers, some insurance products are also distributed through managing general agents and underwriters. Our management and underwriting team have longstanding relationships with key insurance brokers, such as Marsh, Inc., Aon Corporation and Willis Group Holdings Ltd.

Gross premiums written by broker, shown individually where premiums are 10% or more of the total, were as follows:

	Year ended December 31
	2006		2005		2004
	(In thousands)
Marsh	$340,976	16.5%	$385,489	20.6%	$533,037	27.8%
Aon	311,138	15.0%	256,729	13.7%	337,293	17.6%
Willis	224,842	10.9%	189,702	10.1%	221,757	11.6%
Other brokers	915,437	44.2%	798,065	42.6%	719,598	37.4%
Managing general agencies and underwriters, and direct	278,074	13.4%	245,032	13.0%	107,878	5.6%
Total gross premiums written	$2,070,467	100.0%	$1,875,017	100.0%	$1,919,563	100.0%

Underwriting and Risk Management

“Submit.AXIS” is a unique, web-based policy submission system that we developed for our global insurance sub-segment. Developed in late 2001 for brokers in the London market and enhanced in 2003, Submit.AXIS allows brokers to provide details of a policy submission via the Internet so that our underwriters may review online submission details and relevant policy documentation. The system provides local and group management with submissions information, acts as a repository for documentation, assists with market intelligence, assists with global clearance, and enables local and international peer review. Although we have been taking submissions electronically since inception, the London market has began a number of initiatives which will eventually allow for full electronic submission and placement across the industry. We are working closely with the key London brokers and several of the key IT/support firms to actively support these projects.

Since 2005, we have developed our “Underwriter Workstation” in U.S. insurance, which acts as the workbench tool for underwriters for all lines of business in the segment. This system contains a submission module, clearance function, captures all underwriting details and interfaces in real-time with our cash & billing system. The Underwriter Workstation assists with core pricing and underwriting processes and provides a consistent data feed to our underwriting accounting system. The system allows for complete and consistent data capture and issues quotes and binders.

For our global insurance sub-segment, internal underwriting controls are exercised through a “senior peer review panel” comprised of several senior underwriters within this sub-segment. Proposal details for each risk we consider underwriting reside in Submit.AXIS and can be reviewed by all underwriting staff. For some lines of business in this segment, we have developed strict guidelines and risks can be bound within those guidelines, subject to peer review by a team of underwriters. For the vast majority of our business and for any exceptions to the guidelines discussed above, risks are peer reviewed by the “senior peer review panel” on a daily basis by means of Submit.AXIS and a daily conference call. A daily conference call log is maintained of all the risks discussed and this, together with a daily underwriting log of all risks written within each underwriting office, is reviewed and approved regularly by the “senior peer review panel”.

Our U.S. insurance sub-segment also has a review process in place. Due to the large number of submissions received and the generally smaller net retentions on this business, we use a modified peer review process whereby every account is reviewed by two or more underwriters before a risk is bound and only risks that have the approval of a senior officer are bound. Depending upon the risk’s characteristics and our underwriting guidelines, the risk may also be reviewed by a senior underwriting panel.

We use a variety of proprietary and commercially available tools to quantify and monitor the various risks that we accept as a company. Our proprietary systems include those for modeling risks associated with property catastrophe, terrorism risks, and various casualty and specialty pricing models as well as our proprietary portfolio risk model. With respect to the catastrophe-exposures, we utilize Risklink version 6.0. licensed by Risk Management Solutions (“RMS”) to price and to accumulate individual risks for our commercial property and onshore energy books. This analysis is then combined with the analyses of our reinsurance segment to monitor group-wide aggregate exposures. For terrorism perils, we use the RMS Probabilistic Terrorism Model as well as a tool developed by RMS to measure accumulations around select targets on a deterministic basis. To price and accumulate our offshore energy business in our global insurance sub-segment, a modeling tool licensed by RMS is used as a component of our analyses of this business. Due to limitations on the modeling of offshore energy exposures, significant underwriting judgment is also required.

With respect to the non-catastrophe exposed business in our U.S. insurance sub-segment, we generally analyze specialty insurance contracts using a variety of rating models. Where applicable, our models draw upon industry information, including historical trend, loss development and settlement patterns, claim frequency, claim severity, and pricing information licensed from Insurance Services Office, Inc. (“ISO”), AMS-Rackley, Institutional Shareholders Services, and Advisen Ltd.

In addition to the above technical and analytical practices, our underwriters use a variety of factors, including specific contract terms and diversification of risk by geography and type of risk, to manage our exposure to loss. Substantially all business written is subject to aggregate limits in addition to event limits.

Ceded Reinsurance

Our insurance segment purchases treaty and facultative reinsurance to reduce exposure to large losses or a series of large losses. Facultative reinsurance provides for all or a portion of the insurance provided by a single policy and each policy reinsured is individually negotiated. Treaty reinsurance provides for a specified type or category of risks. Our reinsurance agreements are written on either an excess of loss or quota share basis. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. This excess point can be based on the size of an industry loss or a fixed monetary amount. These covers can be purchased on a package policy basis, which provide cover for a number of lines of business within one contract. Quota share covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss expenses from reinsurers. We remain liable to the extent that reinsurers do not meet their obligations under these agreements.

In late 2006 we created a new integrated Ceded Reinsurance Unit within our insurance segment that coordinates our reinsurance purchasing activities to improve efficiency and consistency and take advantage of any new opportunities in the marketplace.

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

Competition

In our global and U.S. insurance sub-segments, where competition tends to be focused more on availability, service and considerations other than price, we compete with insurers that provide property and casualty based lines of insurance such as: ACE Limited, Allianz Group, Allied World Assurance Company, Ltd., American International Group, Inc., Berkshire Hathaway, Inc., Chubb Corporation, Factory Mutual Insurance Company,, Lloyd’s of London, Munich Re Group, Swiss Reinsurance Company, Zurich Financial Services and XL Capital Ltd. We believe we achieve a competitive advantage through the strategic and operational linking of our global insurance and U.S insurance sub-segments, which allows us to design our insurance programs on a global basis in alignment with the global needs of many of our clients.

Reinsurance

Lines of Business

The following are our lines of business we write on both a treaty and facultative basis in our reinsurance segment:

•       Catastrophe:   provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients which is principally property exposure. This business also consists of contracts covering non-property exposures, including workers compensation, personal accident and life. The principal perils in this portfolio are hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril.

•       Property:   includes reinsurance written on both a pro rata and a per risk basis and covers underlying personal lines and commercial property exposures. Property pro rata treaty reinsurance covers a cedent’s aggregate losses from all events in the covered period on a proportional basis. Property per risk treaty reinsurance reinsures a portfolio of particular property risks of ceding companies on an excess of loss basis.

•       Professional Liability:   covers directors’ and officers’ liability, employment practices liability, medical malpractice and miscellaneous errors and omissions insurance risks.

•       Credit and Bond:   consists principally of reinsurance of trade credit insurance products and includes both proportional and excess-of loss structures. The underlying insurance indemnifies sellers of goods and services against a payment default by the buyer of those goods and services. Also included in this book is coverage for ceding insurers against losses arising from a broad array of surety bonds issued by bond insurers principally to satisfy regulatory demands in a variety of jurisdictions around the world, but predominantly in Europe.

•       Motor:   provides coverage to insurers for motor liability losses arising out of any one occurrence. The occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence.

•       Liability:   provides coverage to insurers of standard casualty lines, including auto liability, general liability, personal and commercial umbrella and workers’ compensation.

•       Other:   includes aviation, engineering, marine, personal accident and crop reinsurance.

During 2006, no customer accounted for more than 10% of gross premiums written within our reinsurance segment.

Methods of Distribution

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

We produce our business primarily though brokers worldwide, who receive brokerage fees upfront. Our management and underwriting team have longstanding relationships with key reinsurance brokers, such as Marsh, Inc, including its subsidiary, Guy Carpenter Company, Inc, Aon Corporation, Willis Group Holdings Ltd., and Benfield Group and with many ceding companies.

Gross premiums written by broker, shown individually where premiums are 10% or more of the total, were as follows:

	Year ended December 31
	2006		2005		2004
	(In thousands)
Marsh	$548,016	35.6%	$566,440	37.3%	$376,245	34.4%
Aon	313,766	20.4%	274,418	18.1%	245,743	22.5%
Benfield	233,880	15.2%	186,177	12.3%	153,542	14.1%
Other brokers	390,671	25.4%	387,604	25.4%	293,371	26.8%
Managing general agencies and underwriters, and direct	52,236	3.4%	104,229	6.9%	23,847	2.2%
Total gross premiums written	$1,538,569	100.0%	$1,518,868	100.0%	$1,092,748	100.0%

Underwriting and Risk Management

All risks in our reinsurance segment are reviewed by a senior underwriter. If the risk meets our internal guidelines for exposure and profitability, it is referred for further analysis to one of three executive officers who coordinate our reinsurance underwriting activities in Bermuda, the U.S. and Europe. Following approval by one of these three executives, contracts presenting significant exposures or with liability exposure are made available for review by at least one of the three executive officers in our reinsurance segment or the Company’s Chief Executive Officer for final comments. In every case, the review process is completed before we commit contractually.

Additionally, for catastrophe exposures, we ensure that pricing methodology is consistent and appropriate throughout the segment through the use of proprietary rating and accumulation tools, underwriting authority limits and frequent communication. All business is rated using the same basic risk measurement standards to ensure consistency within the segment. All offers, quotes and bound lines are circulated daily to the senior reinsurance underwriters within the segment to allow for feedback and commentary. This process ensures that the knowledge base and experience of the segment is available to all underwriters to supplement the technology that we use to price our business.

We use a variety of proprietary and commercially available tools to quantify and monitor the various risks that we accept as a company. Our proprietary systems include those for modeling risks associated with property catastrophe, workers’ compensation, terrorism risks, and various casualty and specialty pricing models as well as our proprietary portfolio risk model. For the analysis of our catastrophe-exposed business, we use four natural catastrophe modeling tools (Risklink version 6.0 licensed by RMS, Classic/2 and CATRADER version 7.5 licensed by AIR and WORLDCAT Enterprise licensed by Eqecat). For the analysis of terrorism perils, we license the RMS Probabilistic Terrorism Model. In addition, we have developed an internal proprietary application, the “Reinsurance Work Station”, (“RWS”), which allows us to track the results from each of these models for both pricing and accumulation purposes. For our underwriters focused on property reinsurance business, the system supports pricing and aggregation and interfaces with the catastrophe models used by our underwriters. From this base, we have expanded the system to address non-property business written worldwide by AXIS Re and this enhancement is currently used in our Continental European reinsurance operations. RWS will eventually serve as the sole underwriting application used by all lines of business within our Reinsurance segment. Our modeling system (including an aggregate exposure management tool) allows the underwriting team, in conjunction with the actuarial team, to analyze risk exposure on a per peril (for example, fire, flood, earthquake) and a geographic basis. If a program meets our underwriting criteria, the proposal is evaluated in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.

For our property pro rata business, we use a combination of actuarial techniques and catastrophe modeling. We use actuarial techniques to examine our ceding companies’ underwriting results as well as the underwriting results from the companies with comparable books of business and pertinent industry results. In our property per risk business, we rely almost exclusively on actuarial techniques. Although per risk treaties may include exposure to natural perils, catastrophe modeling systems are generally not used largely because the cedents do not generally provide location level information that will allow accurate measurement of exposure to per risk treaty structures. To minimize this impact, we generally participate in middle to upper layers where the natural catastrophe element of exposure is minimized.

For our non-property medium and long-tail reinsurance business in the U.S., we use standard experience rating and exposure rating pricing models. The pricing parameters in these models are drawn from a number of industry sources (ISO, National Council on Compensation Insurance, Inc., Cornerstone Research, Jury Verdict Data, and the National Practitioners Data Bank) and are supplemented with information compiled from clients’ submissions.

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

Competition

In our reinsurance segment where competition tends to be focused on availability, service, financial strength and considerations other than price, we compete with reinsurers that provide property and casualty based lines of reinsurance such as: ACE Limited, Arch Capital Group Ltd., Allied World Assurance Company, Ltd, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., General Re Corporation., Hannover Re Group, Harbor Point Ltd., IPCRe Limited, Lloyd’s of London, Max Re Corporation, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., QBE Re Ltd., Renaissance Re Holdings Ltd., Signet Star Re, LLC, SCOR Group, Swiss Reinsurance Company, Transatlantic Holdings Inc. and XL Capital Ltd. We believe we achieve a competitive advantage through our technical expertise that allows us to respond quickly to customer needs and provide quality and innovative underwriting solutions. In addition, our customers highly value our exemplary service, strong capitalization and financial strength ratings.

Technology

We have developed a number of sophisticated technology platforms to support our underwriting activities worldwide. We believe our use of technology and our business model allows us to maintain a low-cost infrastructure and efficient underwriting operations. In addition, we believe our technologies provide us with competitive advantages as we seek to improve our relationships with our customers, provide enhanced levels of customer service and optimize our internal decision making process.

Management’s directive to our information technology department is to implement a technology platform to support efficiency, facilitate a dynamic and opportunistic business plan and, therefore, sustain competitive advantage. To achieve this, the department works to provide scalable platforms supporting growth while ensuring reliability, redundancy and failover. Critical in the development of these platforms are the efficient receipt, processing and transmission of information from and between business partners, clients, employees and management.

In 2006, we continued to improve the overall capacity, reliability and recoverability of our global network infrastructure. We completed an overhaul of our global email environment to accommodate growth and improve capabilities. We also updated our WAN and LAN infrastructure to accommodate greater data capacity for our critical business applications. We successfully completed multiple disaster recovery tests of key office locations.

We are committed to identifying and deploying technologies that enhance our processing and underwriting capabilities and simultaneously enable us to realize additional operating efficiencies.

Claims Management

We have claims teams located in Bermuda, Europe and the United States. Our claims teams provide global coverage and claims support for the insurance and reinsurance business we write. The role of our claims units is to investigate, evaluate and pay claims efficiently. We have implemented claims handling guidelines and claims reporting and control procedures in all of our claims units. To ensure that claims are handled and reported in accordance with these guidelines, all claims matters are reviewed during a weekly claims meeting. The minutes from each meeting are also circulated to our underwriters, senior management and our independent actuaries. To maintain communication between underwriting and claims teams, claims personnel regularly report at underwriting meetings and frequently attend client meetings.

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

Reserves

We establish reserves for losses and loss expenses that arise from our insurance and reinsurance products. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims that have occurred at or before the balance sheet date, whether already known or not yet reported. Our loss reserves are established based upon our estimate of the total cost of claims that were reported to us but not yet paid, (“case reserves”), the costs of additional case reserves on claims reported to us but not considered to be adequately reserved (“ACR”), and the anticipated cost of claims incurred but not yet reported to us (“IBNR”). For a discussion of the methods used to establish our ultimate claim liabilities refer to Item 7, Critical Accounting Estimates—Reserve for losses and loss expenses.

The following table shows the subsequent development of the estimated year-end liability for net unpaid loss and loss expenses since our inception. The “cumulative redundancy” represents the aggregate change with respect to that liability originally estimated. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. Conditions and trends that affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to anticipate future redundancies or deficiencies based on historical experience.

	Year ended December 31
	2001	2002	2003	2004	2005	2006
	(in thousands)
Gross reserve for losses and loss expenses	$963	$215,934	$992,846	$2,404,560	$4,743,338	$5,015,113
Reinsurance recoverable	—	(1,703)	(124,899)	(596,299)	(1,518,110)	(1,359,154)
Net losses and loss expenses reserve	963	214,231	867,947	1,808,261	3,225,228	3,655,959
Net reserves reestimated as of:
1 Year later	$165	$158,443	$686,235	$1,425,265	$3,008,692
2 Years later	165	141,290	539,110	1,147,866
3 Years later	165	109,711	434,221
4 Years later	196	97,981
5 Years later	196
Cumulative redundancy	767	116,250	433,726	660,395	216,536
Cumulative Net Paid Losses
1 Year later	$15	$46,096	$113,024	$333,543	$898,562
2 Years later	125	55,437	175,235	475,721
3 Years later	165	73,647	210,100
4 Years later	196	69,118
5 Years later	196

For an analysis of paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending losses and loss expense reserves for 2006, 2005 and 2004 together with information regarding the development of prior year loss reserve estimates refer to Note 7 of the Consolidated Financial Statements included in Item 8 of this report.

Cash and Investments

The table below shows our portfolio of investments and cash and cash equivalents:

	At December 31
	2006		2005
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
U.S. government and agency securities	$1,190,700	$1,177,911	$1,589,640	$1,572,411
Non U.S. government securities	146,847	153,258	143,534	137,496
Corporate debt securities	1,423,146	1,418,553	1,236,928	1,219,878
Mortgage-backed securities	2,896,362	2,868,578	2,466,324	2,433,649
Asset-backed securities	540,118	538,350	295,043	291,824
Municipals	377,076	376,073	359,529	357,167
Total Fixed Maturities	6,574,249	6,532,723	6,090,998	6,012,425
Cash at investment managers, net of unsettled trades	811,295	811,295	197,604	197,604
Total Invested Assets	7,385,544	7,344,018	6,288,602	6,210,029
Other cash and cash equivalents	1,115,807	1,115,807	1,083,310	1,083,310
Total Cash and Fixed Maturities	$8,501,351	$8,459,825	$7,371,912	$7,293,339
Other Investments		1,130,664		409,504
Total cash and invesments		$9,590,489		$7,702,843

Our current investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high quality, diversified portfolio. In this regard, at December 31, 2006 and 2005, our investment portfolio consisted primarily of fixed income securities and cash and cash equivalents. A significant portion of our fixed income securities and cash provide liquidity to settle claims which arise from our operations and as such, at December 31, 2006 and 2005, all of the fixed income securities were investment grade with 84.1% and 82.1%, respectively, rated AA- or better, with an overall weighted average rating of AA+, based on ratings assigned by Standard & Poor’s. Our investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Within this fixed income portfolio, we attempt to limit our credit exposure by purchasing fixed income investments rated BBB- or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At December 31, 2006 and 2005, we did not have an aggregate exposure to any single issuer of 10% of more of our shareholders’ equity, other than with respect to U.S. government and agency securities.

The current duration target range for our investment portfolios is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to use investment performance benchmarks that reflect this duration target. Management periodically revises these investment benchmarks based on business and economic factors, including the average duration of our potential liabilities. At December 31, 2006 and 2005, our invested assets (assets under management by external investment managers) had an approximate average duration of 3.0 years. When incorporating our operating cash into this calculation, the average duration at December 31, 2006 and 2005 is reduced to 2.6 years.

The finance committee of our board of directors establishes our investment policies and creates guidelines for external investment managers. Management implements the investment strategy with the assistance of those external managers. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio and include limitations on the size of some holdings as well as restrictions on purchasing some types of securities.

Beginning in 2004, we began to allocate funds to our other investments portfolio as part of a diversification program. These funds represent a portion of our capital and are invested to maximize investment returns within a defined level of risk over a longer period of time, while reducing the correlation of returns with those from US high grade fixed income securities. The finance committee of our board of directors review each of these investments made to ensure they are within our approved strategic and tactical asset allocation targets. Other investments portfolio consists of collateralized loan obligations (“CLOs”), investment funds (such as short duration high yield fund, credit funds, and fund of hedge funds) and life settlement contracts. We account for other investments at fair value (see Item 7, Critical Accounting Estimates—Other Investments). The table below summarizes the fair values of other investments:

	At December 31
	2006	2005
	(in thousands)
Life settlement contracts	$377,767	$—
Collateralized loan obligations	263,621	192,986
Fund of hedge funds	235,377	106,077
Credit funds	156,337	48,897
Short duration high yield fund	97,562	61,544
Total	$1,130,664	$409,504

For additional information regarding the investment portfolio, including analysis of sector, rating and maturity distributions, refer to Note 6 of the Consolidated Financial Statements, included in Item 8. For information on the performance of our investment portfolio in 2006, 2005 and 2004, refer to Item 7 of this report.

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including ourselves. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (extremely strong) to “R” (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from “A++” (superior) to “F” (in liquidation). Moody’s Investors Service maintains a letter scale rating from “Aaa” (exceptional) to “NP” (not prime). Our insurance subsidiaries have been rated “A” (strong) by Standard & Poor’s, which is the sixth highest of twenty-one rating levels, and “A” (excellent) by A.M. Best, which is the third highest of fifteen rating levels. AXIS Specialty Bermuda, AXIS Re Ireland and AXIS Re U.S. are rated “A2” (good) by Moody’s Investors Service, which is the sixth highest of 21 ratings. The objective of these ratings systems is to assist policyholders and to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. In addition, our $500 million of senior notes were assigned a senior unsecured debt rating of Baa1 (stable) by Moody’s Investors Service and BBB+ (stable) by Standard & Poor’s. Our Series A and B preferred shares are rated Baa3 (stable) by Moody’s Investors Service and BBB- by Standard and Poor’s. These ratings are subject to periodic review by, and may be revised downward or revoked, at the sole discretion of the rating agencies.

Administration

We outsource a number of functions to third parties that can provide levels of service/expertise in a more cost-efficient manner than we could replicate internally. In certain areas this also provides us with the flexibility to adjust quickly our administrative infrastructure and costs in response to changing market conditions. Functions that we outsource or partially outsource include, but are not limited to the following:

•       bulk contract processing and administration;

•       actuarial (reserving) services;

•       internal audit and Sarbanes-Oxley 404 management testing;

•       investment accounting services; and

•       claims processing.

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

Shareholder Controllers

Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of the common shares of AXIS Capital must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of common shares in AXIS Capital and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offence.

For so long as AXIS Capital has as a subsidiary an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10 percent or more of the its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in AXIS Capital and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offence.

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

Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of securities of a Bermuda exempted company. The BMA has issued its permission for the free transferability of our securities, as long as our shares are listed on the New York Stock Exchange or other appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and up to 20% of the common shares to and among persons who are residents of Bermuda for exchange control purposes. Any other transfers remain subject to approval by the BMA.

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

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the duration of work permits to between six and nine years, with specified exemptions for “key” employees. In March 2004, the Bermuda government announced an amendment to the immigration policy which expanded the categories of occupations recognized by the government as “key” and for which businesses are eligible to apply for holders of jobs in those categories to be exempt from the six to nine year term limits. The categories include senior executives (chief executive officers, presidents through vice presidents), managers with global responsibility, senior financial posts (treasurers, chief financial officers through controllers, specialized qualified accountants, quantitative modeling analysts), certain legal professionals (general counsels, specialist attorneys, qualified legal librarians and knowledge managers), senior insurance professionals (senior underwriters, senior claims adjustors), experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers/managers. All executive officers who work in our Bermuda office that require work permits have obtained them.

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

Connecticut.   Under Connecticut law, AXIS Specialty U.S. may not pay a dividend or make a distribution that exceeds the greater of 10% of AXIS Specialty U.S. statutory surplus as of December 31 of the preceding year, or the net income of AXIS Specialty U.S. for the twelve-month period ending December 31of the preceding year, without the prior approval of the Connecticut Insurance Commissioner unless thirty days have passed after receipt by the Insurance Commissioner of notice of such payment without the Insurance Commissioner having disapproved of such payment. In addition, AXIS Specialty U.S. must report for informational purposes to the Insurance Commissioner all dividends and other distributions to security holders following the declaration and prior to payment. Connecticut only permits a dividend to be declared or distributed, either out of earned surplus or with prior regulatory approval.

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

The dividend limitations imposed by the state laws are based on the statutory financial results of the respective AXIS U.S. Subsidiaries determined by using SAP, which differ in some respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition costs, investment valuation and deferred income taxes.

Risk-Based Capital Regulations

Connecticut and Illinois require that each domestic insurer report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk and insurance risk. Insurance risk takes into consideration that pricing may not be adequate and that loss reserves held might develop adversely. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit financial regulator authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. The New York Insurance Department requires domestic property and casualty insurers to report their risk-based capital. A bill is pending before the New York state legislature that would codify this regulatory requirement. Each of AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus U.S. and AXIS Insurance U.S. have risk-based capital in excess of the required levels.

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

Ireland

AXIS Specialty Ireland

AXIS Specialty Ireland is a non-life insurance company incorporated under the laws of Ireland. AXIS Specialty Ireland is subject to the regulation and supervision of the Irish Financial Services Regulatory Authority (the “Irish Financial Regulator”) pursuant to the Irish Insurance Acts 1909 to 2000, regulations relating to insurance business and the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004 (together, the “the Insurance Acts and Regulations”). AXIS Specialty Ireland is authorized to undertake the business of non-life insurance in various classes of business.

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

European Passport.   Ireland is a member of the European Economic Area (the “EEA”), which comprises each of the countries of the European Union (the “EU”) and some additional countries. Ireland has adopted the EU’s Third Non-Life Insurance Directive (92/49/EEC) into Irish law. This directive introduced a single system for the authorization and financial supervision of non-life insurance companies by their home member state. Under this system, AXIS Specialty Ireland (as an Irish authorized insurance company) is permitted to carry on insurance business in any other EEA member state by way of freedom to provide services, on the basis that it has notified the Irish Financial Regulator of its intention to do so and subject to complying with such conditions as may be laid down by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the “general good”.

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

AXIS Re Ireland

AXIS Re Ireland is a reinsurance company incorporated under the laws of Ireland and is subject to the regulation and supervision of the Irish Financial Regulator.

The European Communities (Reinsurance) Regulations 2006 (the “Regulations”) came into effect on July 15, 2006 and Ireland thereby became the first EU member state to implement the European

Reinsurance Directive (the “Reinsurance Directive”). The Regulations introduce a comprehensive framework for the authorization and supervision of reinsurers in Ireland for the first time.

The Reinsurance Directive provides for a single passport system within Europe for reinsurers similar to that which currently applies to direct insurers. The Reinsurance Directive provides that the authorization and supervision of European reinsurers is the responsibility of the EU member where the head office of the relevant reinsurer is located (known as the “home state”). Once authorized in its home state, a reinsurer is automatically entitled to conduct reinsurance business in all EU member states under the principles of freedom of establishment and freedom to provide services. The Directive provides that the financial supervision of a reinsurer, including that of the business it carries on in other member states, either through branches or under the freedom to provide services, is the sole responsibility of the home state.

Reinsurers are required to maintain assets covering technical reserves and, in the case of credit reinsurers, equalization reserves. Reinsurers are also required to maintain a solvency margin of assets free of any foreseeable liabilities. In the case of a reinsurer such as AXIS Re Ireland, the required solvency margin is the higher of a premium basis or a claims basis calculation as set out in the Regulations. The Irish Financial Regulator will be encouraging companies to have a solvency margin of at least 150% of the figure calculated in accordance with the Regulations. If a reinsurer falls below 150% of the required solvency margin, it will be required to engage in discussions with the Irish Financial Regulator and may have to report to the Irish Financial Regulator more frequently than would otherwise be the case. Reinsurers are also required to maintain a minimum guarantee fund, which must contain funds equivalent to at least one-third of the reinsurer’s required solvency margin and, for reinsurers such as AXIS Re Ireland, must not be less than EUR 3,000,000.

All Irish reinsurers established before December 10, 2005 (including AXIS Re Ireland) are deemed to be authorized under the Regulations, subject to complying with certain requirements not later than December 10, 2007. The Irish Financial Regulator requested all such non-life reinsurers to submit a statement of compliance by June 30, 2006 on the basis of their most recent audited financial statements and AXIS Re Ireland duly filed such a compliance statement.

In addition, the Regulations require that anyone acquiring or disposing of a direct or indirect holding in an Irish authorized reinsurance company (such as AXIS Re Ireland) that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company, or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Financial Regulator of their intention to do so. The Regulations also require any Irish authorized reinsurance company that becomes aware of any acquisitions or disposals of its capital involving the specified levels to notify the Irish Financial Regulator. The specified levels are 20%, 33% and 50% or such other level of ownership that results in the company becoming the acquiror’s subsidiary within the meaning of the Regulations. The Irish Financial Regulator has three months from the date of submission of a notification within which to oppose the proposed transaction on certain specified grounds.

Other Irish Law Considerations.   As each of AXIS Specialty Ireland, AXIS Re Ireland and AXIS Ireland Holdings are companies which are incorporated in Ireland and which carry on business in Ireland, they are subject to the laws and regulations of Ireland. Some of the applicable restrictions and obligations contained in the Irish Companies Acts, 1963 to 2006 (the “Companies Acts”) are as follows:

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

United Kingdom

Under United Kingdom law, a company may only transact insurance and/or reinsurance business upon authorization. AXIS Specialty Bermuda, AXIS Re Ireland and AXIS Specialty Ireland are not authorized to transact insurance and/or reinsurance business in the United Kingdom, except as otherwise described above in “Ireland—AXIS Specialty Ireland—European Passport”. AXIS Specialty Ireland has established a branch office in the United Kingdom that allows it to transact business in the United Kingdom.

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

Employees

As of February 23, 2007 we had 570 employees. We believe that our employee relations are excellent. None of our employees is subject to a collective bargaining agreement.

Available Information

We file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as us) and the address of that site is (http://www.sec.gov). Our common shares are traded on the NYSE with the symbol “AXS” and you can review similar information concerning us at the office of the NYSE at 20 Broad Street, New York, New York, 10005.

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

Current copies of the Charter for each of our Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee, Finance Committee and Executive Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct, are available on our Internet website and are available, without charge, in print to any shareholder who requests it by contacting the Company’s Secretary at 92 Pitts Bay Road, Pembroke, Bermuda, HM 08.

ITEM 1A.        RISK FACTORS

Risks Related to the Company

Our business, results of operations and financial condition could be materially adversely affected by adverse development of losses related to Hurricanes Katrina, Rita and Wilma.

We have substantial exposure to losses resulting from natural disasters, including hurricanes. During the third and fourth quarters of 2005, Hurricanes Katrina, Rita and Wilma caused significant destruction in the Gulf Coast region of the United States. For the year ended December 31, 2005, our estimate of net losses and loss expenses from these hurricanes was $1,019.1 million. During 2006, we strengthened our estimate of our ultimate liability by a further $105.0 million to $1,124.1 million. At December 31, 2006, $767.0 million, or 68.2%, of our total estimate represented net paid losses. Our estimate of the ultimate net losses and loss expenses for our insurance and reinsurance segments was derived from a combination of the review of in-force contracts and loss information from our clients, brokers and loss adjusters. If our actual losses from these hurricanes are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.

Credit agency ratings of our insurance companies and our securities have become an increasingly important factor in maintaining the competitive position of our insurance and reinsurance companies and are also important in establishing the market value of our securities. Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agencies. If our losses from Hurricanes Katrina, Rita or Wilma materially exceed our estimates, or if additional large loss events occur, our ratings could be revised downward or revoked, which could result in a substantial loss of business and a reduction in the market value of our securities. See below, “Our operating subsidiaries are rated by rating agencies and a decline in these ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.”

We purchase reinsurance for our insurance and reinsurance operations in order to mitigate the volatility of losses upon our financial results. The occurrence of additional large loss events could reduce the reinsurance coverage that is available to us and could weaken the financial condition of our reinsurers, which could have a material adverse effect on our results of operations. See below “If we choose to purchase reinsurance, we may be unable to do so, and if we successfully purchase reinsurance, we may be unable to collect.”

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. One example of an emerging claims and coverage issue is whether some of the substantial losses from recent hurricanes are the result of storm surge, which is sometimes covered by insurance, or flood, which is generally not covered. Another example of an emerging coverage and claims issue is larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance.

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

Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. We do not maintain key man life insurance policies with respect to our employees, except for our Chief Executive Officer and President, John R. Charman. On February 6, 2006, Mr. Charman informed us that he intends to retire on December 31, 2008. There can be no assurance, however, that the Company will be successful in identifying, hiring or retaining successors on terms acceptable to the Company or on any terms.

Under Bermuda law, non-Bermudians, with some limited exceptions, may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government only upon showing that, after proper public advertisement in most cases, no Bermudian or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the duration of work permits to between six and nine years, with specified exemptions for “key” employees. In March 2004, the Bermuda government announced an amendment to the immigration policy which expanded the categories of occupations recognized by the government as “key” and for which businesses are eligible to apply for holders of jobs in those categories to be exempt from the six to nine year term limits. The categories include senior executives (chief executive officers, presidents through vice presidents), managers with global responsibility, senior financial posts (treasurers, chief financial officers through controllers, specialized qualified accountants, quantitative modeling analysts), certain legal professionals (general counsels, specialist attorneys, qualified legal librarians and knowledge managers), senior insurance professionals (senior underwriters, senior claims adjustors), experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers/managers. All executive officers who work in our Bermuda office that require work permits have obtained them.

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

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh Inc, including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation and Willis Group Holdings Ltd., provided a total of 52.1% of our gross premiums written during 2006. These brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business. For further information on the concentration of our brokers refer to Item 8, Note 11 b) of the Consolidated Financial Statements.

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

Our funds are invested by several professional investment advisory management firms under the direction of our management in accordance with investment guidelines set by us. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover the liabilities. Investment losses could significantly decrease our asset base, thereby affecting our ability to conduct business. During 2006, $381.4 million, or 12.4% of our total revenues, was derived from our invested assets. This represented 41.2% of our net income available to common shareholders.

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

In addition, our fixed investment portfolio includes mortgage-backed securities. As of December 31, 2006, mortgage-backed securities constituted approximately 29.9% of our cash and invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of increasing interest rates, these investments are exposed to extension risk, which occurs when the holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

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

Our functional currency is the U.S. dollar. However, a portion of our gross premiums are written in currencies other than the U.S. dollar. A portion of our loss reserves and investments are also in non-U.S. currencies. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results.

From time to time, we may purchase instruments to hedge our currency exposure and alleviate our potential exposure to volatility in foreign exchange losses. We currently are not aware of any material exposures to loss payments that will be paid in non-U.S. currencies. We intend to consider the use of additional hedges when we are advised of known or probable significant losses that will be paid in non-U.S. currencies. However, it is possible that we will not successfully structure those hedges so as to effectively manage these risks.

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

AXIS U.S. Subsidiaries.   AXIS Re U.S. is organized in New York and is licensed to write certain lines of insurance and reinsurance in New York and elsewhere throughout the United States. AXIS Insurance

U.S. is organized in Illinois and is licensed to write certain lines of insurance and reinsurance in Illinois and elsewhere throughout the United States, except for California and New Hampshire. AXIS Specialty U.S. is organized and licensed to write certain lines of insurance in Connecticut and AXIS Surplus U.S. is organized and licensed to write certain lines of insurance in Illinois, and both are eligible to write certain lines of insurance in other U.S. jurisdictions on an excess or surplus lines basis (AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus U.S. and AXIS Insurance U.S. are collectively referred to as the “AXIS U.S. Subsidiaries”). The AXIS U.S. Subsidiaries are subject to the laws and regulations of their respective states of domicile and other jurisdictions in which they are licensed or otherwise eligible to engage in business. These laws and regulations subject some affiliate transactions between such entities and other members of our holding company system to regulatory authority and require them to maintain minimum levels of capital, surplus and liquidity and comply with applicable risk-based capital requirements. In addition, they impose restrictions on the payment of dividends and distributions and in some cases require them to file insurance premium rates and policy forms. These rules and regulations may have the effect of restricting the ability of the AXIS U.S. Subsidiaries to write new business or distribute assets to AXIS Capital. The purpose of the state insurance laws and regulations is to protect U.S. insureds and U.S. ceding insurance companies, not shareholders. In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

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

AXIS Re Ireland.   AXIS Re Ireland is a reinsurance company incorporated under the laws of Ireland. The European Communities (Reinsurance) Regulations 2006 (the “Regulations”) came into effect on July 15, 2006 and Ireland thereby became the first EU member state to implement the European Reinsurance Directive. The Regulations introduce a comprehensive framework for the authorization and supervision of reinsurers in Ireland for the first time. The Regulations provide that all Irish reinsurers established before December 10, 2005 (including AXIS Re Ireland) are deemed to be authorized under the Regulations, subject to complying with certain requirements not later than December 10, 2007. These requirements include an obligation to maintain assets covering technical reserves and a solvency margin of assets free from any foreseeable liabilities calculated in accordance with the Regulations. If AXIS Re Ireland is unable to comply with any of the requirements of this new regulatory regime, it would not be lawful for it to continue to carry on the business of reinsurance in Ireland and this could have a material adverse effect on our business.

Our inability to obtain the necessary credit could affect our ability to offer reinsurance in certain markets.

Neither AXIS Specialty Bermuda nor AXIS Re Ireland is licensed or admitted as an insurer or reinsurer in any jurisdiction other than Bermuda and Ireland, respectively. Because the U.S. and some other jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, our reinsurance clients typically require AXIS Specialty Bermuda and AXIS Re Ireland to provide letters of credit or other collateral. Our credit facility is used to post letters of credit. However, if our credit facility is not sufficient or if we are unable to renew the credit facility or are unable to arrange for other types of security on commercially reasonable terms, AXIS Specialty Bermuda and AXIS Re Ireland could be limited in its ability to write business for some of our clients.

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

There are provisions in our charter documents that may reduce or increase the voting rights of our shares.

Our bye-laws generally provide that shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold 9.5% or more of the voting power conferred by our shares. Under these provisions, some shareholders may have the right to exercise their voting rights limited to less than one vote per share. Moreover, these provisions could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership. In addition, our board of directors may limit a shareholder’s exercise of voting rights where it deems it necessary to do so to avoid adverse tax, legal or regulatory consequences.

We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be limited pursuant to the bye-laws. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we may, in our sole discretion, eliminate the shareholder’s voting rights.

There are provisions in our bye-laws that may restrict the ability to transfer common shares and which may require shareholders to sell their common shares.

Our board of directors may decline to register a transfer of any common shares under some circumstances, including if they have reason to believe that any non-de minimis adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders may occur as a result of such transfer. Our bye-laws also provide that if our board of directors determines that share ownership by a person may result in non-de minimis adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders, then we have the option, but not the obligation, to require that shareholder to sell to us or to third parties to whom we assign the repurchase right for fair market value the minimum number of common shares held by such person which is necessary to eliminate the non-de minimis adverse tax, legal or regulatory consequences.

Applicable insurance laws may make it difficult to effect a change of control of our company.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the management of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of the AXIS U.S. Subsidiaries, the insurance change of control laws of Connecticut, Illinois and New York would likely apply to such a transaction.

In addition, the Insurance Acts and Regulations in Ireland require that anyone acquiring or disposing of a direct or indirect holding in an Irish authorized insurance company (such as AXIS Specialty Europe) that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company, or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Regulatory Authority of their intention to do so. They also require any Irish authorized insurance company that becomes aware of any acquisitions or disposals of its capital involving the specified levels to notify the Irish Regulatory Authority. The specified levels are 20%, 33% and 50% or such other level of ownership that results in the company becoming the acquiror’s subsidiary within the meaning of article 20 of the European Communities (non-Life Insurance) Framework Regulations 1994. The Irish Regulatory Authority has three months from the date of submission of a notification within which to oppose the proposed transaction if the Irish Regulatory Authority is not satisfied as to the suitability of the acquiror in view of the necessity “to ensure prudent and sound management of the insurance undertaking concerned.” Any person owning 10% or more of the capital or voting rights or an amount that makes it possible to exercise a significant influence over the management of AXIS Capital would be considered to have a “qualifying holding” in AXIS Specialty Europe.

While our bye-laws limit the voting power of any shareholder to less than 9.5%, there can be no assurance that the applicable regulatory body would agree that a shareholder who owned 10% or more of our shares did not, because of the limitation on the voting power of such shares, control the applicable Insurance Subsidiary.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company, including transactions that some or all of our shareholders might consider to be desirable.

U.S. persons who own our shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits and the scope of indemnification available to directors and officers.

Anti-takeover provisions in our bye-laws could impede an attempt to replace our directors or to effect a change in control, which could diminish the value of our common shares.

Our bye-laws contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder might consider favorable. These provisions include a staggered board of directors, limitations on the ability of shareholders to remove directors other than for cause, limitations on voting rights and restrictions on transfer of our common shares. These provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

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

During 2005, our U.S. holding company received subpoenas from the Office of the Attorney General of the State of New York seeking information regarding incentive commission agreements, fictitious and inflated quotes and related matters and conditioning direct insurance on the placement of reinsurance. In addition, our U.S. insurance companies have received subpoenas and requests for information from various state insurance regulators regarding these same matters. These inquiries were part of industry-wide investigations in these jurisdictions and we understand that officials from other jurisdictions in which we do business have also initiated investigations into similar matters. Accordingly, we may in the future receive additional subpoenas and requests for information. We have cooperated fully with the Attorney General of the State of New York and the other state regulators in their investigations and intend to cooperate fully with any future investigations. Responding to subpoenas and requests for information and cooperating with investigations is very costly and diverts management’s time and efforts away from our operations. In addition, we could be subject to civil and criminal actions, sanctions and penalties as a result of these investigations.

Furthermore, AXIS Surplus U.S., AXIS Re U.S. and AXIS Insurance U.S. are defendants in a putative class action lawsuit captioned In re Insurance Brokerage Antitrust Litigation. The lawsuit is pending in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. We believe that these lawsuits are completely without merit and we are vigorously defending the filed action.

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

We intend to operate in such a manner so that none of our companies, other than AXIS U.K. Holdings, should be resident in the United Kingdom for tax purposes and that none of our companies, other than AXIS Ireland Holdings and AXIS Specialty Ireland, should have a permanent establishment in the United Kingdom. Accordingly, we expect that none of our companies other than, AXIS U.K. Holdings, AXIS Ireland Holdings and AXIS Specialty Ireland should be subject to U.K. tax. Nevertheless, because neither case law nor U.K. statutes conclusively define the activities that constitute trading in the United Kingdom through a permanent establishment, the U.K. Inland Revenue might contend successfully that any of our companies, in addition to AXIS U.K. Holdings, AXIS Ireland Holdings and AXIS Specialty

Ireland, is/are trading in the United Kingdom through a permanent establishment in the United Kingdom and therefore subject to U.K. tax. If this were the case, our results of operations could be materially adversely affected.

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

The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004 and September 2006, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Changes in US federal income tax law could materially adversely affect us.

Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. While the Company believes there are no currently pending legislative proposals which, if enacted, would have a material adverse effect on us, it is possible that similar legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We operate in the United States, Bermuda, Europe and Singapore. We own the property in which our offices are located in Dublin, Ireland, and we lease office space in the other countries. We renew and enter into new leases in the ordinary course of business as required. During 2006, we leased new offices at 92 Pitts Bay Road, Bermuda, which have become our worldwide headquarters. See Item 8, Note 11 to the Consolidated Financial Statements for a discussion of our lease commitments for real property. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

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

During 2005, our U.S. holding company received subpoenas from the Office of the Attorney General of the State of New York seeking information regarding incentive commission agreements, fictitious and inflated quotes and related matters and conditioning direct insurance on the placement of reinsurance. In addition, our U.S. insurance companies have received subpoenas and requests for information from various state insurance regulators regarding these same matters. These inquiries were part of industry-wide investigations in these jurisdictions and we understand that officials from other jurisdictions in which we do business have also initiated investigations into similar matters. We have cooperated fully with the Attorney General of the State of New York and the other state regulators in their investigations. In 2006, we did not receive any new or supplemental subpoenas from the Attorney General for the State of New York or any other state regulators on these matters.

In connection with these inquiries received in 2005, we conducted an internal investigation, led by outside counsel, to determine whether we engaged in any of the improper business practices that are the focus of the inquiries. This investigation was completed in August 2005 and uncovered no evidence indicating that we engaged in bid rigging, fictitious or inflated quotes or related matters or conditioning direct insurance on the placement of reinsurance. Consistent with long-standing and wide-spread industry practice, we have in the past entered into incentive commission arrangements with brokers. However, we have not entered into any of these arrangements with respect to business underwritten in 2005 or thereafter.

A purported shareholders class action lawsuit has been filed against us and some of our executive officers relating to the practices being investigated by the Attorney General of the State of New York and other state regulators. James Dolan v. AXIS Capital Holdings Limited, Michael A. Butt and John R. Charman was filed on October 28, 2004 in the United States District Court, Southern District of New York. Robert Schimpf v. AXIS Capital Holdings Limited, Michael A. Butt, Andrew Cook and John R. Charman was filed on November 5, 2004 in the United States District Court, Southern District of New York. On April 13, 2005, these lawsuits were consolidated and are now known as In re AXIS Capital Holdings Ltd. Securities Litigation. On May 13, 2005, the plaintiffs filed an amended, consolidated complaint and added as defendants the managing underwriters and one of the selling shareholders in our secondary offering completed in March 2004. The lawsuit alleged securities violations in connection with the failure to disclose payments made pursuant to incentive commission arrangements and sought damages in an unspecified amount. On October 17, 2006, the District Court dismissed the Amended Complaint without prejudice and granted plaintiffs 30 days to file a second amended, consolidated complaint consistent with the Court’s opinion. On December 18, 2006, plaintiffs advised the Court that it would not be filing an amended complaint and, as a consequence, the amended, consolidated action has been dismissed without prejudice.

A putative class action lawsuit also has been filed against our U.S. insurance companies. In re Insurance Brokerage Antitrust Litigation was filed on August 1, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and RICO violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the court granted in part motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss, which are pending before the court. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

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

The following table sets forth the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2006			2005
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
1st Quarter	$32.21	$28.95	$0.15	$29.32	$26.21	$0.15
2nd Quarter	$30.92	$25.82	$0.15	$28.42	$25.23	$0.15
3rd Quarter	$35.21	$27.73	$0.15	$31.00	$25.49	$0.15
4th Quarter	$35.88	$32.20	$0.165	$31.77	$25.20	$0.15

On February 23, 2007, the number of holders of record of our common shares was 80. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the number of shares we repurchased in the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs
October	—	—	—	$150.0 million(a)
November	—	—	—	$150.0 million(a)
December	—	—	—	$400.0 million(b)
Total	—	—	—	$400.0 million(b)

(a)           On March 14, 2005, our Board of Directors approved the repurchase of up to $150 million of our common shares to be effected from time to time in open market or privately negotiated transactions. The repurchase program was authorized to continue until December 2006.

(b)          On December 7, 2006, our Board of Directors authorized a renewal of our share repurchase plan with authorization to repurchase up to $400 million of our common shares. The repurchase program is authorized to continue until December 31, 2008.

ITEM 6.                SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial information for the years 2002 through 2006. Refer to Item 1, “Our Business Strategy” for a discussion of our business expansion over this period. This data should also be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented under Item 8 and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7.

	At and for Year ended December 31
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$3,609,036	$3,393,885	$3,012,311	$2,273,645	$1,108,003
Net premiums earned	2,694,270	2,553,683	2,028,397	1,436,230	536,850
Net investment income	407,100	256,712	152,072	73,961	71,287
Net realized investment (losses) gains	(25,702)	(16,912)	13,634	22,567	26,070
Net losses and loss expenses	1,425,855	2,051,129	1,246,244	734,019	229,265
Acquisition costs	386,959	337,383	280,568	186,297	91,200
General and administrative expenses	268,396	212,842	187,305	136,526	57,610
Interest expense	32,954	32,447	5,285	1,478	1,414
Preferred share dividends	37,295	4,379	—	—	—
Net income available to common shareholders	$925,765	$90,061	$494,998	$532,350	$265,119
Per Common Share Data:
Basic earnings per common share	$6.18	$0.63	$3.24	$3.69	$1.96
Diluted earnings per common share	5.63	0.57	2.98	3.42	1.91
Cash dividends per common share	0.615	0.60	0.50	0.14	0.00
Basic weighted average common shares outstanding	149,745	143,226	152,554	144,263	135,442
Diluted weighted average common shares outstanding	164,394	157,524	165,876	155,691	138,481
Operating Ratios:
Net loss and loss expense ratio(1)	52.9%	80.3%	61.4%	51.1%	42.7%
Acquisition cost ratio(2)	14.4%	13.2%	13.8%	13.0%	17.0%
General and administrative expense ratio(3)	10.0%	8.3%	9.2%	9.5%	10.7%
Combined ratio(4)	77.3%	101.8%	84.4%	73.6%	70.4%
Selected Balance Sheet Data:
Investments at fair value	$7,663,387	$6,421,929	$5,399,689	$3,385,576	$1,702,990
Cash and cash equivalents	1,989,287	1,280,990	632,329	605,175	729,296
Reinsurance recoverable balances	1,359,154	1,518,110	596,299	124,899	1,703
Total assets	13,665,287	11,925,976	9,038,285	5,172,273	2,948,321
Reserve for losses and loss expenses	5,015,113	4,743,338	2,404,560	992,846	215,934
Unearned premium	2,015,556	1,760,467	1,644,771	1,143,447	555,962
Debt	499,144	499,046	498,938	—	—
Total shareholders’ equity	4,412,647	3,512,351	3,238,064	2,817,148	1,961,033
Book value per common share(5)	$26.09	$20.23	$21.20	$18.48	$14.19

(1)           The net loss and loss expense ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(2)           The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(3)           The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(4)           The combined ratio is the sum of the net loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

(5)           Book value per common share is based on total common shareholders’ equity divided by common shares outstanding of 149,982,139 at December 31, 2006, 148,830,691 at December 31, 2005, 152,737,209 at December 31, 2004, 152,474,011 at December 31, 2003 and 138,168,520 at December 31, 2002.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this report. For an overview of our business including information on segments and individual lines of business refer to Item 1 of this report.

Results of Operations: Years ended December 31, 2006, 2005 and 2004

Overview

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	2006	2005	2004
Return on average common equity	26.7%	2.9%	16.3%
Diluted book value per common share	$24.02	$19.19	$19.85
Cash dividends per common share	$0.615	$0.60	$0.50

Return on average common equity (‘ROACE’) represents the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period. Our objective is to generate superior returns on capital that appropriately reward our shareholders for the risks assumed by the Company and to grow revenue only when we deem the returns meet or exceed our requirements. Diluted book value per common share is a non-GAAP financial measure; for further information refer to ‘Non-GAAP Financial Measures” at the end of Item 7. We consider diluted book value per common share an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Our dividend policy is an integral part of the value we create for our shareholders. The board of directors reviews our dividend policy on a regular basis and has increased the annual dividend in each of the last three years.

The changes in ROACE and diluted book value per common share in the last three years have correlated with movements in our net income available to common shareholders. The following table breaks out net income into three components; underwriting income/loss, investment income and net realized gains/losses, and other revenues and expenses. Underwriting income on a segment basis is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative costs as expenses. Underwriting income is the difference between these revenue and expense items. Because our investment portfolio is managed on a total return basis we have reviewed investment income and net realized gains/losses together. Other revenues and expenses represent corporate expenses, foreign exchange gains/losses, interest expense and income tax expense; these have been condensed in the table below but are reviewed individually in the discussion following.

	Year ended December 31
	2006	2005	2004
	(in thousands)
Underwriting income (loss):
Global insurance	$262,884	$114,781	$195,101
U.S. insurance	100,032	(37,827)	32,280
Reinsurance	311,859	(82,981)	137,261
Investment income and net realized gains/losses	381,398	239,800	165,706
Other revenues and expenses	(93,113)	(139,333)	(35,350)
Net income	963,060	94,440	494,998
Preferred share dividends	(37,295)	(4,379)	—
Net income available to common shareholders	$925,765	$90,061	$494,998

Our underwriting results have significantly impacted the level of net income in the last three years following losses incurred from Hurricanes Katrina, Rita and Wilma in 2005, and Hurricanes Charley, Frances, Ivan and Jeanne in 2004. In 2006, there was an absence of significant catastrophes and therefore our underwriting income was substantially higher. Investment income has grown over the last three years due to a combination of a larger investment base and higher yields and increased income from our allocation to other investments.

Underwriting Results

Premiums:   Gross and net premiums written and earned in our insurance and reinsurance segments in the years ended December 31 were as follows:

	Gross
	2006			2005			2004
	Written	Earned	%	Written	Earned	%	Written	Earned	%
	(in thousands)
Global Insurance	$958,251	$885,348	26.4%	$861,098	$971,548	29.6%	$1,095,328	$913,382	36.4%
U.S. Insurance	1,112,216	1,070,619	31.9%	1,013,919	918,271	28.0%	824,235	689,037	27.4%
Insurance total	2,070,467	1,955,967	58.3%	1,875,017	1,889,819	57.6%	1,919,563	1,602,419	63.8%
Reinsuance	1,538,569	1,397,917	41.7%	1,518,868	1,388,447	42.4%	1,092,748	908,428	36.2%
Total	$3,609,036	$3,353,884	100.0%	$3,393,885	$3,278,266	100.0%	$3,012,311	$2,510,847	100.0%

	Net
	2006			2005			2004
	Written	Earned	%	Written	Earned	%	Written	Earned	%
	(in thousands)
Global Insurance	$850,533	$746,393	27.7%	$649,703	$748,015	29.3%	$933,198	$796,566	39.3%
U.S. Insurance	609,866	559,367	20.8%	518,064	453,534	17.8%	430,087	349,287	17.2%
Insurance total	1,460,399	1,305,760	48.5%	1,167,767	1,201,549	47.1%	1,363,285	1,145,853	56.5%
Reinsuance	1,528,780	1,388,510	51.5%	1,491,222	1,352,134	52.9%	1,060,388	882,544	43.5%
Total	$2,989,179	$2,694,270	100.0%	$2,658,989	$2,553,683	100.0%	$2,423,673	$2,028,397	100.0%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in earning patterns. The increase in net premiums written in each of the last two years reflects the continued growth of our global underwriting platform since our inception five years ago. Our underwriting objective is to achieve both profitability and diversity in our portfolio, not simply total premium growth, and in the last three years we have balanced our organic growth and expansions with disciplined underwriting in the face of competitive pricing pressures. Refer to Item 1, “Our Business Strategy” for further discussion. For a detailed account of the movements above refer to the segments discussion below.

Loss ratio:   The table below shows the components of our net loss and loss expense ratio (“loss ratio”):

	Year ended December 31
	2006	2005	2004
Current year, before hurricane losses	60.9%	55.4%	57.3%
Hurricane losses	—	39.9%	13.1%
Net favorable prior period development	(8.0)%	(15.0)%	(9.0)%
Loss ratio	52.9%	80.3%	61.4%

Although major losses are an inevitable part of our business, the hurricane losses in 2004 and 2005 had such a significant impact that we have highlighted them separately above.

The prior period reserve development was the net result of several underlying favorable and adverse developments, primarily on our short tail lines of business. In 2006 it included 3.9 percentage points of reserve strengthening in relation to Hurricane Katrina, Rita and Wilma. While we believe that our loss reserves at December 31, 2006 are adequate, new information may lead to future developments in ultimate loss and loss expenses significantly greater or less than the reserves currently provided. In addition, conditions and trends that affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to anticipate future redundancies and deficiencies based on historical experience.

Our loss ratio also fluctuates from year to year depending on a number of other variables that include the level of estimated attritional losses, changes in our mix of business and changes in pricing and other assumptions used to establish our loss ratios. In 2005, the Company began to incorporate its own specific loss information in establishing initial loss ratios on certain short-tail lines of business.

Acquisition Cost Ratio:   Our acquisition costs ratio was 14.4%, 13.2% and 13.8% in 2006, 2005 and 2004, respectively. Acquisition costs relate to the commissions, taxes and other fees paid to obtain business offset by commissions received on ceded premiums. Typically, our acquisition costs are based on a percentage of the premium written and will vary by each line of business that we underwrite. Historically, our acquisition costs have included incentive commission costs however we discontinued such arrangements with brokers at the end of 2004. Incentive commissions represented 2.1 percentage points of our 2004 acquisition cost ratio. Our ratio otherwise increased in 2005 compared to 2004 reflecting an increase in the relative share of net premiums earned generated by our reinsurance segment (see above)

where acquisition costs are higher than our insurance segment. The share of reinsurance business stabilized during 2006 and the increase in the ratio in 2006 as compared to 2005 was largely due to business mix changes in our U.S insurance sub-segment.

Investment Income and Net Realized Investment Gains/Losses

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. Additionally we invest our portfolio with a focus on total return rather than establishing yield or income targets.

The following table provides a breakdown of investment income, net realized investment gains/losses and also the associated yields and returns:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Interest income on fixed maturity investments	$291,996	$218,881	$141,929
Interest income on cash and cash equivalents	76,735	27,413	14,684
Changes in fair values of other investments	46,252	16,957	2,482
	414,983	263,251	159,095
Investment expense	(7,883)	(6,539)	(7,023)
Net investment income	407,100	256,712	152,072
Net realized (losses) gains on fixed maturity investments	(24,646)	(24,248)	16,432
Changes in fair values of investment derivatives	(1,056)	7,336	(2,798)
Net realized investment (losses) gains	(25,702)	(16,912)	13,634
Net investment income and net realized investment (losses) gains	$381,398	$239,800	$165,706
Annualized effective yield of invested assets(1)	4.6%	3.9%	3.4%
Total return of invested assets(1)	4.6%	2.3%	3.4%
Total return of cash and investments	4.9%	2.5%	3.4%

(1)          Invested assets represent assets managed by external investment managers.

Net investment income:   Net investment income increased 58.6% in 2006 over 2005 and 68.8% in 2005 over 2004. The growth from period to period is a result of a combination of a larger investment base, higher investment yields and increased income from our allocation to other investments. Our average investment base increased substantially to $8.4 billion in 2006 from $6.4 billion in 2005 and from $4.9 billion in 2004 due to positive operating cash flow and capital raising activity in 2005. The growth in the annualized effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. As an example, the yield on the 3 year U.S. Treasury increased from a 3.22% yield at December 31, 2004 to 4.36% at December 31, 2005 and 4.73% at December 31, 2006. The yield on our portfolio may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation. Increased income from our other investment portfolio is a result of larger allocations combined with better total returns in 2006 from those investments.

Net realized investment losses/gains:   The majority of our portfolio is invested in the fixed income market and as a result the level of realized gains and losses on these investments are highly correlated to fluctuations in interest rates. The effect of increasing interest rates throughout 2005 and 2006 negatively impacted the price of fixed income resulting in larger unrealized loss positions and consequently, portfolio turnover caused increased realized losses. Additionally, we recognized realized losses of $4.6 million (2005 and 2004: nil) from securities that were considered to be other than temporarily impaired.

Total return:   Our portfolio is managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The increase in our total return between 2004 and 2006 was due to a growing allocation to the higher returning other investments and more significantly an increase in short and intermediate U.S. interest rates which stemmed from the increases in the Federal Funds rate which began in the mid part of 2004 and continued in 2005 and 2006. Despite the steady increase in yield over this period, the magnitude of the rate increases in 2005 had such a negative impact on the fair value of the fixed income portfolio that the realized losses and unrealized losses more than offset the increase in yield in that year.

Other Revenues and Expense items

The following table sets forth our other revenues and expenses:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Corporate expenses	$(58,822)	$(46,729)	$(39,109)
Foreign exchange gains (losses)	32,505	(54,090)	14,484
Interest expense	(32,954)	(32,447)	(5,285)
Income tax expense	(33,842)	(6,067)	(5,440)
	$(93,113)	$(139,333)	$(35,350)

Corporate expenses:   Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.2%, 1.8% and 1.9% for 2006, 2005 and 2004 respectively. The movement largely reflects changes in our incentive compensation costs which are tied to our operating results.

Foreign exchange gains (losses):   Our reporting currency is the U.S. dollar; however, some of our business is written in other currencies. The gains in 2006 and 2004 were principally made on the revaluation of asset balances denominated in Sterling and Euro following an appreciation of Sterling and the Euro against the U.S. dollar, whereas these currencies depreciated against the U.S dollar in 2005 resulting in an exchange loss.

Interest expense:   Interest expense primarily consists of interest due on our senior notes that we issued in November 2004, which bear interest at 5.75%. In December, 2006, we entered into a $400.0 million repurchase agreement that we anticipate renewing throughout 2007. The repurchase agreement bears interest at a rate of 3 month LIBOR plus 0.9% per annum and therefore we anticipate interest costs to increase significantly during 2007. For further detail refer to “liability under repurchase agreement” in the commitments and contingencies section, below.

Income tax expense:   Income tax expense is generated primarily through our foreign operations in the United States and Europe. Income tax expense increased over the three year period as the foreign operations contribution to income before tax increased. Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, was 3.4% for 2006 compared with 6.0% in 2005 and 1.1% in 2004. The Company’s effective tax rate was higher in 2005 than 2006 or 2004 due to the substantial reduction in the Company’s income before tax due to hurricane losses. Changes in our geographic mix of earnings also impact income tax expense and effective tax rate.

Underwriting Results by Segment: Years ended December 31, 2006, 2005 and 2004

Our business consists of two underwriting segments: insurance and reinsurance. Our insurance segment is further divided into two sub-segments: global insurance and U.S. insurance.

Insurance Segment Overview

Results of our insurance segment were as follows:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Revenues:
Gross premiums written	$2,070,467	$1,875,017	$1,919,563
Net premiums written	1,460,399	1,167,767	1,363,285
Net premiums earned	1,305,760	1,201,549	1,145,853
Other insurance related income (loss)	1,758	(5,085)	10,264
Expenses:
Net losses and loss expenses	(636,684)	(882,807)	(686,470)
Acquisition costs	(152,002)	(119,000)	(135,732)
General and administrative expenses	(155,916)	(117,703)	(106,534)
Underwriting income	$362,916	$76,954	$227,381
Ratios:
Loss ratio	48.8%	73.5%	59.9%
Acquisition cost ratio	11.6%	9.9%	11.8%
General and administrative ratio	11.9%	9.8%	9.3%
Combined ratio	72.3%	93.2%	81.0%

The mix of business in our insurance segment has evolved over the last three years in response to market conditions and opportunities. We have significantly reduced our participation on aviation and aviation war business since 2004 due to pricing pressures; however, growth in professional lines and political risk business mitigated the decline in total premium in the segment.

Our loss ratio in 2005 included 33.8 percentage points of net losses incurred relating to Hurricanes Katrina, Rita and Wilma while our 2004 loss ratio included 8.5 percentage points relating to Hurricanes Charley, Frances, Ivan and Jeanne. In 2006 there was an absence of major catastrophes and therefore our reported loss ratio was significantly lower. Our underwriting results have also been significantly impacted by development on prior year net loss reserves. In 2006, we experienced net favorable prior year development of 12.8 percentage points compared to 22.4 percentage points and 9.3 percentage points in 2005 and 2004, respectively.

2007 outlook

Generally, we are satisfied that the broad property and casualty insurance marketplace, provides us ample opportunity to target attractively priced risks. Current rate levels for some lines of business, like catastrophe-exposed property and energy business, continue to produce returns above historic levels. In areas where the competition has been much more aggressive, such as terrorism and aviation, we are maintaining a conservative posture. Other lines, such as primary casualty, umbrella, and professional lines, still contain good profit potential, but bear closer scrutiny. Smaller accounts are experiencing less pricing pressure and we continue to develop our capabilities for efficiently accessing and underwriting these accounts.

The following is a discussion of the underwriting results within our global and U.S. insurance sub-segments:

Global Insurance Sub-Segment

Results of our global insurance sub-segment were as follows:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Revenues:
Gross premiums written	$958,251	$861,098	$1,095,328
Net premiums written	850,533	649,703	933,198
Gross premiums earned	885,348	971,548	913,382
Net premiums earned	746,393	748,015	796,566
Other insurance related (loss) income	—	(5,865)	10,264
Expenses:
Net losses and loss expenses	(331,778)	(492,667)	(451,724)
Acquisition costs	(102,673)	(97,908)	(124,953)
General and administrative expenses	(49,058)	(36,794)	(35,052)
Underwriting income	$262,884	$114,781	$195,101
Ratios:
Loss ratio	44.5%	65.9%	56.7%
Acquisition cost ratio	13.8%	13.1%	15.7%
General and administrative ratio	6.6%	4.9%	4.4%
Combined ratio	64.9%	83.9%	76.8%

Gross premiums written:   The following table provides gross premiums written by line of business:

	Year ended December 31
	2006		2005		2004
	(in thousands)
Property	$237,155	24.7%	$203,258	23.6%	$249,200	22.7%
Marine	182,233	19.0%	162,893	18.9%	177,592	16.2%
Terrorism and War Risk	160,140	16.7%	190,139	22.1%	318,887	29.1%
Aviation and Aerospace	41,128	4.3%	87,421	10.1%	175,829	16.1%
Political Risk	208,625	21.8%	128,904	15.0%	125,448	11.5%
Professional Lines and Other Specialty	128,970	13.5%	88,483	10.3%	48,372	4.4%
Total	$958,251	100.0%	$861,098	100.0%	$1,095,328	100.0%

Several premium trends that characterized 2005 continued into 2006. We continued to reduce our participation on terrorism and war risk and aviation and aerospace lines due to pricing considerably below our threshold for this business. Simultaneously, we grew our professional lines with the addition of a London market-based underwriting team in early 2004 and the acquisition of a large specialty program in mid-2005. While total gross premiums written decreased in 2005 over 2004, we experienced an increase of 11.3% in 2006 over 2005 due to several factors. During 2005, the property and offshore energy markets were characterized by strong competition, particularly on non-U.S. exposures, with pricing pressure leading to reductions in our renewal participation. However, this trend reversed in 2006 for natural perils-

exposed property and offshore energy risks in the U.S. and Gulf of Mexico where significant rate increases were implemented following the 2005 hurricane losses. Growth in these lines would have been greater had it not been for initiatives to reduce our natural peril catastrophe exposure. In 2006, we grew our political risk business through a combination of an additional underwriting resource and new market opportunities.

Ceded premiums:   The percentage of premiums ceded in our global insurance sub-segment varies depending on our analysis of the relative attractiveness of reinsurance buying opportunities. Premiums ceded as a percentage of gross premiums written was 11.2%, 24.5% and 14.8% in 2006, 2005 and 2004, respectively. The significant increase in ceded premiums in 2005 was largely due to higher reinstatement premiums following our utilization of reinsurance protections on Hurricanes Katrina, Rita and Wilma. In 2006, there were few attractive reinsurance buying opportunities and we concentrated on reducing our gross exposures in order to mitigate volatility in our portfolio.

Net premiums earned:   The following table provides net premiums earned by line of business:

	Year ended December 31
			2005		2004
	(in thousands)
Property	$168,248	22.5%	$151,905	20.3%	$199,774	25.1%
Marine	139,655	18.7%	95,059	12.7%	133,883	16.8%
Terrorism and War Risk	196,513	26.3%	262,458	35.1%	252,061	31.6%
Aviation and Aerospace	53,298	7.1%	121,412	16.2%	148,184	18.6%
Political Risk	87,972	11.8%	54,202	7.2%	38,491	4.8%
Professional Lines and Other Specialty	100,707	13.6%	62,979	8.5%	24,173	3.1%
Total	$746,393	100.0%	$748,015	100.0%	$796,566	100.0%

Between 2005 and 2006 net premiums earned decreased by 0.2% despite an increase in net premiums written of 30.9%. This partially relates to the significant reduction in aviation and aviation war premium since 2004. This business is primarily renewed in the fourth quarter. Consequently, 2005 includes the earn-out of significantly more aviation and aviation war premium from the 2004 underwriting year than was earned in 2006 from the 2005 underwriting year. In assessing net premiums earned, another significant consideration relates to our political risk book. This line typically provides multi-year insurance coverage and therefore the premium is earned over a number of years. Less than 10% of premiums written in 2006 were earned in 2006. This was also due to the fact that a significant amount of premiums were written in the last quarter.

Loss ratio:   The table below shows the components of our loss ratio:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Current year, before hurricane losses	61.0%	59.7%	62.0%
Hurricane losses	—	38.6%	6.3%
Prior period net favorable development	(16.5)%	(32.4)%	(11.6)%
Loss ratio	44.5%	65.9%	56.7%

Although major losses are an inevitable part of our business, the hurricane losses in 2004 and 2005 had such a significant impact that we have highlighted them separately above. The prior period reserve development was the net result of several underlying favorable and adverse developments, primarily on our short tail lines of business. In 2006 it included 7.9 percentage points of reserve strengthening in relation to Hurricanes Katrina, Rita and Wilma.

Our loss ratio also fluctuates year on year depending on a number of variables that include the volume of estimated attritional losses, changes in mix of business and changes in pricing and other assumptions used to establish our loss ratios. In 2005, the Company began to incorporate its own specific loss information in establishing initial net loss ratios on certain short tail lines of business.

Acquisition Costs:   Incentive commission costs accounted for 3.3 percentage points of our 2004 acquisition cost ratio however we discontinued such arrangements at the end of that year. Our acquisition cost ratio has otherwise increased in each of the last two years reflecting changes in our mix of business.

U.S Insurance

Results of our U.S. insurance sub-segment were as follows:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Revenues:
Gross premiums written	$1,112,216	$1,013,919	$824,235
Net premiums written	609,866	518,064	430,087
Gross premiums earned	1,070,619	918,271	689,037
Net premiums earned	559,367	453,534	349,287
Other insurance related income	1,758	780	—
Expenses:
Net losses and loss expenses	(304,906)	(390,140)	(234,746)
Acquisition costs	(49,329)	(21,092)	(10,779)
General and administrative expenses	(106,858)	(80,909)	(71,482)
Underwriting income (loss)	$100,032	$(37,827)	$32,280
Ratios:
Loss ratio	54.5%	86.0%	67.2%
Acquisition cost ratio	8.8%	4.7%	3.1%
General and administrative ratio	19.1%	17.8%	20.5%
Combined ratio	82.4%	108.5%	90.8%

Gross premiums written:   The following table provides gross premiums written by line of business:

	Year ended December 31
	2006		2005		2004
	(in thousands)
Property	$432,921	38.9%	$366,578	36.2%	$322,302	39.1%
Professional Lines	365,787	32.9%	343,635	33.9%	272,224	33.0%
Liability	279,631	25.1%	285,168	28.1%	229,562	27.9%
Other Specialty	33,877	3.1%	18,538	1.8%	147	0.0%
Total	$1,112,216	100.0%	$1,013,919	100.0%	$824,235	100.0%

In 2006 we were able to consolidate, build and strengthen the market position we had established by the end of 2005. The majority of growth in 2006 was driven by significant rate increases in our natural peril exposed property catastrophe business following the 2005 hurricane losses. This was achieved while substantially reducing our natural peril aggregate exposures. The premium trends that characterized 2005 continued into 2006. These included: growth of custom accounts in our property line of business, writing additional errors and omissions insurance in our professional lines book (having appointed a managing general underwriter effective January 1, 2005), expanding our umbrella and excess liability business, and growing our employer stop-loss business in our other specialty account. Despite the aforementioned increase in umbrella and excess premiums, growth in our liability book was tempered during 2006 by a reduction in excess and surplus primary business due to a more competitive market.

Ceded premiums:   Premiums ceded as a percentage of gross premiums written was 45.2%, 48.9% and 47.8% in 2006, 2005 and 2004, respectively. The increase in the percentage of premiums ceded in 2005 was largely due to higher reinstatement premiums following our utilization of reinsurance protections on Hurricanes Katrina, Rita and Wilma. The 2006 ratio was also impacted by business mix; a higher percentage of earned premiums were derived from our errors and omissions book which has a low ceding percentage.

Net premiums earned:   The following table provides net premiums earned by line of business:

	Year ended December 31
	2006		2005		2004
	(in thousands)
Property	$184,153	32.9%	$166,478	36.7%	$154,336	44.2%
Professional Lines	212,319	38.0%	141,253	31.1%	79,431	22.7%
Liability	134,264	24.0%	133,550	29.5%	115,503	33.1%
Other Specialty	28,631	5.1%	12,253	2.7%	17	0.0%
Total	$559,367	100.0%	$453,534	100.0%	$349,287	100.0%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in earning patterns. The increase in net premiums earned in each of the last two years reflects growth in our net premiums written. Changes in mix of business over this period have not significantly impacted this trend.

Loss Ratio:   The table below shows the components of our loss ratio:

	Year ended December 31
	2006	2005	2004
Current year, before hurricane losses	62.4%	66.0%	57.9%
Hurricane losses	—	25.8%	13.4%
Net favorable prior period development	(7.9)%	(5.8)%	(4.1)%
Loss ratio	54.5%	86.0%	67.2%

Although major losses are an inevitable part of our business, the hurricane losses in 2004 and 2005 had such a significant impact that we have highlighted them separately above. Net favorable development in each of the last three years has been driven by lower than expected frequency and severity on our property accounts. In 2006, approximately 86.0% of the net favorable development related to the 2005 accident year.

Our loss ratio also fluctuates year on year depending on a number of other variables that include the level of estimated attritional losses, changes in our business mix and changes in pricing and other assumptions used to establish our loss ratios.

Acquisition Costs:   Incentive commission costs accounted for 3.9 percentage points of our 2004 acquisition cost ratio, however, we discontinued such arrangements at the end of that year. Our ratio has otherwise increased in each of the last two years reflecting the growing share of business generated by managing general underwriters within our professional lines book. This business generally has higher gross acquisition costs than the rest of the book and a significant portion of it does not have an override commission associated with reinsurance coverage.

Reinsurance Segment

Results in our reinsurance segment were as follows:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Revenues:
Gross premiums written	$1,538,569	$1,518,868	$1,092,748
Net premiums written	1,528,780	1,491,222	1,060,388
Gross premiums earned	1,397,917	1,388,447	908,428
Net premiums earned	1,388,510	1,352,134	882,544
Other insurance related income	1,135	—	989
Expenses:
Net losses and loss expenses	(789,171)	(1,168,322)	(559,774)
Acquisition costs	(234,957)	(218,383)	(144,836)
General and administrative expenses	(53,658)	(48,410)	(41,662)
Underwriting income (loss)	$311,859	$(82,981)	$137,261
Ratios:
Loss and loss expenses ratio	56.8%	86.4%	63.5%
Acquisition cost ratio	16.9%	16.2%	16.4%
General and administrative ratio	3.9%	3.6%	4.7%
Combined ratio	77.6%	106.2%	84.6%

The increase in underwriting income in 2006 reflects an absence of major catastrophe losses compared to 2005 and 2004. The book of business underlying our results has grown considerably in the last three years reflecting our geographic and product expansion.

Gross Premiums Written:   The following table provides gross premiums written by line of business:

	Year ended December 31
	2006		2005		2004
	(in thousands)
Catastrophe	$464,096	30.2%	$520,057	34.2%	$424,847	38.9%
Property	338,562	22.0%	383,278	25.2%	246,838	22.6%
Professional Lines	274,435	17.8%	232,259	15.3%	204,637	18.7%
Credit and bond	97,664	6.3%	103,277	6.8%	73,352	6.7%
Motor	84,171	5.5%	73,992	4.9%	37,761	3.4%
Liability	204,619	13.3%	165,122	10.9%	80,496	7.4%
Other	75,022	4.9%	40,883	2.7%	24,817	2.3%
Total	$1,538,569	100.0%	$1,518,868	100.0%	$1,092,748	100.0%

Our reinsurance segment provides treaty property and casualty reinsurance on a worldwide basis through our offices in Bermuda, the U.S and Europe. We initially began writing traditional catastrophe and property reinsurance from our Bermuda office, however, following the commencement of our U.S and European operations in 2003, we have since expanded into specialty property risks, casualty, motor, credit and bond and other select risks. The substantial increase in gross premiums written between 2004 and 2005 primarily reflects the early growth and market penetration of these new operations. In 2006, although we further increased our participation on all these lines of business, growth was naturally less significant than in earlier periods. In addition unfavorable foreign exchange rates reduced gross premiums written in 2006 relative to 2005.

Trends in our catastrophe account over the last three years are distorted by reinstatement premiums. These were significantly higher in 2005 following cedants’ utilization of coverage in Hurricanes Katrina, Rita and Wilma. Excluding reinstatement premiums, we experienced growth in our catastrophe book of 3.8% between 2005 and 2006. This was driven by significant rate increases, particularly on U.S exposures impacted by the hurricane losses of 2005. Growth, however, was tempered by our decision to reduce our aggregate natural peril catastrophe exposures on this line. The decrease in gross premiums written in our property account in 2006 is driven by a reduction in our property pro rata renewal. This was partially a result of certain cedants exiting the property market and was also due to the fact that such business was considered less attractive than in 2005.

Ceded premiums written:   Premiums ceded as a percentage of gross premiums written was 0.6%, 1.8% and 3.0% in 2006, 2005 and 2004 respectively. We primarily purchase reinsurance as and when market opportunities arise to mitigate the impact of catastrophe loss events. Consequently, the level of premiums ceded can fluctuate period to period. The percentage of premiums ceded was lower in 2006 due to a reduction in the availability of appropriately priced coverage.

Net premiums earned:   The following table provides net premiums earned by line of business:

	Year ended December 31
	2006		2005		2004
	(in thousands)
Catastrophe	$441,311	31.8%	$497,724	36.8%	$396,753	45.0%
Property	335,462	24.1%	346,134	25.6%	188,572	21.4%
Professional Lines	225,902	16.3%	207,298	15.3%	142,183	16.1%
Credit and bond	94,487	6.8%	83,030	6.1%	36,873	4.2%
Motor	86,193	6.2%	73,249	5.4%	29,617	3.3%
Liability	165,391	11.9%	110,242	8.2%	67,862	7.7%
Other	39,764	2.9%	34,457	2.6%	20,684	2.3%
Total	$1,388,510	100.0%	$1,352,134	100.0%	$882,544	100.0%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in earning patterns. The increase in net premiums earned in each of the last two years has largely correlated to the growth in our net premiums written over this period. Changes in mix of business over this period have not significantly impacted this trend.

Loss ratio:   The table below shows the components of our loss ratio:

	Year ended December 31
	2006	2005	2004
Current year, before hurricane losses	60.3%	49.5%	52.8%
Hurricane losses	—	45.4%	19.2%
Prior period development	(3.5)%	(8.5)%	(8.5)%
Loss ratio	56.8%	86.4%	63.5%

Although major losses are an inevitable part of our business, the hurricane losses in 2004 and 2005 had such a significant impact that we have highlighted them separately above. The net favorable development in 2006 includes 3.9 percentage points, of strengthening to net reserves relating to Hurricanes Katrina, Rita and Wilma. The favorable development in all three years was primarily due to better than expected claims experience on our property catastrophe and other short tail lines of business.

Our loss ratio also fluctuates year on year depending on a number of other variables that include the volume of attritional losses, changes in mix of business and changes in pricing and other assumptions used to establish our loss ratios.

2007 outlook

Generally, overall discipline throughout the global reinsurance marketplace continues. We continue to experience the ongoing trend of greater risk and retention appetite in the industry bringing to bear modest price reductions. For property catastrophe business, major buyers dropped lower layers in favor of larger limits at the upper end of their programs, whilst, for casualty reinsurance business, cedants tended to retain more business. Critically, we have not seen major slippage in terms and conditions.

Rates continue to be up substantially for U.S. catastrophe-exposed reinsurance business relative to the 1st of January 2006 as an element of catch-up to mid-year 2006 levels took place. However, the market dislocation evident at mid-year 2006 renewals has further corrected. Reinsurance renewals in Continental Europe, where the primary renewal date is January 1st, were characterized by an abundance of capacity. We expect that Windstorm Kyrill, which caused damage across a number of European countries in January of 2007, will stabilize this marketplace. Finally, we expect the impact of recent Florida legislation bypassing the private reinsurance marketplace to directly impact less than 2% of reinsurance premiums.

Liquidity and Capital Resources

Liquidity

As a holding company we have no substantial operations of our own and our assets consist primarily of our investments in subsidiaries. Accordingly, our future cash flows depend primarily upon the availability of dividends or other statutorily permissible payments from our subsidiaries. See Item 8, Note 17, to the Consolidated Financial Statements for further discussion.

Liquidity is a measure of a Company’s ability to generate sufficient cash flows to meet short-term and long-term cash requirements. Our liquidity requirements have been primarily met by funds generated from operations, routine sales of investments and financing arrangements (see capital resources section below). The cash provided from these sources is primarily used to pay loss and loss expenses and other operating costs. Our diversified portfolio and risk management has demonstrated our ability to withstand extraordinary losses as was the case in 2005. To further ensure the sufficiency of funds we hold a certain amount of invested assets in cash and short term investments and other readily marketable securities. At December 31, 2006 this balance was $8,459.8 million. Although the timing and amount of catastrophe claim payments are inherently unpredictable, we anticipate that our cash flows from the above sources will continue to be sufficient to meet our future liquidity needs, including our contractual obligations, detailed below.

Operating cash flows:   Our cash flows from operations generally represent the difference between: (1) premiums collected, reinsurance recoveries and investment income received and (2) losses and loss expenses paid, reinsurance purchased and underwriting and other expenses paid. Cash inflows from operations have been consistent during the last three years despite substantial variations in our levels of net income. We generated net operating cash inflows of $1,613.3 million, $1,582.9 million and $1,600.0 million in 2006, 2005 and 2004 respectively, compared to net income of $963.1 million, $94.4 million and $495.0 million, respectively. The difference between net income and net cash inflow in each of the last three years is primarily due to increases in our net loss reserves, net of paid losses and recoveries.

Financing activities:   Cash flows relating to financing activities include the payment of dividends, share related transactions and the issue or repayment of debt. During 2006, we generated $289.5 million from financing activities compared to $260.8 million and $426.8 million in 2005 and 2004, respectively. These cash inflows primarily related to the following: during 2006 we received $400.0 million from a repurchase agreement used to fund an investment in an asset-backed note (refer to “commitments and contingencies” below). In 2005 we raised $693.6 million of additional capital in the form of common and preferred shares offset by a $350.0 million repurchase of common shares from initial investors at the formation of the Company. In 2004, we raised $495.7 million from a senior notes offering.

Investing cash flows:   Generally, positive cash flows from our operating and financing activities are invested in the Company’s investment portfolio. For further discussion of our investment activities, including our strategy and current durations refer to Item 1 and also Note 6 of the Consolidated Financial Statements included in Item 8 of this report.

Capital Resources

In addition to common equity, we depend upon other external sources of finance such as debt, preferred shares and credit facilities to support our operating activities. Having sufficient capital allows us to take advantage of profitable opportunities, maintain our financial strength ratings and also comply with various local statutory regulations. The following table summarizes our consolidated capitalization at December 31:

	2006	2005
	(in thousands)
Long-term debt	$499,144	$499,046
Preferred shares	500,000	500,000
Common equity	3,912,647	3,012,351
Shareholders’ equity	4,412,647	3,512,351
Total capitalization	$4,911,791	$4,011,397
Ratio of debt to total capitalization	10.2%	12.4%

Long-term debt:   Long-term debt represents senior notes we issued during 2004; for further information refer to Item 8, Note 10 (a) of the Consolidated Financial Statements.

Shareholders’ equity:   At December 31, 2006, our shareholders’ equity was $4,412.6 million compared to $3,512.3 million at December 31, 2005. The increase of $900.3 million was primarily due to 2006 net income of $963.1 million. During 2006, we declared dividends of $101.7 million to common shareholders and $37.3 million to preferred shareholders. For further information on our shareholders’ equity refer to Item 8, Note 13 of the Consolidated Financial Statements.

Credit facilities:   At December 31, 2006 and 2005 we had a credit facility agreement of $1.5 billion and letters of credit outstanding on the facility of $365.0 million and $685.1 million, respectively. For further information refer to Item 8, Note 10 b) of the Consolidated Financial Statements.

Shelf registrations:   On August 6, 2004, we filed an unallocated universal shelf registration statement with the Securities and Exchange Commission that was declared effective on August 27, 2004. Under the shelf registration statement, we may issue up to $750.0 million of equity, debt, trust preferred securities or a combination of these securities. On November 15, 2004, we completed a public offering of $500 million of senior notes. In addition the shelf registration statement also registered for possible future sales up to 68,216,017 common shares held by certain of the Company’s founding shareholders. The registration of the founding shareholders’ common shares did not obligate these shareholders to offer or sell any of the securities held by them. As at December 31, 2006, there were 36,501,410 remaining common shares available for sale by founding shareholders.

On October 3, 2005, we filed an unallocated universal shelf registration statement with the Securities and Exchange Commission that was declared effective on October 11, 2005. Under the shelf registration statement, we may issue up to $1.5 billion of equity, debt, trust preferred securities or a combination of these securities. On November 21, 2005, we completed a common share offering of 6,800,000 shares at

$29.42 per share raising aggregate net proceeds of $200.1 million. In addition, we issued $250.0 million of series B preferred shares under this shelf registration statement. The remaining capacity at December 31, 2006 was $1,050.0 million.

We believe our financial strength provides us with the flexibility and capacity to continue to obtain external funding within the foreseeable future.

Commitments and Contingencies

The following table provides an analysis of our contractual obligations by period due:

	At December 31, 2006
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Estimated gross loss payments	$5,015,113	$775,843	$2,247,045	$1,005,671	$986,554
Senior notes (including interest payments)	727,604	28,750	57,500	57,500	583,854
Estimated life insurance premiums	636,638	59,184	142,645	122,129	312,680
Liability under repurchase agreement	400,000	400,000	—	—	—
Operating lease obligations	85,379	18,343	20,549	19,767	26,720
Reinsurance purchase commitments	47,137	47,137	—	—	—
Investment commitments	19,400	19,400	—	—	—
Total	$6,931,271	$1,348,657	$2,467,739	$1,205,067	$1,909,808

Estimated gross loss payments:   Estimated gross loss payments represent actuarial and statistical projections of our expected ultimate settlement and administration costs of claims incurred. There are numerous factors and assumptions involved in estimating loss and loss expense reserves. For further discussion refer to our critical accounting estimates section below. Given the limited loss payout pattern information specific to our experience, we have used industry data, on a line by line basis, to estimate our expected payments. The amount and timing of actual loss payments may differ materially from the estimated payouts in the table above.

Estimated life insurance premiums:   To avoid life policies from lapsing, we are required to make monthly life premium payments on 222 life policies in connection with our investment in life settlement contracts. We will fund these payments through the use of the $65.0 million premium reserve account set aside for this purpose and with future life insurance proceeds and investment income earned on the cash flows relating to the life settlement contracts portfolio. Any shortfall from these funding sources will be met by the Company’s cash flows from operations.

Liability under repurchase agreement:   On December 20, 2006 we entered into a repurchase agreement to fund our investment in a life settlement contracts portfolio. Under the arrangement we sold a $400.0 million asset-backed note which we have agreed to repurchase on March 16, 2007 for a predetermined price. The agreement provides for the ability to renew for the duration of the asset-backed note. We may renew the repurchase agreement at its maturity.

Further information on the above contractual obligations, refer to Item 8, Notes to the Consolidated Financial Statements.

Critical Accounting Estimates

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

Reserve for losses and loss expenses

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

In order to reflect this increased level of uncertainty in establishing our loss reserves, some of our underwriting, claims and reserving practices have been modified for our reinsurance business. In deciding whether to provide treaty reinsurance, we carefully review and analyze the cedant’s underwriting and risk management practices to ensure appropriate underwriting, data capture and reporting procedures. We also utilize an outsourced claims audit program that allows us to review a cedant’s claims administration to ensure that its claim reserves are consistent with reinsured exposures, are adequately established and are properly reported in a timely manner, and to verify that claims are being handled appropriately. For those losses where we receive contract-specific loss notifications, our claims department evaluates each notification and may record ACRs if claims are not considered to be adequately reserved. This requires considerable judgment. Where claims information is received in an aggregated form, our reinsurance contracts typically require that pre-defined large losses must be separately notified so that these losses can be adequately evaluated. As, Ernst & Young, our independent actuaries, estimate reserves on a line of business basis, their actuarial methodology allows for reporting time lags when establishing ultimate loss and loss expenses for reinsurance business. In addition, because we have limited loss experience and insufficient claims development data to calculate credible trends, our independent actuaries use industry data when establishing ultimate loss and loss expenses for our reinsurance business.

Loss reserving for catastrophe events in our insurance and reinsurance businesses is an inherently uncertain process. When a catastrophe occurs, we review our exposures to determine which exposures will be impacted by the event. We contact brokers and clients to determine their estimate of involvement and the extent to which their programs are affected. We may also use computer modeling to estimate loss exposures under the actual event scenario. We currently use Risklink version 6.0 licensed by RMS, Classic/2 and CATRADER version 8.5 licensed by AIR and WORLDCAT Enterprise licensed by Eqecat. As part of the underwriting process, we obtain exposure data from our clients, so that when an event occurs we can run our models to produce an estimate of the losses incurred by clients on programs that we insure or reinsure. Typically, we derive our estimate for the losses from a catastrophic event by blending all of the sources of loss information available to us. This estimate is derived by the claims team and, where there are no reported case reserves, is known as “case IBNR”. For catastrophic events, there generally is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss expenses. The potential also exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects on us are considered in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled. Reserves are reviewed quarterly and as experience develops and additional information is known, the reserves are adjusted as necessary. Adjustments are reflected in the period in which they become known.

Our estimate of our ultimate loss and loss expenses is determined in consultation with Ernst & Young and is based on generally accepted actuarial principles. Ernst & Young receives all Large Claims Information Database (“LCID”) flash reports and has access to our claims information and individual contracts as part of their quarterly review. Ernst & Young utilize various actuarial methodologies to arrive at a single point estimate for baseline ultimate loss and loss expenses. The selection of an actuarial methodology and the associated loss ratio is applied at a line of business level to determine the ultimate loss and loss expenses by line of business. The actuarial method is dependent upon characteristics specific to each line of business, including: the extent of company-specific loss experience, the maturity of the line of business and the type of coverage. The actuarial methods utilized include the Bornhuetter-Ferguson method, the initial expected loss ratio method (“IELR”) and the chain ladder (“loss emergence”) method. The Bornhuetter-Ferguson method takes as a starting point an assumed ultimate loss and loss expense ratio developed by the actuaries and blends in the loss and loss expense ratio implied by the experience to date. The chain ladder method uses the historical development profile of incurred claims experience to project the more recent, less developed profile of claims experience and to generate ultimate loss and loss expenses. The IELR method estimates ultimate loss and loss expenses based on pricing information and industry data. Due to our limited loss experience, for most lines of business the independent actuaries primarily utilize the Bornhuetter-Ferguson and IELR methods to derive a single point estimate of baseline ultimate loss and loss expenses.

For our insurance segment, the assumed ultimate loss and loss expense ratios developed by the independent actuaries are based on benchmarks derived from the independent actuaries wider market experience together with our limited historical data. These benchmarks are then adjusted for rating increases and changes in terms and conditions that have been observed by the market and by us. For our reinsurance segment, the assumed ultimate loss and loss expense ratios are based on contract-by-contract initial expected loss ratios derived during pricing and benchmarks derived from the independent actuaries wider market experience together with our limited historical data. Under U.S. GAAP, we are not permitted to establish loss reserves until an event that gives rise to a loss occurs. On contracts that respond to highly visible, major loss events, we establish IBNR where potential exposure has been identified.

Our independent actuary applies loss and loss expense ratios to our earned premium to generate estimated baseline ultimate costs of the losses. From the estimated baseline ultimate costs of losses, we deduct paid losses and reported case reserves to generate our baseline IBNR. The estimated baseline ultimate costs of losses will almost certainly differ materially from our actual losses and loss expenses. The uncertainty surrounding our actual losses and loss expenses is greater for a company like ours that has a limited operating history and claims loss development patterns. In addition, our limited operating history and claims loss development patterns have necessitated the use of benchmarks in deriving our IBNR. These benchmarks could differ materially from our actual experience despite management’s and the independent actuaries care in selecting them.

To reduce some of this uncertainty, our independent actuary performs, in conjunction with management, an analysis of additional factors to be considered when establishing our IBNR. These uncertainties are intended to compensate for our limited operating history and claims loss development patterns, which require the use of industry information that may not be indicative of our actual loss experience. At December 31, 2006, we recorded additional IBNR for uncertainties relating to the timing of the emergence of claims. We anticipate that these uncertainties may vary over time. A combination of the baseline estimate of IBNR and the reserves for the additional uncertainties produces a single point estimate that constitutes management’s and the actuaries’ best estimate of IBNR.

The following table provides a breakdown of reserves for losses and loss expenses by segment by type of exposure:

	At December 31
	2006	2005	2004
	(in thousands)
Property, marine, aviation and aerospace	$1,242.6	$1,305.6	$694.5
Terror, war risk and political risk	122.5	106.4	158.9
Professional lines and other speciality	151.6	88.7	28.5
Total—Global Insurance	$1,516.7	$1,500.7	$881.9
Property	$413.8	$701.0	$301.8
Liability and other specialty	561.5	401.7	198.6
Professional lines	679.8	460.7	260.2
Total—U.S. Insurance	$1,655.1	$1,563.4	$760.6
Catastrophe, property and other	$1,049.1	$1,106.6	$517.8
Professional lines	449.1	299.2	150.0
Credit and bond, motor and liability	345.1	273.4	94.3
Total—Reinsurance	$1,843.3	$1,679.2	$762.1
Total reserves for losses and loss expenses	$5,015.1	$4,743.3	$2,404.6

In estimating our ultimate loss and loss expenses, our independent actuaries utilize actuarial methodologies that rely on the use of various assumptions. At December 31, 2006, the key assumptions used by our actuaries were the establishment of initial expected loss ratios and the establishment of development factors. Both of these assumptions are largely based upon loss information, which may not be indicative of our actual loss experience. A 5% change in our gross loss reserves equates to $250.8 million and represents 27.1% of our income before income taxes for 2006 and 5.7% of our shareholders’ equity at December 31, 2006. For a summary of the cumulative redundancies on our loss reserves since our inception refer to “Reserves” in Item 1 of this report.

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

Reinsurance Recoverable Balances

Reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses and are presented net of a reserve for non-recoverability. At December 31, 2006 and 2005, reinsurance recoverable balances were $1,359.2 million and $1,518.1 million, respectively. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.

Our ceded unpaid losses and loss expenses consist of two elements, those for reported losses and those for IBNR. Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties as the estimation of gross IBNR (see “Reserve for losses and loss expenses”). At December 31, 2006 and 2005, ceded IBNR recoverable balances were $666.5 million and $555.0 million, respectively.

As the majority of the reinsurance recoverable balances will not be due for collection until some point in the future, the recoverability of such amounts may ultimately differ materially from the recorded amounts due to the ability and willingness of reinsurers to pay our claims, for reasons including insolvency, contractual dispute over contract language or coverage and for other reasons. Additionally, over this period of time, the economic conditions and operational performance of a particular reinsurer may change and consequently these changes may affect the reinsurer’s willingness and ability to meet their contractual obligations to us. Accordingly, we review our reinsurance recoverable balances on a quarterly basis to estimate and record a valuation provision for potential uncollectible amounts, with changes in the provision flowing through earnings.

To estimate this valuation provision, we start with a default analysis by applying specific percentages against each recovery, net of collateral, based on the financial strength rating of the reinsurer using A.M. Best credit ratings. These percentages are based on historical industry default statistics developed by Standards & Poor (S&P) and are then adjusted by us based on industry knowledge and best judgment. For example, when a recoverable is expected to be paid in a brief period of time by a highly rated reinsurer, such as certain property catastrophe claims, we may not apply a default factor to such amount. We also apply case-specific valuation allowances against certain reinsurance recoverable balances that we deem unlikely to collect in full. Lastly, we evaluate the overall adequacy of the valuation allowance for the total reinsurance recoverable balances based on qualitative and judgmental factors. Based on this process, we recorded a valuation provision against reinsurance recoverable balances of $34.0 million and $15.6 million as at December 31, 2006 and 2005, respectively.

See Item 8, Note 8 to the Consolidated Financial Statements for an analysis of reinsurance recoverable and valuation provision by segment. For an analysis of credit risk with respect our reinsurance recoverable balances at December 31, 2006, refer to Item 8, Note 11, (a) to the Consolidated Financial Statements.

Premiums

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

We also write business on a line slip basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Statement of Financial Accounting Standard No. 60 “Accounting and Reporting By Insurance Enterprises” requires that if the ultimate premium is reasonably estimable, the estimated ultimate premium should be recognized as revenue over the period of the contract. Although a premium estimate is not contractually stated for business written on a line slip basis, we believe that the premium is reasonably estimable because we receive an initial estimate of the expected premium written from the client via the broker. This estimate has been derived by reference to one or more of the following: the historical premium volume experienced by the line slip; historical premium volume of similar line slips; and industry information on the underlying business. We may, if we believe appropriate, adjust the initial estimates provided by the broker to reflect management’s best judgments and expectations. This is most likely where the underwriter believes that the estimate is not prudent. Under these circumstances, we will generally recognize as revenue a lower than advised premium written estimate. We actively monitor the development of actual reported premium to the estimates made. Where actual reported premium deviates from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premium in the period in which the determination was made. During 2006, 2005 and 2004, line slip premiums accounted for 10%, 8% and 5%, respectively, of total gross premiums written.

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

For business written under a proportional contract, similar to our line slip business, we are able to reasonably estimate the premium written by reference to an initial estimate of expected ceded premium received from our clients. In most cases, the treaties are not new and the client can use historical experience to estimate the amount of premium. We may adjust the initial estimate of premium, and any adjustment is usually a result of the underwriter’s prior experience with a client. We actively monitor the development of actual premium data and, if an adjustment in the premium estimate is warranted, it will be recorded in the period during which the adjustment is determined. During 2006, 2005 and 2004, proportional premiums accounted for 15%, 15% and 10%, respectively, of total gross premiums written.

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

Other Investments

Other investments consist of collateralized loan obligations (“CLOs”), investment funds (such as short duration high yield fund, credit funds, and fund of hedge funds) and life settlement contracts. We record our other investments at fair value.

A CLO is an asset-backed security that is primarily supported by commercial loans. We invest in both senior debt and equity tranches of CLOs. The fair value of senior debt tranches is based on available market prices; accordingly, there is little measurement uncertainty. However, for equity tranches the fair value is derived by amortizing the invested amounts at rates which incorporate certain assumptions such as market default rates, weighted average spread earned and recovery rates over the expected life of the security. We use significant judgment in establishing appropriate assumptions, which are reviewed annually to incorporate current market conditions.

The fair value for investment funds is determined by management using the net asset values provided by the third party administrators of these funds. Generally, the fair value is determined based upon the valuation criteria established by the governing documents of such investments. Further, the valuation for certain funds is reported on a one month lag, which contributes to the fair value measurement uncertainty at a point in time. Additionally, some funds are subject to restrictions on redemptions and sales and therefore limit our ability to liquidate these investments in the short term. Accordingly, the estimated fair value may differ materially from the values that would have been used had ready markets existed for these funds.

We have elected to use the fair value method to account for all the life settlement contracts in accordance with FASB Staff Position FTB 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors. As there are no active markets for these contracts, we are required to estimate fair value, which is based on discounting the future cash flows of the life insurance policies including life insurance proceeds and premium payments.

There is significant judgment involved in the fair value estimation process. The timing of life insurance receipts is dependent on the longevity of the insured individuals underlying the life insurance policy. The estimation of life expectancy of an individual is a complex process which may include, but not limited to, subjective interpretation of the following: sex; age; height; weight; race; lifestyle; medical history and ancestry; marital status; educational background; improvements in mortality rates; wealth; and access to and impact of changes in medical techniques. The subjectivity of these input variables can lead to vast complexities. Further, experts in the field of estimating life expectancy can arrive at materially different quotes for life expectancy for the same individual based on the same input information. The discount factor used in discounting future cash flows adds to the measurement uncertainty. It is calculated by deriving a risk yield curve which incorporates the USD LIBOR swap rates, credit spreads for the life insurance companies and a spread for longevity risk as observed in the secondary market. A third key assumption in discounting future cash flows is life premiums. We assume fairly stable life premium rates over the life of the respective policies.

The estimated fair value was initially calculated and provided by the seller, a financial institution, using a proprietary Monte Carlo model. Prior to the consummation of the transaction as disclosed in Item 8, Note 6 (c) of the Consolidated Financial Statements, we engaged Ernst & Young, as an independent actuary, to perform due diligence on the pricing of the structured life deal which included a review of life expectancy data, the survival probability curves, and the Monte Carlo model methodology used by the above financial institution. Based on the results of this due diligence, we have established the estimated fair value of the life settlement contracts at December 31, 2006.

The following table illustrates the fair value sensitivity due to changes in life expectancy assumptions:

Change in Average	Fair
Life Expectancy	Values
(in thousands)
-1 year	$485,816
-0.5 year	$430,127
0	$377,767
+0.5 year	$326,003
+ 1 year	$277,257

Recent Accounting Pronouncements

See Item 8, Note 2 (l) to the Consolidated Financial Statements for a discussion on recently issued accounting pronouncements not yet adopted.

Off-Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2006, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

Non-GAAP Financial Measure

We have presented diluted book value per common share calculated using the “If-Converted” method, rather than the “Treasury Stock” method, which is a non-GAAP financial measure. We have included this measure because it takes into account the effect of dilutive securities and, therefore, we believe this is a better measure of calculating shareholder returns than book value per share. The following table is a reconciliation of diluted book value per share to book value per share:

	At December 31
	2006	2005	2004
	(in thousands, except per share)
Common shareholders’ equity	$3,912,647	$3,012,351	$3,238,064
Shares outstanding	149,982	148,831	152,737
Book value per share	$26.09	$20.24	$21.20
Diluted book value on a
“as if converted basis”
Common shareholders equity	3,912,647	3,012,351	3,238,064
add in:
proceeds on excerise of options	94,811	117,808	94,724
proceeds on exercise of warrants	244,363	244,812	244,812
Adjusted shareholders equity	$4,251,821	$3,374,971	$3,577,600
As if converted diluted shares outstanding
Shares outstanding	149,982	148,831	152,737
add in:
vested phantom stock units	46	38	28
vesting of restricted stock	2,229	1,172	2,183
exersice of options	5,147	6,174	5,694
exercise of warrants	19,644	19,651	19,619
Diluted shares outstanding	177,048	175,866	180,261
Diluted book value per share	$24.02	$19.19	$19.85

ITEM 7A.        Quantitative and Qualitative Disclosure about Market Risk

We are exposed to potential loss on our investment portfolio from various market risks, including changes in interest rates and foreign currency exchange rates, and from credit risk. Our investment portfolio primarily consists of fixed income securities denominated in both U.S. and foreign currencies. External investment professionals manage our portfolio under the direction of our management in accordance with investment guidelines provided by us. Our guidelines do not permit the use of derivatives other than foreign currency forward contracts. In the future, we may change our guidelines to permit the use of derivatives.

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

The current duration target range for our investment portfolios is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to use investment performance benchmarks that reflect this duration target. Management periodically revises these investment benchmarks based on business and economic factors, including the average duration of our potential liabilities. At December 31,

2006 and 2005, our invested assets (assets under management by external investment managers) had an approximate average duration of 3.0 years. When incorporating our operating cash into this calculation, the average duration at December 31, 2006 and 2005 is reduced to 2.6 years.

At December 31, 2006, we held $2,868.6 million (2005: $2,433.6 million) at fair value, or 29.9% (2005: 31.6%) of our total cash and investments, in mortgage-backed securities. When interest rates decline, these assets are exposed to prepayment risk, which occurs when holders of underlying mortgages increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency with which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at December 31, 2006. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of total cash and fixed maturities investments

	Interest Rate Shift in Basis Points
	-100	-50	0	+50	+100
	(in thousands)
Total Market Value	$8,666,341	$8,573,917	$8,474,607	$8,370,234	$8,262,453
Market Value Change from Base	2.26%	1.17%	0.00%	(1.23)%	(2.57)%
Change in Unrealized Value	$191,734	$99,310	$—	$(104,373)	$(212,154)

Foreign Currency Risk.   Fluctuations in foreign currency exchange rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio that are denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. From time to time, we have entered into several foreign currency forward contracts in order to minimize the effects of fluctuations in foreign currency exchange rates on our foreign currency denominated assets and liabilities. Additionally our investment managers may also enter into foreign currency forward contracts to manage portfolio risk and enhance investment returns. A foreign currency forward contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. However, we do not expect to enter into such contracts with respect to a material amount of our assets. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our Consolidated Statements of Operations under Item 8 of this report.

At December 31, 2006, the net contractual amount of foreign currency forward contracts was $7.2 million (2005: $87.0 million) with an unrealized loss of $0.9 million (2005: $0.5 million gain).

At December 31, 2006, we had insurance and reinsurance premium balances receivable of $1,125.8 million (2005: $1,027.0 million). Of this balance, 86.4% was denominated in U.S. dollars, 5.0% was denominated in Euro and 6.3% in Sterling. A 10% increase or decrease in the value of the Euro and Sterling currencies against the U.S. dollar would produce a gain or loss of approximately $12.7 million at December 31, 2006 compared to $11.4 million at December 31, 2005.

Credit Risk.   We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We attempt to limit our credit exposure by purchasing fixed income investments rated BBB-/Baa3 or higher. In addition, we have limited our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A-/A3 or above and 2% or less of our portfolio for securities rated between BBB-/Baa3 and BBB+/Baa1. At December 31, 2006, we did not have an aggregate exposure to any single issuer of more than 10% of our shareholders’ equity, other than with respect to U.S. government and agency securities. In addition, we have credit risk under some contracts where we receive premiums in return for assuming the risk of default on pre-determined portfolios of sovereign and corporate obligations.

Value-at-Risk:   Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in the fair values of our cash and invested assets. The VaR calculation is calculated using a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our cash and invested assets at December 31, 2006 was approximately $202.1 million, or 2.1%, compared to $252.2 million, or 2.6% at December 31, 2005, which represents the potential loss in fair value of our invested assets portfolio over a one year time horizon within a 95% confidence level. There was a decrease in our VaR which resulted from the shortening of the invested assets duration over the period. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position. During the years ended 2006 and 2005 actual changes in fair value did not exceed the VaR amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited

We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche
Hamilton, Bermuda
February 28, 2007

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMEBER 31, 2006 AND 2005

	2006	2005
	(in thousands)
Assets
Investments:
Fixed maturity investments available for sale, at fair value (Amortized cost 2006: $6,574,249; 2005: $6,090,998)	$6,532,723	$6,012,425
Other investments, at fair value	1,130,664	409,504
Total investments	7,663,387	6,421,929
Cash and cash equivalents	1,989,287	1,280,990
Accrued interest receivable	76,967	59,784
Insurance and reinsurance premium balances receivable	1,125,822	1,026,975
Reinsurance recoverable balances	1,293,660	1,455,248
Reinsurance recoverable balances on paid losses	65,494	62,862
Deferred acquisition costs	251,799	196,388
Prepaid reinsurance premiums	241,821	281,579
Securities lending collateral	794,149	998,349
Goodwill and intangible assets	29,041	37,013
Other assets	133,860	104,859
Total assets	$13,665,287	$11,925,976
Liabilities
Reserve for losses and loss expenses	$5,015,113	$4,743,338
Unearned premiums	2,015,556	1,760,467
Insurance and reinsurance balances payable	294,374	314,232
Securities lending payable	791,744	995,287
Senior notes	499,144	499,046
Liability under repurchase agreement	400,000	—
Net payable for investments purchased	62,185	76
Other liabilities	174,524	101,179
Total liabilities	9,252,640	8,413,625
Commitments and Contingencies
Shareholders’ Equity
Series A preferred shares (issued and outstanding 2006: 10,000; 2005: 10,000)	$125	$125
Series B preferred shares (issued and outstanding 2006: 2,500; 2005: 2,500)	31	31
Common shares (issued and outstanding 2006: 149,982; 2005: 148,831)	1,875	1,861
Additional paid-in capital	2,429,250	2,386,200
Accumulated other comprehensive loss	(44,638)	(77,798)
Retained earnings	2,026,004	1,201,932
Total shareholders’ equity	4,412,647	3,512,351
Total liabilities and shareholders’ equity	$13,665,287	$11,925,976

See accompanying notes to consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$2,694,270	$2,553,683	$2,028,397
Net investment income	407,100	256,712	152,072
Net realized investment (losses) gains	(25,702)	(16,912)	13,634
Other insurance related income (loss)	2,893	(5,085)	11,253
Total revenues	3,078,561	2,788,398	2,205,356
Expenses
Net losses and loss expenses	1,425,855	2,051,129	1,246,244
Acquisition costs	386,959	337,383	280,568
General and administrative expenses	268,396	212,842	187,305
Foreign exchange (gains) losses	(32,505)	54,090	(14,484)
Interest expense and financing costs	32,954	32,447	5,285
Total expenses	2,081,659	2,687,891	1,704,918
Income before income taxes	996,902	100,507	500,438
Income tax expense	33,842	6,067	5,440
Net income	963,060	94,440	494,998
Preferred share dividends	37,295	4,379	—
Net income available to common shareholders	$925,765	$90,061	$494,998
Weighted average common shares and common share equivalents:
Basic	149,745	143,226	152,554
Diluted	164,394	157,524	165,876
Earnings per common share:
Basic	$6.18	$0.63	$3.24
Diluted	$5.63	$0.57	$2.98
Cash dividends declared per common share	$0.615	$0.60	$0.50

See accompanying notes to the consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(in thousands)
Net income	$963,060	$94,440	$494,998
Other comprehensive income, net of tax
Net loss on supplemental executive retirement plans (SERPs)	(484)	—	—
Unrealized gains (losses) arising during the year	22,517	(72,211)	(3,216)
Adjustment for re-classification of investment losses (gains) realized in net income	15,630	(18,542)	(9,033)
Comprehensive income	$1,000,723	$3,687	$482,749

See accompanying notes to consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(in thousands)
Preferred shares
Balance at beginning of year	$156	$—	$—
Series A and B preferred shares issued during the year	—	156	—
Balance at end of year	156	156	—
Common shares
Balance at beginning of year	1,861	1,910	1,906
Issued during the year	14	111	4
Repurchased during the year	—	(160)	—
Balance at end of year	1,875	1,861	1,910
Additional paid-in capital
Balance at beginning of year	2,386,200	2,017,144	2,000,731
Shares issued during year, net of costs	305	684,765	(1,718)
Repurchased during year	(335)	(349,840)	—
Stock option exercise	17,411	8,577	729
Share-based compensation expense	25,669	25,554	17,402
Balance at end of year	2,429,250	2,386,200	2,017,144
Accumulated other comprehensive (loss) income
Balance at beginning of year	(77,798)	12,915	25,164
Change in unrealized gains (losses) on fixed maturity investments	38,326	(92,409)	(12,594)
Change in net loss on SERP	(484)	—	—
Adjustment to initially adopt FASB Statement No. 158	(4,503)	—	—
Change in deferred taxes	(179)	1,696	345
Balance at end of year	(44,638)	(77,798)	12,915
Retained earnings
Balance at beginning of year	1,201,932	1,206,095	789,347
Net income for year	963,060	94,440	494,998
Series A and B preferred shares dividends	(37,295)	(4,379)	—
Common share dividends	(101,693)	(94,224)	(78,250)
Balance at end of year	2,026,004	1,201,932	1,206,095
Total Shareholders’ Equity	$4,412,647	$3,512,351	$3,238,064

See accompanying notes to consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$963,060	$94,440	$494,998
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	25,702	16,912	(13,634)
Change in carrying value of other investments	(32,384)	(9,517)	0
Amortization/accretion of fixed maturities	31,913	32,009	31,136
Other amortization and depreciation	8,680	9,274	5,213
Share-based compensation expense	25,669	25,553	17,403
Changes in:
Accrued interest receivable	(17,183)	(12,076)	(17,957)
Reinsurance recoverable balances	158,956	(898,894)	(471,400)
Deferred acquisition costs	(55,411)	14,694	(74,801)
Prepaid reinsurance premiums	39,758	(10,355)	(106,188)
Reserve for loss and loss expenses	271,775	2,315,861	1,411,714
Unearned premiums	255,089	115,659	501,324
Insurance and reinsurance balances, net	(118,705)	(46,121)	(157,473)
Other items	56,386	(64,498)	(20,384)
Net cash provided by operating activities	1,613,305	1,582,941	1,599,951
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(27,751)	—
Purchase of available-for-sale securities	(4,900,182)	(7,324,809)	(7,632,473)
Sales and maturities of available-for-sale securities	4,435,543	6,440,423	5,747,301
Purchases of other investments	(701,584)	(300,872)	(105,812)
Net cash used in investing activities	(1,166,223)	(1,213,009)	(1,990,984)
Cash flows from financing activities:
Dividends paid—common shares	(90,575)	(82,777)	(67,966)
Dividends paid—preferred shares	(37,295)	—	—
Proceeds from issuance of senior notes	—	—	495,714
Proceeds from repurchase agreement	400,000	—	—
Repurchase of shares	(335)	(350,000)	—
Issuance of common shares, net	17,856	204,046	(986)
Issuance of preferred shares, net	(126)	489,564	—
Net cash provided by financing activities	289,525	260,833	426,762
Effect of exchange rate changes on foreign currency cash	(28,310)	17,896	(8,575)
Increase in cash and cash equivalents	708,297	648,661	27,154
Cash and cash equivalents—beginning of period	1,280,990	632,329	605,175
Cash and cash equivalents—end of period	$1,989,287	$1,280,990	$632,329
Supplemental disclosures of cash flow information:
Income taxes paid	$56,178	$27,800	$17,626
Interest paid	$28,750	$30,051	$—

See accompanying notes to consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

1.                 History

AXIS Capital Holdings Limited (“AXIS Capital”) is the Bermuda-based holding company for the AXIS group of companies, collectively “the Company”. AXIS Capital was incorporated on December 9, 2002, under the laws of Bermuda. Through its subsidiaries organized in Bermuda, Ireland and the United States, AXIS Capital provides a broad range of insurance and reinsurance products on a worldwide basis under two distinct global underwriting platforms, AXIS Insurance and AXIS Re.

2.                 Summary of Significant Accounting Policies

a)   Basis of Presentation

The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the Financial Accounting Standards Board, a United States based accounting standard setter.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company as well as all variable interest entities (VIEs) for which the Company is the primary beneficiary, as defined under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns or both. All significant inter-company accounts and transactions have been eliminated. All amounts are reported in U.S. dollars.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates reflected in the Company’s consolidated financial statements are:

•       the reserve for losses and loss expenses;

•       the estimate of reinsurance recoverable balances, including the provision for unrecoverable reinsurance;

•       the premium estimates for business written on a line slip or proportional basis;

•       the estimation of fair values for other investments;

•       the estimation of prepayment for mortgage-backed and asset-backed securities;

•       the valuation of deferred tax assets; and

•       the impairments to the carrying value of the investment portfolio.

While the amounts included in the consolidated financial statements reflect management’s best estimates and assumptions, these amounts could ultimately differ from those estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

b)   Investments

Investments available for sale

Investments that are considered to be “available for sale” under the definition included in FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, are reported at fair value at the balance sheet date. The fair value of investments is based upon quoted market values where available or by reference to broker or underwriter bid indications. The net unrealized gain or loss on investments, net of tax, is included as accumulated other comprehensive income (loss) in shareholders’ equity.

Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on sales of investments are determined based on the specific identification method. Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method and is net of investment fees. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

Other investments

The Company accounts for its collateralized loan obligations (“CLOs”), investment funds and life settlement contracts at fair value. Interest, dividend income, income distributions, changes in net asset values, and realized gains and losses are included in net investment income.

The Company invests in both senior debt and equity tranches of CLOs. The fair value of senior debt tranches is based on available market prices; whereas, the fair value of equity tranches is derived by amortizing the invested amounts at rates which incorporate certain assumptions such as market default rates, weighted average spread earned and recovery rates over the expected life of the security. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

Investment funds include a short duration high yield fund, credit funds and fund of hedge funds. The fair value for these investment funds is determined by management using the net asset value provided by the third party administrators of these funds.

The Company elected to use the fair value method to account for all of the life settlement contracts under FASB Staff Position No. FTB 85-4-1, Accounting for Life Settlement Contracts by Third Party Investors. The fair value of the life settlement contracts is based on discounting the estimated cash flows of the life insurance policies, as calculated by a financial institution and reviewed by management. The discount factor is calculated by deriving a risk yield curve which incorporates the USD LIBOR swap rates, credit spreads for the life insurance companies and a spread for longevity risk as observed in the secondary market. Changes in the fair value of life settlement contracts, life insurance proceeds and life premium

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

payments are included in net investment income. The cash flows relating to the life settlement contracts are included in investing activities in the Consolidated Statements of Cash Flows.

The Company has no significant influence and does not participate in the management of CLOs, investment funds and the life settlement contracts.

Other than temporary declines in investments

The Company assesses quarterly whether declines in fair value of its investments represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company’s intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company has determined that there is an other than temporary impairment in the fair value of the security, the cost of the security is written down to the fair value and the unrealized loss at the time of the determination is charged to net realized investment (losses)gains in the Consolidated Statement of Operations.

c)   Cash and cash equivalents

Cash equivalents include money-market funds and fixed interest deposits placed with a maturity of under 90 days when purchased. At December 31, 2006, cash and cash equivalents included restricted cash of $105.7 million primarily for funding future life insurance premiums (see Notes 6 (c) and 11(h)) and collateralizing certain reinsurance agreements.

d)   Premiums and Acquisition Costs

Premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums assumed are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Premiums are generally contractually stated except for business written on a line slip or proportional basis. Under FAS No. 60, Accounting and Reporting by Insurance Enterprises, a company is permitted to book premium as long as it is reasonably estimable. For line slip premiums, the Company receives an initial estimate of expected premium from the client via the broker. In the case of proportional contracts, the Company receives an estimate of the expected premium to be ceded from its client. The Company monitors the emergence of actual premium data on line slip policies and proportional reinsurance contracts and adjusts its estimates of written premiums to reflect reported premiums on a periodic basis as additional information becomes available.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

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

e)   Reinsurance

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

The reserve for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that will ultimately not be recovered due to reinsurer insolvency, contractual disputes or some other reason. The valuation of this reserve for uncollectible reinsurance includes several processes including a review of the credit ratings of the reinsurance recoverables by reinsurer, an analysis of default probabilities as well as coverage issues. These factors require considerable management judgment and the factors are reviewed in detail on a regular basis with any resulting adjustments reflected in losses and loss expenses in our Consolidated Statement of Operations in the period that collection issues are identified.

f)   Losses and Loss Expenses

Reserves for losses and loss expenses are established by management with assistance from the Company’s independent actuaries. They represent an estimate of the total cost of claims that are reported but not yet paid, the cost of additional case reserves on claims reported to the Company but not considered to be adequately reserved and the anticipated cost of claims incurred but not reported (“IBNR”).

IBNR is estimated by management in consultation with the independent actuaries who use actuarial models to derive IBNR. The Bornhuetter-Ferguson and initial expected loss ratio (“IELR”) methods are primarily used although the chain ladder (“loss emergence”) method is also utilized for some lines of business. The Bornhuetter-Ferguson method takes as a starting point an assumed ultimate loss and loss expense ratio and blends in the loss and loss expense ratio implied by the experience to date.

The IELR method estimates ultimate loss and loss expenses based on pricing information and industry data. Both methods are typically used by companies with limited loss experience.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

For the insurance segment, the assumed ultimate loss and loss expense ratios are based on benchmarks derived from the independent actuaries wider market experience together with our limited historical data. These benchmarks are then adjusted for rating increases or decreases and changes in terms and conditions that have been observed by the market and by the Company. For the reinsurance segment, the assumed ultimate loss and loss expense ratios are based on contract-by-contract initial expected loss ratios derived during pricing together with benchmarks derived from the independent actuaries wider market experience.

Applying these loss and loss expense ratios to earned premium derives the estimated baseline ultimate costs of the losses from which paid losses and reported case reserves are deducted to generate baseline IBNR. The actuarial methodologies used to derive the baseline estimate can not fully allow for all uncertainties within the Company’s business. To reduce some of these uncertainties, management performs in conjunction with the independent actuaries an analysis of additional factors to be considered when establishing IBNR. These uncertainties may vary over time, but generally contemplate matters such as the timing and emergence of claims or short term market trends that might alter the Company’s otherwise consistent baseline approach. A combination of the baseline estimate of IBNR and the reserves for the additional uncertainties constitutes management’s and the actuaries’ best estimate of IBNR.

While management believes that the reserves for unpaid losses and loss expenses are sufficient to pay losses that fall within coverages assumed by the Company, the actual losses and loss expenses incurred by the Company may be materially greater or less than the reserve provided. Due to the limited length of time that the Company has been operating, actual loss experience is limited; this increases the potential for material deviation from currently estimated amounts. The methods of determining such estimates and establishing the resulting reserve are reviewed quarterly and any adjustments are reflected in income in the period in which they become known.

g)   Foreign Currency Transactions

The functional currency of the Company and its subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Operations. Revenues and expenses in foreign currencies are translated at average exchange rates during the year.

h)   Stock Compensation

On January 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended under FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”), under the prospective method permitted for stock-based awards granted subsequent to January 1, 2003.

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123 (revised 2004), Share-Based Payments (“FAS 123 (R)”) using the modified prospective approach. Under both FAS 123 and FAS 123 (R), compensation expense for stock options and for restricted stock awards granted to employees is based on the grant-date fair value and recorded over the requisite service period. However, FAS 123(R) requires an estimate of forfeiture benefits at the time of grant be incorporated into the

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

determination of share-based compensation expense. For awards that have a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the vesting period for each separate vesting portion of the award as if the award was, in-substance, multiple awards. The Company has not issued awards subject to performance and market conditions. The adoption of FAS 123 (R) did not have a significant impact on net income and basic and diluted earnings per share for 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to all of its stock-based compensation.

	Year ended December 31
	2005	2004
	(in thousands)
Net income available to common shareholders, as reported	$90,061	$494,998
Add: Stock based compensation expense included in net income, net of related tax effects	21,956	15,008
Deduct: Total stock-based employee compensation determined under fair value methods for all awards, net of related tax effects	(22,671)	(17,848)
Pro- forma net income available to common shareholders	$89,346	$492,158
Earnings per common share:
Basic—as reported	$0.63	$3.24
Basic—pro forma	$0.62	$3.23
Diluted—as reported	$0.57	$2.98
Diluted—pro forma	$0.57	$2.97

i)   Derivative Instruments

The Company accounts for its derivative instruments using FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). For non-hedging transactions, FAS 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with movements in fair value reflected in earnings. The Company may enter into derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts in order to manage duration and foreign currency exposure, obtain exposure to a particular financial market or for yield enhancement. The Company manages the exposure to these instruments based on guidelines established by management and these derivative instruments are carried at fair value with the corresponding changes in fair value recognized in the Consolidated Statements of Operations in the period that they occur.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

credit spreads and credit qualities and when data is not readily available from the market, the Company uses data from independent counterparties.

Investment Related Derivative Instruments

The Company currently uses foreign currency forward contracts in its investment portfolios to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. Realized and unrealized gains (losses) on foreign currency forward contracts that are purchased as part of the Company’s investment strategies are recognized in realized investment gains (losses) in the Consolidated Statements of Operations.

Foreign Currency Related Derivative Instruments

The Company currently uses foreign currency forward contracts as part of its process to manage foreign currency exposures in the balance sheet. Foreign currency forward contracts are purchased as economic hedges to minimize the effect of fluctuating foreign currencies but are not specifically identifiable against cash, any single security or any groups of securities, insurance and reinsurance premium balances receivable or the reserve for losses and loss expenses and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. Realized and unrealized gains (losses) on foreign currency forward contracts that are purchased as economic hedges of the Company’s net foreign exposure are recognized in foreign exchange losses (gains) in the Consolidated Statements of Operations.

j)   Intangible Assets

The Company accounts for intangible assets in accordance with FAS No. 142, Goodwill and Other Intangible Assets. The Company does not amortize goodwill or identifiable intangible assets with indefinite lives, but rather re-evaluates on a yearly basis, or whenever changes in circumstances warrant, the recoverability of the assets. If it is determined that an impairment exists, the Company adjusts the carrying value of the assets to fair value. In respect of intangible assets with finite lives, the Company amortizes the value of the assets over their useful lives.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

A valuation allowance against deferred tax assets is recorded when management’s assessment indicates that it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future.

l)   Recently Issued Accounting Policies Not Yet Adopted

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company will adopt FIN 48 effective January 1, 2007. This interpretation will not have a significant impact on the Company’s financial condition, results of operations and cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by evel within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The Company is currently evaluating the potential adoption impact of FAS 157 on the Company’s financial condition, results of operations and cash flows.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, Disclosures about Fair Value of Financial Instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is permitted as of January 1, 2007, provided that the entity makes that choice in the first quarter of 2007 and also elects to apply the provisions of FAS 157. The Company is currently evaluating the potential adoption impact of FAS 159 on the Company’s financial condition, results of operations and cash flows.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

3.                 Segment Information

The Company has two underwriting segments: insurance and reinsurance. These have been determined on the basis of underlying information reviewed by the Company’s chief decision maker, the Chief Executive Officer.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

3.   Segment Information (Continued)

The following tables summarize the underwriting results, income before income taxes and ratios for the Company’s reportable operating segments and sub-segments:

	Year ended December 31, 2006
	Global	U.S.	Total
	Insurance	Insurance	Insurance	Reinsurance	Total
	(in thousands)
Gross premiums written	$958,251	$1,112,216	$2,070,467	$1,538,569	$3,609,036
Ceded premiums	(107,718)	(502,350)	(610,068)	(9,789)	(619,857)
Net premiums written	850,533	609,866	1,460,399	1,528,780	2,989,179
Gross premiums earned	885,348	1,070,619	1,955,967	1,397,917	3,353,884
Net premiums earned	746,393	559,367	1,305,760	1,388,510	2,694,270
Other insurance related income	—	1,758	1,758	1,135	2,893
Net losses and loss expenses	(331,778)	(304,906)	(636,684)	(789,171)	(1,425,855)
Acquisition costs	(102,673)	(49,329)	(152,002)	(234,957)	(386,959)
General and administrative expenses	(49,058)	(106,858)	(155,916)	(53,658)	(209,574)
Underwriting income	$262,884	$100,032	$362,916	$311,859	674,775
Corporate:
Corporate expenses					(58,822)
Net investment income					407,100
Net realized investment losses					(25,702)
Foreign exchange gains					32,505
Interest expense					(32,954)
Income before income taxes					$996,902
Net loss and loss expense ratio	44.5%	54.5%	48.8%	56.8%	52.9%
Acquisition cost ratio	13.8%	8.8%	11.6%	16.9%	14.4%
General and administrative expense ratio	6.6%	19.1%	11.9%	3.9%	10.0%
Combined ratio	64.9%	82.4%	72.3%	77.6%	77.3%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

3.                 Segment information (Continued)

	Year ended December 31, 2005
	Global	U.S.	Total
	Insurance	Insurance	Insurance	Reinsurance	Total
	(in thousands)
Gross premiums written	$861,098	$1,013,919	$1,875,017	$1,518,868	$3,393,885
Ceded premiums	(211,395)	(495,855)	(707,250)	(27,646)	(734,896)
Net premiums written	649,703	518,064	1,167,767	1,491,222	2,658,989
Gross premiums earned	971,548	918,271	1,889,819	1,388,447	3,278,266
Net premiums earned	748,015	453,534	1,201,549	1,352,134	2,553,683
Other insurance related (loss) income	(5,865)	780	(5,085)	—	(5,085)
Net losses and loss expenses	(492,667)	(390,140)	(882,807)	(1,168,322)	(2,051,129)
Acquisition costs	(97,908)	(21,092)	(119,000)	(218,383)	(337,383)
General and administrative expenses	(36,794)	(80,909)	(117,703)	(48,410)	(166,113)
Underwriting income (loss)	$114,781	$(37,827)	$76,954	$(82,981)	(6,027)
Corporate:
Corporate expenses					(46,729)
Net investment income					256,712
Net realized investment losses					(16,912)
Foreign exchange losses					(54,090)
Interest expense					(32,447)
Income before income taxes					$100,507
Net loss and loss expense ratio	65.9%	86.0%	73.5%	86.4%	80.3%
Acquisition cost ratio	13.1%	4.7%	9.9%	16.2%	13.2%
General and administrative expense ratio	4.9%	17.8%	9.8%	3.6%	8.3%
Combined ratio	83.9%	108.5%	93.2%	106.2%	101.8%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

3.   Segment information (Continued)

	Year ended December 31, 2004
	Global	U.S.	Total
	Insurance	Insurance	Insurance	Reinsurance	Total
	(in thousands)
Gross premiums written	$1,095,328	$824,235	$1,919,563	$1,092,748	$3,012,311
Ceded premiums	(162,130)	(394,148)	(556,278)	(32,360)	(588,638)
Net premiums written	933,198	430,087	1,363,285	1,060,388	2,423,673
Gross premiums earned	913,382	689,037	1,602,419	908,428	2,510,847
Net premiums earned	796,566	349,287	1,145,853	882,544	2,028,397
Other insurance related income	10,264	—	10,264	989	11,253
Net losses and loss expenses	(451,724)	(234,746)	(686,470)	(559,774)	(1,246,244)
Acquisition costs	(124,953)	(10,779)	(135,732)	(144,836)	(280,568)
General and administrative expenses	(35,052)	(71,482)	(106,534)	(41,662)	(148,196)
Underwriting income	$195,101	$32,280	$227,381	$137,261	364,642
Corporate:
Corporate expenses					(39,109)
Net investment income					152,072
Net realized investment gains					13,634
Foreign exchange gains					14,484
Interest expense					(5,285)
Income before income taxes					$500,438
Net loss and loss expense ratio	56.7%	67.2%	59.9%	63.5%	61.4%
Acquisition cost ratio	15.7%	3.1%	11.8%	16.4%	13.8%
General and administrative expense ratio	4.4%	20.5%	9.3%	4.7%	9.2%
Combined ratio	76.8%	90.8%	81.0%	84.6%	84.4%

The following table presents our gross premiums written by geographical location of subsidiary:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Bermuda	$1,084,716	$1,027,494	$1,163,389
Europe	900,778	762,777	660,064
United States	1,623,542	1,603,614	1,188,858
Total gross premium written	$3,609,036	$3,393,885	$3,012,311

4.                 Business Combinations

On August 1, 2005, the Company completed the purchase of Fireman’s Fund Insurance Company of Wisconsin, which is licensed in 48 states of the United States and the District of Columbia. Fireman’s Fund

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

4.                 Business Combinations (Continued)

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

In addition to the loss reserves and related reinsurance recoverable, the assets of AXIS Insurance U.S. included fixed income securities and accrued interest of $18.8 million, cash equivalents of $0.7 million and licenses of $9.0 million (recorded as an intangible asset with an indefinite life: refer to Note 5, below). These assets were recorded at their fair values on the date of acquisition. The purchase price has been fully allocated against the fair values of the assets and liabilities; consequently, no goodwill was recorded.

5.                 Goodwill and Intangible Assets

The following table shows an analysis of intangible assets:

		Intangible	Intangible
		assets with an	assets with a
	Goodwill	indefinite life	finite life	Total
	(in thousands)
Net balance at December 31, 2004	$2,750	$17,079	$11,905	$31,734
Additions	—	8,957	—	8,957
Amortization	—	—	(3,678)	(3,678)
Net balance at December 31, 2005	2,750	26,036	8,227	37,013
Additions	—	—	401	401
Reclassification on adoption of FAS 158	—	—	(4,571)	(4,571)
Amortization	—	—	(3,802)	(3,802)
Net balance at December 31, 2006	$2,750	$26,036	$255	$29,041
Gross balance	$2,750	$26,036	$6,135	$34,921
Accumulated amortization	—	—	(5,880)	(5,880)
Net balance	$2,750	$26,036	$255	$29,041

In 2006, the Company adopted FASB Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”), an amendment of FASB Statements No 87, 88, 106 and 132 (R). Accordingly, at December 31, 2006, the Company reclassified the remaining unrecognized prior service costs from intangible assets to accumulated other comprehensive income and recorded a negligible unfunded pension liability in other liabilities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

6.                 Investments

a)     Fixed Maturity Investments

All fixed maturity investments are held as available for sale. The amortized cost and fair values are as follows:

	At December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Type of Investment	Cost	Gains	Losses	Value
	(in thousands)
U.S. government and agency securities	$1,190,700	$3,639	$(16,428)	$1,177,911
Non-U.S. government securities	146,847	9,182	(2,771)	153,258
Corporate debt securities	1,423,146	5,470	(10,063)	1,418,553
Mortgage-backed securities	2,896,362	9,758	(37,542)	2,868,578
Asset-backed securities	540,118	549	(2,317)	538,350
States, municipalities and political subdivisions	377,076	1,257	(2,260)	376,073
Total fixed maturity investments	$6,574,249	$29,855	$(71,381)	$6,532,723

	At December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Type of Investment	Cost	Gains	Losses	Value
	(in thousands)
U.S. government and agency securities	$1,589,640	$2,782	$(20,011)	$1,572,411
Non-U.S. government securities	143,534	475	(6,513)	137,496
Corporate debt securities	1,236,928	3,406	(20,456)	1,219,878
Mortgage-backed securities	2,466,324	3,568	(36,243)	2,433,649
Asset-backed securities	295,043	315	(3,534)	291,824
States, municipalities and political subdivisions	359,529	470	(2,832)	357,167
Total fixed maturity investments	$6,090,998	$11,016	$(89,589)	$6,012,425

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

6.                 Investments (Continued)

The following tables summarize the fixed income securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	At December 31, 2006
	12 months or greater		Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Investment	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. government and agency securities	$536,403	$(13,909)	$364,668	$(2,519)	$901,071	$(16,428)
Non-U.S. government securities	4,957	(151)	131,457	(2,620)	136,414	(2,771)
Corporate securities	421,943	(7,556)	449,679	(2,507)	871,622	(10,063)
Mortgage-backed securities	1,420,196	(33,607)	536,721	(3,935)	1,956,917	(37,542)
Asset-backed securities	149,673	(1,961)	166,200	(356)	315,873	(2,317)
Municipals	105,832	(1,803)	130,511	(457)	236,343	(2,260)
Total	$2,639,004	$(58,987)	$1,779,236	$(12,394)	$4,418,240	$(71,381)

	At December 31, 2005
	12 months or greater		Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Investment	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. government and agency securities	$527,787	$(10,823)	$746,012	$(9,406)	$1,273,799	$(20,229)
Non-U.S. government securities	—	—	115,871	(6,196)	115,871	(6,196)
Corporate securities	258,287	(6,361)	813,927	(14,314)	1,072,214	(20,675)
Mortgage-backed securities	309,808	(8,980)	1,674,865	(27,262)	1,984,673	(36,242)
Asset-backed securities	107,636	(2,198)	85,714	(1,217)	193,350	(3,415)
Municipals	55,720	(1,476)	157,116	(1,356)	212,836	(2,832)
Total	$1,259,238	$(29,838)	$3,593,505	$(59,751)	$4,852,743	$(89,589)

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include, the time period during which there has been a significant decline in value, the significance of the decline, an analysis of financial condition of the issuer, and the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company’s analysis of the above factors results in the Company’s conclusion that declines in fair values are other than temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized in the period in which such determination is made.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

6.                 Investments (Continued)

As of December 31, 2006, there were approximately 1,945 securities (2005: 2,113) in an unrealized loss position with a fair value of $4,418.2 million (2005: $4,852.7 million). Of these securities, there are 1,497 securities (2005: 517) that have been in an unrealized loss position for 12 months or greater with a fair value of $2,639.0 million (2005: $1,259.2 million). At December 31, 2006 and 2005 none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues. In 2006, the Company recorded an impairment charge of $4.6 million (2005 and 2004: nil) relating to 36 securities that the Company determined to be other than temporarily impaired, included in net realized (losses) gains in the Consolidated Statements of Operations.

The following table sets forth certain information regarding the credit ratings of the Company’s fixed maturity portfolio:

	At December 31, 2006
	Amortized	Fair	% of Total
Rating*	Cost	Value	Fair Value
	(in thousands)
AAA	$5,212,337	$5,178,035	79.3%
AA	315,052	312,565	4.8%
A	483,370	480,502	7.3%
BBB	563,490	561,621	8.6%
Total	$6,574,249	$6,532,723	100.0%

	At December 31, 2005
	Amortized	Fair	% of Total
Rating*	Cost	Value	Fair Value
	(in thousands)
AAA	$4,796,468	$4,734,087	78.8%
AA	202,695	199,352	3.3%
A	543,588	536,377	8.9%
BBB	548,247	542,609	9.0%
	$6,090,998	$6,012,425	100.0%

*                    Ratings as assigned by Standard & Poor’s Corporation

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

6.      Investments (Continued)

The contractual maturities of fixed maturity investments are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2006
	Amortized	Fair	% of Total
Maturity	Cost	Value	Fair Value
	(in thousands)
Due in one year or less	$526,194	$524,190	8.0%
Due after one year through five years	1,614,763	1,606,197	24.6%
Due after five years through ten years	853,672	852,387	13.0%
Due after ten years	143,141	143,021	2.2%
Mortgage and asset-backed securities	3,436,479	3,406,928	52.2%
	$6,574,249	$6,532,723	100.0%

	At December 31, 2005
	Amortized	Fair	% of Total
Maturity	Cost	Value	Fair Value
	(in thousands)
Due in one year or less	$361,549	$357,267	6.0%
Due after one year through five years	1,914,885	1,883,362	31.3%
Due after five years through ten years	895,809	887,136	14.8%
Due after ten years	157,388	159,187	2.6%
Mortgage and asset-backed securities	2,761,367	2,725,473	45.3%
	$6,090,998	$6,012,425	100.0%

b)   Net Investment Income

Net investment income is derived from the following sources:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Fixed maturities and cash equivalents	$368,731	$246,295	$156,613
Other investments	46,252	16,956	2,482
Investment expenses, net	(7,883)	(6,539)	(7,023)
Net investment income	$407,100	$256,712	$152,072

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

6.      Investments (Continued)

The following represents an analysis of gross realized gains (losses) and the change in unrealized gains (losses) on investments included within accumulated other comprehensive loss:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Gross realized gains	$10,645	$18,794	$30,193
Gross realized losses	(35,291)	(43,042)	(13,761)
Net realized (losses) gains on fixed maturities	(24,646)	(24,248)	16,432
Changes in fair values of derivative instruments	(1,056)	7,336	(2,798)
Net realized investment (losses) gains on investments	$(25,702)	$(16,912)	$13,634
Change in unrealized gains (losses) on fixed maturities	$38,326	$(92,409)	$(12,594)

Proceeds from sales of fixed maturities classified as available for sale were $4,123.5 million, $6,306.7 million and $5,268.7 million in 2006, 2005 and 2004 respectively. The gross gains and losses on those sales are included in the table above.

c)   Other Investments

Beginning in 2004 the Company expanded its investment strategy to other asset sectors. At December 31, 2006, the Company had $1,130.7 million of other investments at fair value (2005: $409.5 million), representing 11.8% (2005: 5.3%) of total cash and investments. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by some managers, the majority of our credit fund valuations are reported on a one month lag. Other investments consist of the following:

	At December 31
	2006	2005
	(in thousands)
Life settlement contracts	$377,767	$—
Collateralized loan obligations	263,621	192,986
Fund of hedge funds	235,377	106,077
Credit funds	156,337	48,897
Short duration high yield fund	97,562	61,544
Total other investments	$1,130,664	$409,504

Life settlement contracts

On December 20, 2006, the Company purchased a 20-year asset-backed note (“Note”) in the amount of $400.0 million issued by a special-purpose entity (“SPE”). The Note has a scheduled maturity date of December 20, 2026 and earns interest at a rate of 8% payable annually in arrears on December 20 of each year. Through the purchase of this Note, the Company is assuming longevity risk on 222 life insurance policies for a period of 20 years. This SPE was determined to be a VIE and the Company is its primary beneficiary. Accordingly, the Company has consolidated the SPE, as well as the underlying SPEs, in its

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

6.      Investments (Continued)

December 31, 2006 Consolidated Balance Sheets and eliminated all inter-company balances including the Note. The consolidated assets and liabilities of the SPEs consist primarily of restricted cash of $65.0 million, life settlement contracts portfolio of $377.8 million and an other liability of $42.8 million. To estimate the fair value of the life settlement contracts portfolio the Company used the following three key assumptions: an average life expectancy of 9.96 years, discount yield of USD LIBOR + 3.7%, and stable life premium rates over the life of the respective policies. The following table is based on the estimated remaining life expectancy as at December 31, 2006.

	Number of	Carrying	Life Insurance
Year	Contracts Realized	Value	Proceeds
		(in thousands)
2007	8	$14,471	$54,963
2008	10	21,326	71,615
2009	12	27,936	83,940
2010	13	34,298	93,043
2011	14	40,357	99,559
Later years	165	239,380	1,162,533
Total	222	$377,768	$1,565,653

The other liability represents the underlying policyholders’ retained beneficial interest in the life insurance policies. This liability is reported at fair value and is included in other liabilities in the Consolidated Balance Sheets. The Note is collateralized by the net assets of the SPE. The creditors of the SPE do not have recourse to the general credit of the Company.

The purchase of the Note was financed by a $400.0 million three-month repurchase agreement at an interest rate of 3-month USD LIBOR plus 0.9% per annum and is reported as a liability under repurchase agreement in the Consolidated Balance Sheets. The Note serves as collateral for this funding facility; however, the Company is required to meet cash margin calls in the event the Note depreciates in value and to pay capital calls, if any called, in accordance with the terms of the Note.

Collateralized loan obligations (“CLOs”)

The Company has invested in various CLOs with the investments ranging from equity to senior debt tranches. At December 31, 2006, the Company had invested in 26 (2005: 21) different CLOs with underlying assets totaling $13.6 billion (2005: $8.6 billion).

d)   Securities Lending

The Company participates in a securities lending program whereby the Company’s securities, which are included in investments, are loaned to third parties, primarily major brokerage firms for short periods of time through a lending agent. The Company maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102.0% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $774.4 million (2005: $974.9 million) in

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

6.      Investments (Continued)

securities on loan at December 31, 2006. The Company considers its securities lending activities to be non-cash investing and financing activities.

e)   Restricted investments

The Company is required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of Letter of Credit requirements. The assets on deposit and used for collateral are primarily highly rated fixed maturity securities. Additionally, to securitize the repurchase agreements the Company has pledged its investments in the life settlement contracts. The components of the fair value of the restricted assets are as follows:

	At December 31
	2006	2005
	(in thousands)
Assets used for collateral in Trust for inter-company agreements	$734,938	$417,647
Life settlement contracts	377,767	—
Deposits with U.S. regulatory authorities	27,934	26,394
Assets used for collateral in Trust for third party agreements	72,321	12,430
Total restricted investments	$1,212,960	$456,471

7.   Reserve for Losses and Loss Expenses

The reserve for losses and loss expenses consists of:

	At December 31
	2006	2005
	(in thousands)
Reserve for reported losses and loss expenses	$1,831,344	$2,017,072
Reserve for losses incurred by not reported	3,183,769	2,726,266
Reserve for losses and loss expenses	$5,015,113	$4,743,338

Net losses and loss expenses incurred consist of:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Net losses and loss expenses payments	$1,018,705	$620,833	$311,250
Change in unpaid losses and loss expenses	248,194	2,329,191	1,406,350
Reinsurance recoveries on unpaid losses	161,588	(868,018)	(463,706)
Reinsurance recoveries on paid losses	(2,632)	(30,877)	(7,650)
Net losses and loss expenses incurred	$1,425,855	$2,051,129	$1,246,244

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

7.                 Reserve for losses and loss expenses (Continued)

The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid losses and loss expenses:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Gross unpaid losses and loss expenses at beginning of period	$4,743,338	$2,404,560	$992,846
Less reinsurance recoverable balances	(1,518,110)	(596,299)	(124,899)
Net balance at beginning of period	3,225,228	1,808,261	867,947
Net incurred losses related to:
Current year	1,642,391	2,434,125	1,427,956
Prior year	(216,536)	(382,996)	(181,712)
	1,425,855	2,051,129	1,246,244
Net paid losses related to:
Current year	(120,143)	(287,290)	(198,226)
Prior year	(898,562)	(333,543)	(113,024)
	(1,018,705)	(620,833)	(311,250)
Net losses and loss expenses acquired	—	—	656
Foreign exchange loss (gain)	23,581	(13,329)	4,664
Net unpaid losses and loss expenses at end of period	3,655,959	3,225,228	1,808,261
Reinsurance recoverable balances at end of period	1,359,154	1,518,110	596,299
Gross unpaid losses and loss expenses at end of period	$5,015,113	$4,743,338	$2,404,560

Net loss and loss expenses incurred include net favorable prior period reserve development of $216.5 million, $383.0 million and $181.7 million during 2006, 2005 and 2004, respectively. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years. These reserve changes were made as part of our regular quarterly reserving process and primarily arose from better than expected emergence of actual claims relative to expectations on our short tail lines of business. The following table summarizes the net favorable development by segment.

	Year ended Decemeber 31
	Global	U.S.	Total
	Insurance	Insurance	Insurance	Reinsurance	Total
	(in thousands)
2006	$(123,242)	$(44,291)	$(167,533)	$(49,003)	$(216,536)
2005	$(242,327)	$(26,416)	$(268,743)	$(114,253)	$(382,996)
2004	$(92,497)	$(14,302)	$(106,799)	$(74,913)	$(181,712)

8.                 Reinsurance

The Company purchases treaty and facultative reinsurance to reduce exposure to large losses or a series of large losses. Facultative reinsurance provides for all or a portion of the insurance provided by a single policy and each policy reinsured is individually negotiated. Treaty reinsurance provides for a specified type or category of risks. The reinsurance agreements are written on either an excess of loss or quota share basis. Excess of loss covers provide a contractually set amount of cover after an excess point

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

8.                 Reinsurance (Continued)

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

The breakdown of ceded premiums by type of cover was as follows:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Treaty:
Quota Share	$252,241	$274,967	$249,441
Excess of Loss	297,207	398,453	295,280
Facultative	70,409	61,476	43,917
Total	$619,857	$734,896	$588,638

Gross and net premiums written and earned were as follows:

	Year ended December 31
	2006		2005		2004
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	written	earned	written	earned	written	earned
	(in thousands)
Gross	$3,609,036	$3,353,884	$3,393,885	$3,278,266	$3,012,311	$2,510,847
Ceded	(619,857)	(659,614)	(734,896)	(724,583)	(588,638)	(482,450)
Net	$2,989,179	$2,694,270	$2,658,989	$2,553,683	$2,423,673	$2,028,397

Reinsurance recoverable and the provision for unrecoverable reinsurance by segment were as follows:

	At December 31, 2006
	Global	U.S.	Total
	Insurance	Insurance	Insurance	Reinsurance	Total
	(in thousands)
Reinsurance recoverable on unpaid losses and loss expenses	$402,036	$906,197	$1,308,233	$19,425	$1,327,658
Reinsurance recoverable on paid losses	30,680	15,762	46,442	19,052	65,494
Provision for unrecoverable reinsurance	(19,150)	(794)	(19,944)	(14,054)	(33,998)
Total reinsurance recoverable	$413,566	$921,165	$1,334,731	$24,423	$1,359,154
% of reinsurance recoverable with Reinsurers rated A- or better*	93.8%	99.0%	97.3%	52.1%	96.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

8.                 Reinsurance (Continued)

At December 31, 2006, the total reinsurance recoverable balance was 13.8% collateralized.

	At December 31, 2005
	Global	U.S.	Total
	Insurance	Insurance	Insurance	Reinsurance	Total
	(in thousands)
Reinsurance recoverable on unpaid losses and loss expenses	$405,366	$974,760	$1,380,126	$90,719	$1,470,845
Reinsurance recoverable on paid losses	16,236	33,633	49,869	12,993	62,862
Provision for unrecoverable reinsurance	—	(2,604)	(2,604)	(12,993)	(15,597)
Total reinsurance recoverable	$421,602	$1,005,789	$1,427,391	$90,719	$1,518,110
% of reinsurance recoverable with Reinsurers rated A- or better*	99.7%	99.4%	99.5%	50.2%	96.5%

*                    Ratings as assigned by S&P and/or A.M. Best

9.                 Derivative Instruments

a)              Investment Derivatives

During 2006, the Company recorded realized and unrealized losses on foreign currency forward contracts in its investment portfolio of $1.1 million (2005: $7.3 million gain; 2004: $3.0 million loss). As at December 31, 2006, the net contractual amount of these foreign currency forward contracts was $2.5 million (2005: $27.1 million; 2004: $30.0 million) with a negligible unrealized loss in each of the three years. During 2006, the Company recorded realized and unrealized losses on mortgage-backed securities that were accounted for as derivatives of $2.8 million (2005: $0.4 million; 2004: $0.3 million gain). At December 31, 2006 and 2005, the Company did not hold any mortgage-backed securities in its investment portfolio that are accounted for as derivatives.

b)              Foreign Currency Derivatives

During 2006, the Company recorded realized and unrealized gains of $6.4 million (2005: $4.9 million; 2004: $nil) on foreign currency forward contracts used to manage foreign currency exposures in the balance sheet. At December 31, 2006, the net contractual amount of these foreign currency forward contracts was $9.7 million (2005: $59.9 million) with an unrealized loss of $0.9 million (2005: $0.7 million gain).

c)     Insurance & Reinsurance Contracts

During 2006, the Company entered into a $100.0 million Total Return Swap Facility (the “Facility”) with a financial institution for the purpose of accessing and isolating natural peril exposures embedded in capital market instruments. The Company utilized half of the Facility to enter into a $50.0 million catastrophe-related total return swap transaction, which was collateralized by a lien over a portfolio of the Company’s investment grade securities. The Company received contract payments in exchange for assuming losses from qualifying earthquake loss events. The total return swap was marked-to-market with the change in estimated fair value reported as other insurance related income (loss) in the Consolidated

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

9.                 Derivative Instruments (Continued)

Statements of Operations. At December 31, 2006, the fair value of the swap was $0.2 million. The quarterly net contract payments, including the Facility fee, are included in other insurance related income (loss). The Facility will terminate on September 15, 2009.

During 2005, the Company terminated all existing reinsurance contracts that were accounted for as derivatives. The change in fair value of these contracts resulted in a net loss of $5.9 million during 2005 and a net gain of $11.3 million in 2004.

10.          Debt and Financing Arrangements

a)              Senior Notes

On November 15, 2004, the Company issued $500.0 million of senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $495.7 million. The Senior Notes bear interest at a rate of 5.75%, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the Senior Notes will mature on December 1, 2014. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, however, the Company has no current intentions of calling the Senior Notes. The Senior

Notes indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the Senior Notes indenture at December 31, 2006 and 2005. The fair value of the Senior Notes at December 31, 2006 was $496.2 million (2005: $498.5 million).

Interest expense includes interest payable, amortization of the offering discount and amortization of debt offering expenses. The offering discount and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. During 2006, the Company incurred interest expense for the Senior Notes of $28.7 million (2005: $28.7 million).

b)              Credit Facilities

As at December 31, 2006, the Company had a $1.5 billion credit facility agreement with a syndicate of lenders. The credit agreement is an unsecured five-year facility that allows the Company and its operating subsidiaries to issue letters of credit up to the full amount of the facility and to borrow up to $500 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit facility will expire on August 25, 2010. The credit agreement contains various loan covenants, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The facility also requires that the Company maintain 1) a minimum consolidated net worth of $2.0 billion plus (A) 25% of consolidated net income (if positive) of AXIS Capital for each semi-annual fiscal period ending on or after December 31, 2005 plus (B) an amount equal to 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period; and 2) a minimum debt to total capitalization ratio 0.35:1.0. The Company was in compliance with all covenants at December 31, 2006 and 2005. At December 31, 2006, the Company had letters of

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

10.          Debt and Financing Arrangements (Continued)

credit of $365.0 million (2005: $685.1 million) outstanding. There was no debt outstanding under the credit facility at December 31, 2006 and 2005.

11.          Commitments and Contingencies

a)              Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and reinsurance recoverable balances. The investment portfolio is managed by external advisors in accordance with prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company did not have an aggregate exposure in a single entity, other than in U.S. Government and U.S. Government agency securities, of more than 10.0% of shareholders’ equity at December 31, 2006 and 2005. Concentration of credit risk with respect to reinsurance recoverable balances is limited due to the number of reinsurers used on the Company’s reinsurance programs. At December 31, 2006, the top ten reinsurers accounted for 58.2% of reinsurance balances recoverable, one of which accounted for 12.8% of reinsurance balances recoverable. Of the 58.2%, 30.2 percentage points are with reinsurers rated A+ by A.M. Best, 16.5 percentage points are with reinsurers rated A by A.M. Best and 11.5 percentage points are with reinsurers rated A- by A.M. Best.

b)              Brokers

The Company produces its business through brokers and direct relationships with insurance companies. During 2006, three brokers accounted for 52.1% (2005: 52.1%; 2004: 58.9%) of the total gross premiums written by the Company. Marsh, Inc. (including its subsidiary Guy Carpenter and Company) accounted for 24.5% (2005: 28.0%; 2004: 30.2%), Aon Corporation for 17.3% (2005: 15.7%; 2004: 19.3%) and Willis Group Holdings Ltd. for 10.3% (2005: 8.4%; 2004: 9.4%). No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written in each of the last three years.

c)               Lease Commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases during 2006 was $10.2 million (2005: $7.9 million: 2004: $7.1 million). Future minimum lease payments under the leases are expected to be as follows:

(in thousands)
2007	$18,343
2008	10,558
2009	9,991
2010	9,663
2011	10,104
Later years	26,720
Total minimum future lease commitments	$85,379

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

11.          Commitments and Contingencies (Continued)

d)   Investment Commitments

During 2006, the Company made certain commitments with respect to an additional investment in an alternative investment fund. At December 31, 2006, the total outstanding investment commitment was $19.4 million (2005: nil) which the Company funded during January 2007.

e)   Reinsurance Purchase Commitment

During 2006, the Company purchased reinsurance coverage for its U.S. insurance property line of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly, at December 31, 2006, the Company has an outstanding reinsurance purchase commitment of $47.1 million (2005: nil).

f)   Legal Proceedings

Except as noted below, the Company is not a party to any material legal proceedings. From time to time, the Company is subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. In the opinion of management, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

In 2005, a putative class action lawsuit was filed against the U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 1, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount.  On October 3, 2006, the court granted in part motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss, which are pending before the court.   Management believes that the lawsuit is completely without merit and the Company continues to vigorously defend the filed action.

g)   Dividends for Common Shares and Preferred Shares

On December 7, 2006 the Board of Directors declared a dividend of $0.165 per common share to shareholders of record at December 31, 2006 and payable on January 16, 2007. Additionally, the Board of Directors declared a dividend of $0.45 per Series A 7.25% Preferred share and a dividend of $1.88 per Series B 7.5% Preferred share. The Series A Preferred share is payable on January 16, 2007, to shareholders of record at December 31, 2006 and the Series B Preferred share is payable on March 1, 2007 to shareholders of record at February 15, 2007.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

11.          Commitments and Contingencies (Continued)

h)   Life Premiums Commitment

In connection with the life settlement contracts portfolio, the Company is committed to pay estimated life insurance premiums of $636.6 million over the life of the underlying contracts, of which the Company expects to pay $59.2 million during 2007.

12.          Earnings Per Common Share

The following table sets forth the comparison of basic and diluted earnings per common share:

	At and for year ended December 31
	2006	2005	2004
	(in thousands)
Basic earnings per common share
Net income available to common shareholders	$925,765	$90,061	$494,998
Weighted average common shares outstanding	149,745	143,226	152,554
Basic earnings per common share	$6.18	$0.63	$3.24
Diluted earnings per common share
Net income available to common shareholders	$925,765	$90,061	$494,998
Weighted average common shares outstanding	149,745	143,226	152,554
Share equivalents
Warrants	11,725	10,939	10,361
Options	2,016	2,052	2,174
Restricted stock	908	1,307	787
Weighted average common shares outstanding—diluted	164,394	157,524	165,876
Diluted earnings per common share	$5.63	$0.57	$2.98

The following securities, that would result in the issuance of common shares, were not included in the computation of diluted earnings per common share because the effect would be antidilutive: 2006: 881,980, 2005: 1,106,499 and 2004: 1,664,500.

13.          Shareholders’ Equity

a)   Common Shares

The authorized share capital is 800,000,000 common shares, par value of $0.0125 per share. The following table is a summary of changes in common shares issued and outstanding:

	At and for year ended December 31
	2006	2005	2004
	(in thousands)
Issued and outstanding shares, beginning of period	148,831	152,737	152,455
Shares issued	1,162	8,877	282
Shares repurchased	(11)	(12,783)	—
Issued and outstanding shares, end of period	149,982	148,831	152,737

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

13.          Shareholders’ Equity (Continued)

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

On March 14, 2005, the Company announced that its Board had authorized an additional repurchase of up to $150.0 million of its common shares under the Company’s share repurchase plan. No repurchases were effected under this authorization.

On December 7, 2006, the Company announced that its Board had authorized a renewal of the Company’s share repurchase plan with authorization to repurchase up to $400 million of its common shares. This repurchase plan will expire on December 31, 2008.

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

On November 23, 2005, the Company issued $250.0 million of 7.50% series B preferred shares with a liquidation preference of $100.00 per share. The Company may redeem the shares on or after December 1, 2015 at a redemption price of $100.00 per share. Dividends on the series B preferred shares if, as and when declared by our board of directors will be payable initially at a fixed rate per annum equal to 7.50% of the liquidation preference on the first day of March, June, September and December of each year, commencing on March 1, 2006, up to but not including December 1, 2015. Commencing on March 1, 2016, the dividend rate on the series B preferred shares will be payable at a floating rate. During a floating rate period, the floating rate per annum will be reset quarterly at a rate equal to 3.4525% plus the 3-month LIBOR Rate. Dividends on the series B preferred shares are non-cumulative. Consequently, if the board of directors does not declare a dividend for any dividend period, holders of the series B preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and will not be payable.

The holders of the series A and B preferred shares will have no voting rights except as described below. Whenever dividends payable on the series A and B preferred shares have not been declared by the board of directors and paid for an aggregate amount equivalent to six full quarterly dividends (whether or

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

13.          Shareholders’ Equity (Continued)

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

c)   Share Warrants

In connection with its formation, the Company issued warrants to founding shareholders which entitle them to purchase up to 12% of the aggregate number of outstanding shares at the date of issuance, calculated on a fully diluted basis, on the exercise date at a price of $12.50 per share. The warrants are subject to anti-dilution provisions that adjust in the event of dividends, distributions or stock adjustments. In the event of a dividend, a warrant holder may elect to take either an adjustment to both the exercise price and the number of shares issuable upon exercise of the warrants or to take a cash dividend that is paid upon exercise of the warrant. The anti-dilution provisions ensure that the holder is in the same position as if the warrant had been exercised immediately before the dividend, distribution or stock adjustment.

At December 31, 2006, 19,644,253 common shares (2005: 19,650,509; 2004: 19,619,152) would be issued pursuant to the warrants, if all warrants were exercised at an average price of $12.44 (2005: $12.46; 2004: $12.48). All warrants were exercisable on November 20, 2001. At December 31, 2006, the Company had accrued $30.6 million (2005: $19.8 million) of cash dividends relating to the anti-dilution provision in respect of the warrants. The expiration date for the warrants is November 20, 2011.

The warrants were granted to the founding shareholders as an inducement to purchase stock in the Company and therefore no compensation expense has been recorded in connection with the warrants. The fair value of the warrants at November 20, 2001 of $65.1 million has been included in additional paid-in capital. This value has been calculated using the Black-Scholes option-pricing model. The three main assumptions used were: risk-free interest rate of 5.1%; expected life of 7 years; and a dividend yield of nil.

14.          Benefit Plans

(a)   Employee Benefit Plans

1)   Retirement Plans

The Company provides retirement benefits to eligible employees through various plans sponsored by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

14.          Benefit Plans (Continued)

(i)   Defined Contribution Plans

The Company has several defined contribution plans that are self directed. Generally, mutual funds are made available pursuant to which employees and the Company contribute a percentage of the employee’s gross salary into the plan each month. During 2006, the Company’s contribution expenses totaled $7.6 million (2005: $6.7 million; 2004: $6.0 million).

(ii)   Supplemental Executive Retirement Plans (“SERPs”)

Effective January 1, 2004, the Company implemented SERPs for two executives. The SERP for Mr. Charman, Chief Executive Officer and President, requires the Company to make annual payments to Mr. Charman upon his retirement for a period of 20 years. The benefits vest over a period of two years commencing in 2006. Commencing at age 56, Mr. Charman is entitled to an annual payment of $0.8 million compounded by 3% annually for each year commencing from inception. The SERP for Mr. Butt, Chairman, requires the Company to make annual payments to Mr. Butt upon his retirement for a period of 10 years. The benefits vest over a period of two years commencing in 2006. Commencing at age 66, Mr. Butt is entitled to an annual payment of $0.3 million compounded by 3% annually for each year commencing from inception. If either Mr. Charman or Mr. Butt dies, is permanently disabled or a change of control of the Company occurs, the remaining benefits under his plan are payable by the Company in a lump sum. The benefits received under the SERPs will be reduced by the benefits received by the executives under the Company’s Bermuda retirement plan. Effective May 12, 2006, the SERP for Mr. Butt was amended to delay by one year the timing of retirement benefits to be paid and to increase the amount of retirement benefits by $0.1 million for the first five years of retirement. The measurement date of the plan was December 31, 2006. The plan assets are invested in money market funds.

The following table shows the components of pension expense and the amounts included in the Company’s  Consolidated Balance Sheets for the SERPs.

	At and for Year ended December 31
	2006	2005	2004
	(in thousands)
Components of pension expense
Amortization of prior service cost	$2,250	$2,146	$2,146
Expected return on plan assets	(715)	—	—
Interest cost	733	683	643
Pension expense	$2,268	$2,829	$2,789

The weighted-average assumptions used to determine net periodic pension cost and benefit obligations were:

	2006	2005	2004
Discount rate for the period	5.75%	5.75%	6.00%
Expected return on plan assets	5.75%	5.75%	6.00%
Rate of increase in future pensions	3.00%	3.00%	3.00%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

14.          Benefit Plans (Continued)

(at and for year ended December 31, in thousands)	2006	2005	2004
Change in benefit obligation
Benefit obligation at beginning of period	$12,439	$11,371	$10,728
Interest cost	733	683	643
Actuarial loss	—	385	—
Plan amendments	315	—	—
Benefit obligation at end of period	$13,487	$12,439	$11,371
Change in plan assets
Fair value of plan assets at beginning of period	$—	$—	$—
Employer contributions	12,840	—	—
Actual return on plan assets	615	—	—
Fair value of plan assets at end of period	$13,455	$—	$—
Reconciliation of funded status
Fair value of plan assets	$13,455	$—	$—
Benefit obligation	(13,487)	(12,439)	(11,371)
Funded status	$(32)	$(12,439)	$(11,371)
Amounts recognized in accumulated other comprehensive loss
Unrecognized prior service cost	$4,503	$—	$—
Unrecognized loss	484	—	—
Accrued benefit cost	$4,987	$—	$—

At December 31, 2006 the following benefit payments are expected to be paid in the years indicated:

Expected Payments
(in thousands)
2007	$—
2008	—
2009	807
2010	1,162
2011	1,194
2012-2016	6,209
Total	$9,372

2)               Long Term Equity Compensation Plan

The Company has adopted a Long-Term Equity Compensation Plan (“LTEC”) that provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share and performance unit awards and share purchase rights. The maximum number of common shares with respect to which awards may be granted under the plan is 14,855,192, of which 1,200,000 are available for issuance pursuant to share purchase rights and the remainder of which are available for issuance under all other awards. The plan is administered by the Compensation Committee of the Board of Directors.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

14.          Benefit Plans (Continued)

(i)   Options

Options granted under LTEC plan generally expire 10 years after the date of grant and generally vest ratably on an annual basis over three years from the date of grant. Exercise prices are established at the fair value of the Company’s common shares at the date of grant, based on the closing price of the Company’s shares on the New York Stock Exchange. Upon exercise, new shares are issued by the Company.

During 2006, the Company expensed $4.3 million (2005: $5.2 million; 2004: $3.0 million) related to the grant of options and realized a tax benefit of $1.3 million (2005: $1.7 million; 2004: $0.5 million). At December 31, 2006, there was $0.9 million of unrecognized compensation cost related to options which is expected to be recognized over the weighted average period of one year. The total intrinsic value of options exercised during 2006 was $11.0 million (2005: $10.3 million; 2004: $0.6 million) and the Company received proceeds of $17.1 million (2005: $8.6 million; 2004: $0.7 million). The total intrinsic value of options vested at December 31, 2006, was $70.2 million (2005: $69.9 million; 2004: $55.2 million). The fair value of options granted during 2006 was $0.1 million (2005: $6.7million; 2004: $7.3 million).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Weighted average assumptions used:
Expected Life	0.3 years	7.0 years	7.0 years
Risk-free interest rate	4.6%	4.2%	4.4%
Expected volatility	20.0%	21.9%	23.0%
Dividend yield	1.7%	2.5%	1.9%

The grants in 2006 reflect modifications to grants made in prior years to an employee pursuant to a severance agreement. The earlier grants were deemed cancelled and new grants issued at the new terms.

The Company has elected to use the simplified method of calculating the expected life of the options, which is the average of the vesting period and the expiry period.

The following is a summary of stock options granted under the LTEC and related activity:

	At and for the year ended December 31
	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding—beginning of period	6,054,464	$18.84	5,622,181	$16.38	4,623,512	$13.33
Granted	23,334	27.30	1,269,834	28.01	1,079,000	29.48
Exercised	(905,146)	18.90	(653,881)	13.13	(52,997)	13.76
Forfeited	(105,668)	28.75	(183,670)	27.18	(27,334)	22.71
Outstanding—end of period	5,066,984	$18.66	6,054,464	$18.84	5,622,181	$16.38

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

14.          Benefit Plans (Continued)

The following table summarizes information about the Company’s stock options for options granted under the LTEC and outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$12.50-$13.75	2,583,147	$12.55	5.11	2,583,147	$12.55
$13.76-$15.00	599,000	14.50	5.95	599,000	14.50
$15.01-$16.25	53,334	16.25	6.42	53,334	16.25
$16.26-$25.65	59,000	25.54	6.83	39,334	25.54
$25.66-$29.62	1,772,503	28.81	7.40	899,885	29.09

(ii)   Restricted Stock

The fair value of restricted share grants is determined using the closing price of the Company’s shares on the New York Stock Exchange on the day of the grant, with grants generally vesting three years after the date of grant or upon the employee’s earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the employee’s employment terminates prior to vesting. Compensation cost equivalent to the estimated fair value at the date of grant for the number of shares expected to fully vest is amortized over a three-year vesting period. At December 31, 2006, there was $29.4 million of unrecognized compensation cost related to these awards which is expected to be recognized over the weighted average period of 1.4 years. The total fair value of shares vested during 2006 was $3.1 million (2005: $25.7 million; 2004: $4.2 million). During 2006, the Company expensed $20.9 million (2005: $20.0 million; 2004: $14.1 million) in respect of restricted stock, and recorded tax benefits thereon of $3.3 million (2005: $4.7 million; 2004: $1.9 million).

The following is a summary of restricted stock granted under the LTEC and related activity:

	At and for year ended December 31
	2006		2005		2004
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—beginning of period	1,175,750	$28.40	2,126,700	$17.36	1,879,800	$13.32
Granted	1,295,250	31.01	898,750	28.35	550,500	29.61
Vested	(115,000)	27.12	(1,723,300)	14.91	(294,000)	14.25
Forfeited	(127,500)	28.85	(126,400)	26.18	(9,600)	23.95
Nonvested—end of period	2,228,500	$29.95	1,175,750	$28.40	2,126,700	$17.36

The grants in 2006 include modifications to grants made in prior years in relation to an employee pursuant to a severance agreement. The earlier grants were deemed forfeited and new grants issued at the new terms.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

14.          Benefit Plans (Continued)

The Company receives a tax deduction for certain vested restricted stocks and exercised stock options. The Consolidated Statements of Cash Flows in 2006 include excess tax benefits of $0.4 million (2005: 2.9 million; 2004: nil) on exercise of stock options and restricted stock vests as a financing cash flow.

(b)          Director Benefit Plans

(1)          2003 Directors Long-Term Equity Compensation Plan

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

(i)             Options

Options granted under the plan generally expire 10 years after the date of grant and generally vest ratably on an annual basis over three years from the date of grant. Exercise prices are established at the fair value of the Company’s common shares at the date of grant, based on the closing price of the Company’s shares on the New York Stock Exchange. Upon exercise, new shares are issued by the Company.

During 2006, the Company expensed $0.2 million (2005: $0.2 million; 2004: $0.1million) related to the grant of options. At December 31, 2006, there was a negligible amount of unrecognized compensation cost related to options which is expected to be recognized over the weighted average period of 1 year. The total intrinsic value of options exercised during 2006 was $0.09 million (2005: $nil; 2004: $nil) and the Company received proceeds of $0.3 million (2005: $nil; 2004: $nil) and realized no tax benefit. The total intrinsic value of options vested at December 31, 2006, was $0.5 million (2005: $0.3 million; 2004: $0.1 million). There were no option grants during 2006, and the fair value of options granted during 2005 and 2004 was $0.3 million. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: risk free interest rates of 4.2% and 4.4%, respectively, expected life of 7 years, a dividend yield of 2.5% and 1.9%, respectively, and an expected volatility of 22% and 23%, respectively. The Company has elected to use the simplified method of calculating the expected life of the options, which is the average of the vesting period and the expiry period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

14.          Benefit Plans (Continued)

The following is a summary of stock options granted under the DLTECP and related activity:

	At and for year ended December 31
	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding—beginning of period	120,000	$25.19	72,000	$23.68	32,000	$16.25
Granted	—	—	48,000	27.45	40,000	29.62
Exercised	(13,332)	23.84	—	—	—	—
Forfeited	(26,668)	27.20	—	—	—	—
Outstanding—end of period	80,000	$24.74	120,000	$25.19	72,000	$23.68

The following table summarizes information about the Company’s stock options granted under the DLTECP and for options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$15.01-$16.25	24,000	$16.25	6.00	24,000	$16.25
$25.66-$29.62	56,000	$28.39	7.58	26,667	$28.75

(ii)         Restricted Stock

The fair value of restricted share grants is determined using the closing price of the Company’s shares on the New York Stock Exchange on the day of the grant, with grants generally vesting six months after the date of grant or upon the director’s earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the director resigns prior to vesting. Compensation cost equivalent to the estimated fair value at the date of grant for the number of shares expected to fully vest is amortized over a six-month vesting period. As of December 31, 2006, there was no unrecognized compensation cost related to these awards. The Company recorded expenses of $0.1 million or less in each of the years under 2006, 2005 and 2004, representing the total fair value of shares vesting during the period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

14.          Benefit Plans (Continued)

The following is a summary of restricted stock granted under the DLTECP and related activity:

	At and for year ended December 31
	2006		2005		2004
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—beginning of period	—	$—	—	$—	—	$—
Granted	4,082	31.85	2,184	27.45	1,350	29.62
Vested	(4,082)	31.85	(2,184)	27.45	(1,350)	29.62
Nonvested—end of period	—	$—	—	$—	—	$—

In addition, directors may elect to receive their fees in common shares rather than cash. As at December 31, 2006, 44,834 (2005: 40,235; 2004: 32,625) common shares had been granted under the plan in lieu of fees. All awards are made at the fair value of the common shares at the time of the grant.

(2)          2004 Directors Deferred Compensation Plan

The Company has an unfunded nonqualified deferred compensation plan that allows participating directors to elect (i) the amount, if any, of cash or stock as fees for services to be deferred and (ii) the form in which payment is to be made. Directors who choose to defer fees otherwise payable in shares are credited a number of phantom stock units equal in amount to the number of shares of stock deferred. In the event a cash dividend is declared on the stock, the portion of the participant’s deferral account denominated in phantom share units is credited with additional phantom share units (or portions thereof). Directors who choose to defer fees otherwise payable in cash are credited with interest on their cash deferral at a rate for the year of deferral that is 100 basis points above the 12-month LIBOR rate for deposits of U.S. dollars. Generally, benefits are paid upon termination of service as a director. At December 31, 2006, 35,656 (2005: 30,267; 2004: 23,235) phantom share units had been issued under the plan in lieu of fees, 1,997 (2005: 1,144; 2004: nil) had been issued in lieu of dividends, and 10,739 (2005: 6,657; 2004: 4,473) had been issued in lieu of restricted shares.

15.          Related Party Transactions

The transactions listed below are classified as related party transactions, as each counterparty had or has had either a direct or indirect shareholding in the Company or has been a board member during any period covered by the financial statements.

In 2005, the Company began investing in various CLOs. The collateral manager of four of these investments was Blackstone Debt Advisors L.P., who is entitled to management fees payable by the collateralized obligations in the ordinary course of business. The Company invested in a fund of hedge funds and in a distressed debt fund that is managed by Blackstone Alternative Asset Management, LP, who is entitled to management fees in the ordinary course of business. During 2006, total management fees to the Blackstone Group was $2.8 million (2005: $1.2 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

15.          Related Party Transactions (Continued)

The Company pay Marsh & McLennan Companies, Inc (“Marsh”) brokerage and commissions, which vary based on the amount of business produced. In addition, the Company pays fees to Marsh relating to accounting and human resources consulting services and the placement of insurance. Effective May 2005, Marsh ceased to be a related party. The Company incurred brokerage fees and commissions during 2005 and 2004 of $92.1 million and $109.0 million, respectively.

16.          Taxation

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income or capital gains.

The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulation. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes will apply. The Company also has operating subsidiaries and branch operations in Ireland, the United Kingdom, Singapore, and Switzerland and is subject to the relevant taxes in those jurisdictions.

The Company’s net deferred tax assets and net current tax liabilities are included in other assets and other liabilities respectively, in the Consolidated Balance Sheets.

Income tax expense and net income tax assets were as follows:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Current income tax expense (benefit)
United States	$44,074	$33,569	$12,880
Europe	9,782	(1,436)	6,083
Deferred income tax expense (benefit)
United States	(19,702)	(27,351)	(13,659)
Europe	(312)	1,285	136
Total income tax expense	$33,842	$6,067	$5,440
Net current tax liabilities	$(2,615)	$(6,367)	$(3,607)
Net deferred tax assets	70,123	50,874	21,647
Net tax assets	$67,508	$44,507	$18,040

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

16.          Taxation (Continued)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax asset (liability) were as follows:

	At December 31
	2006	2005
	(in thousands)
Deferred tax assets:
Discounting of loss reserves	$35,713	$26,239
Unearned premiums	48,837	41,050
Accruals not currently deductible	18,602	9,210
Other deferred tax assets	10,235	8,407
Deferred tax assets before valuation allowance	113,387	84,906
Valuation allowance	(6,647)	(5,774)
Deferred tax assets net of valuation allowance	106,740	79,132
Deferred tax liabilities:
Deferred acquisition costs	(33,216)	(25,794)
Other deferred tax liabilities	(3,400)	(2,464)
Deferred tax liabilities	(36,616)	(28,258)
Net deferred tax assets	$70,124	$50,874

The valuation allowance relates to net unrealized losses on the Company’s fixed maturity investments and U.S. capital loss carry forwards of $8.0 million ($3.8 million expire in 2010 and $4.2 million expire in 2011). The Company believes it is necessary to establish a valuation allowance of $6.6 million against the deferred tax assets arising from capital loss carry forwards of $1.1 million and net unrealized losses of $5.5 million due to insufficient positive evidence regarding the reversal of these losses. The establishment of the valuation allowance relating to net unrealized losses of $5.5 million has been recorded as a component of other comprehensive income consistent with the treatment of the net unrealized losses. Although realization is not assured, management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

16.          Taxation (Continued)

The following table is a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

	Year ended December 31
	2006	2005	2004
	($ in thousands)
Income before income taxes	$996,901	$100,507	$500,438
Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
United States	2.9%	8.7%	0.7%
Europe	0.8%	(0.3)%	1.0%
Net tax exempt income	(0.7)%	(1.4)%	(0.1)%
Other	0.4%	(1.0)%	(0.5)%
Actual tax rate	3.4%	6.0%	1.1%

17.          Statutory Financial Information

The Company’s insurance and reinsurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Ireland and the United States. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. At December 31, 2006 the maximum amount of distributions our subsidiaries could pay to AXIS Capital was approximately $1.4 billion.

The unaudited statutory capital and surplus, for the principal operating subsidiaries of the Company at December 31, 2006 was as follows. The comparative figures at December 31, 2005 are the combined audited figures submitted to the regulators.

	At December 31
	Bermuda		Ireland		United States
	2006	2005	2006	2005	2006	2005
	(in thousands)
Required statutory capital and surplus	$1,098,344	$881,627	$174,656	$60,580	$191,867	$179,355
Actual statutory capital and surplus	$3,554,805	$2,860,576	$735,963	$697,707	$901,128	$753,746

The Company’s U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a company falls below the control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors. The maximum dividends that may be paid by the Company’s U.S. insurance operations are restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of the Company’s U.S. insurance entities without prior

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

17.          Statutory Financial Information (Continued)

regulatory approval is limited to unassigned surplus (statutory equivalent of retained earnings) and cannot exceed 10% of total statutory capital and surplus. At December 31, 2006, the maximum dividend that the Company’s U.S. insurance operations could pay without regulatory approval was approximately $16.1million.

There are no other statutory restrictions on the payment of dividends from retained earnings of the Company’s Bermudian or Irish subsidiaries as applicable minimum levels of statutory capital and surplus requirements have been met and all regulatory requirements and licensing rules complied with.

Total statutory net income of our operating subsidiaries was $980.3 million, $100.7 million and $425.5 million for 2006, 2005 and 2004, respectively. The difference between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, certain net deferred tax assets, intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

18.          Fair Values of Financial Instruments

The Company uses various financial instruments in the normal course of its business. Fair values of these financial instruments are based on quoted market prices, if available, estimates of fair values of similar instruments or estimates of fair values determined by the Company. See Notes 2 (b) and (h) for further information on the methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2006 and 2005:

	Year ended December 31
	2006		2005
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,989,287	$1,989,287	$1,280,990	$1,280,990
Fixed maturity investments available for sale	6,532,723	6,532,723	6,012,425	6,012,425
Other investments	1,130,664	1,130,664	409,504	409,504
Securities lending collateral	794,149	794,149	998,349	998,349
Financial liabilities:
Securities lending payable	791,744	791,744	995,287	995,287
Liability under repurchase agreement	400,000	400,000	—	—
Senior notes	496,215	499,144	498,500	499,046

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004

19.          Subsequent Event

Strategic Segment Reorganization

On January 17, 2007, the Company announced a strategic reorganization to further strengthen the global operations of AXIS Insurance. As a result, AXIS Insurance will have the following four divisions managed across all geographic locations: Specialty Lines, Professional Lines, Capital Risk Solutions and AXIS Select Markets.

20.          Condensed Quarterly Financial Data (unaudited)

	2006
	Quarters ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Gross premiums written	$1,164,740	$995,380	$734,910	$714,006
Net premiums earned	633,594	679,099	692,780	688,797
Net income available to common shareholders	195,185	223,400	226,222	280,958
Comprehensive income	148,376	200,285	347,354	304,708
Earnings per common share—basic	$1.31	$1.49	$1.51	$1.87
Earnings per common share—diluted	$1.19	$1.37	$1.37	$1.69

	2005
	Quarters ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Gross premiums written	$1,198,699	$767,293	$794,571	$633,322
Net premiums earned	625,590	624,413	616,814	686,866
Net income (loss) available to common shareholders	151,799	172,845	(468,075)	233,492
Comprehensive income (loss)	89,490	221,984	(522,626)	214,839
Earnings per common share—basic	$1.04	$1.23	$(3.32)	$1.61
Earnings per common share—diluted	$0.95	$1.13	$(3.32)	$1.47

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon that assessment, the Company’s management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006. Based upon that evaluation there were no changes in its internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that AXIS Capital Holdings Limited and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche
Hamilton, Bermuda
February 28, 2007

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements, Financial Statement Schedules and Exhibits.

1.                 Financial Statements

Included in Part II—See Item 8 of this report.

2.                 Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule II	—	Condensed Financial Information of Registrant
Schedule III	—	Supplementary Insurance Information
Schedule IV	—	Supplementary Reinsurance Information

Schedules I, V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.                 Exhibits

Exhibit Number	Description of Document
1.1

Underwriting Agreement, dated February 15, 2006, by and among the Company, Banc of America Securities LLC, as underwriter and the selling shareholders named in Schedule I thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 21, 2006).

1.2

Underwriting Agreement, dated December 12, 2006, by and among the Company, Citigroup Global Markets Inc., as underwriter and the selling shareholders named in Schedule I thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 12, 2006).

3.1

Certificate of Incorporation and Memorandum of Association of AXIS Capital (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Bye-laws of AXIS Capital (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 1, 2005).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Amended and Restated Series A Warrant for the Purchase of Common Shares (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).
4.3

Senior Indenture between AXIS Capital and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on November 15, 2004).

4.4

First Supplemental Indenture between AXIS Capital and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 15, 2004).

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

10.1

Amended and Restated Shareholders Agreement, dated December 31, 2002, among the Registrant and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

10.2

Employment Agreement between John R. Charman and AXIS Specialty, dated as of December 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3

Service Agreement between Michael A. Butt and AXIS Specialty, dated as of December 15, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4

Service Agreement between Michael E. Morrill and AXIS Specialty U.S. Services, Inc., dated as of February 26, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 5, 2004).

10.5

Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated as of February 6, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 5, 2004).

10.6	Employment Agreement between Andrew Cook and AXIS Specialty, dated as of December 10, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 5, 2004).
10.7

Separation Agreement, effective as of April 2, 2006, between AXIS Specialty Limited and Andrew Cook (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2006).

10.8

Consulting Agreement, dated as of March 13, 2006, between AXIS Specialty Limited and Andrew Cook (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2006).

10.9	Employment Agreement between William A. Fischer and AXIS Specialty, dated as of November 26, 2001 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 5, 2004).
10.10

Employment Agreement between John Gressier and AXIS Specialty Ireland, dated as of November 21, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 3)(No. 333-103620) filed on June 10, 2003).

10.11

Employment Agreement between Richard Strachan and AXIS Specialty Ireland, dated as of November 21, 2002 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Amendment No. 3)(No. 333-103620) filed on June 10, 2003).

10.12	Employment Agreement between John Murray and AXIS Specialty, dated as of October 15, 2004 (incorporated by reference to Exhibit 99.1 to the Company Form 8-K filed on October 19, 2004).
10.13

Employment Agreement between Marshall F. Turner and AXIS Specialty U.S. Services Inc. dated as of January 1, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.14

Employment Agreement between Karl Mayr and AXIS Re Limited dated as of November 12, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2005).

10.15

Separation Agreement between AXIS Specialty U.S. Services, Inc. and Ms. Lorraine S. Mariano dated as of May 9, 2005 and amended on December 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2005).

10.16

Separation Agreement between AXIS Specialty Limited and Ms. Carol S. Rivers, dated as of February 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2006).

10.17

Form of Grant Letters for Carol S. Rivers under the 2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2006).

10.18

Credit Agreement dated August 25, 2005 among the Company, AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Ireland Limited, JP Morgan Chase Bank NA, as administrative agent and lender, and other lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

10.19	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 14.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 2)(No. 333-103620) filed on May 17, 2003).
10.20	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).
10.21	2003 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-103620) filed on May 19, 2003).
10.22

AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement of Form S-1 (Registration No. 333-113951) filed on April 6, 2004).

10.23

Supplemental Executive Retirement Agreement between AXIS Specialty Limited and Michael A. Butt, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 5, 2004).

10.24

First Amendment to Supplemental Executive Retirement Agreement, effective as of May 12, 2006, between AXIS Specialty Limited and Michael A. Butt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2006).

10.25

Amendment I to Amended and Restated Service Agreement, effective as of May 12, 2006, between AXIS Specialty Limited and Michael A. Butt (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2006).

10.26

Supplemental Executive Retirement Agreement between AXIS Specialty Limited and John R. Charman as of January 1, 2004 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 5, 2004).

10.27	2006 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2005).
10.28	2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2004).
10.29

Employment Agreement, dated September 8, 2006 between AXIS Capital Holdings Limited and Richard T. Gieryn, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2006).

10.30

Employment Agreement, dated September 8, 2006 between AXIS Capital Holdings Limited and David B. Greenfield (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 14, 2006).

10.31

Employment Agreement, dated September 8, 2006 between AXIS Capital Holdings Limited and Brian W. Goshen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2006).

10.32	2006 Directors Annual Compensation Program, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 14, 2006).
10.33

Form of Grant Letter for certain employees of AXIS Specialty Europe Limited under the 2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006).

12.1	Computation of ratio of earnings to fixed charges and preference dividends.
21.1	Subsidiaries of the registrant.
23.1	Consent of Deloitte & Touche.
24.1	Power of Attorney (included as part of signature pages hereto).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

AXIS CAPITAL HOLDINGS LIMITED
By:	/s/ jOHN r. cHARMAN
John R. Charman
Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned directors and executive officers of AXIS Capital Holdings Limited, hereby severally constitute, David B. Greenfield, John J. Murray and Richard T. Gieryn, and each of them singly, as our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007.

Signature	Title
/s/ JOHN R. CHARMAN	Chief Executive Officer, President and Director
John R. Charman	(Principal Executive Officer)
/s/ DAVID B. GREENFIELD	Chief Financial Officer
David B. Greenfield	(Principal Financial and Acting Accounting Officer)
/s/ GEOFFREY BELL	Director
Geoffrey Bell
/s/ MICHAEL A. BUTT	Director
Michael A. Butt
/s/ CHARLES A. DAVIS	Director
Charles A. Davis
/s/ ROBERT L. FRIEDMAN	Director
Robert L. Friedman
/s/ DONALD J. GREENE	Director
Donald J. Greene
/s/ CHRISTOPHER V. GREETHAM	Director
Christopher V. Greetham

/s/ JURGEN GRUPE	Director
Jurgen Grupe
/s/ MAURICE A. KEANE	Director
Maurice A. Keane
Director
Sir Andrew Large
/s/ HENRY B. SMITH	Director
Henry B. Smith
/s/ FRANK J. TASCO	Director
Frank J. Tasco

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited

We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE
Hamilton, Bermuda
February 28, 2007

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS—PARENT COMPANY
AT DECEMBER 31, 2006 AND 2005

	2006	2005
	(in thousands)
Assets
Investments in subsidiaries on equity basis	$5,297,038	$4,253,794
Cash and cash equivalents	10,050	54,782
Other assets	3,982	3,469
Total assets	$5,311,070	$4,312,045
Liabilities
Intercompany payable	$359,524	$272,300
Debt	499,144	499,046
Other liabilities	39,755	28,348
Total liabilities	898,423	799,694
Shareholders’ Equity
Series A preferred shares
(issued and outstanding 2006: 10,000; 2005: 10,000)	$125	$125
Series B preferred shares
(issued and outstanding 2006: 2,500; 2005: 2,500)	31	31
Common shares
(issued and outstanding 2006: 149,982; 2005: 148,831)	1,875	1,861
Additional paid-in capital	2,429,250	2,386,200
Accumulated other comprehensive loss	(44,638)	(77,798)
Retained earnings	2,026,004	1,201,932
Total shareholders’ equity	4,412,647	3,512,351
Total liabilities and shareholders’ equity	$5,311,070	$4,312,045

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME—PARENT
COMPANY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(in thousands)
Revenues
Net investment income	$934	$1,754	$506
Realized investment losses	—	(33)	—
Total revenues	934	1,721	506
Expenses
General and administrative expenses	14,538	2,142	1,679
Interest expense and other financing costs	29,192	29,203	3,727
Total expenses	43,730	31,345	5,406
Loss before equity in net earnings of subsidiaries	(42,796)	(29,624)	(4,900)
Equity in net earnings of subsidiaries	1,005,856	124,064	499,898
Net Income	963,060	94,440	494,998
Preferred share dividends	37,295	4,379	—
Net Income available to common shareholders	$925,765	$90,061	$494,998
Net Income	$963,060	$94,440	$494,998
Other comprehensive income, net of tax
Net loss on supplemental executive retirment plans (SERPs)	(484)	—	—
Unrealized gains (losses) arising during the year	22,517	(72,211)	(3,216)
Adjustment for reclassification of investment net losses (gains) realized in net income	15,630	(18,542)	(9,033)
Comprehensive income	$1,000,723	$3,687	$482,749

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENT OF CASH FLOWS—PARENT COMPANY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$963,060	$94,440	$494,998
Equity in net earnings of subsidiaries	(1,005,856)	(124,064)	(499,898)
	(42,796)	(29,624)	(4,900)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Intercompany payable	87,224	394,847	(98,687)
Other	25,543	23,602	21,016
Net cash provided by (used in) operating activities	69,971	388,825	(82,571)
Cash flows from investing activities:
Dividends from subsidiary	225,000	20,926	20,000
Net sales and maturities (purchases) of available-for-sale securities	—	50,978	(50,788)
Investment in subsidiaries	(229,228)	(746,641)	(254,000)
Net cash provided used in investing activities	(4,228)	(674,737)	(284,788)
Cash flows from financing activities:
Repurchase of shares	(335)	(350,000)	—
Issuance of common shares, net	17,856	204,046	(986)
Issuance of preferred shares, net	(126)	489,564	—
Issuance of debt, net	—	—	495,714
Dividends paid—common shareholders	(90,575)	(82,777)	(67,966)
Dividends paid—preferred shareholders	(37,295)	—	—
Net cash (used in) provided by financing activities	(110,475)	260,833	426,762
(Decrease) increase in cash and cash equivalents	(44,732)	(25,079)	59,403
Cash and cash equivalents—beginning of year	54,782	79,861	20,458
Cash and cash equivalents—end of year	$10,050	$54,782	$79,861
Supplemental disclosures of cash flow information:
Interest paid	$28,750	$30,051	$—

SCHEDULE III

AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

At and year ended December 31, 2006

(in thousands)	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Global Insurance	$77,049	$1,516,634	$732,818	$746,393	—	$331,778	$102,673	$49,058	$850,533
U.S. Insurance	25,471	1,655,112	583,709	559,367	—	304,906	49,329	106,858	609,866
Total Insurance	102,520	3,171,746	1,316,527	1,305,760	—	636,684	152,002	155,916	1,460,399
Reinsurance	149,279	1,843,367	699,029	1,388,510	—	789,171	234,957	53,658	1,528,780
Corporate	—	—	—	—	407,100	—	—	91,776	—
Total	$251,799	$5,015,113	$2,015,556	$2,694,270	$407,100	$1,425,855	$386,959	$301,350	$2,989,179

At and year ended December 31, 2005

(in thousands)	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Global Insurance	$62,065	$1,500,652	$657,264	$748,015	—	$492,667	$97,938	$36,794	$649,703
U.S. Insurance	17,286	1,563,489	543,018	453,534	—	390,140	21,062	80,909	518,064
Total Insurance	79,351	3,064,141	1,200,282	1,201,549	—	882,807	119,000	117,703	1,167,767
Reinsurance	117,037	1,679,197	560,185	1,352,134	—	1,168,322	218,383	48,410	1,491,222
Corporate	—	—	—	—	256,712	—	—	79,176	—
Total	$196,388	$4,743,338	$1,760,467	$2,553,683	$256,712	$2,051,129	$337,383	$245,289	$2,658,989

At and year ended December 31, 2004

(in thousands)	Deferred Acquisition Costs	Reserve For Losses And Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization Of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Global Insurance	$102,660	$881,897	$767,920	$796,566	—	$451,724	$124,953	$35,052	$933,198
U.S. Insurance	14,642	760,596	447,087	349,287	—	234,746	10,779	71,482	430,087
Total Insurance	117,302	1,642,493	1,215,007	1,145,853	—	686,470	135,732	106,534	1,363,285
Reinsurance	93,780	762,067	429,764	882,544	—	559,774	144,836	41,662	1,060,388
Corporate	—	—	—	—	152,072	—	—	44,394	—
Total	$211,082	$2,404,560	$1,644,771	$2,028,397	$152,072	$1,246,244	$280,568	$192,590	$2,423,673

(1)              Investment income is not allocated to the Company’s segments as the invested assets are managed centrally.

SCHEDULE IV

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY REINSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET
2006	$1,648,740	$619,857	$1,960,296	$2,989,179	65.6%
2005	$1,532,799	$734,896	$1,861,086	$2,658,989	70.0%
2004	$1,460,784	$589,638	$1,551,527	$2,422,673	64.0%