Form 10-Q
period 2007-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2007-05-02
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2007 there were 153,747,277 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

Cautionary Statement Regarding Forward-looking Statements

This quarterly report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” and “intend”. Forward-looking statements contained in this report include information regarding our estimates of losses related to hurricanes and other catastrophes, our expectations regarding pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate and foreign currency risks, valuations of potential interest rate shifts and foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4) the failure of any of the loss limitation methods we employ, (5) the effects of emerging claims and coverage issues, (6) the failure of our cedants to adequately evaluate risks, (7) the loss of one or more key executives, (8) a decline in our ratings with rating agencies, (9) loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition, (12) general economic conditions, (13) changes in the political environment of certain countries in which we operate or underwrite business and (14) the other matters set forth under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	2007	2006
(in thousands)

Assets
Investments:
Fixed maturity investments available for sale, at fair value (Amortized cost 2007: $6,822,978; 2006: $6,574,249)	$6,805,333	$6,532,723
Other investments, at fair value	1,094,828	1,130,664
Total investments	7,900,161	7,663,387
Cash and cash equivalents	2,090,834	1,989,287
Accrued interest receivable	68,056	76,967
Insurance and reinsurance premium balances receivable	1,507,855	1,125,822
Reinsurance recoverable balances	1,307,609	1,293,660
Reinsurance recoverable balances on paid losses	94,284	65,494
Deferred acquisition costs	345,904	251,799
Prepaid reinsurance premiums	238,359	241,821
Securities lending collateral	895,832	794,149
Goodwill and intangible assets	28,786	29,041
Other assets	134,757	133,860
Total assets	$14,612,437	$13,665,287

Liabilities
Reserve for losses and loss expenses	$5,186,191	$5,015,113
Unearned premiums	2,466,213	2,015,556
Insurance and reinsurance balances payable	286,068	294,374
Securities lending payable	893,692	791,744
Senior notes	499,180	499,144
Liability under repurchase agreement	400,000	400,000
Net payable for investments purchased	92,608	62,185
Other liabilities	146,738	174,524
Total liabilities	9,970,690	9,252,640

Shareholders’ Equity
Preferred shares—Series A and B	$500,000	$500,000
Common shares (issued and outstanding 2007: 150,417; 2006: 149,982)	1,880	1,875
Additional paid-in capital	1,936,518	1,929,406
Accumulated other comprehensive loss	(22,125)	(44,638)
Retained earnings	2,225,474	2,026,004
Total shareholders’ equity	4,641,747	4,412,647
Total liabilities and shareholders’ equity	$14,612,437	$13,665,287

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(in thousands, except per share amounts)

Revenues
Net premiums earned	$685,304	$633,594
Net investment income	125,280	93,568
Net realized investment gains (losses)	301	(10,929)
Other insurance related income	1,940	624
Total revenues	812,825	716,857
Expenses
Net losses and loss expenses	392,797	358,658
Acquisition costs	98,139	89,704
General and administrative expenses	62,606	55,411
Foreign exchange gains	(2,391)	(9,264)
Interest expense and financing costs	15,144	8,085
Total expenses	566,295	502,594
Income before income taxes	246,530	214,263
Income tax expense	9,747	9,447
Net income	236,783	204,816
Preferred shares dividends	9,204	9,631
Net income available to common shareholders	$227,579	$195,185

Weighted average common shares and common share equivalents:
Basic	150,433	149,314
Diluted	166,035	163,555
Earnings per common share:
Basic	$1.51	$1.31
Diluted	$1.37	$1.19

Cash dividends declared per common share	$0.165	$0.15

See accompanying notes to the consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(in thousands)
Net income	$236,783	$204,816
Other comprehensive income, net of tax
Change in unrecognized prior period service cost on the supplemental executive retirement plan (SERP)	563	—
Unrealized gains (losses) arising during the period	25,176	(63,686)
Adjustment for re-classification of investment (gains) losses realized in net income	(3,226)	7,246
Comprehensive income	$259,296	$148,376

See accompanying notes to the consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(in thousands)
Preferred shares — Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares
Balance at beginning of period	1,875	1,861
Shares issued, net	5	11
Balance at end of period	1,880	1,872

Additional paid-in capital
Balance at beginning of period	1,929,406	1,886,356
Shares issued	1,115	451
Shares repurchased	(2,889)	(179)
Stock options exercised	1,513	12,876
Share-based compensation expense	7,373	6,100
Balance at end of period	1,936,518	1,905,604

Accumulated other comprehensive loss
Balance at beginning of period	(44,638)	(77,798)
Change in unrealized gains (losses) on fixed maturity investments	22,713	(57,496)
Change in unrecognized prior period service cost on the SERP	563	—
Change in deferred taxes	(763)	1,056
Balance at end of period	(22,125)	(134,238)

Retained earnings
Balance at beginning of period	2,026,004	1,201,932
Net income	236,783	204,816
Series A and B preferred share dividends	(9,204)	(9,631)
Common share dividends	(28,109)	(25,127)
Balance at end of period	2,225,474	1,371,990

Total Shareholders’ Equity	$4,641,747	$3,645,228

See accompanying notes to consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$236,783	$204,816
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(301)	10,929
Net change in fair value of other investments	(19,583)	(10,506)
Amortization/accretion of fixed maturity investments	4,715	7,518
Other amortization and depreciation	1,854	2,535
Share-based compensation expense	7,373	6,100
Changes in:
Accrued interest receivable	8,911	1,182
Reinsurance recoverable balances	(42,739)	42,604
Deferred acquisition costs	(94,105)	(70,178)
Prepaid reinsurance premiums	3,463	(13,636)
Reserve for loss and loss expenses	171,078	70,178
Unearned premiums	450,657	372,374
Insurance and reinsurance balances, net	(390,339)	(291,642)
Other items	(33,083)	(34,850)
Net cash provided by operating activities	304,684	297,424

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,740,912)	(1,095,273)
Sales and maturities of available-for-sale securities	1,520,091	1,172,473
Purchases of other investments	(20,171)	(126,000)
Sales of other investments	72,479	—
Net cash used in investing activities	(168,513)	(48,800)

Cash flows from financing activities:
Dividends paid — common shares	(28,583)	(22,925)
Dividends paid — preferred shares	(9,204)	(10,134)
Repurchase of shares	(2,889)	(179)
Issuance of common shares, net	2,633	13,338
Net cash used in financing activities	(38,043)	(19,900)

Effect of exchange rate changes on foreign currency cash	3,419	1,905
Increase in cash and cash equivalents	101,547	230,629
Cash and cash equivalents — beginning of period	1,989,287	1,280,990
Cash and cash equivalents — end of period	$2,090,834	$1,511,619

See accompanying notes to the consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

Our consolidated balance sheet at March 31, 2007 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three months ended March 31, 2007 and 2006 have not been audited. These statements and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to AXIS Capital and its direct and indirect subsidiaries.

The following information is unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Tabular dollars are in thousands, except per share amounts. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In particular, we reclassified the additional capital above par value on our Series A and B preferred shares from additional paid-in capital to the preferred shares caption in our Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity.

Adoption of New Accounting Standards

The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An  Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes detailed guidance for the  financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Under FIN 48, the tax benefits of uncertain tax positions may only be recognized when the position is more-likely-than-not to be sustained upon audit by the relevant taxing authorities. The amount recognized represents the largest amount of tax benefit that is greater than fifty percent likely of being recognized. We adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there was no change in the liability for unrecognized tax benefits. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2003-2006. Our various European operating subsidiaries and branch operations in Ireland, the United Kingdom, and Switzerland are not under examination in any of these tax jurisdictions, but generally remain subject to examination for tax years 2002-2006.

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a marketbased measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Although early adoption is permitted as of January 1, 2007, we have not yet adopted FAS 157 and are evaluating the potential impact of adoption on our financial condition, results of operations and cash flows.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This standard permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial instruments and certain other items including insurance contracts. An entity electing the fair value option would be required to recognize changes in fair value in earnings and provide disclosure that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, Disclosures about Fair Value of Financial Instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007. Although early adoption is permitted as of January 1, 2007, we have not yet adopted FAS 159 and are evaluating the potential adoption impact on our financial condition, results of operations and cash flows.

2.                                    SEGMENT INFORMATION

Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re and therefore we have determined that we have two reportable segments, insurance and reinsurance. We do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

Insurance

Our insurance segment provides insurance coverage on a worldwide basis. In January 2007, we announced the reorganization of AXIS Insurance to further strengthen the global operations of the segment. This reorganization reflects the management of AXIS Insurance along global product lines rather than by geographical location. The new structure enables us to design insurance programs on a global basis in alignment with the global needs of many of our clients. Through December 31, 2006, we subdivided our insurance segment into two sub-segments: global insurance and U.S insurance. However, as a result of the reorganization such sub-segment information is no longer relevant.

The following are the lines of business in our insurance segment:

•                  Property: provides physical damage and business interruption coverage for industrial and commercial properties and physical damage, business interruption and liability coverage for onshore energy properties and operations. The book consists of both primary and excess risks, some of which are catastrophe-exposed.

•                  Marine: provides coverage for hull, liability, cargo and specie and recreational marine risks. These risks include property damage or physical loss to ships, pollution damage caused by vessels on a sudden and accidental basis, protection for general cargo and the contents of armored cars, vaults, exhibitions and museums, and specific war related risks. This line of business also provides physical damage, business interruption and liability coverage for offshore energy property and operations.

•                  Terrorism: provides coverage for physical damage and business interruption of an insured following an act of terrorism.

•                  Aviation: includes hull and liability and specific war coverage for passenger and cargo airlines and privately owned aircraft as well as select aviation product liability coverage.

•                  Political risk: generally provides protection against sovereign default or sovereign actions resulting in impairment of cross-border investments for banks and major corporations. It also provides protection on structured credit based transactions where lenders seek to mitigate some of the non-payment risk of their borrowers, both public and private.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SEGMENT INFORMATION (Continued)

•                  Professional lines: primarily consists of coverage for directors’ and officers’ liability, errors and omissions liability and employment practices liability.

•                  Liability: primarily targets general liability and umbrella and excess liability in the U.S. excess and surplus lines markets. Target classes include mercantile, manufacturing and building/premises, with particular emphasis on commercial and consumer products, commercial construction and miscellaneous general liability.

•                  Accident & Health: primarily provides employee medical coverage for self-insured, small and medium sized employers for losses in excess of a retention.

Reinsurance

Our reinsurance segment provides property and casualty reinsurance to insurance companies on a worldwide basis. The following are the lines of business we write on both a treaty and facultative basis in our reinsurance segment:

•                  Catastrophe: provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. The exposure in the underlying policies is principally property exposure but also covers other exposures including workers compensation, personal accident and life. The principal perils in this portfolio are hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril. We underwrite catastrophe reinsurance principally on an excess of loss basis, meaning that our exposure only arises when our customers’ claims exceed a certain retained amount.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SEGMENT INFORMATION (Continued)

The following tables summarize the underwriting results of our operating segments for the three months ended March 31:

	2007			2006
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$436,488	$866,134	$1,302,622	$437,050	$727,690	$1,164,740
Net premiums written	282,046	857,311	1,139,357	275,150	717,178	992,328
Net premiums earned	314,932	370,372	685,304	322,713	310,881	633,594
Other insurance related income	767	1,173	1,940	624	—	624
Net losses and loss expenses	(185,952)	(206,845)	(392,797)	(156,170)	(202,488)	(358,658)
Acquisition costs	(35,348)	(62,791)	(98,139)	(37,456)	(52,248)	(89,704)
General and administrative expenses	(35,523)	(14,743)	(50,266)	(33,055)	(10,714)	(43,769)
Underwriting income	$58,876	$87,166	146,042	$96,656	$45,431	142,087

Corporate expenses			(12,340)			(11,642)
Net investment income			125,280			93,568
Net realized investment gains (losses)			301			(10,929)
Foreign exchange gains			2,391			9,264
Interest expense			(15,144)			(8,085)
Income before income taxes			$246,530			$214,263

Net loss and loss expense ratio	59.0%	55.8%	57.3%	48.4%	65.1%	56.6%
Acquisition cost ratio	11.2%	17.0%	14.3%	11.6%	16.8%	14.2%
General and administrative expense ratio	11.3%	4.0%	9.1%	10.2%	3.4%	8.7%
Combined ratio	81.5%	76.8%	80.7%	70.2%	85.3%	79.5%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three months ended March 31:

	2007	2006
Gross unpaid losses and loss expenses at beginning of period	$5,015,113	$4,743,338
Less reinsurance recoverable balances	(1,359,154)	(1,518,110)
Net balance at beginning of period	3,655,959	3,225,228

Net incurred losses related to:
Current year	458,760	419,728
Prior years	(65,963)	(61,070)
	392,797	358,658

Net paid losses related to:
Current year	(8,785)	(2,893)
Prior years	(258,830)	(242,091)
	(267,615)	(244,984)
Foreign exchange loss (gain)	3,157	(892)
Net unpaid losses and loss expenses at end of period	3,784,298	3,338,010
Reinsurance recoverable balances at end of period	1,401,893	1,475,506
Gross unpaid losses and loss expenses at end of period	$5,186,191	$4,813,516

Net loss and loss expenses incurred include net favorable prior period reserve development of $66.0 million, and $61.1 million during the three months ended March 31, 2007 and 2006, respectively. Prior period development arises from changes to loss estimates recognized in the current period that relate to loss reserves first reported in previous calendar years. These reserve changes were made as part of our regular quarterly reserving process and primarily arose from better than expected emergence of actual claims relative to expectations on our short tail lines of business.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	STOCK-BASED COMPENSATION

Our share-based compensation plans provide for the grant of various awards to our employees and to members of the Board of Directors. These are described fully in Note 14 to the Consolidated Financial Statements filed on our Form 10-K for the year ended December 31, 2006. The information below includes both the employee and director components of our share-based compensation.

Restricted Stock

During the first three months of 2007 and 2006, we incurred compensation costs of $7.2 million and $5.7 million, respectively, in respect of restricted stock, and recorded tax benefits thereon of $1.5 million and $0.9 million, respectively. At March 31, 2007, there was $69.8 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over the weighted average period of 2 years. The total fair value of shares vested during the first three months of 2007 was $12.7 million. Changes in our restricted stock in the first three months of 2007 and 2006 were as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested — beginning of period	2,228,500	$29.95	1,175,750	$28.40
Granted	1,511,400	32.88	1,255,090	31.06
Vested	(429,500)	29.62	(86,000)	27.75
Forfeited	(37,000)	31.24	(69,750)	28.16
Nonvested — end of period	3,273,400	$31.33	2,275,090	$29.90

Options

During the first three months of 2007 and 2006, we incurred compensation costs $0.2 million and $0.4 million, respectively, in respect of stock options, and recorded tax benefits thereon of $0.4 million and $0.6 million, respectively. At March 31, 2007, there was $0.8 million of unrecognized compensation cost related to the grant of options which is expected to be fully recognized during 2007. The total intrinsic value of options exercised during the first three months of 2007 was $1.3 million, and we received proceeds of $1.5 million. Changes in our stock options in the three months of 2007 and 2006 were as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding — beginning of period	5,146,984	$18.75	6,174,464	$19.11
Granted	—	—	45,000	26.90
Exercised	(84,200)	17.99	(700,614)	18.40
Forfeited	(5,000)	28.02	(57,833)	27.32
Outstanding — end of period	5,057,784	$18.75	5,461,017	$19.18

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share for the three months ended March 31:

	2007	2006
Basic earnings per common share
Net income available to common shareholders	$227,579	$195,185
Weighted average common shares outstanding	150,433	149,314
Basic earnings per common share	$1.51	$1.31

Diluted earnings per common share
Net income available to common shareholders	$227,579	$195,185
Weighted average common shares outstanding	150,433	149,314
Share equivalents
Warrants	12,384	11,634
Options	2,192	2,033
Restricted stock	1,026	574
Weighted average common shares outstanding — diluted	166,035	163,555
Diluted earnings per common share	$1.37	$1.19

At March 31, 2006, there were 1,907,750 restricted shares and options which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive. There were no such anti-dilutive restricted shares or options at March 31, 2007.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Except as noted below, we are not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations. In our opinion, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on our financial condition or results of operations.

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiff thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

Dividends for Common Shares and Preferred Shares

On March 9, 2007 the Board of Directors declared a dividend of $0.165 per common share to shareholders of record at March 31, 2007 and payable on April 16, 2007. Additionally, the Board of Directors declared a dividend of $0.453125 per Series A 7.25% Preferred share and a dividend of $1.875 per Series B 7.5% Preferred share. The Series A Preferred share is payable on April 16, 2007, to shareholders of record at March 31, 2007 and the Series B Preferred share is payable on June 1, 2007 to shareholders of record at May 15, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Tabular dollars are in thousands, except per share amounts.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Annualized return on average common equity (‘ROACE’): ROACE represents the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period. Our objective is to generate superior returns on capital that appropriately reward our shareholders for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements.

ROACE for the first three months of 2007 and 2006 was 22.6% and 25.4%, respectively. The decrease was driven by the fact that average common shareholders’ equity increased by 31% as a result of significantly higher retained earnings largely generated during the year ended December 31, 2006.

Diluted book value per common share: This is a non-GAAP financial measure; for further information refer to “Non-GAAP Financial Measures” at the end of Item 2. We consider diluted book value per common share an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per share increased from $24.02 at December 31, 2006 to $25.11 at March 31, 2007. The increase was substantially due to additional earnings generated in the first three months of 2007.

Cash dividends per common share: Our dividend policy is an integral part of the value we create for our shareholders. Our quarterly cash dividend was $0.165 per common share in the first three months of 2007 compared to $0.15 per common share in the first three months of 2006. In December 2006, our Board of Directors authorized a 10% increase in the quarterly dividend.

Results of Operations: Three months ended March 31, 2007 and 2006

Overview

The following table breaks out net income for the three months ended March 31:

	2007	2006
Underwriting income:
Insurance	$58,876	$96,656
Reinsurance	87,166	45,431
Net investment income and net realized gains/losses	125,581	82,639
Other revenues and expenses	(34,840)	(19,910)
Net income	236,783	204,816
Preferred share dividends	(9,204)	(9,631)
Net income available to common shareholders	$227,579	$195,185

Ratios:
Loss ratio	57.3%	56.6%
Acquisition cost ratio	14.3%	14.2%
General and administrative expense ratio	9.1%	8.7%
Combined ratio	80.7%	79.5%

The 17% increase in net income available to common shareholders was driven by a 52% increase in net investment income (including net realized gains/losses). This was due to a combination of a larger investment base, higher yields and increased income from our allocation to other investments. Underwriting income in both segments was affected by changes to our estimate of prior period loss reserves recorded in each quarter - see “underwriting results by segments” below for further discussion. Overall, our combined ratio was largely unchanged.

Underwriting Results

Premiums: Gross and net premiums written and earned in insurance and reinsurance in the three months ended March 31 were as follows:

	Gross
	2007			2006
	Written	Earned	%	Written	Earned	%
Insurance	436,488	478,842	56%	437,050	478,502	60%
Reinsurance	866,134	373,161	44%	727,690	313,868	40%
Total	$1,302,622	$852,003	100%	$1,164,740	$792,370	100%

	Net
	2007			2006
	Written	Earned	%	Written	Earned	%
Insurance	282,046	314,931	46%	275,150	322,713	51%
Reinsurance	857,311	370,372	54%	717,178	310,881	49%
Total	$1,139,357	$685,303	100%	$992,328	$633,594	100%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in earning patterns. Net premiums written increased 15% driven by growth of our property and casualty reinsurance business in the U.S. and Europe. Approximately 5 percentage points of the increase related to the favorable impact of exchange rate movements, predominantly within our reinsurance segment.

Loss ratio: The table below shows the components of our net loss and loss expense ratio (“loss ratio”) for the three months ended March 31:

	2007	2006
Current year	66.9%	66.2%
Prior period development	(9.6)%	(9.6)%
Loss ratio	57.3%	56.6%

The prior period development was the net favorable result of several underlying reserve developments from prior accident years, primarily on our short tail lines of business. While we believe that our loss reserves at March 31, 2007 are adequate, new information may lead to future developments in ultimate loss and loss expenses significantly greater or less than the reserves currently provided. In addition, conditions and trends that affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to anticipate future redundancies or deficiencies based on historical experience.

Our current year ratio may fluctuate from period to period depending on a number of variables that include the level of estimated attritional losses, changes in our mix of business and changes in the benchmark assumptions used to establish our loss ratios. These benchmarks are developed by our independent actuaries primarily using broader market data that is adjusted for changes in underlying rates, terms and conditions.

General and Administrative Ratio: The increase in our general and administrative ratio reflects the cost associated with supporting the growth of our business. In particular, we incurred additional underwriting support and recruitment costs in the first three months of 2007 relating to the expansion of our U.S. operations.

Net Investment Income and Net Realized Investment Gains/Losses

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. Additionally we invest our portfolio with a focus on total return rather than establishing yield or income targets.

The following table provides a breakdown of net investment income, net realized investment gains/losses and also the associated yields and returns for the three months ended March 31:

	2007	2006
Interest income on fixed maturity investments	$87,875	$69,763
Interest income on cash and cash equivalents	14,831	12,071
Investment income on other investments	25,310	13,405
	128,016	95,239
Investment expense	(2,736)	(1,671)
Net investment income	125,280	93,568

Net realized losses on fixed maturity investments	(1,452)	(8,187)
Changes in fair values of investment derivatives	1,753	(2,742)
Net realized investment gains (losses)	301	(10,929)
Net investment income and net realized investment gains (losses)	$125,581	$82,639

Annualized effective yield of invested assets (1)	4.9%	4.5%
Total return of invested assets (2)	1.5%	(0.1)%
Total return of cash and investments	1.5%	0.3%

(1) Calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our external investment managers.

(2) Invested assets represent assets managed by external investment managers.

Net investment income: Net investment income increased by 34% driven by a larger investment base, higher investment yields and increased income from our allocation to other investments. The average investment base of our cash and fixed maturity investments increased by $1.0 billion and was generated from positive operating cash flows. The growth in the annualized effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The yield on our portfolio may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation. Increased income from our other investment portfolio was a result of larger allocations to collateralized loan obligations, fund of hedge funds, and credit funds combined with better total returns from those investments. The average investment base of our other investments has increased by $0.5 billion.

Net realized investment losses/gains: The majority of our portfolio is invested in the fixed income market and as a result the level of realized gains and losses on these investments are highly correlated to fluctuations in interest rates. The effect of increasing interest rates up to and throughout the first three months of 2006 negatively impacted the price of fixed income resulting in larger unrealized loss positions.

Total return: Our portfolio is managed to maximize total return within certain guidelines. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The increase in our total return was due to a growing allocation to higher returning other investments, and more significantly, the decrease in intermediate U.S. Treasury yields that had a positive impact on the price of the fixed income portfolio. During the first three months of 2006, intermediate U.S. Treasury yields increased, which negatively impacted the price component of the total return.

Other Revenues and Expense items

The following table sets forth our other revenues and expenses for the three months ended March 31:

	2007	2006
Corporate expenses	$(12,340)	$(11,642)
Foreign exchange gains	2,391	9,264
Interest expense	(15,144)	(8,085)
Income tax expense	(9,747)	(9,447)
	$(34,840)	$(19,910)

Corporate expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 1.8% in both periods.

Foreign exchange gains: Some of our business is written in currencies other than U.S dollars. The gains in the first three months of 2007 and 2006 were principally made on the revaluation of asset balances denominated in Euro following an appreciation of the Euro against the U.S dollar during these periods of 1.2% and 2.3%, respectively.

Interest expense: The increase was primarily due to interest costs incurred on the $400.0 million repurchase agreement we entered into in December 2006. We renewed the agreement for a further three months in March 2007 at an interest rate of 3-month LIBOR plus 0.75% per annum.

Underwriting Results by Segment: Three months ended March 31, 2007 and 2006

Insurance Segment

Results of our insurance segment for the three months ended March 31 were as follows:

	2007	2006
Revenues:
Gross premiums written	$436,488	$437,050
Net premiums written	282,046	275,150
Net premiums earned	314,932	322,713
Other insurance related income	767	624
Expenses:
Net losses and loss expenses	(185,952)	(156,170)
Acquisition costs	(35,348)	(37,456)
General and administrative expenses	(35,523)	(33,055)
Underwriting income	$58,876	$96,656
Ratios:
Loss ratio	59.0%	48.4%
Acquisition cost ratio	11.2%	11.6%
General and administrative ratio	11.3%	10.2%
Combined ratio	81.5%	70.2%

The 11.3 percentage point change in our combined ratio was largely due to less favorable prior period reserve development in 2007 (9.1 percentage points) than in 2006 (20.4 percentage points).

Gross premiums written: The following table provides gross premiums written by line of business for the three months ended March 31:

	2007		2006
Property	$138,396	32%	$128,471	29%
Marine	77,892	18%	73,739	17%
Terrorism	12,787	3%	16,420	4%
Aviation	16,140	4%	39,194	9%
Political Risk	28,977	7%	14,050	3%
Casualty	53,483	12%	61,163	14%
Professional Lines	97,325	22%	93,780	21%
Accident and Health	11,488	2%	10,233	3%
Total	$436,488	100%	$437,050	100%

Gross premiums written were consistent quarter on quarter although there was some variation between individual lines of business. Our insurance segment is strongly diversified by product and geography which gives us the flexibility to allocate capacity where we see the best-rated opportunities. Consequently, our mix of business changes based on market conditions. The growth in our property book is primarily due to rate increases on wind peril catastrophe exposed business in the U.S relative to the first three months of 2006 when we declined business that was inadequately priced. The non-catastrophe and international components of our property account remain highly competitive but we continue to identify good business that meets our pricing criteria.

Our aviation and terrorism lines continue to suffer from aggressive competition and we have reduced our participation. We also experienced increased competition and deterioration in rates for casualty business and consequently our premiums on this line reduced. Gross premiums written on our political risk book can vary considerably between periods depending on the timing of major transactions. However, additional underwriting resources on this line allowed us to increase our volume of business in the first three months of 2007 compared to 2006.

Net premiums earned: The following table provides net premiums earned by line of business for the three months ended March 31:

	2007		2006
Property	$82,605	26%	$85,201	26%
Marine	46,009	15%	38,851	12%
Terrorism	19,312	6%	21,612	7%
Aviation	25,919	8%	49,256	15%
Political Risk	25,320	8%	18,878	6%
Casualty	25,447	8%	30,610	9%
Professional Lines	82,196	26%	72,633	23%
Accident and Health	8,124	3%	5,672	2%
Total	$314,932	100%	$322,713	100%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in earning patterns. The overall 2% decrease was largely attributable to our aviation line where, due to continued deteriorating market conditions, we have decreased net premiums written by 43% in the respective rolling twelve months to March 31. Over the same period we significantly increased our political risk premium. Because this line typically provides multi-year coverage, the earning of this premium is spread over a greater number of periods.

Loss ratio: The table below shows the components of our loss ratio for the three months ended March 31:

	2007	2006
Current year	68.1%	68.8%
Prior period development	(9.1)%	(20.4)%
Loss ratio	59.0%	48.4%

The prior period reserve development in each quarter was the net favorable result of several underlying reserve developments, primarily on our short tail lines of business. The first three months of 2006 included 9.3 percentage points of favorable development on losses relating to Hurricanes Katrina, Rita and Wilma from 2005.

Outlook

Generally, we are satisfied that the broad property and casualty insurance marketplace, provides us ample opportunity to target attractively priced risks. Current rate levels for some lines of business, like catastrophe-exposed property and energy business, continue to produce returns above historic levels. In areas where the competition has been much more aggressive, such as terrorism and aviation, we have been reducing our participation. Other lines, such as primary casualty, umbrella, and professional lines, still contain good profit potential, but bear closer scrutiny as they come under increasing pressure. Smaller accounts are experiencing less pricing pressure and we continue to develop our capabilities for efficiently accessing and underwriting these accounts.

During the quarter, we announced the acquisition of the assets and operations of Media/Pro. Media/Pro is a full-service managing general underwriter with operations in the U.S., Canada and the U.K. Professional liability lines written by Media/Pro include media liability insurance, cyber-technology insurance and miscellaneous professional liability insurance. We have been the exclusive carrier for several of its E&O liability programs for the prior two years. Our premium volume generated from the Media/Pro relationship in 2006 was approximately $55 million and we now have renewal rights to the broader portfolio, which could represent $70 million of additional annual premium to us.

Reinsurance Segment

Results in our reinsurance segment for the three months ended March 31 were as follows:

	2007	2006
Revenues:
Gross premiums written	$866,134	$727,690
Net premiums written	857,311	717,178
Net premiums earned	370,372	310,881
Other insurance related income	1,173	—
Expenses:
Net losses and loss expenses	(206,845)	(202,488)
Acquisition costs	(62,791)	(52,248)
General and administrative expenses	(14,743)	(10,714)
Underwriting income	$87,166	$45,431
Ratios:
Loss ratio	55.8%	65.1%
Acquisition cost ratio	17.0%	16.8%
General and administrative ratio	4.0%	3.4%
Combined ratio	76.8%	85.3%

The 8.5 percentage point change in our combined ratio was largely due to the impact of prior period loss reserve development. We experienced 10.1 percentage points of net favorable development in the first three months of 2007 compared to net adverse development of 1.6 percentage points in the same period of 2006.

Gross Premiums Written: The following table provides gross premiums written by line of business for the three months ended March 31:

						Impact
	2007		2006		Change	of FX
Catastrophe	$244,125	28%	$227,501	31%	7%	5%
Property	147,159	17%	101,580	14%	45%	9%
Professional Lines	88,426	10%	93,442	13%	(5)%	1%
Credit and bond	104,119	12%	89,483	12%	16%	11%
Motor	81,131	9%	67,329	9%	20%	12%
Liability	145,929	17%	113,120	16%	29%	2%
Other	55,245	7%	35,235	5%	57%	10%
Total	$866,134	100%	$727,690	100%	19%	6%

The 19% increase in gross premiums written was partially due to foreign exchange rate movements between January 1, 2006 and January 1, 2007, most significantly the weakening of the U.S dollar against the Euro and Sterling. The impact on our various lines of business is highlighted above.

Overall, the reinsurance market remained stable and at attractive levels in the first three months of 2007 with no significant changes in either terms or conditions. The increase in gross premiums written mostly reflects increased participation of the U.S and European reinsurance markets. Since early 2006 we have recruited additional underwriting resources and also increased our marketing efforts in the U.S. These measures drove additional business in the first three months of 2007, most notably in property and liability lines. We also broadened our portfolio in Europe by writing new catastrophe and property pro rata business in Eastern Europe, increasing our market share of the French motor market and writing new engineering business. The reduction in professional lines premium was primarily related to the timing of renewals.

Net premiums earned: The following table provides net premiums earned by line of business for the three months ended March 31:

	2007		2006
Catastrophe	$114,553	31%	$90,253	29%
Property	81,539	22%	80,246	26%
Professional Lines	64,135	17%	49,025	16%
Credit and bond	24,320	7%	24,088	8%
Motor	24,916	7%	20,634	7%
Liability	47,454	13%	37,334	12%
Other	13,455	3%	9,301	2%
Total	$370,372	100%	$310,881	100%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in earning patterns. Net premiums earned increased 19%, largely reflecting the additional gross premiums written in the first three months of 2007 compared to 2006.

Loss ratio: The table below shows the components of our loss ratio for the three months ended March 31:

	2007	2006
Current year	65.9%	63.5%
Prior period development	(10.1)%	1.6%
Loss ratio	55.8%	65.1%

The favorable development in 2007 was primarily due to better than expected claims experience on our short tail lines of business. The net adverse development in 2006 of 1.6 percentage points included 20.9 percentage points of reserve strengthening relating to Hurricanes Katrina, Rita and Wilma in 2005.

Our current year loss ratio in 2007 includes estimated net losses incurred on Windstorm Kyrill of $29 million, or 7.8 percentage points. Our current year ratio also fluctuates from period to period depending on a number of other variables that include the level of estimated attritional losses, changes in our mix of business and in changes in the benchmark assumptions used to establish our loss ratios. These benchmarks are developed by our independent actuaries primarily using wider market data that is adjusted for changes in underlying rates, terms and conditions.

Outlook

Generally, overall discipline throughout the global reinsurance marketplace continues. We continue to experience the ongoing trend of greater risk and retention appetite in the industry bringing to bear modest price reductions. For property catastrophe business, major buyers dropped lower layers in favor of larger limits at the upper end of their programs, while, for casualty reinsurance business, cedants tended to retain more business. Critically, we have not seen major slippage in terms and conditions.

Rates continue to be very attractive for U.S. catastrophe-exposed reinsurance business relative to the 1st of January 2006. However, the market dislocation evident at mid-year 2006 renewals has further corrected and rate is coming under some pressure. Reinsurance renewals in Continental Europe, where the primary renewal date is January 1st, were characterized by an abundance of capacity. Finally, we expect the impact of recent Florida legislation bypassing the private reinsurance marketplace to directly impact less than 2% of reinsurance premiums.

Liquidity and Capital Resources

There has been no material change in our liquidity and capital resource requirements since December 31, 2006. For more information refer to “Liquidity and Capital Resources” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

At March 31, 2007, our shareholders’ equity was $4,642 million compared to $4,413 million at December 31, 2006. The increase of $229 million was primarily due to first quarter net income of $236 million. During the first three months of 2007, we declared dividends of $28 million to common shareholders and $9 million to preferred shareholders. The net unrealized losses associated with our available for sale investment portfolio decreased by $23 million in the first three months of 2007 driven by a decrease in intermediary U.S. interest rates.

Commitments and Contingencies

There have been no material changes in the Company’s commitments or contingencies since December 31, 2006. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

On March 19, 2007, we renewed the repurchase agreement relating to our investment in the life settlement contracts for a further 3-month term. We may renew the repurchase agreement at its maturity.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

See Item 1, Note 1 to the Consolidated Financial Statements for a discussion of new accounting standards we have recently adopted and recently issued accounting pronouncements we have not yet adopted.

Off-Balance Sheet and Special Purpose Entity Arrangements

At March 31, 2007, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

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

	At March 31	At Dec 31
(in thousands, except per share)	2007	2006

Common shareholders’ equity	$4,141,747	$3,912,647
Shares outstanding	150,417	149,982
Book value per share	$27.54	$26.09

Diluted book value on a
“as if converted basis”
Common shareholders’ equity	4,141,747	3,912,647
add in:
proceeds on excerise of options	94,835	96,485
proceeds on exercise of warrants	244,363	244,363
Adjusted shareholders’ equity	$4,480,945	$4,253,495

As if converted diluted shares
outstanding
Shares outstanding	150,417	149,982
add in:
vested phantom stock units	55	46
vesting of restricted stock	3,273	2,229
exersice of options	5,058	5,147
exercise of warrants	19,652	19,644
Diluted shares outstanding	178,455	177,048

Diluted book value per share	$25.11	$24.02

Item 3.                              Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risk exposures since December 31, 2006. Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.                              Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007. Based upon that evaluation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 1, 2005, In re Insurance Brokerage Antitrust Litigation was filed in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and RICO violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiff thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the number of shares we repurchased during each month in the quarter ended March 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (b)
January 1-31, 2007	86,611	$33.37	0	$400,000,000
February 1-28, 2007	0	$0	0	$400,000,000
March 1-31, 2007	0	$0	0	$400,000,000
Total	86,611	$33.37	0	$400,000,000

(a)	Comprises shares withheld to satisfy tax liabilities upon the vesting of restricted stocks awarded under our
2003 Long Term Equity Compensation Plan. These shares are not included in our repurchase program.

(b)	On December 7, 2006, our Board of Directors authorized a renewal of our share repurchase plan with the authorization to repurchase up to $400 million of our common shares to be effected from time to time in open market or privately negotiated transactions. The repurchase program is authorized to continue until

December 2008.

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

4.3

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

Dated: May 1, 2007

AXIS CAPITAL HOLDINGS LIMITED

By:

/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)