Form 10-Q
period 2007-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2007-08-07
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
Commission file number 001-31721

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

As of August 3, 2007 there were 151,269,422 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(in thousands)	2007	2006
Assets
Investments:
Fixed maturity investments available for sale, at fair value (Amortized cost 2007: $7,322,659; 2006: $6,574,249)	$7,219,836	$6,532,723
Other investments, at fair value	1,106,409	1,130,664
Total investments	8,326,245	7,663,387
Cash and cash equivalents	1,837,675	1,989,287
Accrued interest receivable	82,151	76,967
Insurance and reinsurance premium balances receivable	1,604,193	1,125,822
Reinsurance recoverable balances	1,217,807	1,293,660
Reinsurance recoverable balances on paid losses	119,904	65,494
Deferred acquisition costs	346,318	251,799
Prepaid reinsurance premiums	259,474	241,821
Securities lending collateral	916,388	794,149
Goodwill and intangible assets	62,511	29,041
Other assets	156,308	133,860
Total assets	$14,928,974	$13,665,287

Liabilities
Reserve for losses and loss expenses	$5,360,064	$5,015,113
Unearned premiums	2,548,743	2,015,556
Insurance and reinsurance balances payable	250,248	294,374
Securities lending payable	914,466	791,744
Senior notes	499,207	499,144
Liability under repurchase agreement	400,000	400,000
Net payable for investments purchased	120,505	62,185
Other liabilities	141,859	174,524
Total liabilities	10,235,092	9,252,640

Shareholders’ Equity
Preferred shares - Series A and B	$500,000	$500,000
Common shares (2007: 147,924; 2006:149,982 shares issued and outstanding)	1,849	1,875
Additional paid-in capital	1,850,047	1,929,406
Accumulated other comprehensive loss	(106,693)	(44,638)
Retained earnings	2,448,711	2,026,004
Treasury shares, at cost (2007: 1 ; 2006: nil shares)	(32)	—
Total shareholders’ equity	4,693,882	4,412,647
Total liabilities and shareholders’ equity	$14,928,974	$13,665,287

See accompanying notes to consolidated financial statements

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three months ended		Six months ended
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Revenues
Net premiums earned	$693,941	$679,099	$1,379,245	$1,312,693
Net investment income	113,685	91,663	238,965	185,231
Net realized investment losses	(4,656)	(9,777)	(4,356)	(20,706)
Other insurance related income	693	438	2,633	1,062
Total revenues	803,663	761,423	1,616,487	1,478,280
Expenses
Net losses and loss expenses	358,723	371,982	751,521	730,640
Acquisition costs	95,745	101,832	193,884	191,536
General and administrative expenses	68,574	57,657	131,180	113,068
Foreign exchange gains	(6,883)	(18,901)	(9,274)	(28,165)
Interest expense and financing costs	14,169	8,315	29,312	16,400
Total expenses	530,328	520,885	1,096,623	1,023,479
Income before income taxes	273,335	240,538	519,864	454,801
Income tax expense	12,519	7,912	22,266	17,359
Net income	260,816	232,626	497,598	437,442
Preferred shares dividends	9,226	9,226	18,430	18,857
Net income available to common shareholders	$251,590	$223,400	$479,168	$418,585

Weighted average common shares and common share equivalents:
Basic	149,027	149,765	149,727	149,541
Diluted	166,320	163,325	166,175	163,442

Earnings per common share:
Basic	$1.69	$1.49	$3.20	$2.80
Diluted	$1.51	$1.37	$2.88	$2.56

Cash dividends declared per common share	$0.165	$0.15	$0.33	$0.30

See accompanying notes to the consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three months ended		Six months ended
	2007	2006	2007	2006
	(in thousands)

Net income	$260,816	$232,626	$497,598	$437,442
Other comprehensive income, net of tax
Change in unrecognized prior period service cost on the supplemental executive retirement plan	562	(384)	1,125	(384)
Unrealized losses arising during the period	(90,202)	(40,625)	(67,694)	(106,098)
Adjustment for re-classification of investment losses realized in net income	5,072	8,668	4,514	17,701
Comprehensive income	$176,248	$200,285	$435,543	$348,661

See accompanying notes to consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
	(in thousands)
Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares
Balance at beginning of period	1,875	1,861
Shares issued	8	12
Shares repurchased	(34)	—
Balance at end of period	1,849	1,873

Additional paid-in capital
Balance at beginning of period	1,929,406	1,886,356
Shares issued	1,282	153
Shares repurchased	(103,431)	—
Stock options exercised	6,333	14,321
Share-based compensation expense	16,457	12,736
Balance at end of period	1,850,047	1,913,566

Accumulated other comprehensive loss
Balance at beginning of period	(44,638)	(77,798)
Change in unrealized losses on fixed maturity investments	(63,153)	(89,896)
Change in unrecognized prior period service cost on the SERP	1,125	(384)
Change in deferred taxes	(27)	1,498
Balance at end of period	(106,693)	(166,580)

Retained earnings
Balance at beginning of period	2,026,004	1,201,932
Net income	497,598	437,442
Series A and B preferred share dividends	(18,430)	(18,857)
Common share dividends	(56,461)	(50,653)
Balance at end of period	2,448,711	1,569,864

Treasury shares, at cost
Balance at beginning of period	—	—
Shares repurchased	(32)	—
Balance at end of period	(32)	—

Total shareholders’ equity	$4,693,882	$3,818,723

See accompanying notes to consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$497,598	$437,442
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	4,356	20,706
Net change in fair value of other investments	(24,474)	(12,442)
Amortization/accretion of fixed maturity investments	4,423	15,315
Other amortization and depreciation	4,866	4,659
Share-based compensation expense	16,457	12,736
Changes in:
Accrued interest receivable	(5,184)	(8,597)
Reinsurance recoverable balances	21,443	125,567
Deferred acquisition costs	(94,519)	(94,239)
Prepaid reinsurance premiums	(17,653)	(28,302)
Reserve for loss and loss expenses	344,951	91,823
Unearned premiums	533,187	528,673
Insurance and reinsurance balances, net	(522,497)	(363,698)
Other items	(47,634)	(70,125)
Net cash provided by operating activities	715,320	659,518

Cash flows from investing activities:
Purchase of available-for-sale securities	(3,715,332)	(2,606,910)
Sales and maturities of available-for-sale securities	3,016,094	2,531,902
Purchases of other investments	(40,250)	(210,750)
Sales of other investments	87,479	—
Purchase of assets	(33,725)	—
Other	(22,118)	—
Net cash used in investing activities	(707,852)	(285,758)

Cash flows from financing activities:
Dividends paid - common shares	(56,414)	(45,574)
Dividends paid - preferred shares	(18,430)	(19,353)
Repurchase of shares	(103,497)	—
Issuance of common shares, net	7,623	14,486
Net cash used in financing activities	(170,718)	(50,441)

Effect of exchange rate changes on foreign currency cash	11,638	11,139
(Decrease)/increase in cash and cash equivalents	(151,612)	334,458
Cash and cash equivalents - beginning of period	1,989,287	1,280,990
Cash and cash equivalents - end of period	$1,837,675	$1,615,448

See accompanying notes to the consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

Our consolidated balance sheet at June 30, 2007 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the periods ended June 30, 2007 and 2006 have not been audited. The balance sheet at December 31, 2006 is derived from the audited financial statements.

These statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or the “Company” refer to AXIS Capital Holdings Limited and its direct and indirect subsidiaries.

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

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data.  Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Although early adoption was permitted as of January 1, 2007, we have not yet adopted FAS 157 and are evaluating the potential impact of adoption on our financial condition and results of operations.

1.                                      BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).   This standard permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial instruments and certain other items including insurance contracts.  An entity electing the fair value option would be required to recognize changes in fair value in earnings and provide disclosure that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings.  Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, Disclosures about Fair Value of Financial Instruments.  FAS 159 was effective for fiscal years beginning after November 15, 2007. Although early adoption was permitted as of January 1, 2007, we have not yet adopted FAS 159.

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

2.                                      SEGMENT INFORMATION (continued)

The following tables summarize the underwriting results of our operating segments:

Three months ended June 30:

	2007			2006
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$612,671	$346,707	$959,378	$629,605	$365,775	$995,380
Net premiums written	406,885	348,457	755,342	455,026	365,706	820,732
Net premiums earned	298,245	395,696	693,941	323,571	355,528	679,099
Other insurance related income	360	333	693	438	—	438
Net losses and loss expenses	(133,568)	(225,155)	(358,723)	(147,785)	(224,197)	(371,982)
Acquisition costs	(27,442)	(68,303)	(95,745)	(38,754)	(63,078)	(101,832)
General and administrative expenses	(39,167)	(15,223)	(54,390)	(34,873)	(11,501)	(46,374)
Underwriting income	$98,428	$87,348	185,776	$102,597	$56,752	159,349

Corporate expenses			(14,184)			(11,283)
Net investment income			113,685			91,663
Net realized investment losses			(4,656)			(9,777)
Foreign exchange gains			6,883			18,901
Interest expense			(14,169)			(8,315)
Income before income taxes			$273,335			$ 240,538

Net loss and loss expense ratio	44.8%	56.9%	51.7%	45.7%	63.1%	54.8%
Acquisition cost ratio	9.2%	17.3%	13.8%	12.0%	17.7%	15.0%
General and administrative expense ratio	13.1%	3.8%	9.9%	10.8%	3.2%	8.5%
Combined ratio	67.1%	78.0%	75.4%	68.5%	84.0%	78.3%

2.             SEGMENT INFORMATION (CONTINUED)

Six months ended June 30:

	2007			2006
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$1,049,159	$1,212,842	$2,262,001	$1,066,655	$1,093,465	$2,160,120
Net premiums written	688,931	1,205,769	1,894,700	730,176	1,082,884	1,813,060
Net premiums earned	613,177	766,068	1,379,245	646,284	666,409	1,312,693
Other insurance related income	1,127	1,506	2,633	1,062	—	1,062
Net losses and loss expenses	(319,520)	(432,001)	(751,521)	(303,955)	(426,685)	(730,640)
Acquisition costs	(62,791)	(131,093)	(193,884)	(76,210)	(115,326)	(191,536)
General and administrative expenses	(74,690)	(29,966)	(104,656)	(67,928)	(22,215)	(90,143)
Underwriting income	$157,303	$174,514	331,817	$199,253	$102,183	301,436

Corporate expenses			(26,524)			(22,925)
Net investment income			238,965			185,231
Net realized investment losses			(4,356)			(20,706)
Foreign exchange gains			9,274			28,165
Interest expense			(29,312)			(16,400)
Income before income taxes			$519,864			$454,801

Net loss and loss expense ratio	52.1%	56.4%	54.5%	47.0%	64.0%	55.7%
Acquisition cost ratio	10.2%	17.1%	14.1%	11.8%	17.3%	14.6%
General and administrative expense ratio	12.2%	3.9%	9.5%	10.5%	3.3%	8.6%
Combined ratio	74.5%	77.4%	78.1%	69.3%	84.6%	78.9%

3.                                      INVESTMENTS

Gross unrealized losses

The following tables summarize fixed maturity investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	At June 30, 2007
	12 months or greater		Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Investment	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency securities	$456,156	$(13,428)	$651,387	$(8,974)	$1,107,543	$(22,402)
Non-U.S. government securities	—	—	40,880	(1,076)	40,880	(1,076)
Corporate securities	320,932	(7,671)	614,551	(12,158)	935,483	(19,829)
Mortgage-backed securities	1,314,446	(49,421)	1,498,953	(27,249)	2,813,399	(76,670)
Asset-backed securities	106,477	(1,166)	391,802	(1,433)	498,279	(2,599)
Municipals	112,068	(2,562)	178,776	(2,153)	290,844	(4,715)
Total	$2,310,079	$(74,248)	$3,376,349	$(53,043)	$5,686,428	$(127,291)

	At December 31, 2006
	12 months or greater		Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Investment	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency securities	$536,403	$(13,909)	$364,668	$(2,519)	$901,071	$(16,428)
Non-U.S. government securities	4,957	(151)	131,457	(2,620)	136,414	(2,771)
Corporate securities	421,943	(7,556)	449,679	(2,507)	871,622	(10,063)
Mortgage-backed securities	1,420,196	(33,607)	536,721	(3,935)	1,956,917	(37,542)
Asset-backed securities	149,673	(1,961)	166,200	(356)	315,873	(2,317)
Municipals	105,832	(1,803)	130,511	(457)	236,343	(2,260)
Total	$2,639,004	$(58,987)	$1,779,236	$(12,394)	$4,418,240	$(71,381)

At June 30, 2007, 2,336 securities (2006: 1,945) were in an unrealized loss position with a fair value of $5,686 million (2006: $4,418 million) of which 1,473 securities (2006: 1,497) have been in an unrealized loss position for 12 months or greater and have a fair value of $2,310 million (2006: $2,639 million).  The unrealized losses from these securities were not a result of credit, collateral or structural issues.  In the first six months of 2007, we recorded an impairment charge of $1.8 million (2006: $0.6 million) relating to 8 securities (2006: 13) that we determined to be other than temporarily impaired which were included in net realized investment losses in the Consolidated Statements of Operations.

4.                                      RESERVE FOR LOSSES AND LOSS EXPENSES

The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid losses and loss expenses for the six months ended June 30:

	2007	2006
Gross unpaid losses and loss expenses at beginning of period	$5,015,113	$4,743,338
Less reinsurance recoverable balances	(1,293,660)	(1,455,248)
Less reinsurance recoverable balances on paid losses	(65,494)	(62,862)
Net balance at beginning of period	3,655,959	3,225,228

Net incurred losses related to:
Current year	914,305	856,180
Prior years	(162,784)	(125,540)
	751,521	730,640
Net paid losses related to:
Current year	(36,771)	(33,906)
Prior years	(359,890)	(489,008)
	(396,661)	(522,914)
Foreign exchange loss	11,534	9,664
Net unpaid losses and loss expenses at end of period	4,022,353	3,442,618
Reinsurance recoverable balances	1,217,807	1,271,452
Reinsurance recoverable balances on paid losses	119,904	121,091
Gross unpaid losses and loss expenses at end of period	$5,360,064	$4,835,161

Net incurred losses include net favorable prior period reserve development of $163 million, and $126 million during the six months ended June 30, 2007 and 2006, respectively.  Prior period development arises from changes to loss estimates recognized in the current period that relate to loss reserves first reported in previous calendar years. These reserve changes were made as part of our regular quarterly reserving process and primarily arose from better than expected emergence of actual claims relative to expectations. The net favorable development in 2007 was predominately related to our property lines from accident year 2006. For these lines, accident year 2006 has largely proven to be a benign loss year with limited late reported loss activity and minimal deterioration of previously reported claims. The net favorable development in 2006 was related to our short tail lines of business and was primarily generated from accident years 2004 and 2005.

5.                                      STOCK-BASED COMPENSATION

In May 2007, our shareholders approved the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (“2007 Plan”).  The 2007 Plan provides for, among other things, the grant of restricted stock awards and units, non-qualified and incentive stock options, and other equity based awards to our employees, directors and consultants.  The maximum number of our common shares that may be delivered under our 2007 Plan is 5,000,000.  As a result of this 2007 Plan, the 2003 Long-Term Equity Compensation and 2003 Directors Long-Term Equity Compensation Plan were terminated, except that all related outstanding awards will remain in effect.

During the three months ended June 30, 2007 and 2006, we incurred compensation costs of $9.1 million and $6.6 million, respectively, for all stock compensation plans, and recorded tax benefits thereon of $1.7 million and $1.2 million, respectively.  For the first six months of 2007 and 2006, we incurred compensation costs of $16.5 million and $12.7 million, respectively, for all stock compensation plans, and recorded tax benefits thereon of $3.6 million and $2.6 million, respectively.

The following is a summary of activity under our existing stock compensation plans for the first six months in 2007 and 2006:

Restricted Stock

	2007		2006
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested - beginning of year	2,229	$29.95	1,176	$28.40
Granted	1,572	32.93	1,279	31.01
Vested	(432)	29.61	(86)	27.75
Forfeited	(41)	31.29	(77)	25.42
Unvested - end of period	3,328	$31.39	2,292	$29.98

At June 30, 2007, there was $63.1 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over the weighted average period of 1.5 years. The total fair value of shares vested during the first six months of 2007 was $12.8 million.

Stock Options

	2007		2006
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding - beginning of year	5,147	$18.75	6,174	$19.11
Granted	—	—	45	26.90
Exercised	(287)	22.09	(763)	18.79
Forfeited	(5)	28.02	(58)	27.32
Outstanding - end of period	4,855	$18.54	5,398	$19.13

At June 30, 2007, there was $0.5 million of unrecognized compensation cost related to the stock option awards which will be fully recognized during the remainder of 2007. The total intrinsic value of options exercised during the first six months of 2007 was $4.2 million, and we received proceeds of $6.3 million.

6.                                      EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Basic earnings per common share
Net income available to common shareholders	$251,590	$223,400	$479,168	$418,585
Weighted average common shares outstanding	149,027	149,765	149,727	149,541
Basic earnings per common share	$1.69	$1.49	$3.20	$2.80

Diluted earnings per common share
Net income available to common shareholders	$251,590	$223,400	$479,168	$418,585
Weighted average common shares outstanding	149,027	149,765	149,727	149,541
Share equivalents:
Warrants	13,305	11,006	12,844	11,320
Options	2,483	1,780	2,339	1,906
Restricted stock	1,505	774	1,265	675
Weighted average common shares outstanding - diluted	166,320	163,325	166,175	163,442
Diluted earnings per common share	$1.51	$1.37	$2.88	$2.56

For the three and six months ended June 30, 2006, there were 1,620,168 and 1,763,959 restricted shares and options, respectively, which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive. There were no such anti-dilutive restricted shares or options for the three or six months ended June 30, 2007.

7.                                      SHAREHOLDERS’ EQUITY

On May 10, 2007, we repurchased from Trident II, L.P and affiliated entities, an aggregate of 2,700,000 shares of our common stock at $37.25 per share, for a total purchase price of $100,575,000. These shares were subsequently cancelled.

8.                                      COMMITMENTS AND CONTINGENCIES

(i)     Legal Proceedings

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies, including our U.S. insurance subsidiaries. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount.  On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss.  On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiff thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity.   In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4).  On June 21, 2007, the defendants filed renewed motions to dismiss, which are pending before the court.  We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

(ii)                              Dividends for Common Shares and Preferred Shares

On May 11, 2007 the Board of Directors declared a dividend of $0.165 per common share to shareholders of record at June 29, 2007 and payable on July 16, 2007. Additionally, the Board of Directors declared a dividend of $0.453125 per Series A 7.25% Preferred share and a dividend of $1.875 per Series B 7.5% Preferred share. The Series A Preferred share is payable on July 16, 2007, to shareholders of record at June 29, 2007 and the Series B Preferred share is payable on September 3, 2007 to shareholders of record at August 15, 2007.

(iii)                            Reinsurance Purchase Commitment

During the second quarter of 2007, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at June 30, 2007, we have an outstanding reinsurance purchase commitment of $139 million (2006: $47 million).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to small rounding differences.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Annualized return on average common equity (‘ROACE’): ROACE represents the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period.  Our objective is to generate superior returns on capital that appropriately reward our shareholders for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. ROACE was 24.1% and 23.6% for the three and six months ended June 30, 2007, respectively, compared to 27.6% and 26.4% for the same periods of 2006.

Diluted book value per common share: This is a non-GAAP financial measure; for further information refer to “Non-GAAP Financial Measures” at the end of Item 2. We consider diluted book value per common share an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per share increased from $24.02 at December 31, 2006 to $25.76 at June 30, 2007. The increase was substantially due to earnings generated in the first six months of 2007.

Cash dividends per common share: Our dividend policy is an integral part of the value we create for our shareholders. Our quarterly cash dividend was $0.165 per common share in the first two quarters of 2007 compared to $0.15 per common share in the first two quarters of 2006. In December 2006, our Board of Directors authorized a 10% increase in the quarterly dividend.

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Overview

The following tables break out our net income to common shareholders:

	Three months ended			Six months ended
	June 30			June 30
	2007	2006	Change	2007	2006	Change
Underwriting income:
Insurance	$98,428	$102,597	(4)%	$157,303	$199,253	(21)%
Reinsurance	87,348	56,752	54%	174,514	102,183	71%
Net investment income and net realized gains/losses	109,029	81,886	33%	234,609	164,525	43%
Other revenues and expenses	(33,989)	(8,609)	295%	(68,828)	(28,519)	141%
Net income	260,816	232,626	12%	497,598	437,442	14%
Preferred share dividends	(9,226)	(9,226)	—	(18,430)	(18,857)	(2)%
Net income available to common shareholders	$251,590	$223,400	13%	$479,168	$418,585	14%

Ratios:
Loss ratio	51.7%	54.8%	(3.1)%	54.5%	55.7%	(1.2)%
Acquisition cost ratio	13.8%	15.0%	(1.2)%	14.1%	14.6%	(0.5)%
General and administrative expense ratio	9.9%	8.5%	1.4%	9.5%	8.6%	0.9%
Combined ratio	75.4%	78.3%	(2.9)%	78.1%	78.9%	(0.8)%

The increases in net income available to common shareholders in the three and six months ended June 30, 2007 over the corresponding periods of 2006 were largely driven by the same factors. These were as follows:

•      Additional underwriting income in our reinsurance segment, primarily due to increased net favorable prior period reserve development.

•      An increase in net investment income driven by a combination of a larger investment base and higher investment yields.

These increases were partially offset by:

•      Reduced underwriting income in our insurance segment. This was largely in relation to the year-to-date results, for which there was a lower level of favorable prior period reserve development.

•      Higher interest expenses and lower foreign exchange gains (included in other revenues and expenses).

The above factors, including changes in the individual components of our combined ratio, are discussed further below.

Underwriting Results

Premiums: Gross and net premiums written by segment were as follows:

	Gross Premiums Written
	Three months ended			Six months ended
	2007	2006	Change	2007	2006	Change
Insurance	$612,671	$629,605	(3)%	$1,049,159	$1,066,655	(2)%
Reinsurance	346,707	365,775	(5)%	1,212,842	1,093,465	11%
Total	$959,378	$995,380	(4)%	$2,262,001	$2,160,120	5%

% ceded
Insurance	34%	28%	6%	34%	32%	2%
Reinsurance	(1)%	0%	(1)%	1%	1%	0%
Total	21%	18%	3%	16%	16%	0%

	Net Premiums Written
	Three months ended			Six months ended
	2007	2006	Change	2007	2006	Change
Insurance	$406,885	$455,026	(11)%	$688,931	$730,176	(6)%
Reinsurance	348,457	365,706	(5)%	1,205,769	1,082,884	11%
Total	$755,342	$820,732	(8)%	$1,894,700	$1,813,060	5%

Gross premiums written decreased in the second quarter of 2007 compared to the same quarter in 2006 as we reduced insurance business under competitive pricing pressure and as reinsurance clients increased their retentions. Also, with respect to our reinsurance segment, the second quarter of 2006 included significant upward adjustments to prior year premium estimates on our property pro rata book. The year-to-date increase in gross premiums written is driven by growth of our property and casualty reinsurance business in the U.S and Europe. Approximately 4 percentage points of the increase in reinsurance for the six months related to the impact of exchange rate movements.

The increase in premiums ceded in our insurance segment in the three and six months ended June 30, 2007 compared to the same periods of 2006 relate to additional cover purchased in our professional lines, terrorism and property lines of business. In late 2006, we created an integrated Ceded Reinsurance Unit within our insurance segment that coordinates our reinsurance purchasing to improve efficiency of reinsurance purchasing activities and take advantage of any new opportunities in the marketplace.  As a result, we were able to expand our reinsurance coverage during 2007 at cost effective levels.

The table below breaks out net premiums earned by segment:

	Net premiums earned
	Three months ended June 30				Six months ended June 30
	2007	%	2006	%	2007	%	2006	%
Insurance	$298,245	43%	$323,571	48%	$613,177	44%	$646,284	49%
Reinsurance	395,696	57%	355,528	52%	766,068	56%	666,409	51%
Total	$693,941	100%	$679,099	100%	$1,379,245	100%	$1,312,693	100%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns. Net premiums earned increased 2% and 5% in the three and six months ended June 30, 2007, respectively, from the same periods in 2006. The increases reflect the continued growth of our reinsurance business in the U.S and Europe, including significantly greater premiums written on January 1, 2007 compared to 2006, a major renewal date for our reinsurance business. The reductions in net premiums earned in our insurance segment primarily reflect changes in business mix.

Loss ratio: The tables below show the components of our net loss and loss expense ratio (“loss ratio”) for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Current year	65.7%	64.3%	66.3%	65.3%
Prior period development	(14.0)%	(9.5)%	(11.8)%	(9.6)%
Loss ratio	51.7%	54.8%	54.5%	55.7%

Our current year loss ratio can vary from period to period depending on a number of variables that include the level of estimated losses, changes in our mix of business and changes in the benchmark assumptions used to establish our loss ratios. These benchmarks are developed by our independent actuaries primarily using broader market data that is adjusted for changes in underlying rates, terms and conditions.

Prior period development was the net favorable result of several underlying reserve developments from prior accident years, identified during our quarterly reserving process. The following tables break out our prior period development by segment for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Insurance	$55,814	$58,186	$84,541	$124,132
Reinsurance	41,006	6,285	78,243	1,408
Total	$96,820	$64,471	$162,784	$125,540

For further detail on the prior period development refer to the segment discussions below. While we believe that our loss reserves at June 30, 2007 are adequate, new information may lead to future developments in ultimate loss and loss expenses significantly greater or less than the reserves currently provided. In addition, conditions and trends that affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to anticipate future redundancies or deficiencies based on historical experience.

Acquisition cost ratio: The decreases in our acquisition cost ratio were primarily due to an increase in commissions received on ceded premiums associated with the additional reinsurance coverage purchased in our insurance segment during 2007.

General and Administrative ratio: The increases in our general and administrative ratio reflect the costs associated with supporting the growth of our business. In particular, we incurred higher staffing costs in 2007 relating to the expansion of our insurance operations in the U.S., including those related with our acquisition of the Media Pro business during the second quarter. For further information on Media Pro refer to the insurance segment discussion below.

Net Investment Income and Net Realized Investment Gains/Losses

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. Additionally we invest our portfolio with a focus on total return rather than establishing yield or income targets.

The following table provides a breakdown of net investment income, net realized investment gains/losses and also the associated yields and returns, for the periods indicated:

	Three months ended June 30			Six months ended June 30
	2007	2006	Change	2007	2006	Change
Interest income on fixed maturity investments	$90,082	$70,832	27%	$170,003	$138,776	23%
Interest income on cash and cash equivalents	23,443	17,089	37%	46,226	30,980	49%
Investment income on other investments	3,358	5,465	(39)%	28,670	18,870	52%
	116,883	93,386	25%	244,899	188,626	30%
Investment expense	(3,198)	(1,723)	86%	(5,934)	(3,395)	75%
Net investment income	113,685	91,663	24%	238,965	185,231	29%

Net realized losses on fixed maturity investments	(5,491)	(9,598)	(43)%	(5,073)	(19,574)	(74)%
Changes in fair values of investment derivatives	835	(179)	(566)%	717	(1,132)	(163)%
Net realized investment losses	(4,656)	(9,777)	(52)%	(4,356)	(20,706)	(79)%

Net investment income and net realized investment losses	$109,029	$81,886	33%	$234,609	$164,525	43%

Average investment base:
Cash and fixed maturity investments (1)	$8,987,978	$7,533,940	19%	$8,834,392	$7,465,097	18%
Other investments	$1,094,251	$585,597	104%	$1,114,261	$536,597	108%

Annualized effective yield of invested assets (2)	5.0%	4.7%		5.0%	4.6%
Total return of invested assets (3)	0.0%	0.4%		1.5%	0.4%
Total return of cash and investments (3)	0.1%	0.5%		1.6%	0.8%

(1) Includes accrued interest receivable and is net of unsettled trades.

(2) Calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our external investment managers.

(3) In calculating total return, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our average invested assets (and accrued interest thereon) / cash and investments. Refer to the “Balance Sheet” section for a breakdown of “invested assets” and “cash and investments”.

Net investment income:  Net investment income in the three and six months ended June 30, 2007 increased 24% and 29%, respectively, over the same periods in 2006.  The increases were driven by larger investment bases and higher investment yields (see table above).  The growth in our annualized effective yield was primarily due to higher U.S. interest rates at the short end of the yield curve. The yield on our portfolio may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation. The reduction in investment income on other investments in the second quarter of 2007 was primarily due to the loss on our life settlements investment of $17 million ($20 million loss in the first six months of 2007). This was related to the negative mark-to-market impact of rising interest rates on the fair value of this investment. All other significant assumptions in calculating the fair value of our life settlement investments have not changed. Investment income on the remaining other investment portfolio, which consists of collateralized loan obligations, hedge funds, and credit funds increased during 2007 due to larger allocations and higher total returns from those investments.

Net realized investment losses/gains: The majority of our portfolio is invested in the fixed income market and as a result the level of realized gains and losses on these investments are highly correlated to fluctuations in interest rates. The effect of increasing interest rates up to and throughout the first six months of 2007 and 2006 negatively impacted the price of fixed income securities resulting in realized losses.

Total return: Our portfolio is managed to maximize total return within certain guidelines. Our return for the first six months of 2007 benefited from a growing allocation to our higher returning other investments, compared to the same period in 2006.  However, our considerable allocation to fixed income securities, which are impacted by changes in intermediate U.S. Treasury yields, significantly impacts the overall returns.

Other Revenues and Expense items

The following tables set forth our other revenues and expenses for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Corporate expenses	$(14,184)	$(11,283)	$(26,524)	$(22,925)
Foreign exchange gains	6,883	18,901	9,274	28,165
Interest expense	(14,169)	(8,315)	(29,312)	(16,400)
Income tax expense	(12,519)	(7,912)	(22,266)	(17,359)
	$(33,989)	$ (8,609)	$ (68,828)	$ (28,519)

Corporate expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

Foreign exchange gains: Some of our business is written in currencies other than U.S dollars. The larger foreign exchange gains in 2006 were primarily due to a greater appreciation of the Sterling and Euro during the three and six months ended June 30, 2006 compared to the corresponding periods in 2007.  In the second quarter of 2006, the Sterling and Euro appreciated 6.4% and 5.5%, respectively, against the U.S dollar, compared to 2.1% and 1.4%, respectively in the same period of 2007.  In the first six months of 2006, the Sterling and Euro appreciated 7.3% and 8.0%, respectively, against the U.S dollar, compared to 2.5% for both currencies in the same period of 2007.

Interest expense: The increase in both periods was primarily due to interest costs incurred on the $400.0 million repurchase agreement we entered into in December 2006. We renewed the agreement for a further three months in June 2007 at an interest rate of 3-month LIBOR plus 0.75% per annum.

Income tax expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax on income, which we calculate as income tax expense divided by income before income taxes, was 4.6% and 4.3% in the three and six months ended June 30, 2007, respectively, compared to 3.3% and 3.8% in the same periods of 2006. The increases primarily relate to our U.S operations and a decrease in the proportion of tax-exempt income to total income before income taxes.

UNDERWRITING RESULTS BY SEGMENT: THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Insurance Segment

Results from our insurance segment were as follows:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Revenues:
Gross premiums written	$612,671	$629,605	$1,049,159	$1,066,655
Net premiums written	406,885	455,026	688,931	730,176
Net premiums earned	298,245	323,571	613,177	646,284
Other insurance related income	360	438	1,127	1,062
Expenses:
Net losses and loss expenses	(133,568)	(147,785)	(319,520)	(303,955)
Acquisition costs	(27,442)	(38,754)	(62,791)	(76,210)
General and administrative expenses	(39,167)	(34,873)	(74,690)	(67,928)
Underwriting income	$98,428	$102,597	$157,303	$199,253

Ratios:
Loss ratio	44.8%	45.7%	52.1%	47.0%
Acquisition cost ratio	9.2%	12.0%	10.2%	11.8%
General and administrative ratio	13.1%	10.8%	12.2%	10.5%
Combined ratio	67.1%	68.5%	74.5%	69.3%

The 21% decrease in underwriting income in the first six months of 2007 compared to the corresponding period of 2006 was primarily due to lower prior period reserve development in 2007 (13.8 percentage points) than in 2006 (19.2 percentage points). Prior period reserve development was similar in the second quarter of 2007 compared to the second quarter of 2006, and as a result our combined ratio and underwriting income were relatively flat over these periods.

Gross premiums written: The following tables provide gross premiums written by line of business:

	Three months ended June 30			Six months ended June 30
	2007	2006	Change	2007	2006	Change
Property	$223,884	$201,330	11%	$362,279	$329,802	10%
Marine	70,183	81,326	(14)%	148,075	155,066	(5)%
Terrorism	17,082	27,214	(37)%	29,869	43,634	(32)%
Aviation	10,940	25,175	(57)%	27,081	64,369	(58)%
Political Risk	56,720	70,747	(20)%	85,697	84,797	1%
Professional Lines	161,371	151,557	6%	258,697	245,337	5%
Liability	67,627	67,265	1%	121,110	128,427	(6)%
Accident and Health	4,864	4,991	(3)%	16,351	15,223	7%
Total	$612,671	$629,605	(3)%	$1,049,159	$1,066,655	(2)%

The decrease in gross premiums written in the second quarter of 2007 compared to the corresponding period in 2006 was driven by the following:

•                  The second quarter of 2006 included a substantial political risk contract providing insurance coverage over multiple years. Due to the unpredictable timing and size of these contracts, gross premium written on our political risk book can vary considerably between periods. Additional underwriters dedicated to this line have allowed us to increase the number of contracts written in 2007 compared to 2006.

•                  We continued to withdraw from the aviation market as pricing remained considerably below our threshold for such business.  Terrorism writings also reduced against a significantly more competitive backdrop.   Similarly, unfavorable conditions in the marine hull market also led to a significant reduction in this business.

The following partially offset these reductions:

•                  An increase in premiums associated with U.S catastrophe exposures. This was driven by an improvement in rates, together with additional allocations of capital, relative to the second quarter of 2006. Although pricing was generally strong by June 2006 we were actively engaged in the process of reducing our natural peril exposure which limited our opportunities.

•                  The acquisition of the Media Pro business, a full-service managing general underwriter, in May 2007. We have been the exclusive carrier for several of Media Pro’s E&O liability programs for the past two years.  However, with renewal rights to the broader portfolio for May and June, our professional lines premium increased in the second quarter of 2007.

The discussion above also largely explains the 2% decrease in gross premiums written in the first six months of 2007 from the same period in 2006. The reduction in liability business in 2007 reflects increased competition and deterioration of rates for primary business.  In the second quarter of 2007, this was offset by our entry into the Bermuda excess casualty marketplace.

Ceded premiums:

We ceded 34% of gross premiums written in the second quarter of 2007 compared to 28% in the second quarter of 2006. The increase was generated in our terrorism, property and professional lines business. For these lines we effectively expanded reinsurance coverage at attractive costs.

Net premiums earned: The following tables provide net premiums earned by line of business:

	Three months ended June 30				Six months ended June 30
	2007		2006		2007		2006
Property	$77,745	26%	$86,656	27%	$160,351	26%	$171,857	27%
Marine	37,469	13%	42,199	13%	83,478	14%	81,050	13%
Terrorism	14,735	5%	20,910	6%	34,047	6%	42,523	7%
Aviation	21,258	7%	43,371	13%	47,177	8%	92,627	14%
Political Risk	29,874	10%	18,450	6%	55,194	9%	37,328	6%
Professional Lines	81,854	27%	76,288	24%	164,050	27%	148,920	23%
Liability	26,476	9%	29,350	9%	51,922	8%	59,962	9%
Accident and Health	8,834	3%	6,347	2%	16,958	3%	12,017	2%
Total	$298,245	100%	$323,571	100%	$613,177	100%	$646,284	100%

Net premiums earned decreased 8% and 5% in the three and six months ended June 30, 2007, respectively, from the same periods in 2006. These reductions were largely attributable to our aviation and terrorism lines where, due to continued deteriorating market conditions, we have reduced net premiums written by 45% and 22%, respectively, in the respective rolling twelve months to June 30.  Over the same period we significantly increased our political risk premium, but because this line typically provides multi-year coverage, the earning of this premium is spread over a greater number of periods. The reduction in net premiums earned in our property book in 2007 was due to an increase in ceded premiums amortized associated with additional reinsurance cover purchased this quarter and also reinstatement premium protection purchased on July 1, 2006. The increase in net premiums earned in our professional lines book reflects the continued growth of this business.

Loss ratio: The tables below show the components of our loss ratio:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Current year	63.5%	63.7%	65.9%	66.2%
Prior period development	(18.7)%	(18.0)%	(13.8)%	(19.2)%
Loss ratio	44.8%	45.7%	52.1%	47.0%

Our current year loss activity during the first six months of 2007 was favorable in comparison to the same period in 2006, most notably on our energy onshore account. Offsetting this was a shift in business mix from aviation and terrorism lines to professional lines of business during 2007 which meant our current year ratios remained largely unchanged. Our professional lines business, outside of any major loss activity, has a higher initial expected loss ratio than our aviation and terrorism lines. There were no significant changes in 2007 to either the initial expected loss ratios or the loss development factors used to establish our estimate of ultimate losses for the current year.

The net favorable development of 18.7 percentage points in the second quarter of 2007 included 5.0 percentage points related to the court dismissal of a 2003 director and officer’s liability claim. Otherwise, the development in three and six months ended June 30, 2007 was predominately related to better than expected emergence of claims on our property accounts, almost all of which was generated from accident year 2006. For these lines, accident year 2006 has largely proven to be a benign loss year with limited late reported loss activity and minimal deterioration on previously reported claims.

The net favorable prior period development in the three and six months ended June 30, 2006 was generated from several of our short tail lines, including aviation, property, energy offshore and marine hull, and was derived predominately from accident years 2004 and 2005.

Outlook

Current rate levels in our catastrophe-exposed property and energy business continue to produce returns above historic levels providing us with continued opportunities to target such business.  In our terrorism, aviation, non-U.S. property and non-cat property lines of business, competition is aggressive and we will continue to maintain our cautious posture.  We are experiencing increased pricing pressure in our primary casualty, umbrella, and professional lines, particularly on larger accounts. We believe our areas of focus here still contain good profit potential, but risk selection and overall execution strategy have become more critical.

Reinsurance Segment

Results in our reinsurance segment were as follows:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Revenues:
Gross premiums written	$346,707	$365,775	$1,212,842	$1,093,465
Net premiums written	348,457	365,706	1,205,769	1,082,884
Net premiums earned	395,696	355,528	766,068	666,409
Other insurance related income	333	—	1,506	—
Expenses:
Net losses and loss expenses	(225,155)	(224,197)	(432,001)	(426,685)
Acquisition costs	(68,303)	(63,078)	(131,093)	(115,326)
General and administrative expenses	(15,223)	(11,501)	(29,966)	(22,215)
Underwriting income	$87,348	$56,752	$174,514	$102,183

Ratios:
Loss ratio	56.9%	63.1%	56.4%	64.0%
Acquisition cost ratio	17.3%	17.7%	17.1%	17.3%
General and administrative ratio	3.8%	3.2%	3.9%	3.3%
Combined ratio	78.0%	84.0%	77.4%	84.6%

The increases in underwriting income in the three and six months ended June 30, 2007 compared to the corresponding periods in 2006 primarily reflect more favorable prior period loss reserve development. We experienced net favorable development of 10.4 percentage points and 10.2 percentage points in the three and six months ended June 30, 2007, respectively, compared with 1.8 percentage points and 0.2 percentage points in the same periods of 2006.

Gross Premiums Written: The following tables provide gross premiums written by line of business:

	Three months ended June 30			Six months ended June 30
	2007	2006	Change	2007	2006	Change
Catastrophe	$142,602	$118,432	20%	$386,727	$345,933	12%
Property	78,817	103,953	(24)%	225,976	205,533	10%
Professional Lines	59,060	83,348	(29)%	147,486	176,790	(17)%
Credit and bond	8,789	3,008	192%	112,908	92,491	22%
Motor	9,080	7,985	14%	90,211	75,314	20%
Liability	30,973	35,863	(14)%	176,902	148,983	19%
Other	17,386	13,186	32%	72,632	48,421	50%
Total	$346,707	$365,775	(5)%	$1,212,842	$1,093,465	11%

The decrease in gross premiums written in the second quarter of 2007 compared to the corresponding period of 2006 was driven by the following:

•                  The non-renewal of several large professional lines contracts due to cedants increasing retention of business. Increased cedant retentions also reduced our participation in renewals for liability and property catastrophe business. However, the negative impact on our catastrophe line was offset with new business in the quarter, including participation in several U.S. coastal wind pools.

•                  A reduction in gross premiums written in our property account. This was largely due to net upward adjustments on property pro rata prior year premium estimates in the second quarter of 2006. Premium renewals in our property per risk account were also down due to increasing pressure on pricing, terms and conditions.

Gross premiums written increased 11% in the first six months of 2007, from the same period in 2006. This was largely a result of increased participation in the U.S. and European reinsurance markets during the first quarter. The majority of our European reinsurance business and a large portion of our U.S property and liability reinsurance business are written in the first quarter. Approximately 4% of the six-month increase was due to the favorable impact of exchange rate movements.

Net premiums earned: The following table provides net premiums earned by line of business:

	Three months ended June 30				Six months ended June 30
	2007		2006		2007		2006
Catastrophe	$119,231	30%	$110,362	31%	$233,785	31%	$200,615	30%
Property	89,246	22%	86,951	25%	170,785	22%	167,197	25%
Professional Lines	63,127	16%	61,115	17%	127,262	17%	110,140	17%
Credit and bond	26,700	7%	23,103	6%	51,020	7%	47,190	7%
Motor	27,348	7%	23,077	6%	52,264	7%	43,712	7%
Liability	54,982	14%	40,877	11%	102,435	13%	78,211	12%
Other	15,062	4%	10,043	3%	28,517	4%	19,344	3%
Total	$395,696	100%	$355,528	100%	$766,068	100%	$666,409	100%

Net premiums earned increased by 11% and 15% in the three and six months ended June 30, 2007, respectively, from the same periods in 2006 and largely reflects the additional gross premiums written in the current year.  Net premiums earned on our professional lines business in 2007 benefited from more proportional premium continuing to be earned from older underwriting years.

Loss ratio: The tables below show the components of our loss ratio:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Current year	67.3%	64.9%	66.6%	64.2%
Prior period development	(10.4)%	(1.8)%	(10.2)%	(0.2)%
Loss ratio	56.9%	63.1%	56.4%	64.0%

The increase in our current year loss ratio in the three and six months ended June 30, 2007 compared to the same periods last year, was primarily due to an increase in mid-sized natural catastrophe events. These were largely associated with UK flood damages and Australian storms in the second quarter and European Windstorm Kyrill in the first quarter of 2007. In contrast, there was limited catastrophe activity in the first six months of 2006. There were also no significant changes in 2007 to either the initial expected loss ratios or the loss development factors used to establish our estimate of ultimate losses for the current year.

The net favorable development in the three and six months ended June 30, 2007 was predominately related to our property and catastrophe business from accident year 2006. Approximately half of the development in the second quarter of 2007 was due to our exposure to certain events being less than we had originally estimated as resultant claims did not reach the attachment points for potentially impacted treaties. Otherwise, favorable development in 2007 was a result of better than expected emergence of claims identified as part of our regular quarterly reserving process.

Compared to a relatively benign year for catastrophe events in 2006, accident years 2004 and 2005 included significantly greater loss activity. During the three and six months ended June 30, 2006, we increased our loss estimates on certain events related to these years as a result of late reporting and adverse development on previously reported losses. The second quarter of 2006 included reserve strengthening of 4.0 percentage points in relation to Hurricane Charley and other exposures on our property pro rata book, while the first six months of 2006 included 9.3 percentage points of reserve strengthening relating to Hurricanes Katrina, Rita, and Wilma.

Outlook

Generally, overall discipline throughout the global reinsurance marketplace continues. We continue to experience the ongoing trend of greater risk and retention appetite in the industry bringing to bear modest price reductions. For property catastrophe business, major buyers dropped lower layers in favor of larger limits at the upper end of their programs, while, for liability reinsurance business, cedants tended to retain more business. Critically, we have not seen major slippage in terms and conditions.

BALANCE SHEET

The following is an analysis of our most significant balance sheet accounts as at June 30, 2007 compared to December 31, 2006:

Cash and Investments

At June 30, 2007 and December 31, 2006, total cash and investments, including accrued interest receivable and net payable for investments purchased were $10.1 billion and $9.7 billion, respectively. The following table summarizes the fair value of cash and investments:

	June 30, 2007		December 31, 2006
U.S. government and agency securities	$1,224,900	12%	$1,177,911	12%
Non U.S. government securities	165,855	1%	153,258	1%
Corporate debt securities	1,577,424	15%	1,418,553	15%
Mortgage-backed securities	3,105,182	31%	2,868,578	30%
Asset-backed securities	570,953	6%	538,350	6%
Municipals	503,030	5%	376,073	4%
Mortgage derivatives	72,492	1%	—	0%
Total Fixed Maturity Investments	7,219,836	71%	6,532,723	68%
Cash at investment managers, net of unsettled trades	727,067	7%	811,295	8%
Total Invested Assets	7,946,903	78%	7,344,018	76%
Other cash and cash equivalents	990,103	10%	1,115,807	12%
Total Cash and Fixed Maturities	$8,937,006	88%	$8,459,825	88%
Other Investments	1,106,409	11%	1,130,664	11%
Accrued interest receivable	82,151	1%	76,967	1%
Total Cash and Investments	$10,125,566	100%	$9,667,456	100%

Fixed Maturity Investments

At June 30, 2007 and December 31, 2006, all of the fixed maturity securities were investment grade with 82.2% and 84.1%, respectively, rated AA- or better, with an overall weighted average rating of AA+, based on ratings assigned by Standard & Poor’s. At June 30, 2007 and December 31, 2006, our fixed maturity investments had an approximate average duration of 3.2 years.

The amortized cost and fair values of fixed maturity securities are as follows:

	At June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Type of Investment	Cost	Gains	Losses	Value
U.S. government and agency securities	$1,246,716	$586	$(22,402)	$1,224,900
Non-U.S. government securities	160,309	10,592	(5,046)	165,855
Corporate debt securities	1,582,198	11,085	(15,859)	1,577,424
Mortgage-backed securities	3,179,775	1,835	(76,428)	3,105,182
Asset-backed securities	573,431	121	(2,599)	570,953
Municipals	507,648	97	(4,715)	503,030
Mortgage derivatives	72,582	152	(242)	72,492
Total fixed maturity investments	$7,322,659	$24,468	$(127,291)	$7,219,836

	At December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Type of Investment	Cost	Gains	Losses	Value
U.S. government and agency securities	$1,190,700	$3,639	$(16,428)	$1,177,911
Non-U.S. government securities	146,847	9,182	(2,771)	153,258
Corporate debt securities	1,423,146	5,470	(10,063)	1,418,553
Mortgage-backed securities	2,896,362	9,758	(37,542)	2,868,578
Asset-backed securities	540,118	549	(2,317)	538,350
Municipals	377,076	1,257	(2,260)	376,073
Total fixed maturity investments	$6,574,249	$29,855	$(71,381)	$6,532,723

The overall increase in the gross unrealized losses of $56 million was due mainly to an increase in the intermediate U.S. Treasury yields which negatively impacted price. For further information on fixed maturity securities in an unrealized loss position at June 30, 2007, refer to Note 3 of the Consolidated Financial Statements in Item 1 of this report.

Other Investments

The table below summarizes the composition of our other investment portfolio:

	June 30, 2007		December 31, 2006
Life settlement contracts	$374,925	34%	$377,767	33%
Hedge funds	250,290	23%	235,377	21%
Collateralized loan obligations	226,840	20%	263,621	23%
Credit funds	169,435	15%	156,337	14%
Short duration high yield fund	74,675	7%	97,562	9%
Other	10,244	1%	—	0%
Total other investments	$1,106,409	100%	$1,130,664	100%

The decreases in our collateralized loan obligations and short duration high yield fund were due to sales and redemptions, respectively, in order to reduce our exposure to credit risk.  The increase in the carrying value of the credit funds relates to the returns generated by the funds in the first six months of 2007.   The increase in the hedge funds is also due to returns generated during this period net of redemptions of $5.0 million.

We account for other investments at fair value, which is further explained in Item 7, “Critical Accounting Estimates - Other Investments” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Reserve for loss and loss expenses/Reinsurance recoverable balances

At June 30, 2007, we had $5.4 billion of gross reserve for loss and loss expenses compared to $5.0 billion at December 31, 2006. Of this balance, $3.7 billion, or 69%, was incurred but not reported reserves, compared to $3.2 billion, or 64%, at December 31, 2006. The total reinsurance recoverable balance at June 30, 2007 was $1.3 billion (2006: $1.4 billion), of which 96% (2006: 96%) was due from reinsurers rated A- or better by internationally recognized rating agencies. Our provision for unrecoverable reinsurance at June 30, 2007 of $34 million was unchanged from December 31, 2006. For an analysis of paid and unpaid losses and loss expenses, including a reconciliation of the opening and closing balances, refer to Note 4 to the Consolidated Financial Statements in item 1 of this report.

During the first six months of 2007 we experienced net favorable development on prior year net loss reserves of $163 million.  For further detail on prior period development refer to the segment discussions above.

LIQUIDITY AND CAPITAL RESOURCES

There has been no material change in our liquidity and capital resource requirements since December 31, 2006. For more information refer to “Liquidity and Capital Resources” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

At June 30, 2007, our shareholders’ equity was $4,694 million compared to $4,413 million at December 31, 2006. The following is a summary reconciliation of those balances:

Shareholders’ equity - December 31, 2006	$4,412,647
Net income	497,598
Share repurchases	(103,431)
Change in accumulated other comprehensive loss	(62,055)
Common share dividends	(56,461)
Preferred share dividends	(18,430)
Share-based compensation and other	24,014
Shareholders’ equity - June 30, 2007	$4,693,882

During the second quarter of 2007, we repurchased $100.5 million of our common shares under our share repurchase plan. The change in accumulated other comprehensive loss largely relates to the movement in unrealized losses associated with our available for sale fixed maturity securities.

COMMITMENTS AND CONTINGENCIES

During the second quarter of 2007, we purchased reinsurance coverage for our insurance property line of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly, at June 30, 2007, we had an outstanding reinsurance purchase commitment of $139 million (December 31, 2006: $47 million). There have been no other material changes in our commitments or contingencies since December 31, 2006. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

On June 19, 2007, we renewed the repurchase agreement relating to our investment in the life settlement contracts for a further 3-month term. We may renew the repurchase agreement at its maturity.

CRITICAL ACCOUNTING ESTIMATES

There are certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. We believe the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements:

•                  Reserve for losses and loss expenses

•                  Reinsurance recoverable balances

•                  Premiums

•                  Other investments

See the Critical Accounting Estimates section of our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information.

RECENT ACCOUNTING PRONOUNCMENTS

See Item 1, Note 1 to the Consolidated Financial Statements for a discussion of new accounting standards we have recently adopted and recently issued accounting pronouncements we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2007, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

We have presented diluted book value per common share calculated using the “if converted” method, which is a non-GAAP financial measure.  This method takes into account the effect of the full conversion of our outstanding stock options, warrants, restricted stock and phantom stock units.  As we have no present plans to reacquire such dilutive securities, the calculation assumes the retention of all proceeds upon exercise and the resulting issuance of common shares to remain outstanding.  Because we had dilutive common shares outstanding in each of the periods presented, we believe diluted book value per share provides useful information for investors to measure shareholder returns.  This measure should not be viewed as a substitute for book value per share, the most comparable GAAP generated measure. The following table is a reconciliation of diluted book value per share to book value per share as at:

	June 30	December 31
(in thousands, except per share)	2007	2006

Common shareholders’ equity	$4,193,882	$3,912,647
Shares outstanding	147,924	149,982

Book value per share	$28.35	$26.09

Diluted book value on a
“if converted basis”:
Common shareholders’ equity	4,193,882	3,912,647
add in:
proceeds on exercise of options	90,012	96,485
proceeds on exercise of warrants	244,275	244,363
Adjusted shareholders’ equity	$4,528,169	$4,253,495

Shares outstanding	147,924	149,982
add in:
vested phantom stock units	53	46
vesting of restricted stock	3,328	2,229
exercise of options	4,855	5,147
exercise of warrants	19,651	19,644
Diluted shares outstanding	175,811	177,048

Diluted book value per share	$25.76	$24.02

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Except as noted below, there have been no material changes in our market risk exposures or how these exposures are managed, since December 31, 2006.  The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk, presented under Item 7A of our Form 10-K for the year ended December 31, 2006.

Interest Rate Risk:  Fluctuations in interest rates have a direct impact on the market valuation of fixed income securities included in our investment portfolio. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at June 30, 2007. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Total Cash and Fixed Maturities (1)

	Interest Rate Shift in Basis Points
	-100	-50	0	+50	+100
Total Market Value	$9,168,855	$9,055,204	$8,937,006	$8,816,382	$8,694,660
Market Value Change from Base	2.59%	1.32%	0.00%	(1.35)%	(2.71)%
Change in Unrealized Value	$231,849	$118,198	$—	$(120,624)	$(242,346)

(1) Refer to Investments section under “Balance Sheet Analysis”

Item 4.                      Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007.  Based upon that evaluation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies, including our U.S. insurance subsidiaries. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount.  On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss.  On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiff thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity.   In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4).  On June 21, 2007, the defendants filed renewed motions to dismiss, which are pending before the court.  We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

Item 1A.             Risk Factors

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the number of shares we repurchased during each month in the first six months of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (b)
January 1-31, 2007	86,611	(a)	$33.37	0	$400,000,000
February 1-28, 2007	0		$0	0	$400,000,000
March 1-31, 2007	0		$0	0	$400,000,000
April 1-30, 2007	0		$0	0	$400,000,000
May 1-31, 2007	2,700,000	(c)	37.25	2,700,000	$299,425,000
June 1-30, 2007	812	(a)	39.16	0	$299,425,000
Total	2,787,423		37.13	2,700,000	$299,425,000

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

(c)          On May 10, 2007, we repurchased from Trident II, L.P and affiliated entities an aggregate of 2,700,000 shares of our common stock at $37.25 per share, for a total purchase price of $100,575,000.

Item 4.                                           Submission of Matters to a Vote of Security Holders

The 2007 Annual General Meeting of Shareholders of AXIS Capital Holdings Limited was held on May 11, 2007.  Proxies with regard to the matters voted upon at the Annual General Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual General Meeting and the results of voting on each such matter.

(a)          The election of the Class III Directors named below to serve until the 2010 Annual General Meeting of Shareholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

	Votes
Nominee	For	Withheld
Geoffrey Bell	128,225,073	1,659,852
Christopher V. Greetham	128,108,062	1,776,863
Maurice A. Keane	128,227,198	1,657,727
Henry B. Smith	128,074,613	1,810,312

(b)         To approve the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan.

Votes
For	Against	Abstain	Broker Non-Votes
112,719,494	9,370,501	84,046	7,710,884

(c)          To approve amended and restated Bye-laws of AXIS Capital Holdings Limited.

Votes
For	Against	Abstain
129,594,934	113,968	176,023

(d)                                 To approve the appointment of Deloitte & Touche, Hamilton, Bermuda to act as our independent registered public accounting firm for the fiscal year ending December 31, 2007 and to authorize the Board of Directors, acting through the Audit Committee, to set the fees for the registered public accounting firm.

Votes
For	Against	Abstain
129,705,431	149,297	30,197

Item 6.                      Exhibits

(a)                                  Exhibits

3.1                                 Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-103620) filed on April 16, 2003).

3.2                                 Amended and Restated Bye-Laws (incorporated by reference to Appendix B to the Definitive Proxy Statement for the 2007 Annual General Meeting of Shareholders filed on March 28, 2007).

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

10.1                           Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007).

10.2                           Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2007).

10.3                           Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2007).

10.4                           Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 16, 2007).

10.5                           AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (No. 333-143024) filed on May 16, 2007).

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

Dated: August 7, 2007

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)