Form 10-Q
period 2007-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2007-10-30
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
Commission file number 001-31721

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

As of October 26, 2007 there were 151,285,506 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

Cautionary Statement Regarding Forward-looking Statements

This quarterly report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” and “intend”. Forward-looking statements contained in this report include information regarding our estimates of losses related to hurricanes and other catastrophes, our expectations regarding pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate and foreign currency risks, valuations of potential interest rate shifts and foreign currency rate changes and measurements of potential losses in fair values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) our limited operating history, (2) the occurrence of natural and man-made disasters, (3) actual claims exceeding our loss reserves, (4) the failure of any of the loss limitation methods we employ, (5) the effects of emerging claims and coverage issues, (6) the failure of our cedants to adequately evaluate risks, (7) the loss of one or more key executives, (8) a decline in our ratings with rating agencies, (9) loss of business provided to us by our major brokers, (10) changes in governmental regulations, (11) increased competition, (12) general economic conditions, (13) changes in the political environment of certain countries in which we operate or underwrite business and (14) the other matters set forth under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(in thousands)	2007	2006
Assets
Investments:
Fixed maturity investments available for sale, at fair value (Amortized cost 2007: $7,837,591; 2006: $6,574,249)	$7,814,855	$6,532,723
Other investments, at fair value	612,429	1,130,664
Total investments	8,427,284	7,663,387
Cash and cash equivalents	1,830,852	1,989,287
Accrued interest receivable	76,257	76,967
Insurance and reinsurance premium balances receivable	1,385,486	1,125,822
Reinsurance recoverable balances	1,247,720	1,293,660
Reinsurance recoverable balances on paid losses	97,047	65,494
Deferred acquisition costs	331,290	251,799
Prepaid reinsurance premiums	246,027	241,821
Securities lending collateral	861,280	794,149
Goodwill and intangible assets	61,967	29,041
Other assets	146,694	133,860
Total assets	$14,711,904	$13,665,287

Liabilities
Reserve for losses and loss expenses	$5,531,379	$5,015,113
Unearned premiums	2,433,339	2,015,556
Insurance and reinsurance balances payable	255,922	294,374
Securities lending payable	858,546	791,744
Senior notes	499,234	499,144
Liability under repurchase agreement	—	400,000
Net payable for investments purchased	49,023	62,185
Other liabilities	140,869	174,524
Total liabilities	9,768,312	9,252,640

Shareholders’ Equity
Preferred shares - Series A and B	$500,000	$500,000
Common shares (2007: 147,936; 2006: 149,982 shares issued)	1,849	1,875
Additional paid-in capital	1,859,067	1,929,406
Accumulated other comprehensive loss	(28,444)	(44,638)
Retained earnings	2,690,742	2,026,004
Treasury shares, at cost (2007: 2,226; 2006: nil shares)	(79,622)	—
Total shareholders’ equity	4,943,592	4,412,647
Total liabilities and shareholders’ equity	$14,711,904	$13,665,287

See accompanying notes to consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three months ended		Nine months ended
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$685,845	$692,780	$2,065,090	$2,005,473
Net investment income	118,908	98,787	357,873	284,018
Net realized investment losses	(1,192)	(1,722)	(5,548)	(22,428)
Other insurance related income	1,005	804	3,638	1,866
Total revenues	804,566	790,649	2,421,053	2,268,929
Expenses
Net losses and loss expenses	328,193	365,958	1,079,714	1,096,598
Acquisition costs	100,039	103,615	293,923	295,151
General and administrative expenses	79,813	68,470	210,993	181,538
Foreign exchange (gains) losses	(7,202)	2,738	(16,477)	(25,427)
Interest expense and financing costs	13,929	8,239	43,241	24,639
Total expenses	514,772	549,020	1,611,394	1,572,499
Income before income taxes	289,794	241,629	809,659	696,430
Income tax expense	10,677	6,181	32,943	23,540
Net income	279,117	235,448	776,716	672,890
Preferred share dividends	9,142	9,226	27,573	28,083
Net income available to common shareholders	$269,975	$226,222	$749,143	$644,807

Weighted average common shares and common share equivalents:
Basic	146,845	149,884	148,753	149,657
Diluted	164,064	164,701	165,458	163,863

Earnings per common share:
Basic	$1.84	$1.51	$5.04	$4.31
Diluted	$1.65	$1.37	$4.53	$3.94

Cash dividends declared per common share	$0.165	$0.15	$0.495	$0.45

See accompanying notes to the consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three months ended		Nine months ended
	2007	2006	2007	2006
	(in thousands)

Net income	$279,117	$235,448	$776,716	$672,890
Other comprehensive income, net of tax
Change in unrecognized prior period service cost on the supplemental executive retirement plan (SERP)	562	—	1,687	(384)
Unrealized gains arising during the period	77,803	110,046	10,109	3,670
Adjustment for re-classification of investment (gains) losses realized in net income	(116)	1,861	4,398	19,840
Comprehensive income	$357,366	$347,355	$792,910	$696,016

See accompanying notes to consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
	(in thousands)
Common shares (shares outstanding)
Balance at beginning of period	149,982	148,869
Shares issued, net	729	1,125
Shares repurchased for treasury	(2,226)	—
Shares repurchased and cancelled	(2,775)	—
Balance at end of period	145,710	149,994

Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,875	1,861
Shares issued	9	14
Shares repurchased and cancelled	(35)	—
Balance at end of period	1,849	1,875

Additional paid-in capital
Balance at beginning of period	1,929,406	1,886,356
Share-based compensation expense	25,404	19,604
Shares issued	1,294	(28)
Stock options exercised	6,399	17,237
Shares repurchased and cancelled	(103,436)	—
Balance at end of period	1,859,067	1,923,169

Accumulated other comprehensive loss
Balance at beginning of period	(44,638)	(77,798)
Change in unrealized losses on fixed maturity investments	15,891	23,825
Change in unrecognized prior period service cost on the SERP	1,687	(384)
Change in deferred taxes	(1,384)	(316)
Balance at end of period	(28,444)	(54,673)

Retained earnings
Balance at beginning of period	2,026,004	1,201,932
Net income	776,716	672,890
Series A and B preferred share dividends	(27,573)	(28,083)
Common share dividends	(84,405)	(76,161)
Balance at end of period	2,690,742	1,770,578

Treasury shares, at cost
Balance at beginning of period	—	—
Shares repurchased for treasury	(79,622)	—
Balance at end of period	(79,622)	—

Total shareholders’ equity	$4,943,592	$4,140,949

See accompanying notes to consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$776,716	$672,890
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	5,548	23,774
Net change in fair value of other investments	(14,300)	(12,545)
Amortization/accretion of fixed maturity investments	(13,808)	23,569
Other amortization and depreciation	17,566	2,808
Share-based compensation expense	25,404	19,604
Changes in:
Accrued interest receivable	710	(5,451)
Reinsurance recoverable balances	14,387	153,428
Deferred acquisition costs	(79,491)	(75,722)
Prepaid reinsurance premiums	(4,206)	6,607
Reserve for loss and loss expenses	516,266	251,736
Unearned premiums	417,783	406,897
Insurance and reinsurance balances, net	(298,116)	(232,937)
Other items	(86,153)	(4,924)
Net cash provided by operating activities	1,278,306	1,229,734

Cash flows from investing activities:
Purchases of available-for-sale fixed maturities	(5,579,091)	(3,861,569)
Sales and maturities of available-for-sale fixed maturities	4,310,846	3,384,106
Purchases of other investments	(65,250)	(301,267)
Sales of other investments	585,395	—
Purchase of assets	(38,261)	—
Net cash used in investing activities	(786,361)	(778,730)

Cash flows from financing activities:
Repayment of repurchase agreement	(400,000)	—
Repurchase of shares	(183,093)	—
Dividends paid - common shares	(83,806)	(68,030)
Dividends paid - preferred shares	(27,573)	(28,083)
Proceeds from exercise of stock options	6,399	—
Proceeds from issuance of common shares	1,303	17,223
Net cash used in financing activities	(686,770)	(78,890)

Effect of exchange rate changes on foreign currency cash	36,389	(12,190)
(Decrease) increase in cash and cash equivalents	(158,436)	359,924
Cash and cash equivalents - beginning of period	1,989,287	1,280,990
Cash and cash equivalents - end of period	$1,830,851	$1,640,914

See accompanying notes to the consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

Our consolidated balance sheet at September 30, 2007 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the periods ended September 30, 2007 and 2006 have not been audited. The balance sheet at December 31, 2006 is derived from the audited financial statements.

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

The following information is unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Tabular dollars and share amounts are in thousands, except per share amounts. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In particular, we reclassified the additional capital above par value on our Series A and B preferred shares from additional paid-in capital to the preferred shares caption in our Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity.

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

1.                                      BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This standard permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial instruments and certain other items including insurance contracts. An entity electing the fair value option would be required to recognize changes in fair value in earnings and provide disclosure that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS 107, Disclosures about Fair Value of Financial Instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007. Although early adoption was permitted as of January 1, 2007, we have not yet adopted FAS 159.

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

The following are the lines of business in our insurance segment:

•       Property: provides physical damage and business interruption coverage primarily for industrial and commercial properties and physical damage, business interruption and liability coverage for onshore energy properties and operations. The book consists of both primary and excess risks, some of which are catastrophe-exposed.

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

2.                                      SEGMENT INFORMATION (Continued)

The following tables summarize the underwriting results of our operating segments:

Three months ended September 30:

	2007			2006
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$480,729	$274,495	$755,224	$453,116	$281,794	$734,910
Net premiums written	315,605	268,297	583,902	323,618	282,295	605,913
Net premiums earned	301,925	383,920	685,845	327,701	365,079	692,780
Other insurance related income	610	395	1,005	412	392	804
Net losses and loss expenses	(113,092)	(215,101)	(328,193)	(182,280)	(183,678)	(365,958)
Acquisition costs	(34,721)	(65,318)	(100,039)	(40,796)	(62,819)	(103,615)
General and administrative expenses	(43,262)	(15,828)	(59,090)	(36,141)	(12,162)	(48,303)
Underwriting income	$111,460	$88,068	199,528	$68,896	$106,812	175,708

Corporate expenses			(20,723)			(20,167)
Net investment income			118,908			98,787
Net realized investment losses			(1,192)			(1,722)
Foreign exchange gains (losses)			7,202			(2,738)
Interest expense and financing costs			(13,929)			(8,239)
Income before income taxes			$289,794			$241,629

Net loss and loss expense ratio	37.5%	56.0%	47.9%	55.6%	50.3%	52.8%
Acquisition cost ratio	11.5%	17.0%	14.6%	12.4%	17.2%	15.0%
General and administrative expense ratio	14.3%	4.1%	11.6%	11.0%	3.3%	9.9%
Combined ratio	63.3%	77.1%	74.1%	79.0%	70.8%	77.7%

2.                                      SEGMENT INFORMATION (Continued)

Nine months ended September 30:

	2007			2006
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$1,529,888	$1,487,337	$3,017,225	$1,519,771	$1,375,259	$2,895,030
Net premiums written	1,004,536	1,474,066	2,478,602	1,053,794	1,365,179	2,418,973
Net premiums earned	915,102	1,149,988	2,065,090	973,985	1,031,488	2,005,473
Other insurance related income	1,737	1,901	3,638	1,474	392	1,866
Net losses and loss expenses	(432,612)	(647,102)	(1,079,714)	(486,235)	(610,363)	(1,096,598)
Acquisition costs	(97,512)	(196,411)	(293,923)	(117,006)	(178,145)	(295,151)
General and administrative expenses	(117,952)	(45,794)	(163,746)	(104,069)	(34,377)	(138,446)
Underwriting income	$268,763	$262,582	531,345	$268,149	$208,995	477,144

Corporate expenses			(47,247)			(43,092)
Net investment income			357,873			284,018
Net realized investment losses			(5,548)			(22,428)
Foreign exchange gains			16,477			25,427
Interest expense and financing costs			(43,241)			(24,639)
Income before income taxes			$809,659			$696,430

Net loss and loss expense ratio	47.3%	56.3%	52.3%	49.9%	59.2%	54.7%
Acquisition cost ratio	10.7%	17.1%	14.2%	12.0%	17.3%	14.7%
General and administrative expense ratio	12.9%	4.0%	10.2%	10.7%	3.3%	9.1%
Combined ratio	70.9%	77.4%	76.7%	72.6%	79.8%	78.5%

3.                   INVESTMENTS

a)                   Gross unrealized losses

The following tables summarize fixed maturity investments in an unrealized loss position, including the length of time the security has continuously been in the unrealized loss position:

	September 30, 2007
	12 months or greater		Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Investment	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency securities	$287,144	$(2,836)	$179,718	$(847)	$466,862	$(3,683)
Non-U.S. government securities	—	—	461	(2)	461	(2)
Corporate securities	280,180	(5,765)	533,348	(28,091)	813,528	(33,856)
Mortgage-backed securities	1,260,435	(31,734)	997,024	(10,294)	2,257,459	(42,028)
Asset-backed securities	87,689	(1,167)	271,300	(4,068)	358,989	(5,235)
Municipals	94,638	(718)	33,352	(150)	127,990	(868)
Total	$2,010,086	$(42,220)	$2,015,203	$(43,452)	$4,025,289	$(85,672)

	December 31, 2006
	12 months or greater		Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Investment	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency securities	$536,403	$(13,909)	$364,668	$(2,519)	$901,071	$(16,428)
Non-U.S. government securities	4,957	(151)	131,457	(2,620)	136,414	(2,771)
Corporate securities	421,943	(7,556)	449,679	(2,507)	871,622	(10,063)
Mortgage-backed securities	1,420,196	(33,607)	536,721	(3,935)	1,956,917	(37,542)
Asset-backed securities	149,673	(1,961)	166,200	(356)	315,873	(2,317)
Municipals	105,832	(1,803)	130,511	(457)	236,343	(2,260)
Total	$2,639,004	$(58,987)	$1,779,236	$(12,394)	$4,418,240	$(71,381)

At September 30, 2007, 2,010 securities (2006: 1,945) were in an unrealized loss position with a fair value of $4,025 million (2006: $4,418 million) of which 1,416 securities (2006: 1,497) have been in an unrealized loss position for 12 months or greater and have a fair value of $2,010 million (2006: $2,639 million).  The unrealized losses from these securities were not a result of credit, collateral or structural issues.  In the first nine months of 2007, we recorded an impairment charge of $2.1 million (2006: $1.6 million) relating to 11 securities (2006: 33) that we determined to be other than temporarily impaired which were included in net realized investment losses in the Consolidated Statements of Operations.

3.                                      INVESTMENTS (Continued)

b)                 Other Investments

The table below summarizes the composition of our other investments portfolio:

	September 30, 2007		December 31, 2006
Life settlement contracts	$—	0%	$377,767	33%
Hedge funds	272,768	45%	235,377	21%
Collateralized loan obligations	131,180	22%	263,621	23%
Credit funds	154,492	25%	156,337	14%
Short duration high yield fund	45,210	7%	97,562	9%
Other	8,779	1%	—	0%
Total other investments	$612,429	100%	$1,130,664	100%

Life Settlement Contracts

On December 20, 2006, we purchased a 20-year asset-backed note (“Note”) in the amount of $400.0 million issued by a special-purpose entity (“SPE”). Through the purchase of this Note, we assumed longevity risk on 222 life insurance policies for a period of 20 years. We determined the SPE was a variable interest entity (VIE) and through ownership of the Note we became its primary beneficiary. Accordingly, we consolidated the SPE, as well as the underlying SPEs, in our December 31, 2006 Consolidated Balance Sheet and eliminated all inter-company balances including the Note. At December 31, 2006, the consolidated assets and liabilities of the SPEs consisted primarily of restricted cash of $65.0 million, life settlement contracts portfolio of $377.8 million and other liability of $42.8 million.

On September 26, 2007, we sold the Note for a cash consideration of $400.0 million to a related party of the SPE (“buyer”), resulting in the deconsolidation of the SPE (see Note 8). Accordingly, from September 27, 2007, we have not included the results, assets and liabilities of the SPE in our Consolidated Financial Statements. For the three and nine months ended September 30, 2007, we recognized net investment income of $20.6 million and $nil, respectively, relating to the results of the SPE. The $400.0 million repurchase agreement used to finance the purchase of the Note was also terminated on September 26, 2007. For the three and nine months ended September 30, 2007, we recorded interest expense of $6.0 million and $19.2 million, respectively, relating to the repurchase agreement.

Collateralized loan obligations (“CLOs”)

We have invested in various CLOs with the investments in equity and combination notes.  At September 30, 2007, we had invested in 12 (2006: 26) different CLOs with underlying assets totaling $7.4 billion (2006: $13.6 billion).  During the three and nine months ended September 30, 2007 we sold 11 and 15 CLOs, respectively, at a net realized loss of $3.8 million and $1.3 million, respectively.

3.                                      INVESTMENTS (Continued)

c)         Restricted investments

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts in certain large transactions for the benefit of ceding companies. These trust accounts generally take the place of Letter of Credit requirements. The assets in trust as collateral are primarily highly rated fixed maturity securities. Additionally, prior to its termination on September 26, 2007, the repurchase agreement was securitized by the Note. The components of the fair value of restricted assets are as follows:

	September 30	December 31
	2007	2006
Assets used for collateral in Trust for inter-company agreements	$763,282	$734,938
Life settlement contracts	—	377,767
Deposits with U.S. regulatory authorities	28,668	27,934
Assets used for collateral in Trust for third party agreements	106,582	72,321
Total restricted investments	$898,532	$1,212,960

4.                   RESERVE FOR LOSSES AND LOSS EXPENSES

The following table represents an analysis of paid and unpaid losses and loss expenses and a reconciliation of the beginning and ending unpaid losses and loss expenses for the nine months ended September 30:

	2007	2006
Gross unpaid losses and loss expenses at beginning of period	$5,015,113	$4,743,338
Less reinsurance recoverable balances	(1,293,660)	(1,455,248)
Less reinsurance recoverable balances on paid losses	(65,494)	(62,862)
Net balance at beginning of period	3,655,959	3,225,228

Net incurred losses related to:
Current year	1,324,690	1,278,704
Prior years	(244,976)	(182,106)
	1,079,714	1,096,598
Net paid losses related to:
Current year	(99,972)	(76,579)
Prior years	(479,276)	(625,237)
	(579,248)	(701,816)
Foreign exchange loss	30,187	10,382
Net unpaid losses and loss expenses at end of period	4,186,612	3,630,392
Reinsurance recoverable balances	1,247,720	1,315,395
Reinsurance recoverable balances on paid losses	97,047	49,287
Gross unpaid losses and loss expenses at end of period	$5,531,379	$4,995,074

4.                   RESERVE FOR LOSSES AND LOSS EXPENSES (Continued)

Net incurred losses include net favorable prior period reserve development of $245 million and $182 million during the nine months ended September 30, 2007 and 2006, respectively. Prior period development arises from changes to loss estimates recognized in the current period that relate to losses incurred in previous calendar years. These reserve changes were made as part of our regular quarterly reserving process and primarily arose from better than expected emergence of actual claims relative to expectations. The net favorable development in 2007 was predominately related to our short tail lines from accident year 2006 and to a lesser extent, accident years 2005 and 2004. For these lines, accident year 2006 has largely proven to be a benign loss year with limited late reported loss activity and minimal deterioration of previously reported claims. The net favorable development in 2006 was related to our short tail lines of business and was primarily generated from accident years 2004 and 2005.

5.                   STOCK-BASED COMPENSATION

In May 2007, our shareholders approved the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (“2007 Plan”). The 2007 Plan provides for, among other things, the grant of restricted stock awards and units, non-qualified and incentive stock options, and other equity based awards to our employees and directors. The maximum number of our common shares that may be delivered under our 2007 Plan is 5,000,000. As a result of the adoption of the 2007 Plan, the 2003 Long-Term Equity Compensation and 2003 Directors Long-Term Equity Compensation Plan were terminated, except that all related outstanding awards will remain in effect.

During the three months ended September 30, 2007 and 2006, we incurred compensation costs of $8.9 million and $6.9 million, respectively, for all stock compensation plans, and recorded tax benefits thereon of $1.6 million and $0.9 million, respectively. For the first nine months of 2007 and 2006, we incurred compensation costs of $25.4 million and $19.6 million, respectively, for all stock compensation plans, and recorded tax benefits thereon of $5.2 million and $3.6 million, respectively.

The following is a summary of activity under our existing stock compensation plans for the first nine months in 2007 and 2006:

Restricted Stock

	2007		2006
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested - beginning of year	2,229	$29.95	1,176	$28.40
Granted	1,594	33.02	1,298	31.00
Vested	(440)	29.67	(119)	27.61
Forfeited	(41)	31.25	(104)	21.01
Unvested - end of period	3,342	$31.43	2,251	$30.28

At September 30, 2007, there was $55.3 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the first nine months of 2007 was $13.0 million.

5.                   STOCK-BASED COMPENSATION (Continued)

Stock Options

	2007		2006
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding - beginning of year	5,147	$18.75	6,174	$19.11
Granted	—	—	45	26.90
Exercised	(289)	22.12	(912)	18.91
Forfeited	(5)	28.02	(113)	29.09
Outstanding - end of period	4,853	$18.54	5,194	$18.99

At September 30, 2007, there was $0.2 million of unrecognized compensation cost related to the stock option awards which will be fully recognized during the remainder of 2007. The total intrinsic value of options exercised during the first nine months of 2007 was $4.2 million, for which we received proceeds of $6.4 million.

6.                   EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Basic earnings per common share
Net income available to common shareholders	$269,975	$226,222	$749,143	$644,807
Weighted average common shares outstanding	146,845	149,884	148,753	149,657
Basic earnings per common share	$1.84	$1.51	$5.04	$4.31

Diluted earnings per common share
Net income available to common shareholders	$269,975	$226,222	$749,143	$644,807
Weighted average common shares outstanding	146,845	149,884	148,753	149,657
Share equivalents:
Warrants	13,124	11,782	12,937	11,474
Options	2,385	2,010	2,354	1,941
Restricted stock	1,710	1,025	1,414	791
Weighted average common shares outstanding - diluted	164,064	164,701	165,458	163,863
Diluted earnings per common share	$1.65	$1.37	$4.53	$3.94

For the nine months ended September 30, 2006, there were 1,175,973 restricted shares and options, which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive. There were no such anti-dilutive restricted shares or options for the three months ended September 30, 2006 or the three and nine months ended September 30, 2007.

7.                   SHAREHOLDERS’ EQUITY

On May 10, 2007, we repurchased from Trident II, L.P and affiliated entities, an aggregate of 2,700,000 shares of our common stock at $37.25 per share, for a total purchase price of $100.6 million.   These shares were subsequently cancelled.  During August, 2007, we repurchased from the open market, a further 2,224,833 shares at an average price of $35.77 per share, for a total cost of $79.6 million, which are held as treasury shares at September 30, 2007.

8.                   DERIVATIVE INSTRUMENTS

Insurance & Reinsurance Contracts

On September 26, 2007, following the sale of the Note (see Note 3b), we entered into an insurance contract with the buyer whereby we agreed to indemnify the buyer in the event of non payment on the principal of its investment in a new $400.0 million asset-backed note. The asset-backed note has a 10 year term with the full principal amount due at maturity and is collateralized by a portfolio of life settlement contracts and cash held by the same SPE as disclosed in Note 3b. Through our insurance contract, we hold an implicit variable interest in the SPE; but management has determined that the Company is not its primary beneficiary.

We have recorded the insurance contract as a derivative contract, with an initial fair value of $nil. The fair value was determined by calculating the present value of the estimated loss payment on September 26, 2017, and estimated risk margin, net of the present value of the contractual insurance premiums. At September 30, 2007, the fair value of the derivative contract remained at $nil and our maximum exposure to a loss is $400.0 million on an undiscounted basis.

9.                   COMMITMENTS AND CONTINGENCIES

a)                                      Legal Proceedings

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

9.                   COMMITMENTS AND CONTINGENCIES (Continued)

b)                                      Dividends for Common Shares and Preferred Shares

On September 7, 2007 the Board of Directors declared a dividend of $0.165 per common share to shareholders of record at September 28, 2007 and payable on October 15, 2007. Additionally, the Board of Directors declared a dividend of $0.453125 per Series A 7.25% Preferred share and a dividend of $1.875 per Series B 7.5% Preferred share. The Series A Preferred share is payable on October 15, 2007, to shareholders of record at September 28, 2007 and the Series B Preferred share is payable on December 3, 2007 to shareholders of record at November 16, 2007.

c)                                      Reinsurance Purchase Commitment

During 2007, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at September 30, 2007, we have an outstanding reinsurance purchase commitment of $98 million (2006: $47 million).

d)                                      Life Premiums Commitment

At December 31, 2006, we had a commitment of $637 million relating to the estimated life insurance premiums due on our life settlement contracts portfolio. This was due to be paid over the life of the underlying contracts. Following the sale of the Note on September 26, 2007 (see Note 3b), we have no remaining commitment to pay estimated life insurance premiums.

e)                                      Investment Commitment

During September 2007, we made an investment commitment of $75 million in an alternative investment fund, which was fully outstanding at September 30, 2007.  We expect to fund this commitment over the next 12 months

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Annualized return on average common equity (‘ROACE’): ROACE represents the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period. Our objective is to generate superior returns on capital that appropriately reward our shareholders for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. ROACE was 25.0% and 23.9 % for the three and nine months ended September 30, 2007, respectively, compared to 26.0% and 25.8% for the same periods of 2006.

Diluted book value per common share: This is a non-GAAP financial measure; for further information refer to “Non-GAAP Financial Measures” at the end of Item 2. We consider diluted book value per common share an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per share increased from $24.02 at December 31, 2006 to $27.52 at September 30, 2007. The increase was substantially due to earnings generated in the first nine months of 2007.

Cash dividends per common share: Our dividend policy is an integral part of the value we create for our shareholders. Our quarterly cash dividend was $0.165 per common share in the first three quarters of 2007 compared to $0.15 per common share in the first three quarters of 2006. In December 2006, our Board of Directors authorized a 10% increase in the quarterly dividend.

RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Overview

The following tables break out our net income to common shareholders:

	Three months ended			Nine months ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
Underwriting income:
Insurance	$111,460	$68,896	62%	$268,763	$268,149	0%
Reinsurance	88,068	106,812	(18)%	262,582	208,995	26%
Net investment income and net realized losses	117,716	97,065	21%	352,325	261,590	35%
Other revenues and expenses	(38,127)	(37,325)	2%	(106,954)	(65,844)	62%
Net income	279,117	235,448	19%	776,716	672,890	15%
Preferred share dividends	(9,142)	(9,226)	(1)%	(27,573)	(28,083)	(2)%
Net income available to common shareholders	$269,975	$226,222	19%	$749,143	$644,807	16%

Ratios:
Loss ratio	47.9%	52.8%	(4.9)%	52.3%	54.7%	(2.4)%
Acquisition cost ratio	14.6%	15.0%	(0.4)%	14.2%	14.7%	(0.5)%
General and administrative expense ratio	11.6%	9.9%	1.7%	10.2%	9.1%	1.1%
Combined ratio	74.1%	77.7%	(3.6)%	76.7%	78.5%	(1.8)%

The main factors contributing towards the 19% increase in income in the third quarter of 2007 compared to the third quarter of 2006 were:

•                  Additional underwriting income in our insurance segment. This was driven by an 18.1 percentage point reduction in the segment loss ratio due to better loss experience in the current accident year (7.2 percentage points) and  higher net favorable prior period reserve development (10.9 percentage points).

•                  An increase in net investment income driven by a combination of a larger average investment base and higher yields on our fixed maturity investments.

These favorable factors were partially offset by a reduction in underwriting income in our reinsurance segment. This was driven by a 5.7 percentage point increase in the segment loss ratio which was mostly associated with a higher incidence of mid-sized natural catastrophe events.

The main factors contributing towards the 16% increase in income in the first nine months of 2007 compared to the same period in 2006 were:

•                  An increase in net investment income driven by a combination of a higher average investment balances and average investment yields across our investment portfolio.

•                  Additional underwriting income in our reinsurance segment, primarily due to increased net favorable prior period reserve development.

These favorable factors were partially offset by higher interest and income tax expenses and lower foreign exchange gains (all included in other revenues and expenses).

Underwriting Results

Premiums: Gross and net premiums written by segment were as follows:

	Gross Premiums Written
	Three months ended September 30			Nine months ended September 30
	2007	2006	Change	2007	2006	Change
Insurance	$480,729	$453,116	6%	$1,529,888	$1,519,771	1%
Reinsurance	274,495	281,794	(3)%	1,487,337	1,375,259	8%
Total	$755,224	$734,910	3%	$3,017,225	$2,895,030	4%

% ceded
Insurance	34%	29%	5%	34%	31%	3%
Reinsurance	2%	0%	2%	1%	1%	0%
Total	23%	18%	5%	18%	16%	2%

	Net Premiums Written
	Three months ended September 30			Nine months ended September 30
	2007	2006	Change	2007	2006	Change
Insurance	$315,605	$323,618	(2)%	$1,004,536	$1,053,794	(5)%
Reinsurance	268,297	282,295	(5)%	1,474,066	1,365,179	8%
Total	$583,902	$605,913	(4)%	$2,478,602	$2,418,973	2%

The increase in gross premiums written in the third quarter of 2007 over the same quarter in 2006 was related to the expansion of our professional lines and political risk insurance businesses. This was partially offset by a reduction in catastrophe reinsurance business which was largely due to the fact that in 2006 we reallocated catastrophe capacity from the beginning of the year to mid-year to take advantage of stronger mid-year pricing. The year-to-date increase in gross premiums written was driven by our increased participation in the U.S and European reinsurance markets, mainly during the January 1 renewal season. Approximately 3.6 percentage points of the increase in reinsurance for the nine months related to the impact of exchange rate movements.

The increase in premiums ceded in the three and nine months ended September 30, 2007 compared to the same periods of 2006 largely relates to business mix changes and additional cover purchased in our insurance segment.

Net premiums earned by segment were as follows:

	Net Premiums Earned
	Three months ended September 30				Nine months ended September 30
	2007	%	2006	%	2007	%	2006	%
Insurance	$301,925	44%	$327,701	47%	$915,102	44%	$973,985	49%
Reinsurance	383,920	56%	365,079	53%	1,149,988	56%	1,031,488	51%
Total	$685,845	100%	$692,780	100%	$2,065,090	100%	$2,005,473	100%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns. Although net premiums earned were relatively stable in the three and nine months ended September 30, 2007 compared to the same periods in 2006, we experienced a shift in mix from insurance to reinsurance business. Our reinsurance segment benefited from continued growth, as discussed above, while changes in business mix and an expansion of our reinsurance coverage had the effect of reducing net premiums earned in our insurance segment.

Loss ratio: The tables below show the components of our net loss and loss expense ratio (“loss ratio”) for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Current year	59.9%	61.0%	64.2%	63.8%
Prior period development	(12.0)%	(8.2)%	(11.9)%	(9.1)%
Loss ratio	47.9%	52.8%	52.3%	54.7%

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

Prior period development was the net favorable result of several underlying reserve developments from prior accident years, identified during our quarterly reserving process. The following tables present our prior period development by segment for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Insurance	$58,607	$27,940	$143,148	$152,073
Reinsurance	23,585	28,626	101,828	30,033
Total	$82,192	$56,566	$244,976	$182,106

For further detail on the prior period development refer to the segment discussions below. While we believe that our loss reserves at September 30, 2007 are adequate, new information may lead to future developments in ultimate loss and loss expenses significantly greater or less than the reserves currently provided. In addition, conditions and trends that affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to anticipate future redundancies or deficiencies based on historical experience.

General and Administrative ratio: The increases in our general and administrative ratio reflect the costs associated with supporting the growth of our business. In particular, we incurred higher staffing costs in 2007 relating to the expansion of our insurance operations in the U.S., including those related to our acquisition of the Media Pro business in the second quarter.

Net Investment Income and Net Realized Investment Losses

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. Additionally, we invest our portfolio with a focus on total return rather than establishing yield or income targets.

The following table provides a breakdown of net investment income and net realized investment losses for the periods indicated:

	Three months ended			Nine months ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
Interest income on fixed maturity investments	$94,902	$76,609	24%	$264,902	$215,385	23%
Interest income on cash and cash equivalents	25,280	20,870	21%	71,512	51,850	38%
Investment income on other investments	1,856	3,446	(46)%	30,523	22,316	37%
	122,038	100,925	21%	366,937	289,551	27%
Investment expense	(3,130)	(2,138)	46%	(9,064)	(5,533)	64%
Net investment income	118,908	98,787	20%	357,873	284,018	26%

Net realized investment losses	(1,192)	(1,722)	(31)%	(5,548)	(22,428)	(75)%

Net investment income and net realized investment losses	$117,716	$97,065	21%	$352,325	$261,590	35%

Average investment balances:
Cash and fixed maturity investments (1)	$9,393,469	$7,963,806	18%	$9,087,178	$7,646,065	19%
Other investments	$937,979	$650,984	44%	$1,032,181	$573,321	80%

(1) Includes accrued interest receivable and is net of unsettled trades.

Net investment income

Net investment income in the three and nine months ended September 30, 2007 increased 20% and 26%, respectively, over the same periods in 2006.  The increases were driven by larger investment balances and higher effective yields.  The growth in our annualized effective yield was primarily due to higher U.S. interest rates at the short and intermediate parts of the yield curve. The yield on our portfolio may vary significantly from period to period due primarily to the timing of cash flows, changes in interest rates and changes in asset allocation.

The decrease in investment income on other investments in the third quarter of 2007 was primarily due to losses on our hedge and credit funds which were related to a broad re-pricing of risk in the market coupled with a lack of liquidity in the below investment grade credit market. These reductions were largely offset by an increase in the fair value of our life settlements contracts investment, which we sold in September. The year to date increase in investment income on other investments was driven by larger average investment balances in the portfolio, despite slightly lower returns compared to 2006. For further information on our other investments, refer to “Other Investments” in the “Balance Sheet” section below.

Net realized investment losses

The majority of our portfolio is invested in the fixed income market and as a result the level of realized gains and losses on these investments are highly correlated to fluctuations in yields. The effect of increasing yields up to and throughout the majority of 2007 and 2006 negatively impacted the price of fixed income securities resulting in realized losses.

Investment yields and returns

The following table provides our investment yields and returns for the periods indicated:

	Three months ended			Nine months ended
	September 30			September 30
Yields and returns:	2007	2006	Change	2007	2006	Change

Annualized effective yield of invested assets (1)	5.0%	4.7%	0.3%	5.0%	4.6%	0.4%
Total return of invested assets (2)	2.2%	3.0%	(0.8)%	3.7%	3.4%	0.3%
Total return of cash and investments (2)	1.9%	2.5%	(0.6)%	3.5%	3.4%	0.1%

Our portfolio is managed to maximize total return within certain guidelines and constraints. Our return for the first nine months of 2007 benefited from higher returns from our cash balances and our fixed maturities offset by lower returns from our other investments versus the prior year period. Our considerable allocation to fixed maturity securities, which are primarily impacted by changes in intermediate U.S. Treasury yields, significantly impacts the overall returns of our investment portfolio.

(1) Calculated by dividing the net investment income generated from invested assets by the average balance of the assets managed by our external investment managers.

(2) In calculating total return, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our average invested assets (and accrued interest thereon) / cash and investments. Refer to the “Balance Sheet” section for a breakdown of “invested assets” and “cash and investments”.

Other Revenues and Expense items

The following tables set forth our other revenues and expenses for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Corporate expenses	$20,723	$20,167	$47,247	$43,092
Foreign exchange (gains) losses	(7,202)	2,738	(16,477)	(25,427)
Interest expense	13,929	8,239	43,241	24,639
Income tax expense	10,677	6,181	32,943	23,540
	$38,127	$37,325	$106,954	$65,844

Corporate expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

Foreign exchange gains/losses: Some of our business is written in currencies other than U.S dollars. The gains in the three months ended September 30, 2007, were principally made on the revaluation of net asset balances denominated in Euro and Japanese Yen, following an appreciation of these currencies against the U.S dollar of 5.4% and 7.3%, respectively, during this period. The loss in the third quarter of 2006 was primarily related to a 0.9% depreciation of the Euro against the U.S dollar during this period. The gains in nine months ended September 30, 2007 and 2006, were principally made on the revaluation of asset balances denominated in Euro and Sterling, following an appreciation of these currencies against the U.S dollar of 8.1% and 4.5%, respectively, during 2007, and 7.0% and 8.7%, respectively, during 2006.

Interest expense: The increase in both the three and nine months was primarily due to interest costs incurred on the $400.0 million repurchase agreement we entered into in December 2006. We terminated this agreement on September 26, 2007. For further information, refer to Note 3 b of the Consolidated Financial Statements.

Income tax expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax on income, which we calculate as income tax expense divided by income before income taxes, was 3.7% and 4.1% in the three and nine months ended September 30, 2007, respectively, compared to 2.6% and 3.4% in the same periods of 2006. The increases primarily relate to our U.S operations and a decrease in the proportion of tax-exempt income to total income before income taxes.

RESULTS BY SEGMENT: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Insurance Segment

Results from our insurance segment were as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Revenues:
Gross premiums written	$480,729	$453,116	$1,529,888	$1,519,771
Net premiums written	315,605	323,618	1,004,536	1,053,794
Net premiums earned	301,925	327,701	915,102	973,985
Other insurance related income	610	412	1,737	1,474
Expenses:
Net losses and loss expenses	(113,092)	(182,280)	(432,612)	(486,235)
Acquisition costs	(34,721)	(40,796)	(97,512)	(117,006)
General and administrative expenses	(43,262)	(36,141)	(117,952)	(104,069)
Underwriting income	$111,460	$68,896	$268,763	$268,149

Ratios:
Loss ratio	37.5%	55.6%	47.3%	49.9%
Acquisition cost ratio	11.5%	12.4%	10.7%	12.0%
General and administrative ratio	14.3%	11.0%	12.9%	10.7%
Combined ratio	63.3%	79.0%	70.9%	72.6%

Underwriting income increased 62% in the third quarter of 2007 over the prior year period despite a reduction in net premiums earned. This was due to improvements in the underlying profitability of our business driven by better loss experience in the current accident year and higher net favorable prior period reserve development. The reduction in net premiums earned was related to changes in business mix and an expansion of our reinsurance protection. Over the year to date, the impact of lower net premiums earned was offset by lower loss activity in the current year.

Gross premiums written: The following tables provide gross premiums written by line of business for the periods indicated:

	Three months ended September 30			Nine months ended September 30
	2007	2006	Change	2007	2006	Change
Property	$147,033	$145,335	1%	$509,312	$475,137	7%
Marine	49,971	54,904	(9)%	198,046	209,969	(6)%
Terrorism	11,672	18,454	(37)%	41,541	62,088	(33)%
Aviation	14,518	15,384	(6)%	41,599	79,753	(48)%
Political Risk	71,442	35,955	99%	157,139	120,752	30%
Professional Lines	123,824	112,469	10%	382,521	357,806	7%
Liability	53,158	57,559	(8)%	174,268	185,985	(6)%
Accident and Health	9,111	13,056	(30)%	25,462	28,281	(10)%
Total	$480,729	$453,116	6%	$1,529,888	$1,519,771	1%

In general, market conditions globally are becoming increasingly competitive and, as a result, we are experiencing increased pricing pressure across many of our insurance lines. The stability of gross premiums written in 2007 reflects our breadth of products and markets worldwide, which gives us the flexibility to allocate capacity where we see the best-rated opportunities.

The 6% increase in third quarter premiums was largely generated from our political risk line. Political risk premium can vary considerably between periods depending on the timing of transactions. However, additional underwriters in this line have allowed us to increase the number of contracts written in 2007 compared to 2006. The other notable increase in the quarter was on our professional lines book. This was largely associated with renewal rights acquired on the purchase in May, 2007 of the Media Pro business, a full-service managing general underwriter. Other than U.S exposed catastrophe property business, which continued to present good opportunities, market conditions in our other lines of business continued to be less favorable during the third quarter of 2007. This largely limited our ability to expand these lines, although we continued to seek out the better priced and structured opportunities.

Gross premiums written in the first nine months of 2007 were largely comparable with the same period in 2006. The discussion above relating to the quarter was also reflective of premium variances for the year to date.

Ceded premiums:

We ceded 34% of gross premiums written in the three and nine months ended September 30, 2007 compared to 29% and 31%, respectively in the same periods of 2006. The increases were largely related to the impact of changes in business mix and additional reinsurance cover purchased across our portfolio. While we significantly reduced gross premiums written on our aviation and terrorism lines during 2007, we offset these reductions with growth of our political risk, property and professional lines business. Given we have historically purchased more reinsurance cover on our property and professional lines business relative to our aviation and terrorism lines, this change in business mix had the effect of increasing our ceded premium ratios.

Net premiums earned: The following tables provide net premiums earned by line of business:

	Three months ended September 30				Nine months ended September 30
	2007		2006		2007		2006
Property	$81,075	27%	$78,678	24%	$241,426	26%	$250,535	26%
Marine	34,780	12%	47,913	15%	118,258	13%	128,963	13%
Terrorism	13,594	5%	20,960	6%	47,641	5%	63,483	7%
Aviation	22,012	7%	38,620	12%	69,189	8%	131,247	13%
Political Risk	29,009	10%	22,337	7%	84,203	9%	59,665	6%
Professional Lines	84,925	28%	81,630	25%	248,975	27%	230,550	24%
Liability	28,060	9%	29,405	9%	79,982	9%	89,366	9%
Accident and Health	8,470	3%	8,158	2%	25,428	3%	20,176	2%
Total	$301,925	100%	$327,701	100%	$915,102	100%	$973,985	100%

Net premiums earned decreased 8% and 6% in the three and nine months ended September 30, 2007, respectively, from the comparable periods in 2006. These reductions were largely associated with an increase in ceded premiums during 2007, as discussed above. In addition, although we have grown our political risk book in the last twelve months, this business typically provides multi-year coverage and therefore the earning of this premium is spread over a greater number of periods.

Loss ratio: The tables below show the components of our loss ratio:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Current year	56.9%	64.1%	62.9%	65.5%
Prior period development	(19.4)%	(8.5)%	(15.6)%	(15.6)%
Loss ratio	37.5%	55.6%	47.3%	49.9%

Current year

The reduction in the current year loss ratios in the three and nine months ended September 30, 2007 compared to the same periods in 2006 reflects lower loss activity, most notably on our property related lines. During the third quarter of 2007, reported claims on our short-tail lines of business continued to be favorable relative to our initial expectations at the start of the year.  We also accelerated the loss development profile on certain elements of our short-tail book during the third quarter of 2007 relative to the same quarter last year, due to further incorporating our own historical loss experience.  There were no other significant changes in 2007 to our other loss development factors or the initial expected loss ratios used to establish our estimate of ultimate losses for the current year.

Prior years

The net favorable development of 19.4 percentage points in the third quarter of 2007 was related to short tail exposures and included:

•                  9.4 percentage points from accident year 2006. This reflects limited late reported loss activity and minimal deterioration on previously reported claims from 2006, particularly on our property, marine and aviation lines.

•                  7.8 percentage points from accident year 2005. This was primarily driven by favorable developments relating to the uncertainties surrounding our ultimate loss estimates on our hurricane impacted lines of business.

The net favorable development of 8.5 percentage points in the third quarter of 2006 was all on short-tail exposures and included:

•                  Net favorable development from accident years 2003 and 2004 of 5.7 and 7.3 percentage points, respectively. This was driven by better than expected emergence of claims identified as part of our regular reserving process.  This was offset by;

•                  Net adverse development of 4.4 percentage points from accident year 2005. This was primarily associated with late reported claims and deterioration of previously reported claims on Hurricanes Katrina, Rita and Wilma.

Acquisition cost ratio: The decrease in our acquisition cost ratio in the three and nine months ended September 30, 2007 over the same periods in 2006 was primarily due to an increase in commissions received on ceded premiums associated with the additional reinsurance coverage purchased during 2007.

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

Reinsurance Segment

Results in our reinsurance segment were as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Revenues:
Gross premiums written	$274,495	$281,794	$1,487,337	$1,375,259
Net premiums written	268,297	282,295	1,474,066	1,365,179
Net premiums earned	383,920	365,079	1,149,988	1,031,488
Other insurance related income	395	392	1,901	392
Expenses:
Net losses and loss expenses	(215,101)	(183,678)	(647,102)	(610,363)
Acquisition costs	(65,318)	(62,819)	(196,411)	(178,145)
General and administrative expenses	(15,828)	(12,162)	(45,794)	(34,377)
Underwriting income	$88,068	$106,812	$262,582	$208,995

Ratios:
Loss ratio	56.0%	50.3%	56.3%	59.2%
Acquisition cost ratio	17.0%	17.2%	17.1%	17.3%
General and administrative ratio	4.1%	3.3%	4.0%	3.3%
Combined ratio	77.1%	70.8%	77.4%	79.8%

Underwriting income decreased 18% in the third quarter of 2007 compared to the same period in 2006. This was largely due to a higher incidence of mid-sized natural catastrophe events in the current quarter together with lower favorable prior period reserve development. The year to date increase in underwriting income of 26% reflects a higher level of favorable prior period reserve development.

Gross Premiums Written: The following tables provide gross premiums written by line of business for the periods indicated:

	Three months ended September 30			Nine months ended September 30
	2007	2006	Change	2007	2006	Change
Catastrophe	$76,044	$100,759	(25)%	$462,771	$446,692	4%
Property	55,965	53,933	4%	281,941	259,466	9%
Professional Lines	54,645	49,431	11%	202,131	226,221	(11)%
Credit and bond	6,705	1,889	255%	119,613	94,380	27%
Motor	5,886	5,896	0%	96,097	81,210	18%
Liability	59,233	48,640	22%	236,135	197,623	19%
Other	16,017	21,246	(25)%	88,649	69,667	27%
Total	$274,495	$281,794	(3)%	$1,487,337	$1,375,259	8%

The 3% decrease in third quarter premiums was driven by a reduction in catastrophe business which was largely associated with lower allocations of capital in the third quarter of 2007 relative to the same period in 2006. In 2006, we reallocated some catastrophe capacity from January 1 renewals to take advantage of stronger midyear pricing. The reduction in catastrophe premium was partially offset by increased participation on certain professional lines and liability renewals.

Gross premiums written increased 8% in the first nine months of 2007 compared to the same period in 2006. This was largely a result of increased participation in the U.S. and European reinsurance markets during the major renewal period of the first quarter. The increase included approximately 3.6 percentage points related to the favorable impact of exchange rate movements. The reduction in professional lines premium over the nine months was driven by the non-renewal of several large contracts during the second quarter due to cedants increasing their retention of business.

Net premiums earned: The following table provides net premiums earned by line of business:

	Three months ended September 30				Nine months ended September 30
	2007		2006		2007		2006
Catastrophe	$115,646	30%	$121,449	33%	$349,431	30%	$322,064	31%
Property	83,802	21%	81,967	23%	254,587	22%	249,164	24%
Professional Lines	60,280	16%	60,719	17%	187,542	16%	170,859	17%
Credit and bond	28,192	7%	24,763	7%	79,212	7%	71,953	7%
Motor	23,602	6%	21,424	6%	75,866	7%	65,137	6%
Liability	57,783	15%	42,046	12%	160,218	14%	120,258	12%
Other	14,615	4%	12,711	3%	43,132	4%	32,053	3%
Total	$383,920	100%	$365,079	100%	$1,149,988	100%	$1,031,488	100%

Overall, net premiums earned increased 5% and 11% in the three and nine months ended September 30, 2007, respectively, from the same periods in 2006 and largely reflects the additional gross premiums written in the current year. Although gross premiums written on our professional lines business decreased year to date, net premiums earned on this line benefited from more proportional premium continuing to be earned from prior underwriting years. The reduction in net premiums earned on our catastrophe line in the quarter was associated with additional ceded premium amortized and also lower adjustment premiums on our excess of loss contracts.

Loss ratio: The tables below show the components of our loss ratio:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Current year	62.1%	58.1%	65.2%	62.1%
Prior period development	(6.1)%	(7.8)%	(8.9)%	(2.9)%
Loss ratio	56.0%	50.3%	56.3%	59.2%

Current year

The increase in our current year loss ratio in the three and nine months ended September 30, 2007 compared to the same periods in 2006 was primarily due to an increase in mid-sized natural catastrophe events. In the third quarter, these losses were largely associated with flood damages in the UK and storms in Midwest U.S. and Canada. Over the first nine months of 2007, catastrophe losses incurred also related to storms in Australia, other UK flood damages and European windstorm Kyrill. We also experienced changes in business mix, in particular a shift towards liability business, which typically has a higher initial expected loss ratio compared to our other lines.

During the third quarter of 2007, we applied an accelerated loss development profile on certain elements of our short tail book relative to the same quarter last year, due to further incorporating our own historical loss experience. However, the impact of this change (to lower current year ratios) was outweighed by the factors discussed above. There were no other significant changes in 2007 to our other loss development factors or the initial expected loss ratios used to establish our estimate of ultimate losses for the current year.

Prior years

The net favorable development in the three and nine months ended September 30, 2007 was primarily related to our property and catastrophe lines from accident year 2006. For the quarter, this was driven by better than expected emergence of claims identified as part of our regular reserving process. For the nine months, the favorable development was also partly due to our exposure on certain events being less than we had originally estimated. This occurred where claims did not reach our attachment point on potentially impacted treaties.

Compared to a relatively benign year for catastrophe events in 2006, accident year 2005 included major loss activity, including Hurricanes Katrina, Rita and Wilma. Due to the extent of the damage, delays in adjusting losses and other complexities there was considerable uncertainty surrounding the cedants loss estimates for these hurricanes. Consequently, we experienced a significant level of late reporting and development on previously reported claims which is borne within the 2006 prior period ratios above. In the third quarter of 2006, we experienced favorable development on the hurricanes of 2.7 percentage points, but over the first nine months of 2006 we strengthened these reserves by 5.0 percentage points.  The third quarter of 2006 also included favorable development from our accident year 2004 catastrophe lines which was driven by a reduction in event specific reserves.

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

BALANCE SHEET

The following is an analysis of our most significant balance sheet accounts as at September 30, 2007 compared to December 31, 2006:

Cash and Investments

At September 30, 2007 and December 31, 2006, total cash and investments, including accrued interest receivable and net payable for investments purchased were $10.3 billion and $9.7 billion, respectively. The following table summarizes the fair value of cash and investments:

	September 30, 2007		December 31, 22006
U.S. government and agency securities	$1,179,089	11%	$1,177,911	12%
Non U.S. government securities	177,616	2%	153,258	1%
Corporate debt securities	1,819,495	18%	1,418,553	15%
Mortgage-backed securities	3,213,800	31%	2,868,578	30%
Asset-backed securities	569,154	5%	538,350	6%
Municipals	802,030	8%	376,073	4%
Mortgage derivatives	53,671	1%	-	0%
Total Fixed Maturities	7,814,855	76%	6,532,723	68%
Cash at investment managers, net of unsettled trades	508,383	5%	811,295	8%
Total Invested Assets	8,323,238	81%	7,344,018	76%
Other cash and cash equivalents	1,273,446	12%	1,115,807	12%
Total Cash and Fixed Maturities	$9,596,684	93%	$8,459,825	88%
Other Investments	612,429	6%	1,130,664	11%
Accrued interest receivable	76,257	1%	76,967	1%
Total Cash and Investments	$10,285,370	100%	$9,667,456	100%

Fixed Maturity Investments

At September 30, 2007 and December 31, 2006, all of the fixed maturity securities were investment grade with 79.1% and 84.1%, respectively, rated AA- or better, with an overall weighted average rating of AA+, based on ratings assigned by Standard & Poor’s. At September 30, 2007 and December 31, 2006, our fixed maturity investments had an approximate average duration of 3.2 years.

The amortized cost and fair values of fixed maturity securities are as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Type of Investment	Cost	Gains	Losses	Value
U.S. government and agency securities	$1,172,221	$10,551	$(3,683)	$1,179,089
Non-U.S. government securities	161,459	16,159	(2)	177,616
Corporate debt securities	1,828,276	25,075	(33,856)	1,819,495
Mortgage-backed securities	3,246,403	9,037	(41,640)	3,213,800
Asset-backed securities	573,688	701	(5,235)	569,154
Municipals	801,485	1,413	(868)	802,030
Mortgage derivatives	54,059	—	(388)	53,671
Total fixed maturity investments	$7,837,591	$62,936	$(85,672)	$7,814,855

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Type of Investment	Cost	Gains	Losses	Value
U.S. government and agency securities	$1,190,700	$3,639	$(16,428)	$1,177,911
Non-U.S. government securities	146,847	9,182	(2,771)	153,258
Corporate debt securities	1,423,146	5,470	(10,063)	1,418,553
Mortgage-backed securities	2,896,362	9,758	(37,542)	2,868,578
Asset-backed securities	540,118	549	(2,317)	538,350
Municipals	377,076	1,257	(2,260)	376,073
Total fixed maturity investments	$6,574,249	$29,855	$(71,381)	$6,532,723

The increase in the gross unrealized losses of $14 million was due to various changes in yield in the fixed income market. During the first six months of the year there was a general increase in yields that negatively impacted price to varying degrees across all sectors.  In the third quarter of 2007, there was a broad re-pricing of risk that dramatically increased yields in the corporate and asset-backed sectors, which negatively impacted the pricing of these securities, but resulted in an increase in demand for US Treasuries, which favorably impacted pricing in this sector.  For further information on fixed maturity securities in an unrealized loss position at September 30, 2007, refer to Note 3a) of the Consolidated Financial Statements in Item 1 of this report.

Other Investments

The table below summarizes the composition of our other investment portfolio:

	September 30, 2007		December 31, 2006
Life settlement contracts	$—	0%	$377,767	33%
Hedge funds	272,768	45%	235,377	21%
Collateralized loan obligations	131,180	22%	263,621	23%
Credit funds	154,492	25%	156,337	14%
Short duration high yield fund	45,210	7%	97,562	9%
Other	8,779	1%	—	0%
Total other investments	$612,429	100%	$1,130,664	100%

As discussed in Note 3b of the Consolidated Financial Statements, in Item 1 of this report, on September 26, 2007, we sold our Note at par to a related party of the SPE (‘buyer”), which resulted in the deconsolidation of the life settlement contracts.  On the same day, this Note was repurchased by the SPE using proceeds from the issuance of a new $400 million 10-year asset-backed note to the buyer.  We simultaneously entered into an insurance contract with the buyer whereby we agreed to indemnify the buyer in the event of non-payment on the principal of this new 10-year asset-backed note.   In doing so, we continue to have an implicit interest in the original life settlements portfolio and the related longevity risk exposure. However, as a result of not having a direct interest through the Note and a new hedging program put in place by the SPE, we have significantly reduced our exposure to interest rate risk.

The decreases in our collateralized loan obligations and short duration high yield fund were due to sales and redemptions, respectively, in order to reduce our exposure to credit risk.  The increase in the hedge funds is due to positive returns generated during the first nine months of the year and $20.0 million of net subscriptions.

Reserve for loss and loss expenses/Reinsurance recoverable balances

At September 30, 2007, we had $5.5 billion of gross reserve for loss and loss expenses compared to $5.0 billion at December 31, 2006. Of this balance, $3.8 billion, or 69%, was incurred but not reported reserves, compared to $3.2 billion, or 64%, at December 31, 2006. The total reinsurance recoverable balance at September 30, 2007 was $1.3 billion (2006: $1.4 billion), of which 96% (2006: 96%) was due from reinsurers rated A- or better by internationally recognized rating agencies. Our provision for unrecoverable reinsurance at September 30, 2007 of $34 million was unchanged from December 31, 2006. For an analysis of paid and unpaid losses and loss expenses, including a reconciliation of the opening and closing balances, refer to Note 4 to the Consolidated Financial Statements in Item 1 of this report.

During the first nine months of 2007 we experienced net favorable development on prior year net loss reserves of $245 million.  For further detail on prior period development refer to the segment discussions above.

LIQUIDITY AND CAPITAL RESOURCES

There has been no material change in our liquidity and capital resource requirements since December 31, 2006. For more information refer to Liquidity and Capital Resources included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

On September 26, 2007, there was an amendment to our $1.5 billion credit facility agreement which we have with a syndicate of lenders.  The amendment modified certain definitions contained in the credit agreement in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.  All other terms and conditions remain unchanged.

At September 30, 2007, our shareholders’ equity was $4,944 million compared to $4,413 million at December 31, 2006. The following is a summary reconciliation of those balances:

Shareholders’ equity - December 31, 2006	$4,412,647
Net income	776,716
Share repurchases	(183,093)
Change in accumulated other comprehensive loss	16,194
Common share dividends	(84,405)
Preferred share dividends	(27,573)
Share-based compensation and other	33,106
Shareholders’ equity - September 30, 2007	$4,943,592

Following our shareholders’ approval at the Annual General Meeting held in May 2007, we amended our bye-laws to permit common shares repurchased to be held in treasury. During the first nine months of 2007, we repurchased $183.1 million of our common shares of which $79.6 million are held in treasury.   Of the $183.1 million repurchased, $180.2 million was made under our share repurchase plan, with the remaining $2.9 million repurchase to satisfy employee’s tax liabilities upon the vesting of restricted stock.

COMMITMENTS AND CONTINGENCIES

During 2007, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly, at September 30, 2007, we had an outstanding reinsurance purchase commitment of $98 million (December 31, 2006: $47 million).

At December 31, 2006, we had a commitment of $637 million relating to the estimated life insurance premiums due on our life settlement contracts portfolio. This was due to be paid over the life of the underlying contracts.  Following the sale of the Note on September 26, 2007, we have no remaining commitment to pay estimated life insurance premiums.  On the same date, we also terminated the $400.0 million repurchase agreement relating to our investment in the life settlement contracts.  Refer to Note 3b of the Consolidated Financial Statements for further information.

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

CRITICAL ACCOUNTING ESTIMATES

There are certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. We believe the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements:

•                  Reserve for losses and loss expenses

•                  Reinsurance recoverable balances

•                  Premiums

•                  Other investments

We discuss our Critical Accounting Estimates in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2006.

NEW ACCOUNTING STANDARDS

See Item 1, Note 1 to the Consolidated Financial Statements for a discussion of new accounting standards we have recently adopted and recently issued accounting pronouncements we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2007, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

We have presented diluted book value per common share calculated using the “if converted” method, which is a non-GAAP financial measure.  This method takes into account the effect of the full conversion of our outstanding stock options, warrants, restricted stock and phantom stock units.  As we have no plans to reacquire all such dilutive securities, the calculation assumes the retention of all proceeds upon exercise and the resulting issuance of common shares to remain outstanding.  Because we had dilutive common shares outstanding in each of the periods presented, we believe diluted book value per share provides useful information for investors to measure shareholder returns.  This measure should not be viewed as a substitute for book value per share, the most comparable GAAP generated measure. The following table is a reconciliation of book value per share to diluted book value per share as at:

	September 30	December 31
(in thousands, except per share)	2007	2006

Common shareholders’ equity	$4,443,592	$3,912,647
Shares outstanding	145,710	149,982
Book value per share	$30.50	$26.09

Diluted book value on a “if converted basis”:
Common shareholders’ equity	$4,443,592	$3,912,647
add in:
proceeds on exercise of options	89,947	96,485
proceeds on exercise of warrants	244,200	244,363
Adjusted shareholders’ equity	$4,777,739	$4,253,495

Shares outstanding	145,710	149,982
add in:
vested phantom stock units	53	46
vesting of restricted stock	3,342	2,229
exercise of options	4,853	5,147
exercise of warrants	19,651	19,644
Diluted shares outstanding	173,609	177,048

Diluted book value per share	$27.52	$24.02

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

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our assets under management by third party investment managers at September 30, 2007. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Total Cash and Fixed Maturities (1)

	Interest Rate Shift in Basis Points
	-100	-50	0	+50	+100
Total Market Value	$9,823,801	$9,713,825	$9,596,684	$9,478,595	$9,356,402
Market Value Change from Base	2.37%	1.22%	0.00%	(1.23)%	(2.50)%
Change in Unrealized Value	$227,117	$117,141	$—	$(118,089)	$(240,282)

(1) Refer to Investments section under “Balance Sheet Analysis”

Item 4.       Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007.  Based upon that evaluation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries.  In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies.  The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount.  On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims.  After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss.  On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity.  In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4).  On June 21, 2007, the defendants filed renewed motions to dismiss.  On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims.  On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit.  We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

Item 1A.  Risk Factors

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the number of shares we repurchased during each month in the first nine months of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (b)
January 1-31, 2007	86,611	(a)	$33.37	0	$400,000
February 1-28, 2007	0		0	0	$400,000
March 1-31, 2007	0		0	0	$400,000
April 1-30, 2007	0		0	0	$400,000
May 1-31, 2007	2,700,000	(c)	37.25	2,700,000	$299,425
June 1-30, 2007	812	(a)	39.16	0	$299,425
July 1-31, 2007	0		0	0	$299,425
August 1-31, 2007	2,224,833	(d)	35.77	2,224,833	$219,902
September 1-30, 2007	0		0	0	$219,902
Total	5,012,256		36.53	4,924,833	$219,902

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

(c)         On May 10, 2007, we repurchased from Trident II, L.P and affiliated entities an aggregate of 2,700,000 shares of our common stock at $37.25 per share, for a total purchase price of $100.6 million.

(d)        During the three months ended September 30, 2007, we repurchased from the open market 2,224,833 shares at an average price of $35.77 per share, for a total cost of $79.6 million, which are held in treasury.

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

10.1

Employment Agreement dated July 5, 2007 by and between AXIS Specialty Limited and John Gressier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2007).

10.2

Amendment No.1 to Credit Agreement, dated as of September 26, 2007, among AXIS Capital Holdings Limited, the Subsidiary Credit Parties party thereto, designated Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2007).

10.3	2003 Directors Deferred Compensation Plan, as amended and restated.

10.4	Summary of Director Compensation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 30, 2007

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/	JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/	DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)