Form 10-K
period 2007-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2008-02-26
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(441) 496-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, par value $0.0125 per share 7.25% Series A preferred shares	New York Stock Exchange New York Stock Exchange

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2007, was approximately $5.7 billion.

At February 20, 2008, there were outstanding 151,332,323 common shares, $0.0125 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 9, 2008 are incorporated by reference in Part III of this Form 10-K.

AXIS CAPITAL HOLDINGS LIMITED

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend.” Forward-looking statements contained in this report include information regarding our estimates of losses related to hurricanes and other catastrophes, our expectations regarding pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, management of interest rate and foreign currency risks, valuations of potential interest rate shifts and foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance.

These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims and coverage issues,

•	the failure of our cedants to adequately evaluate risks,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business,

•	interest rate and/or currency value fluctuations,

•	general economic conditions, and

•	the other matters set forth under Item 1A, “Risk Factors” included in this report.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

As used in this report, references to “we,” “us,” “our” or the “Company” refer to the consolidated operations of AXIS Capital Holdings Limited (“AXIS Capital”) and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited (“AXIS Specialty Bermuda”), AXIS Specialty Europe Limited (“AXIS Specialty Europe”), AXIS Specialty Insurance Company (“AXIS Specialty U.S.”), AXIS Re Limited (“AXIS Re Ltd.”), AXIS Reinsurance Company (“AXIS Re U.S.”), AXIS Surplus Insurance Company (“AXIS Surplus”), AXIS Insurance Company (“AXIS Insurance Co.”), AXIS Re Europe and AXIS Specialty London, unless the context suggests otherwise. Tabular dollars are in thousands. Amounts in tables may not reconcile due to rounding differences.

GENERAL BUSINESS DEVELOPMENT

AXIS Capital is the Bermuda-based holding company for the AXIS Group of Companies. AXIS Capital was incorporated on December 9, 2002. AXIS Specialty Bermuda commenced operations on November 20, 2001. AXIS Specialty Bermuda and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer consummated on December 31, 2002. Through our various operating subsidiaries and branches, we provide a broad range of insurance and reinsurance products to insureds and reinsureds worldwide with operations in Bermuda, Europe, Singapore and the United States. Our business consists of two distinct global underwriting platforms, AXIS Insurance and AXIS Re.

During 2007, we purchased the assets of the Media Professional Division (“Media Pro”) of MPI Insurance Agency, Inc., an Aon Group, Inc. subsidiary. Media Pro is a full-service managing general underwriter with operations in the U.S., Canada and the U.K. We were the exclusive carrier for several of Media Pro’s programs for the prior two years, and this purchase gave us the renewal rights to their broader professional lines portfolio.

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

Our short-term strategies conform to our long-term objectives but also reflect changes and opportunities within the global market place. The following is an overview of the insurance and reinsurance market since our first full year of operations in 2002, together with a discussion as to how we have evolved during this period. The following table shows gross premiums written in each of our segments over the last five years:

Year ended December 31,	2007	2006	2005	2004	2003

Insurance	$2,039,214	$2,070,467	$1,875,017	$1,919,563	$1,606,559
Reinsurance	1,550,876	1,538,569	1,518,868	1,092,748	667,086

Total	$3,590,090	$3,609,036	$3,393,885	$3,012,311	$2,273,645

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

During 2003, we were able to further diversify our global business by adding select underwriting teams and infrastructure in the U.S. and in Europe. Specifically, we established a meaningful presence in the wholesale insurance market in the U.S., which allowed us to quickly take advantage of favorable market conditions. We also entered the professional lines insurance business through a renewal rights transaction and simultaneous recruitment of an underwriting team from Kemper. The shortage of capacity for U.S. professional lines reinsurance business served as an opportunity for further diversification of our global treaty reinsurance business and establishment of a local presence in the U.S. reinsurance marketplace. By the end of 2003, we had also established a local presence in the Continental European reinsurance marketplace, allowing us to diversify into other traditional European treaty reinsurance business including motor liability and credit and bond. The establishment and growth of our U.S. and European reinsurance underwriting operations contributed to the significant premium growth in our reinsurance segment during 2004 and 2005.

Since these early years of substantial growth, we have consolidated our position in the global insurance and reinsurance marketplace. In our reinsurance segment, we have grown our U.S and European operations and our participation in non-catastrophe and property business. In 2007, gross premiums stabilized against an ongoing trend of greater risk and retention appetite in the industry. For property catastrophe business, major buyers have dropped lower layers in favor of larger limits at the upper end of their programs, while, for liability reinsurance business, cedants have tended to retain more business. Critically though, there has generally been strong discipline throughout the reinsurance marketplace, with no major slippage in terms and conditions.

In our insurance segment, the strong diversity by product and geography we have created over time, coupled with our rigorous underwriting processes, has allowed us the flexibility to trade from one line of business to another as we see market conditions change and the ability to focus on overall diversification as we do this. Notably towards the end of 2005, we were faced with a deteriorating aviation insurance market. As we substantially reduced our participation in the aviation market, we have focused on more stable lines, targeting risks with an appropriate risk-reward profile. In the last few years we have continued to expand our professional lines business, with the purchase of the Media Pro business in 2007 further strengthening our diversification strategy in this line. The acquisition of Media Pro also represents a key step in our broader pursuit of small to medium-sized businesses throughout our insurance portfolio. We have been enhancing our operational capabilities, in particular our technological capabilities, to support this business strategy. We have also added further underwriting expertise to our political risk team in recent years, which has provided us with access to a broader range of distribution channels. This has allowed us to access more products which are not as closely correlated to the property and casualty cycle, in particular emerging market sovereign and corporate credit.

In 2007, we implemented a strategic reorganization of AXIS Insurance to enhance our position as a global leader in specialty lines insurance business. This reorganization institutionalized the practices that have been fundamental to making AXIS Insurance a leading global specialty insurer. AXIS Insurance is now organized into four divisions which are managed across all geographic locations: Specialty Lines, Professional Lines, Capital Risk Solutions and Select Markets. In conjunction with this, we also created a new Ceded Reinsurance Unit within our insurance segment that coordinates purchasing activities to improve efficiency and consistency and take advantage of new opportunities in the marketplace. During 2007, we were able to effectively expand our reinsurance coverage at attractive costs, particularly within our professional lines and property books. This strategy has allowed us to reduce our overall net retentions relative to previous years and therefore deliver more value through an improvement in our risk/reward position.

SEGMENT INFORMATION

Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re, and therefore we have determined that we have two reportable segments, insurance and reinsurance. Except for goodwill and intangible assets, we do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio. Financial data relating to our segments is included in Note 3 to our Consolidated Financial Statements presented under Item 8 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7 of this report.

Insurance Segment

Our insurance segment provides specialty insurance coverage on a worldwide basis. In January 2007, we reorganized AXIS Insurance to further strengthen the global operations of the segment. This reorganization reflects the management of AXIS Insurance along global product lines rather than by geographical location. The new structure enables us to design insurance programs on a global basis in alignment with the global needs of many of our clients.

Lines of business

Our insurance segment offers specialty insurance products to a variety of niche markets on a global basis. The following are the lines of business in our insurance segment:

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

•

Political risk: provides protection against sovereign default or sovereign actions that result in the impairment of cross-border investments for banks and major corporations. This book also provides sovereign and corporate credit insurance within emerging markets, where lenders seek to mitigate the risk of non-payment from their borrowers.

•

Professional lines: includes coverage for directors’ and officers’ liability, errors and omissions liability, employment practices liability, media, cyber, technology and miscellaneous professional liability coverage.

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

Gross premiums written in our insurance segment were $2,039 million in 2007, $2,070 million in 2006 and $1,875 million in 2005, which represented 57%, 57% and 55% of consolidated gross premiums written in those respective years.

Distribution and Underwriting

Our insurance segment operates from offices based in Bermuda, Europe and the U.S. We produce our business primarily though wholesale and retail brokers worldwide. Some of our insurance products are also distributed through managing general agents and underwriters and also through some direct marketing. In the U.S., we have the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted basis, or surplus lines basis, with flexibility in forms and rates as these are not filed with state regulators. Having non-admitted carriers in our U.S. group of companies provides the pricing flexibility needed to write non-standard coverage.

Gross premiums written by broker, shown individually where premiums are 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2007		2006		2005

Marsh	$308,138	15%	$340,976	17%	$385,489	21%
Aon	276,321	14%	311,138	15%	256,729	14%
Willis	181,149	9%	224,842	11%	189,702	10%
Other brokers	943,316	46%	915,437	44%	798,065	42%
Managing general agencies and underwriters, and direct	330,290	16%	278,074	13%	245,032	13%

Total	$2,039,214	100%	$2,070,467	100%	$1,875,017	100%

Operating in a market in which capacity and price adequacy can change significantly, our strategy is to employ consistent and disciplined underwriting by maintaining high levels of experience and expertise in our underwriting teams. We also underwrite and price most risks individually following a review of the exposure and in accordance with our underwriting guidelines.

For business distributed through the London wholesale broker market, we use “Submit.AXIS”, a unique, web-based policy submission system that we developed at our inception. Submit.AXIS allows brokers to provide details of a policy submission via the internet so that our underwriters may review online submission details and relevant policy documentation. The system provides local and group management with submissions information, acts as a repository for documentation, assists with market intelligence, assists with global clearance, and enables local and international peer review. Proposal details for each risk we consider underwriting in Submit.AXIS can be reviewed by all underwriting staff. For the vast majority of business in Submit.AXIS, risks are peer reviewed by teams of senior underwriters on a daily basis via a conference call. A conference call log is maintained of all the risks discussed and this, together with a daily underwriting log of all risks written within each underwriting office, is reviewed regularly by the “senior peer review panel”. The senior peer review panel includes the Chairman of AXIS Insurance.

For our insurance products distributed through the U.S. and other markets, our “Underwriter Workstation” acts as the workbench tool for underwriters. This system contains a submission module, clearance function, captures all underwriting details and interfaces in real-time with our cash & billing system. The Underwriter Workstation assists with core pricing and underwriting processes and provides a consistent data feed to our underwriting accounting system. The system allows for complete and consistent data capture and issues quotes and binders. The peer review procedures for risks contained in the Underwriter Workstation is similar to the process described above for risks within Submit.AXIS. However, due to the larger number of submissions and generally smaller net retentions of such business, we use a peer review process whereby every account is reviewed by two or more underwriters before a risk is bound and only risks that have the approval of a senior officer are bound. Depending upon the risk’s characteristics and our underwriting guidelines, the risk may also be reviewed by a senior underwriting panel.

Risk Management

We use a variety of proprietary and commercially available tools to quantify and monitor the various risks that we accept as a company. Our proprietary systems include those for modeling risks associated with property catastrophe, terrorism risks, and various casualty and specialty pricing models as well as our proprietary portfolio risk model. With respect to the catastrophe-exposures, we utilize Risklink licensed by Risk Management Solutions (“RMS”) to price and to accumulate individual risks for our commercial property and onshore energy books. This analysis is then combined with the analyses of our reinsurance segment to monitor group-wide aggregate exposures. For terrorism perils, we use the RMS Probabilistic Terrorism Model as well as a tool developed by RMS to measure accumulations around select targets on a deterministic basis. To price and accumulate our offshore energy business, a modeling tool licensed by RMS is used as a component of our analyses of this business. Due to limitations on the modeling of offshore energy exposures, significant underwriting judgment is also required.

With respect to non-catastrophe exposed business, we generally analyze specialty insurance contracts using a variety of rating models. Where applicable, our models draw upon industry information, including historical trend, loss development and settlement patterns, claim frequency, claim severity, and pricing information licensed from Insurance Services Office, Inc., AMS-Rackley, Institutional Shareholders Services, Bloomberg and other vendors.

In addition to the above technical and analytical practices, our underwriters use a variety of factors, including specific contract terms and diversification of risk by geography and type of risk, to manage our exposure to loss. Substantially all business written is subject to aggregate limits, in addition to event limits.

Ceded Reinsurance

Our Ceded Reinsurance Unit purchases treaty and facultative reinsurance to reduce our exposure to large losses or a series of large losses. All purchases are pre-approved by our Reinsurance Purchasing Group, which consists of senior management. Facultative reinsurance provides for all or a portion of the insurance provided by a single policy and each policy reinsured is individually negotiated. Treaty reinsurance provides for a specified type or category of risks. Our reinsurance agreements may be on an excess of loss or quota share basis. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. This excess point can be based on the size of an industry loss or a fixed monetary amount. These covers can be purchased on a package policy basis, which provide cover for a number of lines of business within one contract. Quota share covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss expenses from reinsurers. We remain liable to the extent that reinsurers do not meet their obligations under these agreements.

All of our reinsurance is subject to financial security requirements specified by our Reinsurance Security Committee. This committee, comprising senior management personnel, maintains a list of approved reinsurers, performs credit assessments for existing and potential counterparties, determines counterparty tolerance levels for different types of business and monitors concentrations of credit risk. It is generally the Reinsurance Security Committee’s policy to require reinsurers which do not meet counterparty security requirements pre-approved by the committee to provide collateral. For more information refer to Note 7 to our Consolidated Financial Statements presented under Item 8 of this report.

Competition

We operate in highly competitive markets. In our insurance segment, where competition is focused on price as well as availability, service and other considerations, we compete with insurers that provide property and casualty based lines of insurance such as: ACE Limited, Allianz Group, Allied World Assurance Company, Ltd., American International Group, Inc., Berkshire Hathaway, Inc., Chubb Corporation, Factory Mutual Insurance Company, Lancashire Insurance Company Ltd., Lloyd’s of London, Munich Re Group, Swiss Reinsurance Company, XL Capital Ltd. and Zurich Financial Services. We believe we achieve a competitive advantage through the strategic and operational linking of our practices, which allows us to design our insurance programs on a global basis in alignment with the global needs of many of our clients.

Reinsurance Segment

Lines of Business

The following are the lines of business in our reinsurance segment:

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

Gross premiums written in our reinsurance segment were $1,551 million in 2007, $1,539 million in 2006 and $1,519 million in 2005, which represented 43%, 43% and 45% of consolidated gross premiums written in those respective years.

Distribution and Underwriting

Our reinsurance segment operates through offices based in Bermuda, the U.S. and Europe. Our reinsurance segment provides property and casualty reinsurance to insurance companies on a worldwide basis on both a proportional and non-proportional basis. The majority of our business written is written on a non-proportional basis, whereby we typically provide an indemnification to the ceding company for a portion of losses both individually and in the aggregate, on policies in excess of a specified individual or aggregate loss deductible. For business written on a proportional or “quota share” basis, we receive an agreed percentage of the premium and are liable for the same percentage of each/all incurred loss. Reinsurance may be written on a portfolio/treaty basis or on an individual risk/facultative basis. The majority of our business is written on a treaty basis and primarily underwritten through brokers worldwide. Our management and underwriting team have longstanding relationships with key reinsurance brokers.

Gross premiums written by broker, shown individually where premiums are 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2007		2006		2005

Marsh	$550,036	36%	$548,016	36%	$566,440	37%
Aon	300,418	19%	313,766	20%	274,418	18%
Willis	190,603	12%	148,317	10%	97,268	7%
Benfield	205,780	13%	233,880	15%	186,177	12%
Other brokers	194,224	13%	242,354	16%	290,336	19%
Direct	109,815	7%	52,236	3%	104,229	7%

Total	$1,550,876	100%	$1,538,569	100%	$1,518,868	100%

Risk Management

All risks in our reinsurance segment are reviewed by a senior underwriter. If the risk meets our internal guidelines for exposure and profitability, it is referred for further analysis to one of three executive officers who coordinate our reinsurance underwriting activities in Bermuda, the U.S. and Europe. Following approval by one of these three executives, contracts presenting significant exposures or liability exposure are made available for review by at least one of the other executive officers or the Chairman of AXIS Re for final comments. In every case, the review process is completed before we commit contractually.

Additionally, for catastrophe exposures, we ensure that pricing methodology is consistent and appropriate throughout the segment through the use of proprietary rating and accumulation tools, underwriting authority limits and frequent communication. All business within our reinsurance segment is rated using consistent risk measurement standards. All offers, quotes and bound lines are circulated daily to the senior reinsurance underwriters within the segment to allow for feedback and commentary. This process ensures that the knowledge base and experience of the segment is available to all underwriters to supplement the technology that we use to price our business.

We use a variety of proprietary and commercially available tools to quantify and monitor the various risks that we accept. Our proprietary systems include those for modeling risks associated with property catastrophe, workers’ compensation, terrorism risks, and various casualty and specialty pricing models as well as our proprietary portfolio risk model. For the analysis of our catastrophe-exposed business, we use four natural catastrophe modeling tools (Risklink licensed by RMS, Classic/2 and CATRADER licensed by AIR and WORLDCAT Enterprise licensed by Eqecat). For the analysis of terrorism perils, we license the RMS Probabilistic Terrorism Model. In addition, we have developed an internal proprietary application, the “Reinsurance Work Station” (“RWS”), which allows us to track the results from each of these models for both pricing and accumulation purposes. For our underwriters focused on property reinsurance business, the system supports pricing and aggregation and interfaces with the catastrophe models used by our underwriters. From this base, we have expanded the system to address non-property business written worldwide by AXIS Re and this enhancement is currently used in our Continental European reinsurance operations. RWS will eventually serve as the sole underwriting application used by all lines of business within our Reinsurance segment. Our modeling system (including an aggregate exposure management tool) allows the underwriting team, in conjunction with the actuarial team, to analyze risk exposure on a per peril (for example, fire, flood, earthquake) and a geographic basis. If a program meets our underwriting criteria, the proposal is evaluated in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.

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

For our non-property medium and long-tail reinsurance business in the U.S., we use standard experience rating and exposure rating pricing models. The pricing parameters in these models are drawn from a number of industry sources (ISO, National Council on Compensation Insurance, Inc., Cornerstone Research, Jury Verdict Data, and the National Practitioners Data Bank) and are supplemented with information compiled from clients’ submissions. For our non-property medium and long-tail reinsurance business in Europe, we work almost exclusively with our proprietary built actuarial model based on perceived market standards in respect of experience, exposure, extrapolation and simulation techniques. To a very large extent, the pricing parameters are drawn from information compiled from clients’ submissions and supplemented with publicly accessible information, where appropriate.

In addition to the above technical and analytical practices, our underwriters use a variety of factors, including specific contract terms and diversification of risk by geography and type of risk, to manage our exposure to loss. Substantially all business written is subject to aggregate limits in addition to event limits.

Competition

In our reinsurance segment where competition tends to be focused on availability, service, financial strength and increasingly price, we compete with reinsurers that provide property and casualty based lines of reinsurance such as: ACE Limited, Arch Capital Group Ltd., Allied World Assurance Company, Ltd, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., General Re Corporation., Hannover Re Group, Harbor Point Ltd., IPCRe Limited, Lloyd’s of London, Max Re Corporation, Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., QBE Re Ltd., Renaissance Re Holdings Ltd., Signet Star Re, SCOR Group, Swiss Reinsurance Company, Transatlantic Holdings Inc. and XL Capital Ltd. We believe we achieve a competitive advantage through our technical expertise that allows us to respond quickly to customer needs and provide quality and innovative underwriting solutions. In addition, our customers highly value our exemplary service, strong capitalization and financial strength ratings.

CLAIMS MANAGEMENT

We have claims teams located in Bermuda, Europe and the United States. Our claims teams provide global coverage and claims support for the insurance and reinsurance business we write. The role of our claims units is to investigate, evaluate and pay valid claims efficiently. We have implemented claims handling guidelines and claims reporting and control procedures in all of our claims units. To ensure that claims are handled and reported in accordance with these guidelines, all claims matters are reviewed during a weekly claims meeting. The minutes from each meeting also are circulated to our underwriters, senior management and others involved in the reserving process. To maintain communication between underwriting and claims teams, claims personnel regularly report at underwriting meetings and frequently attend client meetings.

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

UNPAID LOSSES AND LOSS EXPENSES

We establish reserves for losses and loss expenses that arise from our insurance and reinsurance products. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims that have occurred at or before the balance sheet date, whether already known or not yet reported. Our loss reserves are established based upon our estimate of the total cost of claims that were reported to us but not yet paid (“case reserves”), and the anticipated cost of claims incurred but not yet reported to us (“IBNR”). For a discussion of the methods used to establish our ultimate claim liabilities refer to Item 7, Critical Accounting Estimates  –  Reserve for Losses and Loss Expenses.

The following table shows the development of our loss reserves since our inception. The table does not present accident or policy year development data. The top lines of the table shows our reserves, net of reinsurance recoverable, at the balance sheet date for each of the indicated years. The table also shows the re-estimated amount of previously recorded reserves based on experience as of the end of each succeeding year. The cumulative redundancy represents the aggregate change in the estimates over all prior years. The table also shows the cumulative net paid losses as of successive years with respect to the net reserve liability. Conditions and trends that affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may be inappropriate to anticipate future redundancies or deficiencies based on historical experience.

Analysis of Losses and Loss Expenses Development

	Year ended December 31
	2001	2002	2003	2004	2005	2006	2007
Gross reserve for losses and loss expenses	$963	$215,934	$992,846	$2,404,560	$4,743,338	$5,015,113	$5,587,311
Reinsurance recoverable	-	(1,703)	(124,899)	(596,299)	(1,518,110)	(1,359,154)	(1,356,893)

Net losses and loss expenses reserve	963	214,231	867,947	1,808,261	3,225,228	3,655,959	4,230,418
Net reserves reestimated as of:
1 Year later	$165	$158,443	$686,235	$1,425,265	$3,008,692	$3,318,982
2 Years later	165	141,290	539,110	1,147,866	2,893,865
3 Years later	165	109,711	434,221	1,048,098
4 Years later	196	97,981	386,029
5 Years later	196	96,864
6 Years later	196

Cumulative redundancy	$767	$117,367	$481,918	$760,163	$331,363	$336,977

Cumulative net paid losses
1 Year later	$15	$46,096	$113,024	$333,543	$898,562	$658,650
2 Years later	125	55,437	175,235	475,721	1,329,078
3 Years later	165	73,647	210,100	558,609
4 Years later	196	69,118	230,374
5 Years later	196	77,539
6 Years later	196

For additional information regarding losses and loss expenses, refer to Item 8, Note 6 of the Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7 of this report.

INVESTMENTS

The Finance Committee of our Board of Directors establishes our investment objectives and policies and approves guidelines for external investment managers. Our Investment Committee, comprising members of senior management, implement our investment strategy with assistance of those external managers. These guidelines specify minimum criteria on overall credit quality and liquidity characteristics of the portfolio and include limitations on the size of some holdings as well as restrictions on purchasing some types of securities.

Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high quality, diversified portfolio. Consequently, fixed income securities and cash and cash equivalents represented approximately 93% and 88% of our total investment portfolio at December 31, 2007 and 2006, respectively.

Our investment strategy for fixed income securities is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Within our fixed income portfolio, we attempt to limit our credit exposure by purchasing fixed income investments rated BBB or higher. In addition, we limit our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A- or above and 3% or less of our portfolio for securities rated between BBB and BBB+. At December 31, 2007 and 2006, we did not have an aggregate exposure to any single issuer of 10% or more of our shareholders’ equity, other than with respect to U.S. government and agency securities.

Beginning in 2004, we began to allocate funds to our other investments portfolio as part of a diversification program. These funds are invested to maximize investment returns within a defined level of risk over a longer period of time, while reducing the correlation of returns with those from U.S. high grade fixed income securities. The Finance Committee of our Board of Directors review each of these investments made to ensure they are within our approved strategic and tactical asset allocation targets. At December 31, 2007, our other investments portfolio consists primarily of collateralized loan obligations (“CLOs”), a short duration high yield fund, credit funds and hedge funds.

For additional information regarding the investment portfolio, refer to Item 8, Note 5 of the Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7 of this report.

* The credit ratings included above are those assigned by Standard & Poor’s Corporation.

TECHNOLOGY

We have developed a number of sophisticated technology platforms to support our underwriting activities worldwide. We believe our use of technology and our business model allows us to maintain a low-cost infrastructure and efficient underwriting operations. In addition, we believe our technological capabilities provide us with competitive advantages as we seek to improve our relationships with our customers, provide enhanced levels of customer service and optimize our internal decision making process.

Management’s directive to our information technology department is to implement a technology platform to support efficiency and facilitate a dynamic and opportunistic business plan. To achieve this, the department continues to expand its technology solutions through portfolio management of new software products and enhancements, acquisition of technologies complementary to our businesses, decommissioning obsolete technology, and maintaining ongoing relationships or forming partnerships with value-added tier-1 technology suppliers or other third party service providers within selected markets.

Critical in the management of the platform is the efficient receipt, processing and transmission of information from and between business partners, clients, employees and management. We have assembled an industry recognized management team of specialists in user interface design, software engineering, content and data management, quality assurance, program delivery and information risk who are responsible for maintaining and enhancing the quality, usability and accuracy of all our information and technology solutions. We occasionally use independent contractors to augment our development capacity at a lower cost. These contractors further provide technical knowledge and capability that is internally limited or required to maintain computing platforms during peak processing periods. We plan to further employ resources for maintenance, conversion and utility programming efforts to focus core resources exclusively on solutions which are of greater strategic significance.

In 2007, we continued to enhance the overall capacity, reliability and recoverability of our global network infrastructure. We continue to identify and deploy technologies that enhance our processing and underwriting capabilities and simultaneously enable us to realize additional operating efficiencies.

ADMINISTRATION

We outsource a number of functions to third parties that can provide levels of service/expertise in a more cost-efficient manner than we could internally. In certain areas this also provides us with the flexibility to adjust quickly our administrative infrastructure and costs in response to changing market conditions. Functions that we outsource or partially outsource include, but are not limited to, the following:

•	bulk contract processing and administration;

•	information technology;

•	actuarial (reserving) services;

•	internal audit and Sarbanes-Oxley section 404 management testing;

•	investment accounting services; and

•	claims processing.

REGULATION

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.

Bermuda

As a holding company, AXIS Capital is not subject to Bermuda insurance regulations. However, the Insurance Act 1978 of Bermuda and related regulations, as amended, regulate the insurance business of our operating subsidiary in Bermuda, AXIS Specialty Bermuda, and provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority, or BMA, under the Insurance Act. Insurance as well as reinsurance is regulated under the Insurance Act.

The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the Annual Statutory Financial Return with the BMA.

We also must comply with provisions of the Bermuda Companies Act 1981, as amended, regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

United States

U.S. Insurance Holding Company Regulation of AXIS Capital’s Insurance Subsidiaries

As members of an insurance holding company system, each of AXIS Capital’s U.S. insurer subsidiaries are subject to the insurance holding company system laws and regulations of the states in which they do business. These laws generally require each of the U.S. subsidiaries to register with its respective domestic state insurance department and to furnish financial and other information which may materially affect the operations, management or financial condition within the holding company system. All transactions within a holding company system must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its holding company system, and certain transactions may not be consummated without the department’s prior approval.

State Insurance Regulation

Our U.S. subsidiaries also are subject to regulation and supervision by their respective states of domicile and by other jurisdictions in which they do business. The regulations generally are derived from statutes that delegate regulatory and supervisory powers to an insurance official. The regulatory framework varies from state to state, but generally relates to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital standards, material transactions between an insurer and its affiliates, the licensing of insurers, agents and brokers, restrictions on insurance policy terminations, the nature of and limitations on the amount of certain investments, limitations on the net amount of insurance of a single risk compared to the insurer’s surplus, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the financial condition and market conduct of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses, expenses and other obligations.

Our U.S. insurance and reinsurance subsidiaries are required to file detailed quarterly statutory financial statements with state insurance regulators in each of the states in which they conduct business. In addition, the U.S. insurance subsidiaries’ operations and accounts are subject to financial condition and market conduct examination at regular intervals by state regulators.

Regulators and rating agencies use statutory surplus as a measure to assess our U.S. subsidiaries’ ability to support business operations and pay dividends. Our U.S. subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid from earned surplus without prior approval from regulatory authorities. These restrictions differ by state, but generally are based on calculations using statutory surplus, statutory net income and investment income. In addition, many state regulators use the National Association of Insurance Commissioners promulgated risk-based capital requirements as a means of identifying insurance companies which may be undercapitalized.

Although the insurance industry generally is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. In November 2002, the Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA, amended and restated in 2005, established a temporary federal program that requires U.S. and other insurers writing specified commercial property and casualty insurance policies in the U.S. to make available in some policies coverage for losses resulting from terrorists’ acts committed by foreign persons or interests in the U.S. or with respect to specified U.S. air carriers, vessels or missions abroad. In December 2007, the Terrorism Risk Insurance Revision and Extension Act of 2007 was enacted, which extended the material provisions of TRIA for an additional seven years and extended to domestic acts of terrorism.

Operations of AXIS Specialty Bermuda, AXIS Re Ltd., AXIS Re Europe, AXIS Specialty Europe and AXIS Specialty London

The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by insurers and reinsurers that are not admitted to do business within such jurisdictions, or conducting business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in 42 states in the United States and is in the process of applying for authorization to write surplus lines business in other states. AXIS Specialty Bermuda and AXIS Re Ltd. (including its branch AXIS Re Europe) are not licensed or eligible to write business in the United States. AXIS Specialty Bermuda, AXIS Re Ltd. and AXIS Re Europe do not maintain offices, solicit, advertise, underwrite, settle claims or conduct any insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the U.S governing “credit for reinsurance” that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. Neither AXIS Specialty Bermuda nor AXIS Re Ltd. are licensed, accredited or approved in any state in the U.S. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

Ireland

AXIS Specialty Europe

AXIS Specialty Europe is a non-life insurance company incorporated under the laws of Ireland and is authorized and regulated by the Irish Financial Regulator (“IFR”) pursuant to the Irish Insurance Acts 1909 to 2000, regulations relating to insurance business and the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004. AXIS Specialty Europe is authorized to conduct business in 14 non-life insurance classes of business.

Ireland is a member of the European Economic Area, or EEA, which comprises each of the countries of the European Union, or EU, and some additional countries. Ireland has adopted the EU’s Third Non-Life Insurance Directive into Irish law. This directive introduced a single system for the authorization and financial supervision of non-life insurance companies by their home member state. Under this system, AXIS Specialty Europe (including its UK branch) is permitted to carry on insurance business in any other EEA member state by way of freedom to provide services, on the basis that it has notified the IFR of its intention to do so and subject to complying with such conditions as may be established by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the “general good”. AXIS Specialty Europe has permission from the IFR to provide insurance services on a freedom of services basis in all EEA countries.

The Third Non-Life Directive also permits AXIS Specialty Europe to carry on insurance business in any other EEA member state under the principal of “freedom of establishment.” In May 2003, AXIS Specialty Europe established a UK branch, AXIS Specialty London. IFR remains responsible for the prudential supervision of the UK branch. In addition, AXIS Specialty London must comply with the “general good” requirements of the Financial Services Authority of the United Kingdom.

AXIS Re Ltd.

AXIS Re Ltd. is a reinsurance company incorporated under the laws of Ireland. On December 10, 2007, IFR authorized AXIS Re Ltd to conduct non-life and life reinsurance as and from July 15, 2006 in accordance with the implementation into Irish law of the European Communities (Reinsurance) Regulations 2006, or Regulations. The Regulations introduce a comprehensive framework for the authorization and supervision of reinsurers in Ireland for the first time.

The European Reinsurance Directive provides for a single passport system within Europe for reinsurers similar to that which currently applies to direct insurers. The Reinsurance Directive provides that the authorization and supervision of European reinsurers is the responsibility of the EU member where the head office of the relevant reinsurer is located (known as the “home state”). Once authorized in its home state, a reinsurer is automatically entitled to conduct reinsurance business in all EU member states under the principles of freedom of establishment and freedom to provide services. The Directive provides that the financial supervision of a reinsurer, including that of the business it carries on in other member states, either through branches or under the freedom to provide services, is the sole responsibility of the home state.

Significant reinsurance regulation includes the requirements set forth in the Irish Financial Regulator’s Corporate Governance for Reinsurance Undertakings and Fit and Proper guidance. In addition, the regulatory guidance applicable to insurance companies will apply.

United Kingdom

Under the law of England and Wales, a company may only transact insurance and/or reinsurance business in the United Kingdom upon authorization. AXIS Specialty Bermuda is not authorized to transact insurance and/or reinsurance business in the United Kingdom. AXIS Re Ltd. is authorized to conduct business in the United Kingdom pursuant to the reinsurance directive, and AXIS Specialty Europe is authorized to conduct business through its London branch, AXIS Specialty London.

Switzerland

In September 2003, AXIS Re Ltd. established a branch in Zurich, Switzerland named AXIS Re Europe. The Swiss Financial Regulator does not impose additional regulation upon a branch of an authorized reinsurer.

Singapore

In October 2004, AXIS Specialty Bermuda established a representative office in Singapore. The activities of this office are limited to referring business to AXIS Specialty Bermuda, so it is not required to be licensed by the Singapore insurance regulatory authorities.

EMPLOYEES

As of February 20, 2008 we had 730 employees. We believe that our employee relations are excellent. None of our employees are subject to a collective bargaining agreement.

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

We make available free of charge, including through our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Current copies of the charter for each of our Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee, Finance Committee, Executive Committee and Risk Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct, are available on our internet website and are available, without charge, in print to any shareholder who requests it by contacting the Company’s Secretary at 92 Pitts Bay Road, Pembroke, Bermuda, HM 08.

ITEM 1A: RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto:

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural and man-made disasters.

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

The occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition and our ability to write new business. For example, in 2005, we incurred estimated net losses and loss expenses of $1,019 million from Hurricanes Katrina, Rita and Wilma, which materially reduced our net income in that year.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

We have substantial exposure to unexpected losses resulting from war, acts of terrorism and political instability. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverage’s written by us, there can be no assurance that a court or arbitration panel will interpret policy language or otherwise issue a ruling favorable to us. Accordingly, we can offer no assurance that our reserves will be adequate to cover losses when they materialize.

We have limited terrorism coverage in our reinsurance program for our exposure to catastrophe losses related to acts of terrorism. Furthermore, although the Terrorism Risk Insurance Extension Act (“TRIEA”) provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and to other limitations. Under TRIEA, once our losses attributable to certain acts of terrorism exceed 20% of our direct commercial property and casualty insurance premiums for the preceding calendar year, the federal government will reimburse us for 85% of such losses in excess of this deductible. Notably, TRIEA does not provide coverage for reinsurance losses or for losses involving nuclear, biological, chemical or radiological events. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism, particularly those in our reinsurance segment or those involving nuclear, biological, chemical or radiological events, could materially and adversely affect our results of operations, financial condition and/or liquidity in future periods. TRIEA may not be extended beyond 2014.

Our political risk insurance book protects insureds with interests in foreign jurisdictions in the event governmental action prevents them from exercising their contractual rights and may also protect their assets against physical damage perils. This may include risks arising from expropriation, forced abandonment, license cancellation, trade embargo, contract frustration, non-payment, war on land or political violence (including terrorism, revolution, insurrection and civil unrest). Political risk insurance is typically provided to financial institutions, equity investors, exporters, importers, export credit agencies and multilateral agencies in an array of industries, in connection with investments and contracts in both emerging markets and developed countries.

Our political risk line also protects insureds in foreign jurisdictions against non-payment coverage on specific loan obligations as a result of commercial as well as political risk events. The majority of our exposures are on loan obligations which are heavily collateralized. This product is typically purchased by banks involved in trade finance, acquisition finance, working capital finance, bridge finance, reserve base lending or future flow transactions.

The occurrence of loss triggering events in our terrorism or political risk books could have a material adverse effect on our results of operations or financial condition and our ability to write new business.

If actual claims exceed our loss reserves, our financial results could be adversely affected.

While we believe that our loss reserves at December 31, 2007 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses significantly greater or less than the reserves currently provided. The actual final cost of settling both claims outstanding at December 31, 2007 and claims expected to arise from unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the regulatory, social and economic environment and unexpected changes in loss inflation.

The uncertainty in our reserve estimate is particularly pronounced for a company like ours that has a limited operating history and therefore relies more upon industry benchmarks. To reduce some of the uncertainty, management performs an analysis of additional factors to be considered when establishing our IBNR, intended to enhance our best estimate beyond quantitative techniques. At December 31, 2007, we recorded additional IBNR for uncertainties relating to the timing of the emergence of claims. Although time lags are incorporated within the actuarial methods discussed above, these rely on industry experience which may not be indicative of our business. For example, the low frequency, high severity nature of much of our business, together with the vast and diverse expanse of our worldwide exposures, may limit the usefulness of claims experience of other insurers and reinsurers for similar types of business.

Changes to our previous estimate of prior year loss reserves can impact the reported calendar year underwriting results by worsening our reported results if reserves prove to be deficient or improving our reported results if reserves prove to be redundant. If our net income is insufficient to absorb a required increase in our loss reserves, we would incur an operating loss and could incur a reduction of our capital. For further discussion refer to our “Critical Accounting Estimate - Reserve for Losses and Loss Expenses” in Item 7 of this report.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. One example of an emerging coverage and claims issue is larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance. Another recent example of an emerging coverage and claims issue is whether the substantial losses from the 2005 hurricanes were the result of storm surge, which is sometimes covered by insurance, or flood, which generally is not covered.

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

We could be materially adversely affected to the extent that managing general agents, general agents and other producers in our program business exceed their underwriting authorities or otherwise breach obligations owed to us.

In program business conducted by our insurance segment, following our underwriting, financial, claims and information technology due diligence reviews, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. Once a program incepts, we must rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we monitor our programs on an ongoing basis, our monitoring efforts may not be adequate or our agents may exceed their underwriting authorities or otherwise breach obligations owed to us. To the extent that our agents exceed their authorities or otherwise breach obligations owed to us in the future, our results of operations and financial condition could be materially adversely affected.

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

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. For example, following the occurrence of hurricanes, in 2004 and 2005, terms and conditions in the reinsurance markets generally became less attractive to purchasers of reinsurance. Accordingly, we may not be able to obtain our desired amounts of reinsurance. In addition, even if we are able to obtain such reinsurance, we may not be able to negotiate terms that we deem appropriate or acceptable or obtain such reinsurance from entities with satisfactory creditworthiness.

If we experience difficulties with technology and/or data security our ability to conduct our business might be negatively impacted.

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is highly dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as processing policies and paying claims. A shutdown of, or inability to, access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These risks could expose us to data loss and damages. As a result, our ability to conduct our business might be adversely affected.

A decline in our investment performance could reduce our profitability.

We derive a significant portion of our income from our cash and investments, in amounts which have increased in recent years driven by factors including the increased size of our invested assets. As a result, our financial results depend in increasing part on the performance of our investment portfolio, which primarily contains fixed maturity securities, such as bonds and mortgage-backed securities. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, foreign currency risk, liquidity risk and credit and default risk. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

As our invested assets have grown substantially in recent years and have come to effect a comparably greater contribution to our financial results, a failure to successfully execute our investment strategy could have a significant adverse effect on our overall results. The market value of our fixed maturity investments is subject to fluctuation depending on changes in various factors, including prevailing interest rates. As a result of large reinsurance or insurance losses, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on the performance of our investment portfolio.

Increases in interest rates could cause the market value of our investment portfolio to decrease, perhaps substantially. Conversely, a decline in interest rates could reduce our investment yield, which would reduce our overall profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity.

In addition, our fixed maturity portfolio includes mortgage-backed securities. As of December 31, 2007, mortgage-backed securities constituted approximately 33% of our total cash and investments. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of increasing interest rates, these investments are exposed to extension risk, which occurs when the holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

In recent years we have allocated a portion of our portfolio to other investments which have different risk characteristics than our traditional fixed maturity securities and short term investment portfolios. These other investments primarily consist of CLO’s, credit funds, hedge funds and a short duration high yield fund. At December 31, 2007, other investments constituted 6% of our total cash and investments. These other investments are recorded on our consolidated balance sheet at fair value. The fair value of certain of these investments is generally established on the basis of the net valuation criteria established by the managers of such investments. These net valuations are determined based upon the valuation criteria established by the governing documents of the investments. Due to a lag in the valuations reported by the fund managers, the majority of our credit funds are reported on a one month lag. Such valuations may differ significantly from the values that would have been used had ready markets existed for these investments. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. These investments expose us to market risks including interest rate risk, foreign currency risk and credit risk. Because we are unable to precisely quantify these risks as we do not have timely access to the securities underlying each investment, these risks could result in a material adverse change to our investment performance.

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. However, a portion of our gross premiums are written in currencies other than the U.S. dollar. A portion of our loss reserves and investments are also in non-U.S. currencies. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results. Although from time to time, we may purchase instruments to hedge our currency exposures, there is no guarantee that we will successfully structure those hedges so as to effectively manage our exposure to foreign exchange losses. Refer to “Quantitative and Qualitative Disclosure about Market Risk” under Item 7A for further information.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully, the frequency and severity of catastrophic events and our ability to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings. If we are unable to do so, it may curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Our inability to obtain the necessary credit could affect our ability to offer reinsurance in certain markets.

Neither AXIS Specialty Bermuda nor AXIS Re Ltd. is licensed or admitted as an insurer or reinsurer in any jurisdiction other than Bermuda and Ireland, respectively. Because the U.S. and some other jurisdictions do not permit insurance companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security mechanisms are in place, our reinsurance clients in these jurisdictions typically require AXIS Specialty Bermuda and AXIS Re Ltd. to provide letters of credit or other collateral. Our credit facility is used to post letters of credit. However, if our credit facility is not sufficient or if we are unable to renew the credit facility or are unable to arrange for other types of security on commercially reasonable terms, AXIS Specialty Bermuda and AXIS Re Ltd. could be limited in their ability to write business for some of our clients.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh & McLennan Companies, Inc, including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation and Willis Group Holdings Ltd., provided a total of 50% of our gross premiums written during 2007. These brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business. For further information on the concentration of our brokers refer to Item 8, Note 10 (b) of the Consolidated Financial Statements.

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

Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. We do not maintain key man life insurance policies with respect to our employees, except for our Chief Executive Officer and President, John R. Charman. There can be no assurance that we will be successful in identifying, hiring or retaining successors on terms acceptable to us or on any terms.

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

Competition in the insurance industry could reduce our risk margins

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

Our insurance and reinsurance subsidiaries conduct business globally including in 50 states of the U.S. and the District of Columbia. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition. These laws and regulations also sometimes restrict payments of dividends and reductions of capital. These statutes, regulations and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from these statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have an adverse effect on our business.

Potential government intervention in our industry as a result of recent events and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.

Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. An example of such intervention was the expansion of the Florida Hurricane Catastrophe Fund in 2007, which increased the capacity of the Fund to compete against commercial providers of catastrophe reinsurance. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:

•	Providing reinsurance capacity in markets and to consumers that we target;

•	Requiring our further participation in industry pools and guaranty associations;

•	Expanding the scope of coverage under existing policies; e.g., following large disasters;

•	Further regulating the terms of insurance and reinsurance policies; or

•	Disproportionately benefiting the companies of one country over those of another.

Our ability to pay dividends and to make payments on indebtedness may be constrained by our holding company structure.

AXIS Capital is a holding company and has no direct operations of its own. AXIS Capital has no significant operations or assets other than its ownership of the shares of its operating insurance and reinsurance subsidiaries, AXIS Specialty Bermuda, AXIS Re Ltd., AXIS Specialty Europe, AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus and AXIS Insurance Co. (collectively, our “Insurance Subsidiaries”). Dividends and other permitted distributions from our Insurance Subsidiaries are our primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and make distributions. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business and our ability to pay dividends and make payments on our indebtedness.

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

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the acquiror, the integrity and management of the acquiror’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of the AXIS U.S. Subsidiaries, the insurance change of control laws of Connecticut, Illinois and New York would likely apply to such a transaction.

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

AXIS Capital and AXIS Specialty Bermuda are Bermuda companies, AXIS Specialty Holdings Ireland Limited (“AXIS Ireland Holdings”), AXIS Re Ltd., AXIS Specialty Europe, and AXIS Specialty Global Holdings Limited are Irish companies and AXIS Specialty U.K. Holdings Limited (“AXIS U.K. Holdings”) is a U.K. company. We intend to manage our business so that each of these companies will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that any of AXIS Capital or its non-U.S. subsidiaries is/are engaged in a trade or business in the United States. If AXIS Capital or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business. If this were to be the case, our results of operations could be materially adversely affected.

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

We intend to operate in such a manner so that none of our companies, other than AXIS Ireland Holdings, AXIS Re Ltd., AXIS Specialty Europe, and AXIS Specialty Global Holdings Limited should be resident in Ireland for tax purposes and that none of our companies, other than AXIS Ireland Holdings, AXIS Re Ltd., AXIS Specialty Europe, and AXIS Specialty Global Holdings Limited should be treated as carrying on a trade through a branch or agency in Ireland.

Accordingly, we expect that none of our companies other than AXIS Ireland Holdings, AXIS Re Ltd, AXIS Specialty Europe and AXIS Specialty Global Holdings Limited should be subject to Irish corporation tax. Nevertheless, since the determination as to whether a company is resident in Ireland is a question of fact to be determined based on a number of different factors and since neither case law nor Irish legislation conclusively defines the activities that constitute trading in Ireland through a branch or agency, the Irish Revenue Commissioners might contend successfully that any of our companies, in addition to AXIS Ireland Holdings, AXIS Re Ltd., AXIS Specialty Europe and AXIS Specialty Global Holdings Limited, is resident in or otherwise trading through a branch or agency in Ireland and therefore subject to Irish corporation tax. If this were the case, our results of operations could be materially adversely affected.

If corporate tax rates in Ireland increase, our results of operations could be materially adversely affected.

Trading income derived from the insurance and reinsurance businesses carried on in Ireland by AXIS Specialty Europe and AXIS Re Ltd. is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various EU member states have, from time to time, called for harmonization of corporate tax rates within the EU. Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates in the EU. The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax until at least the year 2025. If, however, tax laws in Ireland change so as to increase the general corporation tax rate in Ireland, our results of operations could be materially adversely affected.

If investments held by AXIS Specialty Europe or AXIS Re Ltd. are determined not to be integral to the insurance and reinsurance businesses carried on by those companies, additional Irish tax could be imposed and our business and financial results could be materially adversely affected.

Based on administrative practice, taxable income derived from investments made by AXIS Specialty Europe and AXIS Re Ltd. is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the insurance and reinsurance businesses carried on by those companies. AXIS Specialty Europe and AXIS Re Ltd. intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the insurance and reinsurance businesses carried on by AXIS Specialty Europe and AXIS Re Ltd. If, however, investment income earned by AXIS Specialty Europe or AXIS Re Ltd. exceeds these thresholds, or if the administrative practice of the Irish Revenue Commissioners changes, Irish corporation tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004, September 2006, and October 2007, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Changes in U.S. federal income tax law could materially adversely affect us.

Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. It is possible that similar legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no outstanding, unresolved comments from the SEC staff at December 31, 2007.

ITEM 2. PROPERTIES

We operate in the United States, Bermuda, Europe and Singapore. We own the property in which our offices are located in Dublin, Ireland, and we lease office space in the other countries. We renew and enter into new leases in the ordinary course of business as required. Our worldwide headquarters office is located at 92 Pitts Bay Road, Pembroke, Bermuda. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Except as set forth below, we are not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of our insurance or reinsurance operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares, $0.0125 par value, are listed on the New York Stock Exchange under the symbol “AXS”. The following table sets forth the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2007			2006
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$35.25	$31.86	$0.165	$32.21	$28.95	$0.15
2nd Quarter	$41.17	$33.28	$0.165	$30.92	$25.82	$0.15
3rd Quarter	$41.44	$34.18	$0.165	$35.21	$27.73	$0.15
4th Quarter	$43.35	$36.10	$0.185	$35.88	$32.20	$0.165

On February 20, 2008, the number of holders of record of our common shares was 60. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions, including those set forth in our credit facility.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 8, Note 17 to the Consolidated Financial Statements included in this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the number of shares we repurchased in the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (a)
October	-	-	-	$219.9 million
November	3,239,545 (b)	$38.58	3,239,545	$ 94.9 million
December	854 (c)	$38.77	-	$494.9 million
Total	3,240,399	$38.58	3,239,545	$494.9 million

(a)	On December 7, 2006, our Board of Directors authorized a renewal of our share repurchase plan with the authorization to repurchase up to $400 million of our common shares to be effected from time to time in open market or privately negotiated transactions. This repurchase plan will expire on December 31, 2008. On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares. This repurchase plan is authorized to continue until December 31, 2009.

(b)	On November 7, 2007, we repurchased from Trident II, L.P and affiliated entities, an aggregate of 2,563,445 shares of our common stock at $39.01 per share, for a total purchase price of $100 million. We also repurchased, from the open market, a further 676,100 shares at an average price of $36.95 per share, for a total cost of $25 million.

(c)	During December 2007, we repurchased 854 common shares from our employees to satisfy withholding tax liabilities upon the vesting of restricted stock awards. These shares are not included in our repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial information for the last five years. Refer to Item 1, “Our Business Strategy” for a discussion of our business expansion over this period. This data should also be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented under Item 8 and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7.

	As of and for Year ended December 31
(in thousands, except per share amounts)	2007	2006	2005	2004	2003

Selected Statement of Operations Data:
Gross premiums written	$3,590,090	$3,609,036	$3,393,885	$3,012,311	$2,273,645
Net premiums earned	2,734,410	2,694,270	2,553,683	2,028,397	1,436,230
Net investment income	482,873	407,100	256,712	152,072	73,961
Net realized investment gains (losses)	5,230	(25,702)	(16,912)	13,634	22,567
Net losses and loss expenses	1,370,260	1,425,855	2,051,129	1,246,244	734,019
Acquisition costs	384,497	386,959	337,383	280,568	186,297
General and administrative expenses	303,831	268,396	212,842	187,305	136,526
Interest expense and financing costs	51,153	32,954	32,447	5,285	1,478
Preferred share dividends	36,775	37,295	4,379	-	-
Net income available to common shareholders	$1,055,243	$925,765	$90,061	$494,998	$532,350

Per Common Share Data:
Basic earnings per common share	$7.15	$6.18	$0.63	$3.24	$3.69
Diluted earnings per common share	6.41	5.63	0.57	2.98	3.42
Cash dividends per common share	0.68	0.615	0.60	0.50	0.14
Basic weighted average common shares outstanding	147,524	149,745	143,226	152,554	144,263
Diluted weighted average common shares outstanding	164,515	164,394	157,524	165,876	155,691

Operating Ratios: (1)
Net loss and loss expense ratio	50.1%	52.9%	80.3%	61.4%	51.1%
Acquisition cost ratio	14.1%	14.4%	13.2%	13.8%	13.0%
General and administrative expense ratio	11.1%	10.0%	8.3%	9.2%	9.5%

Combined ratio	75.3%	77.3%	101.8%	84.4%	73.6%

Selected Balance Sheet Data:
Investments	$8,977,653	$7,663,387	$6,421,929	$5,399,689	$3,385,576
Cash and cash equivalents	1,332,921	1,989,287	1,280,990	632,329	605,175
Reinsurance recoverable balances	1,356,893	1,359,154	1,518,110	596,299	124,899
Total assets	14,675,309	13,665,287	11,925,976	9,038,285	5,172,273
Reserve for losses and loss expenses	5,587,311	5,015,113	4,743,338	2,404,560	992,846
Unearned premium	2,146,087	2,015,556	1,760,467	1,644,771	1,143,447
Senior Notes	499,261	499,144	499,046	498,938	-
Total shareholders’ equity	5,158,622	4,412,647	3,512,351	3,238,064	2,817,148
Common shares outstanding	142,520	149,982	148,831	152,737	152,474
Book value per common share (2)	$32.69	$26.09	$20.23	$21.20	$18.48

(1)	Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.
(2)	Book value per common share is based on total common shareholders’ equity divided by common shares outstanding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2007, 2006 and 2005 and our financial condition at December 31, 2007 and 2006. This should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Return on average common equity (“ROACE”): ROACE represents the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period. Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. ROACE was 24.6% for 2007 compared to 26.7% and 2.9% for 2006 and 2005, respectively.

Diluted book value per common share: Diluted book value per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, using the treasury stock method. We consider diluted book value per common share an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per share was $28.79, $23.45 and $18.34 at December 31, 2007, 2006 and 2005, respectively. The increase in each of the last two years reflects the generation of earnings from operations, which substantially increased our common shareholders’ equity base.

Cash dividends per common share: Our dividend policy is an integral part of the value we create for our shareholders. Our cash dividends declared in 2007 were $0.68 per common share compared to $0.615 and $0.60 per common share in 2006 and 2005, respectively. Our Board of Directors reviews our dividend policy on a regular basis and in December 2007, they authorized a 12% increase in the quarterly dividend.

CONSOLIDATED RESULTS OF OPERATIONS

OVERVIEW

The following table breaks out net income into three components; underwriting income, investment income and net realized gains/losses, and other revenues and expenses. Underwriting income on a segment basis is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative costs as expenses. Underwriting income is the difference between these revenue and expense items. Because our investment portfolio is managed on a total return basis, we have reviewed investment income and net realized gains/losses together. Other revenues and expenses represent corporate expenses, foreign exchange gains/losses, interest expense and income tax expense.

Year ended December 31,	2007	Percentage Change	2006	Percentage Change	2005

Underwriting income:
Insurance	$373,803	3%	$362,916	372%	$76,954
Reinsurance	364,230	17%	311,859	476%	(82,981)
Investment income and net realized gains/losses	488,103	28%	381,398	59%	239,800
Other revenues and expenses	(134,118)	44%	(93,113)	(33%)	(139,333)

Net income	1,092,018	13%	963,060	920%	94,440
Preferred share dividends	(36,775)	(1%)	(37,295)	752%	(4,379)

Net income available to common shareholders	$1,055,243	14%	$925,765	928%	$90,061

2007 versus 2006: Net income available to common shareholders for 2007 increased 14% over 2006, reflecting higher investment income and additional underwriting income from our insurance and reinsurance segments. The increase in investment income was primarily driven by a 21% increase in our average cash and investment balances together with an increase in our effective yield. Our insurance and reinsurance segments both benefited from additional prior period reserve development in 2007 compared with 2006, in what were years of limited major loss activity.

2006 versus 2005: Net income available to common shareholders for 2006 increased 928% from 2005, primarily reflecting additional underwriting income from our segments, higher investment income and positive changes in foreign exchanges gains/losses. The increase in segmental underwriting income was attributable to an absence of major loss activity in 2006 compared to 2005 when we incurred significant losses from Hurricanes Katrina, Rita and Wilma (“KRW”). The increase in investment income was driven by a 28% increase in our average cash and investment balances, an increase in our effective yield and increased income from other investments.

UNDERWRITING REVENUES

Gross Premiums Written: Gross premiums written by segment were as follows:

Year ended December 31,	2007	Percentage Change	2006	Percentage Change	2005

Insurance	$2,039,214	(2%)	2,070,467	10%	$1,875,017
Reinsurance	1,550,876	1%	1,538,569	1%	1,518,868

Total	$3,590,090	(1%)	$3,609,036	6%	$3,393,885

2007 versus 2006: Gross premiums written in 2007 were largely flat relative to 2006. In our insurance segment, increases in political risk, professional lines and U.S. exposed catastrophe property premium were offset by the impact of competitive market conditions and rate pressures in our other lines. In our reinsurance segment, favorable foreign exchange rates in 2007 relative to 2006 offset an otherwise slight reduction in gross premiums written this year. This reduction was primarily due to a large 16-month property proportional treaty written in the fourth quarter of 2006 which did not come up for renewal in 2007 and also the impact of increased client retentions in our professional lines book. These reductions were mostly offset by our increased participation in business in the U.S. and European reinsurance markets this year.

2006 versus 2005: Gross premiums written in 2006 increased 6% over 2005, primarily reflecting growth in our insurance segment. This was largely generated by additional underwriting resource and the targeting of new opportunities in our political risk book as well as significant rate increases within parts of our property book. In our reinsurance segment, growth in our liability and professional lines business was offset by lower reinstatement premiums on our catastrophe line. In 2005, we recorded significant reinstatement premiums following KRW. Excluding these reinstatement premiums, gross premiums written in our reinsurance segment increased 8% in 2006.

Net Premiums Written: Net premiums written by segment were as follows:

Year ended December 31,	2007	Percentage Change	2006	Percentage Change	2005

Insurance	$1,326,647	(9%)	$1,460,399	25%	$1,167,767
Reinsurance	1,537,110	1%	1,528,780	3%	1,491,222

Total	$2,863,757	(4%)	$2,989,179	12%	$2,658,989

Ceded premium %		Point Change		Point Change
Insurance	35%	6%	29%	(9%)	38%
Reinsurance	1%	-	1%	(1%)	2%

Total	20%	3%	17%	(5%)	22%

2007 versus 2006: The 4% reduction in net premiums written in 2007 was primarily due to an increase in premiums ceded in our insurance segment. This increase was partially due to a change in business mix towards lines with higher levels of ceded premium. We also purchased additional quota share reinsurance on our professional lines business and expanded our worldwide property program during the year.

2006 versus 2005: The growth in net premiums written in 2006 was impacted by significant inward and outward reinstatement premiums in 2005, associated with KRW. Excluding these amounts, net premiums written in our insurance and reinsurance segments increased by 15% and 8%, respectively, primarily reflecting growth in gross premiums written.

Net Premium Earned: Net premiums earned by segment were as follows:

							Percentage Change
Year ended December 31,	2007		2006		2005		06 to 07	05 to 06

Insurance	$1,208,440	44%	$1,305,760	48%	$1,201,549	47%	(7%)	9%
Reinsurance	1,525,970	56%	1,388,510	52%	1,352,134	53%	10%	3%

Total	$2,734,410	100%	$2,694,270	100%	$2,553,683	100%	1%	6%

2007 versus 2006: Although net premiums earned in 2007 were largely flat with 2006, we experienced a shift in mix from insurance to reinsurance business. Our reinsurance segment benefited from growth of its underwriting operations in recent years, while changes in business mix and an expansion of our reinsurance coverage had the effect of reducing net premiums earned in our insurance segment.

2006 versus 2005: The growth in net premiums earned in 2006 was impacted by significant reinstatement premiums earned and amortized in 2005, following KRW. Excluding these amounts, net premiums earned in our insurance and reinsurance segments increased by 1% and 9%, respectively, primarily reflecting growth in net premiums written in the year. The rate of growth in our insurance segment was reduced by changes in business mix.

UNDERWRITING EXPENSES

The following table provides a break down of our combined ratio:

Year ended December 31,	2007	Point Change	2006	Point Change	2005

Loss ratio	50.1%	(2.8%)	52.9%	(27.4%)	80.3%
Acquisition cost ratio	14.1%	(0.3%)	14.4%	1.2%	13.2%
General and administrative expense ratio (1)	11.1%	1.1%	10.0%	1.7%	8.3%

Combined ratio	75.3%	(2.0%)	77.3%	(24.5%)	101.8%

(1) Our general and administration expense ratio includes corporate expenses not allocated to our underwriting segments of 2.1%, 2.2% and 1.8%, for 2007, 2006 and 2005, respectively. These costs are discussed further in “Other Revenue and Expenses” below.

Loss ratio: The table below shows the components of our net loss and loss expense ratio (“loss ratio”):

Year ended December 31,	2007	Point Change	2006	Point Change	2005

Current year	62.4%	1.5%	60.9%	(34.4%)	95.3%
Prior period development	(12.3%)	(4.3%)	(8.0%)	7.0%	(15.0%)

Loss ratio	50.1%	(2.8%)	52.9%	(27.4%)	80.3%

Current Year Loss Ratios:

The movements in our current year loss ratios primarily reflect changes in business mix and the level of loss activity each year, rather than from any significant changes in our underlying actuarial assumptions. We experienced below average catastrophe and attritional loss activity during 2007 and 2006, compared to 2005 when we incurred significant losses on KRW.

Our insurance and reinsurance segments have both experienced a shift in business mix towards longer tail lines in recent years. Because our long tail lines typically have a higher initial expected loss ratio relative to our short tail lines, this resulted in a slight increase in our current year loss ratios in the last two years, when isolated from all other variables.

During 2007, a number of large financial institutions incurred significant financial losses relating to delinquencies in the U.S. sub-prime residential mortgage market. Many other companies were also negatively impacted by the write down of investments exposed to the credit market deterioration. These events triggered claims against directors and officers of these institutions as well as providers of professional services. We have reviewed our portfolio for any potential losses relating to these events, including a contract by contract analysis of our exposure to all known suits filed. As a result, we identified potential exposure on some directors and officers and errors and omissions contracts within our insurance segment. While this resulted in a slight increase to the initial expected loss ratios on these related line classes, overall, the current accident year loss ratio on our professional lines book was consistent with 2006 due to the offsetting impact of business mix changes within this book. With regard to the professional lines within our reinsurance business, given the emergence of bankruptcies and other business failures, and the uncertainty in this area, we increased our initial expected loss ratio on those potentially impacted classes. However, this did not have a significant impact on our overall reinsurance current year loss ratio in 2007 as compared with 2006.

Prior period reserve development:

Prior period development was the net favorable result of several underlying reserve developments on prior accident years, identified during our quarterly reserving process. The following table provides a break down of prior period development by segment:

Year ended December 31,	2007	2006	2005

Insurance	$214,018	$167,533	$268,743
Reinsurance	122,959	49,003	114,253

Total	$336,977	$216,536	$382,996

The amounts above were almost entirely generated from our short-tail lines of business. For our long tail lines, our loss experience from older accident years is generally considered insufficiently developed as yet to recognize deviations from our initial expectations. We have also experienced some adverse reserve development in the last three years, most notably in 2006, when we strengthened our KRW reserves by $105 million, or 3.9 ratio points. The size and complexity of KRW resulted in some claims that increased over previously reported damage estimates.

Favorable development on our short tail lines has primarily been due to there being significantly fewer late reported claims than we anticipated in our reserving process. The deviation between expected and actual claims experience is often greater for a company like ours that has a limited operating history and therefore relies more heavily upon industry based loss development profiles. Given the inherent limitations of this, our estimate of ultimate losses in prior years have included a provision for reporting delays and other uncertainties specific to our business. These include the inherent delays we expect to arise from obtaining loss information on excess layers of business across our diverse worldwide exposures. As it has transpired, our actual claims experience in the last three years has been better than we projected, with late reporting being less prevalent than we anticipated.

In addition to this broader claims experience, favorable reserve development has also occurred as a result of us being able to take down provisions for specific catastrophe events. On contracts that respond to highly visible, major events, we establish IBNR where potential exposure has been identified. However, in a number of instances, mainly within our excess of loss catastrophe reinsurance business, it transpired that claims did not develop to a sufficient level to reach our attachment points.

For further detail on the prior period development refer to the segment discussions below. Conditions and trends that affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to anticipate future redundancies or deficiencies based on historical experience.

Acquisition Cost ratio:

Acquisition costs relate to the commissions, taxes and other fees paid to obtain business offset by commissions received on ceded premiums. Typically, our acquisition costs are based on a percentage of the premium written and vary by each line of business that we underwrite.

2007 versus 2006: Our acquisition cost ratio in 2007 of 14.1% was comparable with 2006. While we experienced a shift in business mix towards reinsurance business, which typically has higher acquisition costs compared to our insurance segment, costs in our insurance segment were lower this year. This was due to an increase in ceding commissions received as a result of our expanded reinsurance program. Our gross acquisition cost ratio in 2007 of 15.3% was consistent with the prior year.

2006 versus 2005: Our acquisition cost ratio in 2006 of 14.4%, increased by 1.2 ratio points over 2006, primarily reflecting changes in business mix in our insurance segment.

General and Administrative ratio:

2007 versus 2006: Our general and administrative ratio in 2007 of 11.1%, increased by 1.1 ratio points over 2006, primarily reflecting the costs associated with growing the infrastructure of our business. In particular, we incurred higher staffing costs in 2007 relating to the expansion of our insurance operations in the U.S., including those related to our acquisition of the Media Pro business in the second quarter.

2006 versus 2005: Our general and administrative ratio in 2006 of 10.0%, increased by 1.7 ratio points over 2005, primarily reflecting an increase in incentive compensation costs which are tied to our operating results.

INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. Additionally, we invest our portfolio with a focus on total return rather than establishing yield or income targets. The following table provides a breakdown of net investment income and net realized investment gains/losses:

At December 31,	2007	Percentage Change	2006	Percentage Change	2005

Fixed maturities	$369,825	27%	$291,996	33%	$218,881
Cash and cash equivalents	90,700	18%	76,735	180%	27,413
Other investments	34,351	(26%)	46,252	173%	16,957

Gross investment income	494,876	19%	414,983	58%	263,251
Investment expense	(12,003)	52%	(7,883)	21%	(6,539)

Net investment income	482,873	19%	407,100	59%	256,712
Net realized investment gains (losses)	5,230	120%	(25,702)	(52%)	(16,912)

Net investment income and net realized investment gains (losses)	$488,103	28%	$381,398	59%	$239,800

Average investment balances (1) :
Cash and fixed maturity investments	9,284,021	18%	7,835,061	26%	6,202,944
Other investments	933,499	47%	634,890	52%	416,635

Total cash and investments	10,217,520	21%	8,469,951	28%	6,619,579

(1)	The average investment balances are calculated by taking the average of the month-end balances during the year.

Net investment income:

2007 versus 2006: Net investment income in 2007 increased 19% versus 2006 reflecting larger investment balances and higher effective yields. The 21% increase in average cash and investment balances primarily reflects positive operating cash flows during the year. Our annualized effective yield on invested assets (assets under management by external investment managers) was 4.9% in 2007 compared to 4.6% in 2006. The increase was principally due to higher U.S. interest rates at the short and intermediate parts of the yield curve. Partially offsetting this increase was a reduction in investment income from our other investments. This mainly resulted from the net sale of $138 million of CLO’s during the year which reduced interest income thereon, coupled with unrealized losses from our credit related funds which was associated with the broad widening of credit spreads in the fixed income markets during the second half of 2007. Refer to the Cash and Investments section below for further discussion.

2006 versus 2005: Net investment income in 2006 increased 59% versus 2005 reflecting larger investment balances, higher effective yields and increased income from our other investments. The 28% increase in average cash and investment balances primarily reflects positive operating cash flows during 2006 and capital raising activity in late 2005. Our annualized effective yield on invested assets was 4.6% in 2006 compared to 3.9% in 2005. The increase was principally due to higher U.S. interest rates at the short end of the yield curve. The increase in investment income from our other investments was principally the result of higher allocations combined with better returns in 2006 from those investments.

Net realized investment gains/ losses:

Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return (see below) within specific guidelines, designed to minimize risk. Our fixed maturities portfolio is considered available for sale and reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains/losses) when securities are sold or when “other than temporary” impairments are recorded on invested assets. Additionally, net income is impacted (through net realized gains/losses) by changes in the fair value of investment derivatives, mainly forward contracts. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The following table provides a breakdown of our net realized investment gains/losses:

Year ended December 31,	2007	2006	2005

On sale of fixed maturities	$13,874	$(20,050)	$(24,248)
Other than temporary impairments	(8,562)	(4,596)	-
Change in fair value of investment derivatives	(82)	(1,056)	7,336

Net realized investment gains (losses)	$5,230	$(25,702)	$(16,912)

The majority of our portfolio is invested in the fixed income market and as a result the level of realized gains and losses on these investments are highly correlated to fluctuations in yields. The effect of increasing yields throughout 2005 and 2006 negatively impacted the price of fixed maturity securities resulting in realized losses. In 2007, our non U.S. dollar portfolios were positively impacted by strengthening exchange rates, when coupled with a rally in the U.S. fixed income market in the second half of the year generated realized gains. The other than temporary impairment charge in 2007 was related to the write down of 67 fixed income securities. These securities were not concentrated to any particular type of investment or sector.

Total Return:

The following table provides a breakdown of our total return:

Year ended December 31,	2007	2006	2005

Net investment income	$482,873	$407,100	$256,712
Net realized investments gains/(losses)	5,230	(25,702)	(16,912)
Change in unrealized gains/(losses)	67,238	38,326	(92,409)

Total	555,341	419,724	147,391

Average cash and investments	$10,217,520	$8,469,951	$6,619,579

Total return on average cash and investments	5.44%	4.96%	2.23%

Our portfolio is managed to maximize total return within certain guidelines and constraints. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio.

2007 versus 2006: The increase in our total return was primarily due to higher average yields in 2007 versus 2006, coupled with positive market value movements in US Treasury securities. This was partially offset by broad re-pricing of risk that increased spreads in the corporate, mortgage and asset-backed sectors, which negatively impacted the pricing of these securities.

2006 versus 2005: The increase in our total return between 2005 and 2006 was due to a growing allocation to our higher returning other investments and more significantly an increase in short and intermediate U.S. interest rates which stemmed from the increases in the Federal Funds rate which began in the mid part of 2004 and continued in 2005 and 2006. Despite the steady increase in yield over this period, the magnitude of the rate increases in 2005 had such a negative impact on the fair value of the fixed maturity portfolio that the realized losses and unrealized losses more than offset the increase in yield in that year.

OTHER REVENUES AND EXPENSES

The following table provides a breakdown of our other revenues and expenses:

Year ended December 31,	2007	Percentage Change	2006	Percentage Change	2005

Corporate expenses	$58,300	(1%)	$58,822	26%	$46,729
Foreign exchange (gains) losses	(16,826)	(48%)	(32,505)	nm	54,090
Interest expense	51,153	55%	32,954	2%	32,447
Income tax expense	41,491	23%	33,842	458%	6,067

Total	$134,118	44%	$93,113	(33%)	$139,333

nm- not meaningful

Corporate expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.1%, 2.2% and 1.8% for 2007, 2006 and 2005, respectively.

Foreign exchange gains/losses: Some of our business is written in currencies other than U.S. dollars. The gains in 2007 were principally made on the remeasurement of net asset balances denominated in Euro, the Australian dollar and the Canadian dollar, following an appreciation of these currencies against the U.S. dollar of 11.4%, 11.7% and 16.8%, respectively. The gains in 2006 were principally made on the remeasurement of net asset balances denominated in Sterling and Euro, following an appreciation of these currencies against the U.S. dollar, while in 2005, the depreciation of these same currencies against the U.S. dollar, drove the foreign exchange losses that year.

Interest expense: Interest expense primarily includes interest due on the senior notes we issued in 2004. In 2007, it also included interest costs of $19 million incurred on a $400 million repurchase agreement we entered into in December 2006 to finance our life settlement investment. We terminated this agreement in September, 2007. For further information refer to Item 8, Note 5 (b) of the Consolidated Financial Statements.

Income tax expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, was 3.7% for 2007 compared with 3.4% in 2006 and 6.0% in 2005. Changes in our effective tax rate in the last two years primarily reflect variances in the distribution of net income among our various taxable jurisdictions.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Overview

Results from our insurance segment were as follows:

Year ended December 31,	2007	Percentage Change	2006	Percentage Change	2005

Revenues:
Gross premiums written	$2,039,214	(2%)	$2,070,467	10%	$1,875,017
Net premiums written	1,326,647	(9%)	1,460,399	25%	1,167,767
Net premiums earned	1,208,440	(7%)	1,305,760	9%	1,201,549
Other insurance related income (loss)	1,860		1,758		(5,085)
Expenses:
Current year net losses and loss expenses	(748,282)		(804,217)		(1,151,550)
Prior period reserve development	214,018		167,533		268,743
Acquisition costs	(126,423)		(152,002)		(119,000)
General and administrative expenses	(175,810)		(155,916)		(117,703)

Underwriting income	$373,803	3%	$362,916	372%	$76,954

		Point Change		Point Change
Ratios:
Current year loss ratio	61.9%	0.3%	61.6%	(34.3%)	95.9%
Prior period reserve development	(17.7%)	(4.9%)	(12.8%)	9.6%	(22.4%)
Acquisition cost ratio	10.5%	(1.1%)	11.6%	1.7%	9.9%
General and administrative ratio	14.5%	2.6%	11.9%	2.1%	9.8%

Combined ratio	69.2%	(3.1%)	72.3%	(20.9%)	93.2%

2007 versus 2006: In 2007, underwriting income in our insurance segment increased 3% over the prior year, primarily due to higher levels of prior period reserve development. Underwriting income otherwise decreased during 2007, reflecting a reduction in net premiums earned and an increase in our general and administrative expenses. The 7% reduction in net premiums earned was primarily due to an increase in premiums ceded this year, associated with an expansion of our reinsurance coverage and also changes in business mix. The increase in our general and administrative cost ratio was partially related to the reduction in net premiums earned but was also due to the costs of growing our underwriting platform, in particular those costs associated with the Media Pro business we purchased during the year.

2006 versus 2005: Underwriting income in 2006 increased significantly over 2005, reflecting an absence of major catastrophes in 2006 compared to 2005 when we incurred significant losses from KRW. The 9% increase in net premiums earned in 2006 was driven by lower ceded premiums amortized which were significantly higher in 2005 following ceded reinstatements on KRW.

Insurance Premiums

Gross premiums written: The following table provides gross premiums written by line of business:

							Percentage Change
Year ended December 31,	2007		2006 (1)		2005 (1)		06 to 07	05 to 06

Property	$659,595	32%	$641,245	31%	$553,744	29%	3%	16%
Marine	218,030	11%	242,759	12%	199,602	11%	(10%)	22%
Terrorism	51,757	3%	81,838	4%	87,473	5%	(37%)	(6%)
Aviation	70,387	3%	113,392	5%	181,969	10%	(38%)	(38%)
Political risk	232,549	11%	209,629	10%	129,368	7%	11%	62%
Professional lines	528,616	26%	493,754	24%	431,654	23%	7%	14%
Liability	248,562	12%	253,973	12%	272,669	14%	(2%)	(7%)
Accident and health	29,718	2%	33,877	2%	18,538	1%	(12%)	83%

Total	$2,039,214	100%	$2,070,467	100%	$1,875,017	100%	(2%)	10%

(1) To facilitate period to period comparisons, certain amounts previously included in our property and liability lines in previous years have been reclassified to our marine line of business to conform to our current presentation.

2007 versus 2006: In general, market conditions globally were increasingly competitive during 2007 and, as a result, we experienced increased pricing pressure across many of our insurance lines. The overall stability of gross premiums written in 2007 versus 2006 reflects our breadth of products and markets worldwide, which gives us the flexibility to allocate capacity where we see the best-rated opportunities. Political risk premium can vary considerably between periods depending on the timing of transactions. However, additional underwriters in this line have allowed us to increase the number of contracts written this year, the majority of which were related to emerging market sovereign and corporate credit insurance. The other notable increase in 2007 was on our professional lines book. This was largely associated with renewal rights acquired in the May 2007 purchase of the Media Pro business. Other than U.S. exposed catastrophe property business, which continued to present good opportunities, market conditions in our other lines of business continued to be less favorable during 2007. This largely limited our ability to expand these lines, although we continued to seek out the better priced and structured opportunities.

2006 versus 2005: Gross premiums written in 2006 increased 10% versus 2005, reflecting growth in several lines of business. The increase in property premium was primarily due to significant rate increases for natural peril-exposed property and offshore energy risks in the U.S. and Gulf of Mexico, following KRW. Gross premiums written in our political risk book increased through a combination of additional underwriting resource and new market opportunities. Our professional lines unit generated additional premiums during 2006 reflecting an expansion of our London and U.S. operations in recent years. The increase in premium in our marine line was largely associated with growth of two custom accounts which we began to write in 2005. Partially offsetting these increases was our reduced participation for terrorism and aviation business due to pricing considerably below our threshold. We also experienced a reduction in excess and surplus primary liability premium, which was primarily due to a more competitive market.

Premiums ceded:

2007 versus 2006: Premiums ceded in 2007 were $713 million, or 35% of gross premiums written, compared with $610 million, or 29% of gross premiums written in 2006. The increase in premiums ceded was largely related to the impact of changes in business mix and additional reinsurance cover purchased during the year. While we significantly reduced gross premiums written on our aviation and terrorism lines during 2007, we offset these reductions with growth of our political risk, property and professional lines business. Because we have historically purchased more reinsurance cover on our property and professional lines business relative to our aviation and terrorism lines, this change in business mix had the effect of increasing our ceded premium ratio. Furthermore, we also purchased additional coverage this year, both on our professional lines quota share reinsurance and also on our worldwide property program.

2006 versus 2005: Premiums ceded in 2006 were $610 million, or 29% of gross premiums written, compared with $707 million, or 38% of gross premiums written in 2005. The decrease was primarily due to lower ceded reinstatement premiums. These were significantly higher in 2005 following our utilization of reinsurance protections on KRW.

Net premiums earned: The following table provides net premiums earned by line of business:

							Percentage Change
Year ended December 31,	2007		2006 (1)		2005 (1)		06 to 07	05 to 06

Property	$317,497	26%	$335,759	26%	$313,438	26%	(5%)	7%
Marine	156,981	13%	178,128	14%	110,637	9%	(12%)	61%
Terrorism	59,674	5%	84,441	6%	80,736	7%	(29%)	5%
Aviation	88,280	7%	160,561	12%	297,643	25%	(45%)	(46%)
Political risk	112,837	9%	88,100	7%	55,081	4%	28%	60%
Professional lines	330,646	28%	312,898	24%	203,353	17%	6%	54%
Liability	109,005	9%	117,242	9%	128,408	11%	(7%)	(9%)
Accident and health	33,520	3%	28,631	2%	12,253	1%	17%	134%

Total	$1,208,440	100%	$1,305,760	100%	$1,201,549	100%	(7%)	9%

(1) To facilitate period to period comparisons, certain amounts previously included in our property and liability lines in previous years have been reclassified to our marine line of business to conform to our current presentation.

2007 versus 2006: The 7% decrease in net premiums earned in 2007 largely reflects an 9% reduction in net premiums written in the year, associated with the increase in premiums ceded.

2006 versus 2005: The 9% growth in net premium earned in 2006 was impacted by KRW related ceded reinstatement premiums, amortized in 2005. Net premiums earned otherwise increased 1%, compared with growth in net premiums written in the year of 15% (also excluding KRW reinstatements). Net premium earned growth was reduced by the fact that a significant portion of our net premium written in 2006 was generated from our political risk book. This business typically provides multi-year coverage and therefore the earning of this premium is spread over a greater number of periods. In addition, premiums earned on our aviation line decreased significantly in 2006 having substantially reduced our participation for this business in recent years.

Insurance Losses

Loss ratio: The table below shows the components of our loss ratio:

Year ended December 31,	2007	Point Change	2006	Point Change	2005
Current year	61.9%	0.3%	61.6%	(34.3%)	95.9%
Prior period reserve development	(17.7%)	(4.9%)	(12.8%)	9.6%	(22.4%)

Loss ratio	44.2%	(4.6%)	48.8%	(24.7%)	73.5%

Current Year Loss Ratios:

The movements in our current year loss ratios primarily reflect changes in business mix and the level of loss activity each year, rather than from any significant changes in our underlying actuarial assumptions.

2007 versus 2006: Our current year loss ratio in 2007 was relatively flat compared with 2006. Although changes in business mix increased our current year ratio in 2007, this was largely offset by lower attritional losses in the year, most notably on our energy onshore account. During 2007, we experienced a shift in business mix from aviation and terrorism lines to our professional lines account. Our professional lines business typically has a higher initial expected loss ratio than our aviation and terrorism lines.

2006 versus 2005: Our current year loss ratio in 2006 was 34.3 ratio points lower than in 2005, reflecting an absence of major catastrophe losses in 2006 compared to 2005 when we incurred significant losses on KRW.

Prior Period Reserve Development:

We recognized net favorable prior period reserve development of $214 million, $168 million and $269 million, in 2007, 2006 and 2005, respectively. These amounts were almost entirely generated from our short-tail lines of business.

For our long tail lines, our loss experience on older accident years is generally considered insufficiently developed as yet to recognize deviations from our initial expectations. The only two significant exceptions to this both occurred during 2007. First, we recognized $15 million, or 1.3 ratio points, of favorable development on our directors and officers’ liability business. This related to a specific claim, which we had previously made provision for, but removed following a favorable court ruling. Second, we recognized $6 million, or 0.5 ratio points, of adverse development on our accident year 2004 and 2005 casualty reserves, due to a higher than expected emergence of claims on a specific program.

The net favorable reserve development on our short tail lines, which we have recognized due to the emergence of better than expected loss experience, is summarized as follows:

2007: The largest component of favorable development in 2007 was on our property lines from accident year 2006. For these lines, accident year 2006 has largely proven to be a benign loss year with limited late reported loss activity and minimal deterioration on previously reported claims. The balance of the favorable development in 2007 was generated from our accident year 2003 and 2004 aviation, marine and property lines. Accident year 2005 included adverse development on claims arising from KRW of approximately $34 million, or 2.8 ratio points. The majority of this development was on our property and energy offshore lines. The nature and extent of KRW resulted in some claims that increased over previously reported damage estimates. We also experienced adverse development of $8 million, or 0.7 ratio points, on our 2006 accident and health business due to a higher than expected emergence of claims.

2006: Favorable development in 2006 was largely generated by our accident year 2003-2005 aviation and property lines and accident year 2003-2004 marine lines. This was partially offset by adverse development of $51 million, or 3.9 ratio points, on claims arising from KRW, and was largely related to losses on our energy offshore account.

2005: In 2005, we generated approximately $107 million, or 8.9 ratio points, of favorable development on our aviation and terrorism lines, predominately from accident year 2004. The majority of this related to changes in our loss development profiles on these lines. Having observed a lack of claim development on our aviation war and terrorism business, we adjusted our reserving assumptions on these lines to incorporate reporting that was more prompt than we had originally expected. The balance of the other favorable development in 2005 was largely generated from our accident year 2002-2004 property and energy accounts.

2008 Insurance Outlook

We expect competition and rate pressures to further intensify across the insurance marketplace during 2008. The benign insured catastrophe season in 2007 combined with increasing capacity in the market is expected to contribute towards an even more competitive pricing environment throughout our property lines. For catastrophe-exposed property and energy business, this pressure is against historically-high price levels, and therefore we still foresee the opportunity to target business that meets our pricing threshold. For U.S. retail property business, we are beginning to witness pressure on terms and conditions, including increased sub limits and lower deductibles, and we continue to maintain our cautious posture on this line. Our aviation and terrorism lines continue to be under significant pricing pressure and we expect to reduce our participation on this business further in 2008.

In our liability business, we continue to witness increasing competitive pricing pressure, particularly on our larger U.S. excess and surplus accounts. In our professional lines business, there remain some pricing pressures, although we are now witnessing some moderation in competition in our financial institutions business, driven by the impact of deterioration in the credit markets. We believe our areas of focus in both our liability and professional lines business still contain good profit potential, but risk selection and overall execution strategy have become more critical.

REINSURANCE SEGMENT

Overview

Results from our reinsurance segment were as follows:

Year ended December 31,	2007	Percent Change	2006	Percent Change	2005

Revenues:
Gross premiums written	$1,550,876	1%	$1,538,569	1%	$1,518,868
Net premiums written	1,537,110	1%	1,528,780	3%	1,491,222
Net premiums earned	1,525,970	10%	1,388,510	3%	1,352,134
Other insurance related income	2,051		1,135		-
Expenses:
Current year net losses and loss expenses	(958,955)		(838,174)		(1,282,575)
Prior period reserve development	122,959		49,003		114,253
Acquisition costs	(258,074)		(234,957)		(218,383)
General and administrative expenses	(69,721)		(53,658)		(48,410)

Underwriting income (loss)	$364,230	17%	$311,859	nm	$(82,981)

		Point Change		Point Change
Ratios:
Current year loss ratio	62.9%	2.6%	60.3%	(34.6%)	94.9%
Prior period reserve development	(8.1%)	(4.6%)	(3.5%)	5.0%	(8.5%)
Acquisition cost ratio	16.9%	-	16.9%	0.7%	16.2%
General and administrative ratio	4.6%	0.7%	3.9%	0.3%	3.6%

Combined ratio	76.3%	(1.3%)	77.6%	(28.6%)	106.2%

nm – not meaningful

2007 versus 2006: In 2007, underwriting income in our reinsurance segment increased 17% over the prior year, primarily due to higher levels of prior period reserve development. Underwriting income otherwise decreased during 2007, primarily reflecting an increase in our current year loss ratio. This was in large part due to changes in our business mix, with a significant portion of our growth in net premium earned this year arising from longer tail lines, which typically have a higher initial expected loss ratio compared to our other business.

2006 versus 2005: Underwriting income in 2006 increased significantly over 2005, reflecting an absence of major loss activity in 2006, compared to 2005 when we incurred significant losses from KRW. Excluding the impact of reinstatement premiums on KRW in 2005, net premiums earned increased 9% in 2006, reflecting growth of our U.S. and European reinsurance business.

Reinsurance Premiums

Gross Premiums Written: The following table provides gross premiums written by line of business:

							Percent Change
Year ended December 31,	2007		2006		2005		06 to 07	05 to 06
Catastrophe	$471,514	30%	$464,096	30%	$520,057	34%	2%	(11%)
Property	281,363	18%	338,562	22%	383,278	25%	(17%)	(12%)
Professional lines	230,040	15%	274,435	18%	232,259	15%	(16%)	18%
Credit and bond	124,976	8%	97,664	6%	103,277	7%	28%	(5%)
Motor	96,999	6%	84,171	6%	73,992	5%	15%	14%
Liability	244,612	16%	204,619	13%	165,122	11%	20%	24%
Other	101,372	7%	75,022	5%	40,883	3%	35%	84%

Total	$1,550,876	100%	$1,538,569	100%	$1,518,868	100%	1%	1%

2007 versus 2006: Gross premiums written in 2007 benefited from a weakened dollar relative to 2006. In particular, the dollar was weaker against the Euro and Sterling at our major reinsurance renewal date of January 1. Excluding this impact, gross premiums written decreased 3% in 2007, reflecting reductions in our property and professional lines business. The decrease in property premiums was primarily due to a large 16-month pro rata contract, written in the fourth quarter of 2006. Our professional lines book was impacted by the non-renewal of several large contracts, driven by cedants opting to increase their retention of business. Our other lines of business all reported an increase in gross premiums written in 2007. These increases were largely generated from our increased participation in the U.S. and European reinsurance markets, mainly during the January 1 renewal season.

2006 versus 2005: Gross premiums written in 2005 were inflated by significant KRW related reinstatement premiums. Excluding the impact of these, which were mostly on our catastrophe book, gross premiums written increased 8% in 2006. This growth was primarily due to an expansion of our U.S. and European operations, which allowed us to increase our market penetration for professional lines and liability business in particular. We also wrote new property exposed engineering business, included within our “other” line of business.

Net premiums earned: The following table provides net premiums earned by line of business:

Year ended December 31,	2007		2006		2005		Percent Change
							06 to 07	05 to 06
Catastrophe	$463,091	30%	$441,311	32%	$497,724	37%	5%	(11%)
Property	333,064	22%	335,462	24%	346,134	26%	(1%)	(3%)
Professional lines	245,672	16%	225,902	16%	207,298	15%	9%	9%
Credit and bond	107,618	7%	94,487	7%	83,030	6%	14%	14%
Motor	98,997	6%	86,193	6%	73,249	5%	15%	18%
Liability	217,645	15%	165,391	12%	110,242	8%	32%	50%
Other	59,883	4%	39,764	3%	34,457	3%	51%	15%

Total	$1,525,970	100%	$1,388,510	100%	$1,352,134	100%	10%	3%

In 2007, net premiums earned increased 10% over 2006, while gross premiums written stayed mostly flat. The correlation between gross premiums written and net premiums earned in a particular calendar year varies depending on normal variability in earning patterns and also period to period changes in business mix. The composition of premiums written in each of our lines of business varies. For example, on our catastrophe and motor accounts, we typically write 12-month non-proportional contracts, largely in the first quarter of the year. Consequently changes in gross premiums written on these lines more closely align to changes in net premiums earned in a given calendar year. In contrast, our professional lines premium is written more evenly throughout the year and includes a higher level of proportional business. Consequently, net premiums earned in a calendar year on this line tend to include a significant amount of premium written in prior years. For example, in 2007, approximately 69% of premium earned on our professional lines business was from prior underwriting years. Overall, the growth in net premiums earned in each of the last two years reflects the expansion of our U.S and European reinsurance operations in the last several years.

Reinsurance Losses

Loss ratio: The table below shows the components of our loss ratio:

Year ended December 31,	2007	Point Change	2006	Point Change	2005

Current year	62.9%	2.6%	60.3%	(34.6%)	94.9%
Prior period reserve development	(8.1%)	(4.6%)	(3.5%)	5.0%	(8.5%)

Loss ratio	54.8%	(2.0%)	56.8%	(29.6%)	86.4%

Current Year Loss Ratios:

The movements in our current year loss ratios primarily reflect changes in business mix and the level of loss activity each year, rather than from any significant changes in our underlying actuarial assumptions.

2007 versus 2006: Our current year loss ratio in 2007 was 2.6 ratio points higher compared with 2006, partially reflecting changes in business mix. We experienced a shift towards liability business, which typically has a higher initial expected loss ratio compared to our other lines. Although there was a higher incidence of mid-sized catastrophes in 2007, most notably European windstorm Kyrill and flood damages in the UK, our exposure to these events did not have a substantial impact on our total estimated current year losses relative to 2006.

2006 versus 2005: Our current year loss ratio in 2006 was 34.6 ratio points lower than in 2005, reflecting an absence of major catastrophe losses in 2006 compared to 2005 when we incurred significant losses on KRW.

Prior period reserve development:

We recognized net favorable development of $123 million, $49 million and $114 million, in 2007, 2006 and 2005 respectively. These amounts were almost entirely generated from our short-tail lines of business. For our long tail lines, our loss experience on older accident years is generally considered insufficiently developed as yet to recognize deviations from our initial expectations. The only significant adverse development on our long tail lines in the last three years was on our motor liability account. Due to higher than expected loss emergence on this account, in 2006 we increased our accident year 2004 and 2005 expected ultimate losses on this account by $9 million, or 0.7 percentage points.

The net favorable reserve development on our short tail lines, which we have recognized with the emergence of better than expected loss experience, is summarized as follows:

2007: The majority of the net favorable development in 2007 was related to our catastrophe and property lines of business, principally from accident year 2006. For these lines, accident year 2006 has largely proven to be a benign loss year with limited late reported loss activity and minimal deterioration on previously reported claims.

2006: The majority of net favorable development in 2006 was generated from our accident year 2004 and 2003 catastrophe and property lines of business. We experienced net adverse development of $72 million, or 5.2 ratio points, from accident year 2005 which was largely related to reserve strengthening on KRW reserves. The nature and extent of KRW resulted in some claims that increased over previously reported damage estimates.

2005: Favorable development in 2005 was primarily generated from our accident year 2004 property and catastrophe lines of business. We also removed several event specific IBNR reserves from our accident year 2003 catastrophe line having established that claims on these events did not develop to a sufficient level to reach our attachment points.

2008 Reinsurance Segment Outlook

Our 2008 treaty reinsurance renewals are progressing well and we are satisfied with the quality, diversity and balance of the portfolio we reassembled at January 1, 2008. Typically, approximately 50% of our reinsurance gross premiums written within any calendar year renews on this date. Although we have not yet finalized all the business we expect to bind, we anticipate that our first quarter treaty reinsurance renewals in 2008 will represent a modest decline in premium relative to the same period in 2007. Although overall discipline throughout the global reinsurance marketplace continues, our reinsurance portfolio continues to be impacted by an ongoing trend of cedants retaining more business. Also, as expected, modest catastrophe claims for the reinsurance market has led to some decreases in margins for property reinsurance business, in most, if not all, geographic regions. However, overall returns generally remain above acceptable levels, in particular, business with major U.S. perils. Although we are experiencing increased competition and pricing pressure on our non-property lines in the U.S. and Europe, terms and conditions have generally held firm, and we continue to identify opportunities in attractively priced areas.

CASH AND INVESTMENTS

At December 31, 2007 and 2006, total cash and investments, including accrued interest receivable and net receivable/payable for investments sold/purchased were $10.5 billion and $9.7 billion, respectively. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high quality, diversified portfolio. In this regard, at December 31, 2007 and 2006, our investment portfolio consisted primarily of fixed maturity investments and cash and cash equivalents. The composition of our investment portfolio is summarized as follows:

At December 31,	2007		2006
U.S. government and agency	$1,058,926	10%	$1,177,911	12%
Non U.S. government	280,577	3%	153,258	1%
Corporate debt	2,149,666	21%	1,418,553	15%
Mortgage-backed	3,482,215	33%	2,868,578	30%
Asset-backed	532,780	5%	538,350	6%
Municipals	827,502	8%	376,073	4%

Total Fixed Maturities	8,331,666	80%	6,532,723	68%
Cash at investment managers, net of unsettled trades	572,897	5%	811,295	8%

Total Invested Assets	8,904,563	85%	7,344,018	76%
Other cash and cash equivalents	846,380	8%	1,115,807	12%

Total Cash and Fixed Maturities	$9,750,943	93%	$8,459,825	88%
Other Investments	645,987	6%	1,130,664	11%
Accrued interest receivable	87,338	1%	76,967	1%

Total Cash and Investments	$10,484,268	100%	$9,667,456	100%

Fixed Maturity Investments

Our investment strategy is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Within our fixed income portfolio, we attempt to limit our credit exposure by purchasing fixed income investments rated BBB or higher. In addition, we have limited our exposure to any single issuer to 5% or less of our portfolio for securities rated A- or above and 3% or less of our portfolio for securities rated between BBB and BBB+. At December 31, 2007 and 2006, we did not have an aggregate exposure to any single issuer of 10% or more of our shareholders’ equity, other than with respect to U.S. government and agency securities. At December 31, 2007 and 2006, all of the fixed maturity securities were investment grade with 78.6% and 84.1%, respectively, rated AA- or better, with an overall weighted average rating of AA+, based on ratings assigned by Standard & Poor’s.

The duration target range for our investment portfolios is two to four years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to use investment performance benchmarks that reflect this duration target. With respect to the duration of our investment portfolio, we manage asset durations to both maximize return given market conditions and provide sufficient liquidity to cover future loss payments. In a low interest rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high interest rate environment, such durations tend to be longer. At December 31, 2007 and 2006, our invested assets had an approximate average duration of 2.7 and 3.0 years, respectively. When incorporating our other cash and cash equivalents into this calculation, the average duration at December 31, 2007 and 2006 is reduced to 2.5 and 2.6 years, respectively.

The amortized cost and fair values of our fixed maturity investments was as follows:

At December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Type of Investment
U.S. government and agency	$1,032,441	$26,672	$(187)	$1,058,926
Non-U.S. government	264,109	20,712	(4,244)	280,577
Corporate debt	2,174,333	36,020	(60,687)	2,149,666
Mortgage-backed	3,467,573	29,946	(15,304)	3,482,215
Asset-backed	539,125	1,800	(8,145)	532,780
Municipals	823,947	3,792	(237)	827,502

Total fixed maturity investments	$8,301,528	$118,942	$(88,804)	$8,331,666

At December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Type of Investment
U.S. government and agency	$1,190,700	$3,639	$(16,428)	$1,177,911
Non-U.S. government	146,847	9,182	(2,771)	153,258
Corporate debt	1,423,146	5,470	(10,063)	1,418,553
Mortgage-backed	2,896,362	9,758	(37,542)	2,868,578
Asset-backed	540,118	549	(2,317)	538,350
Municipals	377,076	1,257	(2,260)	376,073

Total fixed maturity investments	$6,574,249	$29,855	$(71,381)	$6,532,723

The increase in the gross unrealized losses of $17 million was due to various changes in yield in the fixed income market. During the first half of the year, there was a general increase in yields that negatively impacted prices to varying degrees across all fixed income sectors. In the second half of 2007, a broad re-pricing of risk dramatically increased spreads in the corporate, mortgage and asset-backed sectors, which negatively impacted the pricing of these securities, but resulted in an increase in demand for U.S. Treasuries, which favorably impacted pricing in this sector.

Other Investments

The composition of our other investment portfolio is summarized as follows:

At December 31,	2007		2006

Hedge funds	$277,757	43%	$235,377	21%
Credit funds	194,241	30%	156,337	14%
Collateralized loan obligations	120,596	19%	263,621	23%
Short duration high yield fund	45,648	7%	97,562	9%
Other	7,745	1%	-	-
Life settlement contracts	-	-	377,767	33%

Total other investments	$645,987	100%	$1,130,664	100%

During 2007, we sold our life settlement contracts investment. As discussed in Notes 5 (b) and 8 (c) of the Consolidated Financial Statements, in Item 8 of this report, on September 26, 2007, we sold our Note at par to a related party of the SPE (“buyer”), which resulted in the deconsolidation of the life settlement contracts. On the same day, this Note was repurchased by the SPE using proceeds from the issuance of a newly issued $400 million 10-year asset-backed note to the buyer. We simultaneously entered into an insurance contract with the buyer whereby we agreed to indemnify the buyer in the event of non-payment on the principal of this security. In doing so, we continue to have an implicit interest in the original life settlements portfolio and the related longevity risk exposure. However, as a result of not having a direct interest through the Note and a new hedging program put in place by the SPE, we have significantly reduced our exposure to interest rate risk.

The decreases in our collateralized loan obligations and short duration high yield fund were due to sales and redemptions, respectively, in order to reduce our exposure to credit risk. The credit funds increased as we subscribed into a credit strategies fund in the fourth quarter to take advantage of the credit market dislocation. The increase in the hedge funds is due to positive returns generated during the year, including a net redemption of $4 million during the year.

Impact of credit market movements

During the year, increasing delinquencies in the U.S. sub-prime residential mortgage collateral triggered increased volatility and decreased liquidity across financial markets as a whole, particularly in the area of structured credit assets.

We define sub-prime related risk as any security that is backed by or contains sub-prime collateral even if that sub-prime component is incidental. We do not invest directly in sub-prime loans nor do we have any direct sub-prime investment commitments. Our exposure to the sub-prime sector is within our fixed maturity portfolio as part of the collateral in our mortgage-backed and asset-backed securities. We also have exposure to Alternative-A mortgages which are considered riskier than prime but less risky than sub-prime. The following table summarizes our holdings in these investment types at December 31, 2007:

At December 31, 2007	Holdings at Fair Value	Percentage of Cash and Investments	Net Unrealized Gain/(Loss)	Realized Losses and Impairments
Subprime Agency MBS	$26,398	0.25%	$38	$-
Subprime Non-Agency MBS	1,892	0.02%	(26)	-
Subprime ABS	47,874	0.46%	(3,456)	(427)

Total Subprime	76,164	0.73%	(3,444)	(427)

Alternative-A Agency MBS	604	0.01%	1	-
Alternative-A Non-Agency MBS	127,845	1.22%	56	(730)
Alternative-A ABS	6,611	0.06%	(283)	-

Total Alternative-A	135,060	1.29%	(226)	(730)

Total Subprime and Alternative-A	$211,224	2.02%	$(3,670)	$(1,157)

* MBS and ABS denote mortgage-backed or asset-backed securities, respectively.

The above balances are all held within investment grade tranches, with 98% rated Agency or AAA and the remainder rated AA. The duration and weighted average life of these investments at December 31, 2007 was 1.61 and 2.39 years, respectively.

With respect to the rest of our investment portfolio, our exposure to credit risk is broadly diversified by industry, concentration and geography through our investments in high grade fixed maturities and our other investments. Some of the markets for these asset classes have experienced higher than typical volatility during 2007, as a result of the financial market instability and widening credit spreads on corporate and structured credit assets. However, these market developments did not have a material adverse impact on our results during 2007. Although we experienced a reduction in net investment income on our credit related funds compared to 2006, these funds still produced positive returns for the year. Our book value was negatively impacted through an increase in unrealized losses on our corporate and asset-backed fixed income securities, however, this was more than offset by the positive impact on our U.S. treasury positions.

All asset-backed securities, including those with sub-prime exposure, are reviewed as part of our ongoing other-than-temporary-impairment monitoring process. We continue to monitor our exposures, and to the extent market disruptions continue, our financial position may be negatively impacted. For further information on the investment portfolio, including analysis of rating and maturity distributions, refer to Note 5 of the Consolidated Financial Statements, included in Item 8.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet short-term and long-term cash requirements of its business operations. As a holding company, AXIS Capital has no substantial operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend primarily upon the availability of dividends or other statutorily permissible payments from its subsidiaries. See Item 8, Note 17, to the Consolidated Financial Statements for further discussion.

Cash flows:

Our consolidated sources of funds consist primarily of net premiums written, reinsurance recoverable, net investment income and proceeds from sales and maturities of investments. Funds are primarily used to pay claims, operating expenses, dividends and to service our debt obligations. After satisfying our cash requirements, excess cash flows are generally invested. Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. The following is a discussion of our cash flows for the years ended December 31, 2007 and 2006:

•

Our net cash flows from operating activities were $1,573 million in 2007, compared with $1,613 million in 2006. These amounts reflect net income for each year, adjusted for non-cash items and changes in working capital. Net income in 2007 of $1,092 million compared with $963 million in the prior year. In 2007, significant adjustments included an increase in unpaid losses and loss expenses of $572 million (2006: $272 million) and unearned premiums of $131 million (2006: $255 million), offset by an increase in net insurance and reinsurance receivable balances of $155 million (2006: $119 million).

•

Our consolidated net cash flows used for investing activities were $1,417 million in 2007, compared with $1,166 million in 2006. In 2007, net cash flows used for investing activities were related principally to net purchases of fixed maturities, while in 2006 these also included significant purchases of other investments. These investing activities have resulted in a substantial increase in our average investment balances over the last two years.

•

Our net cash flows used for financing activities were $847 million in 2007, compared with net cash flows provided by financing activities of $290 million in 2006. Net cash inflows in 2006 included the receipt of $400 million from a repurchase agreement used to fund our life settlement contracts investment. This amount was repaid during 2007 following the sale of this investment, with the corresponding sale proceeds included in our investing activities. Other net cash flows used for financing activities in 2007 primarily comprise share repurchases of $308 million (see capital resources section below), dividends paid on common shares of $111 million (2006: $91 million) and preferred shares of $37 million (2006: $37 million).

Cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. However, our diversified portfolio and risk management practice has demonstrated our ability to withstand extraordinary losses, as was the case in 2005. To further ensure the sufficiency of funds to settle unforeseen claims, our investment portfolio includes a significant portion of highly liquid securities (cash and cash equivalents, short-term investments and high grade fixed maturity securities). We also maintain a $1.5 billion credit facility, as disclosed in Item 8, Note 9 (b) of the Consolidated Financial Statements. We believe that our cash balances, cash flows from operations and the liquidity provided by our credit facility will continue to be sufficient to meet our future cash requirements.

CAPITAL RESOURCES

In addition to common equity, we depend upon other external sources of finance such as debt, preferred shares and our credit facility to support our operating activities. Having sufficient capital allows us to take advantage of profitable opportunities, maintain our financial strength ratings and also comply with various local statutory regulations. The following table summarizes our consolidated capitalization position:

As at December 31,	2007	2006

Long-term debt	$499,261	$499,144

Preferred shares	500,000	500,000
Common equity	4,658,622	3,912,647

Shareholders’ equity	5,158,622	4,412,647

Total capitalization	$5,657,883	$4,911,791

Ratio of debt to total capitalization	8.8%	10.2%

Long-term debt: Long-term debt represents senior notes we issued during 2004. For further information refer to Item 8, Note 9 (a) of the Consolidated Financial Statements.

Preferred Shares: During 2005, we issued $250 million of series A and $250 million of series B Preferred shares. For further information refer to Item 8, Note 12 (b) of the Consolidated Financial Statements.

Common equity: Our common equity increased by $746 million during 2007. The following table is a summary of this movement:

Common equity - December 31, 2006	$3,912,647
Net income	1,092,018
Share repurchases	(308,110)
Change in accumulated other comprehensive income	67,306
Common share dividends	(112,347)
Preferred share dividends	(36,775)
Share-based compensation and other	43,883

Common equity - December 31, 2007	$4,658,622

A summary of our share repurchases in 2007 is disclosed in Item 8, Note 12 (a), of the Consolidated Financial Statements.

Shelf registrations: On August 6, 2004, we filed an unallocated universal shelf registration statement with the SEC that was declared effective on August 27, 2004. Under the shelf registration statement, we may issue up to $750 million of equity, debt, trust preferred securities or a combination of these securities. On November 15, 2004, we completed a public offering of $500 million of senior notes. In addition, the shelf registration statement also registered for possible future sales up to 68,216,017 common shares held by certain of our founding shareholders. The registration of the founding shareholders’ common shares did not obligate these shareholders to offer or sell any of the securities held by them. As of December 31, 2007, there remained one founding shareholder with 20,930,928 common shares (including warrants) potentially available for sale.

On October 3, 2005, we filed an unallocated universal shelf registration statement with the SEC that was declared effective on October 11, 2005. Under the shelf registration statement, we may issue up to $1.5 billion of equity, debt, trust preferred securities or a combination of these securities. On November 21, 2005, we completed a common share offering of 6,800,000 shares at $29.42 per share raising aggregate net proceeds of $200 million. In addition, we issued $250 million of series B preferred shares under this shelf registration statement. The remaining capacity at December 31, 2007 was $1.1 billion.

Financial strength ratings:

AXIS Capital and our insurance subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best and Moody’s Investors Service. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies.

Financial strength ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. Independent ratings are one of the important factors that establish our competitive position in the insurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company.

These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities. Debt ratings apply to short-term and long-term debt as well as preferred stock. These ratings are assessments of the likelihood that we will make timely payments of principal, interest and preferred share dividends.

The following are the most recent financial strength and claims paying ratings from internationally recognized agencies in relation to our principal insurance and reinsurance subsidiaries:

Rating agency	Agency’s description of rating	Rating	Agency’s rating definition	Ranking of Rating
Standard & Poor’s	“A Standard & Poor’s issuer credit rating is a current opinion of an obligor’s overall financial capacity (its creditworthiness) to pay its financial obligations. This opinion focuses on the obligor’s capacity and willingness to meet its financial commitments as they come due.”	A (Positive Outlook)	An obligor rated ‘A’ has strong capacity to meet its financial commitments but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligors in higher-rated categories.	The “A” rating is the sixth highest out of twenty-one rating levels.

A.M. Best	“Best’s Financial Strength Ratings provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to policyholders.”	A (Stable Outlook)	Assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.	The “A” rating is the third highest out of fifteen rating levels.

Moody’s	“Moody’s Insurance Financial Strength Ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations.”	A2 (Stable Outlook)	Insurance companies rated A offer good financial security. However, elements may be present which suggest a susceptibility to impairment sometime in the future.	The “A2” rating is the sixth highest out of twenty-one ratings.

In addition, our $500 million of senior notes were assigned a senior unsecured debt rating of Baa1 (stable) by Moody’s Investors Service and BBB+ (positive) by Standard & Poor’s. Our Series A and B preferred shares are rated Baa3 (stable) by Moody’s Investors Service and BBB- by Standard and Poor’s. These ratings are subject to periodic review by, and may be revised downward or revoked, at the sole discretion of the rating agencies.

COMMITMENTS AND CONTINGENCIES

The following table provides a breakdown of our contractual obligations by period due:

	At December 31, 2007
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss payments[1]	$5,587,311	$707,200	$2,346,219	$1,204,142	$1,329,750
Operating lease obligations[2]	91,543	12,026	25,182	24,188	30,147
Reinsurance purchase commitments[3]	52,356	52,356	-	-	-
Insurance-related derivative payment[4]	84,390	-	-	-	84,390
Financing activities
Senior notes (including interest payments)[5]	698,854	28,750	57,500	57,500	555,104
Investing activities
Investment commitments[6]	36,000	36,000	-	-	-

Total	$6,550,454	$836,332	$2,428,901	$1,285,830	$1,999,391

1.	Estimated gross loss payments. Given the limited loss payout pattern information specific to our experience, we have used industry data, on a line by line basis, to estimate our expected payments. The amount and timing of actual loss payments may differ materially from the estimated payouts in the table above. For further discussion refer to our critical accounting estimates section below.

2.	Operating lease obligations: We lease office space in the countries in which we operate under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business as required.

3.	Reinsurance purchase commitments: During 2007, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance.

4.	Insurance-related derivative payment: based on an estimated undiscounted indemnity payment due in September 2017 (refer to Item 8, Note 8(c)); actual indemnity payment may differ significantly.

5.	Senior notes (including interest payments): For further information on the repayment terms of amounts due on our senior unsecured debt refer to Item 8, Note 9 (a), to the Consolidated Financial Statements.

6.	Investment commitments: During September 2007, we made an investment commitment of $75 million in an alternative investment fund, of which $36 million was still outstanding at December 31, 2007.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

General

We believe the most significant judgment made by management is the estimation of our reserve for losses and loss expenses, which we also refer to as loss reserves. We are required by U.S. GAAP to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses (“ultimate losses”) under the terms of our policies and agreements with our insured and reinsured customers. Our loss reserves comprise the following components:

•	Case reserves - cost of claims that were reported to us but not yet paid, and

•	IBNR - anticipated cost of claims incurred but not reported.

Loss reserves also include an estimate of the expense associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. The following table shows our net loss reserves segregated between case reserves and IBNR at December 31, 2007 and 2006:

	2007			2006
As at December 31,	Gross	Ceded	Net	Gross	Ceded	Net
Case Reserves	$1,697,385	$480,354	$1,217,031	$1,831,344	$692,709	$1,138,635
IBNR	3,889,926	876,539	3,013,387	3,183,769	666,445	2,517,324

Total	$5,587,311	$1,356,893	$4,230,418	$5,015,113	$1,359,154	$3,655,959

Case Reserves

For reported losses, management primarily establishes case reserves based on the amounts reported from insureds or ceding companies. Management may also establish additional case reserves on reported claims which are not considered adequately reserved. At December 31, 2007, additional case reserves were $70 million, or 4% of our total case reserves compared to $41 million, or 2%, respectively at December 31, 2006.

Case reserves are established on a case by case basis within the parameters of coverage provided in the insurance and reinsurance contracts. The method of establishing case reserves for reported losses differs among our segments.

With respect to our insurance operations, we are notified of insured losses by brokers and insureds and record a case reserve for the estimated amount of the ultimate expected liability arising from the claim. The estimate reflects the judgment of our claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, loss adjusters and other relevant consultants.

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

In order to reflect this increased level of uncertainty in establishing our case reserves, some of our underwriting, claims and reserving practices have been modified for our reinsurance business. In deciding whether to provide treaty reinsurance, we carefully review and analyze the cedant’s underwriting and risk management practices to ensure appropriate underwriting, data capture and reporting procedures. We undertake an extensive program of cedant audits, utilizing outsourced legal and industry expertise when necessary. This allows us to review a cedant’s claims administration to ensure that its claim reserves are consistent with reinsured exposures, are adequately established and are properly reported in a timely manner, and to verify that claims are being handled appropriately. For those losses where we receive contract-specific loss notifications, our claims department evaluates each notification and, as discussed above, may record additional case reserves if claims are not considered to be adequately reserved by the ceding company. This requires considerable judgment. Where claims information is received in an aggregated form, our reinsurance contracts typically require that pre-defined large losses must be separately notified so that these losses can be adequately evaluated.

IBNR

Reserves for incurred but not reported (“IBNR”) claims are necessary due to time lags between when a loss occurs and when it is actually reported and settled. This is often referred to as the “claim-tail”. Reporting lags arise from the use of intermediaries to provide loss reports, complexities in the claims adjusting process and other related factors. IBNR reserves are calculated by projecting our ultimate losses on each class of business and subtracting paid losses and case reserves.

Unlike case reserves, IBNR is generally calculated at an aggregate level and cannot usually be directly identified as reserves for a particular loss or contract (see “Specific Reserving Issues – Catastrophe losses” for discussion of specific IBNR provisions). Our loss and premium data is aggregated by exposure class and by accident year (i.e. the year in which losses were incurred).

The evaluation process to determine our ultimate losses involves the collaboration of our underwriting, claims, internal actuarial, legal and finance departments, consultation with an independent external actuarial firm, and includes various segmental committee meetings, culminating with the approval of a single point best estimate by senior management in our Group Reserving Committee. Further, we compare our estimated claims and claim expense reserves to those estimated by the independent actuarial firm as part of our overall assessment of reasonableness.

On an annual basis, our independent actuarial firm performs work for the purpose of issuing an actuarial opinion for each of our operating subsidiaries on the reasonableness of our loss reserves, which are prepared in compliance with the requirements of each related jurisdiction. The actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm discusses its opinions with management and the Audit Committee of our Board of Directors.

Reserving Methodology:

We utilize the following actuarial methods in our reserving process:

•

Initial expected loss ratio method (“IELR”): This method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each underwriting year. The estimated loss ratio is based on pricing information and industry data and is independent of the current claim experience to date. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to override our initial expectations of the ultimate loss ratios.

•

Chain Ladder: This method uses the historical development profile of claims experienced on older accident years to project the more recent, less developed accident years to their ultimate position. The chain ladder method does not incorporate any information regarding market conditions or pricing. This method is more appropriate for homogeneous and low volatility lines under stable economic conditions.

•

Bornhuetter-Ferguson (“BF”): The BF method uses as a starting point an assumed IELR and blends in the loss ratio implied by the claims experience to date by using benchmark loss development patterns. The BF method allows a logical transition between the IELR and Chain Ladder methods. This method is appropriate for accident years at an early stage of claim development or where claim development observed to date is not considered sufficiently credible as a basis of projection under the Chain Ladder method.

The basis of our selected single point best estimate on a particular line of business is often a blend of the results from two or more methods (e.g. weighted averages). Our estimate is highly dependant on actuarial and management judgment as to which method (s) is most appropriate for a particular accident year and class of business. Our methodology changes over time as new information emerges regarding underlying loss activity and other data issues.

Reserving by class of business:

The weight given to a particular actuarial method is dependent upon the characteristics specific to each class of business, including: the types of coverage and the expected claim-tail. Short-tail exposures describe classes of business for which losses are usually known and paid within a relatively short period after a loss event has occurred. Our short-tail lines include the majority of our property, marine, terrorism and aviation classes of business within our insurance segment, and the majority of our property and catastrophe classes of business within our reinsurance segment.

Due to the relatively short reporting development pattern for our short-tail lines, our estimate of ultimate losses responds quickly to the latest loss data, and therefore we typically assign credibility to methods that incorporate actual loss emergence, sooner than would be the case for medium to long-tail lines at a similar stage of development. In doing so, we primarily select the BF method due to the low frequency, high severity nature of much of our business (which limits the usefulness of the Chain Ladder method). In addition, the significant growth of our business in the last five years has generally reduced the degree to which we can rely upon our own development trends from older accident years.

Medium and long-tail business describes lines of business for which specific losses may not be known for some period and claims can take significant time to emerge and subsequently settle. Our medium-tail exposures include certain classes within our political risk insurance lines and credit and bond, motor and engineering reinsurance business. Our long-tail exposures include most of our professional lines and liability classes of business in both our insurance and reinsurance segments. On these longer tailed exposures, we primarily use the IELR method, across all accident years.

The following tables provide a break down of our net loss reserves by segment and type of exposure:

	INSURANCE
	2007			2006
As at December 31,	Gross	Ceded	Net	Gross	Ceded	Net
Property and all other
Case reserves	$755,492	$356,977	$398,515	$1,017,547	$614,678	$402,869
IBNR	715,562	143,330	572,232	749,090	94,284	654,806

	1,471,054	500,307	970,747	1,766,637	708,962	1,057,675

Liability
Case reserves	102,132	53,778	48,354	53,756	27,347	26,409
IBNR	613,770	323,939	289,831	499,746	246,695	253,051

	715,902	377,717	338,185	553,502	274,042	279,460

Professional Lines
Case reserves	134,677	69,599	65,078	84,954	45,684	39,270
IBNR	1,012,110	384,785	627,325	766,652	306,043	460,609

	1,146,787	454,384	692,403	851,606	351,727	499,879

Insurance Total
Case reserves	992,301	480,354	511,947	1,156,257	687,709	468,548
IBNR	2,341,442	852,054	1,489,388	2,015,488	647,022	1,368,466

Total	$3,333,743	$1,332,408	$2,001,335	$3,171,745	$1,334,731	$1,837,014

	REINSURANCE
	2007			2006
As at December 31,	Gross	Ceded	Net	Gross	Ceded	Net
Catastrophe, property and other
Case reserves	$360,986	$-	$360,986	$460,584	$5,000	$455,584
IBNR	428,858	-	428,858	384,320	-	384,320

	789,844	-	789,844	844,904	5,000	839,904

Credit and bond, motor and liability
Case reserves	259,878	-	259,878	160,943	-	160,943
IBNR	555,332	18,520	536,812	367,873	13,424	354,449

	815,210	18,520	796,690	528,816	13,424	515,392

Professional Lines
Case reserves	84,220	-	84,220	53,560	-	53,560
IBNR	564,294	5,965	558,329	416,088	5,999	410,089

	648,514	5,965	642,549	469,648	5,999	463,649

Reinsurance Total
Case reserves	705,084	-	705,084	675,087	5,000	670,087
IBNR	1,548,484	24,485	1,523,999	1,168,281	19,423	1,148,858

Total	$2,253,568	$24,485	$2,229,083	$1,843,368	$24,423	$1,818,945

Our Significant Reserving Assumptions:

Implicit in the actuarial methodologies utilized above are two critical reserving assumptions; the selected IELR for each accident year and the expected loss emergence profiles. We regularly monitor these assumptions and, at each quarter end, undertake a full actuarial review. Any adjustments that result from this review are recorded in the quarter in which they are identified.

1. Selection of IELR

For our insurance business, the current accident year IELRs are primarily developed using industry benchmarks adjusted for changes in pricing, terms and conditions observed by our underwriters. In 2005, we began to give varying levels of weight to our own loss experience on certain classes of business within our property and marine lines of business.

For our reinsurance business, the current accident year IELRs are based on a contract by contract review which incorporates information provided by clients together with estimates provided by our underwriters and actuaries concerning the impact of changes in pricing, terms and conditions and coverage. Our estimate of the impact of these changes includes assumptions which consider, among other things, the market experience of our independent external actuarial firm.

2. Expected patterns of loss emergence

Given our limited operating history and developing book of business, our loss development factors continue to be primarily established using industry benchmarks. These factors are only revised when the weight of our own actual experience becomes sufficiently credible to identify deviations from the market based assumptions. The most significant change made to our loss emergence patterns to date was on our terrorism and aviation lines. In 2005, having observed a lack of claims development on these lines, we adjusted our loss development assumptions on these lines to incorporate reporting that was more prompt than we had originally expected.

In addition to our limited loss experience, our current reliance on industry development patterns is driven by the substantial growth of our business in recent years, which, overall has had the effect of reducing the degree to which we can rely upon our own development trends from older accident years.

Specific Reserving Issues – Catastrophe Losses

On contracts that respond to highly visible, major loss events, we establish IBNR where potential exposure has been identified. When a significant loss event occurs, we review our contracts to determine those that could be potentially exposed to the loss event. We contact brokers and clients to determine their estimate of involvement and the extent to which their programs are affected. We may also use computer modeling to estimate loss exposures under the actual event scenario. We use Risklink licensed by RMS, Classic/2 and CATRADER licensed by AIR and WORLDCAT Enterprise licensed by Eqecat. As part of the underwriting process, we obtain exposure data from our clients, so that when an event occurs we can run the models to produce an estimate of the losses incurred by clients on programs that we insure or reinsure. Typically, we derive our estimate for the losses from a catastrophic event by blending all of the sources of loss information available to us. This estimate is derived by the claims team and, where there are no reported case reserves, we establish a separate provision for IBNR. Because much of our excess insurance and excess of loss reinsurance business has high attachment points, there is significant judgment required in estimating whether claims will exceed those attachment points. The inherent uncertainties relating to coverage and damage assessment on catastrophe events, together with our typically large line sizes, add to the complexity of estimating our potential exposure.

Potential Volatility in Our Estimates

While we believe that our loss reserves at December 31, 2007 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses significantly greater or less than the reserves currently provided. The actual final cost of settling both claims outstanding at December 31, 2007 and claims expected to arise from unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the regulatory, social and economic environment and unexpected changes in loss inflation.

The uncertainty in our reserve estimate is particularly pronounced for a company like ours that has a limited operating history and therefore relies more upon industry benchmarks. To reduce some of the uncertainty, management performs an analysis of additional factors to be considered when establishing our IBNR, intended to enhance our best estimate beyond quantitative techniques. At December 31, 2007, we recorded additional IBNR for uncertainties relating to the timing of the emergence of claims. Although time lags are incorporated within the actuarial methods discussed above, these rely on industry experience which may not be indicative of our business. For example, the low frequency, high severity nature of much of our business, together with the vast and diverse expanse of our worldwide exposures, may limit the usefulness of claims experience of other insurers and reinsurers for similar types of business.

Changes to our previous estimate of prior year loss reserves can impact the reported calendar year underwriting results by worsening our reported results if reserves prove to be deficient or improving our reported results if reserves prove to be redundant.

As discussed above, there is considerable judgment involved in determining our ultimate loss ratios, and therefore we believe the potential variance with actual loss experience could be relatively wide by line of business. On an aggregate basis, we believe it is reasonably likely our net loss reserves could increase or decrease by up to 10% from current amounts based on our more recent claims experience. For the year ended December 31 2007, we experienced net favorable development of 9% (2006: 7%) on our beginning net loss reserves. A 10% change in our net loss reserves at December 31, 2007 equates to $423 million and represents 37% of our income before taxes for 2007.

The above is informational only and should not be considered projections of future events. For a summary of cumulative redundancies on our loss reserves since inception refer to “Reserves” in Item 1 of this report.

REINSURANCE RECOVERABLE BALANCES

Reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses and are presented net of a reserve for non-recoverability. At December 31, 2007 and 2006, reinsurance recoverable balances were $1,357 million and $1,359 million, respectively. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.

Our ceded unpaid losses and loss expenses consist of two elements, those for our gross case reserves and those for our gross IBNR. Recoveries on our gross case estimates are determined on a case-by-case basis by applying the terms of any applicable reinsurance recoveries to the individual case estimates. As the gross case estimates are adjusted over time in accordance with the settlement of the claim, the corresponding ceded case estimates will be adjusted. Recoveries on gross IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties as the estimation of gross IBNR (see “Reserve for Losses and Loss Expenses”). In our reinsurance segment, our reinsurance coverage is principally limited to industry loss warranty contracts. Under these types of contracts a recovery will only be made following a predefined industry loss of a particular size and frequency.

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

To estimate this valuation provision, we begin by applying case-specific valuation allowances against any reinsurance recoverable balances that we deem unlikely to collect in full. We also perform a default analysis based on the financial strength rating of the reinsurer using A.M. Best credit ratings. These percentages are based on historical industry default statistics developed by rating agencies. Lastly, we evaluate the overall adequacy of the valuation allowance for the total reinsurance recoverable balances based on qualitative and judgmental factors. Based on this process, at December 31, 2007, we recorded a valuation provision against reinsurance recoverable balances of $34 million (2006: $34 million). We have not written off any significant reinsurance recoverable balances in the last three years.

See Item 8, Note 7 to the Consolidated Financial Statements for an analysis of reinsurance recoverable and valuation provision by segment. For an analysis of credit risk with respect our reinsurance recoverable balances at December 31, 2007, refer to Item 8, Note 10 (a), to the Consolidated Financial Statements.

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

We also write business on a line slip basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Statement of Financial Accounting Standard No. 60 Accounting and Reporting By Insurance Enterprises requires that if the ultimate premium is reasonably estimable, the estimated ultimate premium should be recognized as revenue over the period of the contract. Although a premium estimate is not contractually stated for business written on a line slip basis, we believe that the premium is reasonably estimable because we receive an initial estimate of the expected premium written from the client via the broker. This estimate has been derived by reference to one or more of the following: the historical premium volume experienced by the line slip; historical premium volume of similar line slips; and industry information on the underlying business. We may, if we believe appropriate, adjust the initial estimates provided by the broker to reflect management’s best judgments and expectations. This is most likely where the underwriter believes that the estimate is not prudent. Under these circumstances, we will generally recognize as revenue a lower than advised premium written estimate. We actively monitor the development of actual reported premium to the estimates made.

Where actual reported premium deviates from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premium in the period in which the determination was made. Line slip premium accounted for 3% of total gross premiums written in each of the last three years. Our line slip contracts are predominately written in our insurance segment and within our property, marine, political risk and aviation lines of business. Our limited historical experience has shown that estimated premiums from line slip contracts have varied and have been adjusted by up to approximately 10%, although larger variations, both positive and negative, are possible. A 10% variation in the our line slip premiums receivable balance at December 31, 2007, after considering the related expected losses and loss expenses and acquisition costs, would increase or decrease our pre tax net income by approximately $5 million.

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

Where actual reported premium deviates from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premium in the period in which the determination was made. During 2007, 2006 and 2005, proportional premiums accounted for 13%, 14% and 15%, respectively, of total gross premiums written. Our proportional contracts are predominately written in our reinsurance segment and within our property, professional lines and casualty lines of business. Our limited historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 10%, although larger variations, both positive and negative, are possible. A 10% variation in the our proportional premiums receivable balance at December 31, 2007, after considering the related expected losses and loss expenses and acquisition costs, would increase or decrease our pre tax net income by approximately $11 million.

Reinstatement premiums for our insurance and reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described above in “Reserves for Losses and Loss Expenses.”

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2007, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Balance Sheets include a substantial amount of assets and to a lesser extent liabilities whose fair values are subject to market risks. Market risk represents the potential for an economic loss due to adverse changes in the fair value of a financial instrument. Our most significant market risks are primarily associated with changes in interest rates and foreign currency exchange rates. The following provides a sensitivity analysis on the potential effects that these market risk exposures could have on the future earnings, fair values or cash flows of our material financial instruments.

INTEREST RATE RISK

Fluctuations in interest rates have a direct impact on the market valuation of our fixed income investments. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our total cash and fixed maturity investments at December 31, 2007. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below. The hypothetical changes in interest rate risk do not reflect what could be deemed the best or worst case scenarios.

Interest Rate Movement Analysis on Market Value of Total Cash and Fixed Maturity Investments

	Interest Rate Shift in Basis Points
	-100	-50	0	+50	+100
Total Market Value	$9,895,406	$9,783,367	$9,664,588	$9,547,299	$9,422,473
Market Value Change from Base	2.39%	1.23%	-	(1.21%)	(2.51%)
Change in Unrealized Value	$230,818	$118,779	$-	$(117,289)	$(242,115)

We manage interest rate risk by selecting investments with durations, yields, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Refer to “Cash and Investments” section above, for a discussion of target and actual durations on our investment portfolios.

FOREIGN CURRENCY RISK

Fluctuations in foreign currency exchange rates have a direct impact on the valuation of our assets and liabilities denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. Additionally, we may also enter into foreign currency forward contracts to manage portfolio risk and enhance our investment returns. Foreign currency forward contracts do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in our Consolidated Statements of Operations.

The principal currencies creating foreign exchange risk to the Company are the Sterling, the Euro, the Australian dollar, the Canadian dollar and the Japanese Yen. The following table provides a hypothetical analysis on our exposure to foreign exchange rate risk at December 31, 2007 and 2006:

As at December 31,	2007	2006

Fair value of net assets denominated in foreign currencies	$862,664	440,118
As a percentage of total shareholder’s equity	17%	10%
Pre-tax impact on equity of hypothetical 10% movement of the U.S dollar	$78,424	40,011

VALUE AT RISK

Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in the fair values of our cash and investments. The VaR calculation is calculated using a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our cash and investments at December 31, 2007 was approximately $276 million, or 2.6%, compared to $202 million, or 2.1% at December 31, 2006, which represents the potential loss in fair value of our cash and investments over a one year time horizon within a 95% confidence level. The increase in our VaR was primarily related to increased volatility in the markets. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position. During the years ended 2007 and 2006 actual changes in fair value did not exceed the VaR amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE

Hamilton, Bermuda

February 25, 2008

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(in thousands)	2007	2006
Assets
Investments:
Fixed maturity investments available for sale, at fair value (Amortized cost 2007: $8,301,528; 2006: $6,574,249)	$8,331,666	$6,532,723
Other investments, at fair value	645,987	1,130,664

Total investments	8,977,653	7,663,387
Cash and cash equivalents	1,332,921	1,989,287
Accrued interest receivable	87,338	76,967
Insurance and reinsurance premium balances receivable	1,231,494	1,125,822
Reinsurance recoverable balances	1,280,295	1,293,660
Reinsurance recoverable balances on paid losses	76,598	65,494
Deferred acquisition costs	276,801	251,799
Prepaid reinsurance premiums	242,940	241,821
Securities lending collateral	865,256	794,149
Net receivable for investments sold	86,356	-
Goodwill and intangible assets	61,653	29,041
Other assets	156,004	133,860

Total assets	$14,675,309	$13,665,287

Liabilities
Reserve for losses and loss expenses	$5,587,311	$5,015,113
Unearned premiums	2,146,087	2,015,556
Insurance and reinsurance balances payable	244,988	294,374
Securities lending payable	863,906	791,744
Senior notes	499,261	499,144
Other liabilities	175,134	174,524
Liability under repurchase agreement	-	400,000
Net payable for investments purchased	-	62,185

Total liabilities	9,516,687	9,252,640

Commitments and Contingencies

Shareholders’ Equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2007: 142,520; 2006: 149,982 shares issued)	1,850	1,875
Additional paid-in capital	1,869,810	1,929,406
Accumulated other comprehensive income (loss)	22,668	(44,638)
Retained earnings	2,968,900	2,026,004
Treasury shares, at cost (2007: 5,466; 2006: nil shares)	(204,606)	-

Total shareholders’ equity	5,158,622	4,412,647

Total liabilities and shareholders’ equity	$14,675,309	$13,665,287

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(in thousands, except for share amounts)
Revenues
Net premiums earned	$2,734,410	$2,694,270	$2,553,683
Net investment income	482,873	407,100	256,712
Net realized investment gains (losses)	5,230	(25,702)	(16,912)
Other insurance related income (loss)	3,911	2,893	(5,085)

Total revenues	3,226,424	3,078,561	2,788,398

Expenses
Net losses and loss expenses	1,370,260	1,425,855	2,051,129
Acquisition costs	384,497	386,959	337,383
General and administrative expenses	303,831	268,396	212,842
Foreign exchange (gains) losses	(16,826)	(32,505)	54,090
Interest expense and financing costs	51,153	32,954	32,447

Total expenses	2,092,915	2,081,659	2,687,891

Income before income taxes	1,133,509	996,902	100,507
Income tax expense	41,491	33,842	6,067

Net income	1,092,018	963,060	94,440

Preferred share dividends	36,775	37,295	4,379

Net income available to common shareholders	$1,055,243	$925,765	$90,061

Weighted average common shares and common share equivalents:
Basic	147,524	149,745	143,226

Diluted	164,515	164,394	157,524

Earnings per common share:
Basic	$7.15	$6.18	$0.63

Diluted	$6.41	$5.63	$0.57

Cash dividends declared per common share	$0.68	$0.615	$0.60

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(in thousands)
Net income	$1,092,018	$963,060	$94,440
Other comprehensive income, net of tax
Change in unrecognized prior service cost on the supplemental executive retirement plans (SERPs)	2,465	(484)	-
Unrealized gains (losses) arising during the period	70,377	22,517	(72,211)
Adjustment for re-classification of investment (gains) losses realized in net income	(5,536)	15,630	(18,542)

Comprehensive income	$1,159,324	$1,000,723	$3,687

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands)	2007	2006	2005
Common shares (shares outstanding)
Balance at beginning of period	149,982	148,831	152,737
Shares issued, net	791	1,162	8,877
Shares repurchased for treasury	(5,466)	-	-
Shares repurchased and cancelled	(2,787)	(11)	(12,783)

Balance at end of period	142,520	149,982	148,831

Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,875	1,861	1,910
Shares issued	10	14	111
Shares repurchased and cancelled	(35)	-	(160)

Balance at end of period	1,850	1,875	1,861

Additional paid-in capital
Balance at beginning of period	1,929,406	1,886,356	2,017,144
Shares issued	1,385	305	184,921
Shares repurchased and cancelled	(103,469)	(335)	(349,840)
Stock options exercised	7,503	17,411	8,577
Share-based compensation expense	34,985	25,669	25,554

Balance at end of period	1,869,810	1,929,406	1,886,356

Accumulated other comprehensive income (loss)
Balance at beginning of period	(44,638)	(77,798)	12,915
Unrealized appreciation (depreciation) on fixed maturity investments	67,238	38,326	(92,409)
Amortization of prior service cost on the SERPs	2,465	(484)	-
Change in deferred taxes	(2,397)	(179)	1,696

	22,668	(40,135)	(77,798)
Adjustment to initially apply FASB No. 158	-	(4,503)	-

Balance at end of period	22,668	(44,638)	(77,798)

Retained earnings
Balance at beginning of period	2,026,004	1,201,932	1,206,095
Net income	1,092,018	963,060	94,440
Series A and B preferred share dividends	(36,775)	(37,295)	(4,379)
Common share dividends	(112,347)	(101,693)	(94,224)

Balance at end of period	2,968,900	2,026,004	1,201,932

Treasury shares, at cost
Balance at beginning of period	-	-	-
Shares repurchased for treasury	(204,606)	-	-

Balance at end of period	(204,606)	-	-

Total shareholders’ equity	$5,158,622	$4,412,647	$3,512,351

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$1,092,018	$963,060	$94,440
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(5,230)	25,702	16,912
Change in fair value of other investments	(23,251)	(32,384)	(9,517)
Amortization/accretion of fixed maturities	(13,946)	31,913	32,009
Other amortization and depreciation	29,111	8,680	9,274
Share-based compensation expense	34,985	25,669	25,553
Changes in:
Accrued interest receivable	(10,371)	(17,183)	(12,076)
Reinsurance recoverable balances	2,261	158,956	(898,894)
Deferred acquisition costs	(25,002)	(55,411)	14,694
Prepaid reinsurance premiums	(1,119)	39,758	(10,355)
Reserve for loss and loss expenses	572,198	271,775	2,315,861
Unearned premiums	130,531	255,089	115,659
Insurance and reinsurance balances, net	(155,058)	(118,705)	(46,121)
Other items	(54,111)	56,386	(64,498)

Net cash provided by operating activities	1,573,016	1,613,305	1,582,941

Cash flows from investing activities:
Purchases of available-for-sale fixed maturities	(8,578,190)	(4,900,182)	(7,324,809)
Sales and maturities of available-for-sale fixed maturities	6,755,461	4,435,543	6,440,423
Purchases of other investments	(139,250)	(701,584)	(300,872)
Sales of other investments	592,361	-	-
Purchase of assets	(47,026)	-	(27,751)

Net cash used in investing activities	(1,416,644)	(1,166,223)	(1,213,009)

Cash flows from financing activities:
(Repayment) proceeds from repurchase agreement	(400,000)	400,000	-
Repurchase of shares	(308,110)	(335)	(350,000)
Dividends paid - common shares	(111,226)	(90,575)	(82,777)
Dividends paid - preferred shares	(36,775)	(37,295)	-
Proceeds from issuance of common shares	8,898	17,856	204,046
Proceeds from issuance of preferred shares, net	-	(126)	489,564

Net cash (used in) provided by financing activities	(847,213)	289,525	260,833

Effect of exchange rate changes on foreign currency cash	34,475	(28,310)	17,896

(Decrease) increase in cash and cash equivalents	(656,366)	708,297	648,661
Cash and cash equivalents - beginning of period	1,989,287	1,280,990	632,329

Cash and cash equivalents - end of period	$1,332,921	$1,989,287	$1,280,990

Supplemental disclosures of cash flow information:
Income taxes paid	$60,023	$56,178	$27,800

Interest paid	$47,970	$28,750	$30,051

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

1.	History

AXIS Capital Holdings Limited (“AXIS Capital”) is the Bermuda-based holding company for the AXIS group of companies, collectively the “Company”. AXIS Capital was incorporated on December 9, 2002, under the laws of Bermuda. Through its subsidiaries organized in Bermuda, Ireland and the United States, AXIS Capital provides a broad range of insurance and reinsurance products on a worldwide basis under two distinct global underwriting platforms, AXIS Insurance and AXIS Re. In these notes, the terms “we,” “us,” “our,” or the “Company” refer to AXIS Capital and its direct and indirect subsidiaries.

2.	Significant Accounting Policies

The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the Financial Accounting Standards Board, a United States based accounting standard setter. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include all variable interest entities (VIEs) for which we are the primary beneficiary. All significant inter-company accounts and transactions have been eliminated.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates reflected in our consolidated financial statements are:

•	the reserve for losses and loss expenses;
•	reinsurance recoverable balances, including the provision for unrecoverable reinsurance;
•	premium written on a line slip and proportional basis;
•	the prepayment for mortgage-backed and asset-backed securities;
•	the valuation of deferred tax assets;
•	the impairments to the carrying value of the investment portfolio;
•	the fair value of certain derivatives; and
•	the fair values for other investments.

While the amounts included in the consolidated financial statements reflect management’s best estimates and assumptions, these amounts could ultimately differ from those estimates. Any such adjustments are reflected in income in the period in which they become known. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In particular, we reclassified the additional capital above par value on our Series A and B preferred shares from additional paid-in capital to the preferred shares caption in our Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity. Tabular dollars and share amounts are in thousands, except per share amounts. All amounts are reported in U.S. dollars. Our significant accounting policies are as follows:

a)	Investments

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

2.	Significant Accounting Policies (Continued)

Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method and is net of investment management fees and other expenses. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

Other investments

We account for our collateralized loan obligations (“CLOs”), investment funds and life settlement contracts at fair value. Interest, dividend income, income distributions, changes in net asset values, and realized gains and losses are included in net investment income. We have no significant influence and do not and have not participated in the management of CLOs, investment funds or the life settlement contracts. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term.

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

Investment funds include a short duration high yield fund, credit funds and hedge funds. The fair value for these investment funds is determined by management incorporating the net asset value provided by the third party administrators of these funds. The valuation for credit funds is reported on a one month lag.

We elected to use the fair value method to account for all of the life settlement contracts under FASB Staff Position No. FTB 85-4-1, Accounting for Life Settlement Contracts by Third Party Investors. The fair value of the life settlement contracts is based on discounting the estimated cash flows of the life insurance policies, as calculated by a financial institution and reviewed by management. The discount factor is calculated by deriving a risk yield curve which incorporates the USD LIBOR swap rates, credit spreads for the life insurance companies and a spread for longevity risk as observed in the secondary market. Changes in the fair value of life settlement contracts, life insurance proceeds and life premium payments are included in net investment income. The cash flows relating to the life settlement contracts are included in investing activities in the Consolidated Statements of Cash Flows.

Other than temporary declines in investments

We assess quarterly whether declines in fair value of our investments represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where we have determined that there is an other than temporary impairment in the fair value of the security, the cost of the security is written down to the fair value and the unrealized loss at the time of the determination is charged to net realized investment gains (losses) in the Consolidated Statement of Operations.

b)	Cash and cash equivalents

Cash equivalents include money-market funds and fixed interest deposits placed with a maturity of under 90 days when purchased. At December 31, 2007, cash and cash equivalents included restricted cash of $60 million, primarily for collateralizing certain reinsurance agreements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

2.	Our Significant Accounting Policies (Continued)

c)	Premiums and Acquisition Costs

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

Under FAS No. 60, Accounting and Reporting by Insurance Enterprises, a company is permitted to book premium as long as it is reasonably estimable. For line slip premiums, we receive an initial estimate of expected premium from the client via the broker. This estimate has been derived by reference to one or more of the following: the historical premium volume experienced by the line slip; historical premium volume of similar line slips; and industry information on the underlying business. We may, if we believe appropriate, adjust the initial estimates provided by the broker to reflect management’s best judgment and expectations. This is most likely where the underwriter believes that the estimate is not prudent. In the case of proportional contracts, similar to our line slip business, we are able to reasonably estimate the premium written by reference to an initial estimate of expected ceded premium received from our clients. In most cases, the treaties are not new and the client can use historical experience to estimate the amount of premium. We may, if we believe appropriate, adjust the initial estimates provided by the broker to reflect management’s best judgments and expectations. This is most likely where the underwriter believes that the estimate is not prudent. We monitor the emergence of actual premium data on line slip policies and proportional reinsurance contracts and adjust our estimates of written premiums to reflect reported premiums on a periodic basis as additional information becomes available.

Premiums are earned over the terms of the policies in proportion to the risks to which they relate. Unearned premiums represent the portion of premiums written that is applicable to the unexpired portion of the policies in force.

Reinstatement premiums for our insurance and reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and earned on a pro-rata basis over the remaining risk period. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described in Note 2 (e) below.

Acquisition costs, which comprise primarily of fees and commissions paid to brokers and taxes, vary with and are directly related to the acquisition of policies. Acquisition costs are shown net of commissions earned on ceded business. These net costs are deferred and amortized over the periods in which the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed.

d)	Reinsurance

In the normal course of business, we seek to reduce the loss that may arise from events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various lines of business with other reinsurers. Reinsurance premiums ceded are expensed over the period the reinsurance coverage is provided. Prepaid reinsurance premiums represent the portion of premiums ceded on the unexpired term of the policies in force. Reinstatement premiums ceded are recorded at the time a loss event occurs where coverage limits for the remaining life of a contract are reinstated under pre-defined contract terms and are expensed over the remaining risk period.

Reinsurance recoverables are based on contracts in force and are presented net of a reserve for uncollectible reinsurance. The method for determining the reinsurance recoverable on unpaid losses and loss expenses involves actuarial estimates of unpaid losses and loss expenses as well as a determination of our ability to cede unpaid losses and loss expenses under our reinsurance treaties.

The reserve for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that will ultimately not be recovered due to reinsurer insolvency, contractual disputes or some other reason. The valuation of this reserve includes several processes including a review of the credit ratings of the reinsurance recoverables by reinsurer, an analysis of default probabilities as well as coverage issues. These factors require considerable management judgment and the factors are reviewed in detail on a regular basis with any resulting adjustments reflected in losses and loss expenses in our Consolidated Statement of Operations in the period that collection issues are identified.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

2.	Significant Accounting Policies (Continued)

e)	Loss and Loss Expenses

Reserves for losses and loss expenses are established by management and represent an estimate of the total cost of claims that are reported but not yet paid (“case reserves”) and the anticipated cost of claims incurred but not reported (“IBNR”).

For reported losses, management primarily establishes case reserves based on amounts reported from insureds or ceding companies. Management may also establish additional case reserves on claims reported which are not considered adequately reserved. Case reserves are established on a case by case basis within the parameters of coverage provided in the insurance and reinsurance contracts. Our general IBNR reserves are calculated by projecting our ultimate losses on each class of business and subtracting paid losses and case reserves. Unlike case reserve, IBNR is generally calculated at an aggregate level and cannot usually be directly identified as reserves for a particular loss or contract.

Within our reserving process, management utilizes the initial expected loss ratio method (“IELR”), chain ladder and Bornhuetter-Ferguson (“BF”) actuarial methods. The IELR method estimates ultimate losses based on pricing information and industry data. The BF method uses as a starting point an assumed IELR and blends in the loss ratio implied by the claims experience to date. The chain ladder method uses the historical development profile of claims experienced on older accident years to project the more recent, less developed accident years to their ultimate position. The basis of our selected single point best estimate on a particular line of business is often a blend of the results from two or more methods (e.g. weighted averages). Our estimate is highly dependent on management’s judgment as to which method(s) is most appropriate for a particular accident year and class of business. Our methodology changes over time as new information emerges regarding underlying loss activity and other data issues.

Management also performs an analysis of additional factors to be considered when establishing our IBNR, intended to enhance our best estimate beyond quantitative techniques and reflect uncertainties specific to our business. These uncertainties may vary over time, but generally contemplate matters such as the timing and emergence of claims or short term market trends. While we believe that our reserves for losses and loss expenses are sufficient to pay losses that fall within the coverages we assume, actual losses and loss expenses may be materially greater or less than the reserve provided. Due to the limited length of time we have been operating, actual loss experience is limited; this increases the potential for material deviation from currently estimated amounts. The methods of determining such estimates and establishing the resulting reserve are reviewed quarterly and any adjustments are reflected in income in the period in which they become known.

f)	Foreign Currency Transactions

Our functional currency is the U.S. dollar. We remeasure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Operations. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. In the case of foreign currency denominated fixed maturity investments, the change in exchange rates between the local currency and our functional currency at each balance sheet date represents an unrealized appreciation or decline in value of these securities, and is included as a component of accumulated other comprehensive income.

g)	Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the fair value recognition and measurement provisions of FAS No. 123, Accounting for Stock-Based Compensation (“FAS No. 123”). Effective January 1, 2006, we adopted FAS No. 123 (revised 2004), Share Based Payment (“FAS No. 123(R)”) using the modified prospective approach. We determine the fair value of the stock-based award at the date of grant and recognized the share-based compensation expense over the period the award is earned by the employee, net of our best estimate of forfeiture benefits. The adoption of FAS 123(R) did not have a significant impact on net income and basic and diluted earnings per share for 2006.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

2.	Significant Accounting Policies (Continued)

h)	Derivative Instruments

We account for our derivative instruments using FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). For non-hedging transactions, FAS 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with movements in fair value reflected in earnings. We may enter into derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts in order to manage duration and foreign currency exposure, obtain exposure to a particular financial market or for yield enhancement. We manage the exposure to these instruments based on guidelines established by management and these derivative instruments are carried at fair value with the corresponding changes in fair value recognized in the Consolidated Statements of Operations in the period that they occur.

Insurance and Reinsurance Derivative Contracts

From time to time we enter into insurance and reinsurance contracts that meet the definition of a derivative contract under FAS 133. We record these contracts at fair value with any changes in the value reflected in other insurance related income in the Consolidated Statements of Operations. Generally, the contracts are modeled on prevailing market conditions and certain other factors relating to the structure of the contracts. Our model takes into account movements on credit spreads and credit qualities. When data is not readily available from the market, we use data from independent counterparties.

Investment Related Derivative Contracts

We currently use foreign currency forward contracts to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. Foreign currency forward contracts purchased are not specifically identifiable against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. Realized and unrealized gains (losses) on foreign currency forward contracts that are purchased as part of our investment strategies are recognized in realized investment gains (losses) in the Consolidated Statements of Operations.

Foreign Currency Related Derivative Instruments

We currently use foreign currency forward contracts as part of our process to manage foreign currency exposures in the balance sheet. Foreign currency forward contracts are purchased as economic hedges to minimize the effect of fluctuating foreign currencies but are not specifically identifiable against cash, any single security or any groups of securities, insurance and reinsurance premium balances receivable or the reserve for losses and loss expenses and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. Realized and unrealized gains (losses) on foreign currency forward contracts that are purchased as economic hedges of our net foreign exposure are recognized in foreign exchange losses (gains) in the Consolidated Statements of Operations.

i)	Intangible Assets

In accordance with FAS No. 142, Goodwill and Other Intangible Assets, we classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. For intangible assets with finite lives, we amortize the value of the assets over their useful lives. The estimated remaining useful lives for these assets range from 3 to 12 years. We also test assets for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or change in the assessment of future operations. We record an impairment charge when the carrying value of the finite lived intangible assets is not recoverable by the cash flows generated from the use of the asset.

We do not amortize identifiable intangible assets with indefinite lives and goodwill. We test these intangible assets and goodwill for impairment on a yearly basis, or whenever changes in circumstances warrant an analysis of the recoverability of these assets. If we determine that an impairment exists, we adjust the carrying value of these assets to fair value and record the impairment charge in income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

2.	Significant Accounting Policies (Continued)

j)	Taxation

We have certain subsidiaries which operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are provided based upon enacted tax laws and rates applicable in the relevant jurisdictions. Deferred income taxes are provided on all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance against deferred tax assets is recorded when our assessment indicates that it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes  –  An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Under FIN 48, the tax benefits of uncertain tax positions may only be recognized when the position is more-likely-than-not to be sustained upon audit by the relevant taxing authorities.

k)	Treasury Shares

Treasury shares are common shares repurchased by our Company and not subsequently cancelled. These shares are recorded at cost and result in a reduction of our shareholders’ equity in the Consolidated Balance Sheets.

l)	Recently Issued Accounting Policies Not Yet Adopted

(i)  Fair value measurements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt FAS 157 on January 1, 2008, and we do not anticipate any cumulative-effect adjustment to beginning retained earnings or any material adjustment prospectively to our earnings and other comprehensive income.

(ii)  Fair value option

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This standard permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial instruments and certain other items including insurance contracts. An entity electing the fair value option would be required to recognize changes in fair value in earnings and provide disclosure that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS 107, Disclosures about Fair Value of Financial Instruments. FAS 159 was effective for fiscal years beginning after November 15, 2007. We will adopt FAS 159 on January 1, 2008, and have no current plans to elect fair value option for our financial assets and liabilities.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

2.	Significant Accounting Policies (Continued)

(iii)  Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued FAS No. 141(R), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to provide additional disclosures on the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the acquirer obtains control of one or more businesses, even if control is not obtained by purchasing equity interests or net assets. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Both FAS 141(R) and FAS 160 apply prospectively to business combinations for which the acquisition date is on or after December 15, 2008, except for the presentation and disclosure requirements of FAS 160 which will be applied retrospectively for all periods presented.

3.	Segment Information

Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re and therefore we have determined that we have two reportable segments, insurance and reinsurance. Except for goodwill and intangible assets, we do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

Insurance

Our insurance segment provides insurance coverage on a worldwide basis. In January 2007, we reorganized AXIS Insurance to further strengthen the global operations of the segment. This reorganization reflects the management of AXIS Insurance along global product lines rather than by geographical location. The new structure enables us to design insurance programs on a global basis in alignment with the global needs of many of our clients. The product lines in this segment are property, marine, terrorism, aviation, political risk, professional lines, liability and accident and health.

Reinsurance

Our reinsurance segment provides treaty and facultative property and casualty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional liability, credit and bond, motor, liability and other.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

3.	Segment Information (Continued)

The following tables summarize the underwriting results of our operating segments for the last three years and the carrying values of goodwill and intangible assets:

At and year ended December 31, 2007	Insurance	Reinsurance	Total
Gross premiums written	$2,039,214	$1,550,876	$3,590,090
Net premiums written	1,326,647	1,537,110	2,863,757
Net premiums earned	1,208,440	1,525,970	2,734,410
Other insurance related income	1,860	2,051	3,911
Net losses and loss expenses	(534,264)	(835,996)	(1,370,260)
Acquisition costs	(126,423)	(258,074)	(384,497)
General and administrative expenses	(175,810)	(69,721)	(245,531)

Underwriting income	$373,803	$364,230	738,033

Corporate expenses			(58,300)
Net investment income			482,873
Net realized investment gains			5,230
Foreign exchange gains			16,826
Interest expense and financing costs			(51,153)

Income before income taxes			$1,133,509

Net loss and loss expense ratio	44.2%	54.8%	50.1%
Acquisition cost ratio	10.5%	16.9%	14.1%
General and administrative expense ratio	14.5%	4.6%	11.1%

Combined ratio	69.2%	76.3%	75.3%

Goodwill and intangible assets	$61,653	$-	$61,653

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

3.	Segment Information (Continued)

At and year ended December 31, 2006	Insurance	Reinsurance	Total
Gross premiums written	$2,070,467	$1,538,569	$3,609,036
Net premiums written	1,460,399	1,528,780	2,989,179
Net premiums earned	1,305,760	1,388,510	2,694,270
Other insurance related income	1,758	1,135	2,893
Net losses and loss expenses	(636,684)	(789,171)	(1,425,855)
Acquisition costs	(152,002)	(234,957)	(386,959)
General and administrative expenses	(155,916)	(53,658)	(209,574)

Underwriting income	$362,916	$311,859	674,775

Corporate expenses			(58,822)
Net investment income			407,100
Net realized investment losses			(25,702)
Foreign exchange gains			32,505
Interest expense and financing costs			(32,954)

Income before income taxes			$996,902

Net loss and loss expense ratio	48.8%	56.8%	52.9%
Acquisition cost ratio	11.6%	16.9%	14.4%
General and administrative expense ratio	11.9%	3.9%	10.0%

Combined ratio	72.3%	77.6%	77.3%

Goodwill and intangible assets	$29,041	$-	$29,041

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

3.	Segment Information (Continued)

At and year ended December 31, 2005	Insurance	Reinsurance	Total
Gross premiums written	$1,875,017	$1,518,868	$3,393,885
Net premiums written	1,167,767	1,491,222	2,658,989
Net premiums earned	1,201,549	1,352,134	2,553,683
Other insurance related (loss) income	(5,085)	-	(5,085)
Net losses and loss expenses	(882,807)	(1,168,322)	(2,051,129)
Acquisition costs	(119,000)	(218,383)	(337,383)
General and administrative expenses	(117,703)	(48,410)	(166,113)

Underwriting income (loss)	$76,954	$(82,981)	(6,027)

Corporate expenses			(46,729)
Net investment income			256,712
Net realized investment losses			(16,912)
Foreign exchange losses			(54,090)
Interest expense and financing costs			(32,447)

Income before income taxes			$100,507

Net loss and loss expense ratio	73.5%	86.4%	80.3%
Acquisition cost ratio	9.9%	16.2%	13.2%
General and administrative expense ratio	9.8%	3.6%	8.3%

Combined ratio	93.2%	106.2%	101.8%

Goodwill and intangible assets	$30,575	$-	$30,575	(1)

(1) This balance excludes $6,438 of intangible assets relating to SERP (see Note 4)

The following table presents our gross premiums written by the geographical location of our subsidiaries:

Year ended December 31,	2007	2006	2005
Bermuda	$933,058	$1,084,716	$1,027,494
Europe	974,225	900,778	762,777
United States	1,682,807	1,623,542	1,603,614

Total gross premium written	$3,590,090	$3,609,036	$3,393,885

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

3.	Segment Information (Continued)

The following table presents our gross premiums written by segment and line of business:

Year ended December 31,	2007	2006	2005
Insurance
Property	$659,595	$641,245	$553,744
Marine	218,030	242,759	199,602
Terrorism	51,757	81,838	87,473
Aviation	70,387	113,392	181,969
Political risk	232,549	209,629	129,368
Professional lines	528,616	493,754	431,654
Liability	248,562	253,973	272,669
Accident and health	29,718	33,877	18,538

Total Insurance	2,039,214	2,070,467	1,875,017

Reinsurance
Catastrophe	471,514	464,096	520,057
Property	281,363	338,562	383,278
Professional lines	230,040	274,435	232,259
Credit and bond	124,976	97,664	103,277
Motor	96,999	84,171	73,992
Liability	244,612	204,619	165,122
Other	101,372	75,022	40,883

Total Reinsurance	1,550,876	1,538,569	1,518,868

Total	$3,590,090	$3,609,036	$3,393,885

4.	Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total
Net balance at December 31, 2005	$2,750	$26,036	$8,227	$37,013
Additions	-	-	401	401
Reclassification on adoption of FAS 158	-	-	(4,571)	(4,571)
Amortization	-	-	(3,802)	(3,802)

Net balance at December 31, 2006	2,750	26,036	255	29,041
Additions	24,003	-	9,700	33,703
Amortization	-	-	(1,091)	(1,091)

Net balance at December 31, 2007	$26,753	$26,036	$8,864	$61,653

Gross balance	$26,753	$26,036	$15,836	$68,625
Accumulated amortization	-	-	(6,972)	(6,972)

Net balance	$26,753	$26,036	$8,864	$61,653

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

4.	Goodwill and Intangible Assets (Continued)

In 2006, we adopted FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”), an amendment of FAS No. 87, 88, 106 and 132 (R). Accordingly, at December 31, 2006, we reclassified the remaining unrecognized prior service cost on the SERPs from intangible assets with a finite life to accumulated other comprehensive income. In 2007, we acquired the assets and operations of the Media Professional Division of MPI Insurance Agency, Inc, which resulted in recording $24 million and $10 million of goodwill and intangible assets with a finite life, respectively.

5.	Investments

a)	Fixed Maturity Investments

The amortized cost and fair values of our fixed maturity investments were as follows:

As at December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Type of Investment
U.S. government and agency	$1,032,441	$26,672	$(187)	$1,058,926
Non-U.S. government	264,109	20,712	(4,244)	280,577
Corporate	2,174,333	36,020	(60,687)	2,149,666
Mortgage-backed	3,467,573	29,946	(15,304)	3,482,215
Asset-backed	539,125	1,800	(8,145)	532,780
Municipals	823,947	3,792	(237)	827,502

Total	$8,301,528	$118,942	$(88,804)	$8,331,666

As at December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Type of Investment
U.S. government and agency	$1,190,700	$3,639	$(16,428)	$1,177,911
Non-U.S. government	146,847	9,182	(2,771)	153,258
Corporate	1,423,146	5,470	(10,063)	1,418,553
Mortgage-backed	2,896,362	9,758	(37,542)	2,868,578
Asset-backed	540,118	549	(2,317)	538,350
Municipals	377,076	1,257	(2,260)	376,073

Total	$6,574,249	$29,855	$(71,381)	$6,532,723

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

5.	Investments (Continued)

The following tables summarize the fixed income securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

As at December 31, 2007	12 months or greater		Less than 12 months		Total
Type of Investment	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$67,131	$(169)	$7,304	$(18)	$74,435	$(187)
Non-U.S. government	-	-	87,214	(4,244)	87,214	(4,244)
Corporate	188,901	(4,391)	776,234	(56,296)	965,135	(60,687)
Mortgage-backed	1,064,646	(13,100)	241,920	(2,204)	1,306,566	(15,304)
Asset-backed	68,959	(1,391)	132,735	(6,754)	201,694	(8,145)
Municipals	32,053	(150)	50,782	(87)	82,835	(237)

Total	$1,421,690	$(19,201)	$1,296,189	$(69,603)	$2,717,879	$(88,804)

As at December 31, 2006	12 months or greater		Less than 12 months		Total
Type of Investment	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$536,403	$(13,909)	$364,668	$(2,519)	$901,071	$(16,428)
Non-U.S. government	4,957	(151)	131,457	(2,620)	136,414	(2,771)
Corporate	421,943	(7,556)	449,679	(2,507)	871,622	(10,063)
Mortgage-backed	1,420,196	(33,607)	536,721	(3,935)	1,956,917	(37,542)
Asset-backed	149,673	(1,961)	166,200	(356)	315,873	(2,317)
Municipals	105,832	(1,803)	130,511	(457)	236,343	(2,260)

Total	$2,639,004	$(58,987)	$1,779,236	$(12,394)	$4,418,240	$(71,381)

At December 31, 2007, there were approximately 1,440 securities (2006: 1,945) in an unrealized loss position with a fair value of $2,718 million (2006: $4,418 million). Of these securities, there are 1,065 securities (2006: 1,497) that have been in an unrealized loss position for 12 months or greater with a fair value of $1,422 million (2006: $2,639 million). At December 31, 2007 and 2006 none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues. In 2007, we recorded an impairment charge of $9 million (2006: $5 million and 2005: nil) relating to 67 securities (2006: 36 securities) that we determined to be other than temporarily impaired, included in net realized investment gains (losses) in the Consolidated Statements of Operations.

The following summarizes information regarding the credit ratings of our fixed maturity portfolio:

As at December 31, 2007	Amortized Cost	Fair Value	% of Total Fair Value
Rating *
AAA	$5,838,546	$5,901,762	70.8%
AA	642,645	648,626	7.8%
A	1,045,747	1,039,323	12.5%
BBB	774,590	741,955	8.9%

Total	$8,301,528	$8,331,666	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

5.	Investments (Continued)

As at December 31, 2006	Amortized Cost	Fair Value	% of Total Fair Value
Rating *
AAA	$5,212,337	$5,178,035	79.3%
AA	315,052	312,565	4.8%
A	483,370	480,502	7.3%
BBB	563,490	561,621	8.6%

Total	$6,574,249	$6,532,723	100.0%

* Ratings as assigned by Standard & Poor’s Corporation

The contractual maturities of fixed maturity investments are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2007	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$888,999	$869,325	10.4%
Due after one year through five years	2,070,576	2,097,433	25.2%
Due after five years through ten years	873,955	887,499	10.7%
Due after ten years	461,300	462,414	5.5%
Mortgage and asset-backed securities	4,006,698	4,014,995	48.2%

Total	$8,301,528	$8,331,666	100.0%

As at December 31, 2006	Amortized Cost	Fair Value	% ot Total Fair Value
Maturity
Due in one year or less	$526,194	$524,190	8.0%
Due after one year through five years	1,614,763	1,606,197	24.6%
Due after five years through ten years	853,672	852,387	13.0%
Due after ten years	143,141	143,021	2.2%
Mortgage and asset-backed securities	3,436,479	3,406,928	52.2%

Total	$6,574,249	$6,532,723	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

5.	Investments (Continued)

b)	Other Investments

The table below shows our portfolio of other investments:

At December 31,	2007		2006
Hedge funds	$277,757	43.0%	$235,377	20.8%
Credit funds	194,241	30.1%	156,337	13.8%
Collateralized loan obligations	120,596	18.6%	263,621	23.3%
Short duration high yield fund	45,648	7.1%	97,562	8.6%
Other	7,745	1.2%	-	-
Life settlement contracts	-	-	377,767	33.5%

Total other investments	$645,987	100.0%	$1,130,664	100.0%

Life settlement contracts

On December 20, 2006, we purchased a 20-year asset-backed note (“Note”) in the amount of $400 million issued by a special-purpose entity (“SPE”). Through the purchase of this Note, we assumed longevity risk on 222 life insurance policies for a period of 20 years. We determined the SPE was a variable interest entity and through ownership of the Note we became its primary beneficiary. Accordingly, we consolidated the SPE, as well as the underlying SPEs, in our December 31, 2006 Consolidated Balance Sheet and eliminated all inter-company balances including the Note. At December 31, 2006, the consolidated assets and liabilities of the SPEs consisted primarily of restricted cash of $65 million, life settlement contracts portfolio of $378 million and other liability of $43 million.

On September 26, 2007, we sold the Note for a cash consideration of $400 million to a related party of the SPE (“buyer”), resulting in the deconsolidation of the SPE (see Note 8 (c)). Accordingly, from September 27, 2007, we have not included the results, assets and liabilities of the SPE in our Consolidated Financial Statements. Net investment income relating to the results of the SPE was negligible for 2007. The $400 million repurchase agreement used to finance the purchase of the Note was also terminated on September 26, 2007. During 2007, we recorded interest expense of $19 million (2006: nil) relating to the repurchase agreement.

c)	Net Investment Income

Net investment income was derived from the following sources:

Year ended December 31,	2007	2006	2005
Fixed maturities and cash equivalents	$460,525	$368,731	$246,295
Other investments	34,351	46,252	16,956

Gross investment income	494,876	414,983	263,251
Investment expenses	(12,003)	(7,883)	(6,539)

Net investment income	$482,873	$407,100	$256,712

Net investment income on our other investments includes interest, dividend income, income distributions, changes in net asset values, and realized gains and losses. During 2007, we recorded net realized losses on our other investments of $4 million (2006 and 2005: nil).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

5.	Investments (Continued)

The following provides an analysis of gross realized gains/losses and the change in unrealized gains/losses on investments included within accumulated other comprehensive loss:

Year ended December 31,	2007	2006	2005
Gross realized gains	$31,683	$10,645	$18,794
Gross realized losses	(26,371)	(35,291)	(43,042)

Net realized gains (losses) on fixed maturities	5,312	(24,646)	(24,248)
Changes in fair values of derivative instruments	(82)	(1,056)	7,336

Net realized investment gains (losses) on investments	$5,230	$(25,702)	$(16,912)

Change in unrealized gains (losses) on fixed maturities	$71,664	$37,047	$(92,452)

Proceeds from sales of fixed maturities classified as available for sale were $6,785 million, $4,124 million and $6,307 million in 2007, 2006 and 2005 respectively. The gross gains and losses on those sales are included in the table above.

d)	Securities Lending

We participate in a securities lending program whereby our securities, which are included in investments, are loaned to third parties, primarily major brokerage firms for short periods of time through a lending agent. We maintain control over the securities loaned, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102.0% of the market value of the loaned securities and is monitored and maintained by the lending agent. At December 31, 2007, we had $848 million (2006: $774 million) in securities on loan. We consider our securities lending activities to be non-cash investing and financing activities.

e)	Restricted investments

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts in certain large transactions for the benefit of ceding companies. These trust accounts generally take the place of Letter of Credit requirements. The assets in trust as collateral are primarily highly rated fixed maturity securities. The fair value of our restricted assets components are as follows:

As at December 31,	2007	2006
Assets used for collateral in Trust for inter-company agreements	$781,198	$734,938
Life settlement contracts	-	377,767
Deposits with U.S. regulatory authorities	29,624	27,934
Assets used for collateral in Trust for third party agreements	143,368	72,321

Total restricted investments	$954,190	$1,212,960

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

6.	Reserve for Losses and Loss Expenses

Our reserve for losses and loss expenses comprise the following:

As of December 31,	2007	2006
Reserve for reported losses and loss expenses	$1,697,385	$1,831,344
Reserve for losses incurred but not reported	3,889,926	3,183,769

Reserve for losses and loss expenses	$5,587,311	$5,015,113

The following table represents a reconciliation of our beginning and ending gross losses and loss expenses:

At and year ended December 31,	2007	2006	2005
Gross unpaid losses and loss expenses at beginning of period	$5,015,113	$4,743,338	$2,404,560
Less reinsurance recoverable balances at beginning of period	(1,359,154)	(1,518,110)	(596,299)

Net losses and loss expense reserves at beginning of period	3,655,959	3,225,228	1,808,261

Net incurred losses related to:
Current year	1,707,237	1,642,391	2,434,125
Prior years	(336,977)	(216,536)	(382,996)

	1,370,260	1,425,855	2,051,129

Net paid losses related to:
Current year	(165,739)	(120,143)	(287,290)
Prior years	(658,650)	(898,562)	(333,543)

	(824,389)	(1,018,705)	(620,833)

Foreign exchange loss (gain)	28,588	23,581	(13,329)

Net losses and loss expense reserves at end of period	4,230,418	3,655,959	3,225,228
Reinsurance recoverable balances at end of period	1,356,893	1,359,154	1,518,110

Gross unpaid losses and loss expenses at end of period	$5,587,311	$5,015,113	$4,743,338

Net loss and loss expenses incurred include net favorable prior period reserve development of $337 million, $217 million and $383 million for the years ended December 31, 2007, 2006 and 2005, respectively. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years. The following table summarizes the net favorable reserve development by segment:

	Insurance	Reinsurance	Total
2007	$214,018	$122,959	$336,977
2006	$167,533	$49,003	$216,536
2005	$268,743	$114,253	$382,996

The amounts above were almost entirely generated from our short-tail lines of business. For our long tail lines, our loss experience from older accident years is generally considered too immature as yet to recognize deviations from our initial expectations.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

6.	Reserve for Losses and Loss Expenses (Continued)

Favorable development on our short tail lines has primarily been due to there being significantly fewer late reported claims than we anticipated through our reserving process. The deviation between expected and actual claims experience is often greater for a company like ours that has a limited operating history and therefore relies more heavily upon industry based loss development profiles. Given the inherent limitations of this, our estimate of ultimate losses in prior years have included additional IBNR reserves intended to reflect reporting delays and other uncertainties specific to our business. These include the inherent delays we expect to arise from obtaining loss information on excess layers of business across our diverse worldwide exposures. As it has transpired, our actual claims experience in each of the last three years has been better than we projected, with late reporting being less prevalent than we anticipated.

7.	Reinsurance

We purchase treaty and facultative reinsurance to reduce exposure to a large loss or a series of large losses. Facultative reinsurance provides for all or a portion of the insurance provided by a single policy and each policy reinsured is individually negotiated. Treaty reinsurance provides for a specified type or category of risks. The reinsurance agreements are written on either an excess of loss or quota share basis. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. This excess point can be based on the size of an industry loss or a fixed monetary amount. These covers can be purchased on a package policy basis, which provide cover for a number of lines of business within one contract. Quota share covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss expenses from reinsurers. Under our reinsurance security policy, we predominantly cede our business to reinsurers rated A- or better by Standard & Poor’s and/or A.M. Best. We remain liable to the extent that reinsurers do not meet their obligations under these agreements either due to solvency issues, contractual disputes or some other reason.

The following table provides a breakdown of our ceded premiums by type of cover:

Year ended December 31,	2007	2006	2005
Treaty:
Quota Share	$280,375	$252,241	$274,967
Excess of Loss	380,287	297,207	398,453
Facultative	65,671	70,409	61,476

Total	$726,333	$619,857	$734,896

Gross and net premiums written and earned were as follows:

	2007		2006		2005
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned
Gross	$3,590,090	$3,459,816	$3,609,036	$3,353,884	$3,393,885	$3,278,266
Ceded	(726,333)	(725,406)	(619,857)	(659,614)	(734,896)	(724,583)

Net	$2,863,757	$2,734,410	$2,989,179	$2,694,270	$2,658,989	$2,553,683

Gross and net incurred losses and loss expenses were as follows:

Year ended December 31,	2007	2006	2005

Gross losses and loss expenses	$1,733,499	$1,720,353	$3,185,635
Reinsurance recoveries	(363,239)	(294,498)	(1,134,506)

Net incurred losses and loss expenses	$1,370,260	$1,425,855	$2,051,129

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

7.	Reinsurance (Continued)

Reinsurance recoverable and the provision for unrecoverable reinsurance by segment were as follows:

	At December 31, 2007
	Insurance	Reinsurance	Total
Reinsurance recoverable on unpaid losses and loss expenses	$1,288,096	$26,047	$1,314,143
Reinsurance recoverable on paid losses	64,106	12,492	76,598
Provision for unrecoverable reinsurance	(19,794)	(14,054)	(33,848)

Total reinsurance recoverable	$1,332,408	$24,485	$1,356,893

% of reinsurance recoverable with Reinsurers rated A- or better*	96.6%	34.9%	94.5%

	At December 31, 2006
	Insurance	Reinsurance	Total
Reinsurance recoverable on unpaid losses and loss expenses	$1,308,233	$19,425	$1,327,658
Reinsurance recoverable on paid losses	46,442	19,052	65,494
Provision for unrecoverable reinsurance	(19,944)	(14,054)	(33,998)

Total reinsurance recoverable	$1,334,731	$24,423	$1,359,154

% of reinsurance recoverable with Reinsurers rated A- or better*	97.3%	52.1%	96.0%

* Ratings as assigned by Standard & Poor’s and/or A.M. Best. At December 31, 2007, 9.2% of the total reinsurance recoverable balance was collateralized (2006: 13.8%).

8.	Derivative Instruments

a)	Investment Derivatives

During 2007, we recorded a negligible amount of realized and unrealized losses on foreign currency forward contracts in our investment portfolio (2006: $1 million loss; 2005: $7 million gain). At December 31, 2007, the net contractual amount of these foreign currency forward contracts was $45 million (2006: $3 million; 2005: $27 million) with a negligible unrealized loss in each of the three years. During 2007, we recorded realized and unrealized losses on mortgage-backed securities that were accounted for as derivatives of $1 million (2006: $3 million; 2005: negligible). At December 31, 2007 and 2006, we did not hold any mortgage-backed securities in our investment portfolio that are accounted for as derivatives.

b)	Foreign Currency Derivatives

During 2007, we recorded realized and unrealized gains of $1 million (2006: $6 million loss; 2005: $5 million gain) on foreign currency forward contracts used to manage foreign currency exposures in the balance sheet. At December 31, 2007, the net contractual amount of these foreign currency forward contracts was $122 million (2006: $10 million) with an unrealized gain of $2 million (2006: $1 million loss; 2005: $1 million gain).

c)	Insurance & Reinsurance Contracts

On September 26, 2007, following the sale of the Note (see Note 5 (b)), we entered into an insurance contract with the buyer whereby we agreed to indemnify the buyer in the event of non payment on the principal of its investment in a newly issued $400 million asset-backed note. This security has a 10 year term with the full principal amount due at maturity and is collateralized by a portfolio of life settlement contracts and cash held by the same SPE as disclosed in Note 5 (b). Through our insurance contract, we hold an implicit variable interest in the SPE; but management has determined that we are not its primary beneficiary. We have recorded the insurance contract as a derivative contract.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

8.	Derivative Instruments (Continued)

As there is no active market for this contract, we engaged an independent consultant to assist us in calculating its fair value. The independent consultant developed our valuation model that incorporated all of the significant cash flows relating to the insurance contract. It includes the cash flows relating to the assets supporting the $400 million note, namely life settlement contracts, cash and hedging instruments, as well as associated expenses. The estimated loss payment and risk margin, net of our contractual insurance premiums, were discounted using a risk free yield curve. We exercised significant judgment in deriving this fair value. At December 31, 2007, we recorded a fair value of $16 million for the derivative contract and it was included in other liabilities in our Consolidated Balance Sheets. The change in fair value of the derivative was solely due to collection of insurance premiums and accordingly, there was no income or loss derived from this contract in 2007. At December 31, 2007, our maximum exposure to a loss was $400 million on an undiscounted basis.

During 2006, we entered into a $100 million Total Return Swap Facility (the “Facility”) with a financial institution for the purpose of accessing and isolating natural peril exposures embedded in capital market instruments. We utilized half of the Facility to enter into a $50 million catastrophe-related total return swap transaction, which was collateralized by a lien over a portfolio of the Company’s investment grade securities. During 2007, we earned contract payments, net of the Facility fee, in exchange for assuming losses from qualifying earthquake loss events. This income was included in other insurance related income (loss) in the Consolidated Statements of Operations. At December 31, 2007 and 2006, the fair value of the total return swap was negligible. The Facility will terminate on September 15, 2009.

During 2005, we terminated all existing reinsurance contracts that were accounted for as derivatives. The change in fair value of these contracts resulted in a net loss of $6 million.

9.	Debt and Financing Arrangements

a)	Senior Notes

On November 15, 2004, we issued $500 million of senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $496 million. The Senior Notes bear interest at a rate of 5.75%, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the Senior Notes will mature on December 1, 2014. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the Senior Notes indenture at December 31, 2007 and 2006.

Interest expense on our Senior Notes includes interest payable, amortization of the offering discount and amortization of debt offering expenses. The offering discount and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. In each of the last three years, we incurred interest expense for the Senior Notes of $29 million.

b)	Credit Facilities

At December 31, 2007, we had a $1.5 billion credit facility agreement with a syndicate of lenders. The credit agreement is an unsecured five-year facility that allows us to issue letters of credit up to the full amount of the facility and to borrow up to $500 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit facility will expire on August 25, 2010. On September 26, 2007, we amended the facility to modify certain definitions in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default. All other terms and conditions remain unchanged.

The credit agreement contains various loan covenants, including limitations on the incurrence of future indebtedness, future liens, fundamental changes, investments and certain transactions with affiliates. The facility requires that we maintain 1) a minimum consolidated net worth of $2.0 billion plus (A) 25% of consolidated net income (if positive) of AXIS Capital for each semi-annual fiscal period ending on or after December 31, 2005 plus (B) an amount equal to 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period; and 2) a maximum debt to total capitalization ratio 0.35:1.0.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

9.	Debt and Financing Arrangements (Continued)

We were in compliance with all covenants at December 31, 2007 and 2006. At December 31, 2007, we had letters of credit outstanding of $306 million (2006: $365 million). There was no debt outstanding under the credit facility at December 31, 2007 and 2006.

10.	Commitments and Contingencies

a)	Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments and reinsurance recoverable balances. Our investment portfolio is managed by external investment managers in accordance with our investment guidelines. Specific provisions limit the allowable holdings of a single issue and issuers. Within our fixed income portfolio, we attempt to limit our credit exposure by purchasing fixed income investments rated BBB or higher. In addition, we limit our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A- or above and 3% or less of our portfolio for securities rated between BBB and BBB+. At December 31, 2007, we did not have an aggregate exposure to any single issuer of 10% or more of our shareholders’ equity, other than with respect to U.S. government and agency securities.

Concentration of credit risk with respect to reinsurance recoverable balances is limited due to the number of reinsurers used on our reinsurance programs. At December 31, 2007, the top ten reinsurers accounted for 62% of reinsurance balances recoverable, one of which accounted for 16% of this balance. Of the 62%, 55 percentage points are with reinsurers rated A+, with the remainder rated A, by A.M Best.

b)	Brokers

We produce our business through brokers and direct relationships with insurance companies. During 2007, three brokers accounted for 50% (2006: 52%; 2005: 52%) of our total gross premiums written. Marsh, Inc. (including its subsidiary Guy Carpenter and Company) accounted for 24% (2006: 25%; 2005: 28%), Aon Corporation for 16% (2006: 17%; 2005: 16%) and Willis Group Holdings Ltd. for 10% (2006: 10%; 2005: 8%). No other broker and no one insured or reinsured accounted for more than 10% of our gross premiums written in any of the last three years.

c)	Lease Commitments

We lease office space in the countries in which we operate under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business as required. During 2007, total rent expense with respect to these operating leases was $12 million (2006: $10 million: 2005: $8 million). Future minimum lease payments under our leases are expected to be as follows:

2008	$12,026
2009	12,857
2010	12,325
2011	12,207
2012	11,981
Later years	30,147

Total minimum future lease commitments	$91,543

d)	Investment Commitment

During September 2007, we made an investment commitment of $75 million in an alternative investment fund, of which $36 million was still outstanding at December 31, 2007. We expect to fund this remaining commitment during 2008.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

10.	Commitments and Contingencies (Continued)

e)	Reinsurance Purchase Commitment

During 2007, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at December 31, 2007, we have an outstanding reinsurance purchase commitment of $52 million.

f)	Legal Proceedings

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

g)	Dividends for Common Shares and Preferred Shares

On December 6, 2007 the Board of Directors declared a dividend of $0.185 per common share to shareholders of record at December 31, 2007 and payable on January 15, 2008. Additionally, the Board of Directors declared a dividend of $0.453125 per Series A 7.25% Preferred share and a dividend of $1.875 per Series B 7.5% Preferred share. The Series A Preferred share dividend is payable on January 15, 2008, to shareholders of record at December 31, 2007 and the Series B Preferred share dividend is payable on March 3, 2008 to shareholders of record at February 15, 2008.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

11.	Earnings Per Common Share

The following table provides a comparison of basic and diluted earnings per common share:

At and year ended December 31,	2007	2006	2005
Basic earnings per common share
Net income available to common shareholders	$1,055,243	$925,765	$90,061

Weighted average common shares outstanding	147,524	149,745	143,226

Basic earnings per common share	$7.15	$6.18	$0.63

Diluted earnings per common share
Net income available to common shareholders	$1,055,243	$925,765	$90,061

Weighted average common shares outstanding	147,524	149,745	143,226
Share equivalents:
Warrants	13,055	11,725	10,939
Options	2,385	2,016	2,052
Restricted stock	1,551	908	1,307

Weighted average common shares outstanding—diluted	164,515	164,394	157,524

Diluted earnings per common share	$6.41	$5.63	$0.57

The number of antidilutive common share equivalents that were not included in the above computation of diluted earnings per common share was: 2007: nil, 2006: 881,980 and 2005: 1,106,499.

12.	Shareholders’ Equity

a)	Common Shares

Authorized share capital

Our authorized share capital is 800,000,000 common shares, par value of $0.0125 per share.

Repurchase plans

On December 7, 2006, we announced that our Board had authorized a renewal of our share repurchase plan with authorization to repurchase $400 million of our common shares. This authorization will expire on December 31, 2008. During 2007, under this repurchase plan we repurchased 8,164,378 common shares for a total cost of $305 million, including 5,263,445 shares for $201 million from Trident II, L.P. and affiliated entities. On December 6, 2007, our Board approved a new share repurchase plan authorizing $400 million of share repurchases in addition to the $95 million remaining from the 2006 repurchase plan. This new authorization will expire on December 31, 2009. During 2007, we have repurchased 88,277 (2006: 10,923) common shares from employees for $3 million (2006: negligible) to satisfy withholding tax liabilities upon the vesting of restricted stock awards and the exercise of stock options. These share repurchases are excluded from our repurchase plans.

b)	Series A and B Preferred Shares

On October 5, 2005, we issued $250 million of 7.25% series A Preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the shares on and after October 15, 2010 at a redemption price of $25.00 per share. Dividends on the series A Preferred shares are non-cumulative. Consequently, if the board of directors does not authorize and declare a dividend for any dividend period, holders of the series A Preferred shares will

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

12.	Shareholders’ Equity (Continued)

not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of series A Preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on January 15, 2006, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.25% of the liquidation preference per annum. For 2007 and 2006, the total dividends declared on series A Preferred share was $1.8125 per share.

On November 23, 2005, we issued $250 million of 7.50% series B Preferred shares with a liquidation preference of $100.00 per share. We may redeem the shares on or after December 1, 2015 at a redemption price of $100.00 per share. Dividends on the series B Preferred shares if, as and when declared by our board of directors will be payable initially at a fixed rate per annum equal to 7.50% of the liquidation preference on the first day of March, June, September and December of each year, commencing on March 1, 2006, up to but not including December 1, 2015. Commencing on March 1, 2016, the dividend rate on the series B Preferred shares will be payable at a floating rate. During a floating rate period, the floating rate per annum will be reset quarterly at a rate equal to 3.4525% plus the 3-month LIBOR Rate. Dividends on the series B Preferred shares are non-cumulative. Consequently, if the board of directors does not declare a dividend for any dividend period, holders of the series B Preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and will not be payable. For 2007 and 2006, the total dividends declared on series B Preferred share was $7.50 per share.

The holders of the series A and B Preferred shares will have no voting rights except as described below. Whenever dividends payable on the series A and B Preferred shares have not been declared by the board of directors and paid for an aggregate amount equivalent to six full quarterly dividends (whether or not consecutive) on all of the series A and B Preferred shares or any class or series of parity stock then outstanding, the holders of the series A and B Preferred shares, together with the holders of each such class or series of parity stock, will have the right, voting together as a single class regardless of class or series, to elect two directors to our board of directors. We will use our best efforts to effectuate the election or appointment of these two directors. Whenever dividends on the series A and B Preferred shares and the parity stock then outstanding have been paid in full, or declared and sufficient funds have been set aside, for at least four dividend periods, the right of holders of the series A and B Preferred shares and the parity stock to be represented by directors will cease (but subject always to the same provision for the vesting of such rights in the case of any future suspension of payments in an amount equivalent to dividends for six full dividend periods whether or not consecutive), and the terms of office of the additional directors elected or appointed to the Board of Directors will terminate.

c)	Share Warrants

In connection with our formation, we issued warrants to founding shareholders which entitle them to purchase up to 12% of the aggregate number of outstanding shares at the date of issuance, calculated on a fully diluted basis, on the exercise date at a price of $12.50 per share. The warrants are subject to anti-dilution provisions that adjust in the event of dividends, distributions or stock adjustments. In the event of a dividend, a warrant holder may elect to take either an adjustment to both the exercise price and the number of shares issuable upon exercise of the warrants or to take a cash dividend that is paid upon exercise of the warrant. The anti-dilution provisions ensure that the holder is in the same position as if the warrant had been exercised immediately before the dividend, distribution or stock adjustment.

At December 31, 2007, 19,651,329 common shares (2006: 19,644,253; 2005: 19,650,509) would be issued pursuant to the warrants, if all warrants were exercised at an average price of $12.42 (2006: $12.44; 2005: $12.46). All warrants were exercisable on November 20, 2001. At December 31, 2007, we had accrued $43 million (2006: $31 million; 2005: $20 million) of cash dividends relating to the anti-dilution provision in respect of the warrants. The expiration date for the warrants is November 20, 2011.

The warrants were granted to the founding shareholders as an inducement to purchase our stock and therefore no compensation expense has been recorded in connection with the warrants. The fair value of the warrants at November 20, 2001 of $65 million has been included in additional paid-in capital. This value was calculated using the Black-Scholes option-pricing model. The three significant assumptions used were: risk-free interest rate of 5.1%; expected life of 7 years; and a dividend yield of nil.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

12.	Shareholders’ Equity (Continued)

d)	Treasury shares

Following our shareholders’ approval at the Annual General Meeting held in May 2007, we amended our bye-laws to permit common shares repurchased to be held in treasury. During 2007, of the total share repurchases disclosed above, 5,466,044 shares were held in treasury.

13.	Benefit Plans

We provide retirement benefits to eligible employees through various plans sponsored by us.

(i)	Defined Contribution Plans

We have several defined contribution plans that are self directed. Generally, mutual funds are made available pursuant to which employees and we contribute a percentage of the employee’s gross salary into the plan each month. During 2007, our total contribution expenses were $10 million (2006: $8 million and 2005: $7 million).

(ii)	Supplemental Executive Retirement Plans (“SERPs”)

We have SERPs for our two senior executives: Chairman, Michael Butt, and President and Chief Executive Officer (CEO), John Charman. The SERP requires our Company to make annual payments upon retirement for a period of 20 years for our CEO and 10 years for our Chairman. If either the CEO or Chairman dies, is disabled or a change of control of the Company occurs, the remaining benefits under their respective plan are payable by the Company in a lump sum. At December 31, 2007, the total lump sum contingently payable to our CEO and Chairman was $22 million and $3 million, respectively. During 2007, the plan assets were invested in money market funds and the pension expense was $2 million (2006: $2 million and 2005: $3 million). At December 31, 2007, the SERPs were fully funded.

The weighted-average assumptions used to determine our net periodic pension cost and benefit obligations were:

Year ended December 31,	2007	2006	2005
Discount rate for the period	6.00%	5.75%	5.75%
Expected return on plan assets	5.75%	5.75%	5.75%
Rate of increase in future pensions	3.00%	3.00%	3.00%

14.	Stock Compensation Plans

In May 2007, our shareholders approved the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (“2007 Plan”). The 2007 Plan provides for, among other things, the grant of restricted stock awards and units, non-qualified and incentive stock options, and other equity-based awards to our employees and directors. The maximum number of our common shares that may be delivered under our 2007 Plan is 5,000,000. As a result of the adoption of the 2007 Plan, the 2003 Long-Term Equity Compensation and 2003 Directors Long-Term Equity Compensation Plan were terminated (“2003 Plans”), except that all related outstanding awards will remain in effect. All stock compensation plans are administered by the Compensation Committee of our Board of Directors.

Over the years we have issued stock options, restricted stocks, and phantom stock units to our employees and directors but none of these awards were subject to performance and market conditions. At December 31, 2007, 4,963,500 million equity-based awards remain available for grant under the 2007 Plan. Subsequent to December 31, 2007, we granted 29,201 common shares and phantom stock units to our directors on January 15, 2008, at a fair value of $38.92 per share and 1,558,150 restricted shares to our employees on February 4, 2008, at a fair value of $39.20 per share.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

14.	Stock Compensation Plans (Continued)

(i)	Stock options

We have granted stock options under the 2003 Plans. These options generally become exercisable over a three-year annual vesting period and expire 10 years from the date of grant. We have determined the fair value of each stock option grant at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005
Expected term of the option	—	0.3 years	7.0 years
Risk-free interest rate	—	4.6%	4.2%
Expected volatility	—	20.0%	21.9%
Dividend yield	—	1.7%	2.5%

We have not issued stock options under the 2007 Plan. We also have not issued stock options in 2006 except for 23,334 modified stock options pursuant to a severance agreement. Under FAS No. 123(R), modified stock options are deemed cancelled and new grants issued at the new terms. We have elected to use the simplified method of calculating the expected life of the options, which is the average of the vesting period and the expiry period. The weighted-average fair value of stock options granted per share for 2007 was nil (2006: $4.48; 2005: $5.55).

The following is a summary of stock options as of December 31, 2007, and related activity for the year ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value* (‘000s)
Outstanding—beginning of year	5,146,984	$18.75
Granted	-	-
Exercised	(330,368)	22.72
Forfeited	(7,000)	28.02

Outstanding - end of year	4,809,616	$18.46	5.45 years	$98,610

Options exercisable at end of year	4,506,782	$17.83	5.35 years	$95,288

* The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the December 31, 2007, and the exercisable price, multiplied by the number of in-the-money-options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2007.

The total intrinsic value of stock options exercised during 2007 was $5 million (2006: $11 million; 2005: $10 million) and we received proceeds of $8 million (2006: $17 million; 2005: $9 million). During 2007, we expensed $1 million (2006: $4 million; 2005: $5 million) related to stock options and recorded $1 million of tax benefits thereon (2006: $1 million; 2005: $2 million). At December 31, 2007, there was no remaining unrecognized compensation cost related to stock options and we anticipate all outstanding stock options will vest.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

14.	Stock Compensation Plans (Continued)

The following table summarizes information about our stock options at December 31, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$12.50 – $13.75………………	2,512,112	$12.54	4.82	2,512,112	$12.54	4.82
$13.76 – $15.00………………	582,000	14.50	4.95	582,000	14.50	4.95
$15.01 – $16.25………………	29,334	16.25	6.22	29,334	16.25	6.22
$16.26 – $25.65………………	40,000	25.50	5.58	40,000	25.50	5.58
$25.66 – $29.62………………	1,646,170	28.78	6.58	1,343,336	28.95	6.48

	4,809,616	$18.46	5.45	4,506,782	$17.83	5.35

(ii)	Restricted stock

We have granted restricted stock under both our 2003 Plans and the 2007 Plan. The nature and general terms of these plans are materially consistent. For employees, restricted stock grants generally cliff vest three years after the date of grant or upon the employee’s earlier retirement, death, permanent disability or a change in control of the Company. For directors, restricted stock grants generally vest six months after the date of grant or upon the director’s earlier retirement, death, permanent disability or a change in control of the Company. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the employee’s employment terminates prior to vesting.

We have determined the fair value of restricted share grants using the closing price of our shares on the New York Stock Exchange on the day of the grant. The following table provides a reconciliation of the beginning and ending balance of unvested restricted stock for the year ended December 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock - beginning of year	2,228,500	$29.95
Granted	1,596,400	33.02
Vested	(449,900)	29.68
Forfeited	(63,250)	31.30

Nonvested restricted stock—end of year	3,311,750	$31.44

During 2007, we granted 1,596,400 restricted shares (2006: 1,299,332; 2005: 900,934) to our employees and directors, with a weighted average grant-date fair value per share of $33.02 (2006: $31.01; 2005: $28.35). The total fair value of shares vested during 2007 was $13 million (2006: $3 million; 2005: $26 million). During 2007, we expensed $34 million (2006: $21 million; 2005: $20 million) in respect of restricted stock, and recorded tax benefits thereon of $6 million (2006: $3 million; 2005: $5 million). At December 31, 2007, there was $47 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted average period of 1.4 years. The grants in 2006 include 145,000 of modified grants issued pursuant to a severance agreement.

During 2007, we realized additional tax benefits for certain vested restricted stocks and exercised stock options of $1 million (2006: negligible; 2005: $3 million). These excess tax benefits are included in our cash flows from financing activities in the Consolidated Statements of Cash Flows.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

14.	Stock Compensation Plans (Continued)

In addition, our directors may elect to receive their fees in common shares rather than cash. At December 31, 2007, a cumulative total of 52,816 (2006: 44,834; 2005: 40,235) common shares had been granted under the 2003 Plans in lieu of fees. All awards are made at the fair value of the common shares at the time of the grant.

(iii)	Phantom stock units

We have an unfunded nonqualified deferred compensation plan for our directors that allows participating directors to elect (i) the amount, if any, of cash or stock as fees for services to be deferred and (ii) the form in which payment is to be made. Directors who choose to defer fees otherwise payable in shares are credited a number of phantom stock units equal in amount to the number of shares of stock deferred. In the event a cash dividend is declared on the stock, the portion of the participant’s deferral account denominated in phantom share units is credited with additional phantom share units (or portions thereof). Directors who choose to defer fees otherwise payable in cash are credited with interest on their cash deferral at a rate for the year of deferral that is 100 basis points above the 12-month LIBOR rate for deposits of U.S. dollars. Generally, benefits are paid upon termination of service as a director. In 2007, we issued 10,331 (2006: 10,324; 2005: 10,360) phantom stock units in lieu of: a) annual cash retainer, b) annual restricted stock grant, c) board and committee fees, and d) cash dividends declared on our common stock. At December 31, 2007, we had 53,463 (2006: 45,805; 2005 38,068) phantom stock units outstanding.

15.	Related Party Transactions

The transactions listed below are classified as related party transactions as each counterparty had or has had either a direct or indirect shareholding in us or has been a board member during any period covered by the financial statements.

The collateral manager of four of our CLO’s is Blackstone Debt Advisors L.P., who is entitled to management fees payable by the collateralized obligations in the ordinary course of business. We also have investments in three hedge funds and a credit fund that are managed by Blackstone Alternative Asset Management, LP, who is entitled to management fees in the ordinary course of business. During 2007, total management fees to the Blackstone Group was $4 million (2006: $2 million). We pay Marsh & McLennan Companies, Inc (“Marsh”) brokerage and commissions, which vary based on the amount of business produced. In addition, we pay fees to Marsh relating to accounting and human resources consulting services and the placement of insurance. Effective May 2005, Marsh ceased to be a related party. We incurred brokerage fees and commissions during 2005 of $92 million.

16.	Taxation

Under current Bermuda law, we are not required to pay any taxes in Bermuda on its income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2016.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulation. Should the U.S. subsidiaries pay a dividend to AXIS Capital, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2004-2007.

We also have operating subsidiaries and branch operations in Ireland, the United Kingdom, Singapore, and Switzerland which are subject to the relevant taxes in those jurisdictions. Our various European operating subsidiaries and branch operations in Ireland, the United Kingdom, and Switzerland are not under examination in any of these tax jurisdictions, but generally remain subject to examination for tax years 2003-2007.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

16.	Taxation (Continued)

The following table provides an analysis of our income tax expense and net tax assets:

Year ended December 31,	2007	2006	2005
Current income tax expense (benefit)
United States	$38,090	$44,074	$33,569
Europe	15,398	9,782	(1,436)
Deferred income tax expense (benefit)
United States	(11,966)	(19,702)	(27,351)
Europe	(31)	(312)	1,285

Total income tax expense	$41,491	$33,842	$6,067

Net current tax receivables (liabilities)	$3,640	$(2,615)	$(6,367)
Net deferred tax assets	79,725	70,124	50,874

Net tax assets	$83,365	$67,509	$44,507

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our net deferred tax asset (liability) were as follows:

At December 31,	2007	2006
Deferred tax assets:
Discounting of loss reserves	$48,947	$35,713
Unearned premiums	32,444	48,837
Accruals not currently deductible	23,195	18,602
Other deferred tax assets	4,941	10,235

Deferred tax assets before valuation allowance	109,527	113,387

Valuation allowance	—	(6,647)

Deferred tax assets net of valuation allowance	109,527	106,740

Deferred tax liabilities:
Deferred acquisition costs	(23,585)	(33,216)
Other deferred tax liabilities	(6,217)	(3,400)

Deferred tax liabilities	(29,802)	(36,616)

Net deferred tax assets	$79,725	$70,124

The valuation allowance in 2006 related to net unrealized losses on our fixed maturity investments and U.S. capital loss carryforwards of $8 million. We believed it was necessary to establish a valuation allowance of $7 million against the deferred tax assets arising from capital loss carryforwards of $1 million and net unrealized losses of $6 million due to insufficient positive evidence regarding the reversal of these losses. The establishment of the valuation allowance relating to net unrealized losses of $6 million was recorded as a component of other comprehensive income, at December 31, 2006, consistent with the treatment of the net unrealized losses.

At December 31, 2007, we determined that a valuation allowance for the deferred tax assets arising from capital loss carryforwards of $10 million ($4 million expire in 2010, $4 million expire in 2011 and $2 million expire in 2012) was not necessary due to sufficient unrealized gains in the investment portfolio which could be used to realize the capital loss carryforwards.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

16.	Taxation (Continued)

The reduction of the valuation allowance for the capital loss carryforwards was recorded in the deferred tax benefit. In addition, the investment portfolio within taxable jurisdictions, was in a net unrealized gain position at December 31, 2007, resulting in a deferred tax liability and eliminating the deferred tax asset and related valuation allowance for unrealized losses. The elimination of the valuation allowance related to net unrealized losses has been recorded as a component of other comprehensive income.

Although realization is not assured, management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. There were no unrecognized tax benefits at December 31, 2007 and 2006.

The following table is a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2007	2006	2005
Income before income taxes	$1,133,509	$996,901	$100,507

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
United States	3.0%	2.9%	8.7%
Europe	1.1%	0.8%	(0.3%)
Net tax exempt income	(0.6%)	(0.7%)	(1.4%)
Other	0.2%	0.4%	(1.0%)

Actual tax rate	3.7%	3.4%	6.0%

17.	Statutory Financial Information

Our insurance and reinsurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Ireland and the United States. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

The unaudited statutory capital and surplus, for our principal operating subsidiaries at December 31, 2007 and 2006 was as follows:

	Bermuda		Ireland		United States
At December 31,	2007	2006	2007	2006	2007	2006
Required statutory capital and surplus	$1,188,044	$1,098,344	$165,965	$174,656	$216,495	$191,867
Actual statutory capital and surplus	$4,018,421	$3,554,805	$765,119	$735,963	$992,176	$901,128

Our U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a company falls below the control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by our U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of our U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and cannot exceed 10% of total statutory capital and surplus. At December 31, 2007, the maximum dividend that our U.S. insurance operations could pay without regulatory approval was approximately $71 million.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

17.	Statutory Financial Information (Continued)

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda, our Bermuda subsidiary, AXIS Specialty Bermuda is restricted as to the payment of dividends for amounts greater than 25% of the prior year’s statutory capital and surplus whereby a signed affidavit by at least two members of the Board of Directors attesting that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins is required. At December 31, 2007, the maximum dividend AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $1.0 billion.

Our Irish subsidiaries are restricted from declaring dividends only out of “profits available for distribution”, which represents accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously realized either by distribution or capitalization and such losses do not include amounts previously written-off in a reduction or reorganization of capital. At December 31, 2007, the maximum dividends our Irish subsidiaries could pay, without prior approval, having met minimum levels of statutory capital and surplus requirements, was approximately $57 million.

Total statutory net income of our operating subsidiaries was $1,137 million, $980 million and $101 million for 2007, 2006, and 2005, respectively. The difference between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

18.	Fair Values of Financial Instruments

We use various financial instruments in the normal course of our business. Fair values of these financial instruments are based on quoted market prices, if available, estimates of fair values of similar instruments or our estimates of fair values. The carrying amounts and fair values of our financial instruments were as follows:

	2007		2006
At December 31,	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Cash and cash equivalents	$1,332,921	$1,332,921	$1,989,287	$1,989,287
Fixed maturity investments available for sale	8,331,666	8,331,666	6,532,723	6,532,723
Other investments	645,987	645,987	1,130,664	1,130,664
Securities lending collateral	865,256	865,256	794,149	794,149

Financial liabilities:
Securities lending payable	863,906	863,906	791,744	791,744
Senior notes	501,815	499,261	496,215	499,144
Derivative liability(1)	16,346	16,346	-	-
Liability under repurchase agreement	-	-	400,000	400,000
(1)	Included in other liabilities on our Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

19.	Condensed Quarterly Financial Data - Unaudited

The following tables summarize our quarterly financial data:

	2007
	Quarters ended
	Mar 31	Jun 30	Sep 30	Dec 31
Gross premiums written	$1,302,622	$959,378	$755,224	$572,865
Net premiums earned	685,304	693,941	685,845	669,320
Net income available to common shareholders	227,579	251,590	269,975	306,100
Comprehensive income	259,296	176,248	357,336	366,444
Earnings per common share - basic	$1.51	$1.69	$1.84	$2.13
Earnings per common share - diluted	$1.37	$1.51	$1.65	$1.89

	2006
	Quarters ended
	Mar 31	Jun 30	Sep 30	Dec 31
Gross premiums written	$1,164,740	$995,380	$734,910	$714,006
Net premiums earned	633,594	679,099	692,780	688,797
Net income available to common shareholders	195,185	223,400	226,222	280,958
Comprehensive income	148,376	200,285	347,354	304,708
Earnings per common share - basic	$1.31	$1.49	$1.51	$1.87
Earnings per common share - diluted	$1.19	$1.37	$1.37	$1.69

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon that assessment, the Company’s management believes that, as of December 31, 2007, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm has issued an audit report on our assessment of the our internal control over financial reporting. This report appears below.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control  –  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control  –  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 25, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche

Hamilton, Bermuda

February 25, 2008

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements

Included in Part II—See Item 8 of this report.

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule II	—	Condensed Financial Information of Registrant
Schedule III	—	Supplementary Insurance Information
Schedule IV	—	Supplementary Reinsurance Information

Schedules I, V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.	Exhibits

Exhibit Number	Description of Document

3.1	Certificate of Incorporation and Memorandum of Association of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1)(No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-laws of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 16, 2007).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Amended and Restated Series A Warrant for the Purchase of Common Shares (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).
4.3	Senior Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2004).
4.4	First Supplemental Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 15, 2004).
4.5	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).
4.6	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).
10.1	Amended and Restated Shareholders Agreement dated December 31, 2002, among AXIS Capital Holdings Limited and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
10.2	Employment Agreement between John R. Charman and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.3	Amendment No. 1 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated October 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007).
10.4	Service Agreement between Michael A. Butt and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.5	Service Agreement between Michael E. Morrill and AXIS Specialty U.S. Services, Inc. dated as of February 26, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2004).
10.6	Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated as of February 6, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2004).
10.7	Employment Agreement between William A. Fischer and AXIS Specialty Limited dated as of November 26, 2001 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2004).
10.8	Employment Agreement between John Gressier and AXIS Specialty Limited dated as of July 5, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2007).
10.9	Employment Agreement between Richard Strachan and AXIS Specialty Europe Limited dated as of November 21, 2002 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Amendment No. 3)(No. 333-103620) filed on June 10, 2003).
10.10	Employment Agreement between John J. Murray and AXIS Specialty Limited dated as of October 15, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 19, 2004).
10.11	Employment Agreement between Marshall F. Turner and AXIS Specialty U.S. Services, Inc. dated as of January 1, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.12	Employment Agreement between Karl Mayr and AXIS Re Limited dated as of November 12, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2005).

10.13	Credit Agreement dated August 25, 2005 among AXIS Capital Holdings Limited, AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, JP Morgan Chase Bank NA, as administrative agent and lender, and other lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on August 30, 2005).
10.14	Amendment No. 1 to Credit Agreement dated as of September 26, 2007, among AXIS Capital Holdings Limited, the Subsidiary Credit Parties party thereto, designated Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 16, 2007).
10.15	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Amendment No. 2)(No. 333-103620) filed on May 17, 2003).
10.16	2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on May 16, 2007).
10.17	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007).
10.18	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2007).
10.19	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2007).
10.20	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 16, 2007).
10.21	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).
10.22	2003 Directors Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2007).
10.23	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan.
10.24	Supplemental Executive Retirement Agreement between AXIS Specialty Limited and Michael A. Butt, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2004).
10.25	First Amendment to Supplemental Executive Retirement Agreement, effective as of May 12, 2006, between AXIS Specialty Limited and Michael A. Butt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2006).
10.26	Amendment I to Amended and Restated Service Agreement, effective as of May 12, 2006, between AXIS Specialty Limited and Michael A. Butt (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2006).
10.27	Supplemental Executive Retirement Agreement between AXIS Specialty Limited and John R. Charman as of January 1, 2004 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2004).
10.28	2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2004).
10.29	Employment Agreement dated September 8, 2006 between AXIS Capital Holdings Limited and Richard T. Gieryn, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2006).
10.30	Employment Agreement dated September 8, 2006 between AXIS Capital Holdings Limited and David B. Greenfield (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 14, 2006).
10.31	Employment Agreement dated September 8, 2006 between AXIS Capital Holdings Limited and Brian W. Goshen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2006).
10.32	Form of Grant Letter for certain employees of AXIS Specialty Europe Limited under the 2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006).
12.1	Computation of ratio of earnings to fixed charges and preference dividends.
21.1	Subsidiaries of the registrant.
23.1	Consent of Deloitte & Touche.
24.1	Power of Attorney (included as part of signature pages hereto).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2008.

AXIS CAPITAL HOLDINGS LIMITED
By:	/s/ JOHN R. CHARMAN John R. Charman Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned directors and executive officers of AXIS Capital Holdings Limited, hereby severally constitute David B. Greenfield, John J. Murray and Richard T. Gieryn Jr., and each of them singly, as our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2008.

Signature	Title

/s/ JOHN R. CHARMAN John R. Charman	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ DAVID B. GREENFIELD David B. Greenfield	Chief Financial Officer (Principal Financial Officer)

/s/ GORDON MCFADDEN Gordon McFadden	Controller (Principal Accounting Officer)

/s/ GEOFFREY BELL Geoffrey Bell	Director

/s/ MICHAEL A. BUTT Michael A. Butt	Director

/s/ CHARLES A. DAVIS Charles A. Davis	Director

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director

Signature	Title

/s/ DONALD J. GREENE Donald J. Greene	Director

/s/ CHRISTOPHER V. GREETHAM Christopher V. Greetham	Director

/s/ JURGEN GRUPE Jurgen Grupe	Director

/s/ MAURICE A. KEANE Maurice A. Keane	Director

/s/ SIR ANDREW LARGE Sir Andrew Large	Director

/s/ HENRY B. SMITH Henry B. Smith	Director

/s/ FRANK J. TASCO Frank J. Tasco	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 25, 2008; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche

Hamilton, Bermuda

February 25, 2008

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED BALANCE SHEETS – PARENT COMPANY

AT DECEMBER 31, 2007 AND 2006

	2007	2006
Assets
Investments in subsidiaries on equity basis	$5,973,189	$5,297,038
Cash and cash equivalents	9,411	10,050
Other assets	2,856	3,982

Total assets	$5,985,456	$5,311,070

Liabilities
Intercompany payable	$273,691	$359,524
Senior notes	499,261	499,144
Dividends payable	49,976	36,572
Other liabilities	3,906	3,183

Total liabilities	826,834	898,423

Shareholders’ Equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2007: 142,520; 2006: 149,982 shares issued)	1,850	1,875
Additional paid-in capital	1,869,810	1,929,406
Accumulated other comprehensive income (loss)	22,668	(44,638)
Retained earnings	2,968,900	2,026,004
Treasury shares, at cost (2007: 5,466; 2006: nil shares)	(204,606)	-

Total shareholders’ equity	5,158,622	4,412,647

Total liabilities and shareholders’ equity	$5,985,456	$5,311,070

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Revenues
Net investment income	$660	$934	$1,754
Realized investment losses	-	-	(33)

Total revenues	660	934	1,721

Expenses
General and administrative expenses	30,444	14,538	2,142
Interest expense and other financing costs	29,210	29,192	29,203

Total expenses	59,654	43,730	31,345

Loss before equity in net earnings of subsidiaries	(58,994)	(42,796)	(29,624)
Equity in net earnings of subsidiaries	1,151,012	1,005,856	124,064

Net income	1,092,018	963,060	94,440
Preferred share dividends	36,775	37,295	4,379

Net income available to common shareholders	$1,055,243	$925,765	$90,061

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED STATEMENT OF CASH FLOWS – PARENT COMPANY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$1,092,018	$963,060	$94,440
Equity in net earnings of subsidiaries	(1,151,012)	(1,005,856)	(124,064)

	(58,994)	(42,796)	(29,624)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Intercompany payable	(85,833)	87,224	394,847
Other	26,501	25,543	23,602

Net cash (used in) provided by operating activities	(118,326)	69,971	388,825

Cash flows from investing activities:
Dividends from subsidiary	565,000	225,000	20,926
Net sales and maturities of available-for-sale securities	-	-	50,978
Investment in subsidiaries	(100)	(229,228)	(746,641)

Net cash provided by (used in) investing activities	564,900	(4,228)	(674,737)

Cash flows from financing activities:
Repurchase of common shares	(308,110)	(335)	(350,000)
Dividends paid - common shares	(111,226)	(90,575)	(82,777)
Dividends paid - preferred shares	(36,775)	(37,295)	-
Proceeds from issuance of common shares	8,898	17,856	204,046
Proceeds from issuance of preferred shares	-	(126)	489,564

Net cash (used in) provided by financing activities	(447,213)	(110,475)	260,833

Decrease in cash and cash equivalents	(639)	(44,732)	(25,079)
Cash and cash equivalents - beginning of year	10,050	54,782	79,861

Cash and cash equivalents - end of year	$9,411	$10,050	$54,782

Supplemental disclosures of cash flow information:
Interest paid	$28,750	$28,750	$30,051

SCHEDULE III

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY INSURANCE INFORMATION

At and year ended December 31, 2007

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Insurance	$114,015	$3,333,743	$1,434,079	$1,208,440	$—	$534,264	$126,423	$175,810	$1,326,647
Reinsurance	162,786	2,253,568	712,008	1,525,970	—	835,996	258,074	69,721	1,537,110
Corporate	—	—	—	—	482,873	—	—	109,453	—

Total	$276,801	$5,587,311	$2,146,087	$2,734,410	$482,873	$1,370,260	$384,497	$354,984	$2,863,757

At and year ended December 31, 2006

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Insurance	$102,520	$3,171,746	$1,316,527	$1,305,760	$—	$636,684	$152,002	$155,916	$1,460,399
Reinsurance	149,279	1,843,367	699,029	1,388,510	—	789,171	234,957	53,658	1,528,780
Corporate	—	—	—	—	407,100	—	—	91,776	—

Total	$251,799	$5,015,113	$2,015,556	$2,694,270	$407,100	$1,425,855	$386,959	$301,350	$2,989,179

At and year ended December 31, 2005

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Insurance	$79,351	$3,064,141	$1,200,282	$1,201,549	$—	$882,807	$119,000	$117,703	$1,167,767
Reinsurance	117,037	1,679,197	560,185	1,352,134	—	1,168,322	218,383	48,410	1,491,222
Corporate	—	—	—	—	256,712	—	—	79,176	—

Total	$196,388	$4,743,338	$1,760,467	$2,553,683	$256,712	$2,051,129	$337,383	$245,289	$2,658,989

(1)	Investment income is not allocated to our segments as cash and investments are managed centrally.

SCHEDULE IV

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY REINSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2007	$1,691,931	$726,333	$1,898,159	$2,863,757	66.3%
2006	$1,648,740	$619,857	$1,960,296	$2,989,179	65.6%
2005	$1,532,799	$734,896	$1,861,086	$2,658,989	70.0%