Form 10-Q
period 2008-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2008-04-29
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 25, 2008 there were 148,752,414 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

PART I    FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-looking Statements

This quarterly report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend”. Forward-looking statements contained in this report include information regarding our estimates of losses related to hurricanes and other catastrophes, our expectations regarding pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate and foreign currency risks, valuations of potential interest rate shifts and foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance.

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

•

the other matters set forth under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

(in thousands)	2008	2007
Assets
Investments:
Fixed maturity investments available for sale, at fair value (Amortized cost 2008: $8,419,887; 2007: $8,301,528)	$8,423,794	$8,331,66
Other investments, at fair value	652,111	645,98

Total investments	9,075,905	8,977,653
Cash and cash equivalents	1,578,801	1,332,921
Accrued interest receivable	80,990	87,338
Insurance and reinsurance premium balances receivable	1,607,609	1,231,494
Reinsurance recoverable balances	1,330,965	1,280,295
Reinsurance recoverable balances on paid losses	95,348	76,598
Deferred acquisition costs	369,000	276,801
Prepaid reinsurance premiums	238,466	242,940
Securities lending collateral	1,025,343	865,256
Net receivable for investments sold	18,086	86,356
Goodwill and intangible assets	61,344	61,653
Other assets	158,337	156,004

Total assets	$15,640,194	$14,675,309

Liabilities
Reserve for losses and loss expenses	$5,814,208	$5,587,311
Unearned premiums	2,574,755	2,146,087
Insurance and reinsurance balances payable	225,715	244,988
Securities lending payable	1,024,752	863,906
Senior notes	499,288	499,261
Other liabilities	130,054	175,134

Total liabilities	10,268,772	9,516,687

Commitments and Contingencies

Shareholders’ Equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2008: 144,590; 2007: 142,520)	1,875	1,850
Additional paid-in capital	1,902,336	1,869,810
Accumulated other comprehensive (loss) income	(104)	22,668
Retained earnings	3,176,654	2,968,900
Treasury shares, at cost (2008: 5,585; 2007: 5,466)	(209,339)	(204,606)

Total shareholders’ equity	5,371,422	5,158,622

Total liabilities and shareholders’ equity	$15,640,194	$14,675,309

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$658,634	$685,304
Net investment income	85,651	125,280
Net realized investment gains	35,685	301
Other insurance related income	2,002	1,940

Total revenues	781,972	812,825

Expenses
Net losses and loss expenses	361,681	392,797
Acquisition costs	94,480	98,139
General and administrative expenses	78,750	62,606
Foreign exchange gains	(20,297)	(2,391)
Interest expense and financing costs	7,958	15,144

Total expenses	522,572	566,295

Income before income taxes	259,400	246,530
Income tax expense	12,459	9,747

Net income	246,941	236,783

Preferred share dividends	9,219	9,204

Net income available to common shareholders	$237,722	$227,579

Weighted average common shares and common share equivalents:
Basic	143,239	150,433

Diluted	160,184	166,035

Earnings per common share:
Basic	$1.66	$1.51

Diluted	$1.48	$1.37

Cash dividends declared per common share	$0.185	$0.165

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(in thousands)
Net income	$246,941	$236,783
Other comprehensive income, net of tax
Change in unrecognized prior service cost on the supplemental executive retirement plans (SERPs)	563	563
Unrealized gains arising during the period	9,494	25,176
Adjustment for re-classification of investment gains realized in net income	(32,829)	(3,226)

Comprehensive income	$224,169	$259,296

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(in thousands)
Common shares (shares outstanding)
Balance at beginning of period	142,520	149,982
Shares issued	2,189	522
Shares repurchased for treasury	(119)	-
Shares repurchased and cancelled	-	(87)

Balance at end of period	144,590	150,417

Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,850	1,875
Shares issued	25	5

Balance at end of period	1,875	1,880

Additional paid-in capital
Balance at beginning of period	1,869,810	1,929,406
Shares issued	2,069	1,115
Shares repurchased and cancelled	-	(2,889)
Stock options exercised	20,121	1,513
Share-based compensation expense	10,336	7,373

Balance at end of period	1,902,336	1,936,518

Accumulated other comprehensive loss
Balance at beginning of period	22,668	(44,638)
Unrealized (depreciation) appreciation on fixed maturities	(28,148)	22,713
Amortization of prior service cost on the SERPs	563	563
Change in deferred taxes	4,813	(763)

Balance at end of period	(104)	(22,125)

Retained earnings
Balance at beginning of period	2,968,900	2,026,004
Net income	246,941	236,783
Series A and B preferred share dividends	(9,219)	(9,204)
Common share dividends	(29,968)	(28,109)

Balance at end of period	3,176,654	2,225,474

Treasury shares, at cost
Balance at beginning of period	(204,606)	-
Shares repurchased for treasury	(4,733)	-

Balance at end of period	(209,339)	-

Total shareholders’ equity	$5,371,422	$4,641,747

See accompanying notes to consolidated financial statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$246,941	$236,783
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(35,685)	(301)
Change in fair value of other investments	42,626	(19,583)
Amortization/accretion of fixed maturities	319	4,715
Other amortization and depreciation	5,914	1,854
Share-based compensation expense	10,336	7,373
Changes in:
Accrued interest receivable	6,348	8,911
Reinsurance recoverable balances	(69,420)	(42,739)
Deferred acquisition costs	(92,199)	(94,105)
Prepaid reinsurance premiums	4,474	3,463
Reserve for loss and loss expenses	226,897	171,078
Unearned premiums	428,668	450,657
Insurance and reinsurance balances, net	(395,388)	(390,339)
Other items	(55,960)	(33,083)

Net cash provided by operating activities	323,871	304,684

Cash flows from investing activities:
Purchases of available-for-sale fixed maturities	(2,602,669)	(1,740,912)
Sales and maturities of available-for-sale fixed maturities	2,554,324	1,520,091
Purchases of other investments	(63,500)	(20,171)
Sales of other investments	43,509	72,479
Purchase of assets	(3,068)	-

Net cash used in investing activities	(71,404)	(168,513)

Cash flows from financing activities:
Repurchase of shares	(4,733)	(2,889)
Dividends paid - common shares	(27,402)	(28,583)
Dividends paid - preferred shares	(9,219)	(9,204)
Proceeds from issuance of common shares	22,215	2,633

Net cash used in financing activities	(19,139)	(38,043)

Effect of exchange rate changes on foreign currency cash	12,552	3,419

Increase in cash and cash equivalents	245,880	101,547
Cash and cash equivalents - beginning of period	1,332,921	1,989,287

Cash and cash equivalents - end of period	$1,578,801	$2,090,834

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

Our consolidated balance sheet at March 31, 2008 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three months ended March 31, 2008 and 2007 have not been audited. The balance sheet at December 31, 2007 is derived from the audited financial statements.

These statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or the “Company” refer to AXIS Capital Holdings Limited and its subsidiaries.

The following information is unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Tabular dollars and share amounts are in thousands, except per share amounts.

Adoption of New Accounting Standards

The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

(a) Fair Value Measurement

We adopted FAS 157, Fair Value Measurements (“FAS 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, we use various valuation approaches, including market and income approaches. FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Assets and liabilities utilizing Level 1 inputs include: exchange-traded equity securities and listed derivatives that are actively traded.

•

Level 2—Valuations based on quoted prices in markets that are not active or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

Assets and liabilities utilizing Level 2 inputs include: exchange-traded equity securities and listed derivatives that are not actively traded; U.S. government and agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”); and over-the-counter (“OTC”) derivatives (e.g. foreign currency options and forward contracts).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our own assumptions about assumptions that market participants might use.

Assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; hedge funds with partial transparency; and collateralized loan obligation (“CLO”) – equity tranche securities, credit funds and short duration high yield funds that are traded in less liquid markets.

The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between levels.

The adoption of FAS 157 did not result in any cumulative-effect adjustment to our beginning retained earnings at January 1, 2008, or any material impact on our results of operations, financial position or liquidity. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we have also adopted FSP FAS 157-2 effective January 1, 2008, and FAS 157 will not be applied to our goodwill and other intangible assets measured annually for impairment testing purposes only. We will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009, and we do not anticipate this adoption will have a material impact on our results of operations, financial position or liquidity.

(b) Fair value option

FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), became effective on January 1, 2008. Under this standard, an entity is permitted to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial instruments and certain other items including insurance contracts. We did not elect the fair value option for our available for sale investments and therefore future changes in unrealized gains and losses on these investments, net of tax, will continue to be reported through accumulated other comprehensive income (loss) in our shareholders’ equity. Accordingly, FAS 159 did not have an impact on our results of operations, financial position or liquidity.

Accounting Standards Not Yet Adopted

(a) Business Combinations and Non-controlling Interests

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

(b) Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). This Statement expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. FAS 161 will be effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating the potential impact of adoption of FAS 161 on our financial statements.

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

•	Accident and Health: primarily provides employee medical coverage for self-insured, small and medium sized employers for losses in excess of a retention.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

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

•

Engineering: provides coverage for all types of civil construction risks and risks associated with erection, testing and commissioning of machinery and plants during the construction stage. This line of business also includes operational risks for machinery, plant and equipment, electronic equipment and business interruption. We write engineering business on a proportional and non-proportional treaty basis as well as on a facultative basis.

•	Other: includes aviation, marine, personal accident and crop reinsurance.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

The following table summarizes the underwriting results of our operating segments for the three months ended and the carrying values of goodwill and intangible assets as at March 31:

	2008			2007
	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$434,857	$829,324	$1,264,181	$436,488	$866,134	$1,302,622
Net premiums written	271,732	820,043	1,091,775	282,046	857,311	1,139,357
Net premiums earned	299,557	359,077	658,634	314,932	370,372	685,304
Other insurance related income	1,187	815	2,002	767	1,173	1,940
Net losses and loss expenses	(159,450)	(202,231)	(361,681)	(185,952)	(206,845)	(392,797)
Acquisition costs	(31,714)	(62,766)	(94,480)	(35,348)	(62,791)	(98,139)
General and administrative expenses	(47,819)	(17,370)	(65,189)	(35,523)	(14,743)	(50,266)

Underwriting income	$61,761	$77,525	139,286	$58,876	$87,166	146,042

Corporate expenses			(13,561)			(12,340)
Net investment income			85,651			125,280
Net realized investment gains			35,685			301
Foreign exchange gains			20,297			2,391
Interest expense and financing costs			(7,958)			(15,144)

Income before income taxes			$259,400			$246,530

Net loss and loss expense ratio	53.2%	56.3%	54.9%	59.0%	55.8%	57.3%
Acquisition cost ratio	10.6%	17.5%	14.3%	11.2%	17.0%	14.3%
General and administrative expense ratio	16.0%	4.8%	12.0%	11.3%	4.0%	9.1%

Combined ratio	79.8%	78.6%	81.2%	81.5%	76.8%	80.7%

Goodwill and intangible assets	$61,344	$-	$61,344	$28,786	$-	$28,786

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Fixed Maturity Investments

The following tables summarize the fixed income securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

As at March 31, 2008	12 months or greater		Less than 12 months		Total
Type of Investment	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency	$-	$-	$24,448	$(102)	$24,448	$(102)
Non-U.S. government	-	-	17,680	(357)	17,680	(357)
Corporate	70,959	(4,340)	1,014,692	(102,187)	1,085,651	(106,527)
Mortgage-backed	396,903	(10,213)	859,056	(24,845)	1,255,959	(35,058)
Asset-backed	36,049	(3,812)	121,179	(3,264)	157,228	(7,076)
Municipals	483	(1)	71,167	(1,518)	71,650	(1,519)

Total	$504,394	$(18,366)	$2,108,222	$(132,273)	$2,612,616	$(150,639)

As at December 31, 2007	12 months or greater		Less than 12 months		Total
Type of Investment	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency	$67,131	$(169)	$7,304	$(18)	$74,435	$(187)
Non-U.S. government	-	-	87,214	(4,244)	87,214	(4,244)
Corporate	188,901	(4,391)	776,234	(56,296)	965,135	(60,687)
Mortgage-backed	1,064,646	(13,100)	241,920	(2,204)	1,306,566	(15,304)
Asset-backed	68,959	(1,391)	132,735	(6,754)	201,694	(8,145)
Municipals	32,053	(150)	50,782	(87)	82,835	(237)

Total	$1,421,690	$(19,201)	$1,296,189	$(69,603)	$2,717,879	$(88,804)

At March 31, 2008, 992 securities (2007: 1,440) were in an unrealized loss position with a fair value of $2,613 million (2007: $2,718 million) of which 367 securities (2007: 1,065) have been in an unrealized loss position for 12 months or greater and have a fair value of $504 million (2007: $1,422 million). The unrealized losses from these securities were not a result of credit, collateral or structural issues. In the first three months of 2008, we recorded an impairment charge of $15 million (2007: $ nil) relating to 26 securities that we determined to be other than temporarily impaired which were included in net realized investment losses in the Consolidated Statements of Operations.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

b)	Fair Value Hierarchy Disclosures

In accordance with FAS 157, we have categorized our investments held at March 31, 2008, between levels as follows:

	March 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Fixed maturity investments	$93,681	$8,330,113	$-	$8,423,794
Other investments	5,558	45,656	600,897	652,111

Total	$99,239	$8,375,769	$600,897	$9,075,905

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the quarter ended March 31, 2008:

	Three months ended March 31, 2008
	Fixed Maturity Investments	Other Investments	Total

Level 3 investments as of January 1, 2008	$-	$592,593	$592,593
Total realized and unrealized losses	-	(42,633)	(42,633)
Net purchases (sales and distributions)	-	50,937	50,937
Net transfers in and/or (out) of Level 3	-	-	-

Level 3 investments as of March 31, 2008	$-	$600,897	$600,897

Amount of total losses for the period included in earnings attributable to the fair value of changes in assets still held at the reporting date			$(42,633)

c)	Net Investment Income

Net investment income was derived from the following sources:

Three months ended March 31,	2008	2007
Fixed maturities and cash equivalents	$123,703	$102,706
Other investments	(35,690)	25,310

Gross investment income	88,013	128,016
Investment expenses	(2,362)	(2,736)

Net investment income	$85,651	$125,280

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross losses and loss expenses:

Three months ended March 31,	2008	2007
Gross unpaid losses and loss expenses at beginning of period	$5,587,311	$5,015,113
Less reinsurance recoverable balances at beginning of period	(1,356,893)	(1,359,154)

Net losses and loss expense reserves at beginning of period	4,230,418	3,655,959

Net incurred losses related to:
Current year	449,792	458,760
Prior years	(88,111)	(65,963)

	361,681	392,797

Net paid losses related to:
Current year	(10,310)	(8,785)
Prior years	(214,187)	(258,830)

	(224,497)	(267,615)

Foreign exchange loss	20,293	3,157

Net losses and loss expense reserves at end of period	4,387,895	3,784,298
Reinsurance recoverable balances at end of period	1,426,313	1,401,893

Gross unpaid losses and loss expenses at end of period	$5,814,208	$5,186,191

Net losses and loss expenses incurred include net favorable prior period reserve development of $88 million and $66 million for the three months ended March 31, 2008 and 2007, respectively. Prior period development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years. The following table summarizes net favorable reserve development by segment:

Three months ended March 31,	2008	2007

Insurance	$54,580	$28,727
Reinsurance	33,531	37,236

Total	$88,111	$65,963

The first quarter of 2008 included favorable development of $33 million from the political risk line of business of our insurance segment, to recognize both the absence of reported losses on the sovereign and corporate credit products within the line and the lower likelihood of future reported losses emanating from our traditional political risk coverages’ from accident years 2004 and prior.

The remaining net favorable development in both quarters was predominately generated from our short tail insurance and reinsurance lines of business, and reflected the occurrence of fewer late reported claims than we originally anticipated in our reserving process. In addition to the many uncertainties inherent in our reserving process, the potential for deviation between expected and actual claims experience is often greater for a company like ours which relies more heavily upon industry based loss development profiles as a result of having a limited operating history. Given the inherent limitations of this, our estimate of ultimate losses in prior years have included a provision for reporting delays and other uncertainties specific to our business. This includes, for example, the inherent delays we expect to arise from obtaining loss information on high excess layers of business across our diverse worldwide exposures. Because late reporting has been less prevalent than we anticipated, our actual claims experience has been better than we projected.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	STOCK-BASED COMPENSATION

Stock Options

The following is a summary of stock options as of March 31, 2008, and related activity for the three months ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value* (‘000s)
Outstanding - January 1, 2008	4,810	$18.46
Granted	-	-
Exercised	(1,592)	12.66
Forfeited	-	-

Outstanding - March 31, 2008	3,218	$21.33	5.26 years	$40,713

Options exercisable at March 31, 2008	3,218	$21.33	5.26 years	$40,713

* The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on March 31, 2008, and the exercisable price, multiplied by the number of in-the-money-options) that would have been received by the stock option holders had all stock option holders exercised their stock options on March 31, 2008.

The total intrinsic value of stock options exercised during the first three months of 2008 and 2007 was $34 million and $1 million, respectively, and we received proceeds of $20 million and $2 million, respectively. During 2008, we incurred no compensation expense related to stock options.

The following table summarizes information about our stock options outstanding and exercisable at March 31, 2008:

Range of Exercise Prices	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$12.50 - $13.75………………	937	$12.62	3.81
$13.76 - $15.00………………	582	14.50	4.70
$15.01 - $16.25………………	29	16.25	5.25
$16.26 - $25.65………………	40	25.50	5.34
$25.66 - $29.62………………	1,630	28.77	6.30

	3,218	$21.33	5.26

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	STOCK-BASED COMPENSATION (CONTINUED)

Restricted stock

The following table provides a reconciliation of the beginning and ending balance of unvested restricted stock for three months ended March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock - January 1, 2008	3,312	$31.44
Granted	1,559	39.20
Vested	(578)	27.97
Forfeited	(38)	31.70

Nonvested restricted stock - March 31, 2008	4,255	$34.82

During the first three months ended March 31, 2008 and 2007, we incurred compensation costs of $10 million and $7 million, respectively, in respect of restricted stock, and recorded tax benefits thereon of $1 million and $2 million, respectively. The total fair value of shares vested during the first three months of 2008 and 2007 was $16 million and $13 million, respectively. At March 31, 2008 and December 31, 2007, there was $103 million and $47 million, respectively, of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted average period of 2.1 years.

During the first three months ended March 31, 2008 and 2007, we also realized additional tax benefits for certain vested restricted stocks and exercised stock options of $1 million. These excess tax benefits are included in our cash flows from financing activities in the Consolidated Statements of Cash Flows.

6.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

Three months ended March 31,	2008	2007
Basic earnings per common share
Net income available to common shareholders	$237,722	$227,579

Weighted average common shares outstanding	143,239	150,433

Basic earnings per common share	$1.66	$1.51

Diluted earnings per common share
Net income available to common shareholders	$237,722	$227,579

Weighted average common shares outstanding	143,239	150,433
Share equivalents:
Warrants	13,160	12,384
Options	2,258	2,192
Restricted stock	1,527	1,026

Weighted average common shares outstanding - diluted	160,184	166,035

Diluted earnings per common share	$1.48	$1.37

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	EARNINGS PER COMMON SHARE (CONTINUED)

For the three months ended March 31, 2008, there were 870,814 restricted shares, which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive. There were no such anti-dilutive restricted shares or options at March 31, 2007.

7.	COMMITMENTS AND CONTINGENCIES

a)	Legal Proceedings

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

b)	Dividends for Common Shares and Preferred Shares

On March 6, 2008 the Board of Directors declared a dividend of $0.185 per common share to shareholders of record at March 31, 2008 and payable on April 15, 2008. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on April 15, 2008, to shareholders of record at the close of business on March 31, 2008 and the Series B Preferred Share dividend is payable on June 2, 2008, to shareholders of record at the close of business on May 15, 2008.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	DERIVATIVE INSTRUMENTS

The following fair value hierarchy table presents information about our derivatives measured at fair value at March 31, 2008:

	March 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Liabilities
Foreign currency derivatives	$-	$361	$-	$361
Insurance-related derivative contract	-	-	16,346	16,346

Total	$-	$361	$16,346	$16,707

There was no movement in the insurance-related derivative contracts for three months ended March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Return on average common equity (“ROACE”): ROACE represents the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period. Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. ROACE for the first three months of 2008 and 2007 was 20.0% and 22.6%, respectively. The decrease was driven by the fact that our average common shareholders equity’ increased by 18% over the last year, primarily from the increase in retained earnings during this period.

Diluted book value per common share: Diluted book value per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, using the treasury stock method. We consider diluted book value per common share an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per share increased from $28.79 at December 31, 2007 to $29.96 at March 31, 2008. The increase was substantially due to earnings generated in the first three months of 2008.

Cash dividends per common share: Our dividend policy is an integral part of the value we create for our shareholders. Our quarterly cash dividend was $0.185 per common share in the first three months of 2008 compared to $0.165 in the first three months of 2007. Our Board of Directors reviews our dividend policy on a regular basis and in December 2007, they authorized a 12% increase in the quarterly dividend.

RESULTS OF OPERATIONS

OVERVIEW

The table below breaks out net income into three components; underwriting income, investment income and net realized gains/losses, and other revenues and expenses. Underwriting income on a segment basis is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative costs as expenses. Underwriting income is the difference between these revenue and expense items. Because our investment portfolio is managed on a total return basis, we have reviewed investment income and net realized gains/losses together. Other revenues and expenses represent corporate expenses, foreign exchange gains/losses, interest expense and income tax expense.

Three months ended March 31,	2008	Percentage Change	2007
Underwriting income:
Insurance	$61,761	5%	$58,876
Reinsurance	77,525	(11%)	87,166
Investment income and net realized gains	121,336	(3%)	125,581
Other revenues and expenses	(13,681)	(61%)	(34,840)

Net income	246,941	4%	236,783
Preferred share dividends	(9,219)	-	(9,204)

Net income available to common shareholders	$237,722	4%	$227,579

Net income available to common shareholders in the first quarter of 2008 was impacted by among other things, the following significant items:

Underwriting results

•

A declining premium base in both our underwriting segments: a $27 million, or 4% reduction in net premiums earned, associated with a 10% reduction in net premiums written in the rolling twelve months to March 31, 2008 and 2007, respectively. The reduction in net premiums written primarily reflects exposure reduction in many of our lines as a result of deteriorating market conditions and through our decision to purchase additional reinsurance coverage.

•

Higher current accident year claims: our current accident year loss ratio increased 1.4 ratio points, emanating from an unusually high level of individual property risk losses this quarter, primarily in our insurance segment. This was partially offset by lower catastrophe losses in our reinsurance segment this quarter.

•

Prior year favorable reserve development: $88 million of net favorable reserve development on prior year loss reserves, an increase of $22 million from the first quarter of 2007. The first quarter of 2008 included $33 million of favorable reserve development from our political risk line within our insurance segment.

•

Higher general and administrative costs: including corporate expenses, our general and administrative costs increased $16 million, or 2.9 ratio points, this quarter. The increase in our general and administrative ratio was primarily due to a combination of lower net premiums earned and also additional staffing costs.

Investment results

•

Reduction in other investment income: a $61 million decrease in other investment income, the majority of which emanated from credit related funds and, to a lesser extent, hedge funds. The deterioration in the fair value of these funds during the quarter reflects the ongoing technical imbalances and illiquidity proliferating throughout the credit markets resulting in a continued re-pricing of risk.

•

Higher average investment balances: a 15% increase in average cash and fixed income investment balances over the last year, which drove a $21 million, or 20%, increase in net investment income from these investments.

•	Increase in realized investment gains: a $35 million increase in net realized investment gains, net of a $15 million increase other-than-temporary impairments charges.

Other Items

•	Increase in foreign exchange gains: $18 million increase in foreign exchange gains, generated by the positive impact of a weakening U.S. dollar on our foreign-denominated net asset balances.

•

Lower interest costs: $7 million reduction in interest costs relating to the termination of our $400 million repurchase agreement in September 2007, following the related sale of a life settlement investment.

UNDERWRITING REVENUES

Premiums Written: Gross and net premiums written by segment for the three months ended March 31 were as follows:

	Gross Premiums Written
	2008	Change	2007
Insurance	$434,857	-	$436,488
Reinsurance	829,324	(4%)	866,134

Total	$1,264,181	(3%)	$1,302,622

% ceded
Insurance	37.5%	2.1%	35.4%
Reinsurance	1.1%	0.1%	1.0%
Total	13.6%	1.1%	12.5%

	Net Premiums Written
	2008	Change	2007
Insurance	$271,732	(4%)	$282,046
Reinsurance	820,043	(4%)	857,311

Total	$1,091,775	(4%)	$1,139,357

The 3% reduction in gross premiums written is driven by increasingly competitive market conditions in both our insurance and reinsurance segments, with pricing deterioration prevalent across many of our lines. In addition, there was a continued trend within certain parts of our reinsurance segment for clients to retain more business. As a result, premiums were generally down compared to the prior year quarter across the majority of our insurance and reinsurance lines. However, we were still able to identify business which met our profitability requirements, and in certain areas of our portfolio, such as our political risk insurance line and engineering reinsurance business, we found opportunity to grow our book. Our insurance segment also benefited from renewal rights acquired in conjunction with our purchase of the Media Pro business in the second quarter of 2007.

The increase in our ceded premiums ratio primarily relates to additional reinsurance coverage purchased within various lines of our insurance segment. In addition, we recorded ceded premiums of $4 million, to reinstate coverage exhausted by several individual property per risk losses in our insurance segment this quarter.

Premiums Earned: Net premiums earned by segment were as follows:

Three months ended March 31,	2008		2007		Percentage Change

Insurance	$299,557	45%	$314,932	46%	(5%)
Reinsurance	359,077	55%	370,372	54%	(3%)

Total	$658,634	100%	$685,304	100%	(4%)

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns. In our reinsurance segment, where a significant portion of our business is written in the first quarter, the 3% reduction in net premiums earned largely reflects the 4% decrease in gross premiums written this quarter, as discussed above. In our insurance segment, where premiums are written more evenly throughout the year, the 5% reduction in net premiums earned largely reflects changes in our mix of business and exposure reduction primarily achieved through increased reinsurance coverage. Refer to the segment sections below for further discussion.

UNDERWRITING EXPENSES

The following table provides a break down of our combined ratio:

		Point
Three months ended March 31,	2008	Change	2007

Loss ratio	54.9%	(2.4%)	57.3%
Acquisition cost ratio	14.3%	–	14.3%
General and administrative expense ratio (1)	12.0%	2.9%	9.1%

Combined ratio	81.2%	0.5%	80.7%

(1) Our general and administration expense ratio includes corporate expenses not allocated to our underwriting segments of 2.1% and 1.8%, for 2008 and 2007, respectively. These costs are discussed further in “Other Revenue and Expenses” below.

Loss ratio: The table below shows the components of our net loss and loss expense ratio (“loss ratio”):

Three months ended March 31,	2008	Point Change	2007

Current year	68.3%	1.4%	66.9%
Prior period development	(13.4%)	(3.8%)	(9.6%)

Loss ratio	54.9%	(2.4%)	57.3%

Current Year:

The increase in our current accident year loss ratio primarily reflects an unusually high level of large individual property risk losses this quarter, mostly impacting our insurance segment. This was partially offset by lower catastrophe losses in our reinsurance segment. Our initial expected loss ratios in 2008 were generally higher than those in 2007, reflecting the impact of pricing deterioration across many of our insurance and reinsurance lines. Offsetting this, our initial expected loss ratios were favorably impacted by the incorporation of more of our own historical loss experience, rather than industry benchmarks, relative to the prior year quarter.

Prior Year:

Prior period development was the net favorable result of several underlying reserve developments, identified during our quarterly reserving process. The following table provides a break down of prior period development by segment:

Three months ended March 31,	2008	2007

Insurance	$54,580	$28,727
Reinsurance	33,531	37,236

Total	$88,111	$65,963

The first quarter of 2008 included favorable development of $33 million from the political risk line of business of our insurance segment, to recognize both the absence of reported losses on the sovereign and corporate credit products within the line and the lower likelihood of future reported losses emanating from our traditional political risk coverages from accident years 2004 and prior.

The remaining net favorable development in both quarters was predominately generated from our short tail insurance and reinsurance lines of business, and reflected the occurrence of fewer late reported claims than we originally anticipated in our reserving process. In addition to the many uncertainties inherent in our reserving process, the potential for deviation between expected and actual claims experience is often greater for a company like ours which relies more heavily upon industry based loss development profiles as a result of having a limited operating history. Given the inherent limitations of this, our estimate of ultimate losses in prior years have included a provision for reporting delays and other uncertainties specific to our business. This includes, for example, the inherent delays we expect to arise from obtaining loss information on high excess layers of business across our diverse worldwide exposures. Because late reporting has been less prevalent than we anticipated, our actual claims experience has been better than we projected.

As our company matures and we accumulate more loss experience, we expect that our loss profiles will become more credible, and our reserving assumptions will incorporate more of our own experience, as discussed above.

Conditions and trends that affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to anticipate future redundancies or deficiencies based on historical experience.

General and Administrative ratio:

Our general and administrative ratio of 12.0% increased by 2.9 ratio points compared to the prior year quarter. The increase was primarily due to a combination of lower net premiums earned and also additional staffing costs. Those additional staffing costs largely emanate from our insurance segment and are associated with our Media Pro business, which we acquired during the second quarter of 2007.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. Additionally, we invest our portfolio with a focus on total return rather than establishing yield or income targets. The following table provides a breakdown of net investment income and net realized investment gains:

Three months ended March 31,	2008	Percentage Change	2007

Fixed maturities	$108,812	24%	$87,875
Cash and cash equivalents	14,891	-	14,831
Other investments	(35,690)	nm	25,310

Gross investment income	88,013	(31%)	128,016
Investment expense	(2,362)	(14%)	(2,736)

Net investment income	85,651	(32%)	125,280
Net realized investment gains	35,685	nm	301
Net investment income and net realized

investment gains	$121,336	(3%)	$125,581

Average investment balances (1) :
Cash and fixed maturity investments	$10,008,350	15%	$8,716,528
Other investments	639,436	(43%)	1,120,648

Total cash and investments	$10,647,786	8%	$9,837,176

nm- not meaningful

(1) The average investment balances are calculated by taking the average of the month-end balances during the quarter.

Net investment income:

Fixed Maturities and cash:

Investment income on our cash and fixed maturity investments increased 20%, primarily reflecting the impact of positive operating cash flows on our average investment balances over the last year. Our annualized effective yield on invested assets (assets under management by external investment managers) was 4.9% this quarter, largely unchanged from the first quarter of 2007.

Other investments: Net investment income from other investments by category was as follows:

Three months ended March 31,	2008	2007	Change

Hedge funds	$(12,704)	$9,997	$(22,701)
Credit funds	(29,435)	8,032	(37,467)
Collateralized loan obligations	6,337	9,185	(2,848)
Short duration high yield fund	7	1,554	(1,547)
Other	105	-	105
Life settlement contracts	-	(3,458)	3,458

Total	$(35,690)	$25,310	$(61,000)

The performance of other investments has been negatively impacted by the illiquidity in the market resulting in generally depressed prices across most sectors during the first quarter of 2008. Our hedge funds have significant exposure to equity strategies with net long positions that were impacted by the negative returns in this sector. The deteriorating performance of our credit and short duration high yield funds resulted from the significant declines in market prices of the securities that form the collateral of these funds. This was related to the ongoing technical imbalances and illiquidity proliferating throughout the credit markets rather than from a fundamental deterioration of the underlying collateral.

Net realized investment gains:

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

Three months ended March 31,	2008	2007	Change

On sale of fixed maturities	$ 50,969	$(1,452)	$52,421
Other than temporary impairments	(15,120)	-	(15,120)
Change in fair value of investment derivatives	(164)	1,753	(1,917)

Net realized investment gains	$35,685	$301	$35,384

Realized gains on the sale of fixed maturities this quarter largely reflect the repositioning of our high grade fixed income portfolio in order to take advantage of dislocations in certain sectors of the fixed income markets. The other than temporary impairment charge in the first quarter of 2008 related to the write down of 26 securities, some of which were downgraded or placed on negative watch by rating agencies. The charge included $3 million in relation to one of our sub-prime ABS securities, as discussed further in the ‘Cash and Investments’ section below.

Total Return:

The following table provides a breakdown of our total return:

Three months ended March 31,	2008	2007
Net investment income	$85,651	$125,280
Net realized investments gains	35,685	301
Change in unrealized gains / losses	(28,148)	22,713

Total	$93,188	$148,294

Average cash and investments	$10,647,785	$9,837,176

Total return on average cash and investments	0.88%	1.51%

Our portfolio is managed to maximize total return within certain guidelines and constraints. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The decrease in our total return reflects the underperformance of our other investments this quarter and a reduction in unrealized gains from our fixed income portfolio. This was partially offset by higher realized investments gains, as discussed above.

OTHER REVENUES AND EXPENSES

The following tables set forth our other revenues and expenses:

Three months ended March 31,	2008	Percentage Change	2007
Corporate expenses	$13,561	10%	$12,340
Foreign exchange gains	(20,297)	749%	(2,391)
Interest expense	7,958	(47%)	15,144
Income tax expense	12,459	28%	9,747

Total	$13,681	(61%)	$34,840

Corporate expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned corporate expenses were 2.1% for the first quarter of 2008 compared to 1.8% in the same period of 2007.

Foreign exchange gains: Some of our business is written in currencies other than U.S. dollars. The gains in both the first quarter of 2008 and 2007 were principally made on the remeasurement of net asset balances denominated in Euro, following an appreciation of the Euro against the U.S. dollar of 7.3% and 1.2% in each respective quarter.

Interest expense: Interest expense in the first quarter of 2007 included interest costs of $7 million on a $400 million repurchase agreement we entered into in 2006 to finance a life settlements investment. We terminated the repurchase agreement in September 2007, following the sale of this investment.

Income tax expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, was 4.8% for the first quarter of 2008 compared with 3.9% in the first quarter of 2007. Our effective tax rate may vary between periods depending on the distribution of net income or losses among our various taxable jurisdictions.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

Three months ended March 31,	2008	Percentage Change	2007
Revenues:
Gross premiums written	$434,857	-	$436,488
Net premiums written	271,732	(4%)	282,046
Net premiums earned	299,557	(5%)	314,932
Other insurance related income	1,187	55%	767
Expenses:
Current year net losses and loss expenses	(214,030)	-	(214,679)
Prior period reserve development	54,580	90%	28,727
Acquisition costs	(31,714)	(10%)	(35,348)
General and administrative expenses	(47,819)	35%	(35,523)

Underwriting income	$61,761	5%	$58,876

Ratios:		Point Change
Current year loss ratio	71.4%	3.3%	68.1%
Prior period reserve development	(18.2%)	(9.1%)	(9.1%)
Acquisition cost ratio	10.6%	(0.6%)	11.2%
General and administrative ratio	16.0%	4.7%	11.3%

Combined ratio	79.8%	(1.7%)	81.5%

Gross premiums written: The following table provides gross premiums written by line of business:

Three months ended March 31,	2008		2007		Percentage Change
Property	$127,291	29%	$138,396	32%	(8%)
Marine	64,887	15%	77,892	18%	(17%)
Terrorism	8,349	2%	12,787	3%	(35%)
Aviation	17,486	4%	16,140	4%	8%
Political risk	54,576	13%	28,977	7%	88%
Professional lines	108,177	25%	97,325	22%	11%
Liability	49,923	11%	53,483	12%	(7%)
Accident and Health	4,168	1%	11,488	3%	(64%)

Total	$434,857	100%	$436,488	100%	-

Insurance markets globally continued to be highly competitive during the first quarter of 2008 with surplus capacity and price deterioration remaining prevalent. Gross premiums written declined in several of our lines of business, reflecting declining rates for new and renewal business, as well as the non-renewal of business that did not meet our underwriting requirements. Offsetting this, we grew the emerging market sovereign and corporate credit lines of our political risk book this quarter. Premiums on this line can vary considerably between periods depending on the timing of major transactions and pricing is not correlated to the property and casualty cycle. Gross premiums written also increased in our professional lines book this quarter, reflecting additional renewal rights acquired in conjunction with our purchase of the Media Pro business in the second quarter of 2007.

Ceded premiums:

Premiums ceded in the first quarter of 2008 were $163 million, or 37% of gross premiums written, compared with $154 million, or 35% of gross premiums written in the comparative period of 2007. The increase in premiums ceded primarily reflects additional reinsurance coverage purchased on several of our lines of business this quarter. In addition, we recorded ceded premiums of $4 million, to reinstate coverage exhausted by several individual property per risk losses in our insurance segment this quarter, discussed below.

Net premiums earned:

The following table provides net premiums earned by line of business:

Three months ended March 31,	2008		2007		Percentage Change

Property	$76,104	25%	$82,605	26%	(8%)
Marine	44,547	15%	46,009	15%	(3%)
Terrorism	11,854	4%	19,312	6%	(39%)
Aviation	17,472	6%	25,919	8%	(33%)
Political risk	33,234	11%	25,320	8%	31%
Professional lines	82,217	27%	82,196	26%	-
Liability	29,043	10%	25,447	8%	14%
Accident and Health	5,086	2%	8,124	3%	(37%)

Total	$299,557	100%	$314,932	100%	(5%)

The 5% decrease in net premiums earned reflects a change in our mix of business and exposure reduction primarily achieved through increased reinsurance coverage. In the rolling twelve months to March 31, 2008, we substantially reduced our participation for aviation and terrorism business compared to the comparative twelve months, given the continued unfavorable market conditions. This has been offset by growth of our political risk, property and professional lines of business over the same period. However, because we historically purchase more reinsurance coverage on our property and professional lines business relative to our aviation and terrorism lines, and because we have further expanded this reinsurance coverage over the last year, our net premiums written and net premiums earned overall have been declining. We expect this trend to continue throughout 2008, particularly given the level of pricing deterioration currently impacting many of our lines.

Insurance Losses

Loss ratio: The table below shows the components of our loss ratio:

		Point Change
Three months ended 31,	2008		2007
Current year	71.4%	3.3%	68.1%
Prior period reserve development	(18.2%)	(9.1%)	(9.1%)

Loss ratio	53.2%	(5.8%)	59.0%

Current year

The increase in our current year loss ratio primarily reflects an unusually high level of individual property risk losses this quarter. We incurred an estimated $25 million, or 8.2 ratio points, of net losses on mining losses in Australia and other property risk losses worldwide. In addition, our initial expected loss ratios in 2008 were generally higher than in 2007, reflecting the impact of pricing deterioration in many of our lines, as discussed above. These factors were partially offset by favorable loss experience in our marine line of business relative to the prior-year quarter and by the favorable impact of incorporating more of our own historical loss experience, rather than industry benchmarks, in establishing our initial expected loss ratios.

Prior years

We experienced net favorable prior period reserve development of $55 million and $29 million in the first quarter of 2008 and 2007, respectively. The first quarter of 2008 included favorable development of $33 million from our political risk line of business to recognize both the absence of reported losses on the sovereign and corporate credit products within the line and the lower likelihood of future reported losses emanating from our traditional political risk coverages’ from accident years 2004 and prior.

The balance of the favorable reserve development in the first quarter of 2008 was predominately generated from our property lines of business in accident years 2006 and 2007, and was in recognition of limited late reporting of losses as well as minimal deterioration on previously reported claims in these lines. This positive claims experience was partially offset by adverse development of $8 million, or 2.6 ratio points, from our accident year 2007 property line of business, relating to an individual property risk loss. Net favorable development in the first quarter of 2007 was largely generated from our accident year 2006 property line of business, recognizing lower than expected claims emergence on these lines.

Insurance Outlook

We expect the insurance markets to remain highly competitive throughout the remainder of 2008 with pricing pressures continuing to prevail. For property and energy business, although current rate levels are generally within our profitability targets, given the significant surplus of capacity within most of these lines, we expect to see further erosion of pricing during the year. On most lines of business we are beginning to witness pressure on terms and conditions, including increased sub limits and lower deductibles, and we continue to maintain a cautious posture on those lines where this is most prevalent. Our aviation and terrorism lines continue to be under significant pricing pressure and we expect to reduce our participation on this business further in 2008.

In our liability business, we continue to witness increasing competitive pricing pressure, particularly on our larger U.S. excess and surplus and umbrella accounts. In our professional lines business, there remain some pricing pressures, although we are witnessing some moderation in competition in our financial institutions business, driven by exposure to sub-prime. We believe our areas of focus in both our liability and professional lines business still contain good profit potential, but risk selection and overall execution strategy have become more critical.

REINSURANCE SEGMENT

Overview

Results in our reinsurance segment were as follows:

Three months ended March 31,	2008	Percentage Change	2007

Revenues:
Gross premiums written	$829,324	(4%)	$866,134
Net premiums written	820,043	(4%)	857,311
Net premiums earned	359,077	(3%)	370,372
Other insurance related income	815	(31%)	1,173
Expenses:
Current year net losses and loss expenses	(235,762)	(3%)	(244,081)
Prior period reserve development	33,531	(10%)	37,236
Acquisition costs	(62,766)	-	(62,791)
General and administrative expenses	(17,370)	18%	(14,743)

Underwriting income	$77,525	(11%)	$87,166

Ratios:		Point Change
Current year loss ratio	65.6%	(0.3%)	65.9%
Prior period reserve development	(9.3%)	0.8%	(10.1%)
Acquisition cost ratio	17.5%	0.5%	17.0%
General and administrative ratio	4.8%	0.8%	4.0%

Combined ratio	78.6%	1.8%	76.8%

Gross Premiums Written: The following tables provide gross premiums written by line of business for the periods indicated:

Three months ended March 31,	2008		2007		Percentage Change	Excluding FX Impact

Catastrophe	$212,948	26%	$244,125	28%	(13%)	(17%)
Property	141,408	17%	147,159	17%	(4%)	(10%)
Professional Lines	87,376	11%	88,426	10%	(1%)	(1%)
Credit and bond	134,574	16%	104,119	12%	29%	19%
Motor	75,526	9%	81,131	10%	(7%)	(15%)
Liability	108,759	13%	145,929	17%	(25%)	(26%)
Engineering	53,224	6%	38,351	4%	39%	33%
Other	15,509	2%	16,894	2%	(8%)	(16%)

Total	$829,324	100%	$866,134	100%	(4%)	(9%)

Gross premiums written in the first quarter of 2008 benefited from a weakened U.S dollar, most significantly against the Euro, relative to the first quarter of 2007. The impact of foreign exchange rate movements is highlighted in the table above. Gross premiums written otherwise decreased 9% this quarter, reflecting our underwriting discipline in the face of increased competition and rate deterioration across most of our lines. In addition, there was a continued trend towards clients increasing their retention of business, particularly in our liability line of business. Notwithstanding these factors, we still identified business which met our pricing threshold. In our catastrophe line of business, this was generally at higher attachment points and therefore at lower premium rates compared to last year.

Changes to prior year pro rata premium estimates and adjustment premium on prior year excess of loss contracts negatively impacted gross premiums written on our professional lines business this quarter. In the first quarter of 2008, we recorded negative premium adjustments of $10 million on prior underwriting year business, compared to positive adjustments of $11 million in the first quarter of 2007.

Partially offsetting the factors above, we increased our market penetration in the engineering reinsurance market, a line relatively new to our portfolio, and also increased our participation for pro rata credit and bond business, where margins were generally more favorable. Our property line of business benefited from the renewal of a significant 16-month pro rata contract this quarter, previously renewed in the fourth quarter of 2006. Our professional lines business included the positive impact of increasing our line size on a large pro rata contract this quarter.

Net premiums earned: The following table shows net premiums earned by line of business:

Three months ended March 31,	2008		2007		Percentage Change

Catastrophe	$105,411	30%	$114,553	31%	(8%)
Property	71,359	20%	81,539	22%	(12%)
Professional Lines	54,928	15%	64,135	17%	(14%)
Credit and bond	33,513	9%	24,320	6%	38%
Motor	22,569	6%	24,916	7%	(9%)
Liability	52,776	15%	47,454	13%	11%
Engineering	12,026	3%	6,420	2%	87%
Other	6,495	2%	7,035	2%	(8%)

Total	$359,077	100%	$370,372	100%	(3%)

Given a significant portion of our reinsurance premium is written in the first quarter of the year, the 3% reduction in net premiums earned largely reflects the 4% decrease in gross premiums written this quarter, as discussed above. Net premiums earned on our professional lines and property lines of business were negatively impacted this quarter by premium adjustments on prior underwriting years, as discussed above. However, growth of our liability business over the last few years, which includes a large level of pro rata business, had a positive impact on our net premiums earned this quarter. We expect our total net premiums earned to continue to decline throughout 2008, given the level of pricing deterioration currently impacting many of our lines.

Reinsurance Losses

Loss ratio: The following table shows the components of our loss ratio:

Three months ended March 31,	2008	Point Change	2007

Current year	65.6%	(0.3%)	65.9%
Prior period reserve development	(9.3%)	0.8%	(10.1%)

Loss ratio	56.3%	0.5%	55.8%

Current Year Loss Ratios:

The first quarter of 2008 included net losses incurred of $12 million, or 3.5 ratio points, from several large individual property per risk losses, and $9 million, or 2.5 ratio points, from several worldwide catastrophe losses. The only significant loss in the first quarter of 2007 was Windstorm Kyrill, for which we incurred losses of $29 million, or 7.8 ratio points. Our initial expected loss ratios in 2008 were generally higher than those in 2007, reflecting the impact of pricing deterioration in many of our lines of business, as discussed above. Offsetting this, our initial loss ratios were favorably impacted by the incorporation of more of our own historical loss experience, rather than industry benchmarks, relative to the prior year quarter.

Prior period reserve development:

We recognized net favorable prior period reserve development of $34 million and $37 million in the first quarter of 2008 and 2007, respectively. In 2008, favorable reserve development principally emanated from our accident year 2007 and 2006 property and catastrophe lines of business, in recognition of lower-than-expected claims emergence on these lines. Similarly, in 2007, favorable reserve development was predominately generated from our accident year 2006 property and catastrophe lines. Accident years 2007 and 2006 have both largely proven to be benign with respect to large catastrophe events.

Reinsurance Outlook

Although reinsurance markets remain relatively disciplined, we are observing increased competition and rate deterioration across most of our lines. The balance of our reinsurance writing in 2008 will largely emanate from our U.S. property, catastrophe, professional lines and casualty lines given the main renewal date for our other lines was January 1. On the property front, non-proportional property business, which is our focus, will be dominated by U.S. exposure. We expect reductions for this business through the balance of the year to be consistent with the 5-10% decreases experienced at the January 1st renewal. On our non-property lines, although we are faced with increasingly challenging market conditions, including higher cedant retentions in our U.S. casualty lines, we continue to identify opportunities within our areas of focus.

CASH AND INVESTMENTS

At March 31, 2008 and December 31, 2007, total cash and investments, including accrued interest receivable and net payable for investments purchased were $10.8 billion and $10.5 billion, respectively. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high quality, diversified portfolio. In this regard, at March 31, 2008 and December 31, 2007, our investment portfolio consisted primarily of fixed maturity investments and cash and cash equivalents. The composition of our investment portfolio is summarized as follows:

	March 31, 2008		December 31, 2007

U.S. government and agency	$1,211,872	11%	$1,058,926	10%
Non U.S. government	274,231	3%	280,577	3%
Corporate debt	2,283,827	21%	2,149,666	21%
Mortgage-backed	3,581,046	33%	3,482,215	33%
Asset-backed	447,051	4%	532,780	5%
Municipals	625,767	6%	827,502	8%

Total Fixed Maturities	8,423,794	78%	8,331,666	80%
Cash at investment managers, net of unsettled trades	601,210	6%	572,897	5%

Total Invested Assets	9,025,004	84%	8,904,563	85%
Other cash and cash equivalents	995,677	9%	846,380	8%

Total Cash and Fixed Maturities	10,020,681	93%	9,750,943	93%
Other Investments	652,111	6%	645,987	6%
Accrued interest receivable	80,990	1%	87,338	1%

Total Cash and Investments	$10,753,782	100%	$10,484,268	100%

Fixed Maturity Investments:

At March 31, 2008 and December 31, 2007, all of the fixed maturity securities were investment grade with 81.5% and 78.6%, respectively, rated AA- or better, with an overall weighted average rating of AA+, based on ratings assigned by Standard & Poor’s. At March 31, 2008 and December 31, 2007, we did not have an aggregate exposure to any single issuer of 10% or more of shareholders’ equity, other than in respect to U.S. government and agency securities.

At March 31, 2008 and December 31, 2007, our invested assets had an approximate average duration of 2.9 and 2.7 years, respectively. When incorporating our other cash and cash equivalents into this calculation, the average duration at March 31, 2008 and December 31, 2007, is reduced to 2.6 and 2.5 years, respectively.

The amortized cost and fair values of our fixed maturity investments was as follows:

At March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Type of Investment
U.S. government and agency	$1,181,483	$30,491	$(103)	$1,211,871
Non-U.S. government	253,721	20,867	(357)	274,231
Corporate debt	2,344,857	45,498	(106,527)	2,283,828
Mortgage-backed	3,569,513	46,591	(35,058)	3,581,046
Asset-backed	450,740	3,387	(7,076)	447,051
Municipals	619,573	7,713	(1,519)	625,767

Total fixed maturity investments	$8,419,887	$154,547	$(150,640)	$8,423,794

At December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Type of Investment
U.S. government and agency	$1,032,441	$26,672	$(187)	$1,058,926
Non-U.S. government	264,109	20,712	(4,244)	280,577
Corporate debt	2,174,333	36,020	(60,687)	2,149,666
Mortgage-backed	3,467,573	29,946	(15,304)	3,482,215
Asset-backed	539,125	1,800	(8,145)	532,780
Municipals	823,947	3,792	(237)	827,502

Total fixed maturity investments	$8,301,528	$118,942	$(88,804)	$8,331,666

The change in unrealized losses in the first quarter of 2008 was primarily related to our corporate securities, following a widening of credit spreads in this sector. Concurrently there was an improvement in pricing of foreign corporate securities due the weakening of the U.S. dollar, particularly against the Euro, which positively impacted unrealized gains in this sector.

The following table summarizes our asset-backed securities by rating and class at March 31, 2008:

	Asset-Backed Securities By Rating
	AAA	AA	A	BBB	Total
Auto	$252,513	$-	$-	$704	$253,217
CLO (a)	-	-	35,091	18,019	53,110
CDO (b)	8,971	346	455	167	9,939
Credit card	61,187	-	-	-	61,187
Equipment	11,605	-	-	-	11,605
Home equity	51,647	350	-	1,536	53,533
Other	4,460	-	-	-	4,460

Total	$390,383	$696	$35,546	$20,426	$447,051

(a) Collateralized loan obligation– debt tranche securities

(b) Collateralized debt obligation

At March 31, 2008 and December 31, 2007, we held asset-backed securities of $447 million and $533 million, respectively. At March 31, 2008, all our asset-backed securities were investment grade, with 87% having a credit rating of AAA. Approximately 57% of our asset-backed securities were related to the auto loans, with the remainder of our portfolio diversified across economic sectors and geographical areas.

The following tables summarize our mortgage-backed securities by rating and class at March 31, 2008:

	Mortgage-Backed Securities By Rating and Class
	Agency (a)	AAA	AA	A	BBB	Total

Residential	$2,144,368	$455,222	$3,993	$-	$2,591	$2,606,174
Commercial	24,886	928,383	12,255	9,348	-	974,872

Total	$2,169,254	$1,383,605	$16,248	$9,348	$2,591	$3,581,046

(a) These represent securities backed by U.S. Government sponsored agencies.

At March 31, 2008 and December 31, 2007, we held mortgage-backed securities of $3,581 million and $3,482 million, respectively. At March 31, 2008, $2,169 million of these securities, or the loans backing such securities, contain guarantees by the U.S. Government or a government-sponsored enterprise. Of the remaining securities held at March 31, 2008, 98% had a credit rating of AAA. Our mortgage-backed portfolio is supported by loans that are diversified across economic sectors and geographical areas.

Other Investments:

The composition of our other investment portfolio is summarized as follows:

	March 31, 2008		December 31, 2007

Hedge funds	$305,438	47%	$277,757	43%
Credit funds	177,812	27%	194,241	30%
CLO - equity tranches	117,648	18%	120,596	19%
Short duration high yield fund	45,655	7%	45,648	7%
Other	5,558	1%	7,745	1%

Total other investments	$652,111	100%	$645,987	100%

The increase in our hedge funds reflects net subscriptions of $40 million, partially offset by the negative performance of these funds during the quarter. Similarly, the reduction in our credit fund balances was related to a decline in the value of these securities during the first quarter of 2008, partially offset by net subscriptions of $14 million. Refer to “Net Investment Income and Net Realized Investment Gains” above.

Impact of Credit market movements:

During 2007, increasing delinquencies in the U.S. sub-prime residential mortgage collateral triggered increased volatility and decreased liquidity across financial markets as a whole, particularly in the area of structured credit assets. We define sub-prime related risk as any security that is backed by or contains sub-prime collateral even if that sub-prime component is incidental. We do not invest directly in sub-prime loans nor do we have any direct sub-prime investment commitments. Our exposure to the sub-prime sector is within our fixed maturity portfolio as part of the collateral in our mortgage-backed and asset-backed securities. We also have exposure to Alternative-A mortgages which are considered to present more risk than prime but less risk than sub-prime.

The following tables summarize our holdings with exposure to these investment types at March 31, 2008 and December 31, 2007, including net realized investment losses and impairments recorded in the first quarter of 2008 and year ended December 31, 2007, respectively:

At March 31, 2008	Holdings at Fair Value	% of Total Shareholders’ Equity	Net Unrealized Gain/(Loss)	Realized Losses and Impairments
Subprime Agency MBS (a)	$14,903	0.28%	$50	$-
Subprime Non-Agency MBS	1,168	0.02%	(41)	-
Subprime ABS (b)	44,359	0.83%	(2,808)	(2,741)

Total Subprime	60,430	1.13%	(2,799)	(2,741)

Alternative-A Agency MBS	551	0.01%	(9)	-
Alternative-A Non-Agency MBS	141,090	2.63%	(5,009)	-

Total Alternative-A	141,641	2.64%	(5,018)	-

Total Subprime and Alternative-A	$202,071	3.77%	$(7,817)	$(2,741)

(a) Mortgage-backed securities

(b) Asset-backed securities

At December 31, 2007	Holdings at Fair Value	% of Total Shareholders’ Equity	Net Unrealized Gain/(Loss)	Realized Losses and Impairments
Subprime Agency MBS	$26,398	0.51%	$38	$-
Subprime Non-Agency MBS	1,892	0.04%	(26)	-
Subprime ABS	47,874	0.93%	(3,456)	(427)

Total Subprime	76,164	1.48%	(3,444)	(427)

Alternative-A Agency MBS	604	0.01%	1	-
Alternative-A Non-Agency MBS	127,845	2.48%	56	(730)
Alternative-A ABS	6,611	0.13%	(283)	-

Total Alternative-A	135,060	2.62%	(226)	(730)

Total Subprime and Alternative-A	$211,224	4.10%	$(3,670)	$(1,157)

Our sub-prime and Alternative-A portfolio at March 31, 2008 is relatively unchanged from December 31, 2007. There was, however, a continued deterioration of valuations throughout the quarter emanating from a lack of liquidity and rating pressures in this sector. As a result, we recognized an impairment charge of $3 million, relating to one security that was downgraded. At March 31, 2008, all our investments in this sector were investment grade, with 94% rated Agency or AAA (December 31, 2007: 98%). The duration and weighted average life of these investments at March 31, 2008 was 1.08 years and 2.25 years, respectively, compared to 1.61 years and 2.39 years, respectively at December 31, 2007. At March 31, 2008, 69% of our sub-prime securities originated in 2006 and 2007, compared to 73% at December 31, 2007. At March 31, 2008, 21% of our Alternative-A securities originated in 2006 and 2007, compared to 12% at December 31, 2007.

With respect to the rest of our investment portfolio, our exposure to credit risk is broadly diversified by industry, concentration and geography through our investments in high grade fixed maturities and our other investments. As discussed above, the credit and hedge funds, within our other investment portfolio, have continued to experience increased volatility this quarter, in line with the financial markets. All securities, including those with sub-prime exposure, are reviewed as part of our ongoing other-than-temporary-impairment monitoring process. We continue to monitor our exposures, and to the extent market disruptions continue, our financial position may be negatively impacted.

Fair Value Measurements

On January 1, 2008, we adopted FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value as the price that would be received to sell an asset or paid in transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. Refer to Note 1 of our Consolidated Financial Statements for a further discussion on this new standard.

The following is a summary of valuation techniques or models we used to measure fair value by asset and liability classes, which have not changed significantly since December 31, 2007.

Fixed Maturity Investments

We outsource investment accounting services for our fixed maturity portfolios to a third party. Through this third party, we use nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of our fixed maturity investments. These pricing services include Lehman Index, Reuters Pricing Service, FT Interactive Data and others.

The pricing service uses market quotations for securities (e.g., public common and preferred securities) that have quoted prices in active markets. When quoted market prices are unavailable, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios, a model commonly used to estimate fair value for mortgage-backed and asset-backed securities. In all cases, we use the bid price for estimating fair value for our fixed maturity investments.

Except for the preferred shares, as the fair value estimates of our fixed maturity investments are based on observable market data we have included these as Level 2 within the fair value hierarchy. The preferred shares are classified as Level 1 as they are actively traded on an exchange.

To validate the techniques or models used by the pricing services, we compare the fair value estimates to our knowledge of the current market and will challenge any prices deemed not to be representative of fair value. Our review process includes, but not limited to: (i) a review of the third party models for the highest risk securities within our portfolio; (ii) quantitative analysis e.g. compare the quarterly return for each managed portfolio to target benchmark and perform attribution analysis e.g. overweight / underweight by industry sector and duration; and (iii) select randomly purchased or sold securities and compare the executed prices to the fair value estimates from the pricing service.

Further, on a quarterly basis, we evaluate whether the fair value of a fixed maturity securities is other-than-temporarily impaired when its fair value is below amortized cost. To make this assessment we consider several factors including (i) the time period during which there has been a decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer, and (vi) an analysis of the collateral structure and credit support of the security, if applicable. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. During the quarter ended March 31, 2008 and 2007, we have recorded a total other-than-temporary impairment charge of $15 million and $nil, respectively.

Other Investments

For hedge and credit funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third party administrator, which involves little management judgment. The financial statements of each fund generally are audited annually, using fair value measurement for the underlying investments. Certain of these funds have lock-up and other redemption provisions which limit our ability to liquidate these funds in the short term. As these provisions are common in the investment industry, we do not believe a market participant would apply a significant discount, if any, to the published net asset value and accordingly we have not reflected such adjustment in the fair value of the above funds. We have classified the hedge and credit funds as Level 3 within the fair value hierarchy as for most of these funds we do not have full access to the underlying investment holdings to enable us to corroborate the fair value measurement used by the fund managers. However, we regularly review performance directly with the fund managers and perform qualitative analysis to corroborate the reasonabless of the published net asset values. For the three months ended March 31, 2008, we incurred a $42 million loss in fair value on these funds due to market conditions as previously noted. This unrealized loss was included in our net investment income.

For collateralized loan obligation securities (CLOs), we invest in both the debt and equity tranches. The debt tranches are included in our fixed maturity securities portfolio (refer to the asset-backed securities tabular disclosure above); whereas the equity tranches are reported under other investments in our Consolidated Balance Sheets. For the latter, the initial purchase price is amortized, on a straight-line basis, over the expected life of the equity tranche CLO investment with interest income being recognized using the effective yield method. The effective yield method is calculated using market assumptions such as industry default and recovery rates, collateral spreads, and prepayments. At the end of each reporting period, we review the performance of the overall CLO structure and make an adjustment to the carrying value if it does not reflect a reasonable estimate of fair value. In conjuction with this review, we also evaluate whether the estimated fair value of the CLO is other-than-temporarily impaired when its fair value is below amortized cost.

Due to the current technical imbalances and illiquidity proliferating through the credit markets, observable CLO trades in the secondary markets are infrequent. These market conditions have increased the reliance on management judgments in determining the estimated fair value of these equity tranche CLOs. The most significant market assumption used in estimating fair value for this investment type is the default rate. As the current default experience in the underlying loans has not changed significantly, there was no significant change in our estimated fair value of these CLOs at March 31, 2008, from December 31, 2007. Due to the significant management judgment in establishing this fair value, we have classified the equity tranche CLOs as Level 3 within the fair value hierarchy.

We also have one open-end short-duration high yield fund with daily liquidity that is measured using a published net asset value. For this fund, we have classified it as Level 2 within the fair value hierarchy.

Derivative Instruments

The foreign currency forward contracts and options we use to economically hedge currency risk are characterized as over-the-counter (OTC) due to their customized nature, and the fact that they do not trade on a major exchange. These instruments are valued using market transactions and other market evidence whenever possible, including market-based inputs to models. Forward contracts trade in a very deep and liquid market, providing substantial price transparency, while our vanilla currency options are priced using a Black-Scholes option-pricing model. This model is a widely-accepted pricing source, and requires the use of transparent market inputs to calculate values, involving minimal management judgment. Accordingly, we have classified these derivatives as Level 2 within the fair value hierarchy.

For our outstanding insurance derivative contract we have developed a valuation model to measure its fair value. This model incorporates all of the significant cash flows relating to the structure underlying the insurance contract as well as market inputs such as yield curve and default rates. The most significant assumption used in this model is the longevity of the insured individuals underlying the insurance policy. The estimation of life expectancy of an individual is a complex process and accordingly significant judgment is applied in establishing a fair value for the above contract. We have classified this contract as Level 3 within the fair value hierarchy. For more details on this insurance-related derivative contract, refer to Item 8, Note 8(c) included in our Annual Report on Form 10K for our year ended December 31, 2007 of the Consolidated Financial Statements.

The following table summarizes all of our financial assets and liabilities measured at fair value at March 31, 2008, by FAS 157 hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturity investments	$93,681	$8,330,113	$-	$8,423,794
Other investments	5,558	45,656	600,897	652,111

Total	$99,239	$8,375,769	$600,897	$9,075,905

As a percentage of total assets	0.6%	53.6%	3.8%	58.0%

Liabilities
Foreign currency derivatives	$-	$361	$-	$361
Insurance-related derivative	-	-	16,346	16,346

Total	$-	$361	$16,346	$16,707

As a percentage of total liabilities	-	n/m	0.2%	0.2%

For fair value sensitivity analysis on our investments portfolio, refer to Item 3 “Quantitative and Qualitative Disclosure About Market Risk”.

LIQUIDITY AND CAPITAL RESOURCES

There has been no material change in our liquidity and capital resource requirements since December 31, 2007. For more information refer to Liquidity and Capital Resources included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. At March 31, 2008, our common shareholders’ equity was $4.9 million compared to $4.7 billion at December 31, 2007. The following is a summary reconciliation of those balances:

Common equity - December 31, 2007	$4,658,622
Net income	246,941
Change in accumulated other comprehensive income	(22,772)
Common share dividends	(29,968)
Preferred share dividends	(9,219)
Share-based compensation and other	27,818

Common equity - March 31, 2008	$4,871,422

COMMITMENTS AND CONTINGENCIES

There have been no other material changes in our commitments or contingencies since December 31, 2007. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We discuss our Critical Accounting Estimates in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2007.

NEW ACCOUNTING STANDARDS

See Item 1, Note 1 to the Consolidated Financial Statements for a discussion of new accounting standards we have recently adopted and recently issued accounting pronouncements we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2008, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

INTEREST RATE RISK

Fluctuations in interest rates have a direct impact on the market valuation of our fixed income investments. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our total cash and fixed maturity investments at March 31, 2008. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage-backed and asset-backed securities. The results of this analysis are summarized in the table below. The hypothetical changes in interest rate risk do not reflect what could be deemed the best or worst case scenarios.

Interest Rate Movement Analysis on Market Value of Total Cash and Fixed Maturity Investments

	Interest Rate Shift in Basis Points
	-100	-50	0	+50	+100

Total Market Value	$10,262,799	$10,144,608	$10,020,681	$9,891,136	$9,756,122
Market Value Change from Base	2.42%	1.24%	0.00%	(1.29%)	(2.64%)
Change in Unrealized Value	$242,118	$123,927	$-	$(129,545)	$(264,559)

We manage interest rate risk by selecting investments with durations, yields, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Refer to “Cash and Investments” section above, for a discussion of target and actual durations on our investment portfolios.

FOREIGN CURRENCY RISK

Fluctuations in foreign currency exchange rates have a direct impact on the valuation of our assets and liabilities denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. We may use derivatives to hedge un-matched foreign currency exposures, specifically forward contracts and currency options. Additionally, we may also enter into foreign currency forward contracts to manage portfolio risk and enhance our investment returns. Currency derivatives do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a base rate of exchange for a future point in time. Foreign currency forward contracts and options are not specifically identified against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency derivatives are recognized in our Consolidated Statements of Operations. The principal currencies creating foreign exchange risk to the Company are the Sterling, the Euro, the Australian dollar, the Canadian dollar and the Japanese Yen. The following table provides a hypothetical analysis on our exposure to foreign exchange rate risk at March 31, 2008 and December 31, 2007:

	March 31 2008	December 31 2007

Fair value of net assets denominated in foreign currencies	$1,199,303	$862,664
As a percentage of total shareholders’ equity	22%	17%
Pre-tax impact on equity of hypothetical 10% movement of the U.S. dollar	$109,028	$78,424

VALUE AT RISK

Value at Risk: Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in the fair values of our cash and investments. The VaR calculation is calculated using a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our cash and investments at March 31, 2008 was approximately $469 million, or 4.4%, compared to $276 million, or 2.6% at December 31, 2007, which represents the potential loss in fair value of our cash and investments over a one year time horizon within a 95% confidence level. The increase in our VaR was primarily related to increased market volatilities across substantially all asset classes that our investment portfolio is exposed to. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position. During the first quarter of 2008 actual changes in fair value did not exceed the VaR amount.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008. Based upon that evaluation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II            OTHER INFORMATION

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

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during each month in the first three months of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (a)
January 1-31, 2008	117,189(b)	$40.12	-	$494.9 million
February 1-29, 2008	-	-	-	$494.9 million
March 1-31, 2008	2,050 (b)	$36.87	-	$494.9 million
Total	119,239	$40.06	-	$494.9 million

(a)	On December 7, 2006, our Board of Directors authorized a renewal of our share repurchase plan with the authorization to repurchase up to $400 million of our common shares to be effected from time to time in open market or privately negotiated transactions. This repurchase plan will expire on December 31, 2008. On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares. This repurchase plan is authorized to continue until December 31, 2009.

(b)	Comprises shares withheld to satisfy tax liabilities upon the vesting of restricted stocks awarded under our 2003 Long Term Equity Compensation Plan. These shares are not included in our repurchase program.

ITEM 6.    EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Appendix B to the Definitive Proxy Statement for the 2007 Annual General Meeting of Shareholders filed on March 28, 2007).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	2008 Directors Annual Compensation Program.

10.2	AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan, as amended.

10.3	Amendment No. 2 to Employment Agreement between John R. Charman and AXIS Specialty Limited, dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 7.    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2008

AXIS CAPITAL HOLDINGS LIMITED

By:

/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)