Form 10-Q
period 2008-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2008-08-05
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008 there were 144,925,025 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

PART I    FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-looking Statements

This quarterly report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend”. Forward-looking statements contained in this report may include information regarding our estimates of losses related to hurricanes and other catastrophes, our expectations regarding pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate and foreign currency risks, valuations of potential interest rate shifts and foreign currency rate changes and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance.

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

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

(in thousands)	2008	2007
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost 2008: $8,835,014; 2007: $8,301,528)	$8,703,346	$8,331,666
Equity securities, available for sale, at fair value (cost 2008: $268,492; 2007:$10,850)	247,845	7,746
Other investments, at fair value	724,239	638,241

Total investments	9,675,430	8,977,653
Cash and cash equivalents	1,094,429	1,332,921
Accrued interest receivable	89,261	87,338
Insurance and reinsurance premium balances receivable	1,652,295	1,231,494
Reinsurance recoverable balances	1,340,452	1,280,295
Reinsurance recoverable balances on paid losses	82,677	76,598
Deferred acquisition costs	355,587	276,801
Prepaid reinsurance premiums	263,461	242,940
Securities lending collateral	813,737	865,256
Net receivable for investments sold	-	86,356
Goodwill and intangible assets	61,035	61,653
Other assets	178,025	156,004

Total assets	$15,606,389	$14,675,309

Liabilities
Reserve for losses and loss expenses	$5,995,731	$5,587,311
Unearned premiums	2,603,676	2,146,087
Insurance and reinsurance balances payable	249,710	244,988
Securities lending payable	812,833	863,906
Senior notes	499,315	499,261
Other liabilities	144,689	175,134
Net payable for investments purchased	37,273	-

Total liabilities	10,343,227	9,516,687

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2008: 139,653; 2007: 142,520)	1,877	1,850
Additional paid-in capital	1,922,356	1,869,810
Accumulated other comprehensive (loss) income	(150,721)	22,668
Retained earnings	3,377,051	2,968,900
Treasury shares, at cost (2008: 10,676; 2007: 5,466)	(387,401)	(204,606)

Total shareholders’ equity	5,263,162	5,158,622

Total liabilities and shareholders’ equity	$15,606,389	$14,675,309

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three months ended		Six months ended
	2008	2007	2008	2007
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$680,291	$693,941	$1,338,925	$1,379,245
Net investment income	137,015	113,685	222,666	238,965
Net realized investment gains (losses)	1,552	(4,656)	37,237	(4,356)
Other insurance related (loss) income	(7,269)	693	(5,267)	2,633

Total revenues	811,589	803,663	1,593,561	1,616,487

Expenses
Net losses and loss expenses	371,717	358,723	733,398	751,521
Acquisition costs	97,780	95,745	192,260	193,884
General and administrative expenses	82,953	68,574	161,703	131,180
Foreign exchange losses (gains)	6,564	(6,883)	(13,733)	(9,274)
Interest expense and financing costs	7,890	14,169	15,848	29,312

Total expenses	566,904	530,328	1,089,476	1,096,623

Income before income taxes	244,685	273,335	504,085	519,864
Income tax expense	4,199	12,519	16,658	22,266

Net income	240,486	260,816	487,427	497,598

Preferred share dividends	9,219	9,226	18,438	18,430

Net income available to common shareholders	$231,267	$251,590	$468,989	$479,168

Weighted average common shares and common share equivalents:
Basic	142,333	149,027	142,786	149,727

Diluted	157,602	166,320	158,893	166,175

Earnings per common share:
Basic	$1.62	$1.69	$3.28	$3.20

Diluted	$1.47	$1.51	$2.95	$2.88

Cash dividends declared per common share	$0.185	$0.165	$0.37	$0.33

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three months ended		Six months ended
	2008	2007	2008	2007
	(in thousands)
Net income	$240,486	$260,816	$487,427	$497,598
Other comprehensive income, net of tax
Change in unrecognized prior service cost on the supplemental executive retirement plans (SERPs)	562	562	1,125	1,125
Unrealized losses arising during the period	(148,491)	(90,202)	(138,997)	(67,694)
Adjustment for re-classification of investment (gains) losses realized in net income	(2,688)	5,072	(35,517)	4,514

Comprehensive income	$89,869	$176,248	$314,038	$435,543

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	(in thousands)
Common shares (shares outstanding)
Balance at beginning of period	142,520	149,982
Shares issued	2,343	643
Shares repurchased for treasury	(5,210)	(1)
Shares repurchased and cancelled	-	(2,700)

Balance at end of period	139,653	147,924

Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,850	1,875
Shares issued	27	8
Shares repurchased and cancelled	-	(34)

Balance at end of period	1,877	1,849

Additional paid-in capital
Balance at beginning of period	1,869,810	1,929,406
Shares issued	2,329	1,282
Shares repurchased and cancelled	-	(103,431)
Stock options exercised	21,142	6,333
Share-based compensation expense	29,075	16,457

Balance at end of period	1,922,356	1,850,047

Accumulated other comprehensive income (loss)
Balance at beginning of period	22,668	(44,638)
Unrealized depreciation on fixed maturities and equities	(179,427)	(63,153)
Amortization of prior service cost on the SERPs	1,125	1,125
Change in deferred taxes	4,913	(27)

Balance at end of period	(150,721)	(106,693)

Retained earnings
Balance at beginning of period	2,968,900	2,026,004
Net income	487,427	497,598
Series A and B preferred share dividends	(18,438)	(18,430)
Common share dividends	(60,838)	(56,461)

Balance at end of period	3,377,051	2,448,711

Treasury shares, at cost
Balance at beginning of period	(204,606)	-
Shares repurchased for treasury	(182,795)	(32)

Balance at end of period	(387,401)	(32)

Total shareholders’ equity	$5,263,162	$4,693,882

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$487,427	$497,598
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(37,237)	4,356
Net unrealized losses (gains) of other investments	34,888	(24,474)
Amortization/accretion of fixed maturities	1,331	4,423
Other amortization and depreciation	5,603	4,866
Share-based compensation expense	29,075	16,457
Changes in:
Accrued interest receivable	(1,923)	(5,184)
Reinsurance recoverable balances	(66,236)	21,443
Deferred acquisition costs	(78,786)	(94,519)
Prepaid reinsurance premiums	(20,521)	(17,653)
Reserve for loss and loss expenses	408,420	344,951
Unearned premiums	457,589	533,187
Insurance and reinsurance balances, net	(416,079)	(522,497)
Other items	(64,536)	(47,634)

Net cash provided by operating activities	739,015	715,320

Cash flows from investing activities:
Purchases of fixed maturities	(5,043,455)	(3,715,332)
Sales and maturities of fixed maturities	4,636,109	3,016,094
Purchases of equity securities	(262,863)	-
Sales of equity securities	38,538	-
Purchases of other investments	(130,500)	(40,250)
Sales of other investments	9,615	87,479
Purchases of assets	(5,605)	(33,725)
Other	-	(22,118)

Net cash used in investing activities	(758,161)	(707,852)

Cash flows from financing activities:
Repurchase of shares	(182,795)	(103,497)
Dividends paid - common shares	(54,784)	(56,414)
Dividends paid - preferred shares	(18,430)	(18,430)
Proceeds from issuance of common shares	23,498	7,623

Net cash used in financing activities	(232,511)	(170,718)

Effect of exchange rate changes on foreign currency cash	13,165	11,638

Decrease in cash and cash equivalents	(238,492)	(151,612)
Cash and cash equivalents - beginning of period	1,332,921	1,989,287

Cash and cash equivalents - end of period	$1,094,429	$1,837,675

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

Our consolidated balance sheet at June 30, 2008 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the periods ended June 30, 2008 and 2007 have not been audited. The balance sheet at December 31, 2007 is derived from the audited financial statements.

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

Examples of assets and liabilities utilizing Level 1 inputs include: exchange-traded equity securities and listed derivatives that are actively traded.

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

Examples of assets and liabilities utilizing Level 2 inputs include: exchange-traded equity securities and listed derivatives that are not actively traded; U.S. government and agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”); and over-the-counter (“OTC”) derivatives (e.g. foreign currency options and forward contracts).

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our own assumptions about assumptions that market participants might use.

Examples of assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; hedge funds with partial transparency; and collateralized loan obligation (“CLO”) – equity tranche securities, credit funds and short duration high yield funds that are traded in less liquid markets.

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

The adoption of FAS 157 did not result in any cumulative-effect adjustment to our beginning retained earnings at January 1, 2008, or any material impact on our results of operations, financial position or liquidity. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we have also adopted FSP FAS 157-2 effective January 1, 2008, FAS 157 will not be applied to our goodwill and other intangible assets measured annually for impairment testing purposes only. We will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009. We do not anticipate this adoption will have a material impact on our results of operations, financial position or liquidity.

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

(b) Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). This Statement expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. FAS 161 will be effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As FAS 161 requires only additional disclosures concerning derivatives and hedging activities, its adoption will not affect our results of operations, financial position or liquidity.

c) Financial Guarantee Insurance Contracts

On May 23, 2008, the FASB issued FAS No. 163, Accounting for Financial Guarantee Insurance Contracts (“FAS 163”). This new standard clarifies how FAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. We are currently evaluating the impact of the adoption of FAS 163 on our financial condition and results of operations.

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

•	Other: primarily includes employee medical coverage for self-insured, small and medium sized employers for losses in excess of a retention.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

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

The following table summarizes the underwriting results of our operating segments for the periods indicated and the carrying values of goodwill and intangible assets as at June 30, 2008 and 2007:

	2008			2007
Three months ended June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$555,464	$318,705	$874,169	$612,671	$346,707	$959,378
Net premiums written	365,511	318,705	684,216	406,885	348,457	755,342
Net premiums earned	297,429	382,862	680,291	298,245	395,696	693,941
Other insurance related (loss) income	(7,509)	240	(7,269)	360	333	693
Net losses and loss expenses	(159,696)	(212,021)	(371,717)	(133,568)	(225,155)	(358,723)
Acquisition costs	(31,120)	(66,660)	(97,780)	(27,442)	(68,303)	(95,745)
General and administrative expenses	(48,141)	(17,077)	(65,218)	(39,167)	(15,223)	(54,390)

Underwriting income	$50,963	$87,344	138,307	$98,428	$87,348	185,776

Corporate expenses			(17,735)			(14,184)
Net investment income			137,015			113,685
Net realized investment gains (losses)			1,552			(4,656)
Foreign exchange (losses) gains			(6,564)			6,883
Interest expense and financing costs			(7,890)			(14,169)

Income before income taxes			$244,685			$273,335

Net loss and loss expense ratio	53.7%	55.4%	54.6%	44.8%	56.9%	51.7%
Acquisition cost ratio	10.4%	17.4%	14.4%	9.2%	17.3%	13.8%
General and administrative expense ratio	16.2%	4.5%	12.2%	13.1%	3.8%	9.9%

Combined ratio	80.3%	77.3%	81.2%	67.1%	78.0%	75.4%

Goodwill and intangible assets	$61,035	$-	$61,035	$62,511	$-	$62,511

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2008			2007
Six months ended June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$990,321	$1,148,029	$2,138,350	$1,049,159	$1,212,842	$2,262,001
Net premiums written	637,243	1,138,748	1,775,991	688,931	1,205,769	1,894,700
Net premiums earned	596,986	741,939	1,338,925	613,177	766,068	1,379,245
Other insurance related (loss) income	(6,322)	1,055	(5,267)	1,127	1,506	2,633
Net losses and loss expenses	(319,146)	(414,252)	(733,398)	(319,520)	(432,001)	(751,521)
Acquisition costs	(62,834)	(129,426)	(192,260)	(62,791)	(131,093)	(193,884)
General and administrative expenses	(95,960)	(34,447)	(130,407)	(74,690)	(29,966)	(104,656)

Underwriting income	$112,724	$164,869	277,593	$157,303	$174,514	331,817

Corporate expenses			(31,296)			(26,524)
Net investment income			222,666			238,965
Net realized investment gains (losses)			37,237			(4,356)
Foreign exchange gains			13,733			9,274
Interest expense and financing costs			(15,848)			(29,312)

Income before income taxes			$504,085			$519,864

Net loss and loss expense ratio	53.5%	55.8%	54.8%	52.1%	56.4%	54.5%
Acquisition cost ratio	10.5%	17.5%	14.3%	10.2%	17.1%	14.1%
General and administrative expense ratio	16.1%	4.6%	12.1%	12.2%	3.9%	9.5%

Combined ratio	80.1%	77.9%	81.2%	74.5%	77.4%	78.1%

Goodwill and intangible assets	$61,035	$-	$61,035	$62,511	$-	$62,511

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Fixed Maturities

The following tables summarize the fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

As at June 30, 2008	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$-	$-	$620,536	$(9,275)	$620,536	$(9,275)
Non-U.S. government	-	-	85,375	(3,468)	85,375	(3,468)
Corporate	125,549	(14,080)	1,317,898	(97,917)	1,443,447	(111,997)
Mortgage-backed	348,692	(16,943)	1,970,335	(49,259)	2,319,027	(66,202)
Asset-backed	51,723	(5,491)	152,110	(4,784)	203,833	(10,275)
Municipals	478	(4)	180,439	(2,494)	180,917	(2,498)

Total	$526,442	$(36,518)	$4,326,693	$(167,197)	$4,853,135	$(203,715)

As at December 31, 2007	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$67,131	$(169)	$7,304	$(18)	$74,435	$(187)
Non-U.S. government	-	-	87,214	(4,244)	87,214	(4,244)
Corporate	188,901	(4,391)	776,234	(56,296)	965,135	(60,687)
Mortgage-backed	1,064,646	(13,100)	241,920	(2,204)	1,306,566	(15,304)
Asset-backed	68,959	(1,391)	132,735	(6,754)	201,694	(8,145)
Municipals	32,053	(150)	50,782	(87)	82,835	(237)

Total	$1,421,690	$(19,201)	$1,296,189	$(69,603)	$2,717,879	$(88,804)

At June 30, 2008, 1,894 securities (2007: 1,440) were in an unrealized loss position with a fair value of $4,853 million (2007: $2,718 million) of which 372 securities (2007: 1,065) have been in an unrealized loss position for 12 months or greater and have a fair value of $526 million (2007: $1,422 million). The unrealized losses from these securities were primarily as a result of interest rates movements. In the first six months of 2008, we recorded an impairment charge of $16 million (2007: $2 million) relating to 26 securities (2007: 8) that we determined to be other than temporarily impaired which were included in net realized investment gains (losses) in the Consolidated Statements of Operations.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

b)	Equity Securities

Equity securities include common stock and non-redeemable preferred stock of publicly traded companies. The cost and fair value of our equity securities at June 30, 2008 and December 31, 2007 are as follows:

As at June 30, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Type of Investment
Common stocks	$143,867	$2,674	$(16,338)	$130,203
Non-redeemable preferred stocks	124,625	624	(7,607)	117,642

Total	$268,492	$3,298	$(23,945)	$247,845

As at December 31, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Type of Investment
Common stocks	$10,850	$-	$(3,104)	$7,746

c)	Other Investments

The table below provides breakdown of our portfolio of other investments:

	June 30, 2008		December 31, 2007

Hedge funds	$338,675	47%	$277,757	44%
Credit funds	224,443	31%	194,241	30%
CLO - equity tranches	114,570	16%	120,596	19%
Short duration high yield fund	46,551	6%	45,647	7%

Total other investments	$724,239	100%	$638,241	100%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

d)	Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Fixed maturities and cash equivalents	$116,929	$113,525	$240,632	$216,229
Other investments	19,883	3,358	(15,807)	28,670
Equity securities	3,179	-	3,179	-

Gross investment income	139,991	116,883	228,004	244,899
Investment expenses	(2,976)	(3,198)	(5,338)	(5,934)

Net investment income	$137,015	$113,685	$222,666	$238,965

The following provides an analysis of gross realized gains/losses and the change in unrealized gains/losses on available for sale investments included within accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gross realized gains	$11,814	$1,047	$74,935	$7,692
Gross realized losses	(10,348)	(6,214)	(37,347)	(12,477)

Net realized gains (losses) on fixed maturities	1,466	(5,167)	37,588	(4,785)
Changes in fair values of investments derivatives	86	511	(351)	429

Net realized investment gains (losses) on investments	$1,552	$(4,656)	$37,237	$(4,356)

Change in unrealized losses on available for sale investments	$(151,279)	$(85,866)	$(179,427)	$(63,153)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE

a)	Fair Value Hierarchy

At June 30, 2008, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets
Fixed maturities	$-	$8,703,346	$-	$8,703,346
Equity securities	247,845	-	-	247,845
Other investments	-	46,551	677,688	724,239

Total	$247,845	$8,749,897	$677,688	$9,675,430

Liabilities
Derivative liabilities	$-	$750	$23,790	$24,540

b)	Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three months ended June 30, 2008:

	Other Investments		Derivative Liability

Balance as at April 1, 2008	$600,897		$16,346
Change in net unrealized gains/losses	12,869		7,444
Net purchases, sales, and distributions	63,923		-
Net transfers in (out of) of Level 3	-		-

Balance as at June 30, 2008	$677,689		$23,790

Change in net unrealized gains/losses relating to financial instruments held at reporting date	$12,869	(1)	$7,444	(2)

(1)Included in net investment income

(2)Included in other insurance related (loss) income

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE (CONTINUED)

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2008:

	Other Investments		Derivative Liability

Balance as at January 1, 2008	$592,593		$16,346
Change in net unrealized gains/losses	(29,764)		7,444
Net purchases, sales, and distributions	114,860		-
Net transfers in (out of) of Level 3	-		-

Balance as at June 30, 2008	$677,689		$23,790

Change in net unrealized (losses) gains relating to financial instruments held at reporting date	$(29,764	) (1)	$7,444	(2)

(1)Included in net investment income

(2)Included in other insurance related (loss) income

Other Investments

Hedge funds, credit funds and equity tranches of CLOs are included within Level 3. The fair value for hedge funds and credit funds are based on the most recently published net asset value as advised by the external fund manager or third party administrator. For these funds we do not have full access to the underlying investment holdings to enable us to corroborate the fair value measurement used by the fund managers. However, we regularly review performance directly with the fund managers and perform qualitative analysis to corroborate the reasonabless of the published net asset values.

Observable equity tranche CLO trades in the secondary markets are infrequent, particularly given the dislocation in the current credit markets. Accordingly, because we were unable to corroborate non-binding quotes from brokers with observable market data, we continue to use a valuation model which includes inputs such as industry default rates, collateral spreads, and prepayments.

Derivative Liability

We classified our insurance derivative contract with longevity risk exposure within Level 3 as the inputs used in our valuation model include significant unobservable inputs. The most significant unobservable input used in this model is the margin that a market participant would require for insuring a $400 million note collateralized by a portfolio of life settlements comprising less than 200 insured individuals. We exercised significant judgment in determining a fair value for this derivative instrument.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Six months ended June 30,	2008	2007
Gross unpaid losses and loss expenses at beginning of period	$5,587,311	$5,015,113
Less reinsurance recoverable balances at beginning of period	(1,356,893)	(1,359,154)

Net losses and loss expense reserves at beginning of period	4,230,418	3,655,959

Net incurred losses related to:
Current year	908,253	914,305
Prior years	(174,855)	(162,784)

	733,398	751,521

Net paid losses related to:
Current year	(57,385)	(36,771)
Prior years	(350,832)	(359,890)

	(408,217)	(396,661)

Foreign exchange loss	17,003	11,534

Net losses and loss expense reserves at end of period	4,572,602	4,022,353
Reinsurance recoverable balances at end of period	1,423,129	1,337,711

Gross unpaid losses and loss expenses at end of period	$5,995,731	$5,360,064

Net losses and loss expenses incurred includes net favorable prior period reserve development of $175 million and $163 million for the six months ended June 30, 2008 and 2007, respectively. Prior period development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years. The following table summarizes net favorable reserve development by segment:

Six months ended June 30,	2008	2007
Insurance	$100,686	$84,541
Reinsurance	74,169	78,243

Total	$174,855	$162,784

The first six months of 2008 included favorable development of $60 million from the political risk line of business of our insurance segment, to recognize both the absence of reported losses on the sovereign and corporate credit products within the line and the lower likelihood of future reported losses emanating from our traditional political risk coverage from accident years 2004 and prior. We also refined the loss development profile on the sovereign and corporate credit portion of our book during the second quarter of 2008. Following an actuarial review, we began to use a more accelerated loss development profile.

The remaining net favorable development in both periods was predominately generated from our short tail insurance and reinsurance lines of business, and reflected the occurrence of fewer late reported claims than we originally anticipated in our reserving process. In addition to the many uncertainties inherent in our reserving process, the potential for deviation between expected and actual claims experience is often greater for a company like ours which relies more heavily upon industry based loss development profiles as a result of having a limited operating history. Given the inherent limitations of this, our estimate of ultimate losses in prior years have included a provision for reporting delays and other uncertainties specific to our business. This includes, for example, the inherent delays we expect to arise from obtaining loss information on high excess layers of business across our diverse worldwide exposures. Because late reporting has been less prevalent than we anticipated, our actual claims experience has been better than we projected.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	STOCK-BASED COMPENSATION

Stock Options

The following is a summary of stock options outstanding and exercisable at June 30, 2008, and related activity for the six months ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Outstanding - January 1, 2008	4,810	$18.46
Granted	-	-
Exercised	(1,631)	12.98
Forfeited	-	-

Outstanding - June 30, 2008	3,179	$21.27	5.00 years	$30,188

* The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on June 30, 2008, and the exercisable price, multiplied by the number of in-the-money-options) that would have been received by the stock option holders had all stock option holders exercised their stock options on June 30, 2008.

The total intrinsic value of stock options exercised during the first six months of 2008 and 2007 was $34 million and $4 million, respectively, and we received proceeds of $21 million and $6 million, respectively. At December 31, 2007, there was no remaining unrecognized compensation cost related to stock options and accordingly we incurred no related compensation costs during 2008.

The following table summarizes information about our stock options outstanding and exercisable at June 30, 2008:

Range of Exercise Prices	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$12.50 - $13.75	930	$12.61	3.55
$13.76 - $15.00	582	14.50	4.45
$15.01 - $16.25	29	16.25	5.00
$16.26 - $25.65	40	25.50	5.09
$25.66 - $29.62	1,598	28.77	6.05

Total	3,179	$21.27	5.00

Restricted Stock

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock for six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock - January 1, 2008	3,312	$31.44
Granted	2,665	37.45
Vested	(773)	29.81
Forfeited	(100)	34.03

Non-vested restricted stock - June 30, 2008	5,104	$34.77

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	STOCK-BASED COMPENSATION (CONTINUED)

During the three months ended June 30, 2008, we granted 1,106,480 restricted shares to employees, including 1,000,000 shares with a grant date fair value of $35.17 per share to our Chief Executive Officer (“CEO”) in connection with an amendment to his employment agreement. The grant made to our CEO will vest as follows: 500,000 shares on January 31, 2009; 166,667 shares on January 1, 2010; 166,667 shares on January 1, 2012; and 166,666 shares on January 1, 2013. We have elected the straight-line recognition method for awards subject to graded vesting based on a service condition.

For the three months ended June 30, 2008 and 2007, we incurred compensation costs of $19 million and $9 million, respectively, in respect of restricted stock, and recorded tax benefits thereon of $3 million and $2 million, respectively. For the first six months ended June 30, 2008 and 2007, we incurred compensation costs of $29 million and $16 million, respectively, in respect of restricted stock, and recorded tax benefits thereon of $4 million and $3 million, respectively. The compensation costs incurred in 2008 include $2 million for modified grants and an additional charge for the acceleration of restricted shares vesting for certain employees that have reached retirement eligibility under our 2007 Plan.

The total fair value of shares vested during the three months ended June 30, 2008 and 2007, was $7 million and negligible, respectively. At June 30, 2008 and December 31, 2007, there was $121 million and $47 million, respectively, of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted average period of 2.8 years.

During the first six months ended June 30, 2008 and 2007, we also realized additional tax benefits for certain vested restricted stocks and exercised stock options of $1 million. These excess tax benefits are included in our cash flows from financing activities in the Consolidated Statements of Cash Flows.

7.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic earnings per common share
Net income available to common shareholders	$231,267	$251,590	$468,989	$479,168

Weighted average common shares outstanding	142,333	149,027	142,786	149,727

Basic earnings per common share	$1.62	$1.69	$3.28	$3.20

Diluted earnings per common share
Net income available to common shareholders	$231,267	$251,590	$468,989	$479,168

Weighted average common shares outstanding	142,333	149,027	142,786	149,727
Share equivalents:
Warrants	12,579	13,305	12,870	12,844
Restricted stock	1,496	1,505	1,511	1,265
Options	1,194	2,483	1,726	2,339

Weighted average common shares outstanding - diluted	157,602	166,320	158,893	166,175

Diluted earnings per common share	$1.47	$1.51	$2.95	$2.88

For the three and six months ended June 30, 2008, there were 911,537 and 891,175 restricted shares, respectively, which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive. There were no such anti-dilutive restricted shares or options for the three or six months ended June 30, 2007.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES

a)	Legal Proceedings

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. Plaintiffs have appealed this decision to the United States Court of Appeals for the Third Circuit, where their appeal is currently pending. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

b)	Dividends for Common Shares and Preferred Shares

On May 9, 2008 the Board of Directors declared a dividend of $0.185 per common share to shareholders of record at June 30, 2008 and payable on July 15, 2008. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on July 15, 2008, to shareholders of record at the close of business on June 30, 2008 and the Series B Preferred Share dividend is payable on September 2, 2008, to shareholders of record at the close of business on August 15, 2008.

c)	Reinsurance Purchase Commitment

During the second quarter of 2008, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at June 30, 2008, we have an outstanding reinsurance purchase commitment of $141 million.

9.	SHAREHOLDERS’ EQUITY

During the three and six months ended June 30, 2008, we repurchased in the open market 5,009,195 shares at an average price of $34.96 per share, for a total cost of $175 million. For the six months ended June 30, 2008, we repurchased 201,081 common shares from employees for $8 million to satisfy withholding tax liabilities upon the vesting of restricted stock awards and the exercise of stock options. These share repurchases are held in treasury.

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

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Return on average common equity (“ROACE”): ROACE represents the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period. Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. ROACE was 19.2% and 19.9% for the three and six months ended June 30, 2008, respectively, compared to 24.1% and 23.6% for the same periods in 2007. The reduction in our ROACE ratios in 2008 was primarily related to a 16% increase in our average common shareholders’ equity in both the three and six months ended June 30, 2008 versus the prior year periods. The increase in shareholders’ equity was largely generated from additional retained earnings over the last year.

Diluted book value per common share: Diluted book value per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, using the treasury stock method. We consider diluted book value per common share an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per share increased from $28.79 at December 31, 2007 to $30.30 at June 30, 2008. The increase was substantially due to earnings generated in the first six months of 2008.

Cash dividends per common share: Our dividend policy is an integral part of the value we create for our shareholders. Our quarterly cash dividend was $0.185 per common share in the first two quarters of 2008 compared to $0.165 in the first two quarters of 2007. Our Board of Directors reviews our dividend policy on a regular basis and in December 2007, they authorized a 12% increase in the quarterly dividend.

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

	Three months ended June 30,			Six months ended June 30,

	2008	2007	Change	2008	2007	Change
Underwriting income:
Insurance	$50,963	$98,428	(48%)	$112,724	$157,303	(28%)
Reinsurance	87,344	87,348	-	164,869	174,514	(6%)
Investment income and net realized gains/losses	138,567	109,029	27%	259,903	234,609	11%
Other revenues and expenses	(36,388)	(33,989)	7%	(50,069)	(68,828)	(27%)

Net income	240,486	260,816	(8%)	487,427	497,598	(2%)
Preferred share dividends	(9,219)	(9,226)	-	(18,438)	(18,430)	-

Net income available to common shareholders	$231,267	$251,590	(8%)	$468,989	$479,168	(2%)

Our results for the three and six months ended June 30, 2008, were impacted, by among other things, the following significant items:

Underwriting Results

•

Higher current accident year claims: our current accident year loss ratio increased 1.7 ratio points to 67.4% for the quarter and by 1.5 ratio points to 67.8% for the year to date. These increases were primarily due to the higher frequency and severity of large property losses within our insurance segment this year. The current year loss ratio in our reinsurance segment for the quarter and year to date was largely consistent with the prior year periods with catastrophe and other large losses impacting both years.

•

Prior year favorable reserve development: total net favorable development in the three and six months ended June 30, 2008 was $87 million and $175 million respectively, compared to $97 million and $163 million in the respective periods of 2007.

•

A declining premium base in both our underwriting segments: net premiums earned decreased by $14 million, or 2%, in the quarter, and by $40 million, or 3%, over the year to date. The reduction in net premiums earned, which impacted both our segments, largely related to a 7% reduction in net premiums written in the rolling twelve months to June 30, 2008 and 2007, respectively. The decrease in net premiums written is primarily associated with exposure reductions in many of our lines as a result of deteriorating market conditions, coupled with rate reductions on new and renewed business.

•

Higher general and administrative costs: including corporate expenses, our general and administrative costs increased $14 million, or 2.3 ratio points, this quarter, and by $31 million, or 2.6 ratio points, year to date. The increase in our general and administrative ratio was primarily due to a combination of lower net premiums earned, additional headcount and higher share-based compensation costs. The increase in share-based compensation costs was primarily driven by the renewed employment contract for our CEO and a higher grant date fair value on issued awards year over year (refer to Item 1, Note 6 to the Consolidated Financial Statements).

Overall, total underwriting income from our segments for the three and six months ended June 30, 2008 decreased 26% and 16%, respectively, over the same periods in 2007. For further discussion of our underwriting results, including segmental analysis, refer to ‘Underwriting Results’ sections below.

Investment Results

•

Higher average fixed maturity balances: Our average fixed maturity balances in the three and six months ended June 30, 2008 increased 21% and 23%, respectively, over the comparative periods of 2007. This drove an increase in net investment income from our fixed maturities of $16 million, or 18%, in the quarter, and $45 million, or 27%, over the year to date.

•

Other investment income: Other investment income increased $17 million in the quarter. Other investment income in the second quarter of 2007 included a loss of $17 million on our life settlements investment. Other investment income quarter over quarter was otherwise largely comparable. Over the year to date, income from our other investments decreased $44 million, largely emanating from a decline in the fair value of our credit related funds, and to a lesser extent, hedge funds, during the first quarter of 2008. These losses were related to technical imbalances and illiquidity proliferating throughout the credit markets resulting in a continued re-pricing of risk. During the second quarter of 2008, there was a recovery in overall prices, but this was not sufficient enough to fully recover the declines that occurred during the first quarter.

•

Reduction in interest income from cash and cash equivalents: Interest income from our cash and cash equivalent balances decreased $13 million, or 55%, in the quarter and $21 million, or 45%, over the year to date. These decreases reflect both a reduction in average U.S. dollar deposit rates and also a reduction in our average cash balances during 2008.

•

Increase in net realized investment gains: For the three and six months ended June 30, 2008, we experienced net realized investment gains of $2 million and $37 million, respectively, compared to a loss of $5 million and $4 million in the same periods last year.

For further discussion and analysis of our investment results, refer to ‘Investment Income’ section below.

Other Revenues and Expenses

Our other revenues and expenses were as follows:

	Three months ended June 30,			Six months ended June 30,

	2008	Change	2007	2008	Change	2007
Corporate expenses	$17,735	25%	$14,184	$31,296	18%	$26,524
Foreign exchange losses (gains)	6,564	(195%)	(6,883)	(13,733)	48%	(9,274)
Interest expense	7,890	(44%)	14,169	15,848	(46%)	29,312
Income tax expense	4,199	(66%)	12,519	16,658	(25%)	22,266

Total	$36,388	7%	$33,989	$50,069	(27%)	$68,828

•

Corporate expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned corporate expenses were 2.6% and 2.3%, in the three and six months ended June 30, 2008, compared to 2.0% and 1.9%, in the same periods of 2007.

•

Foreign exchange gains: Some of our business is written in currencies other than U.S. dollars. The foreign exchange losses in second quarter of 2008 were primarily due to an increase and remeasurement of claims reserves denominated in Euro, and the remeasurement of net asset balances denominated in the Japanese Yen, following its depreciation against the U.S. dollar during this period. The foreign exchange gains in the first six months of 2008 were principally made on the remeasurement of net asset balances denominated in Euro, the Australian dollar and Swiss Franc, following substantial appreciation of these currencies against the U.S. dollar. The gains in the three months and six months ended June 30, 2007, were principally made on the remeasurement of net asset balances denominated in Sterling and Euro, following appreciation of these currencies against the U.S. dollar. Net asset balances referred to above exclude foreign currency denominated investments. Changes in remeasurements of foreign currency denominated investments are not included in the foreign exchange gains/ losses, but are reflected in changes in accumulated other comprehensive income/ loss.

•

Interest expense: Interest expense in the three and six months ended June, 30 2007 included interest costs of $6 million and $13 million on a $400 million repurchase agreement we entered into in 2006 to finance a life settlements investment. We terminated the repurchase agreement in September 2007.

•

Income tax expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate on net income, which we calculate as income tax expense divided by income before income tax, was 1.7% and 3.3% in the three and six months ended June 30, 2008 compared to 4.6% and 4.3% in the same periods of 2007. Our effective tax rate may vary between periods depending on the distribution of net income or losses among our various taxable jurisdictions. During the three and six months ended June 30, 2008, the portion of total income generated by our U.S. subsidiaries was lower than the comparative periods of 2007, which therefore reduced our effective tax rates.

UNDERWRITING RESULTS - GROUP

UNDERWRITING REVENUES

Premiums Written: Gross and net premiums written, by segment, for the three and six months ended June 30, were as follows:

	Gross Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2008	Change	2007	2008	Change	2007
Insurance	$555,464	(9%)	$612,671	$990,321	(6%)	$1,049,159
Reinsurance	318,705	(8%)	346,707	1,148,029	(5%)	1,212,842

Total	$874,169	(9%)	$959,378	$2,138,350	(5%)	$2,262,001

% ceded
Insurance	34.2%	0.6%	33.6%	35.6%	1.3%	34.3%
Reinsurance	0.0%	0.5%	(0.5%)	0.8%	0.2%	0.6%
Total	21.7%	0.4%	21.3%	16.9%	0.7%	16.2%

	Net Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2008	Change	2007	2008	Change	2007
Insurance	$365,511	(10%)	$406,885	$637,243	(8%)	$688,931
Reinsurance	318,705	(9%)	348,457	1,138,748	(6%)	1,205,769

Total	$684,216	(9%)	$755,342	$1,775,991	(6%)	$1,894,700

The reduction in gross premiums written in the three and six months ended June 30, 2008 compared to the same periods of 2007 primarily reflects the impact of increasing competition across the insurance and reinsurance markets. This has led to deteriorating market rates and/or deteriorating market terms and conditions for new and renewal business, and we have therefore reduced our exposures accordingly. In addition, we have experienced a continued trend within our reinsurance segment for some cedants to purchase less reinsurance. We did find opportunity to grow certain parts of our portfolio during 2008. In our insurance segment, we wrote additional political risk and professional lines business in both the quarter and year to date. In our reinsurance segment, favorable rates and market growth allowed us to write additional excess of loss crop reinsurance business this quarter, while over the year to date we increased our market participation on engineering and credit and bond pro rata business.

The increase in our ceded premium ratios in 2008 reflects the purchase of additional quota share reinsurance coverage within our casualty and professional lines insurance business this year. This was partially offset by lower reinsurance costs within our property book this quarter. Our main property treaty renews in the second quarter and the reduced costs reflect rate reductions, increased retentions within certain parts of our book, and the impact of renewal timing this quarter versus the prior year quarter.

Premiums Earned: Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,

	2008		2007		Change	2008		2007		Change
Insurance	$297,429	44%	$298,245	43%	-	$596,986	45%	$613,177	44%	(3%)
Reinsurance	382,862	56%	395,696	57%	(3%)	741,939	55%	766,068	56%	(3%)

Total	$680,291	100%	$693,941	100%	(2%)	$1,338,925	100%	$1,379,245	100%	(3%)

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns. In our reinsurance segment, where a significant portion of our business is written in the first half of the year, the reduction in net premiums earned this year largely reflects the lower gross premiums written, as discussed above.

In our insurance segment, where premiums are written more evenly throughout the year, the reduction in year to date net premiums earned of 3% was driven by a 4% reduction in gross premiums written in the rolling twelve months to June 30, 2008 and 2007, respectively. In the quarter, the impact of this was largely offset by lower ceded premium amortized costs in our property line of business, which is discussed further in the insurance section below.

UNDERWRITING EXPENSES

The following table shows the components of our combined ratio:

	Three months ended June 30,			Six months ended June 30,

	2008	Change	2007	2008	Change	2007
Loss ratio	54.6%	2.9%	51.7%	54.8%	0.3%	54.5%
Acquisition cost ratio	14.4%	0.6%	13.8%	14.3%	0.2%	14.1%
General and administrative expense ratio (1)	12.2%	2.3%	9.9%	12.1%	2.6%	9.5%

Combined ratio	81.2%	5.8%	75.4%	81.2%	3.1%	78.1%

(1) Our general and administration expense ratio includes corporate expenses not allocated to our underwriting segments of 2.6% and 2.3%, for the three and six months ended June 30, 2008, respectively, and 2.0% and 1.9% for the three and six months ended June 30, 2007, respectively. These costs are discussed further in “Other Revenue and Expenses” above.

Loss Ratio: The table below shows the components of our net loss and loss expense ratio (“loss ratio”):

	Three months ended June 30,			Six months ended June 30,

	2008	Change	2007	2008	Change	2007
Current year	67.4%	1.7%	65.7%	67.8%	1.5%	66.3%
Prior period development	(12.8%)	1.2%	(14.0%)	(13.0%)	(1.2%)	(11.8%	)

Loss ratio	54.6%	2.9%	51.7%	54.8%	0.3%	54.5%

Current Year:

The increase in our current year loss ratio in the three and six months ended June 30, 2008 compared to the prior year periods emanates from our insurance segment, where we experienced a higher frequency and severity of large property losses. The quarter and year to date current year loss ratios in our reinsurance segment were largely comparable with the prior year periods, with similar levels of catastrophe and other large losses impacting both years. Our expected loss ratios in 2008 were generally higher than those in 2007, primarily reflecting the impact of pricing deterioration in several of our lines of business, as discussed above. Partially offsetting this, our initial loss ratios were favorably impacted by the incorporation of more of our own historical loss experience, rather than industry benchmarks, relative to the prior year quarter.

Prior Year Reserve Development:

Prior period development was the net favorable result of several underlying reserve developments, identified during our quarterly reserving process. The following table provides a break down of prior period development by segment:

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007
Insurance	$46,106	$55,814	$100,686	$84,541
Reinsurance	40,638	41,006	74,169	78,243

Total	$86,744	$96,820	$174,855	$162,784

The three and six months ended June 30, 2008 included favorable development from the political risk line of business of our insurance segment of $26 million and $60 million, respectively. The remaining net favorable development in both years was predominately generated from our short tail insurance and reinsurance lines of business, and reflected the occurrence of fewer late reported claims than we originally anticipated in our reserving process. During the first six months of 2008, there was no material development in our expected losses from our sub-prime related exposures from accident year 2007.

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

As our company matures and we accumulate more loss experience, we expect that our loss profiles will become more credible, and our reserving assumptions will incorporate more of our own experience, as discussed above. Conditions and trends that affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to anticipate future redundancies or deficiencies based on historical experience. Prior period reserve development is discussed in more detail in our segmental sections below.

UNDERWRITING RESULTS – BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2008	Percentage Change	2007	2008	Percentage Change	2007
Revenues:
Gross premiums written	$555,464	(9%)	$612,671	$990,321	(6%)	$1,049,159
Net premiums written	365,511	(10%)	406,885	637,243	(8%)	688,931
Net premiums earned	297,429	-	298,245	596,986	(3%)	613,177
Other insurance related income	(7,509)	nm	360	(6,322)	nm	1,127
Expenses:
Current year net losses and loss expenses	(205,802)	9%	(189,382)	(419,832)	4%	(404,061)
Prior period reserve development	46,106	(17%)	55,814	100,686	19%	84,541
Acquisition costs	(31,120)	13%	(27,442)	(62,834)	-	(62,791)
General and administrative expenses	(48,141)	23%	(39,167)	(95,960)	28%	(74,690)

Underwriting income	$50,963	(48%)	$98,428	$112,724	(28%)	$157,303

Ratios:		Point Change			Point Change
Current year loss ratio	69.2%	5.7%	63.5%	70.3%	4.4%	65.9%
Prior period reserve development	(15.5%)	3.2%	(18.7%)	(16.8%)	(3.0%)	(13.8%)
Acquisition cost ratio	10.4%	1.2%	9.2%	10.5%	0.3%	10.2%
General and administrative ratio	16.2%	3.1%	13.1%	16.1%	3.9%	12.2%

Combined ratio	80.3%	13.2%	67.1%	80.1%	5.6%	74.5%

nm – not meaningful

Gross Premiums Written: The following table provides gross premiums written by line of business:

	Three months ended June 30,					Six months ended June 30,
	2008		2007		Change	2008		2007		Change
Property	$175,017	31%	$223,884	37%	(22%)	$302,308	31%	$362,279	34%	(17%)
Marine	64,601	12%	70,183	11%	(8%)	129,488	13%	148,075	14%	(13%)
Terrorism	14,612	3%	17,082	3%	(14%)	22,961	2%	29,869	3%	(23%)
Aviation	8,715	2%	10,940	2%	(20%)	26,201	3%	27,081	3%	(3%)
Political risk	65,636	12%	56,720	9%	16%	120,212	12%	85,697	8%	40%
Professional lines	175,199	31%	161,371	26%	9%	283,376	29%	258,697	25%	10%
Liability	52,406	9%	67,627	11%	(23%)	102,329	10%	121,110	11%	(16%)
Other	(722)	0%	4,864	1%	(115%)	3,446	0%	16,351	2%	(79%)

Total	$555,464	100%	$612,671	100%	(9%)	$990,321	100%	$1,049,159	100%	(6%)

Insurance markets globally continued to be highly competitive during 2008 with surplus capacity and price deterioration remaining prevalent. Gross premiums written declined in most of our lines of business in 2008 reflecting declining rates for new and renewal business, as well as the non-renewal of business that did not meet our underwriting requirements. Partially offsetting this, new opportunities allowed us to grow the emerging market sovereign and corporate credit lines of our political risk book this year. Premiums on this line can vary considerably between periods depending on the timing of major transactions and pricing is not correlated to the property and casualty cycle. Gross premiums written also increased in our professional lines book in 2008, largely driven by the additional renewal rights we acquired in conjunction with our purchase of the Media Pro business at the end of the second quarter of 2007. During the second quarter of 2008 we also experienced some rate increases and new opportunities within our financial institutions business.

Ceded Premiums: Premiums ceded in the second quarter of 2008 were $190 million, or 34.2% of gross premiums written, compared with $206 million, or 33.6%, in the comparative period of 2007. For the first six months of 2008, premiums ceded were $353 million, or 35.6% of gross premiums written, compared with $360 million, or 34.3%, in the prior year period. The increase in our ceded premium ratios in 2008 reflects the purchase of additional quota share coverage within our casualty and professional lines business this year. This was partially offset by lower reinsurance costs within our property book this quarter. Our main property treaty renews in the second quarter and the reduced costs reflect rate reductions, increased retentions within certain parts of our book, and the impact of renewal timing this quarter versus the prior year quarter. Overall, we expect the ceded premium ratio in our insurance segment through the rest of 2008 to be broadly similar with the prior year.

Net Premiums Earned: The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,

	2008		2007		Change	2008		2007		Change
Property	$87,644	30%	$77,745	26%	13%	$163,748	28%	$160,351	26%	2%
Marine	35,618	12%	37,469	13%	(5%)	80,165	13%	83,478	14%	(4%)
Terrorism	10,679	4%	14,735	5%	(28%)	22,533	4%	34,047	6%	(34%)
Aviation	15,255	5%	21,258	7%	(28%)	32,727	6%	47,177	8%	(31%)
Political risk	33,828	11%	29,874	10%	13%	67,062	11%	55,194	9%	22%
Professional lines	84,519	28%	81,854	27%	3%	166,736	28%	164,050	27%	2%
Liability	26,579	9%	26,476	9%	-	55,622	9%	51,922	7%	7%
Other	3,307	1%	8,834	3%	(63%)	8,393	1%	16,958	3%	(51%)

Total	$297,429	100%	$298,245	100%	-	$596,986	100%	$613,177	100%	(3%)

The 3% reduction in net premiums earned over the year to date was driven by a 4% reduction in gross premiums written in the rolling twelve months to June 30, 2008 and 2007, respectively. This downward trend was less marked in the second quarter of 2008, which benefited from additional net premiums earned from our property line of business. Although gross premiums written on this line decreased 11% in the rolling twelve months to June 30, 2008 and 2007, respectively, we benefited from lower ceded premium amortized costs this quarter, as discussed above. Overall, we expect net premiums earned to decrease throughout the remainder of 2008 compared to the prior year, given the level of pricing deterioration continuing to impact many of our lines.

Other Insurance Related Income / Loss: During the current quarter, we recorded a reduction in value of $7 million relating to longevity risk exposure on our insurance derivative contract (refer to Item 1, Note 4(b) to the Consolidated Financial Statements).

Insurance Losses

Loss Ratio: The table below shows the components of our loss ratio:

	Three months ended June 30,				Six months ended June 30,
	2008	Point Change	2007		2008	Point Change	2007
Current year	69.2%	5.7%	63.5%		70.3%	4.4%	65.9%
Prior period reserve development	(15.5%)	3.2%	(18.7%	)	(16.8%)	(3.0%)	(13.8%	)

Loss ratio	53.7%	8.9%	44.8%		53.5%	1.4%	52.1%

Current Year:

The increase in our current year loss ratio in the second quarter of 2008 compared to the same quarter in 2007 is primarily associated with a higher frequency and severity of large property losses. Large property losses this quarter were only partially within our expectations, and therefore our current year loss ratio increased over the prior year quarter.

The increase in our current accident year loss ratio for the first six months of 2008 compared to the same period in 2007 also reflects a higher frequency and severity of large property losses. In addition to the second quarter losses, 2008 also included estimated losses of $25 million from mining losses in Australia and other worldwide property risk losses in the first quarter. This was partially offset by a lower level of large losses within our marine lines of business this year.

Our initial expected loss ratios in 2008 are generally higher than those in 2007, reflecting the impact of pricing deterioration in many of our lines of business, as discussed above. Offsetting this, our initial loss ratios were favorably impacted by the incorporation of more of our own historical loss experience, rather than industry benchmarks, relative to the prior year quarter.

Prior Period Reserve Development:

We experienced net favorable prior period reserve development of $46 million and $101 million in the three and six months ended June 30, 2008, respectively. Included in these amounts is favorable development from our political risk line of business of $26 million, or 8.9 ratio points, for the second quarter, and $60 million, or 10.0 ratio points, for the year to date. The favorable development for the quarter was primarily related to the sovereign and corporate credit portion of our political risk book. This was partially in recognition of an absence of reported losses from prior years and also due to a change in our loss development profiles. Following an actuarial review, we began to use a more accelerated loss development profile. Favorable development on our political risk book for the first six months of 2008 also included recognition of the lower likelihood of future reported losses emanating from our traditional political risk coverage from accident years 2004 and prior.

The balance of the favorable reserve development in 2008 has predominately been generated from our accident years 2006 and 2007 property lines of business, and has been in recognition of limited late reporting of losses as well as minimal deterioration on previously reported claims in these lines. The second quarter of 2008 included favorable reserve development of $8 million, or 2.6 ratio points, from a reduction in an individual property per risk loss from accident year 2007.

The net favorable development of $56 million and $85 million in the three and six months ended June 30, 2007, was predominately generated from our accident year 2006 property lines of business, recognizing lower than expected emergence of claims on these lines. The second quarter of 2007 also included $15 million, or 5.0 ratio points, of favorable development on our directors and officers’ liability business. This related to a specific claim, which we had previously made provision for, but removed following a favorable court ruling.

Insurance Outlook

In our insurance segment, all of our lines of business are under pricing pressure with only one notable exception. We continue to see improvement in the financial institutions classes within our professional lines business. However, the balance of our professional lines business remains under pressure with rate decreases in the single digits. On most lines of business we are beginning to witness pressure on terms and conditions, including increased sub limits and lower deductibles, and we continue to maintain a cautious posture on those lines where this is most prevalent.

For property and energy business, although current rate levels are generally within our profitability targets, given the significant surplus of capacity within most of these lines, we expect to see further erosion of pricing during the year. Large account property rate decreases freely applied by the market continue to be in the range of 20-50%, although our own experience is generally within the lower end of this range given our declination of under-priced business. Despite recent market losses, there has been no noticeable impact on general levels of pricing in the market. In the mining and heavy industrial sectors where recent large losses have been concentrated, the market has put through price increases at renewal but at levels we do not consider adequate. Overall property account retention in our U.S. surplus lines insurance business has been impacted by extreme competition, particularly for the Californian Earthquake peril, and this has led us to declining business in an increasing number of cases. Exposure-adjusted offshore energy rate decreases are in the region of 20% for international business and 15% for Gulf of Mexico business. Our aviation and terrorism lines continue to be under significant pricing pressure and we expect to further reduce our participation on this business in 2008.

U.S. liability insurance business continues to see rate decline. Umbrella business has lagged primary casualty for some time in terms of the level of competition, but competition here has accelerated to the point where it has caught up with primary casualty. Our U.S. liability portfolio, which we believe is not representative of the overall market, because we write this account very selectively, is seeing rate decline by about 10%. We believe our areas of focus in both our liability and professional lines business still contain good profit potential, but risk selection and overall execution strategy have become more critical.

REINSURANCE SEGMENT

Overview

Results in our reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2008	Percentage Change	2007	2008	Percentage Change	2007
Revenues:
Gross premiums written	$318,705	(8%)	$346,707	$1,148,029	(5%)	$1,212,842
Net premiums written	318,705	(9%)	348,457	1,138,748	(6%)	1,205,769
Net premiums earned	382,862	(3%)	395,696	741,939	(3%)	766,068
Other insurance related income	240	(28%)	333	1,055	(30%)	1,506
Expenses:
Current year net losses and loss expenses	(252,659)	(5%)	(266,161)	(488,421)	(4%)	(510,244)
Prior period reserve development	40,638	(1%)	41,006	74,169	(5%)	78,243
Acquisition costs	(66,660)	(2%)	(68,303)	(129,426)	(1%)	(131,093)
General and administrative expenses	(17,077)	12%	(15,223)	(34,447)	15%	(29,966)

Underwriting income	$87,344	-	$87,348	$164,869	(6%)	$174,514

Ratios:		Point Change			Point Change
Current year loss ratio	66.0%	(1.3%)	67.3%	65.8%	(0.8%)	66.6%
Prior period reserve development	(10.6%)	(0.2%)	(10.4%)	(10.0%)	0.2%	(10.2%)
Acquisition cost ratio	17.4%	0.1%	17.3%	17.5%	0.4%	17.1%
General and administrative ratio	4.5%	0.7%	3.8%	4.6%	0.7%	3.9%

Combined ratio	77.3%	(0.7%)	78.0%	77.9%	0.5%	77.4%

Gross Premiums Written: The following tables provide gross premiums written by line of business for the periods indicated:

Three months ended June 30,	2008		2007		Change	Excluding FX (1) Impact
Catastrophe	$117,306	37%	$142,602	41%	(18%)	(20%)
Property	86,416	27%	78,817	23%	10%	9%
Professional Lines	31,806	10%	59,060	17%	(46%)	(46%)
Credit and bond	9,230	3%	8,789	2%	5%	(2%)
Motor	16,831	5%	9,080	3%	85%	76%
Liability	28,917	9%	30,973	9%	(7%)	(9%)
Engineering	7,895	3%	9,611	3%	(18%)	(20%)
Other	20,304	6%	7,775	2%	161%	161%

Total	$318,705	100%	$346,707	100%	(8%)	(10%)

(1)Foreign exchange

In general, the reinsurance markets continued to be increasingly competitive during the second quarter of 2008, with softening rates and/or deteriorating terms and conditions impacting several of our business lines. In addition, we have experienced a continued trend among some of our cedants to increase their retentions and/or purchase less reinsurance compared to 2007. In the second quarter of 2008, these conditions primarily impacted our catastrophe and professional lines business, where exposure reductions were the main driver for the premium decreases.

These premium reductions were partially offset by additional excess of loss crop business (included in ‘other’ premium), where pricing improved during the quarter. In addition, our property and motor lines of business benefited from positive premium adjustments to prior year proportional and excess of loss contracts. In the second quarter of 2008, we recorded positive premium adjustments of $10 million and $9 million on our property and motor lines of business, respectively, compared to $5 million and $5 million, respectively, in the second quarter of 2007.

Six months ended June 30,	2008		2007		Change	Excluding FX (1) Impact
Catastrophe	$330,254	29%	$386,727	32%	(15%)	(18%)
Property	227,824	20%	225,976	19%	1%	(4%)
Professional Lines	119,182	10%	147,486	12%	(19%)	(19%)
Credit and bond	143,804	13%	112,908	9%	27%	18%
Motor	92,357	8%	90,211	7%	2%	(6%)
Liability	137,676	12%	176,902	15%	(22%)	(23%)
Engineering	61,119	5%	47,962	4%	27%	23%
Other	35,813	3%	24,670	2%	45%	39%

Total	$1,148,029	100%	$1,212,842	100%	(5%)	(9%)

(1)Foreign exchange

Gross premiums written in our reinsurance segment in the six months ended June 30, 2008 benefited from a weakened U.S. dollar, most significantly against the Euro, relative to the same period in 2007. The impact of foreign exchange rate movements is highlighted in the table above. Gross premiums written otherwise decreased 9% this year, reflecting exposure reductions, and to a lesser extent, rate deterioration across several of our lines. In addition, our professional lines business was negatively impacted by premium adjustments to prior year proportional and excess of loss contracts. In the first six months of 2008, we recorded negative premium adjustments in our professional lines business of $14 million, compared to positive adjustments of $11 million in the same period of 2007.

These premium reductions were partially offset by growth within our crop, engineering and credit and property pro rata lines of business, where margins were generally more favorable. Our property line of business benefited from the renewal of a significant 16-month pro rata contract in the first quarter of 2008, previously renewed in the fourth quarter of 2006.

Net Premiums Earned: The following table shows net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,

	2008		2007		Change	2008		2007		Change
Catastrophe	$108,747	29%	$119,231	30%	(9%)	$214,158	29%	$233,785	30%	(8%)
Property	81,341	21%	89,246	22%	(9%)	152,700	21%	170,785	22%	(11%)
Professional Lines	54,172	14%	63,127	16%	(14%)	109,100	15%	127,262	17%	(14%)
Credit and bond	34,391	9%	26,700	7%	29%	67,904	9%	51,020	7%	33%
Motor	30,080	8%	27,348	7%	10%	52,649	7%	52,264	7%	1%
Liability	47,288	12%	54,982	14%	(14%)	100,064	13%	102,435	13%	(2%)
Engineering	12,328	3%	7,457	2%	65%	24,354	3%	13,877	2%	75%
Other	14,515	4%	7,605	2%	91%	21,010	3%	14,640	2%	44%

Total	$382,862	100%	$395,696	100%	(3%)	$741,939	100%	$766,068	100%	(3%)

The reductions in net premiums earned in the three and six months ended June 30, 2008 compared to the comparative periods of 2007 is driven by a 5% reduction in year to date gross premiums written. This was partially offset by growth of our liability business over the last few years, which given the large level of pro rata business on this line, had a positive impact on our net premiums earned this year. The reduction in net premiums earned on our property lines of business during 2008 reflects a 21% reduction in gross premiums written on this line over the rolling twelve months to June 30, 2008 and 2007, respectively, offset partially by higher positive premium adjustments to prior year business this year. We expect our total net premiums earned in our reinsurance segment to continue to decline through the remainder of 2008, given the prevailing unfavorable market conditions impacting many of our lines.

Reinsurance Losses

Loss Ratio: The following table shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2008	Point Change	2007	2008	Point Change	2007
Current year	66.0%	(1.3%)	67.3%	65.8%	(0.8%)	66.6%
Prior period reserve development	(10.6%)	(0.2%)	(10.4%)	(10.0%)	0.2%	(10.2%	)

Loss ratio	55.4%	(1.5%)	56.9%	55.8%	(0.6%)	56.4%

Current Year:

Our current year loss ratio for the second quarter of 2008 was largely consistent with the same quarter in 2007, with large losses impacting both periods. The second quarter of 2008 includes estimated losses of $19 million, or 5.0 ratio points, from several named U.S. catastrophes, generated from our regional mid-west treaty business. Our results for the quarter also included estimated losses from an earthquake in China and other world property per risk losses. In comparison, the second quarter of 2007 included losses of $47 million, or 11.9 ratio points, associated with flooding and storms in Australia and the U.K.

Our current year loss ratio for the first six months of 2008 was also comparable with the same period in 2007. In addition to the second quarter losses discussed above, 2008 also included an estimated $21 million of estimated losses related to several large property per risk and catastrophe losses in the first quarter. Our results for the first six months of 2007 included large losses of $76 million, including losses incurred of $29 million on Windstorm Kyrill in the first quarter.

Our initial expected loss ratios in 2008 were generally higher than those in 2007, reflecting the impact of pricing deterioration in many of our lines of business, as discussed above. In addition, we increased the expected loss ratios on our credit and bond and motor lines of business to reflect our outlook on current market conditions. Offsetting this, our initial loss ratios were favorably impacted by the incorporation of more of our own historical loss experience, rather than industry benchmarks, relative to the prior year quarter.

Prior Period Reserve Development:

We experienced net favorable prior period reserve development of $41 million and $74 million in the three and six months ended June 30, 2008, respectively. The favorable reserve development in 2008 has principally emanated from our accident year 2007 and 2006 property and catastrophe lines of business, in recognition of lower-than-expected claims emergence on these lines. The second quarter of 2008 also included $12 million, or 3.1 ratio points, of favorable development from accident year 2005, which included a reported reserve reduction on a large property catastrophe claim. The second quarter of 2008 also included adverse development on our accident year 2007 credit pro rata business of $4 million, or 1.1 ratio points, relating to our outlook on current market conditions.

The net favorable development of $41 million and $78 million in the three and six months ended June 30, 2007, was predominately generated from our accident year 2006 property and catastrophe lines of business and was due to better than expected emergence of claims identified as part of our regular quarterly reserving process. This includes the fact that our exposure to certain events was less than we had originally estimated as resultant claims did not reach the attachment points for potentially impacted treaties.

Reinsurance Outlook

Although reinsurance markets remain relatively disciplined compared to the primary markets, we continue to observe increased competition and rate deterioration across most of our lines. The balance of our reinsurance writing in 2008 will largely emanate from our U.S. property, catastrophe, professional lines and casualty lines given the main renewal date for our other lines was January 1. On the non-proportional property and catastrophe front, although we observed rate reductions on our July 1 renewals in the region of 5-15%, slightly higher than earlier in the year, critically, we did not experience any significant erosion to major terms and conditions.

We continue to experience significant pressure within our U.S. liability business, largely emanating from the continuing trend among certain cedants to retain more of their own business, as well as rate reductions in the region of 10%. Within our professional lines reinsurance business, although we are beginning to experience deteriorating terms and conditions in certain parts of the book, we are also identifying new opportunities, particularly in our financial institutions and commercial directors and officers lines, which we believe will perform well.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. Additionally, we invest our portfolio with a focus on total return rather than establishing yield or income targets. The following table provides a breakdown of net investment income, net realized investment gains/losses and average investment balances:

	Three months ended June 30,			Six months ended June 30,

	2008	Change	2007	2008	Change	2007
Fixed maturities	$106,395	18%	$90,082	$215,207	27%	$170,003
Cash and cash equivalents	10,534	(55%)	23,443	25,425	(45%)	46,226
Other investments	19,883	492%	3,358	(15,911)	nm	28,670
Equities	3,179	nm	-	3,283	nm	-

Gross investment income	139,991	20%	116,883	228,004	(7%)	244,899
Investment expenses	(2,976)	(7%)	(3,198)	(5,338)	(10%)	(5,934)

Net investment income	137,015	21%	113,685	222,666	(7%)	238,965
Net realized investment gains (losses)	1,552	nm	(4,656)	37,237	nm	(4,356)

Net investment income and net realized investment gains (losses)	$138,567	27%	$109,029	$259,903	11%	$234,609

Average investment balances (1)

Fixed maturities	$8,602,542	21%	$7,090,802	$8,490,465	23%	$6,878,590
Cash and cash equivalents	1,347,854	(29%)	1,897,176	1,426,194	(27%)	1,955,802
Other investments	677,685	(38%)	1,094,251	656,632	(41%)	1,114,261
Equities	187,288	nm	-	130,667	nm	-

Total cash and investments	$10,815,369	7%	$10,082,229	$10,703,958	8%	$9,948,653

nm- not meaningful

(1) The average investment balances are calculated by taking the average of the month-end balances during the quarter and six month periods.

Net Investment Income:

Fixed Maturities:

The increase in investment income from our fixed maturities in the quarter and year to date reflects the impact of positive operating cash flows on our average investment balances over the last year. Our annualized effective yield on fixed maturities was 4.8% and 4.9% for the three and six months ended June 30, 2008 respectively, comparable with a 5.0% yield in both the three and six months ended June 30, 2007.

Cash and Cash Equivalents:

The reduction in investment income from our cash and cash equivalents in the quarter and year to date reflects a substantial reduction in average U.S. dollar deposit rates, coupled with lower average cash balances this year. The reduction in our cash balances is largely associated with the strategic funding of our fixed income and equity portfolios, as well as funding of share repurchases over the last year.

Other Investments:

Net investment income from other investments by category was as follows:

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Hedge funds	$8,237	$9,915	$(1,678)	$(4,468)	$19,912	$(24,380)
Credit funds	4,757	6,105	(1,348)	(24,677)	14,137	(38,814)
CLO- equity tranches	5,995	3,186	2,809	12,332	12,373	(41)
Short duration high yield fund	894	559	335	902	2,113	(1,211)
Life settlement contracts	-	(16,407)	16,407	-	(19,865)	19,865

Total	$19,883	$3,358	$16,525	$(15,911)	$28,670	$(44,581)

In general, the performance of our other investment portfolio during 2008 has been negatively impacted by illiquidity and volatility in the markets resulting in generally depressed prices across most sectors. During the second quarter of 2008, there was a recovery in overall prices but not sufficient to recover the losses incurred during the first quarter of the year. Our hedge funds have significant exposure to equity strategies with net long positions that were impacted by the negative returns in this sector over the year to date. The performance of our credit funds resulted from the significant declines in market prices of the securities that form the collateral of these funds. This was related to the ongoing technical imbalances and illiquidity proliferating throughout the credit markets rather than from a fundamental deterioration of the underlying collateral. The $17 million loss on our life settlements investment in the second quarter of 2007 was related to the negative mark-to-market impact of rising interest rates on the fair value of our investment.

Equities:

During 2008, we began funding an allocation to global equities. In addition, we purchased non-redeemable preferred stocks. The income for the period represents dividends received, net of applicable withholding taxes.

Net Realized Investment Gains/Losses:

Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return (see below) within specific guidelines, designed to minimize risk. Our fixed maturities and equity portfolios are considered available for sale and reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains/losses) when securities are sold or when “other than temporary” impairments are recorded on invested assets. Additionally, net income is impacted (through net realized gains/losses) by changes in the fair value of investment derivatives, mainly forward contracts. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following table provides a breakdown of our net realized investment gains/losses:

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
On sale of fixed maturities	$2,111	$(4,831)	$6,942	$53,729	$(2,948)	$56,677
Other than temporary impairments	(645)	(336)	(309)	(16,141)	(1,837)	(14,304)
Change in fair value of investment derivatives	86	511	(425)	(351)	429	(780)

Net realized investment gains/(losses)	$1,552	$(4,656)	$6,208	$37,237	$(4,356)	$41,593

Net realized gains on the sale of fixed maturities during the first six months of 2008 of $54 million largely reflect the repositioning of our high grade fixed income portfolio during the first quarter in order to take advantage of dislocations in certain sectors of the fixed income markets. As a result of this repositioning there was considerably less portfolio turnover during the second quarter of 2008. The other than temporary impairment charge in the first six months of 2008 related to the write down of 26 securities, some of which were downgraded or placed on negative watch by rating agencies.

Total Return:

The following table provides a breakdown of our total return:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net investment income	$137,015	$113,685	$222,666	$238,965
Net realized investments gains (losses)	1,552	(4,656)	37,237	(4,356)
Change in unrealized losses	(151,279)	(85,866)	(179,427)	(63,153)

Total	$(12,712)	$23,163	$80,476	$171,456

Average cash and investments	$10,815,369	$10,082,229	$10,703,958	$9,948,653

Total return on average cash and investments	(0.12% )	0.23%	0.75%	1.72%

Our portfolio is managed to maximize total return within certain guidelines and constraints. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The decrease in our total return for the quarter primarily reflects the increase in yields that occurred in the second quarter of 2008 which increased unrealized losses within our fixed maturity portfolio. Additionally, there were net unrealized losses of $21 million on our equity portfolio this quarter which generally reflected a decrease in prices across equity markets. These unrealized losses coupled with losses from our credit and hedge funds in the first quarter, drove the reduction in our six-month total return compared to last year. This was partially offset by higher net realized investments gains this year, as discussed above.

CASH AND INVESTMENTS

At June 30, 2008 and December 31, 2007, total cash and investments, including accrued interest receivable and net payable for investments purchased were $10.8 billion and $10.5 billion, respectively. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high quality, diversified portfolio. In this regard, at June 30, 2008 and December 31, 2007, our investment portfolio consisted primarily of fixed maturity investments and cash and cash equivalents. The composition of our investment portfolio is summarized as follows:

	June 30, 2008		December 31, 2007
U.S. government and agency	$1,219,257	11%	$1,058,926	10%
Non U.S. government	262,608	2%	280,577	3%
Corporate debt	2,345,783	22%	2,149,666	21%
Mortgage-backed	3,698,986	34%	3,482,215	33%
Asset-backed	447,634	4%	532,780	5%
Municipals	729,078	7%	827,502	8%

Total Fixed Maturities	8,703,346	80%	8,331,666	80%
Total Equities	247,845	2%	7,746	0%
Cash at investment managers, net of unsettled trades	322,643	3%	572,897	5%

Total Invested Assets	9,273,834	85%	8,912,309	85%
Other cash and cash equivalents	734,513	7%	846,380	8%

Total Cash, Fixed Maturities and Equities	$10,008,347	92%	$9,758,689	93%
Other investments	724,239	7%	638,241	6%
Accrued interest receivable	89,261	1%	87,338	1%

Total Cash and Investments	$10,821,847	100%	$10,484,268	100%

Fixed Maturities:

At June 30, 2008 and December 31, 2007, 79.2% and 78.6%, respectively, of our fixed maturities were rated AA- or better, with an overall weighted average rating of AA+, based on ratings assigned by Standard & Poor’s. At June 30, 2008 and December 31, 2007, we did not have an aggregate exposure to any single issuer of 10% or more of shareholders’ equity, other than in respect to U.S. government and agency securities.

At June 30, 2008 and December 31, 2007, our invested assets had an approximate average duration of 2.9 years and 2.7 years, respectively. When incorporating our other cash and cash equivalents into this calculation, the average duration at June 30, 2008 and December 31, 2007, is reduced to 2.7 years and 2.5 years, respectively.

The amortized cost and fair values of our fixed maturities were as follows:

At June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency	$1,217,753	$10,779	$(9,275)	$1,219,257
Non-U.S. government	251,790	14,286	(3,468)	262,608
Corporate debt	2,430,469	27,311	(111,997)	2,345,783
Mortgage-backed	3,750,263	14,925	(66,202)	3,698,986
Asset-backed	455,750	2,159	(10,275)	447,634
Municipals	728,989	2,587	(2,498)	729,078

Total fixed maturities	$8,835,014	$72,047	$(203,715)	$8,703,346

At December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency	$1,032,441	$26,672	$(187)	$1,058,926
Non-U.S. government	264,109	20,712	(4,244)	280,577
Corporate debt	2,174,333	36,020	(60,687)	2,149,666
Mortgage-backed	3,467,573	29,946	(15,304)	3,482,215
Asset-backed	539,125	1,800	(8,145)	532,780
Municipals	823,947	3,792	(237)	827,502

Total fixed maturities	$8,301,528	$118,942	$(88,804)	$8,331,666

The change in net unrealized losses in the first six months of 2008 was primarily related to our corporate and mortgage-backed securities, following a widening of credit spreads in this sector during the first half of the year.

The following table summarizes the fair value of our asset-backed securities (“ABS”) by rating and class at June 30, 2008:

	AAA	AA	A	BBB	BB	Total
Auto	$174,184	$13,234	$-	$612	$-	$188,030
Credit card	92,442	-	-	-	-	92,442
CLO (a)	-	-	36,784	18,348	-	55,132
Home equity	39,912	944	-	1,152	4,138	46,146
CDO (b)	8,565	411	459	186	-	9,621
Equipment	8,024	-	-	-	-	8,024
Other	48,239	-	-	-	-	48,239

Total	$371,366	$14,589	$37,243	$20,298	$4,138	$447,634

(a) Collateralized loan obligation– debt tranche securities

(b) Collateralized debt obligation

At June 30, 2008 and December 31, 2007, we held ABS of $448 million and $533 million, respectively. At June 30, 2008, 83% of our ABS had a credit rating of AAA. Approximately 42% of our ABS were related to the auto loans, with the remainder of our portfolio diversified across economic sectors and geographical areas.

The following tables summarize the fair value of our mortgage-backed securities (“MBS”) by rating and class at June 30, 2008:

	Agency (a)	AAA	AA	A	BBB	Total
Residential	$2,239,631	$469,197	$3,813	$—	$2,397	$2,715,038
Commercial	16,622	946,952	11,799	8,575	—	983,948

Total	$2,256,253	$1,416,149	$15,612	$8,575	$2,397	$3,698,986

(a) These represent securities backed by U.S. Government sponsored agencies.

At June 30, 2008 and December 31, 2007, we held MBS of $3,699 million and $3,482 million, respectively. At June 30, 2008, $2,256 million of these securities, or the loans backing such securities, contain guarantees by the U.S. Government or a government-sponsored enterprise. Of the remaining securities held at June 30, 2008, 38% had a credit rating of AAA. Our mortgage-backed portfolio is supported by loans that are diversified across economic sectors and geographical areas.

Equity Securities:

During 2008 we began funding an allocation to global equities. At June 30, 2008 we held $130 million and $118 million of common and non- redeemable preferred stocks respectively. At June 30, 2008 there were net unrealized losses of $21 million on our equity portfolio that were largely consistent with the decline in global markets in that period.

Other Investments:

The composition of our other investment portfolio is summarized as follows:

	June 30, 2008		December 31, 2007
Hedge funds	$338,675	47%	$277,757	44%
Credit funds	224,443	31%	194,241	30%
CLO - equity tranches	114,570	16%	120,596	19%
Short duration high yield fund	46,551	6%	45,647	7%

Total other investments	$724,239	100%	$638,241	100%

The increase in our hedge funds and credit funds in the first six months of 2008 reflect net subscriptions of $65 million and $56 million respectively, partially offset by the negative performance of these funds during the period. Refer to ‘Net Investment Income and Net Realized Investment Gains’ above.

Impact of Credit market movements:

Beginning in 2007, increasing delinquencies in the U.S. sub-prime residential mortgage collateral triggered increased volatility and decreased liquidity across financial markets as a whole, particularly in the area of structured credit assets. We define sub-prime related risk as any security that is backed by or contains sub-prime collateral even if that sub-prime component is incidental. We do not invest directly in sub-prime loans nor do we have any direct sub-prime investment commitments. Our exposure to the sub-prime sector is within our fixed maturity portfolio as part of the collateral in our MBS and ABS. We also have exposure to Alternative-A mortgages which are considered to present more risk than prime but less risk than sub-prime.

The following tables summarize our holdings with exposure to these investment types at June 30, 2008 and December 31, 2007, including net realized investment losses and impairments recorded in the second quarter of 2008 and year ended December 31, 2007, respectively:

At June 30, 2008	Holdings at Fair Value	% of Total Shareholders’ Equity	Net Unrealized Gain/(Loss)	Realized Losses and Impairments
Sub-prime Agency MBS	$5,581	0.10%	$(27)	$-
Sub-prime Non-Agency MBS	555	0.01%	(11)	-
Sub-prime ABS	39,344	0.75%	(6,078)	(3,704)

Total Sub-prime	$45,480	0.86%	$(6,116)	$(3,704)

Alternative-A Agency MBS	$504	0.01%	$(17)	$-
Alternative-A Non-Agency MBS	152,263	2.89%	$(8,363)	$-
Alternative-A ABS	7,933	0.15%	$(1,216)	$-

Total Alternative-A	$160,700	3.05%	$(9,596)	$-

Total Sub-prime and Alternative-A	$206,180	3.91%	$(15,712)	$(3,704)

At December 31, 2007	Holdings at Fair Value	% of Total Shareholders’ Equity	Net Unrealized Gain/(Loss)	Realized Losses and Impairments
Sub-prime Agency MBS	$26,398	0.51%	$38	$-
Sub-prime Non-Agency MBS	1,892	0.04%	(26)	-
Sub-prime ABS	47,874	0.93%	(3,456)	(427)

Total Sub-prime	76,164	1.48%	(3,444)	(427)

Alternative-A Agency MBS	604	0.01%	1	-
Alternative-A Non-Agency MBS	127,845	2.48%	56	(730)
Alternative-A ABS	6,611	0.13%	(283)	-

Total Alternative-A	135,060	2.62%	(226)	(730)

Total Sub-prime and Alternative-A	$211,224	4.10%	$(3,670)	$(1,157)

Our total sub-prime and Alternative-A portfolio at June 30, 2008 is relatively unchanged from December 31, 2007. There was, however, a significant pay down of principal on the Agency Sub-prime securities. As a result of the deterioration of valuations during 2008 we recognized an impairment charge of $4 million this year, relating to one security that was downgraded. At June 30, 2008, 95% of our investment in this sector were rated Agency or AAA (December 31, 2007: 98%). The duration and weighted average life of our sub-prime investments at June 30, 2008 was 1.02 years and 2.19 years, respectively, compared to 1.61 years and 2.39 years, respectively at December 31, 2007. At June 30, 2008, 62% of our sub-prime securities originated in 2006 and 2007, compared to 73% at December 31, 2007. At June 30, 2008, 22% of our Alternative-A securities originated in 2006 and 2007, compared to 12% at December 31, 2007.

With respect to the rest of our investment portfolio, our exposure to credit risk is broadly diversified by industry, concentration and geography through our investments in high grade fixed maturities and our other investments. As discussed above, the credit and hedge funds, within our other investment portfolio, have experienced increased volatility during 2008, in line with the financial markets. All securities, including those with sub-prime exposure, are reviewed as part of our ongoing other-than-temporary-impairment monitoring process. We continue to monitor our exposures, and to the extent market disruptions continue, our financial position may be negatively impacted.

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

Fixed Maturities

The fair value measurements for our fixed maturities are all based on observable market data and accordingly we have classified these securities within Level 2 of the fair value hierarchy.

The investment accounting services for our fixed maturity portfolios are outsourced to a third party. Through this third party, we receive prices from nationally recognized independent pricing services (including Lehman Index, Reuters Pricing Service, FT Interactive Data and others) to estimate fair value measurements for our fixed maturity investments.

When available, the pricing services use market quotations for securities that have quoted prices in active markets. When quoted market prices are unavailable, the pricing services will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. The observable inputs used in their valuation assessment include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic events. For securities whose inputs are based on bid-ask prices, the bid price is generally used for estimating fair values. Additionally, the pricing services use an option adjusted spread model to develop prepayment and interest rate scenarios, a model commonly used to estimate fair value for mortgage-backed and asset-backed securities. Where prices are unavailable from pricing services, we obtain quotes directly from broker-dealers for estimating fair values.

As management is ultimately responsible for determining the fair value measurements for all securities, we validate prices received by comparing the fair value estimates to our knowledge of the current market and will challenge any prices deemed not to be representative of fair value. Our review process includes, but is not limited to: (i) a review of the third party models for the highest risk securities within our portfolio; (ii) quantitative analysis and attribution analysis; and (iii) select randomly purchased or sold securities and compare the executed prices to the fair value estimates from the pricing service.

Further, on a quarterly basis, we evaluate whether the fair value of a fixed maturity security is other-than-temporarily impaired when its fair value is below amortized cost. To make this assessment we consider several factors including (i) the time period during which there has been a decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer, and (vi) an analysis of the collateral structure and credit support of the security, if applicable. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. During the first six months ended June 30, 2008 and 2007, we recorded a total other-than-temporary impairment charge of $16 million and $2 million, respectively.

Equity Securities

The fair values for equity securities are based on closing exchange prices from independent pricing sources and accordingly we have classified all the equity securities within Level 1.

Other Investments

For hedge and credit funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third party administrator, which involves limited management judgment. The financial statements of each fund generally are audited annually, using fair value measurement for the underlying investments. In addition to reviewing these audited financial statements, we regularly review fund performance directly with the fund managers and perform qualitative analysis to corroborate the reasonabless of the published net asset values. Certain of these funds have lock-up and other redemption provisions which limit our ability to liquidate these funds in the short term. As these provisions are common in the investment industry, we do not believe a market participant would apply a significant discount, if any, to the published net asset value and accordingly we have not reflected such adjustment in the fair value of the above funds. We have classified the hedge and credit funds as Level 3 within the fair value hierarchy as for most of these funds we do not have full access to the underlying investment holdings to enable us to corroborate the fair value measurement used by the fund managers. For the three and six months ended June 30, 2008, we earned $13 million and incurred a $30 million loss, respectively, in fair value on these funds due to market conditions as previously noted. This unrealized gain and loss were included in our net investment income.

For collateralized loan obligation securities (CLOs), we invest in both the debt and equity tranches. The debt tranches are included in our fixed maturity portfolio (refer to the ABS tabular disclosure above); whereas the equity tranches are reported under other investments in our Consolidated Balance Sheets. For the latter, the initial purchase price is amortized, on a straight-line basis, over the expected life of the equity tranche CLO investment with interest income being recognized using the effective yield method. The effective yield method is calculated using market assumptions such as industry default and recovery rates, collateral spreads, and prepayments. At the end of each reporting period, we review the performance of the overall CLO structure and make an adjustment to the carrying value if it does not reflect a reasonable estimate of fair value. In conjunction with this review, we also evaluate whether the estimated fair value of the CLO is other-than-temporarily impaired when its fair value is below amortized cost.

Due to the current technical imbalances and illiquidity proliferating through the credit markets, observable CLO trades in the secondary markets are infrequent. These market conditions have increased the reliance on management judgments in determining the estimated fair value of these equity tranche CLOs. The most significant market assumption used in estimating fair value for this investment type is the default rate. As the current default experience in the underlying loans has not changed significantly, there was no significant change in our estimated fair value of these CLOs at June 30, 2008, from December 31, 2007. Due to the significant management judgment in establishing this fair value, we have classified the equity tranche CLOs as Level 3.

We also have one open-end short-duration high yield fund with daily liquidity that is measured using a published net asset value. For this fund, we have classified it as Level 2.

Derivative Instruments

The foreign currency forward contracts and options we use to economically hedge currency risk are characterized as over-the-counter (OTC) due to their customized nature, and the fact that they do not trade on a major exchange. These instruments are valued using market transactions and other market evidence whenever possible, including market-based inputs to models. Forward contracts trade in a very deep and liquid market, providing substantial price transparency, while our vanilla currency options are priced using a Black-Scholes option-pricing model. This model is a widely-accepted pricing source, and requires the use of transparent market inputs to calculate values, involving minimal management judgment. Accordingly, we have classified these derivatives as Level 2.

We classified our insurance derivative contract with longevity risk exposure within Level 3 as the inputs used in our valuation model include significant unobservable inputs. The most significant unobservable input used in this model is the margin that a market participant would require for insuring a $400 million note collateralized by a portfolio of life settlements comprising less than 200 insured individuals. We exercised significant judgment in determining a fair value for this derivative instrument. For more details on this insurance-related derivative contract, refer to Item 8, Note 8(c) of the Consolidated Financial Statements included in our Annual Report on Form 10K for the year ended December 31, 2007.

The following tables summarize all of our financial assets and liabilities measured at fair value at June 30, 2008 by FAS 157 hierarchy:

At June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities	$-	$8,703,346	$-	$8,703,346
Equity securities	247,845	-	-	247,845
Other investments	-	46,551	677,688	724,239

Total	$247,845	$8,749,897	$677,688	$9,675,430

As a percentage of total assets	1.6%	56.1%	4.3%	62.0%

Liabilities
Derivative liabilities	$-	$750	$23,790	$24,540

As a percentage of total liabilities	nm	nm	0.2%	0.2%

nm- not meaningful

For fair value sensitivity analysis on our investments portfolio, refer to Item 3 “Quantitative and Qualitative Disclosure about Market Risk”.

LIQUIDITY AND CAPITAL RESOURCES

There has been no material change in our liquidity and capital resource requirements since December 31, 2007. For more information refer to ‘Liquidity and Capital Resources’ included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. At June 30, 2008, our shareholders’ equity was $5.3 billion compared to $5.2 billion at December 31, 2007. The following is a summary reconciliation of those balances:

Shareholders’ equity - December 31, 2007	$5,158,622
Net income	487,427
Share repurchases	(182,795)
Change in accumulated other comprehensive income (loss)	(173,389)
Common share dividends	(60,838)
Preferred share dividends	(18,438)
Share-based compensation and other	52,573

Shareholders’ equity - June 30, 2008	$5,263,162

During the first six months of 2008, we repurchased $183 million of our common shares, of which $175 million was made under our share repurchase plan, with the remaining $8 million repurchase to satisfy employee’s tax liabilities upon the vesting of restricted stock. The change in accumulated other comprehensive income (loss) largely relates to the movement in unrealized losses associated with our available for sale fixed maturities and equity securities, as discussed above.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2008, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

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

INTEREST RATE RISK

Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturities and non-redeemable preferred stocks. As interest rates rise, the market value of these financial instruments fall, and the converse is also true. In a declining interest rate environment, it includes prepayment risk on our MBS and ABS. Prepayment risk results from potential accelerated principal payments that shorten the average life, and therefore the expected yield of the security. At June 30, 2008, the impact on our fixed maturities and non-redeemable preferred stocks from a hypothetical case of an immediate 100 basis point increase in global bond rates would have resulted in an estimated decrease in market value of 3.14%, or approximately $269 million, on a pre-tax basis. The hypothetical change in interest rate risk does not reflect what could be deemed the worst case scenario.

We manage interest rate risk by selecting investments with durations, yields, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Refer to ‘Cash and Investments’ section above, for a discussion of target and actual durations on our investment portfolios.

FOREIGN CURRENCY RISK

Fluctuations in foreign currency exchange rates have a direct impact on the valuation of our assets and liabilities denominated in those currencies. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. However, changes in value of investments due to foreign currency rate movements are reported in shareholders’ equity (accumulated other comprehensive income/ loss) rather than in statements of operations.

We may also use derivatives to hedge un-matched foreign currency exposures, specifically forward contracts and currency options. Additionally, we may also enter into foreign currency forward contracts to manage portfolio risk and enhance our investment returns. Currency derivatives do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a base rate of exchange for a future point in time. Foreign currency forward contracts and options are not specifically identified against cash, any single security or any groups of securities and, therefore, do not qualify and are not designated as a hedge for financial reporting purposes. All realized gains and losses and unrealized gains and losses on foreign currency derivatives are recognized in our Consolidated Statements of Operations. In 2008, the principal currencies creating foreign exchange risk to the Company are Sterling and Euro. The following table provides a hypothetical analysis on our exposure to foreign exchange rate risk at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Fair value of net assets denominated in foreign currencies	$1,383,408	$862,664
As a percentage of total shareholders’ equity	26%	17%
Pre-tax impact on equity of hypothetical 10% movement of the U.S. dollar	$125,764	$78,424

At June 30, 2008, the total fair value of net assets dominated in foreign currencies were 72% and 18% based on the Euro and Sterling currencies respectively.

VALUE AT RISK

Value at Risk: Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in the fair values of our cash and investments. The VaR calculation is calculated using a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our cash and investments at June 30, 2008 was approximately $528 million, or 4.9%, compared to $276 million, or 2.6% at December 31, 2007, which represents the potential loss in fair value of our cash and investments over a one year time horizon within a 95% confidence level. The increase in our VaR was primarily related to increased market volatilities across substantially all asset classes that our investment portfolio is exposed to. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position. During 2008 actual changes in fair value did not exceed the VaR amount.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008. Based upon that evaluation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. Plaintiffs have appealed this decision to the United States Court of Appeals for the Third Circuit, where their appeal is currently pending. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during each month in the first six months of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (a)
January 1-31, 2008	117,189(b)	$40.12	-	$494.9 million
February 1-29, 2008	-	-	-	$494.9 million
March 1-31, 2008	2,050 (b)	$36.87	-	$494.9 million
April 1-30, 2008	46,695(b)	$35.28	-	$494.9 million
May 1-31, 2008	4,602,942(c)	$34.95	4,567,795	$335.2 million
June 1-30, 2008	441,400(d)	$35.01	441,400	$319.7 million
Total	5,210,276		5,009,195	$319.7 million

(a)	On December 7, 2006, our Board of Directors authorized a renewal of our share repurchase plan with the authorization to repurchase up to $400 million of our common shares to be effected from time to time in the open market or privately negotiated transactions. This repurchase plan will expire on December 31, 2008. On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares. This repurchase plan is authorized to continue until December 31, 2009.

(b)	Comprises shares withheld to satisfy tax liabilities upon the vesting of restricted stocks awarded under our 2003 or 2007 Long Term Equity Compensation Plan. These shares are not included in our repurchase program.

(c)	In May 2008, we repurchased in the open market 4,567,795 shares at an average price of $34.96 per share, for a total cost of $160 million. In addition, we repurchased 35,147 common shares from employees for $1 million to satisfy withholding tax liabilities upon the vesting of restricted stocks. These shares, however, are not included in our repurchase program.

(d)	In June 2008, we repurchased in the open market 441,400 shares at an average price of $35.01 per share, for a total cost of $15 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual General Meeting of Shareholders of AXIS Capital Holdings Limited was held on May 9, 2008. Proxies with regard to the matters voted upon at the Annual General Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual General Meeting and the results of voting on each such matter.

(a)	The election of the Class II Directors named below to serve until the 2011 Annual General Meeting of Shareholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

	Votes
Nominee	For	Withheld
Robert L. Friedman	79,267,866	49,405,374
Donald J. Greene	127,781,376	891,864
Jurgen Grupe	127,785,976	887,264
Frank J. Tasco	127,794,474	878,766

(b)	To approve the appointment of Deloitte & Touche, Hamilton, Bermuda to act as our independent registered public accounting firm for the fiscal year ending December 31, 2008 and to authorize the Board of Directors, acting through the Audit Committee, to set the fees for the registered public accounting firm.

Votes
For	Against	Abstain
128,595,629	74,328	3,283

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Appendix B to the Definitive Proxy Statement for the 2007 Annual General Meeting of Shareholders filed on March 28, 2007).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	Amendment No. 3 to Employment Agreement between John R. Charman and AXIS Specialty Limited, dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2008).

10.2	Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and John R. Charman dated May 8, 2008.

10.3	Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated May 8, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2008

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)