Form 10-Q
period 2008-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2008-10-29
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 24, 2008 there were 141,453,047 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

PART I	FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-looking Statements

This quarterly report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend”. Forward-looking statements contained in this report may include information regarding our estimates of losses related to hurricanes and other catastrophes, including Hurricanes Ike and Gustav, measurements of potential losses in fair market values of our investment portfolio, our expectations regarding pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate and foreign currency risks, and valuations of potential interest rate shifts and foreign currency rate changes. Forward-looking statements only reflect our expectations and are not guarantees of performance.

These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims and coverage issues,

•	the failure of our cedants to adequately evaluate risks,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business,

•	interest rate and/or currency value fluctuations, and

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

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	2008	2007
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost 2008: $8,911,721; 2007: $8,301,528)	$8,449,620	$8,331,666
Equity securities, available for sale, at fair value (cost 2008: $165,579; 2007:$10,850)	129,220	7,746
Other investments, at fair value	636,304	638,241

Total investments	9,215,144	8,977,653
Cash and cash equivalents	1,419,610	1,332,921
Accrued interest receivable	74,693	87,338
Insurance and reinsurance premium balances receivable	1,412,445	1,231,494
Reinsurance recoverable balances	1,410,554	1,280,295
Reinsurance recoverable balances on paid losses	62,617	76,598
Deferred acquisition costs	333,002	276,801
Prepaid reinsurance premiums	264,960	242,940
Securities lending collateral	731,661	865,256
Net receivable for investments sold	—	86,356
Goodwill and intangible assets	60,726	61,653
Other assets	190,042	156,004

Total assets	$15,175,454	$14,675,309

Liabilities
Reserve for losses and loss expenses	$6,406,204	$5,587,311
Unearned premiums	2,466,622	2,146,087
Insurance and reinsurance balances payable	223,963	244,988
Securities lending payable	730,412	863,906
Senior notes	499,342	499,261
Other liabilities	183,385	175,134
Net payable for investments purchased	64,336	—

Total liabilities	10,574,264	9,516,687

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2008: 137,991; 2007: 142,520)	1,878	1,850
Additional paid-in capital	1,943,125	1,869,810
Accumulated other comprehensive (loss) income	(495,697)	22,668
Retained earnings	3,097,487	2,968,900
Treasury shares, at cost (2008: 12,451; 2007: 5,466)	(445,603)	(204,606)

Total shareholders’ equity	4,601,190	5,158,622

Total liabilities and shareholders’ equity	$15,175,454	$14,675,309

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three months ended		Nine months ended
	2008	2007	2008	2007
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$689,970	$685,845	$2,028,895	$2,065,090
Net investment income	50,583	118,908	273,249	357,873
Net realized investment losses	(89,079)	(1,192)	(51,842)	(5,548)
Other insurance related (loss) income	(13,806)	1,005	(19,073)	3,638

Total revenues	637,668	804,566	2,231,229	2,421,053

Expenses
Net losses and loss expenses	705,531	328,193	1,438,929	1,079,714
Acquisition costs	90,333	100,039	282,593	293,923
General and administrative expenses	86,722	79,813	248,425	210,993
Foreign exchange gains	(7,627)	(7,202)	(21,360)	(16,477)
Interest expense and financing costs	7,941	13,929	23,789	43,241

Total expenses	882,900	514,772	1,972,376	1,611,394

(Loss) income before income taxes	(245,232)	289,794	258,853	809,659
Income tax (recovery) expense	(5,104)	10,677	11,554	32,943

Net (loss) income	(240,128)	279,117	247,299	776,716

Preferred share dividends	9,218	9,142	27,656	27,573

Net (loss) income available to common shareholders	$(249,346)	$269,975	$219,643	$749,143

Weighted average common shares and common share equivalents:
Basic	139,335	146,845	141,628	148,753

Diluted	139,335	164,064	157,315	165,458

Earnings per common share:
Basic	$(1.79)	$1.84	$1.55	$5.04

Diluted	$(1.79)	$1.65	$1.40	$4.53

Cash dividends declared per common share	$0.185	$0.165	$0.555	$0.495

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three months ended		Nine months ended
	2008	2007	2008	2007
	(in thousands)
Net (loss) income	$(240,128)	$279,117	$247,299	$776,716
Other comprehensive income, net of tax
Change in unrecognized prior service cost on the supplemental executive retirement plans (SERPs)	562	562	1,687	1,687
Unrealized (losses) gains arising during the period	(434,834)	77,803	(573,831)	10,109
Adjustment for re-classification of investment (gains) losses realized in net income	89,296	(116)	53,779	4,398

Comprehensive (loss) income	$(585,104)	$357,366	$(271,066)	$792,910

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
	(in thousands)
Common shares (shares outstanding)
Balance at beginning of period	142,520	149,982
Shares issued	2,456	729
Shares repurchased for treasury	(6,985)	(2,226)
Shares repurchased and cancelled	—	(2,775)

Balance at end of period	137,991	145,710

Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,850	1,875
Shares issued	28	9
Shares repurchased and cancelled	—	(35)

Balance at end of period	1,878	1,849

Additional paid-in capital
Balance at beginning of period	1,869,810	1,929,406
Shares issued	2,623	1,294
Shares repurchased and cancelled	—	(103,436)
Stock options exercised	23,655	6,399
Share-based compensation expense	47,037	25,404

Balance at end of period	1,943,125	1,859,067

Accumulated other comprehensive income (loss)
Balance at beginning of period	22,668	(44,638)
Unrealized depreciation on fixed maturities and equities	(525,905)	15,891
Amortization of prior service cost on the SERPs	1,687	1,687
Change in deferred taxes	5,853	(1,384)

Balance at end of period	(495,697)	(28,444)

Retained earnings
Balance at beginning of period	2,968,900	2,026,004
Net income	247,299	776,716
Series A and B preferred share dividends	(27,656)	(27,573)
Common share dividends	(91,056)	(84,405)

Balance at end of period	3,097,487	2,690,742

Treasury shares, at cost
Balance at beginning of period	(204,606)	—
Shares repurchased for treasury	(240,997)	(79,622)

Balance at end of period	(445,603)	(79,622)

Total shareholders’ equity	$4,601,190	$4,943,592

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$247,299	$776,716
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	51,842	5,548
Net unrealized losses (gains) of other investments	97,586	(14,300)
Amortization/accretion of fixed maturities	10,516	(13,808)
Other amortization and depreciation	8,263	17,566
Share-based compensation expense	47,037	25,404
Changes in:
Accrued interest receivable	12,645	710
Reinsurance recoverable balances	(116,278)	14,387
Deferred acquisition costs	(56,201)	(79,491)
Prepaid reinsurance premiums	(22,020)	(4,206)
Reserve for loss and loss expenses	818,893	516,266
Unearned premiums	320,535	417,783
Insurance and reinsurance balances, net	(201,976)	(298,116)
Other items	10,115	(86,153)

Net cash provided by operating activities	1,228,256	1,278,306

Cash flows from investing activities:
Purchases of fixed maturities	(7,318,695)	(5,579,091)
Sales and maturities of fixed maturities	6,842,657	4,310,846
Purchases of equity securities	(289,966)	-
Sales of equity securities	64,835	-
Purchases of other investments	(141,000)	(65,250)
Sales of other investments	69,521	585,395
Purchases of assets	(8,640)	(38,261)

Net cash used in investing activities	(781,288)	(786,361)

Cash flows from financing activities:
Repurchase of shares	(240,997)	(183,093)
Dividends paid - common shares	(80,653)	(83,806)
Dividends paid - preferred shares	(27,656)	(27,573)
Proceeds from exercise of stock options	23,655	6,399
Proceeds from issuance of common shares	2,651	1,303
Repayment of repurchase agreement	-	(400,000)

Net cash used in financing activities	(323,000)	(686,770)

Effect of exchange rate changes on foreign currency cash	(37,279)	36,389

Decrease in cash and cash equivalents	86,689	(158,436)
Cash and cash equivalents - beginning of period	1,332,921	1,989,287

Cash and cash equivalents - end of period	$1,419,610	$1,830,851

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

Our consolidated balance sheet at September 30, 2008 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the periods ended September 30, 2008 and 2007 have not been audited. The balance sheet at December 31, 2007 is derived from the audited financial statements.

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

(a) Fair Value Measurements

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

•

Level 2—Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

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

Adoption of New Accounting Standards (Continued)

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our own assumptions about assumptions that market participants might use.

Examples of assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; hedge funds with partial transparency; and collateralized loan obligation (“CLO”)—equity tranche securities, credit funds and short duration high yield funds that are traded in less liquid markets.

The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. We use prices and inputs that are current as of the measurement date. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between levels.

The adoption of FAS 157 did not result in any cumulative-effect adjustment to our beginning retained earnings at January 1, 2008. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we have also adopted FSP FAS 157-2 effective January 1, 2008. FAS 157 will not be applied to our goodwill and other intangible assets measured annually for impairment testing purposes only. We will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009. We do not anticipate this adoption will have a material impact on our results of operations, financial position or liquidity.

On October 10, 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which provided further clarification on fair value measurement for financial assets in inactive markets.

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

Accounting Standards Not Yet Adopted

(a) Business Combinations and Non-controlling Interests

In December 2007, the FASB issued FAS No. 141(R), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to provide additional disclosures on the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the acquirer obtains control of one or more businesses, even if control is not obtained by purchasing equity interests or net assets. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Both FAS 141(R) and FAS 160 apply prospectively to business combinations for which the acquisition date is on or after December 15, 2008, except for the presentation and disclosure requirements of FAS 160 which will be applied retrospectively for all periods presented.

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

(c) Financial Guarantee Insurance Contracts

In May 2008, the FASB issued FAS No. 163, Accounting for Financial Guarantee Insurance Contracts (“FAS 163”). This new standard clarifies how FAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after the date of issuance. Except for the required disclosures, earlier application is not permitted. We do not anticipate this adoption will have a material impact on our results of operations, financial position or liquidity.

(d) Credit Derivatives and Guarantee Disclosures

In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This Staff Position amends FAS 133 to require a seller of credit derivatives, including credit derivatives embedded in hybrid instruments, to provide certain disclosures for each credit derivative (or group of similar credit derivatives) for each balance sheet presented. These disclosures must be provided even if the likelihood of having to make payments is remote. The Staff Position also clarifies that FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not anticipate the adoption of this Staff Position will have a material impact on our results of operations, financial position or liquidity.

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

•

Political risk: provides protection against sovereign default or sovereign actions that result in the impairment of cross-border investments for banks and major corporations. This book also provides sovereign and corporate credit insurance, where lenders seek to mitigate the risk of non-payment from their borrowers.

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

The following tables summarize the underwriting results of our operating segments for the periods indicated and the carrying values of goodwill and intangible assets as at September 30, 2008 and 2007:

	2008			2007
Three months ended September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$402,672	$322,611	$725,283	$480,729	$274,495	$755,224
Net premiums written	235,666	315,750	551,416	315,605	268,297	583,902
Net premiums earned	293,572	396,398	689,970	301,925	383,920	685,845
Other insurance related (loss) income	(13,751)	(55)	(13,806)	610	395	1,005
Net losses and loss expenses	(230,577)	(474,954)	(705,531)	(113,092)	(215,101)	(328,193)
Acquisition costs	(21,964)	(68,369)	(90,333)	(34,721)	(65,318)	(100,039)
General and administrative expenses	(49,361)	(17,366)	(66,727)	(43,262)	(15,828)	(59,090)

Underwriting (loss) income	$(22,081)	$(164,346)	(186,427)	$111,460	$88,068	199,528

Corporate expenses			(19,995)			(20,723)
Net investment income			50,583			118,908
Net realized investment losses			(89,079)			(1,192)
Foreign exchange gains			7,627			7,202
Interest expense and financing costs			(7,941)			(13,929)

(Loss) income before income taxes			$(245,232)			$289,794

Net loss and loss expense ratio	78.5%	119.8%	102.3%	37.5%	56.0%	47.9%
Acquisition cost ratio	7.5%	17.2%	13.1%	11.5%	17.0%	14.6%
General and administrative expense ratio	16.8%	4.4%	12.6%	14.3%	4.1%	11.6%

Combined ratio	102.8%	141.4%	128.0%	63.3%	77.1%	74.1%

Goodwill and intangible assets	$60,726	$-	$60,726	$61,967	$-	$61,967

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2008			2007
Nine months ended September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$1,392,993	$1,470,640	$2,863,633	$1,529,888	$1,487,337	$3,017,225
Net premiums written	872,909	1,454,498	2,327,407	1,004,536	1,474,066	2,478,602
Net premiums earned	890,558	1,138,337	2,028,895	915,102	1,149,988	2,065,090
Other insurance related (loss) income	(20,073)	1,000	(19,073)	1,737	1,901	3,638
Net losses and loss expenses	(549,723)	(889,206)	(1,438,929)	(432,612)	(647,102)	(1,079,714)
Acquisition costs	(84,798)	(197,795)	(282,593)	(97,512)	(196,411)	(293,923)
General and administrative expenses	(145,321)	(51,813)	(197,134)	(117,952)	(45,794)	(163,746)

Underwriting income	$90,643	$523	91,166	$268,763	$262,582	531,345

Corporate expenses			(51,291)			(47,247)
Net investment income			273,249			357,873
Net realized investment losses			(51,842)			(5,548)
Foreign exchange gains			21,360			16,477
Interest expense and financing costs			(23,789)			(43,241)

Income before income taxes			$258,853			$809,659

Net loss and loss expense ratio	61.7%	78.1%	70.9%	47.3%	56.3%	52.3%
Acquisition cost ratio	9.6%	17.4%	13.9%	10.7%	17.1%	14.2%
General and administrative expense ratio	16.3%	4.5%	12.2%	12.9%	4.0%	10.2%

Combined ratio	87.6%	100.0%	97.0%	70.9%	77.4%	76.7%

Goodwill and intangible assets	$60,726	$-	$60,726	$61,967	$-	$61,967

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Gross unrealized losses

The following tables summarize investment securities that are in a gross unrealized loss position for the period specified:

As at September 30, 2008	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agency	$-	$-	$809,710	$(8,493)	$809,710	$(8,493)
Non-U.S. government	-	-	208,715	(18,405)	208,715	(18,405)
Corporate	176,091	(47,475)	1,743,579	(240,249)	1,919,670	(287,724)
Mortgage-backed	329,084	(31,618)	2,175,576	(110,696)	2,504,660	(142,314)
Asset-backed	44,460	(4,868)	323,137	(22,379)	367,597	(27,247)
Municipals	-	-	175,754	(6,208)	175,754	(6,208)

Total fixed maturities	$549,635	$(83,961)	$5,436,471	$(406,430)	$5,986,106	$(490,391)

Equities:
Common stock	$-	$-	$89,979	$(26,871)	$89,979	$(26,871)
Non-redeemable preferred stock	-	-	21,082	(10,313)	21,082	(10,313)

Total equities	$-	$-	$111,061	$(37,184)	$111,061	$(37,184)

As at December 31, 2007	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agency	$67,131	$(169)	$7,304	$(18)	$74,435	$(187)
Non-U.S. government	-	-	87,214	(4,244)	87,214	(4,244)
Corporate	188,901	(4,391)	776,234	(56,296)	965,135	(60,687)
Mortgage-backed	1,064,646	(13,100)	241,920	(2,204)	1,306,566	(15,304)
Asset-backed	68,959	(1,391)	132,735	(6,754)	201,694	(8,145)
Municipals	32,053	(150)	50,782	(87)	82,835	(237)

Total fixed maturities	$1,421,690	$(19,201)	$1,296,189	$(69,603)	$2,717,879	$(88,804)

Equities:
Common Stock	$-	$-	$7,746	$(3,104)	$7,746	$(3,104)
Non-redeemable preferred stock	-	-	-	-	-	-

Total equities	$-	$-	$7,746	$(3,104)	$7,746	$(3,104)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Insurance enhanced bonds

At September 30, 2008, we held insurance enhanced bonds (mortgage-backed, asset-backed and municipal securities), in the amount of approximately $310 million, which represented approximately 3.4% of our total invested assets. If we exclude the insurance enhancement, the overall credit quality of our insured bond portfolio was an average rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s. The financial guarantors of our $310 million of insurance enhanced bonds include Financial Security Assurance Inc. ($151 million), Ambac Financial Group, Inc. ($67 million), MBIA Insurance Corporation ($65 million), and Financial Guarantee Insurance Company ($18 million). We do not have any significant investments in companies which guarantee securities at September 30, 2008.

Other-than-temporary impairments (OTTI)

At September 30, 2008, 2,087 fixed maturities (2007: 1,440) were in an unrealized loss position with a fair value of $5,986 million (2007: $2,718 million) of which 414 securities (2007: 1,065) have been in continuous unrealized loss position for 12 months or greater and have a fair value of $550 million (2007: $1,422 million). For the three and nine months ended September 30, 2008, we incurred OTTI charges of $44 million (2007: negligible) and $60 million (2007: $2 million) relating primarily to Lehman Brothers corporate bonds. These charges are reported in net realized investment losses in the Consolidated Statements of Operations.

At September 2008, the remaining unrealized losses on fixed maturities were primarily due to widening of credit spreads relating to the market illiquidity, rather than any significant credit downgrades on these securities. Because we have the ability and intent to hold these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at September 30, 2008.

During the three and nine months ended September 30, 2008, we recorded an OTTI charge for one equity security in the amount of $5 million. The valuation for the remaining equity securities which are below cost is believed to be correlated with the volatility in the equity markets that existed at September 30, 2008. We do not consider these equities to be other-than-temporarily impaired at September 30, 2008, as we have the ability and intent to hold these securities for a reasonable period of time until a recovery of fair value to cost.

b)	Equity Securities

The cost and fair value of our equity securities at September 30, 2008 and December 31, 2007 are as follows:

As at September 30, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Common stocks	$134,184	$825	$(26,871)	$108,138
Non-redeemable preferred stocks	31,395	-	(10,313)	21,082

Total	$165,579	$825	$(37,184)	$129,220

As at December 31, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Common stocks	$10,850	$-	$(3,104)	$7,746

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c)	Other Investments

The table below provides a breakdown of our portfolio of other investments:

	September 30, 2008		December 31, 2007

Hedge funds	$284,613	45%	$277,757	44%
Credit funds	194,264	30%	194,241	30%
CLO - equity tranches	111,590	18%	120,596	19%
Short duration high yield fund	45,837	7%	45,647	7%

Total other investments	$636,304	100%	$638,241	100%

The increase in our hedge funds includes net subscriptions of $48 million, partially offset by an increase in unrealized losses during the year of $41 million. Net subscriptions in our credit funds during 2008 were $57 million, offset by unrealized losses of $57 million. Both unrealized losses were included in net investment income.

d)	Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Fixed maturities	$108,277	$94,902	$322,168	$264,902
Cash and cash equivalents	11,713	25,280	37,138	71,512
Other investments	(66,395)	1,856	(82,925)	30,523
Equity securities	1,201	-	6,420	-

Gross investment income	54,796	122,038	282,801	366,937
Investment expenses	(4,213)	(3,130)	(9,552)	(9,064)

Net investment income	$50,583	$118,908	$273,249	$357,873

The following provides an analysis of gross realized gains/losses and the change in unrealized gains/losses on available for sale investments included within accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Gross realized gains	$35,710	$5,004	$110,645	$12,696
Gross realized losses	(126,664)	(5,686)	(164,012)	(18,163)

Net realized losses on fixed maturities	(90,954)	(682)	(53,367)	(5,467)
Changes in fair values of investment derivatives	1,875	(510)	1,525	(81)

Net realized investment losses	$(89,079)	$(1,192)	$(51,842)	$(5,548)

Change in unrealized losses on available for sale investments	$(346,479)	$79,044	$(525,905)	$15,891

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS

a)	Fair Value Hierarchy

At September 30, 2008, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

At September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets
Fixed maturities	$-	$8,449,620	$-	$8,449,620
Equity securities	129,220	-	-	129,220
Other investments	-	45,837	590,467	636,304
Derivative assets(1)	-	10,435	-	10,435

Total	$129,220	$8,505,892	$590,467	$9,225,579

As a percentage of total assets	0.9%	56.1%	3.9%	60.8%

Liabilities
Derivative liabilities(2)	$-	$-	$42,597	$42,597

As a percentage of total liabilities			0.4%	0.4%

(1)	Included in other assets
(2)	Included in other liabilities

b)	Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2008:

	Three months ended				Nine months ended
September 30, 2008	Other Investments		Derivative Liability		Other Investments		Derivative Liability

Balance at beginning of period	$677,689		$23,790		$592,593		$16,346
Change in net unrealized gains/losses	(63,585)		14,000		(93,038)		21,444
Net realized gains/losses	(4,426)		-		(4,737)		-
Net purchases, sales, and distributions	(19,211)		4,807		95,649		4,807
Net transfers in (out of) of Level 3	-		-		-		-

Balance at end of period	$590,467		$42,597		$590,467		$42,597

Change in net unrealized (losses) relating to financial instruments held at reporting date	$(63,585	)(1)	$(14,000	)(2)	$(93,038	)(1)	$(21,444	)(2)

(1)	Included in net investment income
(2)	Included in other insurance related (loss) income

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Other Investments

Hedge funds, credit funds and equity tranches of CLOs are included within Level 3. The fair value for hedge funds and credit funds are based on the most recently published net asset value as advised by the external fund manager or third party administrator. For these funds we do not have full access to the underlying investment holdings to enable us to corroborate the fair value measurement used by the fund managers. However, we regularly review performance directly with the fund managers and perform qualitative analysis to corroborate the reasonableness of the published net asset values.

Observable equity tranche CLO trades in the secondary markets are infrequent, particularly given the dislocation in the current credit markets. Accordingly, because we were unable to corroborate non-binding quotes from brokers with observable market data, we continued using our existing valuation model based on management’s assumptions of expected future cash flows and risk-adjusted discount rates which reflect current market factors including default, collateral spread, prepayment, and liquidity risks.

Derivative Liability

We classified our insurance derivative contract with longevity risk exposure within Level 3 as the inputs used in our valuation model include significant unobservable inputs. The most significant unobservable input used in this model is the margin that a market participant would require for insuring a $400 million note collateralized by a portfolio of life settlements comprising less than 200 insured individuals. We exercised significant judgment in determining a fair value for this derivative instrument. During the nine months ended September 30, 2008, we received $5 million in annual insurance premium which was reported as net purchases, sales, and distributions in the table above.

5.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Nine months ended September 30,	2008	2007
Gross unpaid losses and loss expenses at beginning of period	$5,587,311	$5,015,113
Less reinsurance recoverable balances at beginning of period	(1,356,893)	(1,359,154)

Net losses and loss expense reserves at beginning of period	4,230,418	3,655,959

Net incurred losses related to:
Current year	1,690,055	1,324,690
Prior years	(251,126)	(244,976)

	1,438,929	1,079,714

Net paid losses related to:
Current year	(176,793)	(99,972)
Prior years	(482,469)	(479,276)

	(659,262)	(579,248)

Foreign exchange (gain) loss	(77,052)	30,187

Net losses and loss expense reserves at end of period	4,933,033	4,186,612
Reinsurance recoverable balances at end of period	1,473,171	1,344,767

Gross unpaid losses and loss expenses at end of period	$6,406,204	$5,531,379

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Net losses and loss expenses incurred includes net favorable prior period reserve development of $251 million and $245 million for the nine months ended September 30, 2008 and 2007, respectively. Prior period development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years. The following table summarizes net favorable reserve development by segment:

Nine months ended September 30,	2008	2007
Insurance	$142,294	$143,148
Reinsurance	108,832	101,828

Total	$251,126	$244,976

Net favorable reserve development in the first nine months of 2008 and 2007 was predominately generated from our short tail insurance and reinsurance lines of business, and primarily reflected the occurrence of fewer late reported claims than we originally anticipated in our reserving process. The first nine months of 2008 also included favorable development of $65 million from the political risk line of business of our insurance segment, to recognize both the absence of reported losses on the sovereign and corporate credit products within the line and the lower likelihood of future reported losses emanating from our traditional political risk coverage from accident years 2004 and prior. We also refined the loss development profile for the sovereign and corporate credit portion of our book during the second quarter of 2008. Following an actuarial review, we began to use a more accelerated loss development profile.

Beginning in the third quarter of 2008, for our accident year 2003 and 2004 professional lines business, we began to incorporate the loss ratios implied by our claims experience to date with our initial expected loss ratios derived from industry benchmarks. We believe that for these more mature accident years for this claims-made line of business, our loss experience is sufficiently developed, and therefore more statistically reliable. This generated favorable reserve development of $29 million, of which $20 million was generated from our insurance segment and $9 million from our reinsurance segment.

Prior period development in the first nine months of 2008 included reserve strengthening with respect to our accident year 2007 professional lines IBNR reserves in connection with the heightened potential for losses arising from events related to the substantial deterioration of the sub-prime crisis. This generated adverse development of $33 million, of which $22 million was generated from our insurance segment and $11 million from our reinsurance segment.

6.	DERIVATIVE INSTRUMENTS

We may enter into derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market and for yield enhancement. From time to time we may enter into insurance and reinsurance contracts that meet the definition of a derivative contract under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).

All derivative instruments are measured at fair value (see Fair Value Measurements in Note 1) and recognized as either assets or liabilities in the Consolidated Balance Sheets. The recognition of gains or losses on derivative instruments in the Consolidated Statements of Operations depends on whether or not these have been designated and qualify for hedge accounting.

Derivative Instruments Designated as Hedging Instruments

We may designate a currency derivative as a hedge on the fair value of certain investment portfolios attributable to changes in foreign currency exchange rates. This is referred to as a fair value hedge. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in net realized investment gains (losses), including any hedge ineffectiveness.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value of the hedged item. Further, the hedge relationship must be designated and formally documented at the inception, detailing the particular risk management objective and strategy for the hedge, including the item and risk that is being hedged, the derivative that is being used, and how effectiveness is being assessed. We formally measure the hedge effectiveness both at the inception and on an ongoing basis. We evaluate the effectiveness of our designated hedges on a retrospective and prospective basis using the period-to-period dollar offset method. Using this method, if the hedge correlation is within the range of 80% to 125%, we consider the hedge effective and apply hedge accounting.

During the three months ended September 30, 2008, we entered into foreign currency forward contracts to hedge the changes in the fair value of two available-for-sale (AFS) fixed maturity portfolios denominated in Euros. The hedges were designated and qualified as a fair value hedge. During this period, the hedge ineffectiveness between the foreign currency forward contracts and the hedged AFS portfolios was $1 million, which was included in net realized investment gains (losses). At September 30, 2008, the total outstanding notional amount of foreign currency forward contracts was $474 million.

Derivative Instruments not Designated as Hedging Instruments

For investment-related derivatives, we recognize the change in fair value on these derivatives in net realized investment gains (losses). We may use non-designated foreign currency derivatives to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates in our investment portfolios.

For underwriting-related foreign currency derivatives, we recognize the change in fair value on these derivatives in foreign exchange gains (losses). We may use non-designated foreign currency derivatives to manage foreign currency exposures in our underwriting assets and liabilities.

For insurance and reinsurance contracts accounted for as derivatives under FAS 133, we recognize the change in fair value on these derivatives in other insurance related income (loss).

The following table provides a breakdown of total outstanding derivatives at September 30, 2008 and 2007, and the total unrealized and realized gains (losses) recorded in earnings for the three and nine months ended September 30, 2008 and 2007.

	September 30, 2008			September 30, 2007
	Notional Amounts	Three months	Nine months	Notional Amounts	Three months	Nine months
		Gains/ (Losses)			Gains/ (Losses)
Investment-related:
Currency forward contracts	$37,437	$1,540	$1,112	$11,458	$(212)	$307
Mortgage derivatives	29,592	336	413	53,671	(298)	(388)

Underwriting-related:
Catastrophe-related total return swap	$50,000	$(345)	$(210)	$50,000	$(60)	$530
Longevity risk derivative	400,000	(14,000)	(21,444)	400,000	-	-
Currency call options - short	(63,414)	1,714	2,387	-	-	-
Currency put options - long	126,828	5,593	637	-	-	-
Currency forward contracts	-	-	-	-	-	(349)

		$(5,162)	$(17,105)		$(570)	$100

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCK-BASED COMPENSATION

Stock Options

The following is a summary of stock options outstanding and exercisable at September 30, 2008, and related activity for the nine months ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Outstanding - January 1, 2008	4,810	$18.46
Granted	-	-
Exercised	(1,739)	13.61
Expired	(3)	27.94

Outstanding - September 30, 2008	3,068	$21.20	4.73 years	$37,478

* The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on September 30, 2008, and the exercisable price, multiplied by the number of in-the-money-options) that would have been received by the stock option holders had all stock option holders exercised their stock options on September 30, 2008.

The total intrinsic value of stock options exercised during the first nine months of 2008 and 2007 was $35 million and $4 million, respectively, and we received proceeds of $24 million and $6 million, respectively. At December 31, 2007, there was no remaining unrecognized compensation cost related to stock options and accordingly we incurred no related compensation costs during 2008.

The following table summarizes information about our stock options outstanding and exercisable at September 30, 2008:

Range of Exercise Prices	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$12.50 - $13.75	890	$12.57	3.26
$13.76 - $15.00	582	14.50	4.20
$15.01 - $16.25	29	16.25	4.75
$16.26 - $25.65	40	25.50	4.84
$25.66 - $29.62	1,527	28.77	5.79

Total	3,068	$21.20	4.73

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	STOCK-BASED COMPENSATION (CONTINUED)

Restricted Stock

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock - January 1, 2008	3,312	$31.44
Granted	2,743	37.25
Vested	(778)	30.15
Forfeited	(100)	34.03

Non-vested restricted stock - September 30, 2008	5,177	$34.66

In May 2008, we granted 1,000,000 shares with a grant date fair value of $35.17 per share to our Chief Executive Officer (CEO) in connection with an amendment to his employment agreement. The grant made to our CEO will vest as follows: 500,000 shares on January 31, 2009; 166,667 shares on January 1, 2010; 166,667 shares on January 1, 2012; and 166,666 shares on January 1, 2013. We have elected the straight-line recognition method for awards subject to graded vesting based on a service condition.

For the three months ended September 30, 2008 and 2007, we incurred compensation costs of $18 million and $9 million, respectively, in respect of restricted stock, and recorded tax benefits thereon of $2 million and $2 million, respectively. For the nine months ended September 30, 2008 and 2007, we incurred compensation costs of $47 million and $25 million, respectively, in respect of restricted stock, and recorded tax benefits thereon of $6 million and $5 million, respectively. The compensation costs incurred in 2008 include $2 million for modified grants and an additional charge for the acceleration of restricted shares vesting for certain employees that have reached retirement eligibility under our 2007 Plan.

The total fair value of shares vested during the nine months ended September 30, 2008 and 2007 were $23 million and $13 million, respectively. At September 30, 2008 and December 31, 2007, there was $105 million and $47 million, respectively, of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted average period of 2.5 years.

During the first nine months ended September 30, 2008 and 2007, we also realized additional net tax benefits for certain vested restricted stocks and exercised stock options, which were $2 million. These excess tax benefits are included in our cash flows from financing activities in the Consolidated Statements of Cash Flows.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic earnings per common share
Net (loss) income available to common shareholders	$(249,346)	$269,975	$219,643	$749,143

Weighted average common shares outstanding	139,335	146,845	141,628	148,753

Basic earnings per common share	$(1.79)	$1.84	$1.55	$5.04

Diluted earnings per common share
Net (loss) income available to common shareholders	$(249,346)	$269,975	$219,643	$749,143

Weighted average common shares outstanding	139,335	146,845	141,628	148,753
Share equivalents:
Warrants	-	13,124	12,600	12,937
Restricted stock	-	2,385	1,591	2,354
Options	-	1,710	1,496	1,414

Weighted average common shares outstanding - diluted	139,335	164,064	157,315	165,458

Diluted earnings per common share	$(1.79)	$1.65	$1.40	$4.53

For the nine months ended September 30, 2008, there were 818,711 restricted shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive. Due to the net loss incurred in the three months ended September 30, 2008, all the shares equivalents were anti-dilutive. There were no such anti-dilutive restricted shares or options for the three or nine months ended September 30, 2007.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

b)	Dividends for Common Shares and Preferred Shares

On September 19, 2008 the Board of Directors declared a dividend of $0.185 per common share to shareholders of record at September 30, 2008 and payable on October 15, 2008. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on October 15, 2008, to shareholders of record at the close of business on September 30, 2008 and the Series B Preferred Share dividend is payable on December 1, 2008, to shareholders of record at the close of business on November 14, 2008.

c)	Reinsurance Purchase Commitment

During 2008, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at September 30, 2008, we have an outstanding reinsurance purchase commitment of $94 million.

10.	NET DEFERRED TAX ASSETS

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. As of September 30, 2008, we recorded a net deferred tax asset of $89 million. This balance includes a reduction of $50 million for a valuation allowance which has been established against certain U.S. deferred tax assets attributable to realized and unrealized losses and capital loss carryforwards on investments. At this time, we believe it is necessary to establish a valuation allowance against the deferred tax assets due to insufficient positive evidence regarding the reversal of these losses. During the three months ended September 30, 2008, $25 million of the valuation allowance was recorded in the Consolidated Statements of Operations and $15 million recorded as a component of other comprehensive income in shareholders’ equity. For the nine months ended September 30, 2008, $25 million of the valuation allowance was recorded in the Consolidated Statements of Operations and $25 million recorded as a component of other comprehensive income in shareholders’ equity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	SHAREHOLDERS’ EQUITY

For the three and nine months ended September 30, 2008, we made the following share repurchases, which were held in treasury:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
In the open market:
Total shares	1,774	2,225	6,782	2,225
Total cost	$58,149	$79,590	$233,290	$79,590

Average price per share(2)	$32.79	$35.77	$34.39	$35.77

From employees:(1)
Total shares	2	-	203	87
Total cost	$54	$-	$7,707	$2,922

Average price per share(2)	$31.71	$-	$38.01	$33.42

Total
Total shares	1,776	2,225	6,985	2,312
Total cost	$58,203	$79,590	$240,997	$82,512

Average price per share(2)	$32.77	$35.77	$34.50	$35.68

(1)	To satisfy withholding tax liabilities upon the vesting of restricted stock awards and the exercise of stock options.
(2)	Calculated using whole figures.

On May 10, 2007, we repurchased from Trident II, L.P and affiliated entities, an aggregate of 2,700,000 shares of our common stock at $37.25 per share, for a total purchase price of $101 million. These shares were subsequently cancelled.

Additionally, during October 2008, we repurchased in the open market 1,791,121 shares at an average price of $27.91 per share, for a total cost of $50 million, which were held in treasury.

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

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Return on average common equity (“ROACE”): ROACE represents the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period. Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. ROACE for the three and nine months ended September 30, 2008 was (22.5%) and 6.7%, respectively, compared to 25.0% and 23.9% for the same periods in 2007. The reduction in our return over the quarter and year to date reflect the reductions in net income of $519 million and $529 million, respectively, as discussed below.

Diluted book value per common share: Diluted book value per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, using the treasury stock method. We consider diluted book value per common share an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per share decreased 9% from $28.79 at December 31, 2007 to $26.25 at September 30, 2008. Over the same period our common shareholders’ equity decreased $0.6 billion, or 12%, to $4.1 billion. These reductions were primarily due to an increase in net unrealized losses on our investment portfolio of $526 million, share repurchases of $241 million, and dividends to common and preferred shareholders of $119 million. This was partially offset by income in the first nine months of 2008 of $247 million.

Cash dividends per common share: Our dividend policy is an integral part of the value we create for our shareholders. Our quarterly cash dividend was $0.185 per common share in the first three quarters of 2008 compared to $0.165 in the first three quarters of 2007. Our Board of Directors reviews our dividend policy on a regular basis and in December 2007, they authorized a 12% increase in the quarterly dividend.

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

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Underwriting (loss) income:
Insurance	$(22,081)	$111,460	(120%	)	$90,643	$268,763	(66%	)
Reinsurance	(164,346)	88,068	(287%	)	523	262,582	(100%	)
Investment income and net realized (losses)/ gains	(38,496)	117,716	(133%	)	221,407	352,325	(37%	)
Other revenues and expenses	(15,205)	(38,127)	(60%	)	(65,274)	(106,954)	(39%	)

Net (loss) income	(240,128)	279,117	(186%	)	247,299	776,716	(68%	)
Preferred share dividends	(9,218)	(9,142)	1%		(27,656)	(27,573)	-

Net (loss) income available to common shareholders	$(249,346)	$269,975	(192%	)	$219,643	$749,143	(71%	)

Underwriting Results

Total underwriting income for the three and nine months ended September 30, 2008 decreased $386 million and $440 million, respectively, over the same periods in 2007. These reductions were driven by net losses incurred from Hurricanes Ike and Gustav in the current quarter of $386 million, net of related earned premiums. Almost three-quarters of these hurricane losses were incurred within our reinsurance segment. Our year-to-date underwriting result was also impacted by a higher frequency and severity of property risk losses within our insurance segment. The overall impact of net favorable reserve development in the three and nine months ended September 30, 2008 was largely comparable with the same periods in 2007.

For further discussion of our underwriting results, including segmental analysis, refer to ‘Underwriting Results’ sections below.

Investment Results

Total net investment income and net realized investment losses for the three and nine months ended September 30, 2008 decreased $156 million and $131 million, respectively, over the same periods in 2007. These reductions were driven by a combination of lower investment income on our other investment portfolio ($68 million in the quarter and $113 million year-to-date) coupled with higher realized investment losses ($88 million for the quarter and $46 million for the year to date). Our other investments were primarily impacted by unrealized losses on our credit and hedge funds, stemming from illiquidity in the financial markets. Our year to date investment results benefited from an increase in investment income from our fixed maturities, reflecting higher average investment balances.

For further discussion and analysis of our investment results, refer to ‘Investment Income’ section below.

Other Revenues and Expenses

Our other revenues and expenses were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2008	Change	2007	2008	Change	2007
Corporate expenses	$19,995	(4%)	$20,723	$51,291	9%	$47,247
Foreign exchange gains	(7,627)	6%	(7,202)	(21,360)	30%	(16,477)
Interest expense	7,941	(43%)	13,929	23,789	(45%)	43,241
Income tax (recovery) expense	(5,104)	(148%)	10,677	11,554	(65%)	32,943

Total	$15,205	(60%)	$38,127	$65,274	(39%)	$106,954

•

Corporate expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned corporate expenses were 2.9% and 2.5%, in the three and nine months ended September 30, 2008, respectively, compared to 3.0% and 2.3%, in the same periods of 2007.

•

Foreign exchange gains: Some of our business is written in currencies other than U.S. dollars. The foreign exchange gain in the third quarter of 2008 was primarily due to the remeasurement of our net liability balances denominated in Euro, following its significant depreciation against the U.S. dollar during this period.

•

Interest expense: Interest expense in the three and nine months ended September, 30 2007 included interest costs of $6 million and $19 million on a $400 million repurchase agreement we entered into in 2006 to finance a life settlements investment. We terminated the repurchase agreement in September 2007.

•

Income tax: Income tax is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate may vary between periods depending on the distribution of net income or losses among our various taxable jurisdictions. Our effective tax rate, which we calculate as income tax expense or recovery divided by income or loss before income tax, was 2.0% and 4.5% for the three and nine months ended September 30, 2008, respectively, compared to 3.7% and 4.1% for the comparative periods of 2007. Significant to the current quarter was the establishment of a full valuation allowance against net deferred tax assets arising from U.S. realized capital losses and investment impairments arising during the quarter, due to insufficient positive evidence currently for recognition. Apart from these specific investment items, during the three months ended September 30, 2008, both the United States and Europe reported net losses before tax as a result of large loss activity. For the nine months ended September 30, 2008, the portion of total income generated by our U.S. subsidiaries was significantly lower than the comparable period of 2007, yet considering the impact of the valuation allowance, led to a similar effective tax rate when compared to the prior year.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results followed by an overview of each line item:

	Three months ended September 30,			Nine months ended September 30,
	2008	Percentage Change	2007	2008	Percentage Change	2007
Revenues:
Gross premiums written	$725,283	(4%)	$755,224	$2,863,633	(5%)	$3,017,225
Net premiums written	551,416	(6%)	583,902	2,327,407	(6%)	2,478,602
Net premiums earned	689,970	1%	685,845	2,028,895	(2%)	2,065,090
Other insurance related (loss) income	(13,806)	nm	1,005	(19,073)	nm	3,638
Expenses:
Current year net losses and loss expenses	(781,802)	91%	(410,385)	(1,690,055)	28%	(1,324,690)
Prior period reserve development	76,271	(7%)	82,192	251,126	3%	244,976
Acquisition costs	(90,333)	(10%)	(100,039)	(282,593)	(4%)	(293,923)
General and administrative expenses	(66,727)	13%	(59,090)	(197,134)	20%	(163,746)

Underwriting (loss) income (1)	$(186,427)	(193%)	$199,528	$91,166	(83%)	$531,345

Ratios:		Point Change			Point Change
Current year loss ratio	113.3%	53.4%	59.9%	83.3%	19.1%	64.2%
Prior period reserve development	(11.0% )	1.0%	(12.0% )	(12.4% )	(0.5%)	(11.9% )
Acquisition cost ratio	13.1%	(1.5%)	14.6%	13.9%	(0.3%)	14.2%
General and administrative ratio (2)	12.6%	1.0%	11.6%	12.2%	2.0%	10.2%

Combined ratio	128.0%	53.9%	74.1%	97.0%	20.3%	76.7%

nm – not meaningful

(1) Refer to Item 1, Note 2 to the Consolidated Financial Statements, for a reconciliation of underwriting (loss)/income to net (loss)/income available to common shareholders for the periods indicated above.

(2) Our general and administration expense ratio includes corporate expenses not allocated to our underwriting segments of 2.9% and 2.5%, for the three and nine months ended September 30, 2008, respectively, and 3.0% and 2.3% for the three and nine months ended September 30, 2007, respectively. These costs are discussed further in “Other Revenue and Expenses”, above.

UNDERWRITING REVENUES

Premiums Written: Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2008	Change	2007	2008	Change	2007
Insurance	$402,672	(16%)	$480,729	$1,392,993	(9%)	$1,529,888
Reinsurance	322,611	18%	274,495	1,470,640	(1%)	1,487,337

Total	$725,283	(4%)	$755,224	$2,863,633	(5%)	$3,017,225

% ceded
Insurance	41.5%	7.2%	34.3%	37.3%	3.0%	34.3%
Reinsurance	2.1%	(0.2%)	2.3%	1.1%	0.2%	0.9%
Total	24.0%	1.3%	22.7%	18.7%	0.8%	17.9%

	Net Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2008	Change	2007	2008	Change	2007
Insurance	$235,666	(25%)	$315,605	$872,909	(13%)	$1,004,536
Reinsurance	315,750	18%	268,297	1,454,498	(1%)	1,474,066

Total	$551,416	(6%)	$583,902	$2,327,407	(6%)	$2,478,602

Gross premiums written this year have been impacted by increasing competition within the property and casualty markets. In the current quarter, gross premiums in our insurance segment were also impacted by a reduction in political risk premium. In comparison, gross premiums written in our reinsurance segment increased this quarter largely due to reinstatement premiums in connection with Hurricanes Ike and Gustav. The increase in our ceded premium ratios in 2008 reflect the purchase of additional quota share reinsurance coverage within our casualty and professional lines insurance business, together with the impact of business mix changes, particularly with respect to the quarter. Refer to the “underwriting results by segment”, for further discussion.

Premiums Earned: Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2008		2007		Change	2008		2007		Change
Insurance	$293,572	43%	$301,925	44%	(3%)	$890,558	44%	$915,102	44%	(3%)
Reinsurance	396,398	57%	383,920	56%	3%	1,138,337	56%	1,149,988	56%	(1%)

Total	$689,970	100%	$685,845	100%	1%	$2,028,895	100%	$2,065,090	100%	(2%)

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns. The increase in net earned premium in the quarter was largely driven by additional earned premium in our reinsurance segment in connection with Hurricanes Ike and Gustav. Net premiums earned in both segments were otherwise down in the quarter and year-to-date, reflecting reductions in gross premiums written, as discussed above. Partially offsetting this, net premiums earned in our insurance segment this year benefited from growth of our political risk business in recent years, a line which typically provides multi-year coverage and therefore earns over a greater number of periods.

Other Insurance Related Income / Loss: During the three and nine months ended September 30, 2008, we recorded a reduction in value of $14 million and $21 million, respectively, relating to the change in fair value of our insurance derivative contract primarily attributable to longevity risk (refer to Item 1, Note 4(b) to the Consolidated Financial Statements).

UNDERWRITING EXPENSES

Loss Ratio: The table below shows the components of our net loss and loss expense ratio (“loss ratio”):

	Three months ended September 30,					Nine months ended September 30,
	2008		Change	2007		2008		Change	2007
Current year	113.3%		53.4%	59.9%		83.3%		19.1%	64.2%
Prior period development	(11.0%	)	1.0%	(12.0%	)	(12.4%	)	(0.5%)	(11.9%	)

Loss ratio	102.3%		54.4%	47.9%		70.9%		18.6%	52.3%

Current Year - Quarter:

The 53.4 ratio point increase in our quarterly loss ratio was driven by an increase in catastrophe losses this quarter, largely emanating from net losses incurred on Hurricanes Ike and Hurricane Gustav of $407 million, or 59.0 ratio points. The third quarter of 2007 included net losses incurred on Hurricane Dean of $16 million, or 2.3 ratio points.

On September 1, Hurricane Gustav made landfall on the Louisiana Gulf coast as a category 2 hurricane. The hurricane and tropical storm force winds of Hurricane Gustav as well as spin-off tornadoes caused damage in our coverage areas of Louisiana, Mississippi and Alabama. The industry losses estimated by Risk Management Solutions, a risk modeling agency, currently stand at $2.5 billion to $4.5 billion, and include wind-related damages, flood-related damages and business interruption. Our estimate of net losses from Hurricane Gustav is $52 million, of which $30 million emanates from our insurance segment and $22 million from our reinsurance segment. Our estimate was derived from a combination of the output of industry models, market share analyses, a review of in-force contracts and preliminary loss information from our clients, brokers and loss adjusters.

On September 12, Hurricane Ike made landfall on Galveston Island in the State of Texas as a category 2 hurricane causing widespread flooding and wind damage throughout the Galveston and Houston areas. Prior to making landfall, Hurricane Ike moved through offshore energy production areas in the Gulf of Mexico. The industry losses estimated by Risk Management Solutions, a risk modeling agency, currently stand at $13 billion to $21 billion, and include wind-related damages, flood-related damages and business interruption. Our estimate of net losses from Hurricane Ike is $355 million, of which $85 million emanates from our insurance segment and $270 million from our reinsurance segment. The estimate for our reinsurance segment includes $195 million of losses relating to our exposure from the Texas Windstorm Insurance Association (“TWIA”) pool. TWIA is an association which provides Texas with wind and hail coverage when it is not available in the private insurance marketplace within prescribed coastal zones. Our exposure relates to a 13% share of each of the three $500 million layers, in excess of $600 million losses to the pool. TWIA currently estimate losses on Hurricane Ike at $2.7 billion. The balance of our loss estimates were derived from a combination of the output of industry models, market share analyses, a review of in-force contracts and preliminary loss information from our clients, brokers and loss adjusters.

Industry-wide insured losses and our own loss estimates for Hurricanes Gustav and Ike are subject to change as claims continue to be reported and adjusted. Actual losses may ultimately differ materially from current loss estimates.

Current Year – Year-to-date:

The 19.1 ratio point increase in our year-to date loss ratio was driven by an increase in catastrophe losses this year, largely emanating from net losses incurred on Hurricane Ike and Hurricane Gustav of 20.1 ratio points. In addition, we experienced a higher frequency and severity of property losses in our insurance segment this year.

Our initial expected loss ratios in 2008 were generally higher than those in 2007, reflecting the impact of pricing deterioration in many of our lines of business. Offsetting this, our initial loss ratios were favorably impacted by the incorporation of more of our own historical loss experience, rather than industry benchmarks, relative to the prior year.

Prior Year Reserve Development:

Prior period development was the net favorable result of several underlying reserve developments, identified during our quarterly reserving process. The following table provides a break down of prior period development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Insurance	$41,608	$58,607	$142,294	$143,148
Reinsurance	34,663	23,585	108,832	101,828

Total	$76,271	$82,192	$251,126	$244,976

Net favorable reserve development in the three and nine months ended September 30, 2008 and 2007 was predominately generated from our short tail insurance and reinsurance lines of business, and reflected the occurrence of fewer late reported claims than we originally anticipated in our reserving process. The three and nine months ended September 30, 2008 also included favorable development from the political risk line of business of our insurance segment of $5 million and $65 million, respectively.

The current quarter also included net adverse prior period reserve development of $5 million from our professional lines business in both our insurance and reinsurance segments, the significant items of which were as follows:

•

Favorable reserve development of $29 million on our 2003 and 2004 accident year reserves. Of this amount, $20 million was generated from our insurance segment and $9 million from our reinsurance segment. The favorable development was due to the fact that we began to incorporate more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks. We believe that for these more mature accident years, for this claims-made line of business, our loss experience is sufficiently developed, and therefore more statistically reliable. As these older accident years mature further we expect to move from a blend of the Bornhuetter-Ferguson (“B-F”) and initial expected loss ratio (“IELR”) methods to using the B-F method only.

•

Adverse development of $33 million related to our accident year 2007 reserves. During the quarter, a number of large financial institutions incurred significant financial losses and, in some cases, bankruptcy precipitated by the continued deterioration in the U.S. sub-prime residential mortgage market and the ensuing dislocation in the credit markets. These market driven events triggered claims against directors and officers of these institutions as well as providers of professional services to these institutions. As part of our quarterly reserving process, we considered these market events during our analysis of our financial institutions insurance portfolio for potential loss movements, including our exposure to known notifications of potential loss, as well as analysis of accounts that may have exposure to the situation but have not yet provided notice of a claim. We also performed a similar review in our reinsurance segment, where potential exposure primarily exists within our financial institution classes. As a result, we strengthened our accident year 2007 IBNR reserves by $22 million in our insurance segment and by $11 million in our reinsurance segment.

Conditions and trends that affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to anticipate future redundancies or deficiencies based on historical experience. Prior period reserve development is discussed in more detail in our segmental sections below.

Acquisition Cost ratio: The reduction in our acquisition cost ratio in the quarter was primarily due to adjustments on prior year sliding scale ceding commissions within the professional lines business of our insurance segment. These adjustments were triggered by prior year reserve releases on our accident year 2003 and 2004 loss reserves, as discussed above.

General and Administrative ratio: Our general and administrative ratio increased 1.0 ratio points in the quarter and by 2.0 ratio points over the year to date. The increase was due to a combination of lower net premiums earned, additional headcount and higher share-based compensation costs. The increase in share-based compensation costs was primarily driven by the renewed employment contract for our CEO and a higher grant date fair value on issued awards year over year (refer to Item 1, Note 7 to the Consolidated Financial Statements). This was partially set off by a reduction in accrued incentive-based compensation as compared to the prior year, which is based on our operating results.

UNDERWRITING RESULTS – BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2008	Percentage Change	2007	2008	Percentage Change	2007
Revenues:
Gross premiums written	$402,672	(16%)	$480,729	$1,392,993	(9%)	$1,529,888
Net premiums written	235,666	(25%)	315,605	872,909	(13%)	1,004,536
Net premiums earned	293,572	(3%)	301,925	890,558	(3%)	915,102
Other insurance related (loss) income	(13,751)	nm	610	(20,073)	nm	1,737
Expenses:
Current year net losses and loss expenses	(272,185)	59%	(171,699)	(692,017)	20%	(575,760)
Prior period reserve development	41,608	(29%)	58,607	142,294	(1%)	143,148
Acquisition costs	(21,964)	(37%)	(34,721)	(84,798)	(13%)	(97,512)
General and administrative expenses	(49,361)	14%	(43,262)	(145,321)	23%	(117,952)

Underwriting (loss) income	$(22,081)	(120%)	$111,460	$90,643	(66%)	$268,763

Ratios:		Point Change			Point Change
Current year loss ratio	92.7%	35.8%	56.9%	77.7%	14.8%	62.9%
Prior period reserve development	(14.2%)	5.2%	(19.4%)	(16.0%)	(0.4%)	(15.6%)
Acquisition cost ratio	7.5%	(4.0%)	11.5%	9.6%	(1.1%)	10.7%
General and administrative ratio	16.8%	2.5%	14.3%	16.3%	3.4%	12.9%

Combined ratio	102.8%	39.5%	63.3%	87.6%	16.7%	70.9%

nm – not meaningful

Gross Premiums Written: The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2008		2007		Change	2008		2007		Change
Property	$137,417	34%	$147,033	31%	(7%)	$439,725	32%	$509,312	33%	(14%	)
Marine	41,121	10%	49,971	10%	(18%)	170,609	12%	198,046	13%	(14%	)
Terrorism	7,112	2%	11,672	2%	(39%)	30,073	2%	41,541	3%	(28%	)
Aviation	11,735	3%	14,518	3%	(19%)	37,936	3%	41,599	3%	(9%	)
Political risk	24,817	6%	71,442	15%	(65%)	145,029	11%	157,139	10%	(8%	)
Professional lines	137,553	34%	123,824	26%	11%	420,929	30%	382,521	25%	10%
Liability	42,833	11%	53,158	11%	(19%)	145,162	10%	174,268	11%	(17%	)
Other	84	0%	9,111	2%	(99%)	3,530	0%	25,462	2%	(86%	)

Total	$402,672	100%	$480,729	100%	(16%)	$1,392,993	100%	$1,529,888	100%	(9%	)

The global property and casualty insurance markets continued to be highly competitive during 2008 with surplus capacity and price deterioration remaining prevalent. Gross premiums written declined in most of our lines of business in the quarter and year-to-date reflecting declining rates for new and renewal business, as well as the non-renewal of business that did not meet our underwriting requirements. Our political risk premium also decreased this quarter reflecting the reduction in available transactions associated with a slow down in private capital flows amidst the ongoing global financial crisis. We have also decided to reserve capacity for increased pricing which we expect will prevail when liquidity returns to the marketplace.

Partially offsetting these decreases, we experienced growth in our professional lines business this year. In the quarter, this was driven by new business arising from disruptions in the financial institutions sector together with some rate increases on renewal business. Year-to-date, this line also benefited from the additional renewal rights we acquired in conjunction with our purchase of the Media Pro business at the end of the second quarter of 2007.

Ceded Premiums: Premiums ceded in the third quarter of 2008 were $167 million, or 41.5% of gross premiums written, compared with $165 million, or 34.3%, in the comparative period of 2007. For the first nine months of 2008, premiums ceded were $520 million, or 37.3% of gross premiums written, compared with $525 million, or 34.3%, in the prior year period. The increase in our ceded premium ratios in the quarter and year-to-date primarily reflect the purchase of additional quota share coverage within our casualty and professional lines business this year. In addition, the increase was also due to changes in business mix, particularly in the current quarter, where we significantly reduced our political risk premium, a line where we do not purchase reinsurance cover for.

Net Premiums Earned: The following table provides net premiums earned by line of business:

	Three months ended September 30,						Nine months ended September 30,
	2008		2007		Change		2008		2007		Change
Property	$83,841	29%	$81,075	27%	3%		$247,589	28%	$241,426	26%	3%
Marine	33,480	11%	34,780	11%	(4%	)	113,645	13%	118,258	13%	(4%	)
Terrorism	10,407	3%	13,594	5%	(23%	)	32,940	4%	47,641	5%	(31%	)
Aviation	16,945	6%	22,012	7%	(23%	)	49,672	5%	69,189	8%	(28%	)
Political risk	41,784	14%	29,009	10%	44%		108,846	12%	84,203	9%	29%
Professional lines	83,851	29%	84,925	28%	(1%	)	250,587	28%	248,975	27%	1%
Liability	21,517	7%	28,060	9%	(23%	)	77,139	9%	79,982	9%	(4%	)
Other	1,747	1%	8,470	3%	(79%	)	10,140	1%	25,428	3%	(60%	)

Total	$293,572	100%	$301,925	100%	(3%	)	$890,558	100%	$915,102	100%	(3%	)

The 3% drop in net premiums earned in the quarter and year to date has been driven by the decrease in net premiums written this year, although the rate of reduction has been less accelerated. This is largely due to growth of our political risk line of business over the last several years, which typically provides multi-year coverage, and therefore earns over a greater number of periods. We expect total net premiums earned to continue to decrease into the foreseeable future, given the level of pricing deterioration continuing to impact many of our lines.

Insurance Losses

Loss Ratio: The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2008	Point Change	2007	2008	Point Change	2007
Current year	92.7%	35.8%	56.9%	77.7%	14.8%	62.9%
Prior period reserve development	(14.2%)	5.2%	(19.4%)	(16.0%)	(0.4%)	(15.6%)

Loss ratio	78.5%	41.0%	37.5%	61.7%	14.4%	47.3%

Current Year – Quarter

The 35.8 ratio point increase in our quarterly loss ratio was driven by an increase in catastrophe losses this quarter, largely emanating from net losses incurred on Hurricanes Ike and Gustav of $115 million, or 39.2 ratio points. Losses incurred from these hurricanes were primarily generated from our property and energy lines of business in connection with property damage and business interruption claims. The third quarter of 2007 included net losses incurred from Hurricane Dean of $11 million, or 3.5 ratio points.

Current Year – Year-to-Date

The 14.8 ratio point increase in our year-to date loss ratio was driven by an increase in catastrophe losses this year, largely emanating from losses incurred on Hurricanes Ike and Gustav of 12.9 ratio points. In addition, we experienced a higher frequency and severity of property losses in the first half of this year, including mining losses in Australia and several other worldwide property risk losses.

Our initial expected loss ratios in 2008 were generally higher than those in 2007, reflecting the impact of pricing deterioration in many of our lines of business, as discussed above. Offsetting this, our initial loss ratios were favorably impacted by the incorporation of more of our own historical loss experience, rather than industry benchmarks, relative to the prior year quarter.

Prior Period Reserve Development:

We experienced net favorable prior period reserve development of $42 million in the three months ended September 30, 2008 which included the following:

•

$14 million of favorable development from our accident year 2005 energy offshore line of business. This included the favorable settlement of a large hurricane related claim against our original case reserve estimate.

•

$10 million of favorable development from our aviation lines of business, predominately from accident year 2005. The favorable development was partially due to a reduction in our aerospace reserves following an assessment of our remaining exposures. In addition, claims experience on our other aviation lines has been better than expected, particularly on our pro-rata business.

•

$5 million of favorable development from the accident year 2006 sovereign and corporate credit portion of our political risk line of business. This was partially in recognition of lower than expected incurred loss activity on this accident year and also due to a change in development profile. Following an actuarial review earlier this year, we began to use a more accelerated development profile.

•

Net adverse development of $1 million from our professional lines business. This included adverse development of $22 million from our accident year 2007 IBNR reserves offset by favorable reserve development of $21 million from accident years 2004 and prior. Refer to discussion of prior period development in the group underwriting results section for further detail.

•

The balance of favorable reserve development in the quarter was predominately from our property lines of business, largely generated from our accident year 2007 (approximately $10 million) and 2006 accident year ($5 million) reserves. This was in recognition of limited late reporting of losses as well as minimal deterioration on previously reported claims on these lines.

For the nine months ended September 30, 2008, we experienced net favorable prior period reserve development of $142 million. This included $65 million of favorable development from our political risk line of business, with the balance predominately from our accident years 2006 and 2007 property, marine and aviation lines of business.

For the three and nine months ended September 30, 2007, we experienced net favorable prior period reserve development of $59 million and $143 million, respectively. For the quarter, favorable development was predominately generated from our accident year 2006 property lines of business and hurricane impacted lines from accident year 2005. For the first nine months of 2007, net favorable development was also predominately generated from our accident year 2006 property lines.

Insurance Outlook

The insurance markets generally remain highly competitive, with surplus capacity and consequent pricing pressure continuing to prevail in virtually all lines. Pricing continues to erode in property and energy business although the rate of decline has started to decelerate. The catastrophe events in the third quarter compounded with higher frequency and severity of property losses in the first half of the year should cause an improvement in pricing in most property and energy lines of business. Terrorism continues to be under significant pricing pressure, particularly on larger premium accounts, and we expect to further reduce our participation on this business in the fourth quarter. Although aviation pricing is stabilizing it has not reached a level at which we would consider significantly increasing our involvement but we continue to monitor the market-place for the right opportunities.

In our liability business, we continue to witness increasing competitive pricing pressure within our surplus lines casualty business. In our professional lines business, there remain some pricing pressures, although we are witnessing some moderation in competition and improvement in pricing in the financial institutions classes. We believe our areas of focus in both our liability and professional lines business still contain good profit potential, but risk selection and overall execution strategy have become more critical.

The significant weakening of the world’s largest commercial insurer this quarter is expected to have a positive impact in market conditions across most of our lines of business, although it will take time for the dynamics of these changes to unfold.

REINSURANCE SEGMENT

Overview

Results in our reinsurance segment were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2008	Percentage Change		2007	2008	Percentage Change		2007
Revenues:
Gross premiums written	$322,611	18%		$274,495	$1,470,640	(1%	)	$1,487,337
Net premiums written	315,750	18%		268,297	1,454,498	(1%	)	1,474,066
Net premiums earned	396,398	3%		383,920	1,138,337	(1%	)	1,149,988
Other insurance related (loss) income	(55)	(114%	)	395	1,000	(47%	)	1,901
Expenses:
Current year net losses and loss expenses	(509,617)	114%		(238,686)	(998,038)	33%		(748,930)
Prior period reserve development	34,663	47%		23,585	108,832	7%		101,828
Acquisition costs	(68,369)	5%		(65,318)	(197,795)	1%		(196,411)
General and administrative expenses	(17,366)	10%		(15,828)	(51,813)	13%		(45,794)

Underwriting (loss) income	$(164,346)	(287%	)	$88,068	$523	(100%	)	$262,582

Ratios:		Point Change				Point Change
Current year loss ratio	128.5%	66.4%		62.1%	87.7%	22.5%		65.2%
Prior period reserve development	(8.7% )	(2.6%	)	(6.1% )	(9.6% )	(0.7%	)	(8.9% )
Acquisition cost ratio	17.2%	0.2%		17.0%	17.4%	0.3%		17.1%
General and administrative ratio	4.4%	0.3%		4.1%	4.5%	0.5%		4.0%

Combined ratio	141.4%	64.3%		77.1%	100.0%	22.6%		77.4%

Gross Premiums Written: The following tables provide gross premiums written by line of business for the periods indicated:

	Three months ended September 30,
	2008		2007		Change
Catastrophe	$115,216	36%	$76,044	28%	52%
Property	64,683	20%	55,965	20%	16%
Professional Lines	55,378	17%	54,645	20%	1%
Credit and bond	5,083	2%	6,705	2%	(24%	)
Motor	7,202	2%	5,886	2%	22%
Liability	54,659	17%	59,233	22%	(8%	)
Engineering	17,381	5%	13,578	5%	28%
Other	3,009	1%	2,439	1%	23%

Total	$322,611	100%	$274,495	100%	18%

The 18% increase in gross premiums written in the quarter was primarily due to reinstatement premiums of $29 million on our catastrophe line of business in connection with Hurricanes Ike and Gustav. Our catastrophe line of business also benefited from the renewal of a large contract this quarter, previously renewed in the second quarter of 2007.

We continued to observe modest deterioration in global market conditions this quarter which largely limited the opportunity for growth within most of our reinsurance portfolio, although we did identify certain opportunities within our property pro rata and professional lines business.

	Nine months ended September 30,
	2008		2007		Change		Excluding Foreign Exchange Impact
Catastrophe	$445,470	30%	$462,771	31%	(4%	)	(7%	)
Property	292,507	20%	281,941	19%	4%		-
Professional Lines	174,560	12%	202,131	14%	(14%	)	(14%	)
Credit and bond	148,887	10%	119,613	8%	24%		15%
Motor	99,559	7%	96,097	6%	4%		(4%	)
Liability	192,335	13%	236,135	16%	(19%	)	(20%	)
Engineering	78,500	5%	61,540	4%	28%		24%
Other	38,822	3%	27,109	2%	43%		38%

Total	$1,470,640	100%	$1,487,337	100%	(1%	)	(4%	)

Gross premiums written in our reinsurance segment in the nine months ended September 30, 2008 benefited from a weakened U.S. dollar, particularly on January 1 renewals, and most significantly against the Euro, relative to the same period in 2007. The impact of foreign exchange rate movements is highlighted in the table above. Gross premiums written otherwise decreased 4% this year, reflecting exposure reductions, and to a lesser extent, rate deterioration across several of our lines. In addition, our professional lines business was negatively impacted by premium adjustments to prior year proportional and excess of loss contracts. In the first nine months of 2008, we recorded negative premium adjustments in our professional lines business of $17 million, compared to positive adjustments of $10 million in the same period of 2007.

These premium reductions were partially offset by growth opportunities within our crop, engineering and credit and property pro rata lines of business. Our property line of business also benefited from the renewal of a significant 16-month pro rata contract in the first quarter of 2008, previously renewed in the fourth quarter of 2006, and positive adjustments to prior year business.

Net Premiums Earned: The following table shows net premiums earned by line of business:

	Three months ended September 30,						Nine months ended September 30,
	2008		2007		Change		2008		2007		Change
Catastrophe	$129,969	33%	$115,646	30%	12%		$344,127	30%	$349,431	30%	(2%	)
Property	77,318	19%	83,802	22%	(8%	)	230,018	20%	254,587	22%	(10%	)
Professional Lines	54,973	14%	60,280	16%	(9%	)	164,073	15%	187,542	16%	(13%	)
Credit and bond	35,441	9%	28,192	7%	26%		103,345	9%	79,212	7%	30%
Motor	24,089	6%	23,602	6%	2%		76,738	7%	75,866	7%	1%
Liability	48,945	12%	57,783	15%	(15%	)	149,009	13%	160,218	14%	(7%	)
Engineering	14,124	4%	7,518	2%	88%		38,478	3%	21,395	2%	80%
Other	11,539	3%	7,097	2%	63%		32,549	3%	21,737	2%	50%

Total	$396,398	100%	$383,920	100%	3%		$1,138,337	100%	$1,149,988	100%	(1%	)

The 3% increase in net premiums earned in the quarter was primarily due to an additional $21 million of catastrophe earned premium in connection with Hurricanes Ike and Gustav losses. Net premiums earned were otherwise down 2% for the quarter and 3% for the nine months primarily reflecting reductions in year to date gross premiums written. We expect total net premiums earned in our reinsurance segment to continue to decline modestly through the remainder of 2008.

Reinsurance Losses

Loss Ratio: The following table shows the components of our loss ratio:

	Three months ended September 30,						Nine months ended September 30,
	2008		Point Change		2007		2008		Point Change		2007
Current year	128.5%		66.4%		62.1%		87.7%		22.5%		65.2%
Prior period reserve development	(8.7%	)	(2.6%	)	(6.1%	)	(9.6%	)	(0.7%	)	(8.9%	)

Loss ratio	119.8%		63.8%		56.0%		78.1%		21.8%		56.3%

Current Year - Quarter

The 66.4 ratio point increase in our quarter loss ratio was driven by an increase in catastrophe losses, largely emanating from net losses incurred on Hurricanes Ike and Gustav of $292 million, or 73.7 ratio points. In comparison, the third quarter of 2007 included catastrophe losses relating to U.K flood damages, Hurricane Dean and storm activity in Midwest U.S. and Canada (6.4 ratio points).

Current Year – Year-to-Date

The 22.5 ratio point increase in our year-to-date loss ratio was driven by an increase in catastrophe and large losses. The first nine months of 2008 included losses on Hurricanes Ike and Gustav, other named U.S catastrophes, an earthquake in China and other worldwide property per risk and catastrophe losses. The aggregate impact of these losses was $347 million, or 30.5 ratio points. In comparison the first nine months of 2007 included losses from Windstorm Kyrill, flooding and storm damage in Australia and U.K and several mid-sized catastrophe events in Midwest U.S. and Canada. The aggregate impact of these losses was $100 million, or 8.7 ratio points.

Our initial expected loss ratios in 2008 were generally higher than those in 2007, reflecting the impact of pricing deterioration in many of our lines of business, as discussed above. In addition, we increased the expected loss ratios on our credit and bond and motor lines of business to reflect the increased potential for loss in the deteriorating economic environment. Offsetting this, our initial loss ratios were favorably impacted by the incorporation of more of our own historical loss experience, rather than industry benchmarks, relative to the prior year quarter.

Prior Period Reserve Development:

We experienced net favorable prior period reserve development of $35 million in the three months ended September 30, 2008 which included the following:

•	Approximately $9 million of favorable development from our accident year 2005 property lines of business, primarily in connection with the reduction of a specific hurricane related claim.

•

Net adverse development of $4 million from our professional lines business. This included adverse development of $11 million from our accident year 2007 reserves partially offset by favorable development of $8 million from our accident year 2003 and 2004 reserves. Refer to discussion of prior period development in the group underwriting results section for further detail.

•

Adverse development of $4 million on our credit and bond lines of business, predominately from accident year 2007, reflecting the increased potential for loss in the deteriorating economic environment.

•

The balance of favorable reserve development in the quarter was predominately from our property and catastrophe lines of business, largely emanating from our accident year 2007 ($23 million) and 2006 accident year ($8 million) reserves. This was in recognition of limited late reporting of losses as well as minimal deterioration on previously reported claims on these lines.

For the nine months ended September 30, 2008, we experienced net favorable reserve development of $109 million, the majority of which was generated from our accident year 2006 and 2007 property and catastrophe lines of business in recognition of lower than expected claims experience. Favorable development in this period also included reserve reductions of approximately $21 million on certain specific accident year 2005 property and catastrophe claims.

The net favorable development in the three and nine months ended September 30, 2007 was primarily related to our property and catastrophe lines from accident year 2006. For the quarter, this was driven by better than expected emergence of claims identified as part of our regular reserving process. For the nine months, the favorable development was also partly due to the removal of several event specific IBNR reserves having established that claims on these events did not develop to a sufficient level to reach our attachment points.

Reinsurance Outlook

Although reinsurance markets remain relatively disciplined compared to the primary markets, we continue to observe a moderate deterioration in market conditions across most of our lines. We have also noted a general continuation of higher cedant retentions and a reduction of limits purchased throughout 2008.

We expect the catastrophe events in the third quarter coupled with the other short tail losses throughout the year will lead to an improvement in pricing in property reinsurance lines in the U.S. reinsurance marketplace, which should have a positive impact on our January 1 portfolio of renewals. We also expect an increase in demand for wind capacity in the U.S. in 2009, including Florida where funding of the Florida Hurricane Catastrophe Fund has come under scrutiny. Pricing for wind and flood in Europe is also expected to improve following several years of steady downward pressure. Finally, we expect that the recent significant weakening of the world’s largest commercial insurer will lead to business flowing to other carriers who are likely to be more reinsurance dependant.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

The following table provides a breakdown of net investment income, net realized investment losses and average investment balances:

	Three months ended September 30,			Nine months ended September 30,
	2008	Change	2007	2008	Change	2007
Fixed maturities	$108,277	14%	$94,902	$322,168	22%	$264,902
Cash and cash equivalents	11,713	(54%)	25,280	37,138	(48%)	71,512
Other investments	(66,395)	nm	1,856	(82,925)	nm	30,523
Equities	1,201	nm	-	6,420	nm	-

Gross investment income	54,796	(55%)	122,038	282,801	(23%)	366,937
Investment expenses	(4,213)	35%	(3,130)	(9,552)	5%	(9,064)

Net investment income	50,583	(57%)	118,908	273,249	(24%)	357,873
Net realized investment losses	(89,079)	nm	(1,192)	(51,842)	nm	(5,548)

Net investment income and net realized investment losses	$(38,496)	(133%)	$117,716	$221,407	(37%)	$352,325

Average investment balances (1)

Fixed maturities	$8,571,752	15%	$7,481,849	$8,501,679	19%	$7,137,236
Cash and cash equivalents	1,329,524	(30%)	1,911,620	1,420,702	(27%)	1,949,942
Other investments	683,938	(27%)	937,979	660,794	(36%)	1,032,181
Equities	207,341	nm	-	149,618	nm	-

Total cash and investments	$10,792,555	4%	$10,331,448	$10,732,793	6%	$10,119,359

nm – not meaningful

(1) The average investment balances are calculated by taking the average of the month-end balances during the quarter and nine month periods.

Net Investment Income:

Fixed Maturities:

The increase in investment income from our fixed maturities in the quarter and year to date reflects the impact of positive operating cash flows on our average investment balances over the last year. Our annualized effective yield on fixed maturities was 4.8% for the three and nine months ended September 30, 2008, comparable with a 5.0% yield in both the three and nine months ended September 30, 2007.

Cash and Cash Equivalents:

The reduction in investment income from our cash and cash equivalents in the quarter and year to date reflects a substantial reduction in average U.S. dollar deposit rates, coupled with lower average cash balances this year. The reduction in our cash balances is largely associated with the funding of our fixed income and equity portfolios, as well as funding of share repurchases over the last year.

Other Investments:

Net investment (loss) income from other investments by category was as follows:

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Hedge funds	$(36,691)	$(2,523)	$(34,168)	$(41,159)	$17,390	$(58,549)
Credit funds	(31,320)	(15,981)	(15,339)	(56,616)	(1,845)	(54,771)
CLO- equity tranches	2,329	(1,007)	3,336	14,661	11,364	3,297
Short duration high yield fund	(713)	536	(1,249)	189	2,649	(2,460)
Life settlement contracts	-	20,831	(20,831)	-	965	(965)

Total	$(66,395)	$1,856	$(68,251)	$(82,925)	$30,523	$(113,448)

The reduction in other investment income in the quarter and year-to-date is driven by unrealized losses from our credit and hedge funds. Our hedge funds have significant exposure to equity strategies with net long positions that have been impacted by the negative returns in this sector in the quarter and year to date. The deteriorating performance of our credit funds this year has resulted from the significant declines in market prices of the securities that form the collateral of these funds. These price declines are a function of selling pressure in the bank loan market rather than credit events. Loan prices started falling in the third quarter of 2007 after the collapse of the sub-prime mortgage industry effectively shut down credit markets worldwide, forcing banks to sell loans. The impact was further magnified by de-leveraging undertaken by investors within the financial markets.

Other investment income in the third quarter of 2007 was also negatively impacted by deteriorating market conditions, although this was offset by an increase in the fair value of a life settlement contracts investment, which we sold in September 2007. The return on other investments was (8.9%) and (10.9%) for the three and nine months ended September 30, 2008. In comparison, the returns for the three and nine months ended September 30, 2007, excluding the life settlements contract, was (2.1%) and 4.8%, respectively.

Equities:

During 2008, we began funding an allocation to global equities. In addition, we purchased non-redeemable preferred stocks. The income for the quarter and year-to-date represents dividends received, net of applicable withholding taxes.

Net Realized Investment Gains/Losses:

Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return (see below) within specific guidelines, designed to minimize risk. Our fixed maturities and equity portfolios are considered available for sale and reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains/losses) when securities are sold or when “other than temporary impairments” (OTTI) are recorded on these assets. Additionally, net income is impacted (through net realized gains/losses) by changes in the fair value of investment derivatives, mainly forward contracts. Changes in unrealized appreciation and depreciation on available for sale securities are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following table provides a breakdown of our net realized investment gains/losses:

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
On sale of fixed maturities	$21,782	$(419)	$22,201	$75,318	$(3,367)	$78,685
On sale of equities	(63,073)	-	(63,073)	(62,881)	-	(62,881)
Other than temporary impairments	(49,663)	(263)	(49,400)	(65,804)	(2,100)	(63,704)
Change in fair value of investment derivatives	1,875	(510)	2,385	1,525	(81)	1,606

Net realized investment losses	$(89,079)	$(1,192)	$(87,887)	$(51,842)	$(5,548)	$(46,294)

Net realized losses on the sale of equities include losses of $60 million in connection with the sale of our Fannie Mae and Freddie Mac non-redeemable preferred equity in September 2008. These previously publicly traded government sponsored enterprises, which were leading participants in the U.S. secondary mortgage market, were negatively impacted by the housing market downturn and credit crunch that began in 2007. In September 2008, both Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. Treasury. Partially offsetting these losses, we realized gains on the sale of certain agency mortgaged-backed securities, the price of which were positively impacted by these events. Over the first nine months of 2008, we also realized gains on the repositioning of our high grade fixed income portfolio, taking advantage of dislocations in certain sectors of the fixed income markets.

The following table summarizes our OTTI charge by type of securities:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Fixed maturities:
Corporate bonds	$40,239	$-	$52,676	$-
ABS	3,943	263	7,647	2,100

	44,182	263	60,323	2,100
Equities	5,481	-	5,481	-

Total OTTI charges	$49,663	$263	$65,804	$2,100

The OTTI charge on corporate bonds this quarter included a $29 million write-down of securities held in Lehman Brothers, the global financial services firm, following its bankruptcy and sale in September 2008. The balance of OTTI charges in our corporate bond portfolio this year was spread across a number of different securities. The OTTI charges in our ABS portfolio in the quarter and year to date were on to sub-prime related securities. The OTTI charge on our equity portfolio this quarter of $5 million was due to a decline in value of one security for more than 12 consecutive months. For further information on our OTTI policy, refer to our critical accounting estimate for OTTI on page 55.

Total Return:

The following table provides a breakdown of the total return on our cash and investments:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net investment income	$50,583	$118,908	$273,249	$357,873
Net realized investments losses	(89,079)	(1,192)	(51,842)	(5,548)
(Increase) decrease in net unrealized losses	(346,479)	79,044	(525,905)	15,891

Total	$(384,975)	$196,760	$(304,498)	$368,216

Average cash and investments	$10,792,555	$10,331,448	$10,732,793	$10,119,359

Total return on average cash and investments	(3.6% )	1.9%	(2.8% )	3.6%

Our portfolio is managed to maximize total return within certain guidelines and constraints. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The decrease in our total return in the three and nine months ended September 30, 2008 compared to the comparative periods of 2007 primarily reflects an increase in unrealized losses on our fixed income and equity portfolios, as discussed further in the “Cash and Investments” section below. In addition, as discussed above, unprecedented conditions within the credit and equity markets this year led to a substantial reduction in our net investment income and increase in our realized investment losses.

BALANCE SHEET

Cash and Investments

At September 30, 2008 and December 31, 2007, total cash and investments, including accrued interest receivable and net payable for investments purchased were $10.6 billion and $10.5 billion, respectively. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high quality, diversified portfolio. In this regard, at September 30, 2008 and December 31, 2007, our investment portfolio consisted primarily of fixed maturities and cash and cash equivalents. The composition of our investment portfolio is summarized as follows:

	September 30, 2008		December 31, 2007
U.S. government and agency	$1,268,235	12%	$1,058,926	10%
Non U.S. government	296,772	3%	280,577	3%
Corporate debt	2,130,215	20%	2,149,666	21%
Mortgage-backed	3,546,324	33%	3,482,215	33%
Asset-backed	408,203	4%	532,780	5%
Municipals	799,871	7%	827,502	8%

Total Fixed Maturities	8,449,620	79%	8,331,666	80%
Total Equities	129,220	1%	7,746	0%
Cash at investment managers, net of unsettled trades	387,255	4%	572,897	5%

Total Invested Assets	8,966,095	84%	8,912,309	85%
Other cash and cash equivalents	968,019	9%	846,380	8%

Total Cash, Fixed Maturities and Equities	$9,934,114	93%	$9,758,689	93%
Other investments	636,304	6%	638,241	6%
Accrued interest receivable	74,693	1%	87,338	1%

Total Cash and Investments	$10,645,111	100%	$10,484,268	100%

Fixed Maturities:

At September 30, 2008 and December 31, 2007, 78% and 79%, respectively, of our fixed maturities were rated AA- or better, with an overall weighted average rating of AA+, based on ratings assigned by Standard & Poor’s. At September 30, 2008 and December 31, 2007, we did not have an aggregate exposure to any single issuer of 10% or more of shareholders’ equity, other than in respect to U.S. government and agency securities.

At September 30, 2008 and December 31, 2007, our invested assets had an approximate average duration of 2.9 years and 2.7 years, respectively. When incorporating our other cash and cash equivalents into this calculation, the average duration at September 30, 2008 and December 31, 2007, is reduced to 2.5 years, respectively.

The amortized cost and fair values of our fixed maturities and equities were as follows:

At September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and agency	$1,270,970	$5,758	$(8,493)	$1,268,235
Non-U.S. government	310,723	4,454	(18,405)	296,772
Corporate debt	2,414,922	3,017	(287,724)	2,130,215
Mortgage-backed	3,675,004	13,634	(142,314)	3,546,324
Asset-backed	435,321	129	(27,247)	408,203
Municipals	804,781	1,298	(6,208)	799,871

Total fixed maturities	8,911,721	28,290	(490,391)	8,449,620

Equities:
Common stock	134,184	825	(26,871)	108,138
Preferred stock	31,395	-	(10,313)	21,082

Total equities	165,579	825	(37,184)	129,220

Total fixed maturities and equities	$9,077,300	$29,115	$(527,575)	$8,578,840

At December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and agency	$1,032,441	$26,672	$(187)	$1,058,926
Non-U.S. government	264,109	20,712	(4,244)	280,577
Corporate debt	2,174,333	36,020	(60,687)	2,149,666
Mortgage-backed	3,467,573	29,946	(15,304)	3,482,215
Asset-backed	539,125	1,800	(8,145)	532,780
Municipals	823,947	3,792	(237)	827,502

Total fixed maturities	8,301,528	118,942	(88,804)	8,331,666

Equities:
Common stock	10,850	-	(3,104)	7,746

Total equities	10,850	-	(3,104)	7,746

Total fixed maturities and equities	$8,312,378	$118,942	$(91,908)	$8,339,412

The $526 million increase in net unrealized losses in the first nine months of 2008 was primarily related to corporate and non agency-backed mortgage-backed securities predominately due to a widening of credit spreads in these sectors during the year.

The following table summarizes the fair value of our asset-backed securities (“ABS”) by rating and class at September 30, 2008:

	AAA	AA	A	BBB	BB	Total
Auto	$126,285	$11,527	$—	$411	$—	$138,223
Credit card	112,577	—	—	—	—	112,577
CLO (a)	—	—	36,382	8,594	—	44,976
Home equity	33,901	1,649	—	280	4,789	40,619
CDO (b)	5,678	312	2,464	363	—	8,817
Equipment	5,872	—	—	—	—	5,872
Other	57,119	—	—	—	—	57,119

Total	$341,432	$13,488	$38,846	$9,648	$4,789	$408,203

(a) Collateralized loan obligation - debt tranche securities

(b) Collateralized debt obligation

The following tables summarize the fair value of our mortgage-backed securities (“MBS”) by rating and class at September 30, 2008:

	Agency (a)	AAA	AA and below	Total
Residential	$2,204,301	$466,531	$8,639	$2,679,471
Commercial	9,315	837,780	19,758	866,853

Total	$2,213,616	$1,304,311	$28,397	$3,546,324

(a) These represent securities backed by U.S. Government sponsored agencies.

Our mortgage-backed portfolio is supported by loans that are diversified across economic sectors and geographical areas.

Equity Securities:

During 2008 we began funding an allocation to global equities. At September 30, 2008 we held $108 million and $21 million of common and non- redeemable preferred stocks, respectively. At September 30, 2008 there were net unrealized losses of $37 million on our equity portfolio that were largely consistent with the decline in global markets in that period.

Other Investments:

The composition of our other investment portfolio is summarized as follows:

	September 30, 2008		December 31, 2007
Hedge funds	$284,613	45%	$277,757	44%
Credit funds	194,264	30%	194,241	30%
CLO - equity tranches	111,590	18%	120,596	19%
Short duration high yield fund	45,837	7%	45,647	7%

Total other investments	$636,304	100%	$638,241	100%

The increase in our hedge funds and credit funds in the first nine months of 2008 reflect net subscriptions of $48 million and $57 million respectively, offset by the negative performance of these funds during the period. Refer to ‘Net Investment Income and Net Realized Investment Gains’ above.

Sub-prime and Alternative-A securities:

Beginning in 2007, delinquencies and losses with respect to U.S. residential mortgage loans increased, particularly in the sub-prime sector. We define sub-prime related risk as any security that is backed by or contains sub-prime collateral even if that sub-prime component is incidental. We do not invest directly in sub-prime loans nor do we have any direct sub-prime investment commitments. Our exposure to the sub-prime sector within our fixed maturities relates to the collateral in our MBS and ABS. We also have exposure to Alternative-A mortgages which are considered to present more risk than prime but less risk than sub-prime.

The following tables summarize our exposure to these investments within our direct investment portfolio at September 30, 2008 and December 31, 2007, including net realized investment losses and impairments recorded in 2008 and year ended December 31, 2007, respectively:

At September 30, 2008	Holdings at Fair Value	% of Total Shareholders’ Equity	Net Unrealized Gain/(Loss)	Realized Losses and Impairments
Sub-prime Agency MBS	$1,379	0.03%	$(4)	$-
Sub-prime Non-Agency MBS	1,259	0.03%	(60)	-
Sub-prime ABS	33,803	0.73%	(5,684)	(7,647)

Total Sub-prime	36,441	0.79%	(5,748)	(7,647)

Alternative-A Agency MBS	478	0.01%	(20)	-
Alternative-A Non-Agency MBS	117,340	2.55%	(19,943)	-
Alternative-A ABS	6,952	0.15%	(1,101)	-

Total Alternative-A	124,770	2.71%	(21,064)	-

Total Sub-prime and Alternative-A	$161,211	3.50%	$(26,812)	$(7,647)

At December 31, 2007	Holdings at Fair Value	% of Total Shareholders’ Equity	Net Unrealized Gain/(Loss)	Realized Losses and Impairments
Sub-prime Agency MBS	$26,398	0.51%	$38	$-
Sub-prime Non-Agency MBS	1,892	0.04%	(26)	-
Sub-prime ABS	47,874	0.93%	(3,456)	(427)

Total Sub-prime	76,164	1.48%	(3,444)	(427)

Alternative-A Agency MBS	604	0.01%	1	-
Alternative-A Non-Agency MBS	127,845	2.48%	56	(730)
Alternative-A ABS	6,611	0.13%	(283)	-

Total Alternative-A	135,060	2.62%	(226)	(730)

Total Sub-prime and Alternative-A	$211,224	4.10%	$(3,670)	$(1,157)

At September 30, 2008, 94% of our investment in this sector were rated Agency or AAA (December 31, 2007: 98%). The duration and weighted average life of our sub-prime investments at September 30, 2008 was 1.1 years and 2.1 years, respectively, compared to 1.6 years and 2.4 years, respectively, at December 31, 2007. At September 30, 2008, 58% of our sub-prime securities originated in 2006 and 2007, compared to 73% at December 31, 2007. At September 30, 2008 and December 31, 2007, 12% of our Alternative-A securities originated in 2006 and 2007.

With respect to the balance of our investment portfolio, our exposure to credit risk is broadly diversified by industry, issuer concentration and geography through our investments in high grade fixed maturities and other investments. As discussed above, our credit and hedge funds have experienced significant price declines during 2008, in line with the financial markets. All securities are reviewed as part of our ongoing other-than-temporary-impairment monitoring process. We continue to monitor our exposures, and to the extent market disruptions continue, our financial position may be negatively impacted.

Securities Lending:

As of September 30, 2008, we had outstanding security lending agreements approximating $711 million. The proceeds from these agreements are primarily invested in cash and cash equivalents rated A-1/P-1 and AAA rated short-term securities. As a response to current market conditions, we are currently winding down this lending program to further reduce our risk profile.

Reserve for loss and loss expenses/ Reinsurance recoverable balances

The following table shows our net loss reserves segregated by case reserves and IBNR at September 30, 2008 and December 31, 2007:

	2008			2007
	Gross	Ceded	Net	Gross	Ceded	Net
Case Reserves	$2,018,022	$522,245	$1,495,777	$1,697,385	$480,354	$1,217,031
IBNR	4,388,182	950,926	3,437,256	3,889,926	876,539	3,013,387

Total	$6,406,204	$1,473,171	$4,933,033	$5,587,311	$1,356,893	$4,230,418

Refer to Item 1, Note 5 to the Consolidated Financial Statements for a roll forward of our loss reserves in the year. At September 30, 2008, we had gross and net loss reserves relating to Hurricanes Ike and Gustav of $405 million and $339 million, respectively.

Of the reinsurance recoverable balances, 94% were due from reinsurers rated the equivalent of A- or better by internationally recognized rating agencies. At September 30, 2008, the top ten reinsurers accounted for 69% (2007: 62%) of reinsurance balances recoverable (net of recoverable), one of which accounted for 17% (2007: 16%) of this balance. Of the 69%, 43 percentage points are with reinsurers rated A+ or better, with the remainder rated A, by A.M Best. At September 30, 2008 and December 31, 2007, the provision for uncollectible reinsurance was $34 million.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet short-term and long-term cash requirements of its business operations. As a holding company, AXIS Capital has no substantial operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend primarily upon the availability of dividends or other statutorily permissible payments from its subsidiaries. During the nine months ended September 30, 2008, we were able to meet all our obligations, including the payment of dividends declared on Common Shares and Preferred Shares with our net cash flows from operations and dividends received.

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through the foreseeable future. To further ensure the sufficiency of funds to settle unforeseen claims, we maintain a highly liquid investment portfolio. Despite increasing market illiquidity persisting throughout the U.S. and other financial markets this year, this has had minimal impact on the liquidity of our own investment portfolio, which includes over $4.8 billion cash and cash equivalents, and U.S. government and agency backed securities. We actively manage and monitor the liquidity and asset duration of our investment portfolio to match the anticipated cash flows of our re/insurance liabilities and to ensure compliance with our various risk management tolerances.

In addition, our business is supported by a $1.5 billion credit facility, the terms of which provide for direct borrowing up to $500 million. This facility expires in August 2010. As of September 30, 2008, there was no debt outstanding under this facility and we were in compliance with all covenants. We had letters of credit outstanding of $292 million at September 30, 2008 (2007: $306 million). Refer to Item 8, Note 9 (b) of the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007, for further information on this credit facility.

On March 11, 2008, we filed an unallocated universal shelf registration statement with the SEC, which became effective upon filing. Pursuant to the shelf registration, we may issue an unlimited amount of equity, debt, trust preferred securities, warrants, purchase contracts or a combination of those securities. Our ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any proposed offering.

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

As part of our long-term strategy, we continue to actively manage capital resources to support our operations throughout the re/insurance cycle for the benefit of our shareholders, subject to maintaining strong ratings from the major rating agencies and the ability to pay claims as they arise. Generally, we seek to increase capital when our current capital position is not sufficient to support the volume of attractive business opportunities available. Conversely, we seek to reduce capital, through the payment of dividends or share repurchases, when available business opportunities are insufficient to fully utilize our capital at adequate returns.

The following table summarizes our consolidated capital position:

	September 30, 2008	December 31 2007
Long-term debt	$499,342	$499,261

Preferred shares	500,000	500,000
Common equity	4,101,190	4,658,622

Shareholders’ equity	4,601,190	5,158,622

Total capitalization	$5,100,532	$5,657,883

Ratio of debt to total capitalization	9.8%	8.8%
.

At September 30, 2008, our common equity was $4.1 billion compared to $4.7 billion at December 31, 2007. The following is a summarized reconciliation of those balances:

Common equity - December 31, 2007	$4,658,622
Net income	247,299
Share repurchases	(240,997)
Change in accumulated other comprehensive income	(518,365)
Common share dividends	(91,056)
Preferred share dividends	(27,656)
Share-based compensation and other	73,343

Common equity - September 30, 2008	$4,101,190

During the first nine months of 2008, we repurchased $241 million of our common shares, of which $233 million was made under our share repurchase plan, with the remaining $8 million repurchase to satisfy employee’s tax liabilities upon the vesting of restricted stock. The change in accumulated other comprehensive income largely relates to the movement in unrealized losses associated with our fixed maturities and equity securities.

For more information refer to ‘Liquidity and Capital Resources’ included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

COMMITMENTS AND CONTINGENCIES

There have been no other material changes in our commitments or contingencies since December 31, 2007. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2007.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, which include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our Consolidated Financial Statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2007 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Premiums

Additionally, the current turmoil affecting the credit and equity markets has made the determination of fair value for certain financial instruments more challenging due to the lack of active, liquid, and orderly transactions. Further, due to the dramatic volatility in the financial markets, many securities have declined in value significantly below their amortized cost (cost for equities) in a short period of time. The determination of whether this decline is other-than -temporary is inherently judgmental. Accordingly, we have included the fair value measurement of financial instruments and the other-than-temporary impairments (OTTI) provisions as critical accounting estimates. The following provides a more detailed discussion on these two new critical accounting estimates.

Fair Value Measurements

On January 1, 2008, we adopted FAS 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. Further, on October 10, 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which provides further clarification on fair value measurement for financial assets in inactive markets. Refer to Note 1 of our Consolidated Financial Statements for a further discussion on these new accounting pronouncements.

The following is a summary of valuation methodologies we used to measure our financial instruments.

Fixed Maturities

We use quoted market values and other relevant observable market data provided by independent pricing sources as inputs into our process for estimating fair values of our fixed maturities. The pricing sources are primarily nationally recognized pricing services and broker-dealers.

Pricing Services

At September 30, 2008, pricing for approximately 80% of our total fixed maturities was based on prices provided by nationally recognized independent pricing services (62% index providers and 18% pricing vendors). Generally, pricing services provide pricing for less-complex, liquid securities based on market quotations in active markets. For fixed maturities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At September 30, 2008, we have not adjusted any pricing provided by independent pricing services (see Management Pricing Validation below) and have classified all such securities as Level 2.

Broker-Dealers

Generally, we obtain quotes directly from broker-dealers who are active in the corresponding markets when prices are unavailable from independent pricing services. This may also be the case if the pricing from these pricing services is not reflective of current market levels, as detected by our pricing control tolerance procedures. At September 30, 2008, approximately 10% of our fixed maturities were priced by broker-dealers. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker-dealers are all non-binding.

Given the severe credit market dislocation experienced in September 2008, it has been more challenging for broker-dealers to observe actual trades due to the lack of liquid and active secondary markets. The market illiquidity has been evidenced by a significant decrease in the volume of trades relative to historical levels and the significant widening of the bid-ask spread in the brokered markets, in particular for our sub-prime and Alt-A ABS securities. Such securities accounted for less than 2% of our total fixed maturity portfolio. To price these securities, although thinly traded, the broker-dealers may consider both pricing from recent limited trades (market approach) and discounted cash flows (income approach) using significant observable market inputs. The evaluation of whether or not actual transactions in the current financial markets represent distressed sales requires significant management judgment. We do not believe quotes received from broker-dealers reflect distressed transactions that would warrant an adjustment to fair value based on obtaining sufficient relevant observable market data to corroborate these quotes (see Management Pricing Validation below).

At September 30, 2008, we have not adjusted any pricing provided by broker-dealers and have classified all securities as Level 2.

Other Pricing Sources

For certain securities within our corporate bond portfolio such as medium-term notes, we use prices provided by independent administrators which are marked to market daily. Pricing is based on the mid point of the bid-ask quotes, where available; otherwise it is obtained from a sample of non-binding quotes from broker-dealers in active markets. For medium- term notes, we have full transparency with respect to their underlying securities, and therefore we can corroborate the pricing received with relevant observable market data. Accordingly, these securities were also classified as Level 2.

Management Pricing Validation

As management is ultimately responsible for determining the fair value measurements for all securities, we validate prices received by comparing the fair value estimates to our knowledge of the current markets. We challenge any prices we believe may not be representative of fair value. Our review process includes, but is not limited to: (i) a review of the pricing methodologies and valuation models used by outside parties to measure fair value; (ii) quantitative analysis and attribution analysis; and (iii) selection of randomly purchased or sold securities and compare the executed prices to the fair value estimates provided by the independent pricing sources and broker-dealers.

Equity Securities

The fair values for equity securities are based on closing exchange prices provided by independent pricing sources and accordingly we have classified all our equity securities within Level 1.

Other Investments

For hedge and credit funds, we measure fair value by obtaining the most recently published net asset value as advised by our external fund manager or third party administrator, which involves limited management judgment. The financial statements of each fund generally are audited annually, using fair value measurement for the underlying investments. In addition to reviewing these audited financial statements, we regularly review fund performance directly with the fund managers and perform qualitative analysis to corroborate the reasonabless of the published net asset values. Certain of these funds have lock-up and other redemption provisions which limit our ability to liquidate these funds in the short term. As these provisions are common in the investment industry, we do not believe a market participant would apply a significant discount, if any, to the published net asset value and accordingly we have not reflected such adjustment in the fair value of these funds. We have classified the hedge and credit funds as Level 3 within the fair value hierarchy as for most of these funds we do not have full access to the underlying investment holdings to enable us to corroborate the fair value measurement used by the fund managers. For the three and nine months ended September 30, 2008, we incurred a $68 million and $98 million of realized and unrealized losses, respectively, in fair value on these funds due to market conditions as previously noted. These unrealized losses were included in our net investment income.

We also invested in equity tranche CLO securities (also known as “cash flow CLOs” in the industry). For these securities, the initial purchase price is amortized over the expected life of the equity tranche CLO investment with interest income being recognized using the effective yield method. At the end of each reporting period, we review the performance of the overall CLO structure and make an adjustment to the carrying value if the expected performance does not reflect current actual cash flows. Due to the current technical imbalances and illiquidity throughout the credit markets, equity tranche CLOs were thinly traded in the secondary markets at September 30, 2008. The limited number of cash flow CLO trades that we observed at or near September 30, 2008, were not similar to our CLOs, and therefore, these trades were not relevant observable secondary market data. As a result, we continue to rely on the use of management’s internal assumptions on expected future cash flows and the effective yield to discount these cash flows. The significant assumptions used in calculating the effective yield are default and recovery rates, collateral spreads, and prepayments. Of these assumptions, the default rate is the most sensitive input. The current market default rates are lower than the average default rates used in our models; however, we currently believe that a market participant would adjust the current default rates to our assumed average default rates over the life of our CLOs. Due to the use of significant unobservable inputs in our valuation models for our equity tranche CLOs, we have classified these securities as Level 3.

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

We classified our insurance derivative contract with longevity risk exposure within Level 3 as the inputs used in our valuation model include significant unobservable inputs. The most significant unobservable input used in this model is the margin that a market participant would require for insuring a $400 million note collateralized by a portfolio of life settlements comprising less than 200 insured individuals. We exercised significant judgment in determining the fair value for this insurance derivative contract. For more details, refer to Item 8, Note 8(c) of the Consolidated Financial Statements included in our Annual Report on Form 10K for the year ended December 31, 2007.

Refer to Item 1, Note 4(a) of the Consolidated Financial Statements for summary of all of our financial assets and liabilities measured at fair value at September 30, 2008 by FAS 157 hierarchy.

Other-Than-Temporary Impairments (OTTI)

As noted above, the significant disruptions in the global capital markets have led to significant declines in the fair value of many investment securities. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and Statement of Position 115-1/124-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments, we review quarterly whether a decline in the fair values of our available-for-sale (AFS) securities below their amortized costs is other-than-temporarily impaired. The OTTI assessment is inherently judgmental, especially where securities have experienced severe declines in fair value in a short period.

The evaluation of whether a security is impaired is a quantitative and qualitative process. The qualitative factors we consider on whether the decline in fair value is other-than-temporary include:

•	Our ability and intent to hold the security for a period of time sufficient to allow for an anticipated recovery in value.

•	The length of time and extent to which the fair value has been less than amortized cost for fixed maturities or cost for equity securities.

•

The financial condition, near-term and long-term prospects for the issuer of the security, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices.

The following provides further details regarding our OTTI process for fixed maturities and equity securities.

Fixed Maturities

In addition to performing a review by sector and industry for fixed maturities that are currently valued at lower than our cost, we have established predetermined parameters for identifying potential impaired securities for further qualitative analysis (as noted above). One such trigger event is when a debt security’s fair value is 20% less than its amortized cost for nine consecutive months. Our OTTI review process for credit risk excludes all fixed maturities guaranteed by the U.S. government and its agencies because we anticipate these securities will not be settled below amortized costs. We conclude that a fixed maturity security is other-than-temporarily impaired if it is probable that we will not be able to collect all amounts due under the security’s contractual terms or where we do not have the intent to hold the security until its recovery, which could be at its maturity.

Further, in accordance with Emerging Task Force Issue (EITF) 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continued to Be Held by a Transferor in Securitized Financial Assets, for certain securitized financial assets with contractual cash flows (including ABS and MBS) we update quarterly our best estimate of cash flows over the life of the security. This excludes high credit quality securities (e.g. rated AA or better, or guaranteed by the U.S. government) and securities that can be settled in such a way that we would not recover substantially all of the initial cost. If we determine that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then we recognize an OTTI charge. The estimated future cash flows require significant management judgment as we must use the best estimate of cash flows that a market participant would use in determining the current fair value of the securitized financial asset; specifically, the timing and amount of cash flows and the discount rate.

Equities

In addition to the qualitative review process, as noted above, we have established predetermined parameters for identifying potential impaired equity securities based on the severity of the decline in value and the duration of the loss. One parameter we use is when an equity security’s fair value is 20% less than its cost for twelve consecutive months. As an equity security does not have a maturity date, the forecasted recovery is inherently more judgmental than for a fixed maturity. We recognize an OTTI charge for an equity security when we will not recover its cost over the forecasted recovery period or do not intend to hold the security until the forecasted recovery.

Sales of Temporarily Impaired Invested Assets

From time to time, we may sell AFS securities subsequent to the balance sheet that were considered temporarily impaired at the balance sheet date. This may occur due to events occurring subsequent to the balance sheet date that result in a change in our intent or ability to hold a security. Such subsequent events that may result in a sale include significant deterioration in the financial condition of the issuer, significant unforeseen changes in our liquidity needs, or changes in tax laws or the regulatory environment.

OTTI Charge

When we determine that an AFS security is other-than-temporarily impaired, the security is written down to fair value, and the amount of the impairment is included in net realized investment gains/losses in our Consolidated Statements of Operations. The fair value then becomes the new cost basis of the security as if the security has been purchased on the measurement date of the OTTI. Subsequent to the recognition of an OTTI charge for a debt security, the yield is reset based on the adjusted amortized cost, which generally results in a higher yield to maturity and higher net investment income in subsequent periods. For an impaired equity security, its subsequent recovery in fair value is recognized in earnings only at disposition.

Sensitivity Analysis

The determination of an OTTI for a security is inherently judgmental, even more so during the current turmoil in the financial markets. In September and October 2008, we have witnessed unprecedented global government actions to stabilize the financial markets and restore credit availability, liquidity and confidence. Although these actions are promising to stimulate inter-bank lending and the commercial paper markets in order to bring an end to the current credit crisis, there is no assurance that the above actions will be effective. Accordingly, should the current credit crisis prevail for several more months, it is reasonably likely that some of the current unrealized loss position on our AFS investments will become an OTTI charge in future periods, which could be material to our future earnings. However, this will not have an impact on our book value as the unrealized losses are currently recorded as a reduction to our shareholders’ equity.

The following table summarizes all of our AFS fixed maturities and equity securities for which fair value is less than 80% of amortized cost (cost for equities) at September, 30, 2008, the gross unrealized investment loss by length of time of those securities have continuously been in an unrealized loss position (in millions):

	Periods For Which Fair Value Is Less Than 80% of Amortized Cost
	Less than 3 months	3 months and less than 6 months	6 months and less than 9 months	Greater than 9 months	Total
Fixed maturities	$182,109	$7,712	$22,636	$-	$212,457
Equities	25,912	5,026	-	-	30,938

Total	$208,021	$12,738	$22,636	$-	$243,395

Generally, the above unrealized loss aging table provides an indication of potential future OTTI charges if there is no significant improvement in the financial markets and we no longer have the intent and ability to hold the temporary impaired securities until the anticipated recovery. See above “Sales of Temporarily Impaired Invested Assets”.

At September 30, 2008, our total gross unrealized loss on our AFS investments was $528 million. Because the decline in these securities is predominantly attributable to widening in credit spreads due to unprecedented market illiquidity during the quarter and given our current financial position (as noted in Liquidity and Capital Resources), we have the ability and intent to hold these securities until a recovery of fair value to amortized cost.

NEW ACCOUNTING STANDARDS

See Item 1, Note 1 to the Consolidated Financial Statements for a discussion of new accounting standards we have recently adopted and recently issued accounting pronouncements we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2008, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our Balance Sheets include a substantial amount of assets and to a lesser extent liabilities whose fair values are subject to market risks. Market risk represents the potential for an economic loss due to adverse changes in the fair value of a financial instrument. Our most significant market risks are primarily associated with changes in interest rates, equity prices and foreign currency exchange rates. The following provides a sensitivity analysis on the potential effects that these market risk exposures could have on the future earnings, fair values or cash flows of our material financial instruments.

INTEREST RATE RISK

Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturities and non-redeemable preferred stocks. As interest rates rise, the market value of these financial instruments fall, and the converse is also true. In a declining interest rate environment, it includes prepayment risk on our MBS and ABS. Prepayment risk results from potential accelerated principal payments that shorten the average life, and therefore the expected yield of the security. At September 30, 2008, the impact on our fixed maturities and non-redeemable preferred stocks from a hypothetical case of an immediate 100 basis point increase in global bond rates would have resulted in an estimated decrease in market value of 3.2%, or approximately $270 million, on a pre-tax basis. The hypothetical change in interest rate risk does not reflect what could be deemed the worst case scenario.

We manage interest rate risk by selecting investments with durations, yields, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Refer to ‘Cash and Investments’ section above, for a discussion of target and actual durations on our investment portfolios.

EQUITY PRICE RISK

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with the MFCI World Free index and changes in that index would approximate the impact on our portfolio. The fair value of our equity securities at September 30, 2008 was $129 million. The impact of a 20 percent decline in the overall market prices of our equity exposures is $26 million, on a pre-tax basis.

FOREIGN CURRENCY RISK

Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of non-U.S. currencies. As our reporting currency is the U.S. dollar, fluctuations in foreign currency exchange rates will have a direct impact on the valuation of our assets and liabilities denominated in local currencies. All changes in foreign exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale (see below), are recognized currently in foreign exchange gains (losses) in our Consolidated Statements of Operations.

For our underwriting operations, our foreign currency policy is to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts and currency options. At September 30, 2008, our underwriting operations had notional exposure of $63 million related to foreign currency forward and option contracts.

Regarding our investment operations, we are exposed to currency fluctuations through our investments in non-U.S. dollar fixed maturities. At September 30, 2008, our combined investment denominated in foreign currencies was $899 million. We may enter into foreign currency forward contracts to enhance our investment returns or hedge the foreign currency risk of the non-U.S. dollar fixed maturities. Except under hedge accounting treatment, the unrealized foreign exchange gains (losses) arising from non-U.S. dollar fixed maturities classified as available-for-sale are recorded in accumulated other comprehensive income in our shareholders’ equity. If fair value hedge accounting treatment is appropriate, the unrealized gains (losses) are transferred from accumulated other comprehensive income to net realized investment gains (losses), offsetting the unrealized gains (losses) of the currency derivatives. At September 30, 2008, our investing operations had notional exposure of $541 million related to foreign currency forward and option contracts.

The table below provides a summary of our net foreign currency risk exposure at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Net assets denominated in foreign currencies, excluding derivatives	$658,494	$862,664
Total currency derivative amount	(604,512)	3,917

Net foreign currency exposure	53,982	866,581

As a percentage of total shareholders’ equity	1%	17%
Pre-tax impact on equity of hypothetical 10% movement of the U.S. dollar (1)	$4,907	$78,424

(1) Assumes 10% change in U.S. dollar relative to the other currencies.

VALUE AT RISK

Value at Risk: Our management uses Value-at-Risk (“VaR”) as one of its tools to measure potential losses in the fair values of our cash and investments. The VaR calculation is calculated using a Monte Carlo simulation to project many different prices of fixed income securities, derivatives and currencies taking into account, among other things, the volatility and the correlation between security price changes over various forecast horizons. The VaR of our cash and investments at September 30, 2008 was approximately $454 million, or 4.3%, compared to $276 million, or 2.6% at December 31, 2007, which represents the potential loss in fair value of our cash and investments over a one year time horizon within a 95% confidence level. The increase in our VaR was primarily related to increased market volatilities across substantially all asset classes that our investment portfolio is exposed to. The VaR computation is a risk analysis tool and does not purport to represent actual losses in fair value. We cannot predict actual future movements in market rates and do not present these results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position. During 2008, actual changes in fair value did not exceed the VaR amount after inclusion of net investment income.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008. Based upon that evaluation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during each month in the first nine months of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (b)
January 1-31, 2008	117,189	$40.12	-	$494.9 million
February 1-29, 2008	-	-	-	$494.9 million
March 1-31, 2008	2,050	$36.87	-	$494.9 million
April 1-30, 2008	46,695	$35.28	-	$494.9 million
May 1-31, 2008	4,602,942	$34.95	4,567,795	$335.2 million
June 1-30, 2008	441,400	$35.01	441,400	$319.7 million
July 1-31, 2008	-	-	-	$319.7 million
August 1-31, 2008	849,100	$32.93	849,100	$291.7 million
September 1-30, 2008	926,091	$32.65	924,400	$261.6 million
Total	6,985,467		6,782,695	$261.6 million

(a)	Share repurchases relating to withhold to cover tax liabilities upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On December 7, 2006, our Board of Directors authorized a renewal of our share repurchase plan with the authorization to repurchase up to $400 million of our common shares to be effected from time to time in the open market or privately negotiated transactions. This repurchase plan will expire on December 31, 2008. On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares. This repurchase plan is authorized to continue until December 31, 2009.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Appendix B to the Definitive Proxy Statement for the 2007 Annual General Meeting of Shareholders filed on March 28, 2007).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	Amendment No. 2 to Amended and Restated Service Agreement by and between AXIS Specialty Limited and Michael A. Butt dated September 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2008).

10.2	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated September 19, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2008

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)