Form 10-K
period 2008-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2009-02-25
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was approximately $3.8 billion.

At February 19, 2009, there were 141,804,212 common shares ($0.0125 par value per share) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 6, 2009 are incorporated by reference in Part III of this Form 10-K.

AXIS CAPITAL HOLDINGS LIMITED

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend.” Forward-looking statements contained in this report may include information regarding our estimates of losses related to catastrophes and other large losses, including Hurricanes Ike and Gustav, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity prices, credit spreads and foreign currency rates. Forward-looking statements only reflect our expectations and are not guarantees of performance.

These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the failure of our cedants to adequately evaluate risks,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business,

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values, and

•	the other matters set forth under Item 1A, “Risk Factors” included in this report.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM  1. BUSINESS

As used in this report, references to “we,” “us,” “our” or the “Company” refer to the consolidated operations of AXIS Capital Holdings Limited (“AXIS Capital”) and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited (“AXIS Specialty Bermuda”), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Europe Limited (“AXIS Specialty Europe”), AXIS Specialty London, AXIS Specialty Australia, AXIS Specialty Insurance Company (“AXIS Specialty U.S.”), AXIS Re Limited (“AXIS Re Ltd.”), AXIS Reinsurance Company (“AXIS Re U.S.”), AXIS Reinsurance Company (Canadian Branch), AXIS Surplus Insurance Company (“AXIS Surplus”), AXIS Insurance Company (“AXIS Insurance Co.”) and AXIS Re Europe, unless the context suggests otherwise. Tabular dollars are in thousands. Amounts in tables may not reconcile due to rounding differences.

GENERAL

AXIS Capital is the Bermuda-based holding company for the AXIS Group of Companies. AXIS Capital was incorporated on December 9, 2002. AXIS Specialty Bermuda commenced operations on November 20, 2001. AXIS Specialty Bermuda and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer consummated on December 31, 2002. Through our various operating subsidiaries and branches, we provide a broad range of insurance and reinsurance products to insureds and reinsureds worldwide operations with primary locations in Bermuda, the United States and Europe. Our business consists of two distinct global underwriting platforms, AXIS Insurance and AXIS Re.

During 2007, we purchased the assets of the Media Professional Division (“Media Pro”) of MPI Insurance Agency, Inc., an Aon Group, Inc. subsidiary. Media Pro was a full-service managing general underwriter with operations in the U.S., Canada and the U.K. We were the exclusive carrier for several of Media Pro’s programs for the prior two years, and this purchase gave us the renewal rights to their broader professional lines portfolio.

During 2008, as part of our long-term strategy of global expansion, we established new underwriting branches in Singapore, Australia and Canada.

In January 2009, we purchased Dexta Corporation Pty Ltd (“Dexta”), an underwriting agency in Australia. Since 2005, we have been providing professional indemnity, directors and officers liability and information technology liability insurance coverages as a direct offshore foreign insurer in Australia through Dexta. Effective January 1, 2009, the insurance coverages previously underwritten through Dexta are underwritten directly by AXIS Specialty Australia.

OUR BUSINESS STRATEGY

Our long-term business strategy focuses on utilizing our management’s extensive expertise, experience and long-standing market relationships to identify and underwrite attractively priced risks while delivering insurance and reinsurance solutions to our customers. Our underwriters worldwide are focused on constructing a portfolio of risks that effectively utilizes our capital while optimizing the risk-reward characteristics of the portfolio. We exercise disciplined underwriting practices and manage a diverse book of business while seeking to maximize our profitability and generate superior returns on equity. To afford ourselves ample opportunity to construct a portfolio diversified by product and geography that meets our profitability and return objectives, we have implemented organic growth strategies in key markets worldwide.

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

Our near-term strategies conform to our long-term objectives but also reflect changes and opportunities within the global market place. The following is an overview of the insurance and reinsurance market since our first full year of operations in 2002, together with a discussion as to how we have evolved during this period. The following table shows gross premiums written in each of our segments over the last five years:

Year ended December 31,	2008	2007	2006	2005	2004

Insurance	$1,841,934	$2,039,214	$2,070,467	$1,875,017	$1,919,563
Reinsurance	1,548,454	1,550,876	1,538,569	1,518,868	1,092,748

Total	$3,390,388	$3,590,090	$3,609,036	$3,393,885	$3,012,311

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

Since these early years of substantial growth, we have continued to establish our position in the global insurance and reinsurance marketplace. This has been against the backdrop of a softening market cycle throughout many of our property and casualty lines of business, with increased competition, surplus underwriting capacity and deteriorating rates, terms and conditions all having an impact on our ability to write business. Despite this, our strong diversity by product and geography, has allowed us to effectively reallocate underwriting capacity around our business operations as we see market conditions change and business opportunities arise, allowing us to maintain a relatively stable level of gross premiums written during this period.

Within our reinsurance segment, the deteriorating market conditions have generally been less severe than those experienced in a number of areas in the primary insurance market, although our opportunity for growth has also been restricted by a trend of greater risk and retention appetite in the industry. In terms of premium growth, we have offset the impact of these changes through greater market penetration in the U.S. and European reinsurance markets, particularly in 2006 and 2007, as well as specific growth opportunities, such as our engineering business, which we expanded in 2008.

Within our insurance segment, market conditions have been increasingly competitive for several years, with surplus capacity and price deterioration prevalent across most of our portfolio. While we have therefore reduced our participation in several areas, we have focused on risks with a better risk-reward profile. In the last few years we have continued to expand our professional lines business, with the purchase of the Media Pro business in 2007 further strengthening our diversification strategy in this line. In 2008, we also identified new business opportunities in our financial institutions business arising from the impact of the financial market crisis. In recent years we have also added underwriting expertise to our credit and political risk team and established a branch in Singapore, which have provided us with access to a broader range of distribution channels. This has allowed us to access more products which are not as closely correlated to the property and casualty cycle, in particular emerging market sovereign and corporate credit. Our ability and appetite to write this business was negatively impacted in the latter part of 2008 by the effects of the global financial crisis. In early 2009, we established a new Accident and Health line of business in our insurance segment, which will provide corporate personal accident and business travel coverage as well as specialty and catastrophe health and ancillary property and casualty coverage. We intend to initially grow this business in the U.S. market and expand into the European, Canadian, Australian and Asian markets over time.

During 2007, we created a new Ceded Reinsurance Unit to coordinate our purchasing activities to improve efficiency and consistency and take advantage of new opportunities in the marketplace. During 2007 and 2008, we have been able to effectively expand our reinsurance coverage at attractive costs, particularly within our professional lines, casualty and property insurance lines of business. This strategy has allowed us to reduce our overall net retentions relative to previous years and therefore deliver more value through an improvement in our risk/reward position.

Our use of technology allows us to maintain a low-cost infrastructure and efficient underwriting operations. In addition, we believe our technological capabilities provide us with competitive advantages as we seek to improve our relationships with our customers, provide enhanced levels of customer service and optimize our internal decision making process. During 2008, we continued to enhance our IT infrastructure, further developing our proprietary systems and other technologies, enabling us to increase our processing and underwriting capabilities. In addition, we further engaged offshore third party vendors to operate a portion of our technology infrastructure, including network operations, data center processing, data storage and application maintenance, and conversion and utility programming efforts to focus core resources exclusively on solutions which are of greater strategic significance.

During 2008, we continued to strengthen our enterprise risk management framework, creating a separate Risk Management department, led by our new Chief Risk Officer. This reflects the enhanced role for risk management in today’s complex environment, and the strategic importance we place on risk management.

SEGMENT INFORMATION

Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re and therefore we have determined that we have two reportable segments, insurance and reinsurance. Except for goodwill and intangible assets, we do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio. Financial data relating to our segments is included in Item 8, Note 3 “Segment Information” to our Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Insurance Segment

Lines of Business and Distribution

Our insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The following are the lines of business in our insurance segment:

•

Property: provides physical damage and business interruption coverage primarily for industrial and commercial properties and physical damage, business interruption and liability coverage for onshore energy properties and operations. This line of business consists of both primary and excess risks, some of which are catastrophe-exposed.

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

•	Terrorism: provides coverage for physical damage and business interruption of an insured following an act of terrorism.

•	Aviation: provides hull and liability and specific war coverage for passenger and cargo airlines and privately owned aircraft as well as select aviation product liability coverage.

•

Credit and political risk: provides credit insurance, sovereign default insurance coverage and traditional political risk insurance coverage. The credit insurance coverage is primarily for lenders seeking to mitigate the risk of non-payment from their borrowers in emerging markets. For the credit insurance contracts, it is necessary for the buyer of the insurance (most often a bank) to hold an insured asset (most often an underlying loan) in order to claim compensation under the insurance contract. The traditional political risk coverage provides protection against sovereign actions that result in the impairment of cross-border investments for banks and major corporations (known as “CEND” coverages).

•

Professional lines: provides coverage for directors’ and officers’ liability, errors and omissions liability, employment practices liability, media, cyber, technology and miscellaneous professional liability coverage.

•

Liability: primarily targets general liability and umbrella and excess liability in the U.S. excess and surplus lines markets. Target classes include mercantile, manufacturing and building/premises, with particular emphasis on commercial and consumer products, commercial construction and miscellaneous general liability.

•	Other: primarily consists of employee medical coverage for self-insured, small and medium sized employers, for losses in excess of a given retention.

We produce our business primarily through wholesale and retail brokers worldwide. Some of our insurance products are also distributed through managing general agents and underwriters. In the U.S., we have the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted basis, or surplus lines basis, with flexibility in forms and rates as these are not filed with state regulators. Having non-admitted carriers in our U.S. group of companies provides the pricing flexibility needed to write non-standard coverage. Substantially all of our insurance business is written subject to aggregate limits, in addition to event limits.

Gross premiums written by broker, shown individually where premiums are 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2008		2007(1)		2006(1)

Marsh	$262,417	14%	$264,964	13%	$320,574	15%
Aon	237,993	13%	259,929	13%	265,314	13%
Willis	156,887	9%	202,531	10%	242,580	12%
Other brokers	953,852	52%	1,056,163	52%	956,519	46%
Managing general agencies and underwriters	230,785	12%	255,627	12%	285,480	14%

Total	$1,841,934	100%	$2,039,214	100%	$2,070,467	100%

(1)	To facilitate period to period comparisons, we have made certain reclassification to prior year balances to conform to our current presentation, which reflects broker consolidations during 2008.

Competitive Environment

We operate in highly competitive markets. In our insurance segment, where competition is focused on price as well as availability, service and other considerations, we compete with U.S. based companies with global insurance operations, as well as non U.S. global carriers and indigenous companies in regional and local markets. We believe we achieve a competitive advantage through our strong capital position and the strategic and operational linking of our practices, which allows us to design our insurance programs on a global basis in alignment with the global needs of many of our clients.

Reinsurance Segment

Lines of Business and Distribution

Our reinsurance segment operates through offices based in Bermuda, Singapore, the U.S. and Europe. The majority of our business is written on an excess of loss basis, whereby we typically provide an indemnification to the cedant for a portion of losses both individually and in the aggregate, on policies in excess of a specified individual or aggregate loss deductible. For business written on a proportional basis, we receive an agreed percentage of the premium and are liable for the same percentage of incurred losses. Reinsurance may be written on a portfolio/treaty basis or on an individual risk/facultative basis. The majority of our business is written on a treaty basis and primarily underwritten through brokers worldwide. Substantially all our reinsurance business written is subject to aggregate limits in addition to event limits.

Our reinsurance segment provides property and casualty reinsurance to insurance companies on a worldwide basis. The following are the lines of business in our reinsurance segment:

•

Catastrophe: provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our cedants. The exposure in the underlying policies is principally property exposure but also covers other exposures including workers compensation, personal accident and life. The principal perils in this portfolio are hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril. We underwrite catastrophe reinsurance principally on an excess of loss basis.

•	Property: includes reinsurance written on both a proportional and a per risk excess of loss basis and covers underlying personal lines and commercial property exposures.

•	Professional Liability: covers directors’ and officers’ liability, employment practices liability, medical malpractice and miscellaneous errors and omissions insurance risks.

•

Credit and Bond: consists principally of reinsurance of trade credit insurance products and includes both proportional and excess of loss structures. The underlying insurance indemnifies sellers of goods and services in the event of a payment default by the buyer of those goods and services. Also included in this line of business is coverage for losses arising from a broad array of surety bonds issued by bond insurers principally to satisfy regulatory demands in a variety of jurisdictions around the world, but predominantly in Europe.

•

Motor: provides coverage to cedants for motor liability losses arising out of any one occurrence. The occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence.

•	Liability: provides coverage to insurers of standard casualty lines, including auto liability, general liability, personal and commercial umbrella and workers’ compensation.

•

Engineering: provides coverage for all types of civil construction risks and risks associated with erection, testing and commissioning of machinery and plants during the construction stage. This line of business also includes coverage for losses arising from operational failures of machinery, plant and equipment and electronic equipment as well as business interruption.

•	Other: includes aviation, marine, personal accident and crop reinsurance.

Gross premiums written by broker, shown individually where premiums are 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2008		2007(1)		2006(1)

Aon	$536,435	35%	$506,198	33%	$547,646	35%
Marsh	507,257	33%	550,036	35%	548,016	36%
Willis	253,647	16%	190,603	12%	148,317	10%
Other brokers	145,834	9%	194,224	13%	242,354	16%
Direct	105,281	7%	109,815	7%	52,236	3%

Total	$1,548,454	100%	$1,550,876	100%	$1,538,569	100%

(1)	To facilitate period to period comparisons, we have made certain reclassification to prior year balances to conform to our current presentation, which reflects broker consolidations during 2008.

Competitive Environment

In our reinsurance segment where competition tends to be focused on availability, service, financial strength and increasingly price, we compete with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. We believe we achieve a competitive advantage through our strong capital position as well as our technical expertise that allows us to respond quickly to customer needs and provide quality and innovative underwriting solutions. In addition, our customers highly value our exemplary service, strong capitalization and financial strength ratings.

REINSURANCE PROTECTION

Our Ceded Reinsurance Unit purchases treaty and facultative reinsurance to reduce our exposure to large losses or a series of large losses. All treaty reinsurance purchases and our facultative reinsurance strategies are pre-approved by our Reinsurance Purchasing Group, which consists of senior management. Facultative reinsurance provides for all or a portion of the insurance provided by a single policy and each policy reinsured is individually negotiated. Treaty reinsurance provides for a specified type or category of risks. Our reinsurance agreements may be on an excess of loss or quota share basis. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. This excess point can be based on the size of an industry loss or a fixed monetary amount. These covers can be purchased on a package policy basis, which provide cover for a number of lines of business within one contract. Quota share covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss expenses from reinsurers. We remain liable to the extent that reinsurers do not meet their obligations under these agreements.

RESERVE FOR UNPAID LOSSES AND LOSS EXPENSES

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

The table below shows the development of our loss reserves since inception. To illustrate an understanding of the information in this table, following is an example using reserves established at December 31, 2005.

The top lines of the table show for successive balance sheet dates the gross and net unpaid losses and loss expenses recorded at or prior to each balance sheet date. It can be seen that at December 31, 2005, a reserve of $3,225 million, net of reinsurance had been established.

The lower part of the table presents the net amounts paid as of periods subsequent to the balance sheet date. Hence in the year ended December 31, 2006 net payments of $899 million were made from the December 31, 2005, reserve balance. By the end of 2008, cumulative net payments against the December 31, 2005 net reserves were $1,552 million.

The upper part of the table shows the revised estimate of the net liabilities originally recorded as of the end of subsequent years. With the benefit of actual loss emergence over the intervening period, the net liabilities incurred as of December 31, 2005, are now estimated to be $2,706 million, rather than the original estimate of $3,225 million. Of the cumulative redundancy of $520 million recognized in the three years since December 31, 2005, $217 million was identified and recorded in 2006, $115 million in 2007 and $188 million in 2008.

Importantly, the cumulative deficiency or redundancy for different balance sheet dates is not independent and therefore, should not be added together. In 2008, we have revised our estimate of the December 31, 2005, liabilities from $2,894 million to $2,706 million. This favorable development of $188 million will also be included in each column to the right of December 31, 2005, to recognize that there was also reserve redundancy in the reserves established at December 31, 2006 and December 31, 2007.

	Year ended December 31
	2001	2002	2003	2004	2005	2006	2007	2008
Gross reserve for losses and loss expenses	$963	$215,934	$992,846	$2,404,560	$4,743,338	$5,015,113	$5,587,311	$6,244,783
Reinsurance recoverable	-	(1,703)	(124,899)	(596,299)	(1,518,110)	(1,359,154)	(1,356,893)	(1,378,630)

Net losses and loss expenses reserve	963	214,231	867,947	1,808,261	3,225,228	3,655,959	4,230,418	4,866,153
Net reserves reestimated as of:
1 Year later	$165	$158,443	$686,235	$1,425,265	$3,008,692	$3,318,982	$3,854,131
2 Years later	165	141,290	539,110	1,147,866	2,893,865	3,027,775
3 Years later	165	109,711	434,221	1,048,098	2,705,607
4 Years later	196	97,981	386,029	930,925
5 Years later	196	96,864	347,544
6 Years later	196	96,179
7 Years later	196

Cumulative redundancy	$767	$118,052	$520,403	$877,336	$519,621	$628,184	$376,287

Cumulative net paid losses
1 Year later	$15	$46,096	$113,024	$333,543	$898,562	$658,650	$628,889
2 Years later	125	55,437	175,235	475,721	1,329,078	1,038,533
3 Years later	165	73,647	210,100	558,609	1,552,021
4 Years later	196	69,118	230,374	633,052
5 Years later	196	77,539	257,724
6 Years later	196	83,641
7 Years later	196

Impact of unrealized foreign exchange movements:	$-	$961	$3,240	$4,664	$(13,329)	$23,581	$28,588	$(133,317)

The table above also shows the impact of foreign exchange rate movements. Movements in foreign exchange rates between periods result in variations in our net loss reserves, as the U.S. dollar, our reporting currency, strengthens or weakens against underlying currencies. For example, for the year ended December 31, 2008, the strengthening of the U.S. dollar, primarily against Euro and Sterling, resulted in a $133 million reduction in our net loss reserves, established prior to, or during, 2008. We generally hold investments in the same currency as our net reserves, with the intent of matching the impact of foreign exchange movements on our assets and liabilities.

Conditions and trends that affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may be inappropriate to anticipate future redundancies or deficiencies based on historical experience. The key issues and considerations involved in establishing our estimate of our loss reserves is discussed in more detail within the “Critical Accounting Estimates - Reserve for Losses and Loss Expenses” section of Item 7. For additional information regarding the key underlying movements in our loss reserves in the last three years, refer to the “Group Underwriting Results – Loss Ratio” section of Item 7.

CASH AND INVESTMENTS

We follow an investment strategy designed to optimize book value growth and generate appropriate risk adjusted returns while providing sufficient liquidity to meet our claims and other obligations. As such, our funds are primarily invested in cash and cash equivalents and investment-grade fixed maturity investments as measured by the major rating agencies. As part of our diversification program, we also allocate funds to other investments classes. These investments, which primarily consist of hedge funds and credit funds, are invested to further diversify our portfolio.

Our funds are invested by external investment managers in accordance with investment guidelines established by us. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of our portfolio and include limitations on the size of holdings as well as restrictions on types of securities which may be purchased. Our cash and cash equivalents are invested directly by our investment managers or invested in high quality money market funds under the direction of our treasury department.

Our investment team determines target asset allocations which are derived from asset and liability modeling that measures correlated histories of returns and volatility of returns. Permitted investment classes are further refined for each subsidiary through analysis of our operating environment, including expected volatility of cash flows, overall capital position, regulatory, and rating agency considerations. The Finance Committee of the Board of Directors approves our overall group asset allocation targets and reviews our investment guidelines to ensure that it is consistent with our overall goals, strategies, and objectives. We also have an Investment Committee, comprising senior management, which oversees the implementation of our investment strategy.

The following table summarizes the composition of our cash and investment at December 31, 2008 and 2007:

At December 31,	2008		2007

U.S. government and agency	$1,353,511	13%	$1,058,926	10%
Non U.S. government	320,102	3%	280,577	3%
Corporate debt	2,116,141	20%	2,149,666	21%
Mortgage-backed	3,475,096	33%	3,482,215	33%
Asset-backed	381,006	4%	532,780	5%
Municipals	366,677	4%	827,502	8%

Total Fixed Maturities	8,012,533	77%	8,331,666	80%
Total Equities	107,283	1%	7,746	-
Cash at investment managers, net of unsettled trades	663,192	6%	572,897	5%

Total Invested Assets	8,783,008	84%	8,912,309	85%
Other cash and cash equivalents	1,092,664	10%	846,380	8%

Total Cash, Fixed Maturities and Equities	$9,875,672	94%	$9,758,689	93%
Other investments	492,082	5%	638,241	6%
Accrued interest receivable	79,232	1%	87,338	1%

Total Cash and Investments	$10,446,986	100%	$10,484,268	100%

For additional information regarding the investment portfolio refer to the “Cash and Investments” section of Item 7.

ENTERPRISE RISK MANAGEMENT

OVERVIEW

Enterprise Risk Management (“ERM”)

ERM is our group-wide framework for identifying, managing, reporting and responding to risks that could affect the achievement of our strategic and financial objectives. The objectives of our ERM are to:

•	Protect our capital base by ensuring that capital is deployed in the most efficient way and that risks are not taken beyond our risk-taking appetite;

•	Enhance value creation and contribute to an optimal risk-return profile; and

•	Support our group-wide decision making process by providing reliable and timely risk information.

Our ERM efforts build upon our foundation of internal control. ERM expands the internal control objectives of effective and efficient operations, reliable financial reporting and compliance with laws and regulations, to fostering, leading and supporting an integrated, risk-based culture that focuses on value creation and preservation. However, internal controls and ERM can provide only reasonable, not absolute, assurance that the control objectives will be met. As a result, the possibility of material financial loss remains in spite of our enterprise risk management efforts. An investor should carefully consider the risks and all information set forth in this report, including the discussions included in “Item 1A – Risk Factors”, “Item 7A – Quantitative and Qualitative Disclosure About Market Risk” and Item 8, “Financial Statements and Supplementary Data.”

Risk Landscape

Our ERM takes into account the following sources of risk:

•	Insurance – the inherent uncertainty as to the occurrence, amount and timing of insurance liabilities transferred to us through the underwriting process.

•	Credit – the risk of incurring financial loss due to diminished creditworthiness of our counterparties.

•	Investment – risk of potential losses in our investment portfolio as a result of market risks, as well as risk inherent in individual securities.

•	Operational – risks associated with our people, processes and systems, including external events.

•

Funding and liquidity – the risk that we are unable to meet our short-term financial obligations or raise funds to finance our commitments at an affordable cost. For further review of our liquidity and capital management refer to the “Liquidity and Capital Resources” section of Item 7.

Risk Governance

Our Board of Directors (“Board”), through the Risk Committee of the Board (“Risk Committee”), approves our enterprise risk management framework as recommended by our Risk Management Committee. The Risk Committee reviews our risk management methodologies, standards, tolerances, and risk strategies, and assesses whether management is addressing risk issues in a timely and appropriate manner.

Our Risk Management Committee, comprising our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer and senior management from both our insurance and reinsurance segments and operations, is responsible for developing and maintaining our risk standards as well as monitoring aggregations, risk tolerances and emerging risks. The Risk Management Committee acts as an interface between our Risk Committee and management, who are responsible for managing our business within defined risk tolerances.

During 2008, we created a separate Risk Management department, led by our Chief Risk Officer, reflecting the enhanced role for risk management in today’s complex environment, and the strategic significance we place on risk management. Our Chief Risk Officer provides guidance and support for risk management practices throughout our Company.

Our risk governance structure is complemented by our Internal Audit department. Internal Audit is an independent, objective assurance function that assesses the adequacy and effectiveness of our internal control systems. Internal audit also coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business.

Risk Appetite

Our basis for accepting risk is determined by our risk appetite, as approved by our Board. Our risk appetite is a function of our capital, profitability and stakeholder expectations of the types of risk we hold within our business. The Risk Committee regularly reviews our risk profile to ensure alignment with our risk appetite.

Our risk appetite primarily reflects our tolerance for risk from our overall underwriting portfolio, including individual events (natural peril or non natural peril catastrophes), and from our investment portfolio. In addition, we specifically focus on the relationship between combinations of different risks to assess the potential for reduction in our profitability and capital base. Ensuring that our capital is sufficient to take advantage of market opportunities even in stressed market conditions is of key importance.

An element of our ERM is our economic capital model. Utilizing this modeling framework, we review the relative interaction between all of the risks impacting us from underwriting and investment risk through to operational risks.

Recognizing that in extreme scenarios, many risks may interact to cause an impairment of our capital, our Board requires that the enterprise risk within our business is managed to preserve capital under such stress conditions. Our Board also recognizes that financial strength ratings are a key element of our competitive positioning and our ability to raise further capital. We therefore aim to maintain and improve our capital ratings while ensuring that we have sufficient capital strength to preserve our ratings even under stress scenarios.

MANAGING INSURANCE RISKS

Overview

Since our inception in 2001, we have expanded our international underwriting presence, with offices in Bermuda, the U.S., Europe, Singapore, Canada and Australia. Our disciplined underwriting approach coupled with an extensive group wide peer review process has enabled us to ensure that this growth has been managed in a controlled and consistent manner. This, coupled with our focus on maintaining high levels of experience in our underwriting teams, has ensured that our risk profile aligns closely with our defined risk appetite. We emphasize quality of underwriting rather than volume of business or market share.

A critical element of our management of insurance risk is our rigorous peer review process which allows us to monitor market conditions and aggregations risk-by-risk, at the highest levels within the Company. Another key component of our mitigation of insurance risk is the purchase of reinsurance. The business that we accept is not always fully retained; but instead portions may be reinsured. We have a centralized Reinsurance Purchasing Group which coordinates our reinsurance purchasing as part of our overall risk management strategy.

Modeling natural peril catastrophes

Natural peril catastrophes risk is our biggest single exposure. In managing this risk, we are concerned with both the loss of capital due to a single event and the loss of capital that would occur from multiple (but perhaps small) events in any year. Natural catastrophes such as earthquakes, storms and floods represent a challenge for risk management due to their accumulation potential and occurrence volatility.

For natural peril catastrophes, our current risk tolerance is intended to limit our exposure from a modeled single occurrence 1-in-250 year return period probable maximum net loss to no more than 25% of our prior year capital. We reserve the right to change these thresholds at any time.

To help us remain within these tolerance levels, we use multiple commercial vendor models to price and accumulate risks. In our reinsurance segment, we have also developed an internal proprietary application which allows us to track the results from various models for both pricing and aggregation purposes. Modeling allows us to simulate many hypothetical loss scenarios. Our executive management receives regular reports on our group-wide total natural peril exposures by peril and territory to ensure active monitoring of our risk positions. Accumulation risks pursuant to individual natural perils are limited at the group level. We also impose limits on probable maximum losses in any one zone from a single event. A zone is a geographical area in which insurance risks are considered to be correlated to a single catastrophe event.

While appreciating the value of modeling tools in assessing the risk in our business, we are also aware of the weakness of an approach that is solely reliant on modeling output. We therefore ensure that we take an approach to managing our risks where management judgment is influenced and informed by the modeling output along with other more qualitative measures.

The table below shows our loss exposures to peak natural peril catastrophe territories as at January 1, 2009. We have developed these loss estimates using catastrophe models and our own assessments for non-modeled exposures. These estimates include assumptions regarding the location, size and magnitude of an event, the frequency of events, the construction type and damageability of property in a zone, and the cost of rebuilding property in a zone.

(in thousands of U.S. dollars) Zone	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period

U.S.	Hurricane	$639,748	$845,518	$1,168,917
California	Earthquake	326,586	508,487	842,248
Europe	Windstorm	438,325	663,105	927,714
Japan	Typhoon	208,067	306,508	514,382
Japan	Earthquake	75,896	128,775	142,162

The following table provides our estimate of industry losses for the corresponding scenarios above:

(in billions of U.S. dollars) Zone	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period

U.S.	Hurricane	$75.9	$117.6	$191.5
California	Earthquake	23.2	35.2	60.7
Europe	Windstorm	26.9	39.4	56.4
Japan	Typhoon	19.3	55.1	112.6
Japan	Earthquake	13.4	19.8	32.6

The return period refers to the frequency with which losses of a given amount or greater are expected to occur. The figures take into account the fact that an event may trigger claims in a number of lines of business. For instance, our U.S. hurricane modeling includes, among other things, the estimated pre-tax impact to our financial results arising from our catastrophe, property, engineering, energy, marine and aviation lines of business. As indicated in the table above, our modeled single occurrence 1-in-100 year return period U.S. hurricane probable maximum loss, net of reinsurance, is approximately $845 million (or 19% of shareholders’ equity at December 31, 2008). According to our modeling, there is a one percent chance that our losses incurred in any single U.S. hurricane event could be in excess of $845 million. Conversely, there is a 99% chance that the loss from a U.S. hurricane will fall below $845 million. We estimate that, at such hypothetical loss levels, aggregate industry losses would be approximately $118 billion, resulting in an estimated market share of insured losses for us of 0.7%.

The application of vendor catastrophe models and assumptions on non modeled catastrophe exposures may vary. Accordingly, catastrophe estimates provided by different insurers may not be comparable.

Managing risks from man-made catastrophes

Similar to our management of natural peril catastrophe exposures, we also take a similar focused and analytical approach to our management of man-made catastrophes. Man-made catastrophes, which include such risks as train collisions, airplane crashes, hotel fires or terrorism, are harder to model in terms of assumptions regarding intensity and frequency. For these risks we couple the vendor models (where available) with our bespoke modeling and underwriting judgment and expertise. This allows us to take advantage of business opportunities relating to man-made catastrophe exposures particularly where we can measure and limit the risk sufficiently and obtain risk-adequate pricing.

As an example of our approach, our assessment of terrorism risk is based on a mixture of qualitative and quantitative data (e.g., for estimating property damage, business interruption, mortality and morbidity subsequent to an attack of a predefined magnitude), which we use to control, limit and manage our aggregate terrorism exposure. We use vendor modeling and bespoke modeling tools to measure accumulations around potential terrorism accumulation zones on a deterministic and probabilistic basis. We supplement the results of our modeling with underwriting judgment.

Managing reserving risk

Our prudent reserving process demands data quality and reliability and requires a quantitative and qualitative review of both our overall reserves and individual large claims. Within a structured control framework, real-time claims information is communicated on a regular basis throughout our organization, including to senior management, to provide an increased awareness regarding the losses that have taken place throughout the insurance markets. The detailed and analytical reserving approach, which is described below, that follows is designed to absorb and understand the latest information on our reported and unreported claims, to recognize the resultant exposure as quickly as possible, no matter how large, and above all else, to make appropriate and realistic provisions in our financial statements.

Reserving for long-tail lines of business (e.g., casualty and professional lines) generally represents the most significant reserving risk for us, as actual loss trends on these lines could turn out to be higher than the assumptions underlying our ultimate loss estimates. We manage and mitigate reserve risk on long-tail lines in a variety of ways. First, we limit the amount of long-tail business we write in line with maintaining a well balanced and diversified global portfolio of business. In 2008, net premiums written on our professional lines and casualty business represented less than one-third of our consolidated total. We purchase extensive reinsurance on these lines in our insurance segment, which we increased further in 2008, to reduce our net positions. Second, we limit the amount of occurrence-based business that we write. Our professional lines business, which is the largest component of our long-tail lines, is primarily written on a claims-made basis. This means that notice of a claim has to be provided during the policy period. Third, we follow a disciplined underwriting process that utilizes all available information, including industry trends.

Managing claims handling risk

In accepting risk, we are committing to the payment of claims and therefore these risks must be understood and controlled. We have claims teams located throughout our main operating locations. Our claims team includes a diverse group of experienced professionals, including claims adjusters and attorneys. We also use approved external service providers, such as independent adjusters and appraisers, surveyors, accountants, investigators and specialist attorneys, as appropriate. We maintain claims handling guidelines and claims reporting control and escalation procedures in all our claims units. To ensure that claims are handled and reported in accordance with these guidelines, all large claims matters are reviewed during weekly claims meetings. The minutes from each meeting also are circulated to our underwriters, senior management and others involved in the reserving process. To maintain communication between underwriting and claims teams, claims personnel regularly report at underwriting meetings and frequently attend client meetings.

When we receive notice of a claim, regardless of size, it is recorded within our underwriting and claims system. To assist with the reporting of significant claims, we have also developed a large claims information database, or LCID. The database is primarily used to produce “flash reports” for significant events and potential insurance or reinsurance losses, regardless of whether we have exposure. The system allows a direct notification to be promptly communicated to underwriters and senior management worldwide. Similarly, for natural peril catastrophes, we have developed a catastrophe database that allows for the gathering, blending and reporting of loss information as it develops from early modeled results to fully adjusted and paid losses.

MANAGING CREDIT RISKS

Credit risk represents the risk of incurring financial loss due to diminished creditworthiness (eroding credit rating and, ultimately, default) among our third party counterparties, related to, but not limited to, cash and cash equivalents, investments, premium receivables, unpaid reinsurance recoverable balances and derivatives. Additionally, we have credit risk exposure within our underwriting portfolios. Our most significant exposures to credit risk are discussed further below.

Credit risk relating to our fixed maturities

With our fixed maturity investment portfolio, which represents $8 billion, or 56% of our total assets, we are exposed to potential losses arising from the diminished creditworthiness of third party counterparties, where we hold securities. We limit such credit risk by setting high standards on the credit quality of our issuers, by diversifying our investments and by setting limits for credit concentration.

Specifically, we attempt to limit our credit exposure by purchasing fixed income investments rated BBB or higher. In addition, we limit our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A- or above and 3% or less of our portfolio for securities rated between BBB and BBB+. At December 31, 2008, we did not have an aggregate exposure to any single issuer of 3% or more of our shareholders’ equity, other than with respect to U.S. government and agency securities.

Credit risk relating to reinsurance recoverable assets

Within our reinsurance purchasing activities, we are exposed to the credit risk of a reinsurer failing to meet its obligations under our reinsurance contracts. To help mitigate this, all of our reinsurance purchasing is subject to financial security requirements specified by our Reinsurance Security Committee. This committee, comprising senior management personnel, maintains a list of approved reinsurers, performs credit risk assessments for existing and potential counterparties, recommends counterparty tolerance levels for different types of ceded business and monitors concentrations of credit risk. This assessment considers a whole range of individual attributes, including a thorough review of the counterparty’s financial strength, industry position and other qualitative factors. We regularly monitor counterparty credit quality and exposures, with special monitoring of those cases that merit close attention. It is generally our Reinsurance Security Committee’s policy to require reinsurers which do not meet our counterparty security requirements to provide adequate collateral. We further mitigate credit risk by diversifying our exposure by counterparty.

Credit risk relating to our underwriting portfolio

In our insurance segment, we provide credit insurance primarily for lenders (financial institutions) seeking to mitigate the risk of non-payment from their borrowers in emerging markets. This product has complemented our more traditional political risk insurance business in recent years. For the credit insurance contracts, it is necessary for the buyer of the insurance, most often a bank, to hold an insured asset, most often an underlying loan, in order to claim compensation under the insurance contract. The vast majority of the credit insurance provided is for single-name illiquid risks, primarily in the form of senior secured bank loans that can be individually analyzed and underwritten. As part of this underwriting process, our evaluation of credit worthiness and reputation of the obligor is critical and forms the cornerstone of the underwriting process. Our clients generally are required to retain a significant share of each transaction that we insure. A key element to our underwriting analysis is the assessment of recovery in the event of default and accordingly the strength of the collateral and the enforceability of rights to the collateral are paramount. We seek to avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also seek to avoid terms in our credit insurance contracts which introduce liquidity risk, most notably, in the form of a collateralization requirement upon a ratings downgrade. We also provide protection against sovereign default or sovereign actions that result in impairment of cross-border investments for banks and corporations. Our contracts generally include warranties, representations, exclusions and waiting periods. A loss payment is made in the event the debtor failed to pay our client when payment is due subject to a waiting period of up to 180 days.

Our underwriting portfolios are subject to credit limits by country, region, industry and individual counterparty (obligor on a loan or buyer on a trade credit receivable). We review credit exposures in each of our insurance and reinsurance segments at an aggregate level as well as by country, region, industry segment and counterparty. We measure credit exposures in terms of probable maximum loss, which is the expected loss at a given return period, net of expected recoveries and taking into account, contract terms and conditions. We model the risks in this part of our portfolio on a stand-alone basis and within our economic capital model.

In our reinsurance segment, we provide reinsurance of credit and bond insurers exposed to the risks of financial loss arising from non-payment of trade receivables covered by a policy (credit insurance) or non-performance (bonding). This credit exposure in our reinsurance segment relates primarily to exposures arising in western economies. Our insureds are generally able to react quickly to changing economic climate which in turn reduces our loss potential in the current economic downtown.

MANAGING INVESTMENT RISKS

Investment risk encompasses the risk of loss in our investment portfolio as a result of market risks, as well as risks inherent in individual securities. Market risks represent the adverse impact on our invested assets from fluctuations in interest rates, equity prices, credit spreads, foreign currency rates and other market prices/rates.

We manage the risks in our portfolio in a number of ways. To ensure diversification and avoid aggregation of risks, limits on asset types, economic sector exposure, industry exposure and individual security exposure are placed on our investment portfolio, and monitored on an ongoing basis. We actively manage the duration of our investment portfolio to approximately match the anticipated duration and cash flows of our re/insurance liabilities, so that the economic value of changes in interest rates have offsetting impacts on our assets and liabilities. We manage foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets including cash and investments that are denominated in such currencies. When necessary, we may also use derivatives, such as forward contracts and currency options, to economically hedge portions of our un-matched foreign currency exposures.

We regularly stress test our investment portfolio using historical and hypothetical scenarios to analyze the impact of unusual market conditions, estimate potential losses, and ensure that we remain within our risk appetite. One measure of assessing our aggregate investment exposures is Value-at-Risk (“VaR”). Using VaR methodologies, the volatility and correlations between the asset classes within our investment portfolio are assessed over various time horizons. The 95% VaR of our cash and investments at December 31, 2008 was $945 million, or 9.0% compared to $276 million, or 2.6% at December 31, 2007, which represents the potential loss in fair value of our cash and investments over a one year time horizon within a 95% confidence level. In other words, 95% of the time, should the risks taken into account in the VaR calculation perform to their historical tendencies, losses on our cash and investment portfolio is expected to be less than or equal to the calculated VaR.

The increase in the VaR of our cash and investment portfolio during the year was primarily related to the impact of the global financial crisis. Given our VaR model is skewed towards the most recent months and quarters, our VaR at December 31, 2008 incorporates the impact of the unprecedented widening of credit spreads on certain fixed maturities during the second half of 2008. The increase in VaR also partially reflects the impact of a strengthening U.S. dollar this year.

During the second half of 2008, in response to the financial market crisis, we took steps to reduce the overall risk profile of our cash and investment portfolio. These changes included increasing our asset allocation to cash and cash equivalents and U.S. government and agency securities while reducing our exposure to municipal bonds. In 2009, we will continue to proactively manage our asset allocations in response to market conditions and opportunities, and in line with our investment strategy and risk tolerances.

MANAGING OPERATIONAL RISKS

Operational risk represents the risk of financial loss as a result of inadequate processes, system failures, human error or external events. Operational risks include for example, employee or third party fraud, business interruptions, inaccurate processing of transactions, IT failures, the loss of key employees without appropriate successors, and non-compliance with reporting obligations.

We manage transaction type operational risks on a regular basis through the application of strong process controls throughout our business. In testing these controls, we supplement the work of our internal audit team, with regular management initiated audits (“MIAs”). These are audits completed within all of our business segments by teams independent of the professionals who originated the transactions under audit. The MIAs allow us to test the robustness of our underwriting and operating processes to ensure that we have early indicators for any future trends in our operational risk.

For enterprise-wide risks, such as business continuity, IT and human capital, we continue to review our key risks, and focus our efforts accordingly. One such focus is our business continuity plans, with an emphasis on recovery from unexpected events such as a natural catastrophe and possibility of a pandemic. During 2008, we continued to review our Business Continuity Planning procedures through cyclical planned tests, all of which were completed satisfactorily.

With respect to IT risk, the dependency of our core processes on IT is rapidly increasing, with corresponding implications for risk. It is therefore important that we ensure the availability of applications and the integrity and security of critical data. During 2008, we further improved our existing plans and safeguards on (e.g. crisis communication, data back-up) to deal with the failure of fundamental business processes. We also upgraded our financial reporting systems this year to meet the needs of a larger, more geographically dispersed organization.

Our use of third party vendors exposes us to a number of increased operational risks, including the risk of security breaches, fraud, non-compliance with laws and regulations or internal guidelines and inadequate service. We manage third party vendor risk, by, among other things, performing a thorough risk assessment on potential vendors, reviewing a vendor’s financial stability, ability to provide ongoing service, business continuity planning and its scalability (up or down). We also allocate appropriate resources to monitor our significant third party relationships and provide the necessary oversight.

REGULATION

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.

Bermuda

As a holding company, AXIS Capital is not subject to Bermuda insurance regulations. However, the Insurance Act 1978 of Bermuda and related regulations, as amended, regulate the insurance business of our operating subsidiary in Bermuda, AXIS Specialty Bermuda, and provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority, (“BMA”), under the Insurance Act. Insurance as well as reinsurance is regulated under the Insurance Act.

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

Although the insurance industry generally is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. In November 2002, the Terrorism Risk Insurance Act, (“TRIA”), was enacted. TRIA, amended and restated in 2005, established a temporary federal program that requires U.S. and other insurers writing specified commercial property and casualty insurance policies in the U.S. to make available in some policies coverage for losses resulting from terrorists’ acts committed by foreign persons or interests in the U.S. or with respect to specified U.S. air carriers, vessels or missions abroad. In December 2007, the Terrorism Risk Insurance Revision and Extension Act of 2007 was enacted, which extended the material provisions of TRIA for an additional seven years and expanded coverage to include domestic acts of terrorism.

Operations of AXIS Specialty Bermuda, AXIS Re Ltd., AXIS Re Europe, AXIS Specialty Europe and AXIS Specialty London

The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by insurers and reinsurers that are not admitted to do business within such jurisdictions, or conducting business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in 47 states in the United States and the District of Columbia, and is in the process of applying for authorization to write surplus lines business in other states. AXIS Specialty Bermuda and AXIS Re Ltd. (including its branch AXIS Re Europe) are not licensed or eligible to write business in the United States. AXIS Specialty Bermuda, AXIS Specialty Europe, AXIS Re Ltd. and AXIS Re Europe do not maintain offices, solicit, advertise, underwrite, settle claims or conduct any insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the U.S. governing “credit for reinsurance” that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. Neither AXIS Specialty Bermuda, AXIS Specialty Europe nor AXIS Re Ltd. are licensed, accredited or approved in any state in the U.S. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

Ireland

AXIS Specialty Europe

AXIS Specialty Europe is a non-life insurance company incorporated under the laws of Ireland and is authorized and regulated by the Irish Financial Regulator (“IFR”) pursuant to the Irish Insurance Acts 1909 to 2000 as amended, regulations relating to insurance business and the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004. AXIS Specialty Europe is authorized to conduct business in 14 non-life insurance classes of business.

Ireland is a member of the European Economic Area, (“EEA”), which comprises each of the countries of the European Union, or EU, and some additional countries. Ireland has adopted the EU’s Third Non-Life Insurance Directive into Irish law. This directive introduced a single system for the authorization and financial supervision of non-life insurance companies by their home member state. Under this system, AXIS Specialty Europe (including its UK branch) is permitted to carry on insurance business in any other EEA member state by way of freedom to provide services, on the basis that it has notified the IFR of its intention to do so and subject to complying with such conditions as may be established by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the “general good”. AXIS Specialty Europe has permission from the IFR to provide insurance services on a freedom of services basis in all EEA countries.

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

The European Reinsurance Directive provides for a single passport system within Europe for reinsurers similar to that which currently applies to direct insurers. The Reinsurance Directive provides that the authorization and supervision of European reinsurers is the responsibility of the EU member where the head office of the relevant reinsurer is located (known as the “home state”). Once authorized in its home state, a reinsurer is automatically entitled to conduct reinsurance business in all EEA member states under the principles of freedom of establishment and freedom to provide services. The Directive provides that the financial supervision of a reinsurer, including that of the business it carries on in other member states, either through branches or under the freedom to provide services, is the sole responsibility of the home state. Significant reinsurance regulation includes the Irish Financial Regulator’s Corporate Governance for Reinsurance Undertakings guidance, Fit and Proper requirements and Investment Policy guidance.

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

Switzerland

In September 2003, AXIS Re Ltd. established a branch in Zurich, Switzerland named AXIS Re Europe. The Swiss Financial Regulator does not impose additional regulation upon a branch of an authorized reinsurer. On January 1, 2009, the Federal Act on the Swiss Financial market Supervisory Authority (“FINMA”), which the Swiss Parliament approved in June 2007, went into full legal force. The effect of the Act was to merge three bodies – the Federal Office of Private Insurance, the Swiss Federal Banking Commission and the Anti-Money Laundering Control Authority – into FINMA. Until their merger and incorporation into FINMA, these three authorities retained responsibility for their own areas of activity.

Singapore

In August 2008, AXIS Specialty Bermuda (Singapore Branch) received regulatory approval from the Monetary Authority of Singapore to operate as a branch insurer in Singapore to transact insurance and reinsurance domestically and internationally. The branch is regulated by the Monetary Authority of Singapore pursuant to The Insurance Act. AXIS Specialty Limited (Singapore Branch) is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and is regulated by ACRA pursuant to The Companies Act. Prior to establishing its Singapore branch, AXIS Specialty Bermuda had maintained a representative office in Singapore since 2004.

Canada

In September 2008, AXIS Reinsurance Company established a branch in Ontario, Canada (AXIS Reinsurance Company (Canadian Branch)). The branch was authorized by The Office of the Superintendent of Financial Institutions Canada (“OSFI”) to transact insurance and reinsurance. OSFI is the federal regulatory authority that supervises federal Canadian and non-Canadian insurance companies operating in Canada pursuant to the Insurance Companies Act (Canada). In addition, the branch is subject to the laws and regulations of each of the provinces and territories in which it is licensed.

Australia

In July 2008, AXIS Specialty Europe established AXIS Specialty Australia, a branch office in Australia to transact general insurance business. The Australia Prudential Regulation Authority authorized and supervises the branch.

EMPLOYEES

As of February 19, 2009 we had 801 employees. We believe that our employee relations are excellent. None of our employees are subject to a collective bargaining agreement.

AVAILABLE INFORMATION

We file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as us) and the address of that site is (http://www.sec.gov). Our common shares are traded on the NYSE with the symbol “AXS” and you can review similar information concerning us at the office of the NYSE at 20 Broad Street, New York, New York, 10005. Our website address is http://www.axiscapital.com. Information contained on our website is not part of this report.

We make available free of charge, including through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Current copies of the charter for each of our Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee, Finance Committee, Executive Committee and Risk Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct, are available on our website and are available, without charge, in print to any shareholder who requests it by contacting the Company’s Secretary at 92 Pitts Bay Road, Pembroke, Bermuda, HM 08.

ITEM 1A: RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto:

The continuation of the recent financial crisis could materially and adversely affect our business, our liquidity and financial condition.

Worldwide financial markets have recently experienced unprecedented volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events have resulted in extraordinary responses by governments worldwide, including the enactment of the Emergency Economic Stabilization Act of 2008 in the U.S. These conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged economic downturn or recession, our results of operations, our financial condition and/or liquidity, and competitor landscape could be materially and adversely affected.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather, fires, and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. As an example of the impact of catastrophe events, in 2008 we incurred net losses on Hurricanes Ike and Gustav of $408 million, which materially reduced our net income for the year. Increases in the values and concentrations of insured property may also increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophe events could have a material effect on our results of operations, financial condition and/or liquidity.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

We have substantial exposure to unexpected losses resulting from war, acts of terrorism and political instability. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, there can be no assurance that a court or arbitration panel will interpret policy language or otherwise issue a ruling favorable to us. Accordingly, we can offer no assurance that our reserves will be adequate to cover losses should they materialize.

We have limited terrorism coverage in our own reinsurance program for our exposure to catastrophe losses related to acts of terrorism. Furthermore, although the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and to other limitations. Under TRIEA, once our losses attributable to certain acts of terrorism exceed 20% of our direct commercial property and casualty insurance premiums for the preceding calendar year, the federal government will reimburse us for 85% of such losses in excess of this deductible. Notably, TRIEA does not provide coverage for reinsurance losses or for losses involving nuclear, biological, chemical or radiological events. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism, particularly those in our reinsurance segment or those involving nuclear, biological, chemical or radiological events, could materially and adversely affect our results of operations, financial condition and/or liquidity in future periods. TRIEA may not be extended beyond 2014.

Our credit and political risk insurance line of business protects insureds with interests in foreign jurisdictions in the event governmental action prevents them from exercising their contractual rights and may also protect their assets against physical damage perils. This may include risks arising from expropriation, forced abandonment, license cancellation, trade embargo, contract frustration, non-payment, war on land or political violence (including terrorism, revolution, insurrection and civil unrest). Political risk insurance is typically provided to financial institutions, equity investors, exporters, importers, export credit agencies and multilateral agencies in an array of industries, in connection with investments and contracts in both emerging markets and developed countries.

Our credit and political risk line of business also protects insureds in foreign jurisdictions against non-payment coverage on specific loan obligations as a result of commercial as well as political risk events. The vast majority of the credit insurance provided is for single-named illiquid risks, primarily in the form of secured bank loans that can be individually analyzed and underwritten. We avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also avoid terms in our credit insurance contracts which introduce liquidity risk, most notably, in the form of a collateralization requirement upon a ratings downgrade. Although we also attempt to manage our exposure, by among other things, setting credit limits by country, region, industry and individual counterparty and regularly reviewing our aggregate exposures, the occurrence of one or more large losses on our credit insurance portfolio could have a material adverse effect on our results of operations, financial condition and/or liquidity.

If actual claims exceed our loss reserves, our financial results could be adversely affected.

While we believe that our loss reserves at December 31, 2008 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses significantly greater or less than the reserves currently provided. The actual final cost of settling both claims outstanding at December 31, 2008 and claims expected to arise from unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the regulatory, social and economic environment and unexpected changes in loss inflation.

The uncertainty in our reserve estimate is particularly pronounced for a company like ours that has a limited operating history and therefore relies more upon industry benchmarks. To reduce some of the uncertainty, management performs an analysis of additional factors to be considered when establishing our IBNR, intended to enhance our best estimate beyond quantitative techniques. At December 31, 2008, we recorded additional IBNR for uncertainties relating to the timing of the emergence of claims. Although time lags are incorporated within the actuarial methods discussed above, these rely on industry experience which may not be indicative of our business. For example, the low frequency, high severity nature of much of our business, together with the vast and diverse expanse of our worldwide exposures, may limit the usefulness of claims experience of other insurers and reinsurers for similar types of business.

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

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit the program size for each client on our insurance business and purchase reinsurance for many of our lines of business. In the case of quota share reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event. In quota share reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We cannot be sure that any of these loss limitation methods will be effective and mitigate our loss exposure. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks may not be enforceable in the manner we intend. As a result of these risks, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations or financial condition.

The risk associated with reinsurance underwriting could adversely affect us.

In our reinsurance business, we do not always separately evaluate each of the individual risks assumed under reinsurance treaties. This is common among reinsurers. Therefore, we are largely dependent on the original underwriting decisions made by insurers that reinsure their liabilities, or ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

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

There is no guarantee that our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Many re/insurance companies have been negatively impacted by deteriorating financial and economic conditions, including unprecedented financial market disruption. A number of these companies, including some of those with which we conduct business, have been downgraded and/or have been placed on negative outlook by various rating agencies. Consequently, the insolvency, inability or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us.

If we experience difficulties with technology and/or data security our ability to conduct our business might be negatively impacted.

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as processing policies and paying claims. A shutdown of, or inability to, access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Computer viruses, hackers and other external hazards including catastrophic events could expose our data systems to security breaches. These risks could expose us to data loss and damages. As a result, our ability to conduct our business might be adversely affected.

We outsource certain technology and business process functions to third parties and may do so increasingly in the future. If we do not effectively develop and implement our outsourcing strategy, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers might be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies. As a result, our ability to conduct our business might be adversely affected.

A decline in our investment performance could reduce our profitability.

The performance of our cash and investments portfolio has a significant impact on our financial results. A failure to successfully execute our investment strategy could have a significant impact on our results of operations or financial condition.

Our investment portfolio is subject to a variety of market risks, including risks relating to general economic conditions, interest rate fluctuations, equity price risk, foreign currency movements, pre-payment or reinvestment risk, and credit risk. Although we attempt to manage market risks through, among other things, stressing diversification and conservation of principal and liquidity in our investment guidelines, it is possible that, in periods of economic weakness or periods of turmoil in capital markets, we may experience significant losses in our portfolio. We experienced such market conditions during 2008 which drove a 67% reduction in our total net investment income and net realized investment gains/losses as compared with 2007.

Our fixed maturities, which represent 77% of our total cash and investments at December 31, 2008, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, perhaps substantially. Conversely, a decline in interest rates could reduce our investment yield, which would reduce our overall profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Our fixed maturities may also be adversely impacted by fluctuations in credit spreads. A credit spread is the difference between the yield on the fixed maturity security of a particular borrower (or a class of borrowers with a specified credit rating) and the yield of similar maturity U.S. Treasury fixed maturity. As credit spreads widen, the fair value of our fixed maturities falls, and the converse is also true.

Our fixed maturity portfolio also includes exposure to mortgage-backed and asset-backed securities. During 2008, a significant increase in mortgage default rates negatively impacted the value of mortgage backed securities held by foreign and domestic institutions. The defaults also lead to a corresponding increase in foreclosures, which drove down house values, resulting in additional losses in mortgage-backed and asset-backed securities. These market conditions significantly impacted the fair value of these securities during 2008. In the event that these conditions persist, our financial position and/or liquidity could be materially and adversely affected.

As part of our diversification strategy, 5% of our investment portfolio is invested in other investments. These investments consist primarily of hedge funds and credit funds. Return expectations are, as a rule, correlated with risk expectation, i.e. investments with potentially higher returns entail a potentially higher risk of loss. The fact that our other investments can be a risky form of investment was illustrated by losses incurred from this portfolio of $221 million during 2008, which significantly impacted our overall results. Many of our other investments are also subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term.

During an economic downturn, our investment portfolio could be subject to higher risk. The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses.

Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of our investment portfolio is not reflective of prices at which actual transactions would occur.

Because of the risks set forth above, the value of our investment portfolio could decrease, we could experience reduced net investment income, and we could incur realized investment losses, which could materially and adversely affect our results of operations, financial condition and/or liquidity.

Given our reliance on external investment managers, we could also be exposed to operational risks, that may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans.

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. However, a portion of our gross premiums are written in currencies other than the U.S. dollar. A portion of our loss reserves and investments are also in non-U.S. currencies. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results. Although we attempt to manage our foreign currency exposure through matching of our major foreign denominated assets and liabilities, as well as through the use of currency derivatives, there is no guarantee that we will successfully mitigate our exposure to foreign exchange losses.

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

Neither AXIS Specialty Bermuda nor AXIS Re Ltd. is licensed or admitted as an insurer or reinsurer in any jurisdiction other than Bermuda, Ireland and Singapore, respectively. Because the U.S. and some other jurisdictions do not permit insurance companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security mechanisms are in place, our reinsurance clients in these jurisdictions typically require AXIS Specialty Bermuda and AXIS Re Ltd. to provide letters of credit or other collateral. Our credit facility is used to post letters of credit. However, if our credit facility is not sufficient, or if we are unable to renew our credit facility on commercially affordable terms when it expires on August 25, 2010, or if we are unable to arrange for other types of security on commercially affordable terms, AXIS Specialty Bermuda and AXIS Re Ltd. could be limited in their ability to write business for some of our clients.

A downgrade in our credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.

As our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies, a downgrade by any of these institutions could cause our competitive position in the insurance and reinsurance industry to suffer and make it more difficult for us to market our products. If we experience a credit rating downgrade in the future, we could incur higher borrowing costs and may have more limited means to access capital. A downgrade could also result in a substantial loss of business for us as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher credit ratings.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. MMC (Marsh & McLennan Companies, Inc.), including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation and Willis Group Holdings Ltd., provided a total of 58% of our gross premiums written during 2008. These brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers pay these amounts over to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or ceding insurer for the deficiency.

Conversely, in certain jurisdictions, when the insured or ceding insurer pays premiums for these policies to brokers for payment over to us, these premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with brokers with whom we transact business. These risks are heightened during financial instability or an economic downturn or recession.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other relevant financial statement line items. In particular, recent guidance and ongoing projects put in place by standard setters globally have indicated a possible move away from the current insurance accounting models toward more fair value based models which could introduce significant volatility in the earnings of insurance industry participants.

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

Under Bermuda law, non-Bermudians, with some limited exceptions, may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government only upon showing that, after proper public advertisement in most cases, no Bermudian or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the duration of work permits to between six and nine years, with specified exemptions for “key” employees. In March 2004, the Bermuda government announced an amendment to the immigration policy which expanded the categories of occupations recognized by the government as “key” and for which businesses are eligible to apply for holders of jobs in those categories to be exempt from the six to nine year term limits. The categories include senior executives (chief executive officers, presidents through vice presidents), managers with global responsibility, senior financial posts (treasurers, chief financial officers through controllers, specialized qualified accountants, quantitative modeling analysts), certain legal professionals (general counsel, specialist attorneys, qualified legal librarians and knowledge managers), senior insurance professionals (senior underwriters, senior claims adjustors), experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers/managers. All executive officers who work in our Bermuda office that require work permits have obtained them.

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

In a time of financial uncertainty or a prolonged economic downturn or recession, regulators may choose to adopt more restrictive insurance laws and regulations, which may result in lower revenues and/or higher costs and thus could materially and adversely affect our results of operations.

Our insurance and reinsurance subsidiaries conduct business globally, including in 50 states of the U.S. and the District of Columbia. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting regulations. These laws and regulations also sometimes restrict payments of dividends and reductions of capital. These statutes, regulations and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from these statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have an adverse effect on our business.

Potential government intervention in our industry as a result of recent events and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.

Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. An example of such intervention was the expansion of the Florida Hurricane Catastrophe Fund in 2007, which increased the capacity of the Fund to compete against commercial providers of catastrophe reinsurance. In addition, in recent years certain U.S. and non-U.S. regulatory authorities have commenced investigations into other business practices in the insurance industry. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:

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

AXIS Capital is a holding company and has no direct operations of its own. AXIS Capital has no significant operations or assets other than its ownership of the shares of its operating insurance and reinsurance subsidiaries, AXIS Specialty Bermuda, AXIS Re Ltd., AXIS Specialty Europe, AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus and AXIS Insurance Co. (collectively, our “Insurance Subsidiaries”). Dividends and other permitted distributions from our Insurance Subsidiaries (in some cases through our subsidiary holding companies), are our primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and make distributions. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business and our ability to pay dividends and make payments on our indebtedness.

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

Our board of directors may decline to register a transfer of any common shares under some circumstances, including if they have reason to believe that any non-de minimis adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders may occur as a result of such transfer. Our bye-laws also provide that if our board of directors determines that share ownership by a person may result in non-de minimis adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders, then we have the option, but not the obligation, to require that shareholder to sell to us or to third parties to whom we assign the repurchase right for fair value the minimum number of common shares held by such person which is necessary to eliminate the non-de minimis adverse tax, legal or regulatory consequences.

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

The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and periodically updated, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Changes in U.S. federal income tax law could materially adversely affect us.

Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses and could have an adverse impact on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no outstanding, unresolved comments from the SEC staff at December 31, 2008.

ITEM  2. PROPERTIES

We maintain office facilities in the United States, Bermuda, Europe, Canada, Australia and Singapore. We own the property in which our offices are located in Dublin, Ireland, and we lease office space in the other countries. We renew and enter into new leases in the ordinary course of business as required. Our worldwide headquarters office is located at 92 Pitts Bay Road, Pembroke, Bermuda. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

ITEM  3. LEGAL PROCEEDINGS

Except as set forth below, we are not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of our insurance or reinsurance operations.

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing is scheduled for April 2009. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares, $0.0125 par value, are listed on the New York Stock Exchange under the symbol “AXS”. The following table sets forth the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2008			2007
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$41.81	$32.77	$0.185	$35.25	$31.86	$0.165
2nd Quarter	$36.65	$29.65	$0.185	$41.17	$33.28	$0.165
3rd Quarter	$36.00	$27.74	$0.185	$41.44	$34.18	$0.165
4th Quarter	$31.47	$17.27	$0.200	$43.35	$36.10	$0.185

On February 19, 2009, the number of holders of record of our common shares was 53. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

For the years ended December 31, 2007 and 2008, we paid dividends quarterly on our common shares. The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions, including those set forth in our credit facility.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 8, Note 18 to the Consolidated Financial Statements included in this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the number of shares we repurchased in the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs(b)
October 1-31	1,791,121	$27.91	1,791,121	$211.6 million
November 1-30	-	-	-	$211.6 million
December 1-31	710	$24.10	-	$211.6 million
Total	1,791,831		1,791,121	$211.6 million

(a)	Share repurchases relating to withhold to cover tax liabilities upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On December 7, 2006, our Board of Directors authorized a renewal of our share repurchase plan with the authorization to repurchase up to $400 million of our common shares to be effected from time to time in the open market or privately negotiated transactions. This repurchase plan expired on December 31, 2008. On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares. This repurchase plan is authorized to continue until December 31, 2009.

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

	As of and for Year ended December 31
(in thousands, except per share amounts)	2008	2007	2006	2005	2004

Selected Statement of Operations Data:
Gross premiums written	$3,390,388	$3,590,090	$3,609,036	$3,393,885	$3,012,311
Net premiums earned	2,687,181	2,734,410	2,694,270	2,553,683	2,028,397
Net investment income	247,237	482,873	407,100	256,712	152,072
Net realized investment (losses) gains	(85,267)	5,230	(25,702)	(16,912)	13,634
Net losses and loss expenses	1,712,766	1,370,260	1,425,855	2,051,129	1,246,244
Acquisition costs	366,509	384,497	386,959	337,383	280,568
General and administrative expenses	335,758	303,831	268,396	212,842	187,305
Interest expense and financing costs	31,673	51,153	32,954	32,447	5,285
Preferred share dividends	36,875	36,775	37,295	4,379	-
Net income available to common shareholders	$350,501	$1,055,243	$925,765	$90,061	$494,998

Per Common Share Data:
Basic earnings per common share	$2.50	$7.15	$6.18	$0.63	$3.24
Diluted earnings per common share	2.26	6.41	5.63	0.57	2.98
Cash dividends per common share	0.755	0.68	0.615	0.60	0.50
Basic weighted average common shares outstanding	140,322	147,524	149,745	143,226	152,554
Diluted weighted average common shares outstanding	155,320	164,515	164,394	157,524	165,876

Operating Ratios:(1)
Net loss and loss expense ratio	63.7%	50.1%	52.9%	80.3%	61.4%
Acquisition cost ratio	13.6%	14.1%	14.4%	13.2%	13.8%
General and administrative expense ratio	12.5%	11.1%	10.0%	8.3%	9.2%

Combined ratio	89.8%	75.3%	77.3%	101.8%	84.4%

Selected Balance Sheet Data:
Investments	$8,611,898	$8,977,653	$7,663,387	$6,421,929	$5,399,689
Cash and cash equivalents	1,820,673	1,332,921	1,989,287	1,280,990	632,329
Reinsurance recoverable balances	1,378,630	1,356,893	1,359,154	1,518,110	596,299
Total assets	14,282,834	14,675,309	13,665,287	11,925,976	9,038,285
Reserve for losses and loss expenses	6,244,783	5,587,311	5,015,113	4,743,338	2,404,560
Unearned premium	2,162,401	2,146,087	2,015,556	1,760,467	1,644,771
Senior notes	499,368	499,261	499,144	499,046	498,938
Total shareholders’ equity	4,461,041	5,158,622	4,412,647	3,512,351	3,238,064
Common shares outstanding	136,212	142,520	149,982	148,831	152,737
Book value per common share(2)	$29.08	$32.69	$26.09	$20.23	$21.20

(1)	Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.
(2)	Book value per common share is based on total common shareholders’ equity divided by common shares outstanding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2008, 2007 and 2006 and our financial condition at December 31, 2008 and 2007. This should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Return on average common equity (“ROACE”): ROACE represents the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period. Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. Although we recognize that the underwriting cycle is such that short-term excess profitability may be difficult to achieve, our current objective is to achieve an average ROACE of 15% or greater over the underwriting cycles.

ROACE was 8.1% for 2008 compared to 24.6% and 26.7% for 2007 and 2006, respectively. Our ROACE in 2008 was negatively impacted by Hurricanes Ike and Gustav as well as investment losses relating to the financial market crisis. In comparison, our ROACE in 2007 and 2006 benefited from an absence of major catastrophe losses and stable financial market conditions.

Diluted book value per common share (“DBV per common share”): DBV per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, using the treasury stock method. We consider DBV per common share an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. DBV per common share was $25.79, $28.79 and $23.45 at December 31, 2008, 2007 and 2006, respectively.

The reduction in DBV per common share in the current year was primarily due to an increase in net unrealized losses on our investment portfolio of $735 million, share repurchases of $291 million, and dividends to common and preferred shareholders of $158 million. This was partially offset by net income of $387 million. The increase in DBV per common share in 2007 as compared with 2006 was primarily due to net income in the year of $1.0 billion.

Cash dividends per common share: Our dividend policy is an integral part of the value we create for our shareholders. Our cash dividends declared in 2008 were $0.755 per common share compared to $0.68 and $0.615 per common share in 2007 and 2006, respectively. Our Board of Directors reviews our dividend policy on a regular basis and in December 2008, they authorized an 8% increase in our quarterly dividend.

RESULTS OF OPERATIONS OVERVIEW

The table below breaks out net income into three components: underwriting income, investment income and net realized gains/losses, and other revenues and expenses. Underwriting income on a segment basis is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative costs as expenses. Underwriting income is the difference between these revenue and expense items. Our investment portfolio is managed on a total return basis and we have therefore reviewed investment income and net realized gains/losses together. Other revenues and expenses represent corporate expenses, foreign exchange gains/losses, interest expense and income tax expense.

Year ended December 31,	2008	Percentage Change		2007	Percentage Change		2006

Underwriting income:
Insurance	$187,257	(50%	)	$373,803	3%		$362,916
Reinsurance	119,411	(67%	)	364,230	17%		311,859
Investment income and net realized gains/losses	161,970	(67%	)	488,103	28%		381,398
Other revenues and expenses	(81,262)	(39%	)	(134,118)	44%		(93,113)

Net income	387,376	(65%	)	1,092,018	13%		963,060
Preferred share dividends	(36,875)	-		(36,775)	(1%	)	(37,295)

Net income available to common shareholders	$350,501	(67%	)	$1,055,243	14%		$925,765

Underwriting Results

2008 versus 2007: Total underwriting income in 2008 decreased $431 million, or 58%, compared to 2007. The reduction was driven by net losses of $384 million, net of related earned reinstatement premiums, incurred from Hurricanes Ike and Gustav. Almost three-quarters of these hurricane losses were incurred within our reinsurance segment.

2007 versus 2006: Total underwriting income in 2007 increased $63 million compared to 2006. There was an absence of major loss activity in both years and the increase in income was primarily due to additional prior period reserve development within both segments.

Refer to “Underwriting Results – Group”, below, for further discussion.

Investment Results

2008 versus 2007: Net investment income and net realized investment gains/losses in 2008 decreased $326 million compared to 2007. This reduction was driven by a combination of lower investment income from our other investment portfolio ($255 million) coupled with higher realized investment losses ($90 million). Our other investments were impacted by significant valuation declines in credit funds and hedge funds, resulting from the unprecedented disruption to the global markets. Our fixed maturities produced $432 million of net investment income in 2008, an increase of 17% over the prior year, reflecting higher average investment balances.

2007 versus 2006: Total net investment income and net realized investment gains/losses in 2007 increased $107 million compared to 2006. This increase was primarily due to a $78 million increase in investment income from our fixed maturities, reflecting higher average investment balances. In addition, we experienced an increase of $31 million in net realized investment gains.

Refer to “Net Investment Income and Net Realized Gains/Losses”, below, for further discussion.

Other Revenues and Expenses

The following table provides a breakdown of our other revenues and expenses:

Year ended December 31,	2008	Percentage Change		2007	Percentage Change		2006

Corporate expenses	$73,187	26%		$58,300	(1%	)	$58,822
Foreign exchange gains	(43,707)	160%		(16,826)	(48%	)	(32,505)
Interest expense	31,673	(38%	)	51,153	55%		32,954
Income tax expense	20,109	(52%	)	41,491	23%		33,842

Total	$81,262	(39%	)	$134,118	44%		$93,113

Corporate expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.7%, 2.1% and 2.2% for 2008, 2007, and 2006 respectively. The increase in our corporate expense ratio in 2008 was primarily due to higher share-based compensation costs, principally associated with the renewed employment contract for our CEO and a higher grant date fair value on issued awards year over year (refer to Item 8, Note 15 “Stock Compensation Plans” to the Consolidated Financial Statements).

Foreign exchange gains: Some of our business is written in currencies other than U.S. dollars. The foreign exchange gain in 2008 was primarily due to the remeasurement of net liability balances denominated in Euro, following its depreciation against the U.S. dollar during the year. The foreign exchange gains in 2007 and 2006 were driven by the revaluation of net asset balances denominated in several foreign currencies, following their appreciation against the U.S. dollar over this period.

Interest expense: Interest expense primarily includes interest due on the senior notes we issued in 2004. In 2007, it also included interest costs of $19 million incurred on a $400 million repurchase agreement we entered into in December 2006 to finance a life settlement investment. We terminated this agreement in September, 2007.

Income tax expense: Income tax is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate may vary between periods depending on the distribution of net income or losses among our various taxable jurisdictions. Our effective tax rate, which we calculate as income tax expense or recovery divided by income or loss before income tax, was 4.9% for 2008 compared with 3.7% in 2007 and 3.4% in 2006. The increase in our effective tax rate in 2008 was associated with the establishment of a full valuation allowance ($30 million) against net deferred tax assets arising from U.S. realized capital losses and investment impairments arising during the year, due to insufficient positive evidence currently for recognition. Excluding this item, we otherwise recorded a tax benefit in 2008, primarily as a result of taxable losses in our U.S. subsidiaries.

UNDERWRITING RESULTS - GROUP

The following table provides our group underwriting results for the periods indicated:

Year ended December 31,	2008	Percentage Change		2007	Percentage Change		2006

Revenues:
Gross premiums written	$3,390,388	(6%	)	$3,590,090	(1%	)	$3,609,036
Net premiums written	2,666,880	(7%	)	2,863,757	(4%	)	2,989,179
Net premiums earned	2,687,181	(2%	)	2,734,410	1%		2,694,270
Other insurance related (loss) income	(38,667)			3,911			2,893

Expenses:
Current year net losses and
loss expenses	(2,089,053)			(1,707,237)			(1,642,391)
Prior period reserve development	376,287			336,977			216,536
Acquisition costs	(366,509)			(384,497)			(386,959)
General and administrative expenses	(262,571)			(245,531)			(209,574)

Underwriting income(1)	$306,668	(58%	)	$738,033	9%		$674,775

(1)	Refer to Item 8, Note 3 to the Consolidated Financial Statements, for a reconciliation of underwriting income to net income available to common shareholders for the periods indicated above.

nm – not meaningful

UNDERWRITING REVENUES

Premiums Written: Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Year ended December 31,	2008	Change		2007	Change		2006

Insurance	$1,841,934	(10%	)	$2,039,214	(2%	)	$2,070,467
Reinsurance	1,548,454	-		1,550,876	1%		1,538,569

Total	$3,390,388	(6%	)	$3,590,090	(1%	)	$3,609,036

% ceded
Insurance	38.4%	3.5%		34.9%	5.4%		29.5%
Reinsurance	1.0%	0.1%		0.9%	0.3%		0.6%
Total	21.3%	1.1%		20.2%	3.0%		17.2%

	Net Premiums Written
	2008	Change		2007	Change		2006

Insurance	$1,133,843	(15%	)	$1,326,647	(9%	)	$1,460,399
Reinsurance	1,533,037	-		1,537,110	1%		1,528,780

Total	$2,666,880	(7%	)	$2,863,757	(4%	)	$2,989,179

2008 versus 2007: The 6% reduction in consolidated gross premiums emanates from our insurance segment, reflecting the reduction of business due to deteriorating market conditions across most of our property and casualty insurance lines of business. In addition, our credit and political risk insurance line was negatively impacted by a reduction in available transactions associated with a slow down in the capital flows amidst the ongoing global financial crisis. Gross premiums written in our reinsurance segment in 2008 were largely unchanged from 2007. Although market conditions deteriorated moderately during the year, the impact of this was largely offset by some growth opportunities.

The increase in premiums ceded in 2008 primarily reflects the purchase of additional quota share coverage within our casualty and professional lines business this year. This additional reinsurance protection has allowed us to reduce our overall risk exposures cost-effectively.

2007 versus 2006: Gross premiums written in 2007 were largely flat relative to 2006. In our insurance segment, increases in credit and political risk, professional lines and U.S. exposed catastrophe property premium were offset by the impact of competitive market conditions and rate pressures in our other lines. In our reinsurance segment, although we increased our market penetration in the U.S. and European reinsurance markets during the January 1 renewal season, this was largely offset by the impact of increased client retention in our professional lines business and the change in renewal date of a large property pro rata contract.

The increase in our ceded premiums ratios was partially due to a change in business mix towards lines with higher levels of ceded premium. We also purchased additional quota share reinsurance on our professional lines business and expanded our worldwide property program in 2007.

Net Premium Earned: Net premiums earned by segment were as follows:

							Percentage Change
Year ended December 31,	2008		2007		2006		07 to 08		06 to 07

Insurance	$1,183,143	44%	$1,208,440	44%	$1,305,760	48%	(2%	)	(7%	)
Reinsurance	1,504,038	56%	1,525,970	56%	1,388,510	52%	(1%	)	10%

Total	$2,687,181	100%	$2,734,410	100%	$2,694,270	100%	(2%	)	1%

2008 versus 2007: The reduction in net premiums earned in 2008 as compared with 2007 primarily emanates from our insurance segment, reflecting lower net premiums written this year, partially offset by the impact of growth in certain lines of business in prior years. Refer to the insurance segment results below for further information.

2007 versus 2006: Although net premiums earned in 2007 were largely flat with 2006, we experienced a shift in mix from insurance to reinsurance business. Our reinsurance segment benefited from growth of its underwriting operations in recent years, while changes in business mix and an expansion of our reinsurance coverage had the effect of reducing net premiums earned in our insurance segment.

Other Insurance Related Income / Loss: In 2008, we recorded an increase of $41 million, relating to the change in fair value of our insurance derivative contract liability primarily attributable to adverse longevity experience to date. For further information refer to our “Critical Accounting Estimate – Fair Value Measurements.”

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

Year ended December 31,	2008		Point Change		2007		Point Change		2006

Current year loss ratio	77.7%		15.3%		62.4%		1.5%		60.9%
Prior period reserve development	(14.0%	)	(1.7%	)	(12.3%	)	(4.3%	)	(8.0%	)
Acquisition cost ratio	13.6%		(0.5%	)	14.1%		(0.3%	)	14.4%
General and administrative expense ratio(1)	12.5%		1.4%		11.1%		1.1%		10.0%

Combined ratio	89.8%		14.5%		75.3%		(2.0%	)	77.3%

(1)	Our general and administration expense ratio includes corporate expenses not allocated to our underwriting segments of 2.7%, 2.1% and 2.2%, for 2008, 2007 and 2006, respectively. These costs are discussed further in “Other Revenue and Expenses”, above.

Loss ratio:

Current Year Loss Ratio:

2008 versus 2007

The 15.3 ratio point increase in our current year loss ratio this year was driven by higher catastrophe losses, primarily emanating from net losses incurred on Hurricanes Ike and Gustav of $408 million, or 15.2 ratio points.

On September 1, Hurricane Gustav made landfall on the Louisiana Gulf coast as a category 2 hurricane. The hurricane and tropical storm force winds of Hurricane Gustav as well as spin-off tornadoes caused damage in our coverage areas of Louisiana, Mississippi and Alabama. The industry losses estimated by Risk Management Solutions, a risk modeling agency, currently stand at $4 billion to $10 billion, and include wind-related damages, flood-related damages and business interruption. Our estimate of net losses from Hurricane Gustav is $31 million, of which $28 million emanates from our insurance segment and $3 million from our reinsurance segment. Our estimate at December 31, 2008 was primarily based on reported loss information from our clients, brokers and loss adjusters, supplemented by our review of in-force contracts, the output of industry models and a market share analysis.

On September 12, Hurricane Ike made landfall on Galveston Island in the State of Texas as a category 2 hurricane causing widespread flooding and wind damage throughout the Galveston and Houston areas. Prior to making landfall, Hurricane Ike moved through offshore energy production areas in the Gulf of Mexico. The industry losses estimated by Risk Management Solutions, a risk modeling agency, currently stand at $13 billion to $21 billion, and include wind-related damages, flood-related damages and business interruption. Our estimate of net losses from Hurricane Ike is $377 million, of which $98 million emanates from our insurance segment and $278 million from our reinsurance segment.

The balance of our loss estimates for Hurricane Ike were primarily based on reported loss information from our clients, brokers and loss adjusters, supplemented by our review of in-force contracts, the output of industry models and a market share analysis.

Industry-wide insured losses and our own loss estimates for Hurricanes Gustav and Ike are subject to change as claims continue to be reported and adjusted. Actual losses may ultimately differ materially from current loss estimates.

Our current year loss ratio in 2008 was also negatively impacted by, among other things, a higher frequency and severity of property losses in our insurance segment as well as increased accident year initial loss ratios within many of our lines of business as a result of pricing deterioration. Offsetting these factors, our 2008 current year loss ratio benefited from the incorporation of more of our own loss experience within a number of our short-tail lines of business, relative to the prior year. In addition, we had a relatively higher level of loss recoveries in 2008 within our Insurance segment, as a result of our expanded reinsurance coverage.

On December 11, 2008, Bernard Madoff, Chairman of Bernard L. Madoff Investment Securities LLC, was charged with perpetrating a substantial investor fraud within the asset management division of the firm. Based on our assessment of the precautionary notifications received to date in our financial institutions insurance lines, together with our preliminary review of other potential exposure within our insurance and reinsurance professional lines business, we currently estimate losses relating to this event will be contained within our loss ratios.

2007 versus 2006

Our current year loss ratio in 2007 increased slightly over the prior year, largely reflecting a shift in business mix towards longer-tail lines. Because our long tail lines typically have a higher initial expected loss ratio relative to our short tail lines, this resulted in a slight increase in our overall current year loss ratio. We experienced below average catastrophe and attritional loss activity in both 2007 and 2006.

Prior period reserve development:

Prior period development was the net favorable result of several underlying reserve developments on prior accident years, identified during our quarterly reserving process. The following table provides a break down of prior period development by segment:

Year ended December 31,	2008	2007	2006

Insurance	$202,339	$214,018	$167,533
Reinsurance	173,948	122,959	49,003

Total	$376,287	$336,977	$216,536

Net favorable prior period reserve development in each of the last three years was primarily generated from the property, marine, terrorism and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. The favorable development reflects the recognition of better than expected loss emergence rather than explicit changes to our actuarial assumptions.

We generally use the Bornhuetter-Ferguson (“B-F”) actuarial method on our short-tail lines of business which gives progressively more weighting to our actual loss experience as each accident year matures. In each of the last three years, the application of the B-F method has resulted in a reduction to our ultimate loss estimates, due to the fact that our actual experience has included less than expected late reporting and reduced deterioration on previously reported claims, relative to our previous expectations. This partly stems from the fact that historically we had relied heavily upon industry based profiles. Due to the inherent limitations of this, our loss reserves in prior years have also included a provision for reporting delays and other uncertainties specific to our business. These include the inherent delays we expect to arise from obtaining loss information on excess layers of business across our diverse worldwide exposures. As it has transpired, our actual claims experience in the last three years has been better than we projected, with late reporting being less prevalent than we anticipated. Refer to our “Critical Accounting Estimate on Loss Reserves” for further discussion.

In addition to this broader claims experience, favorable prior period reserve development has also occurred as a result of our take down of provisions relating to specific catastrophe events. On contracts that respond to highly visible, major events, we establish IBNR where potential exposure has been identified. However, in a number of instances, mainly within our excess of loss catastrophe reinsurance business, it transpired that claims did not develop to a sufficient level to reach our attachment points.

We have also experienced some adverse development on our short-tail lines in the periods indicated above, the most significant of which was in 2006, when we strengthened our KRW reserves from accident year 2005 by $105 million. The size and complexity of KRW resulted in claims that increased over previously reported damage estimates.

As we continue to incorporate more of our own historical loss experience into our current year loss ratios (see above), we expect that the level of favorable prior period reserve development on our short-tail lines will be less than recorded in prior years. However, we caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

In 2008, we also recorded prior period reserve development from certain medium and long-tail lines of business. First, we experienced $65 million of net favorable development on the credit and political risk lines in our insurance segment. This was generated from our credit related classes, partially in recognition of lower than expected loss activity and also due to adopting a more accelerated loss development profile on these lines. We also recognized favorable prior period reserve development from our traditional political risk book from accident years 2004 and prior.

Second, we experienced net adverse development of $10 million on our professional lines and liability business. This was the result of several favorable and adverse reserve developments, the most significant of which were as follows:

•

Adverse development of $48 million on our accident year 2007 professional lines reserves. During the year, a number of large financial institutions incurred significant financial losses and, in some cases, bankruptcy precipitated by the continued deterioration in the U.S. sub-prime residential mortgage market and the ensuing dislocation in the credit markets. These market driven events triggered claims against directors and officers of impacted institutions as well as providers of professional services of these institutions. As part of our reserving process, we considered the potential impact of market events on our financial institutions insurance portfolio. This included a review for exposure to known notifications of potential loss, as well as a review of accounts that may have exposure in this area, but have not yet provided notice of a claim. We also performed a similar review in our reinsurance segment, where potential exposure primarily exists within financial institution classes underwritten by our cedants. As a result, we strengthened our accident year 2007 reserves by $37 million in our insurance segment and by $11 million in our reinsurance segment. Although our reserves provide for potential future deterioration in our exposure to the credit crisis, while the crisis prevails and as new information is reported, actual losses may ultimately differ materially from our current estimates.

•

Favorable prior period reserve development of $57 million on our accident year 2003 and 2004 professional lines business, of which $32 million was generated from our insurance segment and $25 million from our reinsurance segment. The favorable development was due to the fact that we began to incorporate more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks. We believe that for these more mature accident years, for this claims-made line of business, our loss experience is sufficiently developed, and therefore more statistically reliable.

•	Net adverse development of $8 million on the liability lines of our insurance segment. This was largely due to higher than expected loss emergence on a specific program across several accident years.

•	Net adverse development of $7 million on our accident year 2003 liability reserves in our reinsurance segment. This was driven by adverse claims experience on a specific stop loss contract.

For further discussion on our current and prior year loss ratios, refer to the insurance and reinsurance segment discussions below.

General and Administrative ratio:

2008 versus 2007: Our general and administrative ratio in 2008 of 12.5% increased 1.4 ratio points over 2007. The increase was due to a combination of lower net premiums earned, additional headcount and higher share-based compensation costs. This was partially offset by a reduction in accrued incentive-based compensation as compared to the prior year, which is based on our operating results.

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

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

Year ended December 31,	2008	Percentage Change		2007	Percentage Change		2006

Revenues:
Gross premiums written	$1,841,934	(10%	)	$2,039,214	(2%	)	$2,070,467
Net premiums written	1,133,843	(15%	)	1,326,647	(9%	)	1,460,399
Net premiums earned	1,183,143	(2%	)	1,208,440	(7%	)	1,305,760
Other insurance related (loss) income	(39,862)			1,860			1,758
Expenses:
Current year net losses and loss expenses	(862,007)			(748,282)			(804,217)
Prior period reserve development	202,339			214,018			167,533
Acquisition costs	(102,475)			(126,423)			(152,002)
General and administrative expenses	(193,881)			(175,810)			(155,916)

Underwriting income	$187,257	(50%	)	$373,803	3%		$362,916

Ratios:		Point Change			Point Change
Current year loss ratio	72.9%	11.0%		61.9%	0.3%		61.6%
Prior period reserve development	(17.1% )	0.6%		(17.7% )	(4.9%	)	(12.8% )
Acquisition cost ratio	8.6%	(1.9%	)	10.5%	(1.1%	)	11.6%
General and administrative ratio	16.4%	1.9%		14.5%	2.6%		11.9%

Combined ratio	80.8%	11.6%		69.2%	(3.1%	)	72.3%

nm – not meaningful

2008 versus 2007: In 2008, underwriting income in our insurance segment decreased $187 million, or 50%, over the prior year, primarily due to losses incurred of $127 million from Hurricanes Ike and Gustav. These losses contributed 10.7 points to our 2008 combined ratio. Underwriting income in our insurance segment was also impacted by a $41 million increase in the estimated fair value of an insurance derivative contract liability, which is included in other insurance related income.

2007 versus 2006: In 2007, underwriting income in our insurance segment increased 3% over the prior year, primarily due to higher levels of prior period favorable reserve development. Our current year loss ratio was largely comparable with limited large loss activity in both years. Net premiums earned in 2007 were down 7% versus 2006, primarily reflecting changes in business mix along with an expansion of our reinsurance coverage.

Gross premiums written: The following table provides gross premiums written by line of business:

							Percentage Change
Year ended December 31,	2008		2007		2006		07 to 08		06 to 07

Property	$539,138	29%	$659,595	32%	$641,245	31%	(18%	)	3%
Marine	193,234	10%	218,030	11%	242,759	12%	(11%	)	(10%	)
Terrorism	36,288	2%	51,757	3%	81,838	4%	(30%	)	(37%	)
Aviation	67,761	4%	70,387	3%	113,392	5%	(4%	)	(38%	)
Credit and political risk	183,041	10%	232,549	11%	209,629	10%	(21%	)	11%
Professional lines	601,874	33%	528,616	26%	493,754	24%	14%		7%
Liability	216,629	12%	248,562	12%	253,973	12%	(13%	)	(2%	)
Other	3,969	-	29,718	2%	33,877	2%	(87%	)	(12%	)

Total	$1,841,934	100%	$2,039,214	100%	$2,070,467	100%	(10%	)	(2%	)

2008 versus 2007: The global property and casualty insurance markets continued to be highly competitive during 2008 with surplus capacity and price deterioration remaining prevalent. Gross premiums written declined in most of our lines of business reflecting declining rates for new and renewal business and the non-renewal of business that did not meet our underwriting requirements. The reduction in property premiums also reflects our decision to reduce our overall risk exposure to this business while unfavorable market conditions persist. Our credit and political risk premium also decreased reflecting the reduction in available transactions associated with a slow down in capital flows amidst the global financial crisis.

Partially offsetting these decreases, we experienced growth in our professional lines business this year. In 2008, this line benefited from renewal rights we acquired in conjunction with our purchase of the Media Pro business in the second quarter of 2007. In addition, in the later part of the year, the growth was driven by new business arising from disruptions in the financial institutions sector together with some rate increases on renewal business.

2007 versus 2006: In general, market conditions globally were increasingly competitive during 2007 and, as a result, we experienced increased pricing pressure across many of our insurance lines. The overall stability of gross premiums written in 2007 versus 2006 reflects our breadth of products and markets worldwide, which gave us the flexibility to allocate capacity within other lines of business. Credit and political risk premium can vary considerably between periods depending on the timing of transactions. However, additional underwriters in this line allowed us to increase the number of contracts written in 2007, the majority of which were related to emerging market sovereign and corporate credit insurance. The other notable increase in 2007 was on our professional lines book. This was largely associated with renewal rights acquired in the May 2007 purchase of the Media Pro business. Other than U.S. exposed catastrophe property business, which continued to present good opportunities, market conditions in our other lines of business continued to be less favorable during 2007. This largely limited our ability to expand these lines, although we continued to seek out the better priced and structured opportunities.

Premiums ceded:

2008 versus 2007: Premiums ceded in 2008 were $708 million, or 38.4% of gross premiums written, compared with $713 million, or 34.9%, in 2007. The increase in our ceded premium ratio primarily reflects the purchase of additional quota share coverage within our casualty and professional lines business this year. The increase also partially reflects the impact of business mix, in particular the growth of our professional lines business this year together with the reduction in credit and political risk premiums, a line for which we do not purchase reinsurance cover.

2007 versus 2006: Premiums ceded in 2007 were $713 million, or 34.9% of gross premiums written, compared with $610 million, or 29.5% of gross premiums written in 2006. The increase in premiums ceded was largely related to the impact of changes in business mix and additional reinsurance cover purchased during 2007. While we significantly reduced gross premiums written on our aviation and terrorism lines during 2007, we offset these reductions with growth of our credit and political risk, property and professional lines business. Because we have historically purchased more reinsurance cover on our property and professional lines business relative to our aviation and terrorism lines, this change in business mix had the effect of increasing our ceded premium ratio. Furthermore, we also purchased additional coverage in 2007, both on our professional lines quota share reinsurance and also on our worldwide property program. These factors were partially offset by lower reinsurance costs within our property line of business this year, reflecting both rate reductions and increased retentions within certain parts of our book.

Net premiums earned: The following table provides net premiums earned by line of business:

							Percentage Change
Year ended December 31,	2008		2007		2006		07 to 08		06 to 07

Property	$328,709	28%	$317,497	26%	$335,759	26%	4%		(5%	)
Marine	151,809	13%	156,981	13%	178,128	14%	(3%	)	(12%	)
Terrorism	42,629	4%	59,674	5%	84,441	6%	(29%	)	(29%	)
Aviation	65,259	5%	88,280	7%	160,561	12%	(26%	)	(45%	)
Credit and political risk	144,481	12%	112,837	9%	88,100	7%	28%		28%
Professional lines	340,929	29%	330,646	28%	312,898	24%	3%		6%
Liability	97,898	8%	109,005	9%	117,242	9%	(10%	)	(7%	)
Other	11,429	1%	33,520	3%	28,631	2%	(66%	)	17%

Total	$1,183,143	100%	$1,208,440	100%	$1,305,760	100%	(2%	)	(7%	)

2008 versus 2007: The 2% decrease in net premiums earned in 2008 primarily reflects the decrease in net premiums written this year, although the rate of reduction has been less accelerated. This was partially due to growth of our credit and political risk line of business in prior years, which typically provides multi-year coverage, and therefore earns over a greater number of periods. The average duration of the unearned premium on our credit and political risk line of business at December 31, 2008 was 5.4 years. Net premiums earned in 2008 also benefited from growth in property premiums in prior years as well as lower ceded premium amortized costs on this business in 2008, as discussed above.

2007 versus 2006: The 7% decrease in net premiums earned in 2007 largely reflects a 9% reduction in net premiums written in 2007, associated with the increase in premiums ceded.

Insurance Losses

Loss ratio: The table below shows the components of our loss ratio:

Year ended December 31,	2008		Point Change	2007		Point Change		2006

Current year	72.9%		11.0%	61.9%		0.3%		61.6%
Prior period reserve development	(17.1%	)	0.6%	(17.7%	)	(4.9%	)	(12.8%	)

Loss ratio	55.8%		11.6%	44.2%		(4.6%	)	48.8%

Current Year Loss Ratio:

2008 versus 2007

The 11.0 ratio point increase in our current year loss ratio was the net result of several factors, the most significant of which were as follows:

•	Higher catastrophe losses in 2008, driven by net losses incurred of $127 million, or 10.7 points, on Hurricanes Ike and Gustav.

•	A higher frequency and severity of property losses in 2008, including mining losses in Australia and several other worldwide property risk losses.

•	An increase in the loss ratios of our professional lines business, primarily reflecting the impact of the sub-prime crisis on our portfolio.

•

An increase in most of our initial expected loss ratio (“ILER”) method selections, reflecting the impact of pricing deterioration across most of our portfolio, partially offset by more favorable pricing on our ceded reinsurance.

•

A reduction in our credit and political risk loss ratio relative to 2007. This was primarily due to accelerating the loss development profile of our credit related classes based on our historical loss experience. Although we experienced an increase in loss activity from these classes during the second half of 2008, stemming from the economic downturn, these losses remained within our initial loss ratios.

•

The incorporation of more of our own historical loss experience within our short-tail lines of business. Because this experience has generally been better than we expected (see below) this had the impact of reducing our net IBNR reserves on several lines of business, relative to 2007. Refer to our “Critical Accounting Estimate—Reserves for Losses and Loss Expenses” for further information.

2007 versus 2006

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

Prior Period Reserve Development:

2008 Net Loss Development

We experienced net favorable prior period reserve development in 2008 of $202 million, or 17.1 ratio points, the principal movements of which were as follows:

•

$147 million of net favorable prior period reserve development on our property ($90 million), aviation ($30 million) and marine ($27 million) lines of business, the majority of which have short to medium tail exposures. This development was largely generated from accident years 2007 ($67 million), 2006 ($40 million) and 2005 ($18 million).

•	Net favorable prior period reserve development of $65 million from our credit and political risk line of business, the majority of which was generated from accident years 2004 to 2006.

•

Net adverse development of $6 million from our professional lines business. This was driven by adverse development of $37 million from accident year 2007 stemming from the credit crisis, partially offset by favorable development of $32 million on accident years 2003 and 2004.

•	Net adverse development of $8 million on our liability business, predominately from accident years 2004 and prior.

2007 Net Loss Development

We experienced net favorable prior period reserve development in 2007 of $214 million, or 17.7 ratio points, the principal movements of which were as follows:

•

$202 million of net favorable prior period reserve development on our property ($112 million), marine ($44 million), aviation lines ($37 million) and terrorism ($9 million) lines of business. This development was primarily generated from accident year 2006 ($127 million), 2004 ($44 million) and 2003 ($26 million). Our accident year 2005 reserves were adversely impacted by the strengthening of our KRW loss estimates by approximately $34 million.

•

$15 million of favorable development on our accident year 2003 professional lines business. This related to a specific claim, which we had previously made provision for, but removed following a favorable court ruling.

•	Adverse development of $8 million on our 2006 accident and health business due to a higher than expected emergence of claims.

•	$7 million of adverse development on our accident year 2004 and 2005 liability reserves, due to a higher than expected emergence of claims on a specific program.

2006 Net Loss Development

We experienced net favorable prior period reserve development in 2006 of $168 million, or 12.8 ratio points, the principal movements of which were as follows:

•

$181 million of net favorable prior period reserve development on our property ($106 million), aviation ($65 million) and terrorism ($10 million) lines of business. This development was primarily generated from accident year 2005 ($80 million), 2004 ($73 million) and 2003 ($27 million).

•

Adverse development of $16 million on our marine lines of business. This was driven by adverse development of $68 million on our accident year 2005 reserves, reflecting deteriorating KRW claims experience on our energy offshore business. This was partially offset by favorable development from older accident years.

Refer to “Prior Period Reserve Development” within our Group Underwriting Results, above, for discussion on the underlying reasons for these movements

2009 Insurance Outlook

The insurance markets generally remain highly competitive, with surplus capacity and consequent pricing pressure continuing to prevail in most lines. Although market conditions continue to soften, the rate at which this is occurring has slowed considerably. Terms and conditions as well as breadth of coverage generally remain stable with terms of trade holding firm. We are observing more positive change in catastrophe-exposed property lines. We started to observe the quantum of rate reductions in these property lines reduce and then stabilize towards the end of 2008 and through January 2009. We expect to see this momentum increase as we head into the key March 1st and April 1st property renewals. A number of our key competitors appear to be reducing critical catastrophe exposure which will have further positive impact on the market. We are particularly well-positioned in this market to capitalize on the upturn. Offshore energy is also hardening due to the impact of Hurricane Ike. We are observing price increases on non-Gulf of Mexico exposure in the range of 15 to 20%. Although there have not yet been any Gulf of Mexico renewals of note, we are expecting significant pricing improvements going forward.

Although the professional lines market remains competitive, we are observing new opportunities arising from the dislocation of business formerly placed with certain distressed insurers. Our continued financial strength has significantly improved our competitive position in the professional lines market. In the financial institutions class, rates in the fourth quarter of 2008 continued to increase and we expect this to continue throughout 2009. In the casualty lines, after brief stabilization in the marketplace towards the end of 2008, we have seen aggressive competition return driven by distressed insurers. We believe our areas of focus still contain good profit potential, but risk selection and overall execution strategy are critical. We expect competition in the liability market to abate gradually as the impact of rising reinsurance costs take affect and as clients move more business to insurers with stronger financial strength.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

Year ended December 31,	2008	Percentage Change		2007	Percentage Change		2006

Revenues:
Gross premiums written	$1,548,454	-		$1,550,876	1%		$1,538,569
Net premiums written	1,533,037	-		1,537,110	1%		1,528,780
Net premiums earned	1,504,038	(1%	)	1,525,970	10%		1,388,510
Other insurance related income	1,195			2,051			1,135
Expenses:
Current year net losses and loss expenses	(1,227,046)			(958,955)			(838,174)
Prior period reserve development	173,948			122,959			49,003
Acquisition costs	(264,034)			(258,074)			(234,957)
General and administrative expenses	(68,690)			(69,721)			(53,658)

Underwriting income	$119,411	(67%	)	$364,230	17%		$311,859

		Point Change			Point Change
Ratios:
Current year loss ratio	81.6%	18.7%		62.9%	2.6%		60.3%
Prior period reserve development	(11.6% )	(3.5%	)	(8.1% )	(4.6%	)	(3.5% )
Acquisition cost ratio	17.5%	0.6%		16.9%	-		16.9%
General and administrative ratio	4.6%	-		4.6%	0.7%		3.9%

Combined ratio	92.1%	15.8%		76.3%	(1.3%	)	77.6%

2008 versus 2007: Total underwriting income in 2008 decreased $245 million, or 67%, versus 2007. The reduction was driven by net losses of $257 million, net of related earned reinstatement premiums, incurred from Hurricanes Ike and Gustav. Partially offsetting this, 2008 benefited from a higher level of prior year favorable reserve development.

2007 versus 2006: Total underwriting income in 2007 increased $52 million, or 17%, versus 2006. The increase was driven by $74 million of additional prior period net favorable reserve development. This was partially offset by a higher current accident year loss ratio in 2007, which was in large part due to changes in our business mix. Net premiums earned increased by 10% in 2007, reflecting the impact of expanding of our reinsurance operations in prior years.

Gross Premiums Written: The following table provides gross premiums written by line of business:

							Percent Change
Year ended December 31,	2008		2007		2006		07 to 08		06 to 07

Catastrophe	$454,768	29%	$471,514	30%	$464,096	30%	(4%	)	2%
Property	296,106	19%	281,363	18%	338,562	22%	5%		(17%	)
Professional lines	226,768	15%	230,040	15%	274,435	18%	(1%	)	(16%	)
Credit and bond	154,497	10%	124,976	8%	97,664	6%	24%		28%
Motor	101,492	7%	96,999	6%	84,171	6%	5%		15%
Liability	189,223	12%	244,612	16%	204,619	13%	(23%	)	20%
Engineering	83,356	5%	71,969	5%	42,453	3%	16%		70%
Other	42,244	3%	29,403	2%	32,569	2%	44%		(10%	)

Total	$1,548,454	100%	$1,550,876	100%	$1,538,569	100%	-		1%

2008 versus 2007: Gross premiums written in 2008 benefited from a weakened U.S. dollar relative to 2007. In particular, the U.S. dollar was weaker against the Euro at our major renewal of January 1. This primarily impacted our property, credit and bond and motor lines of business. Gross premiums written otherwise decreased 3% in 2008, which was partially due to the impact of premium adjustments on prior year proportional and excess of loss professional lines and liability contracts. In 2008, we recorded negative premium adjustments of $18 million and $13 million on our professional lines business and liability business, respectively, compared to positive adjustments of $8 million and $6 million, respectively in the prior year.

The opportunity for growth within our reinsurance portfolio was generally limited this year, reflecting a modest deterioration in global market conditions. In addition, we experienced an ongoing trend of higher risk retention by our clients, particularly on our liability lines. These factors were partially offset by growth opportunities within our engineering and crop line of business this year. We also recorded $28 million of reinstatement premiums in connection with Hurricanes Ike and Gustav on our catastrophe line of business. Our property premiums in 2008 benefited from the renewal of a significant 16-month pro-rata contract, which previously renewed in 2006.

2007 versus 2006: Gross premiums written in 2007 benefited from a weakened U.S. dollar relative to 2006. In particular, the U.S. dollar was weaker against the Euro and Sterling at our major renewal date of January 1. Gross premiums written otherwise decreased 3% in 2007, reflecting reductions in our property and professional lines business. The decrease in property premiums was primarily due to a large 16-month pro rata contract, written in the fourth quarter of 2006, not renewed until 2008. Our professional lines book was impacted by the non-renewal of several large contracts, driven by cedants opting to increase their retention of business. Our other lines of business mostly reported an increase in gross premiums written in 2007. These increases were largely generated from our increased participation in the U.S. and European reinsurance markets.

Net premiums earned: The following table provides net premiums earned by line of business:

							Percent Change
Year ended December 31,	2008		2007		2006		07 to 08		06 to 07

Catastrophe	$453,114	30%	$463,091	30%	$441,311	32%	(2%	)	5%
Property	305,479	20%	333,064	22%	335,462	24%	(8%	)	(1%	)
Professional lines	221,531	15%	245,672	16%	225,902	16%	(10%	)	9%
Credit and bond	139,861	9%	107,618	7%	94,487	7%	30%		14%
Motor	98,302	7%	98,997	7%	86,193	6%	(1%	)	15%
Liability	187,835	12%	217,645	14%	165,391	12%	(14%	)	32%
Engineering	53,502	4%	30,800	2%	9,112	1%	74%		238%
Other	44,414	3%	29,083	2%	30,652	2%	53%		(5%	)

Total	$1,504,038	100%	$1,525,970	100%	$1,388,510	100%	(1%	)	10%

Net premiums earned in our reinsurance segment in 2008 were largely unchanged with 2007, generally reflecting stability in our gross premiums written over the last three years, as discussed above. The 10% increase in net premiums earned in 2007 versus 2006 primarily reflects the impact of significantly expanding our U.S. and European reinsurance operations in 2004 and 2005.

Reinsurance Losses

Loss ratio: The table below shows the components of our loss ratio:

Year ended December 31,	2008		Point Change		2007		Point Change		2006

Current year	81.6%		18.7%		62.9%		2.6%		60.3%
Prior period reserve development	(11.6%	)	(3.5%	)	(8.1%	)	(4.6%	)	(3.5%	)

Loss ratio	70.0%		15.2%		54.8%		(2.0%	)	56.8%

Current Year Loss Ratio:

2008 versus 2007

The 18.7 ratio point increase in our current year loss ratio was driven by net losses incurred on Hurricanes Ike and Gustav of $281 million. Other catastrophe losses in 2008, which included flood, hail and tornado losses in the U.S., an earthquake in China and storms in Australia, were broadly in line with our annual expectations for such losses. This was similar to 2007, which included a number of mid-sized catastrophes, including Windstorm Kyrill and flooding and storm damage in Australia and U.K.

Our initial expected loss ratios in 2008 were mostly higher than in 2007, reflecting the impact of pricing deterioration across many of our lines of business. The impact of this was partially offset by the incorporation of more of our own historical loss experience in our loss picks, which has generally been better than the industry benchmarks that we also incorporate. During 2008, we increased the expected loss ratios on our credit and bond lines of business, relative to 2007, to reflect increased loss activity within the deteriorating economic environment.

2007 versus 2006

The 2.6 ratio point in our current year loss ratio in 2007 mostly reflected changes in business mix. We experienced a shift towards liability business, which typically has a higher initial expected loss ratio compared to our other lines. Although there was a higher incidence of mid-sized catastrophes in 2007, as noted above, our exposure to these events did not have a substantial impact on our total estimated current year losses relative to 2006.

Prior period reserve development:

2008 Net Loss Development

We experienced net favorable prior period reserve development in 2008 of $174 million, or 11.6 ratio points, the principal movements of which were as follows:

•

$162 million of net favorable prior period reserve development on our property ($84 million) and catastrophe lines of business ($78 million). This development was generated from accident years 2007 ($62 million), 2006 ($46 million), 2005 ($28 million) and 2004 and prior ($26 million).

•	$10 million of favorable prior period reserve development on our accident year 2007 and 2006 crop reserves.

•

Net favorable development of $11 million from our professional lines business. This was driven by favorable development of $25 million on accident years 2003 and 2004, partially offset by adverse development on accident year 2007.

•	$7 million adverse development on our accident year 2003 liability reserves related to higher than expected loss emergence on a stop loss contract.

•

Net adverse development of $4 million on our credit and bond lines of business, largely from accident year 2007, and reflecting the increased potential for loss in the deteriorating economic environment.

2007 Net Loss Development

We experienced net favorable prior period reserve development in 2007 of $123 million, or 8.1 ratio points, the principal movements of which were as follows:

•

$104 million of net favorable prior period reserve development on our catastrophe ($78 million) and property lines of business ($26 million). This development was primarily generated from accident years 2006 ($94 million).

•	$14 million of favorable prior period reserve development on our accident year 2005 and 2006 crop reserves.

2006 Net Loss Development

We experienced net favorable prior period reserve development in 2006 of $49 million, or 3.5 points, the principal movements of which were as follows:

•	$62 million of net favorable prior period reserve development on our catastrophe line of business, the majority of which was generated from accident year 2004.

•

$6 million of net adverse development on our property lines of business, represented by $40 million of adverse development on accident year 2005, partially offset by favorable development on accident years 2004 and prior. The adverse development on accident year 2005 was related to KRW reserve strengthening in connection with claim deterioration on our pro-rata line.

•	$6 million favorable development on our accident year 2004 crop reserves.

•	Adverse development of $9 million on our accident year 2004 and 2005 motor liability lines of business due to higher than expected loss emergence.

Refer to “Prior Period Reserve Development” within our Group Underwriting Results, above, for discussion on the underlying reasons for these movements.

2009 Reinsurance Segment Outlook

Our 2009 treaty reinsurance renewals are progressing well and we are satisfied with the quality, diversity and balance of the portfolio we reassembled at January 1, 2009. Typically, approximately 50% of our reinsurance gross premiums written within any calendar year renews on this date. Although we have not yet finalized all the business we expect to bind, we anticipate that our first quarter treaty reinsurance renewals in 2009 will represent over 11% growth in premium relative to the same period in 2008.

Driving the growth was our credit and bond reinsurance business in Continental Europe and our U.S. professional liability and general casualty reinsurance business. We were able to gain strategic share on attractive treaties due to concerns over the financial strength of distressed reinsurers, particularly for U.S. casualty reinsurance business. The credit and bond reinsurance market in Continental Europe experienced significant dislocation at renewal and we were able to consolidate our position at our required pricing and terms.

Outside of the U.S., European and Caribbean property catastrophe placement were up approximately 5% but all other non-U.S. geographies were down. In the U.S. property catastrophe market, small regional covers with no loss experience renewed flat to up modestly. Larger regional and super regional placements saw rate increases closer to 10% and more if loss-affected. Nationwide placements or placements with heavier southeast exposures were up 15% to 20% and even more in some cases. We believe several of these major placements did not get fully placed. The number of shortfall covers and private deals that seemed to abound in the market was a very good indication of relative market discipline and a lack of new capacity. We believe that rates will continue to strengthen in peak zones. We have also observed some upward movement in U.S. earthquake driven property catastrophe treaties in January 2009. Continued dislocations in the Florida market are likely to add more upward pressure on pricing for Florida exposed risk. Overall, our property catastrophe reinsurance premium was relatively stable at the January 1, 2009 versus the prior year. However, we reduced our exposure to European windstorm due to the less attractive risk-reward profile relative to other peak zones. More broadly, we are also attaching higher in a number of programs.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Overview of the Financial Crisis

During the latter part of 2007 and into 2008, there has been a slowdown in the global economy precipitated primarily by increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling house prices and contracting consumer spending. The significant increase in default rates negatively impacted the value of mortgage backed securities held by foreign and domestic institutions. The defaults have led to a corresponding increase in foreclosures, which have driven down house values, resulting in additional losses in mortgage-backed and asset-backed securities. During the current year, the credit markets deteriorated dramatically, as evidenced by widening credit spreads and reduced availability of credit. Many financial institutions experienced liquidity crises due to immediate demands for deposit withdrawals or collateral, combined with falling asset values and their inability to sell assets or meet the increased demands. As a result, several financial institutions have failed or been acquired at distressed prices, while others have received financial assistance from the U.S. government to continue operations. The liquidity crisis significantly increased the spreads on certain fixed maturities and, at the same time, had a dramatic negative impact on the global stock markets. As described in more detail below, these events had a material negative impact on our net investment income and net realized gains/losses in 2008.

In recent months, we have witnessed unprecedented global government interventions to stabilize the financial markets and restore credit availability, liquidity and confidence. We have also witnessed a coordinated global action to significantly reduce short-term interest rates. Although these actions are intended to stimulate inter-bank lending and the commercial paper markets in order to bring an end to the current credit crisis, there is no assurance that these actions will be effective. Accordingly, our investment results and investment portfolio could continue to be materially and adversely impacted in the near term. For further analysis of these market risks, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Investment results

The following table provides a breakdown of net investment income, net realized investment losses and average investment balances:

Year ended December 31,	2008	Percentage Change		2007	Percentage Change		2006

Fixed maturities	$431,995	17%		$369,825	27%		$291,996
Cash and cash equivalents	41,576	(54%	)	90,700	18%		76,735
Other investments	(220,981)	nm		34,351	(26%	)	46,252
Equities	7,862	nm		-	nm		-

Gross investment income	260,452	(47%	)	494,876	19%		414,983
Investment expense	(13,215)	10%		(12,003)	52%		(7,883)

Net investment income	247,237	(49%	)	482,873	19%		407,100
Net realized investment (losses) gains	(85,267)	nm		5,230	120%		(25,702)

Net investment income and net realized investment gains	$161,970	(67%	)	$488,103	28%		$381,398

Average investment balances(1)
Fixed maturities	8,376,449	13%		7,418,578	21%		6,150,384
Cash and cash equivalents(2)	1,477,935	(21%	)	1,865,443	11%		1,684,677
Other investments	628,899	(32%	)	924,786	46%		634,890
Equities	139,776	1504%		8,713	nm		-

Total cash and investments	10,623,059	4%		10,217,520	21%		8,469,951

(1)	The average investment balances are calculated by taking the average of the month-end balances during the year.

(2)	Includes restricted cash and cash equivalents.

nm – not meaningful

Net Investment Income

Fixed Maturities:

The increase in investment income from fixed maturities in each of the last two years primarily reflects the impact of positive operating cash flows on our average investment balances. Our effective yield on fixed maturities was 4.8%, 4.9% and 4.6% for 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents:

The reduction in investment income from cash and cash equivalents in 2008 reflects a decline in global short-term interest rates, coupled with lower average cash balances this year. The average interest rate on our operating cash in 2008 was 3.0% compared to 4.9% and 4.4% in 2007 and 2006, respectively. The reduction in our average cash balances is largely associated with the funding of our share repurchases and investment portfolio during the first half of the year. During the second half of the year, we began to increase our allocation to cash and cash equivalents in response to the deteriorating financial market conditions. The increase in investment income from cash and cash equivalents in 2007 as compared to 2006 was primarily due to an increase in average cash balances during the year.

Other Investments:

The following table provides a breakdown of net investment (loss) income from other investments:

Year ended December 31,	2008	2007	2006

Hedge funds	$(72,614)	$21,260	$14,301
Credit funds	(149,787)	936	13,906
CLO- equity tranches	5,528	8,102	11,931
Short duration high yield fund	(4,108)	3,087	6,018
Life settlement contracts	-	966	96

Total	$(220,981)	$34,351	$46,252

Return on other investments(1)	(35.1% )	3.7%	7.3%

(1)	Return on other investments is calculated by dividing other net investment (loss) income by the average other investment balances for the period.

The reduction in net investment income from our other investments during 2008 primarily reflects reported valuation declines in credit funds and hedge funds, stemming from the financial market crisis.

The deteriorating performance of credit funds resulted from the significant declines in the valuations of the bank loans that form the collateral of these funds. Loan valuations began falling at the end of 2007 after default expectations increased as a result of the collapse of the sub-prime mortgage industry that effectively shut down credit markets worldwide. This led to a significant widening in credit spreads. Although there was a brief recovery in prices in mid-2008, prices continued to fall dramatically in the months following the failure of Lehman Brothers and other global financial firms that forced de-leveraging by investors within the financial markets. Loan valuations at the end of 2008 were near historical lows.

Our investment in hedge funds has significant exposure to net long equity positions that have been impacted by the negative returns in this sector during the year. The average return of hedge funds during 2008 was (19.8%), versus 9.1% and 8.6% in 2007 and 2006, respectively. Hedge funds were down in line with our hedge fund benchmarks, but, as expected, performed better than broader equity indices during 2008.

Equities:

During 2008, we began funding an allocation to global equities. In addition, we purchased non-redeemable preferred stocks. The income for the quarter and year-to-date represents dividends received, net of applicable withholding taxes.

Net realized investment gains/ losses

Our fixed maturities and equities are considered available for sale and reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains/losses) when securities are sold or when “other than temporary impairments” (“OTTI”) are recorded on these assets. Additionally, net income is impacted (through net realized gains/losses) by changes in the fair value of investment derivatives, mainly forward contracts. The following table provides a breakdown of our net realized investment gains/losses:

	2008	2007	2006

OTTI charges	$(77,753)	$(8,562)	$(4,596)
On sale of equities	(69,523)	-	-
On sale of fixed maturities	56,219	13,874	(20,050)
Change in fair value of investment derivatives	13,898	(82)	(1,056)
Fair value hedge adjustment	(8,108)	-	-

Net realized investment (losses) gains	$(85,267)	$5,230	$(25,702)

OTTI charges:

The following table summarizes our OTTI charge by asset-class:

	2008	2007	2006

Fixed maturities:
Corporate debt	$56,809	$3,683	$4,404
Asset-backed securities (“ABS”)	8,615	3,346	192
Mortgage-backed securities (“MBS”)	5,279	1,533	-
Municipals	394	-	-

	71,097	8,562	4,596
Equities	6,656	-	-

Total OTTI charge	$77,753	$8,562	$4,596

Our OTTI charge was significantly higher in 2008 as compared to the prior two years reflecting the impact of the financial crisis. Our OTTI charge on corporate debt this year included $40 million of write-downs on a number of financial institutions, including $32 million related to Lehman Brothers, following its bankruptcy and sale in September 2008. The balance of the OTTI charges on corporate debt was spread across the portfolio on securities that are unlikely to recover in the current economic conditions. The OTTI charges on our ABS and MBS portfolio in 2008 were primarily the result of the credit crisis and the higher risk of defaults on certain identified securities. The OTTI charge on our equity portfolio in 2008 was primarily due to the severe decline in value of one security for more than 12 consecutive months for which we do not anticipate full recovery. The OTTI charges in 2007 and 2006 were spread across our portfolio, with no concentration to any particular type of investment or sector.

For further information on our OTTI policy, refer to our “Critical Accounting Estimate – OTTI.”

Sale of Equities:

Net realized losses on the sale of equities include losses of $60 million in connection with the sale of our Fannie Mae and Freddie Mac non-redeemable preferred equities in early September 2008, recognizing their deteriorating financial condition. These publicly traded government sponsored enterprises, which were leading participants in the U.S. secondary mortgage market, were negatively impacted by the housing market downturn and credit crunch. Later that month, both Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. Treasury.

Sale of fixed maturities:

The realized gains on fixed maturities in 2008 primarily reflect gains on the sale of certain agency mortgaged-backed securities, the price of which were positively impacted by conservatorship of Fannie Mae and Freddie Mac. In addition, we also realized gains on the repositioning of our high grade fixed income portfolio, taking advantage of dislocations in certain sectors of the fixed income markets.

In 2007, our non U.S. dollar portfolios were positively impacted by strengthening exchange rates, coupled with a rally in the U.S. fixed income market in the second half of the year. In 2006, the effect of increasing yields throughout the year negatively impacted the price of fixed maturities, resulting in realized losses.

Total Return

Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return within certain guidelines and constraints, designed to minimize risk and to hold securities in unrealized loss position until recovery to amortized cost or cost. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The following table provides a breakdown of the total return on our cash and investments:

Year ended December 31,	2008	2007	2006

Net investment income	$247,237	$482,873	$407,100
Net realized investments (losses) gains	(85,267)	5,230	(25,702)
(Increase) decrease in net unrealized losses	(735,074)	67,238	38,326

Total	$(573,104)	$555,341	$419,724

Average cash and investments	$10,623,059	$10,217,520	$8,469,951

Total return on average cash and investments	(5.4% )	5.4%	5.0%

For further information on the movements in unrealized losses in each of the last three years, refer to the “Cash and Investments” section below.

CASH AND INVESTMENTS

At December 31, 2008 and 2007, total cash and investments, including accrued interest receivable and net receivable/payable for investments sold/purchased were $10.4 billion and $10.5 billion, respectively, as summarized below:

At December 31,	2008		2007

U.S. government and agency	$1,353,511	13%	$1,058,926	10%
Non U.S. government	320,102	3%	280,577	3%
Corporate debt	2,116,141	20%	2,149,666	21%
MBS	3,475,096	33%	3,482,215	33%
ABS	381,006	4%	532,780	5%
Municipals	366,677	4%	827,502	8%

Total Fixed Maturities	8,012,533	77%	8,331,666	80%
Total Equities	107,283	1%	7,746	-
Cash at investment managers, net of unsettled trades	663,192	6%	572,897	5%

Total Invested Assets	8,783,008	84%	8,912,309	85%
Other cash and cash equivalents	1,092,664	10%	846,380	8%

Total Cash, Fixed Maturities and Equities	$9,875,672	94%	$9,758,689	93%
Other investments	492,082	5%	638,241	6%
Accrued interest receivable	79,232	1%	87,338	1%

Total Cash and Investments	$10,446,986	100%	$10,484,268	100%

During the second half of 2008, in response to the financial market crisis, we took steps to reduce the overall risk profile of our cash and investment portfolio. These changes included increasing our asset allocation to cash and cash equivalents and U.S. government and agency securities and reducing our exposure to municipal bonds and the corporate debt of financial issuers. In 2009, we will proactively manage our asset allocations in response to market conditions and opportunities, and in line with our investment strategy and risk tolerances.

Fixed Maturity Investments

Our investment strategy is to invest primarily in fixed maturities of high credit quality issuers and to limit the amount of credit exposure to particular ratings categories and to any one issuer. We attempt to limit our credit exposure by purchasing securities rated BBB or higher. In addition, we limit our exposure to any single issuer to 5% or less of our portfolio for securities rated A- or above and 3% or less of our portfolio for securities rated between BBB and BBB+. At December 31, 2008 and 2007, we did not have an aggregate exposure to any single issuer of 3% or more of our shareholders’ equity, other than with respect to U.S. government and agency securities. At December 31, 2008 and 2007, all of the fixed maturities were investment grade with 80.0% and 78.6% rated AA- or better, respectively, with an overall weighted average rating of AA+, based on ratings assigned by S&P. Our fixed maturities are broadly diversified by industry and issuer concentration.

The duration target range for our fixed maturities is two to four years. The duration of a security is based on its maturity and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to use investment performance benchmarks that reflect this duration target. We manage asset durations to both maximize return given market conditions and provide sufficient liquidity to cover future loss payments. In a low interest rate environment, the overall duration of our fixed maturities tends to be shorter and in a high interest rate environment, such durations tend to be longer. At December 31, 2008 and 2007, our fixed maturities had an approximate average duration of 2.5 and 2.7 years, respectively. When incorporating our cash and cash equivalents into this calculation, the average duration at December 31, 2008 and 2007 is reduced to 2.1 and 2.5 years, respectively.

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

At December 31, 2008	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities:
U.S. government and agency	$1,314,944	$39,475	$(908)	$1,353,511
Non-U.S. government	314,275	19,731	(13,904)	320,102
Corporate debt	2,575,253	20,251	(479,363)	2,116,141
MBS	3,670,126	71,613	(266,643)	3,475,096
ABS	433,266	390	(52,650)	381,006
Municipals	363,770	6,479	(3,572)	366,677

Total fixed maturities	8,671,634	157,939	(817,040)	8,012,533

Equities:
Common stock	132,935	1,522	(48,620)	85,837
Preferred stock	31,395	-	(9,949)	21,446

Total equities	164,330	1,522	(58,569)	107,283

Total fixed maturities and equities	$8,835,964	$159,461	$(875,609)	$8,119,816

At December 31, 2007	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities:
U.S. government and agency	$1,032,441	$26,672	$(187)	$1,058,926
Non-U.S. government	264,109	20,712	(4,244)	280,577
Corporate debt	2,174,333	36,020	(60,687)	2,149,666
MBS	3,467,573	29,946	(15,304)	3,482,215
ABS	539,125	1,800	(8,145)	532,780
Municipals	823,947	3,792	(237)	827,502

Total fixed maturities	8,301,528	118,942	(88,804)	8,331,666

Equities:
Common stock	10,850	-	(3,104)	7,746

Total equities	10,850	-	(3,104)	7,746

Total fixed maturities and equities	$8,312,378	$118,942	$(91,908)	$8,339,412

The net unrealized losses on our fixed maturities and equities increased $743 million during 2008, comprising the following movements:

	Net unrealized Gain (Loss) at December 31, 2008	Net unrealized Gain (Loss) at December 31, 2007	Change

Fixed maturities:
U.S. government and agency	$38,567	$26,485	$12,082
Non-U.S. government	5,827	16,468	(10,641)
Corporate debt	(459,112)	(24,667)	(434,445)
MBS	(195,030)	14,642	(209,672)
ABS	(52,260)	(6,345)	(45,915)
Municipals	2,907	3,555	(648)

Total fixed maturities	(659,101)	30,138	(689,239)

Equities:
Common stock	(47,098)	(3,104)	(43,994)
Preferred stock	(9,949)	-	(9,949)

Total equities	(57,047)	(3,104)	(53,943)

Total fixed maturities and equities	$(716,148)	$27,034	$(743,182)

Approximately $116 million, or 16%, of the unrealized loss movement in the year was due to a strengthening U.S. dollar in the second half of 2008, in particular against the Euro and Sterling. This primarily impacted the corporate debt sector. The balance of the unrealized loss movement in 2008 was driven by the unprecedented widening of credit spreads during the year in the U.S. and European credit markets. In our corporate debt sector, the largest component of the unrealized loss increase related to medium-term notes, which provide access to European credit issuances. This asset class primarily comprises floating rate notes which we invest in to reduce the negative impact that raising interest rates have on other fixed maturities. During 2008, floating rate notes were negatively impacted by the widening of credit spreads but did not benefit from falling interest rates like corporate bonds. The increase in unrealized losses on our MBS and ABS portfolios were largely related to the non-agency home equity and CLO debt tranche sub-sectors.

Corporate debt:

At December 31, 2008, our corporate debt portfolio had an average credit rating of A, a duration of 3.1 years and a weighted average life of 4.5 years. The sector composition of our corporate debt securities at December 31, 2008 was as follows:

Sector Exposures	Fair Value	Net Unrealized Gain (Loss) at December 31, 2008	% of Fair Value of Total Fixed Maturities

Direct Financials	$1,075,084	$(100,515)	13.4%
Non Financials	754,321	(27,668)	9.4%
Medium-term notes	286,736	(330,929)	3.6%

Total	$2,116,141	$(459,112)	26.4%

Our direct financials sector exposures are primarily related to U.S. banks (34%), foreign banks (22%) and corporate finance (19%), with the remainder diversified across several other sub-sectors. Included in our financials sector is $98 million of FDIC guaranteed bonds. The weighted average credit rating of our financials at December 31, 2008 was A.

Our non-financial sector exposures are primarily related to communications (22%), consumer non-cyclicals (20%), consumer cyclicals (13%), electric (15%) and energy (14%), with the remainder diversified across several other sub- sectors. The weighted average credit rating of our financials at December 31, 2008 was A-.

Our medium-term notes are a highly diversified pool of fixed maturity securities with an average rating of A/A2. The medium-term notes use leverage and are broadly diversified by country and asset sector with the majority of the exposure consisting of corporate and sovereign debt. The medium-term notes provide exposure to floating rate securities which allows us to diversify away from the fixed rate exposure of other fixed maturity securities.

Mortgage-backed securities:

Our MBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. Non-agency residential mortgage backed securities (“RMBS”) represent 13.2% of our total RMBS portfolio. The average duration and weighted average life of our non-agency RMBS at December 31, 2008 was 0.3 years and 3.1 years respectively. Our non-agency RMBS portfolio primarily originates from years 2003 to 2007, from which 2005 is the largest component (32%). The average duration and weighted average life of our commercial mortgage backed securities (“CMBS”) at December 31, 2008 was 3.6 years and 4.5 years, respectively. Our non-agency CMBS portfolio primarily originates from years 2005 (26%), 2006 (22%) and 2007 (20%).

	Mortgage-backed securities
	Agency(a)	AAA	AA and below	Total

Residential	$2,353,490	$347,273	$11,234	$2,711,997
Commercial	12,261	738,678	12,160	763,099

Total	$2,365,751	$1,085,951	$23,394	$3,475,096

% of total	68%	31%	1%	100%

(a)	These represent securities backed by U.S. government-sponsored agencies.

Asset-backed securities:

The average duration and weighted average life of our ABS portfolio at December 31, 2008 was 0.6 years and 3.5 years, respectively. Our ABS securities primarily originate from years 2008 (27%), 2007 (26%) and 2006 (24%).

	Asset-backed securities
	AAA	AA	A	BBB and lower	Total

Auto	$107,719	$8,365	$546	$322	$116,952
Credit card	109,797	-	-	-	109,797
CLO(a)	1,298	-	22,889	11,036	35,223
Home equity	23,208	77	182	5,636	29,103
CDO(b)	4,540	277	1,181	4,714	10,712
Equipment	3,537	-	125	-	3,662
Other	75,557	-	-	-	75,557

Total	$325,656	$8,719	$24,923	$21,708	$381,006

% of total	85%	2%	7%	6%	100%

(a)	Collateralized loan obligation– debt tranche securities

(b)	Collateralized debt obligation

Sub-prime and Alternative-A securities:

Beginning in 2007, delinquencies and losses with respect to U.S. residential mortgage loans increased, particularly in the sub-prime sector. We define sub-prime related risk as any security that is backed by or contains sub-prime collateral even if that sub-prime component is incidental. We do not invest directly in sub-prime loans nor do we have any direct sub-prime investment commitments. Our exposure to the sub-prime sector within our fixed maturities relates to the collateral in our MBS and ABS securities (see above).

The following tables summarize our exposure to these investments within our direct investment portfolio at December 31, 2008, including net realized investment losses and impairments recorded in years ended December 31, 2008:

At December 31, 2008	Holdings at Fair Value	% of Total Shareholders’ Equity	Net Unrealized Loss	Realized Losses and Impairments

Sub-prime Agency MBS	$1,331	0.03%	$(13)	$-
Sub-prime Non-Agency MBS	817	0.02%	(120)	(4,078)
Sub-prime ABS	27,627	0.62%	(8,388)	(7,674)

Total Sub-prime	29,775	0.67%	(8,521)	(11,752)

Alternative-A Agency MBS	-	0.00%	-	-
Alternative-A Non-Agency MBS	96,457	2.16%	(32,135)	-
Alternative-A ABS	5,294	0.12%	(1,847)	-

Total Alternative-A	101,751	2.28%	(33,982)	-

Total Sub-prime and Alternative-A	$131,526	2.95%	$(42,503)	$(11,752)

At December 31, 2008, 92.7% of our investment in this sector was Agency rated or AAA. The duration and weighted average life of our sub-prime investments at December 31, 2008 were 0.1 years and 1.9 years, respectively, while the duration and weighted average life of our alternative-A investments at December 31, 2008 were 0.1 years and 2.8 years, respectively. At December 31, 2008, 58% of our sub-prime securities and 11% of our alternative-A securities, originated in 2006 and 2007.

Equity Securities

During 2008 we began funding an allocation to global equities. At December 31, 2008 we held $86 million and $21 million of common and non redeemable preferred stocks, respectively. Net unrealized losses of $57 million on our equity portfolio at December 31, 2008 were largely consistent with the decline in global markets in that period.

Other Investments

The composition of our other investment portfolio is summarized as follows:

At December 31,	2008		2007

Hedge funds	$251,787	51%	$277,757	44%
Credit funds	101,094	21%	194,241	30%
CLO - equity tranches	97,661	20%	120,596	19%
Short duration high yield fund	41,540	8%	45,647	7%

Total other investments	$492,082	100%	$638,241	100%

The movement in hedge funds and credit funds in the year reflect net subscriptions of $47 million and $57 million respectively, offset by the negative performance of these funds during 2008. Refer to “Net Investment Income and Net Realized Investment Gains/Losses”, above.

Securities Lending

As of December 31, 2008, we had outstanding securities lending agreements approximating $406 million (2007: $848 million). The proceeds from these agreements are primarily invested in cash equivalents rated A-1/P-1 and AAA rated short-term securities. As a response to current market conditions, we are currently winding down this lending program to reduce our risk profile.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage liquidity at both a holding company and subsidiary level. Although global market and economic conditions have been severely disrupted this year, we have maintained our strong financial and liquidity position.

Holding Company

We actively monitor the ability of AXIS Capital to finance dividend payments to ordinary and preferred shareholders, as well as service its long-term debt. AXIS Capital has no substantial assets of its own and its assets consist primarily of investments in its subsidiaries. The cash flows of AXIS Capital therefore depend primarily on dividends or other statutorily permissible payments from its subsidiaries. We believe the current dividend capacity of its subsidiaries provides AXIS Capital with sufficient liquidity into the foreseeable future. Refer to Item 8, Note 18, to the Consolidated Financial Statements for further information.

Operating Subsidiaries

Our subsidiaries’ consolidated sources of funds consist primarily of net premiums written, reinsurance recoverable, net investment income and proceeds from sales and maturities of investments. Funds are primarily used to pay claims, brokerage and commissions, operating expenses and taxes. After satisfying our cash requirements, excess cash flows are generally invested. Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially so, of the time claims are paid. The following table summarizes our cash flows from operating, investing and financing activities in the last three years:

Total cash provided by (used in)	2008	2007	2006

Operating activities	$1,525,725	$1,573,016	$1,613,305
Investing activities	(633,313)	(1,370,748)	(1,271,923)
Financing activities	(408,129)	(847,213)	289,525
Effect of exchange rate changes on cash	(59,819)	34,475	(28,310)

Increase (decrease) in cash and cash equivalents	$424,464	$(610,470)	$602,597

Note: See Consolidated Statements of Cash Flows included in Item 8, Financial Statements and Supplementary Data, of this report, for additional information.

•

Net cash flows from operating activities reflect net income for each year, adjusted for non-cash items and changes in working capital. Net income in 2008 of $387 million compared with $1,092 million in the prior year.

In 2008, significant adjustments included an increase in net loss reserves of $657 million (2007: $572 million) and changes in the fair value of other investments of $227 million (2006: ($23 million)). Net loss payments in 2008 of $944 million compared to $824 million in the prior year.

•

Net cash flows used in investing activities in 2008 included the net purchase of equities of $231 million. We began funding our global equity portfolio in the current year. The balance of our cash outflows from investing in 2008, and 2007, were principally used in the net purchase of fixed maturities. During the latter part of 2008, in response to deteriorating financial market conditions, we increased our asset-allocation to cash and cash equivalents, while reducing our net purchasing of fixed maturities. Refer to the “Cash and Investments” section above.

•

Net cash flows used in financing activities in 2008 primarily comprise share repurchases of $291 million (2007: $308 million), dividends paid on common shares of $106 million (2007: $111 million) and dividends paid on preferred shares of $37 million (2007: $37 million). Net cash outflows in 2007 also included the repayment of $400 million on a repurchase agreement used to fund a life settlements investment. A corresponding amount for the sale of the investment is included in our investing activities for 2007.

Our cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims, which can fluctuate significantly from period to period. Our diversified underwriting portfolio has demonstrated our ability to withstand catastrophic losses, and we have generated over $1.5 billion in operating cash flows in each of the last five years, despite the occurrence of multiple large hurricanes during this period. We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under most loss scenarios as well as our other contractual commitments through the foreseeable future. We expect our operating cash flows in 2009 will also benefit from a gradual improvement in re/insurance market conditions which we anticipate will benefit a number of our lines of business.

In the unlikely event that paid losses accelerated beyond our ability to fund such payments from operating cash flows, we would utilize our cash and cash equivalent balances or liquidate a portion of our investment portfolio. Our cash and cash equivalent balance at December 31, 2008 was over $1.8 billion. The asset-mix of our investment portfolio is heavily weighted towards conservative high quality and highly liquid securities. This includes $3.6 billion in U.S. government and agency backed securities, which we would expect to be able to liquidate within 1-5 days. At December 31, 2008, these securities were in a net unrealized gain position of $101 million. To provide some context to the information above, our modeled single occurrence 1-in-250 year period U.S hurricane probable maximum loss, net of reinsurance, is approximately $1.2 billion. Refer to the “Enterprise Risk Management” section of Item 1 for further information.

We regularly evaluate, through stress and scenario testing, our expected liquidity adequacy in extreme market and business conditions. We maintain contingent capital resources, which we evaluate on an ongoing basis. We currently maintain a $1.5 billion credit facility, the terms of which provide for direct borrowing of up to $500 million. At December 31, 2008, no borrowings were outstanding under the facility, although we had $567 million (2007: $306 million) of outstanding unsecured letters of credit. This facility expires in August 2010. Refer to Item 8, Note 10 (b) of our Consolidated Financial Statements, for additional information on our credit facility.

At December 31, 2008 and 2007, $173 million and $89 million, respectively, of cash and cash equivalents and investments were on deposit with various regulatory authorities to support our insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts, which generally take the place of letter of credit requirements, were $149 million and $143 million at December 31, 2008 and 2007, respectively. In addition, at December 31, 2008 and 2007, we held trust accounts of $1,455 million and $781 million, respectively, to meet regulatory requirements for our inter-company agreements. We do not anticipate that the restrictions from assets committed in trust accounts or on deposit will have an impact on our liquidity or our ability to carry out our normal business activities.

CAPITAL RESOURCES

In addition to common equity, we depend upon other external sources of finance such as debt, preferred shares and our credit facility to support our operating activities. Having sufficient capital allows us to take advantage of profitable opportunities, maintain our financial strength ratings and also comply with various local statutory regulations. We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. The following table summarizes our consolidated capitalization position for the periods indicated:

As at December 31,	2008	2007

Long-term debt	$499,368	$499,261

Preferred shares	500,000	500,000
Common equity	3,961,041	4,658,622

Shareholders’ equity	4,461,041	5,158,622

Total capitalization	$4,960,409	$5,657,883

Ratio of debt to total capitalization	10.1%	8.8%
Ratio of debt and preferred equity to total capital	20.1%	17.7%

Long-term debt: Long-term debt represents senior notes we issued during 2004. For further information refer to Item 8, Note 10 (a) of the Consolidated Financial Statements.

Preferred Shares: During 2005, we issued $250 million of series A and $250 million of series B Preferred shares. For further information refer to Item 8, Note 13 (b) of the Consolidated Financial Statements.

Common equity: Our common equity decreased by $698 million during 2008. The following table reconciles our opening and closing common equity positions:

Common equity - December 31, 2007	$4,658,622
Net income	387,376
Share repurchases	(291,003)
Change in accumulated other comprehensive income	(729,167)
Common share dividends	(120,909)
Preferred share dividends	(36,875)
Share-based compensation and other	92,997

Common equity - December 31, 2008	$3,961,041

The change in accumulated other comprehensive income largely relates to the movement in unrealized losses associated with our fixed maturities and equity securities, as discussed further in the “Cash and Investments” section.

Share repurchases

On December 7, 2006, our Board of Directors authorized a new share repurchase plan with the authorization to repurchase up to $400 million of our common shares to be effected from time to time in the open market or privately negotiated transactions. This repurchase plan expired on December 31, 2008. On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares. This repurchase plan is authorized to continue until December 31, 2009.

During 2008, we repurchased $291 million of our common shares, of which $283 million was made under our share repurchase plan, with the remaining $8 million repurchase to satisfy employees’ tax liabilities upon the vesting of restricted stock.

At December 31, 2008, approximately $212 million of repurchases were available under our share repurchase program. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. In light of current re/insurance market conditions, we do not anticipate significant share repurchases in 2009, although our plans may change depending on market conditions, our share price performance or other factors.

Shelf registrations

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

Financial strength ratings:

AXIS Capital and our insurance subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best and Moody’s Investors Service. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies as well as on our website.

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

On February 9, 2009, S&P raised the counterparty credit and financial strength rating of our operating subsidiaries to “A+” from “A”. At the same time, S&P raised the senior unsecured debt rating of AXIS Capital to “A-” from “BBB+”.

The following are the most recent financial strength and claims paying ratings from internationally recognized agencies in relation to our principal insurance and reinsurance subsidiaries:

Rating agency	Agency’s description of rating	Rating	Agency’s rating definition	Ranking of Rating
Standard & Poor’s	“A Standard & Poor’s issuer credit rating is a current opinion of an obligor’s overall financial capacity (its creditworthiness) to pay its financial obligations. This opinion focuses on the obligor’s capacity and willingness to meet its financial commitments as they come due.”	A + (Stable Outlook)	An obligor rated ‘A+’ has strong capacity to meet its financial commitments but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligors in higher-rated categories.	The “A” grouping is the third highest out of nine main ratings. Main ratings from “AA” to “CCC” are subdivided into three subcategories: “+” indicating the high end of the main rating; no modifier, indicating the mid range of the main rating; and “-” indicating the lower end of the main rating.

A.M. Best	“Best’s Financial Strength Ratings provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to policyholders.”	A (Stable Outlook)	Assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.	The “A” rating is the third highest out of fifteen rating levels.

Moody’s	“Moody’s Insurance Financial Strength Ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations.”	A2 (Stable Outlook)	Insurance companies rated A offer good financial security. However, elements may be present which suggest a susceptibility to impairment sometime in the future.	The “A2” rating is the sixth highest out of twenty-one ratings.

In addition, our $500 million of senior notes are assigned a senior unsecured debt rating of Baa1 (stable) by Moody’s Investors Service and A- (stable) by S&P. Our Series A and B preferred shares are rated Baa3 (stable) by Moody’s Investors Service and BBB by S&P.

COMMITMENTS AND CONTINGENCIES

The following table provides a breakdown of our contractual obligations by period due:

	At December 31, 2008
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss payments[1]	$6,244,783	$1,809,023	$2,011,984	$931,906	$1,491,870
Operating lease obligations[2]	88,465	14,854	28,602	22,792	22,217
Reinsurance purchase commitments[3]	46,244	46,244	-	-
Insurance-related derivative payment[4]	138,614	-	-	-	138,614
Financing activities
Senior notes (including interest payments)[5]	670,104	28,750	57,500	57,500	526,354

Total	$7,188,210	$1,898,871	$2,098,086	$1,012,198	$2,179,055

1.	Estimated gross loss payments. Given the limited loss payout pattern information specific to our experience, we have used industry data, on a line by line basis, to estimate our expected payments. The amount and timing of actual loss payments may differ materially from the estimated payouts in the table above. For further discussion refer to our Critical Accounting Estimates below.

2.	Operating lease obligations: We lease office space in the countries in which we operate under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business as required.

3.	Reinsurance purchase commitments: During 2008, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance.

4.	Insurance-related derivative payment: based on an estimated undiscounted indemnity payment due in September 2017 (refer to “Critical Accounting Estimate – Fair Value Measurements”); actual indemnity payment may differ materially.

5.	Senior notes (including interest payments): For further information on the repayment terms of amounts due on our senior unsecured debt refer to Item 8, Note 10 (a) “Debt and Financing Arrangements”, to the Consolidated Financial Statements.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

General

We believe the most significant judgment made by management is the estimation of our reserve for losses and loss expenses, which we also refer to as loss reserves. We are required by U.S. GAAP to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses (“ultimate losses”) under the terms of our policies and agreements with our insured and reinsured customers. Our loss reserves comprise the following components:

•	Case reserves - cost of claims that were reported to us but not yet paid, and

•	Reserves for incurred but not reported (“IBNR”) - anticipated cost of claims incurred but not reported.

Loss reserves also include an estimate of the expense associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. The following tables show our net loss reserves segregated between case reserves and IBNR and by segment at December 31, 2008 and 2007:

	2008			2007
At December 31,	Gross	Ceded	Net	Gross	Ceded	Net

Case Reserves	$2,055,027	$472,833	$1,582,194	$1,697,385	$480,354	$1,217,031
IBNR	4,189,756	905,797	3,283,959	3,889,926	876,539	3,013,387

Total	$6,244,783	$1,378,630	$4,866,153	$5,587,311	$1,356,893	$4,230,418

	INSURANCE
	2008			2007
At December 31,	Gross	Ceded	Net	Gross	Ceded	Net

Property and all other(1)
Case reserves	$813,552	$288,526	$525,026	$755,492	$356,977	$398,515
IBNR	574,221	112,745	461,476	715,562	143,330	572,232

	1,387,773	401,271	986,502	1,471,054	500,307	970,747

Liability
Case reserves	139,950	83,767	56,183	102,132	53,778	48,354
IBNR	649,223	347,642	301,581	613,770	323,939	289,831

	789,173	431,409	357,764	715,902	377,717	338,185

Professional Lines
Case reserves	225,878	100,540	125,338	134,677	69,599	65,078
IBNR	1,144,247	417,199	727,048	1,012,110	384,785	627,325

	1,370,125	517,739	852,386	1,146,787	454,384	692,403

Insurance Total
Case reserves	1,179,380	472,833	706,547	992,301	480,354	511,947
IBNR	2,367,691	877,586	1,490,105	2,341,442	852,054	1,489,388

Total	$3,547,071	$1,350,419	$2,196,652	$3,333,743	$1,332,408	$2,001,335

(1)	“All other” includes marine, terrorism, aviation, and credit and political risk lines of business.

	REINSURANCE
	2008			2007
At December 31,	Gross	Ceded	Net	Gross	Ceded	Net

Catastrophe, property and other
Case reserves	$437,889	$-	$437,889	$360,986	$-	$360,986
IBNR	471,501	-	471,501	428,858	-	428,858

	909,390	-	909,390	789,844	-	789,844

Credit and bond, motor and liability
Case reserves	313,027	-	313,027	259,878	-	259,878
IBNR	697,545	24,898	672,647	555,332	18,520	536,812

	1,010,572	24,898	985,674	815,210	18,520	796,690

Professional Lines
Case reserves	124,731	-	124,731	84,220	-	84,220
IBNR	653,019	3,313	649,706	564,294	5,965	558,329

	777,750	3,313	774,437	648,514	5,965	642,549

Reinsurance Total
Case reserves	875,647	-	875,647	705,084	-	705,084
IBNR	1,822,065	28,211	1,793,854	1,548,484	24,485	1,523,999

Total	$2,697,712	$28,211	$2,669,501	$2,253,568	$24,485	$2,229,083

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

The reserving process for our reinsurance operations is more complicated than for our insurance operations. For reported losses, we generally establish case reserves based on reports received primarily from brokers and also from ceding companies. With respect to contracts written on an excess of loss basis, we typically are notified of insured losses on specific contracts and record a case reserve for the estimated amount of the ultimate expected liability arising from the claim. With respect to contracts written on a pro rata basis, we typically receive aggregated claims information and record a case reserve based on this information. However, our pro-rata reinsurance contracts typically require that pre-defined large losses must be separately notified so that these losses can be adequately evaluated.

In deciding whether to provide treaty reinsurance, we carefully review and analyze the cedant’s underwriting and risk management practices to ensure appropriate underwriting, data capture and reporting procedures. We undertake an extensive program of cedant audits, utilizing outsourced legal and industry expertise when necessary. This allows us to review a cedant’s claims administration to ensure that its claim reserves are consistent with reinsured exposures, are adequately established and are properly reported in a timely manner, and to verify that claims are being handled appropriately. For those losses where we receive contract-specific loss notifications, our claims department evaluates each notification and, as discussed above, may record additional case reserves if claims are not considered to be adequately reserved by the ceding company. This requires considerable judgment. At December 31, 2008, additional case reserves were $106 million, or 5% of our total case reserves compared to $70 million, or 4%, respectively at December 31, 2007.

IBNR

IBNR reserves are necessary due to time lags between when a loss occurs and when it is actually reported and settled. This is often referred to as the “claim-tail”. Reporting lags arise from the use of intermediaries to provide loss reports, complexities in the claims adjusting process and other related factors. IBNR reserves are calculated by projecting our ultimate losses on each class of business and subtracting paid losses and case reserves.

Unlike case reserves, IBNR is generally calculated at an aggregate level and cannot usually be directly identified as reserves for a particular loss or contract. Our loss and premium data is aggregated by exposure class and by accident year (i.e. the year in which losses were incurred).

The evaluation process to determine our ultimate losses involves the collaboration of our underwriting, claims, internal actuarial, legal and finance departments, and includes various segmental committee meetings, culminating with the approval of a single point best estimate by senior management in our Group Reserving Committee. The evaluation process also includes consultation with an independent actuarial firm. The work performed by the actuarial firm is an important part of the process and we compare our recorded claims and claim expense reserves to those estimated by the actuarial firm to determine whether our estimates are reasonable.

On an annual basis, our independent actuarial firm performs work for the purpose of issuing an actuarial opinion on the reasonableness of our loss reserves for each of our operating subsidiaries. The actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm discusses its conclusions with management and presents its findings to our Board of Directors.

Reserving Methodology:

We primarily use the following actuarial methods in our reserving process:

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

•

Bornhuetter-Ferguson (“BF”): The BF method uses as a starting point an assumed IELR and blends in the loss ratio implied by the claims experience to date by using benchmark loss development patterns. This method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses.

•

Loss development (Chain Ladder): This method uses actual loss data and the historical development profiles on older accident years to project more recent, less developed years to their ultimate position. This method is appropriate when there is a relatively stable pattern of loss emergence and a relatively large number of reported claims.

The basis of our selected single point best estimate on a particular line of business is often a blend of the results from two or more methods (e.g. weighted averages). Our estimate is highly dependant on actuarial and management judgment as to which method(s) is most appropriate for a particular accident year and class of business. Our methodology changes over time as new information emerges regarding underlying loss activity and other factors.

Our Key Reserving Assumptions:

Implicit in the actuarial methodologies utilized above are two critical reserving assumptions; the selected IELR for each accident year and the expected loss development profiles. We regularly monitor these assumptions and, at each quarter end, undertake a full actuarial review. Any adjustments that result from this review are recorded in the quarter in which they are identified. The historic loss information we use is also assumed to be indicative of future loss development and trends.

The IELR selections in our insurance segment are primarily developed using industry benchmarks with varying degrees of weight given to our own historical loss experience within our short-tail lines of business (see below). We also give consideration to a number of other factors, including exposure trends, rate adequacy on new and renewal business, ceded reinsurance costs and our underwriters’ view of terms and conditions in the market environment. In our reinsurance segment, our IELR selections are based on a contract by contract review which incorporates information provided by clients together with estimates provided by our underwriters and actuaries concerning the impact of changes in pricing, terms and conditions and coverage. Our estimate of the impact of these changes includes assumptions which consider, among other things, the market experience of our independent actuarial firm.

Our loss development profiles are primarily developed using industry benchmarks with varying degrees of weight given to our own historical loss experience within certain lines of our short and medium-tail business. Having begun operations in late 2001 and having grown our business substantially since, the credibility of our own loss development profiles have generally been limited. Our development profiles are only adjusted when the weight of our own actual experience becomes sufficiently credible to identify deviations from the market based assumptions. As this happens, we will begin to incorporate the experience from these accident years in our actuarial analysis to determine future accident year expected loss ratios, adjusted for the occurrence or lack of large losses, changes in pricing, loss trends, terms and conditions and reinsurance structure. The most significant change made to our loss development profiles prior to this year was on our terrorism and aviation lines. In 2005, having observed a lack of claims development on these lines, we adjusted our loss development profiles to incorporate reporting that was more prompt than expected. The following section includes details of the various modifications to our development profiles during 2008.

Reserving by class of business:

The weight given to a particular actuarial method is dependent upon the characteristics specific to each class of business, including the types of coverage and the expected claim-tail.

Short-tail business:

Short-tail exposures describe classes of business for which losses are usually known and paid within a relatively short period after a loss event has occurred. Our short-tail lines include the majority of the property, terrorism and aviation lines of business within our insurance segment, together with the property and catastrophe lines of business within our reinsurance segment.

Due to the relatively short reporting development pattern for our short-tail lines, our estimate of ultimate losses responds quickly to the latest loss data. We therefore typically assign higher credibility to methods that incorporate actual loss emergence, sooner than would be the case for long-tail lines at a similar stage of development. The reserving process for losses arising from catastrophic events typically involves the determination by our claims department, in conjunction with our underwriters and actuaries, of our exposure and likely losses immediately following an event with subsequent refinement of those losses as our clients provide updated actual loss information. When a catastrophe event occurs, we review our contracts to determine those that could be potentially exposed to the event. We contact brokers and clients to determine their estimate of involvement and the extent to which their programs are affected. We may also use commercial vendor models to estimate loss exposures under the actual event scenario. As part of the underwriting process, we obtain exposure data from our clients, so that when an event occurs we can run the models to produce an estimate of the losses incurred by clients on programs that we insure or reinsure. Typically, we derive our estimate for the losses from a catastrophic event by blending all of the sources of loss information available to us. This estimate is derived by the claims team and, where there are no reported case reserves, we establish a separate provision for IBNR. Because much of our excess insurance and excess of loss reinsurance business has high attachment points, there is significant judgment required in estimating whether claims will exceed those attachment points. The inherent uncertainties relating to coverage and damage assessment on catastrophe events, together with our typically large line sizes, add to the complexity of estimating our potential exposure.

During 2008, we incurred net losses of $408 million on Hurricanes Ike and Gustav. Our current estimates for these hurricanes is based primarily on reported loss information from our clients, brokers and loss adjusters, supplemented by our review of in-force contracts, the output of industry models and a market share analysis. Industry-wide insured losses and our own loss estimates for Hurricanes Gustav and Ike are subject to change as claims continue to be reported and adjusted. Actual losses may ultimately differ materially from current loss estimates.

For accident year 2008, our short-tail lines were predominately established using the BF method which is apt to the low frequency, high severity nature of much of our business (which limits the usefulness of the Loss Development method). For our short-tail lines of business taken as whole, our overall loss trend assumptions have not differed significantly relative to prior years. Within our limited operating history, as well as experiencing significant business growth, our loss activity has generally been volatile, which has reduced the degree to which we can rely upon our own development trends from older accident years. Following actuarial reviews, we did however change the development profile on certain short-tail lines in 2008. Specifically, we updated the loss development profile of our aviation war and property lines managed by general agents to reflect a more accelerated profile, based on our review of historical data. The impact of favorable loss development in recent years did have some positive impact on our expected loss ratios for accident year 2008, although the impact of deteriorating rates within competitive markets generally offset this favorable effect.

For prior accident years, changes to ultimate loss estimates in 2008 were primarily the result of better than expected reported loss data rather than changes in underlying actuarial assumptions. For a detailed analysis of changes in our prior accident year reserves in 2008, refer to “Underwriting Results - Group - Prior Period Reserve Development”.

Medium-tail business:

Our medium-tail exposures include the majority of our aviation hull, energy offshore and credit and political risk lines of our insurance segment together with most of the credit and bond and engineering lines of our reinsurance segment. We generally use the IELR method on more recent accident years for these classes and the BF method on older accident years. The most significant change in loss assumptions on our medium-tail lines of business was on our credit and political risk line of business. In 2008, we refined the methodology used on the sovereign and corporate credit portion of our credit and political risk book. We updated the loss development profile on these lines to reflect a more accelerated loss development profile based on our historical experience. This change in reserving assumption also had a favorable impact on our prior year loss reserves. Refer to “Underwriting Results - Group - Prior Period Development” for further information.

Long-tail business:

Long-tail lines of business describe lines of business for which specific losses may not be known for some period. Our long tail exposures include most of our professional lines and liability lines of business as well as our motor reinsurance business. There are many factors contributing to the uncertainty and volatility of long-tail business, including the following:

•

Our historical loss data and experience is generally too immature and lacking in actuarial credibility to place reliance upon for reserving purposes. Instead, we place reliance on industry loss ratios and industry benchmark development profiles that we anticipate reflect the nature and coverage of our business and its future development. Actual loss experience is apt to differ from industry loss statistics that are based on averages as well as loss experience of previous underwriting years;

•	The inherent uncertainty around loss trends, claims inflation (e.g., medical and judicial) and underlying general economic conditions; and

•	The possibility of future litigation, legislative or judicial change that might impact future loss experience relative to prior loss experience relied upon in loss reserve analyses.

For our liability lines of business, we predominately use the IELR method across all accident years. Due to the long-term reporting and settlement period for liability business, additional facts regarding coverages written in prior years, as well as actual claims and trends may become known and, as a result, we may be required to adjust our reserves accordingly. During 2008, we strengthened our prior year liability reserves within both our insurance and reinsurance segment as a result of increased claims trends on certain contracts. Refer to “Underwriting Results – Group – Prior Period Reserve Development” for further information.

For our professional lines business, during 2008, we began to give weight to our own loss experience, in particular business written on a claims-made basis from accident years 2004 and prior, which has developed a reasonable level of credible data. As these older accident years mature further, we expect to move from a blend of the BF and IELR methods to using the BF only. For more recent accident years, we continue to use the IELR method, although our ultimate loss estimates for accident year 2007 and 2008 are weighted more heavily towards our expected loss exposure to the sub-prime lending credit crisis. Our reserves for sub-prime incorporate analyses by our claims personnel, actuaries and underwriters following a review of known notifications of potential loss, as well as a review of accounts that may have exposure to this area, but have not yet provided notice of a claim. Although our reserves provide for future deterioration in our exposure to the sub-prime crisis, while the crisis continues and as new information is reported, actual losses may ultimately differ materially from our current estimates. Refer to “Underwriting Results – Group” for further information.

Potential Volatility in Our Estimates

While we believe that our loss reserves at December 31, 2008 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses significantly greater or less than the reserves currently provided. The actual final cost of settling both claims outstanding at December 31, 2008 and claims expected to arise from unexpired period of risk is uncertain. As noted above there are many factors that may cause our reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.

The uncertainty in our reserve estimate is generally greater for a company like ours that has a somewhat limited operating history and therefore places some reliance upon industry benchmarks when establishing our loss reserve estimates. To reduce some of the uncertainty, management performs an analysis of additional factors to be considered when establishing our IBNR, intended to enhance our best estimate beyond quantitative techniques. At December 31, 2008, we recorded additional IBNR for uncertainties relating to the timing of the emergence of claims. Although time lags are incorporated within the actuarial methods discussed above, these rely on industry experience which may not be indicative of our business. For example, the low frequency, high severity nature of much of our business, together with the vast and diverse expanse of our worldwide exposures, may limit the usefulness of claims experience of other insurers and reinsurers for similar types of business.

The tables below quantify the impact on our gross loss reserves of reasonably likely scenarios to the key actuarial assumptions used to estimate our gross reserves at December 31, 2008. The changes to IELR selections represent percentage increases or decreases to our current IELR selections. The change to reporting patterns represents claims reporting that is both faster and slower than our current reporting patterns. The results show the cumulative increase (decrease) in our gross reserves across all accident years.

Insurance - Property and all other
	Initial Expected Loss Ratio
Reporting Pattern	5% lower	Unchanged	5% higher

3 months faster	$(85,383)	$(59,486)	$(33,722)
Unchanged	(28,043)	-	28,043
3 months slower	82,275	114,297	146,318

Insurance - Liability
	Initial Expected Loss Ratio
Reporting Pattern	10% lower	Unchanged	10% higher

6 months faster	$(88,676)	$(7,410)	$73,857
Unchanged	(82,314)	-	82,313
6 months slower	(75,130)	8,321	91,772

Insurance - Professional Lines
	Initial Expected Loss Ratio
Reporting Pattern	10% lower	Unchanged	10% higher

6 months faster	$(175,552)	$(39,378)	$96,796
Unchanged	(142,379)	-	142,379
6 months slower	(72,350)	29,906	177,894

Reinsurance - Catastrophe, Property and Other
	Initial Expected Loss Ratio
Reporting Pattern	5% lower	Unchanged	5% higher

3 months faster	$(56,270)	$(40,133)	$(23,914)
Unchanged	(17,711)	-	17,828
3 months slower	26,214	45,812	65,505

Resinsurance - Credit and Bond, Motor and Liability
	Initial Expected Loss Ratio
Reporting Pattern	10% lower	Unchanged	10% higher

6 months faster	$(118,277)	$(40,081)	$40,351
Unchanged	(79,206)	-	78,062
6 months slower	(41,711)	43,427	128,921

Reinsurance - Professional Lines
	Initial Expected Loss Ratio
Reporting Pattern	10% lower	Unchanged	10% higher

6 months faster	$(85,418)	$(17,136)	$51,490
Unchanged	(71,379)	-	71,683
6 months slower	(59,638)	15,132	90,390

It is not appropriate to add together the total impact for a specific factor or the total impact for a specific reserving line as the lines of business are not perfectly correlated. It is important to note that the variations set forth in the tables above are not meant to be a “best-case” or “worst-case” series of scenarios, and therefore, it is possible that future variations may be more or less than the amounts set forth above. While we believe these are reasonably likely scenarios, we do not believe the reader should consider the above sensitivity analysis an actual reserve range.

REINSURANCE RECOVERABLE BALANCES

Reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses and are presented net of a reserve for non-recoverability. At December 31, 2008 and 2007, reinsurance recoverable balances were $1,379 million and $1,357 million, respectively. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.

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

To estimate this valuation provision, we begin by applying case-specific valuation allowances against any reinsurance recoverable balances that we deem unlikely to collect in full. We also incorporate a default analysis based on the financial strength rating of the reinsurer. These percentages are based on historical industry default statistics developed by rating agencies. Lastly, we evaluate the overall adequacy of the valuation allowance for the total reinsurance recoverable balances based on qualitative and judgmental factors. Based on this process, at December 31, 2008, we recorded a valuation provision against reinsurance recoverable balances of $20 million (2007: $34 million). The reduction in the provision was due to the settlement of certain disputes with reinsurers during the year. We have not written off any significant reinsurance recoverable balances in the last three years.

See Item 8, Note 8 to the Consolidated Financial Statements for an analysis of reinsurance recoverable and valuation provision by segment. For an analysis of credit risk with respect to our reinsurance recoverable balances at December 31, 2008, refer to Item 8, Note 11, to the Consolidated Financial Statements.

PREMIUMS

Our revenue is generated primarily by gross premiums written from our underwriting operations. The basis for the amount of gross premiums recognized varies by the type of contract we write.

For the majority of our insurance business, we receive a flat premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium will be adjusted if the underlying insured values adjust. We actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable.

We also write business on a line slip basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Under Statement of Financial Accounting Standard No. 60 Accounting and Reporting By Insurance Enterprises, a company is permitted to book premium so long as it is reasonably estimable. We receive an initial estimate of the expected premium written from the client via the broker. This estimate has been derived by reference to one or more of the following: the historical premium volume experienced by the line slip; historical premium volume of similar line slips; and industry information on the underlying business. We may, if we believe appropriate, adjust the initial estimates provided by the broker to reflect management’s best judgments and expectations. This is most likely where the underwriter believes that the estimate is not prudent. Under these circumstances, we will generally recognize as revenue a lower than advised premium written estimate. We actively monitor the development of actual reported premium to the original estimates.

Where actual reported premium deviates from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premium in the period in which the determination was made. During 2008, 2007 and 2006, line slip premium accounted for 2%, 3% and 3%, respectively, of total gross premiums written. Our line slip contracts are predominately written in the property, marine, credit and political risk, and aviation lines of business of our insurance segment. Our historical experience has shown that estimated premiums from line slip contracts have varied and have been adjusted by up to approximately 10%, although larger variations, both positive and negative, are possible. A 10% variation in the our line slip premiums receivable balance at December 31, 2008, after considering the related expected losses and loss expenses and acquisition costs, would increase or decrease our pre tax net income by approximately $3 million.

In our credit and political risk line of business, we write certain policies on a multi-year basis for which premiums are generally payable in annual installments. We record premiums written at the inception of the policy based on our best estimate of total premiums to be received. We do not include premiums for later periods during which the client has the ability to unilaterally commute or cancel coverage. The average duration of the outstanding unearned premiums written at December 31, 2008 was 5.4 years.

For our reinsurance business, we write contracts on both an excess of loss basis and a proportional basis. For excess of loss contracts, the amount of premium is usually contractually documented at inception and no management judgment is necessary. For such contracts, a deposit premium is generally contractually specified and is payable during the contract period. After the contract has expired, a premium adjustment is calculated, which is based on the underlying exposure of the ceded business. We record the deposit premium at the inception of the contract and record adjustments in the periods in which they are reasonably determinable.

For business written under a proportional contract, similar to our line slip business, we are able to reasonably estimate the premium written by reference to an initial estimate of expected ceded premium received from our clients. In most cases, the treaties are not new and the client can use historical experience to estimate the amount of premium. We may adjust the initial estimate of premium, and any adjustment is usually a result of the underwriter’s prior experience with a client. During 2008, 2007 and 2006, proportional premiums accounted for 16%, 13% and 14%, respectively, of total gross premiums written. Our proportional contracts are predominately written in our reinsurance segment and within our property, professional lines and casualty lines of business. Our historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 10%, although larger variations, both positive and negative, are possible. A 10% variation in the our proportional premiums receivable balance at December 31, 2008, after considering the related expected losses and loss expenses and acquisition costs, would increase or decrease our pre tax net income by approximately $5 million.

Reinstatement premiums for our insurance and reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management’s best judgment, as described above in “Reserves for Losses and Loss Expenses.”

Our premiums are earned over the period during which we are exposed to the insured or reinsured risk. Generally, this period equates to the contract period, except for contracts written on a line slip or proportional basis. For line slip and proportional business, the earning period is generally twice the contract period as some of the underlying exposures may attach towards the end of our contracts, and such underlying exposures generally have a one year coverage period.

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

Pricing Services

At December 31, 2008, pricing for approximately 87% of our total fixed maturities was based on prices provided by nationally recognized independent pricing services (73% index providers and 14% pricing vendors). Generally, pricing services provide pricing for less-complex, liquid securities based on market quotations in active markets. For fixed maturities that do not trade in an active quoted market, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2008, we have not adjusted any pricing provided by independent pricing services (see Management Pricing Validation below).

U.S. Treasury securities are liquid and trade in an active market; accordingly, we have classified U.S. Treasuries as Level 1. We have classified all the remaining fixed maturities priced by pricing services as Level 2.

Broker-Dealers

Generally, we obtain quotes directly from broker-dealers who are active in the corresponding markets when prices are unavailable from independent pricing services. This may also be the case if the pricing from these pricing services is not reflective of current market levels, as detected by our pricing control tolerance procedures. At December 31, 2008, approximately 8% of our fixed maturities were priced by broker-dealers. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker-dealers are all non-binding.

Given the severe credit market dislocation experienced in 2008, it has been more challenging for broker-dealers to observe actual trades due to the lack of liquid and active secondary markets. The market illiquidity has been evidenced by a significant decrease in the volume of trades relative to historical levels and the significant widening of the bid-ask spread in the brokered markets, in particular for our sub-prime, Alt-A, and certain CMO securities. These securities accounted for less than 1% of our total fixed maturity portfolio. To price these securities, although thinly traded, the broker-dealers may consider both pricing from recent limited trades (market approach) and discounted cash flows (income approach) using significant observable market inputs. The evaluation of whether or not actual transactions in the current financial markets represent distressed sales requires significant management judgment. We do not believe quotes received from broker-dealers reflect distressed transactions that would warrant an adjustment to fair value based on obtaining sufficient relevant observable market data to corroborate these quotes (see Management Pricing Validation below).

At December 31, 2008, we have not adjusted any pricing provided by broker-dealers and have classified these securities as Level 2.

Other Pricing Sources

For certain securities within our corporate bond portfolio such as medium-term notes, we use prices provided by independent administrators which are marked to market daily. Pricing is based on the mid point of the bid-ask quotes, where available; otherwise it is obtained from a sample of non-binding quotes from broker-dealers in active markets. For medium-term notes, we have full transparency with respect to their underlying securities, and therefore we can corroborate the pricing received with relevant observable market data. Accordingly, these securities were also classified as Level 2.

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

Other Investments

We have one open-end short-duration high yield fund with daily liquidity that is measured using the net asset value as reported by Bloomberg. We have classified this fund as Level 2.

For hedge and credit funds, we measure fair value by obtaining the net asset value as advised by our external fund manager or third party administrator, which involves limited management judgment. For any funds that we did not receive a December 31, 2008 net asset value, we recorded an estimate of the change in fair value for the latest period based on return estimates obtained from the fund managers. Accordingly, we did not have a reporting lag in our fair value measurement for these funds at December 31, 2008. The financial statements of each fund in our portfolio are generally prepared using fair value measurement for the underlying investments and generally are audited annually. In addition to reviewing these audited financial statements, we regularly review fund performance directly with the fund managers and perform qualitative analysis to corroborate the reasonableness of the reported net asset values. Certain of these funds have lock-up and other redemption provisions which limit our ability to liquidate these funds in the short term. As these provisions are common in the investment industry, we do not believe a market participant would apply a significant discount, if any, to the reported net asset value; accordingly, we have not reflected such adjustment in the fair value of these funds. We have classified the hedge and credit funds as Level 3 within the fair value hierarchy as we do not have full access to the underlying investment holdings for most of the funds to enable us to corroborate the fair value measurement used by the fund managers. For the year ended December 31, 2008, we recorded a decrease in fair value on these funds of $222 million due to market conditions as previously noted. For the year ended December 31, 2007, we recorded an increase in fair value on these funds of $22 million. The changes in fair value were included in our net investment income.

We have also invested in equity tranche CLO securities (also known as “cash flow CLOs” in the industry). For these securities, we estimate fair value based on observable relevant trades in active secondary markets where available or the use of our internal valuation model where the market is inactive. In line with the illiquidity in the credit markets, equity tranche CLOs were thinly traded in the secondary markets at December 31, 2008. The limited number of cash flow CLO trades that we observed at or near December 31, 2008, was not similar to our CLOs, and therefore, these trades did not represent relevant observable secondary market data. As a result, we continue to rely on the use of our internal assumptions with respect to the expected future cash flows and the effective yield to discount these cash flows to estimate the fair value of our cash flow CLOs. The significant assumptions used in calculating the effective yield are default and recovery rates, collateral spreads, and prepayments. Of these assumptions, the default rate is the most sensitive and judgmental input. The current market default rate of approximately 4% (as reported by S&P for speculative-grade securities) is lower than the average default rates assumed in our models; however, we currently believe that a market participant would adjust the current default rates to our assumed average default rates over the life of our CLOs. Due to the use of significant unobservable inputs in our valuation models for our cash flow CLOs, we have classified these securities as Level 3.

As previously noted, the primary risk to our cash flow CLOs is an increase in defaults or credit rating downgrades which would most likely reduce the valuation of the underlying collateral of the CLO structure and may lead to failing the over-

collateralization test (“OC test”) of the debt tranches. In the event of an OC test failure, all subsequent cash flows are diverted from the equity holder to the debt tranche holders until the earlier of a) the debt principal is repaid or b) the OC test is met. During 2008 we have observed that all of our cash flow CLOs have performed and continue to pay equity cash flows as anticipated except for one cash flow CLO. For the latter, the OC test failed during 2008 and accordingly the cash flows are currently diverted to the debt tranche; however, the underlying collateral continues to perform. We have incorporated this event in our estimated fair value calculation at December 31, 2008. As a sensitivity analysis of our estimated fair value, we believe it is reasonably likely that our estimated fair value of our cash flow CLOs could further deteriorate by $18 million based on using a market default rate of 9.6%. This default rate represents S&P’s pessimistic 12-month forward forecast for U.S. speculative-grade default rate at December 31, 2008.

Derivative Instruments

Foreign currency forward contracts and options

The foreign currency forward contracts and options we use to economically hedge currency risk are characterized as over-the-counter (“OTC”) due to their customized nature, and the fact that they do not trade on a major exchange. These instruments are valued using market transactions and other market evidence whenever possible, including market-based inputs to models. Forward contracts trade in a very deep and liquid market, providing substantial price transparency, while our vanilla currency options are priced using a Black-Scholes option-pricing model. This model is a widely-accepted pricing source, and requires the use of transparent market inputs to calculate values, involving minimal management judgment. Accordingly, we have classified these derivatives as Level 2.

Insurance derivative contract

In September 2007 we issued a policy which indemnifies a third party in the event of a non-payment of a $400 million asset-backed note (“Note”). This Note has a 10 year term with the full principal amount due at maturity and is collateralized by a portfolio of life settlement contracts held by a special purpose entity (SPE). We concluded that this contract was a derivative instrument and accordingly we have recorded it at its fair value. As there is no observable market transaction for this insurance product, we developed an internal valuation model to estimate its fair value.

Our valuation model incorporates all significant expected cash flows in the underlying SPE to estimate the potential indemnity amount on the insured Note due in 2017. This estimated indemnity payment with an appropriate risk margin, net of our contractual premiums for providing the indemnity, are then discounted using the risk free yield curve, adjusted for counterparties’ credit risk.

The most significant and subjective inputs in our valuation model are:

•

the timing of the receipt of death benefits as well as the amount of premiums to be paid to maintain the policies in force, both of which are directly correlated to life expectancy (“LE”) assumptions for a portfolio of 188 lives;

•	the proceeds of selling the unmatured settlement contracts in 2017; and

•	the risk margin that a market participant would require for providing this indemnity.

To select our LE assumptions at December 31, 2008, we analyzed the actual longevity experience of the above portfolio as well as emerging LE data for the life settlement industry. Because the life settlement industry is relatively in its infancy stage and the LE data sample is limited, there is significant judgment in selecting the LE assumptions for the 186 remaining lives.

These LE assumptions are also used to estimate the proceeds of selling the unmatured settlement contracts. The calculation of these proceeds is also inherently judgmental as the marketplace for the remaining life settlement contracts in 2017 (the year the Note matures) can be significantly different than at December 31, 2008.

The risk margin for this contract is also inherently subjective given the bespoke nature of this indemnity contract. The selection of our risk margin is influenced by indicative LE data and the actual longevity experience for the above portfolio. From the inception of our insurance policy to December 31, 2008, we observed that the actual experience for the above portfolio was lagging our expectations. This lag represented an increase in life expectancy of approximately seven months and contributed to the increase of $53 million to the derivative liability balance at December 31, 2008 from December 31, 2007, which was partially offset by $12 million of favorable movements in interest rates and credit spreads as well as other items. The actual indemnity payment in 2017, if any, may differ materially from the $63 million derivative liability that we have recorded at December 31, 2008.

Due to the size of the above portfolio, its actual longevity experience is likely to vary significantly, positively or negatively, from current observable life settlement industry trends. However, if our current lagging experience continues in 2009, we believe it is reasonably likely that we could experience an extension of between 3 months and 18 months to the current life expectancy for the remaining 186 lives in the near term. In this event, our estimated fair value of the insurance derivative contract liability could increase by between $23 million and $132 million from the current amount. Because we use significant unobservable inputs in estimating the fair value derivative liability, we have classified it as Level 3 in the fair value hierarchy.

Refer to Item 8, Note 6 of the Consolidated Financial Statements for summary of all of our financial assets and liabilities measured at fair value at December 31, 2008 by FAS 157 hierarchy.

OTHER-THAN-TEMPORARY IMPAIRMENTS (“OTTI”)

The significant disruptions in the global capital markets in 2008 have led to significant widening of credit spreads in the credit markets and volatile equity markets. Consequently we experienced significant declines in the fair value of many investment securities. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and Statement of Position 115-1/124-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments, we review quarterly whether a decline in the fair values of our available-for-sale (AFS) securities below their amortized costs is other-than-temporarily impaired. The OTTI assessment is inherently judgmental, especially where securities have experienced severe declines in fair value in a short period.

Our OTTI review process is a rigorous quantitative and qualitative approach. We identify securities for review based on credit quality, relative health of industry sector, yield analysis, security performance and topical issues. For identified securities, we prepare a fundamental analysis at the security level and consider the following qualitative factors:

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

Fixed Maturities

In addition to the above, we have established parameters for identifying potential impaired securities for further qualitative analysis. One such trigger event is when a debt security’s fair value is 20% less than its amortized cost for nine consecutive months. Our OTTI review process for credit risk excludes all fixed maturities guaranteed by the U.S. government and its agencies because we anticipate these securities will not be settled below amortized costs. We conclude that a fixed maturity security is other-than-temporarily impaired if it is probable that we will not be able to collect all amounts due under the security’s contractual terms or where we do not have the intent to hold the security until its recovery, which could be at its maturity. We use this same OTTI model for our perpetual preferred securities that possess significant “debt-like” characteristics, consistent with the SEC’s Office of the Chief Accountant views on the application of the OTTI guidance in FAS 115, Accounting for Certain Investments in Debt and Equity Securities, (“FAS 115”) as outlined in their letter to the FASB in October 2008.

In accordance with FASB Staff Position EITF 99-20-1, Amendments to Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20, effective December 31, 2008, the OTTI review for our securitized financial assets was based on using the same above OTTI model used for our debt securities under FAS 115.

Equities

In addition to the above, we have also established parameters for identifying potential impaired equity securities based on the severity of the decline in value and the duration of the loss. One parameter we use is when an equity security’s fair value is 20% less than its cost for twelve consecutive months. As an equity security does not have a maturity date, the forecasted recovery is inherently more judgmental than for a fixed maturity. We recognize an OTTI charge for an equity security when we will not recover its cost over the forecasted recovery period or do not intend to hold the security until the forecasted recovery.

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

OTTI Charge

When we determine that an AFS security is other-than-temporarily impaired, the security is written down to fair value, and the amount of the impairment is included in net realized investment gains/losses in our Consolidated Statements of Operations. The fair value then becomes the new cost basis of the security as if the security has been purchased on the measurement date of the OTTI. Subsequent to the recognition of an OTTI charge for a debt security, the yield is reset based on the adjusted amortized cost, which generally results in a higher yield to maturity and higher net investment income in subsequent periods. For an impaired equity security, its subsequent recovery in fair value is recognized as realized gains only at disposition.

During 2008, 2007, and 2006 we recorded a total OTTI charge of $78 million, $9 million and $5 million, respectively. Refer to the Net Investment Income and Net Realized Investment Gains/Losses section of the MD&A for further details.

Sensitivity Analysis

The determination of an OTTI for a security is inherently judgmental, even more so during the current turmoil in the credit and financial markets. In the last quarter of 2008, we have witnessed unprecedented global government actions to stabilize the financial markets and restore credit availability, liquidity and confidence. Although these actions are promising to stimulate inter-bank lending and the commercial paper markets in order to bring an end to the current credit crisis, there is no assurance that the above actions will be effective. Accordingly, should the current credit crisis prevail for several more months, it is reasonably likely that some of the current unrealized loss position on our AFS investments will become an OTTI charge in future periods, which could be material to our future earnings. However, this will not have an impact on our book value as the unrealized losses are currently recorded as a reduction to our shareholders’ equity.

The following table summarizes all of our AFS fixed maturities and equity securities for which fair value is less than 80% of amortized cost (cost for equities) at December 31, 2008, the gross unrealized investment loss by length of time of those securities have continuously been in an unrealized loss position (in millions):

	Periods For Which Fair Value Is Less Than 80% of Amortized Cost
	Less than 3 months	3 months and less than 6 months	6 months and less than 9 months	Greater than 9 months	Total

Fixed maturities	$(441)	$(146)	$(135)	$(13)	$(647)
Equities	(47)	(9)	(3)	(3)	(54)

Total	$(488)	$(154)	$(138)	$(16)	$(701)

Generally, the above unrealized loss aging table provides an indication of potential future OTTI charges if there is no significant improvement in the financial markets and we no longer have the intent and ability to hold the temporary impaired securities until the anticipated recovery. See above “Sales of Temporarily Impaired Invested Assets”.

At December 31, 2008, our total gross unrealized loss on our AFS investments was $876 million. Given our current financial position (as noted in Liquidity and Capital Resources), we have the ability and intent to hold these securities until a recovery of fair value to amortized cost or cost.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8, Note 2 (l) to the Consolidated Financial Statements for a discussion on recently issued accounting pronouncements not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2008, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of the SEC’s Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our Balance Sheets include a substantial amount of assets and, to a lesser extent, liabilities whose fair values are subject to market risks. Market risk represents the potential for an economic loss due to adverse changes in the fair value of a financial instrument. We are principally exposed to four types of market related risk: interest rate risk, credit spread risk, equity price risk and foreign currency risk.

The following provides a sensitivity analysis on the potential effects that market risk exposures could have on the future earnings, fair values or cash flows of our material financial instruments, resulting from one or more selected hypothetical changes in market rates or prices over a selected time. The hypothetical changes below reflect what we consider as being reasonably possible near-term changes in market rates and prices. “Near-term” means a period of time going forward up to one year from the date of the consolidated financial statements. The hypothetical changes do not reflect what could be deemed the best or worst case scenarios.

INTEREST RATE RISK

Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturities. As interest rates rise, the fair value of our fixed maturities falls, and the converse is also true. We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our fixed maturities at December 31, 2008. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for MBS and ABS securities. Prepayment risk results from potential accelerated principal payments that shorten the average life, and therefore the expected yield of the security. The results of this analysis are summarized in the table below.

As at December 31, 2008	Interest Rate Shift in Basis Points
	-100	-50	0	+50		+100

Total Fair Value	$8,263,301	$8,169,548	$8,012,533	$7,946,561		$7,825,040
Fair Value Change from Base	3.1%	2.0%	-	(0.8%	)	(2.3%	)
Change in Unrealized Value	$250,768	$157,015	$-	$(65,972)		$(187,493)

As at December 31, 2007	Interest Rate Shift in Basis Points
	-100	-50	0	+50		+100

Total Fair Value	$8,562,484	$8,450,445	$8,331,666	$8,214,377		$8,089,551
Fair Value Change from Base	2.77%	1.43%	-	(1.41%	)	(2.91%	)
Change in Unrealized Value	$230,818	$118,779	$-	$(117,289)		$(242,115)

We manage interest rate risk by selecting fixed maturities with durations, yields, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Refer to ‘Cash and Investments’ section above, for a discussion of target and actual durations on our investment portfolios and a discussion on risk management techniques, respectively.

EQUITY PRICE RISK

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with the MFCI World Free index and changes in that index would approximate the impact on our portfolio. The fair value of our equity securities at December 31, 2008 was $107 million. The impact of a 20% decline in the overall market prices of our equity exposures is $21 million, on a pre-tax basis.

Our hedge funds have significant exposure to equity strategies with net long positions that have been impacted by the negative returns in this sector during 2008. The impact of a 15% decline in the fair value of our hedge funds at December 31, 2008 is $38 million, on a pre-tax basis.

CREDIT SPREAD RISK

Fluctuations in credit spreads have a direct impact on the market valuation of our fixed maturities. A credit spread is the difference between the yield on the fixed maturity security of a particular borrower (or a class of borrowers with a specified credit rating) and the yield of similar maturity U.S. Treasury fixed maturity. As credit spreads widen, the fair value of our fixed maturities falls, and the converse is also true. The following table summarizes the effect of an immediate, parallel shift in credit spreads in a static interest rate environment at December 31, 2008:

As at December 31, 2008	Credit spread Shift in Basis Points
	-200	-100	0	100		+200

Total Fair Value	$8,424,377	$8,218,455	$8,012,533	$7,806,611		$7,600,689
Fair Value Change from Base	5.1%	2.6%	-	(2.6%	)	(5.1%	)
Change in Unrealized Value	$411,844	$205,922	$-	$(205,922)		$(411,844)

As at December 31, 2007	Credit spread Shift in Basis Points
	-200	-100	0	100		+200

Total Fair Value	$8,781,576	$8,556,621	$8,331,666	$8,106,711		$7,881,756
Fair Value Change from Base	5.4%	2.7%	-	(2.7%	)	(5.4%	)
Change in Unrealized Value	$449,910	$224,955	$-	$(224,955)		$(449,910)

As the performance of our credit funds are driven by the valuation of the underlying bank loans, these funds are also exposed to credit spreads movement. The impact of a 15% decline in the fair value of our credit funds at December 31, 2008 is $15 million, on a pre-tax basis.

FOREIGN CURRENCY RISK

Foreign exchange risk represents the risk of loss due to movements in foreign currency exchange rates. Through our subsidiaries and branches located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of non-U.S. currencies. As our reporting currency is the U.S. dollar, fluctuations in foreign currency exchange rates will have a direct impact on the valuation of our assets and liabilities denominated in local currencies.

We manage foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts and currency options. Foreign currency forward contracts do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. For further information on the accounting treatment of our foreign currency derivatives, refer to Item 8, Note 9, of the Consolidated Financial Statements.

The table below provides a summary of our net foreign currency risk exposure at December 31, 2008 and December 31, 2007, as well as foreign currency derivatives in place to manage this exposure:

At December 31, 2008	Euro	Sterling	Other	Total

Net assets denominated in foreign currencies, excluding derivatives	$460,945	$75,288	$76,020	$612,253
Total currency derivative amount(1)	(598,345)	(24,210)	(1)	(622,556)

Net foreign currency exposure	$(137,400)	$51,078	$76,019	$(10,303)

As a percentage of total shareholders’ equity	(3.1% )	1.1%	1.8%	(0.2% )
Pre-tax impact on equity of hypothetical
10% movement of the U.S. dollar(2)	$(12,491)	$4,643	$6,911	$(937)

(1)

Total currency derivative amount excludes short calls options (see Item 8, Note 9 “Derivative Instruments”) as a hypothetical 10% increase in the movement of the U.S. dollar would not have an impact on pre-tax income.

(2)	Assumes 10% change in U.S. dollar relative to the other currencies.

At December 31, 2007	Euro	Sterling	Other	Total

Net assets denominated in foreign currencies, excluding derivatives	$587,603	$212,183	$62,878	$862,664
Total currency derivative amount	123,736	(89,889)	(11,330)	22,517

Net foreign currency exposure	$711,339	$122,294	$51,548	$885,181

As a percentage of total shareholders’ equity	13.8%	2.4%	1.0%	17.2%
Pre-tax impact on equity of hypothetical
10% movement of the U.S. dollar(1)	$64,667	$11,118	$4,686	$80,471

(1)	Assumes 10% change in U.S. dollar relative to the other currencies.

In late 2007, based on our macro economic views on the directional of the U.S. currency for 2008 we maintained a long position exposure to the Euro and Sterling currencies. During 2008, we began to reduce these currencies exposures through a hedging program (see Item 8, Note 9 “Derivative Instruments”). At December 31, 2008, we had a short exposure to the Euro currency in anticipation of additional premiums written denominated in Euro during the January 2009 reinsurance renewal, which will eliminate this short exposure.

For an analysis of the Value at Risk of our cash and investment portfolio at December 31, 2008 and 2007, refer to the “Enterprise Risk Management” section in Item 1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche

Hamilton, Bermuda

February 24, 2009

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2008: $8,671,634; 2007: $8,301,528)	$8,012,533	$8,331,666
Equity securities, available for sale, at fair value (Cost 2008: $164,330; 2007: $10,850)	107,283	7,746
Other investments, at fair value	492,082	638,241

Total investments	8,611,898	8,977,653
Cash and cash equivalents	1,697,581	1,273,117
Restricted cash and cash equivalents	123,092	59,804
Accrued interest receivable	79,232	87,338
Insurance and reinsurance premium balances receivable	1,185,785	1,231,494
Reinsurance recoverable balances	1,304,551	1,280,295
Reinsurance recoverable balances on paid losses	74,079	76,598
Deferred acquisition costs	273,096	276,801
Prepaid reinsurance premiums	279,553	242,940
Securities lending collateral	412,823	865,256
Net receivable for investments sold	-	86,356
Goodwill and intangible assets	60,417	61,653
Other assets	180,727	156,004

Total assets	$14,282,834	$14,675,309

Liabilities
Reserve for losses and loss expenses	$6,244,783	$5,587,311
Unearned premiums	2,162,401	2,146,087
Insurance and reinsurance balances payable	202,145	244,988
Securities lending payable	415,197	863,906
Senior notes	499,368	499,261
Other liabilities	233,082	175,134
Net payable for investments purchased	64,817	-

Total liabilities	9,821,793	9,516,687

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2008: 136,212; 2007: 142,520 shares issued and outstanding)	1,878	1,850
Additional paid-in capital	1,962,779	1,869,810
Accumulated other comprehensive (loss) income	(706,499)	22,668
Retained earnings	3,198,492	2,968,900
Treasury shares, at cost (2008: 14,243; 2007: 5,466 shares)	(495,609)	(204,606)

Total shareholders’ equity	4,461,041	5,158,622

Total liabilities and shareholders’ equity	$14,282,834	$14,675,309

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(in thousands, except for share amounts)
Revenues
Net premiums earned	$2,687,181	$2,734,410	$2,694,270
Net investment income	247,237	482,873	407,100
Net realized investment (losses) gains	(85,267)	5,230	(25,702)
Other insurance related (loss) income	(38,667)	3,911	2,893

Total revenues	2,810,484	3,226,424	3,078,561

Expenses
Net losses and loss expenses	1,712,766	1,370,260	1,425,855
Acquisition costs	366,509	384,497	386,959
General and administrative expenses	335,758	303,831	268,396
Foreign exchange gains	(43,707)	(16,826)	(32,505)
Interest expense and financing costs	31,673	51,153	32,954

Total expenses	2,402,999	2,092,915	2,081,659

Income before income taxes	407,485	1,133,509	996,902
Income tax expense	20,109	41,491	33,842

Net income	387,376	1,092,018	963,060

Preferred share dividends	36,875	36,775	37,295

Net income available to common shareholders	$350,501	$1,055,243	$925,765

Weighted average common shares and common share equivalents:
Basic	140,322	147,524	149,745

Diluted	155,320	164,515	164,394

Earnings per common share:
Basic	$2.50	$7.15	$6.18

Diluted	$2.26	$6.41	$5.63

Cash dividends declared per common share	$0.755	$0.68	$0.615

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(in thousands)
Net income	$387,376	$1,092,018	$963,060
Other comprehensive income (loss), net of tax:
Supplemental Executive Retirement Plans (SERPs):
Change in the unrecognized prior service cost	2,522	2,465	(484)
Net actuarial loss	(3,951)	-	-
Available-for-sale investments:
Unrealized (losses) gains arising during the period	(818,989)	70,377	22,517
Adjustment for re-classification of investment losses (gains) realized in net income	91,251	(5,536)	15,630

Comprehensive (loss) income	$(341,791)	$1,159,324	$1,000,723

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(in thousands)
Common shares (shares outstanding)
Balance at beginning of period	142,520	149,982	148,831
Shares issued, net	2,469	791	1,162
Shares repurchased for treasury	(8,777)	(5,466)	-
Shares repurchased and cancelled	-	(2,787)	(11)

Balance at end of period	136,212	142,520	149,982

Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,850	1,875	1,861
Shares issued	28	10	14
Shares repurchased and cancelled	-	(35)	-

Balance at end of period	1,878	1,850	1,875

Additional paid-in capital
Balance at beginning of period	1,869,810	1,929,406	1,886,356
Shares issued	2,448	1,385	305
Shares repurchased and cancelled	-	(103,469)	(335)
Stock options exercised	23,641	7,503	17,411
Share-based compensation expense	66,880	34,985	25,669

Balance at end of period	1,962,779	1,869,810	1,929,406

Accumulated other comprehensive income (loss)
Balance at beginning of period	22,668	(44,638)	(77,798)
Unrealized (depreciation) appreciation on fixed maturities and equities	(735,074)	67,238	38,326
Net adjustments on the SERPs	(1,429)	2,465	(484)
Change in deferred taxes	7,336	(2,397)	(179)

	(706,499)	22,668	(40,135)
Adjustment to initially apply FASB No. 158	-	-	(4,503)

Balance at end of period	(706,499)	22,668	(44,638)

Retained earnings
Balance at beginning of period	2,968,900	2,026,004	1,201,932
Net income	387,376	1,092,018	963,060
Series A and B preferred share dividends	(36,875)	(36,775)	(37,295)
Common share dividends	(120,909)	(112,347)	(101,693)

Balance at end of period	3,198,492	2,968,900	2,026,004

Treasury shares, at cost
Balance at beginning of period	(204,606)	-	-
Shares repurchased for treasury	(291,003)	(204,606)	-

Balance at end of period	(495,609)	(204,606)	-

Total shareholders’ equity	$4,461,041	$5,158,622	$4,412,647

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$387,376	$1,092,018	$963,060
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	85,267	(5,230)	25,702
Net realized and unrealized losses (gains) of other investments	226,509	(23,251)	(32,384)
Amortization/accretion of fixed maturities	25,169	(13,946)	31,913
Other amortization and depreciation	11,315	29,111	8,680
Share-based compensation expense	66,880	34,985	25,669
Changes in:
Accrued interest receivable	8,106	(10,371)	(17,183)
Reinsurance recoverable balances	(21,737)	2,261	158,956
Deferred acquisition costs	3,705	(25,002)	(55,411)
Prepaid reinsurance premiums	(36,613)	(1,119)	39,758
Reserve for loss and loss expenses	657,472	572,198	271,775
Unearned premiums	16,314	130,531	255,089
Insurance and reinsurance balances, net	2,866	(155,058)	(118,705)
Other items	93,096	(54,111)	56,386

Net cash provided by operating activities	1,525,725	1,573,016	1,613,305

Cash flows from investing activities:
Purchases of fixed maturities	(10,286,197)	(8,578,190)	(4,900,182)
Sales and maturities of fixed maturities	10,027,279	6,755,461	4,435,543
Purchases of other investments	(141,000)	(139,250)	(701,584)
Sales of other investments	71,702	592,361	-
Purchase of equity securities	(313,141)	-	-
Sale of equity securities	82,616	-	-
Purchase of assets	(11,284)	(47,026)	-
Change in restricted cash and cash equivalents	(63,288)	45,896	(105,700)

Net cash used in investing activities	(633,313)	(1,370,748)	(1,271,923)

Cash flows from financing activities:
(Repayment) proceeds from repurchase agreement	-	(400,000)	400,000
Repurchase of shares	(291,003)	(308,110)	(335)
Dividends paid - common shares	(106,368)	(111,226)	(90,575)
Dividends paid - preferred shares	(36,875)	(36,775)	(37,295)
Proceeds from issuance of stock options	23,641	6,399	-
Proceeds from issuance of common shares	2,476	2,499	17,856
Proceeds from issuance of preferred shares, net	-	-	(126)

Net cash (used in) provided by financing activities	(408,129)	(847,213)	289,525

Effect of exchange rate changes on foreign currency cash	(59,819)	34,475	(28,310)

Increase (decrease) in cash and cash equivalents	424,464	(610,470)	602,597
Cash and cash equivalents - beginning of period	1,273,117	1,883,587	1,280,990

Cash and cash equivalents - end of period	$1,697,581	$1,273,117	$1,883,587

Supplemental disclosures of cash flow information:
Income taxes paid	$30,099	$60,023	$56,178

Interest paid	$28,750	$47,970	$28,750

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

1.	History

AXIS Capital Holdings Limited (“AXIS Capital”) is the Bermuda-based holding company for the AXIS group of companies, collectively the “Company”. AXIS Capital was incorporated on December 9, 2002, under the laws of Bermuda. Through its subsidiaries and branches organized in Bermuda, Europe, Australia, Singapore, Canada and the United States, AXIS Capital provides a broad range of insurance and reinsurance products on a worldwide basis under two distinct global underwriting platforms, AXIS Insurance and AXIS Re. In these notes, the terms “we,” “us,” “our,” or the “Company” refer to AXIS Capital and its direct and indirect subsidiaries.

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates reflected in our consolidated financial statements are:

•	reserve for losses and loss expenses;

•	reinsurance recoverable balances, including the provision for unrecoverable reinsurance;

•	premiums;

•	valuation of deferred tax assets;

•	other-than-temporary-impairments to the carrying value of available-for-sale investment securities; and

•	fair value measurement for certain fixed maturities, other investments and derivatives.

While the amounts included in the consolidated financial statements reflect management’s best estimates and assumptions, these amounts could ultimately differ from those estimates. Any such adjustments are reflected in income in the period in which they become known.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Tabular dollars and share amounts are in thousands, except per share amounts. All amounts are reported in U.S. dollars. Our significant accounting policies are as follows.

a)	Fair Value Measurements

Effective January 1, 2008, we partially adopted FAS 157, Fair Value Measurements (“FAS 157”), with no cumulative effect upon adoption. FAS 157 defines fair value as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. Additionally, FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

2.	Significant Accounting Policies (Continued)

Examples of assets and liabilities utilizing Level 1 inputs include: exchange-traded equity securities, U.S. Treasury securities, and listed derivatives that are actively traded.

•

Level 2 - Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

Examples of assets and liabilities utilizing Level 2 inputs include: exchange-traded equity securities and listed derivatives that are not actively traded; U.S. government-sponsored agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”); short-duration high yield fund, and over-the-counter (“OTC”) derivatives (e.g. foreign currency options and forward contracts).

•

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our own assumptions about assumptions that market participants might use.

Examples of assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; hedge and credit funds with partial transparency; and collateralized loan obligation (“CLO”) – equity tranche securities that are traded in less liquid markets.

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 is effective in conjunction with FAS 157 for interim and annual financial statements issued after January 1, 2008. Accordingly, we have not applied the provisions of FAS 157 to our goodwill and other intangible assets which are measured annually for impairment testing purposes only. We will adopt FSP FAS 157-2 on January 1, 2009, and do not anticipate this adoption will have a material impact on our results of operations, financial position or liquidity.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which clarifies the application of FAS 157 in a market that is not active. The key considerations highlighted in the FSP FAS 157-3 include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for non-performance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. FSP FAS 157-3 was effective upon issuance.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

2.	Significant Accounting Policies (Continued)

b)	Investments

Investments available for sale

Investments that are considered “available for sale” as defined in FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”), are reported at fair value at the balance sheet date.

We use quoted market values and other relevant observable market data provided by nationally recognized independent pricing sources (pricing services and broker-dealers) as inputs into our process for estimating fair values of our fixed maturities. When there is no available quoted market price in active markets, a pricing service will use a pricing matrix model to estimate fair value using the following significant inputs, which include reported trades, benchmark yields, broker-dealer quotes, bids, offers, credit risks and spreads, and prepayment speeds. When pricing is not available from pricing services, we obtain non-binding quotes from broker-dealers or prices from independent administrators. During times of market illiquidity, we exercise significant judgment in establishing fair values.

The fair value for our equities is based upon quoted market prices in active markets.

The net unrealized gain or loss on available-for-sale investments, net of tax, is included as accumulated other comprehensive income (loss) in shareholders’ equity, subject to an other-than-temporary impairment (“OTTI”) review. We assess quarterly whether declines in fair value of our available-for-sale investments represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where we have determined that there is an OTTI in the fair value of the security, the cost of the security is written down to the fair value and the unrealized loss at the time of the determination is charged to net realized investment gains (losses) in the Consolidated Statement of Operations. In January 2009, the FASB issued FASB FSP EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20, (“FSP EITF 99-20-1”) effective December 31, 2008. This FSP retains fair value as its measurement attribute for OTTI on securitized financial assets but it removes the market participant notion as required under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, and it requires a probability assessment for adverse changes in cash flows consistent with the impairment model in FAS 115. We have adopted this FSP during our OTTI review for the December 31, 2008 valuation of our securitized financial assets.

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

Other investments

We account for our other investments at fair value, with the change in fair value and realized gains and losses reported in net investment income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

2.	Significant Accounting Policies (Continued)

For hedge, credit and short duration high yield funds, we measure fair value by obtaining the net asset value as advised by the external fund manager, or third party administrator. Certain of these funds have lock-up and other redemption provisions which limit our ability to liquidate these funds in the short term. As these contractual provisions are common in the alternative investment industry, we do not apply a discount factor to the reported net asset value.

For our investment in CLOs - equity tranche, we estimate fair value based on observable relevant trades in active secondary markets where available or the use of an internal valuation model where market is inactive. Our internal valuation model includes the following significant inputs: market default and recovery rates, collateral spreads, and prepayments. As some of these significant inputs cannot be corroborated with observable market data, the fair value estimation process is inherently more subjective. Income distribution from these CLOs is also reported in net investment income.

c)	Cash and cash equivalents

Cash equivalents include money-market funds and fixed interest deposits placed with a maturity of under 90 days when purchased. Restricted cash and cash equivalents, which have been previously reported as part of cash and cash equivalents, are now separately reported in the Consolidated Balance Sheets at December 31, 2008 and 2007. Accordingly, changes in restricted cash and cash equivalents are now reported as an investing activity in our Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

d)	Premiums and Acquisition Costs

Premiums

Insurance premiums written are recorded in accordance with the terms of the underlying policies. For multi-year policies for which premiums are payable in annual installments, premiums written are recorded at the inception of the policy based on management’s best estimate of total premiums to be received. We do not include premiums for later periods during which the insured/reinsured has the ability to unilaterally commute or cancel coverage. Reinsurance premiums are recorded at the inception of the policy and are estimated based upon information received from ceding companies. Any subsequent differences arising on insurance and reinsurance premium estimates are recorded in the period they are determined.

Insurance and reinsurance premiums are earned over the terms of the policies in proportion to the risks to which they relate. Unearned premiums represent the portion of premiums written that is applicable to the unexpired portion of the policies in force.

Reinstatement premiums for our insurance and reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and earned on a pro-rata basis over the remaining risk period. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described in Note 2 (f) below.

Acquisition costs

Acquisition costs, which comprise primarily of fees and commissions paid to brokers and taxes, vary with and are directly related to the acquisition of policies. Acquisition costs are shown net of commissions earned on ceded business. These net costs are deferred and amortized over the periods in which the related premiums are earned. As part of our premium deficiency analysis, deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

2.	Significant Accounting Policies (Continued)

e)	Reinsurance

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

The reserve for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that will ultimately not be recovered due to reinsurer insolvency, contractual disputes or some other reason. The valuation of this reserve includes several processes, including a review of case-specific allowances for coverage issues and a default analysis based on the financial strength rating of the reinsurers. These factors require considerable management judgment and the factors are reviewed in detail on a regular basis with any resulting adjustments reflected in losses and loss expenses in our Consolidated Statement of Operations in the period that collection issues are identified.

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

Within our reserving process, management utilizes the initial expected loss ratio method (“IELR”), Bornhuetter-Ferguson (“BF”) and chain ladder actuarial methods. The IELR method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each underwriting year. The estimated loss ratio is based on pricing information and industry data and is independent of the current claim experience to date. The BF method uses as a starting point an assumed IELR and blends in the loss ratio implied by the claims experience to date by using benchmark loss development. This method uses actual loss data and the historical development profiles on older accident years to project more recent, less developed years to their ultimate position. The basis of our selected single point best estimate on a particular line of business is often a blend of the results from two or more methods (e.g. weighted averages). Our estimate is highly dependent on management’s judgment as to which method(s) is most appropriate for a particular accident year and class of business. Our methodology changes over time as new information emerges regarding underlying loss activity and other data issues.

Management also performs an analysis of additional factors to be considered when establishing our IBNR, intended to enhance our best estimate beyond quantitative techniques and reflect uncertainties specific to our business. These uncertainties may vary over time, but generally contemplate matters such as the timing and emergence of claims or short term market trends.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

2.	Significant Accounting Policies (Continued)

While we believe that our reserves for losses and loss expenses are sufficient to pay losses that fall within the coverages we provide, actual losses and loss expenses may be materially greater or less than the reserve provided. Our losses and loss expense reserves are reviewed quarterly, and any adjustments are reflected in earnings in the period in which they become known.

g)	Foreign Currency Transactions

Our functional currency is the U.S. dollar. We remeasure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Operations. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. In the case of foreign currency denominated fixed maturity investments, the change in exchange rates between the local currency and our functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income.

h)	Stock-Based Compensation

Effective January 1, 2006, we adopted FAS No. 123 (revised 2004), Share Based Payment (“FAS No. 123(R)”) using the modified prospective approach, resulting in no significant impact on net income and basic and diluted earnings per share for 2006. We determine the fair value of the stock-based award at the date of grant and recognized the share-based compensation expense over the period the award is earned by the employee, net of our best estimate of forfeiture benefits.

i)	Derivative Instruments

Derivative Instruments not Designated as Hedging Instruments

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

We measure all derivative instruments at fair value (see above (a) Fair Value Measurements) and recognize as either assets or liabilities in the Consolidated Balance Sheets. We record the change in fair value and realized gains or losses on derivative instruments in the Consolidated Statements of Operations.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

2.	Significant Accounting Policies (Continued)

effectiveness both at the inception and on an ongoing basis. We evaluate the effectiveness of our designated hedges on a retrospective and prospective basis using the period-to-period dollar offset method. Using this method, if the hedge correlation is within the range of 80% to 125%, we consider the hedge effective and apply hedge accounting.

j)	Intangible Assets

In accordance with FAS No. 142, Goodwill and Other Intangible Assets, we classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. For intangible assets with finite lives, we amortize the value of the assets over their useful lives. The estimated remaining useful lives for these assets range from 3 to 11 years. We also test assets for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or change in the assessment of future operations. We record an impairment charge when the carrying value of the finite lived intangible assets is not recoverable by the cash flows generated from the use of the asset.

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

k)	Taxation

We have certain subsidiaries which operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are provided based upon enacted tax laws and rates applicable in the relevant jurisdictions. Deferred income taxes are provided on all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance against deferred tax assets is recorded when our assessment indicates that it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future. On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the tax benefits of uncertain tax positions may only be recognized when the position is more-likely-than-not to be sustained upon audit by the relevant taxing authorities.

l)	Treasury Shares

Treasury shares are common shares repurchased by our Company and not subsequently cancelled. These shares are recorded at cost and result in a reduction of our shareholders’ equity in the Consolidated Balance Sheets.

m)	Other New Accounting Standards Adopted in 2008

Business Combinations and Noncontrolling Interests

In December 2008, we have adopted FAS No. 141(R), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to provide additional disclosures on the nature and financial

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

2.	Significant Accounting Policies (Continued)

effect of the business combination. FAS 141(R) applies to all transactions or other events in which the acquirer obtains control of one or more businesses, even if control is not obtained by purchasing equity interests or net assets. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. FAS 141(R) will apply to our recent acquisition of the business and operations of the managing general agent Dexta Corporation Pty Ltd (“Dexta”) which closed in January 2009. We do not expect this revised accounting pronouncement will have a material impact to our results of operations, financial condition or liquidity.

Derivative Instruments and Hedging Activities

We early adopted FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”), which was issued in March 2008. This Statement expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements.

Credit Derivatives and Guarantee Disclosures

We early adopted FASB Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161, which was issued in September 2008. This Staff Position amends FAS 133 to require a seller of credit derivatives, including credit derivatives embedded in hybrid instruments, to provide certain disclosures for each credit derivative (or group of similar credit derivatives) for each balance sheet presented. These disclosures must be provided even if the likelihood of having to make payments is remote. This FSP also amends FIN 45 to require additional disclosure about the current status of the payment/performance relating to the guarantee. At December 31, 2008, we did not have any credit derivatives or guarantees as defined in FIN 45.

Transfers of Financial Assets and Interests in VIEs

We adopted FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, effective for our calendar year ended December 31, 2008. This Staff Position requires additional disclosures and applies to transferors, sponsors, services, primary beneficiaries, and holders of significant variable interests in a variable interest entity (VIE) or qualifying special purpose entity (QSPE). Refer to Note 9 for additional disclosures provided in relation to our significant implicit variable interest in the SPE associated with our insurance derivative contract.

n)	Recently Issued Accounting Policies Not Yet Adopted

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors considered in developing assumptions used to determine the useful life of an intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. We adopted FSP FAS 142-3 on January 1, 2009, and we do not anticipate this will have a material impact on our results of operations, financial condition or liquidity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

2.	Significant Accounting Policies (Continued)

Financial Guarantee Insurance Contracts

In May 2008, the FASB issued FAS No. 163, Accounting for Financial Guarantee Insurance Contracts (“FAS 163”). This new standard clarifies how FAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which was effective for our quarter ended September 30, 2008. We adopted FAS 163 on January 1, 2009. The applicability of FAS 163 to our existing insurance contracts requires significant judgment and based on our interpretation of its scope this adoption will not have a material impact on our results of operations, financial position or liquidity.

Earnings Per Share

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides additional guidance in the calculation of earnings per share under FAS No. 128, Earnings Per Share, and requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective beginning January 1, 2009, and we do not expect this will have a material impact to our financial statements upon adoption.

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

Insurance

Our insurance segment provides insurance coverage on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability and other.

Reinsurance

Our reinsurance segment provides treaty and facultative property and casualty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional liability, credit and bond, motor, liability, engineering and other.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

3.	Segment Information (Continued)

The following tables summarize the underwriting results of our operating segments for the last three years and the carrying values of goodwill and intangible assets:

At and year ended December 31, 2008	Insurance	Reinsurance	Total
Gross premiums written	$1,841,934	$1,548,454	$3,390,388
Net premiums written	1,133,843	1,533,037	2,666,880
Net premiums earned	1,183,143	1,504,038	2,687,181
Other insurance related (loss) income	(39,862)	1,195	(38,667)
Net losses and loss expenses	(659,668)	(1,053,098)	(1,712,766)
Acquisition costs	(102,475)	(264,034)	(366,509)
General and administrative expenses	(193,881)	(68,690)	(262,571)

Underwriting income	$187,257	$119,411	306,668

Corporate expenses			(73,187)
Net investment income			247,237
Net realized investment losses			(85,267)
Foreign exchange gains			43,707
Interest expense and financing costs			(31,673)

Income before income taxes			$407,485

Net loss and loss expense ratio	55.8%	70.0%	63.7%
Acquisition cost ratio	8.6%	17.5%	13.6%
General and administrative expense ratio	16.4%	4.6%	12.5%

Combined ratio	80.8%	92.1%	89.8%

Goodwill and intangible assets	$60,417	$-	$60,417

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

3.	Segment Information (Continued)

At and year ended December 31, 2007	Insurance	Reinsurance	Total
Gross premiums written	$2,039,214	$1,550,876	$3,590,090
Net premiums written	1,326,647	1,537,110	2,863,757
Net premiums earned	1,208,440	1,525,970	2,734,410
Other insurance related income	1,860	2,051	3,911
Net losses and loss expenses	(534,264)	(835,996)	(1,370,260)
Acquisition costs	(126,423)	(258,074)	(384,497)
General and administrative expenses	(175,810)	(69,721)	(245,531)

Underwriting income	$373,803	$364,230	738,033

Corporate expenses			(58,300)
Net investment income			482,873
Net realized investment gains			5,230
Foreign exchange gains			16,826
Interest expense and financing costs			(51,153)

Income before income taxes			$1,133,509

Net loss and loss expense ratio	44.2%	54.8%	50.1%
Acquisition cost ratio	10.5%	16.9%	14.1%
General and administrative expense ratio	14.5%	4.6%	11.1%

Combined ratio	69.2%	76.3%	75.3%

Goodwill and intangible assets	$61,653	$-	$61,653

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

3.	Segment Information (Continued)

At and year ended December 31, 2006	Insurance	Reinsurance	Total
Gross premiums written	$2,070,467	$1,538,569	$3,609,036
Net premiums written	1,460,399	1,528,780	2,989,179
Net premiums earned	1,305,760	1,388,510	2,694,270
Other insurance related income	1,758	1,135	2,893
Net losses and loss expenses	(636,684)	(789,171)	(1,425,855)
Acquisition costs	(152,002)	(234,957)	(386,959)
General and administrative expenses	(155,916)	(53,658)	(209,574)

Underwriting income	$362,916	$311,859	674,775

Corporate expenses			(58,822)
Net investment income			407,100
Net realized investment losses			(25,702)
Foreign exchange gains			32,505
Interest expense and financing costs			(32,954)

Income before income taxes			$996,902

Net loss and loss expense ratio	48.8%	56.8%	52.9%
Acquisition cost ratio	11.6%	16.9%	14.4%
General and administrative expense ratio	11.9%	3.9%	10.0%

Combined ratio	72.3%	77.6%	77.3%

Goodwill and intangible assets	$29,041	$-	$29,041

The following table presents our gross premiums written by the geographical location of our subsidiaries:

Year ended December 31,	2008	2007	2006
Bermuda	$861,533	$933,058	$1,084,716
Europe	1,027,178	974,225	900,778
United States	1,501,677	1,682,807	1,623,542

Total gross premium written	$3,390,388	$3,590,090	$3,609,036

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

3.	Segment Information (Continued)

The following table presents our net premiums earned by segment and line of business:

Year ended December 31,	2008	2007	2006
Insurance
Property	$328,709	$317,497	$335,759
Marine	151,809	156,981	178,128
Terrorism	42,629	59,674	84,441
Aviation	65,259	88,280	160,561
Credit and political risk	144,481	112,837	88,100
Professional lines	340,929	330,646	312,898
Liability	97,898	109,005	117,242
Other	11,429	33,520	28,631

Total Insurance	1,183,143	1,208,440	1,305,760

Reinsurance
Catastrophe	453,114	463,091	441,311
Property	305,479	333,064	335,462
Professional lines	221,531	245,672	225,902
Credit and bond	139,861	107,618	94,487
Motor	98,302	98,997	86,193
Liability	187,835	217,645	165,391
Engineering	53,502	30,800	9,112
Other	44,414	29,083	30,652

Total Reinsurance	1,504,038	1,525,970	1,388,510

Total	$2,687,181	$2,734,410	$2,694,270

4.	Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total
Net balance at December 31, 2006	$2,750	$26,036	$255	$29,041
Additions	24,003	-	9,700	33,703
Amortization	-	-	(1,091)	(1,091)

Net balance at December 31, 2007	26,753	26,036	8,864	61,653
Amortization	-	-	(1,236)	(1,236)

Net balance at December 31, 2008	$26,753	$26,036	$7,628	$60,417

Gross balance	$26,753	$26,036	$15,836	$68,625
Accumulated amortization	-	-	(8,208)	(8,208)

Net balance	$26,753	$26,036	$7,628	$60,417

In 2007, we acquired the assets and operations of the Media Professional Division of MPI Insurance Agency, Inc., which resulted in recording $24 million and $10 million of goodwill and intangible assets with a finite life, respectively.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

5.	Investments

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

At December 31, 2008	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and agency	$1,314,944	$39,475	$(908)	$1,353,511
Non-U.S. government	314,275	19,731	(13,904)	320,102
Corporate debt	2,575,253	20,251	(479,363)	2,116,141
Mortgage-backed	3,670,126	71,613	(266,643)	3,475,096
Asset-backed	433,266	390	(52,650)	381,006
Municipals	363,770	6,479	(3,572)	366,677

Total fixed maturities	8,671,634	157,939	(817,040)	8,012,533

Equities:
Common stock	132,935	1,522	(48,620)	85,837
Preferred stock	31,395	-	(9,949)	21,446

Total equities	164,330	1,522	(58,569)	107,283

Total fixed maturities and equities	$8,835,964	$159,461	$(875,609)	$8,119,816

At December 31, 2007	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and agency	$1,032,441	$26,672	$(187)	$1,058,926
Non-U.S. government	264,109	20,712	(4,244)	280,577
Corporate debt	2,174,333	36,020	(60,687)	2,149,666
Mortgage-backed	3,467,573	29,946	(15,304)	3,482,215
Asset-backed	539,125	1,800	(8,145)	532,780
Municipals	823,947	3,792	(237)	827,502

Total fixed maturities	8,301,528	118,942	(88,804)	8,331,666

Equities:
Common stock	10,850	-	(3,104)	7,746

Total equities	10,850	-	(3,104)	7,746

Total fixed maturities and equities	$8,312,378	$118,942	$(91,908)	$8,339,412

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

5.	Investments (Continued)

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
As at December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agency	$-	$-	$84,208	$(908)	$84,208	$(908)
Non-U.S. government	-	-	194,367	(13,904)	194,367	(13,904)
Corporate	428,311	(329,445)	1,084,060	(149,918)	1,512,371	(479,363)
Mortgage-backed	214,048	(65,358)	997,158	(201,285)	1,211,206	(266,643)
Asset-backed	59,597	(18,878)	300,585	(33,772)	360,182	(52,650)
Municipals	-	-	71,510	(3,572)	71,510	(3,572)

Total fixed maturities	$701,956	$(413,681)	$2,731,888	$(403,359)	$3,433,844	$(817,040)

Equities:
Common Stock	$2,286	$(3,083)	$71,071	$(45,537)	$73,357	$(48,620)
Non-redeemable preferred stock	-	-	21,446	(9,949)	21,446	(9,949)

Total equities	$2,286	$(3,083)	$92,517	$(55,486)	$94,803	$(58,569)

	12 months or greater		Less than 12 months		Total
As at December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agency	$67,131	$(169)	$7,304	$(18)	$74,435	$(187)
Non-U.S. government	-	-	87,214	(4,244)	87,214	(4,244)
Corporate	188,901	(4,391)	776,234	(56,296)	965,135	(60,687)
Mortgage-backed	1,064,646	(13,100)	241,920	(2,204)	1,306,566	(15,304)
Asset-backed	68,959	(1,391)	132,735	(6,754)	201,694	(8,145)
Municipals	32,053	(150)	50,782	(87)	82,835	(237)

Total fixed maturities	$1,421,690	$(19,201)	$1,296,189	$(69,603)	$2,717,879	$(88,804)

Equities:
Common Stock	$-	$-	$7,746	$(3,104)	$7,746	$(3,104)
Non-redeemable preferred stock	-	-	-	-	-	-

Total equities	$-	$-	$7,746	$(3,104)	$7,746	$(3,104)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

5.	Investments (Continued)

The following summarizes the credit ratings of our fixed maturities:

As at December 31, 2008	Amortized Cost	Fair Value	% of Total Fair Value
Rating *
AAA	$6,066,977	$5,901,023	73.6%
AA	547,614	516,916	6.4%
A	1,101,639	966,108	12.1%
BBB or lower	955,404	628,486	7.9%

Total	$8,671,634	$8,012,533	100.0%

As at December 31, 2007	Amortized Cost	Fair Value	% of Total Fair Value
Rating *
AAA	$5,838,546	$5,901,762	70.8%
AA	642,645	648,626	7.8%
A	1,045,747	1,039,323	12.5%
BBB or lower	774,590	741,955	8.9%

Total	$8,301,528	$8,331,666	100.0%

* Ratings as assigned by Standard & Poor’s (“S&P”)

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2008	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$682,818	$605,449	7.6%
Due after one year through five years	2,798,157	2,512,428	31.4%
Due after five years through ten years	814,175	803,331	10.0%
Due after ten years	273,092	235,223	2.9%

	4,568,242	4,156,431	51.9%
Mortgage and asset-backed securities	4,103,392	3,856,102	48.1%

Total	$8,671,634	$8,012,533	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

5.	Investments (Continued)

As at December 31, 2007	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$888,999	$869,325	10.4%
Due after one year through five years	2,070,576	2,097,433	25.2%
Due after five years through ten years	873,955	887,499	10.7%
Due after ten years	461,300	462,414	5.5%

	4,294,830	4,316,671	51.7%
Mortgage and asset-backed securities	4,006,698	4,014,995	48.2%

Total	$8,301,528	$8,331,666	100.0%

Insurance enhanced bonds

At December 31, 2008, we held insurance enhanced bonds (mortgage-backed, asset-backed and municipal securities), in the amount of approximately $215 million, which represented approximately 2.4% of our total invested assets. If we exclude the insurance enhancement, the overall credit quality of our insured bond portfolio was an average rating of “Aa2” by Moody’s. The financial guarantors of our $215 million of insurance enhanced bonds include Financial Security Assurance Inc. ($72 million), Ambac Financial Group, Inc. ($60 million), and MBIA Insurance Corporation ($70 million). We do not have any significant investments in companies which guarantee securities at December 31, 2008.

Other-than-temporary impairments (“OTTI”)

At December 31, 2008, 1202 fixed maturities (2007: 1,440) were in an unrealized loss position with a fair value of $3,434 million (2007: $2,718 million) of which 266 securities (2007: 1,065) have been in continuous unrealized loss position for 12 months or greater and have a fair value of $702 million (2007: $1,422 million). In 2008, we incurred OTTI charges of $71 million (2007: $9 million; 2006: $5 million) relating to fixed maturities. These charges primarily emanated from the financial institutions sector, including $32 million relating to Lehman Brothers corporate bonds. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at December 31, 2008, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we have the ability and intent to hold these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2008.

In 2008, we recorded an OTTI charge for two equity securities in the amount of $7 million (2007 and 2006: nil). The valuation for the remaining equity securities which are below cost is believed to be correlated with the volatility in the equity markets that existed at December 31, 2008. The majority of our equity securities that were priced at less than 80% of cost were for a period of less than three months. We do not consider the remaining equities with an unrealized loss position to be other-than-temporarily impaired at December 31, 2008, as we have the ability and intent to hold these securities for a reasonable period of time until a recovery of fair value to cost.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

5.	Investments (Continued)

b)	Other Investments

The table below shows our portfolio of other investments:

At December 31,	2008		2007
Hedge funds	$251,787	51%	$277,757	44%
Credit funds	101,094	21%	194,241	30%
CLO - equity tranches	97,661	20%	120,596	19%
Short duration high yield fund	41,540	8%	45,647	7%

Total other investments	$492,082	100%	$638,241	100%

The movement in our hedge funds and credit funds in the year reflect net subscriptions of $47 million and $57 million, respectively, offset by a decrease in fair value of $73 million and $150 million, respectively.

c)	Net Investment Income

Net investment income was derived from the following sources:

Year ended December 31,	2008	2007	2006
Fixed maturities	$431,995	$369,825	$291,996
Cash and cash equivalents	41,576	90,700	76,735
Other investments	(220,981)	34,351	46,252
Equity securities	7,862	-	-

Gross investment income	260,452	494,876	414,983
Investment expenses	(13,215)	(12,003)	(7,883)

Net investment income	$247,237	$482,873	$407,100

Net investment income on our other investments includes interest, dividend income, income distributions, and net realized and unrealized gains and losses. During 2008, we recorded net realized losses on our other investments of $42 million (2007: $4 million and 2006: nil).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

5.	Investments (Continued)

The following provides an analysis of gross and net realized gains/losses and the change in unrealized gains/losses on investments included within accumulated other comprehensive loss:

Year ended December 31,	2008	2007	2006
Gross realized gains	$107,170	$31,683	$10,645
Gross realized losses	(198,227)	(26,371)	(35,291)

Net realized (losses) gains on fixed maturities and equities	(91,057)	5,312	(24,646)
Changes in fair values of derivative instruments	13,898	(82)	(1,056)
Fair value hedge adjustment	(8,108)	-	-

Net realized investment (losses) gains	$(85,267)	$5,230	$(25,702)

Change in unrealized losses (gains) on available for sale investments	$(735,074)	$67,238	$38,326

Proceeds from sales of fixed maturities classified as available for sale were $10,027 million, $6,755 million and $4,436 million in 2008, 2007 and 2006 respectively. The gross realized losses include OTTI charges of $78 million (2007: $9 million, 2006: $5 million).

d)	Securities Lending

We participate in a securities lending program whereby our securities, which are included in investments, are loaned to third parties, primarily major brokerage firms for short periods of time through a lending agent. We maintain control over the securities loaned, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102.0% of the fair value of the loaned securities and is monitored and maintained by the lending agent. At December 31, 2008, we had $406 million (2007: $848 million) in securities on loan. We consider our securities lending activities to be non-cash investing and financing activities. As a response to current market conditions, we are currently winding down this lending program to reduce our counterparty credit risk.

e)	Restricted Investments

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trust as collateral are primarily highly rated fixed maturity securities. The fair value of our restricted assets was as follows:

As at December 31,	2008	2007
Assets used for collateral in Trust for inter-company agreements	$1,455,634	$781,198
Deposits with U.S. regulatory authorities	49,789	29,624
Assets used for collateral in Trust for third party agreements	149,623	143,368

Total restricted investments	$1,655,046	$954,190

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

6.	Fair Value Measurements

a)	Fair Value Hierarchy

At December 31, 2008, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities	$647,139	$7,365,394	$-	$8,012,533
Equity securities	107,283	-	-	107,283
Other investments	-	41,540	450,542	492,082
Derivative assets (see Note 9)	-	5,005	-	5,005

Total	$754,422	$7,411,939	$450,542	$8,616,903

As a percentage of total assets	5.3%	51.9%	3.2%	60.3%

Liabilities
Derivative liabilities (see Note 9)	$-	$29,044	$62,597	$91,641

As a percentage of total liabilities	n/m	0.3%	0.6%	0.9%

b)	Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the year ended December 31, 2008:

	Other Investments		Derivative Liability
Balance at beginning of period	$592,593		$16,346
Change in net unrealized gains/losses	(203,598)		41,443
Net realized gains/losses	(41,737)		-
Net purchases, sales, and distributions	103,284		4,808
Net transfers in (out of) of Level 3	-		-

Balance at end of period	$450,542		$62,597

Change in net unrealized losses relating to financial instruments held at reporting date	$(199,456	)(1)	$(41,443	)(2)

(1)	Included in net investment income.

(2)	Included in other insurance income (loss).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

6.	Fair Value Measurements (continued)

Other Investments

Hedge funds, credit funds and equity tranches of CLOs are included within Level 3. The fair value for hedge funds and credit funds are based on the reported net asset value as advised by the external fund manager or third party administrator. For these funds we do not have full access to the underlying investment holdings to enable us to corroborate the fair value measurement used by the fund managers. However, we regularly review performance directly with the fund managers and perform qualitative analysis to corroborate the reasonableness of the net asset values.

Observable equity tranche CLO trades in the secondary markets are infrequent, particularly given the illiquidity in the current credit markets. Accordingly, because we were unable to corroborate non-binding quotes from brokers with observable market data, we continued using our internal valuation model based on our assumptions with respect to the expected future cash flows and risk-adjusted discount rates. These include current market inputs such as default and recovery rates, collateral spread, and prepayments. Of these assumptions, the default rate is the most subjective and judgmental input. The current market default rate of approximately 4% (as reported by S&P for speculative-grade securities) is lower than the average default rates assumed in our models; however, we currently believe that a market participant would adjust the current default rates to our assumed average default rates over the life of our CLOs.

Derivative Liability

We classified our indemnity contract with longevity risk exposure (see Note 9) within Level 3 due to the use of significant unobservable inputs in our internal valuation model for estimating its fair value. To determine the potential indemnity payment on the insured Note (as defined in Note 9), we reviewed all the cash flows relating to the SPE, the issuer and collateral for the insured Note. The estimated indemnity payment with an appropriate risk margin, net of our contractual premiums for providing the indemnity, are then discounted using the risk free yield curve, adjusted for counterparties’ credit risk.

The most significant and subjective inputs in our valuation model are:

•

the timing of the receipt of death benefits as well as the amount of premiums to be paid to maintain the policies in force, both of which are directly correlated to life expectancy assumptions for a portfolio of 188 lives;

•	the proceeds of selling the unmatured life settlement contracts in 2017; and

•	the risk margin that a market participant would require for providing this indemnity.

From the inception of our insurance policy to December 31, 2008, we observed that the actual experience for the above portfolio was lagging our expectations. This lag contributed $53 million to the increase of the derivative liability balance at December 31, 2008 from December 31, 2007, which was partially offset by $12 million of favorable movements in interest rates and credit spreads as well as other items.

We exercised significant judgment in estimating the fair value of our indemnity contract; accordingly, the actual indemnity payment, if any, may differ materially from the $63 million derivative liability recorded at December 31, 2008.

c)	Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at December 31, 2008 and 2007 are equal to their fair value with the exception of senior notes. Senior notes are recorded at amortized cost with a carrying value of $499,368 (2007: $499,261) and a fair value of $415,000 (2007: $501,815).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

7.	Reserve for Losses and Loss Expenses

Our reserve for losses and loss expenses comprise the following:

As of December 31,	2008	2007
Reserve for reported losses and loss expenses	$2,055,027	$1,697,385
Reserve for losses incurred but not reported	4,189,756	3,889,926

Reserve for losses and loss expenses	$6,244,783	$5,587,311

The following table represents a reconciliation of our beginning and ending net losses and loss expense reserves:

At and year ended December 31,	2008	2007	2006
Gross unpaid losses and loss expenses at beginning of period	$5,587,311	$5,015,113	$4,743,338
Less reinsurance recoverable balances at beginning of period	(1,356,893)	(1,359,154)	(1,518,110)

Net losses and loss expense reserves at beginning of period	4,230,418	3,655,959	3,225,228

Net incurred losses related to:
Current year	2,089,053	1,707,237	1,642,391
Prior years	(376,287)	(336,977)	(216,536)

	1,712,766	1,370,260	1,425,855

Net paid losses related to:
Current year	(314,825)	(165,739)	(120,143)
Prior years	(628,889)	(658,650)	(898,562)

	(943,714)	(824,389)	(1,018,705)

Foreign exchange (gain) loss	(133,317)	28,588	23,581

Net losses and loss expense reserves at end of period	4,866,153	4,230,418	3,655,959
Reinsurance recoverable balances at end of period	1,378,630	1,356,893	1,359,154

Gross unpaid losses and loss expenses at end of period	$6,244,783	$5,587,311	$5,015,113

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. In 2008, we incurred net loss and loss expenses of $408 million relating to Hurricanes Ike and Gustav. Our estimate at December 31, 2008 was primarily based on reported loss information from our clients, brokers and loss adjusters, supplemented by our review of in-force contracts, the output of industry models and a market share analyses. Industry-wide insured losses and our own loss estimates for Hurricanes Gustav and Ike are subject to change as claims continue to be reported and adjusted. Actual losses may ultimately differ materially from current loss estimates.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

7.	Reserve for Losses and Loss Expenses (Continued)

Net loss and loss expenses incurred include net favorable prior period reserve development of $376 million, $337 million and $217 million for the years ended December 31, 2008, 2007 and 2006, respectively. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years. The table below summarizes net favorable prior period reserve development by segment:

	Insurance	Reinsurance	Total
2008	$202,339	$173,948	$376,287
2007	$214,018	$122,959	$336,977
2006	$167,533	$49,003	$216,536

Net favorable prior period reserve development in each of the last three years was primarily generated from the property, marine, terrorism and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. The favorable development reflects the recognition of better than expected loss emergence rather than explicit changes to our actuarial assumptions.

In 2008, we also recorded $65 million of net favorable prior period development on the credit and political risk lines in our insurance segment. This was primarily generated from our credit related classes, partially in recognition of lower than expected loss activity and also due to adopting a more accelerated loss development profile on these lines. We also recognized favorable prior period reserve development from our traditional political risk book of business from accident years 2004 and prior.

We recorded favorable reserve development of $57 million on our accident year 2003 and 2004 professional lines business in 2008, of which $32 million was generated from our insurance segment and $25 million from our reinsurance segment. The favorable development was due to the fact that we began to incorporate more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks. We believe that for these more mature accident years, for this claims-made line of business, our loss experience is sufficiently developed, and therefore more statistically reliable.

In 2008, we also recorded adverse development of $48 million on our accident year 2007 professional lines reserves. During the year, a number of large financial institutions incurred significant financial losses and, in some cases, bankruptcy precipitated by the continued deterioration in the U.S. sub-prime residential mortgage market and the ensuing dislocation in the credit markets. These market driven events triggered claims against directors and officers of impacted institutions as well as providers of professional services of these institutions. As part of our reserving process, we considered the potential impact of market events on our financial institutions insurance portfolio. This included a review for exposure to known notifications of potential loss, as well as a review of accounts that may have exposure in this area, but have not yet provided notice of a claim. We also performed a similar review in our reinsurance segment, where potential exposure primarily exists within financial institution classes underwritten by our cedants. As a result, we strengthened our accident year 2007 reserves by $37 million in our insurance segment and by $11 million in our reinsurance segment. Although our reserves provide for potential future deterioration in our exposure to the credit crisis, while the crisis prevails and as new information is reported, actual losses may ultimately differ materially from our current estimates.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

8.	Reinsurance

We purchase treaty and facultative reinsurance to reduce exposure to a large loss or a series of large losses. Facultative reinsurance provides for all or a portion of the insurance provided by a single policy and each policy reinsured is individually negotiated. Treaty reinsurance provides for a specified type or category of risks. The reinsurance agreements are written on either an excess of loss or quota share basis. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. This excess point can be based on the size of an industry loss or a fixed monetary amount. These covers can be purchased on a package policy basis, which provide cover for a number of lines of business within one contract. Quota share covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss expenses from reinsurers. Under our reinsurance security policy, we predominantly cede our business to reinsurers rated A- or better by S&P and/or A.M. Best. We remain liable to the extent that reinsurers do not meet their obligations under these agreements either due to solvency issues, contractual disputes or some other reason.

The following table provides a breakdown of our ceded premiums by type of cover:

Year ended December 31,	2008	2007	2006
Treaty:
Quota Share	$345,144	$280,375	$252,241
Excess of Loss	328,212	380,287	297,207
Facultative	50,152	65,671	70,409

Total	$723,508	$726,333	$619,857

Gross and net premiums written and earned were as follows:

Year ended December 31,	2008		2007		2006
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned
Gross	$3,390,388	$3,374,076	$3,590,090	$3,459,816	$3,609,036	$3,353,884
Ceded	(723,508)	(686,895)	(726,333)	(725,406)	(619,857)	(659,614)

Net	$2,666,880	$2,687,181	$2,863,757	$2,734,410	$2,989,179	$2,694,270

Gross and net incurred losses and loss expenses were as follows:

Year ended December 31,	2008	2007	2006
Gross losses and loss expenses	$ 2,086,236	$ 1,733,499	$ 1,720,353
Reinsurance recoveries	(373,470)	(363,239)	(294,498)

Net incurred losses and loss expenses	$ 1,712,766	$ 1,370,260	$ 1,425,855

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

8.	Reinsurance (Continued)

Reinsurance recoverable and the provision for unrecoverable reinsurance by segment were as follows:

At December 31, 2008	Insurance	Reinsurance	Total
Reinsurance recoverable on unpaid losses and loss expenses	$ 1,294,958	$30,026	$ 1,324,984
Reinsurance recoverable on paid losses	69,084	4,995	74,079
Provision for unrecoverable reinsurance	(13,623)	(6,810)	(20,433)

Total reinsurance recoverable	$1,350,419	$28,211	$1,378,630

% of reinsurance recoverable with Reinsurers rated A- or better*	97.1%	97.1%	97.1%

At December 31, 2007	At December 31, 2007
	Insurance	Reinsurance	Total
Reinsurance recoverable on unpaid losses and loss expenses	$ 1,288,096	$ 26,047	$ 1,314,143
Reinsurance recoverable on paid losses	64,106	12,492	76,598
Provision for unrecoverable reinsurance	(19,794)	(14,054)	(33,848)

Total reinsurance recoverable	$1,332,408	$24,485	$1,356,893

% of reinsurance recoverable with Reinsurers rated A- or better*	96.6%	87.0%	95.9%

*	Ratings as assigned by S&P and/or A.M. Best.

At December 31, 2008, 6.2% (2007: 9.2%) of the total reinsurance recoverable balance was collateralized.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

9.	Derivative Instruments

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2008:

	Asset Derivatives			Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts	$469,515		$-	Other liabilities	$25,843

Derivatives not designated as hedging instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	$27,293		$262		$-

Relating to underwriting portfolio:
Longevity risk derivative	$400,000		-		62,597
Currency collar options
Put options - Long	$83,832		4,841		-
Call options - Short	$41,916		(98)		-
Foreign exchange contracts	$41,916		-		3,156
Catastrophe-related risk	$50,000		-		45

		Other assets	$5,005	Other liabilities	$65,798

Total derivatives			$5,005		$91,641

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

9.	Derivative Instruments (Continued)

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2007:

	Asset Derivatives			Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts	$-		$-		$-

Derivatives not designated as hedging instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	$45,177		$437		$-

Relating to underwriting portfolio:
Longevity risk derivative	$400,000		-		16,346
Foreign exchange contracts	$122,351		2,251		-
Catastrophe-related risk	$50,000		430		-

		Other assets	$3,118	Other liabilities	$16,346

Total derivatives			$3,118		$16,346

For the fair value hierarchy level, refer to Note 6.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

9.	Derivative Instruments (Continued)

The following table provides the total unrealized and realized gains (losses) recorded in earnings for the years ended December 31, 2008, 2007 and 2006.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2008	2007	2006
Derivatives in FAS 133 Fair Value Hedging Relationships
Foreign exchange contracts	Net realized investment gains (losses)	$7,247	-	-

Derivatives Not Designated as Hedging Instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains (losses)	$6,650	$82	$1,056
Mortgage derivatives	Net investment income	(274)	1,383	2,842

Relating to underwriting portfolio:
Longevity risk derivative	Other insurance related income (loss)	(41,444)	-	-
Currency collar options:
Put options - Long	Foreign exchange gains (losses)	3,873	-	-
Call options - Short	Foreign exchange gains (losses)	2,407	-	-
Foreign exchange contracts	Foreign exchange gains (losses)	(397)	-	6,441
Catastrophe-related risk	Other insurance related income (loss)	(475)	430	-

Total		$ (29,660)	$1,895	$10,339

Derivative Instruments Designated as a Fair Value Hedge

During 2008, we entered into foreign currency forward contracts to mitigate the foreign currency exposure of two AFS fixed maturity portfolios denominated in Euros. The hedges were designated and qualified as a fair value hedge. Accordingly, we recorded $8 million of unrealized losses on the two hedged AFS portfolios in net realized investment gains to offset the gains on the foreign exchange contracts noted in the above table. The difference of $1 million represents the hedge ineffectiveness.

Derivative Instruments not Designated as Hedging Instruments

a) Relating to investment portfolio

Within our AFS investment portfolio we are exposed to foreign currency risk. Accordingly, the fair values for our AFS investment portfolio are partially influenced by the change in foreign exchange rates. We entered in foreign currency forward contracts to manage the effect of this foreign currency risk. Certain of these foreign currency hedging activities did not meet the criteria for hedge accounting.

Mortgage derivatives are commonly referred as to be announced mortgage-backed securities. In accordance with FAS 133, these securities are accounted for as derivatives. As part of our investment strategy, we may from time to time invest in mortgage derivatives. At December 31, 2008 and 2007, we had no outstanding mortgage derivatives.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

9.	Derivative Instruments (Continued)

b) Relating to underwriting portfolio

Longevity risk

In September 2007, we issued a policy which indemnifies a third party in the event of a non-payment of the full $400 million asset-backed note (“Note”). This security has a 10 year term with the full principal amount due at maturity and is collateralized by a portfolio of life settlement contracts and cash held by a special purpose entity (SPE). We have concluded that the indemnity contract was a derivative instrument and accordingly we have recorded it at its fair value (see Note 6).

Through the issuance of our indemnity contract, we hold a significant implicit variable interest in the SPE and have concluded that the Company is not its primary beneficiary in accordance with FSP FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003). To make this determination, we identified all significant creators of volatility generated from the SPE, which are longevity and interest rate risks, and the variable interests of the SPE. We absorbed the downside longevity risk up to an aggregate limit of $400 million; whereas, the insured party absorbed the tail end of the longevity downside risk and the upside risk as well as the majority of the downside and upside of the interest rate risk. In accordance with FIN 46(R), we calculated the expected losses and expected residual returns using cash flow scenario techniques to determine which party absorbed the majority of the expected losses. Based on these quantitative analyses and other qualitative factors, we concluded that the insured party was the primary beneficiary. The determination of the primary beneficiary required significant management judgment.

Foreign currency risk

Our insurance and reinsurance subsidiaries and branches operate in various foreign countries and consequently our underwriting portfolio is exposed to significant foreign currency risk. We manage foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts and currency options.

Catastrophe-related risk

During 2006, we entered into a $100 million Total Return Swap Facility (the “Facility”) with a financial institution for the purpose of accessing and isolating natural peril exposures embedded in capital market instruments. We utilized half of the Facility to enter into a $50 million catastrophe-related total return swap transaction to assume losses from qualifying earthquake events. As a result of this swap, the Facility was collateralized by a lien over a portfolio of the Company’s investment grade securities. During 2008, we earned payments on the swap, net of the Facility fee, which are included in other insurance related income. The Facility will terminate on September 15, 2009.

10.	Debt and Financing Arrangements

a)	Senior Notes

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

10.	Debt and Financing Arrangements (Continued)

on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the Senior Notes indenture at December 31, 2008 and 2007.

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

At December 31, 2008, we had a $1.5 billion credit facility agreement with a syndicate of lenders. The credit agreement is an unsecured five-year facility that allows us to issue letters of credit up to the full amount of the facility and to borrow up to $500 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit facility will expire on August 25, 2010. On September 26, 2007, we amended the facility to modify certain definitions in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default. All other terms and conditions remain unchanged.

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

We were in compliance with all covenants at December 31, 2008 and 2007. At December 31, 2008, we had letters of credit outstanding of $567 million (2007: $306 million). There was no debt outstanding under the credit facility at December 31, 2008 and 2007.

11.	Commitments and Contingencies

a)	Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments and reinsurance recoverable balances. Our investment portfolio is managed by external investment managers in accordance with our investment guidelines. Specific provisions limit the allowable holdings of a single issue and issuers. Within our fixed income portfolio, we attempt to limit our credit exposure by purchasing fixed income investments rated BBB or higher. In addition, we limit our exposure to any single corporate issuer to 5% or less of our portfolio for securities rated A- or above and 3% or less of our portfolio for securities rated between BBB and BBB+. At December 31, 2008, we did not have an aggregate exposure to any single issuer of 3% or more of our shareholders’ equity, other than with respect to U.S. government and agency securities.

Concentration of credit risk with respect to reinsurance recoverable balances is limited due to the number of reinsurers used on our reinsurance programs. At December 31, 2008, the top ten reinsurers accounted for 71% of reinsurance balances recoverable, one of which accounted for 15% of this balance. Of the 71%, 57 percentage points are with reinsurers rated A+ or better, with the remainder rated A, by A.M Best.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

11.	Commitments and Contingencies (Continued)

b)	Brokers

We produce our business through brokers and direct relationships with insurance companies. During 2008, three brokers accounted for 58% (2007: 55%; 2006: 57%) of our total gross premiums written. Marsh, Inc. (including its subsidiary Guy Carpenter and Company) accounted for 23% (2007: 23%, 2006: 24%), Aon Corporation for 23% (2007: 21%, 2006: 23%) and Willis Group Holdings Ltd. for 12% (2007: 11%, 2006: 11%). No other broker and no one insured or reinsured accounted for more than 10% of our gross premiums written in any of the last three years.

c)	Lease Commitments

We lease office space in the countries in which we operate under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business as required. During 2008, total rent expense with respect to these operating leases was $15 million (2007: $12 million: 2006: $10 million). Future minimum lease payments under our leases are expected to be as follows:

2009	$14,854
2010	14,670
2011	13,932
2012	12,877
2013	9,915
Later years	22,217

Total minimum future lease commitments	$88,465

d)	Reinsurance Purchase Commitment

During 2008, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at December 31, 2008, we have an outstanding reinsurance purchase commitment of $46 million.

e)	Legal Proceedings

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

11.	Commitments and Contingencies (Continued)

pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing is scheduled for April 2009. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

f)	Dividends for Common Shares and Preferred Shares

On December 4, 2008 the Board of Directors declared a dividend of $0.20 per common share to shareholders of record at December 31, 2008 and payable on January 15, 2009. Additionally, the Board of Directors declared a dividend of $0.453125 per Series A 7.25% Preferred share and a dividend of $1.875 per Series B 7.5% Preferred share. The Series A Preferred share dividend is payable on January 15, 2009, to shareholders of record at December 31, 2008 and the Series B Preferred share dividend is payable on March 2, 2009 to shareholders of record at February 17, 2009.

12.	Earnings per Common Share

The following table provides a comparison of basic and diluted earnings per common share:

At and year ended December 31,	2008	2007	2006
Basic earnings per common share
Net income available to common shareholders	$350,501	$1,055,243	$925,765

Weighted average common shares outstanding	140,322	147,524	149,745

Basic earnings per common share	$2.50	$7.15	$6.18

Diluted earnings per common share
Net income available to common shareholders	$350,501	$1,055,243	$925,765

Weighted average common shares outstanding	140,322	147,524	149,745
Share equivalents:
Warrants	12,023	13,055	11,725
Restricted stock	1,674	1,551	908
Options	1,301	2,385	2,016

Weighted average common shares outstanding - diluted	155,320	164,515	164,394

Diluted earnings per common share	$2.26	$6.41	$5.63

For the year ended December 31, 2008, there were 843,904 restricted shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive (2007: nil and 2006: 881,980).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

13.	Shareholders’ Equity

a)	Common Shares

Our authorized share capital is 800,000,000 common shares, par value of $0.0125 per share. At December 31, 2008, 136,211,956 (2007: 142,520,406) common shares were outstanding, which excludes restricted shares under our stock compensation plans (see Note 15).

b)	Series A and B Preferred Shares

On October 5, 2005, we issued $250 million of 7.25% series A Preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the shares on and after October 15, 2010 at a redemption price of $25.00 per share. Dividends on the series A Preferred shares are non-cumulative. Consequently, if the board of directors does not authorize and declare a dividend for any dividend period, holders of the series A Preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of series A Preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on January 15, 2006, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.25% of the liquidation preference per annum. For 2008 and 2007, the total dividends declared on series A Preferred share was $1.8125 per share.

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

Commencing on March 1, 2016, the dividend rate on the series B Preferred shares will be payable at a floating rate. During a floating rate period, the floating rate per annum will be reset quarterly at a rate equal to 3.4525% plus the 3-month LIBOR Rate. Dividends on the series B Preferred shares are non-cumulative. Consequently, if the board of directors does not declare a dividend for any dividend period, holders of the series B Preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividends will not accumulate and will not be payable. For 2008 and 2007, the total dividends declared on series B Preferred share was $7.50 per share.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

13.	Shareholders’ Equity (Continued)

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

At December 31, 2008, 19,710,390 common shares (2007: 19,651,329) would be issued pursuant to the warrants, if all warrants were exercised at an average price of $12.40 (2007: $12.42). All warrants were exercisable on November 20, 2001. At December 31, 2008, we accrued $56 million (2007: $43 million) of cash dividends relating to the anti-dilution provision in respect of the warrants. The expiration date for the warrants is November 20, 2011.

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

On December 6, 2007, our Board approved a new share repurchase plan authorizing $400 million of share repurchases (the “2007 repurchase plan”), in addition to the $95 million remaining from the 2006 repurchase plan which expired on December 31, 2008. During 2008 and 2007 we made the following share repurchases, which were held in treasury.

Year ended December 31,	2008	2007
In the open market:
Total shares	8,574	2,901
Total cost	$283,279	$104,574

Average price per share(2)	$33.04	$36.05

From employees:(1)
Total shares	203	1
Total cost	$7,724	$32

Average price per share(2)	$37.96	$31.80

From shareholder:
Total shares	-	2,564
Total cost	$-	$100,000

Average price per share(2)	$-	$39.00

Total
Total shares	8,777	5,466
Total cost	$291,003	$204,606

Average price per share(2)	$33.15	$37.43

(1)	To satisfy withholding tax liabilities upon the vesting of restricted stock awards and the exercise of stock options. Share repurchases from employees are excluded from the authorized share repurchase plans noted above.

(2)	Calculated using whole figures.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

13.	Shareholders’ Equity (Continued)

At December 31, 2008, we had $212 million remaining of shares that may be repurchased under the 2007 repurchase plan, which will expire on December 31, 2009.

During 2007, under the 2006 repurchase plan, we repurchased 2,786,611 common shares for cancellation for a total cost of $103 million. The total share repurchases made in 2007, including those held in treasury (noted in the above table), include 5,263,445 shares repurchased from Trident II, L.P and affiliated entities, for a total purchase price of $201 million.

14.	Benefit Plans

We provide retirement benefits to eligible employees through various plans sponsored by us.

(i)	Defined Contribution Plans

We have several defined contribution plans that are self directed. Generally, mutual funds are made available pursuant to which employees and we contribute a percentage of the employee’s gross salary into the plan each month. During 2008, our total contribution expenses were $10 million (2007: $10 million and 2006: $8 million).

(ii)	Supplemental Executive Retirement Plans (“SERPs”)

We have SERPs for our two senior executives: Chairman, Mr. Butt, and President and Chief Executive Officer (CEO), Mr. Charman. The SERP for Mr. Butt requires us to make annual payments to him upon retirement, or beginning January 1, 2010, even if he has not retired, for a period of 10 years. The SERP for Mr. Charman requires us to make annual payments to him starting January 1, 2009, even if he has not retired, for a period of 20 years.

If either the CEO or Chairman dies, is disabled or a change of control of the Company occurs, the remaining benefits under their respective SERP are payable by the Company in a lump sum. At December 31, 2008, the total lump sum contingently payable to our CEO and Chairman was $23 million and $4 million, respectively. During 2008, we incurred a pension expense of $3 million (2007 and 2006: $2 million) for the two SERPs. At December 31, 2008, the accrued SERPs obligations were $16 million (2007: $14 million). The weighted-average assumptions used to determine our net periodic pension cost and benefit obligations were as follows:

Year ended December 31,	2008	2007	2006
Discount rate on plan obligations	6.00%	6.00%	5.75%
Expected return on plan assets	5.75%	5.75%	5.75%
Rate of increase in future pensions(1)	3.00%	3.00%	3.00%

(1)	The rate is fixed at 3% for the duration of the SERPs.

At December 31, 2008, the fair value of the SERPs assets was $16 million (2007: $14 million), which include $4 million contributions we made during the year to cover primarily the cumulative actuarial losses experienced on the SERPs. The actuarial losses are primarily due to the less than expected investment return on the SERPs assets as a result of the turmoil in the financial markets experienced in 2008. Our investment strategy is to maintain a conservative and diversified asset allocation strategy to yield a 5.75% annualized return over the life of the SERPs. The plan assets consist of a money-market fund and global debt and equity mutual funds.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

15.	Stock Compensation Plans

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

We have issued stock options, restricted stocks, restricted stock units, and phantom stock units to our employees and non-management directors but none of these awards were subject to performance and market conditions. At December 31, 2008, 2,285,277 equity-based awards remain available for grant under the 2007 Plan. Subsequent to December 31, 2008, we granted 29,060 unrestricted common shares and phantom stock units to our non-management directors on January 15, 2009, at a fair value of $27.77 per share. We also granted 1,179,000 restricted shares and units to our employees on February 9, 2009, at a fair value of $26.26 per share. These awards carry a vesting period of four years with 25% of the award to be vested annually.

(i)	Stock options

We have granted stock options under the 2003 Plans. The stock options generally become exercisable over a three-year annual vesting period and expire 10 years from the date of grant. We have determined the fair value of each stock option grant at the date of grant.

In 2006, we issued 23,334 modified stock options pursuant to a severance agreement. Under FAS No. 123(R), modified stock options are deemed cancelled and new grants issued at the new terms. We have elected to use the simplified method of calculating the expected life of the options, which is the average of the vesting period and the expiry period. The weighted-average fair value of stock options granted per share in 2006 was $4.48, based on using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1) expected term of the options of 0.3 years; 2) risk free interest rate of 4.6%; 3) expected volatility of 20%; and 4) dividend yield of 1.7%. We have not issued stock options in 2007 and 2008.

The following is a summary of stock options outstanding and exercisable at December 31, 2008, and related activity for the year ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value* (‘000s)
Outstanding - beginning of year	4,810	$18.46
Granted	-	-
Exercised	(1,739)	13.61
Expired	(3)	27.94

Outstanding - end of year	3,068	$21.20	4.48 years	$24,650

*	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on December 31, 2008, and the exercisable price, multiplied by the number of in-the-money-options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2008.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

15.	Stock Compensation Plans (Continued)

The total intrinsic value of stock options exercised during 2008 was $35 million (2007: $5 million) and we received proceeds of $24 million (2007: $8 million). At December 31, 2007, there was no remaining unrecognized compensation cost related to stock options and accordingly we incurred no related compensation costs during 2008.

(ii)	Restricted stock

We have granted restricted stock under both our 2003 Plans and the 2007 Plan. The nature and general terms of these plans are materially consistent. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the employee’s employment terminates prior to vesting. For employees, restricted stock grants generally cliff vest three years after the date of grant or upon the employee’s earlier retirement, death, permanent disability or a change in control of the Company. Prior to 2008, restricted stock and phantom stock units granted to our non-management directors generally vested six months after the date of grant or upon the director’s earlier retirement, death, permanent disability or a change in control of the Company. Starting in 2008, under the 2007 Plan, we granted common stock and phantom stock units with no vesting restriction to our non-management directors.

We have determined the fair value of all stock and unit grants using the closing price of our common shares on the New York Stock Exchange on the day of the grant. The following table provides a reconciliation of the beginning and ending balance of unvested restricted stock for the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock - beginning of year	3,312	$31.44
Granted	2,748	37.23
Vested	(788)	30.15
Forfeited	(109)	34.24

Nonvested restricted stock - end of year	5,163	$34.66

During 2008, we granted 2,747,630 restricted shares (2007: 1,596,400; 2006: 1,299,332) to our employees and non-management directors with a weighted average grant-date fair value per share of $37.23 (2007: $33.02; 2006: $31.01), including 1,000,000 shares with a grant date fair value of $35.17 per share to our CEO in connection with an amendment to his employment agreement. The grant made to our CEO will vest as follows: 500,000 shares on January 31, 2009; 166,667 shares on January 1, 2010; 166,667 shares on January 1, 2012; and 166,666 shares on January 1, 2013. We have elected the straight-line recognition method for awards subject to graded vesting based on a service condition.

During 2008, we incurred $67 million (2007: $34 million; 2006: $21 million) in respect of restricted stock, and recorded tax benefits thereon of $7 million (2007: $6 million; 2006: $3 million). The compensation costs incurred in 2008 include $15 million for the above grant made to our CEO, $3 million for modified grants, and $3 million incremental charge associated with the shorter vesting period for certain employees that have reached retirement eligibility under our 2007 Plan. The total fair value of shares vested during 2008 was $24 million (2007: $13 million; 2006: $3 million). At December 31, 2008, there was $84 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the weighted average period of 2.4 years.

During 2008, we also realized additional tax benefits for certain vested restricted stocks and exercised stock options of $1 million (2007: $1 million; 2006: negligible). These excess tax benefits are included in our cash flows from financing activities in the Consolidated Statements of Cash Flows.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

15.	Stock Compensation Plans (Continued)

Our non-management directors may also elect to receive their meeting and other fees in common shares or phantom stock units rather than cash, based on the fair value of our common shares at the time of the grant. At December 31, 2008, we had 62,091 (2007: 53,463) phantom stock units outstanding and we have issued a cumulative total of 72,189 (2007: 52,816) common shares in lieu of fees.

16.	Related Party Transactions

The transactions listed below are classified as related party transactions as each counterparty had or has had either a direct or indirect shareholding in us or has been a board member during any period covered by the financial statements.

The collateral manager of four of our CLOs is Blackstone Debt Advisors L.P., who is entitled to management fees payable by the collateralized obligations in the ordinary course of business. We also have investments in three hedge funds and a credit fund that are managed by Blackstone Alternative Asset Management, LP, who is entitled to management fees in the ordinary course of business. During 2008, total management fees to the Blackstone Group were $2 million (2007: $4 million; 2006: $2 million).

17.	Taxation

Under current Bermuda law, we are not required to pay any taxes in Bermuda on its income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2016. Our Bermuda subsidiary has a branch operation in Singapore, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax year 2008.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2005-2008. One of our U.S. subsidiaries has a branch operation in Canada, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax year 2008.

We also have operating subsidiaries and branch operations in Ireland, the United Kingdom, Switzerland and Australia which are subject to the relevant taxes in those jurisdictions. Our various European operating subsidiaries and branch operations in Ireland, the United Kingdom, Switzerland and Australia are not under examination in any of these tax jurisdictions, but generally remain subject to examination for tax years 2004-2008.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

17.	Taxation (Continued)

The following table provides an analysis of our income tax expense and net tax assets:

Year ended December 31,	2008	2007	2006
Current income tax expense (benefit)
United States	$15,330	$38,090	$44,074
Europe	3,302	15,398	9,782
Deferred income tax expense (benefit)
United States	1,091	(11,966)	(19,702)
Europe	386	(31)	(312)

Total income tax expense	$20,109	$41,491	$33,842

Net current tax receivables (liabilities)	$15,308	$3,640	$(2,615)
Net deferred tax assets	85,585	79,725	70,124

Net tax assets	$100,893	$83,365	$67,509

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

At December 31,	2008	2007
Deferred tax assets:
Discounting of loss reserves	$57,717	$48,947
Unearned premiums	23,874	32,444
Capital loss carryforwards	25,549	3,339
Net unrealized losses and impairments	36,258	725
Accruals not currently deductible	14,382	23,195
Other deferred tax assets	3,323	877

Deferred tax assets before valuation allowance	161,103	109,527

Valuation allowance	(52,280)	-

Deferred tax assets net of valuation allowance	108,823	109,527

Deferred tax liabilities:
Deferred acquisition costs	(16,750)	(23,585)
Other deferred tax liabilities	(6,488)	(6,217)

Deferred tax liabilities	(23,238)	(29,802)

Net deferred tax assets	$85,585	$79,725

The net deferred assets of $86 million at December 31, 2008 include a $52 million valuation allowance. The valuation allowance has been established against certain U.S. deferred tax assets attributable to realized and unrealized losses, capital loss carryforwards on investments and impairments. At this time, we believe it is necessary to establish a valuation allowance against the deferred tax assets due to insufficient positive evidence regarding the utilization of these losses. During the twelve months ended December 31, 2008, $30 million of the valuation allowance was recorded in the Consolidated Statements of Operations and $22 million recorded as a component of other comprehensive income in shareholders’ equity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

17.	Taxation (Continued)

At December 31, 2007, we determined that a valuation allowance for the deferred tax assets arising from capital loss carryforwards was not necessary due to sufficient unrealized gains in the investment portfolio which could be used to realize the capital loss carryforwards.

Although realization is not assured, management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. There were no unrecognized tax benefits at December 31, 2008 and 2007.

The tax benefit of existing capital loss carryforwards at December 31, 2008 by expiration date is as follows: $2 million expire in 2010, $4 million expire in 2011 and $67 million expire in 2013.

The following table is a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2008		2007		2006
Income before income taxes	$407,485		$1,133,509		$996,902

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%		0.0%		0.0%
Foreign taxes at local expected rates:
United States	(2.2%	)	3.0%		2.9%
Europe	1.2%		1.1%		0.8%
Valuation allowance	7.4%		(0.1%	)	0.0%
Net tax exempt income	(1.6%	)	(0.6%	)	(0.7%	)
Other	0.1%		0.3%		0.4%

Actual tax rate	4.9%		3.7%		3.4%

18.	Statutory Financial Information

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

The unaudited statutory capital and surplus, for our principal operating subsidiaries at December 31, 2008 and 2007 was as follows:

At December 31,	Bermuda		Ireland		United States
	2008	2007	2008	2007	2008	2007
Required statutory capital and surplus	$1,413,794	$1,188,044	$201,512	$165,965	$248,285	$216,495
Actual statutory capital and surplus	$3,474,970	$4,018,421	$714,861	$765,119	$933,851	$992,176

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

18.	Statutory Financial Information (Continued)

Our U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a company falls below the control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by our U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of our U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and cannot exceed 10% of total statutory capital and surplus. At December 31, 2008, the maximum dividend that our U.S. insurance operations could pay without regulatory approval was approximately $41 million.

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda, our Bermuda subsidiary, AXIS Specialty Bermuda is restricted as to the payment of dividends for amounts greater than 25% of the prior year’s statutory capital and surplus whereby a signed affidavit by at least two members of the Board of Directors attesting that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins is required. At December 31, 2008, the maximum dividend AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $869 million.

Our Irish subsidiaries, AXIS Specialty Europe and AXIS Re Ltd., are required to maintain minimum levels of statutory and capital surplus. As at 31 December our subsidiaries were in compliance with these requirements. Our Irish subsidiaries may declare dividends out of retained earnings subject to meeting their solvency and capital requirements. At December 31, 2008 the maximum dividend our Irish subsidiaries could pay out of retained earnings, subject to regulatory approval, was $7 million.

Total statutory net income of our operating subsidiaries was $408 million, $1,137 million and $980 million for 2008, 2007 and 2006, respectively. The difference between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

19.	Condensed Quarterly Financial Data - Unaudited

The following tables summarize our quarterly financial data:

	2008
	Quarters ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$781,972	$811,589	$637,668	$579,255
Net income available to common shareholders	237,722	231,267	(249,346)	130,858
Comprehensive income	224,169	89,869	(585,104)	(70,725)
Earnings per common share - basic	$1.66	$1.62	$(1.79)	$0.96
Earnings per common share - diluted	$1.48	$1.47	$(1.79)	$0.88

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

19.	Condensed Quarterly Financial Data - Unaudited (Continued)

	2007
	Quarters ended
	Mar 31	Jun 30	Sep 30	Dec 31

Total revenues	$812,825	$803,663	$804,566	$805,370
Net income available to common shareholders	227,579	251,590	269,975	306,100
Comprehensive income	259,296	176,248	357,336	366,444
Earnings per common share - basic	$1.51	$1.69	$1.84	$2.13
Earnings per common share - diluted	$1.37	$1.51	$1.65	$1.89

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon that assessment, the Company’s management believes that, as of December 31, 2008, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm has issued an attestation report on our assessment of the our internal control over financial reporting. This report appears below.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control  -  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control  -  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 24, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche

Hamilton, Bermuda

February 24, 2009

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation  14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation  14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements

Included in Part II—See Item 8 of this report.

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule II	—	Condensed Financial Information of Registrant
Schedule III	—	Supplementary Insurance Information
Schedule IV	—	Supplementary Reinsurance Information

Schedules I, V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.	Exhibits

Exhibit Number*	Description of Document
3.1	Certificate of Incorporation and Memorandum of Association of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-laws of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 16, 2007).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Amended and Restated Series A Warrant for the Purchase of Common Shares (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

4.3	Senior Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2004).

4.4	First Supplemental Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 15, 2004).

4.5	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.6	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	Amended and Restated Shareholders Agreement dated December 31, 2002, among AXIS Capital Holdings Limited and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

10.2	Employment Agreement between John R. Charman and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	Amendment No. 1 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated October 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007).

10.4	Amendment No. 2 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

10.5	Amendment No. 3 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2008).

10.6	Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and John R. Charman dated May 8, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008).

10.7	Amended and Restated Service Agreement between Michael A. Butt and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number*	Description of Document
10.8	Amendment No. 1 to Amended and Restated Service Agreement, effective as of May 12, 2006, between AXIS Specialty Limited and Michael A. Butt (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2006).

10.9	Amendment No. 2 to Amended and Restated Service Agreement by and between AXIS Specialty Limited and Michael A. Butt, dated September 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2008).

10.10	Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated May 8, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008).

10.11	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated September 19, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2008).

10.12	Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated as of February 6, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2004).

10.13	Amendment to Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated December 31, 2008.

10.14	Employment Agreement between William A. Fischer and AXIS Specialty Limited dated as of November 26, 2001 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2004).

10.15	Amendment to Employment Agreement between William A. Fischer and AXIS Specialty Limited dated December 16, 2008.

10.16	Employment Agreement between John Gressier and AXIS Specialty Limited dated as of July 5, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2007).

10.17	Employment Agreement dated September 8, 2006 between AXIS Capital Holdings Limited and David B. Greenfield (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 14, 2006).

10.18	Amendment to Employment Agreement between David B. Greenfield and AXIS Capital Holdings Limited dated December 26, 2008.

10.19	Credit Agreement dated August 25, 2005 among AXIS Capital Holdings Limited, AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, JP Morgan Chase Bank NA, as administrative agent and lender, and other lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

10.20	Amendment No. 1 to Credit Agreement dated as of September 26, 2007, among AXIS Capital Holdings Limited, the Subsidiary Credit Parties party thereto, designated Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 16, 2007).

10.21	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-103620) filed on May 17, 2003).

10.22	2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2008).

10.23	Form of Employee Restricted Stock Agreement.

Exhibit Number*	Description of Document
10.24	Form of Employee Restricted Stock Unit Agreement.

10.25	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).

10.26	2003 Directors Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2007).

10.27	2008 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2008).

10.28	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 26, 2008).

10.29	2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2004).

10.30	Form of Grant Letter for certain employees of AXIS Specialty Europe Limited under the 2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006).

12.1	Computation of ratio of earnings to fixed charges and preference dividends.

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche.

24.1	Power of Attorney (included as part of signature pages hereto).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 10.2 through 10.30 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2009.

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/ JOHN R. CHARMAN
John R. Charman
Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned directors and executive officers of AXIS Capital Holdings Limited, hereby severally constitute David B. Greenfield, John J. Murray and Richard T. Gieryn, Jr., and each of them singly, as our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2009.

Signature	Title

/s/ JOHN R. CHARMAN John R. Charman	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ DAVID B. GREENFIELD David B. Greenfield	Chief Financial Officer (Principal Financial Officer)

/s/ GORDON MCFADDEN Gordon McFadden	Controller (Principal Accounting Officer)

/s/ GEOFFREY BELL Geoffrey Bell	Director

/s/ MICHAEL A. BUTT Michael A. Butt	Director

/s/ CHARLES A. DAVIS Charles A. Davis	Director

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director

Signature	Title

/s/ DONALD J. GREENE Donald J. Greene	Director

/s/ CHRISTOPHER V. GREETHAM Christopher V. Greetham	Director

/s/ JURGEN GRUPE Jurgen Grupe	Director

/s/ MAURICE A. KEANE Maurice A. Keane	Director

/s/ SIR ANDREW LARGE Sir Andrew Large	Director

/s/ CHERYL-ANN LISTER Cheryl-Ann Lister	Director

/s/ HENRY B. SMITH Henry B. Smith	Director

/s/ FRANK J. TASCO Frank J. Tasco	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 24, 2009; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche

Hamilton, Bermuda

February 24, 2009

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED BALANCE SHEETS – PARENT COMPANY

AT DECEMBER 31, 2008 AND 2007

	2008	2007
	(in thousands)
Assets
Investments in subsidiaries on equity basis	$5,351,120	$5,973,189
Cash and cash equivalents	15,693	9,411
Other assets	2,396	2,856

Total assets	$5,369,209	$5,985,456

Liabilities
Intercompany payable	$338,931	$273,691
Senior notes	499,368	499,261
Dividends payable	65,052	49,976
Other liabilities	4,817	3,906

Total liabilities	908,168	826,834

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2008: 136,212; 2007: 142,520 shares issued and outstanding)	1,878	1,850
Additional paid-in capital	1,962,779	1,869,810
Accumulated other comprehensive (loss) income	(706,499)	22,668
Retained earnings	3,198,492	2,968,900
Treasury shares, at cost (2008: 14,243; 2007: 5,466 shares)	(495,609)	(204,606)

Total shareholders’ equity	4,461,041	5,158,622

Total liabilities and shareholders’ equity	$5,369,209	$5,985,456

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(in thousands)
Revenues
Net investment income	$297	$660	$934

Total revenues	297	660	934

Expenses
General and administrative expenses	42,342	30,444	14,538
Interest expense and other financing costs	29,201	29,210	29,192

Total expenses	71,543	59,654	43,730

Loss before equity in net earnings of subsidiaries	(71,246)	(58,994)	(42,796)
Equity in net earnings of subsidiaries	458,622	1,151,012	1,005,856

Net income	387,376	1,092,018	963,060
Preferred share dividends	36,875	36,775	37,295

Net income available to common shareholders	$350,501	$1,055,243	$925,765

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED STATEMENT OF CASH FLOWS – PARENT COMPANY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$387,376	$1,092,018	$963,060
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net earnings of subsidiaries	(458,622)	(1,151,012)	(1,005,856)
Intercompany payable	65,240	(85,833)	87,224
Dividends received from subsidiaries(1)	430,000	565,000	225,000
Other	15,417	26,501	25,543

Net cash provided by operating activities(1)	439,411	446,674	294,971

Cash flows from investing activities:
Investment in subsidiaries	(25,000)	(100)	(229,228)

Net cash used in investing activities(1)	(25,000)	(100)	(229,228)

Cash flows from financing activities:
Repurchase of common shares	(291,003)	(308,110)	(335)
Dividends paid - common shares	(106,368)	(111,226)	(90,575)
Dividends paid - preferred shares	(36,875)	(36,775)	(37,295)
Proceeds from issuance of common shares	26,117	8,898	17,856
Proceeds from issuance of preferred shares	-	-	(126)

Net cash used in financing activities	(408,129)	(447,213)	(110,475)

Increase (decrease) in cash and cash equivalents	6,282	(639)	(44,732)
Cash and cash equivalents - beginning of year	9,411	10,050	54,782

Cash and cash equivalents - end of year	$15,693	$9,411	$10,050

Supplemental disclosures of cash flow information:
Interest paid	$28,750	$28,750	$28,750

(1)	Dividends received from subsidiaries have been reported as operating activities in 2008 with conforming changes to 2007 and 2006 which were reported previously in investing activities.

SCHEDULE III

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY INSURANCE INFORMATION

At and year ended December 31, 2008

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Insurance	$95,758	$3,547,071	$1,419,158	$1,183,143	$-	$659,668	$102,475	$193,881	$1,133,843
Reinsurance	177,338	2,697,712	743,326	1,504,038	-	1,053,098	264,034	68,690	1,533,037
Corporate	-	-	-	-	247,237	-	-	104,860	-

Total	$273,096	$6,244,783	$2,162,401	$2,687,181	$247,237	$1,712,766	$366,509	$367,431	$2,666,880

At and year ended December 31, 2007

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Insurance	$114,015	$3,333,743	$1,434,079	$1,208,440	$-	$534,264	$126,423	$175,810	$1,326,647
Reinsurance	162,786	2,253,568	712,008	1,525,970	-	835,996	258,074	69,721	1,537,110
Corporate	-	-	-	-	482,873	-	-	109,453	-

Total	$276,801	$5,587,311	$2,146,087	$2,734,410	$482,873	$1,370,260	$384,497	$354,984	$2,863,757

At and year ended December 31, 2006

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Insurance	$102,520	$3,171,746	$1,316,527	$1,305,760	$-	$636,684	$152,002	$155,916	$1,460,399
Reinsurance	149,279	1,843,367	699,029	1,388,510	-	789,171	234,957	53,658	1,528,780
Corporate	-	-	-	-	407,100	-	-	91,776	-

Total	$251,799	$5,015,113	$2,015,556	$2,694,270	$407,100	$1,425,855	$386,959	$301,350	$2,989,179

(1)	Investment income is not allocated to our segments as cash and investments are managed centrally.

SCHEDULE IV

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY REINSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET
2008	$1,580,397	$723,508	$1,809,990	$2,666,880	67.9%
2007	$1,691,931	$726,333	$1,898,159	$2,863,757	66.3%
2006	$1,648,740	$619,857	$1,960,296	$2,989,179	65.6%