Form 10-Q
period 2009-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2009-04-28
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2008 there were 142,400,716 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

PART I FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-looking Statements

This quarterly report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend.” Forward-looking statements contained in this report may include information regarding our estimates of losses related to catastrophes and other large losses, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity prices, credit spreads and foreign currency rates. Forward-looking statements only reflect our expectations and are not guarantees of performance.

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

•

the other matters set forth under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	2009	2008
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2009: $8,980,894; 2008: $8,404,994)	$8,238,175	$7,750,654
Equity securities, available for sale, at fair value (Cost 2009: $127,044; 2008: $164,330)	78,527	107,283
Other investments, at fair value	494,405	492,082
Short-term investments, available for sale, at fair value (Amortized cost: 2009: $227,922; 2008, $266,640)	225,583	261,879

Total investments	9,036,690	8,611,898
Cash and cash equivalents	1,309,924	1,697,581
Restricted cash and cash equivalents	101,627	123,092
Accrued interest receivable	80,746	79,232
Insurance and reinsurance premium balances receivable	1,581,743	1,185,785
Reinsurance recoverable balances	1,375,143	1,304,551
Reinsurance recoverable balances on paid losses	57,507	74,079
Deferred acquisition costs	375,774	273,096
Prepaid reinsurance premiums	266,789	279,553
Securities lending collateral	312,364	412,823
Goodwill and intangible assets	95,380	60,417
Other assets	183,679	180,727

Total assets	$14,777,366	$14,282,834

Liabilities
Reserve for losses and loss expenses	$6,392,278	$6,244,783
Unearned premiums	2,646,578	2,162,401
Insurance and reinsurance balances payable	154,763	202,145
Securities lending payable	317,310	415,197
Senior notes	499,395	499,368
Other liabilities	222,832	233,082
Net payable for investments purchased	51,373	64,817

Total liabilities	10,284,529	9,821,793

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2009: 137,622; 2008: 136,212 shares issued and outstanding)	1,899	1,878
Additional paid-in capital	1,977,144	1,962,779
Accumulated other comprehensive loss	(767,182)	(706,499)
Retained earnings	3,282,392	3,198,492
Treasury shares, at cost (2009: 14,463; 2008: 14,243 shares)	(501,416)	(495,609)

Total shareholders’ equity	4,492,837	4,461,041

Total liabilities and shareholders’ equity	$14,777,366	$14,282,834

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$665,359	$658,634
Net investment income	99,292	85,651
Net realized investment (losses) gains	(40,597)	35,685
Other insurance related (loss) income	(9,395)	2,002

Total revenues	714,659	781,972

Expenses
Net losses and loss expenses	387,999	361,681
Acquisition costs	101,976	94,480
General and administrative expenses	86,557	78,750
Foreign exchange gains	(389)	(20,297)
Interest expense and financing costs	7,921	7,958

Total expenses	584,064	522,572

Income before income taxes	130,595	259,400
Income tax expense	5,697	12,459

Net income	124,898	246,941

Preferred share dividends	9,219	9,219

Net income available to common shareholders	$115,679	$237,722

Weighted average common shares and common share equivalents:
Basic	137,316	143,239

Diluted	149,023	160,184

Earnings per common share:
Basic	$0.84	$1.66

Diluted	$0.78	$1.48

Cash dividends declared per common share	$0.20	$0.19

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(in thousands)
Net income	$124,898	$246,941
Other comprehensive income (loss), net of tax:
Available-for-sale investments:
Unrealized (losses) gains arising during the period	(99,249)	9,494
Adjustment for re-classification of investment losses (gains) realized in net income	41,533	(32,829)
Foreign currency translation adjustment	(2,967)	—
Change in the unrecognized prior service cost for SERPs	—	563

Comprehensive income	$64,215	$224,169

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(in thousands)
Common shares (shares outstanding)
Balance at beginning of period	136,212	142,520
Shares issued	1,630	2,189
Shares repurchased for treasury	(220)	(119)

Balance at end of period	137,622	144,590

Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,878	1,850
Shares issued	21	25

Balance at end of period	1,899	1,875

Additional paid-in capital
Balance at beginning of period	1,962,779	1,869,810
Shares issued	141	2,069
Stock options exercised	—	20,121
Share-based compensation expense	14,224	10,336

Balance at end of period	1,977,144	1,902,336

Accumulated other comprehensive income (loss)
Balance at beginning of period	(706,499)	22,668
Unrealized depreciation on available for sale investments	(59,442)	(28,148)
Amortization of prior service cost on the SERPs	—	563
Foreign currency translation adjustment	(2,967)	—
Change in deferred taxes	1,726	4,813

Balance at end of period	(767,182)	(104)

Retained earnings
Balance at beginning of period	3,198,492	2,968,900
Net income	124,898	246,941
Series A and B preferred share dividends	(9,219)	(9,219)
Common share dividends	(31,779)	(29,968)

Balance at end of period	3,282,392	3,176,654

Treasury shares, at cost
Balance at beginning of period	(495,609)	(204,606)
Shares repurchased for treasury	(5,807)	(4,733)

Balance at end of period	(501,416)	(209,339)

Total shareholders’ equity	$4,492,837	$5,371,422

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$124,898	$246,941
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	40,597	(35,685)
Net realized and unrealized (gains) losses of other investments	(7,167)	42,626
Amortization/accretion of fixed maturities	4,140	319
Other amortization and depreciation	3,201	5,914
Share-based compensation expense	14,224	10,336
Changes in:
Accrued interest receivable	(1,514)	6,348
Reinsurance recoverable balances	(54,020)	(69,420)
Deferred acquisition costs	(102,678)	(92,199)
Prepaid reinsurance premiums	12,764	4,474
Reserve for loss and loss expenses	147,495	226,897
Unearned premiums	484,177	428,668
Insurance and reinsurance balances, net	(443,340)	(395,388)
Other items	21,189	(55,960)

Net cash provided by operating activities	243,966	323,871

Cash flows from investing activities:
Purchases of:
Fixed maturities	(3,558,125)	(2,470,840)
Equity securities	(13,754)	—
Other investments	(40,000)	(63,500)
Proceeds from the sale of:
Fixed maturities	2,731,108	2,136,529
Equity securities	32,616	—
Other investments	42,044	43,509
Proceeds from the redemption of fixed maturities	209,865	247,573
Net sales of short-term investments	39,533	38,393
Purchase of other assets	(37,541)	(3,068)
Change in restricted cash and cash equivalents	21,465	(5,319)

Net cash used in investing activities	(572,789)	(76,723)

Cash flows from financing activities:
Repurchase of shares	(5,807)	(4,733)
Dividends paid - common shares	(27,091)	(27,402)
Dividends paid - preferred shares	(9,219)	(9,219)
Proceeds from issuance of common shares	162	22,215

Net cash used in by financing activities	(41,955)	(19,139)

Effect of exchange rate changes on foreign currency cash	(16,879)	12,552

(Decrease) increase in cash and cash equivalents	(387,657)	240,561
Cash and cash equivalents - beginning of period	1,697,581	1,273,117

Cash and cash equivalents - end of period	$1,309,924	$1,513,678

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

In these notes, the terms “we,” “us,” “our,” or the “Company” refer to AXIS Capital Holdings Limited and its subsidiaries.

Our consolidated balance sheet at March 31, 2009 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the periods ended March 31, 2009 and 2008 have not been audited. The balance sheet at December 31, 2008 is derived from the audited financial statements.

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

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Tabular dollars and share amounts are in thousands, except per share amounts.

Significant Accounting Policies

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar, except for our recently established Canadian branch which is the Canadian dollar. The assets and liabilities of the Canadian branch are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

Short-Term Investments

Short-term investments comprise securities due to mature within one year and greater than three months of the date of purchase. Short-term investments, which have been previously included in fixed maturities, are now reported separately in the Consolidated Balance Sheets at March 31, 2009 and December 31, 2008 as well as in our Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Adoption of New Accounting Standards

The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

Fair Value Measurements

Effective January 1, 2009, we adopted FAS 157-2, Fair Value Measurements (“FAS 157”) for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. The adoption of FAS 157-2 did not have an impact to our results of operations or financial position.

Determination of the Useful Life of Intangible Assets

Effective January 1, 2009, we adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors considered in developing assumptions used to determine the useful life of an intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other applicable accounting literature. The adoption of FSP FAS 142-3 did not have an impact to our results of operations or financial position.

Financial Guarantee Insurance Contracts

Effective January 1, 2009, we adopted FAS No. 163, Accounting for Financial Guarantee Insurance Contracts (“FAS 163”), with no cumulative adjustment to opening retained earnings. This new standard clarifies how FAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The determination of applicability of FAS 163 to certain of our insurance contracts required significant management judgment due to the interpretation of the scope exemption for insurance contracts that are similar to financial guarantee insurance contracts. The adoption of FAS 163 did not have a significant impact to our results of operations or financial position.

Earnings Per Share

Effective January 1, 2009, we adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides additional guidance in the calculation of earnings per share under FAS No. 128, Earnings Per Share, and requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of earnings per share pursuant to the two-class method. As the dividends on all outstanding unvested stock awards are restricted and forfeitable, the adoption of FSP EITF 03-6-1 did not have an impact on the calculation of our earnings per share.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards Not Yet Adopted

On April 9, 2009, the FASB issued the following three Staff Positions (“FSPs”):

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP supercedes FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP FAS 157-4 provides additional guidance on: 1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and 2) identifying transactions that are not orderly. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of FSP FAS 115-2 and FAS 124-2 (see below).

•

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP provides new guidance on the recognition and presentation of an other-than-temporary impairments (“OTTI”) for available for sale and held to maturity fixed maturities (equities are excluded). An impaired security is not recognized as an impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, the FSP requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the Consolidated Statements of Operations, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. The FSP also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information as well as information about how the credit loss component of the OTTI charge was determined and requiring a roll forward of such amount for each reporting period. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of FSP FAS 157-4 (see above).

•

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP extends the disclosure requirements under FAS 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements and it amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 (see above).

We did not avail of the early adoption of the above three new FSPs and are presently evaluating the impact of the adoption of these FSPs on our results of operations and financial position.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). This FSP amends the guidance in FAS 141(R), Business Combinations, by requiring that assets acquired or liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated; otherwise the asset or liability should generally be recognized in accordance with FAS 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. This FSP removes the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. We do not anticipate this adoption will have a material impact to our results of operations, financial condition and liquidity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION

Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Reinsurance and therefore we have determined that we have two reportable segments, insurance and reinsurance. Except for goodwill and intangible assets, we do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

The following tables summarize the underwriting results of our operating segments for the periods indicated and the carrying values of goodwill and intangible assets as at March 31, 2009 and 2008:

	2009			2008
Three months ended March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$364,158	$959,337	$1,323,495	$434,857	$829,324	$1,264,181
Net premiums written	212,015	950,286	1,162,301	271,732	820,043	1,091,775
Net premiums earned	275,623	389,736	665,359	299,557	359,077	658,634
Other insurance related (loss) income	(9,805)	410	(9,395)	1,187	815	2,002
Net losses and loss expenses	(152,704)	(235,295)	(387,999)	(159,450)	(202,231)	(361,681)
Acquisition costs	(26,203)	(75,773)	(101,976)	(31,714)	(62,766)	(94,480)
General and administrative expenses	(50,481)	(18,271)	(68,752)	(47,819)	(17,370)	(65,189)

Underwriting income	$36,430	$60,807	97,237	$61,761	$77,525	139,286

Corporate expenses			(17,805)			(13,561)
Net investment income			99,292			85,651
Net realized investment (losses) gains			(40,597)			35,685
Foreign exchange gains			389			20,297
Interest expense and financing costs			(7,921)			(7,958)

Income before income taxes			$130,595			$259,400

Net loss and loss expense ratio	55.4%	60.4%	58.3%	53.2%	56.3%	54.9%
Acquisition cost ratio	9.5%	19.4%	15.3%	10.6%	17.5%	14.3%
General and administrative expense ratio	18.3%	4.7%	13.0%	16.0%	4.8%	12.0%

Combined ratio	83.2%	84.5%	86.6%	79.8%	78.6%	81.2%

Goodwill and intangible assets	$95,380	$-	$95,380	$61,344	$-	$61,344

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Gross unrealized losses

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

At March 31, 2009	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agency	$-	$-	$135,350	$(1,876)	$135,350	$(1,876)
Non-U.S. government	43,828	(4,550)	127,157	(6,447)	170,985	(10,997)
Corporate	467,590	(377,868)	975,129	(155,207)	1,442,719	(533,075)
Mortgage-backed	312,600	(113,105)	721,385	(161,586)	1,033,985	(274,691)
Asset-backed	46,429	(18,690)	169,262	(16,589)	215,691	(35,279)
Municipals	11,926	(1,253)	77,921	(3,469)	89,847	(4,722)

Total fixed maturities	$882,373	$(515,466)	$2,206,204	$(345,174)	$3,088,577	$(860,640)

Equities:
Common Stock	6,530	(7,447)	56,414	(43,127)	$62,944	$(50,574)
Non-redeemable preferred stock	-	-	-	-	-	-

Total equities	$6,530	$(7,447)	$56,414	$(43,127)	$62,944	$(50,574)

Short-term investments:	$-	$-	$80,012	$(2,437)	$80,012	$(2,437)

At December 31, 2008	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Fixed maturities: (1)
U.S. government and agency	$-	$-	$84,208	$(908)	$84,208	$(908)
Non-U.S. government	-	-	162,203	(12,696)	162,203	(12,696)
Corporate	428,311	(329,445)	1,057,684	(145,937)	1,485,995	(475,382)
Mortgage-backed	214,048	(65,358)	997,158	(201,285)	1,211,206	(266,643)
Asset-backed	59,597	(18,878)	300,585	(33,772)	360,182	(52,650)
Municipals	-	-	71,510	(3,572)	71,510	(3,572)

Total fixed maturities	$701,956	$(413,681)	$2,673,348	$(398,170)	$3,375,304	$(811,851)

Equities:
Common Stock	$2,286	$(3,083)	$71,071	$(45,537)	$73,357	$(48,620)
Non-redeemable preferred stock	-	-	21,446	(9,949)	21,446	(9,949)

Total equities	$2,286	$(3,083)	$92,517	$(55,486)	$94,803	$(58,569)

Short-term investments:	$-	$-	$58,540	$(5,189)	$58,540	$(5,189)

(1)

In our 2008 Form 10-K, we included short-term investments in fixed maturities. To conform with the current year’s presentation, we have presented short-term investments separately in the above table and have restated the figures for Non-U.S. government and Corporate.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

At March 31, 2009, 967 fixed maturities (2008: 992) were in an unrealized loss position of which 288 securities (2008: 367) have been in continuous unrealized loss position for 12 months or greater. For equities, 78 securities (2008: nil) were in an unrealized loss position of which one security (2008: nil) have been in continuous unrealized loss position for 12 months or greater. During the three months ended March 31, 2009, we recorded an impairment charge on our fixed maturities and equities of $26 million (2008: $15 million) and $4 million (2008: $nil), respectively.

At March 31, 2009, gross unrealized losses on the fixed maturities were primarily due to the widening of credit spreads relating to market illiquidity that began in mid 2007 rather than credit events. Unrealized losses on equities were driven by the decline in the global equity markets rather than issuer fundamentals. Because we have the ability and intent to hold these securities until a recovery of fair value to amortized cost or cost, we do not consider these securities to be other-than-temporarily impaired at March 31, 2009.

b)	Other Investments

The table below shows our portfolio of other investments:

	March 31, 2009		December 31, 2008

Hedge funds	$273,239	55%	$251,787	51%
CLO - equity tranches	94,861	19%	97,661	20%
Credit funds	83,882	17%	101,094	21%
Short duration high yield fund	42,423	9%	41,540	8%

Total other investments	$494,405	100%	$492,082	100%

c)	Net Investment Income

Net investment income was derived from the following sources:

Three months ended March 31,	2009	2008
Fixed maturities	$91,697	$104,513
Cash and cash equivalents	2,856	14,891
Short-term investments	266	2,260
Equities	371	2,039
Other investments	6,870	(35,690)

Gross investment income	102,060	88,013
Investment expenses	(2,768)	(2,362)

Net investment income	$99,292	$85,651

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides an analysis of net realized investment losses:

Three months ended March 31,	2009	2008
Gross realized gains	$61,081	$62,820
Gross realized losses	(75,257)	(11,851)
Other than temporary impairments	(29,901)	(15,120)

Net realized losses on fixed maturities and equities	(44,077)	35,849
Change in fair value of derivative instruments	21,465	(164)
Change in fair value of hedged AFS(1) instruments (see Note 6)	(17,985)	-

Net realized investment (losses) gains	$(40,597)	$35,685

(1)	Available for sale

4.	FAIR VALUE MEASUREMENTS

a)	Fair Value Hierarchy

We classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

At March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets
Fixed maturities
U.S. government and agency	$746,515	$685,124	$-	$1,431,639
Non-U.S. government	-	250,053	-	250,053
Corporate	-	2,260,823	17,534	2,278,357
Mortgage-backed	-	3,463,687	49,599	3,513,286
Asset-backed	-	304,620	47,758	352,378
Municipals	-	412,462	-	412,462
Equity securities	78,527	-	-	78,527
Other investments	-	42,423	451,982	494,405
Short-term investments	-	225,583	-	225,583
Other assets (see Note 6)	-	68	-	68

Total	$825,042	$7,644,843	$566,873	$9,036,758

Liabilities
Other liabilities (see Note 6)	$-	$13,465	$72,597	$86,062

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

At December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets
Fixed maturities
U.S. government and agency	$647,139	$540,195	$-	$1,187,334
Non-U.S. government	-	279,224	-	279,224
Corporate	-	2,061,317	-	2,061,317
Mortgage-backed	-	3,475,096	-	3,475,096
Asset-backed	-	381,006	-	381,006
Municipals	-	366,677	-	366,677
Equity securities	107,283	-	-	107,283
Other investments	-	41,540	450,542	492,082
Short-term investments	-	261,879	-	261,879
Other assets (see Note 6)	-	5,005	-	5,005

Total	$754,422	$7,411,939	$450,542	$8,616,903

Liabilities
Other liabilities (see Note 6)	$-	$29,044	$62,597	$91,641

b)	Level 3 Financial Instruments

The following tables present changes in Level 3 for our financial instruments measured at fair value on a recurring basis:

Three months ended March 31, 2009	Balance at beginning of period	Total net realized and unrealized gains / losses included in net income (1)	Change in net unrealized gains / losses included in other comprehensive income	Net purchases, sales, and distributions	Net transfers in (out) of Level 3	Balance at end of period	Unrealized gains/ losses for Level 3 Assets/ Liabilities held at the reporting date

Assets
Fixed maturities
U.S. government and agency	$-	$-	$-	$-	$-	$-	$-
Non-U.S. government	-	-	-	-	-	-	-
Corporate	-	-	(1,284)	-	18,818	17,534	(3,895)
Mortgage-backed	-	-	1,030	(3,078)	51,647	49,599	(16,888)
Asset-backed	-	(373)	(2,044)	(193)	50,368	47,758	(25,273)
Municipals	-	-	-	-	-	-	-
Other investments	450,542	3,484	-	(2,044)	-	451,982	(195,972)

Liabilities
Other liabilities	$62,597	$10,000	$-	$-	$-	$72,597	$(51,443)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Three months ended March 31, 2008	Balance at beginning of period	Total net realized and unrealized gains / losses included in net income (1)	Change in net unrealized gains / losses included in other comprehensive income	Net purchases, sales, and distributions	Net transfers in (out) of Level 3	Balance at end of period	Unrealized gains/ losses for Level 3 Assets/ Liabilities held at the reporting date

Assets
Other investments	$592,593	$(42,633)	$-	$50,937	$-	$600,897	$(42,633)

Liabilities
Other liabilities	$16,346	$-	$-	$-	$-	$16,346	$-

(1)	Losses on fixed maturities are included in net realized investment (losses) gains.

Gains and (losses) on other investments are included in net investment income.

Losses on other liabilities are included in other insurance related (loss) income.

Net Transfers in of Level 3 Securities

During the three months ended March 31, 2009, we reclassified $121 million of fixed maturities from Level 2 to Level 3. The reclassifications were primarily related to residential mortgage-backed securities, corporate bonds and debt tranches of collateralized loan obligations. The reclassifications were due to a reduction in the volume of recently executed transactions and market quotations for these securities, or a lack of available broker quotes such that unobservable inputs had to be utilized for the valuation of these securities. The net transfers in (out) of the Level 3 balance reflects the fair value of the securities at the beginning of the period.

c)	Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at March 31, 2009, and December 31, 2008, are equal to fair value with the exception of senior notes. Senior notes are recorded at amortized cost with a carrying value of $499 million (2008: $499 million) and a fair value of $385 million (2008: $415 million).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Three months ended March 31,	2009	2008
Gross unpaid losses and loss expenses at beginning of period	$6,244,783	$5,587,311
Less reinsurance recoverable balances at beginning of period	(1,378,630)	(1,356,893)

Net losses and loss expense reserves at beginning of period	4,866,153	4,230,418

Net incurred losses related to:
Current year	472,333	449,792
Prior years	(84,334)	(88,111)

	387,999	361,681

Net paid losses related to:
Current year	(14,689)	(10,310)
Prior years	(242,562)	(214,187)

	(257,251)	(224,497)

Foreign exchange (gain) loss	(37,273)	20,293

Net losses and loss expense reserves at end of period	4,959,628	4,387,895
Reinsurance recoverable balances at end of period	1,432,650	1,426,313

Gross unpaid losses and loss expenses at end of period	$6,392,278	$5,814,208

Net losses and loss expenses incurred include net favorable prior period reserve development of $84 million and $88 million for the three months ended March 31, 2009 and 2008, respectively. Prior period reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years. The following table summarizes net favorable reserve development by segment:

Three months ended March 31,	2009	2008
Insurance	$35,906	$54,580
Reinsurance	48,428	33,531

Total	$84,334	$88,111

Net favorable prior period reserve development in the first quarter of 2009 was primarily generated from the property, marine and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. The favorable prior period reserve development on these lines of business reflect the recognition of better than expected loss emergence rather than any specific changes to our actuarial assumptions.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The first quarter of 2009 also included prior period reserve development from certain medium and long-tail lines of business, the most significant of which were as follows:

•

$14 million of net favorable prior period reserve development from our professional lines business, of which $6 million was generated from our insurance segment and $8 million from our reinsurance segment. The favorable development was largely generated from accident year 2005, and to a lesser extent accident years 2003 and 2004, and reflects the incorporation of more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks.

•

$15 million of net adverse development on our trade credit and bond reinsurance lines of business. This was driven by adverse development of $32 million on accident year 2008, reflecting updated loss information received this quarter, including a new loss notification on one facultative contract. This was partially offset by favorable development on earlier accident years, recognizing better than expected claims emergence on these years.

In the first quarter of 2008, we experienced $33 million of net favorable prior period reserve development from our credit and political risk line of business. This included favorable development from our credit related classes as we recognized a faster loss development profile, based on our loss experience, than originally assumed. We also recognized favorable development from our traditional political risk book from accident years 2004 and prior, reflecting better than expected loss experience. The balance of net favorable reserve development in the first quarter of 2008 primarily emanated from the property lines of our insurance segment and the property and catastrophe lines of our reinsurance segment.

6.	DERIVATIVE INSTRUMENTS

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at March 31, 2009:

		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts	$445,068		$-	Other liabilities	$12,422

Derivatives not designated as hedging instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	$8,513		$68		$-
Relating to underwriting portfolio:
Longevity risk derivative	$400,000		-		72,597
Foreign exchange contracts	$119,250		-		963
Catastrophe-related risk	$50,000		-		80

		Other assets	$68	Other liabilities	$73,640

Total derivatives			$68		$86,062

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2008:

		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts	$469,515		$-	Other liabilities	$25,843

Derivatives not designated as hedging instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	$27,293		$262		$-
Relating to underwriting portfolio:
Longevity risk derivative	$400,000		-		62,597
Currency collar options
Put options - Long	$83,832		4,841		-
Call options - Short	$41,916		(98)		-
Foreign exchange contracts	$41,916		-		3,156
Catastrophe-related risk	$50,000		-		45

		Other assets	$5,005	Other liabilities	$65,798

Total derivatives			$5,005		$91,641

For the fair value hierarchy level, refer to Note 4 – Fair Value Measurements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table provides the total unrealized and realized gains (losses) recorded in earnings for the three months ended March 31, 2009 and 2008.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009	2008
Derivatives in FAS 133 Fair Value
Hedging Relationships
Foreign exchange contracts	Net realized investment gains	$20,066	-

Derivatives Not Designated as
Hedging Instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains (losses)	$1,400	$(164)
Mortgage derivatives	Net investment loss	-	(272)
Relating to underwriting portfolio:
Longevity risk derivative	Other insurance related loss	(10,000)	-
Currency collar options:
Put options - Long	Foreign exchange gains (losses)	2,331	(3,835)
Call options - Short	Foreign exchange gains (losses)	97	(57)
Foreign exchange contracts	Foreign exchange gains	3,152	2,818
Catastrophe-related risk	Other insurance related (loss) income	(35)	360

Total		$(3,055)	$(1,150)

Derivative Instruments Designated as a Fair Value Hedge

The hedging relationship foreign currency contracts were entered into to mitigate the foreign currency exposure of two available for sale (“AFS”) fixed maturity portfolios denominated in Euros. The hedges were designated and qualified as a fair value hedge. Accordingly, we recorded $18 million of unrealized losses on the two hedged AFS portfolios in net realized investment gains to offset the gains on the foreign exchange contracts noted in the above table. The difference of $2 million represents the hedge ineffectiveness.

Derivative Instruments not Designated as Hedging Instruments

a) Relating to investment portfolio

Within our AFS investment portfolio we are exposed to foreign currency risk. Accordingly, the fair values for our AFS investment portfolio are partially influenced by the change in foreign exchange rates. We entered into foreign currency forward contracts to manage the effect of this foreign currency risk. Certain of these foreign currency hedging activities did not meet the criteria for hedge accounting.

Mortgage derivatives are commonly referred as to-be-announced mortgage-backed securities. In accordance with FAS 133, these securities are accounted for as derivatives. As part of our investment strategy, we may from time to time invest in mortgage derivatives.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

b) Relating to underwriting portfolio

Longevity risk

In September 2007, we issued a policy which indemnifies a third party in the event of a non-payment of a $400 million asset-backed note (“Note”). This security has a 10 year term with the full principal amount due at maturity and is collateralized by a portfolio of life settlement contracts and cash held by a special purpose entity (“SPE”). We have concluded that the indemnity contract was a derivative instrument and accordingly we have recorded it at its fair value (see Note 4 (b) – Other Liabilities).

Through the issuance of our indemnity contract, we hold a significant implicit variable interest in the SPE and have concluded that the Company is not its primary beneficiary in accordance with FSP FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003) (“FSP FIN 46(R)-5”). To make this determination, we identified all significant creators of volatility generated from the SPE, which are longevity and interest rate risks, and the variable interests of the SPE. We absorbed the downside longevity risk up to an aggregate limit of $400 million; whereas, the insured party absorbed the tail end of the longevity downside risk and the upside risk as well as the majority of the downside and upside of the interest rate risk. In accordance with FIN 46(R) “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51”, we calculated the expected losses and expected residual returns using cash flow scenario techniques to determine which party absorbed the majority of the expected losses. Based on these quantitative analyses and other qualitative factors, we concluded that the insured party was the primary beneficiary. The determination of the primary beneficiary required significant management judgment.

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

Catastrophe-related risk

During 2006, we entered into a $100 million Total Return Swap Facility (the “Facility”) with a financial institution for the purpose of accessing and isolating natural peril exposures embedded in capital market instruments. We utilized half of the Facility to enter into a $50 million catastrophe-related total return swap transaction to assume losses from qualifying earthquake events. As a result of this swap, the Facility was collateralized by a lien over a portfolio of the Company’s investment grade securities. During the first three months of 2009, we earned payments on the swap, net of the Facility fee, which are included in other insurance related income. The Facility will terminate on September 15, 2009.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	STOCK-BASED COMPENSATION

Restricted Stock

Prior to 2009, restricted stock or restricted stock units (“RSUs”) awards were generally subject to a three year cliff vesting period after the date of grant or upon the employee’s retirement eligibility, death, permanent disability or a qualifying change in control of the Company, if earlier. The restricted stock and restricted stock units granted in 2009 are subject to a vesting period of four years with 25% of the award to be vested annually and has the same accelerated vesting provisions as noted above, excluding the vesting on the employee’s retirement eligibility.

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock - January 1, 2009	5,163	$34.66
Granted	1,237	26.33
Vested	(1,561)	32.42
Forfeited	(47)	34.88

Nonvested restricted stock - March 31, 2009	4,792	$33.29

At March 31, 2009, we had 4,792 nonvested restricted stocks outstanding, including 164 RSUs. For the three months ended March 31, 2009 and 2008, we incurred share-based compensation costs of $14 million and $10 million, respectively, and recorded tax benefits thereon of $1 million. The total grant-date fair value of shares vested during the three months ended March 31, 2009 and 2008 were $51 million and $16 million, respectively. At March 31, 2009 and December 31, 2008, there was $101 million and $84 million, respectively, of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.7 years and 2.4 years, respectively.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

At and for the three months ended March 31,	2009	2008
Basic earnings per common share
Net income available to common shareholders	$115,679	$237,722

Weighted average common shares outstanding	137,316	143,239

Basic earnings per common share	$0.84	$1.66

Diluted earnings per common share
Net income available to common shareholders	$115,679	$237,722

Weighted average common shares outstanding	137,316	143,239
Share equivalents:
Warrants	9,729	13,160
Restricted stock	1,308	2,258
Options	668	1,527
Restricted stock units	2	-

Weighted average common shares outstanding - diluted	149,023	160,184

Diluted earnings per common share	$0.78	$1.48

For the three months ended March 31, 2009, there were 2,405,980 (2008: 870,814) restricted shares, 1,567,168 (2008: nil) options and 162,000 (2008: nil) restricted stock units, which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive.

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

b)	Dividends for Common Shares and Preferred Shares

On March 5, 2009 the Board of Directors declared a dividend of $0.20 per common share to shareholders of record at March 31, 2009 and payable on April 15, 2009. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on April 15, 2009, to shareholders of record at the close of business on March 31, 2009 and the Series B Preferred Share dividend is payable on June 1, 2009, to shareholders of record at the close of business on May 15, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

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

ROACE for the first quarter of 2009 decreased 8.4 points to 11.6% compared to the comparative period of 2008. The reduction reflects a $122 million, or 51%, decrease in net income available to common shareholders this quarter. Approximately three-quarters of this reduction related to movements in net realized investment gains/losses and foreign exchange gains/losses. In addition, underwriting income decreased 30% over the prior year quarter.

Diluted book value per common share (“DBV per common share”): Diluted book value per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, using the treasury stock method. We consider diluted book value per common share an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price.

DBV per common share increased 2% from $25.79 at December 31, 2008 to $26.35 at March 31, 2009. The increase was primarily due to net income available to common shareholders in the quarter of $116 million, partially offset by an increase in unrealized losses on our investment portfolio of $59 million.

Cash dividends per common share: Our dividend policy is an integral part of the value we create for our shareholders. Our quarterly cash dividend was $0.20 per common share in the first three months of 2009 compared to $0.185 in the first three months of 2008. Our Board of Directors reviews our dividend policy on a regular basis and in December 2008, they authorized an 8% increase in our quarterly dividend.

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

Three months ended March 31,	2009	Percentage Change	2008
Underwriting income:
Insurance	$36,430	(41%)	$61,761
Reinsurance	60,807	(22%)	77,525
Net investment income and net realized gains/losses	58,695	(52%)	121,336
Other revenues and expenses	(31,034)	127%	(13,681)

Net income	124,898	(49%)	246,941
Preferred share dividends	(9,219)	-	(9,219)

Net income available to common shareholders	$115,679	(51%)	$237,722

Underwriting Results

Total underwriting income for the first quarter of 2009 decreased $42 million, or 30%, over the same quarter of 2008. The 41% reduction in underwriting income in our insurance segment was primarily due to a lower level of net favorable prior period reserve development together with increased claims activity in the current accident year on our credit and political risk business. These items were partially offset by a lower frequency and severity of property per risk losses this quarter. The 22% reduction in underwriting income in our reinsurance segment was driven by increased claims activity on our trade credit and bond line of business, and, to lesser extent, additional property catastrophe losses and higher acquisition costs. This was partially offset by higher level of net favorable prior period reserve development.

For further discussion of our underwriting results, including segmental analysis, refer to ‘Underwriting Results’ sections below.

Investment Results

Total net investment income and net realized investment gains/losses for the first quarter of 2009 decreased $63 million over the same quarter in 2008. The reduction was driven by net realized investment losses of $41 million compared to net realized investment gains of $36 million in the first quarter of 2008. Net investment income increased $14 million, or 16%, to $99 million, driven by an increase in returns from our other investments. This was partially offset by lower investment income from fixed maturities and cash and cash equivalents, reflecting the impact of lower short-term and intermediate interest rates.

For further discussion and analysis of our investment results, refer to ‘Investment Income’ section below.

Other Revenues and Expenses

Our other revenues and expenses were as follows:

Three months ended March 31,	2009	Percentage Change	2008
Corporate expenses	$17,805	31%	$13,561
Foreign exchange gains	(389)	(98%)	(20,297)
Interest expense	7,921	-	7,958
Income tax expense	5,697	(54%)	12,459

Total	$31,034	127%	$13,681

•

Corporate expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.7% for the first quarter of 2009 compared to 2.1% for the same period in 2008. The increase in our corporate expense ratio in 2009 was primarily due to higher share-based compensation costs, part of which was associated with the renewed employment contract for our CEO in the second quarter of 2008.

•

Foreign exchange gains: Some of our business is written in currencies other than U.S. dollars. The foreign exchange gains in the first quarter of 2008 were principally made on the remeasurement of net asset balances denominated in Euro, following an appreciation of the Euro against the U.S dollar during this period. Our foreign currency exposures during the first quarter of 2009 was lower than the prior year quarter, largely due to a reduction in our net asset balances denominated in Euro.

•

Income tax expense: Income tax is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate may vary between periods depending on the distribution of net income or losses among our various taxable jurisdictions. Our effective tax rate, which we calculate as income tax expense divided by income before income tax, was 4.4% for the first quarter of 2009 compared with 4.8% in the same period of 2008.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated:

Three months ended March 31,	2009	Percentage Change	2008
Revenues:
Gross premiums written	$1,323,495	5%	$1,264,181
Net premiums written	1,162,301	6%	1,091,775
Net premiums earned	665,359	1%	658,634
Other insurance related (loss) income	(9,395)	nm	2,002
Expenses:
Current year net losses and loss expenses	(472,333)		(449,792)
Prior period reserve development	84,334		88,111
Acquisition costs	(101,976)		(94,480)
General and administrative expenses	(68,752)		(65,189)

Underwriting income (1)	$97,237	(30%)	$139,286

(1) Refer to Item 1, Note 2 to the Consolidated Financial Statements, for a reconciliation of underwriting income to net income available to common shareholders for the periods indicated above.

nm – not meaningful

UNDERWRITING REVENUES

Premiums Written: Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Three months ended March 31,	2009	Change	2008
Insurance	$364,158	(16%)	$434,857
Reinsurance	959,337	16%	829,324

Total	$1,323,495	5%	$1,264,181

% ceded
Insurance	42%	4%	38%
Reinsurance	1%	-	1%
Total	12%	(2%)	14%

	Net Premiums Written
	2009	Change	2008
Insurance	$212,015	(22%)	$271,732
Reinsurance	950,286	16%	820,043

Total	$1,162,301	6%	$1,091,775

The 5% increase in consolidated gross premium written primarily reflects rate increases and growth opportunities within several of our reinsurance lines of business this quarter. In comparison, market conditions in our insurance segment generally remained challenging. The decrease in gross premiums written within our insurance segment this quarter primarily reflects reduction in our credit and political risk lines of business due to a contraction of global lending and trading activity and, to a lesser extent, reduction of our peak zone catastrophe exposures in our property insurance line. Reinsurance protection within our insurance segment was broadly in line with the prior year quarter, with some additional quota share coverage purchased on our liability lines of business.

Premiums Earned: Net premiums earned by segment were as follows:

Three months ended March 31,	2009	2008	Percentage Change
Insurance	$275,623 41%	$299,557 45%	(8%)
Reinsurance	389,736 59%	359,077 55%	9%

Total	$665,359 100%	$658,634 100%	1%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns. In our reinsurance segment, where a significant portion of our business is written in the first quarter, the 9% increase in net premiums earned primarily reflects the growth in gross premiums written, discussed above. In our insurance segment, where premiums are written more evenly throughout the year, the 8% decrease in net premiums earned was driven by premium reductions on several of our lines of business over the last year, partially offset by the earn-out of our multi-year credit and political risk business written in prior years.

Other Insurance Related Income / Loss: During the first quarter of 2009, we recorded a reduction in value of $10 million relating to the change in fair value of our insurance derivative contract primarily attributable to longevity risk (refer to Item 1, Note 6(b) to the Consolidated Financial Statements).

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

Three months ended March 31,	2009		Point Change	2008
Current year loss ratio	71.0%		2.7%	68.3%
Prior period reserve development	(12.7%	)	0.7%	(13.4%	)
Acquisition cost ratio	15.3%		1.0%	14.3%
General and administrative expense ratio (1)	13.0%		1.0%	12.0%

Combined ratio	86.6%		5.4%	81.2%

(1) Our general and administration expense ratio includes corporate expenses not allocated to our underwriting segments of 2.7% and 2.1%, for the three months ended March 31, 2009 and 2008, respectively. These costs are discussed further in “Other Revenue and Expenses”, above.

Loss ratio:

Current Year Loss Ratio:

The 2.7 ratio point increase in our current year loss ratio this quarter relative to the prior year quarter was driven by increased loss activity on our credit related insurance and reinsurance lines of business. In addition, we experienced a higher level of catastrophe losses in our reinsurance segment, largely emanating from European Windstorm Klaus. These factors were partially offset by a lower frequency and severity of property losses within our insurance segment.

Prior period reserve development:

The following table provides a breakdown of prior period reserve development by segment:

Three months ended March 31,	2009	2008
Insurance	$35,906	$54,580
Reinsurance	48,428	33,531

Total	$84,334	$88,111

Net favorable prior period reserve development in the first quarter of 2009 was primarily generated from the property, marine and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. The favorable prior period reserve development on these lines of business reflect the recognition of better than expected loss emergence rather than any specific changes to our actuarial assumptions.

The first quarter of 2009 also included prior period reserve development from certain medium and long-tail lines of business, the most significant of which were as follows:

•

$14 million of net favorable prior period reserve development from our professional lines business, of which $6 million was generated from our insurance segment and $8 million from our reinsurance segment. The favorable development was largely generated from accident year 2005, and to a lesser extent accident years 2003 and 2004, and reflects the incorporation of more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks.

•

$15 million of net adverse development on our trade credit and bond reinsurance lines of business. This was driven by adverse development of $32 million on accident year 2008, reflecting updated loss information received this quarter, including a new loss notification on one facultative contract. This was partially offset by favorable development on earlier accident years, recognizing better than expected claims emergence on these years.

In the first quarter of 2008, we experienced $33 million of net favorable prior period reserve development from our credit and political risk line of business. This included favorable development from our credit related classes as we recognized a faster loss development profile, based on our loss experience, than originally assumed. We also recognized favorable development from our traditional political risk book from accident years 2004 and prior, reflecting better than expected loss experience. The balance of net favorable reserve development in the first quarter of 2008 primarily emanated from the property lines of our insurance segment and the property and catastrophe lines of our reinsurance segment.

For further discussion on our current and prior year loss ratios, refer to the insurance and reinsurance segment discussions below.

UNDERWRITING RESULTS – BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

Three months ended March 31,	2009	Percentage Change	2008
Revenues:
Gross premiums written	$364,158	(16%)	$434,857
Net premiums written	212,015	(22%)	271,732
Net premiums earned	275,623	(8%)	299,557
Other insurance related income	(9,805)	nm	1,187
Expenses:
Current year net losses and loss expenses	(188,610)		(214,030)
Prior period reserve development	35,906		54,580
Acquisition costs	(26,203)		(31,714)
General and administrative expenses	(50,481)		(47,819)

Underwriting income	$36,430	(41%)	$61,761

Ratios:		Point Change
Current year loss ratio	68.4%	(3.0%)	71.4%
Prior period reserve development	(13.0% )	5.2%	(18.2% )
Acquisition cost ratio	9.5%	(1.1%)	10.6%
General and administrative ratio	18.3%	2.3%	16.0%

Combined ratio	83.2%	3.4%	79.8%

nm – not meaningful

Gross Premiums Written: The following table provides gross premiums written by line of business:

Three months ended March 31,	2009	2008	Percentage Change
Property	$106,138 29%	$127,291 29%	(17%)
Marine	60,626 16%	64,887 15%	(7%)
Terrorism	5,667 2%	8,349 2%	(32%)
Aviation	17,067 5%	17,486 4%	(2%)
Credit and political risk	2,491 1%	54,576 13%	(95%)
Professional lines	120,328 33%	108,177 25%	11%
Liability	51,812 14%	49,923 11%	4%
Other	29 -	4,168 1%	(99%)

Total	$364,158 100%	$434,857 100%	(16%)

The 16% decrease in gross premiums written is mostly driven by a reduction in credit and political risk business, emanating from a limited number of opportunities amidst the ongoing global financial crisis. Gross premiums written were also impacted by a reduction of peak zone catastrophe exposure in our property lines of business this quarter, associated with our ongoing diversification strategy within these lines. Partially offsetting these decreases, we experienced growth in our professional lines business this quarter, driven by new business opportunities in the financial institutions sector together with some rate increases on renewal business.

Premiums ceded: Premiums ceded in the current quarter were $152 million, or 42% of gross premiums written, compared with $163 million, or 38%, in the comparable period in 2008. Our reinsurance protection was broadly in line with the prior year quarter, with some additional quota share coverage purchased within our liability lines of business.

Net Premiums Earned: The following table provides net premiums earned by line of business:

Three months ended March 31,	2009	2008	Percentage Change
Property	$73,411 27%	$76,104 25%	(4%)
Marine	33,772 12%	44,547 15%	(24%)
Terrorism	9,941 4%	11,854 4%	(16%)
Aviation	17,156 6%	17,472 6%	(2%)
Credit and political risk	35,132 13%	33,234 11%	6%
Professional lines	86,707 31%	82,217 27%	5%
Liability	19,410 7%	29,043 10%	(33%)
Other	94 -	5,086 2%	(98%)

Total	$275,623 100%	$299,557 100%	(8%)

The 8% decrease in net premiums earned reflects the impact of exposure reductions across several of our lines of business impacted by unfavorable market conditions. In the rolling twelve months ended March 31, 2009, net premiums written decreased 18% compared to the comparative period ending March 31, 2008. Partially offsetting this reduction, our net premiums earned has benefited from growth of our credit and political risk line of business written in prior years, which typically provides multi-year coverage, and therefore earns over a greater number of periods. The average duration of the unearned premium on our credit and political risk line of business at March 31, 2009 was 5.0 years.

Insurance Losses

Loss Ratio: The table below shows the components of our loss ratio:

Three months ended March 31,	2009		Point Change		2008
Current year	68.4%		(3.0%	)	71.4%
Prior period reserve development	(13.0%	)	5.2%		(18.2%	)

Loss ratio	55.4%		2.2%		53.2%

Current Year:

The 3.0 ratio point decrease in our current year loss ratio this quarter relative to the prior year quarter was primarily due to a lower frequency and severity of property losses relative to the first quarter of 2008. The prior year quarter included several large worldwide property per risk losses. Partially offsetting this, we experienced higher claims activity on the credit component of our credit and political risk line of business. Loss activity on our energy lines of business was also higher relative to the first quarter of 2008.

Prior period reserve development:

We experienced net favorable prior period reserve development in the first quarter of 2009 of $36 million, or 13.0 ratio points, the principal movements of which were as follows:

•

$27 million of net favorable prior period reserve development on our marine ($13 million), property ($11 million) and aviation ($3 million) lines of business, the majority of which have short to medium tail exposures. This development was generated from accident years 2008 ($13 million), 2007 ($7 million) and 2006 and prior ($7 million).

•	Net favorable prior period reserve development of $6 million from our professional lines business, primarily generated from accident year 2005.

We experienced net favorable prior period reserve development in the first quarter of 2008 of $55 million, or 18.2 ratio points, which included the following:

•

$21 million of net favorable development on our property ($14 million), aviation ($4 million) and marine ($3 million) lines of business, the majority of which have short to medium tail exposures. This development was largely generated from accident years 2007 and 2006.

•

$33 million of net favorable development from our credit and political risk line of business. This included favorable development from our credit related classes as we recognized a faster loss development profile, based on our loss experience, than originally assumed. We also recognized favorable development from our traditional political risk book from accident years 2004 and prior, reflecting better than expected loss experience.

General and Administrative ratio:

The 2.3 ratio point increase in our general and administrative ratio was driven by a reduction in net premiums earned, as discussed above. The cost of our insurance platform has also increased over the prior year quarter, driven by additional headcount and IT costs.

Insurance Outlook

In the insurance marketplace, more volatile, loss-affected lines such as those with catastrophe exposure, energy and financial institutions business are experiencing rate increases. Other commercial insurance lines are flat or continue to decline albeit rate decline has slowed relative to 2008.

Financial institutions directors’ and officers’ business is the only line of business that we have observed rates directly and positively impacted by the economic turmoil. Commercial directors’ and officers’ is under the most pressure in the primary and lower layers where there is significant competition for business moving away from troubled carriers. With the competition focused on primary and lower excess layers, the true excess layers appear to be holding up better. We are seeing a similar effect in casualty with excess casualty relatively more attractive than primary casualty.

Certain property insurance classes demonstrated an accelerated improvement in pricing through the end of the first quarter. This was particularly true of Fortune 1000 North American catastrophe-exposed placements. For non-U.S property lines, market conditions remain competitive and pricing continues to be less attractive. While offshore energy pricing continues to improve, clients are buying less windstorm cover in the Gulf of Mexico and construction activity has abated.

REINSURANCE SEGMENT

Overview

Results in our reinsurance segment were as follows:

Three months ended March 31,	2009	Percentage Change		2008
Revenues:
Gross premiums written	$959,337	16%		$829,324
Net premiums written	950,286	16%		820,043
Net premiums earned	389,736	9%		359,077
Other insurance related income	410			815
Expenses:
Current year net losses and loss expenses	(283,723)			(235,762)
Prior period reserve development	48,428			33,531
Acquisition costs	(75,773)			(62,766)
General and administrative expenses	(18,271)			(17,370)

Underwriting income	$60,807	(22%	)	$77,525

Ratios:		Point Change
Current year loss ratio	72.8%	7.2%		65.6%
Prior period reserve development	(12.4% )	(3.1%	)	(9.3% )
Acquisition cost ratio	19.4%	1.9%		17.5%
General and administrative ratio	4.7%	(0.1%	)	4.8%

Combined ratio	84.5%	5.9%		78.6%

Gross Premiums Written: The following tables provide gross premiums written by line of business for the periods indicated:

Three months ended March 31,	2009		2008		Percentage Change		Excluding FX Impact
Catastrophe	$237,347	25%	$212,948	26%	11%		14%
Property	126,457	13%	141,408	17%	(11%	)	(8%	)
Professional Lines	113,640	12%	87,376	11%	30%		31%
Credit and bond	197,271	21%	134,574	16%	47%		51%
Motor	77,704	8%	75,526	9%	3%		12%
Liability	153,724	16%	108,759	13%	41%		44%
Engineering	41,266	4%	53,224	6%	(22%	)	(20%	)
Other	11,928	1%	15,509	2%	(23%	)	(20%	)

Total	$959,337	100%	$829,324	100%	16%		19%

Gross premiums written in the first quarter of 2009 were negatively impacted by a stronger U.S. dollar, most significantly against the Euro and Sterling, relative to the first quarter of 2008. The impact of foreign exchange rate movements is highlighted in the table above. Gross premiums written otherwise increased 19%, driven by improved market conditions and growth opportunities across several of our lines of business.

The credit and bond reinsurance market in Continental Europe experienced significant dislocation at the January 1 renewal and we were able to strengthen our market position at improved pricing, terms and conditions. Our liability and professional lines business primarily benefited from new business opportunities this quarter, together with an increase in our share on certain treaty renewals. Our professional lines business also benefited from adjustments to prior year pro rata premium estimates and adjustment premium on prior year excess of loss contracts, relative to the prior year quarter.

The increase in catastrophe gross premiums written was driven by rates increases in the U.S. property catastrophe market, with our exposure remaining broadly in line with the prior year quarter. The reduction in property premium related to a significant pro-rata contract, renewed in the first quarter of 2008, which is not due for renewal until the second quarter of 2009. Property premiums otherwise increased this quarter, reflecting an improvement in rates and some new property pro rata business.

Net Premiums Earned: The following table shows net premiums earned by line of business:

Three months ended March 31,	2009		2008		Percentage Change
Catastrophe	$109,211	28%	$105,411	30%	4%
Property	73,461	19%	71,359	20%	3%
Professional Lines	63,866	16%	54,928	15%	16%
Credit and bond	43,384	11%	33,513	9%	29%
Motor	21,573	6%	22,569	6%	(4%	)
Liability	56,558	14%	52,776	15%	7%
Engineering	14,984	4%	12,026	3%	25%
Other	6,699	2%	6,495	2%	3%

Total	$389,736	100%	$359,077	100%	9%

The 9% increase in net premiums earned largely reflects an increase in gross premiums written of 11% in the rolling twelve months ended March 31, 2009 compared to the same period ending March 31, 2008.

Reinsurance Losses

Loss Ratio: The following table shows the components of our loss ratio:

Three months ended March 31,	2009		Point Change		2008
Current year	72.8%		7.2%		65.6%
Prior period reserve development	(12.4%	)	(3.1%	)	(9.3%	)

Loss ratio	60.4%		4.1%		56.3%

Current Year - Quarter

The 7.2 ratio point increase in our current year loss ratio was predominately driven by the impact of the deteriorating global economic environment. Our trade credit and bond loss ratios increased relative to the prior year quarter, reflecting increased loss activity expected to be sustained for some period in 2009. Our current year loss ratio was also impacted by a higher level of catastrophe losses this quarter, largely emanating from losses on European Windstorm Klaus.

Prior Period Reserve Development:

We experienced net favorable prior period reserve development in the first quarter of 2009 of $48 million, or 12.4 ratio points, the principal movements of which were as follows:

•

$51 million of net favorable prior period reserve development on our catastrophe ($31 million), property ($17 million) and engineering lines of business ($3 million). This development was generated from accident years 2008 ($29 million), 2007 ($17 million), 2006 and prior ($5 million).

•

$15 million of net adverse development on our trade credit and bond reinsurance lines of business. This was driven by adverse development of $32 million on accident year 2008, reflecting updated loss information received this quarter. This was partially offset by favorable development on earlier accident years, recognizing better than expected claims emergence on these years.

•	$8 million of net favorable prior period reserve development on our professional lines reinsurance business.

We experienced net favorable prior period reserve development in the first quarter of 2008 of $34 million, or 9.3 ratio points. This included $28 million of net favorable prior period reserve development on our catastrophe ($14 million) and property lines of business ($14 million), which was primarily generated from accident years 2006 and 2007.

Acquisition Cost Ratio:

The increase in our acquisition cost ratio in the quarter was primarily driven by changes in business mix. In addition, we also incurred additional sliding scale ceding commissions this quarter, triggered by favorable development on prior years’ loss reserves.

Reinsurance Outlook

Demand for reinsurance is strong and the reinsurance market continues to show discipline, with terms and conditions remaining firm. Non-catastrophe property reinsurance pricing is generally stable. For property catastrophe reinsurance business, where demand has increased, we believe that the pricing at mid-year renewals, which are heavily influenced by peak wind zones in the U.S., will be attractive. There is also strong evidence that rates are increasing for the California earthquake peril. Various market dynamics support sustained hardening including the negative impact of changes in exchange rates on London market capacity, lack of new entrants and sources of catastrophe capacity in the capital markets demanding rates of return much higher than those demanded in recent years.

Cedants are coming to the market earlier to secure catastrophe coverage and there is a possibility that some of the business we would normally write at July 1 will have an accelerated renewal date in the second quarter. Reforms to the Florida Hurricane Catastrophe Fund’s temporary increase in coverage limits (TICL layer) may increase demand significantly for increased limits of indemnity from the private reinsurance market at mid-year.

On our casualty and professional lines business, reinsurance rates in general remain stable or slightly increasing and terms and conditions are also improving. We continue to identify opportunities in our areas of focus.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Investment results

The following table provides a breakdown of net investment income, net realized investment gains/losses and average investment balances:

Three months ended March 31,	2009	Percentage Change	2008
Fixed maturities	$91,697	(12%)	$104,513
Cash and cash equivalents	2,856	(81%)	14,891
Short-term investments	266	(88%)	2,260
Other investments	6,870	nm	(35,690)
Equities	371	(82%)	2,039

Gross investment income	102,060	16%	88,013
Investment expense	(2,768)	17%	(2,362)

Net investment income	99,292	16%	85,651
Net realized investment (losses) gains	(40,597)	nm	35,685

Net investment income and net realized investment (losses) gains	$58,695	(52%)	$121,336

Average investment balances (1)
Fixed maturities	$7,967,865	(4%)	$8,278,279
Cash and cash equivalents(2)	1,595,735	3%	1,542,684
Short-term investments	326,287	156%	127,573
Other investments	477,743	(25%)	639,436
Equities	88,648	48%	59,814

Total cash and investments	10,456,278	(2%)	10,647,786

(1) The average investment balances are calculated by taking the average of the month-end balances during the quarter.

(2) Includes restricted cash and cash equivalent balances.

nm – not meaningful

Net Investment Income

Fixed Maturities:

The decrease in investment income from fixed maturities primarily reflects a reduction in short-term and intermediate interest rates this quarter. As a result, our effective annualized effective yield on fixed maturities decreased 0.3 ratio points to 4.6% compared to the first quarter of 2008.

Cash and Cash Equivalents:

The reduction in investment income from cash and cash equivalents is driven by a decline in global short-term interest rates. As a result, our average interest rate on our operating cash decreased from 4.0% in the first quarter of 2008 to 1.0% in the current quarter.

Other Investments:

The following table provides a breakdown of net investment income (loss) from other investments:

Three months ended March 31,	2009	2008
Hedge funds	$359	$(12,704)
Credit funds	5,925	(29,435)
CLO- equity tranches	(297)	6,337
Short duration high yield fund	883	7
Other	-	105

Total	$6,870	$(35,690)

Return on other investments(1)	1.4%	(5.6%)

(1) Return on other investments is calculated by dividing other net investment income (loss) by the average other investment balances for the period.

The increase in other investment income reflects some recovery in our investment in hedge and credit funds this quarter, following their significant valuation declines during 2008. In the first quarter of 2008 our investment in credit funds were negatively impacted by declines in the valuations of the loans that form the collateral of these funds. Loan valuations began falling at the end of 2007 after default expectations increased as a result of the collapse of the sub-prime mortgage industry that effectively shut down credit markets worldwide. This led to a significant widening in credit spreads. During the first quarter of 2009, loan valuations increased slightly from their near historic lows at the end of 2008. Our hedge funds experienced a small recovery in the first quarter of 2009 while in the 2008 comparable period these funds were impacted by negative returns due to their significant exposure to net long equity positions.

Net realized investment gains/ losses

Our fixed maturities, short-term investments and equities are considered available for sale and reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains/losses) when securities are sold or when “other than temporary impairments” (“OTTI”) are recorded on these assets. Additionally, net income is impacted (through net realized gains/losses) by changes in the fair value of investment derivatives, mainly forward contracts. The following table provides a breakdown of our net realized investment gains/losses:

Three months ended March 31,	2009	2008
OTTI charges	$(29,901)	$(15,120)
On sale of equities	(14,905)	-
On sale of fixed maturities and short-term investments	729	50,969
Change in fair value of derivative instruments	21,465	(164)
Change in fair value of hedged AFS instruments	(17,985)	-

Net realized investment (losses) gains	$(40,597)	$35,685

OTTI charges:

The following table summarizes our OTTI charge by asset-class:

Three months ended March 31,	2009	2008
Fixed maturities:
Corporate debt	$11,422	$10,553
Asset-backed securities (“ABS”)	11,267	4,137
Mortgage-backed securities (“MBS”)	3,696	36
Municipals	-	394

	26,385	15,120

Equities	3,516	-

Total OTTI charge	$29,901	$15,120

The OTTI charge on corporate debt and equities this quarter related to our exposure in the subordinated debt of certain U.S and foreign banks, impacted by the continued financial distress within this sector. The OTTI charge on our ABS portfolio was primarily related to securities with sub-prime collateral, while the charge on our MBS portfolio was largely associated with non-agency RMBS securities with alternative-A collateral.

The following table summarizes all of our AFS securities for which fair value is less than 80% of amortized cost (cost for equities) at March 31, 2009, the gross unrealized investment loss by length of time of those securities have continuously been in an unrealized loss position (in millions):

	Periods For Which Fair Value Is Less Than 80% of Amortized Cost
	Less than 3 months	3 months and less than 6 months	6 months and less than 9 months	Greater than 9 months	Total
Fixed maturities	$(49)	$(159)	$(450)	$(55)	$(713)
Short-term	-	(1)	-	-	(1)
Equities	(3)	(5)	(33)	(8)	(49)

Total	$(52)	$(165)	$(483)	$(63)	$(763)

Generally, the above unrealized loss aging table provides an indication of potential future OTTI charges if there is no significant improvement in the financial markets and we no longer have the intent and ability to hold the temporary impaired securities until the anticipated recovery. At March 31, 2009, our total gross unrealized loss on our AFS investments was $914 million (December 31, 2008: $876 million). Given our current financial position, we have the ability and intent to hold these securities until a recovery of fair value to amortized cost or cost.

Sale of Equities/Fixed Maturities:

Net realized losses on the sale of equities this quarter was primarily related to the sale of preferred shares issued by a U.S. financial institution.

Realized gains on the sale of fixed maturities in the first quarter of 2008 largely reflect the repositioning of our high grade fixed income portfolio in order to take advantage of dislocations in certain sectors of the fixed income markets.

Total Return

Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return within certain guidelines and constraints, designed to minimize risk. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The following table provides a breakdown of the total return on our cash and investments:

Three months ended March 31,	2009	2008
Net investment income	$99,292	$85,651
Net realized investments (losses) gains	(40,597)	35,685
Increase in net unrealized losses, net of currency hedges	(59,442)	(28,148)

Total	$(747)	$93,188

Average total cash and investments	$10,456,278	$10,647,786

Total return on average cash and investments	(0.0%)	0.9%

For further information on the movements in unrealized losses, refer to the “Cash and Investments” section below.

CASH AND INVESTMENTS

At March 31, 2009 and December 31, 2008, total cash and investments, including accrued interest receivable and net receivable/payable for investments sold/purchased were $10.5 billion and $10.4 billion, respectively, as summarized below:

	March 31, 2009		December 31, 2008
U.S. government and agency	$1,431,639	13%	$1,187,333	12%
Non U.S. government	250,053	2%	279,225	2%
Corporate debt	2,278,357	22%	2,061,317	20%
MBS	3,513,286	34%	3,475,096	33%
ABS	352,378	3%	381,006	4%
Municipals	412,462	4%	366,677	3%

Total Fixed Maturities	8,238,175	78%	7,750,654	74%
Total Equities	78,527	1%	107,283	1%
Total Short-term investments	225,583	2%	261,879	3%
Cash at investment managers, net of unsettled trades	310,995	3%	663,192	6%

Total Invested Assets	8,853,280	84%	8,783,008	84%
Other cash and cash equivalents	1,049,183	10%	1,092,664	10%
Other investments	494,405	5%	492,082	5%
Accrued interest receivable	80,746	1%	79,232	1%

Total Cash and Investments	$10,477,614	100%	$10,446,986	100%

Fixed Maturity Investments

At March 31, 2009 and December 31, 2008, we did not have an aggregate exposure to any single issuer of 3% or more of our shareholders’ equity, other than with respect to U.S. government and agency securities. At March 31, 2009 and December 31, 2008, virtually all of the fixed maturities were investment grade with 79.9% and 80.0% rated AA- or better, respectively, with an overall weighted average rating of AA+, based on ratings assigned by S&P. Our fixed maturities are broadly diversified by industry and issuer concentration. At March 31, 2009 and December 31, 2008, our fixed maturities had an approximate average duration of 2.4 and 2.5 years, respectively. When incorporating our cash and cash equivalents into this calculation, the average duration at March 31, 2009 and December 31, 2008 is reduced to 2.1 years.

The amortized cost or cost and fair values of our available for sale (“AFS”) securities were as follows:

At March 31, 2009	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agency	$1,411,404	$22,111	$(1,876)	$1,431,639
Non-U.S. government	257,493	3,557	(10,997)	250,053
Corporate debt	2,791,065	20,367	(533,075)	2,278,357
Mortgage-backed	3,729,111	58,866	(274,691)	3,513,286
Asset-backed	385,102	2,555	(35,279)	352,378
Municipals	406,719	10,465	(4,722)	412,462

Total fixed maturities	8,980,894	117,921	(860,640)	8,238,175

Equities
Common stock	125,016	2,057	(50,574)	76,499
Preferred stock	2,028	-	-	2,028

Total equities	127,044	2,057	(50,574)	78,527

Short-term investments	227,922	98	(2,437)	225,583

Total	$9,335,860	$120,076	$(913,651)	$8,542,285

At December 31, 2008	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and agency	$1,148,767	$39,474	$(908)	$1,187,333
Non-U.S. government	272,006	19,915	(12,696)	279,225
Corporate debt	2,517,059	19,640	(475,382)	2,061,317
Mortgage-backed	3,670,126	71,613	(266,643)	3,475,096
Asset-backed	433,266	390	(52,650)	381,006
Municipals	363,770	6,479	(3,572)	366,677

Total fixed maturities	8,404,994	157,511	(811,851)	7,750,654

Equities:
Common stock	132,935	1,522	(48,620)	85,837
Preferred stock	31,395	-	(9,949)	21,446

Total equities	164,330	1,522	(58,569)	107,283

Short-term investments	266,640	428	(5,189)	261,879

Total	$8,835,964	$159,461	$(875,609)	$8,119,816

The net unrealized losses on our available for sale securities increased $59 million during the first quarter of 2009, comprising the following movements:

	Net Unrealized Gains (Losses) at March 31, 2009	Net Unrealized Gains (Losses) at December 31, 2008	Change
Fixed maturities:
U.S. government and agency	$20,235	$38,567	$(18,332)
Non-U.S. government	(7,440)	7,219	(14,659)
Corporate debt	(512,708)	(455,741)	(56,967)
MBS	(215,825)	(195,030)	(20,795)
ABS	(32,724)	(52,260)	19,536
Municipals	5,743	2,907	2,836

Total fixed maturities	(742,719)	(654,338)	(88,381)

Equities:
Common stock	(48,517)	(47,098)	(1,419)
Preferred stock	-	(9,949)	9,949

Total equities	(48,517)	(57,047)	8,530

Short-term investments	(2,339)	(4,763)	2,424

Total before fair value hedge	(793,575)	(716,148)	(77,427)

Fair value hedge adjustment	26,093	8,108	17,985

Total	$(767,482)	$(708,040)	$(59,442)

The increase in net unrealized losses during the quarter was primarily related to the corporate debt sector, primarily driven by the widening of spreads in the European credit market and on the subordinated debt of European and U.S. banks.

Corporate debt:

At March 31, 2009 our corporate debt portfolio had an average credit rating of A, a duration of 3.3 years (December 31, 2008: 3.1 years) and a weighted average life of 4.7 years (December 31, 2008: 4.5 years). The composition of our corporate debt securities at March 31, 2009 was as follows:

	Fair Value	Net Unrealized Losses at March 31, 2009	% of Fair Value of Total Fixed Maturities
Direct Financials	$1,083,647	$(120,296)	13.2%
Direct Non Financials	955,644	(17,744)	11.6%
Medium-term notes	239,066	(374,668)	2.9%

Total	$2,278,357	$(512,708)	27.7%

Our direct financials exposures are primarily related to U.S. banks (27%), foreign banks (19%) and corporate finance (18%), with the remainder diversified across several other sub-sectors. Included in our financials sector is $205 million of FDIC guaranteed bonds. At March 31, 2009, the weighted average credit rating of our financials sector was A.

Our non-financial exposures are primarily related to communications (20%), consumer non-cyclicals (20%), consumer cyclicals (11%), electric (21%) and energy (12%), with the remainder diversified across several other sub-sectors. At March 31, 2009 the weighted average credit rating of our non-financials debt at March 31, 2009 was A-.

Our medium term notes are a diversified pool of fixed maturity securities with an average rating of A-. The medium-term notes use leverage and are diversified by country and asset sector with the majority of the exposure consisting of corporate and sovereign debt. The medium term notes provide exposure to floating rate securities which allows us to diversify away from the fixed rate exposure of other fixed maturity securities.

Mortgage- backed securities:

Our MBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. Non-agency residential mortgage backed securities (“RMBS”) represent 10% of our total RMBS portfolio. The average duration and weighted average life of our non-agency RMBS at March 31, 2009 was 0.02 years and 4.4 years respectively. Our non-agency RMBS portfolio primarily originates from years 2003 to 2007, from which 2005 is the largest component (32%). Our total exposure to vintage years 2006 and 2007 was 27%. The average duration and weighted average life of our commercial mortgage backed securities (“CMBS”) at March 31, 2009 was 3.4 years and 4.1 years, respectively. Our non-agency CMBS portfolio primarily originates from years 2005 (26%), 2006 (21%) and 2007 (18%).

	Mortgage-backed securities
	Agency (a)	AAA	AA and below	Total
Residential	$2,479,726	$250,754	$29,253	$2,759,733
Commercial	12,368	729,763	11,422	753,553

Total	$2,492,094	$980,517	$40,675	$3,513,286

% of total	70.9%	27.9%	1.2%	100%

(a) These represent securities backed by U.S. government-sponsored agencies.

Asset- backed securities:

The average duration and weighted average life of our ABS portfolio at March 31, 2009 was 0.8 years and 3.1 years, respectively. Our ABS securities primarily originate from years 2008 (27%), 2007 (25%) and 2006 (19%).

	Asset-backed securities
	AAA	AA	A	BBB and lower	Total
Auto	$118,204	$—	$—	$6,737	$124,941
Credit card	81,039	—	—	—	81,039
CLO (a)	—	—	22,889	15,703	38,592
Home equity	16,689	72	145	5,189	22,095
CDO (b)	4,737	303	1,179	48	6,267
Equipment	532	—	122	—	654
Other	77,536	—	—	1,254	78,790

Total	$298,737	$375	$24,335	$28,931	$352,378

% of total	84.8%	0.1%	6.9%	8.2%	100%

(a)	Collateralized loan obligation– debt tranche securities
(b)	Collateralized debt obligation

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

The following tables summarize our exposure to these investments within our direct investment portfolio at March 31, 2009, including net realized investment losses and impairments recorded in first quarter of 2009:

At March 31, 2009	Holdings at Fair Value	% of Total Shareholders’ Equity	Net Unrealized Gain (Losses)	Realized Losses and Impairments
Sub-prime Agency MBS	$1,308	0.03%	$9	$-
Sub-prime Non-Agency MBS	1,124	0.02%	(393)	-
Sub-prime ABS	20,655	0.46%	(4,694)	(8,684)

Total Sub-prime	23,087	0.51%	(5,078)	(8,684)

Alternative-A Agency MBS	468	0.01%	(8)	-
Alternative-A Non-Agency MBS	95,003	2.11%	(27,237)	(3,021)
Alternative-A ABS	1,440	0.03%	(295)	(925)

Total Alternative-A	96,911	2.15%	(27,540)	(3,946)

Total Sub-prime and Alternative-A	$119,998	2.66%	$(32,618)	$(12,630)

At March 31, 2009, 91% of our investment in this sector was Agency rated or AAA. The duration and weighted average life of our sub-prime investments at March 31, 2009 were 0.2 years and 4.4 years, respectively, while the duration and weighted average life of our alternative-A investments at March 31, 2009 were 0.02 years and 4.4 years, respectively. At March 31, 2009, 55% of our sub-prime securities and 7% of our alternative-A securities, originated in 2006 and 2007.

Equity Securities

During 2008 we began funding an allocation to global equities. At March 31, 2009 we held $79 million of equities with net unrealized losses of $49 million. The decline in our equity portfolio since December 31, 2008, was primarily due to the general decline in the global equity markets. Further, we sold $33 million of equities mainly due to deteriorating fundamentals.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	March 31, 2009		December 31, 2008
Hedge funds	$273,239	55%	$251,787	51%
Credit funds	83,882	17%	101,094	21%
CLO - equity tranches	94,861	19%	97,661	20%
Short duration high yield fund	42,423	9%	41,540	8%

Total other investments	$494,405	100%	$492,082	100%

The movement in hedge funds and credit funds in the year include net subscriptions of $21 million and redemption of $23 million respectively. Refer to “Net Investment Income and Net Realized Investment Gains/Losses”, above.

Securities Lending

As of March 31, 2009, we had outstanding securities lending agreements approximating $311 million (2008: $406 million). The proceeds from these agreements are primarily invested in cash equivalents rated A-1/P-1 and AAA rated short-term securities. As a response to current market conditions, we are currently winding down this lending program to reduce our risk profile.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

There has been no material change in our liquidity position or capital resource requirements since December 31, 2008. For more information refer to ‘Liquidity and Capital Resources’ included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

At March 31, 2009, and December 31, 2008, our common equity was $4.0 billion. The following table reconciles our opening and closing common equity positions:

Common equity - December 31, 2008	$3,961,041
Net income	124,898
Unrealized depreciation on available for sale investments	(59,442)
Common share dividends	(31,779)
Preferred share dividends	(9,219)
Share-based compensation and other	7,338

Common equity - March 31, 2009	$3,992,837

COMMITMENTS AND CONTINGENCIES

There have been no other material changes in our commitments or contingencies since December 31, 2008. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2008.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, which include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our Consolidated Financial Statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2008 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Premiums

•	Fair Value Measurements

•	Other-Than-Temporary Impairments (OTTI)

Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2008 for qualitative discussions on our Critical Accounting Estimates.

NEW ACCOUNTING STANDARDS

See Item 1, Note 1 to the Consolidated Financial Statements for a discussion of new accounting standards we have recently adopted and recently issued accounting pronouncements we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to Item 7A, included in our 2008 Form 10-K. There have been no material changes to this item since December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009. Based upon that evaluation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during each month in the first three months of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (b)
January 1-31, 2009	75,408	$28.14	-	$ 211.6 million
February 1-28, 2009	144,529	$25.49	-	$ 211.6 million
March 1-31, 2009	-	-	-	$ 211.6 million
Total	219,937		-	$ 211.6 million

(a)	Share repurchases relating to withhold to cover tax liabilities upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares. This repurchase plan is authorized to continue until December 31, 2009.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 16, 2007).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	2009 Directors Annual Compensation Program.

10.2	2003 Directors Deferred Compensation Plan, as amended and restated.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2009

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)