Form 10-Q
period 2009-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2009-08-04
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 27, 2009 there were 142,370,593 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	2009	2008
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost 2009: $9,380,300; 2008: $8,404,994)	$8,872,839	$7,750,654
Equity securities, available for sale, at fair value (cost 2009: $119,345; 2008: $164,330)	96,875	107,283
Other investments, at fair value	539,545	492,082
Short-term investments	165,197	261,879

Total investments	9,674,456	8,611,898
Cash and cash equivalents	1,264,043	1,697,581
Restricted cash and cash equivalents	116,820	123,092
Accrued interest receivable	87,361	79,232
Insurance and reinsurance premium balances receivable	1,707,677	1,185,785
Reinsurance recoverable balances	1,381,076	1,304,551
Reinsurance recoverable balances on paid losses	62,764	74,079
Deferred acquisition costs	374,849	273,096
Prepaid reinsurance premiums	296,994	279,553
Securities lending collateral	146,350	412,823
Goodwill and intangible assets	95,058	60,417
Other assets	171,437	180,727

Total assets	$15,378,885	$14,282,834

Liabilities
Reserve for losses and loss expenses	$6,561,894	$6,244,783
Unearned premiums	2,671,025	2,162,401
Insurance and reinsurance balances payable	178,372	202,145
Securities lending payable	149,288	415,197
Senior notes	499,422	499,368
Other liabilities	253,198	233,082
Net payable for investments purchased	156,567	64,817

Total liabilities	10,469,766	9,821,793

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2009: 137,710; 2008: 136,212 shares issued and outstanding)	1,900	1,878
Additional paid-in capital	1,989,503	1,962,779
Accumulated other comprehensive loss	(528,261)	(706,499)
Retained earnings	3,447,511	3,198,492
Treasury shares, at cost (2009: 14,468; 2008: 14,243 shares)	(501,534)	(495,609)

Total shareholders’ equity	4,909,119	4,461,041

Total liabilities and shareholders’ equity	$15,378,885	$14,282,834

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three months ended		Six months ended
	2009	2008	2009	2008
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$706,770	$680,291	$1,372,129	$1,338,925
Net investment income	112,220	137,015	211,512	222,666
Other insurance related loss	(14,261)	(7,269)	(23,656)	(5,267)
Net realized investment gains (losses):
Other-than-temporary impairment losses	(22,896)	(645)	(52,796)	(16,141)
Portion of impairment losses transferred to other comprehensive income	1,443	—	1,443	—
Other realized investment (losses) gains	(2,225)	2,197	(12,922)	53,378

Total net realized investment (losses) gains	(23,678)	1,552	(64,275)	37,237

Total revenues	781,051	811,589	1,495,710	1,593,561

Expenses
Net losses and loss expenses	378,252	371,717	766,251	733,398
Acquisition costs	103,309	97,780	205,285	192,260
General and administrative expenses	86,949	82,953	173,506	161,703
Foreign exchange losses (gains)	24,184	6,564	23,795	(13,733)
Interest expense and financing costs	7,971	7,890	15,892	15,848

Total expenses	600,665	566,904	1,184,729	1,089,476

Income before income taxes	180,386	244,685	310,981	504,085
Income tax expense	12,006	4,199	17,703	16,658

Net income	168,380	240,486	293,278	487,427

Preferred share dividends	9,219	9,219	18,438	18,438

Net income available to common shareholders	$159,161	$231,267	$274,840	$468,989

Weighted average common shares and common share equivalents:
Basic	137,849	142,333	137,586	142,786

Diluted	149,861	157,602	149,448	158,893

Earnings per common share:
Basic	$1.15	$1.62	$2.00	$3.28

Diluted	$1.06	$1.47	$1.84	$2.95

Cash dividends declared per common share	$0.20	$0.185	$0.40	$0.37

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three months ended		Six months ended
	2009	2008	2009	2008
	(in thousands)
Net income	$168,380	$240,486	$293,278	$487,427
Other comprehensive income, net of tax:
Available-for-sale investments:
Unrealized gains (losses) arising during the period	254,295	(148,491)	155,046	(138,997)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(1,443)	—	(1,443)	—
Adjustment for re-classification of realized investment losses (gains) and net impairment losses recognized in net income	23,103	(2,688)	64,636	(35,517)
Foreign currency translation adjustment	1,300	—	(1,667)	—
Change in the unrecognized prior service cost for SERPs	—	562	—	1,125

Comprehensive income	$445,635	$89,869	$509,850	$314,038

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(in thousands)
Common shares (shares outstanding)
Balance at beginning of period	136,212	142,520
Shares issued	1,723	2,343
Shares repurchased for treasury	(225)	(5,210)

Balance at end of period	137,710	139,653

Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,878	1,850
Shares issued	22	27

Balance at end of period	1,900	1,877

Additional paid-in capital
Balance at beginning of period	1,962,779	1,869,810
Shares issued	13	2,329
Stock options exercised	920	21,142
Share-based compensation expense	25,791	29,075

Balance at end of period	1,989,503	1,922,356

Accumulated other comprehensive income (loss)
Balance at beginning of period	(706,499)	22,668
Cumulative effect of change in accounting principle at April 1st, net of tax[1]	(38,334)	—
Unrealized appreciation (depreciation) on available for sale investments, net of tax	219,682	(174,514)
Portion of other-than-temporary impairment losses, net of tax	(1,443)	—
Amortization of prior service cost on the SERPs	—	1,125
Foreign currency translation adjustment	(1,667)	—

Balance at end of period	(528,261)	(150,721)

Retained earnings
Balance at beginning of period	3,198,492	2,968,900
Cumulative effect of change in accounting principle at April 1st, net of tax[1]	38,334	—
Net income	293,278	487,427
Series A and B preferred share dividends	(18,438)	(18,438)
Common share dividends	(64,155)	(60,838)

Balance at end of period	3,447,511	3,377,051

Treasury shares, at cost
Balance at beginning of period	(495,609)	(204,606)
Shares repurchased for treasury	(5,925)	(182,795)

Balance at end of period	(501,534)	(387,401)

Total shareholders’ equity	$4,909,119	$5,263,162

1 Adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$293,278	$487,427
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	64,275	(37,237)
Net realized and unrealized (gains) losses of other investments	(26,110)	34,888
Amortization/accretion of fixed maturities	5,319	1,331
Other amortization and depreciation	6,684	5,603
Share-based compensation expense	25,791	29,075
Changes in:
Accrued interest receivable	(8,129)	(1,923)
Reinsurance recoverable balances	(65,210)	(66,236)
Deferred acquisition costs	(101,753)	(78,786)
Prepaid reinsurance premiums	(17,441)	(20,521)
Reserve for loss and loss expenses	317,111	408,420
Unearned premiums	508,624	457,589
Insurance and reinsurance balances, net	(545,665)	(416,079)
Other items	(5,332)	(64,536)

Net cash provided by operating activities	451,442	739,015

Cash flows from investing activities:
Purchases of:
Fixed maturities	(5,251,298)	(4,655,172)
Equity securities	(24,689)	(262,863)
Other investments	(91,800)	(130,500)
Proceeds from the sale of:
Fixed maturities	3,871,643	3,809,843
Equity securities	44,967	38,538
Other investments	60,420	9,615
Proceeds from the redemption of fixed maturities	497,681	528,375
Net sales of short-term investments	102,660	(90,392)
Purchase of other assets	(39,660)	(5,605)
Change in restricted cash and cash equivalents	6,272	(25,473)

Net cash used in investing activities	(823,804)	(783,634)

Cash flows from financing activities:
Repurchase of shares	(5,925)	(182,795)
Dividends paid - common shares	(59,562)	(54,784)
Dividends paid - preferred shares	(18,438)	(18,430)
Proceeds from issuance of common shares	955	23,498

Net cash used in by financing activities	(82,970)	(232,511)

Effect of exchange rate changes on foreign currency cash	21,794	13,165

(Decrease) in cash and cash equivalents	(433,538)	(263,965)
Cash and cash equivalents - beginning of period	1,697,581	1,273,117

Cash and cash equivalents - end of period	$1,264,043	$1,009,152

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

In these notes, the terms “we,” “us,” “our,” or the “Company” refer to AXIS Capital Holdings Limited and its subsidiaries.

Our consolidated balance sheet at June 30, 2009 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the periods ended June 30, 2009 and 2008 have not been audited. The balance sheet at December 31, 2008 is derived from the audited financial statements.

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

Investments

Investments available for sale

Fixed maturities and equities classified as “available for sale” are reported at fair value at the balance sheet date. See Note 4 for additional information regarding the determination of fair value.

Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on sales of investments are determined based on the specific identification method. Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method and is net of investment management fees and other expenses. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments that are required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

The net unrealized gain or loss on available for sale investments, net of tax, is included as accumulated other comprehensive income (loss) in shareholders’ equity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Investments available for sale (continued)

We assess quarterly whether our available-for-sale investments with unrealized losses represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security including, but not limited to: (i) the extent and duration of the decline, (ii) the reason for the decline (e.g. credit spread widening, credit event), (iii) the historical and implied future volatility of the fair value, (iv) the financial condition of, and near-term prospects of, the issuer and (v) the collateral structure and credit support of the security, if applicable.

On April 1, 2009, we adopted FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). Accordingly, we recognize an other-than-temporary impairment (“OTTI”) in earnings for a fixed maturity security in an unrealized loss position when we either (a) have the intent to sell the security, (b) more likely than not will be required to sell the security before its anticipated recovery, or (c) do not anticipate to fully recover the amortized cost based on projected cash flows to be collected. Prior to the adoption of this new guidance, we recorded an OTTI charge for a fixed maturity security in an unrealized position when we could not assert that we had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost.

Under FSP FAS 115-2 and FAS 124-2, if the impaired fixed maturity security meets one of the first two criteria above, the entire difference between the security’s fair value and its amortized cost is recorded as an OTTI charge in the Consolidated Statements of Operations. However, if the impairment arises due to an anticipated credit loss on the security (third criterion above), we recognize only the credit component of the OTTI amount in earnings with a corresponding adjustment to amortized cost (new cost basis). The non-credit component (e.g. interest rates, market conditions, etc.) of the OTTI amount is recognized in accumulated other comprehensive income (“AOCI”) in our shareholders’ equity. The new amortized cost is accreted into net investment income.

Equity securities were specifically excluded from FSP FAS 115-2 and FAS 124-2. Accordingly, we continue to consider our ability and intent to hold an equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. When it is determined that the decline in value of an equity security is other-than-temporary, we adjust the carrying value of the equity security to its fair value, with a corresponding charge to earnings.

In periods subsequent to the recognition of an OTTI for either a fixed maturity or equity security, the new cost basis is not adjusted for subsequent increases in estimated fair value.

Other investments

We account for our other investments at fair value (see Note 4 – Fair Value Measurements), with the change in fair value and realized gains and losses reported in net investment income.

Income distribution from our investment in collateralized loan obligations (“CLOs”) - equity tranche securities, is also reported in net investment income.

Short-term investments

Short-term investments primarily comprised highly liquid debt securities due to mature within one year and greater than three months since the date of purchase. Short-term investments, which have been previously included in fixed maturities, are now reported separately in the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, the Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and in the related disclosures. These investments are carried at amortized cost, which fairly approximates fair value.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

Our functional currency is the U.S. dollar, except for our recently established Canadian branch, for which the functional currency is the Canadian dollar. The assets and liabilities of the Canadian branch are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

Adoption of New Accounting Standards

Fair Value Measurements

Effective January 1, 2009, we adopted FAS 157-2, Fair Value Measurements (“FAS 157”) for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. The adoption of FAS 157-2 did not impact our results of operations or financial position.

Effective April 1, 2009, we adopted the following FASB Staff Positions (“FSPs”) in relation to fair value measurements:

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP supercedes FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP FAS 157-4 provides additional guidance on: 1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and 2) identifying transactions that are not orderly. It also expands disclosure requirements to include disaggregation of the FAS 157 disclosures by defining major categories to be consistent with FAS 115. FSP FAS 157-4 must be applied prospectively. The adoption of this FSP did not materially impact our results of operations or financial position. Refer to Note 4 – Fair Value Measurements for disclosures required by this FSP.

•

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). Refer to the above ‘Significant Accounting Policies- Investments Available for Sale’, for further details on the new OTTI recognition guidance. This FSP requires new interim and annual disclosure of both fixed maturities and equities, including more disaggregated information (refer to Note 4 – Fair Value Measurements). As of April 1, 2009, the adoption of this FSP resulted in $38 million net after-tax increase to retained earnings with a corresponding increase to accumulated other comprehensive loss. This adjustment reflects the non-credit portion of the total OTTI of $86 million previously recognized in retained earnings for fixed maturity securities still outstanding at March 31, 2009. As part of the cumulative effect adjustment, we also recorded a corresponding adjustment to the amortized cost of our fixed maturities. The adoption of this new guidance on April 1, 2009, did not impact our total shareholders’ equity.

•

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP extends the disclosure requirements under FAS 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements and it amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Refer to Note 4 – Fair Value Measurements for interim disclosures on fair value of financial instruments.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Business Combinations

In April, 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). This FSP amends the guidance in FAS 141(R), Business Combinations, by requiring that assets acquired or liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated; otherwise the asset or liability should generally be recognized in accordance with FAS 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. This FSP removes the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. The adoption of this FSP did not impact our results of operations or financial position.

Determination of the Useful Life of Intangible Assets

Effective January 1, 2009, we adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors considered in developing assumptions used to determine the useful life of an intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other applicable accounting literature. The adoption of FSP FAS 142-3 did not have a significant impact on our results of operations or financial position.

Financial Guarantee Insurance Contracts

Effective January 1, 2009, we adopted FAS No. 163, Accounting for Financial Guarantee Insurance Contracts (“FAS 163”), with no cumulative adjustment to opening retained earnings. This new standard clarifies how FAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The determination of applicability of FAS 163 to certain of our insurance contracts required significant management judgment due to the interpretation of the scope exemption for insurance contracts that are similar to financial guarantee insurance contracts. The adoption of FAS 163 did not have a significant impact on our results of operations or financial position.

Earnings per Share

Effective January 1, 2009, we adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides additional guidance in the calculation of earnings per share under FAS No. 128, Earnings Per Share, and requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of earnings per share pursuant to the two-class method. As the dividends on all outstanding unvested stock awards are restricted and forfeitable, the adoption of FSP EITF 03-6-1 did not impact the calculation of our earnings per share.

Subsequent Events

Effective April 1, 2009, we adopted FAS 165, Subsequent Events (“FAS 165”). This new standard provides new accounting and disclosure guidance on management’s assessment of subsequent events. It clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The adoption of FAS 165 did not have an impact on our results of operations or financial position. In preparing our Consolidated Financial Statements, we have evaluated subsequent events through August 4, 2009, which is the date that these financial statements were issued.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards Not Yet Adopted

Transfers and Servicing of Financial Assets

In June 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets, which amends the derecognition guidance in FAS 140 and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). Consequently, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with FAS 167 (see below). FAS 166 is effective for financial asset transfers occurring after January 1, 2010 and early adoption is prohibited. We do not anticipate this adoption will materially impact our results of operations, financial condition and liquidity.

Consolidations

In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis under Interpretation 46(R), in particular it modifies the approach for determining the primary beneficiary of a VIE. FAS 167 is effective as of January 1, 2010, and early adoption is prohibited. We are currently evaluating the impact of the adoption of FAS 167 on our financial condition and results of operations.

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

The following tables summarize the underwriting results of our operating segments for the periods indicated and the carrying values of goodwill and intangible assets as at June 30, 2009 and 2008:

	2009			2008
Three months ended June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$526,764	$387,877	$914,641	$555,464	$318,705	$874,169
Net premiums written	313,136	387,877	701,013	365,511	318,705	684,216
Net premiums earned	298,975	407,795	706,770	297,429	382,862	680,291
Other insurance related (loss) income	(14,956)	695	(14,261)	(7,509)	240	(7,269)
Net losses and loss expenses	(187,211)	(191,041)	(378,252)	(159,696)	(212,021)	(371,717)
Acquisition costs	(28,306)	(75,003)	(103,309)	(31,120)	(66,660)	(97,780)
General and administrative expenses	(52,893)	(17,525)	(70,418)	(48,141)	(17,077)	(65,218)

Underwriting income	$15,609	$124,921	140,530	$50,963	$87,344	138,307

Corporate expenses			(16,531)			(17,735)
Net investment income			112,220			137,015
Net realized investment (losses) gains			(23,678)			1,552
Foreign exchange losses			(24,184)			(6,564)
Interest expense and financing costs			(7,971)			(7,890)

Income before income taxes			$180,386			$244,685

Net loss and loss expense ratio	62.6%	46.8%	53.5%	53.7%	55.4%	54.6%
Acquisition cost ratio	9.5%	18.4%	14.6%	10.4%	17.4%	14.4%
General and administrative expense ratio	17.7%	4.3%	12.3%	16.2%	4.5%	12.2%

Combined ratio	89.8%	69.5%	80.4%	80.3%	77.3%	81.2%

Goodwill and intangible assets	$95,058	$-	$95,058	$61,035	$-	$61,035

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2009			2008
Six months ended June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$890,922	$1,347,214	$2,238,136	$990,321	$1,148,029	$2,138,350
Net premiums written	525,151	1,338,163	1,863,314	637,243	1,138,748	1,775,991
Net premiums earned	574,598	797,531	1,372,129	596,986	741,939	1,338,925
Other insurance related (loss) income	(24,761)	1,105	(23,656)	(6,322)	1,055	(5,267)
Net losses and loss expenses	(339,915)	(426,336)	(766,251)	(319,146)	(414,252)	(733,398)
Acquisition costs	(54,509)	(150,776)	(205,285)	(62,834)	(129,426)	(192,260)
General and administrative expenses	(103,374)	(35,796)	(139,170)	(95,960)	(34,447)	(130,407)

Underwriting income	$52,039	$185,728	237,767	$112,724	$164,869	277,593

Corporate expenses			(34,336)			(31,296)
Net investment income			211,512			222,666
Net realized investment (losses) gains			(64,275)			37,237
Foreign exchange (losses) gains			(23,795)			13,733
Interest expense and financing costs			(15,892)			(15,848)

Income before income taxes			$310,981			$504,085

Net loss and loss expense ratio	59.2%	53.5%	55.8%	53.5%	55.8%	54.8%
Acquisition cost ratio	9.4%	18.9%	15.0%	10.5%	17.5%	14.3%
General and administrative expense ratio	18.0%	4.5%	12.6%	16.1%	4.6%	12.1%

Combined ratio	86.6%	76.9%	83.4%	80.1%	77.9%	81.2%

Goodwill and intangible assets	$95,058	$-	$95,058	$61,035	$-	$61,035

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

At June 30, 2009	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(3)

Fixed maturities:
U.S. government and agency	$1,781,450	$13,802	$(14,548)	$1,780,704	$-
Non-U.S. government	299,302	7,129	(4,218)	302,213	-
Corporate debt	3,034,281	49,871	(398,744)	2,685,408	(20,709)
Residential MBS(1)	2,525,196	46,136	(71,770)	2,499,562	(4,948)
Commercial MBS	838,244	1,545	(111,485)	728,304	(691)
Asset-backed(2)	341,630	4,774	(36,057)	310,347	(11,447)
Municipals	560,197	12,115	(6,011)	566,301	(389)

Total fixed maturities	$9,380,300	$135,372	$(642,833)	$8,872,839	$(38,184)

Equities:
Common stock	$119,345	$6,952	$(29,422)	$96,875
Preferred stock	-	-	-	-

Total equities	$119,345	$6,952	$(29,422)	$96,875

At December 31, 2008	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities:
U.S. government and agency	$1,148,767	$39,474	$(908)	$1,187,333
Non-U.S. government	272,006	19,915	(12,696)	279,225
Corporate debt	2,517,059	19,640	(475,382)	2,061,317
Residential MBS(1)	2,736,811	71,523	(96,336)	2,711,998
Commercial MBS	933,315	90	(170,307)	763,098
Asset-backed(2)	433,266	390	(52,650)	381,006
Municipals	363,770	6,479	(3,572)	366,677

Total fixed maturities	$8,404,994	$157,511	$(811,851)	$7,750,654

Equities:
Common stock	$132,935	$1,522	$(48,620)	$85,837
Preferred stock	31,395	-	(9,949)	21,446

Total equities	$164,330	$1,522	$(58,569)	$107,283

(1) Residential mortgage-backed securities (“MBS”) include agency pass-through securities and collateralized mortgage obligations.

(2) Asset-backed securities (“ABS”) include debt tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”).

(3) Represents the non-credit component of OTTI losses since the adoption of FSP FAS 115-2 and FAS 124-2, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Contractual Maturities

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

As at June 30, 2009	Amortized Cost	Fair Value	% of Total Fair Value

Maturity
Due in one year or less	$582,117	$428,246	4.8%
Due after one year through five years	3,263,212	3,098,156	34.9%
Due after five years through ten years	1,558,719	1,550,605	17.5%
Due after ten years	271,182	257,620	2.9%

	5,675,230	5,334,627	60.1%
Residential MBS	2,525,196	2,499,561	28.2%
Commercial MBS	838,244	728,304	8.2%
Asset-backed	341,630	310,347	3.5%

Total	$9,380,300	$8,872,839	100.0%

As at December 31, 2008	Amortized Cost	Fair Value	% of Total Fair Value

Maturity
Due in one year or less	$416,178	$343,570	4.4%
Due after one year through five years	2,798,157	2,512,428	32.4%
Due after five years through ten years	814,175	803,331	10.4%
Due after ten years	273,092	235,223	3.0%

	4,301,602	3,894,552	50.2%
Residential MBS	2,736,811	2,711,998	35.0%
Commercial MBS	933,315	763,098	9.9%
Asset-backed	433,266	381,006	4.9%

Total	$8,404,994	$7,750,654	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

At June 30, 2009	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agency	$-	$-	$971,677	$(14,548)	$971,677	$(14,548)
Non-U.S. government	67,615	(3,649)	73,856	(569)	141,471	(4,218)
Corporate debt	625,150	(336,835)	452,098	(61,909)	1,077,248	(398,744)
Residential MBS	203,184	(61,605)	487,898	(10,165)	691,082	(71,770)
Commercial MBS	506,217	(105,331)	96,793	(6,154)	603,010	(111,485)
Asset-backed	85,419	(28,002)	11,436	(8,055)	96,855	(36,057)
Municipals	13,574	(2,577)	152,968	(3,434)	166,542	(6,011)

Total fixed maturities	$1,501,159	$(537,999)	$2,246,726	$(104,834)	$3,747,885	$(642,833)

Equities:
Common stock	$32,622	$(20,534)	$28,617	$(8,888)	$61,239	$(29,422)
Preferred stock	-	-	-	-	-	-

Total equities	$32,622	$(20,534)	$28,617	$(8,888)	$61,239	$(29,422)

At December 31, 2008
Fixed maturities:
U.S. government and agency	$-	$-	$84,208	$(908)	$84,208	$(908)
Non-U.S. government	-	-	162,203	(12,696)	162,203	(12,696)
Corporate debt	428,311	(329,445)	1,057,684	(145,937)	1,485,995	(475,382)
Residential MBS	75,916	(16,266)	385,527	(80,070)	461,443	(96,336)
Commercial MBS	138,132	(49,091)	611,631	(121,216)	749,763	(170,307)
Asset-backed	59,597	(18,878)	300,585	(33,772)	360,182	(52,650)
Municipals	-	-	71,510	(3,572)	71,510	(3,572)

Total fixed maturities	$701,956	$(413,680)	$2,673,348	$(398,171)	$3,375,304	$(811,851)

Equities:
Common stock	$2,286	$(3,083)	$71,071	$(45,537)	$73,357	$(48,620)
Preferred stock	-	-	21,446	(9,949)	21,446	(9,949)

Total equities	$2,286	$(3,083)	$92,517	$(55,486)	$94,803	$(58,569)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Fixed Maturities

At June 30, 2009, 796 fixed maturities (2008: 1,202) were in an unrealized loss position. Of these, 492 securities (2008: 266) have been in continuous unrealized loss position for 12 months or greater. At June 30, 2009, the $538 million gross unrealized losses for 12 months or greater were primarily concentrated in our non-agency commercial MBS and corporate debt securities. The average Standard & Poor’s (“S&P”) credit rating for our non-agency commercial MBS was AAA at June 30, 2009. Within our corporate debts, $290 million of the $337 million gross unrealized losses for 12 months or greater was attributable to our holdings in medium-term notes. At December 31, 2008, the $414 million of gross unrealized losses for 12 months or greater were primarily concentrated in our corporate debt securities. Our medium-term notes accounted for $284 million of these unrealized losses from corporate debt securities. The medium-term notes use leverage and are a highly diversified pool of corporate and sovereign debt securities, with an average credit rating of BBB by Moody’s at June 30, 2009.

At June 30, 2009, based on a detailed analysis of the underlying credit, projected cash flows to be collected, and other qualitative factors, we concluded that there were no OTTI charges to be recognized for the fixed maturities portfolio other than those mentioned below. The gross unrealized losses for our fixed maturity portfolio are primarily attributable to credit spread widening and increased illiquidity discounts. At June 30, 2009, we do not intend to sell these securities and it is not more likely than not that we will be required to sell the above securities before the anticipated recovery of their remaining amortized costs basis.

During the three and six months ended June 30, 2009, we recorded an impairment charge on our fixed maturities of $15 million (2008: $1 million) and $42 million (2008: $16 million), respectively. The OTTI charge for the three months ended June 30, 2009, includes $13 million of impairments on certain commercial MBS, residential MBS and corporate debt securities which we intend to sell in the near term.

Prior to the adoption of FSP FAS 115-2 and 124-2, the OTTI recognized in earnings reflected the entire difference between the fair value and the amortized cost of the fixed maturity. Upon adoption of this new guidance, we recorded a $38 million cumulative effect adjustment on our April 1, 2009 retained earnings balance to reclassify the non-credit portion of OTTI previously recorded in earnings from retained earnings to AOCI, net of deferred taxes. Because FSP FAS 115-2 and FAS 124-2 does not allow for retrospective application of the new OTTI recognition model, the OTTI amount reported in the Consolidated Statements of Operations for the three months ended June 30, 2009, is not measured on the same basis as prior period amounts and accordingly these amounts are not comparable. The total non-credit losses included in AOCI at June 30, 2009 was $38 million (see above part (a) for breakdown by major security type).

The following table provides a rollforward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

Balance at March 31, 2009	$-
Credit losses remaining in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	45,347
Credit loss impairments previously recognized in AOCI on securities which were sold during the period	(10,818)
Credit loss impairment recognized on securities not previously impaired	2,513
Additional credit loss impairments recognized on securities previously impaired	187

Balance at June 30, 2009	$37,229

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The credit losses remaining in retained earnings upon adoption of FSP FAS 115-2 and 124-2 related to $33 million of corporate debt securities, $7 million of ABS, $4 million of residential MBS and $1 million of commercial MBS. Corporate debts included $20 million of credit losses related to the bankruptcy of Lehman Brothers. The reduction of credit loss impairments in the above table was related to sales of mostly corporate debt securities in the current quarter. The credit losses recognized in earnings are generally calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment. The significant inputs and the methodology used to estimate the credit losses for which a portion of the OTTI was recognized in AOCI were as follows:

Corporate Debt:

We estimated the credit losses on corporate debt securities not yet defaulted based on discounted cash flows. Our cash flow estimates are primarily driven by our assumptions regarding probability of default. We developed the default assumption based on our internal credit analysis and observable market data such as industry analyst reports and forecasts, rating agencies’ expected loss tables and other data relevant to the recoverability of the security. We impaired corporate debt securities that have been downgraded to speculative grade from investment grade by either Moody’s or Standard & Poor’s. For corporate debts that have defaulted to date, we estimated the credit loss based on the entire difference between the amortized cost of the security and its fair value at the impairment measurement.

Residential MBS, Commercial MBS and ABS:

We utilized models to determine the estimated credit losses for structured securities. To project expected cash flows to be collected, we utilized underlying data from widely accepted third-party data sources as well as the following significant assumptions: expected defaults, delinquencies, recoveries, foreclosure costs, and prepayments. These assumptions require significant management judgment and vary for each structured security based on the underlying property type, vintage, loan to collateral value ratios, geographic concentration, and current levels of subordination. We have also corroborated our principal loss estimate with the independent investment manager’s principal loss estimate for each structured debt security with a significant unrealized loss position.

Equity Securities

For equities, at June 30, 2009, 40 securities (2008: nil) were in an unrealized loss position and eight of these securities (2008: nil) have been in a continuous unrealized loss position for 12 months or greater. Based on our OTTI quarterly review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a recovery of fair value, we concluded that there were no OTTI charges to be recognized for the equities in the above table at June 30, 2009 or December 31, 2008. During the three and six months ended June 30, 2009, we recorded an impairment charge on other equities of $6 million (2008: $nil) and $9 million (2008: $nil), respectively, primarily due to the severity and duration of the impairment.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Credit Ratings

The following summarizes the credit ratings of our fixed maturities as assigned by S&P:

As at June 30, 2009	Amortized Cost	Fair Value	% of Total Fair Value

Rating
AAA	$6,173,459	$6,064,310	68.3%
AA	722,316	707,471	8.0%
A	1,337,013	1,261,728	14.2%
BBB or lower	1,147,512	839,330	9.5%

Total	$9,380,300	$8,872,839	100.0%

As at December 31, 2008	Amortized Cost	Fair Value	% of Total Fair Value

Rating
AAA	$5,857,026	$5,692,296	73.5%
AA	521,697	491,185	6.3%
A	1,076,980	944,841	12.2%
BBB or lower	949,291	622,332	8.0%

Total	$8,404,994	$7,750,654	100.0%

b)	Other Investments

The table below shows our portfolio of other investments:

	June 30, 2009		December 31, 2008

Hedge funds	$323,567	60%	$251,787	51%
Credit funds	100,604	19%	101,094	21%
CLO - equity tranches	69,596	13%	97,661	20%
Short duration high yield fund	45,778	8%	41,540	8%

Total other investments	$539,545	100%	$492,082	100%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c)	Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed maturities	$100,901	$105,793	$192,598	$212,513
Other investments	11,868	19,883	18,738	(15,911)
Cash and cash equivalents	2,032	10,534	4,888	25,425
Equities	1,392	3,179	1,763	3,283
Short-term investments	177	602	443	2,694

Gross investment income	116,370	139,991	218,430	228,004
Investment expenses	(4,150)	(2,976)	(6,918)	(5,338)

Net investment income	$112,220	$137,015	$211,512	$222,666

The following table provides an analysis of net realized investment losses:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gross realized gains	$23,502	$11,814	$84,582	$74,935
Gross realized losses	(23,350)	(9,703)	(98,607)	(21,206)
Net OTTI recognized in earnings	(21,453)	(645)	(51,353)	(16,141)

Net realized losses on fixed maturities and equities	(21,301)	1,466	(65,378)	37,588
Change in fair value of derivative instruments(1)	(27,104)	86	(5,639)	(351)
Change in fair value of hedged investments(1)	24,727	-	6,742	-

Net realized investment (losses) gains	$(23,678)	$1,552	$(64,275)	$37,237

(1)	Refer to Note 6 – Derivative Instruments

d)	Securities Lending

At June 30, 2009, we had $146 million (2008: $406 million) in securities on loan. We are currently winding down this lending program to reduce our counterparty credit risk.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Fair value is defined as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. FAS 157 establishes a framework for measuring fair value that includes a hierarchy for inputs used in measuring fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:

•

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.

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

We used the following methods and assumptions in estimating the fair value of our financial instruments as well as the general classification of such financial instruments pursuant to the above fair value hierarchy.

Fixed Maturities

Our U.S. Treasury securities are classified within Level 1 as the fair values are based on unadjusted market prices. For the remaining fixed maturities, substantially all are classified within Level 2.

The valuations for fixed maturity securities are generally obtained from third party pricing services for identical or comparable securities or through the use of “pricing matrix models” using observable market inputs such as yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. Pricing from third party pricing services are sourced from multiple vendors, and we maintain a vendor hierarchy by asset type based on historical pricing experience and vendor expertise.

Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers or use an internal model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3 and consisted primarily of CLO debt tranche securities, private corporate debt securities and certain residential MBS at June 30, 2009.

Equity Securities

Our equity securities are classified within Level 1 as the fair values are based on quoted market prices in active markets.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Other Investments

The short-duration high yield fund is classified within Level 2 as its fair value is estimated using the net asset value reported by Bloomberg and it has daily liquidity.

The hedge and credit funds are classified within Level 3 as we estimate their respective fair values using net asset values as advised by external fund manager or third party administrators. Certain of these funds have lock-up and other redemption provisions which limit our ability to liquidate these funds in the short term. However, we believe a market participant would not adjust the reported net asset value for these contractual provisions, and accordingly, we do not apply a discount factor to the reported net asset value.

We estimate the fair value for our CLO – equity tranche (“CLO – Equity”) securities based on an internal valuation model due to the lack of observable, relevant trade in the secondary markets. The model includes the following significant unobservable inputs: default and recovery rates and collateral spreads. Accordingly, we classified CLO – Equity within Level 3. During the three month ended June 30, 2009, for certain CLO – Equities we increased the default rate assumptions and decreased the related recovery rate assumptions due to an increase in actual defaults and lower recoveries in the first half of 2009. To make an adjustment to these significant assumptions, we considered the actual experience on the underlying collateral for our CLO – Equities as well as recent credit rating agencies’ forecasted default and recovery rates for U.S. corporate speculative-grade securities. The valuation of these CLO – Equities requires significant management judgment.

Derivative Instruments

a) Forward Contracts and Options

Our foreign currency forward contracts and options are customized to our hedging strategies and trade in the over-the-counter derivative market. We estimate the fair value for these derivatives using models based on significant observable market inputs from third party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. Accordingly, we classified these derivatives within Level 2.

b) Insurance Derivative Contract

The fair value for an indemnity contract with longevity risk exposure is based on an internal valuation model, which includes the following significant unobservable inputs:

•

The timing of the receipt of death benefits as well as the amount of premiums to be paid to maintain the policies in force, both of which are directly correlated to life expectancy assumptions for a portfolio of 188 lives;

•	The proceeds of selling the unmatured life settlement contracts in 2017; and

•	The risk margin that a market participant would require for providing this indemnity.

The estimated indemnity payment, net of our contractual premium for providing the indemnity, is discounted using the risk free yield curve, adjusted for counterparties’ credit risk. Due to the use of significant unobservable inputs based on management judgment, we classified this contract within Level 3. During the three and six months ended June 30, 2009, we have not modified our assumptions in the model.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis.

At June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. government and agency	$381,403	$1,399,301	$-	$1,780,704
Non-U.S. government	-	302,213	-	302,213
Corporate debt	-	2,668,485	16,923	2,685,408
Residential MBS	-	2,478,870	20,692	2,499,562
Commercial MBS	-	728,304	-	728,304
Asset-backed	-	262,004	48,343	310,347
Municipals	-	566,301	-	566,301

	381,403	8,405,478	85,958	8,872,839
Equity securities	96,875	-	-	96,875
Other investments	-	45,778	493,767	539,545
Other assets (see Note 6)	-	265	-	265

Total	$478,278	$8,451,521	$579,725	$9,509,524

Liabilities
Other liabilities (see Note 6)	$-	$6,305	$87,597	$93,902

At December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. government and agency	$647,139	$540,194	$-	1,187,333
Non-U.S. government	-	279,225	-	279,225
Corporate debt	-	2,061,317	-	2,061,317
Residential MBS	-	2,711,998	-	2,711,998
Commercial MBS	-	763,098	-	763,098
Asset-backed	-	381,006	-	381,006
Municipals	-	366,677	-	366,677

	647,139	7,103,515	-	7,750,654
Equity securities	107,283	-	-	107,283
Other investments	-	41,540	450,542	492,082
Other assets (see Note 6)	-	5,005	-	5,005

Total	$754,422	$7,150,060	$450,542	$8,355,024

Liabilities
Other liabilities (see Note 6)	$-	$29,044	$62,597	$91,641

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the periods indicated:

Three months ended June 30, 2009	Balance at beginning of period	Total net realized and unrealized gains / losses included in net income (1)	Change in net unrealized gains / losses included in other comprehensive income	Net purchases, sales, and distributions	Net transfers in (out) of Level 3	Balance at end of period	Unrealized gains/ losses for Level 3 Assets/ Liabilities held at the reporting date
Assets
Fixed maturities
U.S. government and agency	$-	$-	$-	$-	$-	$-	$-
Non-U.S. government	-	-	-	-	-	-	-
Corporate debt	17,534	-	(807)	(29)	225	16,923	(4,833)
Residential MBS	49,033	-	4,976	(5,647)	(27,670)	20,692	(3,357)
Commercial MBS	566	-	(10)	-	(556)	-	-
Asset-backed	47,758	-	6,283	(203)	(5,495)	48,343	(21,962)
Municipals	-	-	-	-	-	-	-

	114,891	-	10,442	(5,879)	(33,496)	85,958	(30,152)

Other investments	451,982	18,388	-	23,397	-	493,767	(186,662)

Liabilities
Other liabilities	$72,597	$15,000	$-	$-	$-	$87,597	$(66,444)

(1) Losses on fixed maturities are included in net realized investment (losses) gains. Gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related (loss) income.

Three months ended June 30, 2008	Balance at beginning of period	Total net realized and unrealized gains / losses included in net income (1)	Change in net unrealized gains / losses included in other comprehensive income	Net purchases, sales, and distributions	Net transfers in (out) of Level 3	Balance at end of period	Unrealized gains/ losses for Level 3 Assets/ Liabilities held at the reporting date

Assets
Other investments	$600,897	$12,869	$-	$63,923	$-	$677,689	(58,417)

Liabilities
Other liabilities	$16,346	$7,444	$-	$-	$-	$23,790	$(7,444)

(1) Losses on fixed maturities are included in net realized investment (losses) gains. Gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related (loss) income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the periods indicated:

Six months ended June 30, 2009	Balance at beginning of period	Total net realized and unrealized gains / losses included in net income (1)	Change in net unrealized gains / losses included in other comprehensive income	Net purchases, sales, and distributions	Net transfers in (out) of Level 3	Balance at end of period	Unrealized gains/ losses for Level 3 Assets/ Liabilities held at the reporting date
Assets
Fixed maturities
U.S. government and agency	$-	$-	$-	$-	$-	$-	$-
Non-U.S. government	-	-	-	-	-	-	-
Corporate debt	-	-	(2,091)	(29)	19,043	16,923	(4,833)
Residential MBS	-	-	5,920	(8,726)	23,498	20,692	(3,357)
Commercial MBS	-	-	76	-	(76)	-	-
Asset-backed	-	(373)	4,239	(397)	44,874	48,343	(21,962)
Municipals	-	-	-	-	-	-	-

	-	(373)	8,144	(9,152)	87,339	85,958	(30,152)

Other investments	450,542	21,872	-	21,353	-	493,767	(186,662)

Liabilities
Other liabilities	$62,597	$25,000	$-	$-	$-	$87,597	$(66,444)

(1) Losses on fixed maturities are included in net realized investment (losses) gains. Gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related (loss) income.

Six months ended June 30, 2008	Balance at beginning of period	Total net realized and unrealized gains / losses included in net income (1)	Change in net unrealized gains / losses included in other comprehensive income	Net purchases, sales, and distributions	Net transfers in (out) of Level 3	Balance at end of period	Unrealized gains/ losses for Level 3 Assets/ Liabilities held at the reporting date

Assets
Other investments	$592,593	$(29,764)	$-	$114,860	$-	$677,689	(58,417)

Liabilities
Other liabilities	$16,346	$7,444	$-	$-	$-	$23,790	$(7,444)

(1) Losses on fixed maturities are included in net realized investment (losses) gains. Gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related (loss) income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Net Transfers in (out) of Level 3 Securities

During the six months ended June 30, 2009, we reclassified $87 million of fixed maturities from Level 2 to Level 3. The reclassifications were primarily related to residential mortgage-backed securities, private corporate debt securities and debt tranches of collateralized loan obligations. The reclassifications were due to a reduction in the volume of recently executed transactions and market quotations for these securities, or a lack of available broker quotes such that unobservable inputs had to be utilized for the valuation of these securities. During the three months ended June 30, 2009, we reclassified $33 million of certain of the above securities from Level 3 to Level 2 as some of the liquidity re-entered the credit markets for these specific securities and external prices and other inputs became observable. Transfers into the Level 3 balance reflect the fair value of the securities at the beginning of the period and the transfers out of Level 3 reflect the fair value at the end of the period.

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at June 30, 2009, and December 31, 2008, are equal to fair value with the exception of senior notes. Senior notes are recorded at amortized cost with a carrying value of $499 million (2008: $499 million) and a fair value of $445 million (2008: $415 million).

5.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Six months ended June 30,	2009	2008
Gross unpaid losses and loss expenses at beginning of period	$6,244,783	$5,587,311
Less reinsurance recoverable balances at beginning of period	(1,378,630)	(1,356,893)

Net losses and loss expense reserves at beginning of period	4,866,153	4,230,418

Net incurred losses related to:
Current year	947,327	908,253
Prior years	(181,076)	(174,855)

	766,251	733,398

Net paid losses related to:
Current year	(52,118)	(57,385)
Prior years	(514,786)	(350,832)

	(566,904)	(408,217)

Foreign exchange loss	52,554	17,003

Net losses and loss expense reserves at end of period	5,118,054	4,572,602
Reinsurance recoverable balances at end of period	1,443,840	1,423,129

Gross unpaid losses and loss expenses at end of period	$6,561,894	$5,995,731

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Net losses and loss expenses incurred include net favorable prior period reserve development of $181 million and $175 million for the six months ended June 30, 2009 and 2008, respectively. Prior period reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years. The following table summarizes net favorable reserve development by segment:

Six months ended June 30,	2009	2008
Insurance	$82,766	$100,686
Reinsurance	98,310	74,169

Total	$181,076	$174,855

Insurance Segment:

We experienced $83 million of net favorable prior period reserve development in the first six months of 2009, the principal components of which were as follows:

•

$63 million of net favorable prior period reserve development on our property ($35 million), marine ($24 million) and aviation ($4 million) lines of business. This development was generated from accident years 2008 ($40 million), 2007 ($8 million), 2006 ($10 million) and 2005 and prior ($5 million).

•

$14 million of net favorable reserve development on our liability lines of business. This development was generated across accident years 2004-2008 and driven by the incorporation of more of our own loss experience with respect to reinsurance recoveries on our Excess & Surplus (“E&S”) umbrella lines.

•

$3 million of net favorable reserve development on our professional lines business. This included $40 million of net favorable reserve development on accident years 2007 and prior, reflecting the incorporation of more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks. This was partially offset by net adverse development of $37 million on accident year 2008, reflecting higher than expected loss activity on our financial institutions business as a result of the economic downturn and credit crisis.

We experienced net favorable reserve development of $101 million in the first six months of 2008. This included $60 million of net favorable reserve development from the credit classes of our credit and political risk line of business from accident years 2006 and prior. The balance of the net favorable development was largely generated from our property lines of business, predominately from accident year 2007 and as a result of lower than expected emergence of claims on these lines.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Segment:

We experienced $98 million of net favorable prior period reserve development in the first six months of 2009, the principal components of which were as follows:

•

$81 million of net favorable prior period reserve development on our catastrophe ($45 million) and property ($36 million) lines of business. This development was generated from accident years 2008 ($51 million), 2007 ($24 million) and 2006 and prior ($6 million). The favorable development on these lines reflects the recognition of better than expected loss emergence rather than any specific changes to our actuarial assumptions.

•

$21 million of net favorable prior period reserve development on our professional lines reinsurance business, predominately generated from accident year 2005, and, to a lesser extent, accident year 2004. The favorable development reflects the incorporation of more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks.

•

$15 million of net adverse development on our trade credit and bond reinsurance lines of business. This was driven by adverse development of $35 million on accident year 2008, reflecting updated loss information received from our cedants this year. This was partially offset by favorable development on earlier accident years, recognizing better than expected claims emergence on these years.

•	$3 million of favorable development on our motor non-proportional business, primarily relating to better than expected loss experience on our accident year 2007 U.K. business.

For the first six months of 2008, we experienced net favorable prior period reserve development of $74 million which was driven by favorable loss emergence on our accident year 2007 and 2006 catastrophe and property lines of business.

6.	DERIVATIVE INSTRUMENTS

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at June 30, 2009:

		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts	$511,643	Other assets	$-	Other liabilities	$6,028

Derivatives not designated as hedging instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	$7,582		$-		$277

Relating to underwriting portfolio:
Longevity risk derivative	$400,000		-		87,597
Foreign exchange contracts	$126,563		265		-
Catastrophe-related risk	$50,000		-		-

		Other assets	$265	Other liabilities	$87,874

Total derivatives			$265		$93,902

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2008:

		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts	$469,515	Other assets	$-	Other liabilities	$25,843

Derivatives not designated as hedging instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	$27,293		$262		$-

Relating to underwriting portfolio:
Longevity risk derivative	$400,000		-		62,597
Currency collar options
Put options - Long	$83,832		4,841		-
Call options - Short	$41,916		(98)		-
Foreign exchange contracts	$41,916		-		3,156
Catastrophe-related risk	$50,000		-		45

		Other assets	$5,005	Other liabilities	$65,798

Total derivatives			$5,005		$91,641

For the fair value hierarchy level, refer to Note 4 – Fair Value Measurements. The following table provides the total unrealized and realized gains (losses) on our derivative instruments recorded in earnings for the three months ended June 30, 2009 and 2008.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Derivatives in FAS 133 Fair Value Hedging Relationships
Foreign exchange contracts	Net realized investment losses	$(26,713)	$-	$(6,647)	$-

Derivatives Not Designated as Hedging Instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment losses	$(391)	$(263)	$1,009	$(428)
Mortgage derivatives	Net realized investment losses	-	349	-	77

Relating to underwriting portfolio:
Longevity risk derivative	Other insurance related losses	(15,000)	(7,443)	(25,000)	(7,443)
Currency collar options:
Put options - Long	Foreign exchange losses	-	(1,015)	2,331	(4,851)
Call options - Short	Foreign exchange losses	-	625	97	569
Foreign exchange contracts	Foreign exchange losses	(7,043)	-	(3,891)	2,818
Catastrophe-related risk	Other insurance related income (loss)	80	(225)	45	135

Total		$(22,354)	$(7,972)	$(25,409)	$(9,123)

Derivative Instruments Designated as a Fair Value Hedge

The hedging relationship foreign currency contracts were entered into to mitigate the foreign currency exposure of two available for sale (“AFS”) fixed maturity portfolios and short term investments denominated in Euros. The hedges were designated and qualified as a fair value hedge. The net impact of the hedge is recognized in net realized investment losses.

The following table provides the net earnings impact of the fair value hedge:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Foreign exchange contracts	$(26,713)	$-	$(6,647)	$-
Hedged investment portfolio	24,727	-	6,742	-

Hedge ineffectiveness recognized in earnings	$(1,986)	$-	$95	$-

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments not Designated as Hedging Instruments

a) Relating to investment portfolio

Within our investment portfolio we are exposed to foreign currency risk. Accordingly, the fair values for our investment portfolio are partially influenced by the change in foreign exchange rates. Through our external investment managers, we entered into foreign currency forward contracts to manage the effect of this foreign currency risk. These foreign currency hedging activities by our investment managers have not been designated as specific hedges for financial reporting purposes.

Mortgage derivatives are commonly referred to as to-be-announced mortgage-backed securities. In accordance with FAS 133, these securities are accounted for as derivatives. As part of our investment strategy, we may from time to time invest in mortgage derivatives.

b) Relating to underwriting portfolio

Longevity Risk

In September 2007, we issued a policy which indemnifies a third party in the event of a non-payment of a $400 million asset-backed note (“Note”). This security has a ten year term with the full principal amount due at maturity and is collateralized by a portfolio of life settlement contracts and cash held by a special purpose entity (“SPE”). We have concluded that the indemnity contract was a derivative instrument and accordingly we have recorded it at its fair value (see Note 4 (b) – Insurance Derivative Contract).

Through the issuance of our indemnity contract, we hold a significant implicit variable interest in the SPE and have concluded that the Company is not its primary beneficiary in accordance with FSP FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003) (“FSP FIN 46(R)-5”). To make this determination, we identified all significant creators of volatility generated from the SPE, which are longevity and interest rate risks, and the variable interests of the SPE. We absorbed the downside longevity risk up to an aggregate limit of $400 million; whereas, the insured party absorbed the tail end of the longevity downside risk and the upside risk as well as the majority of the downside and upside of the interest rate risk. In accordance with FIN 46(R) ‘Consolidation of Variable Interest Entities — an interpretation of ARB No. 51’, we calculated the expected losses and expected residual returns using cash flow scenario techniques to determine which party absorbed the majority of the expected losses. Based on these quantitative analyses and other qualitative factors, we concluded that the insured party was the primary beneficiary. The determination of the primary beneficiary required significant management judgment.

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

Catastrophe-Related Risk

During 2006, we entered into a $100 million Total Return Swap Facility (the “Facility”) with a financial institution for the purpose of accessing and isolating natural peril exposures embedded in capital market instruments. We utilized half of the Facility to enter into a $50 million catastrophe-related total return swap transaction to assume losses from qualifying earthquake events. As a result of this swap, the Facility was collateralized by a lien over a portfolio of the Company’s investment grade securities. During 2009, we earned payments on the swap, net of the Facility fee, which are included in other insurance related income. The Facility will terminate on September 15, 2009.

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

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock - January 1, 2009	5,163	$34.66
Granted	1,250	26.31
Vested	(1,584)	32.37
Forfeited	(47)	34.88

Nonvested restricted stock - June 30, 2009	4,782	$33.29

At June 30, 2009, we had 4,782 nonvested restricted stocks outstanding, including 167 RSUs. For the three months ended June 30, 2009 and 2008, we incurred share-based compensation costs of $12 million and $19 million, respectively, and recorded tax benefits thereon of $2 million. For the six months ended June 30, 2009 and 2008, we incurred share-based compensation costs of $26 million and $29 million, respectively, and recorded tax benefits thereon of $3 million. The total grant-date fair value of shares vested during the three months ended June 30, 2009 and 2008 were $1 million and $7 million, respectively. The total grant-date fair value of shares vested during the six months ended June 30, 2009 and 2008 were $52 million and $23 million, respectively.

At June 30, 2009 and December 31, 2008, there was $89 million and $84 million, respectively, of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.6 years and 2.4 years, respectively.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2009	2008	2009	2008
Basic earnings per common share
Net income available to common shareholders	$159,161	$231,267	$274,840	$468,989

Weighted average common shares outstanding	137,849	142,333	137,586	142,786

Basic earnings per common share	$1.15	$1.62	$2.00	$3.28

Diluted earnings per common share
Net income available to common shareholders	$159,161	$231,267	$274,840	$468,989

Weighted average common shares outstanding	137,849	142,333	137,586	142,786
Share equivalents:
Warrants	10,018	12,579	9,874	12,870
Restricted stock	1,332	1,496	1,323	1,511
Options	656	1,194	661	1,726
Restricted stock units	6	-	4	-

Weighted average common shares outstanding - diluted	149,861	157,602	149,448	158,893

Diluted earnings per common share	$1.06	$1.47	$1.84	$2.95

For the three months ended June 30, 2009, there were 602,480 (2008: 911,537) restricted shares, 1,517,168 (2008: nil) options and nil (2008: nil) restricted stock units, which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive.

For the six months ended June 30, 2009, there were 1,504,230 (2008: 891,175) restricted shares, 1,542,168 (2008: nil) options and 82,000 (2008: nil) restricted stock units, which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive.

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

b)	Dividends for Common Shares and Preferred Shares

On May 6, 2009 the Board of Directors declared a dividend of $0.20 per common share to shareholders of record at June 30, 2009, which was payable on July 15, 2009. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend was payable on July 15, 2009, to shareholders of record at the close of business on June 30, 2009 and the Series B Preferred Share dividend is payable on September 1, 2009, to shareholders of record at the close of business on August 14, 2009.

c)	Reinsurance Purchase Commitment

During the second quarter of 2009, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at June 30, 2009, we have an outstanding reinsurance purchase commitment of $148 million.

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

ROACE was 15.2% and 13.1% for the three and six months ended June 30, 2009, respectively, compared to 19.2% and 19.9% for the same periods in 2008. The lower returns in 2009 reflect reductions in net income available to common shareholders in the quarter and year to date of 31% and 41%, respectively. Refer to the Results of Operations Overview, below, for an analysis of these variances.

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

Diluted book value per common share increased 11% from $25.79 at December 31, 2008 to $28.72 at June 30, 2009. The increase was primarily due to net income available to common shareholders in the first six months of 2009 of $275 million, together with a decrease in unrealized losses on our investment portfolio of $179 million.

Cash dividends per common share: Our dividend policy is an integral part of the value we create for our shareholders. Our quarterly cash dividend was $0.20 per common share in the first two quarters of 2009 compared to $0.185 in the first two quarters of 2008. Our Board of Directors reviews our dividend policy on a regular basis and in December 2008, they authorized an 8% increase in our quarterly dividend.

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

	Three months ended June 30,				Six months ended June 30,
	2009	% Change		2008	2009	% Change		2008
Underwriting income:
Insurance	$15,609	(69%	)	$50,963	$52,039	(54%	)	$112,724
Reinsurance	124,921	43%		87,344	185,728	13%		164,869
Net investment income and net realized gains/losses	88,542	(36%	)	138,567	147,237	(43%	)	259,903
Other revenues and expenses	(60,692)	67%		(36,388)	(91,726)	83%		(50,069)

Net income	168,380	(30%	)	240,486	293,278	(40%	)	487,427
Preferred share dividends	(9,219)	-		(9,219)	(18,438)	-		(18,438)

Net income available to common shareholders	$159,161	(31%	)	$231,267	$274,840	(41%	)	$468,989

Underwriting Results

Total underwriting income for the three and six months ended June 30, 2009 was $141 million and $238 million, respectively, compared to $138 million and $278 million in the respective periods of 2008.

In our reinsurance segment, underwriting results for the second quarter primarily benefited from a lower level of catastrophe and property losses relative to the second quarter of 2008. However, on a year to date basis, our current accident year loss ratios were comparable, with increased loss activity on our trade credit and bond reinsurance business offsetting the favorable second quarter experience in the segment. The increase in underwriting income for the year to date reflects an additional $24 million of net favorable prior period reserve development in 2009 over 2008.

In our insurance segment, the reduction in underwriting income for the quarter and for the six months ended June 30, 2009, was primarily due to a higher level of loss activity on our credit and political risk business in the current accident year. In addition, the variance in year to date underwriting result reflects an additional $18 million of net favorable prior period reserve development in 2008.

For further discussion of our underwriting results refer to the ‘Underwriting Results’ sections below.

Investment Results

Total net investment income and net realized investment gains/losses for the three and six months ended June 30, 2009, decreased $50 million and $113 million, respectively, compared to the same periods in 2008. The reduction in the quarter was driven by higher OTTI charges ($21 million), lower investment income on our fixed maturities and cash and cash equivalents ($13 million) and reduced income from our other investments ($8 million). For the six months ended June 30, 2009, the reduction in income primarily reflects changes in net realized investment gains/losses ($66 million), lower investment income on our fixed maturities and cash and cash equivalents ($40 million) and higher OTTI charges ($35 million), partially offset by increased income from our other investments ($35 million).

For further discussion and analysis of our investment results, refer to the ‘Investment Income’ section below.

Other Revenues and Expenses

Our other revenues and expenses were as follows:

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008
Corporate expenses	$16,531	(7%)	$17,735	$34,336	10%	$31,296
Foreign exchange losses (gains)	24,184	268%	6,564	23,795	(273%)	(13,733)
Interest expense	7,971	1%	7,890	15,892	-	15,848
Income tax expense	12,006	186%	4,199	17,703	6%	16,658

Total	$60,692	67%	$36,388	$91,726	83%	$50,069

Corporate expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.3% and 2.5%, in the three and six months ended June 30, 2009, compared to 2.6% and 2.3% for the same periods in 2008.

Foreign exchange gains/losses: Some of our business is written in currencies other than U.S. dollars. The foreign exchange losses in the second quarter of 2009 were principally due to the remeasurement of net liability balances denominated in Euro, Sterling, and the Australian dollar following an appreciation of these currencies against the U.S. dollar during this period.

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

Income tax expense: Income tax is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before income tax, was 6.7% and 5.7% for the three and six months ended June 30, 2009, compared to 1.7% and 3.3% in the same periods of 2008. Our effective tax rate may vary between periods depending on the distribution of net income or losses among our various taxable jurisdictions. In the second quarter of 2009, the portion of total income generated by our U.S. subsidiaries was higher compared to the comparative period of 2008, which therefore increased our effective tax rate. For the year to date, the increase in our effective tax rate was driven by an increase in the valuation allowance against U.S. deferred tax assets resulting from impairments, net unrealized losses and capital loss carry-forwards.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008
Revenues:
Gross premiums written	$914,641	5%	$874,169	$2,238,136	5%	$2,138,350
Net premiums written	701,013	2%	684,216	1,863,314	5%	1,775,991
Net premiums earned	706,770	4%	680,291	1,372,129	2%	1,338,925
Other insurance related loss	(14,261)	96%	(7,269)	(23,656)	349%	(5,267)
Expenses:
Current year net losses and loss expenses	(474,994)		(458,461)	(947,327)		(908,253)
Prior period reserve development	96,742		86,744	181,076		174,855
Acquisition costs	(103,309)		(97,780)	(205,285)		(192,260)
General and administrative expenses	(70,418)		(65,218)	(139,170)		(130,407)

Underwriting income (1)	$140,530	2%	$138,307	$237,767	(14%)	$277,593

(1) Refer to Item 1, Note 2 to the Consolidated Financial Statements, for a reconciliation of underwriting income to net income available to common shareholders for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written: Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2009	Change	2008	2009	Change	2008
Insurance	$526,764	(5%)	$555,464	$890,922	(10%)	$990,321
Reinsurance	387,877	22%	318,705	1,347,214	17%	1,148,029

Total	$914,641	5%	$874,169	$2,238,136	5%	$2,138,350

% ceded
Insurance	41%	7%	34%	41%	5%	36%
Reinsurance	-	-	-	1%	-	1%
Total	23%	1%	22%	17%	-	17%

	Net Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2009	Change	2008	2009	Change	2008
Insurance	$313,136	(14%)	$365,511	$525,151	(18%)	$637,243
Reinsurance	387,877	22%	318,705	1,338,163	18%	1,138,748

Total	$701,013	2%	$684,216	$1,863,314	5%	$1,775,991

The 5% increase in consolidated gross premium written in the quarter and year to date was driven by rate increases and growth opportunities within several of our reinsurance lines of business. Although market conditions in our insurance segment have generally improved during 2009, gross premiums written in this segment decreased during the year primarily due to significant reductions in our credit and political risk premium. Underwriting opportunities in this line of business have been limited this year due to a contraction in global lending and trading activity. The increase in our ceded premium ratios in 2009 reflects the impact of business mix changes, some increased costs and the select expansion of our reinsurance protection coverage this year.

Premiums Earned: Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,
	2009		2008		% Change	2009		2008		% Change
Insurance	$298,975	42%	$297,429	44%	1%	$574,598	42%	$596,986	45%	(4%)
Reinsurance	407,795	58%	382,862	56%	7%	797,531	58%	741,939	55%	7%

Total	$706,770	100%	$680,291	100%	4%	$1,372,129	100%	$1,338,925	100%	2%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns. The increase in total net premiums earned in the quarter and year to date reflects premium growth in our reinsurance segment, as discussed above.

In our insurance segment, we accelerated the recognition of $22 million of net premiums earned on our credit and political risk line of business this quarter due to the exhaustion of exposure on certain loss impacted policies. Excluding accelerated premiums, net premiums earned in our insurance segment otherwise decreased 7% over the quarter and year to date, in line with reductions in net premiums written.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended June 30,			Six months ended June 30,
	2009	Point Change	2008	2009	Point Change	2008
Current year loss ratio	67.2%	(0.2%)	67.4%	69.0%	1.2%	67.8%
Prior period reserve development	(13.7%)	(0.9%)	(12.8%)	(13.2%)	(0.2%)	(13.0%)
Acquisition cost ratio	14.6%	0.2%	14.4%	15.0%	0.7%	14.3%
General and administrative expense ratio (1)	12.3%	0.1%	12.2%	12.6%	0.5%	12.1%

Combined ratio	80.4%	(0.8%)	81.2%	83.4%	2.2%	81.2%

(1) Our general and administration expense ratio includes corporate expenses not allocated to our underwriting segments of 2.3% and 2.5%, for the three and six months ended June 30, 2009, respectively and 2.6% and 2.3% for the three and six months ended June 30, 2008, respectively. These costs are discussed further in the ‘Other Revenue and Expenses’ section, above.

Loss ratio:

Current Year Loss Ratio:

Overall, our current year loss ratio in the quarter was comparable with the second quarter of 2008, although there was some variance within our segments. In our insurance segment, the current year loss ratio increased this quarter, driven primarily by higher claims activity on the credit related classes of our credit and political risk line of business. In comparison, our reinsurance segment benefited from a lower level of catastrophe and other large loss activity this quarter relative to the prior year period.

For the year to date, our consolidated current year loss ratio was slightly higher than 2008, driven by additional loss activity on our credit related insurance and reinsurance lines of business. This was partially offset by a lower frequency and severity of property and catastrophe related losses impacting our segments this year.

For further discussion on our current loss ratios, refer to the insurance and reinsurance segment discussions below.

Prior Period Reserve Development:

The following tables provide a breakdown of prior period reserve development for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Insurance	$46,860	$46,106	$82,766	$100,686
Reinsurance	49,882	40,638	98,310	74,169

Total	$96,742	$86,744	$181,076	$174,855

Insurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Property and all other (1)	$36,435	$56,273	$65,031	$111,974
Liability	13,395	(1,538)	14,344	(1,535)
Professional lines	(2,970)	(8,629)	3,391	(9,753)

Total	$46,860	$46,106	$82,766	$100,686

(1) “All other” includes marine, terrorism, aviation, and credit and political risk lines of business.

We experienced $47 million of net favorable prior period reserve development in the second quarter of 2009, the principal components of which were as follows:

•

$34 million of net favorable prior period reserve development on our property ($20 million) and marine ($14 million) lines of business, which have primarily short exposures. This development was primarily generated from accident year 2008 and reflects the recognition of better than expected loss emergence rather than any specific changes to our actuarial assumptions. This included $9 million of favorable development on our accident year 2008 Hurricanes Ike and Gustav reserves.

•

$13 million of net favorable reserve development on our liability lines of business generated across accident years 2004-2008 and driven by the incorporation of more of our own actual experience with respect to reinsurance recoveries on our Excess & Surplus (“E&S”) umbrella lines.

•

$3 million of net adverse prior period reserve development on professional lines business. This includes $29 million net adverse development on our accident year 2008 professional lines business, primarily reflecting higher than expected loss activity on our financial institutions business as a result of the economic downturn and credit crisis. This was partially offset by net favorable development on prior accident years, reflecting the incorporation of more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks. The majority of the favorable development related to accident year 2005 and to a lesser extent, accident year 2004.

We experienced $46 million of net favorable reserve development in the second quarter of 2008. This included $26 million of net favorable reserve development from our credit and political risk line of business from accident years 2005 and 2006. The balance of the net favorable development was largely generated from our property lines of business and predominately from accident year 2007.

For the first six months of 2009, we experienced $83 million of net favorable reserve development, the principal components of which were as follows:

•

$63 million of net favorable prior period reserve development on our property ($35 million), marine ($24 million) and aviation ($4 million) lines of business. This development was generated from accident years 2008 ($40 million), 2007 ($8 million), 2006 ($10 million) and 2005 and prior ($5 million).

•	$14 million of net favorable reserve development on our liability lines of business, which related to the second quarter, as discussed above.

•

$3 million of net favorable reserve development on our professional lines business, which included $40 million of net favorable reserve development on accident years 2007 and prior, offset by net adverse development of $37 million on accident year 2008.

We experienced $101 million of net favorable reserve development in the first six months of 2008. This included $60 million of net favorable reserve development from the credit classes of our credit and political risk line of business, predominately from accident years 2006 and prior. The balance of the net favorable development was largely generated from our property lines of business, predominately from accident year 2007 and in recognition of lower than expected emergence of claims on these lines.

REINSURANCE SEGMENT:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Catastrophe, property and other	$34,048	$44,106	$87,351	$75,282
Credit and bond, motor, liability	3,213	(3,022)	(9,699)	(667)
Professional lines	12,621	(446)	20,658	(446)

Total	$49,882	$40,638	$98,310	$74,169

We experienced $50 million of net favorable prior period reserve development in the second quarter of 2009, the principal components of which were as follows:

•

$34 million of net favorable prior period reserve development on our property ($20 million) and catastrophe ($14 million) lines of business, the majority of which have short tail exposures. This development was generated from accident years 2008 ($22 million), 2007 ($9 million) and prior ($3 million). The favorable development on these lines reflects the recognition of better than expected loss emergence rather than any specific changes to our actuarial assumptions. The accident year 2008 favorable development includes $12 million relating to Hurricanes Ike and Gustav following updated loss information from our cedants.

•

$13 million of net favorable prior period reserve development on our professional lines reinsurance business, predominately generated from accident year 2005, and, to a lesser extent, accident year 2004. The favorable development reflects the incorporation of more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks.

We experienced $41 million of net favorable prior period reserve development in the second quarter of 2008, predominately from our catastrophe ($27 million) and property ($17 million) lines of business and primarily from accident years 2007 and 2005.

For the first six months of 2009, we experienced $98 million of net favorable reserve development, the principal components of which were as follows:

•

$81 million of net favorable prior period reserve development on our catastrophe ($45 million) and property ($36 million) lines of business. This development was generated from accident years 2008 ($51 million), 2007 ($24 million) and 2006 and prior ($6 million).

•

$21 million of net favorable prior period reserve development on our professional lines reinsurance business, predominately generated from accident year 2005, and, to a lesser extent, accident year 2004.

•

$15 million of net adverse development on our trade credit and bond reinsurance lines of business. This was driven by adverse development of $35 million on accident year 2008, reflecting updated loss information received from our cedants this year. This was partially offset by favorable development on earlier accident years, recognizing better than expected claims emergence on these years.

•	$3 million of favorable development on our motor non-proportional business, primarily relating to better than expected loss experience on our accident year 2007 U.K. business.

For the first six months of 2008, we experienced $74 million of net favorable prior period reserve development, which was driven by favorable loss emergence on our catastrophe and property lines of business, predominately from accident years 2006 and 2007.

UNDERWRITING RESULTS – BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended June 30,				Six months ended June 30,
	2009	% Change		2008	2009	% Change		2008
Revenues:
Gross premiums written	$526,764	(5%	)	$555,464	$890,922	(10%	)	$990,321
Net premiums written	313,136	(14%	)	365,511	525,151	(18%	)	637,243
Net premiums earned	298,975	1%		297,429	574,598	(4%	)	596,986
Other insurance related income	(14,956)	99%		(7,509)	(24,761)	292%		(6,322)
Expenses:
Current year net losses and loss expenses	(234,071)			(205,802)	(422,681)			(419,832)
Prior period reserve development	46,860			46,106	82,766			100,686
Acquisition costs	(28,306)			(31,120)	(54,509)			(62,834)
General and administrative expenses	(52,893)			(48,141)	(103,374)			(95,960)

Underwriting income	$15,609	(69%	)	$50,963	$52,039	(54%	)	$112,724

Ratios:		Point Change				Point Change
Current year loss ratio	78.3%	9.1%		69.2%	73.6%	3.3%		70.3%
Prior period reserve development	(15.7% )	(0.2%	)	(15.5% )	(14.4% )	2.4%		(16.8% )
Acquisition cost ratio	9.5%	(0.9%	)	10.4%	9.4%	(1.1%	)	10.5%
General and administrative ratio	17.7%	1.5%		16.2%	18.0%	1.9%		16.1%

Combined ratio	89.8%	9.5%		80.3%	86.6%	6.5%		80.1%

Gross Premiums Written: The following table provides gross premiums written by line of business:

	Three months ended June 30,						Six months ended June 30,
	2009		2008		% Change		2009		2008		% Change
Property	$176,421	33%	$175,017	31%	1%		$282,559	31%	$302,308	31%	(7%	)
Marine	61,858	12%	64,601	12%	(4%	)	122,484	14%	129,488	13%	(5%	)
Terrorism	10,165	2%	14,612	3%	(30%	)	15,832	2%	22,961	2%	(31%	)
Aviation	7,176	1%	8,715	2%	(18%	)	24,243	3%	26,201	3%	(7%	)
Credit and political risk	4,222	1%	65,636	12%	(94%	)	6,713	1%	120,212	12%	(94%	)
Professional lines	211,417	40%	175,199	31%	21%		331,745	37%	283,376	29%	17%
Liability	55,505	11%	52,406	9%	6%		107,317	12%	102,329	10%	5%
Other	-	-	(722)	-	nm		29	-	3,446	-	(99%	)

Total	$526,764	100%	$555,464	100%	(5%	)	$890,922	100%	$990,321	100%	(10%	)

nm – not meaningful

The decrease in gross premiums written in the quarter and year to date was driven by a reduction in our credit and political risk business emanating from a limited number of underwriting opportunities amidst the ongoing global financial crisis. Gross premiums written were also impacted by our decision to reduce peak zone catastrophe exposures in our property lines of business this year due to our ongoing diversification strategy within these lines. The impact of this was partially offset by rate increases on catastrophe exposed property business in 2009 and, in particular, during the second quarter. We also experienced pricing improvement on our financial institutions business this year, which, along with new business opportunities, drove an increase in our professional lines premiums in the quarter and year to date.

Premiums Ceded: Premiums ceded in the current quarter were $214 million, or 41% of gross premiums written, compared with $190 million, or 34%, in the comparable period in 2008. For the first six months of 2009, premiums ceded were $366 million, or 41% of gross premiums written, compared to $353 million, or 36%, in the same period of 2008. The increase in our ceded premium ratios this year primarily reflect a combination of business mix changes, additional quota share coverage purchased within our liability lines of business and rate increases on our property reinsurance program.

Net Premiums Earned: The following table provides net premiums earned by line of business:

	Three months ended June 30,						Six months ended June 30,
	2009		2008		% Change		2009		2008		% Change
Property	$62,074	21%	$87,644	30%	(29%	)	$135,485	24%	$163,748	28%	(17%	)
Marine	34,759	12%	35,618	12%	(2%	)	68,531	12%	80,165	13%	(15%	)
Terrorism	8,533	3%	10,679	4%	(20%	)	18,474	3%	22,533	4%	(18%	)
Aviation	13,681	4%	15,255	5%	(10%	)	30,837	5%	32,727	6%	(6%	)
Credit and political risk	64,563	21%	33,828	11%	91%		99,695	17%	67,062	11%	49%
Professional lines	95,419	32%	84,519	28%	13%		182,126	32%	166,736	28%	9%
Liability	19,946	7%	26,579	9%	(25%	)	39,356	7%	55,622	9%	(29%	)
Other	-	-	3,307	1%	nm		94	-	8,393	1%	(99%	)

Total	$298,975	100%	$297,429	100%	1%		$574,598	100%	$596,986	100%	(4%	)

nm – not meaningful

Net premiums earned decreased across a number of our insurance lines of business during 2009. This was primarily the result of decreasing net premiums written over the last year, partially in response to unfavorable market conditions and also as a result of reducing our peak zone catastrophe exposures. This was partially offset by an increase in net premiums earned on our professional lines business this year, driven by recent growth opportunities and rate improvements. Our insurance segment also benefited from growth of our credit and political risk line of business written from prior years. This business typically provides multi-year coverage, and therefore earns premium over a greater number of periods. The average duration of the unearned premium on our credit and political risk line of business at June 30, 2009 was 5.0 years. Net premiums earned on this line during the quarter also included the accelerated recognition of $22 million of premium this quarter due to the exhaustion of exposure on certain loss impacted policies.

Insurance Losses

Loss Ratio: The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2009	Point Change	2008	2009	Point Change	2008
Current year	78.3%	9.1%	69.2%	73.6%	3.3%	70.3%
Prior period reserve development	(15.7%)	(0.2%)	(15.5%)	(14.4%)	2.4%	(16.8%)

Loss ratio	62.6%	8.9%	53.7%	59.2%	5.7%	53.5%

The 9.1 ratio point increase in our current year loss ratio this quarter was driven by higher claims activity on the credit component of our credit and political risk line of business relative to the prior year quarter. This contributed approximately 13 additional points to our current year loss ratio relative to the prior year quarter. This was partially offset by a lower frequency and severity of large property losses in the second quarter of 2009 relative to the prior year quarter.

The 3.3 ratio point increase in our current year loss over the year to date was also driven by the increased claims activity on the credit component of our credit and political risk line of business, partially offset by a lower frequency and severity of property per risk losses. The current year loss ratio on our credit and political risk business for the first six months of 2009 was 100% compared to 38% for the same period of 2008. These loss ratios are net of estimated recoveries entitled to us through our insurance contracts. On the payment of a claim, we generally receive subrogation to all the insured’s rights of recovery under the insured agreement. These rights entitle us to recovery of either the collateral pledged under the insured agreement and/or the residual underlying value of a financial instrument or some other form of security. Our estimate of such recoveries requires significant management judgment.

Refer to the ‘Prior Period Reserve Development’ section on page 43, for a discussion of movements in our prior period loss reserves.

General and Administrative Ratio: The increase in our general and administrative ratio in the quarter and year to date primarily reflects additional headcount and IT costs in 2009.

Other Insurance Related Income / Loss: We recorded reductions in the fair value of our insurance derivative contract in the three and six months ended June 30, 2009 of $15 million and $25 million, respectively, compared to $7 million for each of the three and six month periods ended June 30, 2008. The reduction in fair value of the contract was primarily attributable to the continuing lag between the actual longevity experience and our expectations.

Insurance Outlook

In the insurance marketplace, we are generally observing an improvement in rates, particularly for more volatile, loss-affected lines such as those with catastrophe exposure, energy and financial institutions business. However, there is also a growing trend for insureds to elect to choose lower coverage terms or forego insurance purchases. This is particularly evident on Gulf of Mexico energy offshore business, where there is an increasing trend toward higher retention of wind exposure.

On our credit and political risk line of business, as was the case for the first half of the year, global lending and trading activity remains weak and, therefore, opportunities in this line are expected to remain limited. Casualty lines have, for the most part, stabilized although rate reductions are still commonplace and we continue to maintain a defensive posture in these lines. In our professional lines business, we continue to see many new and attractive opportunities, although rates on non-financial institutional business remain flat to slightly down due to the impact of low loss activity on these lines.

REINSURANCE SEGMENT

Overview

Results in our reinsurance segment were as follows:

	Three months ended June 30,				Six months ended June 30,
	2009	Percentage Change		2008	2009	Percentage Change		2008
Revenues:
Gross premiums written	$387,877	22%		$318,705	$1,347,214	17%		$1,148,029
Net premiums written	387,877	22%		318,705	1,338,163	18%		1,138,748
Net premiums earned	407,795	7%		382,862	797,531	7%		741,939
Other insurance related income	695	190%		240	1,105	5%		1,055
Expenses:
Current year net losses and loss expenses	(240,923)			(252,659)	(524,646)			(488,421)
Prior period reserve development	49,882			40,638	98,310			74,169
Acquisition costs	(75,003)			(66,660)	(150,776)			(129,426)
General and administrative expenses	(17,525)			(17,077)	(35,796)			(34,447)

Underwriting income	$124,921	43%		$87,344	$185,728	13%		$164,869

Ratios:		Point Change				Point Change
Current year loss ratio	59.0%	(7.0%	)	66.0%	65.8%	-		65.8%
Prior period reserve development	(12.2% )	(1.6%	)	(10.6% )	(12.3% )	(2.3%	)	(10.0% )
Acquisition cost ratio	18.4%	1.0%		17.4%	18.9%	1.4%		17.5%
General and administrative ratio	4.3%	(0.2%	)	4.5%	4.5%	(0.1%	)	4.6%

Combined ratio	69.5%	(7.8%	)	77.3%	76.9%	(1.0%	)	77.9%

Gross Premiums Written: The following tables provide gross premiums written by line of business for the periods indicated:

	Three months ended June 30,
	2009		2008		% Change

Catastrophe	$132,071	34%	$117,306	37%	13%
Property	110,083	28%	86,416	27%	27%
Professional Lines	70,420	18%	31,806	10%	121%
Credit and bond	(1,632)	-	9,230	3%	(118%)
Motor	23,771	6%	16,831	5%	41%
Liability	29,991	8%	22,493	7%	33%
Engineering	8,839	2%	7,895	3%	12%
Other	14,334	4%	26,728	8%	(46%)

Total	$387,877	100%	$318,705	100%	22%

The 22% increase in gross premiums written this quarter reflects both improving market conditions and the select expansion of our business. We were able to grow our catastrophe and professional lines business this quarter through new business opportunities together with an increase in our participation on certain renewals. We also experienced significant pricing improvement on our catastrophe business relative to the prior year quarter. Gross premiums written in our property line of business primarily benefited from the renewal of a significant pro rata contract this quarter, previously renewed in the first quarter of 2008. Partially offsetting this premium growth, we recorded negative premiums adjustments on certain trade credit pro rata contracts this quarter associated with exposure reductions by our cedants.

	Six months ended June 30,
	2009		2008		% Change	Excluding FX Impact
Catastrophe	$369,418	27%	$330,254	29%	12%	14%
Property	236,540	18%	227,824	20%	4%	7%
Professional Lines	184,060	14%	119,182	10%	54%	55%
Credit and bond	195,639	14%	143,804	13%	36%	41%
Motor	101,475	7%	92,357	8%	10%	19%
Liability	183,715	14%	130,674	11%	41%	43%
Engineering	50,105	4%	61,119	5%	(18%)	(15%)
Other	26,262	2%	42,815	4%	(39%)	(36%)

Total	$1,347,214	100%	$1,148,029	100%	17%	21%

Gross premiums written in the first six months of 2009 were negatively impacted by a stronger U.S. dollar, most significantly against the Euro and Sterling, relative to the same period in 2008. The impact of foreign exchange rate movements is highlighted in the table above. Gross premiums written otherwise increased 21%, driven by improved market conditions and growth opportunities across several of our lines of business.

Net Premiums Earned: The following table shows net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2009		2008		% Change	2009		2008		% Change
Catastrophe	$112,629	28%	$108,747	29%	4%	$221,840	28%	$214,158	29%	4%
Property	81,013	20%	81,341	21%	-	154,474	19%	152,700	21%	1%
Professional Lines	65,629	16%	54,172	14%	21%	129,495	16%	109,100	15%	19%
Credit and bond	42,142	10%	34,391	9%	23%	85,526	11%	67,904	9%	26%
Motor	28,369	7%	30,080	8%	(6%)	49,942	6%	52,649	7%	(5%)
Liability	52,380	13%	45,798	12%	14%	108,938	14%	96,570	13%	13%
Engineering	16,551	4%	12,328	3%	34%	31,535	4%	24,354	3%	29%
Other	9,082	2%	16,005	4%	(43%)	15,781	2%	24,504	3%	(36%)

Total	$407,795	100%	$382,862	100%	7%	$797,531	100%	$741,939	100%	7%

The 7% increase in net premiums earned over the quarter and year to date reflects a 12% increase in gross premiums written in the rolling twelve months ended June 30, 2009 compared to the same period ending June 30, 2008.

Reinsurance Losses

Loss Ratio: The following table shows the components of our loss ratio:

	Three months ended June 30,						Six months ended June 30,
	2009		Point Change		2008		2009		Point Change		2008
Current year	59.0%		(7.0%	)	66.0%		65.8%		_		65.8%
Prior period reserve development	(12.2%	)	(1.6%	)	(10.6%	)	(12.3%	)	(2.3%	)	(10.0%	)

Loss ratio	46.8%		(8.6%	)	55.4%		53.5%		(2.3%	)	55.8%

Current Year – Quarter

Our current year loss ratio in the second quarter of 2009 benefited from a lower level of catastrophe or other large loss activity relative to the prior year quarter, which included $19 million of losses from several named U.S. catastrophes as well as an earthquake in China and other worldwide property per risk losses.

Our current year loss ratio for the first six months of 2009 was comparable with the prior year period. Although we experienced a lower level of catastrophe and other large property losses in 2009 relative to the prior year, our current year loss ratio was impacted by increased loss activity on our trade credit and bond business. The current year loss ratio on our trade credit and bond business for the first six months of 2009 was 88% compared to 63% for the same period of 2008.

Refer to the ‘Prior Period Reserve Development’ section on page 43, for a discussion of movements in our prior period loss reserves.

Reinsurance Outlook

For the most part, rates in the reinsurance lines that we target are, at a minimum, stable and, in some cases, increasing meaningfully. We continue to benefit from the concerns over the financial strength of distressed reinsurers or due to competitors’ de-risking activities.

Although we have not finalized all the business we expect to bind, we anticipate that for the July renewal period, our reinsurance underwriting year premium will be up approximately 19% over the expiring amounts. Approximately one-quarter of the business bound at this renewal will be new business. The most significant drivers of growth for us at this renewal were our property catastrophe reinsurance line and our U.S. casualty reinsurance line.

Overall, we anticipate our property catastrophe reinsurance premium will be up for the July renewal. This renewal period is dominated by large national U.S. property catastrophe placements. In general, these renewals were orderly and pricing was attractive. We estimate that, overall, year-over-year percentage increase in pricing on a risk-adjusted basis will be in the low-to-mid teens for the majority of the portfolio. Broadly, we continue to attach higher in a number of programs. While rates rose modestly for property per risk reinsurance renewals, these rate increases were not enough, in our opinion, particularly in lower layers with loss experience. Therefore, going forward we have reduced our participation on a number of per risk programs.

We took a strategic position in bond reinsurance business in Latin America in July. We believe that we are in a particularly good position to address the current dislocation in Latin America as we had very little of this business going into renewal and a significant gap had been introduced with the pull-back of the former market leader.

The general trend across the U.S. casualty reinsurance lines has been small but steady rate increases with no slippage in terms and conditions. We continue to identify attractive opportunities to increase our market share in these lines, either through new or renewal business. Similarly, in our professional lines business, market conditions are favorable, particularly for financial institutions directors’ and officers’ business where rates are increasing significantly and terms and conditions are strong.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Investment Results

The following table provides a breakdown income earned from our cash and investment portfolio and average investment balances by major asset class:

	Three months ended June 30,				Six months ended June 30,
	2009	% Change		2008	2009	% Change		2008
Fixed maturities	$100,901	(5%	)	$105,793	$192,598	(9%	)	$212,513
Cash and cash equivalents	2,032	(81%	)	10,534	4,888	(81%	)	25,425
Short-term investments	177	(71%	)	602	443	(84%	)	2,694
Other investments	11,868	(40%	)	19,883	18,738	218%		(15,911)
Equities	1,392	(56%	)	3,179	1,763	(46%	)	3,283

Gross investment income	116,370	(17%	)	139,991	218,430	(4%	)	228,004
Investment expense	(4,150)	39%		(2,976)	(6,918)	30%		(5,338)

Net investment income	112,220	(18%	)	137,015	211,512	(5%	)	222,666
Net realized investment (losses) gains	(23,678)	nm		1,552	(64,275)	nm		37,237

	$88,542	(36%	)	$138,567	$147,237	(43%	)	$259,903

Average investment balances (1)

Fixed maturities	$9,185,208	7%		$8,574,741	$8,950,950	7%		$8,397,781
Cash and cash equivalents (2)	1,488,438	10%		1,347,854	1,560,758	9%		1,426,194

(1) The average investment balances are calculated by taking the average of the month-end amortized cost balances during the quarter.

(2) Includes restricted cash and cash equivalent balances.

nm – not meaningful

Net Investment Income

Fixed Maturities:

The decrease in investment income from fixed maturities reflects lower short-term and intermediate interest rates in 2009 versus 2008, partially offset by growth in our average fixed maturity balances during the year. Our annualized pre-tax yield on fixed maturities, calculated as net investment income divided by the average amortized cost balances for the period, was 4.4% and 4.3% for the three and six months ended June 30, 2009, respectively, compared with 4.9% and 5.1% in the three and six months ended June 30, 2008.

Cash and Cash Equivalents:

The reduction in net investment income from cash and cash equivalents is driven by a significant decline in global short-term interest rates, partially offset by growth in our average investment balances during the year. Our average pre-tax yield on our operating cash was 0.5% and 0.6% for the three and six months ended June 30, 2009, compared to 3.1% and 3.6% for the three and six months ended June 30, 2008.

Other Investments:

The following table provides a breakdown of net investment income (loss) from other investments:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Hedge funds	$15,265	$8,237	$15,624	$(4,468)
Credit funds	19,310	4,757	25,235	(24,677)
CLO-equity tranches	(26,062)	5,995	(26,359)	12,332
Short duration high yield fund	3,355	894	4,238	902

Total	$11,868	$19,883	$18,738	$(15,911)

Return on other investments, pre-tax(1)	2.3%	2.9%	3.8%	(2.4% )

(1) The return on other investments is non-annualized and calculated by dividing other net investment income (loss) by the average fair value balances held for the periods indicated.

The decrease in investment income from other investments this quarter was driven by a reduction in the fair value of our CLO equities associated with an increase in defaults on the underlying collateral. Refer to the ‘Critical Accounting Estimate – Fair Value Measurements’ section for further details.

Investment income on other investments otherwise increased in the quarter and year to date, driven by a strong recovery by our hedge funds during the current quarter and by our credit funds throughout the year. Our hedge fund investments have exposures to net long equity positions, and these funds tracked closely to the strong performance of global equity indices during the quarter. Credit funds also advanced on the recovery of market pricing for the underlying debt securities that form the collateral of these funds during 2009. In 2008, credit funds were negatively impacted by illiquidity proliferating throughout the credit markets rather than a fundamental deterioration of the underlying collateral.

Net Realized Investment Gains/Losses

The following table provides a breakdown of our net realized investment gains/losses:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
On sale of:
Equities	$(18)	$-	$(14,924)	$-
Fixed maturities and short-term investments	170	2,111	899	53,729
Net OTTI recognized in earnings	(21,453)	(645)	(51,353)	(16,141)
Change in fair value of derivative instruments	(27,104)	86	(5,639)	(351)
Change in fair value of hedged investments	24,727	-	6,742	-

Net realized investment (losses) gains	$(23,678)	$1,552	$(64,275)	$37,237

Net realized investment losses on sales of equities in the first half of 2009 were driven primarily by the sale of preferred shares in the financial sector. The sale of fixed maturities and short-term investments in the first six months of 2008 included significant net realized investment gains, largely associated with the repositioning of our high grade fixed income portfolio in the first quarter of the year.

We review our available-for-sale investment portfolio each quarter to determine if the unrealized loss position of a security is other-than-temporary. Refer to the ‘Critical Accounting Estimates – OTTI’ section for further details on our impairment review process. As disclosed in Note 1 of our Consolidated Financial Statements, we adopted the new FASB guidance for OTTI recognition for fixed maturities this quarter.

Effective April 1, 2009, the OTTI charge to earnings reflects only credit impairments, where projected cash flows are less than the amortized cost of a security, or the full unrealized loss position if we intend to sell a fixed maturity security or it is more likely than not that we will need to sell it to meet contractual obligations. The new guidance does not allow for retrospective application, therefore the OTTI charge for the first quarter of 2009 as well as for prior year periods are based on previous OTTI requirements (i.e. the difference between the fair value and amortized cost of a debt security in an unrealized loss position).

The following table summarizes our OTTI recognized in earnings by asset class:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed maturities:
Corporate debt	$1,604	$645	$13,026	$11,574
ABS	-	-	9,983	4,137
Residential MBS	2,966	-	7,946	36
Commerical MBS	10,843	-	10,843	-
Municipals	-	-	-	394

	15,413	645	41,798	16,141
Equities	6,040	-	9,555	-

Total OTTI recognized in earnings	$21,453	$645	$51,353	$16,141

The impairment charges on the corporate debt securities, non-agency residential MBS and non-agency commercial MBS in the current quarter were substantially due to our intent to sell these securities in July 2009. The decision to sell these securities was primarily to take advantage of favorable market conditions and to reduce our exposure to non-agency commercial MBS. We also impaired $6 million of equities during the quarter primarily due to the severity and duration of the unrealized loss positions, for which we concluded the forecasted recovery was too uncertain. In the first quarter of 2009, we impaired corporate debt securities in the financial sector and certain ABS and residential MBS with sub-prime and Alt-A collateral exposure. The impairments in 2008 were primarily on corporate debt securities due to negative actions taken by rating agencies.

Total Return

Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return within certain guidelines and constraints, designed to manage risk. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The following table provides a breakdown of the total return on our cash and investments for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net investment income	$112,220	$137,015	$211,512	$222,666
Net realized investments (losses) gains	(23,678)	1,552	(64,275)	37,237
Change in net unrealized losses, net of currency hedges	238,916	(151,279)	179,476	(179,427)

Total	$327,458	$(12,712)	$326,713	$80,476

Average cash and investments(1)	$10,863,907	$10,815,369	$10,687,730	$10,703,958

Total return on average cash and investments, pre-tax(2)	3.01%	(0.12% )	3.06%	0.75%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances during the quarter.
(2)	Non-annualized.

For further information on the movements in net unrealized losses, net of currency hedges, refer to the ‘Cash and Investments’ section below.

CASH AND INVESTMENTS

At June 30, 2009 and December 31, 2008, total cash and investments, including accrued interest receivable and net receivable/payable for investments sold/purchased were $11.0 billion and $10.4 billion, respectively, as summarized below:

	June 30, 2009		December 31, 2008
U.S. government and agency	$1,780,704	16%	$1,187,333	12%
Non U.S. government	302,213	3%	279,225	2%
Corporate debt	2,685,408	24%	2,061,317	20%
Residential MBS	2,499,562	23%	2,711,998	26%
Commercial MBS	728,304	7%	763,098	7%
ABS	310,347	3%	381,006	4%
Municipals	566,301	5%	366,677	3%

Total Fixed Maturities	8,872,839	81%	7,750,654	74%
Total Equities	96,875	1%	107,283	1%
Total Short-term investments	165,197	1%	261,879	3%
Cash at investment managers, net of unsettled trades	319,806	3%	663,192	6%

Total Invested Assets	9,454,717	86%	8,783,008	84%
Other cash and cash equivalents (1)	904,490	8%	1,092,664	10%
Other investments	539,545	5%	492,082	5%
Accrued interest receivable	87,361	1%	79,232	1%

Total Cash and Investments	$10,986,113	100%	$10,446,986	100%

(1)	Include restricted cash and cash equivalents.

Fixed Maturity Investments

Over the last six months we have reduced our holdings in U.S. agency pass-throughs (residential MBS), commercial MBS and ABS, and invested primarily in U.S. agency debt securities and high-grade corporate debt securities. This shift has resulted in reduced extension risk (duration) while maintaining our investment portfolio yield results. The contractual maturities and credit ratings for our fixed maturities at June 30, 2009, have not changed significantly since December 31, 2008 – for further details refer to Note 3 – Investments of our Consolidated Financial Statements. At June 30, 2009 and December 31, 2008, our fixed maturities had an approximate average duration of 3.1 and 2.5 years, respectively. When incorporating our cash and cash equivalents into this calculation, the average duration at June 30, 2009 and December 31, 2008 is reduced to 2.9 and 2.1 years, respectively.

The net unrealized losses on our available for sale securities decreased $179 million during the first six months of 2009, comprising the following movements:

	Net Unrealized Gains (Losses) at June 30, 2009	Net Unrealized Gains (Losses) at December 31, 2008	Change

Fixed maturities:
U.S. government and agency	$(746)	$38,566	$(39,312)
Non-U.S. government	2,911	7,219	(4,308)
Corporate debt	(348,873)	(455,742)	106,869
Residential MBS	(25,634)	(24,813)	(821)
Commercial MBS	(109,940)	(170,217)	60,277
ABS	(31,283)	(52,260)	20,977
Municipals	6,104	2,907	3,197

Total fixed maturities	(507,461)	(654,340)	146,879

Equities:
Common stock	(22,470)	(47,098)	24,628
Preferred stock	-	(9,949)	9,949

Total equities	(22,470)	(57,047)	34,577

Short-term investments	-	(4,762)	4,762

Total before fair value hedge	(529,931)	(716,149)	186,218

Fair value hedge adjustment	1,366	8,108	(6,742)

Total	$(528,565)	$(708,041)	$179,476

The reduction in net unrealized losses during 2009 was primarily due to tightening of credit spreads which has resulted in a significant recovery in fair value for our corporate debt and structured securities. The following provides a further analysis of the significant net unrealized loss position by major security type.

Corporate Debt:

At June 30, 2009 our corporate debt portfolio had an average credit rating of A (December 31, 2008: A), a duration of 2.9 years (December 31, 2008: 3.1 years) and a weighted average life of 4.3 years (December 31, 2008: 4.5 years). The composition of our corporate debt securities at June 30, 2009 was as follows:

	Fair Value	% of Fair Value of Total Fixed Maturities	Net Unrealized Gains (Losses) at June 30, 2009	Change in Fair Value since December 31, 2008

Direct Financials	$1,317,754	14.9%	$(35,293)	$61,869
Direct Non Financials	1,076,189	12.1%	22,277	49,928
Medium-term notes	291,465	3.3%	(335,857)	(4,928)

Total	$2,685,408	30.3%	$(348,873)	$106,869

Our direct financials exposures are primarily related to U.S. banks (44%), foreign bonds (22%), and brokerage (14%), with the remainder diversified across several other sub-sectors. Included in our financials sector is $279 million of FDIC guaranteed bonds. At June 30, 2009, and December 31, 2008, the weighted average credit rating of our financials sector was A by S&P.

Our non-financial exposures are primarily related to communications (21%), electric (20%), consumer non-cyclicals (18%), energy (12%) and consumer cyclicals (10%) with the remainder diversified across several other sub-sectors. The weighted average credit rating of our non-financials debt at June 30, 2009 and December 31, 2008 was A- by S&P.

Our medium term notes (“MTNs”) are collateralized by a pool of fixed maturity securities diversified by country and asset sector with the majority of the exposure consisting of corporate and sovereign debt. Our investment in these MTNs provides exposure to floating rate notes which allows us to diversify from our fixed interest rate exposure of other fixed maturity securities we hold in our investment portfolio. The fair value of our MTNs is driven by the return of the underlying pool of fixed maturities and the level of leverage. The valuation of our MTNs has significantly improved since March 31, 2009 but for the six months ended June 30, 2009, the change in fair value is still negative. This was primarily due to the reduction of leverage during the credit crisis which lowered the credit duration of the MTNs and slowed the price appreciation when the markets began to recover. At June 30, 2009, none of the underlying investments are securities collateralized by U.S. subprime mortgages, and 82% of the underlying securities are rated investment grade with an overall average rating of BBB by Moody’s (December 31, 2008: A/A2). We continue to believe that we will fully recover our amortized cost over an extended period of time.

Residential MBS:

Residential MBS portfolio investments are supported by loans that are diversified across economic sectors and geographical areas. During the current quarter, we have reduced our holdings in agency residential MBS due to the strong rally since late 2008 which gave us an opportunity to reduce our extension risk (duration). We have reallocated the proceeds to investment grade corporate debt securities to take advantage of higher yields. At June 30, 2009, 90% of our total residential MBS was backed by U.S. government-sponsored agencies. For the remaining holdings of $251 million, 80% was rated AAA by S&P. At June 30, 2009, the average duration and weighted average life was 0.1 years and 4.4 years, respectively, for our non-agency residential MBS portfolio, compared with 0.3 years and 3.1 years at December 31, 2008. The vintage years for these securities have not changed significantly since December 31, 2008.

Our total exposure to subprime and Alt-A collateral has reduced to $99 million at June 30, 2009 from $120 million at December 31, 2008, primarily due to OTTI charges. Our holdings in these securities continue to be highly rated with 87% rated AAA by S&P.

Commercial MBS:

During the second quarter of 2009, the fair value for the commercial MBS significantly recovered. This contributed to the significant reduction in the unrealized loss position for this asset class. Further, we also opportunistically reduced our commercial MBS holdings by $75 million during the credit market recovery, resulting in a realized loss of $2 million. Our commercial MBS portfolio continues to be rated highly, with approximately 98% rated AAA by S&P. Additionally, the weighted average estimated subordination percentage for our portfolio was 28% at June 30, 2009, which represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At this time, based on fundamental analysis, we do not expect a principal loss on our commercial MBS. At June 30, 2009, the average duration, weighted average life, and vintage years for our commercial MBS portfolio have not changed significantly since December 31, 2008.

Asset- Backed Securities:

The reduction in the carrying value for our ABS since December 31, 2008, was primarily due to reduced exposure to the credit card sector, where we have sold some positions and received principal pay downs during 2009. Over 82% of our ABS is rated AAA by S&P. The remaining 18% of the ABS consists primarily $42 million of CLO debt tranche securities. The average duration, weighted average life, and vintage years for our ABS portfolio at June 30, 2009 has not changed significantly since December 31, 2008.

Equity Securities

During 2008, we began funding an allocation to global common equities. The recovery of the global equity markets in 2009 has resulted in an increase in fair value of our common stock holdings to $97 million at June 30, 2009.

Securities Lending

We are in the process of winding down our security lending program. As of June 30, 2009, we had outstanding securities lending agreements of $146 million, a reduction from $406 million at December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

There has been no material change in our liquidity position or capital resource requirements since December 31, 2008. For more information refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

At June 30, 2009, our common equity was $4.4 billion compared to $4.0 billion at December 31, 2008. The following table reconciles our opening and closing common equity positions:

Common equity - December 31, 2008	$3,961,041
Net income	293,278
Unrealized appreciation on available for sale investments, net of tax	179,905
Cumulative effect of change in accounting principle at April 1st, net of tax[1]	38,334
Common share dividends	(64,155)
Preferred share dividends	(18,438)
Share-based compensation and other	19,154

Common equity - June 30, 2009	$4,409,119

(1) Adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2.

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

See below for an updated discussion of the application of estimates and assumptions around Fair Value Measurements and OTTI. For the remaining critical accounting estimates, there was no material change since December 31, 2008. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Fair Value Measurements

On January 1, 2008, we adopted FAS 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. FAS 157 establishes a framework for measuring fair value that includes a hierarchy for inputs used in measuring fair value. Refer to Note 4 – Fair Value Measurements to the Consolidated Financial Statements for a discussion on the fair value hierarchy. Furthermore, on April 1, 2009, we adopted FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly. This guidance clarifies that if there has been a significant decrease in the volume and level of activity for the financial instrument, a change in valuation technique or the use of multiple valuation techniques may be appropriate. See below for further discussion.

The following section is a summary of the valuation methodologies we used to measure our financial instruments.

Fixed Maturities

We use quoted market values and other relevant observable market data provided by independent pricing sources as inputs into our process for estimating the fair values of our fixed maturities. The pricing sources are primarily nationally recognized pricing services and broker-dealers.

Pricing Services

At June 30, 2009, pricing for approximately 85% (December 31, 2008: 87%) of our total fixed maturities was based on prices provided by nationally recognized independent pricing services (71% index providers and 14% pricing vendors). Prices are sourced from multiple pricing services, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. Generally, we receive prices from multiple pricing services for each security and select the pricing from the pricing service highest in our vendor hierarchy. Generally, pricing services provide pricing for less-complex, liquid securities based on market quotations in active markets when available. For fixed maturities that do not trade on a listed exchange, the pricing service will use its proprietary “pricing matrix models” and use observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing vendors may use an Option Adjusted Spread model commonly used to develop prepayment and interest rate scenarios for the purpose of estimating fair values of mortgage-backed and asset-backed securities.

At June 30, 2009 and December 31, 2008, we have not adjusted any pricing provided by independent pricing services (see ‘Management Pricing Validation’ below). Accordingly, except for U.S. Treasury securities, we have classified all the remaining fixed maturities priced by pricing services as Level 2. As U.S. Treasury securities are liquid and trade in an active market; we have classified these securities as Level 1.

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

If we conclude the quote from a broker does not reflect an orderly transaction, we will place little weight on the non-binding broker quote and a greater weight on the use of an internal model to estimate fair value of illiquid securities. The evaluation of whether or not actual transactions in the current financial markets represent distressed sales requires significant management judgment. At June 30, 2009, the use of an internal model for fixed maturities was limited to our CLO – debt tranche securities, given the lack of relevant observable trades.

At June 30, 2009, approximately 10% (December 31, 2008: 8%) of our fixed maturities were priced by non-binding quotes from broker-dealers. Where we have the ability to corroborate the non-binding broker quote with either a quote from a pricing vendor or another independent broker, and the price quotations do not vary significantly, we classify these securities as Level 2 within our fair value hierarchy. We classify securities priced by a single non-binding broker quote and/or use of internal model as Level 3 in our fair value hierarchy. At June 30, 2009, these securities consisted primarily of some Residential MBS and CLO – debt tranche securities for a total estimated fair value of $86 million or 1% of our total fixed maturity portfolio.

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

Management Pricing Validation

As management is ultimately responsible for determining the fair value measurements for all securities, we validate prices received by comparing the fair value estimates to our knowledge of the current markets. We challenge any prices we believe may not be representative of fair value under current market conditions. Our review process includes, but is not limited to: (i) a review of the pricing methodologies and valuation models used by outside parties to measure fair value; (ii) quantitative analysis and attribution analysis; and (iii) selecting randomly purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources and broker-dealers.

Equity Securities

The fair values for equity securities are based on closing exchange prices provided by independent pricing sources and, accordingly, we have classified all our equity securities within Level 1.

Other Investments

Alternative Investment Funds:

We have one open-end short-duration high yield fund with daily liquidity that is measured using the net asset value as reported by Bloomberg. We have classified this fund as Level 2.

For hedge and credit funds, we measure fair value by obtaining the net asset value as advised by our external fund manager or third party administrator, which involves limited management judgment. For any funds for which we did not receive a June 30, 2009 net asset value, we recorded an estimate of the change in fair value for the latest period based on return estimates obtained from the fund managers. Accordingly, we did not have a reporting lag in our fair value measurements for these funds. The financial statements of each fund in our portfolio are generally prepared using fair value measurements for the underlying investments and generally are audited annually. In addition to reviewing these audited financial statements, we regularly review fund performance directly with the fund managers and perform qualitative analysis to corroborate the reasonableness of the reported net asset values. Certain of these funds have lock-up and other redemption provisions which limit our ability to liquidate these funds in the short term. As these provisions are common in the investment industry, we do not believe a market participant would apply a significant discount, if any, to the reported net asset value; accordingly, we have not reflected such adjustment in the fair value of these funds. We have classified the hedge and credit funds as Level 3 within the fair value hierarchy as we do not have full access to the underlying investment holdings for most of the funds to enable us to corroborate the fair value measurement used by the fund managers.

CLO – Equity Securities:

We have also invested in equity tranche CLO securities (also known as “cash flow CLOs” in the industry). For these securities, we estimate fair value based on observable relevant trades in active secondary markets where available or the use of our internal valuation model where the market is inactive. Following the credit market dislocation in 2008, the CLO—Equity market continues to be depressed. At or near June 30, 2009, we have not observed any relevant market trades for CLO – Equity securities. Accordingly, we continue to rely on the use of our internal models to estimate the fair value of our cash flow CLOs. The key assumptions used in our models are: default and recovery rates, collateral spreads, and prepayments. Of these assumptions, the default and recovery rates are the most judgmental inputs to which the valuation of our CLO – Equities is most sensitive. The projected cash flows for our CLO – Equities are also discounted using the current risk free interest rate.

Each CLO structure must maintain certain over-collateralization ratios (OC ratios) in order to make distributions to the equity tranche holders. Generally, the OC ratio is calculated as: a) the remaining collateral adjusted for marked-to-market defaulted loans, net of estimated recoveries, and certain credit downgrades, divided by b) the total remaining debt obligations. During the three months ended June 30, 2009, we noted an acceleration in defaults on the underlying collateral for certain CLO – Equities we continue to hold. The cumulative actual default rate up to May 31, 2009, for our CLO – Equities varied from 1.4% to 8.1%. Consequently, for certain CLO – Equities the defaults have significantly eroded the value of the collateral to the extent that some OC ratios are currently out-of-compliance. As a result, for these CLO – Equities, the income distributions that would normally flow to us as an equity tranche holder are now diverted to the debt tranche holders to pay down on the debt principal until the OC ratio is back in compliance. In light of this emerging data, we have revised our default rates as well as recovery rates for all of our CLO Equities that are not performing as previously anticipated during the current quarter. To establish new default rates for our valuation models, we have considered the above noted actual defaults for our CLO – Equities as well as S&P’s recent revisions to its baseline projected default rate of 14.3% by March 2010 for U.S. corporate speculative-grade securities from 7.6% by October 2009, as previously reported in December 2008. We increased our default rate assumptions between 2.4% to 6.4% for the remainder of 2009 for our CLO Equities that are not performing to our previous expectations. For these securities, we have also reduced the recovery rate assumptions by 5% based on observations of actual recoveries in 2009 and credit rating agencies’ forecasted recovery rate. These revised default and recovery rates were the principal drivers of the $26 million decrease in fair value of our CLO – Equities for the current quarter.

As a sensitivity analysis of our estimated fair value, we believe it is reasonably likely that our estimated fair value of our cash flow CLOs could further deteriorate from a range of $7 million to $23 million within the next 12 months based on some stress test scenarios, which included (but were not limited to):

•

An increase in default rate assumptions to 14% for all CLO – Equities for the remainder of 2009, with a decrease to 8% for 2010 and 4% for 2011 and thereafter; assuming no change to our revised recovery rate assumptions.

•	A further reduction in recovery rate assumptions to 45% for all CLO – Equities, with no adjustment to our revised default rate assumptions.

Derivative Instruments

There has been no significant change to the application of estimates and assumptions around our foreign currency forward contracts and options and insurance derivative contract since December 31, 2008. Refer to Note 4 – Fair Value Measurements of our Consolidated Financial Statements for further details.

Other-Than-Temporary Impariments (OTTI)

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

Our OTTI review process is a rigorous quantitative and qualitative approach. We identify securities for review based on credit quality, relative health of industry sector, yield analysis, security performance and topical issues. For identified securities, we prepare a fundamental analysis at the security level and consider the following the qualitative factors:

•	The length of time and extent to which the fair value has been less than the amortized cost for fixed maturities or cost for equity securities.

•

The financial condition, near-term and long-term prospects for the issuer of the security, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices.

•	The historical and implied volatility of the fair value.

•	The collateral structure and credit support.

The following provides further details regarding our OTTI recognition and processes for fixed maturities and equity securities.

Fixed Maturities

In accordance with the adoption of FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), we recognize an OTTI in earnings for a fixed maturity security in an unrealized loss position when we either:

1)	have the intent to sell the security,

2)	more likely than not will be required to sell the security before its anticipated recovery, or

3)	do not anticipate to fully recover the amortized cost based on projected cash flows to be collected.

This new guidance overrides the previous requirement to assert both the “intent and ability” to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost for not impairing a fixed maturity in an unrealized loss position.

A security is “impaired” when the fair value is below its amortized costs. If the impaired fixed maturity security meets either of the first two criteria above, the entire difference between the security’s fair value and its amortized cost is recorded as an OTTI charge in the Consolidated Statements of Operations. However, if the impairment arises due to an anticipated credit loss on the security (third criterion above), we recognize only the credit component of the OTTI amount in earnings with a corresponding adjustment to amortized cost (new cost basis). The non-credit component (e.g. interest rates, market conditions, etc.) of the OTTI amount is recognized in other comprehensive income in our shareholders’ equity. The new amortized cost is accreted into net investment income.

We have established some parameters for identifying securities in an unrealized loss position with potential credit impairments. Our parameters focus primarily on the extent and duration of the decline, including but not limited to:

•	declines in value greater than 20% for nine consecutive months,

•	declines in value greater than 10% for twelve consecutive months, and

•	declines in value greater than 5% and rated less than BBB.

If a security meets one of the above criteria, we then perform a fundamental analysis by considering the qualitative factors noted above. Our OTTI review process for credit impairment excludes all fixed maturities guaranteed by the U.S. government and its agencies because we anticipate these securities will not be settled below amortized costs.

The credit loss component of OTTI recognized in earnings is generally calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment. The significant inputs and the methodology used to estimate the credit losses for which a portion of the OTTI was recognized in other comprehensive income (loss) were as follows:

Corporate Debt:

To estimate credit losses on corporate securities not yet defaulted, we project discounted cash flows. Our cash flow estimates are primarily driven by our assumptions regarding the probability of default. We developed this key assumption based on our internal credit analysis and observable market data such as industry analyst reports and forecasts, rating agencies’ expected loss tables and other data relevant to the recoverability of the security. Generally, we impair any corporate debt securities that have been downgraded to speculative grade from investment grade by either Moody’s or Standard & Poor’s. For corporate debts that have defaulted to date, we estimate the credit loss based on the entire difference between the amortized cost of the security and its fair value at the impairment measurement date.

Residential MBS, Commercial MBS and ABS:

We use models to determine the estimated credit losses for structured securities, such as MBS and ABS. We project expected cash flows to be collected, by utilizing underlying data from widely accepted third-party data sources as well as the following significant assumptions: expected defaults, delinquencies, recoveries, foreclosure costs, and prepayments. These assumptions require significant management judgment and vary for each structured security based on the underlying property type, vintage, loan to collateral value ratio, geographic concentration, and current level of subordination. We also corroborate our principal loss estimate with the independent investment manager’s principal loss estimate for each structured debt security with a significant unrealized loss position.

Equities

Because equity securities were specifically excluded from FSP FAS 115-2 and 124-2, we continue to consider our “ability and intent” to hold an equity security in an unrealized position for a reasonable period of time to allow for a full recovery. As an equity security does not have a maturity date, the forecasted recovery for an equity security is inherently more judgmental than for a fixed maturity security.

In light of the volatile global equity markets we have experienced in the past twelve months, we generally impair any equities for which we do not forecast a recovery to cost within three years. Further, we generally impair an equity security if its value has declined by more than 50% for nine consecutive months.

We have also established parameters for identifying potential impaired equity securities for fundamental analysis based on the severity and the duration of the unrealized loss position. One parameter we use is when an equity security’s fair value is 50% less than its cost for six consecutive months.

From time to time, we may sell our available-for-sale equities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. This may occur due to events occurring subsequent to the balance sheet date that result in a change in our intent or ability to hold an equity security. Such subsequent events that may result in a sale include significant deterioration in the financial condition of the issuer, significant unforeseen changes in our liquidity needs, or changes in tax laws or the regulatory environment.

OTTI Charge

During the three and six months ended June 30, 2009 we recorded a total OTTI charge in earnings of $21 million and $51 million, respectively. Refer to the ‘Net Investment Income and Net Realized Investment Gains/Losses’ section of the MD&A for further details.

NEW ACCOUNTING STANDARDS

See Item 1, Note 1 to the Consolidated Financial Statements for a discussion of new accounting standards we have recently adopted and recently issued accounting pronouncements we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of June 30, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See below for an updated discussion of the interest rate and credit spread risks. For the remaining market related risks, there have been no material changes since December 31, 2008. Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the Company’s market risk components.

INTEREST RATE RISK

Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturities. As interest rates rise, the fair value of our fixed maturities falls, and the converse is also true. We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our fixed maturities at June 30, 2009. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for MBS and ABS securities. Prepayment risk results from potential accelerated principal payments that shorten the average life, and therefore, the expected yield of the security. The results of this analysis are summarized in the table below.

	Interest Rate Shift in Basis Points
As at June 30, 2009	-100	-50	0	+50	+100
Total Fair Value	$9,347,783	$9,210,610	$9,038,036	$8,917,106	$8,762,134
Fair Value Change from Base	3.4%	1.9%	0.0%	-1.3%	-3.1%
Change in Unrealized Value	$309,747	$172,754	$-	$(120,930)	$(275,902)

	Interest Rate Shift in Basis Points
As at December 31, 2008	-100	-50	0	+50	+100
Total Fair Value	$8,263,301	$8,169,548	$8,012,533	$7,946,561	$7,825,040
Fair Value Change from Base	3.1%	2.0%	0.0%	-0.8%	-2.3%
Change in Unrealized Value	$250,768	$157,015	$-	$(65,972)	$(187,493)

We manage interest rate risk by selecting fixed maturities with durations, yields, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Refer to the ‘Cash and Investments’ section above, for a discussion of target and actual durations on our investment portfolios and a discussion on risk management techniques, respectively.

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

The following tables summarize the effect of an immediate, parallel shift in credit spreads in a static interest rate environment at June 30, 2009 and December 31, 2008:

	Credit Spread Shift in Basis Points
As at June 30, 2009	-200	-100	0	+100	+200
Total Fair Value	$9,578,511	$9,308,273	$9,038,036	$8,767,799	$8,497,561
Fair Value Change from Base	6.0%	3.0%	0.0%	-3.0%	-6.0%
Change in Unrealized Value	$540,475	$270,237	$-	$(270,237)	$(540,475)

	Credit Spread Shift in Basis Points
As at December 31, 2008	-200	-100	0	+100	+200
Total Fair Value	$8,424,377	$8,218,455	$8,012,533	$7,806,611	$7,600,689
Fair Value Change from Base	5.1%	2.6%	0.0%	-2.6%	-5.1%
Change in Unrealized Value	$411,844	$205,922	$-	$(205,922)	$(411,844)

As the performance of our credit funds are driven by the valuation of the underlying bank loans, these funds are also exposed to credit spreads movement. The impact of a 15% decline in the fair value of our credit funds at June 30, 2009 is $15 million, on a pre-tax basis.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009. Based upon that evaluation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the second quarter of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (b)
April 1-30, 2009	4,868	24.43	-	$211.6 million
May 1-31, 2009	-	-	-	$211.6 million
June 1-30, 2009	-	-	-	$211.6 million
Total	4,868		-	$211.6 million

(a)	Share repurchases relating to withhold to cover tax liabilities upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares. This repurchase plan is authorized to continue until December 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual General Meeting of Shareholders of AXIS Capital Holdings Limited was held on May 6, 2009. Proxies with regard to the matters voted upon at the Annual General Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual General Meeting and the results of voting on each such matter.

(a)	The election of the Class I Directors named below to serve until the 2012 Annual General Meeting of Shareholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

	Votes
Nominee	For	Withheld

Michael A. Butt	118,154,808	2,156,848

John R. Charman	118,907,100	1,404,556

Charles A. Davis	117,911,667	2,399,989

Sir Andrew Large	118,862,285	1,449,371

(b)	To approve an amendment to the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 4,000,000 and to provide that no material amendments may be made to the plan without shareholder consent.

Votes
For	Against	Abstain
68,205,220	40,644,866	1,444,074

(c)	To approve an amendment to the AXIS Capital Holdings Limited bye-laws to modify the voting push-up provisions contained in bye-law 76 so that the provision only applies to push-up votes with respect to a Company subsidiary for exercise by the Company’s shareholders in the event that the voting rights of any shares of the Company are adjusted pursuant to bye-laws 51-52.

Votes
For	Against	Abstain
119,125,206	1,105,683	80,767

(d)	To approve the appointment of Deloitte & Touche, Hamilton, Bermuda to act as our independent registered public accounting firm for the fiscal year ending December 31, 2009 and to authorize the Board of Directors, acting through the Audit Committee, to set the fees for the registered public accounting firm.

Votes
For	Against	Abstain
120,220,331	85,278	6,048

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Appendix B to the Definitive Proxy Statement for the 2009 Annual General Meeting of Shareholders filed on March 27, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	Amendment No. 3 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited, dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2009).

10.2	AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2009

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)