Form 10-Q
period 2009-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2009-11-03
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009 there were 142,464,979 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	2009	2008
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2009: $9,588,460; 2008: $8,404,994)	$9,682,932	$7,750,654
Equity securities, available for sale, at fair value (Cost 2009: $129,055; 2008: $164,330)	137,544	107,283
Other investments, at fair value	541,447	492,082
Short-term investments	282,737	261,879

Total investments	10,644,660	8,611,898
Cash and cash equivalents	1,108,954	1,697,581
Restricted cash and cash equivalents	130,517	123,092
Accrued interest receivable	82,169	79,232
Insurance and reinsurance premium balances receivable	1,497,639	1,185,785
Reinsurance recoverable balances	1,369,824	1,304,551
Reinsurance recoverable balances on paid losses	36,625	74,079
Deferred acquisition costs	363,739	273,096
Prepaid reinsurance premiums	284,922	279,553
Securities lending collateral	135,122	412,823
Goodwill and intangible assets	93,049	60,417
Other assets	172,248	180,727

Total assets	$15,919,468	$14,282,834

Liabilities
Reserve for losses and loss expenses	$6,579,914	$6,244,783
Unearned premiums	2,548,072	2,162,401
Insurance and reinsurance balances payable	170,664	202,145
Securities lending payable	138,092	415,197
Senior notes	499,449	499,368
Other liabilities	426,068	233,082
Net payable for investments purchased	159,102	64,817

Total liabilities	10,521,361	9,821,793

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2009: 137,835; 2008: 136,212 shares issued and outstanding)	1,901	1,878
Additional paid-in capital	2,003,417	1,962,779
Accumulated other comprehensive income (loss)	74,974	(706,499)
Retained earnings	3,319,467	3,198,492
Treasury shares, at cost (2009: 14,472; 2008: 14,243 shares)	(501,652)	(495,609)

Total shareholders’ equity	5,398,107	4,461,041

Total liabilities and shareholders’ equity	$15,919,468	$14,282,834

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three months ended		Nine months ended
	2009	2008	2009	2008
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$706,025	$689,970	$2,078,154	$2,028,895
Net investment income	134,788	50,583	346,300	273,249
Other insurance related loss	(135,738)	(13,806)	(159,394)	(19,073)
Net realized investment losses:
Other-than-temporary impairment losses	(283,418)	(49,663)	(336,214)	(65,804)
Portion of impairment losses transferred to other comprehensive income	4,080	—	5,523	—
Other realized investment losses	25,973	(39,416)	13,051	13,962

Total net realized investment losses	(253,365)	(89,079)	(317,640)	(51,842)

Total revenues	451,710	637,668	1,947,420	2,231,229

Expenses
Net losses and loss expenses	311,109	705,531	1,077,360	1,438,929
Acquisition costs	113,423	90,333	318,708	282,593
General and administrative expenses	92,009	86,722	265,515	248,425
Foreign exchange losses (gains)	6,784	(7,627)	30,579	(21,360)
Interest expense and financing costs	7,977	7,941	23,869	23,789

Total expenses	531,302	882,900	1,716,031	1,972,376

Income (loss) before income taxes	(79,592)	(245,232)	231,389	258,853
Income tax expense (benefit)	7,082	(5,104)	24,785	11,554

Net income (loss)	(86,674)	(240,128)	206,604	247,299

Preferred share dividends	9,218	9,218	27,656	27,656

Net income (loss) available to common shareholders	$(95,892)	$(249,346)	$178,948	$219,643

Weighted average common shares and common share equivalents:
Basic	137,904	139,335	137,693	141,628

Diluted	137,904	139,335	150,258	157,315

Earnings per common share:
Basic	$(0.70)	$(1.79)	$1.30	$1.55

Diluted	$(0.70)	$(1.79)	$1.19	$1.40

Cash dividends declared per common share	$0.20	$0.185	$0.60	$0.555

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three months ended		Nine months ended
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$(86,674)	$(240,128)	$206,604	$247,299
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	357,290	(434,834)	512,336	(573,831)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(3,393)	—	(4,836)	—
Adjustment for re-classification of realized investment losses and net impairment losses recognized in net income	247,428	89,296	312,064	53,779
Foreign currency translation adjustment	1,910	—	243	—
Change in the unrecognized prior service cost for SERPs	—	562	—	1,687

Comprehensive income (loss)	$516,561	$(585,104)	$1,026,411	$(271,066)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
	(in thousands)
Common shares (shares outstanding)
Balance at beginning of period	136,212	142,520
Shares issued	1,852	2,456
Shares repurchased for treasury	(229)	(6,985)

Balance at end of period	137,835	137,991

Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,878	1,850
Shares issued	23	28

Balance at end of period	1,901	1,878

Additional paid-in capital
Balance at beginning of period	1,962,779	1,869,810
Shares issued	509	2,623
Stock options exercised	2,475	23,655
Share-based compensation expense	37,654	47,037

Balance at end of period	2,003,417	1,943,125

Accumulated other comprehensive income (loss)
Balance at beginning of period	(706,499)	22,668
Cumulative effect of change in accounting principle at April 1st, net of tax (see Note 1)	(38,334)	—
Unrealized appreciation (depreciation) on available for sale investments, net of tax	824,400	(520,052)
Portion of other-than-temporary impairment losses, net of tax	(4,836)	—
Amortization of prior service cost on the SERPs	—	1,687
Foreign currency translation adjustment	243	—

Balance at end of period	74,974	(495,697)

Retained earnings
Balance at beginning of period	3,198,492	2,968,900
Cumulative effect of change in accounting principle at April 1st, net of tax (see Note 1)	38,334	—
Net income	206,604	247,299
Series A and B preferred share dividends	(27,656)	(27,656)
Common share dividends	(96,307)	(91,056)

Balance at end of period	3,319,467	3,097,487

Treasury shares, at cost
Balance at beginning of period	(495,609)	(204,606)
Shares repurchased for treasury	(6,043)	(240,997)

Balance at end of period	(501,652)	(445,603)

Total shareholders’ equity	$5,398,107	$4,601,190

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$206,604	$247,299
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	317,640	51,842
Unrealized loss on insurance derivative contract	161,000	21,444
Net realized and unrealized (gains) losses of other investments	(63,322)	97,586
Amortization/accretion of fixed maturities	11,018	10,516
Other amortization and depreciation	11,650	8,263
Share-based compensation expense	37,654	47,037
Changes in:
Accrued interest receivable	(2,937)	12,645
Reinsurance recoverable balances	(27,819)	(116,278)
Deferred acquisition costs	(90,643)	(56,201)
Prepaid reinsurance premiums	(5,369)	(22,020)
Reserve for loss and loss expenses	335,131	818,893
Unearned premiums	385,671	320,535
Insurance and reinsurance balances, net	(343,335)	(201,976)
Other items	(39,237)	(11,329)

Net cash provided by operating activities	893,706	1,228,256

Cash flows from investing activities:
Purchases of:
Fixed maturities	(8,260,119)	(6,868,348)
Equity securities	(33,995)	(289,966)
Other investments	(91,800)	(141,000)
Proceeds from the sale of:
Fixed maturities	6,174,388	5,789,503
Equity securities	55,703	64,835
Other investments	86,190	69,521
Proceeds from the redemption of fixed maturities	726,060	721,178
Net sales of short-term investments	(13,552)	(118,372)
Purchase of other assets	(43,398)	(8,640)
Change in restricted cash and cash equivalents	(7,425)	(38,982)

Net cash used in investing activities	(1,407,948)	(820,271)

Cash flows from financing activities:
Repurchase of shares	(6,043)	(240,997)
Dividends paid - common shares	(85,218)	(80,653)
Dividends paid - preferred shares	(27,656)	(27,656)
Proceeds from issuance of common shares	3,007	26,306

Net cash used in financing activities	(115,910)	(323,000)

Effect of exchange rate changes on foreign currency cash	41,525	(37,279)

Increase (decrease) in cash and cash equivalents	(588,627)	47,706
Cash and cash equivalents - beginning of period	1,697,581	1,273,117

Cash and cash equivalents - end of period	$1,108,954	$1,320,823

See accompanying notes to Consolidated Financial Statements

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at September 30, 2009 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the periods ended September 30, 2009 and 2008 have not been audited. The balance sheet at December 31, 2008 is derived from the audited financial statements.

These statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated.

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Tabular dollars and share amounts are in thousands, except per share amounts.

Significant Accounting Policies

There were no changes to the significant accounting policies with the exception of changes to the accounting policy related to the valuation and recognition of losses related to investments, as required by new accounting guidance. Further, the following also includes an updated accounting policy for our foreign currency translation for the recently established Canadian branch and adoption of new accounting standards.

Investments

Investments available for sale

Fixed maturities and equities classified as “available for sale” are reported at fair value at the balance sheet date. See Note 4 – Fair Value Measurements for additional information regarding the determination of fair value.

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

We assess quarterly whether available-for-sale investments with unrealized losses represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security including, but not limited to: (i) the extent and duration of the decline, (ii) the reason for the decline (e.g. credit spread widening, credit event), (iii) the historical and implied future volatility of the fair value, (iv) the financial condition of, and near-term prospects of, the issuer and (v) the collateral structure and credit support of the security, if applicable.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Investments available for sale (continued)

On April 1, 2009, we adopted a new guidance issued by the Financial Accounting Standard Board (“FASB”) on recognition and presentation of other than temporary impairments (“OTTI”) for fixed maturities. Accordingly, we recognize an other-than-temporary impairment in earnings for a fixed maturity security in an unrealized loss position when we either (a) have the intent to sell the security, (b) more likely than not will be required to sell the security before its anticipated recovery, or (c) do not anticipate to fully recover the amortized cost based on projected cash flows to be collected. Prior to the adoption of this new guidance, we recorded an OTTI charge for a fixed maturity security in an unrealized position when we could not assert that we had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost.

Under the new guidance, if the impaired fixed maturity security meets one of the first two criteria above, the entire difference between the security’s fair value and its amortized cost is recorded as an OTTI charge in the Consolidated Statements of Operations. However, if the impairment arises due to an anticipated credit loss on the security (third criterion above), we recognize only the credit component of the OTTI amount in earnings with a corresponding adjustment to amortized cost (new cost basis). The non-credit component (e.g. interest rates, market conditions, etc.) of the OTTI amount is recognized in accumulated other comprehensive income (“AOCI”) in shareholders’ equity. The new amortized cost is accreted into net investment income.

For equity securities we continue to consider our ability and intent to hold an equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. When it is determined that the decline in value of an equity security is other-than-temporary, we adjust the carrying value of the equity security to its fair value, with a corresponding charge to earnings.

In periods subsequent to the recognition of an OTTI for either a fixed maturity or equity security, the new cost basis is not adjusted for subsequent increases in estimated fair value.

Other investments

We record other investments at fair value (see Note 4 – Fair Value Measurements), with the change in fair value and realized gains and losses reported in net investment income.

Short-term investments

Short-term investments primarily comprise highly liquid debt securities with maturity greater than three months but less than one year from the date of purchase. Short-term investments, which have been previously included in fixed maturities, are now reported separately in the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and in the related disclosures. These investments are carried at amortized cost, which fairly approximates fair value.

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

Adoption of New Accounting Standards

Fair Value Measurements

Effective January 1, 2009, we adopted new guidance issued by FASB for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. The adoption of this guidance did not impact our results of operations or financial position.

Effective April 1, 2009, we adopted the following issued by FASB:

•

New guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. In these circumstances, the use of alternative valuation models may be appropriate to determine fair value. The new accounting standard also expands disclosure requirements to include disaggregation of the fair value disclosures by defining major categories, and must be applied prospectively. The adoption of this standard did not materially impact our results of operations or financial position. Refer to Note 4 – Fair Value Measurements for required disclosures.

•

New guidance amending the previous recognition and presentation of OTTI for debt securities, as disclosed above. It requires new interim and annual disclosure of both fixed maturities and equities, including more disaggregated information (refer to Note 4 – Fair Value Measurements). As of April 1, 2009, the adoption of this standard resulted in $38 million net after-tax increase to retained earnings with a corresponding increase to accumulated other comprehensive income (loss), resulting in no change to our total shareholders’ equity. This adjustment reflects the non-credit portion of the total OTTI of $86 million previously recognized in retained earnings for fixed maturity securities still outstanding at March 31, 2009. As part of the cumulative effect adjustment, we also recorded a corresponding adjustment to the amortized cost of our fixed maturities.

•	New guidance requiring disclosure about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Refer to Note 4 – Fair Value Measurements.

Business Combinations

In April 2009, we adopted revised guidance issued by FASB on the accounting for assets and liabilities assumed in a business combination that arise from contingencies, resulting in no impact to our results of operations or financial position. This guidance amends the previously issued standard on business combinations, by requiring that assets acquired or liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated; otherwise the asset or liability should generally be recognized in accordance with guidance on accounting for contingencies, and removes the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.

Determination of the Useful Life of Intangible Assets

Effective January 1, 2009, we adopted new guidance issued by FASB for determination of the useful life of intangible assets, resulting in no significant impact on our results of operations or financial position. The guidance amends the factors considered in developing assumptions used to determine the useful life of an intangible asset, and its intent is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Financial Guarantee Insurance Contracts

Effective January 1, 2009, we adopted new guidance issued by FASB for financial guarantee insurance contracts issued by insurance enterprises, resulting in no significant impact on our results of operations or financial position. This guidance amends the previous recognition and measurement of premium revenue and claim liabilities. A claim liability is recognized prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The new guidance also requires expanded disclosures about financial guarantee insurance contracts. The determination of the applicability of this new guidance to certain of our insurance contracts required significant management judgment due to the interpretation of the scope exemption for insurance contracts that are similar to financial guarantee insurance contracts.

Earnings per Share

Effective January 1, 2009, we adopted new guidance issued by FASB for the calculation of earnings per share, and the requirement that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of earnings per share pursuant to the two-class method. As the dividends on all outstanding unvested stock awards are restricted and forfeitable, the adoption of this guidance did not impact the calculation of our earnings per share.

Subsequent Events

Effective April 1, 2009, we adopted new accounting and disclosure guidance issued by FASB on management’s assessment of subsequent events. This new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The adoption of this standard did not have an impact on our results of operations or financial position. In preparing our Consolidated Financial Statements, we have evaluated subsequent events through November 3, 2009, which is the date that these financial statements were issued.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards Not Yet Adopted

Transfers and Servicing of Financial Assets

In June 2009, the FASB issued new guidance for accounting for transfers of financial assets, which amends the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). Consequently, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with the new guidance on consolidations (see below). This new guidance is effective for financial asset transfers occurring after January 1, 2010 and early adoption is prohibited. We do not anticipate the adoption of this guidance will impact our results of operations, financial condition and liquidity.

Consolidations

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis, in particular it modifies the approach for determining the primary beneficiary of a VIE. The primary beneficiary is the party that has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. The amended guidance is effective as of January 1, 2010, and early adoption is prohibited. We are currently evaluating the impact of the adoption of this accounting guidance on our financial condition and results of operations.

Fair Value Measurement of Liabilities

In August 2009, the FASB issued new guidance on measuring the fair value of liabilities. The fair value should be measured based on the price that would be paid to transfer the liability in an orderly transaction between market participants, including the company’s own non-performance risk. In the absence of a quoted price in an active market for an identical liability at the measurement date, an entity should use a valuation technique that is consistent with the fair value measurement principles (see Note 4 – Fair Value Measurements). This new guidance is effective for the interim period beginning after August 27, 2009. As the loss reserves relating to our insurance and reinsurance contracts are not measured at fair value, we do not anticipate the adoption of this guidance will materially impact our results of operations, financial condition and liquidity.

Fair Value Measurement of Certain Alternative Investments

In September 2009, the FASB issued new guidance for measuring the fair value of certain alternative investments. As a practical expedient for measuring fair value, an entity may use the net asset value per share (“NAV”) if the NAV is calculated in accordance with AICPA Audit and Accounting Guide for investment companies. This new guidance is effective for the first reporting period ending after December 15, 2009; however, early adoption is permitted. We do not anticipate the adoption of this guidance will impact our results of operations, financial condition and liquidity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION

Our underwriting operations are organized around two global underwriting platforms, AXIS Insurance and AXIS Re and therefore we have two reportable segments, insurance and reinsurance. Except for goodwill and intangible assets, we do not allocate assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

The following tables summarize the underwriting results of operating segments for the periods indicated and the carrying values of goodwill and intangible assets as of September 30, 2009 and 2008:

	2009			2008
Three months ended September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$413,922	$361,392	$775,314	$402,672	$322,611	$725,283
Net premiums written	239,781	355,363	595,144	235,666	315,750	551,416
Net premiums earned	278,637	427,388	706,025	293,572	396,398	689,970
Other insurance related income (loss)	(135,898)	160	(135,738)	(13,751)	(55)	(13,806)
Net losses and loss expenses	(111,228)	(199,881)	(311,109)	(230,577)	(474,954)	(705,531)
Acquisition costs	(29,613)	(83,810)	(113,423)	(21,964)	(68,369)	(90,333)
General and administrative expenses	(55,685)	(18,719)	(74,404)	(49,361)	(17,366)	(66,727)

Underwriting income (loss)	$(53,787)	$125,138	71,351	$(22,081)	$(164,346)	(186,427)

Corporate expenses			(17,605)			(19,995)
Net investment income			134,788			50,583
Net realized investment losses			(253,365)			(89,079)
Foreign exchange gains (losses)			(6,784)			7,627
Interest expense and financing costs			(7,977)			(7,941)

Loss before income taxes			$(79,592)			$(245,232)

Net loss and loss expense ratio	39.9%	46.8%	44.1%	78.5%	119.8%	102.3%
Acquisition cost ratio	10.6%	19.6%	16.1%	7.5%	17.2%	13.1%
General and administrative expense ratio	20.0%	4.4%	13.0%	16.8%	4.4%	12.6%

Combined ratio	70.5%	70.8%	73.2%	102.8%	141.4%	128.0%

Goodwill and intangible assets	$93,049	$-	$93,049	$60,726	$-	$60,726

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2009			2008
Nine months ended September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$1,304,844	$1,708,606	$3,013,450	$1,392,993	$1,470,640	$2,863,633
Net premiums written	764,932	1,693,526	2,458,458	872,909	1,454,498	2,327,407
Net premiums earned	853,235	1,224,919	2,078,154	890,558	1,138,337	2,028,895
Other insurance related (loss) income	(160,659)	1,265	(159,394)	(20,073)	1,000	(19,073)
Net losses and loss expenses	(451,143)	(626,217)	(1,077,360)	(549,723)	(889,206)	(1,438,929)
Acquisition costs	(84,122)	(234,586)	(318,708)	(84,798)	(197,795)	(282,593)
General and administrative expenses	(159,059)	(54,515)	(213,574)	(145,321)	(51,813)	(197,134)

Underwriting income (loss)	$(1,748)	$310,866	309,118	$90,643	$523	91,166

Corporate expenses			(51,941)			(51,291)
Net investment income			346,300			273,249
Net realized investment losses			(317,640)			(51,842)
Foreign exchange (losses) gains			(30,579)			21,360
Interest expense and financing costs			(23,869)			(23,789)

Income before income taxes			$231,389			$258,853

Net loss and loss expense ratio	52.9%	51.1%	51.8%	61.7%	78.1%	70.9%
Acquisition cost ratio	9.9%	19.2%	15.4%	9.6%	17.4%	13.9%
General and administrative expense ratio	18.6%	4.4%	12.8%	16.3%	4.5%	12.2%

Combined ratio	81.4%	74.7%	80.0%	87.6%	100.0%	97.0%

Goodwill and intangible assets	$93,049	$-	$93,049	$60,726	$-	$60,726

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

At September 30, 2009	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(3)
Fixed maturities:
U.S. government and agency	$1,917,915	$22,324	$(3,773)	$1,936,466	$-
Non-U.S. government	516,781	18,078	(648)	534,211	-
Corporate debt	3,358,709	118,787	(35,571)	3,441,925	5,786
Residential MBS(1)	1,964,280	50,909	(39,880)	1,975,309	10,131
Commercial MBS	788,288	10,510	(52,254)	746,544	957
ABS(2)	407,005	7,253	(28,741)	385,517	11,748
Municipals	635,482	30,691	(3,213)	662,960	394

Total fixed maturities	$9,588,460	$258,552	$(164,080)	$9,682,932	$29,016

Equities:
Common stock	$129,055	$16,522	$(8,033)	137,544
Preferred stock	-	-	-	-

Total equities	$129,055	$16,522	$(8,033)	$137,544

At December 31, 2008	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and agency	$1,148,767	$39,474	$(908)	$1,187,333
Non-U.S. government	272,006	19,915	(12,696)	279,225
Corporate debt	2,517,059	19,640	(475,382)	2,061,317
Residential MBS(1)	2,736,811	71,523	(96,336)	2,711,998
Commercial MBS	933,315	90	(170,307)	763,098
ABS(2)	433,266	390	(52,650)	381,006
Municipals	363,770	6,479	(3,572)	366,677

Total fixed maturities	$8,404,994	$157,511	$(811,851)	$7,750,654

Equities:
Common stock	$132,935	$1,522	$(48,620)	$85,837
Preferred stock	31,395	-	(9,949)	21,446

Total equities	$164,330	$1,522	$(58,569)	$107,283

(1)	Residential mortgage-backed securities (“MBS”) include agency pass-through securities and collateralized mortgage obligations.
(2)	Asset-backed securities (“ABS”) include debt tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”).
(3)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

As at September 30, 2009	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$453,996	$562,213	5.8%
Due after one year through five years	4,083,217	4,056,136	41.9%
Due after five years through ten years	1,572,934	1,635,635	16.9%
Due after ten years	318,740	321,578	3.3%

	6,428,887	6,575,562	67.9%
Residential MBS	1,964,280	1,975,309	20.4%
Commercial MBS	788,288	746,544	7.7%
ABS	407,005	385,517	4.0%

Total	$9,588,460	$9,682,932	100.0%

As at December 31, 2008	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$416,178	$343,570	4.4%
Due after one year through five years	2,798,157	2,512,428	32.4%
Due after five years through ten years	814,175	803,331	10.4%
Due after ten years	273,092	235,223	3.0%

	4,301,602	3,894,552	50.2%
Residential MBS	2,736,811	2,711,998	35.0%
Commercial MBS	933,315	763,098	9.9%
ABS	433,266	381,006	4.9%

Total	$8,404,994	$7,750,654	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

At September 30, 2009	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agency	$-	$-	$274,502	$(3,773)	$274,502	$(3,773)
Non-U.S. government	47,755	(546)	26,660	(102)	74,415	(648)
Corporate debt	219,591	(32,069)	250,946	(3,502)	470,537	(35,571)
Residential MBS	204,830	(36,145)	102,841	(3,735)	307,671	(39,880)
Commercial MBS	414,039	(51,595)	30,325	(659)	444,364	(52,254)
ABS	68,950	(26,104)	33,195	(2,637)	102,145	(28,741)
Municipals	5,199	(869)	37,782	(2,344)	42,981	(3,213)

Total fixed maturities	$960,364	$(147,328)	$756,251	$(16,752)	$1,716,615	$(164,080)

Equities:
Common stock	$42,137	$(6,414)	$25,166	$(1,619)	67,303	(8,033)
Preferred stock	-	-	-	-	-	-

Total equities	$42,137	$(6,414)	$25,166	$(1,619)	$67,303	$(8,033)

At December 31, 2008
Fixed maturities:
U.S. government and agency	$-	$-	$84,208	$(908)	$84,208	$(908)
Non-U.S. government	-	-	162,203	(12,696)	162,203	(12,696)
Corporate debt	428,311	(329,445)	1,057,684	(145,937)	1,485,995	(475,382)
Residential MBS	75,916	(16,266)	385,527	(80,070)	461,443	(96,336)
Commercial MBS	138,132	(49,091)	611,631	(121,216)	749,763	(170,307)
ABS	59,597	(18,878)	300,585	(33,772)	360,182	(52,650)
Municipals	-	-	71,510	(3,572)	71,510	(3,572)

Total fixed maturities	$701,956	$(413,680)	$2,673,348	$(398,171)	$3,375,304	$(811,851)

Equities:
Common stock	$2,286	$(3,083)	$71,071	$(45,537)	$73,357	$(48,620)
Preferred stock	-	-	21,446	(9,949)	21,446	(9,949)

Total equities	$2,286	$(3,083)	$92,517	$(55,486)	$94,803	$(58,569)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Fixed Maturities

Of the total gross unrealized loss position at September 30, 2009, 11% (2008: 17%) was related to securities below investment grade or not rated. The gross unrealized losses on our fixed maturity portfolio at September 30, 2009, are primarily attributable to the historic wide credit spreads experienced during the credit crisis of 2008. During the first nine months of 2009, the gross unrealized losses have declined by $648 million, of which $311 million was due to impairments and the remaining $337 million was due to price appreciation caused by significant credit spread tightening.

We concluded that the above securities in an unrealized loss position were temporarily impaired based on a detailed analysis of the underlying credit, projected cash flows to be collected, and other qualitative factors. Further, at September 30, 2009, we did not intend to sell the above securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At September 30, 2009, 50 securities (2008: 149) were in an unrealized loss position and six of these securities (2008: nil) have been in a continuous unrealized loss position for 12 months or greater. Based on our OTTI quarterly review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a recovery of fair value, we concluded that the above equities in an unrealized loss position were temporarily impaired.

Credit Ratings

The following summarizes the credit ratings of fixed maturities as assigned by S&P:

At September 30, 2009	Amortized Cost	Fair Value	% of Total Fair Value
Investment grade:
AAA	$5,945,477	$5,995,458	61.9%
AA	858,536	865,282	9.0%
A	1,744,729	1,679,600	17.3%
BBB	875,666	1,012,366	10.5%

	9,424,408	9,552,706	98.7%
Non-investment grade:
Below BBB	164,052	130,226	1.3%

Total	$9,588,460	$9,682,932	100.0%

As at December 31, 2008
Investment grade:
AAA	$5,857,026	$5,692,296	73.3%
AA	521,697	491,185	6.3%
A	1,076,980	944,841	12.3%
BBB	912,340	601,196	7.8%

	8,368,043	7,729,518	99.7%
Non-investment grade:
Below BBB	36,951	21,136	0.3%

Total	$8,404,994	$7,750,654	100.0%

Note: In the absence of an S&P rating, we used the lower rating established by Moody’s or Fitch.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

b)	Other Investments

The table below shows our portfolio of other investments reported at fair value:

	September 30, 2009		December 31, 2008

Hedge funds	$321,820	59.4%	$251,787	51.2%
Credit funds	104,029	19.2%	101,094	21.0%
CLO - equity tranches	66,953	12.4%	97,661	19.8%
Short duration high yield fund	48,645	9.0%	41,540	8.0%

Total other investments	$541,447	100.0%	$492,082	100.0%

c)	Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed maturities	$98,337	$107,853	$290,935	$319,050
Other investments	38,646	(66,395)	57,384	(82,925)
Cash and cash equivalents	1,052	11,713	5,940	37,138
Equities	689	1,201	2,452	6,420
Short-term investments	81	424	524	3,118

Gross investment income	138,805	54,796	357,235	282,801
Investment expenses	(4,017)	(4,213)	(10,935)	(9,552)

Net investment income	$134,788	$50,583	$346,300	$273,249

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

d)	Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment losses:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Gross realized gains	$51,610	$36,897	$136,191	$111,833
Gross realized losses	(23,880)	(77,001)	(122,487)	(98,208)
Net OTTI recognized in earnings	(279,338)	(49,663)	(330,691)	(65,804)

Net realized losses on fixed maturities and equities	(251,608)	(89,767)	(316,987)	(52,179)
Change in fair value of:
Derivative instruments(1)	(21,495)	4,679	(27,133)	4,328
Hedged investments(1)	19,738	(3,991)	26,480	(3,991)

Net realized investment losses	$(253,365)	$(89,079)	$(317,640)	$(51,842)

(1)	Refer to Note 6 – Derivative Instruments

The following table summarizes the net OTTI recognized in earnings by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed maturities:
Corporate debt	$263,496	$40,239	$276,522	$52,676
Residential MBS	4,733	-	12,679	-
Commerical MBS	-	-	10,843	-
ABS	675	3,943	10,658	7,647

	268,904	44,182	310,702	60,323
Equities	10,434	5,481	19,989	5,481

Total OTTI recognized in earnings	$279,338	$49,663	$330,691	$65,804

Fixed maturities

As disclosed in Note 2, on April 1, 2009, we adopted a new accounting standard which amended the previous OTTI recognition model for fixed maturities. For securities we intended to sell in the near term, we impaired $3 million of residential MBS during the three months ended September 30, 2009. For the nine months ended September 30, 2009, we impaired $2 million of corporate debt, $7 million of residential MBS and $11 million of commercial MBS that we intended to sell.

For the remaining impaired fixed maturities, we have recorded only their credit losses in earnings rather than the entire difference between the fair value and the amortized cost of fixed maturities. Because the new accounting standard does not allow for retrospective application, the OTTI amounts reported in the above table for the three and nine months ended September 30, 2009, are not measured on the same basis as prior period amounts and accordingly these amounts are not comparable. Furthermore, the net OTTI recognized in earnings for the first quarter of 2009 includes $26 million of OTTI charges calculated prior to adoption of the new standard.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

Three months ended September 30, 2009
Beginning balance at June 30, 2009	$37,229
Credit losses remaining in retained earnings related to adoption of accounting standard (see Note 1)	-
Credit loss impairments previously recognized in AOCI on securities which were sold during the period	(10,585)
Credit loss impairment recognized on securities not previously impaired	265,257
Additional credit loss impairments recognized on securities previously impaired	677
Increases due to passage of time on previously recorded credit losses	670

Ending balance at September 30, 2009	$293,248

Nine months ended September 30, 2009
Beginning balance at April 1, 2009	$-
Credit losses remaining in retained earnings related to adoption of accounting standard (see Note 1)	45,347
Credit loss impairments previously recognized in AOCI on securities which were sold during the period	(21,403)
Credit loss impairment recognized on securities not previously impaired	267,770
Additional credit loss impairments recognized on securities previously impaired	864
Increases due to passage of time on previously recorded credit losses	670

Ending balance at September 30, 2009	$293,248

The credit losses remaining in retained earnings upon adoption of the new accounting standard were $33 million of corporate debt securities, $7 million of ABS, $4 million of residential MBS and $1 million of commercial MBS. Corporate debts included $20 million of credit losses related to the bankruptcy of Lehman Brothers.

Credit losses are calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment. The significant inputs and the methodology used to estimate the credit losses for which a portion of the OTTI was recognized in AOCI were as follows:

Corporate Debt:

Our projected cash flows for corporate debt securities are primarily driven by our assumptions regarding the probability of default and the timing and amount of recoveries associated with defaults. Our default and recovery rate assumptions are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. Additionally, for medium-term notes (‘MTNs’), our projected cash flows include significant inputs such as future credit spreads and use of leverage over the expected duration of each MTN.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

During the three months ended September 30, 2009, we recognized $263 million of credit losses on the MTNs as there was considerable uncertainty regarding full recoverability. In response to the credit crisis, the MTNs managers reduced their leverage levels which in turn lowered the credit duration of the MTNs. As credit markets recovered and credit spreads tightened in recent months, price appreciation was not as pronounced as the depreciation during 2008 due to the lower credit duration of the MTNs. In recent months, credit spreads have tightened much quicker than anticipated which has hindered the ability of the MTN managers to reinvest the underlying cash flows at wider credit spreads. Consequently, based on updated cash flow projections, we do not believe that we will fully recover par on these MTNs and therefore we have recorded credit losses on these securities. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned.

During the three and nine months ended September 30, 2009, we sold corporate debt securities that were previously impaired, resulting in a decrease in credit loss impairments of $9 million and $19 million, respectively, in the above table.

Residential MBS and Commercial MBS:

We utilized models to determine the estimated credit losses for structured debt securities. To project expected cash flows to be collected, we utilized underlying data from widely accepted third-party data sources as well as the following significant assumptions: expected defaults, delinquencies, recoveries, foreclosure costs, and prepayments. These assumptions require significant management judgment and vary for each structured security based on the underlying property type, vintage, loan to collateral value ratio, geographic concentration, and current level of subordination. For each structured debt security with a significant unrealized loss position we have also corroborated our principal loss estimate with the independent investment manager’s principal loss estimate.

During the three and nine months ended September 30, 2009, we have recorded credit losses of $2 million and $6 million respectively, on residential MBS. Based on our projected cash flows, we do not anticipate credit losses for our commercial MBS.

ABS:

The majority of the unrealized losses on ABS at September 30, 2009 were related to CLO debt tranched securities. We utilized the same internal model as for CLO equity tranched securities (see Note 4 – Fair Value Measurements) to project estimated cash flows to be collected on the various CLO debt tranched securities. The significant inputs used in the model include default and recovery rates and collateral spreads. Our assumptions on default and recovery rates are established based on an assessment of actual experience to date for each CLO debt tranche and review of recent credit rating agencies’ default and recovery forecasts. Based on projected cash flows at September 30, 2009, we do not anticipate credit losses on the CLO debt tranched securities.

Equities

During the three and nine months ended September 30, 2009, we recorded an OTTI charge of $10 million (2008: $5 million) and $20 million (2008: $5 million), respectively, on equities primarily due to the severity and duration of their impairments. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned.

e)	Securities Lending

At September 30, 2009, we had $135 million (2008: $406 million) in securities on loan and we continue to wind down this lending program to reduce our counterparty credit risk.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Fair value is defined as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. We use a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:

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

The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This may lead us to change the selection of our valuation technique (from market to cash flow approach) or may cause us to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance could cause an instrument to be reclassified between levels.

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

Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers or use an internal model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3 and consisted primarily of CLO debt tranched securities, private corporate debt securities and certain residential MBS at September 30, 2009.

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

The hedge and credit funds are classified within Level 3 as we estimate their respective fair values using net asset values as advised by external fund manager or third party administrators. Certain of these funds have lock-up and other redemption provisions which limit our ability to liquidate these funds in the short term. However, we believe a market participant would not adjust the reported net asset value for these contractual provisions, and accordingly, we do not apply a discount factor to the reported net asset value. This position is consistent with the recently issued guidance to be adopted next quarter (see Note 1- Basis of Presentation and Accounting Policies).

We estimate the fair value for our CLO – equity tranched securities (“CLO – Equities”) based on an internal valuation model due to the lack of observable, relevant trade in the secondary markets. The model includes the following significant unobservable inputs: default and recovery rates and collateral spreads. Accordingly, we classified CLO – Equities within Level 3. During the three month ended September 30, 2009, we have not adjusted the revised assumptions made during the second quarter of 2009 as there was no significant new trend in the underlying cash flows of the CLO- Equities. During the second quarter of 2009, we increased the default rate assumptions and decreased the related recovery rate assumptions for certain CLO – Equities due to an increase in actual defaults and lower recoveries in the first six months of 2009. The adjustment to these significant assumptions was based on our assessment of actual experience on the underlying collateral for our CLO – Equities as well as a review of recent credit rating agencies’ forecasted default and recovery rates for U.S. corporate speculative-grade securities. The valuation of these CLO – Equities requires significant management judgment.

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

During the current quarter, we have observed that the actual mortality experience for the above life settlements portfolio continued to lag from our expectations. Because of the persistency of this lag over two years, we now believe there is statistical credibility that should be attached to the actual experience thusfar in the portfolio. The combination of this lag in mortality experience and life settlements market data indicating increased life expectancy in a much larger sample of lives led us to reflect an increase in life expectancy throughout the underlying pool of lives in our valuation model. Accordingly, this resulted in an increase of $136 million in the fair value liability with a corresponding charge to earnings during the third quarter of 2009. The projected indemnity payment in 2017 reflects nearly a full loss under this contract. Due to the use of significant unobservable inputs based on management judgment, we classified this contract within Level 3.

The tables below present the financial instruments measured at fair value on a recurring basis.

At September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets
Fixed maturities
U.S. government and agency	$1,002,752	$933,714	$-	$1,936,466
Non-U.S. government	-	$534,211	-	534,211
Corporate debt	-	3,425,663	16,262	3,441,925
Residential MBS	-	1,960,864	14,445	1,975,309
Commercial MBS	-	737,037	9,507	746,544
ABS	-	306,822	78,695	385,517
Municipals	-	658,492	4,468	662,960

	1,002,752	8,556,803	123,377	9,682,932
Equity securities	137,544	-	-	137,544
Other investments	-	48,645	492,802	541,447
Other assets (see Note 6)	-	4,728	-	4,728

Total	$1,140,296	$8,610,176	$616,179	$10,366,651

Liabilities
Other liabilities (see Note 6)	$-	$220	$228,405	$228,625

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

At December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets
Fixed maturities
U.S. government and agency	$647,139	$540,194	$-	$1,187,333
Non-U.S. government	-	279,225	-	279,225
Corporate debt	-	2,061,317	-	2,061,317
Residential MBS	-	2,711,998	-	2,711,998
Commercial MBS	-	763,098	-	763,098
ABS	-	381,006	-	381,006
Municipals	-	366,677	-	366,677

	647,139	7,103,515	-	7,750,654
Equity securities	107,283	-	-	107,283
Other investments	-	41,540	450,542	492,082
Other assets (see Note 6)	-	5,005	-	5,005

Total	$754,422	$7,150,060	$450,542	$8,355,024

Liabilities
Other liabilities (see Note 6)	$-	$29,044	$62,597	$91,641

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

Three months ended September 30, 2009	Balance at beginning of period	Total net realized and unrealized gains / losses included in net income (1)	Change in net unrealized gains / losses included in other comprehensive income	Net purchases, sales, and distributions	Net transfers in (out) of Level 3	Balance at end of period	Unrealized gains / losses for Level 3 Assets/ Liabilities held at the reporting date

Assets
Fixed maturities
U.S. government and agency	$-	$-	$-	$-	$-	$-	$-
Non-U.S. government	-	-	-	-	-	-	-
Corporate debt	16,923	-	(986)	(111)	436	16,262	(5,689)
Residential MBS	20,692	-	502	808	(7,557)	14,445	(940)
Commercial MBS	-	-	(83)	-	9,590	9,507	(363)
ABS	48,343	-	717	5,013	24,622	78,695	(21,491)
Municipals	-	-	21	-	4,447	4,468	259

	85,958	-	171	5,710	31,538	123,377	(28,224)

Other investments	493,767	34,345	-	(35,310)	-	492,802	(152,316)

Liabilities
Other liabilities	$87,597	$136,000	$-	$4,808	$-	$228,405	$(202,444)

(1)	Losses on fixed maturities are included in net realized investment (losses) gains. Gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related (loss) income.

Three months ended September 30, 2008	Balance at beginning of period	Total net realized and unrealized gains / losses included in net income (1)	Change in net unrealized gains / losses included in other comprehensive income	Net purchases, sales, and distributions	Net transfers in (out) of Level 3	Balance at end of period	Unrealized gains / losses for Level 3 Assets/ Liabilities held at the reporting date

Assets
Other investments	$677,689	$(68,011)	$-	$(19,211)	$-	$590,467	$(58,417)

Liabilities
Other liabilities	$23,790	$14,000	$-	$4,807	$-	$42,597	$(21,444)

(1)	Losses on fixed maturities are included in net realized investment (losses) gains. Gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related (loss) income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

Nine months ended September 30, 2009	Balance at beginning of period	Total net realized and unrealized gains / losses included in net income (1)	Change in net unrealized gains / losses included in other comprehensive income	Net purchases, sales, and distributions	Net transfers in (out) of Level 3	Balance at end of period	Unrealized gains / losses for Level 3 Assets/ Liabilities held at the reporting date

Assets
Fixed maturities
U.S. government and agency	$-	$-	$-	$-	$-	$-	$-
Non-U.S. government	-	-	-	-	-	-	-
Corporate debt	-	-	(3,077)	(140)	19,479	16,262	(5,689)
Residential MBS	-	-	6,422	(7,918)	15,941	14,445	(940)
Commercial MBS	-	-	(7)	-	9,514	9,507	(363)
ABS	-	(373)	4,956	4,616	69,496	78,695	(21,491)
Municipals	-	-	21	-	4,447	4,468	259
	-	(373)	8,315	(3,442)	118,877	123,377	(28,224)

Other investments	450,542	56,217	-	(13,957)	-	492,802	(152,316)

Liabilities
Other liabilities	$62,597	$161,000	$-	$4,808	$-	228,405	$(202,444)

(1)	Losses on fixed maturities are included in net realized investment (losses) gains. Gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related (loss) income.

Nine months ended September 30, 2008	Balance at beginning of period	Total net realized and unrealized gains / losses included in net income (1)	Change in net unrealized gains / losses included in other comprehensive income	Net purchases, sales, and distributions	Net transfers in (out) of Level 3	Balance at end of period	Unrealized gains / losses for Level 3 Assets/ Liabilities held at the reporting date

Assets
Other investments	$592,593	$(97,775)	$-	$95,649	$-	$590,467	$(58,417)

Liabilities
Other liabilities	$16,346	$21,444	$-	$4,807	$-	$42,597	$(21,444)

(1)	Losses on fixed maturities are included in net realized investment (losses) gains. Gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related (loss) income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Net Transfers in (out) of Level 3 Securities

During the three and nine months ended September 30, 2009, we reclassified $32 million and $119 million, respectively, of fixed maturities from Level 2 to Level 3. The reclassifications were primarily related to residential mortgage-backed securities, private corporate debt securities and debt tranches of collateralized loan obligations. The reclassifications were due to a reduction in the volume of recently executed transactions and market quotations for these securities, or a lack of available broker quotes such that unobservable inputs had to be utilized for the valuation of these securities. Transfers into the Level 3 balance reflect the fair value of the securities at the beginning of the period and the transfers out of Level 3 reflect the fair value at the end of the period.

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at September 30, 2009, and December 31, 2008, are equal to fair value with the exception of senior notes. Senior notes are recorded at amortized cost with a carrying value of $499 million (2008: $499 million) and a fair value of $504 million (2008: $415 million) at September 30, 2009.

5.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Nine months ended September 30,	2009	2008
Gross unpaid losses and loss expenses at beginning of period	$6,244,783	$5,587,311
Less reinsurance recoverable balances at beginning of period	(1,378,630)	(1,356,893)

Net losses and loss expense reserves at beginning of period	4,866,153	4,230,418

Net incurred losses related to:
Current year	1,380,535	1,690,055
Prior years	(303,175)	(251,126)

	1,077,360	1,438,929

Net paid losses related to:
Current year	(151,568)	(176,793)
Prior years	(706,295)	(482,469)

	(857,863)	(659,262)

Foreign exchange loss (gain)	87,815	(77,052)

Net losses and loss expense reserves at end of period	5,173,465	4,933,033
Reinsurance recoverable balances at end of period	1,406,449	1,473,171

Gross unpaid losses and loss expenses at end of period	$6,579,914	$6,406,204

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Net losses and loss expenses incurred include net favorable prior period reserve development of $303 million and $251 million for the nine months ended September 30, 2009 and 2008, respectively. Prior period reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years. The following table summarizes net favorable reserve development by segment:

Nine months ended September 30,	2009	2008
Insurance	$138,167	$142,294
Reinsurance	165,008	108,832

Total	$303,175	$251,126

Insurance Segment:

For the first nine months of 2009, we experienced $138 million of net favorable reserve development, the principal components of which were as follows:

•

$76 million of net favorable prior period reserve development on property ($44 million), marine ($28 million) and aviation ($4 million) lines of business. This development was generated from accident years 2008 ($49 million), 2007 ($10 million) and 2006 ($17 million), and reflects the recognition of better than expected loss emergence.

•

$15 million of net favorable reserve development on liability lines of business generated across accident years 2004-2008 and driven primarily by the incorporation of more of our own actual experience with respect to reinsurance recoveries on our Excess & Surplus (“E&S”) umbrella lines.

•

$42 million of net favorable prior period reserve development on professional lines business. This was driven by net favorable development on accident year 2007 and prior, reflecting the incorporation of more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks. This was partially offset by net adverse development on accident year 2008 professional lines business ($44 million), primarily reflecting higher than expected loss activity on our financial institutions business as a result of the economic downturn and credit crisis.

For the first nine months of 2008 we experienced net favorable prior period reserve development of $142 million. This included $65 million of favorable development from credit and political risk line of business, with the balance predominately from our accident years 2006 and 2007 property, marine and aviation lines of business.

Reinsurance Segment:

For the first nine months of 2009, we experienced $165 million of net favorable reserve development, the principal components of which were as follows:

•

$112 million of net favorable prior period reserve development on property ($57 million) and catastrophe ($55 million) lines of business. This development was generated from accident years 2008 ($69 million), 2007 ($32 million) and prior ($11 million), and reflects the recognition of better than expected loss emergence.

•	$13 million of net favorable development on accident year 2008 crop reserves reflecting limited reported losses relative to our expectations.

•

$51 million of net favorable prior period reserve development on professional lines reinsurance business, predominately generated from accident year 2005 and 2004, reflecting the incorporation of more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

•

$22 million of net adverse development on trade credit and bond reinsurance lines of business. This was driven by adverse development of $43 million on accident year 2008, reflecting updated loss information received from our cedants this year, partially offset by favorable development on earlier accident years.

•	$4 million of net favorable development on motor non-proportional business, primarily relating to better than expected loss experience on our accident year 2007 U.K. business.

For the first nine months of 2008 we experienced net favorable reserve development of $109 million, the majority of which was generated from accident year 2006 and 2007 property and catastrophe lines of business in recognition of lower than expected claims experience. Favorable development in this period also included reserve reductions of approximately $21 million on certain specific accident year 2005 property and catastrophe claims.

6.	DERIVATIVE INSTRUMENTS

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at September 30, 2009:

	Notional Amount	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts	$680,614	Other assets	$4,728	Other liabilities	$-

Derivatives not designated as hedging instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	$8,061		$-		$220
Relating to underwriting portfolio:
Longevity risk derivative	$400,000		-		228,405

		Other assets	$-	Other liabilities	$228,625

Total derivatives			$4,728		$228,625

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2008:

	Notional Amount	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts	$469,515	Other assets	$-	Other liabilities	$25,843

Derivatives not designated as hedging instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	$27,293		$262		$-
Relating to underwriting portfolio:
Longevity risk derivative	$400,000		-		62,597
Currency collar options
Put options - Long	$83,832		4,841		-
Call options - Short	$41,916		(98)		-
Foreign exchange contracts	$41,916		-		3,156
Catastrophe-related risk	$50,000		-		45

		Other assets	$5,005	Other liabilities	$65,798

Total derivatives			$5,005		$91,641

For the fair value hierarchy level, refer to Note 4 – Fair Value Measurements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table provides the total unrealized and realized losses recorded in earnings for the three and nine months ended September 30, 2009 and 2008.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three months ended		Nine months ended
		2009	2008	2009	2008
Derivatives in FAS 133 Fair Value Hedging Relationships
Foreign exchange contracts	Net realized investment gains (losses)	$(21,154)	$2,803	$(27,801)	$2,803

Derivatives Not Designated as Hedging Instruments under FAS 133
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains (losses)	$(341)	$1,540	$668	$1,112
Mortgage derivatives	Net realized investment gains	-	336	-	413
Relating to underwriting portfolio:
Longevity risk derivative	Other insurance related losses	(136,000)	(14,000)	(161,000)	(21,444)
Currency collar options:
Put options - Long	Foreign exchange gains (losses)	-	5,593	2,331	637
Call options - Short	Foreign exchange gains (losses)	-	1,714	97	2,387
Foreign exchange contracts	Foreign exchange gains (losses)	(6,538)	-	(10,429)	-
Catastrophe-related risk	Other insurance related income (loss)	-	(345)	45	(210)

Total		$(142,879)	$(5,162)	$(168,288)	$(17,105)

Derivative Instruments Designated as a Fair Value Hedge

The hedging relationship foreign currency contracts were entered into to mitigate the foreign currency exposure of two available for sale (“AFS”) fixed maturity portfolios and short term investments denominated in Euros. The hedges were designated and qualified as a fair value hedge. The net impact of the hedges is recognized in net realized investment losses.

The following table provides the net earnings impact of the fair value hedges:

	Three months ended		Nine months ended
	2009	2008	2009	2008
Foreign exchange contracts	$(21,154)	$2,803	$(27,801)	$2,803
Hedged investment portfolio	19,738	(3,991)	$26,480	(3,991)

Hedge ineffectiveness recognized in earnings	$(1,416)	$(1,188)	$(1,321)	$(1,188)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

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

Mortgage derivatives are commonly referred as to-be-announced mortgage-backed securities and are accounted for as derivatives. As part of our investment strategy, we may from time to time invest in mortgage derivatives.

b) Relating to underwriting portfolio

Longevity risk

In September 2007, we issued a policy which indemnifies a third party in the event of a non-payment of a $400 million asset-backed note (“Note”). This security has a 10 year term with the full principal amount due at maturity and is collateralized by a portfolio of life settlement contracts and cash held by a special purpose entity (“SPE”). We have concluded that the indemnity contract was a derivative instrument and accordingly we have recorded it at its fair value (see Note 4 – Derivative Instruments).

Through the issuance of our indemnity contract, we hold a significant implicit variable interest in the SPE and have concluded that the Company is not its primary beneficiary. To make this determination, we identified all significant creators of volatility generated from the SPE, which are longevity and interest rate risks, and the variable interests of the SPE. We absorbed the downside longevity risk up to an aggregate limit of $400 million; whereas, the insured party absorbed the tail end of the longevity downside risk and the upside risk as well as the majority of the downside and upside of the interest rate risk. In accordance with accounting standards for the consolidation of variable interest entities, we calculated the expected losses and expected residual returns using cash flow scenario modeling to determine which party absorbed the majority of the expected losses. Based on these quantitative analyses and other qualitative factors, we concluded that the insured party was the primary beneficiary. The determination of the primary beneficiary required significant management judgment.

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

Catastrophe-related risk

During 2006, we entered into a $100 million Total Return Swap Facility (the “Facility”) with a financial institution for the purpose of accessing and isolating natural peril exposures embedded in capital market instruments. We utilized half of the Facility to enter into a $50 million catastrophe-related total return swap transaction to assume losses from qualifying earthquake events. As a result of this swap, the Facility was collateralized by a lien over a portfolio of the Company’s investment grade securities. During 2009, we earned payments on the swap, net of the Facility fee, which are included in other insurance related income. The catastrophe-related total return swap expired with no loss and the Facility terminated during the quarter.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	STOCK-BASED COMPENSATION

Prior to 2009, restricted stock or restricted stock units (“RSUs”) awards were generally subject to a three year cliff vesting period after the date of grant or upon the employee’s retirement eligibility, death, permanent disability or a qualifying change in control of the Company, if earlier. The restricted stock and RSUs granted in 2009 are subject to a vesting period of four years with 25% of the award to be vested annually and has the same accelerated vesting provisions as noted above, excluding the vesting on the employee’s retirement eligibility.

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock and RSUs for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock - January 1, 2009	5,163	$34.66
Granted	1,267	26.36
Vested	(1,595)	32.35
Forfeited	(80)	35.27

Nonvested restricted stock - September 30, 2009	4,755	$33.27

At September 30, 2009, we had 4,755 nonvested restricted stock outstanding, including 167 RSUs. For the three months ended September 30, 2009 and 2008, we incurred share-based compensation costs of $12 million and $18 million, respectively, and recorded tax benefits thereon of $1 million and $2 million. For the nine months ended September 30, 2009 and 2008, we incurred share-based compensation costs of $38 million and $47 million, respectively, and recorded tax benefits thereon of $5 million and $6 million. The total grant-date fair value of shares vested during the three months ended September 30, 2009 and 2008 were negligible. The total grant-date fair value of shares vested during the nine months ended September 30, 2009 and 2008 were $52 million and $23 million, respectively.

At September 30, 2009 and December 31, 2008, there was $76 million and $84 million, respectively, of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.5 years and 2.4 years, respectively.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2009	2008	2009	2008
Basic earnings per common share
Net income (loss) available to common shareholders	$(95,892)	$(249,346)	$178,948	$219,643

Weighted average common shares outstanding	137,904	139,335	137,693	141,628

Basic earnings per common share	$(0.70)	$(1.79)	$1.30	$1.55

Diluted earnings per common share
Net income (loss) available to common shareholders	$(95,892)	$(249,346)	$178,948	$219,643

Weighted average common shares outstanding	137,904	139,335	137,693	141,628
Share equivalents:
Warrants	-	-	10,328	12,600
Restricted stock	-	-	1,529	1,591
Options	-	-	695	1,496
Restricted stock units	-	-	13	-

Weighted average common shares outstanding - diluted	137,904	139,335	150,258	157,315

Diluted earnings per common share	$(0.70)	$(1.79)	$1.19	$1.40

For the nine months ended September 30, 2009, there were 1,008,487 (2008: 818,711) restricted shares, 1,262,945 (2008: nil) options and 54,667 (2008: nil) restricted stock units, which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive.

Due to the net loss incurred in the three months ended September 30, 2009 and 2008, all the share equivalents were anti-dilutive.

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

b)	Dividends for Common Shares and Preferred Shares

On September 18, 2009 the Board of Directors declared a dividend of $0.20 per common share to shareholders of record at September 30, 2009, which was payable on October 15, 2009. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend was payable on October 15, 2009, to shareholders of record at the close of business on September 30, 2009 and the Series B Preferred Share dividend is payable on December 1, 2009, to shareholders of record at the close of business on November 13, 2009.

c)	Reinsurance Purchase Commitment

We purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at September 30, 2009, we have an outstanding reinsurance purchase commitment of $94 million.

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

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Return on average common equity (“ROACE”): ROACE represents the level of net income available to common shareholders generated from the average of the opening and closing common shareholders’ equity during the period. Our objective is to generate superior returns on capital that appropriately reward common shareholders for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. Although we recognize that the underwriting cycle is such that short-term excess profitability may be difficult to achieve, our current objective is to achieve an average ROACE of 15% or greater over the underwriting cycles.

ROACE was (8.2%) and 5.4% for the three and nine months ended September 30, 2009, respectively, compared to (22.5%) and 6.7% for the same periods in 2008. The return for the current quarter was impacted by net realized investment losses of $253 million and an increase in the fair value liability of an insurance derivative contract of $136 million. The results otherwise benefited from low catastrophe activity and higher net investment income relative to the prior year quarter. The return in the third quarter of 2008 was impacted by, among other things, losses incurred on Hurricanes Ike and Gustav of $386 million (net of related earned reinstatement premium) and net realized investment losses of $89 million. For further analysis, refer to the ‘Results of Operations Overview’, below.

Diluted book value per common share: Diluted book value per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, using the treasury stock method. We consider diluted book value per common share an appropriate measure of the return to common shareholders, as we believe growth in book value on a diluted basis ultimately translates into growth in stock price.

Diluted book value per common share increased 22.5% from $25.79 at December 31, 2008 to $31.58 at September 30, 2009. The increase was primarily due to a decrease in unrealized losses on our investment portfolio of $793 million together with net income available to common shareholders in the first nine months of 2009 of $179 million. During the year we recorded other than temporary impairments (“OTTI”) charges on our investment portfolio of $331 million, which reduced net income available to common shareholders but also contributed to the above reduction in the net unrealized loss position.

Cash dividends per common share: Dividend policy is an integral part of the value we create for shareholders. The quarterly cash dividend was $0.20 per common share in the first three quarters of 2009 compared to $0.185 in the first three quarters of 2008. The Board of Directors reviews dividend policy on a regular basis and in December 2008, they authorized an 8% increase in quarterly dividend.

RESULTS OF OPERATIONS OVERVIEW

The table below breaks net income into three components: underwriting income, investment income and net realized gains/losses, and other revenues and expenses. Underwriting income on a segment basis is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenue and net losses and loss expenses, acquisition costs and underwriting related general and administrative costs as expenses.

Underwriting income is the difference between these revenue and expense items. Our investment portfolio is managed on a total return basis and we have therefore reviewed investment income and net realized gains/losses together. Other revenues and expenses represent corporate expenses, foreign exchange gains/losses, interest expense and income tax expense.

	Three months ended September 30,			Nine months ended September 30,
	2009	% Change	2008	2009	% Change	2008
Underwriting income (loss):
Insurance	$(53,787)	(144%)	$(22,081)	$(1,748)	nm	$90,643
Reinsurance	125,138	nm	(164,346)	310,866	nm	523
Net investment income and net realized gains/losses	(118,577)	(208%)	(38,496)	28,660	(87%)	221,407
Other revenues and expenses	(39,448)	(159%)	(15,205)	(131,174)	(101%)	(65,274)

Net income (loss)	(86,674)	64%	(240,128)	206,604	(16%)	247,299
Preferred share dividends	(9,218)	-	(9,218)	(27,656)	-	(27,656)

Net income (loss) available to common shareholders	$(95,892)	(62%)	$(249,346)	$178,948	(19%)	$219,643

nm – not meaningful

Underwriting Results

Total underwriting income for the three and nine months ended September 30, 2009 was $71 million and $309 million, respectively, compared to an underwriting loss of $186 million and underwriting income of $91 million in the respective periods of 2008.

Underwriting income in our insurance segment for the three and nine months ended September 30, 2009 decreased $32 million and $92 million, respectively over the same periods of 2008. These decreases were driven by an increase in the fair value liability of an insurance derivative contract of $136 million for the quarter and $161 million for the year to date. In addition, our insurance segment was impacted by higher current accident year loss activity on its credit and political risk business this year. Underwriting results for the quarter did however benefit from a lower level of catastrophe activity relative to the prior year quarter, which included losses incurred on Hurricanes Ike and Gustav of $115 million. Our insurance segment also experienced a lower frequency and severity of property losses over the year to date.

Underwriting income in our reinsurance segment for the three and nine months ended September 30, 2009 increased $289 million and $310 million, respectively over the same periods of 2008. These increases were driven by a lower level of catastrophe losses relative to the prior year, which included losses incurred on Hurricanes Ike and Gustav of $271 million, net of related earned reinstatement premium. The increase in underwriting income for the quarter and year to date also reflects additional net favorable prior period reserve development versus the prior year periods of $32 million and $56 million, respectively. These factors were partially offset by increased loss activity on trade credit and bond reinsurance business this year.

For further discussion of underwriting results refer to the ‘Underwriting Results’ sections below.

Investment Results

Total net investment income and net realized investment gains/losses for the three and nine months ended September 30, 2009, decreased $80 million and $193 million, respectively, compared to the same periods in 2008. The reduction in the quarter was driven by an increase in net realized investment losses ($164 million) and lower investment income on fixed maturities and cash and cash equivalents ($20 million), partially offset by higher income from other investments ($105 million). The increase in net realized investment losses this quarter was driven by OTTI charges from medium-term notes (“MTNs”) in the fixed maturity portfolio.

For the nine months ended September 30, 2009, the reduction in income primarily reflects an increase in net realized investment losses ($266 million), lower investment income on fixed maturities and cash and cash equivalents ($59 million), partially offset by increased income from other investments ($140 million).

For further discussion and analysis of investment results, refer to the ‘Investment Income’ section below.

Other Revenues and Expenses

Other revenues and expenses were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2009	% Change	2008	2009	% Change	2008
Corporate expenses	$17,605	12%	$19,995	$51,941	(1%)	$51,291
Foreign exchange losses (gains)	6,784	nm	(7,627)	30,579	nm	(21,360)
Interest expense	7,977	-	7,941	23,869	-	23,789
Income tax expense (benefit)	7,082	nm	(5,104)	24,785	(115%)	11,554

Total	$39,448	(159%)	$15,205	$131,174	(101%)	$65,274

nm – not meaningful

Corporate expenses: Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.5% for the three and nine months ended September 30, 2009, compared to 2.9% and 2.5% for the same periods in 2008.

Foreign exchange gains/losses: Some of our business is written in currencies other than U.S. dollars. The foreign exchange loss for the third quarter of 2009 was principally due to the remeasurement of net liability balances denominated in Euro, following its appreciation against the U.S. dollar during the period. In comparison, the Euro depreciated against the U.S. dollar during the third quarter of 2008 driving the foreign exchange gain in this period.

Income tax expense: Income tax is generated primarily through our operations in the U.S. and Europe. The effective tax rate, which is calculated as income tax expense/benefit divided by income (loss) before income tax, was (8.9%) and 10.7% for the three and nine months ended September 30, 2009, compared to 2.1% and 4.5% in the same periods of 2008. The effective tax rate may vary between periods depending on the distribution of net income or losses among our various taxable jurisdictions.

In the current quarter, our U.S. subsidiaries generated net income, while our Bermuda and European subsidiaries recorded net losses, which resulted in an overall tax expense for the quarter. Significant to the third quarter of 2008 was the establishment of a full valuation allowance against net deferred tax assets arising from U.S. realized capital losses and investment impairments arising during the quarter. Apart from this specific item, both our U.S. and European subsidiaries reported taxable losses as a result of large loss activity in the third quarter of 2008. The increase in our effective tax rate over the year to date was primarily due to an increase in the portion of total income generated by our U.S. subsidiaries in 2009 versus 2008.

UNDERWRITING RESULTS – GROUP

The following table provides group underwriting results for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
	2009	% Change	2008	2009	% Change	2008
Revenues:
Gross premiums written	$775,314	7%	$725,283	$3,013,450	5%	$2,863,633
Net premiums written	595,144	8%	551,416	2,458,458	6%	2,327,407
Net premiums earned	706,025	2%	689,970	2,078,154	2%	2,028,895
Other insurance related loss	(135,738)	nm	(13,806)	(159,394)	nm	(19,073)
Expenses:
Current year net losses and loss expenses	(433,208)		(781,802)	(1,380,535)		(1,690,055)
Prior period reserve development	122,099		76,271	303,175		251,126
Acquisition costs	(113,423)		(90,333)	(318,708)		(282,593)
General and administrative expenses	(74,404)		(66,727)	(213,574)		(197,134)

Underwriting income (loss) (1)	$71,351	nm	$(186,427)	$309,118	239%	$91,166

nm – not meaningful

(1)	Refer to Item 1, Note 2 - Segment Information to the Consolidated Financial Statements, for a reconciliation of underwriting income to net income available to common shareholders for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written: Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2009	Change	2008	2009	Change	2008
Insurance	$413,922	3%	$402,672	$1,304,844	(6%)	$1,392,993
Reinsurance	361,392	12%	322,611	1,708,606	16%	1,470,640

Total	$775,314	7%	$725,283	$3,013,450	5%	$2,863,633

% ceded
Insurance	42%	-	42%	41%	4%	37%
Reinsurance	2%	-	2%	1%	-	1%
Total	23%	(1%)	24%	18%	(1%)	19%

	Net Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2009	Change	2008	2009	Change	2008
Insurance	$239,781	2%	$235,666	$764,932	(12%)	$872,909
Reinsurance	355,363	13%	315,750	1,693,526	16%	1,454,498

Total	$595,144	8%	$551,416	$2,458,458	6%	$2,327,407

The growth in consolidated gross premium written in the quarter and year to date was primarily driven by rate increases and growth opportunities within several reinsurance lines of business. In our insurance segment, market conditions have generally improved this year and the segment also benefited from growth opportunities within professional lines business. However, gross premiums written in 2009 were reduced by limited underwriting opportunities for credit and political risk business, as well as our decision to reduce peak zone catastrophe exposures, which particularly impacted our property related lines in the first half of this year.

Premiums Earned: Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2009		2008		% Change	2009		2008		% Change
Insurance	$278,637	39%	$293,572	43%	(5%)	$853,235	41%	$890,558	44%	(4%)
Reinsurance	427,388	61%	396,398	57%	8%	1,224,919	59%	1,138,337	56%	8%

Total	$706,025	100%	$689,970	100%	2%	$2,078,154	100%	$2,028,895	100%	2%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns. Overall, consolidated net premiums earned in 2009 benefited from growth of the reinsurance segment this year, as discussed above. Net premiums earned in the insurance segment decreased during 2009, driven by exposure reductions over the last year.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended September 30,						Nine months ended September 30,
	2009		Point Change		2008		2009		Point Change		2008
Current year	61.4%		(51.9%	)	113.3%		66.4%		(16.9%	)	83.3%
Prior period reserve development	(17.3%	)	(6.3%	)	(11.0%	)	(14.6%	)	(2.2%	)	(12.4%	)
Acquisition cost ratio	16.1%		3.0%		13.1%		15.4%		1.5%		13.9%
General and administrative expense ratio (1)	13.0%		0.4%		12.6%		12.8%		0.6%		12.2%

Combined ratio	73.2%		(54.8%	)	128.0%		80.0%		(17.0%	)	97.0%

(1)	The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.5% for the three and nine months ended September 30, 2009, and 2.9% and 2.5% for the three and nine months ended September 30, 2008, respectively. These costs are discussed further in the ‘Other Revenue and Expenses’ section, above.

Loss ratio:

Current Year Loss Ratio:

The 51.9 point reduction in our current year loss ratio was driven by lower catastrophe activity relative to the third quarter of 2008 which included net losses incurred on Hurricanes Gustav and Ike of $407 million, or 59.0 points. This was partially offset by higher claims activity on crop and trade credit and bond reinsurance business and credit and political risk insurance business.

For the year to date, our consolidated current year loss ratio primarily benefited from lower catastrophe related losses. In particular Hurricanes Gustav and Ike contributed 20.1 points to the 2008 accident year loss ratio. We also experienced a lower frequency and severity of property related losses impacting our insurance segment relative to the prior year. These factors were partially offset by additional loss activity on credit related insurance and reinsurance lines of business.

For further discussion on current year loss ratios, refer to the insurance and reinsurance segment discussions below.

Prior Period Reserve Development:

The following tables provide a breakdown of prior period reserve development for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Insurance	$55,401	$41,608	$138,167	$142,294
Reinsurance	66,698	34,663	165,008	108,832

Total	$122,099	$76,271	$303,175	$251,126

Insurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Property and all other (1)	$16,434	$41,340	$81,695	$153,315
Liability	284	868	14,628	(668)
Professional lines	38,683	(600)	41,844	(10,353)

Total	$55,401	$41,608	$138,167	$142,294

(1)	“All other” includes marine, terrorism, aviation, and credit and political risk lines of business.

We experienced $55 million of net favorable prior period reserve development in the third quarter of 2009, the principal components of which were as follows:

•

$9 million of net favorable prior period reserve development on property lines of business. This development was primarily generated from accident year 2008 and reflects the recognition of better than expected loss emergence.

•

$39 million of net favorable prior period reserve development on professional lines business. This was driven by net favorable development on accident year 2005, and to a lesser extent accident years 2004 and 2006, reflecting the incorporation of more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks. This was partially offset by net adverse development on accident year 2008 professional lines business ($8 million), primarily reflecting higher than expected loss activity on our financial institutions business as a result of the economic downturn and credit crisis.

We experienced $42 million of net favorable prior period reserve development in the third quarter of 2008, the principal components of which were as follows:

•

$14 million of favorable development from accident year 2005 energy offshore line of business. This included the favorable settlement of a large hurricane related claim against our original case reserve estimate.

•

$10 million of favorable development from our aviation lines of business, predominately from accident year 2005. The favorable development was partially due to a reduction in our aerospace reserves following an assessment of our remaining exposures. In addition, claims experience on other aviation lines has been better than expected, particularly on pro-rata business.

•

$5 million of favorable development from the accident year 2006 sovereign and corporate credit portion of our credit and political risk line of business. This was partially in recognition of lower than expected incurred loss activity on this accident year and also due to a change in development profile. Following an actuarial review earlier this year, we began to use a more accelerated development profile.

•

Net adverse development of $1 million from professional lines business. This included adverse development of $22 million from accident year 2007 IBNR reserves offset by favorable reserve development of $21 million from accident years 2004 and prior.

•

The balance of favorable reserve development in the third quarter of 2008 was predominately derived from property lines of business, largely generated from our accident year 2007 ($10 million) and 2006 accident year ($5 million) reserves. This was in recognition of limited late reporting of losses as well as minimal deterioration on previously reported claims on these lines.

For the first nine months of 2009, we experienced $138 million of net favorable reserve development, the principal components of which were as follows:

•

$76 million of net favorable prior period reserve development on property ($44 million), marine ($28 million) and aviation ($4 million) lines of business. This development was generated from accident years 2008 ($49 million), 2007 ($10 million) and 2006 ($17 million).

•

$15 million of net favorable reserve development on liability lines of business generated across accident years 2004-2008 and driven primarily by the incorporation of more of our own actual experience with respect to reinsurance recoveries on our Excess & Surplus (“E&S”) umbrella lines.

•

$42 million of net favorable reserve development on professional lines business, which included $86 million of net favorable reserve development on accident years 2007 and prior, offset by net adverse development of $44 million on accident year 2008.

For the first nine months of 2008 we experienced net favorable prior period reserve development of $142 million. This included $65 million of favorable development from credit and political risk line of business, with the balance predominately from accident years 2006 and 2007 property, marine and aviation lines of business.

Reinsurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Catastrophe, property and other	$42,522	$42,412	$129,874	$117,694
Credit and bond, motor, liability	(6,244)	(3,716)	(15,942)	(4,383)
Professional lines	30,420	(4,033)	51,076	(4,479)

Total	$66,698	$34,663	$165,008	$108,832

We experienced $67 million of net favorable prior period reserve development in the third quarter of 2009, the principal components of which were as follows:

•

$30 million of net favorable prior period reserve development on property ($21 million) and catastrophe ($9 million) lines of business, the majority of which have short tail exposures. This development was generated from accident years 2008 ($17 million), 2007 ($8 million) and prior ($5 million). The favorable development on these lines reflects the recognition of better than expected loss emergence.

•	$11 million of net favorable development on accident year 2008 crop reserves reflecting limited reported losses relative to our expectations.

•

$30 million of net favorable prior period reserve development on professional lines reinsurance business, predominately generated from accident year 2005 and 2004. The favorable development reflects the incorporation of more of our own claims experience into our loss ratios, with less weighting on our initial expected loss ratios derived from industry benchmarks.

•	$8 million of net adverse development on accident year 2008 credit and bond business, primarily reflecting updated loss information from our large credit insureds.

We experienced $35 million of net favorable prior period reserve development in the third quarter of 2008, the principal components of which were as follows:

•

$42 million of net favorable prior period reserve development on property ($31 million) and catastrophe ($11 million) lines of business. This development was generated from accident years 2007 ($23 million), 2006 ($8 million), 2005 ($10 million) and prior ($1 million). The favorable development on these lines primarily reflected the recognition of better than expected loss emergence. In addition, accident year 2005 included $9 million of favorable development in connection with the reduction of a specific hurricane related claim.

•

Net adverse development of $4 million from professional lines business. This included adverse development of $11 million from accident year 2007 reserves partially offset by favorable development of $8 million from our accident year 2003 and 2004 reserves.

•	Adverse development of $4 million on credit and bond lines of business, predominately from accident year 2007.

For the first nine months of 2009, we experienced $165 million of net favorable reserve development, the principal components of which were as follows:

•

$112 million of net favorable prior period reserve development on property ($57 million) and catastrophe ($55 million) lines of business. This development was generated from accident years 2008 ($69 million), 2007 ($32 million) and prior ($11 million).

•	$13 million of net favorable development on crop reserves, predominately from accident year 2008.

•	$51 million of net favorable prior period reserve development on professional lines reinsurance business, predominately generated from accident year 2005 and 2004.

•

$22 million of net adverse development on credit and bond reinsurance lines of business. This was driven by adverse development of $43 million on accident year 2008, reflecting updated loss information received from our cedants this year, partially offset by favorable development on earlier accident years.

•	$4 million of net favorable development on motor non-proportional business, primarily relating to better than expected loss experience on our accident year 2007 U.K. business.

For the first nine months of 2008 we experienced net favorable reserve development of $109 million, the majority of which was generated from accident year 2006 and 2007 property and catastrophe lines of business in recognition of lower than expected claims experience. Favorable development in this period also included reserve reductions of approximately $21 million on certain specific accident year 2005 property and catastrophe claims.

Acquisition cost ratio: The 3.0 ratio point increase in our acquisition cost ratio reflects increased costs in both our segments this quarter. In the insurance segment, this was primarily due to lower ceding commissions relative to the prior year quarter, which had the non recurring benefit of adjustments to sliding scale commissions. In the reinsurance segment, the increase in acquisition costs this quarter reflects both changes in business mix and growth in lines with higher acquisition costs.

UNDERWRITING RESULTS – BY SEGMENT

INSURANCE SEGMENT

Results from the insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2009	% Change	2008	2009	% Change	2008
Revenues:
Gross premiums written	$413,922	3%	$402,672	$1,304,844	(6%)	$1,392,993
Net premiums written	239,781	2%	235,666	764,932	(12%)	872,909
Net premiums earned	278,637	(5%)	293,572	853,235	(4%)	890,558
Other insurance related loss	(135,898)	nm	(13,751)	(160,659)	nm	(20,073)
Expenses:
Current year net losses and loss expenses	(166,629)		(272,185)	(589,310)		(692,017)
Prior period reserve development	55,401		41,608	138,167		142,294
Acquisition costs	(29,613)		(21,964)	(84,122)		(84,798)
General and administrative expenses	(55,685)		(49,361)	(159,059)		(145,321)

Underwriting income (loss)	$(53,787)	(144%)	$(22,081)	$(1,748)	nm	$90,643

Ratios:		Point Change			Point Change
Current year loss ratio	59.8%	(32.9%)	92.7%	69.1%	(8.6%)	77.7%
Prior period reserve development	(19.9% )	(5.7%)	(14.2% )	(16.2% )	(0.2%)	(16.0% )
Acquisition cost ratio	10.6%	3.1%	7.5%	9.9%	0.3%	9.6%
General and administrative ratio	20.0%	3.2%	16.8%	18.6%	2.3%	16.3%

Combined ratio	70.5%	(32.3%)	102.8%	81.4%	(6.2%)	87.6%

nm – not meaningful

Gross Premiums Written: The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2009		2008		% Change	2009		2008		% Change
Property	$147,117	35%	$137,417	34%	7%	$429,676	33%	$439,725	32%	(2%)
Marine	45,765	11%	41,121	10%	11%	168,249	13%	170,609	12%	(1%)
Terrorism	7,861	2%	7,112	2%	11%	23,693	2%	30,073	2%	(21%)
Aviation	11,098	3%	11,735	3%	(5%)	35,341	3%	37,936	3%	(7%)
Credit and political risk	(3,902)	(1%)	24,817	6%	(116%)	2,811	-	145,029	11%	(98%)
Professional lines	155,382	38%	137,553	34%	13%	487,127	37%	420,929	30%	16%
Liability	50,601	12%	42,833	11%	18%	157,918	12%	145,162	10%	9%
Other	-	-	84	-	nm	29	-	3,530	-	nm

Total	$413,922	100%	$402,672	100%	3%	$1,304,844	100%	$1,392,993	100%	(6%)

nm – not meaningful

The increase in gross premiums written this quarter was primarily driven by growth opportunities in professional lines business, most of which related to coverage for directors’ and officers’ liability in the U.S. Gross premiums written this quarter also benefited from the maturing of certain property and liability programs, having established this business with managing general agents and other producers in prior periods. This growth was partially offset by a reduction in credit and political risk business this quarter, reflecting limited underwriting opportunities within the weakened global economy.

For the year to date, the decrease in gross premiums written primarily reflects the reduction in credit and political risk business, as discussed above. Gross premiums were also impacted by our decision to reduce peak zone catastrophe exposures in property and marine lines of business this year as part of our ongoing diversification strategy within these lines. These factors were partially offset by a general improvement in rates this year, particularly for more volatile, loss-affected lines such as those with catastrophe exposure, energy and financial institutions business. In addition, we have also benefited from significant opportunities within professional lines business this year.

Premiums Ceded: Premiums ceded in the third quarter of 2009 were $174 million, or 42% of gross premiums written, compared with $167 million, or 42%, in the same period of 2008. For the first nine months of 2009, premiums ceded were $540 million, or 41% of gross premiums written, compared to $520 million, or 37%, in the same period of 2008. The increase in ceded premium ratios this year primarily reflects a combination of business mix changes and rate increases on our property reinsurance program.

Net Premiums Earned: The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2009		2008		% Change	2009		2008		% Change
Property	$64,624	23%	$83,841	29%	(23%)	$200,109	24%	$247,589	28%	(19%)
Marine	33,776	12%	33,480	11%	1%	102,307	12%	113,645	13%	(10%)
Terrorism	7,705	3%	10,407	3%	(26%)	26,179	3%	32,940	4%	(21%)
Aviation	15,599	6%	16,945	6%	(8%)	46,436	5%	49,672	5%	(7%)
Credit and political risk	33,739	12%	41,784	14%	(19%)	133,434	16%	108,846	12%	23%
Professional lines	101,314	36%	83,851	29%	21%	283,440	33%	250,587	28%	13%
Liability	21,881	8%	21,517	7%	2%	61,237	7%	77,139	9%	(21%)
Other	(1)	-	1,747	1%	nm	93	-	10,140	1%	nm

Total	$278,637	100%	$293,572	100%	(5%)	$853,235	100%	$890,558	100%	(4%)

nm – not meaningful

The decrease in net premiums earned in the quarter and year to date follows a reduction of 14% in net premiums written in the rolling twelve months ending September 30, 2009 versus the twelve months ending September 30, 2008. However, the reduction in net premiums earned during 2009 has been less than the aforementioned reduction in net premiums written. This is partially due to the earning of credit and political risk business written in prior years, which typically provides multi-year coverage, and therefore earns over a greater number of periods. The average duration of the unearned premium on credit and political risk line of business at September 30, 2009 was 5.0 years. Net premiums earned on credit and political risk business for the first nine months of 2009 also includes the accelerated recognition of $25 million of premium due to the exhaustion of exposure on certain loss impacted policies.

Insurance Losses

Loss Ratio: The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2009	Point Change	2008	2009	Point Change	2008
Current year	59.8%	(32.9%)	92.7%	69.1%	(8.6%)	77.7%
Prior period reserve development	(19.9%)	(5.7%)	(14.2%)	(16.2%)	(0.2%)	(16.0%)

Loss ratio	39.9%	(38.6%)	78.5%	52.9%	(8.8%)	61.7%

The third quarter of 2009 benefited from a lower level of catastrophe activity relative to the prior year quarter, which included $115 million, or 39.2 points, of losses from Hurricanes Ike and Gustav. This was partially offset by higher claims activity on the credit component of our credit and political risk line of business relative to the prior year quarter.

The reduction in our current year loss over the year to date was driven by lower catastrophe losses and a lower frequency and severity of property per risk losses. In particular, Hurricanes Ike and Gustav contributed 12.9 points to the 2008 accident year loss ratio. This was partially offset by increased claims activity on the credit component of our credit and political risk line of business. The current year loss ratio on credit and political risk business for the first nine months of 2009 was 110% compared to 37% for the same period of 2008. These loss ratios are net of estimated recoveries entitled to us through insurance contracts. On the payment of a claim, we generally receive subrogation rights to all the insured’s rights of recovery. These rights entitle us to recovery of either the collateral pledged under the insured agreement and/or the residual underlying value of a financial instrument or some other form of security. The estimate of such recoveries requires significant management judgment.

Refer to the ‘Prior Period Reserve Development’ section on page 45, for a discussion of movements in our prior period loss reserves.

General and Administrative Ratio: The increase in our general and administrative ratio in the quarter and year to date primarily reflects additional headcount and IT costs in 2009.

Other Insurance Related Income / Loss: We recorded an increase in the fair value liability of an insurance derivative contract in the three and nine months ended September 30, 2009 of $136 million and $161 million, respectively, compared to $14 million and $21 million for the three and nine months ended September 30, 2008, respectively. Refer to the ‘Critical Accounting Estimate – Fair Value Measurements’ section for further details.

Insurance Outlook

In the insurance marketplace, we continue to observe a general improvement in rates, particularly for more volatile, loss-affected lines such as those with catastrophe exposure, energy and financial institutions business. We are also observing a general stabilization in terms and conditions. Large accounts generally remain the most competitive across all lines of business.

For aviation business, we observed some positive rate improvement in third quarter renewals, although generally not as high as we require, and we expect this trend to continue through the fourth quarter. On our credit and political risk line of business, as has been the case throughout this year, global lending and trading activity remains weak and, therefore, opportunities in this line are expected to remain limited.

In our professional lines business, although we continue to see new opportunities, the market for non-financial institutions commercial business remains competitive and grows more competitive as security concerns around certain market participants abate. For liability business, we are observing fewer new business opportunities and less available renewal premium as a result of exposure reduction by insureds amidst the current economic environment. This affect is compounded by the competitive pressures around this lower premium base. As a result, we continue to maintain a defensive posture in these lines.

REINSURANCE SEGMENT

Overview

Results in the reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2009	% Change	2008	2009	% Change	2008
Revenues:
Gross premiums written	$361,392	12%	$322,611	$1,708,606	16%	$1,470,640
Net premiums written	355,363	13%	315,750	1,693,526	16%	1,454,498
Net premiums earned	427,388	8%	396,398	1,224,919	8%	1,138,337
Other insurance related income (loss)	160	nm	(55)	1,265	27%	1,000
Expenses:
Current year net losses and loss expenses	(266,579)		(509,617)	(791,225)		(998,038)
Prior period reserve development	66,698		34,663	165,008		108,832
Acquisition costs	(83,810)		(68,369)	(234,586)		(197,795)
General and administrative expenses	(18,719)		(17,366)	(54,515)		(51,813)

Underwriting income (loss)	$125,138	nm	$(164,346)	$310,866	nm	$523

Ratios:		Point Change			Point Change
Current year loss ratio	62.4%	(66.1%)	128.5%	64.6%	(23.1%)	87.7%
Prior period reserve development	(15.6% )	(6.9%)	(8.7% )	(13.5% )	(3.9%)	(9.6% )
Acquisition cost ratio	19.6%	2.4%	17.2%	19.2%	1.8%	17.4%
General and administrative ratio	4.4%	-	4.4%	4.4%	(0.1%)	4.5%

Combined ratio	70.8%	(70.6%)	141.4%	74.7%	(25.3%)	100.0%

Gross Premiums Written: The following tables provide gross premiums written by line of business for the periods indicated:

Three months ended September 30,	2009		2008		% Change
Catastrophe	$87,700	24%	$115,216	36%	(24%	)
Property	78,196	22%	64,683	20%	21%
Professional Lines	84,903	23%	55,378	17%	53%
Credit and bond	18,369	5%	5,083	2%	261%
Motor	7,655	2%	7,202	2%	6%
Liability	78,896	22%	54,659	17%	44%
Engineering	5,979	2%	17,381	5%	(66%	)
Other	(306)	-	3,009	1%	(110%	)

Total	$361,392	100%	$322,611	100%	12%

The 12% increase in gross premiums written this quarter reflects both improving market conditions and the select expansion of business. We were able to grow property, credit and bond, professional lines and liability business this quarter primarily through new business opportunities. Professional lines business also benefited from an increase in our participation on certain renewals. The growth in liability premiums this quarter included an opportunistic capped proportional contract for $25 million. Partially offsetting this growth, catastrophe premiums were lower this quarter, primarily due to the fact that the prior year period included $29 million of reinstatement premiums in connection with Hurricanes Ike and Gustav.

Nine months ended September 30,	2009		2008		% Change		Excluding FX Impact
Catastrophe	$457,118	27%	$445,470	30%	3%		4%
Property	314,736	18%	292,507	20%	8%		10%
Professional Lines	268,963	16%	174,560	12%	54%		55%
Credit and bond	214,008	13%	148,887	10%	44%		48%
Motor	109,130	6%	99,559	7%	10%		19%
Liability(1)	262,611	15%	185,333	13%	42%		44%
Engineering	56,084	3%	78,500	5%	(29%	)	(26%	)
Other(1)	25,956	2%	45,824	3%	(43%	)	(41%	)

Total	$1,708,606	100%	$1,470,640	100%	16%		19%

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Gross premiums written in the first nine months of 2009 were negatively impacted by a stronger U.S. dollar, most significantly against the Euro and Sterling, relative to the same period in 2008. The impact of foreign exchange rate movements is highlighted in the table above. Gross premiums written otherwise increased 19%, driven by improved market conditions and growth opportunities across several lines of business.

Net Premiums Earned: The following table shows net premiums earned by line of business:

	Three months ended September 30,						Nine months ended September 30,
	2009		2008		% Change		2009		2008		% Change
Catastrophe	$115,930	27%	$129,969	33%	(11%	)	$337,770	28%	$344,127	30%	(2%	)
Property	82,187	19%	77,318	19%	6%		236,661	19%	230,018	20%	3%
Professional Lines	70,336	17%	54,973	14%	28%		199,831	16%	164,073	15%	22%
Credit and bond	47,004	11%	35,441	9%	33%		132,530	11%	103,345	9%	28%
Motor	27,152	6%	24,089	6%	13%		77,094	6%	76,738	7%	-
Liability(1)	60,459	14%	47,439	12%	27%		169,397	14%	144,009	13%	18%
Engineering	16,539	4%	14,124	4%	17%		48,074	4%	38,478	3%	25%
Other(1)	7,781	2%	13,045	3%	(40%	)	23,562	2%	37,549	3%	(37%	)

Total	$427,388	100%	$396,398	100%	8%		$1,224,919	100%	$1,138,337	100%	8%

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The increase in net premiums earned in the quarter and year to date reflects growth in several lines of business this year, as discussed above. Partially offsetting this growth, the third quarter of 2008 included an additional $21 million of catastrophe earned premiums in connection with Hurricanes Ike and Gustav losses.

Reinsurance Losses

Loss Ratio: The following table shows the components of our loss ratio:

	Three months ended September 30,						Nine months ended September 30,
	2009		Point Change		2008		2009		Point Change		2008
Current year	62.4%		(66.1%	)	128.5%		64.6%		(23.1%	)	87.7%
Prior period reserve development	(15.6%	)	(6.9%	)	(8.7%	)	(13.5%	)	(3.9%	)	(9.6%	)

Loss ratio	46.8%		(73.0%	)	119.8%		51.1%		(27.0%	)	78.1%

Current Year – Quarter

The third quarter of 2009 benefited from lower catastrophe activity relative to the prior year quarter, which included $292 million, or 73.7 points, of losses from Hurricanes Ike and Gustav. This was partially offset by an increase in European windstorm activity together with additional Canadian crop losses this quarter. In addition, we also increased the expected the current year loss ratio on credit and bond business this quarter to reflect additional reported losses on certain quota share treaties.

The reduction in our current year loss over the year to date was driven by lower catastrophe losses in 2009. In particular, Hurricanes Ike and Gustav contributed 25.7 points to the 2008 accident year loss ratio. This was partially offset by increased loss activity on credit and bond business. The current year loss ratio on our credit and bond business for the first nine months of 2009 was 92% compared to 65% for the same period of 2008.

Refer to the ‘Prior Period Reserve Development’ section on page 45, for a discussion of movements in our prior period loss reserves.

Reinsurance Outlook

Overall, rates in our reinsurance lines of business are, at a minimum, stable and, in the best cases, increasing meaningfully. We continue to benefit due to concerns over the financial strength of distressed reinsurers or due to competitors’ de-risking activities.

We expect the reinsurance market to remain positive as we enter 2010. Some of the stronger areas in the reinsurance market will be those affected by dislocation or loss activity, including trade credit reinsurance business and financial-institutions exposed professional liability reinsurance, and catastrophe-exposed business.

For catastrophe-exposed business, rate reductions for North American earthquake exposure should be in line with exposure reductions indicated by changes in two major catastrophe models. These should result in expected margins in line with expectations before the model changes. The market dynamics around U.S. Wind support stable margins going into 2010. These factors include, stable to increasing demand for wind coverage, the de-population of larger Florida insurance companies, increased fragility of Florida wind-exposed companies due to inadequate premium for attritional losses, and the Florida Hurricane Catastrophe Fund pushing limit into the private reinsurance market. In Europe, a few cat-exposed placements have been biased downward, but wind margin has remained stable.

While proportional property business is suffering from rate decline in underlying business, our business has a catastrophe bias and is generally holding up well. For property risk business, we expect higher attachment points and pricing as the reinsurance market has been exposed to significant frequency experience for commercial writers in U.S. and Europe in the recent past.

The general trend across the U.S. liability reinsurance lines continues to be small but steady rate increases with no slippage in terms and conditions. We continue to identify attractive opportunities to increase our market share in these lines, either through new or renewal business. Similarly, in our professional lines business, market conditions are favorable, particularly for financial institutions-exposed components.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Investment Results

The following table provides a breakdown of income earned from our cash and investment portfolio and average investment balances by major asset class:

	Three months ended September 30,			Nine months ended September 30,
	2009	% Change	2008	2009	% Change	2008
Fixed maturities	$98,337	(9%)	$107,853	$290,935	(9%)	$319,050
Cash and cash equivalents	1,052	(91%)	11,713	5,940	(84%)	37,138
Short-term investments	81	(81%)	424	524	(83%)	3,118
Other investments	38,646	nm	(66,395)	57,384	nm	(82,925)
Equities	689	(43%)	1,201	2,452	(62%)	6,420

Gross investment income	138,805	153%	54,796	357,235	26%	282,801
Investment expense	(4,017)	5%	(4,213)	(10,935)	(14%)	(9,552)

Net investment income	134,788	166%	50,583	346,300	27%	273,249
Net realized investment losses	(253,365)	nm	(89,079)	(317,640)	nm	(51,842)

	$(118,577)	208%	$(38,496)	$28,660	(87%)	$221,407

Average investment balances (1)

Fixed maturities	$9,513,659	9%	$8,717,450	$9,133,096	8%	$8,491,400
Cash and cash equivalents (2)	1,345,883	1%	1,329,524	1,492,869	5%	1,420,702

(1) The average investment balances are calculated by taking the average of the month-end amortized cost balances held for the periods indicated.

(2) Includes restricted cash and cash equivalent balances.

nm – not meaningful

Net Investment Income

Fixed Maturities: The reduction in investment income from fixed maturities reflects lower short-term and intermediate interest rates and the tightening of credit spreads during the first nine months of 2009, partially offset by growth in our average fixed maturity balances during the year. The annualized pre-tax yield on fixed maturities, calculated as net investment income divided by the average amortized cost balances for the period, was 4.1% and 4.2% for the three and nine months ended September 30, 2009, respectively, compared with 4.9% and 5.0% for the three and nine months ended September 30, 2008, respectively.

Cash and Cash Equivalents: The reduction in net investment income from cash and cash equivalents is driven by a significant decline in global short-term interest rates this year. The average pre-tax yield on our operating cash was 0.3% and 0.5% for the three and nine months ended September 30, 2009, respectively, compared to 3.5% for the comparative periods of 2008.

Other Investments: The following table provides a breakdown of net investment income (loss) from other investments:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Credit funds	$14,435	$(31,320)	$39,670	$(56,616)
Hedge funds	17,821	(36,691)	33,445	(41,159)
Short duration high yield fund	2,867	(713)	7,105	189
CLO- equity tranches	3,523	2,329	(22,836)	14,661

Total	$38,646	$(66,395)	$57,384	$(82,925)

Return on other investments, pre-tax(1)	7.1%	(9.7% )	11.3%	(12.5% )

(1)	The return on other investments is non-annualized and calculated by dividing total income (loss) from other investments by the average month-end fair value balances held for the periods indicated.

The increase in investment income on other investments in the quarter and year to date was driven by a strong recovery in hedge funds and credit funds. The hedge fund investments have exposures to net long equity positions, and these funds tracked the strong performance of global equity indices during the quarter. Credit funds also advanced on the recovery of market pricing for the underlying debt securities that form the collateral of these funds during 2009. In 2008, credit funds were negatively impacted by illiquidity proliferating throughout the credit markets rather than a fundamental deterioration of the underlying collateral.

For the year to date, investment income from other investment was impacted by a reduction in the fair value of the CLO equity tranched securities associated with an increase in defaults on the underlying collateral. Refer to the ‘Critical Accounting Estimate – Fair Value Measurements’ section for further details.

Net Realized Investment Losses

The following table provides a breakdown of net realized investment losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
On sale of:
Fixed maturities and short-term investments	$26,136	$21,782	$27,035	$75,318
Equities	1,594	(61,886)	(13,331)	(61,693)
Net OTTI recognized in earnings	(279,338)	(49,663)	(330,691)	(65,804)
Change in fair value of derivative instruments	(21,495)	4,679	(27,133)	4,328
Change in fair value of hedged investments	19,738	(3,991)	26,480	(3,991)

Net realized investment losses	$(253,365)	$(89,079)	$(317,640)	$(51,842)

On sale of investments:

The net realized investment gains on sale of fixed maturities and short-term investments in the first nine months of 2009 primarily included gains on U.S. agency pass-throughs (residential MBS) as these securities were sold to reduce duration risk (refer to ‘Cash and Investments’ section for further details).

Net realized investment losses on the sale of equities in the first nine months of 2009 were driven by the sale of preferred shares in the financial sector in the first quarter of the year. For the comparative period, net realized investment losses on the sale of equities include losses of $60 million in connection with the sale of the Fannie Mae and Freddie Mac non-redeemable preferred equity in the third quarter of the year.

OTTI charges:

We review our available-for-sale investment portfolio each quarter to determine if the unrealized loss position of a security is other-than-temporary. Refer to the ‘Critical Accounting Estimates – OTTI’ section for further details on our impairment review process.

Effective April 1, 2009, the OTTI charge to earnings reflects only credit impairments, where projected cash flows are less than the amortized cost of a security, or the full unrealized loss position if we intend to sell a fixed maturity security or it is more likely than not that we will need to sell it to meet our liabilities. The new guidance does not allow for retrospective application, therefore the OTTI charge for the first quarter of 2009 as well as for prior year periods are based on previous OTTI requirements (i.e. the difference between the fair value and amortized cost of a debt security in an unrealized loss position).

The following table summarizes our OTTI recognized in earnings by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed maturities:
Corporate debt	$263,496	$40,239	$276,522	$52,676
Residential MBS	4,733	-	12,679	-
Commercial MBS	-	-	10,843	-
ABS	675	3,943	10,658	7,647

	268,904	44,182	310,702	60,323
Equities	10,434	5,481	19,989	5,481

Total OTTI recognized in earnings	$279,338	$49,663	$330,691	$65,804

Corporate debt:

The OTTI charges on corporate debt during 2009 primarily related to an impairment charge of $263 million on a portfolio of MTNs, which we no longer expect to fully recover to amortized cost. In response to the credit crisis, the MTNs managers reduced their leverage levels which in turn lowered the credit duration of the MTNs. As credit markets recovered and credit spreads tightened in recent months, price appreciation was not as pronounced as the depreciation during 2008 due to the lower credit duration of the MTNs. In recent months, credit spreads have tightened much quicker than anticipated which has hindered the ability of the MTN managers to reinvest the underlying cash flows at wider credit spreads. Consequently, based on updated cash flow projections, we do not believe that we will fully recover par on these MTNs and therefore we have recorded credit losses on these securities. The recognition of these OTTI losses does not indicate that sales will occur or that sales are imminent or are planned.

During the three and nine months ended September 30, 2008, we impaired $29 million of corporate securities held in Lehman Brothers following its bankruptcy and sale in September 2008.

Residential MBS:

The impairment charges on the residential MBS during 2009 for the quarter and year to date were primarily related to our intent to sell certain securities at the reporting date.

Commercial MBS:

The OTTI charge on the commercial MBS for the year to date was related to our intent to sell certain commercial MBS to take advantage of the favorable market conditions and to reduce our exposure on this asset class.

ABS:

The OTTI losses on ABS in 2009 and 2008 relate primarily to certain ABS with subprime and alternative–A collateral that were downgraded to speculative grade by rating agencies.

Equities:

The OTTI losses on equities in 2009 and 2008 are due to the severity and duration of the unrealized loss positions, for which we concluded the forecasted recovery period was too uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned.

Total Return

Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return within certain guidelines and constraints, designed to manage risk. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net investment income	$134,788	$50,583	$346,300	$273,249
Net realized investments losses	(253,365)	(89,079)	(317,640)	(51,842)
Change in net unrealized losses, net of currency hedges	613,154	(346,479)	792,630	(525,905)

Total	$494,577	$(384,975)	$821,290	$(304,498)

Average cash and investments (1)	$11,456,801	$10,792,555	$10,956,831	$10,732,793

Total return on average cash and investments, pre-tax (2)	4.3%	(3.6% )	7.5%	(2.8% )

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.
(2)	Non-annualized.

For further information on the movements in net unrealized losses, net of currency hedges, refer to the ‘Cash and Investments’ section below.

CASH AND INVESTMENTS

At September 30, 2009 and December 31, 2008, the fair value of total cash and investments, including accrued interest receivable (at cost) and net receivable/payable for investments sold/purchased was $11.8 billion and $10.4 billion, respectively, as summarized below:

	September 30, 2009		December 31, 2008
U.S. government and agency	$1,936,466	16%	$1,187,333	12%
Non U.S. government	534,211	5%	279,225	2%
Corporate debt	3,441,925	29%	2,061,317	20%
Residential MBS	1,975,309	17%	2,711,998	26%
Commercial MBS	746,544	6%	763,098	7%
ABS	385,517	3%	381,006	4%
Municipals	662,960	6%	366,677	3%

Total Fixed Maturities	9,682,932	82%	7,750,654	74%
Total Equities	137,544	1%	107,283	1%
Total Short-term investments	282,737	2%	261,879	3%
Cash at investment managers, net of unsettled trades	218,979	2%	663,192	6%

Total Invested Assets	10,322,192	87%	8,783,008	84%
Other cash and cash equivalents (1)	861,390	7%	1,092,664	10%
Other investments	541,447	5%	492,082	5%
Accrued interest receivable	82,169	1%	79,232	1%

Total Cash and Investments	$11,807,198	100%	$10,446,986	100%

(1)	Include restricted cash and cash equivalents.

Fixed Maturity Investments

In the first nine months of 2009 we reduced holdings in U.S. agency pass-throughs (residential MBS) in favor of U.S. Treasury and Agency debt securities to reduce the potential added duration risk on MBS due to the anticipated rising interest rates while maintaining similar exposure to this high quality sector. During 2009 the majority of new investments were made in high-grade corporate debt securities to take advantage of higher yields while maintaining the same overall credit quality profile for the investment portfolio. At September 30, 2009 and December 31, 2008, fixed maturities had an approximate average duration of 2.8 and 2.5 years, respectively. When incorporating cash and cash equivalents into this calculation, the average duration at September 30, 2009 and December 31, 2008 is reduced to 2.6 and 2.1 years, respectively.

The following table summarizes the credit ratings for fixed maturities as assigned by S&P:

	Amortized Cost	Fair Value	% of Total Fair Value
At September 30, 2009
Investment grade:
AAA	$5,945,477	$5,995,458	61.9%
AA	858,536	865,282	9.0%
A	1,744,729	1,679,600	17.3%
BBB	875,666	1,012,366	10.5%

	9,424,408	9,552,706	98.7%

Non-investment grade:
Below BBB	164,052	130,226	1.3%

Total	$9,588,460	$9,682,932	100.0%

As at December 31, 2008
Investment grade:
AAA	$5,857,026	$5,692,296	73.3%
AA	521,697	491,185	6.3%
A	1,076,980	944,841	12.3%
BBB	912,340	601,196	7.8%

	8,368,043	7,729,518	99.7%
Non-investment grade:
Below BBB	36,951	21,136	0.3%

Total	$8,404,994	$7,750,654	100.0%

Note: In the absence of an S&P rating, we used the lower rating established by Moody’s or Fitch.

The shift in credit ratings since December 31, 2008, is primarily attributable to a shift away from non-agency MBS to investment grade corporate debt securities, coupled with a higher price appreciation in the lower credit ratings.

The net unrealized losses on available for sale securities decreased $793 million during the first nine months of 2009, comprising the following movements:

	Net Unrealized Gains (Losses) at September 30, 2009	Net Unrealized Gains (Losses) at December 31, 2008	Change
Fixed maturities:
U.S. government and agency	$18,551	$38,566	$(20,015)
Non-U.S. government	17,430	7,219	10,211
Corporate debt	83,216	(455,742)	538,958
Residential MBS	11,029	(24,813)	35,842
Commercial MBS	(41,744)	(170,217)	128,473
ABS	(21,488)	(52,260)	30,772
Municipals	27,478	2,907	24,571

Total fixed maturities	94,472	(654,340)	748,812

Equities:
Common stock	8,489	(47,098)	55,587
Preferred stock	-	(9,949)	9,949

Total equities	8,489	(57,047)	65,536

Short-term investments	-	(4,762)	4,762

Total before fair value hedge	102,961	(716,149)	819,110

Fair value hedge adjustment	(18,372)	8,108	(26,480)

Total	$84,589	$(708,041)	$792,630

The movement from net unrealized losses to net unrealized gains during 2009 is primarily due to a tightening of credit spreads and a downward shift in the yield curve which has resulted in a significant recovery in fair value for our corporate debt and structured credit securities. Further, we have recorded $331 million in OTTI charges during the first nine months of 2009 which resulted in an equal decrease in our net unrealized loss position. The following provides a further analysis by major security type.

Corporate Debt:

At September 30, 2009, our corporate debt portfolio had an average credit rating of A (December 31, 2008: A), a duration of 3.1 years (December 31, 2008: 3.1 years) and a weighted average life of 4.3 years (December 31, 2008: 4.5 years). The composition of our corporate debt securities at September 30, 2009 was as follows:

	Fair Value	% of Fair Value of Total Fixed Maturities	Net Unrealized Gains at September 30, 2009	Change in Net Unrealized Gains (Losses) since December 31, 2008
Direct Financials	$1,773,814	18.3%	$20,773	$117,935
Direct Non Financials	1,307,415	13.5%	62,443	90,094
Medium-term notes	360,696	3.7%	-	330,929

Total	$3,441,925	35.5%	$83,216	$538,958

The direct financials exposures are primarily related to U.S. banks (35%), foreign banks (24%), and brokerage (15%), with the remainder diversified across several other sub-sectors. Included in direct financials debt is $311 million of FDIC guaranteed bonds. At September 30, 2009, and December 31, 2008, the weighted average credit rating of financials debt was A by S&P.

Non-financial exposures are primarily related to communications (27%), electric (17%) and consumer non-cyclicals (16%), with the remainder diversified across several other sub-sectors. The weighted average credit rating of non-financials debt at September 30, 2009 and December 31, 2008 was A- by S&P.

The MTNs portfolio is collateralized by a pool of European fixed maturity securities diversified by country and asset sector with the majority of the exposure consisting of investment-grade corporate and sovereign debt. The MTNs portfolio provides exposure to floating rate notes which allows us to diversify from our fixed interest rate exposure of other fixed maturity securities we hold in our investment portfolio. The fair value of MTNs is driven by the return of the underlying pool of fixed maturities and the level of leverage. As previously noted, we have impaired all the MTNs at September 30, 2009, resulting in decreasing their amortized costs basis to fair value with no remaining unrealized losses. We intend to continue holding the MTNs in the near term as we believe there is good short-term total return prospect for these investments.

Residential MBS:

Residential MBS portfolio investments are supported by loans that are diversified across economic sectors and geographical areas. During the current quarter, we have further reduced holdings in agency residential MBS due to the strong rally since late 2008 which gave us an opportunity to reduce our duration extension risk. We have reallocated the proceeds to U.S. treasury and agency debt securities. We also reduced holdings in non-agency residential MBS and reallocated the proceeds to investment grade corporate debt securities to take advantage of higher yields. At September 30, 2009, 89% of our total residential MBS was backed by U.S. government-sponsored agencies. For the remaining holdings of $226 million, the weighted average credit rating was A by S&P. At September 30, 2009, the average duration and weighted average life was 0.03 years and 5.1 years, respectively, for our non-agency residential MBS portfolio, compared with 0.3 years and 3.1 years at December 31, 2008. The vintage years for these securities have not changed significantly since December 31, 2008.

Our total exposure to subprime and Alt-A collateral has reduced to $88 million at September 30, 2009 from $131 million at December 31, 2008, primarily due to sales. Our holdings in these securities continue to be highly rated with 50% rated AAA by S&P.

Commercial MBS:

During the third quarter of 2009, we continued to see an improvement in the fair value for the commercial MBS. This was the primary contributor to the significant reduction in the unrealized loss position for this asset class. During the current quarter, we reduced commercial MBS holdings by $50 million, for a total net reduction of $145 million in 2009. The commercial MBS portfolio continues to be rated highly, with approximately 86% rated AAA by S&P. Additionally, the weighted average estimated subordination percentage for the portfolio was 28% at September 30, 2009, which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At this time, based on fundamental analysis, we do not expect a principal loss on commercial MBS. At September 30, 2009, the average duration, weighted average life, and vintage years for the commercial MBS portfolio have not changed significantly since December 31, 2008.

Asset- Backed Securities:

Our total exposure to ABS has not changed significantly since December 31, 2008 but the mix of underlying loan types has shifted. We have increased our exposure to the auto sector while our holdings in credit card related ABS has decreased since December 31, 2008. Over 85% of our ABS is rated AAA by S&P. The remaining 15% of the ABS consists primarily $43 million of CLO debt tranched securities. The average duration, weighted average life and vintage years for our ABS portfolio at September 30, 2009 has not changed significantly since December 31, 2008.

Equity Securities

The increase in fair value of common stock holdings to $138 million at September 30, 2009 from December 31, 2008, was primarily due to an improved valuation due to the recovery in the global equity markets in 2009.

Securities Lending

We continue to wind down our security lending program. As of September 30, 2009, we had outstanding securities lending agreements of $135 million, a reduction from $406 million at December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

There has been no material change in our liquidity or capital resource requirements since December 31, 2008. For more information refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

At September 30, 2009, common equity was $4.9 billion compared to $4.0 billion at December 31, 2008. The following table reconciles opening and closing common equity positions:

Common equity - December 31, 2008	$3,961,041
Net income	206,604
Unrealized appreciation on available for sale investments, net of tax	819,564
Common share dividends	(96,307)
Preferred share dividends	(27,656)
Share-based compensation and other	34,861

Common equity - September 30, 2009	$4,898,107

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

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, which include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our Consolidated Financial Statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2008 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for Losses and Loss Expenses

•	Reinsurance Recoverable Balances

•	Premiums

•	Fair Value Measurements

•	Other-Than-Temporary Impairments (“OTTI”)

See below for an updated discussion of the application of estimates and assumptions around Fair Value Measurements and OTTI. For the remaining critical accounting estimates, there was no material change since December 31, 2008. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2008.

FAIR VALUE MEASUREMENTS

Our estimates of fair value for financial assets and financial liabilities are based on the framework established in U.S. GAAP. This framework is based on the inputs used in valuation and gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. The three levels of the hierarchy are as follows:

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

Our estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in an immediate sale, e.g., a forced transaction. Additionally, the valuation of fixed maturities is more subjective when markets are less liquid due to the lack of market based inputs. This may lead us to change the selection of our valuation technique (from market to cash flow approach) or may cause us to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance may require significant management judgment and could cause an instrument to be reclassified between levels of the fair value hierarchy.

The following section is a summary of the valuation methodologies we used to measure our financial instruments.

Fixed Maturities

We use quoted market values and other relevant observable market data provided by independent pricing sources as inputs into our process for estimating the fair values of fixed maturities. The pricing sources are primarily nationally recognized pricing services and broker-dealers.

Pricing Services

At September 30, 2009, pricing for approximately 86% (December 31, 2008: 87%) of our total fixed maturities was based on prices provided by nationally recognized independent pricing services (74% index providers and 12% pricing vendors). Prices are sourced from multiple pricing services, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. Generally, we receive prices from multiple pricing services for each security and select the pricing from the pricing service highest in our vendor hierarchy. Generally, pricing services provide pricing for less-complex, liquid securities based on market quotations in active markets when available. For fixed maturities that do not trade on a listed exchange, the pricing service will use its proprietary “pricing matrix models” and use observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing vendors may use an Option Adjusted Spread model commonly used to develop prepayment and interest rate scenarios for the purpose of estimating fair values of mortgage-backed and asset-backed securities.

At September 30, 2009 and December 31, 2008, we have not adjusted any pricing provided by independent pricing services (see ‘Management Pricing Validation’ below). Accordingly, except for U.S. Treasury securities, we have classified all the remaining fixed maturities priced by pricing services as Level 2. As U.S. Treasury securities are liquid and trade in an active market; we have classified these securities as Level 1.

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

If we conclude the quote from a broker does not reflect an orderly transaction, we will place little weight on the non-binding broker quote and a greater weight on the use of an internal model to estimate fair value of illiquid securities. The evaluation of whether or not actual transactions in the current financial markets represent distressed sales requires significant management judgment. At September 30, 2009, the use of an internal model for fixed maturities was limited to CLO—debt tranche securities, given the lack of relevant observable trades.

At September 30, 2009, approximately 9% (December 31, 2008: 8%) of fixed maturities were priced by non-binding quotes from broker-dealers. Where we have the ability to corroborate the non-binding broker quote with either a quote from a pricing vendor or another independent broker, and the price quotations do not vary significantly, we classify these securities as Level 2 within our fair value hierarchy. We classify securities priced by a single non-binding broker quote and/or use of internal model as Level 3 in our fair value hierarchy. At September 30, 2009, these securities consisted primarily of some Residential MBS and CLO—debt tranche securities for a total estimated fair value of $123 million or approximately 1% of the total fixed maturity portfolio.

Other Pricing Sources

For certain securities within the corporate bond portfolio such as medium-term notes, we use prices provided by independent administrators which are marked to market daily. Pricing is based on the mid point of the bid-ask quotes, where available; otherwise it is obtained from a sample of non-binding quotes from broker-dealers in active markets. For medium-term notes, we have full transparency with respect to their underlying securities, and therefore we can corroborate the pricing received with relevant observable market data. Accordingly, these securities were also classified as Level 2.

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

For hedge and credit funds, we measure fair value by obtaining the net asset value as advised by our external fund manager or third party administrator, which involves limited management judgment. For any funds for which we did not receive a September 30, 2009 net asset value, we have recorded an estimate of the change in fair value for the latest period based on return estimates obtained from the fund managers. Accordingly, we did not have a reporting lag in our fair value measurements for these funds. The financial statements of each fund in our portfolio are generally prepared using fair value measurements for the underlying investments and generally are audited annually. In addition to reviewing these audited financial statements, we regularly review fund performance directly with the fund managers and perform qualitative analysis to corroborate the reasonableness of the reported net asset values. Certain of these funds have lock-up and other redemption provisions which limit our ability to liquidate these funds in the short term. As these provisions are common in the investment industry, we do not believe a market participant would apply a significant discount, if any, to the reported net asset value; accordingly, we have not reflected such adjustment in the fair value of these funds. We have classified the hedge and credit funds as Level 3 within the fair value hierarchy as we do not have full access to the underlying investment holdings for most of the funds to enable us to corroborate the fair value measurement used by the fund managers.

CLO—Equity Securities:

We have also invested in equity tranche CLO securities (also known as “cash flow CLOs” in the industry). For these securities, we estimate fair value based on observable relevant trades in active secondary markets where available or the use of our internal valuation model where the market is inactive. Following the credit market dislocation in 2008, the CLO—Equity market continues to be depressed. At or near September 30, 2009, we have not observed any relevant market trades for CLO—Equity securities. Accordingly, we continue to rely on the use of our internal models to estimate the fair value of cash flow CLOs. The key assumptions used in our models are: default and recovery rates, collateral spreads, and prepayments. Of these assumptions, the default and recovery rates are the most judgmental inputs to which the valuation of CLO—Equities is most sensitive. The projected cash flows for CLO—Equities are also discounted using the current risk free interest rate.

Each CLO structure must maintain certain over-collateralization ratios (OC ratios) in order to make distributions to the equity tranche holders. Generally, the OC ratio is calculated as: a) the remaining collateral adjusted for marked-to-market defaulted loans, net of estimated recoveries, and certain credit downgrades, divided by b) the total remaining debt obligations. During the second quarter of 2009, we noted an acceleration in defaults on the underlying collateral for certain CLO—Equities we continue to hold. However, the rate of defaults has stabilized for most CLO—Equities and for some the default rates have slightly decreased during the third quarter of 2009.

The cumulative actual default rate up to August 31, 2009, for CLO—Equities varied from 0.7% to 6.4%. Consequently, for certain CLO—Equities the defaults have significantly eroded the value of the collateral to the extent that some OC ratios are currently out-of-compliance. As a result, for these CLO—Equities, the income distributions that would normally flow to us as an equity tranche holder are now diverted to the debt tranche holders to pay down on the debt principal until the OC ratio is back in compliance. In light of this emerging data, we have revised our default rates as well as recovery rates for all of our CLO Equities that are not performing as previously anticipated during the second quarter of 2009. To establish new default rates for our valuation models, we have considered the above noted actual defaults for CLO—Equities as well as S&P’s revised forecasts made during the second quarter to its baseline projected default rate of 14.3% by March 2010 for U.S. corporate speculative-grade securities from 7.6% by October 2009, as previously reported in December 2008. We increased our default rate assumptions between 2.4% to 6.4% for the remainder of 2009 for CLO Equities that are not performing to our previous expectations. For these securities, we have also reduced the recovery rate assumptions by 5% based on observations of actual recoveries in 2009 and credit rating agencies’ forecasted recovery rate. These revised default and recovery rates were the principal drivers of the $26 million decrease in fair value of CLO—Equities for the second quarter. We made no adjustment to our default and recovery rates assumptions during the current quarter and accordingly, there was no significant change to our estimated fair value of the CLO—Equities.

As a sensitivity analysis of our estimated fair value, we believe it is reasonably likely that our estimated fair value of the CLO—Equities could further deteriorate from a range of $7 million to $23 million within the next 12 months based on some stress test scenarios, which included (but were not limited to):

•

An increase in default rate assumptions to 14% for all CLO—Equities for the remainder of 2009, with a decrease to 8% for 2010 and 4% for 2011 and thereafter; assuming no change to our revised recovery rate assumptions.

•	A further reduction in recovery rate assumptions to 45% for all CLO—Equities, with no adjustment to our revised default rate assumptions.

Derivative Instruments

There has been no significant change to the application of estimates and assumptions relating to derivative instruments except for the insurance derivative contract since December 31, 2008.

Until this quarter, our valuation model maintained the longevity expectancy assumptions in place at inception of the insurance derivative contract. These assumptions were a function of data and information accumulated by certain life settlement industry service providers. Because of the high value death benefits for the lives in the underlying portfolio of the insurance indemnity contract and the small population (initially 188 lives), the early lag in mortality experience was not believed to be indicative of experience that should be expected for the broader portfolio of lives. However, due to the persistency of this lag over two years, we now believe there is statistical credibility that should be attached to the actual mortality experience thus far in the portfolio. The combination of this lag in mortality experience and life settlements market data indicating increased life expectancy in a much larger sample of lives led us to reflect an increase in life expectancy throughout the underlying pool of lives in our valuation model.

As a result, we have adjusted the life expectancy upward for the remaining 184 lives by approximately 17 months, resulting in an increase of $136 million in the fair value liability with a corresponding charge to earnings during the third quarter of 2009. No other change in assumptions was made to our internal model for estimating the fair value of this contract except for market inputs such as credit spreads and risk free rates. The projected indemnity payment in 2017 reflects nearly a full loss under this contact. Accordingly, we do not anticipate further material change to our fair value liability estimate assuming no significant changes to our current market inputs.

OTHER-THAN-TEMPORARY IMPAIRMENTS (“OTTI”)

We review quarterly whether a decline in the fair values of available-for-sale (“AFS”) securities below their amortized costs is other-than-temporarily impaired. The OTTI assessment is inherently judgmental, especially where securities have experienced severe declines in fair value in a short period.

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

Fixed Maturities

In accordance with the adoption of the recently issued accounting standard, we recognize an OTTI in earnings for a fixed maturity security in an unrealized loss position when we either:

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

From time to time, we may sell fixed maturities subsequent to the balance sheet date that we did not intend to sell at the balance sheet date. Conversely, we may not sell fixed maturities that we previously asserted that we intended to sell at the balance sheet date. Such changes in intent may arise due to events occurring subsequent to the balance sheet date. The types of events that may result in a change in intent include, but are not limited to, significant changes in the economic facts and circumstances related to the specific issuer, changes in liquidity needs, or changes in tax laws or the regulatory environment.

For impaired securities that we do not intend to sell and it is more likely that we will not be required to sell, we have established some parameters for identifying securities in an unrealized loss position with potential credit impairments. Our parameters focus primarily on the extent and duration of the decline, including but not limited to:

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

Corporate Debt:

Our projected cash flows for corporate debt securities are primarily driven by our assumptions regarding the probability of default and the timing and amount of recoveries associated with defaults. Our default and recovery rate assumptions are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. Additionally, for medium-term notes, our projected cash flows include significant inputs such as future credit spreads and use of leverage over the expected duration of each medium-term notes.

Residential MBS, Commercial MBS:

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

ABS:

The majority of the unrealized losses on ABS at September 30, 2009 were related to CLO debt tranched securities. We use the same internal model as for CLO—Equities (see discussion above) to project estimated cash flows to be collected on the various CLO debt tranched securities. The significant inputs used in the model include default and recovery rates and collateral spreads. Our assumptions on default and recovery rates are established based on an assessment of actual experience to date for each CLO debt tranche and review of recent credit rating agencies’ default and recovery forecasts.

Equities

Because equity securities were specifically excluded from the above new OTTI recognition model, we continue to consider our “ability and intent” to hold an equity security in an unrealized position for a reasonable period of time to allow for a full recovery. As an equity security does not have a maturity date, the forecasted recovery for an equity security is inherently more judgmental than for a fixed maturity security.

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

OTTI Charge

During the three and nine months ended September 30, 2009 we recorded a total OTTI charge in earnings of $279 million and $331 million, respectively. Refer to the ‘Net Investment Income and Net Realized Investment Gains/Losses’ section of the MD&A for further details.

NEW ACCOUNTING STANDARDS

See Item 1, Note 1—Basis of Presentation and Accounting Policies to the Consolidated Financial Statements for a discussion of new accounting standards we have recently adopted and recently issued accounting pronouncements we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

As of September 30, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

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

INTEREST RATE RISK

Fluctuations in interest rates have a direct impact on the market valuation of fixed maturities. As interest rates rise, the fair value of fixed maturities falls, and the converse is also true. We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our fixed maturities at September 30, 2009. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for MBS and ABS securities. Prepayment risk results from potential accelerated principal payments that shorten the average life, and therefore, the expected yield of the security. The results of this analysis are summarized in the table below.

	Interest Rate Shift in Basis Points
As at September 31, 2009	-100	-50	0	+50		+100
Total Fair Value	$10,252,951	$10,112,182	$9,965,669	$9,814,089		$9,657,748
Fair Value Change from Base	2.9%	1.5%	0.0%	(1.5%	)	(3.1%	)
Change in Unrealized Value	$287,282	$146,513	$-	$(151,580)		$(307,921)

	Interest Rate Shift in Basis Points
As at December 31, 2008	-100	-50	0	+50		+100
Total Fair Value	$8,263,301	$8,169,548	$8,012,533	$7,946,561		$7,825,040
Fair Value Change from Base	3.1%	2.0%	0.0%	(0.8%	)	(2.3%	)
Change in Unrealized Value	$250,768	$157,015	$-	$(65,972)		$(187,493)

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

CREDIT SPREAD RISK

Fluctuations in credit spreads have a direct impact on the market valuation of fixed maturities. A credit spread is the difference between the yield on the fixed maturity security of a particular borrower (or a class of borrowers with a specified credit rating) and the yield of similar maturity U.S. Treasury fixed maturity. As credit spreads widen, the fair value of fixed maturities falls, and the converse is also true.

The following tables summarize the effect of an immediate, parallel shift in credit spreads in a static interest rate environment at September 30, 2009 and December 31, 2008:

	Credit Spread Shift in Basis Points
As at September 30, 2009	-200	-100	0	+100		+200
Total Fair Value	$10,559,059	$10,262,364	$9,965,669	$9,668,975		$9,372,280
Fair Value Change from Base	6.0%	3.0%	0.0%	(3.0%	)	(6.0%	)
Change in Unrealized Value	$593,390	$296,695	$-	$(296,695)		$(593,389)

	Credit Spread Shift in Basis Points
As at December 31, 2008	-200	-100	0	+100		+200
Total Fair Value	$8,424,377	$8,218,455	$8,012,533	$7,806,611		$7,600,689
Fair Value Change from Base	5.1%	2.6%	0.0%	(2.6%	)	(5.1%	)
Change in Unrealized Value	$411,844	$205,922	$-	$(205,922)		$(411,844)

As the performance of credit funds are driven by the valuation of the underlying bank loans, these funds are also exposed to credit spreads movement. The impact of a 15% decline in the fair value of our credit funds at September 30, 2009 is $16 million, on a pre-tax basis.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009. Based upon that evaluation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the third quarter of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (b)
July 1-31, 2009	-	-	-	$211.6 million
August 1-31, 2009	4,114	$28.46	-	$211.6 million
September 1-30, 2009	-	-	-	$211.6 million
Total	4,114		-	$211.6 million
(a)	Share repurchases relating to withhold to cover tax liabilities upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares. This repurchase plan is authorized to continue until December 31, 2009.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Appendix B to the Definitive Proxy Statement for the 2009 Annual General Meeting of Shareholders filed on March 27, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	2010 Directors Annual Compensation Program.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2009

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)