Form 10-K
period 2009-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2010-02-22
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was approximately $3.5 billion.

At February 16, 2010, there were outstanding 131,930,239 common shares, $0.0125 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 6, 2010 are incorporated by reference in Part III of this Form 10-K.

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

These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions and the persistence of the recent financial crisis,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims and coverage issues,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business,

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values, and

•	the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Conditions and Results of Operations’ included in this report.

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

During 2009, we purchased Dexta Corporation Pty Ltd (“Dexta”), an underwriting agency in Australia. Since 2005, we have been providing professional indemnity, directors and officers liability and information technology liability insurance coverages as a direct offshore foreign insurer in Australia through Dexta. Effective January 1, 2009, the insurance coverages previously underwritten through Dexta are underwritten directly by AXIS Specialty Australia.

Also in 2009, we established a new Global Accident & Health line of business within our insurance segment which, as of January 2010, provides domestic and international reinsurance coverage on a quota share, excess of loss and aggregate excess of loss basis. Coverages underwritten will include corporate personal accident and business travel accident products, association/affinity programs, student accident and catastrophic health products. We also expect to offer through this line of business U.S. insurance products including personal accident, business travel accident, student accident and sickness and special risks, including youth activities, day care and non-profit groups. These products will be offered to employer/employee and affinity groups as well as financial institutions, including banks, credit card issuers and credit unions.

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

Our near-term strategies conform to our long-term objectives but also reflect changes and opportunities within the global marketplace. The following is an overview of the insurance and reinsurance market since our first full year of operations in 2002, together with a discussion as to how we have evolved during this period. The following table shows gross premiums written in each of our segments over the last five years:

Year ended December 31,	2009	2008	2007	2006	2005

Insurance	$1,775,590	$1,841,934	$2,039,214	$2,070,467	$1,875,017
Reinsurance	1,811,705	1,548,454	1,550,876	1,538,569	1,518,868

Total	$3,587,295	$3,390,388	$3,590,090	$3,609,036	$3,393,885

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

During 2003, we were able to further diversify our global business by adding select underwriting teams and infrastructure in the U.S. and in Europe. Specifically, we established a meaningful presence in the wholesale insurance market in the U.S., which allowed us to quickly take advantage of favorable market conditions. We also entered the professional lines insurance business through a renewal rights transaction and simultaneous recruitment of an underwriting team from Kemper. The shortage of capacity for U.S. professional lines reinsurance business served as an opportunity for further diversification of our global treaty reinsurance business and establishment of a local presence in the U.S. reinsurance marketplace. By the end of 2003, we had also established a local presence in the Continental European reinsurance marketplace, allowing us to diversify into other traditional European treaty reinsurance business including motor liability and credit and bond. The establishment and growth of our U.S. and European reinsurance underwriting operations contributed to significant premium growth in our reinsurance segment during 2004 and 2005.

Since these early years of substantial growth, we have continued to establish our position in the global insurance and reinsurance marketplace. This has been against the backdrop of a softening market cycle throughout many of our property and liability lines of business, with increased competition, surplus underwriting capacity and deteriorating rates, terms and conditions all having an impact on our ability to write business. Despite this, our strong diversity by product and geography, has allowed us to effectively reallocate underwriting capacity around our business operations as we see market conditions change and business opportunities arise, allowing us to maintain a relatively stable level of gross premiums written during this period.

Within our reinsurance segment, although market conditions have not been particularly conducive to premium growth in recent years, including a trend of greater risk and retention appetite in the industry, conditions have generally been better than the primary market which has provided us with an opportunity to achieve greater market penetration in the U.S. and European reinsurance markets over this period. Further, market conditions improved across several lines of business during 2009, which, along with specific growth opportunities, allowed us to expand the segment this year.

Within our insurance segment, market conditions have been increasingly competitive for several years, with surplus capacity and price deterioration prevalent across most of our portfolio. As a result we have reduced our participation in certain business in recent years. The impact of this has been partially offset by specific growth opportunities. This has included the expansion of our professional lines business, both through the purchase of the Media Pro business in 2007 as well as new business opportunities arising during 2008 and 2009 in the aftermath of the financial market crisis. In recent years, we have also added underwriting expertise to our credit and political risk team and established a branch in Singapore, which has provided us with access to a broader range of distribution channels. This has allowed us to provide more products which are not as closely correlated to the property and liability cycle, in particular, emerging market sovereign and corporate credit. Our ability and appetite to write this business, however, was negatively impacted in the latter part of 2008 and throughout 2009 by the effects of the global financial crisis. In 2009, we established a new Global Accident and Health line of business within our insurance segment, which effective January 2010, provides corporate personal accident and business travel coverage as well as specialty and catastrophe health and ancillary property and casualty coverage. We intend to initially grow this business in the U.S. market and expand into the European, Canadian, Australian and Asian markets over time.

During 2007, we created a new Ceded Reinsurance Unit to coordinate our reinsurance purchasing activities, improve efficiency and consistency and take advantage of new opportunities in the marketplace. In recent years, we have expanded our reinsurance coverage, particularly for professional lines and casualty insurance business. This strategy has allowed us to reduce our overall net retentions relative to previous years and therefore deliver more value through an improvement in our risk/reward position.

Our use of technology allows us to maintain a low-cost infrastructure and efficient underwriting operations. In addition, we believe our technological capabilities provide us with competitive advantages as we seek to improve our relationships with our customers, provide enhanced levels of customer service and optimize our internal decision making process. During 2009, we implemented additional levels of back-up across our core processing systems, communication networks and databases to mitigate the disruption to fundamental business processing. We also expanded our usability of remote application technologies (i.e., remote access, web applications), video conferencing and geographically dispersed data synchronization to meet the demands of a more mobile and dispersed workforce.

We continue to strengthen our enterprise risk management framework, having created a separate Risk Management department during 2008. We value the strategic significance of an effective risk management structure, particularly in today’s complex environment. Our ERM practices are currently evaluated as “Strong” by Standard & Poor’s (“S&P”).

SEGMENT INFORMATION

Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re and therefore we have determined that we have two reportable segments, insurance and reinsurance. Except for goodwill and intangible assets, we do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio. Financial data relating to our segments is included in Note 3 to our Consolidated Financial Statements presented under Item 8 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

Insurance Segment

Lines of Business and Distribution

Our insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The following are the lines of business in our insurance segment:

•

Property: provides physical loss or damage, business interruption and machinery breakdown coverage for virtually all types of property, including commercial buildings, residential premises, construction projects and onshore energy installations. This line of business consists of both primary and excess risks, some of which are catastrophe-exposed.

•

Marine: provides coverage for traditional marine classes, including offshore energy, cargo, liability, recreational marine, fine art, specie, hull and war. Offshore energy coverages include physical damage, business interruption, operators extra expense and liability coverage for all aspects of offshore upstream energy, from exploration and construction through the operation and distribution phases.

•	Terrorism: provides coverage for physical damage and business interruption of an insured following an act of terrorism.

•

Aviation: provides hull and liability and specific war coverage primarily for passenger airlines but also for cargo operations, general aviation operations, airports, aviation authorities, security firms and product manufacturers.

•

Credit and political risk: provides credit and political risk insurance products for banks and corporations. Coverage is provided for a range of risks including sovereign default, credit default, political violence, currency inconvertibility and non-transfer, expropriation, aircraft non-repossession and contract frustration due to political events. The credit insurance coverage is primarily for lenders seeking to mitigate the risk of non-payment from their borrowers in emerging markets. For the credit insurance contracts, it is necessary for the buyer of the insurance (most often a bank) to hold an insured asset (most often an underlying loan) in order to claim compensation under the insurance contract. The traditional political risk coverage provides protection against sovereign actions that result in the impairment of cross-border investments for banks and major corporations (known as “CEND” coverages).

•

Professional lines: provides coverage for directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability, crime, professional indemnity and other financial insurance related coverages for commercial enterprises, financial institutions and not-for-profit organizations. This business is predominantly written on a claims-made basis.

•

Liability: primarily targets primary and low/mid-level excess and umbrella commercial liability risks in the U.S. excess and surplus lines markets. Target industry sectors include construction, manufacturing, transportation and trucking and other services.

•	Other: primarily consists of employee medical coverage for self-insured, small and medium sized employers, for losses in excess of a given retention.

We produce business primarily through wholesale and retail brokers worldwide. Some of our insurance products are also distributed through managing general agents and underwriters. In the U.S., we have the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted basis, or surplus lines basis, with flexibility in forms and rates as these are not filed with state regulators. Having non-admitted carriers in our U.S. group of companies provides the pricing flexibility needed to write non-standard coverage. Substantially all of our insurance business is written subject to aggregate limits, in addition to event limits.

Gross premiums written by broker, shown individually where premiums are 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2009		2008		2007

Marsh	$309,278	17%	$262,417	14%	$264,964	13%
Aon	270,658	15%	237,993	13%	259,929	13%
Willis	150,197	9%	156,887	9%	202,531	10%
Other brokers	803,183	45%	953,852	52%	1,056,163	52%
Managing general agencies and underwriters	242,274	14%	230,785	12%	255,627	12%

Total	$1,775,590	100%	$1,841,934	100%	$2,039,214	100%

No major customer accounted for more than 10% of the gross premiums written in the insurance segment.

Competitive Environment

We operate in highly competitive markets. In our insurance segment, where competition is focused on price as well as availability, service and other considerations, we compete with U.S. based companies with global insurance operations, as well as non U.S. global carriers and indigenous companies in regional and local markets. We believe we achieve a competitive advantage through a strong capital position and the strategic and operational linking of our practices, which allows us to design insurance programs on a global basis in alignment with the global needs of many of our clients.

Reinsurance Segment

Lines of Business and Distribution

Our reinsurance segment operates through offices based in Bermuda, New York, Zurich and Singapore. We focus on writing business on an excess of loss basis, where possible, whereby we typically provide an indemnification to the reinsured entity for a portion of losses both individually and in the aggregate, on policies in excess of a specified individual or aggregate loss deductible. For business written on a proportional basis, we receive an agreed percentage of the premium and are liable for the same percentage of incurred losses. Reinsurance may be written on a portfolio/treaty basis or on an individual risk/facultative basis. The majority of our business is written on a treaty basis and primarily offered to us by reinsurance brokers worldwide.

Our reinsurance segment provides non-life reinsurance to insurance companies on a worldwide basis. The following are the lines of business in our reinsurance segment:

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

•

Property: includes reinsurance written on both a proportional and a per risk excess of loss basis and covers underlying personal lines and commercial property exposures. Here the primary reason for the product is not simply to protect against catastrophic perils, however they are normally included with limitations.

•

Professional Liability: covers directors’ and officers’ liability, employment practices liability, medical malpractice, lawyers’ and accountants’ liability, environmental liability and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. Business is written on both a proportional and excess of loss basis.

•

Credit and Bond: consists of reinsurance of trade credit insurance products and includes both proportional and excess of loss structures. The underlying insurance indemnifies sellers of goods and services in the event of a payment default by the buyer of those goods and services. Also included in this line of business is coverage for losses arising from a broad array of surety bonds issued by bond insurers principally to satisfy regulatory demands in a variety of jurisdictions around the world.

•

Motor: provides coverage to cedants for motor liability and, to a lesser degree, property damage losses arising out of any one occurrence. The occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence.

•

Liability: provides coverage to insurers of standard casualty business, excess and surplus casualty business and specialty casualty programs. The primary focus of the underlying business is general liability, although workers compensation and auto liability are also written.

•

Engineering: provides coverage for all types of construction risks and risks associated with erection, testing and commissioning of machinery and plants during the construction stage. This line of business also includes coverage for losses arising from operational failures of machinery, plant and equipment and electronic equipment as well as business interruption.

•	Other: includes aviation, marine, personal accident and crop reinsurance.

Gross premiums written by broker, shown individually where premiums are 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2009		2008		2007

Aon	$677,810	37%	$536,435	35%	$506,198	33%
Marsh	496,900	27%	507,257	33%	550,036	35%
Willis	404,428	22%	253,647	16%	190,603	12%
Other brokers	62,944	4%	145,834	9%	194,224	13%
Direct	169,623	10%	105,281	7%	109,815	7%

Total	$1,811,705	100%	$1,548,454	100%	$1,550,876	100%

No major customer accounted for more than 10% of the gross premiums written in the reinsurance segment.

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

REINSURANCE PROTECTION

Our Ceded Reinsurance Unit coordinates the purchase of treaty and facultative reinsurance to reduce our exposure to large losses or a series of large losses. All treaty reinsurance purchases and our facultative reinsurance strategies are pre-approved by our Reinsurance Purchasing Group, which consists of senior management. Facultative reinsurance provides for all or a portion of the insurance provided by a single policy and each policy reinsured is individually negotiated. Treaty reinsurance provides for a specified type or category of risks. Our reinsurance agreements may be on an excess of loss or proportional basis. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. This excess point can be based on the size of an industry loss or a fixed monetary amount. These covers can be purchased on a package policy basis, which provide cover for a number of lines of business within one contract. Proportional covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss expenses from reinsurers. We remain liable for the original claim to the extent that reinsurers do not meet their obligations under these agreements.

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

The top lines of the table show for successive balance sheet dates the gross and net unpaid losses and loss expenses recorded at or prior to each balance sheet date. It can be seen that at December 31, 2005, a reserve of $3,270 million, net of reinsurance had been established.

The lower part of the table presents the net amounts paid as of periods subsequent to the balance sheet date. Hence in the year ended December 31, 2006, net payments of $880 million were made from the December 31, 2005 reserve balance. By the end of 2009, cumulative net payments against the December 31, 2005 net reserves were $1,771 million.

The upper part of the table shows the revised estimate of the net liabilities originally recorded as of the end of subsequent years. With the benefit of actual loss emergence over the intervening period, the net liabilities incurred as of December 31, 2005, are now estimated to be $2,529 million, rather than the original estimate of $3,270 million. Of the cumulative redundancy of $741 million recognized in the four years since December 31, 2005, $217 million was identified and recorded in 2006, $115 million in 2007, $188 million in 2008 and $221 million in 2009.

Importantly, the cumulative deficiency or redundancy for different balance sheet dates is not independent and therefore, should not be added together. In 2009, we have revised our estimate of the December 31, 2005, liabilities from $2,750 million to $2,529 million. This favorable development of $221 million will also be included in each column to the right of December 31, 2005, to recognize that there was also reserve redundancy in the reserves established at December 31, 2006, 2007 and 2008.

	Year ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009
Gross reserve for losses and loss expenses	$963	$215,934	$992,846	$2,404,560	$4,743,338	$5,015,113	$5,587,311	$6,244,783	$6,564,133
Reinsurance recoverable	-	(1,703)	(124,899)	(564,314)	(1,473,241)	(1,310,904)	(1,297,539)	(1,314,551)	(1,381,058)

Net losses and loss expenses reserve	963	214,231	867,947	1,840,246	3,270,097	3,704,209	4,289,772	4,930,232	5,183,075

Net reserves reestimated as of:
1 Year later	$165	$158,443	$686,235	$1,457,250	$3,053,561	$3,367,232	$3,913,485	$4,507,061
2 Years later	165	141,290	539,110	1,179,851	2,938,734	3,076,025	3,533,313
3 Years later	165	109,711	434,221	1,080,083	2,750,476	2,773,158
4 Years later	196	97,981	386,029	962,910	2,529,259
5 Years later	196	96,864	347,544	889,190
6 Years later	196	96,179	326,729
7 Years later	196	92,517
8 Years later	196

Cumulative redundancy	$767	$121,714	$541,218	$951,056	$740,838	$931,051	$756,459	$423,171

Cumulative net paid losses
1 Year later	$15	$47,838	$108,547	$291,695	$880,120	$636,266	$615,717	$982,036
2 Years later	125	56,781	169,853	432,963	1,292,738	999,280	1,147,990
3 Years later	165	66,569	202,136	511,325	1,500,652	1,355,821
4 Years later	165	63,835	221,644	574,874	1,771,039
5 Years later	165	72,323	245,978	615,920
6 Years later	165	80,099	254,676
7 Years later	165	81,130
8 Years later	165

Impact of unrealized foreign exchange movements:	$-	$961	$3,240	$4,664	$(13,329)	$23,581	$28,588	$(133,345)	$82,018

Gross reserve for losses and loss expenses re-estimated	$196	$111,420	$439,930	$1,434,178	$3,922,252	$3,961,497	$4,669,039	$5,771,504
Reinsurance recoverable	-	(18,903)	(113,201)	(544,988)	(1,392,993)	(1,188,339)	(1,135,726)	(1,264,443)

Net losses and loss expenses reserve re-estimated	196	92,517	326,729	889,190	2,529,259	2,773,158	3,533,313	4,507,061

Cumulative redundancy on gross reserve	$767	$104,514	$552,916	$970,382	$821,086	$1,053,616	$918,272	$473,279

The table above also shows the impact of foreign exchange rate movements. Movements in foreign exchange rates between periods result in variations in our net loss reserves, as the U.S. dollar, our reporting currency, strengthens or weakens against underlying currencies. For example, for the year ended December 31, 2009, the weakening of the U.S. dollar, primarily against the Euro and Sterling, resulted in an $82 million increase in our net loss reserves, established prior to, or during, 2009. We generally hold investments in the same currency as our net reserves, with the intent of matching the impact of foreign exchange movements on our assets and liabilities.

Conditions and trends that affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may be inappropriate to anticipate future redundancies or deficiencies based on historical experience. The key issues and considerations involved in establishing our estimate of our loss reserves is discussed in more detail within the ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ section of Item 7. For additional information regarding the key underlying movements in our loss reserves in the last three years, refer to the ‘Group Underwriting Results – Loss Ratio’ section of Item 7.

CASH AND INVESTMENTS

We seek to balance the investment portfolios’ objectives of (1) increasing book value with (2) the generation of stable investment income, while providing sufficient liquidity to meet our claims and other obligations. Liquidity needs arising from potential claims are of primary importance and are considered in asset class participation and the asset allocation process. Intermediate maturity investment grade fixed income securities have duration characteristics similar to our expected claim payouts and are therefore central to our investment portfolio’s asset allocation. At December 31, 2009, the duration of our fixed maturities portfolio was 3 years, which approximates the estimated duration of our net insurance liabilities.

To optimize the growth in our book value, we may invest in other asset classes such as equity securities, high yield securities and alternative investments (e.g. hedge funds) which provide higher potential total rates of return. Such investments involve varying degrees of risk, including the potential for more volatile returns and reduced liquidity.

With regard to our investment portfolio, we utilize third party investment managers for security selection and trade execution functions, subject to our guidelines and objectives for each asset class. This enables us to actively manage our investment portfolio with access to top talents specializing in various products and markets. We select the managers based on various criteria including investment style, track record, performance and corporate governance. Additionally, we monitor approved investment asset classes for each subsidiary through analysis of our operating environment, including expected volatility of cash flows, overall capital position, regulatory and rating agency considerations. The Finance Committee of our Board of Directors approves our overall group asset allocation targets and investment policy and guidelines to ensure that they are consistent with our overall goals, strategies and objectives. We also have an Investment Committee, comprising senior management, which oversees the implementation of our investment strategy.

For additional information regarding the investment portfolio refer to the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash and Investments’ section Item 7 and Note 5 – Investments to our Consolidated Financial Statements presented under Item 8.

ENTERPRISE RISK MANAGEMENT

OVERVIEW

Enterprise Risk Management (“ERM”)

ERM is our group-wide framework for identifying, managing, reporting and responding to risks that could affect the achievement of our strategic and financial objectives. The objectives of our ERM framework are to:

•	Protect our capital base by monitoring the most efficient deployment of capital

•	Monitor risk-taking within the Company against our risk-taking appetite;

•	Enhance value creation and contribute to an optimal risk-return profile; and

•	Support our group-wide decision making process by providing reliable and timely risk information.

Risk Landscape

Within our ERM framework, we distinguish between the following sources of risk:

•	Insurance – the inherent uncertainty as to the occurrence, amount and timing of insurance liabilities transferred to us through the underwriting process.

•	Credit – the risk of incurring financial loss due to diminished creditworthiness of our counterparties.

•	Investment – risk of potential losses in our investment portfolio as a result of market risks, as well as risk inherent in individual securities.

•	Operational – risks associated with our people, processes and systems, including external events.

•

Funding and liquidity – the risk that we are unable to meet our short-term financial obligations or raise funds to finance our commitments at an affordable cost. For further review of our liquidity and capital management refer to the ‘Liquidity and Capital Resources’ section of Item 7.

Risk Governance

The Risk Committee of our Board of Directors (“Board”) oversees, on the basis of proposals from management, the creation of a framework for the management of risk. The framework, ultimately approved by the Board, includes our risk management methodologies, standards, tolerances, and risk strategies. Our Risk Committee also assesses whether management is addressing risk issues in a timely and appropriate manner.

Our Risk Management Committee, comprising our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer and senior management from both our insurance and reinsurance segments and operations, is responsible for maintaining our risk standards as well as monitoring aggregations, risk tolerances and emerging risks. The Risk Management Committee acts as an interface between our Risk Committee and management, who are responsible for managing our business within defined risk tolerances.

Our Risk Management department oversees risk taking activities throughout the group, providing guidance and support for risk management practices. The Risk Management department is also responsible for assessing the combined impact of all risks and reporting on the group’s risk position by class of risk, segment of business, legal entity and group.

Our risk governance structure is complemented by our Internal Audit department. Internal Audit is an independent, objective assurance function that assesses the adequacy and effectiveness of our internal control systems. Internal audit also coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business.

Our risk management philosophy, framework and practices have provided us with stability during volatile times and we continuously seek to refine and update our approach. Regular, clear and open communication has helped us to build a consistent risk management culture across our diverse organization.

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

An element of our ERM framework is our economic capital model. Utilizing this modeling framework provides us with a holistic view of the capital we put at risk in any year by allowing us to understand the relative interaction between all of the risks impacting us. This integrated approach recognizes that a single risk factor can affect different sub-portfolios and that different risk factors can have different mutual dependencies. The economic capital model is used to support, inform and improve decision making across the Group. The model is regularly updated to reflect changes in our business and the external environment.

Recognizing that in extreme scenarios, many risks may interact to cause an impairment of our capital, our Board requires that the enterprise risk within our business is managed to preserve capital under such stress conditions. Our Board also recognizes that financial strength ratings are a key element of our competitive positioning and our ability to raise further capital. We actively manage and monitor our available capital against the capital required to operate at our targeted financial strength rating. We also review our available capital, both at a group and individual legal entity level, against the evolving capital requirements of the risk-based regulatory regimes to which we are subject.

MANAGING INSURANCE RISKS

Overview

Since our inception in 2001, we have expanded our international underwriting presence, with offices in Bermuda, the U.S., Europe, Singapore, Canada and Australia. Our disciplined underwriting approach coupled with an extensive group wide peer review process has enabled us to manage this growth in a controlled and consistent manner. This, coupled with our focus on maintaining high levels of experience in our underwriting teams, has ensured that our risk profile aligns closely with our defined risk appetite. We emphasize quality of underwriting rather than volume of business or market share.

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

Modeling natural peril catastrophes

Natural peril catastrophic risk is our largest aggregate exposure. In managing this risk, we are concerned with both the loss of capital due to a single event and the loss of capital that would occur from multiple (but perhaps small events) in any year. Natural catastrophes such as earthquakes, storms and floods represent a challenge for risk management due to their accumulation potential and occurrence volatility.

We use multiple commercial vendor models to price and accumulate risks. These models cover the major peril regions where we face potential exposure. In our reinsurance segment, we have also developed an internal proprietary application which allows us to track the results from various models for both pricing and aggregation purposes. Modeling allows us to simulate many hypothetical loss scenarios to supplement our experienced underwriting judgment. We centrally oversee our modeling for consistency in approach and form a global perspective on our group-wide accumulations.

We impose limits on natural peril catastrophe risk exposure at the group level. Based on our current tolerance, we are not willing to lose more than 25% of our prior year-end capital for a modeled single occurrence 1-in-250 year return period probable maximum net loss. We also impose limits on probable maximum losses in any one zone from a single event. A zone is a geographical area in which insurance risks are considered to be correlated to a single catastrophe event. Our executive management receives regular reports on our group-wide total natural peril exposures by peril and territory to ensure active monitoring of our risk positions.

The table below shows our loss exposures to peak natural peril catastrophe territories. We have developed these loss estimates using vendor models and our own assessments for non vendor modeled exposures. These estimates include assumptions regarding the location, size and magnitude of an event, the frequency of events, the construction type and damageability of property in a zone, and the cost of rebuilding property in a zone.

(in millions of U.S. dollars) Zone	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period

U.S.	Hurricane	$692.9	$958.5	$1,292.3
California	Earthquake	391.4	671.7	968.0
Europe	Windstorm	432.9	679.4	945.5
Japan	Earthquake	234.5	325.6	595.9
Japan	Windstorm	91.1	137.0	150.8

The following table provides our estimate of industry losses for the corresponding scenarios above:

(in billions of U.S. dollars) Zone	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period
U.S.	Hurricane	$78.1	$121.1	$194.6
California	Earthquake	16.3	27.9	50.0
Europe	Windstorm	21.2	30.3	44.0
Japan	Earthquake	14.7	20.8	37.8
Japan	Windstorm	15.3	20.8	33.8

The return period refers to the frequency with which losses of a given amount or greater are expected to occur. The figures take into account the fact that an event may trigger claims in a number of lines of business. For instance, our U.S. hurricane modeling includes, among other things, the estimated pre-tax impact to our financial results arising from our catastrophe, property, engineering, energy, marine and aviation lines of business. As indicated in the table above, our modeled single occurrence 1-in-100 year return period U.S. hurricane probable maximum loss, net of reinsurance, is approximately $959 million (or 17% of shareholders’ equity at December 31, 2009). According to our modeling, there is a one percent chance that our losses incurred in any single U.S. hurricane event could be in excess of $959 million. Conversely, there is a 99% chance that the loss from a U.S. hurricane will fall below $959 million. We estimate that, an event that gave rise to such hypothetical loss levels, at this return period, would cause industry losses of approximately $121 billion, resulting in an estimated market share of insured losses for us of 0.8%.

Managing risks from man-made catastrophes

Similar to our management of natural peril catastrophe exposures, we also take a similar focused and analytical approach to our management of man-made catastrophes. Man-made catastrophes, which include such risks as train collisions, airplane crashes, hotel fires or terrorism, are harder to model in terms of assumptions regarding intensity and frequency. For these risks we couple the vendor models (where available) with our bespoke modeling and underwriting judgment and expertise. This allows us to take advantage of business opportunities relating to man-made catastrophe exposures particularly where we can measure and limit the risk sufficiently as well as obtain risk-adequate pricing.

As an example of our approach, our assessment of terrorism risk is based on a mixture of qualitative and quantitative data (e.g. for estimating property damage, business interruption, mortality and morbidity subsequent to an attack of a predefined magnitude), which we use to control, limit and manage our aggregate terrorism exposure. We use vendor modeling and bespoke modeling tools to measure accumulations around potential terrorism accumulation zones on a deterministic and probabilistic basis. We supplement the results of our modeling with underwriting judgment.

Managing reserving risk

Our prudent reserving process demands data quality and reliability and requires a quantitative and qualitative review of both our overall reserves and individual large claims. Within a structured control framework, real-time claims information is communicated on a regular basis throughout our organization, including to senior management, to provide an increased awareness regarding the losses that have taken place throughout the insurance markets. The detailed and analytical reserving approach that follows is designed to absorb and understand the latest information on our reported and unreported claims, to recognize the resultant exposure as quickly as possible, no matter how large, and above all else, to make appropriate and realistic provisions in our financial statements.

Reserving for long-tail lines of business, and in particular liability business, represents the most significant reserving risk for us. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because of a stacking-up effect: for liability business, we carry reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on liability business in a variety of ways. First, we limit the amount of liability business we write in line with maintaining a well balanced and diversified global portfolio of business. In 2009, net premiums written on liability business represented less than 20% of our consolidated total. We purchase extensive reinsurance on liability business in our insurance segment to reduce our net positions.

Additionally, our underwriters and actuaries follow a disciplined underwriting process that utilizes all available data and information, including industry trends. Our underwriting guidelines within each business stipulate detailed pricing information required from clients, including historical premium development, historical loss experience, targeted loss ratio and exposure rate information. Our underwriters and pricing actuaries supplement this with data purchased externally. In our reinsurance segment, we also conduct an extensive program of cedant underwriting and claims audits which allow us to better inform our underwriting and reserving decisions. We employ contract wording specialists, who, along with our legal department and underwriters, are involved in contract wording reviews. These reviews help us clarify contract wording and reflect the understanding of our underwriters. These reviews are particularly important when new clauses or changes in clauses are proposed. We have established prudent reserving policies for determining carried reserves. These policies are systemic and we endeavor to apply them consistently over time.

Managing claims handling risk

In accepting risk, we are committing to the payment of claims and therefore these risks must be understood and controlled. We have claims teams located throughout our main operating locations. Our claim teams include a diverse group of experienced professionals, including claims adjusters and attorneys. We also use approved external service providers, such as independent adjusters and appraisers, surveyors, accountants, investigators and specialist attorneys, as appropriate. We maintain claims handling guidelines and claims reporting control and escalation procedures in all our claims units. To ensure that claims are handled and reported in accordance with these guidelines, all large claims matters are reviewed during weekly claims meetings. The minutes from each meeting also are circulated to our underwriters, senior management and others involved in the reserving process. To maintain communication between underwriting and claims teams, claims personnel regularly report at underwriting meetings and frequently attend client meetings.

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

We monitor and control the aggregation of credit risk on a group-wide basis by assigning limits on maximum credit exposures by single obligors and groups, industry sector, country, region or other inter-dependencies. Limits are based on a variety of factors including the prevailing economic environment and the nature of the underlying credit exposures. The credit risk reporting process is supported by our Group Credit Risk Exposure Database, which contains relevant information on counterparty details and credit risk exposures. It is accessible by all key practitioners in the Group, thus providing essential transparency to allow for the implementation of active exposure management strategies. We also license third party databases to provide a real-time view of credit exposures.

Credit risk relating to our fixed maturities

With our fixed maturity investment portfolio, which represents $10 billion, or 63% of our total assets, we are exposed to potential losses arising from the diminished creditworthiness of issuers of bonds as well as third party counterparties such as custodians. We limit such credit risk through diversification and issuer exposure limitation graded by ratings.

Specifically, we manage our credit exposure by limiting the purchase of fixed maturities to investment grade securities. In addition, excluding U.S. government and agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our fixed maturities portfolio for securities rated A- or above and 1% or less of our fixed maturities portfolio for securities rated between BBB and BBB+.

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

Credit risk relating to our underwriting portfolio

In our insurance segment, we provide credit insurance primarily for lenders (financial institutions) seeking to mitigate the risk of non-payment from their borrowers in emerging markets. This product has complemented our more traditional political risk insurance business in recent years. For the credit insurance contracts, it is necessary for the buyer of the insurance, most often a bank, to hold an insured asset, most often an underlying loan, in order to claim compensation under the insurance contract. The vast majority of the credit insurance provided is for single-name illiquid risks, primarily in the form of senior secured bank loans that can be individually analyzed and underwritten. As part of this underwriting process, our rigorous evaluation of credit-worthiness and reputation of the obligor is critical and forms the cornerstone of the underwriting process. We prefer that our clients retain a significant share of each transaction that we insure. A key element to our underwriting analysis is the assessment of recovery in the event of default and, accordingly, the strength of the collateral and the enforceability of rights to the collateral are paramount. We avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also seek to avoid terms in our credit insurance contracts which introduce liquidity risk, most notably, in the form of a collateralization requirement upon a ratings downgrade. We also provide protection against sovereign default or sovereign actions that result in impairment of cross-border investments for banks and corporations. Our contracts generally include warranties, representations, exclusions and waiting periods. Under most of our policies, a loss payment is made in the event the debtor failed to pay our client when payment is due subject to a waiting period of up to 180 days.

In our reinsurance segment, we provide reinsurance of credit and bond insurers exposed to the risks of financial loss arising from non-payment of trade receivables covered by a policy (credit insurance) or non-performance (bonding). This credit exposure in our reinsurance segment relates primarily to exposures arising in Western economies, although in 2009 we also began writing surety business in the U.S. and Latin America. Our insureds are generally able to reduce or cancel limits under whole-turnover credit insurance at any time without prior notice. This enables our insureds to act quickly to specific distressed credits and therefore the potential loss exposures can be significantly reduced.

MANAGING INVESTMENT RISKS

Investment risk encompasses the risk of loss in our investment portfolio as a result of market risks, as well as risks inherent in individual securities. Market risks represent the adverse impact on our cash and investments resulting from fluctuations in interest rates (inclusive of credit spreads), equity prices and foreign currency rates.

We manage the risks in our investment portfolio in a number of ways. To maintain diversification and avoid aggregation of risks, we place limits on asset class and individual security exposures. We monitor compliance with these limits on an ongoing basis. Further, except for the use of leverage within our investment in medium term notes, our investment policy and guidelines do not permit the use of leverage in any of our fixed maturity portfolios. We also manage the duration of our investment portfolio to approximate the anticipated duration of our re/insurance liabilities, so that changes in interest rates have approximately offsetting economic value impacts on our assets and liabilities.

Additionally, we manage foreign currency risk by seeking to match our estimated insurance and reinsurance liabilities payable in foreign currencies with assets, including cash and investments that are denominated in such currencies. When necessary, we may also use derivatives, such as forward contracts and currency options, to economically hedge portions of our un-matched foreign currency exposures.

We regularly stress test our investment portfolio using historical and hypothetical scenarios to analyze the impact of unusual market conditions and to ensure potential investment losses remain within our risk appetite.

MANAGING OPERATIONAL RISKS

Operational risk represents the risk of financial loss as a result of inadequate processes, system failures, human error or external events. Operational risks include for example, employee or third party fraud, business interruptions, inaccurate processing of transactions, IT failures, the loss of key employees without appropriate successors and non-compliance with reporting obligations. We maintain an operational loss-event database which helps us better monitor and analyze potential operational risk and identify any potential trends within the business.

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

For enterprise-wide risks, such as business continuity, IT and human capital, we continue to review our key risks, and focus our efforts accordingly. One such focus is our business continuity plans, with an emphasis on recovery from unexpected events such as a natural catastrophe and possibility of a pandemic. During 2009, we continued to review our Business Continuity Planning procedures through cyclical planned tests, all of which were completed satisfactorily.

With respect to IT risk, the dependency of our core processes on IT is rapidly increasing, with corresponding implications for risk. It is therefore important that we ensure the availability of applications and the integrity and security of critical data. During 2009, we implemented additional levels of back-up across our core processing systems, communication networks and databases to mitigate the disruption to fundamental business processing. We also expanded our usability of remote application technologies (i.e., remote access, web applications), video conferencing, and geographically dispersed data synchronization to meet the demands of a more mobile and dispersed workforce.

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

Bermuda

As a holding company, AXIS Capital is not subject to Bermuda insurance regulations. Our operating subsidiary in Bermuda, AXIS Specialty Bermuda, is subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”). The Insurance Act provides that no person may carry on any insurance or reinsurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority, (“BMA”), under the Insurance Act. The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the Annual Statutory Financial Return with the BMA.

AXIS Capital and AXIS Specialty Bermuda must comply with provisions of the Bermuda Companies Act 1981, as amended (the “Companies Act”), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

In August 2008, AXIS Specialty Bermuda established a Singapore Branch to transact insurance and reinsurance domestically and internationally. The branch is also regulated by the Monetary Authority of Singapore pursuant to The Insurance Act, is registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and regulated by ACRA pursuant to The Companies Act. Prior to establishing its Singapore branch, AXIS Specialty Bermuda had maintained a representative office in Singapore since 2004.

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

State Insurance Regulation

Our U.S. insurance subsidiaries also are subject to regulation and supervision by their respective states of domicile and by other jurisdictions in which they do business. The regulations generally are derived from statutes that delegate regulatory and supervisory powers to an insurance official. The regulatory framework varies from state to state, but generally relates to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital standards, material transactions between an insurer and its affiliates, the licensing of insurers, agents and brokers, restrictions on insurance policy terminations, the nature of and limitations on the amount of certain investments, limitations on the net amount of insurance of a single risk compared to the insurer’s surplus, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the financial condition and market conduct of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses, expenses and other obligations.

Our U.S. insurance subsidiaries are required to file detailed quarterly statutory financial statements with state insurance regulators in each of the states in which they conduct business. In addition, the U.S. insurance subsidiaries’ operations and accounts are subject to financial condition and market conduct examination at regular intervals by state regulators.

Regulators and rating agencies use statutory surplus as a measure to assess our U.S. subsidiaries’ ability to support business operations and pay dividends. Our U.S. insurance subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid from earned surplus without prior approval from regulatory authorities. These restrictions differ by state, but generally are based on calculations using statutory surplus, statutory net income and investment income. In addition, many state regulators use the National Association of Insurance Commissioners promulgated risk-based capital requirements as a means of identifying insurance companies which may be undercapitalized.

Although the insurance industry generally is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. In November 2002, the Terrorism Risk Insurance Act, (“TRIA”), was enacted. TRIA, amended and restated in 2005, established a temporary federal program that requires the U.S. and other insurers writing specified commercial property and casualty insurance policies in the U.S. to make available in some policies coverage for losses resulting from terrorists’ acts committed by foreign persons or interests in the U.S. or with respect to specified U.S. air carriers, vessels or missions abroad. In December 2007, the Terrorism Risk Insurance Revision and Extension Act of 2007 was enacted, which extended the material provisions of TRIA for an additional seven years and expanded coverage to include domestic acts of terrorism.

Operations of AXIS Specialty Bermuda, AXIS Re Ltd., AXIS Re Europe, AXIS Specialty Europe and AXIS Specialty London

The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by insurers and reinsurers that are not admitted to do business within such jurisdictions, or conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in 48 of the United States and the District of Columbia, and has applied for authorization to write surplus lines business in Puerto Rico. AXIS Specialty Bermuda and AXIS Re Ltd. (including its branch AXIS Re Europe) are not licensed or eligible to write business in the United States. AXIS Specialty Bermuda, AXIS Specialty Europe and AXIS Re Ltd. do not maintain offices, solicit, advertise, underwrite, settle claims or conduct any insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized.

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

Our European legal entities will be subject to Solvency II regulation, when the Directive is implemented in Ireland in 2012. Solvency II is a risk based capital regime that consolidates and modernizes European insurance and reinsurance regulation and supervision. Under Solvency II, European insurers and reinsurers will calculate capital in accordance with a new standard formula or approved internal model, implement a risk management framework and governance measures and fulfill enhanced disclosure requirements.

AXIS Reinsurance Company (Canadian Branch)

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

Ireland

AXIS Specialty Europe

AXIS Specialty Europe is a non-life insurance limited liability company incorporated under the laws of Ireland and is authorized and regulated by the Irish Financial Services Regulatory Authority (“IFR”) pursuant to the Insurance Acts 1909 to 2000, as amended, statutory instruments and the Central Bank and Financial Services Authority of Ireland Acts 2003 and 2004, as well as regulations relating to general insurance. AXIS Specialty Europe is authorized to conduct business in 14 non-life insurance classes of business.

Ireland is a member of the European Economic Area, (“EEA”), which comprises each of the countries of the European Union, (“EU”), and Iceland, Lichtenstein and Norway. Ireland transposed the EU’s Third Non-Life Insurance Directive into Irish law. This directive introduced a single system for the authorization and financial supervision of non-life insurance companies by their home state. Under this system, AXIS Specialty Europe is permitted to provide insurance services to clients located in any other EEA member state (“Freedom of Services”), provided it has notified the IFR and subject to compliance with any “general good” as may be established by other EEA member state regulator. AXIS Specialty Europe has notified the IFR of its intention to provide insurance services from Ireland and the United Kingdom on a Freedom of Services basis in all 29 EEA countries.

The Third Non-Life Directive also permits AXIS Specialty Europe to carry on insurance business in any other EEA member state under the principle of “Freedom of Establishment.” In May 2003, AXIS Specialty Europe established a UK branch known as AXIS Specialty London. IFR remains responsible for the prudential supervision of the UK branch, however, AXIS Specialty London must also comply with the “general good” requirements of the Financial Services Authority of the United Kingdom.

In July 2008, AXIS Specialty Europe established AXIS Specialty Australia, a branch office in Australia to transact general insurance business. The IFR continues to be the responsible supervisory authority, however, the Australia Prudential Regulation Authority is also responsible for prudential supervision of the branch. AXIS Specialty Europe is also registered with the Australia Securities Investment Commission in accordance with Australia’s Corporations Act 2001, as amended.

AXIS Re Ltd.

AXIS Re Ltd. is a reinsurance limited liability company incorporated under the laws of Ireland. AXIS Re Ltd. is authorized by the IFR as a composite reinsurer (non-life and life) in accordance with the European Communities (Reinsurance) Regulations 2006 (the “Regulations”). The Regulations, as amended, provide a comprehensive framework for the authorization and supervision of reinsurers in Ireland.

The EU Reinsurance Directive provides that the authorization and supervision of European reinsurers is the responsibility of the EU member where the head office of the relevant reinsurer is located. Once authorized in its home state, a reinsurer is automatically entitled to conduct reinsurance business in all EEA member states under the principles of Freedom of Establishment and Freedom of Services, similar to the system that applies to EU based insurers. The Reinsurance Directive provides that the financial and prudential supervision of a reinsurer, including that of the business it carries on in other countries, either through branches or Freedom of Services, is the sole responsibility of the home state. Significant reinsurance regulation includes the Irish Financial Regulator’s Corporate Governance for Reinsurance Undertakings guidance, Fit and Proper requirements and Investment Policy guidance.

In September 2003, AXIS Re Ltd. established a branch in Zurich, Switzerland, known as AXIS Re Europe. The Swiss Financial Regulator does not impose additional regulation upon a branch of an authorized reinsurer.

During 2009, AXIS Re Ltd. obtained regulatory permissions to reinsure companies in Argentina, Brazil, Chile, Columbia, Dominican Republic, Ecuador, Guatemala and Mexico.

AXIS Specialty Holdings Ireland Ltd.

AXIS Specialty Holdings Ireland Ltd. is the holding company for AXIS Specialty Europe Ltd and AXIS Re Ltd. As a holding company of EU regulated insurance and reinsurance companies, AXIS Specialty Holdings Ireland Ltd. is subject to the IFR’s Fit and Proper and solvency requirements.

AXIS Specialty Global Holdings

AXIS Specialty Global Holdings is an intermediate holding company for the AXIS U.S. insurance and reinsurance companies. It is not subject to insurance regulation.

United Kingdom

Under the law of England and Wales, a company may only transact insurance and/or reinsurance business in the United Kingdom upon authorization. AXIS Specialty Bermuda and the U.S. insurance subsidiaries are not authorized to transact insurance and/or reinsurance business in the United Kingdom. AXIS Re Ltd. is authorized to conduct business in the United Kingdom pursuant to the reinsurance directive, and AXIS Specialty Europe is authorized to conduct business through its branch, AXIS Specialty London.

Switzerland

AXIS Re Ltd. conducts reinsurance business from its branch in Zurich, Switzerland, subject to the supervision of the IFR. AXIS Specialty Europe, AXIS Specialty Bermuda and the U.S. insurance subsidiaries are not authorized to conduct insurance or reinsurance business in Switzerland.

Singapore

AXIS Specialty Bermuda conducts insurance and reinsurance business from its branch in Singapore, subject to the supervision of the BMA and Monetary Authority of Singapore. AXIS Specialty Europe, AXIS Re Ltd., and the U.S. insurance subsidiaries are not authorized to conduct insurance or reinsurance business in Singapore.

Canada

AXIS Reinsurance Company conducts insurance and reinsurance business from its branch in Canada, subject to the supervision of the New York Department of Insurance and The OSFI Canada. AXIS Specialty Europe, AXIS Re Ltd., AXIS Specialty Bermuda and the U.S. other insurance subsidiaries are not otherwise authorized to conduct insurance or reinsurance business in Canada.

Australia

AXIS Specialty Europe conducts insurance business from its branch in Australia, subject to the supervision of the Irish Financial Regulator and the Australian Prudential Regulatory Authority. AXIS Specialty Bermuda, AXIS Re Ltd. and the U.S. insurance subsidiaries are not authorized to conduct insurance or reinsurance business in Australia.

Other Countries

The AXIS insurance and reinsurance companies also insure and reinsure risks in many countries in accordance with regulatory permissions and exemptions available to non-admitted insurers and reinsurers.

EMPLOYEES

As of February 12, 2010 we had 882 employees. We believe that our employee relations are excellent. None of our employees are subject to a collective bargaining agreement.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore file periodic reports, proxy statements and other information, including reports filed by officers and directors under Section 16(a) of the Exchange Act, with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as us) and the address of that site is (http://www.sec.gov). Our common shares are traded on the NYSE with the symbol “AXS” and you can review similar information concerning us at the office of the NYSE at 20 Broad Street, New York, New York, 10005. Our Internet website address is http://www.axiscapital.com. Information contained in our website is not part of this report.

We make available free of charge, including through our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Current copies of the charter for each of our Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee, Finance Committee, Executive Committee and Risk Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct, are available on our internet website at http:www.axiscapital.com.

ITEM 1A: RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto:

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, explosions, severe winter weather, fires, and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

Increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Also, changes in climate conditions may further increase the frequency and severity of catastrophe activity and losses in the future. As an example of the impact of catastrophe events, in 2008 we incurred net losses on Hurricanes Ike and Gustav of $408 million, which materially reduced our net income for that year. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophe events could have a material adverse effect on our results of operations or financial condition.

The persistence of the recent financial crisis or recurrence of a similar crisis could materially and adversely affect our business and financial condition.

Worldwide financial markets recently experienced unprecedented volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events resulted in extraordinary responses by governments worldwide, including the enactment of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act in 2009 in the U.S. This market turmoil has affected (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. While financial markets have stabilized in recent months, there continues to be significant uncertainty regarding the timeline for global economic recovery. As such, evolving market conditions may continue to affect our results of operations, financial position and capital resources. In the event that a similar market disruption recurs, it could result in a prolonged economic downturn or recession and our results of operations, financial position and/or liquidity, and competitive landscape could be materially and adversely affected.

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

We have limited terrorism coverage in our own reinsurance program for our exposure to catastrophe losses related to acts of terrorism. Furthermore, although the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and to other limitations. Under TRIEA, once our losses attributable to certain acts of terrorism exceed 20% of our direct commercial property and liability insurance premiums for the preceding calendar year, the federal government will reimburse us for 85% of such losses in excess of this deductible. Notably, TRIEA does not provide coverage for reinsurance losses or for losses involving nuclear, biological, chemical or radiological events. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism, particularly those in our reinsurance segment or those involving nuclear, biological, chemical or radiological events, could materially and adversely affect our results of operations, financial condition and/or liquidity in future periods. TRIEA may not be extended beyond 2014.

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

Our credit and political risk line of business also protects insureds in foreign jurisdictions against non-payment coverage on specific loan obligations as a result of commercial as well as political risk events. The vast majority of the credit insurance provided is for single-named illiquid risks, primarily in the form of secured bank loans that can be individually analyzed and written. We avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also avoid terms in our credit insurance contracts which introduce liquidity risk, most notably, in the form of a collateralization requirement upon a ratings downgrade. Although we also attempt to manage our exposure, by among other things, setting credit limits by country, region, industry and individual counterparty and regularly reviewing our aggregate exposures, the occurrence of one or more large losses on our credit insurance portfolio could have a material adverse effect on our results of operations or financial condition.

If actual claims exceed our loss reserves, our financial results could be adversely affected.

While we believe that our loss reserves at December 31, 2009 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses significantly greater or less than the reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2009 as well as claims expected to arise from unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.

The uncertainty in our reserve estimate is particularly pronounced for a company like ours that has a limited operating history and therefore relies more upon industry benchmarks. To reduce some of the uncertainty, management performs an analysis of additional factors to be considered when establishing our IBNR, intended to enhance our best estimate beyond quantitative techniques. At December 31, 2009, we recorded additional IBNR for uncertainties relating to the timing of the emergence of claims. Although time lags are incorporated within the actuarial methods discussed above, these rely on industry experience which may not be indicative of our business. For example, the low frequency, high severity nature of much of our business, together with the vast and diverse expanse of our worldwide exposures, may limit the usefulness of claims experience of other insurers and reinsurers for similar types of business.

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

As industry practices and legal, judicial, social, political and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims, such as the effects that recent disruptions in the credit markets could have on the number and size of reported claims under directors and officers and professional liability insurance lines of business. In some instances, these changes may not become apparent until some time after we have issued the insurance or reinsurance contracts that are affected by the changes. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors (see above). As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our results of operations or financial condition.

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. We generally limit the program size for each client on our insurance business and purchase reinsurance for many of our lines of business. In the case of proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. In addition, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks may not be enforceable in the manner we intend. We cannot be sure that any of these loss limitation methods will be effective and mitigate our loss exposure. As a result of these risks, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations or financial condition.

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

In program business conducted by our insurance segment, following our underwriting, financial, claims and information technology due diligence reviews, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. Once a program commences, we must rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we monitor our programs on an ongoing basis, our monitoring efforts may not be adequate or our agents may exceed their underwriting authorities or otherwise breach obligations owed to us. To the extent that our agents exceed their authorities or otherwise breach obligations owed to us in the future, our results of operations and financial condition could be materially adversely affected.

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

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us.

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

Our investment portfolio is exposed to significant capital markets risk related to changes in interest rates, credit spreads and equity prices as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.

The performance of our cash and investments portfolio has a significant impact on our financial results. A failure to successfully execute our investment strategy could have a significant impact on our results of operations or financial condition.

Our investment portfolio is subject to a variety of market risks, including risks relating to general economic conditions, interest rate fluctuations, equity price risk, foreign currency movements, pre-payment or reinvestment risk, liquidity risk and credit risk. Although we attempt to manage market risks through, among other things, stressing diversification and conservation of principal and liquidity in our investment guidelines, it is possible that, in periods of economic weakness or periods of turmoil in capital markets, we may experience significant losses in our portfolio.

Our fixed maturities, which represent 91% of our total investments at December 31, 2009, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, resulting in a lower book value. Conversely, a decline in interest rates could reduce our investment yield, which would reduce our overall profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. Our fixed maturities may also be adversely impacted by fluctuations in credit spreads. A credit spread is the difference between the yield on the fixed maturity security of a particular borrower (or a class of borrowers with a specified credit rating) and the yield of a fixed maturity U.S. Treasury security of similar maturity. Accordingly, as credit spreads widen the fair value of our non-U.S. Treasury fixed maturity security will underperform a U.S. Treasury security of similar maturity.

As part of our diversification strategy, 7% of our investment portfolio is invested in equities and other investments. Other investments consist primarily of hedge funds, credit funds, the equity tranches of collateralized loan obligations and a short duration high yield fund.

Given our reliance on external investment managers, we are also exposed to operational risks, which may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans.

Our operating results may be adversely affected by currency fluctuations.

Our reporting currency is the U.S. dollar. However, a portion of our gross premiums are written in currencies other than the U.S. dollar. A portion of our loss reserves and investments are also in non-U.S. currencies. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results. Although we attempt to manage our foreign currency exposure through matching of our major foreign denominated assets and liabilities, as well as through use of currency derivatives, there is no guarantee that we will successfully mitigate our exposure to foreign exchange losses.

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

Neither AXIS Specialty Bermuda nor AXIS Re Ltd. is licensed or admitted as an insurer or reinsurer in any jurisdiction other than Bermuda, Ireland and Singapore. Because the U.S. and some other jurisdictions do not permit insurance companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security mechanisms are in place, our reinsurance clients in these jurisdictions typically require AXIS Specialty Bermuda and AXIS Re Ltd. to provide letters of credit or other collateral. Our credit facility is used to post letters of credit. However, if our credit facility is not sufficient, or if we are unable to renew our credit facility on commercially affordable terms when it expires on August 25, 2010, or if we are unable to arrange for other types of security on commercially affordable terms, AXIS Specialty Bermuda and AXIS Re Ltd. could be limited in their ability to write business for some of our clients.

A downgrade in our credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.

As our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies, a downgrade, withdrawal or negative watch/outlook by any of these institutions could cause our competitive position in the insurance and reinsurance industry to suffer and make it more difficult for us to market our products. If we experience a credit rating downgrade, withdrawal or negative watch/outlook in the future, we could incur higher borrowing costs and may have more limited means to access capital. A downgrade, withdrawal or negative watch/outlook could also result in a substantial loss of business for us as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher credit ratings.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers and derive a significant portion of our business from a limited number of brokers. MMC (Marsh & McLennan Companies, Inc.), including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation and Willis Group Holdings Ltd., provided a total of 64% of our gross premiums written during 2009. Our relationships with these brokers are based on the quality of our underwriting and claim services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other insurers/reinsurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us and these brokers may favor their own insurers/reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

Certain of our policyholders and intermediaries may not pay premiums owed to us due to bankruptcy or other reasons.

Bankruptcy, liquidity problems, distressed financial condition or the general effects of economic recession may increase the risk that policyholders or intermediaries, such as insurance brokers, may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts may not permit us to cancel our insurance even though we have not received payment. If non-payment becomes widespread, whether as a result of bankruptcy, lack of liquidity, adverse economic conditions, operational failure or otherwise, it could have a material adverse impact on our revenues and results of operations.

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

Competition in the insurance industry could reduce our growth and profitability

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

In recent years, we have experienced a softening market cycle throughout many of our property and liability lines of business, with increased competition, surplus underwriting capacity and deteriorating rates, terms and conditions all having an impact on our ability to write business. While market conditions generally improved during 2009 on many lines of business, there is no assurance that such improvements in rates and conditions will continue.

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

Our insurance and reinsurance subsidiaries conduct business globally, including in 50 states of the U.S. and the District of Columbia. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting regulations. These laws and regulations also sometimes restrict payments of dividends and reductions of capital. These statutes, regulations and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from these statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies could have an adverse effect on our business.

Potential government intervention in our industry as a result of recent events and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.

Government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. An example of such intervention was the expansion of the Florida Hurricane Catastrophe Fund in 2007, which increased the capacity of the Fund to compete against commercial providers of catastrophe reinsurance. In addition, in December 2007, the Terrorism Risk Insurance Revision and Extension Act of 2007 extended the material provisions of TRIA for an additional seven years to December 31, 2014 and expanded coverage to include domestic acts of terrorism.

In addition, in recent years certain U.S. and non-U.S. judicial and regulatory authorities, including U.S. Attorney’s Offices and certain state attorneys general, have commenced investigations into other business practices in the insurance industry. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:

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

In addition, there are efforts currently underway in the U.S. to federally regulate financial services companies, which could include insurance companies, including through the establishment of a U.S. federal regulatory body or agency. This legislation, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. The U.S. Congress could revisit U.S. federal preemption of state insurance regulations and implement solvency and capital requirements. We cannot predict whether any U.S. federal legislation will be enacted at all, or if it is enacted, what issues it will address. Any such legislation could have an effect on our business and results of operations.

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

Global climate change may have a material adverse effect on our results of operation and financial condition if we are not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors.

Recent North Atlantic hurricane seasons have shown a marked increase in windstorm activity, both in terms of total number of storms and their intensity. Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution and there is debate as to whether this has caused a gradual increase in global average temperatures. Increasing global average temperatures may continue in the future and could impact our business in the long-term. However, there is little consensus in the scientific community regarding the effect of global environmental factors on the frequency and severity catastrophes. Climatologists concur that heat from the ocean drives hurricanes, but they cannot agree on how much ocean temperature changes alter the annual outlook. In addition, it is unclear whether rising sea temperatures are part of a longer cycle.

We attempt to mitigate the risk of financial exposure from climate change through our underwriting risk management practices. This includes sensitivity to geographic concentrations of risks, the purchase of protective reinsurance and selective underwriting criteria which can include, but is not limited to, higher premiums and deductibles and more specifically excluded policy risks. However, given the scientific uncertainty about the causes of increased frequency and severity of catastrophes and the lack of adequate predictive tools, a continuation and worsening of recent trends may have a material impact on our results of operation or financial condition.

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

Accordingly, we expect that none of our companies other than AXIS Ireland Holdings, AXIS Re Ltd., AXIS Specialty Europe and AXIS Specialty Global Holdings Limited should be subject to Irish corporation tax. Nevertheless, since the determination as to whether a company is resident in Ireland is a question of fact to be determined based on a number of different factors and since neither case law nor Irish legislation conclusively defines the activities that constitute trading in Ireland through a branch or agency, the Irish Revenue Commissioners might contend successfully that any of our companies, in addition to AXIS Ireland Holdings, AXIS Re Ltd., AXIS Specialty Europe and AXIS Specialty Global Holdings Limited, is resident in or otherwise trading through a branch or agency in Ireland and therefore subject to Irish corporation tax. If this were the case, our results of operations could be materially adversely affected.

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

The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In response to a number of measures taken and commitments by the government of Bermuda in June, 2009, Bermuda was listed as a jurisdiction that has substantially implemented those standards. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Changes in U.S. federal income tax law or the manner in which it is interpreted could materially adversely affect us.

Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States, but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates. A similar provision was included as part of President Obama’s proposed budget for fiscal year 2011. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on us. In addition, existing interpretations of U.S. federal income tax laws could change, also resulting in an adverse impact on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no outstanding, unresolved comments from the SEC staff at December 31, 2009.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares, $0.0125 par value, are listed on the New York Stock Exchange under the symbol “AXS”. The following table sets forth the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2009			2008
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$30.55	$17.32	$0.20	$41.81	$32.77	$0.185
2nd Quarter	$27.43	$22.02	$0.20	$36.65	$29.65	$0.185
3rd Quarter	$30.94	$25.06	$0.20	$36.00	$27.74	$0.185
4th Quarter	$31.73	$27.76	$0.21	$31.47	$17.27	$0.200

On February 17, 2010, the number of holders of record of our common shares was 52. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

The declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions, including those set forth in our credit facility.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate. See Item 8, Note 18 to the Consolidated Financial Statements included in this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the number of shares we repurchased in the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part Of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs(b)
October 1-31	-	-	-	$211.6 million
November 1-30	2,505,257	$29.57	2,504,608	$137.5 million
December 1-31	3,348,515	$28.55	3,346,540	$542.0 million
Total	5,853,772		5,851,148	$542.0 million
(a)	Share repurchases relating to withhold to cover tax liabilities upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares until December 31, 2009.

On December 10, 2009, our Board of Directors extended the above repurchase plan until December 31, 2011. Further, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $500 million of our common shares to be effected from time to time in the open market or private negotiated transactions. This share repurchase plan will expire on December 31, 2011.

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

	As of and for Year ended December 31
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$3,587,295	$3,390,388	$3,590,090	$3,609,036	$3,393,885
Net premiums earned	2,791,764	2,687,181	2,734,410	2,694,270	2,553,683
Net investment income	464,478	247,237	482,873	407,100	256,712
Net realized investment (losses) gains	(311,584)	(85,267)	5,230	(25,702)	(16,912)
Net losses and loss expenses	1,423,872	1,712,766	1,370,260	1,425,855	2,051,129
Acquisition costs	420,495	366,509	384,497	386,959	337,383
General and administrative expenses	370,157	335,758	303,831	268,396	212,842
Interest expense and financing costs	32,031	31,673	51,153	32,954	32,447
Preferred share dividends	36,875	36,875	36,775	37,295	4,379
Net income available to common shareholders	$461,011	$350,501	$1,055,243	$925,765	$90,061

Per Common Share Data:
Basic earnings per common share	$3.36	$2.50	$7.15	$6.18	$0.63
Diluted earnings per common share	$3.07	$2.26	$6.41	$5.63	$0.57
Cash dividends per common share	$0.81	$0.755	$0.68	$0.615	$0.60
Basic weighted average common shares outstanding	137,279	140,322	147,524	149,745	143,226
Diluted weighted average common shares outstanding	150,371	155,320	164,515	164,394	157,524

Operating Ratios:(1)
Net loss and loss expense ratio	51.0%	63.7%	50.1%	52.9%	80.3%
Acquisition cost ratio	15.1%	13.6%	14.1%	14.4%	13.2%
General and administrative expense ratio	13.2%	12.5%	11.1%	10.0%	8.3%

Combined ratio	79.3%	89.8%	75.3%	77.3%	101.8%

Selected Balance Sheet Data:
Investments	$10,622,104	$8,611,898	$8,977,653	$7,663,387	$6,421,929
Cash and cash equivalents	864,054	1,820,673	1,332,921	1,989,287	1,280,990
Reinsurance recoverable balances	1,424,172	1,378,630	1,356,893	1,359,154	1,518,110
Total assets	15,306,524	14,282,834	14,675,309	13,665,287	11,925,976
Reserve for losses and loss expenses	6,564,133	6,244,783	5,587,311	5,015,113	4,743,338
Unearned premium	2,209,397	2,162,401	2,146,087	2,015,556	1,760,467
Senior notes	499,476	499,368	499,261	499,144	499,046
Total shareholders’ equity	5,500,244	4,461,041	5,158,622	4,412,647	3,512,351
Book value per common share(2)	$37.84	$29.08	$32.69	$26.09	$20.23
Diluted book value per common share(2)	$33.65	$25.79	$28.79	$23.45	$18.34
Common shares outstanding	132,140	136,212	142,520	149,982	148,831
Common shares outstanding - diluted	148,596	153,588	161,804	166,884	164,274

(1)	Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.
(2)	Book value per common share and diluted book value per common share are based on total common shareholders’ equity divided by common shares and diluted common share equivalents outstanding, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2009, 2008 and 2007 and our financial condition at December 31, 2009 and 2008. This should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

2009 FINANCIAL HIGHLIGHTS

2009 Consolidated Results of Operations

•	Net income available to common shareholders of $461 million, or $3.36 per share basic and $3.07 diluted

•	Operating income of $766 million , or $5.10 per share diluted(1)

•	Gross premiums written of $3.6 billion

•	Net premiums earned of $2.8 billion

•	Net favorable prior year reserve development of $423 million pretax

•	Underwriting income of $525 million and combined ratio of 79.3%

•	Net investment income of $464 million

•	Net realized investment losses of $312 million

2009 Consolidated Financial Condition

•	Total investments of $10.6 billion; fixed maturities and short-term securities comprise 93% of total investments, with an average credit rating of AA

•	Total assets of $15.3 billion

•	Reserve for losses and loss expenses of $6.6 billion and reinsurance recoverable of $1.4 billion

•	Total debt of $499 million and a debt to total capitalization ratio of 8.3%

•	Common shareholders’ equity of $5.0 billion; diluted book value per common share of $33.65

•

Share repurchases of 5.85 million for total cost of $170 million under share repurchase authorization; additional $500 million share repurchase authorization approved by the Board of Directors in December 2009

•	Strong liquidity with $4.2 billion available within one to three business days

(1)	Operating income is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products, with operations in Bermuda, the United States, Europe, Singapore, Canada and Australia. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Reinsurance. Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. We executed on this strategy during 2009 by:

•

establishing infrastructure and resources related to the recent launch of our Global Accident & Health line of business, which focuses on specialty products rather than traditional medical coverages and began offering insurance and reinsurance products in January 2010;

•

continuing to target small and middle-market insurance business through the acquisition of the operations of Australian managing general agent Dexta Corporation Pty Ltd. (which we acquired in early 2009 and will use as a platform for introduction of additional products into Australian and Asian markets);

•	continuing efforts to support organic growth;

•	expanding our geographic presence by securing the necessary licenses and approvals to begin full operations as branch insurers in Canada and Singapore; and

•	establishing a branch office in Latin America and a representative office in Spain to expand our reinsurance presence in these locations.

We expect these actions will lead to long-term growth in our insurance and reinsurance businesses.

Results of Operations

Year ended December 31,	2009	Percentage Change		2008	Percentage Change		2007

Underwriting income:
Insurance	$84,185	(55%	)	$187,257	(50%	)	$373,803
Reinsurance	440,450	269%		119,411	(67%	)	364,230
Net investment income	464,478	88%		247,237	(49%	)	482,873
Net realized investment gains (losses)	(311,584)	265%		(85,267)	nm		5,230
Other revenues and expenses	(179,643)	121%		(81,262)	(39%	)	(134,118)

Net income	497,886	29%		387,376	(65%	)	1,092,018
Preferred share dividends	(36,875)	-		(36,875)	-		(36,775)

Net income available to common shareholders	$461,011	32%		$350,501	(67%	)	$1,055,243

Operating income:
Operating income	$766,241	76%		$435,962	(58%	)	$1,049,633
Net realized investment gains (losses), net of tax	(305,230)			(85,461)			5,610

Net income available to common shareholders	$461,011			$350,501			$1,055,243

Underwriting Results

2009 versus 2008: Total underwriting income in 2009 of $525 million increased $218 million, or 71%, compared to underwriting income of $307 million in 2008. Overall, the increase was driven by lower catastrophe losses relative to the prior year. In particular, the North Atlantic hurricane season was benign in 2009 compared to 2008, which included net losses incurred of $384 million, net of related earned reinsurance premiums, on Hurricanes Ike and Gustav. Approximately three-quarters of these hurricane losses were incurred within our reinsurance segment.

Underwriting income in our insurance segment decreased $103 million compared to 2008. This decrease was driven by a net loss of $133 million on an insurance derivative contract which was cancelled and settled in the fourth quarter of 2009. In addition, our insurance segment was impacted by higher current accident year loss activity on its credit and political risk line of business this year. These factors were partially offset by lower catastrophe activity this year, as discussed above.

Underwriting income in our reinsurance segment increased $321 million compared to 2008. This increase was driven by a lower level of catastrophe losses relative to the prior year, as discussed above. In addition, underwriting income in 2009 benefited from an additional $38 million of net favorable prior period reserve development relative to 2008. These factors were partially offset by increased loss activity on trade credit and bond reinsurance business this year.

2008 versus 2007: Total underwriting income in 2008 decreased $431 million, or 58%, compared to 2007. The reduction was primarily driven by net losses incurred from Hurricanes Ike and Gustav (see above).

Net Investment Income

2009 versus 2008: The $217 million increase in 2009 was primarily due to improved market conditions for our alternative investments, which was partially offset by lower reinvestment yields on our fixed maturities, short-term investments and cash.

2008 versus 2007: The $236 million decrease in 2008 was driven by significant valuation declines in our alternative investments (credit and hedge funds), resulting from the unprecedented disruption to the global financial markets. This decline was partially offset by a 17% increase in net investment income earned on fixed maturities primarily due to higher average fixed maturities balance.

Net Realized Investment Gains (Losses)

Unprecedented volatility and turmoil in the global financial markets in the past two years led to significant impairment charges on our available-for-sale investments. In 2009 and 2008, net realized investment losses included other-than-temporary impairment (“OTTI”) charges of $337 million and $78 million, respectively.

Other Revenues and Expenses

The 121% increase in 2009 from 2008 was primarily due to foreign exchange losses and an increase in income tax expense on profits earned from our U.S. subsidiaries. The $53 million reduction in 2008 from 2007 was primarily due to higher foreign exchange gains as well as lower financing costs due to the termination of a $400 million repurchase agreement in late 2007.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Year ended December 31,	2009	2008	2007

ROACE(1)	10.3%	8.1%	24.6%
Operating ROACE(2)	17.1%	10.1%	24.5%
DBV per common share(3)	$33.65	$25.79	$28.79
Cash dividends per common share	$0.810	$0.755	$0.680

(1)	ROACE is calculated by dividing net income available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.
(2)	Operating ROACE is calculated by dividing operating income for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to the nearest GAAP financial measure (ROACE).
(3)	DBV represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method.

Return on Equity

Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we deem the returns meet or exceed our requirements. We recognize that the nature of underwriting cycles may make it difficult to achieve short-term excess profitability and had, therefore, established a return on average common equity (“ROACE”) target of at least 15% over a full underwriting cycle. Our average annual ROACE since inception is approximately 16%, in-line with this long-term goal.

Our 2009 ROACE improved relative to 2008 as a result of minimal catastrophe activity and strong performance from our investments in hedge and credit funds. However, it was adversely impacted by $312 million of net realized investment losses, a $133 million loss on an insurance derivative contract that was terminated during the fourth quarter and lower reinvestment yields on our fixed maturities portfolio during the year. Our 2008 ROACE was negatively impacted by losses incurred related to Hurricanes Ike and Gustav, as well as investment losses relating to the financial market crisis. In contrast, our 2007 ROACE benefited from an absence of major catastrophe losses and stable financial markets, as well as higher yields earned on our fixed maturities.

Our 2009 Operating ROACE improved significantly from 2008 for the same reasons noted above for ROACE excluding the impact of net realized investment losses, which were $226 million higher in 2009. Our 2007 Operating ROACE benefited from both strong underwriting and net investment income results.

Diluted book value per common share (“DBV per common share”)

We consider DBV per common share an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. The increase in 2009 was primarily driven by a net increase in the fair value of our investment portfolio resulting from a recovery in global financial markets coupled with net income available to common shareholders of $461 million. The reduction in 2008 as compared to 2007 was primarily due to the significant decline in the fair value of our investment portfolio as a result of the unprecedented turmoil in global credit and equity markets, combined with higher stock repurchases and lower underwriting income.

Cash dividends per common share

We believe in returning excess capital to our shareholders by way of dividends (as well as stock repurchases) and accordingly our dividend policy is an integral part of the value we create for our shareholders. The strong earnings in recent years have permitted our Board of Directors to approve successive annual increases in quarterly common share dividends for the past three years.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

Year ended December 31,	2009	Percentage Change	2008	Percentage Change		2007

Revenues:
Gross premiums written	$3,587,295	6%	$3,390,388	(6%	)	$3,590,090
Net premiums written	2,816,429	6%	2,666,880	(7%	)	2,863,757
Net premiums earned	2,791,764	4%	2,687,181	(2%	)	2,734,410
Other insurance related income (loss)	(129,681)		(38,667)			3,911

Expenses:
Current year net losses and loss expenses	(1,847,044)		(2,089,053)			(1,707,237)
Prior period reserve development	423,172		376,287			336,977
Acquisition costs	(420,495)		(366,509)			(384,497)
General and administrative expenses	(293,081)		(262,571)			(245,531)

Underwriting income(1)	$524,635	71%	$306,668	(58%	)	$738,033

(1)	Refer to Item 8, Note 3 to the Consolidated Financial Statements, for a reconciliation of underwriting income to “Income before income tax” for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written: Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Year ended December 31,	2009	Change		2008	Change		2007

Insurance	$1,775,590	(4%	)	$1,841,934	(10%	)	$2,039,214
Reinsurance	1,811,705	17%		1,548,454	-		1,550,876

Total	$3,587,295	6%		$3,390,388	(6%	)	$3,590,090

% ceded
Insurance	42.3%	3.9%		38.4%	3.5%		34.9%
Reinsurance	1.1%	0.1%		1.0%	0.1%		0.9%
Total	21.5%	0.2%		21.3%	1.1%		20.2%

	Net Premiums Written
	2009	Change		2008	Change		2007
Insurance	$1,025,061	(10%	)	$1,133,843	(15%	)	$1,326,647
Reinsurance	1,791,368	17%		1,533,037	-		1,537,110

Total	$2,816,429	6%		$2,666,880	(7%	)	$2,863,757

2009 versus 2008: The 6% growth in consolidated gross premium written in 2009 was driven by our reinsurance segment, reflecting improved market conditions and the select expansion of our business. In our insurance segment, market conditions have generally improved this year and the segment also benefited from certain growth opportunities, particularly within professional lines business. However, gross premiums written in 2009 were reduced by limited underwriting opportunities for credit and political risk business, as well as our decision to reduce peak zone catastrophe exposures, which particularly impacted property related lines in the first half of the year.

The increase in the premiums ceded ratio in our insurance segment this year reflects a combination of business mix changes and rate increases on our property reinsurance program.

2008 versus 2007: The 6% reduction in consolidated gross premiums in 2008 emanated from our insurance segment, reflecting the reduction of business due to deteriorating market conditions across most property and liability insurance lines of business. In addition, the credit and political risk insurance line was negatively impacted by a reduction in available transactions associated with a slow down in the capital flows amidst the ongoing global financial crisis. Gross premiums written in our reinsurance segment in 2008 were largely unchanged from 2007. Although market conditions deteriorated moderately during the year, the impact of this was largely offset by some growth opportunities.

The increase in the premiums ceded ratio in 2008 primarily reflected the purchase of additional proportional coverage within our liability and professional lines business together with the impact of business mix changes.

Net Premium Earned: Net premiums earned by segment were as follows:

Year ended December 31,							Percentage Change
	2009		2008		2007		08 to 09		07 to 08

Insurance	$1,157,966	41%	$1,183,143	44%	$1,208,440	44%	(2%	)	(2%	)
Reinsurance	1,633,798	59%	1,504,038	56%	1,525,970	56%	9%		(1%	)

Total	$2,791,764	100%	$2,687,181	100%	$2,734,410	100%	4%		(2%	)

2009 versus 2008: Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns. Overall, consolidated net premiums earned in 2009 increased relative to the prior year, driven by growth of our reinsurance business, as discussed above. Net premiums earned in our insurance segment decreased this year in line with exposure reductions on several lines of business. This was partially offset by the accelerated recognition of credit and political risk premium this year due to the actual and anticipated exhaustion of exposure on certain loss impacted policies.

2008 versus 2007: The reduction in net premiums earned in 2008 as compared with 2007 primarily emanated from the insurance segment, reflecting lower net premiums written, partially offset by the impact of growth in certain lines of business in prior years.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

Year ended December 31,	2009		Point Change		2008		Point Change		2007

Current accident year loss ratio	66.2%		(11.5%	)	77.7%		15.3%		62.4%
Prior period reserve development	(15.2%	)	(1.2%	)	(14.0%	)	(1.7%	)	(12.3%	)
Acquisition cost ratio	15.1%		1.5%		13.6%		(0.5%	)	14.1%
General and administrative expense ratio(1)	13.2%		0.7%		12.5%		1.4%		11.1%

Combined ratio	79.3%		(10.5%	)	89.8%		14.5%		75.3%

(1)	The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.7%, 2.7% and 2.1%, for 2009, 2008 and 2007, respectively. These costs are discussed further in the ‘Other Revenue and Expenses’ section below.

Current Accident Year Loss Ratio:

2009 versus 2008: The 11.5 point reduction in our consolidated current accident year loss ratio was driven by lower catastrophe related losses relative to the prior year. In particular, the North Atlantic hurricane season was benign in 2009 compared to 2008, which included net losses incurred of $408 million, or 15.2 points, on Hurricanes Ike and Gustav. These factors were partially offset by additional loss activity on credit and political risk insurance business and trade credit and bond reinsurance business, emanating from the turbulent economic environment. For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

2008 versus 2007: The 15.3 ratio point increase in our current accident year loss ratio for 2008 was driven by higher catastrophe losses, primarily emanating from net losses incurred on Hurricanes Ike and Gustav. The current accident year loss ratio in 2008 was also negatively impacted, by among other things, a higher frequency and severity of property losses in our insurance segment as well as the impact of pricing deterioration across many lines of business. Offsetting these factors, the 2008 current accident year loss ratio benefited from the incorporation of more of our own loss experience within a number of our short-tail lines of business, relative to the prior year. In addition, we had a relatively higher level of loss recoveries in 2008 within our insurance segment, as a result of our expanded reinsurance coverage.

Prior Period Reserve Development:

Prior period development was the net favorable result of several underlying reserve developments on prior accident years, identified during our quarterly reserving process. The following table provides a break down of prior period development by segment:

Year ended December 31,	2009	2008	2007

Insurance	$210,861	$202,339	$214,018
Reinsurance	212,311	173,948	122,959

Total	$423,172	$376,287	$336,977

Overview

Overall, net favorable prior period reserve development in each of the last three years has primarily been generated from the property, marine, terrorism and aviation lines of our insurance segment and the property, catastrophe and crop lines of our reinsurance segment. These lines of business, the majority of which have short tail exposures, contributed 63%, 86% and 95% to the total net favorable reserve development in 2009, 2008 and 2007, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence rather than explicit changes to our actuarial assumptions. Refer to the ‘Critical Accounting Estimate on Loss Reserves’ for further discussion.

Approximately 34% of the net favorable reserve development in 2009 was generated from professional lines insurance and reinsurance business. This favorable development was driven by the incorporation of more of our own claims experience into the loss ratios for accident years 2006 and prior, with less weighting given to the initial expected loss ratios, which were derived from industry benchmarks. We began to give weight to our own loss experience for professional lines business in 2008, on those earlier accident years which had developed a reasonable level of credible data. However last year, the impact of this was largely offset by adverse development on accident year 2007 business, emanating from exposure to the sub-prime credit crisis.

The continued economic downturn and credit crisis also had some impact on our prior year loss reserves during 2009. Specifically, we strengthened our loss reserves for accident year 2008 trade credit and bond reinsurance business by $40 million and accident year 2008 professional lines insurance business by $44 million to reflect claims emergence that was worse than we had anticipated.

Credit and political risk business contributed 8% and 17% of the total net favorable reserve development in 2009 and 2008, respectively. In 2009, the favorable development was generated from credit related classes, largely from accident year 2007, and to a lesser extent, accident years 2006 and 2005, and was driven by the recognition of lower than expected loss activity. In 2008, the favorable development was primarily generated from credit related classes, partially in recognition of lower than expected loss activity and also due to adopting a more accelerated loss development profile on these lines. We also recognized favorable prior period reserve development from our traditional political risk book from accident years 2004 and prior.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future. The following sections provide further details on prior year reserve development by segment, line of business and accident year.

Insurance Segment:

Year ended December 31,	2009	2008	2007

Property and Other	$65,192	$94,089	$113,124
Marine	39,798	27,276	43,753
Aviation	13,207	29,888	37,524
Credit and Political Risk	35,438	65,136	5,759
Professional lines	73,207	(5,798)	21,087
Liability	(15,981)	(8,252)	(7,229)

Total	$210,861	$202,339	$214,018

In 2009, we experienced $211 million of net favorable reserve development, the principal components of which were as follows:

•

$65 million of net favorable prior period reserve development on property business, the majority of which related to accident year 2008. The favorable development was driven by the continued migration to our actual loss experience, which was broadly better than we expected. As described in our ‘Critical Accounting Estimate on Loss Reserves’, the Bornhuetter-Ferguson actuarial method, which we primarily use for this business, provides for a transition between initial expected loss ratios to actual loss experience, as an accident year matures. The favorable development included a $9 million decrease in our estimate for Hurricanes Ike and Gustav due to a reduction in reported losses.

•

$40 million of net favorable prior period reserve development on marine business, driven by better than expected loss emergence. This included favorable development on energy offshore business of $21 million, the largest component of which related to a $7 million reduction in a specific case reserve from accident year 2006.

•	$13 million of net favorable prior period reserve development on aviation business which was spread across several accident years and was the result of better than expected loss emergence.

•	$35 million of net favorable prior period reserve development on credit and political risk business, driven by the recognition of lower than expected loss activity on 2005 through 2007 accident years.

•

$73 million of net favorable prior period reserve development on professional lines business. This was driven by net favorable development on accident year 2005, and to a lesser extent accident years 2004 and 2006, as discussed in the overview above. This was partially offset by net adverse development on accident year 2008 business ($44 million), primarily reflecting higher than expected loss activity associated with the financial crisis on financial institutions business.

•

$16 million of net adverse prior period reserve development on liability lines of business. This was driven by net adverse development of $24 million on Excess & Surplus (“E&S”) casualty business, primarily impacting accident year 2007, and to a lesser extent, accident year 2008. We adjusted our loss development profile on these accident years having observed higher than expected frequency and severity of claims emergence on this business over the last twelve months. This was partially offset by net favorable development on E&S umbrella business, predominately from accident years 2005 ($4 million) and 2004 ($5 million), reflecting the incorporation of more of our own actual experience with respect to reinsurance recoveries.

In 2008, we experienced $202 million of net favorable prior period reserve development, the principal components of which were as follows:

•

$151 million of net favorable prior period reserve development on our property ($90 million), aviation ($30 million), marine ($27 million) and terrorism ($4 million) lines of business. This development was largely generated from accident years 2007 ($70 million), 2006 ($40 million) and 2005 ($18 million). The favorable development was driven by the continued migration to our actual loss experience, which was better than we expected.

•

Net favorable prior period reserve development of $65 million from our credit and political risk line of business. The favorable development was driven by the continued migration to our actual loss experience, which was better than we expected.

•

Net adverse development of $6 million from our professional lines business. This was driven by adverse development of $37 million from accident year 2007, partially offset by favorable development of $32 million on accident years 2003 and 2004.

•	Net adverse development of $8 million on our liability business. This was largely due to higher than expected loss emergence on a specific program across several accident years.

In 2007, we experienced $214 million of net favorable prior period reserve development, the principal components of which were as follows:

•

$202 million of net favorable prior period reserve development on our property ($112 million), marine ($44 million), aviation lines ($38 million) and terrorism ($9 million) lines of business. This development was primarily generated from accident year 2006 ($127 million), 2004 ($44 million) and 2003 ($26 million). The favorable development was driven by the continued migration to our actual loss experience, which was better than we expected. Our accident year 2005 reserves were adversely impacted by the strengthening of our loss estimates for Hurricanes Katrina, Rita and Wilma by approximately $34 million.

•

$15 million of favorable development on our accident year 2003 professional lines business. This related to a specific claim, which we had previously made provision for, but removed following a favorable court ruling.

•	Adverse development of $8 million on our 2006 accident and health business (included in “Other”) due to a higher than expected emergence of claims.

•	$7 million of adverse development on our accident year 2004 and 2005 liability reserves, due to a higher than expected emergence of claims on a specific program.

Reinsurance Segment:

Year ended December 31,	2009	2008	2007

Catastrophe, property and other	$154,755	$171,660	$119,537
Credit and Bond	(17,939)	(4,495)	5,480
Professional lines	69,399	10,707	(54)
Motor	4,358	2,634	(2,239)
Liability	1,738	(6,558)	235

Total	$212,311	$173,948	$122,959

In 2009, we experienced $212 million of net favorable reserve development, the principal components of which were as follows:

•

$68 million of net favorable prior period reserve development on catastrophe business, generated from accident years 2008 ($46 million), 2007 ($16 million) and prior ($6 million), and emanating from property related catastrophe business ($63 million) and workers compensation catastrophe business ($5 million). The favorable development was driven by the continued migration to our actual loss experience, which was broadly better than we expected. As described in our ‘Critical Accounting Estimate on Loss Reserves’, the Bornhuetter-Ferguson actuarial method, which we primarily use for this business, provides for a transition between initial expected loss ratios to actual loss experience, as an accident year matures. For accident year 2008, the favorable development included a $7 million decrease in our estimate for Hurricanes Ike and Gustav due to a reduction in reported losses.

•

$65 million of net favorable prior period reserve development on property business, generated from accident years 2008 ($34 million), 2007 ($22 million) and prior ($9 million), and emanating from property per risk business ($42 million) and property pro rata business ($23 million). The favorable development was driven by the continued migration to our actual loss experience, which was broadly better than we expected. In addition, we updated the loss development profile of property per risk business to reflect a more accelerated profile, based on our review of historic data. For accident year 2008, the favorable development included a $6 million decrease in our estimate for Hurricanes Ike and Gustav due to a reduction in reported losses.

•	$19 million of net favorable development on crop reserves (included in “Other”), predominately from accident year 2008, reflecting limited reported losses relative to our expectation.

•

$18 million of net adverse development on trade credit and bond reinsurance lines of business. This was driven by adverse development of $40 million on accident year 2008, reflecting updated loss information received from our cedants this year. This was partially offset by favorable development on earlier accident years reflecting the recognition of better than expected loss emergence.

•

$69 million of net favorable prior period reserve development on professional lines reinsurance business. This was primarily driven by net favorable development on accident years 2005 and 2004, as discussed in the overview above. This was partially offset by net adverse development of $7 million on accident year 2008 reflecting claims activity associated with the financial market crisis.

•	$4 million of net favorable development on motor non-proportional business, primarily relating to better than expected loss experience on our accident year 2007 U.K. business.

In 2008, we experienced $174 million of net favorable reserve development, the principal components of which were as follows:

•

$78 million of net favorable prior period reserve development on catastrophe business, generated from accident years 2007 ($36 million), 2006 ($25 million) and prior ($17 million), and emanating from property related catastrophe business ($59 million) and workers compensation catastrophe business ($19 million). The favorable development was driven by the continued migration to our actual loss experience, which was better than we expected.

•

$84 million of net favorable prior period reserve development on property business, generated from accident years 2007 ($26 million), 2006 ($21 million), 2005 ($20 million) and prior ($17 million), and emanating from property per risk business ($57 million) and property pro rata business ($27 million). The favorable development was driven by the continued migration to our actual loss experience, which was better than we expected.

•	$10 million of favorable prior period reserve development on our accident year 2007 and 2006 crop reserves.

•

Net favorable development of $11 million from our professional lines business. This was driven by favorable development of $25 million on accident years 2003 and 2004, offset by adverse development of $14 million from accident years 2007 and 2006.

•	$7 million adverse development on our accident year 2003 liability reserves related to higher than expected loss emergence on a stop loss contract.

•

Net adverse development of $4 million on our credit and bond lines of business, largely from accident year 2007, and reflecting the increased potential for loss in the deteriorating economic environment.

In 2007, we experienced $123 million of net favorable reserve development, the principal components of which were as follows:

•

$77 million of net favorable prior period reserve development on catastrophe business, generated from accident years 2006 ($64 million), 2005 ($10 million) and prior ($3 million), and emanating from property related catastrophe business ($66 million) and workers compensation catastrophe business ($11 million). The favorable development was driven by the continued migration to our actual loss experience, which was better than we expected.

•

$26 million of net favorable prior period reserve development on property business, emanating from property per risk business ($13 million) and property pro rata business ($13 million) and primarily from accident year 2006. The favorable development was driven by the continued migration to our actual loss experience, which was better than we expected.

•	$15 million of favorable prior period reserve development on our accident year 2005 and 2006 crop reserves.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

Year ended December 31,	2009	Percentage Change		2008	Percentage Change		2007

Revenues:
Gross premiums written	$1,775,590	(4%	)	$1,841,934	(10%	)	$2,039,214
Net premiums written	1,025,061	(10%	)	1,133,843	(15%	)	1,326,647
Net premiums earned	1,157,966	(2%	)	1,183,143	(2%	)	1,208,440
Other insurance related income (loss)	(130,946)			(39,862)			1,860
Expenses:
Current year net losses and loss expenses	(823,555)			(862,007)			(748,282)
Prior period reserve development	210,861			202,339			214,018
Acquisition costs	(113,187)			(102,475)			(126,423)
General and administrative expenses	(216,954)			(193,881)			(175,810)

Underwriting income	$84,185	(55%	)	$187,257	(50%	)	$373,803

		Point Change			Point Change
Ratios:
Current year loss ratio	71.1%	(1.8%	)	72.9%	11.0%		61.9%
Prior period reserve development	(18.2% )	(1.1%	)	(17.1% )	0.6%		(17.7% )
Acquisition cost ratio	9.8%	1.2%		8.6%	(1.9%	)	10.5%
General and administrative expense ratio	18.7%	2.3%		16.4%	1.9%		14.5%

Combined ratio	81.4%	0.6%		80.8%	11.6%		69.2%

Gross Premiums Written: The following table provides gross premiums written by line of business:

							Percentage Change
Year ended December 31,	2009		2008		2007		08 to 09		07 to 08

Property	$551,536	31%	$539,138	29%	$659,595	32%	2%		(18%	)
Marine	200,867	11%	193,234	10%	218,030	11%	4%		(11%	)
Terrorism	36,023	2%	36,288	2%	51,757	3%	(1%	)	(30%	)
Aviation	76,198	4%	67,761	4%	70,387	3%	12%		(4%	)
Credit and political risk	19,450	1%	183,041	10%	232,549	11%	(89%	)	(21%	)
Professional lines	671,618	38%	601,874	33%	528,616	26%	12%		14%
Liability	219,869	13%	216,629	12%	248,562	12%	1%		(13%	)
Other	29	-	3,969	-	29,718	2%	(99%	)	(87%	)

Total	$1,775,590	100%	$1,841,934	100%	$2,039,214	100%	(4%	)	(10%	)

2009 versus 2008: The 4% decrease in gross premiums written primarily reflects a reduction in credit and political risk business, emanating from limited underwriting opportunities within the weakened global economy. Gross premiums written were also impacted by our decision to reduce peak zone catastrophe exposures in property and marine lines of business this year as part of our ongoing diversification strategy within these lines. Gross premiums written in 2009 did however benefit from a general improvement in rates this year, particularly for more volatile, loss-affected lines such as those with catastrophe exposure, energy and financial institutions business. Gross premiums written this year also benefited from the maturing of certain property and liability programs, having established business with managing general agents and other producers in prior years. Gross premiums written in 2009 further benefited from certain new opportunities for financial institutions business this year.

2008 versus 2007: The global property and liability insurance markets were highly competitive during 2008 with surplus capacity and price deterioration remaining prevalent. Gross premiums written declined in most lines of business reflecting declining rates for new and renewal business and the non-renewal of business that did not meet our underwriting requirements. The reduction in property premiums also reflects our decision to reduce our overall risk exposure to this business while unfavorable market conditions persist. The decrease in credit and political risk premium reflected a reduction in available transactions associated with a slow down in capital flows amidst the global financial crisis.

Partially offsetting these decreases, we experienced growth in professional lines business in 2008. This was partially related to renewal rights we acquired in conjunction with our purchase of the Media Pro business in the second quarter of 2007. In addition, in the later part of the year, the growth was driven by new business arising from disruptions in the financial institutions sector together with some rate increases on renewal business.

Premiums Ceded:

2009 versus 2008: Premiums ceded in 2009 were $751 million, or 42% of gross premiums written, compared to $708 million, or 38%, in the same period of 2008. The increase in ceded premium ratios this year primarily reflects a combination of business mix changes and rate increases on our property reinsurance program. Business mix changes primarily relate to growth of professional lines business in 2009 together with a reduction in credit and political risk premiums, a line for which we do not purchase reinsurance cover.

2008 versus 2007: Premiums ceded in 2008 were $708 million, or 38% of gross premiums written, compared with $713 million, or 35%, in 2007. The increase in our ceded premium ratio primarily reflects a combination of business mix changes and the purchase of additional proportional coverage within liability and professional lines business during 2008.

Net Premiums Earned: The following table provides net premiums earned by line of business:

							Percentage Change
Year ended December 31,	2009		2008		2007		08 to 09		07 to 08

Property	$268,469	23%	$328,709	28%	$317,497	26%	(18%	)	4%
Marine	139,196	12%	151,809	13%	156,981	13%	(8%	)	(3%	)
Terrorism	34,001	3%	42,629	4%	59,674	5%	(20%	)	(29%	)
Aviation	64,245	6%	65,259	5%	88,280	7%	(2%	)	(26%	)
Credit and political risk	188,311	16%	144,481	12%	112,837	9%	30%		28%
Professional lines	381,364	33%	340,929	29%	330,646	28%	12%		3%
Liability	82,286	7%	97,898	8%	109,005	9%	(16%	)	(10%	)
Other	94	-	11,429	1%	33,520	3%	(99%	)	(66%	)

Total	$1,157,966	100%	$1,183,143	100%	$1,208,440	100%	(2%	)	(2%	)

2009 versus 2008: The decrease in net premiums earned in 2009 primarily reflects a 10% reduction in net premiums written this year, although the rate of reduction was less accelerated. This is partially due to the earning of credit and political risk business written in prior years, which typically provides multi-year coverage, and therefore earns over a greater number of periods. The average duration of the unearned premium on credit and political risk line of business at December 31, 2009 was 4.7 years. Net premiums earned on credit and political risk business for 2009 also includes the accelerated recognition of $50 million of premium due to the actual and anticipated exhaustion of exposure on certain loss impacted policies.

2008 versus 2007: The 2% decrease in net premiums earned in 2008 primarily reflects a decrease in net premiums written this year, although the rate of reduction was less accelerated. This was partially due to growth of credit and political risk line of business in prior years, which typically provides multi-year coverage, and therefore earns over a greater number of periods. Net premiums earned in 2008 also benefited from growth in property premiums in prior years as well as lower ceded premium amortized costs on this business in 2008.

Insurance Losses

Loss Ratio: The table below shows the components of our loss ratio:

Year ended December 31,	2009		Point Change		2008		Point Change	2007

Current accident year	71.1%		(1.8%	)	72.9%		11.0%	61.9%
Prior period reserve development	(18.2%	)	(1.1%	)	(17.1%	)	0.6%	(17.7%	)

Loss ratio	52.9%		(2.9%	)	55.8%		11.6%	44.2%

Current Accident Year Loss Ratio

2009 versus 2008

The 1.8 ratio point decrease in our current accident year loss ratio was the net result of several factors. The most significant drivers for the decrease were as follows:

•	Lower catastrophe activity in 2009 relative to 2008, which included net losses incurred of $127 million, or 10.7 points, on Hurricanes Ike and Gustav.

•

A decrease in the expected loss ratio of our overall professional lines business from 77% in 2008 to 72% for the current accident year. The prior year included additional loss activity emanating from the subprime and related credit crisis.

•	A reduced severity of property related losses in 2009 relative to 2008.

•

The incorporation of more of our own historical loss experience within short-tail lines of business. Given that this experience has generally been better than we expected, this had the impact of reducing our net loss ratios on several lines of business, relative to 2008.

These factors were partially offset by:

•

Increased claims activity on the credit component of credit and political risk business, emanating from the effects of the global financial crisis. The current accident year loss ratio on credit and political risk business for 2009 was 133% compared to 38% for 2008. This contributed to an additional 14.6 points to the overall current accident year loss ratio for the insurance segment, relative to the prior year. The increase includes a reserving provision related to one peak credit insurance risk which has been stressed by the global economic downturn. No claim has been presented to date. However, we have been closely monitoring the status of the underlying project and identified an opportunity to work and negotiate with interested parties to settle our exposure. We have reserved for the amount that we believe will ultimately be payable to eliminate our exposure.

2008 versus 2007

The 11.0 ratio point increase in our current accident year loss ratio was the net result of several factors. The most significant drivers for the increase were as follows:

•	Higher catastrophe losses in 2008, driven by losses incurred on Hurricanes Ike and Gustav of $127 million, or 10.7 points.

•	A higher frequency and severity of property losses in 2008, including mining losses in Australia and several other worldwide property risk losses.

•

An increase in the overall expected loss ratios of our professional lines business from 72% in 2007 to 77% for accident year 2008, primarily reflecting the impact of the sub-prime crisis on our portfolio.

•

An increase in most of our initial expected loss ratio selections, reflecting the impact of pricing deterioration across most of our portfolio, partially offset by more favorable pricing on our ceded reinsurance.

These factors were partially offset by:

•

A reduction in our credit and political risk loss ratio from 46% in 2007 to 38% for accident year 2008. This was primarily due to accelerating the loss development profile of our credit related classes based on our historical loss experience. Although we experienced an increase in loss activity from these classes during the second half of 2008, stemming from the economic downturn, these losses remained within our initial loss ratios.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Acquisition Cost Ratio: Acquisition costs in our insurance segment in 2008 had the non-recurring benefit of adjustments to sliding scale commissions, following prior year releases on our professional lines business. Acquisitions cost ratios were otherwise broadly comparable over the three year period.

General and Administrative Expense Ratio: The increase in the general and administrative ratio of our insurance segment in both 2008 and 2009 primarily reflects a combination of lower net premiums earned and additional headcount and IT costs over this period.

Other Insurance Related Income / Loss: During the fourth quarter of 2009, we negotiated the cancellation of our indemnity contract exposed to longevity risk following an analysis of likely ultimate loss as well as a review of our legal rights and obligations under the contract. Under this cancellation agreement, we agreed to pay total cash consideration of $200 million in exchange for a full release and discharge from any and all obligations under the contract, both past and future. This resulted in the recognition of $28 million in income for the quarter. During the third quarter of 2009, we made a significant upward adjustment to our original life expectancy assumptions for the lives backing the note insured under this contract which resulted in a significant increase in the fair value liability. For the full year 2009, we incurred a loss of $133 million for the above contract, net of premiums. This is in addition to the $41 million loss recorded in 2008 due to change in the estimated fair value of the contract. This was the only contract of this kind in our portfolio. Refer to the ‘Critical Accounting Estimate – Fair Value Measurements’ section for further details on the estimation process of the fair value for this contract prior to its cancellation.

2010 Insurance Segment Outlook

In the insurance marketplace, the positive rate changes we observed during the first half of 2009 have generally decelerated, however terms and conditions as well as breadth of coverage remain stable. We continue to observe competition for market share with the most aggressive behavior emanating from admitted markets in the U.S. and new markets.

While rates for catastrophe-exposed property business have recently deteriorated, rates for energy lines of business have remained more stable, particularly in the offshore area. We expect to see a continuation of this trend as we head into the key March 1st and April 1st renewals. On our credit and political risk line of business, as has been the case throughout this year, global lending and trading activity remains weak and, therefore, opportunities in this line are expected to remain limited.

For professional lines insurance, we continue to observe favorable market conditions, particularly for financial institutions business, where pricing is up approximately 20%. Commercial directors’ and officers’ pricing has flattened out after gradual declines in recent years, while errors and omissions pricing has been flat to modestly down. For liability business, we are observing fewer new business opportunities and less available renewal premium as a result of exposure reduction by insureds amidst the current economic environment. This affect is compounded by the competitive pressures around this lower premium base. As a result, we continue to maintain a defensive posture in these lines.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

Year ended December 31,	2009	Percentage Change		2008	Percentage Change		2007

Revenues:
Gross premiums written	$1,811,705	17%		$1,548,454	-		$1,550,876
Net premiums written	1,791,368	17%		1,533,037	-		1,537,110
Net premiums earned	1,633,798	9%		1,504,038	(1%	)	1,525,970
Other insurance related income	1,265			1,195			2,051

Expenses:
Current year net losses and loss expenses	(1,023,489)			(1,227,046)			(958,955)
Prior period reserve development	212,311			173,948			122,959
Acquisition costs	(307,308)			(264,034)			(258,074)
General and administrative expenses	(76,127)			(68,690)			(69,721)

Underwriting income	$440,450	269%		$119,411	(67%	)	$364,230

		Point			Point
Ratios:		Change			Change
Current year loss ratio	62.6%	(19.0%	)	81.6%	18.7%		62.9%
Prior period reserve development	(13.0% )	(1.4%	)	(11.6% )	(3.5%	)	(8.1% )
Acquisition cost ratio	18.8%	1.3%		17.5%	0.6%		16.9%
General and administrative expense ratio	4.7%	0.1%		4.6%	-		4.6%

Combined ratio	73.1%	(19.0%	)	92.1%	15.8%		76.3%

Gross Premiums Written: The following table provides gross premiums written by line of business:

Year ended December 31,	2009		2008		2007		Percent Change
							08 to 09		07 to 08

Catastrophe	$466,566	26%	$454,768	29%	$471,469	30%	3%		(4%	)
Property	326,728	18%	296,109	19%	281,453	18%	10%		5%
Professional lines	328,509	18%	226,768	15%	230,040	15%	45%		(1%	)
Credit and bond	223,564	12%	154,497	10%	124,976	8%	45%		24%
Motor	104,850	6%	100,225	7%	96,805	6%	5%		4%
Liability	272,702	15%	183,488	12%	238,511	16%	49%		(23%	)
Engineering	61,518	3%	83,356	5%	71,968	5%	(26%	)	16%
Other	27,268	2%	49,243	3%	35,654	2%	(45%	)	38%

Total	$1,811,705	100%	$1,548,454	100%	$1,550,876	100%	17%		-

2009 versus 2008: The 17% increase in gross premiums written in 2009 was driven by improved market conditions and the select expansion of our business. Gross premiums written for liability and professional lines of business primarily benefited from new and opportunistic business opportunities, together with an increase in our share on certain treaty renewals this year. The growth of these lines was also partially due to the impact of premium adjustments on prior year proportional and excess of loss professional lines and liability contracts. In 2009, we recorded positive premium adjustments of $14 million on professional lines business and negative adjustments of $4 million on liability business, compared to negative adjustments of $18 million and $13 million, respectively in the prior year. Refer to the ‘Critical Accounting Estimate on Premiums’ for further discussion.

The trade credit and bond reinsurance market in Continental Europe experienced significant dislocation at the January 1 renewal and we were able to strengthen our market position at improved pricing, terms and conditions. In addition, at the first of July renewal, we entered the bond reinsurance market in Latin America. The increase in catastrophe gross premiums written was driven by a combination of rate increases in the U.S. property catastrophe market together with new business opportunities and an increase in our participation on certain renewals. The prior year included catastrophe reinstatement premiums of $28 million in connection with Hurricanes Ike and Gustav. The increase in property premiums in 2009 primarily reflects an improvement in rates and some new property pro rata business.

Gross premiums written on our engineering and crop business (included in “Other”) decreased during 2009 primarily reflecting exposure reductions amidst less favorable market conditions. Gross premiums written in 2009 were also negatively impacted from a stronger U.S. dollar relative to 2008. In particular, the U.S. dollar was stronger against the Euro and Sterling at our major renewal of January 1. Gross premiums written excluding the effect of exchange rate movements increased 19% in 2009.

2008 versus 2007: Gross premiums written in 2008 benefited from a weakened U.S. dollar relative to 2007. In particular, the U.S. dollar was weaker against the Euro at our major renewal of January 1. This primarily impacted our property, credit and bond and motor lines of business. Gross premiums written otherwise decreased 3% in 2008, which was partially due to the impact of premium adjustments on prior year proportional and excess of loss professional lines and liability contracts. In 2008, we recorded negative premium adjustments of $18 million and $13 million on professional lines business and liability business, respectively, compared to positive adjustments of $8 million and $6 million, respectively in the prior year.

The opportunity for growth within our reinsurance portfolio was generally limited in 2008, reflecting a modest deterioration in global market conditions. In addition, we experienced an ongoing trend of higher risk retention by our clients, particularly on liability lines. These factors were partially offset by growth opportunities within engineering and crop line of business in 2008. We also recorded $28 million of reinstatement premiums in connection with Hurricanes Ike and Gustav on catastrophe line of business. Property premiums in 2008 benefited from the renewal of a significant 16-month pro-rata contract, which previously renewed in 2006.

Net Premiums Earned: The following table provides net premiums earned by line of business:

Year ended December 31,	2009		2008		2007		Percent Change
							08 to 09		07 to 08

Catastrophe	$451,085	28%	$453,091	30%	$463,068	30%	-		(2%	)
Property	311,272	19%	305,483	20%	333,154	22%	2%		(8%	)
Professional lines	266,792	16%	221,531	15%	245,672	16%	20%		(10%	)
Credit and bond	179,362	11%	139,861	9%	107,618	7%	28%		30%
Motor	99,497	6%	97,773	7%	98,627	7%	2%		(1%	)
Liability	227,511	14%	181,858	12%	212,689	14%	25%		(14%	)
Engineering	66,428	4%	53,524	4%	30,800	2%	24%		74%
Other	31,851	2%	50,917	3%	34,342	2%	(37%	)	48%

Total	$1,633,798	100%	$1,504,038	100%	$1,525,970	100%	9%		(1%	)

The increase in net premiums earned in 2009 reflects gross premium written growth across several lines of business this year, in particular professional lines, credit and bond and liability business. Net premiums earned in 2008 were largely unchanged with 2007, reflecting a period in which our gross premiums written were also relatively stable.

Loss Ratio: The table below shows the components of our loss ratio:

Year ended December 31,	2009		Point Change		2008		Point Change		2007

Current accident year	62.6%		(19.0%	)	81.6%		18.7%		62.9%
Prior period reserve development	(13.0%	)	(1.4%	)	(11.6%	)	(3.5%	)	(8.1%	)

Loss ratio	49.6%		(20.4%	)	70.0%		15.2%		54.8%

Current Accident Year Loss Ratio

2009 versus 2008:

The 19.0 ratio point decrease in our current accident year loss ratio was the net result of several factors. The most significant drivers for the decrease were as follows:

•	A benign North Atlantic hurricane season in 2009 compared to 2008, which included net losses incurred of $281 million, or 18.7 points, on Hurricanes Ike and Gustav.

•

Other catastrophe losses in 2009 were also lower relative to the prior year, which included flood, hail and tornado activity in the U.S., an earthquake in China and storms in Australia. The most significant catastrophe losses this year related to European windstorm activity in the first and third quarter, with total incurred net losses estimated at $27 million.

•

The incorporation of more of our own historical loss experience within short-tail lines of business. Given that this experience has generally been better than we expected, this had the impact of reducing our net loss ratios on several lines of business, relative to 2008.

These factors were partially offset by:

•

Increased loss activity on trade credit and bond business this year emanating from continued turbulence in the economic environment. The current accident year loss ratio on credit and bond business in 2009 was 89% compared to 72% for 2008.

•	An increase in Canadian crop losses in 2009 relative to 2008.

2008 versus 2007:

The 18.7 ratio point increase in our current accident year loss ratio was the net result of several factors. The most significant drivers for the increase were as follows:

•

A more active North Atlantic hurricane season in 2008 compared to 2007, with losses primarily emanating from Hurricanes Ike and Gustav of $281 million, or 18.7 points. Other catastrophe losses in 2008, which included flood, hail and tornado activity in the U.S., an earthquake in China and storms in Australia were broadly in line with 2007, which included losses incurred on Windstorm Kyrill and flooding and storm damage in Australia and U.K.

•

Increased loss activity on trade credit and bond business in 2008 emanating from the deteriorating economic environment. The current accident year loss ratio on credit and bond business in 2008 was 72% compared to 55% for 2007.

•

Our initial expected loss ratios in 2008 were mostly higher than in 2007, reflecting the impact of pricing deterioration across many several lines of business. The impact of this was partially offset by the incorporation of more of our own historical loss experience in our loss picks, which has generally been better than the industry benchmarks that we also incorporate.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Acquisition Cost Ratio: The increase in the acquisition cost ratio of our reinsurance segment in 2009 versus 2008 primarily reflects changes in business mix and growth in lines with higher acquisition costs.

2010 Reinsurance Segment Outlook

Our 2010 treaty reinsurance renewals are progressing well and we are satisfied with the quality, diversity and balance of the portfolio we reassembled at January 1, 2010. Typically, approximately 50% of our reinsurance gross premiums written within any calendar year renews on this date. Although we have not yet finalized all the business we expect to bind, we anticipate that our first quarter treaty reinsurance renewals in 2010 will represent over 7% growth in premium relative to the same period in 2009. The growth rate is 4% after adjusting for changes in foreign exchange rates.

Just over 80% of our 2009 expiring premium from our Europe-based reinsurance business renews on January 1st and it was this portfolio that drove our growth. Across the board, the market was more competitive, but not irrational, and we continued to decline business that was not attractively priced. The select areas where we chose to grow, combined with a modest shift in our portfolio towards more proportional business, resulted in growth overall in the European reinsurance account. The most significant areas of growth were our trade credit and bond reinsurance and motor reinsurance lines of business. Our new Latin America surety reinsurance team contributed to growth in the trade credit and bond reinsurance line with new business written at the January 1st renewal. In our motor reinsurance line, we reduced our participation in the excess-of-loss market in France due to the failure of the market to secure rate to compensate for escalating loss costs. However, this reduction was more than offset by new proportional motor treaties in the U.K., where cedants are experiencing rate increases on the underlying account.

Overall, our catastrophe reinsurance premium was down approximately 10% at the January 1st renewal as we reduced our exposure to European windstorm. Increased competition has led to expected margins reducing gradually over the last few years. This business is still attractively priced at current levels, but the expectation of continued pressure in Europe prompted us to re-balance our worldwide cat portfolio. In North America, any price reductions at the January 1st renewal did not alter expected margins materially. Property catastrophe reinsurance remains one of our most attractively priced lines of business. Pricing for regional property per risk and excess of loss accounts was, for the most part, driven by experience. The exception to this was Continental Europe where the market did not react similarly.

Our liability and professional lines reinsurance business, reduced slightly at the January 1st renewal. Professional liability treaties that showed deterioration in experience received pricing increases as warranted. Conversely, there were moderate downward movements in areas with less loss experience, such as commercial directors’ and officers’ business. For general liability business, accounts were renewed as expiring with some exceptions where rate were up modestly. Those accounts warranting large increases because of poor experience generally renewed with rate increases.

OTHER REVENUES AND EXPENSES

The following table provides a breakdown of our other revenues and expenses:

Year ended December 31,	2009	Percentage Change	2008	Percentage Change		2007

Corporate expenses	$77,076	5%	$73,187	26%		$58,300
Foreign exchange losses (gains)	28,561	nm	(43,707)	160%		(16,826)
Interest expense and financing costs	32,031	1%	31,673	(38%	)	51,153
Income tax expense	41,975	109%	20,109	(52%	)	41,491

Total	$179,643	121%	$81,262	(39%	)	$134,118

nm-	not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.7%, 2.7% and 2.1% for 2009, 2008 and 2007, respectively. The increase in the corporate expense ratio from 2007 to 2008 was primarily due to higher share-based compensation costs, principally associated with the renewed employment contract for our CEO and a higher grant date fair value on issued awards year over year (refer to Item 8, Note 15 to the Consolidated Financial Statements). The corporate expense ratio for 2009 was largely unchanged from 2008.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than U.S. dollars. The foreign exchange loss in 2009 was primarily due to the remeasurement of net liabilities denominated in Euro and Sterling, following their appreciation against the U.S. dollar this year. In comparison, the Euro depreciated against the U.S dollar during 2008 driving the foreign exchange gain for that year. The foreign exchange gain in 2007 was driven by the revaluation of net asset balances denominated in several foreign currencies, following their appreciation against the U.S. dollar over this period.

Interest Expense and Financing Costs: Interest expense primarily includes interest due on the senior notes we issued in 2004. In 2007, it also included interest costs of $19 million incurred on a $400 million repurchase agreement we entered into in December 2006 to finance a life settlement investment. We terminated this agreement in September, 2007.

Income Tax Expense: Income tax is generated primarily through our foreign operations in the United States and Europe. The effective tax rate, which is calculated as income tax expense divided by income before tax, was 7.8% for 2009 compared with 4.9% in 2008 and 3.7% in 2007. The effective tax rate varies between periods depending on the distribution of net income or losses among our various taxable jurisdictions.

The increase in the effective tax rate in 2009 over 2008 was driven by an increase in the portion of total income generated by our U.S subsidiaries in 2009 relative to the prior year. In 2008, our U.S subsidiaries incurred significant losses related to Hurricanes Ike and Gustav. The increase in the effective tax rate in 2008 over 2007 was associated with the establishment of a full valuation allowance ($30 million) against net deferred tax assets arising from U.S. realized capital losses and investment impairments arising during the year, due to insufficient positive evidence for recognition.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Year ended December 31,	2009	% Change		2008	% Change		2007

Fixed maturities	$385,418	(10%	)	$428,416	17%		$366,746
Other investments	82,042	137%		(220,981)	(743%	)	34,351
Cash and cash equivalents	8,302	(80%	)	41,576	(54%	)	90,700
Equities	3,765	(52%	)	7,862	100%		-
Short-term investments	651	(82%	)	3,579	16%		3,079

Gross investment income	480,178	84%		260,452	(47%	)	494,876
Investment expense	(15,700)	19%		(13,215)	10%		(12,003)

Net investment income	$464,478	88%		$247,237	(49%	)	$482,873

Pre-tax yield:(1)
Fixed maturities	4.2%			5.2%			5.0%
Cash and cash equivalents	0.6%			2.8%			4.9%

(1)	Pre-tax yield is calculated as net investment income divided by the average amortized cost balance for the period.

Fixed Maturities

2009 versus 2008: The reduction in investment income from fixed maturities reflects lower reinvestment yields during 2009 as a result of the global economic stimuli provided by various government bodies in late 2008 which contributed to the significant tightening of credit spreads. This reduction was partially offset by growth of 12% in our average fixed maturity balances during the year.

2008 versus 2007: The increase in investment income from fixed maturities was primarily due to the impact of positive operating cash flows on our average investment balances, compounded with slightly higher yields.

Cash and Cash Equivalents

2009 versus 2008: The decrease in investment income from cash and cash equivalents in 2009 reflects the decline in global short-term interest rates that the global governments have initiated to stabilize financial markets and the broader economy. Average cash and cash equivalents balances in 2009 were similar to those in 2008.

2008 versus 2007: The reduction in net investment income from cash and cash equivalents in 2008 was due to a significant decline in global short-term interest rates and lower average cash and cash equivalents balances during the year. The reduction in our average cash and cash equivalents balances was largely associated with the funding of our share repurchases and investment portfolio during the first half of 2008. During the second half of 2008, we began to increase our allocation to cash and cash equivalents in response to the deteriorating financial market conditions.

Other Investments

As noted in our ‘Critical Accounting Estimates—Fair Value Measurements’, we record the change in fair value on our other investments in net investment income. Accordingly, the pre-tax return on other investments may vary materially year over year, in particular during volatile credit and equity markets. The following table provides a breakdown of net investment income (loss) from other investments:

Year ended December 31,	2009	2008	2007

Credit funds	$53,461	$(149,787)	$936
Hedge funds	43,399	(72,614)	21,260
Short duration high yield fund	8,548	(4,108)	3,087
CLO – equity tranched securities	(23,366)	5,528	8,102
Life settlement contracts	-	-	966

Total	$82,042	$(220,981)	$34,351

Pre-tax return on other investments(1)	15.8%	(35.1% )	3.7%

(1)	The pre-tax return on other investments is calculated by dividing total income (loss) from other investments by the average month-end fair value balances held for the periods indicated.

The 15.8% pre-tax return on other investments in 2009 was primarily driven by strong performance by hedge funds and credit funds. Our hedge fund investments have exposures primarily to net long equity positions, and these funds tracked the strong performance of global equity indices during the year. Credit funds also advanced on the recovery of market pricing for the underlying bank loans that form the collateral of these funds. In 2008, credit funds were negatively impacted by illiquidity proliferating throughout the credit markets rather than a fundamental deterioration of the underlying collateral. Loan valuations within our credit funds began falling at the end of 2007 after default expectations increased as a result of the collapse of the sub-prime mortgage industry that effectively shut down credit markets worldwide. This led to a significant widening in credit spreads. Although there was a brief recovery in prices in mid-2008, prices continued to fall dramatically in the months following the failure of Lehman Brothers and other global financial firms that forced de-leveraging by investors within the financial markets. Loan valuations at the end of 2008 were near historical lows. Consequently, this contributed significantly to the negative pre-tax return in 2008.

The strong performance in 2009 was partially offset by a reduction in the fair value of the collateralized loan obligation (“CLO”) equity tranched securities due to lower recoveries on actual defaults and lower projected recovery rates on the underlying collateral. Actual default rates have stabilized and in some cases are currently trending lower in the second half of 2009. Refer to the ‘Critical Accounting Estimate – Fair Value Measurements’ section for further details.

Equities

During 2008, we began funding an allocation to global equities. The income from equities represents dividends received, net of applicable withholding taxes. To reduce our exposure to the financial sector in early 2009, we sold all of the non-redeemable preferred stocks. As a result, our dividend income declined by 52% in 2009 relative to 2008.

Net Realized Investment Gains/Losses

Our fixed maturities and equities are classified as available for sale and reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains/losses) only when securities are sold or when OTTI are recorded on these assets. Additionally, net income is impacted (through net realized gains/losses) by changes in the fair value of investment derivatives, mainly foreign exchange forward contracts.

The following table provides a breakdown of net realized investment gains/losses:

Year ended December 31,	2009	2008	2007

On sale of:
Fixed maturities and short-term investments	$34,795	$56,219	$13,874
Equities	(10,822)	(69,523)	-
OTTI charges recognized in earnings	(337,435)	(77,753)	(8,562)
Change in fair value of investment derivatives	(1,032)	6,650	(82)

Fair value hedges:
Change in fair value of derivative instruments	(13,655)	7,248	-
Change in fair value of hedged investments	16,565	(8,108)	-

Net realized investment gains (losses)	$(311,584)	$(85,267)	$5,230

On sale of investments

Generally, sales of individual securities occur when we conclude there are changes in the credit quality of a particular issuer or market value is likely to deteriorate. To be prudent, we may also sell to reduce a concentration in a particular issuer or asset class.

Fixed maturities and short-term investments:

The net realized investment gains on the sale of fixed maturities and short-term investments in 2009 primarily include gains on sales of U.S. agency pass-throughs (residential mortgage-backed securities (“MBS”)) as the strong rally since late 2008 provided an opportunity to reduce potential extension of our duration risk (refer to ‘Cash and Investments’ section).

The realized gains on fixed maturities in 2008 primarily reflect gains on the sale of certain agency mortgage-backed securities, the price of which were positively impacted by the conservatorship of Fannie Mae and Freddie Mac. In addition, we also recognized gains on the repositioning of our high grade fixed income portfolio, taking advantage of dislocations in certain sectors of the fixed income markets.

Equities:

Net realized investment losses on the sale of equities in 2009 were driven by the sale of preferred shares in the financial sector in the first quarter of the year.

Net realized losses on the sale of equities in 2008 include losses of $60 million in connection with the sale of our Fannie Mae and Freddie Mac non-redeemable preferred equities, recognizing their deteriorating financial condition. These publicly traded government sponsored enterprises, which were leading participants in the U.S. secondary mortgage market, were negatively impacted by the housing market downturn and credit crunch. In September 2008, both Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. Treasury.

OTTI charges

We review our available-for-sale investment portfolio each quarter to determine if the unrealized loss position of a security is other-than-temporary. Refer to the ‘Critical Accounting Estimates – OTTI’ section for further details on our impairment review process.

In accordance with the new accounting guidance effective April 1, 2009, the OTTI charge to earnings reflects only credit impairments, where projected cash flows are less than the amortized cost of a security, or the full unrealized loss position if we intend to sell a fixed maturity security or it is more likely than not that we will need to sell it to meet our liabilities. The new guidance does not allow for retrospective application, therefore the OTTI charge recorded in the first quarter of 2009 as well as for prior year periods are based on previous OTTI accounting guidance (i.e. the difference between the fair value and amortized cost of a debt security in an unrealized loss position).

The following table summarizes our OTTI recognized in earnings by asset class:

Year ended December 31,	2009	2008	2007

Fixed maturities:
Corporate debt	$277,979	$56,809	$3,683
Residential MBS	24,594	4,956	509
Commerical MBS	10,843	323	1,024
ABS	2,384	8,615	3,346
Municipals	1,280	394	-

	317,080	71,097	8,562
Equities	20,355	6,656	-

Total OTTI recognized in earnings	$337,435	$77,753	$8,562

Fixed maturities:

The OTTI charges in 2009 were significantly higher than 2008, primarily due to an impairment charge of $263 million on our medium-term note (“MTN”) holdings held within our corporate debt portfolio during the third quarter. In response to the credit crisis, the MTN managers had to reduce their leverage levels which in turn lowered the credit duration of the MTNs. As credit markets recovered and credit spreads tightened in 2009, price appreciation was not as pronounced as the depreciation during 2008 due to the lower credit duration of the MTNs. The tightening of credit spreads was more significant and much quicker than anticipated which has hindered the ability of the MTN managers to reinvest the underlying cash flows at wider credit spreads. Consequently, based on updated cash flow projections, we concluded that we will not fully recover par on these MTNs and therefore we have recorded credit losses on these securities.

The impairment charges on the residential MBS during 2009 were primarily related to expected credit losses while the OTTI charge on the commercial MBS was related to our intent to sell in order to take advantage of the favorable market conditions and to reduce our exposure on this asset class.

In 2008, we impaired $32 million of corporate debt securities held in Lehman Brothers following its bankruptcy and sale in September 2008. Additionally, the OTTI charges on residential MBS as well as ABS were primarily the result of the credit crisis and the higher risk of defaults on certain identified securities.

The OTTI losses in 2007 were spread across our portfolio, with no concentration to any particular type of investment or sector.

Equities:

The OTTI losses on equities in 2009 and 2008 are due to the severity and duration of the unrealized loss positions, for which we concluded the forecasted recovery period was too uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned.

Fair Value Hedges

Due to the significant volatility in the Euro vs. U.S. dollar currencies in 2008, we implemented a fair value hedging program to hedge un-matched foreign currency exposures in the third quarter of 2008. During 2009 and 2008, our hedging program was effective, resulting in a net gain of $3 million and net loss of $1 million, respectively. Refer to Item 8, Note 9 of our Consolidated Financial Statements and Item 7A. ‘Quantitative and Qualitative Disclosure About Market Risk – Foreign Currency Risk’ for further details.

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

Year ended December 31,	2009	2008	2007

Net investment income	$464,478	$247,237	$482,873
Net realized investments gains (losses)	(311,584)	(85,267)	5,230
Change in net unrealized gains/losses, net of currency hedges	798,870	(735,074)	67,238

Total	$951,764	$(573,104)	$555,341

Average cash and investments(1)	$11,138,624	$10,623,059	$10,217,520

Total return on average cash and investments, pre-tax	8.5%	(5.4% )	5.4%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	December 31, 2009		December 31, 2008
	Fair Value	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost

Fixed maturities, available for sale, fair value	$9,718,355	$9,628,287	$7,750,654	$8,404,994
Equities, available-for-sale, fair value	204,375	195,011	107,283	164,330
Other investments, at fair value	570,276	585,414	492,082	632,304
Short-term investments	129,098	129,098	261,879	261,879

Total investments	$10,622,104	$10,537,810	$8,611,898	$9,463,507

Cash and cash equivalents(1)	$864,054	$864,054	$1,820,673	$1,820,673

(1)	Includes restricted cash and cash equivalents of $75 million and $123 million for 2009 and 2008, respectively.

The amortized cost/cost of our total investments increased by $1.1 billion from December 31, 2008, primarily as a result of shifting some of our cash and cash equivalents holdings to our fixed maturities portfolio as well as investing a portion of our operating cash flows generated in 2009. The total increase was partially offset by $337 million in OTTI charges in 2009. Refer to ‘Net Realized Investment Losses’ above for further details.

The increase of $2 billion in the fair value of our total investments in 2009 was primarily due to new purchases (as noted above) coupled with significantly improved valuation as a result of the recovery in the global financial markets in 2009. This recovery was due to the global government initiatives, centered on unprecedented monetary stimulus and near zero short-term interest rates, in response to the financial crisis in late 2008. Most asset classes higher on the risk spectrum (i.e. lower quality credit ratings) gained significantly in valuation from the lows reached in March 2009 as a result of unprecedented credit spreads tightening.

The total change in net unrealized gains (losses) on our available-for-sale investment portfolio for 2009 was as follows:

	Net Unrealized Gains (Losses) at December 31, 2009	Net Unrealized Gains (Losses) at December 31, 2008	Change in 2009

Fixed maturities:
U.S. government and agencies	$(3,215)	$38,566	$(41,781)
Non-U.S. government	8,971	7,219	1,752
Corporate debt	98,316	(455,742)	554,058
Residential MBS	1,848	(24,813)	26,661
Commercial MBS	(17,418)	(170,217)	152,799
ABS	(12,692)	(52,260)	39,568
Municipals	14,258	2,907	11,351

Total fixed maturities	$90,068	$(654,340)	$744,408

Equities:
Common stock	$9,364	$(47,098)	$56,462
Preferred stock	-	(9,949)	9,949

Total equities	$9,364	$(57,047)	$66,411

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	December 31, 2009		December 31, 2008
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agencies	$1,856,659	19%	$1,187,333	15%
Non-U.S. government	696,814	7%	279,225	4%
Corporate debt	3,580,766	37%	2,061,317	27%
Residential MBS	1,779,641	18%	2,711,998	35%
Commercial MBS	662,811	7%	763,098	10%
ABS	443,139	5%	381,006	5%
Municipals	698,525	7%	366,677	4%

Total	$9,718,355	100%	$7,750,654	100%

Credit ratings:(1)
U.S. government and agencies	$1,856,659	19%	$1,187,333	15%
AAA(2)	4,007,688	41%	4,504,963	58%
AA	914,454	9%	491,185	6%
A	1,760,929	18%	944,841	12%
BBB	1,036,359	11%	601,196	8%
Below BBB(3)	142,266	2%	21,136	1%

Total	$9,718,355	100%	$7,750,654	100%

(1)	As assigned by S&P. In the absence of an S&P rating, we used the lower rating established by Moody’s or Fitch
(2)	Includes U.S. government-sponsored agency, residential MBS and commercial MBS
(3)	Non-investment grade securities

During 2009, the majority of new investments were made in high-grade corporate debt securities to take advantage of higher yields while maintaining the same overall credit quality profile for the investment portfolio. At December 31, 2009, fixed maturities had an approximate average duration of 3.1 years (2008: 2.5 years). When incorporating cash and cash equivalents into this calculation, the average duration at December 31, 2009 is 2.8 years (2008: 2.1 years).

At December 31, 2009, the weighted average credit rating of our fixed maturities portfolio was AA (2008: AA+). To calculate the weighted average credit rating, we assigned points to each rating with 30 points for the highest rating (U.S. government and agencies) and 2 points for the lowest rating (D) and used the average the weighted average market values of the individual securities. Securities that are not rated by S&P, Moody’s or Fitch are excluded from the weighted average calculation. At December 31, 2009, the fair value of securities not rated totaled $21 million (2008: $1 million).

The non-investment grade securities reported in the above table are as a result of downgrades subsequent to our initial purchases except for one MTN for $25 million. Our investment guidelines and policy as approved by the Finance Committee do not allow for investment in non-investment grade securities, without their pre-approval. Issuers of non-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer; accordingly, these securities are generally more sensitive to adverse economic conditions than investment grade securities. At December 31, 2009, total non-investment grade securities comprised 1.5% (2008: 0.3%) of our total fixed maturities portfolio. We continue to hold these non-investment grade securities as we believe there is good return prospect based on their respective fundamentals. The increase in non-investment grade holdings was primarily due to downgrades of several non-agency RMBS issues and a small number of corporate debt issues during 2009.

Corporate Debt:

At December 31, 2009, our corporate debt portfolio had a weighted average credit rating of A (2008: A), a duration of 3.2 years (2008: 3.1 years) and a weighted average life of 4.5 years (2008: 4.5 years).

The composition of our corporate debt securities at December 31, 2009 was as follows:

	Fair Value	% of Fair Value of Total Fixed Maturities	Net Unrealized Gains at December 31, 2009	Change in Net Unrealized Gains (Losses) since December 31, 2008

Direct Financials	$1,913,325	19.7%	$25,543	$126,058
Direct Non Financials	1,315,782	13.5%	55,251	82,919
Medium-Term Notes (MTNs)	351,660	3.6%	17,522	348,451

Total	$3,580,767	36.8%	$98,316	$557,428

The direct financials exposures are primarily related to U.S. banks (30%), foreign banks (23%), and commercial finance (15%), with the remainder diversified across several other sub-sectors. Included in direct financials debt are $281 million (2008: $98 million) of U.S. FDIC guaranteed bonds and $205 million (2008: nil) of foreign FDIC guaranteed bonds. At December 31, 2009, the weighted average credit rating of financials debt was AA- by S&P (2008: A).

Non-financial exposures are primarily related to communications (28%), electric (16%) and consumer non-cyclicals (16%), with the remainder diversified across several other sub-sectors. The weighted average credit rating of non-financials debt at December 31, 2009 was A- by S&P (2008: A-).

The MTNs portfolio is collateralized by a pool of European fixed maturity securities diversified by country and asset sector with the majority of the exposure consisting of investment grade corporate and sovereign debt. The MTNs portfolio provides exposure to floating rate notes which allows us to diversify from our fixed interest rate exposure of other fixed maturity securities we hold in our investment portfolio. The fair value of MTNs is driven by the return of the underlying pool of fixed maturities and the level of leverage. As previously noted, we impaired all the MTNs during the third quarter of 2009, resulting in decreasing their amortized cost bases to fair value at the time of impairment. Following our review during the fourth quarter of 2009, we have decided to redeem all MTNs managed by one manager and redeploy the proceeds to investment grade diversified portfolios. These MTNs had a fair value of $61 million with unrealized gains of $1 million at December 31, 2009, and were subsequently collected in early 2010. We continue to hold the remaining MTNs, as we believe there is still good short-term total return prospect for these investments.

Mortgage-Backed Securities:

The following table provides a breakdown of the fair value of our residential and commercial MBS portfolios by credit rating as assigned by S&P:

	December 31, 2009		December 31, 2008
	Residential MBS	Commercial MBS	Residential MBS	Commercial MBS

U.S. government-sponsored agencies	$1,556,659	$9,600	$2,353,490	$12,261

Non-agencies:
AAA	124,977	513,791	347,273	738,678
AA	27,499	63,555	5,555	4,042
A	2,831	74,473	1,799	8,117
BBB	3,794	1,392	2,556	-
Below BBB(1)	63,881	-	1,325	-

Total	$1,779,641	$662,811	$2,711,998	$763,098

(1)	Non-investment grade securities

Residential MBS:

Our residential MBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. During 2009, we reduced our holdings in agency residential MBS due to the strong rally since late 2008 which gave us an opportunity to reduce the potential extension of our duration risk due to the anticipated rise in interest rates. We reallocated the proceeds to U.S. treasury and agency debt securities. Further, we reduced holdings in non-agency residential MBS and reallocated the proceeds to investment grade corporate debt securities to take advantage of higher yields. Valuation for agency RMBS improved significantly in 2009 as a result of the Federal Reserve’s MBS Purchase Program which helped to compress mortgage yield premiums closer to pre-crisis levels. Non-agency RMBS performed well due to renewed investors’ interest in riskier assets. As previously noted, the increase in non-investment grade RMBS was due to downgrades in 2009.

At December 31, 2009, the average duration and weighted average life was 0.1 years (2008: 0.3 years) and 3.7 years (2008: 3.1 years), respectively, for non-agency residential MBS. At December 31, 2009, the non-agency residential MBS primarily originated from years 2004 to 2007, from which 2005 is the largest component (35%).

Our total exposure to subprime and Alt-A collateral has reduced to $88 million at December 31, 2009 from $132 million at December 31, 2008, primarily due to sales and paydowns. Of these securities, 50% are rated AAA by S&P (2008: 93%)

Commercial MBS:

Our exposure to this asset class decreased in 2009 primarily due to sales as the valuation on our commercial MBS holdings increased significantly during the year. Our remaining non-agency commercial MBS portfolio continues to be rated highly, with approximately 79% rated AAA by S&P. Additionally, the weighted average estimated subordination percentage for the non-agency portfolio was 27% at December 31, 2009 (2008: 27%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At this time, based on fundamental analysis, we do not expect a principal loss on commercial MBS. At December 31, 2009, the average duration and weighted average life was 3.6 years (2008: 3.6 years) and 4.4 years (2008: 4.5 years), respectively. Based on fair value, the largest vintages in our non-agency commercial MBS portfolio were years 2005 (18%), 2006 (23%) and 2007 (23%).

Asset- Backed Securities:

The $62 million increase in fair value at December 31, 2009 from 2008 was primarily due to improved valuations as a result of robust demand for assets issued through the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”). The average duration and weighted average life of our ABS portfolio at December 31, 2009 was 1.3 years (2008: 0.6 years) and 2.7 years (2008: 3.5 years), respectively. Based on fair value, our ABS securities primarily originate from years 2009 (44%) and 2008 (27%).

The following table provides a breakdown of the underlying collateral for our ABS by credit rating as assigned by S&P:

	Asset-backed securities
	AAA	AA	A	BBB	BB and lower(3)	Total
At December 31, 2009
Auto	$203,522	$-	$2,547	$174	$-	$206,243
Credit card	73,172	-	-	-	-	73,172
CLO(1)	-	-	20,720	13,152	8,350	42,222
Home equity	65	-	-	-	-	65
CDO(2)	2,045	209	1,674	221	22	4,171
Equipment	26,684	-	157	-	-	26,841
Other	89,554	-	-	871	-	90,425

Total	$395,042	$209	$25,098	$14,418	$8,372	$443,139

% of total	89%	0%	6%	3%	2%	100%

At December 31, 2008
Auto	$107,719	$8,365	$546	$322	$-	$116,952
Credit card	109,797	-	-	-	-	109,797
CLO(1)	1,298	-	22,889	11,036	-	35,223
Home equity	23,208	77	182	1,736	3,900	29,103
CDO(2)	4,540	277	1,181	4,714	-	10,712
Equipment	3,537	-	125	-	-	3,662
Other	75,557	-	-	-	-	75,557

Total	$325,656	$8,719	$24,923	$17,808	$3,900	$381,006

% of total	85%	2%	7%	5%	1%	100%

(1)	Collateralized loan obligation – debt tranched securities
(2)	Collateralized debt obligation
(3)	Non-investment grade

Insurance Enhanced Securities:

At December 31, 2009, we held insurance enhanced securities (MBS, ABS and municipal bonds) of $217 million (2008: $215 million) or 2% (2008: 3%) of total fixed maturities. The weighted average credit rating for the insured securities was AA (2008: AA) by S&P. In the event the financial guarantee companies are unable to make good on their guarantee on a defaulted security, we would then be exposed to the credit loss. Excluding the insurance benefit from the financial guarantee companies, the weighted average credit rating of the issuers was AA- (2008: A+) by S&P for the above insured securities. As noted above, there is little difference between the average credit rating with and without the insurance enhancement at December 31, 2009, indicating that the market place is giving little credit for the insurance protection. At December 31, 2009, our largest exposures to financial guarantors were Financial Security Assurance Inc. for $69 million (2008: $72 million), MBIA Insurance Corporation for $69 million (2008: $70 million) and Ambac Financial Group, Inc. for $57 million (2008: $60 million). We do not have any significant investments in these companies at December 31, 2009. Effective February, 2009, the insurance provided by MBIA was provided through its wholly owned subsidiary, National Public Finance Guarantee Corporation.

Gross Unrealized Losses:

At December 31, 2009, the gross unrealized losses on our fixed maturities portfolio were $134 million (2008: $812 million). The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position.

	December 31, 2009			December 31, 2008
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$3,313,450	$(47,697)	42%	$1,807,135	$(70,823)	8%
10-20%	168,116	(30,904)	27%	578,164	(102,239)	13%
20-30%	66,169	(19,902)	17%	495,492	(163,441)	21%
30-40%	17,851	(9,263)	8%	163,566	(91,372)	11%
40-50%	696	(552)	1%	137,276	(115,731)	15%
> 50%	3,538	(6,154)	5%	174,535	(252,431)	32%

Total	$3,569,820	$(114,472)	100%	$3,356,168	$(796,037)	100%

At December 31, 2009, the gross unrealized losses greater than 50% of amortized cost remaining on investment grade fixed maturities consist primarily of non-agency RMBS, non-agency CMBS and ABS where we do not anticipate credit losses. These securities have a weighted average credit rating of AA- by S&P. The greater than 50% severity of unrealized loss at December 31, 2008, was primarily related to our MTNs which represented $217 million or 86% of the gross unrealized losses in this band and had a weighted average credit rating of BBB+ by S&P. The decrease in gross unrealized losses greater than 50% of amortized cost in 2009 was primarily due to the impairment of our MTNs in the third quarter of 2009. The gross unrealized losses for the other ranges of severity noted in the above table decreased in 2009 primarily due to the recovery of the global financial markets.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all below non-investment grade fixed maturities in an unrealized loss position at December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$59,464	$(1,866)	10%	$1,700	$(36)	0%
10-20%	20,993	(4,614)	23%	-	-	0%
20-30%	6,039	(2,160)	11%	4,392	(1,302)	8%
30-40%	11,914	(6,855)	35%	283	(128)	1%
40-50%	3,756	(3,227)	16%	-	-	0%
> 50%	373	(994)	5%	12,762	(14,348)	91%

Total	$102,539	$(19,716)	100%	$19,137	$(15,814)	100%

The greater than 50% severity of unrealized loss at December 31, 2008, was primarily related to one MTN and had a weighted average credit rating of B by S&P. This security was impaired in 2009 and contributed to the decrease in gross unrealized losses greater than 50% of amortized cost. The increase in gross unrealized losses for the other ranges of severity noted in the above table for 2009 is primarily due to downgrades during the year; however we do not anticipate credit losses on these securities.

At December 31, 2009, the investment portfolios held by our U.S. subsidiaries included $25 million of net unrealized gains (2008: $52 million on net unrealized losses) on fixed maturities and related deferred tax liability of $9 million (2008: deferred tax asset of $18 million). At December 31, 2008, the entire deferred tax asset on the net unrealized losses was provided for as a valuation allowance due to insufficient positive evidence regarding the utilization of these losses. The deferred tax liability at December 31, 2009 reduced the amount of valuation allowance required on the U.S. capital related items. At December 31, 2009, the total valuation allowance attributable to U.S. investment related items including unrealized and realized losses and OTTI was $29 million (2008: $52 million). This valuation allowance includes $22 million for deferred tax assets for capital loss carryforwards which expire as follows: $1 million in 2010, $1 million in 2011, $18 million in 2013 and $2 million in 2014. In accordance with the intraperiod tax allocation requirements, all changes in the valuation allowance attributable to movement in the net unrealized gains or losses in the U.S. were offset against the deferred tax benefit or expense recorded in accumulated other comprehensive income.

Equity Securities

The fair value of our common stock holdings increased by $97 million at December 31, 2009 from 2008 primarily due to $62 million of net purchases, including a foreign bond mutual fund, and $67 million in improved valuations as a result of the recovery in the global equity markets in 2009. This increase was partially offset by realized losses, including $20 million of OTTI charges.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	December 31, 2009		December 31, 2008

Hedge funds	$94,630	16.6%	$55,496	11.3%
Funds of hedge funds	256,877	45.0%	196,291	40.0%

Total hedge funds	351,507	61.6%	251,787	51.3%

Distressed securities	22,957	4.0%	50,187	10.2%
Long/short credit	84,392	14.8%	50,907	10.3%

Total credit funds	107,349	18.8%	101,094	20.5%

CLO - equity tranched securities	61,332	10.8%	97,661	19.8%
Short duration high yield fund	50,088	8.8%	41,540	8.4%

Total other investments	$570,276	100.0%	$492,082	100.0%

The investment objectives for our hedge fund allocation are to provide a differentiated source of investment return with low correlation to the balance of our assets, returns similar to equity market indices with less volatility, and contribution to the growth in the our book value.

The increase in the fair value of our hedge funds investment in 2009 reflects $56 million of net subscriptions as well as significant valuation improvement after experiencing extremely poor performance during 2008 due to the financial crisis. The fair value of our credit funds investment in 2009 was also driven by a strong recovery in the credit markets, partially offset by $47 million of redemptions during the year. Certain hedge and credit fund investments may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. Refer to Item 8, Note 5 (b) of our Consolidated Financial Statements for further details.

The decrease in the fair value of the CLO – equity tranched securities in 2009 is due to $13 million of cash distributions collected during the year, in addition to a $23 million decline in our estimate of fair value. Refer to ‘Critical Accounting Estimates – Fair Value Measurements for Other Investments’ section for further details.

Securities Lending

As a response to the credit crisis in late 2008, we decided to wind down our security lending program in an orderly manner to reduce our counterparty credit risk exposure. For certain securities, we may hold these until they mature in 2010. As of December 31, 2009, we had outstanding securities lending agreements of approximately $130 million (2008: $406 million).

Restricted Assets

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts in certain large transactions to provide collateral to ceding companies, rather than providing letters of credit. The assets in trust consist primarily of highly rated fixed maturity securities and a foreign bond mutual fund. The fair value of our restricted assets components are as follows:

At December 31,	2009	2008

Assets used for collateral in Trust for inter-company agreements	$1,592,014	$1,455,634
Deposits with U.S. regulatory authorities	72,081	49,789
Assets used for collateral in Trust for third party agreements	173,547	149,623

Total restricted investments	$1,837,642	$1,655,046

The increase in restricted investments in 2009 is primarily due to shifting some of our restricted cash equivalents into a foreign bond mutual fund used as collateral for certain reinsurance business.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage liquidity at both the holding company and operating subsidiary level. Global financial markets recently experienced unprecedented volatility and disruption. This market turmoil has affected (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance in the foreseeable future.

Holding Company

As a holding company, AXIS Capital has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which AXIS Capital’s subsidiaries operate (refer to Item 8, Note 18, to the Consolidated Financial Statements for further information), as well as the need to maintain capital levels to adequately support insurance/reinsurance operations and preserve financial strength ratings issued by independent rating agencies. During 2009, AXIS Capital received $530 million (2008: $430 million; 2007: $565 million) of dividends from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to both common and preferred shareholders, stock repurchases, interest and principal payments on debt, capital investments in subsidiaries and payment of corporate operating expenses. We believe the dividend capacity of AXIS Capital’s subsidiaries, which was over $1 billion at December 31, 2009, will provide AXIS Capital with sufficient liquidity for the foreseeable future.

Operating Subsidiaries

AXIS Capital’s operating subsidiaries generally derive cash from investment income, as well as the net receipt of premiums less losses and loss expenses related to their underwriting activities. Historically, these cash receipts have been sufficient to fund the operating expenses of these subsidiaries, as well as to fund sufficient dividend payments to AXIS Capital. The remaining cash flows from subsidiaries are reinvested in our investment portfolio.

The insurance and reinsurance business of our operating subsidiaries provides liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. However, operating cash flows can be affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and can fluctuate significantly from period to period.

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash provided by (used in)	2009	2008	2007

Operating activities	$849,856	$1,525,725	$1,573,016
Investing activities	(1,478,871)	(633,313)	(1,370,748)
Financing activities	(321,924)	(408,129)	(847,213)
Effect of exchange rate changes on cash	41,972	(59,819)	34,475

Increase (decrease) in cash and cash equivalents	$(908,967)	$424,464	$(610,470)

Note: See Consolidated Statements of Cash Flows included in Item 8, ‘Financial Statements and Supplementary Data’, of this report, for additional information.

•

Our cash flows from operating activities declined by $676 million in 2009, primarily as the result of a $314 million increase in net paid losses driven by claims on our credit and political risk business and a non-recurring payment of $200 million to settle our insurance derivative contract, and in lower investment income on cash and fixed maturities.

•

Our 2009 cash outflows from investing activities relates principally to the net purchase of fixed maturities of $1.6 billion (2008: $0.1 billion; 2007: $1.7 billion). During the latter part of 2008, in response to deteriorating financial market conditions, we increased our asset-allocation to cash and cash equivalents, while reducing our net purchasing of fixed maturities. As markets stabilized during the current year, we utilized our excess cash and cash equivalents to fund fixed maturity purchases. Refer to the ‘Cash and Investments’ section above.

•

Net cash flows used in financing activities in 2009 primarily comprise share repurchases of $176 million (2008: $291 million; 2007: $308 million), dividends paid on common shares of $113 million (2008: $106 million; 2007: $111 million) and dividends paid on preferred shares of $37 million (2008 and 2007: $37 million).

Our diversified underwriting portfolio has demonstrated an ability to withstand catastrophic losses; we have generated significant positive operating cash flows since our inception, despite the occurrence of multiple large hurricanes during this period. We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under most loss scenarios as well as our other contractual commitments through the foreseeable future. Refer to the ‘Commitments and Contingencies’ section below for further information on our anticipated obligations.

In the unlikely event that paid losses accelerate beyond our ability to fund such payments from operating cash flows, we would utilize our cash and cash equivalent balances or liquidate a portion of our investment portfolio. Our cash and cash equivalent balance at December 31, 2009 was over $0.8 billion. In addition, our investment portfolio is heavily weighted towards conservative, high quality, and highly liquid securities. This includes $3.4 billion in U.S. government and agency backed securities, which we believe could be liquidated within one to three business days. At December 31, 2009, these securities were in a net unrealized gain position of $34 million. To provide some context to the information above, our modeled single occurrence 1-in-250 year period U.S hurricane probable maximum loss, net of reinsurance, is approximately $1.3 billion. Refer to the ‘Enterprise Risk Management’ section of Item 1 for further information.

We regularly evaluate, through stress and scenario testing, our expected liquidity adequacy in extreme market and business conditions. We currently maintain a $1.5 billion credit facility, the terms of which allow us to issue letters of credit up to the full amount of the facility and borrow up to $500 million for general corporate purposes, with total usage not to exceed $1.5 billion. At December 31, 2009, we had no direct borrowings outstanding under the facility, however, unsecured letters of credit totaling $453 million (2008: $567 million) had been issued. These letters of credit are principally utilized to support non-admitted insurance and reinsurance operations in the United States. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business written by us and the loss experience of such business. In addition to letters of credit, we have established insurance trusts in the U.S. that provide cedants with statutory relief under U.S. state insurance regulations. We are currently evaluating our alternatives in advance of the scheduled August 2010 expiry of this facility and believe we will be able to continue to meet the collateral requirements of our clients and adequately preserve our liquidity. Refer to Item 8, Note 10 (b) of our Consolidated Financial Statements, for additional information on our credit facility.

CAPITAL RESOURCES

In addition to common equity, we have utilized other external sources of financing, including debt, preferred shares and our credit facility, to support our business operations. We believe that we hold sufficient capital to allow us to take advantage of profitable opportunities and to maintain our financial strength ratings, as well as to comply with various local statutory regulations. We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. The following table summarizes our consolidated capitalization position for the periods indicated:

At December 31,	2009	2008

Long-term debt	$499,476	$499,368

Preferred shares	500,000	500,000
Common equity	5,000,244	3,961,041

Shareholders’ equity	5,500,244	4,461,041

Total capitalization	$5,999,720	$4,960,409

Ratio of debt to total capitalization	8.3%	10.1%

Ratio of debt and preferred equity to total capital	16.7%	20.1%

Long-term Debt: Long-term debt represents senior notes we issued during 2004. For further information refer to Item 8, Note 10 (a) of the Consolidated Financial Statements.

Preferred Shares: During 2005, we issued $250 million of series A and $250 million of series B Preferred shares. For further information refer to Item 8, Note 13 (b) of the Consolidated Financial Statements.

Common Equity: The value of our common equity increased by $1.0 billion during 2009, as a result of our net income for the year combined with recoveries in the fair value of our investment portfolio. In comparison, the value of our common equity fell by $0.7 billion during 2008, driven primarily by a decline in the fair value of our investment portfolio as a result of global financial market turmoil. The following table reconciles our opening and closing common equity positions:

	2009	2008

Common equity – opening	$3,961,041	$4,658,622
Net income	497,886	387,376
Change in unrealized appreciation (depreciation) on available for sale investments, net of tax	828,320	(727,738)
Share repurchases	(175,909)	(291,003)
Common share dividends	(128,426)	(120,909)
Preferred share dividends	(36,875)	(36,875)
Share-based compensation and other	54,207	91,568

Common equity – closing	$5,000,244	$3,961,041

Share Repurchases

As part of our capital management program, our Board of Directors has approved a share repurchase program. At December 31, 2009, the remaining authorization with the authorization under the program was $542 million (refer to Item 5 ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities’ for additional information). Subsequent to December 31, 2009, we repurchased additional common shares for $125 million. As of February 5, 2010, additional repurchases of approximately $417 million were available under program. The timing and amount of the additional repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

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

Financial Strength Ratings

AXIS Capital and our insurance subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best and Moody’s Investors Service. These ratings are publicly announced and are available directly from the agencies as well as on our Internet website.

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

Debt ratings apply to short-term and long-term debt as well as preferred stock. These ratings are assessments of the likelihood that we will make timely payments of principal, interest and preferred share dividends. Our $500 million Senior Notes are assigned a senior unsecured debt rating of Baa1 (stable) by Moody’s Investors Service and A- (stable) by S&P. Our Series A and B preferred shares are rated Baa3 (stable) by Moody’s Investors Service and BBB (stable) by S&P.

COMMITMENTS AND CONTINGENCIES

The following table provides a breakdown of our contractual obligations at December 31, 2009 by period due:

Contractual Obligations	Payment Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss payments(1)	$6,564,133	$1,846,084	$2,182,435	$1,117,879	$1,417,735
Operating lease obligations(2)	104,585	14,670	31,341	28,412	30,162
Reinsurance purchase commitments(3)	50,204	50,204	-	-	-
SERPs payments(4)	25,525	1,188	2,486	2,638	19,213
Financing activities
Senior notes
(including interest payments)(5)	641,354	28,750	57,500	555,104	-

Total	$7,385,801	$1,940,896	$2,273,762	$1,704,033	$1,467,110

(1)	Estimated gross loss payments. Given the limited loss payout pattern information specific to our experience, we have used industry data, on a line by line basis, to estimate our expected payments. The amount and timing of actual loss payments may differ materially from the estimated payouts in the table above. For further discussion refer to ‘Critical accounting estimates’ section below.
(2)	Operating lease obligations: We lease office space in the countries in which we operate under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business as required.
(3)	Reinsurance purchase commitments: During 2009, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance.
(4)	SERPs payments: We have provided Supplemental Executive Retirement Plans (“SERPs”) to two senior executives. Refer to Item 8, Note 14 (ii) to the Consolidated Financial Statements.
(5)	Senior notes (including interest payments): For further information on the repayment terms of amounts due on our senior unsecured debt refer to Item 8, Note 10 (a), to the Consolidated Financial Statements.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

General

We believe the most significant judgment made by management is the estimation of our reserve for losses and loss expenses, which we also refer to as loss reserves. We are required by U.S. GAAP to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses (“ultimate losses”) under the terms of our policies and agreements with our insured and reinsured customers. Our loss reserves comprise the following components:

•	Case reserves – cost of claims that were reported to us but not yet paid, and

•	IBNR reserves – anticipated cost of claims incurred but not reported.

Loss reserves also include an estimate of the expense associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. The following tables show our unpaid net loss reserves segregated between case reserves and IBNR and by segment at December 31, 2009 and 2008:

	2009			2008
At December 31,	Gross	Ceded	Net	Gross	Ceded	Net

Case Reserves	$1,895,297	$369,459	$1,525,838	$2,055,027	$408,754	$1,646,273
IBNR	4,668,836	1,011,599	3,657,237	4,189,756	905,797	3,283,959

Total	$6,564,133	$1,381,058	$5,183,075	$6,244,783	$1,314,551	$4,930,232

	INSURANCE
	2009			2008
At December 31,	Gross	Ceded	Net	Gross	Ceded	Net

Property
Case reserves	$318,418	$144,401	$174,017	$519,871	$222,230	$297,641
IBNR	197,022	61,053	135,969	263,068	84,757	178,311

	515,440	205,454	309,986	782,939	306,987	475,952

Marine
Case reserves	156,909	20,952	135,957	249,869	12,510	237,359
IBNR	155,008	39,544	115,464	147,192	25,599	121,593

	311,917	60,496	251,421	397,061	38,109	358,952

Aviation
Case reserves	28,729	-	28,729	30,024	-	30,024
IBNR	47,322	1,548	45,774	55,131	2,389	52,742

	76,051	1,548	74,503	85,155	2,389	82,766

Credit and Political Risk
Case reserves	(40,928)	-	(40,928)	13,788	-	13,788
IBNR	215,031	-	215,031	108,830	-	108,830

	174,103	-	174,103	122,618	-	122,618

Professional Lines
Case reserves	264,735	109,700	155,035	225,878	95,036	130,842
IBNR	1,305,842	478,844	826,998	1,144,247	417,199	727,048

	1,570,577	588,544	982,033	1,370,125	512,235	857,890

Liability
Case reserves	172,954	94,406	78,548	139,950	78,978	60,972
IBNR	681,638	392,695	288,943	649,223	347,642	301,581

	854,592	487,101	367,491	789,173	426,620	362,553

Insurance Total
Case reserves	900,817	369,459	531,358	1,179,380	408,754	770,626
IBNR	2,601,863	973,684	1,628,179	2,367,691	877,586	1,490,105

Total	$3,502,680	$1,343,143	$2,159,537	$3,547,071	$1,286,340	$2,260,731

	REINSURANCE
	2009			2008
At December 31,	Gross	Ceded	Net	Gross	Ceded	Net

Catastrophe, Property and Other
Case reserves	$370,653	$-	$370,653	$437,072	$-	$437,072
IBNR	467,281	-	467,281	478,985	-	478,985

	837,934	-	837,934	916,057	-	916,057

Credit and Bond
Case reserves	88,476	-	88,476	58,303	-	58,303
IBNR	131,038	-	131,038	81,316	-	81,316

	219,514	-	219,514	139,619	-	139,619

Professional Lines
Case reserves	185,586	-	185,586	124,735	-	124,735
IBNR	688,832	790	688,042	653,018	3,313	649,705

	874,418	790	873,628	777,753	3,313	774,440

Motor
Case reserves	229,132	-	229,132	165,470	-	165,470
IBNR	190,199	-	190,199	155,065	-	155,065

	419,331	-	419,331	320,535	-	320,535

Liability
Case reserves	120,633	-	120,633	90,067	-	90,067
IBNR	589,623	37,125	552,498	453,681	24,898	428,783

	710,256	37,125	673,131	543,748	24,898	518,850

Reinsurance Total
Case reserves	994,480	-	994,480	875,647	-	875,647
IBNR	2,066,973	37,915	2,029,058	1,822,065	28,211	1,793,854

Total	$3,061,453	$37,915	$3,023,538	$2,697,712	$28,211	$2,669,501

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

In deciding whether to provide treaty reinsurance, we carefully review and analyze the cedant’s underwriting and risk management practices to ensure appropriate underwriting, data capture and reporting procedures. We undertake an extensive program of cedant audits, utilizing outsourced legal and industry expertise when necessary. This allows us to review a cedant’s claims administration to ensure that its claim reserves are consistent with reinsured exposures, are adequately established and are properly reported in a timely manner, and to verify that claims are being handled appropriately. For those losses where we receive contract-specific loss notifications, our claims department evaluates each notification and, as discussed above, may record additional case reserves if claims are not considered to be adequately reserved by the ceding company. This requires considerable judgment. At December 31, 2009, additional case reserves were $145 million, or 8% of our total case reserves compared to $106 million, or 5%, respectively at December 31, 2008.

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

Unlike case reserves, IBNR is generally calculated at an aggregate level and cannot usually be directly identified as reserves for a particular loss or contract (see ‘Specific Reserving Issues – Catastrophe losses’ for discussion of specific IBNR provisions). Our loss and premium data is aggregated by exposure class and by accident year (i.e. the year in which losses were incurred).

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

Reserving Methodology:

We primarily use the following actuarial methods in our reserving process:

•

Initial expected loss ratio method (“IELR”): This method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each accident year. The estimated loss ratio is based on pricing information and industry data and is independent of the current claim experience to date. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to override our initial expectations of the ultimate loss ratios.

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

The IELR selections in our insurance segment are primarily developed using industry benchmarks with varying degrees of weight given to our own historical loss experience. We also give consideration to a number of other factors, including exposure trends, rate adequacy on new and renewal business, ceded reinsurance costs, changes in claims emergence and our underwriters’ view of terms and conditions in the market environment. In our reinsurance segment, our IELR selections are based on a contract by contract review which incorporates information provided by clients together with estimates provided by our underwriters and actuaries concerning the impact of changes in pricing, terms and conditions and coverage. Our estimate of the impact of these changes includes assumptions which consider, among other things, the market experience of our independent actuarial firm.

Our loss development profiles are primarily developed using industry benchmarks with varying degrees of weight given to our own historical loss experience. Having begun operations in late 2001 and having grown our business substantially since, the credibility of our own loss development profiles have generally been limited. Our development profiles are only adjusted when the weight of our own actual experience becomes sufficiently credible to identify deviations from the market based assumptions. As this happens, we incorporate the experience from these accident years in our actuarial analysis to determine future accident year expected loss ratios, adjusted for the occurrence or lack of large losses, changes in pricing, loss trends, terms and conditions and reinsurance structure.

Reserving by Class of Business:

The weight given to a particular actuarial method is dependent upon the characteristics specific to each class of business, including the types of coverage and the expected claim-tail.

Short-Tail Business:

Short-tail exposures describe classes of business for which losses are usually known and paid within a relatively short period of time after a loss event has occurred. Our short-tail exposures include the majority of the property, terrorism and marine lines of business within our insurance segment, together with the property, catastrophe and crop lines of business within our reinsurance segment.

Due to the relatively short reporting development pattern for short-tail lines of business, our estimate of ultimate losses responds quickly to the latest loss data. We therefore typically assign higher credibility to methods that incorporate actual loss emergence, sooner than would be the case for long-tail lines at a similar stage of development.

Although our reserve estimate for short tail business has inherently less uncertainty than longer tail business, it is still subject to significant judgment. For example, because much of our excess insurance and excess of loss reinsurance business has high attachment points, it is often difficult to estimate whether claims will exceed those attachment points. Also, the inherent uncertainties relating to coverage and damage assessment on catastrophe events (see below), together with our typically large line sizes, further add to the complexity of estimating our potential exposure. Additionally, for workers compensation catastrophe reinsurance business, our estimate of ultimate losses requires us to estimate longer term and potentially more variable costs, such as ongoing medical expenses. This business therefore generally has a longer development profile when compared to property catastrophe business.

The reserving process for losses arising from catastrophic events typically involves the determination by our claims department, in conjunction with our underwriters and actuaries, of our exposure and likely losses immediately following an event with subsequent refinement of those losses as our clients provide updated actual loss information. When a catastrophe event occurs, we review our contracts to determine those that could be potentially exposed to the event. We contact brokers and clients to determine their estimate of involvement and the extent to which their programs are affected. We may also use commercial vendor models to estimate loss exposures under the actual event scenario. As part of the underwriting process, we obtain exposure data from our clients, so that when an event occurs we can run the models to produce an estimate of the losses incurred by clients on programs that we insure or reinsure. Typically, we derive our estimate for the losses from a catastrophic event by blending all of the sources of loss information available to us. This estimate is derived by the claims team and, where there are no reported case reserves, we establish a separate provision for IBNR. Natural catastrophe losses were low in 2009 due to the absence on the whole of major catastrophes and a benign North Atlantic hurricane season.

For the 2009 accident year, our short-tail line loss reserves were typically established using the BF method, which, as noted previously, requires initial expected loss ratios by line of business, adjusted for actual experience during the year.

During 2009, we continued to incorporate more of our own historical loss experience within short-tail lines of business. Given our own loss experience has generally been more favorable than we expected, the incorporation of this data into our reserving analysis had the impact of reducing net loss ratios on several lines of business, relative to 2008. Otherwise, for short-tail businesses taken as a whole, our loss trend assumptions for accident year 2009 did not differ significantly from prior years.

In terms of prior accident years, changes to ultimate loss estimates on short-tail lines of business in 2009 were primarily in response to the latest reported loss data rather than any significant changes to underlying actuarial assumptions such as loss development patterns. As discussed in the ‘Underwriting Results – Group – Prior Period Development’ section, we have experienced significant net favorable reserve development on short-tail lines of business during the last three years.

This favorable development partly stemmed from the fact that historically we had relied heavily upon industry-based profiles. Due to the inherent limitations of this, our loss reserves in prior years have also included a provision for reporting delays and other uncertainties specific to our business. These include the inherent delays we expect to arise from obtaining loss information on excess layers of business across our diverse worldwide exposures. Also, within our insurance segment, for certain business, we use managing general agents and other producers, which can delay the reporting of loss information to us. As it has transpired, our actual claims experience in the last three years has been more favorable than we projected, with late reporting being less prevalent than we anticipated.

In addition to this broader claims experience, favorable prior period reserve development has also occurred as a result of reductions to individual case reserves following updated loss information received from insureds or ceding companies. Also, for certain specific catastrophe events, we have also taken down our own provisions from prior periods. On contracts that respond to highly visible, major events, we establish IBNR where potential exposure has been identified. However, in a number of instances, mainly within our excess of loss catastrophe reinsurance business, it transpired that claims did not develop to a sufficient level to reach our attachment points.

Medium-Tail Business:

Our medium-tail exposures include the majority of the aviation hull, energy offshore, professional lines and credit and political risk lines of our insurance segment together with most of the trade credit and bond, professional lines and engineering lines of our reinsurance segment. For medium tail business, we generally use the IELR method on more recent accident years and the BF method on older accident years. The significant changes to our reserving for medium tail business in 2009 are described below.

For professional lines business, claim payment and reporting patterns are typically medium to long tail in nature. The underlying business is predominately written on a claims-made basis with the majority of reinsurance treaties written on a risk attaching basis. During 2009, we continued to give weight to our own loss experience, in particular business written on a claims-made basis from accident years 2006 and prior, which has developed a reasonable level of credible data. Generally once the percentage of reported losses in a particular accident year is assumed to have reached 70% of estimated ultimate losses, the selected reserving methodology is gradually transitioned away from sole reliance on the IELR method and, over the course of the next two years, towards sole reliance on the BF method. For more recent accident years, we continue to use the IELR method, although our ultimate loss estimates for accident year 2007 and 2008 are weighted more heavily towards our expected loss exposure to the economic downturn and the sub-prime lending credit crisis. Our reserves for the credit crisis incorporate analyses by our claims personnel, actuaries and underwriters of known notifications of potential loss, as well as a review of accounts that may have exposure to this area, but have not yet provided notice of a claim. During 2009, we strengthened our accident year 2008 professional lines reserves in response to the continued economic downturn and credit crisis.

For accident year 2009 trade credit and bond reinsurance business, we increased our IELRs relative to prior years due to the weaker economic environment. We also strengthened our accident year 2008 reserves in 2009 due to deteriorating loss experience reported by our cedants. For earlier accident years, we continued to give weight to our own loss experience, in particular accident years 2005 to 2007. Our selected reserving methodology is gradually transitioned from a sole reliance on the IELR method to the BF method, generally after two years for trade credit business and after three years for bond reinsurance business.

Claims for credit and political risk business tend to be characterized by their severity risk as opposed to their frequency risk and tend to be heterogeneous in nature. Therefore, claim payment and reporting patterns are anticipated to be volatile. Under the notification provisions of our non-sovereign credit insurance, we anticipate being advised of an insured event within a relatively short time period. Generally, these contracts include waiting periods following the event which specify that the claim payment is due only after specified waiting periods. In some cases, resolution can be achieved during the waiting period. Also of note, a feature of many of these contracts is that after the date we pay a claim, we are generally subrogated to all of the insured’s rights of recovery under the insured agreement. In some situations, we may also receive a transfer or assignment of the insured’s rights. This can lead to the situation where we pay a claim in the short term, but receive a recovery over a longer period of time. We anticipate that this will likely lead to claim reporting patterns that will have a medium development tail. At December 31, 2009, we had negative gross case reserves of $41 million.

During 2009, the level of recoveries due on credit insurance business (within our credit and political risk line of business) increased significantly relative to prior years (see below). At December 31, 2009, our estimate of recoveries due was $340 million, of which $87 million related to recoveries on paid losses, $160 million on case reserves and $93 million on IBNR reserves. The estimate of such recoveries requires significant management judgment. Our estimate requires us to assess the post event circumstances, including any restructuring, liquidation or possession of asset proposals/agreements. The process involves compiling information from our insureds, several third party sources, including rating agencies, asset valuation specialists and publicly available information.

Our expected current accident year loss ratio for credit and political risk business increased significantly from prior years as a result of increased loss activity emanating from the global financial crisis. The increase included a reserving provision related to one peak credit insurance risk which has been stressed by the global economic downturn. No claim has been presented to date. However, we have been closely monitoring the status of the project and identified an opportunity to work and negotiate with interested parties to settle our exposure. We have reserved for the amount that we believe will ultimately be payable to eliminate our exposure. In terms of prior accident years, in 2009 we experienced favorable reserve development from credit related business, largely from accident year 2007, and to a lesser extent, accident years 2006 and 2005, driven by the recognition of lower than expected loss activity.

Long-Tail Business:

Long-tail lines of business describe lines of business for which specific losses may not be known for some period. Our long tail exposures include most of the liability business we write in our insurance and reinsurance segment as well as motor reinsurance business. There are many factors contributing to the uncertainty and volatility of long-tail business, including the following:

•

Our historical loss data and experience is generally too immature and lacking in actuarial credibility to place reliance upon for reserving purposes. Instead, we place reliance on industry loss ratios and industry benchmark development profiles that we anticipate reflect the nature and coverage of our business and its future development. Actual loss experience is likely to differ from industry loss statistics that are based on averages as well as loss experience of previous underwriting years;

•	The inherent uncertainty around loss trends, claims inflation (e.g., medical and judicial) and underlying general economic conditions; and

•	The possibility of future litigation, legislative or judicial change that might impact future loss experience relative to prior loss experience relied upon in loss reserve analyses.

For our liability lines of business, we predominately use the IELR method across all accident years. Due to the long-term reporting and settlement period for liability business, additional facts regarding coverage’s written in prior years, as well as actual claims and trends may become known and, as a result, we may be required to adjust our reserves accordingly. During 2009, we experienced net adverse prior period reserve development on E&S liability business, primarily impacting accident year 2007, and to a lesser extent, accident year 2008. We adjusted our loss development profile on these accident years having observed higher than expected frequency and severity of claims emergence on this business over the last twelve months. This was partially offset by net favorable development on E&S umbrella lines, predominately from accident years 2005 and 2006, reflecting the incorporation of more of our own actual experience with respect to reinsurance recoveries on this business.

Potential Volatility in Our Estimates

While we believe that our loss reserves at December 31, 2009 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses significantly greater or less than the reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2009 as well as claims expected to arise from unexpired period of risk is uncertain. As noted above there are many factors that may cause our reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.

The uncertainty in our reserve estimate is generally greater for a company like ours that has a limited operating history and therefore relies to a certain extent upon industry benchmarks when establishing our loss reserve estimates. To reduce some of the uncertainty, management performs an analysis of additional factors to be considered when establishing our IBNR, intended to enhance our best estimate beyond quantitative techniques. At December 31, 2009, we recorded additional IBNR for uncertainties relating to the timing of the emergence of claims. Although time lags are incorporated within the actuarial methods discussed above, these rely on industry experience which may not be indicative of our business. For example, the low frequency, high severity nature of much of our business, together with the vast and diverse expanse of our worldwide exposures, may limit the usefulness of claims experience of other insurers and reinsurers for similar types of business.

The tables below quantify the impact on our gross loss reserves of reasonably likely scenarios to the key actuarial assumptions used to estimate our gross reserves at December 31, 2009. The changes to IELR selections represent percentage increases or decreases to our current IELR selections. The change to reporting patterns represents claims reporting that is both faster and slower than our current reporting patterns. The variability factors chosen below are consistent with commonly accepted actuarial practice given our own historical data regarding variability is generally limited. The results show the cumulative increase (decrease) in our reserves across all accident years.

INSURANCE
Reporting Pattern	Initial Expected Loss Ratio
Property	5% lower	Unchanged	5% higher

3 months faster	$(26,051)	$(17,643)	$(9,235)
Unchanged	(1,916)	-	16,985
3 months slower	38,930	50,373	61,816
Marine	5% lower	Unchanged	5% higher

3 months faster	$(15,480)	$(10,598)	$(5,717)
Unchanged	(1,623)	-	9,429
3 months slower	17,913	24,297	30,681
Aviation	5% lower	Unchanged	5% higher

3 months faster	$(9,171)	$(7,783)	$(6,396)
Unchanged	(1,800)	-	1,751
3 months slower	7,899	10,185	12,471
Credit and Political Risk	10% lower	Unchanged	10% higher

3 months faster	$(45,216)	$-	$45,216
Unchanged	(45,216)	-	45,216
3 months slower	(45,216)	-	45,216
Professional Lines	10% lower	Unchanged	10% higher

6 months faster	$(212,192)	$(70,139)	$75,435
Unchanged	(139,972)	-	159,922
6 months slower	(84,391)	84,405	251,387
Liability	10% lower	Unchanged	10% higher

6 months faster	$(108,759)	$(21,306)	$66,147
Unchanged	(87,802)	-	91,669
6 months slower	(63,601)	28,385	120,370

REINSURANCE
Reporting Pattern	Initial Expected Loss Ratio
Catastrophe, Property and Other	5% lower	Unchanged	5% higher

3 months faster	$(80,840)	$(41,684)	$(2,529)
Unchanged	(39,990)	-	39,990
3 months slower	8,684	49,843	91,001
Credit and Bond	10% lower	Unchanged	10% higher

6 months faster	$(28,480)	$(5,722)	$17,035
Unchanged	(23,330)	-	23,330
6 months slower	(17,882)	6,053	29,988
Professional Lines	10% lower	Unchanged	10% higher

6 months faster	$(103,902)	$(29,486)	$44,930
Unchanged	(80,111)	-	80,111
6 months slower	(58,532)	25,359	110,862
Motor	10% lower	Unchanged	10% higher

6 months faster	$(37,475)	$(622)	$36,232
Unchanged	(36,916)	-	36,916
6 months slower	(36,262)	726	37,714
Liability	10% lower	Unchanged	10% higher

6 months faster	$(77,832)	$(183)	$77,465
Unchanged	(77,667)	-	77,667
6 months slower	(77,418)	276	77,971

It is not appropriate to add together the total impact for a specific factor or the total impact for a specific reserving line as the lines of business are not perfectly correlated. It is important to note that the variations set forth in the tables above are not meant to be a “best-case” or “worst-case” series of scenarios, and therefore, it is possible that future variations may be more or less than the amounts set forth above. While we believe these are reasonably likely scenarios, we do not believe you should consider the above sensitivity analysis an actual reserve range.

REINSURANCE RECOVERABLE BALANCES

Reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses and are presented net of a reserve for non-recoverability. At December 31, 2009, reinsurance recoverable balances were $1,424 million (2008: $1,379 million), respectively. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.

Our ceded unpaid losses and loss expenses consist of two elements, those for our gross case reserves and those for our gross IBNR. Recoveries on our gross case estimates are determined on a case-by-case basis by applying the terms of any applicable reinsurance recoveries to the individual case estimates. As the gross case estimates are adjusted over time in accordance with the settlement of the claim, the corresponding ceded case estimates will be adjusted. Recoveries on gross IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties as the estimation of gross IBNR (see ‘Reserve for Losses and Loss Expenses’).

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

To estimate this valuation provision, we begin by applying case-specific valuation allowances against any reinsurance recoverable balances that we deem unlikely to collect in full. We also incorporate a default analysis based on the financial strength rating of the reinsurer. These percentages are based on historical industry default statistics developed by rating agencies. Lastly, we evaluate the overall adequacy of the valuation allowance for the total reinsurance recoverable balances based on qualitative and judgmental factors. Based on this process, at December 31, 2009, we recorded a valuation provision against reinsurance recoverable balances of $23 million (2008: $20 million). We have not written off any significant reinsurance recoverable balances in the last three years.

See Item 8, Note 8 to the Consolidated Financial Statements for an analysis of reinsurance recoverable and valuation provision by segment. For an analysis of credit risk with respect our reinsurance recoverable balances at December 31, 2009, refer to Item 8, Note 11, to the Consolidated Financial Statements.

PREMIUMS

Our revenue is generated primarily by gross premiums written from our underwriting operations. The basis for the amount of gross premiums recognized varies by the type of contract we write.

Insurance Segment

For the majority of our insurance business, we receive a fixed premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium will be adjusted only if the underlying insured values adjust. Accordingly, we actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable. Gross premiums written on a fixed premium basis accounted for approximately 96%, 95% and 91% of the segment’s total for the years ended December 31, 2009, 2008 and 2007, respectively. A portion of this business is written through managing general agents (“MGAs”), third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, we record premiums based on monthly statements received from the MGAs. Due to inherent reporting delays on this business bound by third parties, we generally record premiums written via MGAs one month in arrears. In the event an individual statement, which is considered significant, is not received we would record our best estimate based upon our historical experience.

A limited portion of our insurance business is written on a line slip or proportional basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on an estimate provided by the client via the broker. For further details on the estimation process, see the discussion provided for the reinsurance segment below. We review these estimates on a quarterly basis and record significant adjustments in premium estimates when identified. Gross premiums written on a line slip/proportional basis comprised 4%, 5% and 9% of the segment’s total for the years ended December 31, 2009, 2008 and 2007, respectively, and therefore the associated impact of these estimates on our pre-tax net income was immaterial.

In our credit and political risk line of business, we write certain policies on a multi-year basis with premiums generally payable in installments. We record premiums at the inception of the policy based on our best estimate of total premiums to be received over the policy term and exclude premiums for the period during which the client has the ability to unilaterally commute or cancel coverage. Furthermore, certain contracts within this line of business meet the definitions of a financial guarantee insurance contract. In accordance with the new accounting guidance issued for these contracts effective January 1, 2009, we record premiums based on the present value of the contractual premiums due or expected to be collected using a discount rate that reflects the risk-free rate at the inception of contract. The determination of the applicability of this new accounting guidance to certain credit and political risk contracts requires significant management judgment due to the interpretation of the scope exemption for insurance contracts that are similar to financial guarantee insurance contracts. For the year ended December 31, 2009, our total premiums from financial guarantee insurance contracts were immaterial in the context of total gross premiums written for the segment. At December 31, 2009, the average duration of the outstanding unearned premiums written for our credit and political line of business was 4.7 years (2008: 5.4 years).

Reinsurance Segment

We provide excess of loss and proportional coverage to cedants. In most cases, cedants (i.e. insurance companies) seek protection from us for business that they have not yet written at the time they enter into agreements with us. As a result, cedants must estimate their underlying premiums when purchasing reinsurance coverage from us.

Our excess of loss reinsurance contracts with cedants generally include provisions for a deposit or minimum premium payable to us. The minimum/deposit premium is generally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. Minimum/deposit premiums generally cover the majority of premiums due under excess of loss contracts, with the adjustable portion typically comprising an insignificant portion of the total premium receivable by us. Therefore, the deposit/minimum premiums are generally considered to be the best estimate of the reinsurance contracts’ written premiums at inception. We record adjustments to the deposit/minimum premiums in the period during which they become determinable. Excess of loss contracts accounted for 60%, 67% and 70% of our reinsurance segment’s total gross premiums written for the years ended December 31, 2009, 2008 and 2007, respectively.

Many of our excess of loss contracts also include provisions that require an automatic reinstatement of coverage in the event of a loss. In a year of large loss events, reinstatement premiums will be higher than in a year in which there are no such events. Reinstatement premiums are recognized when a triggering loss event occurs and losses are recorded by us. While the premium amount is defined by contract terms, our recognition of reinstatement premiums is dependent on our estimate of losses and loss expenses, which reflect management’s best judgment as described above in ‘Reserves for Losses and Loss Expenses’.

For business written under proportional contracts, we record an initial estimate of premiums based on an initial estimate of premiums written provided by the cedant via a broker. We may exercise our judgment to modify the initial premium estimates provided by the cedants based on our prior experience with the cedant. We review these premium estimates on a quarterly basis and evaluate their reasonability in light of actual premiums reported to date by cedants, communications between us and the cedants/brokers and our view of changes in the marketplace and the cedants’ competitive positions therein. Factors contributing to changes from the initial premium estimates may include:

•

changes in renewal rates or rates of new business accepted by cedants (such changes could result from changes in the relevant insurance market that could affect more than one of our cedants or could be a consequence of changes in the marketing strategy or risk appetite of an individual cedant);

•	changes in underlying exposure values; and/or

•	changes in rates being charged by cedants.

As a result of this review process, any adjustments to estimates are recognized in gross premiums written during the period they are determined. Such changes in premium estimates could be material and the resulting adjustments may directly and significantly impact net premiums earned favorably or unfavorably in the period they are determined because the estimated premium may be substantially or fully earned. Proportional contracts accounted for 40%, 33% and 30% of our reinsurance segment’s gross premiums written for the years ended December 31, 2009, 2008 and 2007, respectively.

We made estimates on proportional treaties incepting during the year as follows:

Year ended December 31,	2009	2008	2007

Catastrophe	$1,980	$2,261	$5,029
Property	148,748	124,804	117,469
Professional lines	180,407	118,061	77,357
Credit and bond	181,728	127,666	107,546
Motor	17,943	8,043	7,701
Liability	133,904	71,507	90,261
Engineering	48,787	59,740	55,090
Other	8,443	10,812	10,405

Total estimated premiums	$721,940	$522,894	$470,858

Gross premiums written (reinsurance segment)	1,811,705	1,548,454	1,550,876

As a % of total gross premiums written	40%	34%	30%

Since inception, our historical experience has shown that cumulative adjustments to our annual initial premium estimates on proportional reinsurance contracts have ranged from a negative revision of 3% to a favorable revision of 9%. Giving more weight to recent years where premium volume was consistent with current levels, we believe that a reasonably likely change in our 2009 proportional reinsurance gross premiums written estimate would be 5%. Such a change would result in a variance in our gross premiums written of approximately $36 million and an immaterial impact on our pre-tax net income. However, larger variations, both positive and negative, are possible.

Earning Basis

Our premiums are earned over the period during which we are exposed to the insured or reinsured risk. For example, certain of our credit and political risk contracts reached their exposure limits during 2009 and, therefore, we fully earned the associated premiums.

Our fixed premium insurance and excess of loss reinsurance contracts are generally written on a “losses occurring” or “claims made” basis over the term of the contract. Accordingly, we earn the premium ratably over the term, which is generally 12 months.

Line slip and proportional insurance and reinsurance contracts are generally written on a “risks attaching” basis, which cover claims that attach to the underlying policies written during the terms of such contracts. Generally, we earn these premiums ratably over a 24-month period as the underlying exposures incept throughout the contract term, which is typically one year, and such underlying exposures generally have a one year coverage period.

FAIR VALUE MEASUREMENTS

Our estimates of fair value for financial assets and financial liabilities are based on the framework established in U.S. GAAP. This framework is based on the inputs used in valuation and gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. The three levels of the hierarchy are as follows:

•

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.

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

Pricing Services

At December 31, 2009, pricing for approximately 84% (2008: 87%) of our total fixed maturities was based on prices provided by nationally recognized independent pricing services (67% index providers and 17% pricing vendors). Prices are sourced from multiple pricing services, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. Generally, we receive prices from multiple pricing services for each security and select the pricing from the pricing service highest in our vendor hierarchy. This hierarchy is based on prioritizing pricing services based on availability and reliability. Generally, pricing services provide pricing for less-complex, liquid securities based on market quotations in active markets when available. For fixed maturities that do not trade on a listed exchange, the pricing service will use its proprietary “pricing matrix models” and use observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing vendors may use an Option Adjusted Spread model commonly used to develop prepayment and interest rate scenarios for the purpose of estimating fair values of mortgage-backed and asset-backed securities.

At December 31, 2009 and 2008, we have not adjusted any pricing provided by independent pricing services (see ‘Management Pricing Validation’ below). Accordingly, except for U.S. Treasury securities, we have classified all the remaining fixed maturities priced by pricing services as Level 2. As U.S. Treasury securities are liquid and trade in an active market, we have classified these securities as Level 1.

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

If we conclude the quote from a broker does not reflect an orderly transaction, we will place little weight on the non-binding broker quote and a greater weight on the use of an internal model to estimate fair value of illiquid securities. The evaluation of whether or not actual transactions in the current financial markets represent distressed sales requires significant management judgment. At December 31, 2009, the use of an internal model for fixed maturities was limited to CLO – debt tranche securities, given the lack of relevant observable trades.

At December 31, 2009, approximately 9% (2008: 8%) of fixed maturities were priced by non-binding quotes from broker-dealers. Where we have the ability to corroborate the non-binding broker quote with either a quote from a pricing vendor or another independent broker, and the price quotations do not vary significantly, we classify these securities as Level 2 within our fair value hierarchy. We classify securities priced by a single non-binding independent broker quote and/or use of internal model as Level 3 in our fair value hierarchy. At December 31, 2009, these securities consisted primarily of CLO debt tranched securities and private corporate debt securities. The total estimated fair value for Level 3 fixed maturities was $71 million (2008: nil) or less than 1% of our total fixed maturity portfolio.

Other Pricing Sources

For certain securities within the corporate bond portfolio such as medium-term notes, we use prices provided by independent administrators which are marked to market daily. Pricing is based on the mid point of the bid-ask quotes, where available; otherwise it is obtained from a sample of non-binding quotes from broker-dealers in active markets. For medium-term notes, we have transparency with respect to their underlying securities, and therefore we can corroborate the pricing received with relevant observable market data. Accordingly, these securities were also classified as Level 2.

Management Pricing Validation

As management is ultimately responsible for determining the fair value measurements for all securities, we validate prices received by comparing the fair value estimates to our knowledge of the current markets. We challenge any prices we believe may not be representative of fair value under current market conditions. Our review process includes, but is not limited to: (i) initial and ongoing evaluation of the pricing methodologies and valuation models used by outside parties to calculate fair value; (ii) quantitative analysis and attribution analysis; (iii) a review of multiple quotes obtained in the pricing process and the range of resulting fair values for each security, if available, and (iv) randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources and broker-dealers.

Equity Securities

Equity securities include U.S. and foreign common stocks as well as a foreign bond mutual fund. For common stocks we classified these within Level 1 as their fair values are based on quoted market prices in active markets provided by independent pricing sources. Our investment in the foreign bond mutual fund has daily liquidity, with redemption price based on the net asset value of the fund. Accordingly, we have classified this investment as Level 2.

Other Investments

Alternative Investments:

We have one open-end short duration high yield fund with daily liquidity that is measured using the net asset value as reported by a third party administrator. Accordingly, we have classified this fund as Level 2.

For hedge and credit funds, we measure fair value by obtaining the net asset value as advised by our external fund manager or third party administrator, which involves limited management judgment. For any funds for which we did not receive a December 31, 2009 net asset value, we have recorded an estimate of the change in fair value for the latest period based on return estimates obtained from the fund managers. Accordingly, we did not have a reporting lag in our fair value measurements for these funds. The financial statements of each fund in our portfolio are generally prepared using fair value measurements for the underlying investments and are audited annually. In addition to reviewing these audited financial statements, we regularly review fund performance directly with the fund managers and perform qualitative analysis to corroborate the reasonableness of the reported net asset values. We have classified the hedge and credit funds as Level 3 within the fair value hierarchy as we do not have full access to the underlying investment holdings for most of the funds to enable us to corroborate the fair value measurement used by the fund managers.

CLO – Equity Securities:

We have also invested in equity tranche CLO securities (also known as “cash flow CLOs” in the industry). For these securities, we estimate fair value based on observable relevant trades in active secondary markets where available or the use of our internal valuation model where the market is inactive. Following the credit market dislocation in 2008, the CLO – Equity market continues to be depressed. At or near December 31, 2009, we have not observed any relevant market trades for CLO – Equity securities. Accordingly, we continue to rely on the use of our internal models to estimate the fair value of cash flow CLOs. The key assumptions used in our models are: default and recovery rates and collateral spreads. Of these assumptions, the default and recovery rates are the most judgmental inputs to which the valuation of CLO – Equities is most sensitive. The projected cash flows for CLO – Equities are also discounted using the current risk free interest rate.

Each CLO structure must maintain certain over-collateralization ratios (“OC ratios”) in order to make distributions to the equity tranche holders. Generally, the OC ratio is calculated as: a) the remaining collateral adjusted for marked-to-market defaulted loans, net of estimated recoveries, and certain credit downgrades, divided by b) the total remaining debt obligations.

During the first half of 2009, we noted an acceleration in defaults on the underlying collateral for certain CLO – Equities we continued to hold. Consequently, for certain CLO – Equities the defaults had significantly eroded the value of the collateral to the extent that some OC ratios are currently out-of-compliance. As a result, for these CLO – Equities, the income distributions that would have normally flowed to us as an equity tranche holder were diverted to the debt tranche holders to pay down on the debt principal until the OC ratio is back in compliance. However, the rate of defaults has stabilized for most CLO – Equities and for some the default rates have decreased during the second half of 2009. The cumulative actual default rates up to November 30, 2009, for CLO – Equities varied from 1.1% to 7.0%. At November 30, 2009, all CLO – Equities were in compliance with their respective OC ratios. In light of the above events, we have revised our projected default rates as well as projected recovery rates for all of our CLO – Equities during 2009. To establish revised projected default and recovery rates for our valuation models, we have considered the actual defaults and recoveries for CLO – Equities as well as credit rating agencies’ forecasts on projected default and recovery rates for U.S. corporate speculative-grade securities. The lower recoveries on actual defaults, as well as the revised recovery rate assumptions were the principal drivers of the $23 million decrease in fair value of CLO – Equities in 2009. The following table presents the weighted average of each significant input used in our valuation model.

As at December 31,	2009	2008

Default rates:
- for next twelve months	4.6%	7.6%
- thereafter until maturity of securities	4.4%	4.4%

Recovery rate until maturity of securities	50.0%	60.0%

Collateral spreads until maturity of securities	3.3%	2.8%

As a sensitivity analysis, we believe it is reasonably likely that our estimated fair value of the CLO - Equities could further deteriorate by $11 million within the next 12 months in the event default rates accelerate to 7% for all of our CLO – Equities in 2010 should the U.S. economic recovery not be sustainable. Other stress test scenarios were performed but none of the reasonably likely changes to other key inputs would result in a significant deterioration in the fair value of our CLO – Equities.

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

Insurance Derivative Contract

As previously noted, we entered into a cancellation agreement for our insurance derivative contract during the fourth quarter of 2009. The following provides some background on the contract and our valuation methodology including the most significant assumptions used for estimating its fair value during the first nine months of 2009 and in prior years.

In September 2007 we issued a policy which indemnifies a third party in the event of a non-payment of a $400 million asset-backed note (“Note”). This Note had a 10 year term with the full principal amount due at maturity and was collateralized by a portfolio of life settlement contracts held by a special purpose entity (“SPE”). At the inception of the contract, we concluded that it was a derivative instrument requiring fair value accounting. Given the bespoke nature of this indemnity contract, there was no observable market transaction for this insurance product. Accordingly, we developed an internal valuation model to estimate its fair value.

Our valuation model incorporated all significant expected cash flows in the underlying SPE to estimate the potential indemnity amount on the insured Note due in 2017. This estimated indemnity payment with an appropriate risk margin, net of our contractual premiums for providing the indemnity, were then discounted using the risk free yield curve, adjusted for counterparties’ credit risk.

The most significant and subjective inputs in our valuation model were:

•

the timing of the receipt of death benefits as well as the amount of premiums to be paid to maintain the policies in force, both of which are directly correlated to life expectancy (“LE”) assumptions for a portfolio of 188 lives;

•	the proceeds of selling the unmatured settlement contracts in 2017; and

•	the risk margin that a market participant would require for providing this indemnity.

To select our LE assumptions for each reporting period, we analyzed the actual longevity experience of the above portfolio as well as emerging LE data for the life settlement industry. We used significant judgment in selecting the LE assumptions due to the relative infancy stage of the life settlement industry and the limited LE data sample. These LE assumptions were also used to estimate the proceeds of selling the unmatured settlement contracts. The calculation of these proceeds was also inherently judgmental as the marketplace for the remaining life settlement contracts in 2017 (the year the Note matures) can be significantly different than at the reporting date.

Until the third quarter of 2009, our valuation model maintained the longevity expectancy assumptions in place at inception of the insurance derivative contract. These assumptions were a function of data and information accumulated by certain life settlement industry service providers. Because of the high value death benefits for the lives in the underlying portfolio of the insurance indemnity contract and the small population (initially 188 lives), the early lag in mortality experience was not believed to be indicative of experience that should be expected for the broader portfolio of lives.

However, during the third quarter of 2009, due to the persistency of this lag over two years we then believed that there was statistical credibility that should be attached to the actual mortality experience thus far in the portfolio. The combination of this lag in mortality experience and life settlements market data indicating increased life expectancy in a much larger sample of lives led us to reflect an increase in life expectancy throughout the underlying pool of lives in our valuation model. As a result, we have adjusted the life expectancy upward for the remaining 184 lives by approximately 17 months, resulting in an increase of $136 million in the fair value liability with a corresponding charge to earnings during the third quarter of 2009. No other change in assumptions was made to our internal model for estimating the fair value of this contract except for market inputs such as credit spreads and risk free rates during 2009.

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

A security is “impaired” when the fair value is below its amortized cost. If the impaired fixed maturity security meets either of the first two criteria above, the entire difference between the security’s fair value and its amortized cost is recorded as an OTTI charge in the Consolidated Statements of Operations. However, if the impairment arises due to an anticipated credit loss on the security (third criterion above), we recognize only the credit component of the OTTI amount in earnings with a corresponding adjustment to amortized cost (new cost basis). The non-credit component (e.g. interest rates, market conditions, etc.) of the OTTI amount is recognized in other comprehensive income in our shareholders’ equity. The new amortized cost is accreted into net investment income.

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

ABS:

The majority of the unrealized losses on ABS at December 31, 2009 were related to CLO debt tranched securities. We use the same internal model as for CLO - Equities (see discussion above) to project estimated cash flows to be collected on the various CLO debt tranched securities. The significant inputs used in the model include default and recovery rates and collateral spreads. Our assumptions on default and recovery rates are established based on an assessment of actual experience to date for each CLO debt tranche and review of recent credit rating agencies’ default and recovery forecasts.

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

OTTI Charge

During 2009 we recorded a total OTTI charge in earnings of $337 million (2008: $78 million). Refer to the ‘Net Investment Income and Net Realized Investment Gains/Losses’ section above for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8, Note 2 (m) to the Consolidated Financial Statements for a discussion on recently issued accounting pronouncements not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we have presented operating income, which is a “non-GAAP financial measure” as defined in Regulation G. Operating income represents after-tax operational results without consideration of after-tax net realized investment gains (losses). In addition, we have presented operating return on average common equity (“operating ROACE”), which is based on the non-GAAP operating income measure. These measures can be reconciled to the nearest GAAP financial measures as follows:

Year ended December 31,	2009	2008	2007

Operating income	$766,241	$435,962	$1,049,633
Net realized investment gains (losses), net of tax	(305,230)	(85,461)	5,610

Net income available to common shareholders	$461,011	$350,501	$1,055,243

Average common shareholders’ equity	$4,480,642	$4,309,831	$4,285,635

ROACE	10.3%	8.1%	24.6%

Operating ROACE	17.1%	10.1%	24.5%

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This presentation includes the use of “operating income” and “annualized operating return on average common equity” which is based on the “operating income” measure. Although the investment of premiums to generate income and realized investment gains (or losses) is an integral part of our operations, the determination to realize investment gains (or losses) is independent of our underwriting process and is heavily influenced by the availability of market opportunities. Furthermore, many users believe that the timing of the realization of investment gains (or losses) are somewhat opportunistic for many companies. In this regard, certain users of our financial statements evaluate our earnings excluding after-tax net realized investment gains (losses) to understand the profitability of our recurring sources of income.

We believe that showing net income available to common shareholders exclusive of net realized gains (losses) reflects the underlying fundamentals of our business, as we evaluate the performance of and manage our business to produce an underwriting profit. In addition, we believe that this presentation enables investors and other users of our financial information to analyze our performance in a manner similar to how our management analyzes our underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us and the insurance industry as a whole generally exclude realized gains (losses) from their analyses for the same reasons.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the potential for an economic loss due to adverse changes in the fair value of financial instruments. We are principally exposed to potential losses from three types of market related risk: interest rate risk (inclusive of credit spreads), equity price risk and foreign currency risk.

Our Balance Sheets include a substantial amount of assets whose fair values are subject to market risks. Our fixed income and equity securities are classified as available-for-sale and, as such, changes in fair value caused by changes in interest rates, equity prices and foreign currency exchange rates will have an immediate impact on our comprehensive income, shareholders’ equity and book value but may not have an immediate impact on consolidated net income. Changes in these market risks will only impact our consolidated net income when, and if, securities are sold or an OTTI charge is recorded. Further, we have made investments in hedge funds, credit funds, CLO – Equity tranched securities, and a short duration high yield fund. These investments are also exposed to market risks, with the change in fair value reported immediately in earnings.

The following is a discussion of our primary market risk exposures at December 31, 2009 and 2008. Our policies to address these risks in 2009 were not materially different from 2008. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

SENSITIVITY ANALYSIS

Interest Rate and Credit Spread Risk

Interest rate risk includes fluctuations in interest rates and credit spreads that have a direct impact on the fair value of our fixed maturities. As interest rates rise and credit spreads widen the fair value of fixed maturities falls, and the converse is also true. We manage interest rate risk by selecting fixed maturities with durations, yields, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Refer to ‘Enterprise Risk Management’ section under Item 1 for further details on how we manage investment risks and credit risks relating to fixed maturities.

We monitor our sensitivity to interest rate changes and credit spread changes by revaluing our fixed maturities using a variety of different interest rates (inclusive of credit spreads). We use duration and convexity at the security level to estimate the change in fair value that would result from a change in each security’s yield. Duration measures the price sensitivity of an asset to changes in yield rate. Convexity measures how the duration of the security changes with interest rates. The duration and convexity analysis takes into account changes in prepayment expectations for MBS and ABS securities. The analysis is performed at the security level and aggregated up to the asset category levels for reporting in the tables below.

The following table presents the estimated pre-tax impact on the fair value of our fixed maturities at December 31, 2009 and 2008 due to an instantaneous increase in the U.S. yield curve of 100 basis point and an additional 100 basis point for credit spreads widening for corporate debt, non-agency residential and commercial MBS, ABS, and municipal bond securities.

		Potential Adverse Change in Fair Value
At December 31, 2009	Fair Value	Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

U.S. government and agency	$1,856,659	$(69,164)	$-	$(69,164)
Non-U.S. government	696,814	(12,964)	-	(12,964)
Agency residential MBS	1,556,659	(49,049)	-	(49,049)

Securities exposed to credit spreads:
Corporate debt	3,580,766	(109,278)	(135,869)	(245,147)
Non agency residential MBS	222,982	(134)	(6,310)	(6,444)
Commercial MBS	662,811	(23,451)	(24,339)	(47,790)
ABS	443,139	(5,727)	(10,586)	(16,313)
Municipals	698,525	(35,693)	(36,692)	(72,385)

	$9,718,355	$(305,460)	$(213,796)	$(519,256)

		Potential Adverse Change in Fair Value
At December 31, 2008	Fair Value	Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

U.S. government and agency	$1,187,333	$(40,225)	$-	$(40,225)
Non-U.S. government	279,225	(10,122)	-	(10,122)
Agency residential MBS	2,365,751	(60,410)	-	(60,410)

Securities exposed to credit spreads:
Corporate debt	2,061,317	(56,845)	(68,256)	(125,101)
Non agency residential MBS	358,507	(1,324)	(8,263)	(9,587)
Commercial MBS	750,838	(27,799)	(28,644)	(56,443)
ABS	381,006	(2,713)	(8,996)	(11,709)
Municipals	366,677	(20,835)	(14,155)	(34,990)

	$7,750,654	$(220,273)	$(128,314)	$(348,587)

U.S. government agencies have a limited range of spread widening, 100 basis points of spread widening for these securities is highly improbable in normal market conditions. Further, as our non-agency residential MBS have floating interest rates, these securities are not significantly exposed to interest rate risk.

The above sensitivity analysis reflects our view of changes that are reasonably possible over a one-year period. Note this should not be construed as our prediction of future market events, but rather an illustration of the impact of such events.

As the performance of our investment in credit funds are driven by the valuation of the underlying bank loans, these funds are also exposed to credit spreads movement. At December 31, 2009, the impact of an instantaneous 15% decline in the fair value of our investment in credit funds was $16 million (2008: $15 million), on a pre-tax basis.

Our investment in a foreign bond mutual fund is also exposed to interest rate risk. At December 31, 2009, the impact of an instantaneous 15% decline in the fair value of the foreign bond mutual fund was $10 million (2008: nil), on a pre-tax basis.

Equity Price Risk

Our portfolio of equity securities, excluding the foreign bond mutual fund, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with the MFCI World Index and changes in that index would approximate the impact on our portfolio. The fair value of our equity securities at December 31, 2009 was $143 million (2008: $107 million). The impact of a 20% decline in the overall market prices of our equity exposures is $29 million (2008: $21 million), on a pre-tax basis.

Our investment in hedge funds has significant exposure to equity strategies with net long positions. At December 31, 2009, the impact of an instantaneous 15% decline in the fair value of our investment in hedge funds was $53 million (2008: $38 million), on a pre-tax basis.

Foreign Currency Risk

Foreign exchange risk represents the risk of loss due to movements in foreign currency exchange rates. Through our subsidiaries and branches, we conduct our insurance and reinsurance operations in a variety of non-U.S. currencies. As our reporting currency is the U.S. dollar, fluctuations in foreign currency exchange rates will have a direct impact on the valuation of our assets and liabilities denominated in local currencies.

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

The table below provides a summary of our net foreign currency risk exposure at December 31, 2009 and 2008 as well as foreign currency derivatives in place to manage this exposure:

At December 31, 2009	Euro	Sterling	Other	Total

Net assets denominated in foreign currencies, excluding derivatives	$567,279	$33,641	$77,877	$678,797
Total currency derivative amount	(681,054)	-	-	(681,054)

Net foreign currency exposure	$(113,775)	$33,641	$77,877	$(2,257)

As a percentage of total shareholders’ equity	(2.1% )	0.6%	1.4%	(0.1% )
Pre-tax impact on equity of hypothetical 10% movement of the U.S. dollar (1)	$(10,343)	$3,058	$7,080	$(205)

(1)	Assumes 10% change in U.S. dollar relative to the other currencies.

At December 31, 2008	Euro	Sterling	Other	Total

Net assets denominated in foreign currencies, excluding derivatives	$460,945	$75,288	$76,020	$612,253
Total currency derivative amount(1)	(598,345)	(24,210)	(1)	(622,556)

Net foreign currency exposure	$(137,400)	$51,078	$76,019	$(10,303)

As a percentage of total shareholders’ equity	(3.1% )	1.1%	1.8%	(0.2% )
Pre-tax impact on equity of hypothetical 10% movement of the U.S. dollar (2)	$(12,491)	$4,643	$6,911	$(937)

(1)	Total currency derivative amount excludes short calls options (Item 8 – Note 9 to the Consolidated Financial Statements) as a hypothetical 10% increase in the movement of the U.S. dollar would not have an impact on pre-tax income.
(2)	Assumes 10% change in U.S. dollar relative to the other currencies.

The December 31, 2009 short exposure Euro position is expected to be eliminated with the anticipated Euro denominated premiums written as part of the January renewal season.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2009 the Company adopted FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codified in FASB ASC Topic 320, Investments – Debt and Equity Securities).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche

Hamilton, Bermuda

February 22, 2010

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2009: $9,628,287; 2008: $8,404,994)	$9,718,355	$7,750,654
Equity securities, available for sale, at fair value (Cost 2009: $195,011; 2008: $164,330)	204,375	107,283
Other investments, at fair value	570,276	492,082
Short-term investments	129,098	261,879

Total investments	10,622,104	8,611,898
Cash and cash equivalents	788,614	1,697,581
Restricted cash and cash equivalents	75,440	123,092
Accrued interest receivable	89,559	79,232
Insurance and reinsurance premium balances receivable	1,292,877	1,185,785
Reinsurance recoverable on unpaid and paid losses	1,424,172	1,378,630
Deferred acquisition costs	302,320	273,096
Prepaid reinsurance premiums	301,885	279,553
Securities lending collateral	129,814	412,823
Net receivable for investments sold	12,740	-
Goodwill and intangible assets	91,505	60,417
Other assets	175,494	180,727

Total assets	$15,306,524	$14,282,834

Liabilities
Reserve for losses and loss expenses	$6,564,133	$6,244,783
Unearned premiums	2,209,397	2,162,401
Insurance and reinsurance balances payable	173,156	202,145
Securities lending payable	132,815	415,197
Senior notes	499,476	499,368
Other liabilities	227,303	233,082
Net payable for investments purchased	-	64,817

Total liabilities	9,806,280	9,821,793

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2009: 132,140; 2008: 136,212 shares issued and outstanding)	1,903	1,878
Additional paid-in capital	2,014,815	1,962,779
Accumulated other comprehensive income (loss)	85,633	(706,499)
Retained earnings	3,569,411	3,198,492
Treasury shares, at cost (2009: 20,325; 2008: 14,243 shares)	(671,518)	(495,609)

Total shareholders’ equity	5,500,244	4,461,041

Total liabilities and shareholders’ equity	$15,306,524	$14,282,834

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$2,791,764	$2,687,181	$2,734,410
Net investment income	464,478	247,237	482,873
Other insurance related income (loss)	(129,681)	(38,667)	3,911
Net realized investment gains (losses)
Other-than-temporary impairment losses	(339,994)	(77,753)	(8,562)
Portion of impairment losses transferred to other comprehensive income	2,559	-	-
Other realized investment gains (losses)	25,851	(7,514)	13,792

Total net realized investment gains (losses)	(311,584)	(85,267)	5,230

Total revenues	2,814,977	2,810,484	3,226,424

Expenses
Net losses and loss expenses	1,423,872	1,712,766	1,370,260
Acquisition costs	420,495	366,509	384,497
General and administrative expenses	370,157	335,758	303,831
Foreign exchange losses (gains)	28,561	(43,707)	(16,826)
Interest expense and financing costs	32,031	31,673	51,153

Total expenses	2,275,116	2,402,999	2,092,915

Income before income taxes	539,861	407,485	1,133,509
Income tax expense	41,975	20,109	41,491

Net income	497,886	387,376	1,092,018

Preferred share dividends	36,875	36,875	36,775

Net income available to common shareholders	$461,011	$350,501	$1,055,243

Weighted average common shares and common share equivalents:
Basic	137,279	140,322	147,524

Diluted	150,371	155,320	164,515

Earnings per common share:
Basic	$3.36	$2.50	$7.15

Diluted	$3.07	$2.26	$6.41

Cash dividends declared per common share	$0.810	$0.755	$0.680

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
	(in thousands)
Net income	$497,886	$387,376	$1,092,018
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	522,562	(818,989)	70,377
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(1,572)	-	-
Adjustment for re-classification of realized investment losses and net impairment losses recognized in net income	307,330	91,251	(5,536)
Foreign currency translation adjustment	803	-	-
Supplemental Executive Retirement Plans (SERPs):
Net actuarial gain (loss)	1,343	(3,951)	-
Change in the unrecognized prior service cost	-	2,522	2,465

Comprehensive income (loss)	$1,328,352	$(341,791)	$1,159,324

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
	(in thousands)
Common shares (shares outstanding)
Balance at beginning of period	136,212	142,520	149,982
Shares issued	2,010	2,469	791
Shares repurchased and cancelled	-	-	(2,787)
Shares repurchased for treasury	(6,082)	(8,777)	(5,466)

Balance at end of period	132,140	136,212	142,520

Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,878	1,850	1,875
Shares issued	25	28	10
Shares repurchased and cancelled	-	-	(35)

Balance at end of period	1,903	1,878	1,850

Additional paid-in capital
Balance at beginning of period	1,962,779	1,869,810	1,929,406
Shares issued	537	2,448	1,385
Shares repurchased and cancelled	-	-	(103,469)
Stock options exercised	3,282	23,641	7,503
Share-based compensation expense	48,217	66,880	34,985

Balance at end of period	2,014,815	1,962,779	1,869,810

Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available for sale investments, net of tax:
Balance at beginning of period	(702,548)	25,190	(39,651)
Cumulative effect of change in accounting principle at April 1st (see Note 2)	(38,334)	-	-
Unrealized gains (losses) arising during the period, net of reclassification adjustment	829,892	(727,738)	64,841
Portion of other-than-temporary impairment losses	(1,572)	-	-

Balance at end of period	87,438	(702,548)	25,190

Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	-	-	-
Foreign currency translation adjustment	803	-	-

Balance at end of period	803	-	-

Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(3,951)	(2,522)	(4,987)
Change in the unrecognized prior service cost	-	2,522	2,465
Net actuarial gain (loss)	1,343	(3,951)	-

Balance at end of period	(2,608)	(3,951)	(2,522)

Balance at end of period	85,633	(706,499)	22,668

Retained earnings
Balance at beginning of period	3,198,492	2,968,900	2,026,004
Cumulative effect of change in accounting principle at April 1st, net of tax (see Note 2)	38,334	-	-
Net income	497,886	387,376	1,092,018
Series A and B preferred share dividends	(36,875)	(36,875)	(36,775)
Common share dividends	(128,426)	(120,909)	(112,347)

Balance at end of period	3,569,411	3,198,492	2,968,900

Treasury shares, at cost
Balance at beginning of period	(495,609)	(204,606)	-
Shares repurchased for treasury	(175,909)	(291,003)	(204,606)

Balance at end of period	(671,518)	(495,609)	(204,606)

Total shareholders’ equity	$5,500,244	$4,461,041	$5,158,622

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$497,886	$387,376	$1,092,018
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	311,584	85,267	(5,230)
Loss on insurance derivative contract	132,595	41,493	-
Settlement of insurance derivative contract	(200,000)	-	-
Net realized and unrealized (gains) losses of other investments	(82,042)	226,509	(23,251)
Amortization/(accretion) of fixed maturities	19,334	25,169	(13,946)
Other amortization and depreciation	14,734	11,315	29,111
Share-based compensation expense	48,217	66,880	34,985
Changes in:
Accrued interest receivable	(10,327)	8,106	(10,371)
Reinsurance recoverable balances	(45,542)	(21,737)	2,261
Deferred acquisition costs	(29,224)	3,705	(25,002)
Prepaid reinsurance premiums	(22,332)	(36,613)	(1,119)
Reserve for loss and loss expenses	319,350	657,472	572,198
Unearned premiums	46,996	16,314	130,531
Insurance and reinsurance balances, net	(136,081)	2,866	(155,058)
Other items	(15,292)	51,603	(54,111)

Net cash provided by operating activities	849,856	1,525,725	1,573,016

Cash flows from investing activities:
Purchases of:
Fixed maturities	(10,855,161)	(9,497,227)	(8,255,685)
Equity securities	(146,240)	(313,141)	-
Other investments	(111,800)	(141,000)	(139,250)
Proceeds from the sale of:
Fixed maturities	8,332,724	8,505,278	5,777,923
Equity securities	85,319	82,616	-
Other investments	115,649	71,702	592,361
Proceeds from the redemption of fixed maturities	955,565	876,977	774,325
Net purchases (sales) of short-term investments	139,197	(143,946)	(119,292)
Purchase of other assets	(41,776)	(11,284)	(47,026)
Change in restricted cash and cash equivalents	47,652	(63,288)	45,896

Net cash used in investing activities	(1,478,871)	(633,313)	(1,370,748)

Cash flows from financing activities:
Repayment of repurchase agreement	-	-	(400,000)
Repurchase of shares	(175,909)	(291,003)	(308,110)
Dividends paid - common shares	(112,984)	(106,368)	(111,226)
Dividends paid - preferred shares	(36,875)	(36,875)	(36,775)
Proceeds from issuance of common shares	3,844	26,117	8,898

Net cash used in financing activities	(321,924)	(408,129)	(847,213)

Effect of exchange rate changes on foreign currency cash	41,972	(59,819)	34,475

Increase (decrease) in cash and cash equivalents	(908,967)	424,464	(610,470)
Cash and cash equivalents - beginning of period	1,697,581	1,273,117	1,883,587

Cash and cash equivalents - end of period	$788,614	$1,697,581	$1,273,117

Supplemental disclosures of cash flow information:
Income taxes paid	$16,085	$30,099	$60,023

Interest paid	$28,750	$28,750	$47,970

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of AXIS Capital and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates reflected in our consolidated financial statements are:

•	reserve for losses and loss expenses;

•	reinsurance recoverable balances, including the provision for unrecoverable reinsurance;

•	premiums;

•	valuation of deferred tax assets;

•	other-than-temporary-impairments (“OTTI”) to the carrying value of available-for-sale investment securities; and

•	fair value measurement for certain fixed maturities, other investments and derivatives.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

2.	Significant Accounting Policies (Continued)

a)	Investments

Investments

Investments available for sale

Fixed maturities and equities classified as “available for sale” are reported at fair value at the balance sheet date. See Note 6 – Fair Value Measurements for additional information regarding the determination of fair value.

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

We recognize investment income from fixed maturities based on the constant effective yield method which includes an adjustment for estimated principal repayments, if any. The effective yield used to determine the amortization for fixed maturities subject to prepayment risk (e.g., asset-backed, loan-backed and other structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows. The adjustments to the yield for highly rated (i.e. AA or above by Standard & Poor’s (“S&P”)) prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for non-highly rated prepayable fixed maturities are accounted for using the prospective method.

The net unrealized gain or loss on available for sale investments, net of tax, is included as accumulated other comprehensive income (loss) as a component of shareholders’ equity. We assess quarterly whether available for sale investments with unrealized losses represent impairments that are other than temporary. There are several factors that are considered in the assessment of a security including, but not limited to: (i) the extent and duration of the decline, (ii) the reason for the decline (e.g. credit spread widening, credit event), (iii) the historical and implied future volatility of the fair value, (iv) the financial condition of, and near-term prospects of, the issuer and (v) the collateral structure and credit support of the security, if applicable.

On April 1, 2009, we adopted new guidance issued by the FASB on recognition and presentation of OTTI for fixed maturities. Accordingly, we recognize an OTTI charge in earnings for a fixed maturity security in an unrealized loss position when we either (a) have the intent to sell the security, (b) more likely than not will be required to sell the security before its anticipated recovery, or (c) do not anticipate to fully recover the amortized cost based on projected cash flows to be collected. Prior to the adoption of this new guidance, we recorded an OTTI charge for a fixed maturity security in an unrealized position when we could not assert that we had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

2.	Significant Accounting Policies (Continued)

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

Other investments

We record other investments at fair value (see Note 6 – Fair Value Measurements), with the change in fair value and realized gains and losses reported in net investment income.

Short-term investments

Short-term investments primarily comprise highly liquid debt securities with maturity greater than three months but less than one year from the date of purchase. Short-term investments, which were previously included in fixed maturities, are now reported separately in the Consolidated Balance Sheets at December 31, 2009 and 2008, the Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007, and in the related disclosures. These investments are carried at amortized cost, which fairly approximates fair value.

b)	Cash and cash equivalents

Cash equivalents include money-market funds and fixed interest deposits placed with a maturity of under 90 days when purchased. Cash and cash equivalents are recorded at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

2.	Significant Accounting Policies (Continued)

c)	Premiums and Acquisition Costs

Premiums

Insurance premiums written are recorded in accordance with the terms of the underlying policies. For multi-year policies for which premiums are payable in annual installments, premiums are recorded at the inception of the policy based on management’s best estimate of total premiums to be received. However, this excludes premiums for the period during which the insured/reinsured has the ability to unilaterally commute or cancel coverage. Reinsurance premiums are recorded at the inception of the policy and are estimated based upon information received from ceding companies. Any subsequent differences arising on insurance and reinsurance premium estimates are recorded in the period they are determined.

Insurance and reinsurance premiums are earned ratably over the period during which we are exposed to the insured or reinsured risk. Unearned premiums represent the portion of premiums written that is applicable to the unexpired portion of the policies in force.

Reinstatement premiums for our insurance and reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms and earned on a pro-rata basis over the remaining risk period. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described in Note 2 (e) – Losses and Loss Expenses below.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

2.	Significant Accounting Policies (Continued)

Reinsurance recoverables are based on contracts in force and are presented net of a reserve for uncollectible reinsurance. The method for determining the reinsurance recoverable on unpaid losses and loss expenses involves actuarial estimates of unpaid losses and loss expenses as well as a determination of our ability to cede unpaid losses and loss expenses under our reinsurance treaties.

The reserve for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that will ultimately not be recovered due to reinsurer insolvency, contractual disputes or some other reason. The valuation of this reserve includes several processes including case-specific allowances for coverage issues and a default analysis based on the financial strength rating of the reinsurers. These factors require considerable management judgment and the factors are reviewed in detail on a quarterly basis with any resulting adjustments reflected in losses and loss expenses in our Consolidated Statement of Operations in the period that collection issues are identified.

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

DECEMBER 31, 2009, 2008 AND 2007

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

f)	Foreign Exchange

Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at weighted average exchange rates for the period. The effect of the translation adjustments is reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

Transactions in currencies other than the functional currencies are measured in the functional currency of the applicable operation at the exchange rate prevailing at the date of the transaction. Foreign denominated asset and liability balances are measured at period end rates. The change in realized and unrealized gains and losses from non-functional currencies is recognized in the Consolidated Statements of Operations, with the exception of non-functional currency denominated available for sale investments. In the case of these investments, the change in exchange rates between the underlying currency and functional currency represents an unrealized appreciation/depreciation in the value of these securities and is included as a component of accumulated other comprehensive income.

g)	Stock-Based Compensation

We determine the fair value of stock-based awards at the date of grant and recognize the share-based compensation expense over the period the award is earned by the employee, net of our best estimate of forfeiture benefits.

h)	Derivative Instruments

Derivative Instruments not Designated as Hedging Instruments

We may enter into derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market and for yield enhancement. From time to time we may enter into insurance and reinsurance contracts that meet the definition of a derivative contract, as defined by the Financial Accounting Standards Board (“FASB”).

We measure all derivative instruments at fair value (see Note 6 – Fair Value Measurements) and recognize them as either assets or liabilities in the Consolidated Balance Sheets. We record the change in fair value and realized gains or losses on derivative instruments in the Consolidated Statements of Operations.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

2.	Significant Accounting Policies (Continued)

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

i)	Goodwill and Intangible Assets

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill.

We amortize intangible assets with finite lives over their estimated useful lives in proportion to the estimated economic benefits of the intangible assets. We also test these assets for impairment if conditions exist that indicate the carrying value may not be fully recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. If, as a result of such an evaluation, we determine that the carrying value of the finite lived intangible assets is not recoverable, the value of the assets will be reduced to fair value with the difference being charged to income.

Intangible assets with indefinite lives include licenses held by certain subsidiaries in various jurisdictions that allow such subsidiaries to write insurance and/or reinsurance business. These intangible assets are carried at or below estimated fair value and are tested on an annual basis for impairment, or more frequently if circumstances indicate that a possible impairment has occurred.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

2.	Significant Accounting Policies (Continued)

We have recorded goodwill in connection with certain acquisitions. Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired and is assigned to applicable reporting unit(s) on the acquisition date based upon the expected benefit to be received by the reporting unit. Reporting units are generally one level below our business segments. We determine the expected benefit based on several factors, including the purpose of the business combination, our strategy subsequent to the business combination and the structure of the acquired company subsequent to the business combination. Goodwill is not subject to amortization. We test goodwill for potential impairment annually during the fourth quarter and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. We test for impairment at the reporting unit level and the impairment evaluation is a two step process. First, we identify potential impairment by comparing the fair value of the reporting units to estimated book values, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions that we believe market participants would use to value the business. The estimated fair values are generally determined utilizing methodologies that incorporate discounted cash flow analyses. The values derived from the analyses are then compared to recent market transactions for reasonableness. We derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. If the estimated fair value of a reporting unit exceeds the estimated book value, goodwill is not considered impaired. If the book value exceeds the estimated fair value, the second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill in order to determine the magnitude of impairment to be recognized. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge in the Consolidated Statement of Operations.

j)	Taxation

We have certain subsidiaries which operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are provided based upon enacted tax laws and rates applicable in the relevant jurisdictions. Deferred income taxes are provided on all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance against deferred tax assets is recorded when our assessment indicates that it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future. The tax benefits of uncertain tax positions are only recognized when the position is more-likely-than-not to be sustained upon audit by the relevant taxing authorities.

k)	Treasury Shares

Treasury shares are common shares repurchased by the Company and not subsequently cancelled. These shares are recorded at cost and result in a reduction of the shareholders’ equity in the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

2.	Significant Accounting Policies (Continued)

l)	Other New Accounting Standards Adopted in 2009

Fair Value Measurements

Effective April 1, 2009, we adopted the following issued by FASB:

•

New guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. In these circumstances, the use of alternative valuation models may be appropriate to determine fair value. The new accounting standard also expands disclosure requirements to include disaggregation of the fair value disclosures by defining major categories, and must be applied prospectively. Refer to Note 6 – Fair Value Measurements for required disclosures.

•

New guidance amending the previous recognition and presentation of OTTI for debt securities, as disclosed above. This guidance requires new interim and annual disclosure of both fixed maturities and equities, including more disaggregated information (refer to Note 5 – Investments). As of April 1, 2009, the adoption of this standard resulted in $38 million net after-tax increase to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss), resulting in no change to our total shareholders’ equity. This adjustment reflects the non-credit portion of the total OTTI of $86 million previously recognized in retained earnings for fixed maturity securities still outstanding at March 31, 2009. As part of the cumulative effect adjustment, we also recorded a corresponding adjustment to the amortized cost of our fixed maturities.

•	New guidance requiring disclosure about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Refer to Note 6 – Fair Value Measurements.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

2.	Significant Accounting Policies (Continued)

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

Earnings per Share

Effective January 1, 2009, we adopted new guidance issued by FASB for the calculation of earnings per share, and the requirement that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be included in the computation of earnings per share pursuant to the two-class method. As the dividends on all of our outstanding unvested stock awards are restricted and forfeitable, the adoption of this guidance did not impact the calculation of our earnings per share.

Subsequent Events

Effective April 1, 2009, we adopted new accounting and disclosure guidance issued by FASB on management’s assessment of subsequent events. This new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The adoption of this standard did not have an impact on our results of operations or financial position. In preparing our Consolidated Financial Statements, we have evaluated subsequent events through February 22, 2010, which is the date that these financial statements were issued.

Fair Value Measurement of Liabilities

In October 2009, we adopted new guidance issued by the FASB issued for measuring the fair value of liabilities. The fair value should be measured based on the price that would be paid to transfer the liability in an orderly transaction between market participants, including the company’s own non-performance risk. In the absence of a quoted price in an active market for an identical liability at the measurement date, an entity should use a valuation technique that is consistent with the fair value measurement principles (see Note 6 – Fair Value Measurements). As the loss reserves relating to our insurance and reinsurance contracts are not measured at fair value, the adoption of this guidance did not materially impact our results of operations, financial condition and liquidity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

2.	Significant Accounting Policies (Continued)

Fair Value Measurement of Certain Alternative Investments

In October 2009, we adopted new guidance issued by the FASB for measuring the fair value of certain alternative investments. As a practical expedient for measuring fair value, an entity may use the net asset value per share (“NAV”) if the NAV is calculated in accordance with AICPA Audit and Accounting Guide for investment companies. The adoption of this guidance did not impact our results of operations, financial condition and liquidity. Additionally, its adoption did not result in a change in the fair value hierarchy disclosure in Note 6 – Fair Value Measurements.

m)	Recently Issued Accounting Policies Not Yet Adopted

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

Fair Value Measurement Disclosures

In January 2010, the FASB issued guidance requiring additional disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This guidance also clarified existing fair value disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This new guidance is effective for January 1, 2010, except for certain requirements related to Level 3, which will be effective for January 1, 2011. As these new requirements relate solely to disclosures, the adoption of this guidance will not impact our results of operations, financial conditions or liquidity.

Consolidations

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis, in particular it modifies the approach for determining the primary beneficiary of a VIE. The primary beneficiary is the party that has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. The amended guidance is effective as of January 1, 2010, and early adoption is prohibited. As we are not party to any significant VIEs at December 31, 2009, the adoption of this guidance will not impact our results of operations or financial condition on adoption.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

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

The following tables summarize the underwriting results of our operating segments for the last three years and the carrying values of goodwill and intangible assets:

At and year ended December 31, 2009	Insurance	Reinsurance	Total

Gross premiums written	$1,775,590	$1,811,705	$3,587,295
Net premiums written	1,025,061	1,791,368	2,816,429
Net premiums earned	1,157,966	1,633,798	2,791,764
Other insurance related income (loss)	(130,946)	1,265	(129,681)
Net losses and loss expenses	(612,694)	(811,178)	(1,423,872)
Acquisition costs	(113,187)	(307,308)	(420,495)
General and administrative expenses	(216,954)	(76,127)	(293,081)

Underwriting income	$84,185	$440,450	524,635

Corporate expenses			(77,076)
Net investment income			464,478
Net realized investment losses			(311,584)
Foreign exchange (losses) gains			(28,561)
Interest expense and financing costs			(32,031)

Income before income taxes			$539,861

Net loss and loss expense ratio	52.9%	49.6%	51.0%
Acquisition cost ratio	9.8%	18.8%	15.1%
General and administrative expense ratio	18.7%	4.7%	13.2%

Combined ratio	81.4%	73.1%	79.3%

Goodwill and intangible assets	$91,505	$-	$91,505

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

3.	Segment Information (Continued)

At and year ended December 31, 2008	Insurance	Reinsurance	Total

Gross premiums written	$1,841,934	$1,548,454	$3,390,388
Net premiums written	1,133,843	1,533,037	2,666,880
Net premiums earned	1,183,143	1,504,038	2,687,181
Other insurance related income (loss)	(39,862)	1,195	(38,667)
Net losses and loss expenses	(659,668)	(1,053,098)	(1,712,766)
Acquisition costs	(102,475)	(264,034)	(366,509)
General and administrative expenses	(193,881)	(68,690)	(262,571)

Underwriting income	$187,257	$119,411	306,668

Corporate expenses			(73,187)
Net investment income			247,237
Net realized investment losses			(85,267)
Foreign exchange (losses) gains			43,707
Interest expense and financing costs			(31,673)

Income before income taxes			$407,485

Net loss and loss expense ratio	55.8%	70.0%	63.7%
Acquisition cost ratio	8.6%	17.5%	13.6%
General and administrative expense ratio	16.4%	4.6%	12.5%

Combined ratio	80.8%	92.1%	89.8%

Goodwill and intangible assets	$60,417	$-	$60,417

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

3.	Segment Information (Continued)

At and year ended December 31, 2007	Insurance	Reinsurance	Total

Gross premiums written	$2,039,214	$1,550,876	$3,590,090
Net premiums written	1,326,647	1,537,110	2,863,757
Net premiums earned	1,208,440	1,525,970	2,734,410
Other insurance related income (loss)	1,860	2,051	3,911
Net losses and loss expenses	(534,264)	(835,996)	(1,370,260)
Acquisition costs	(126,423)	(258,074)	(384,497)
General and administrative expenses	(175,810)	(69,721)	(245,531)

Underwriting income	$373,803	$364,230	738,033

Corporate expenses			(58,300)
Net investment income			482,873
Net realized investment gains			5,230
Foreign exchange (losses) gains			16,826
Interest expense and financing costs			(51,153)

Income before income taxes			$1,133,509

Net loss and loss expense ratio	44.2%	54.8%	50.1%
Acquisition cost ratio	10.5%	16.9%	14.1%
General and administrative expense ratio	14.5%	4.6%	11.1%

Combined ratio	69.2%	76.3%	75.3%

Goodwill and intangible assets	$61,653	$-	$61,653

The following table presents our gross premiums written by the geographical location of our subsidiaries:

Year ended December 31,	2009	2008	2007

Bermuda	$802,577	$861,533	$933,058
Europe	1,057,427	1,027,178	974,225
United States	1,727,291	1,501,677	1,682,807

Total gross premium written	$3,587,295	$3,390,388	$3,590,090

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

3.	Segment Information (Continued)

The following table presents our net premiums earned by segment and line of business:

Year ended December 31,	2009	2008	2007

Insurance
Property	$268,469	$328,709	$317,497
Marine	139,196	151,809	156,981
Terrorism	34,001	42,629	59,674
Aviation	64,245	65,259	88,280
Credit and political risk	188,311	144,481	112,837
Professional lines	381,364	340,929	330,646
Liability	82,286	97,898	109,005
Other	94	11,429	33,520

Total Insurance	1,157,966	1,183,143	1,208,440

Reinsurance
Catastrophe	451,085	453,091	463,068
Property	311,272	305,483	333,154
Professional lines	266,792	221,531	245,672
Credit and bond	179,362	139,861	107,618
Motor	99,497	97,773	98,627
Liability	227,511	181,858	212,689
Engineering	66,428	53,524	30,800
Other	31,851	50,917	34,342

Total Reinsurance	1,633,798	1,504,038	1,525,970

Total	$2,791,764	$2,687,181	$2,734,410

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

4.	Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Net balance at December 31, 2007	$26,753	$26,036	$8,864	$61,653
Amortization	-	-	(1,236)	(1,236)

Net balance at December 31, 2008	26,753	26,036	7,628	60,417
Acquisition of Dexta	15,484	-	19,760	35,244
Amortization	-	-	(4,156)	(4,156)

Net balance at December 31, 2009	$42,237	$26,036	$23,232	$91,505

Gross balance	$42,237	$26,036	$35,596	$103,869
Accumulated impairement charges	-	-	-	-
Accumulated amortization	-	-	(12,364)	(12,364)

Net balance at December 31, 2009	$42,237	$26,036	$23,232	$91,505

Gross balance	$26,753	$26,036	$15,836	$68,625
Accumulated impairement charges	-	-	-	-
Accumulated amortization	-	-	(8,208)	(8,208)

Net balance at December 31, 2008	$26,753	$26,036	$7,628	$60,417

On January 7, 2009, we acquired Dexta Corporation Pty Ltd (“Dexta”), an underwriting agency in Australia. The total purchase consideration to acquire Dexta was not material to our consolidated financial position. This acquisition resulted in the recognition of $15 million and $20 million of goodwill and intangible assets with a finite life, respectively. These intangible assets with a finite life consist primarily of Dexta’s distribution network.

We estimate that the annual amortization expense for our total intangible assets with a finite life will be approximately $3 million for the next two years, and $2 million for each of the following three years. The estimated remaining useful lives of these assets range from one to twenty-nine years.

Intangible assets with an indefinite life consist primarily of U.S. state licenses that provide a legal right to transact business indefinitely. Our impairment reviews for goodwill and indefinite lived intangibles did not result the recognition of impairment losses for the years ended December 31, 2009, 2008 and 2007.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

At December 31, 2009	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(3)

Fixed maturities:
U.S. government and agency	$1,859,874	$8,511	$(11,726)	$1,856,659	$-
Non-U.S. government	687,843	11,937	(2,966)	696,814	-
Corporate debt	3,482,450	126,093	(27,777)	3,580,766	(6,071)
Residential MBS(1)	1,777,793	41,429	(39,581)	1,779,641	(8,673)
Commercial MBS	680,229	10,865	(28,283)	662,811	(505)
ABS(2)	455,831	6,926	(19,618)	443,139	(10,798)
Municipals	684,267	18,495	(4,237)	698,525	(389)

Total fixed maturities	$9,628,287	$224,256	$(134,188)	$9,718,355	$(26,436)

Equities:
Common stock	$195,011	$17,834	$(8,470)	$204,375
Preferred stock	-	-	-	-

Total equities	$195,011	$17,834	$(8,470)	$204,375

At December 31, 2008

Fixed maturities:
U.S. government and agency	$1,148,767	$39,474	$(908)	$1,187,333
Non-U.S. government	272,006	19,915	(12,696)	279,225
Corporate debt	2,517,059	19,640	(475,382)	2,061,317
Residential MBS(1)	2,736,811	71,523	(96,336)	2,711,998
Commercial MBS	933,315	90	(170,307)	763,098
ABS(2)	433,266	390	(52,650)	381,006
Municipals	363,770	6,479	(3,572)	366,677

Total fixed maturities	$8,404,994	$157,511	$(811,851)	$7,750,654

Equities:
Common stock	$132,935	$1,522	$(48,620)	$85,837
Preferred stock	31,395	-	(9,949)	21,446

Total equities	$164,330	$1,522	$(58,569)	$107,283

(1)	Residential mortgage-backed securities (“MBS”) include agency pass-through securities and collateralized mortgage obligations.
(2)	Asset-backed securities (“ABS”) include debt tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”).
(3)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments (Continued)

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

At December 31, 2009	Amortized Cost	Fair Value	% of Total Fair Value

Maturity
Due in one year or less	$692,141	$707,884	7.3%
Due after one year through five years	4,122,478	4,181,230	43.0%
Due after five years through ten years	1,535,061	1,580,492	16.3%
Due after ten years	364,754	363,158	3.7%

	6,714,434	6,832,764	70.3%
Residential MBS	1,777,793	1,779,641	18.3%
Commercial MBS	680,229	662,811	6.8%
ABS	455,831	443,139	4.6%

Total	$9,628,287	$9,718,355	100.0%

At December 31, 2008	Amortized Cost	Fair Value	% of Total Fair Value

Maturity
Due in one year or less	$416,178	$343,570	4.4%
Due after one year through five years	2,798,157	2,512,428	32.4%
Due after five years through ten years	814,175	803,331	10.4%
Due after ten years	273,092	235,223	3.0%

	4,301,602	3,894,552	50.2%
Residential MBS	2,736,811	2,711,998	35.0%
Commercial MBS	933,315	763,098	9.9%
ABS	433,266	381,006	4.9%

Total	$8,404,994	$7,750,654	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments (Continued)

Credit Ratings

The following summarizes the credit ratings of fixed maturities as assigned by S&P:

	Amortized Cost	Fair Value	% of Total Fair Value
At December 31, 2009
Investment grade:
U.S. government and agencies	$1,859,874	$1,856,659	19.1%
AAA(1)	3,967,510	4,007,688	41.2%
AA	916,664	914,454	9.4%
A	1,723,081	1,760,929	18.1%
BBB	1,002,715	1,036,359	10.7%

	9,469,844	9,576,089	98.5%
Non-investment grade:
Below BBB	158,443	142,266	1.5%

Total	$9,628,287	$9,718,355	100.0%

At December 31, 2008
Investment grade:
U.S. government and agencies	$1,148,767	$1,187,333	15.3%
AAA(1)	4,708,259	4,504,963	58.1%
AA	521,697	491,185	6.3%
A	1,076,980	944,841	12.2%
BBB	912,340	601,196	7.8%

	8,368,043	7,729,518	99.7%
Non-investment grade:
Below BBB	36,951	21,136	0.3%

Total	$8,404,994	$7,750,654	100.0%

Note: In the absence of an S&P rating, we used the lower rating established by Moody’s or Fitch.

(1)	Includes U.S. government-sponsored agency, residential MBS and commercial MBS.

At December 31, 2009, we held insurance enhanced bonds (MBS, ABS and municipal securities), in the amount of approximately $217 million (2008: $215 million), which represented approximately 2.2% (2008: 2.8%) of our total fixed maturities and a weighted average credit rating of AA by S&P. If we exclude the insurance enhancement, the weighted average credit quality of our insured bond portfolio was AA- (2008: A+) by S&P. At December 31, 2009, our largest exposures to financial guarantors were Financial Security Assurance Inc. for $69 million (2008: $72 million), MBIA Insurance Corporation for $69 million (2008: $70 million) and Ambac Financial Group, Inc. for $57 million (2008: $60 million). We do not have any significant investments in companies which guarantee securities at December 31, 2009. Effective February, 2009, MBIA provides insurance indemnity through its wholly owned subsidiary, National Public Finance Guarantee Corporation.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments (Continued)

Gross Unrealized Losses

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At December 31, 2009
Fixed maturities:
U.S. government and agency	$22,902	$(915)	$1,252,602	$(10,811)	$1,275,504	$(11,726)
Non-U.S. government	-	-	352,313	(2,966)	352,313	(2,966)
Corporate debt	160,213	(19,245)	630,678	(8,532)	790,891	(27,777)
Residential MBS	183,287	(32,867)	440,067	(6,714)	623,354	(39,581)
Commercial MBS	273,845	(27,180)	79,561	(1,103)	353,406	(28,283)
ABS	51,626	(18,721)	94,008	(897)	145,634	(19,618)
Municipals	13,432	(1,624)	117,825	(2,613)	131,257	(4,237)

Total fixed maturities	$705,305	$(100,552)	$2,967,054	$(33,636)	$3,672,359	$(134,188)

Equities:
Common stock	$31,368	$(6,025)	$86,947	$(2,445)	$118,315	$(8,470)
Preferred stock	-	-	-	-	-	-

Total equities	$31,368	$(6,025)	$86,947	$(2,445)	$118,315	$(8,470)

At December 31, 2008
Fixed maturities:
U.S. government and agency	$-	$-	$84,208	$(908)	$84,208	$(908)
Non-U.S. government	-	-	162,203	(12,696)	162,203	(12,696)
Corporate debt	428,311	(329,445)	1,057,684	(145,937)	1,485,995	(475,382)
Residential MBS	75,916	(16,266)	385,527	(80,070)	461,443	(96,336)
Commercial MBS	138,132	(49,091)	611,631	(121,216)	749,763	(170,307)
ABS	59,597	(18,878)	300,585	(33,772)	360,182	(52,650)
Municipals	-	-	71,510	(3,572)	71,510	(3,572)

Total fixed maturities	$701,956	$(413,680)	$2,673,348	$(398,171)	$3,375,304	$(811,851)

Equities:
Common stock	$2,286	$(3,083)	$71,071	$(45,537)	$73,357	$(48,620)
Preferred stock	-	-	21,446	(9,949)	21,446	(9,949)

Total equities	$2,286	$(3,083)	$92,517	$(55,486)	$94,803	$(58,569)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments (Continued)

Fixed Maturities

At December 31, 2009, 832 fixed maturities (2008: 1,202) were in an unrealized loss position of $134 million (2008: $812 million) of which $20 million (2008: $16 million) of this balance was related to securities below investment grade or not rated. During 2009, the gross unrealized losses have declined by $678 million primarily due to $317 million of impairments and $361 million of improved valuations as a result of the significant credit spread tightening and losses realized during the year. The reduction of gross unrealized losses on our fixed maturity portfolio at December 31, 2009, are primarily attributable to a partial recovery of the historic wide credit spreads experienced during the credit crisis of 2008.

At December 31, 2009, 312 securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $705 million. These securities were primarily corporate debt, non-agency residential MBS, non-agency commercial MBS, and ABS with a weighted average S&P credit rating of BBB+, A, AA and A-, respectively. We concluded these securities as well as the remaining securities in an unrealized loss position were temporarily impaired based on a detailed analysis of the underlying credit, projected cash flows to be collected, and other qualitative factors. Further, at December 31, 2009, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

At December 31, 2008, 266 securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $702 million. These securities were primarily corporate debt and non-agency commercial MBS with a weighted average S&P credit rating of A and AAA, respectively. Within our corporate debts, $248 million of the $329 million gross unrealized losses was attributable to our holdings in medium-term notes (MTNs). The MTNs are a highly diversified pool of corporate and sovereign debt securities and were significantly impacted by the unprecedented widening of credit spreads experienced during the credit crisis, rather than credit losses. We had the ability and intent to hold these securities to recovery.

Equity Securities

At December 31, 2009, 95 securities (2008: 149) were in an unrealized loss position and 56 of these securities (2008: nil) have been in a continuous unrealized loss position for 12 months or greater. In 2009, the gross unrealized losses have declined by $50 million from December 31, 2008, of which $20 million was due to impairments and the remaining $30 million was due to price appreciation driven by the recovery in the equity markets and realized losses during the year.

Based on our OTTI quarterly review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a recovery of fair value, we concluded that the above equities in an unrealized loss position were temporarily impaired at December 31, 2009 and 2008.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments (Continued)

b)	Other Investments

The table below shows our portfolio of other investments reported at fair value:

	December 31, 2009		December 31, 2008

Hedge funds	$94,630	16.6%	$55,496	11.3%
Funds of hedge funds	256,877	45.0%	196,291	40.0%

Total hedge funds	351,507	61.6%	251,787	51.3%

Distressed securities	22,957	4.0%	50,187	10.2%
Long/short credit	84,392	14.8%	50,907	10.3%

Total credit funds	107,349	18.8%	101,094	20.5%

CLO - equity tranched securities	61,332	10.8%	97,661	19.8%
Short duration high yield fund	50,088	8.8%	41,540	8.4%

Total other investments	$570,276	100.0%	$492,082	100.0%

The major category and related investment strategy for our investments in hedge and credit funds are as follows:

Hedge Fund Type	Investment Strategy
Hedge funds	Seek to achieve attractive risk-adjusted returns primarily through multi-strategy and long/short equity approaches. Multi-strategy funds invest in a variety of asset classes on a long and short basis and may employ leverage. Long/short equity funds invest primarily in equity securities (or derivatives) on a long and short basis and may employ leverage.

Funds of hedge funds	Seek to achieve attractive risk-adjusted returns by investing in a large pool of hedge funds across a diversified range of hedge fund strategies.

Credit Fund Type	Investment Strategy
Distressed securities	Seek to achieve attractive risk-adjusted returns by executing a strategy which assesses the issuer’s ability to improve its operations and often attempts to influence the process by which the issuer restructures its debt.

Long/short credit	Seek to achieve attractive risk-adjusted returns by executing a credit trading strategy involving selective long and short positions in primarily below investment-grade credit.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments (Continued)

In aggregate, 94% of our hedge fund allocation is redeemable within one year and 100% is redeemable within two years, subject to prior written redemption notice varying from 45 to 95 days. This includes recognition of certain funds we hold which restrict new investor redemptions during a lock-up period. A lock-up period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. Another common restriction is the suspension of redemptions (known as “gates”) which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets or to prevent certain adverse regulatory, or any other reasons that may render the manager unable to promptly and accurately calculate the fund’s net asset value. During 2009 and 2008, no gates were imposed on our redemption requests. At December 31, 2009, outstanding redemptions receivable amounted to $34 million or 10% of hedge fund holdings, $25 million of which we anticipate collection within the next three months. Of the remainder, $3 million is subject to holdback until the completion of the fund’s annual audit and $6 million will remain invested in special purpose vehicles.

Of our credit fund holdings, 58% of the carrying value has annual or semi-annual liquidity and 42% has quarterly liquidity, subject to prior written redemption notice varying from 65 to 95 days. Similar to hedge funds, credit funds may be subject to redemption restrictions such as lock-up periods or gates. No gates have been imposed on our redemption requests in 2009 and 2008. At December 31, 2009, outstanding redemptions receivable on credit funds were insignificant.

At December 31, 2009, we have no unfunded commitments relating to both hedge and credit funds.

c)	Net Investment Income

Net investment income was derived from the following sources:

Year ended December 31,	2009	2008	2007

Fixed maturities	$385,418	$428,416	$366,746
Other investments	82,042	(220,981)	34,351
Cash and cash equivalents	8,302	41,576	90,700
Equities	3,765	7,862	-
Short-term investments	651	3,579	3,079

Gross investment income	480,178	260,452	494,876
Investment expenses	(15,700)	(13,215)	(12,003)

Net investment income	$464,478	$247,237	$482,873

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments (Continued)

d)	Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

Year ended December 31,	2009	2008	2007

Gross realized gains	$181,075	$107,170	$31,683
Gross realized losses	(157,102)	(120,474)	(17,809)
Net OTTI recognized in earnings	(337,435)	(77,753)	(8,562)

Net realized losses on fixed maturities and equities	(313,462)	(91,057)	5,312
Change in fair value of investment derivatives(1)	(1,032)	6,650	(82)

Fair value hedges:(1)
Derivative instruments	(13,655)	7,248	-
Hedged investments	16,565	(8,108)	-

Net realized investment gains (losses)	$(311,584)	$(85,267)	$5,230

(1)	Refer to Note 9 – Derivative Instruments

The following table summarizes the net OTTI recognized in earnings by asset class:

Year ended December 31,	2009	2008	2007

Fixed maturities:
Corporate debt	$277,979	$56,809	$3,683
Residential MBS	24,594	4,956	509
Commercial MBS	10,843	323	1,024
ABS	2,384	8,615	3,346
Municipals	1,280	394	-

	317,080	71,097	8,562

Equities	20,355	6,656	-

Total OTTI recognized in earnings	$337,435	$77,753	$8,562

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments (Continued)

Fixed maturities

As disclosed in Note 2 (a), on April 1, 2009, we adopted a new accounting standard which amended the previous OTTI recognition model for fixed maturities. Accordingly, for securities that we intended to sell at the end of each reporting period we recognized the entire unrealized loss in earnings. For the remaining impaired fixed maturities, from April 1, 2009, we have recorded only the estimated credit losses in earnings rather than the entire difference between the fair value and the amortized cost of fixed maturities. Because the new accounting standard does not allow for retrospective application, the OTTI amounts reported in the above table for the year ended December 31, 2009, are not measured on the same basis as prior period amounts and accordingly these amounts are not comparable. Furthermore, the net OTTI recognized in earnings for the first quarter of 2009 includes $26 million of OTTI charges calculated based on the former OTTI recognition model.

In 2009, we incurred OTTI charges of $317 million (2008: $71 million) relating to fixed maturities. These charges primarily relate to an impairment charge of $263 million recorded on our portfolio of MTNs within our corporate debt holdings as well as $20 million due to our intent to sell certain securities during the year ($3 million of corporate debt, $6 million of residential MBS and $11 million of commercial MBS). In 2008, our OTTI charges included $40 million of write-downs on a number of financial institutions, including $32 million related to Lehman Brothers, following its bankruptcy and sale in September, 2008. The balance of the OTTI charges on corporate debt was spread across the portfolio on securities that are unlikely to recover. The OTTI charges on our ABS and MBS portfolio in 2008 were primarily the result of the credit crisis and the higher risk of defaults on certain identified securities.

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

Year ended December 31, 2009
Beginning balance at April 1, 2009	$-
Additions for:
Credit losses remaining in retained earnings related to adoption of accounting standard (see Note 2)	45,347
Credit loss impairment recognized on securities not previously impaired	267,770
Change in credit loss estimates on previously impaired securities	1,102
Passage of time on previously recorded credit losses	820
Reductions for:
Intent to sell securities previously impaired	(70,540)
Securities sold/redeemed during the period (realized)	(82,109)

Ending balance at December 31, 2009	$162,390

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments (Continued)

The credit losses remaining in retained earnings upon adoption of the new accounting standard were $45 million, comprising $33 million of corporate debt securities, $7 million of ABS, $4 million of residential MBS and $1 million of commercial MBS. Corporate debts included $20 million of credit losses related to the bankruptcy of Lehman Brothers.

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

Corporate Debt:

Our projected cash flows for corporate debt securities are primarily driven by our assumptions regarding the probability of default and the timing and amount of recoveries associated with defaults. Our default and recovery rate assumptions are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. Additionally, our projected cash flows for MTNs include significant inputs such as future credit spreads and use of leverage over the expected duration of each MTN.

During the third quarter of 2009, we recognized $263 million of credit losses on the MTNs as there was considerable uncertainty regarding full recoverability. In response to the credit crisis, the MTNs managers reduced their leverage levels which in turn lowered the credit duration of the MTNs. As credit markets recovered and credit spreads tightened in 2009, price appreciation was not as pronounced as the depreciation during 2008 due to the lower credit duration of the MTNs. The tightening of credit spreads was more significant and much quicker than anticipated which has hindered the ability of the MTN managers to reinvest the underlying cash flows at wider credit spreads. Consequently, based on updated cash flow projections, we concluded that we will not fully recover par on these MTNs and therefore we have recorded credit losses on these securities.

During 2009, we sold corporate debt securities that were previously impaired, resulting in a decrease in credit loss impairments of $21 million, in the above table. Further, in the fourth quarter of 2009, we made the decision to redeem certain MTNs, of which some redemptions occurred prior to and after December 31, 2009. Accordingly the related credit loss amounts are reported in the above table as ‘Securities sold/redeemed during the period (realized)’ and ‘Intent to sell securities previously impaired’, respectively.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments (Continued)

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

During 2009, based on expected cash flows to be collected, we have recorded credit losses of $14 million on residential MBS.

ABS:

The majority of the unrealized losses on ABS at December 31, 2009 were related to CLO debt tranched securities. We utilized the same internal model as for CLO equity tranched securities (see Note 6 – Fair Value Measurements) to project estimated cash flows to be collected on the various CLO debt tranched securities. The significant inputs used in the model include default and recovery rates and collateral spreads. Our assumptions on default and recovery rates are established based on an assessment of actual experience to date for each CLO and review of recent credit rating agencies’ default and recovery forecasts. Based on projected cash flows at December 31, 2009, we do not anticipate credit losses on the CLO debt tranched securities.

Equities

In 2009, we recorded an OTTI charge of $20 million (2008: $7 million) on equities due to the severity and duration of their unrealized loss positions, for which we concluded the forecasted recovery period was uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned.

e)	Securities Lending

We participate in a securities lending program whereby our securities, which are included in investments, are loaned to third parties, primarily major brokerage firms for short periods of time through a lending agent. We maintain control over the securities loaned, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102.0% of the fair value of the loaned securities and is monitored and maintained by the lending agent. At December 31, 2009, we had $130 million (2008: $406 million) in securities on loan. As a response to credit crisis in late 2008, we decided to wind down the lending program in an orderly manner to further reduce our counterparty credit risk. For certain securities, we may hold these until they mature in 2010. We consider our securities lending activities to be non-cash investing and financing activities.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

5.	Investments (Continued)

f)	Restricted Investments

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts in certain large transactions to provide collateral to ceding companies, rather than providing letters of credit. The assets in trust consist primarily of highly rated fixed maturity securities and a foreign bond mutual fund. The fair value of our restricted assets components are as follows:

At December 31,	2009	2008

Assets used for collateral in Trust for inter-company agreements	$1,592,014	$1,455,634
Deposits with U.S. regulatory authorities	72,081	49,789
Assets used for collateral in Trust for third party agreements	173,547	149,623

Total restricted investments	$1,837,642	$1,655,046

6.	Fair Value Measurements

Fair Value Hierarchy

Fair value is defined as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. We use a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:

•

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.

•

Level 2 – Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our own assumptions about assumptions that market participants might use.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

6.	Fair Value Measurements (Continued)

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

Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers or use an internal model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3 and consisted primarily of CLO debt tranched securities, private corporate debt securities and certain residential MBS at December 31, 2009.

Equity Securities

Equity securities include U.S. and foreign common stocks as well as a foreign bond mutual fund. For common stocks we classified these within Level 1 as their fair values are based on quoted market prices in active markets. Our investment in the foreign bond mutual fund has daily liquidity, with redemption based on the net asset value of the fund. Accordingly, we have classified this investment as level 2.

Other Investments

The short-duration high yield fund is classified within Level 2 as its fair value is estimated using the net asset value reported by Bloomberg and it has daily liquidity.

The hedge and credit funds are classified within Level 3 as we estimate their respective fair values using net asset values as advised by external fund managers or third party administrators. Refer to Note 5 (b) for further details on this asset class.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

6.	Fair Value Measurements (Continued)

The CLO – equity tranched securities (“CLO – Equities”) are classified within Level 3 as we estimate the fair value for these securities based on an internal valuation model due to the lack of observable, relevant trade in the secondary markets. The model includes the following significant unobservable inputs: default and recovery rates and collateral spreads. During the year ended December 31, 2009, the change in fair value for the CLO equities was primarily due to lower recoveries on actual defaults and change to our recovery rate assumption. We have revised our projected default and recovery rates in 2009 based on our assessment of actual experience on the underlying collateral for our CLO – Equities as well as a review of recent credit rating agencies’ forecasted default and recovery rates for U.S. corporate speculative-grade securities. The following table presents the weighted average of each significant input used in our valuation model.

At December 31,	2009	2008

Default rates:
- for next twelve months	4.6%	7.6%
- thereafter until maturity of securities	4.4%	4.4%
Recovery rate until maturity of securities	50.0%	60.0%
Collateral spreads until maturity of securities	3.3%	2.8%

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

b) Insurance Derivative Contract

In 2009 we entered into a cancellation agreement for our insurance derivative contract with longevity risk exposure for a total cash consideration of $200 million; accordingly, there is no outstanding balance at December 31, 2009.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

6.	Fair Value Measurements (Continued)

In 2008, the fair value for this indemnity contract was based on an internal valuation model, which included the following significant unobservable inputs:

•

The timing of the receipt of death benefits as well as the amount of premiums to be paid to maintain the policies in force, both of which are directly correlated to life expectancy assumptions for a portfolio of 188 lives;

•	The proceeds of selling the unmatured life settlement contracts in 2017; and

•	The risk margin that a market participant would require for providing this indemnity.

The estimated indemnity payment, net of our contractual premium for providing the indemnity, was discounted using the risk free yield curve, adjusted for counterparties’ credit risk.

The tables below present the financial instruments measured at fair value on a recurring basis.

At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. government and agency	$1,207,033	$649,626	$-	$1,856,659
Non-U.S. government	-	696,814	-	696,814
Corporate debt	-	3,562,636	18,130	3,580,766
Residential MBS	-	1,773,002	6,639	1,779,641
Commercial MBS	-	660,402	2,409	662,811
ABS	-	399,554	43,585	443,139
Municipals	-	698,525	-	698,525

	1,207,033	8,440,559	70,763	9,718,355
Equity securities	142,716	61,659	-	204,375
Other investments	-	50,088	520,188	570,276
Other assets (see Note 9)	-	9,968	-	9,968

Total	$1,349,749	$8,562,274	$590,951	$10,502,974

Liabilities
Other liabilities (see Note 9)	$-	$-	$-	$-

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

6.	Fair Value Measurements (Continued)

At December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. government and agency	$647,139	$540,194	$-	$1,187,333
Non-U.S. government	-	279,225	-	279,225
Corporate debt	-	2,061,317	-	2,061,317
Residential MBS	-	2,711,998	-	2,711,998
Commercial MBS	-	763,098	-	763,098
ABS	-	381,006	-	381,006
Municipals	-	366,677	-	366,677

	647,139	7,103,515	-	7,750,654
Equity securities	107,283	-	-	107,283
Other investments	-	41,540	450,542	492,082
Other assets (see Note 9)	-	5,005	-	5,005

Total	$754,422	$7,150,060	$450,542	$8,355,024

Liabilities
Other liabilities (see Note 9)	$-	$29,044	$62,597	$91,641

During 2009 and 2008, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

6.	Fair Value Measurements (Continued)

Level 3 financial instruments

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Fixed Maturities
Year ended December 31, 2009	Corporate debt	Residential MBS	Commercial MBS	ABS	Municipals	Total	Other Investments	Total Assets	Other Liabilities(1)

Balance at beginning of period	$-	$-	$-	$-	$-	$-	$450,542	$450,542	$62,597
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	-	96,860	96,860	-
Total net realized and unrealized losses included in net income(1)	(1,457)	-	-	(373)	-	(1,830)	(23,365)	(25,195)	132,595
Change in net unrealized gains included in other comprehensive income	2,112	7,319	115	8,049	-	17,595	-	17,595	-
Change in net unrealized losses included in other comprehensive income	(1,202)	(1,032)	(91)	(1,689)	(9)	(4,023)	-	(4,023)	-
Purchases / premiums	-	1,760	-	5,900	-	7,660	111,800	119,460	4,808
Sales	-	-	-	-	-	-	(102,686)	(102,686)	-
Settlements / distributions	(287)	(10,733)	(73)	(3,467)	-	(14,560)	(12,963)	(27,523)	(200,000)
Transfers into Level 3	19,479	69,895	11,669	73,733	4,447	179,223	-	179,223	-
Transfers out of Level 3	(515)	(60,570)	(9,211)	(38,568)	(4,438)	(113,302)	-	(113,302)	-

Balance at end of period	$18,130	$6,639	$2,409	$43,585	$-	$70,763	$520,188	$590,951	$-

Level 3 gains / losses included in earnings attributable to the change in unrealized gains / losses relating to those assets and liabilities held at the reporting date	$(1,457)	$-	$-	$-	$-	$(1,457)	$72,947	$71,490	$-

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related (loss) income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

6.	Fair Value Measurements (Continued)

Year ended December 31, 2008	Other Investments	Other Liabilities

Balance at beginning of period	$592,593	$16,346
Total net realized and unrealized gains included in net income(1)	-	-
Total net realized and unrealized losses included in net income(1)	(216,872)	41,444
Change in net unrealized gains included in other comprehensive income	-	-
Change in net unrealized losses included in other comprehensive income	-	-
Purchases / premiums	141,000	4,807
Sales	(37,716)
Settlements / distributions	(28,463)	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance at end of period	$450,542	$62,597

Level 3 gains / losses included in earnings attributable to the change in unrealized gains / losses relating to those assets and liabilities held at the reporting date	$(199,456)	$41,444

(1)	Realized gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related income (loss).

During the year ended December 31, 2009, certain fixed maturities with a fair value of $179 million were transferred into Level 3 from Level 2. The reclassifications were primarily related to residential MBS, private corporate debt securities and debt tranches of CLOs (included in ABS). The majority of the transfers into Level 3 occurred during the first half of the year and were due to a reduction in the volume of recently executed transactions and market quotations for these securities, or a lack of available broker quotes such that unobservable inputs had to be utilized for the valuation of these securities. The transfers into Level 3 were not as a result of changes in valuation methodology that we made.

As the financial markets recovered mostly during the second half of 2009, the volume of market transactions also increased for our Level 3 securities such that significant observable market inputs were used for the valuation of these securities at December 31, 2009. As a result, certain fixed maturities with a fair value of $113 million were transferred out of Level 3 to Level 2.

Transfers into the Level 3 balance reflect the fair value of the securities at the beginning of the period and the transfers out of Level 3 reflect the fair value at the end of the period.

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at December 31, 2009, and December 31, 2008, are equal to fair value with the exception of senior notes. Senior notes are recorded at amortized cost with a carrying value of $499 million (2008: $499 million) and a fair value of $510 million (2008: $415 million) at December 31, 2009.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

7.	Reserve for Losses and Loss Expenses

Our reserve for losses and loss expenses comprise the following:

As of December 31,	2009	2008

Reserve for reported losses and loss expenses	$1,895,297	$2,055,027
Reserve for losses incurred but not reported	4,668,836	4,189,756

Reserve for losses and loss expenses	$6,564,133	$6,244,783

The following table represents a reconciliation of our beginning and ending net unpaid losses and loss expense reserves:

At and year ended December 31,	2009	2008	2007

Gross reserve for losses and loss expenses, beginning of period	$6,244,783	$5,587,311	$5,015,113
Less reinsurance recoverable on unpaid losses, beginning of period	(1,314,551)	(1,297,539)	(1,310,904)

Net reserve for losses and loss expenses, beginning of period	4,930,232	4,289,772	3,704,209

Net incurred losses related to:
Current year	1,847,044	2,089,053	1,707,237
Prior years	(423,172)	(376,287)	(336,977)

	1,423,872	1,712,766	1,370,260

Net paid losses related to:
Current year	(271,011)	(323,244)	(177,019)
Prior years	(982,036)	(615,717)	(636,266)

	(1,253,047)	(938,961)	(813,285)

Foreign exchange losses (gains)	82,018	(133,345)	28,588

Net reserve for losses and loss expenses, end of period	5,183,075	4,930,232	4,289,772
Reinsurance recoverable on unpaid losses, end of period	1,381,058	1,314,551	1,297,539

Gross reserve for losses and loss expenses, end of period	$6,564,133	$6,244,783	$5,587,311

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

7.	Reserve for Losses and Loss Expenses (Continued)

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. Net loss and loss expenses incurred include net favorable prior period reserve development of $423 million, $376 million and $337 million for the years ended December 31, 2009, 2008 and 2007, respectively. Prior period development was the net favorable result of several underlying reserve developments on prior accident years, identified during our quarterly reserving process. The following table provides a break down of prior period development by segment:

	Insurance	Reinsurance	Total

2009	$210,861	$212,311	$423,172
2008	$202,339	$173,948	$376,287
2007	$214,018	$122,959	$336,977

Overall, net favorable prior period reserve development in each of the last three years has primarily been generated from the property, marine, terrorism and aviation lines of our insurance segment and the property, catastrophe and crop lines of our reinsurance segment. These lines of business, the majority of which have short tail exposures, contributed 63%, 86% and 95% to the total net favorable reserve development in 2009, 2008 and 2007, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence rather than explicit changes to our actuarial assumptions.

Approximately 34% of the net favorable reserve development in 2009 was generated from professional lines insurance and reinsurance business. This favorable development was driven by the incorporation of more of our own claims experience into the loss ratios for accident years 2006 and prior, with less weighting given to the initial expected loss ratios, which were derived from industry benchmarks. We began to give weight to our own loss experience for professional lines business in 2008, on those earlier accident years which had developed a reasonable level of credible data. However last year, the impact of this was largely offset by adverse development on accident year 2007 business, emanating from exposure to the sub-prime credit crisis.

The continued economic downturn and credit crisis also had some impact on our prior year loss reserves during 2009. Specifically, we strengthened our loss reserves for accident year 2008 trade credit and bond reinsurance business by $40 million and accident year 2008 professional lines insurance business by $44 million to reflect claims emergence that was worse than we had anticipated.

Credit and political risk business contributed 8% and 17% of the total net favorable reserve development in 2009 and 2008, respectively. In 2009, the favorable development was generated from credit related classes, largely from accident year 2007, and to a lesser extent, accident years 2006 and 2005, and was driven by the recognition of lower than expected loss activity. In 2008, the favorable development was primarily generated from credit related classes, partially in recognition of lower than expected loss activity and also due to adopting a more accelerated loss development profile on these lines. We also recognized favorable prior period reserve development from our traditional political risk book from accident years 2004 and prior.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

8.	Reinsurance

We purchase treaty and facultative reinsurance to reduce exposure to a large loss or a series of large losses. Facultative reinsurance provides for all or a portion of the insurance provided by a single policy and each policy reinsured is individually negotiated. Treaty reinsurance provides for a specified type or category of risks. The reinsurance agreements are written on either an excess of loss or proportional basis. Excess of loss covers provide a contractually set amount of cover after an excess point has been reached. This excess point can be based on the size of an industry loss or a fixed monetary amount. These covers can be purchased on a package policy basis, which provide cover for a number of lines of business within one contract. Proportional covers provide a proportional amount of coverage from the first dollar of loss. All of these reinsurance covers provide for recovery of a portion of losses and loss expenses from reinsurers. Under our reinsurance security policy, we predominantly cede our business to reinsurers rated A- or better by S&P and/or A.M. Best. We remain liable to the extent that reinsurers do not meet their obligations under these agreements either due to solvency issues, contractual disputes or some other reason.

The following table provides a breakdown of our ceded premiums by type of cover:

Year ended December 31,	2009	2008	2007

Treaty:
Quota Share	$394,729	$345,144	$280,375
Excess of Loss	321,580	328,212	380,287
Facultative	54,557	50,152	65,671

Total	$770,866	$723,508	$726,333

Gross and net premiums written and earned were as follows:

Year ended December 31,	2009		2008		2007
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$3,587,295	$3,540,298	$3,390,388	$3,374,076	$3,590,090	$3,459,816
Ceded	(770,866)	(748,534)	(723,508)	(686,895)	(726,333)	(725,406)

Net	$2,816,429	$2,791,764	$2,666,880	$2,687,181	$2,863,757	$2,734,410

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

8.	Reinsurance (Continued)

Gross and net incurred losses and loss expenses were as follows:

Year ended December 31,	2009	2008	2007

Gross losses and loss expenses	$1,742,656	$2,086,236	$1,733,499
Reinsurance recoveries	(318,784)	(373,470)	(363,239)

Net incurred losses and loss expenses	$1,423,872	$1,712,766	$1,370,260

Reinsurance recoverable and the provision for unrecoverable reinsurance by segment were as follows:

At December 31, 2009	Insurance	Reinsurance	Total

Gross reinsurance recoverable on unpaid and paid losses and loss expenses	$1,403,948	$43,181	$1,447,129
Provision for unrecoverable reinsurance	(17,691)	(5,266)	(22,957)

Net reinsurance recoverable	$1,386,257	$37,915	$1,424,172

% of gross reinsurance recoverable with Reinsurers rated A- or better*	97.8%	97.7%	97.8%

At December 31, 2008	Insurance	Reinsurance	Total

Gross reinsurance recoverable on unpaid and paid losses and loss expenses	$1,364,042	$35,021	$1,399,063
Provision for unrecoverable reinsurance	(13,623)	(6,810)	(20,433)

Net reinsurance recoverable	$1,350,419	$28,211	$1,378,630

% of gross reinsurance recoverable with Reinsurers rated A- or better*	97.1%	97.1%	97.1%

*	Ratings as assigned by S&P and/or A.M. Best.

At December 31, 2009, 6.4% (2008: 6.2%) of the total reinsurance recoverable balance was collateralized.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

9.	Derivative Instruments

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet at December 31, 2009:

		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments

Foreign exchange contracts	$659,617	Other assets	$9,557	Other liabilities	$-

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	$21,436	Other assets	$411	Other liabilities	$-

Total derivatives			$9,968		$-

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet at December 31, 2008:
		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments

Foreign exchange contracts	$469,515	Other assets	$-	Other liabilities	$25,843

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	$27,293		$262		$-

Relating to underwriting portfolio:
Longevity risk derivative	$400,000		-		62,597
Currency collar options
Put options – Long	$83,832		4,841		-
Call options – Short	$41,916		(98)		-
Foreign exchange contracts	$41,916		-		3,156
Catastrophe-related risk	$50,000		-		45

		Other assets	$5,005	Other liabilities	$65,798

Total derivatives			$5,005		$91,641

For the fair value hierarchy level, refer to Note 6 – Fair Value Measurements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

9.	Derivative Instruments (Continued)

The following table provides the total unrealized and realized gains (losses) recorded in earnings for the years ended December 31, 2009, 2008 and 2007.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009	2008	2007

Derivatives in fair value hedging relationships

Foreign exchange contracts	Net realized investment gains (losses)	$(13,655)	$7,248	$-

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains (losses)	$(1,032)	$6,650	$(82)
Mortgage derivatives	Net investment income	-	(274)	1,383

Relating to underwriting portfolio:
Longevity risk derivative	Other insurance related income (loss)	(132,595)	(41,444)	-
Currency collar options:
Put options - Long	Foreign exchange gains (losses)	2,331	3,873	-
Call options - Short Foreign exchange gains (losses)	Foreign exchange gains (losses)	97	2,407	-
Foreign exchange contracts	Foreign exchange gains (losses)	(10,429)	(397)	-
Catastrophe-related risk	Other insurance related income (loss)	45	(475)	430

Total		$(141,583)	$(29,660)	$1,731

Derivative Instruments Designated as a Fair Value Hedge

The hedging relationship foreign currency contracts were entered into to mitigate the foreign currency exposure of two available for sale (“AFS”) fixed maturity portfolios denominated in Euros. The hedges were designated and qualified as a fair value hedge. The net impact of the hedges is recognized in net realized investment losses.

The following table provides the net earnings impact of the fair value hedges for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Foreign exchange contracts	$(13,655)	$7,248	$-
Hedged investment portfolio	16,565	(8,108)	-

Hedge ineffectiveness recognized in earnings	$2,910	$(860)	$-

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

9.	Derivative Instruments (Continued)

Derivative Instruments not Designated as Hedging Instruments

a) Relating to Investment Portfolio

Within our investment portfolio we are exposed to foreign currency risk. Accordingly, the fair values for our investment portfolio are partially influenced by the change in foreign exchange rates. We entered into foreign currency forward contracts to manage the effect of this foreign currency risk. These foreign currency hedging activities have not been designated as specific hedges for financial reporting purposes.

Mortgage derivatives are commonly referred as to-be-announced mortgage-backed securities and are accounted for as derivatives. As part of our investment strategy, we may from time to time invest in mortgage derivatives.

b) Relating to Underwriting Portfolio

Longevity Risk

In September 2007, we issued a policy which indemnifies a third party in the event of a non-payment of a $400 million asset-backed note (“Note”). This security had a 10 year term with the full principal amount due at maturity and was collateralized by a portfolio of life settlement contracts and cash held by a special purpose entity. We concluded that the indemnity contract was a derivative instrument and accordingly recorded it at its fair value. This contract was cancelled and settled during the fourth quarter of 2009, resulting in a loss of $133 million for the full year (2008: $41 million).

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

Catastrophe-Related Risk

During 2006, we entered into a $100 million Total Return Swap Facility (the “Facility”) with a financial institution for the purpose of accessing and isolating natural peril exposures embedded in capital market instruments. We utilized half of the Facility to enter into a $50 million catastrophe-related total return swap transaction to assume losses from qualifying earthquake events. As a result of this swap, the Facility was collateralized by a lien over a portfolio of the Company’s investment grade securities. During 2009, we earned payments on the swap, net of the Facility fee, which are included in other insurance related income. The catastrophe-related total return swap expired with no loss and the Facility terminated in 2009.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

10.	Debt and Financing Arrangements

a)	Senior Notes

On November 15, 2004, we issued $500 million of senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $496 million. The Senior Notes bear interest at a rate of 5.75%, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the Senior Notes will mature on December 1, 2014. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The Senior Notes indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the Senior Notes indenture at December 31, 2009 and 2008.

Interest expense on our Senior Notes includes interest payable, amortization of the offering discount and amortization of debt offering expenses. The offering discount and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. We incurred interest expense for the Senior Notes of $29 million in each of the last three years.

b)	Credit Facilities

At December 31, 2009, we had a $1.5 billion credit facility agreement with a syndicate of lenders. The credit agreement is an unsecured five-year facility that allows us to issue letters of credit up to the full amount of the facility and to borrow up to $500 million for general corporate purposes, with total usage not to exceed $1.5 billion. The credit facility will expire on August 25, 2010. On September 26, 2007, we amended the facility to modify certain definitions in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default. All other terms and conditions remain unchanged.

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

We were in compliance with all covenants at December 31, 2009 and 2008. At December 31, 2009, we had letters of credit outstanding of $453 million (2008: $567 million). There was no debt outstanding under the credit facility at December 31, 2009 and 2008.

11.	Commitments and Contingencies

a)	Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments and reinsurance recoverable balances.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

11.	Commitments and Contingencies (Continued)

Our investment portfolio is managed by external investment managers in accordance with our investment guidelines. Specific provisions limit the allowable holdings of a single issue and issuers. Specifically, we manage our credit exposure by limiting the purchase of fixed maturities to investment grade securities. In addition, excluding U.S. government and agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our fixed maturities portfolio for securities rated A- or above and 1% or less of our fixed maturities portfolio for securities rated between BBB and BBB+. At December 31, 2009, we were in compliance with these limits.

Concentration of credit risk with respect to reinsurance recoverable balances is limited due to the number of reinsurers used on our reinsurance programs. At December 31, 2009, our top ten reinsurers accounted for 73% (2008: 71%) of our reinsurance recoverable on unpaid and paid losses balance net of collateral. Of the balance related to the top ten reinsurers, 43% (2008: 57%) related to reinsurers rated A+ or better, with the remainder rated A, by A.M. Best. Our top three (2008: three) reinsurers accounted for 40% (2008: 38%) of our reinsurance recoverable on unpaid and paid losses balance net of collateral.

b)	Brokers

We produce our business through brokers and direct relationships with insurance companies. During 2009, three brokers accounted for 64% (2008: 58%; 2007: 55%) of our total gross premiums written. Aon Corporation for 26% (2008: 23%, 2007: 21%), Marsh, Inc. (including its subsidiary Guy Carpenter and Company) accounted for 23% (2008: 23%, 2007: 23%), and Willis Group Holdings Ltd. for 15% (2008: 12%, 2007: 11%). No other broker and no one insured or reinsured accounted for more than 10% of our gross premiums written in any of the last three years.

c)	Lease Commitments

We lease office space in the countries in which we operate under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business as required. During 2009, total rent expense with respect to these operating leases was $17 million (2008: $15 million: 2007: $12 million).

Future minimum lease payments under our leases are expected to be as follows:

2010	$14,670
2011	16,089
2012	15,252
2013	14,630
2014	13,782
Later years	30,162

Total minimum future lease commitments	$104,585

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

11.	Commitments and Contingencies (Continued)

d)	Reinsurance Purchase Commitment

During 2009, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at December 31, 2009, we have an outstanding reinsurance purchase commitment of $50 million.

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

f)	Dividends for Common Shares and Preferred Shares

On December 10, 2009 the Board of Directors declared a dividend of $0.21 per common share to shareholders of record at December 31, 2009 and payable on January 15, 2010. Additionally, the Board of Directors declared a dividend of $0.453125 per Series A 7.25% Preferred share and a dividend of $1.875 per Series B 7.5% Preferred share. The Series A Preferred share dividend is payable on January 15, 2010, to shareholders of record at December 31, 2009 and the Series B Preferred share dividend is payable on March 1, 2010 to shareholders of record at February 12, 2010.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

12.	Earnings per Common Share

The following table provides a comparison of basic and diluted earnings per common share:

At and year ended December 31,	2009	2008	2007

Basic earnings per common share
Net income available to common shareholders	$461,011	$350,501	$1,055,243

Weighted average common shares outstanding	137,279	140,322	147,524

Basic earnings per common share	$3.36	$2.50	$7.15

Diluted earnings per common share
Net income available to common shareholders	$461,011	$350,501	$1,055,243

Weighted average common shares outstanding	137,279	140,322	147,524
Share equivalents:
Warrants	10,616	12,023	13,055
Restricted stock	1,744	1,674	1,551
Options	711	1,301	2,385
Restricted stock units	21	-	-

Weighted average common shares outstanding—diluted	150,371	155,320	164,515

Diluted earnings per common share	$3.07	$2.26	$6.41

For year ended December 31, 2009, there were 756,365 (2008: 843,904) restricted shares, 1,118,209 (2008: nil) options and 41,000 (2008: nil) restricted stock units, which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive.

13.	Shareholders’ Equity

a)	Common Shares

Our authorized share capital is 800,000,000 common shares, par value of $0.0125 per share. At December 31, 2009, 132,139,701 (2008: 136,211,956) common shares were outstanding, which excludes restricted shares under our stock compensation plans (see Note 15 – Stock Compensation Plans).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

13.	Shareholders’ Equity (Continued)

b)	Series A and B Preferred Shares

On October 5, 2005, we issued $250 million of 7.25% series A Preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the shares on and after October 15, 2010 at a redemption price of $25.00 per share. Dividends on the series A Preferred shares are non-cumulative. Consequently, if the board of directors does not authorize and declare a dividend for any dividend period, holders of the series A Preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of series A Preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on January 15, 2006, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.25% of the liquidation preference per annum. For 2009 and 2008, the total dividends declared on series A Preferred share was $1.8125 per share.

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

Commencing on March 1, 2016, the dividend rate on the series B Preferred shares will be payable at a floating rate. During a floating rate period, the floating rate per annum will be reset quarterly at a rate equal to 3.4525% plus the 3-month LIBOR Rate. Dividends on the series B Preferred shares are non-cumulative. Consequently, if the board of directors does not declare a dividend for any dividend period, holders of the series B Preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and will not be payable. For 2009 and 2008, the total dividends declared on series B Preferred share was $7.50 per share.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

13.	Shareholders’ Equity (Continued)

c)	Share Warrants

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

At December 31, 2009, 19,762,574 common shares (2008: 19,710,390) would be issued pursuant to the warrants, if all warrants were exercised at an average price of $12.36 (2008: $12.40). All warrants were exercisable on November 20, 2001. At December 31, 2009, we accrued $70 million (2008: $56 million) of cash dividends relating to the anti-dilution provision in respect of the warrants. The expiration date for the warrants is November 20, 2011.

The warrants were granted to the founding shareholders as an inducement to purchase our stock and therefore no compensation expense has been recorded in connection with the warrants. The fair value of the warrants at November 20, 2001 of $65 million has been included in additional paid-in capital. This value was calculated using the Black-Scholes option-pricing model. The three significant assumptions used were: risk-free interest rate of 5.1%; expected life of seven years; and a dividend yield of nil.

d)	Treasury shares

Following our shareholders’ approval at the Annual General Meeting held in May 2007, we amended our bye-laws to permit common shares repurchased to be held in treasury. On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares until December 31, 2009. On December 10, 2009, our Board of Directors authorized to extend this repurchase plan until December 31, 2011. Further, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $500 million of our common shares to be effected from time to time in the open market or private negotiated transactions. This new share repurchase plan will expire on December 31, 2011.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

13.	Shareholders’ Equity (Continued)

During 2009 and 2008, we made the following share repurchases, which were held in treasury.

Year ended December 31,	2009	2008

In the open market:
Total shares	5,851	8,574
Total cost	$169,620	$283,279

Average price per share(2)	$28.99	$33.04

From employees:(1)
Total shares	231	203
Total cost	$6,289	$7,724

Average price per share(2)	$27.23	$37.96

Total
Total shares	6,082	8,777
Total cost	$175,909	$291,003

Average price per share(2)	$28.92	$33.15

(1)	To satisfy withholding tax liabilities upon the vesting of restricted stock awards and the exercise of stock options. Share repurchases from employees are excluded from the authorized share repurchase plans noted above.
(2)	Calculated using whole figures.

Subsequent to December 31, 2009, through February 5, 2010, we repurchased a further 4,399,414 common shares at an average price of $28.38 per share, for a total cost of $125 million. At February 5, we have approximately $417 million of remaining authorization for common share repurchases under the 2007 and 2009 plans, which will expire on December 31, 2011.

During 2007, under the 2006 repurchase plan, we repurchased 2,786,611 common shares for cancellation for a total cost of $103 million. The total share repurchases made in 2007, including those held in treasury, include 5,263,445 shares repurchased from Trident II, L.P and affiliated entities, for a total purchase price of $201 million.

14.	Benefit Plans

We provide retirement benefits to eligible employees through various plans sponsored by us.

(i)	Defined Contribution Plans

We have several defined contribution plans that are self directed. Generally, mutual funds are made available pursuant to which employees and we contribute a percentage of the employee’s gross salary into the plan each month. During 2009, our total contribution expenses were $13 million (2008: $10 million and 2007: $10 million).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

14.	Benefit Plans (Continued)

(ii)	Supplemental Executive Retirement Plans (“SERPs”)

We have SERPs for our two senior executives: Chairman, Mr. Butt, and President and Chief Executive Officer (CEO), Mr. Charman. The SERP for Mr. Butt requires us to make annual payments to him upon retirement, or beginning January 1, 2010, even if he has not retired, for a period of ten years. The SERP for Mr. Charman requires us to make annual payments to him starting January 1, 2009, even if he has not retired, for a period of 20 years.

If either the CEO or Chairman dies, is disabled or a change of control of the Company occurs, the remaining benefits under their respective SERP are payable by the Company in a lump sum. At December 31, 2009, the total lump sum contingently payable to our CEO and Chairman was $22 million and $4 million, respectively. During 2009, pension expense was negligible (2008: $3 million and 2007: $2 million) for the two SERPs. At December 31, 2009, the accrued SERPs obligations were $17 million (2008: $16 million and 2007: $14 million). The weighted-average assumptions used to determine our net periodic pension cost and benefit obligations were as follows:

Year ended December 31,	2009	2008	2007

Discount rate on plan obligations	6.00%	6.00%	6.00%
Expected return on plan assets	5.75%	5.75%	5.75%
Rate of increase in future pensions(1)	3.00%	3.00%	3.00%

(1)	The rate is fixed at 3% for the duration of the SERPs.

At December 31, 2009, the fair value of the SERPs assets was $18 million (2008: $16 million). SERP assets increased in 2009 primarily due to $3 million in improved fund valuations due to the strong recovery in the financial markets, partially offset by $1 million of benefits paid. Our investment strategy is to maintain a conservative and diversified asset allocation strategy to yield a 5.75% annualized return over the life of the SERPs. At December 31, 2009, the plan was over-funded by $1 million.

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

In May 2009, our shareholders approved an amendment to the 2007 Plan, resulting in an increase in the total number of common shares authorized for issuance by 4,000,000 for a total of 9,000,000 common shares.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

15.	Stock Compensation Plans (Continued)

We have issued stock options, restricted stocks, restricted stock units, and phantom stock units to our employees and non-management directors but none of these awards were subject to performance and market conditions. At December 31, 2009, 5,067,500 equity-based awards remain available for grant under the 2007 Plan. Subsequent to December 31, 2009, we granted 23,328 unrestricted common shares to our non-management directors on January 15, 2010, at a fair value of $28.42 per share. We also granted 1,364,450 restricted shares and units to our employees on February 8, 2010, at a fair value of $28.69 per share. These awards carry a vesting period of four years with 25% of the award to be vested annually.

(i)	Stock options

We have granted stock options under the 2003 Plans. The stock options generally become exercisable over a three-year annual vesting period and expire ten years from the date of grant. We have determined the fair value of each stock option grant at the date of grant. We have not issued stock options in 2007, 2008, and 2009.

The following is a summary of stock options outstanding and exercisable at December 31, 2009, and related activity for the year ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1) (‘000s)
Outstanding - beginning of year	3,068	$21.20
Granted	-	-
Exercised	(219)	14.96
Expired	(73)	26.53

Outstanding - end of year	2,776	$21.56	3.54 years	$20,098

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on December 31, 2009, and the exercisable price, multiplied by the number of in-the-money-options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2009.

The total intrinsic value of stock options exercised during 2009 was $3 million (2008: $35 million) and we received proceeds of $3 million (2008: $24 million). At December 31, 2008 and 2007, there was no remaining unrecognized compensation cost related to stock options and accordingly we incurred no related compensation costs during 2009 and 2008.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

15.	Stock Compensation Plans (Continued)

(ii)	Restricted stock

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

We have determined the fair value of all stock and unit grants using the closing price of our common shares on the New York Stock Exchange on the day of the grant. The following table provides a reconciliation of the beginning and ending balance of unvested restricted stock for the year ended December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock - beginning of year	5,163	$34.66
Granted	1,282	26.39
Vested	(1,722)	32.83
Forfeited	(168)	34.45

Nonvested restricted stock - end of year	4,555	$33.03

During 2009, we granted 1,281,500 restricted shares (2008: 2,747,630; 2007: 1,596,400) to our employees and non-management directors with a weighted average grant-date fair value per share of $26.39 (2008: $37.23; 2007: $33.02). The total 2008 granted restricted shares included 1,000,000 shares with a grant date fair value of $35.17 per share to our CEO in connection with an amendment to his employment agreement. The grant made to our CEO has the following vesting schedule: 500,000 shares on January 31, 2009; 166,666 shares on January 1, 2010; 166,667 shares on January 1, 2012; and 166,667 shares on January 1, 2013. We have elected the straight-line recognition method for awards subject to graded vesting based on a service condition.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

15.	Stock Compensation Plans (Continued)

During 2009, we incurred $48 million (2008: $67 million; 2007: $34 million) in respect of restricted stock, and recorded tax benefits thereon of $6 million (2008: $7 million; 2007: $6 million). The total fair value of shares vested during 2009 was $57 million (2008: $24 million; 2007: $13 million). At December 31, 2009, we had 4,555 (2008: 5,163) nonvested restricted stocks outstanding, including 167 RSUs, with $63 million (2008: $84 million) of unrecognized compensation cost. These are expected to be recognized over the weighted average period of 2.4 years (2008: 2.4 years).

During 2009, realized additional tax benefits for certain vested restricted stocks and exercised stock options was negligible (2008: $1 million; 2007: $1 million). These excess tax benefits are included in our cash flows from financing activities in the Consolidated Statements of Cash Flows.

Our non-management directors may also elect to receive their meeting and other fees in common shares or phantom stock units rather than cash, based on the fair value of our common shares at the time of the grant. At December 31, 2009, we had 67,461 (2008: 62,091) phantom stock units outstanding and we have issued a cumulative total of 97,900 (2008: 72,189) common shares in lieu of fees.

16.	Related Party Transactions

The transactions listed below are classified as related party transactions as each counterparty had or has had either a direct or indirect shareholding in us or has been a board member during any period covered by the financial statements.

The collateral manager of four of our CLOs is Blackstone Debt Advisors L.P., who is entitled to management fees payable by the collateralized obligations in the ordinary course of business. We also have investments in three hedge funds and a credit fund that are managed by Blackstone Alternative Asset Management, LP, who is entitled to management fees in the ordinary course of business. During 2009, total management fees to the Blackstone Group were $1 million (2008: $2 million; 2007: $4 million).

17.	Income Taxes

Under current Bermuda law, we are not required to pay any taxes in Bermuda on income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2016. Our Bermuda subsidiary has a branch operation in Singapore, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2008 and 2009.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2006-2009. One of our U.S. subsidiaries has a branch operation in Canada, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2008 and 2009.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

17.	Income Taxes (Continued)

We also have operating subsidiaries and branch operations in Ireland, the United Kingdom, Switzerland and Australia which are subject to the relevant taxes in those jurisdictions. Our various European operating subsidiaries and branch operations in Ireland, the United Kingdom, Switzerland, and Australia are not under examination in any of these tax jurisdictions, but generally remain subject to examination for tax years 2005-2009.

The following table provides an analysis of our income tax expense and net tax assets:

Year ended December 31,	2009	2008	2007

Current income tax expense (benefit)
United States	$32,182	$15,330	$38,090
Europe	7,020	3,302	15,398
Other	408	-	-
Deferred income tax expense (benefit)
United States	2,252	1,091	(11,966)
Europe	113	386	(31)

Total income tax expense	$41,975	$20,109	$41,491

Net current tax (liabilities) receivables	$(7,322)	$15,308	$3,640
Net deferred tax assets	72,362	85,585	79,725

Net tax assets	$65,040	$100,893	$83,365

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

17.	Income Taxes (Continued)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

At December 31,	2009	2008

Deferred tax assets:
Discounting of loss reserves	$58,537	$57,717
Unearned premiums	27,075	23,874
Capital loss carryforwards	21,657	25,549
Net unrealized losses and impairments	15,651	36,258
Accruals not currently deductible	17,026	14,382
Other deferred tax assets	11,114	3,323

Deferred tax assets before valuation allowance	151,060	161,103

Valuation allowance	(31,702)	(52,280)

Deferred tax assets net of valuation allowance	119,358	108,823

Deferred tax liabilities:
Deferred acquisition costs	(21,649)	(16,750)
Net unrealized gains on investments	(9,896)	-
Amortization of intangible assets and goodwill	(4,322)	(3,364)
Deferred ceding commissions	(3,762)	-
Other deferred tax liabilities	(7,367)	(3,124)

Deferred tax liabilities	(46,996)	(23,238)

Net deferred tax assets	$72,362	$85,585

The net deferred assets of $72 million at December 31, 2009 (2008: $86 million) include a $32 million (2008: $52 million) valuation allowance. A valuation allowance of $29 million (2008: $52 million) has been established against certain U.S. deferred tax assets attributable to realized and unrealized capital losses, capital loss carryforwards and impairments on investments. During the year ended December 31, 2009, an increase of $6 million (2008: $30 million) of the valuation allowance was recorded in the Consolidated Statements of Operations and a decrease of $27 million (2008: $22 million increase) recorded as a component of other comprehensive income in shareholders’ equity. At December 31, 2009 a total of $3 million of deferred tax assets (2008: $5 million of deferred tax liabilities) were included in accumulated other comprehensive income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

17.	Income Taxes (Continued)

Relevant to making the valuation allowance determination, we considered that the U.S. consolidated group has no capital loss carryback ability, limited ability to generate U.S. capital gains during the carryforward period, or other strategies to generate U.S. capital gains sufficient to utilize the deferred tax assets relating the U.S. investment portfolio. We did take into account net unrealized capital gains of $24 million in computing the valuation allowance based on the assumption that the company would dispose of these securities to avoid expiration of the U.S. capital loss carryforwards. In addition, we established a valuation allowance against a $3 million deferred tax asset attributable to an Australian tax loss carryforward of $10 million. Tax losses in Australia may be carried forward indefinitely. However, we believe it is necessary to establish a valuation allowance against the deferred tax assets due to insufficient positive evidence regarding the utilization of these losses. The entity giving rise to the loss carryforward is not expected to generate future taxable income as the entity is a holding company with no significant ongoing operations.

Although realization is not assured, management believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. Other than the $37 million of deferred tax assets relating to capital items noted in the above table (i.e. capital loss carryforwards, net unrealized losses and impairments), the remaining $114 million of gross deferred tax assets relate to ordinary income items. Substantially all of these deferred tax assets relate to our U.S. operations. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including historical results, operating loss carryback potential and scheduled reversals of deferred tax liabilities. Our U.S. operations have produced significant taxable income in prior periods and have deferred tax liabilities that will reverse in future periods such that we believe sufficient ordinary taxable income is available to utilize all remaining deferred tax assets. There were no unrecognized tax benefits at December 31, 2009 and 2008.

Capital loss carryforwards at December 31, 2009 by expiration date are as follows: $2 million expire in 2010, $4 million expire in 2011, $50 million expire in 2013 and $6 million expire in 2014.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

17.	Income Taxes (Continued)

The following table is a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2009		2008		2007

Income before income taxes	$539,861		$407,485		$1,133,509

Reconciliation of effective tax rate
(% of income before income taxes)
Expected tax rate	0.0%		0.0%		0.0%
Foreign taxes at local expected rates
United States	6.8%		(2.2%	)	3.0%
Europe	1.0%		1.2%		1.1%
Other	(0.6%	)	0.0%		0.0%
Valuation allowance	1.2%		7.4%		(0.1%	)
Net tax exempt income	(0.9%	)	(1.6%	)	(0.6%	)
Other	0.3%		0.1%		0.3%

Actual tax rate	7.8%		4.9%		3.7%

18.	Statutory Financial Information

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

The unaudited statutory capital and surplus, for our principal operating subsidiaries at December 31, 2009 and 2008 was as follows:

	Bermuda		Ireland		United States
At December 31,	2009	2008	2009	2008	2009	2008

Required statutory capital and surplus	$1,732,667	$1,413,794	$188,011	$201,512	$285,966	$248,285
Actual statutory capital and surplus	$4,122,604	$3,474,970	$798,706	$714,861	$1,039,646	$933,851

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

18.	Statutory Financial Information (Continued)

Our U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a company falls below the control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by our U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of our U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and cannot exceed 10% of total statutory capital and surplus. At December 31, 2009, the maximum dividend that our U.S. insurance operations could pay without regulatory approval was approximately $78 million.

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda, our Bermuda subsidiary, AXIS Specialty Bermuda is restricted as to the payment of dividends for amounts greater than 25% of the prior year’s statutory capital and surplus whereby a signed affidavit by at least two members of the Board of Directors attesting that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins is required. At December 31, 2009, the maximum dividend AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $1 billion.

Our Irish subsidiaries, AXIS Specialty Europe and AXIS Re Ltd., are required to maintain minimum levels of statutory and capital surplus. At December 31, 2009 our subsidiaries were in compliance with these requirements. Our Irish subsidiaries may declare dividends out of retained earnings subject to meeting their solvency and capital requirements. At December 31, 2009 the maximum dividend our Irish subsidiaries could pay out of retained earnings, subject to regulatory approval, was $77 million.

Total statutory net income of our operating subsidiaries was $685 million, $408 million, $1,137 million for 2009, 2008 and 2007, respectively. The difference between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

19.	Condensed Quarterly Financial Data – Unaudited

The following tables summarize our quarterly financial data:

	2009
	Quarters ended
	Mar 31	Jun 30	Sep 30	Dec 31

Total revenues	$714,659	$781,051	$451,710	$867,557
Net income available to common shareholders	115,679	159,161	(95,892)	282,063
Comprehensive income	64,215	445,635	516,561	301,941
Earnings per common share – basic	$0.84	$1.15	$(0.70)	$2.07
Earnings per common share – diluted	$0.78	$1.06	$(0.70)	$1.87

	2008
	Quarters ended
	Mar 31	Jun 30	Sep 30	Dec 31

Total revenues	$781,972	$811,589	$637,668	$579,255
Net income available to common shareholders	237,722	231,267	(249,346)	130,858
Comprehensive income	224,169	89,869	(585,104)	(70,725)
Earnings per common share – basic	$1.66	$1.62	$(1.79)	$0.96
Earnings per common share – diluted	$1.48	$1.47	$(1.79)	$0.88

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon that assessment, the Company’s management believes that, as of December 31, 2009, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting as of December 31, 2009. This report appears below.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 22, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption on April 1, 2009 of FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codified in FASB ASC Topic 320, Investments – Debt and Equity Securities).

/s/ Deloitte & Touche
Hamilton, Bermuda
February 22, 2010

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation  14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements

Included in Part II—See Item 8 of this report.

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule II	—	Condensed Financial Information of Registrant
Schedule III	—	Supplementary Insurance Information
Schedule IV	—	Supplementary Reinsurance Information

Schedules I, V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.	Exhibits

Exhibit Number*	Description of Document
3.1	Certificate of Incorporation and Memorandum of Association of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-laws of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Amended and Restated Series A Warrant for the Purchase of Common Shares (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

4.3	Senior Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2004).

4.4	First Supplemental Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 15, 2004).

4.5	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

Exhibit Number*	Description of Document
4.6	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	Amended and Restated Shareholders Agreement dated December 31, 2002, among AXIS Capital Holdings Limited and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

10.2	Employment Agreement between John R. Charman and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	Amendment No. 1 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated October 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007).

10.4	Amendment No. 2 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

10.5	Amendment No. 3 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2008).

10.6	Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and John R. Charman dated May 8, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008).

10.7	Amended and Restated Service Agreement between Michael A. Butt and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Amendment No. 1 to Amended and Restated Service Agreement, effective as of May 12, 2006, between AXIS Specialty Limited and Michael A. Butt (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2006).

10.9	Amendment No. 2 to Amended and Restated Service Agreement by and between AXIS Specialty Limited and Michael A. Butt dated September 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2008).

10.10	Amendment No. 3 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009).

10.11	Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated May 8, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008).

Exhibit Number*	Description of Document
10.12	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated September 19, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2008).

10.13	Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated as of January 1, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2004).

10.14	Amendment to Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 25, 2009).

10.15	Employment Agreement between William A. Fischer and AXIS Specialty Limited dated as of January 1, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2004).

10.16	Amendment to Employment Agreement between William A. Fischer and AXIS Specialty Limited dated December 16, 2008 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 25, 2009).

10.17	Employment Agreement between John Gressier and AXIS Specialty Limited dated as of July 5, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2007).

10.18	Employment Agreement dated September 8, 2006 between AXIS Capital Holdings Limited and David B. Greenfield (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 14, 2006).

10.19	Amendment to Employment Agreement between David B. Greenfield and AXIS Capital Holdings Limited dated December 26, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 25, 2009).

10.20	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-103620) filed on May 17, 2003).

10.21	AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009).

10.22	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 25, 2009).

10.23	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 25, 2009).

10.24	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).

Exhibit Number*	Description of Document
10.25	2003 Directors Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2009).

10.26	2010 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2009).

10.27	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 26, 2008).

10.28	2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2004).

10.29	Form of Grant Letter for certain employees of AXIS Specialty Europe Limited under the 2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006).

10.30	Credit Agreement dated August 25, 2005 among AXIS Capital Holdings Limited, AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, JP Morgan Chase Bank NA, as administrative agent and lender, and other lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on August 30, 2005).

10.31	Amendment No. 1 to Credit Agreement dated as of September 26, 2007, among AXIS Capital Holdings Limited, the Subsidiary Credit Parties party thereto, designated Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2007).

†12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

†21.1	Subsidiaries of the registrant.

†23.1	Consent of Deloitte & Touche.

†24.1	Power of Attorney (included as part of signature pages hereto).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 10.2 through 10.29 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2010.

Signature	Title

/s/ JOHN R. CHARMAN John R. Charman	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ DAVID B. GREENFIELD David B. Greenfield	Chief Financial Officer (Principal Financial Officer)

/s/ GORDON MCFADDEN Gordon McFadden	Controller (Principal Accounting Officer)

/s/ GEOFFREY BELL Geoffrey Bell	Director

/s/ MICHAEL A. BUTT Michael A. Butt	Director

/s/ CHARLES A. DAVIS Charles A. Davis	Director

Signature	Title

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director

/s/ DONALD J. GREENE Donald J. Greene	Director

/s/ CHRISTOPHER V. GREETHAM Christopher V. Greetham	Director

/s/ MAURICE A. KEANE Maurice A. Keane	Director

/s/ SIR ANDREW LARGE Sir Andrew Large	Director

/s/ CHERYL-ANN LISTER Cheryl-Ann Lister	Director

/s/ HENRY B. SMITH Henry B. Smith	Director

/s/ THOMAS C. RAMEY Thomas C. Ramey	Director

/s/ FRANK J. TASCO Frank J. Tasco	Director

/s/ WILHELM ZELLER Wilhelm Zeller	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated February 22, 2010; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2009 the Company adopted FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codified in FASB ASC Topic 320, Investments – Debt and Equity Securities).

/s/ Deloitte & Touche

Hamilton, Bermuda

February 22, 2010

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED BALANCE SHEETS – PARENT COMPANY

DECEMBER 31, 2009 AND 2008

	2009	2008
	(in thousands)
Assets
Investments in subsidiaries on equity basis	$6,258,813	$5,351,120
Cash and cash equivalents	29,618	15,693
Other assets	2,001	2,396

Total assets	$6,290,432	$5,369,209

Liabilities
Intercompany payable	$191,878	$338,931
Senior notes	499,476	499,368
Dividends payable	80,494	65,052
Other liabilities	18,340	4,817

Total liabilities	790,188	908,168

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2009: 132,140; 2008: 136,212 shares issued and outstanding)	1,903	1,878
Additional paid-in capital	2,014,815	1,962,779
Accumulated other comprehensive income (loss)	85,633	(706,499)
Retained earnings	3,569,411	3,198,492
Treasury shares, at cost (2009: 20,325; 2008: 14,243 shares)	(671,518)	(495,609)

Total shareholders’ equity	5,500,244	4,461,041

Total liabilities and shareholders’ equity	$6,290,432	$5,369,209

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(in thousands, except for per share amounts)
Revenues
Net investment income	$27	$297	$660

Total revenues	27	297	660

Expenses
General and administrative expenses	42,114	42,342	30,444
Interest expense and financing costs	29,201	29,201	29,210

Total expenses	71,315	71,543	59,654

Loss before equity in net earnings of subsidiaries	(71,288)	(71,246)	(58,994)
Equity in net earnings of subsidiaries	569,174	458,622	1,151,012

Net income	497,886	387,376	1,092,018
Preferred share dividends	36,875	36,875	36,775

Net income available to common shareholders	$461,011	$350,501	$1,055,243

SCHEDULE II (Continued)

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED STATEMENT OF CASH FLOWS – PARENT COMPANY

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$497,886	$387,376	$1,092,018
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(569,174)	(458,622)	(1,151,012)
Intercompany payable	(147,053)	65,240	(85,833)
Dividends received from subsidiaries	530,000	430,000	565,000
Other items	24,190	15,417	26,501

Net cash provided by operating activities	335,849	439,411	446,674

Cash flows from investing activities:
Investment in subsidiaries	-	(25,000)	(100)

Net cash used in investing activities	-	(25,000)	(100)

Cash flows from financing activities:
Repurchase of shares	(175,909)	(291,003)	(308,110)
Dividends paid - common shares	(112,984)	(106,368)	(111,226)
Dividends paid - preferred shares	(36,875)	(36,875)	(36,775)
Proceeds from issuance of common shares	3,844	26,117	8,898

Net cash used in financing activities	(321,924)	(408,129)	(447,213)

Increase (decrease) in cash and cash equivalents	13,925	6,282	(639)
Cash and cash equivalents - beginning of period	15,693	9,411	10,050

Cash and cash equivalents - end of period	$29,618	$15,693	$9,411

Supplemental disclosures of cash flow information:
Interest paid	$28,750	$28,750	$28,750

SCHEDULE III

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY INSURANCE INFORMATION

At and year ended December 31, 2009

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$87,818	$3,502,680	$1,293,529	$1,157,966	$-	$612,694	$113,187	$216,954	$1,025,061
Reinsurance	214,502	3,061,453	915,868	1,633,798	-	811,178	307,308	76,127	1,791,368
Corporate	-	-	-	-	464,478	-	-	77,076	-

Total	$302,320	$6,564,133	$2,209,397	$2,791,764	$464,478	$1,423,872	$420,495	$370,157	$2,816,429

At and year ended December 31, 2008

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$95,758	$3,547,071	$1,419,075	$1,183,143	$-	$659,668	$102,475	$193,881	$1,133,843
Reinsurance	177,338	2,697,712	743,326	1,504,038	-	1,053,098	264,034	68,690	1,533,037
Corporate	-	-	-	-	247,237	-	-	73,187	-

Total	$273,096	$6,244,783	$2,162,401	$2,687,181	$247,237	$1,712,766	$366,509	$335,758	$2,666,880

At and year ended December 31, 2007

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$114,015	$3,333,743	$1,434,079	$1,208,440	$-	$534,264	$126,423	$175,810	$1,326,647
Reinsurance	162,786	2,253,568	712,008	1,525,970	-	835,996	258,074	69,721	1,537,110
Corporate	-	-	-	-	482,873	-	-	58,300	-

Total	$276,801	$5,587,311	$2,146,087	$2,734,410	$482,873	$1,370,260	$384,497	$303,831	$2,863,757

(1)	As we evaluate the underwriting results of each of our reportable segments separately from the results of our investment portfolio, we do not allocate net investment income to our reportable segments.
(2)	General and administrative expenses incurred by our reportable segments are allocated directly. Certain corporate overhead is allocated to our reportable segments based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses. Other corporate expenses do not relate to underwriting operations and, therefore, are not allocated to our reportable segments.

SCHEDULE IV

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY REINSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET
2009	$1,516,031	$770,866	$2,071,264	$2,816,429	73.5%
2008	1,580,397	723,508	1,809,990	2,666,880	67.9%
2007	1,691,931	726,333	1,898,159	2,863,757	66.3%