Form 10-Q
period 2010-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2010-04-27
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 23, 2010 there were 126,737,318 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

•

the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Conditions and Results of Operations’ included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	2010	2009
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2010: 9,499,645; 2009: $9,628,287)	$9,649,199	$9,718,355
Equity securities, available for sale, at fair value (Cost 2010: 192,486; 2009: $195,011)	201,920	204,375
Other investments, at fair value	538,917	570,276
Short-term investments	143,937	129,098

Total investments	10,533,973	10,622,104
Cash and cash equivalents	1,379,329	788,614
Restricted cash and cash equivalents	130,698	75,440
Accrued interest receivable	84,407	89,559
Insurance and reinsurance premium balances receivable	1,708,400	1,292,877
Reinsurance recoverable on unpaid and paid losses	1,445,918	1,424,172
Deferred acquisition costs	420,283	302,320
Prepaid reinsurance premiums	291,382	301,885
Securities lending collateral	86,975	129,814
Net receivable for investments sold	—	12,740
Goodwill and intangible assets	91,217	91,505
Other assets	156,588	175,494

Total assets	$16,329,170	$15,306,524

Liabilities
Reserve for losses and loss expenses	$6,759,522	$6,564,133
Unearned premiums	2,748,283	2,209,397
Insurance and reinsurance balances payable	144,679	173,156
Securities lending payable	87,975	132,815
Senior notes	993,712	499,476
Other liabilities	215,835	227,303
Net payable for investments purchased	3,145	—

Total liabilities	10,953,151	9,806,280

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2010: 154,473; 2009: 152,465 shares issued and 2010: 124,155; 2009: 132,140 shares outstanding)	1,929	1,903
Additional paid-in capital	2,027,950	2,014,815
Accumulated other comprehensive income	165,455	85,633
Retained earnings	3,649,770	3,569,411
Treasury shares, at cost (2010:30,318; 2009: 20,325 shares)	(969,085)	(671,518)

Total shareholders’ equity	5,376,019	5,500,244

Total liabilities and shareholders’ equity	$16,329,170	$15,306,524

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$696,192	$665,359
Net investment income	104,619	99,292
Other insurance related income (loss)	626	(9,395)
Net realized investment gains (losses):
Other-than-temporary impairment losses	(6,957)	(29,901)
Portion of impairment losses transferred to other comprehensive income	1,449	-
Other realized investment gains (losses)	21,684	(10,696)

Total net realized investment gains (losses)	16,176	(40,597)

Total revenues	817,613	714,659

Expenses
Net losses and loss expenses	468,262	387,999
Acquisition costs	116,649	101,976
General and administrative expenses	99,769	86,557
Foreign exchange gains	(8,147)	(389)
Interest expense and financing costs	8,688	7,921

Total expenses	685,221	584,064

Income before income taxes	132,392	130,595
Income tax expense	11,361	5,697

Net income	121,031	124,898

Preferred share dividends	9,219	9,219

Net income available to common shareholders	$111,812	$115,679

Weighted average common shares and common share equivalents:
Basic	128,202	137,316

Diluted	142,176	149,023

Earnings per common share:
Basic	$0.87	$0.84

Diluted	$0.79	$0.78

Cash dividends declared per common share	$0.21	$0.20

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(in thousands)
Net income	$121,031	$124,898
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	94,589	(99,249)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(1,449)	—
Adjustment for re-classification of realized investment (gains) losses and net impairment losses recognized in net income	(12,834)	41,533
Foreign currency translation adjustment	(484)	(2,967)

Comprehensive income	$200,853	$64,215

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(in thousands)
Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,903	1,878
Shares issued	26	21

Balance at end of period	1,929	1,899

Additional paid-in capital
Balance at beginning of period	2,014,815	1,962,779
Shares issued	364	141
Stock options exercised	2,414	—
Share-based compensation expense	10,357	14,224

Balance at end of period	2,027,950	1,977,144

Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available for sale investments, net of tax:
Balance at beginning of period	87,438	(702,548)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	81,755	(57,716)
Portion of other-than-temporary impairment losses	(1,449)	—

Balance at end of period	167,744	(760,264)

Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	803	—
Foreign currency translation adjustment	(484)	(2,967)

Balance at end of period	319	(2,967)

Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(2,608)	(3,951)
Net actuarial gain (loss)	—	—

Balance at end of period	(2,608)	(3,951)

Balance at end of period	165,455	(767,182)

Retained earnings
Balance at beginning of period	3,569,411	3,198,492
Net income	121,031	124,898
Series A and B preferred share dividends	(9,219)	(9,219)
Common share dividends	(31,453)	(31,779)

Balance at end of period	3,649,770	3,282,392

Treasury shares, at cost
Balance at beginning of period	(671,518)	(495,609)
Shares repurchased for treasury	(297,567)	(5,807)

Balance at end of period	(969,085)	(501,416)

Total shareholders’ equity	$5,376,019	$4,492,837

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$121,031	$124,898
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(16,176)	40,597
Loss on insurance derivative contract	-	10,000
Net realized and unrealized gains of other investments	(16,265)	(7,167)
Amortization of fixed maturities	8,879	4,140
Other amortization and depreciation	2,153	3,201
Share-based compensation expense	10,357	14,224
Changes in:
Accrued interest receivable	5,152	(1,514)
Reinsurance recoverable balances	(21,746)	(54,020)
Deferred acquisition costs	(117,963)	(102,678)
Prepaid reinsurance premiums	10,503	12,764
Reserve for loss and loss expenses	195,389	147,495
Unearned premiums	538,886	484,177
Insurance and reinsurance balances, net	(444,000)	(443,340)
Other items	59,262	11,189

Net cash provided by operating activities	335,462	243,966

Cash flows from investing activities:
Purchases of:
Fixed maturities	(2,761,817)	(3,558,125)
Equity securities	(7,707)	(13,754)
Other investments	-	(40,000)
Proceeds from the sale of:
Fixed maturities	2,632,428	2,731,108
Equity securities	8,526	32,616
Other investments	44,187	42,044
Proceeds from redemption of fixed maturities	272,128	209,865
Net purchases (sales) of short-term investments	(14,629)	39,533
Purchase of other assets	(1,761)	(37,541)
Change in restricted cash and cash equivalents	(55,258)	21,465

Net cash (used in) provided by investing activities	116,097	(572,789)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	494,870	-
Repurchase of shares	(297,567)	(5,807)
Dividends paid - common shares	(31,390)	(27,091)
Dividends paid - preferred shares	(9,219)	(9,219)
Proceeds from issuance of common shares	2,804	162

Net cash (used in) provided by financing activities	159,498	(41,955)

Effect of exchange rate changes on foreign currency cash	(20,342)	(16,879)

Increase (decrease) in cash and cash equivalents	590,715	(387,657)
Cash and cash equivalents - beginning of period	788,614	1,697,581

Cash and cash equivalents - end of period	$1,379,329	$1,309,924

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at March 31, 2010 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the periods ended March 31, 2010 and 2009 have not been audited. The balance sheet at December 31, 2009 is derived from our audited financial statements.

These statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated.

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Tabular dollars and share amounts are in thousands, except per share amounts.

Significant Accounting Policies

There have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Adoption of New Accounting Standards

Transfers and Servicing of Financial Assets

Effective January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) with respect to accounting for transfers of financial assets, which amended the derecognition guidance and eliminated the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Fair Value Measurement Disclosures

Effective January 1, 2010, we adopted new guidance issued by the FASB requiring additional disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuance, and settlements relating to Level 3 measurements. As these new requirements related solely to disclosures, the adoption did not impact our results of operations, financial condition or liquidity. The additional disclosures have been provided in Note 4 – Fair Value Measurements.

Consolidations

Effective January 1, 2010, we adopted amended FASB guidance related to the consolidation of variable interest entities (“VIEs”). This amended guidance significantly affected the overall consolidation analysis, in particular by modifying the approach for determining the primary beneficiary of a VIE. The adoption of this guidance did not impact our results of operations or financial condition.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Subsequent Events

On February 24, 2010, the FASB amended its guidance on subsequent events to no longer require SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements in order to alleviate potential conflicts between the FASB’s guidance and the SEC’s filing requirements. This guidance was effective immediately upon issuance. The adoption of this guidance had no impact on our results of operations or financial condition. While our consolidated financial statements no longer disclose the date through which we have evaluated subsequent events, we continue to be required to evaluate subsequent events through the date when our financial statements are issued.

Recently Issued Accounting Standards Not Yet Adopted

Embedded Credit Derivatives

In March 2010, the FASB issued new guidance clarifying the scope exemption for embedded credit-derivative features. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. However, other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. Additional guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (“CDOs”) and synthetic CDOs are subject to bifurcation and separate accounting. To simplify compliance with this new guidance, an entity may make a one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This new guidance is effective as of July 1, 2010, with early adoption being permitted at April 1, 2010. We are presently evaluating the impact of the adoption of this guidance on our results of operations and financial position.

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

The following table summarizes the underwriting results of our operating segments for the periods indicated and the carrying values of goodwill and intangible assets at March 31, 2010 and 2009:

	2010			2009
Three months ended March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$372,929	$1,052,272	$1,425,201	$364,158	$959,337	$1,323,495
Net premiums written	206,812	1,036,823	1,243,635	212,015	950,286	1,162,301
Net premiums earned	256,281	439,911	696,192	275,623	389,736	665,359
Other insurance related income (loss)	626	-	626	(9,805)	410	(9,395)
Net losses and loss expenses	(130,703)	(337,559)	(468,262)	(152,704)	(235,295)	(387,999)
Acquisition costs	(31,141)	(85,508)	(116,649)	(26,203)	(75,773)	(101,976)
General and administrative expenses	(61,610)	(21,851)	(83,461)	(50,481)	(18,271)	(68,752)

Underwriting income (loss)	$33,453	$(5,007)	28,446	$36,430	$60,807	97,237

Corporate expenses			(16,308)			(17,805)
Net investment income			104,619			99,292
Net realized investment gains (losses)			16,176			(40,597)
Foreign exchange gains			8,147			389
Interest expense and financing costs			(8,688)			(7,921)

Income before income taxes			$132,392			$130,595

Net loss and loss expense ratio	51.0%	76.7%	67.3%	55.4%	60.4%	58.3%
Acquisition cost ratio	12.2%	19.4%	16.7%	9.5%	19.4%	15.3%
General and administrative expense ratio	24.0%	5.0%	14.3%	18.3%	4.7%	13.0%

Combined ratio	87.2%	101.1%	98.3%	83.2%	84.5%	86.6%

Goodwill and intangible assets	$91,217	$-	$91,217	$95,380	$-	$95,380

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

At March 31, 2010	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI (3)
Fixed maturities
U.S. government and agency	$1,327,369	$9,553	$(2,856)	$1,334,066	$-
Non-U.S. government	685,643	6,137	(12,883)	678,897	-
Corporate debt	3,747,774	144,767	(30,632)	3,861,909	(492)
Residential MBS (1)	1,855,645	45,502	(27,684)	1,873,463	(9,189)
Commercial MBS	684,658	24,782	(9,297)	700,143	(505)
ABS (2)	573,259	7,826	(18,166)	562,919	(4,819)
Municipals	625,297	16,392	(3,887)	637,802	(389)

Total fixed maturities	$9,499,645	$254,959	$(105,405)	$9,649,199	$(15,394)

Equity securities	$192,486	$18,767	$(9,333)	$201,920

At December 31, 2009
Fixed maturities
U.S. government and agency	$1,859,874	$8,511	$(11,726)	$1,856,659	$-
Non-U.S. government	687,843	11,937	(2,966)	696,814	-
Corporate debt	3,482,450	126,093	(27,777)	3,580,766	(6,071)
Residential MBS (1)	1,777,793	41,429	(39,581)	1,779,641	(8,673)
Commercial MBS	680,229	10,865	(28,283)	662,811	(505)
ABS (2)	455,831	6,926	(19,618)	443,139	(10,798)
Municipals	684,267	18,495	(4,237)	698,525	(389)

Total fixed maturities	$9,628,287	$224,256	$(134,188)	$9,718,355	$(26,436)

Equity securities	$195,011	$17,834	$(8,470)	$204,375

(1)	Residential mortgage-backed securities (“MBS”) include agency pass-through securities and collateralized mortgage obligations.
(2)	Asset-backed securities (“ABS”) include debt tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”).
(3)	Represents the non-credit component of OTTI losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

At March 31, 2010	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. government and agency	$21,290	$(673)	$419,050	$(2,183)	$440,340	$(2,856)
Non-U.S. government	-	-	282,352	(12,883)	282,352	(12,883)
Corporate debt	77,542	(8,632)	975,557	(22,000)	1,053,099	(30,632)
Residential MBS	121,239	(22,094)	515,155	(5,590)	636,394	(27,684)
Commercial MBS	99,424	(8,906)	19,273	(391)	118,697	(9,297)
ABS	49,118	(17,640)	117,858	(526)	166,976	(18,166)
Municipals	24,868	(2,075)	101,370	(1,812)	126,238	(3,887)

Total fixed maturities	$393,481	$(60,020)	$2,430,615	$(45,385)	$2,824,096	$(105,405)

Equity securities	$27,471	$(5,119)	$79,925	$(4,214)	$107,396	$(9,333)

At December 31, 2009
Fixed maturities
U.S. government and agency	$22,902	$(915)	$1,252,602	$(10,811)	$1,275,504	$(11,726)
Non-U.S. government	-	-	352,313	(2,966)	352,313	(2,966)
Corporate debt	160,213	(19,245)	630,678	(8,532)	790,891	(27,777)
Residential MBS	183,287	(32,867)	440,067	(6,714)	623,354	(39,581)
Commercial MBS	273,845	(27,180)	79,561	(1,103)	353,406	(28,283)
ABS	51,626	(18,721)	94,008	(897)	145,634	(19,618)
Municipals	13,432	(1,624)	117,825	(2,613)	131,257	(4,237)

Total fixed maturities	$705,305	$(100,552)	$2,967,054	$(33,636)	$3,672,359	$(134,188)

Equity securities	$31,368	$(6,025)	$86,947	$(2,445)	$118,315	$(8,470)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Fixed Maturities

At March 31, 2010, 773 fixed maturities (2009: 832) were in an unrealized loss position of $105 million (2009: $134 million) of which $20 million (2009: $20 million) of this balance was related to securities below investment grade or not rated.

At March 31, 2010, 229 (2009: 312) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $393 million (2009: $705 million). These securities were primarily corporate debt, non-agency residential MBS, non-agency commercial MBS, and ABS with a weighted average S&P credit rating of BBB+, BBB+, AA- and BBB-, respectively. We concluded these securities as well as the remaining securities in an unrealized loss position were temporarily impaired based on an analysis of the underlying credit, projected cash flows to be collected, and other qualitative factors. Further, at March 31, 2010, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At March 31, 2010, 88 securities (2009: 95) were in an unrealized loss position and 55 of these securities (2009: 56) have been in a continuous unrealized loss position for 12 months or greater. Based on our OTTI quarterly review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at March 31, 2010 and December 31, 2009.

b)	Other Investments

The table below shows our portfolio of other investments reported at fair value:

	March 31, 2010		December 31, 2009

Hedge funds	$96,918	18.0%	$94,630	16.6%
Funds of hedge funds	227,618	42.2%	256,877	45.0%

Total hedge funds	324,536	60.2%	351,507	61.6%

Distressed securities	22,964	4.3%	22,957	4.0%
Long/short credit	81,373	15.1%	84,392	14.8%

Total credit funds	104,337	19.4%	107,349	18.8%

CLO - equity tranched securities	58,593	10.9%	61,332	10.8%
Short duration high yield fund	51,451	9.5%	50,088	8.8%

Total other investments	$538,917	100.0%	$570,276	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The major categories and related investment strategies for our investments in hedge and credit funds are as follows:

Hedge Fund Type	Investment Strategy
Hedge funds	Seek to achieve attractive risk-adjusted returns primarily through multi-strategy and long/short equity approaches. Multi-strategy funds invest in a variety of asset classes on a long and short basis and may employ leverage. Long/short equity funds invest primarily in equity securities (or derivatives) on a long and short basis and may employ leverage.

Funds of hedge funds	Seek to achieve attractive risk-adjusted returns by investing in a large pool of hedge funds across a diversified range of hedge fund strategies.

Credit Fund Type	Investment Strategy
Distressed securities	Seek to achieve attractive risk-adjusted returns by executing a strategy which assesses the issuer’s ability to improve its operations and often attempts to influence the process by which the issuer restructures its debt.

Long/short credit	Seek to achieve attractive risk-adjusted returns by executing a credit trading strategy involving selective long and short positions in primarily below investment-grade credit.

In aggregate, 94% of our hedge fund allocation is redeemable within one year and 100% is redeemable within two years, subject to prior written redemption notice varying from 45 to 95 days. This includes recognition of certain funds we hold which restrict new investor redemptions during a lock-up period. A lock-up period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. Another common restriction is the suspension of redemptions (known as “gates”) which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets or to prevent certain adverse regulatory, or any other reasons that may render the manager unable to promptly and accurately calculate the fund’s net asset value. During the three months ended March 31, 2010 and 2009, no gates were imposed on our redemption requests. At March 31, 2010, the only redemptions receivable relate to a December 31, 2009 redemption whereby

$2 million is being held back until the completion of the fund’s annual audit.

At March 31, 2010, we had $48 million of a long/short credit fund that we do not have the ability to liquidate at our own discretion as the fund is beyond its investment period and is currently distributing capital to its investors. Of the remaining credit fund holdings, 34% of the carrying value has annual or semi-annual liquidity and 66% has quarterly liquidity, subject to prior written redemption notice varying from 65 to 95 days.

At March 31, 2010, we have no unfunded commitments relating to our investments in hedge and credit funds.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c)	Net Investment Income

Net investment income was derived from the following sources:

Three months ended March 31,	2010	2009
Fixed maturities	$91,118	$91,697
Other investments	16,265	6,870
Cash and cash equivalents	1,735	2,856
Equities	588	371
Short-term investments	220	266

Gross investment income	109,926	102,060
Investment expenses	(5,307)	(2,768)

Net investment income	$104,619	$99,292

d) Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

Three months ended March 31,	2010	2009
Gross realized gains	$59,963	$61,080
Gross realized losses	(41,338)	(75,257)
OTTI recognized in earnings	(5,508)	(29,901)

Net realized gains (losses) on fixed maturities and equities	13,117	(44,078)

Change in fair value of investment derivatives (1)	(158)	1,400

Fair value hedges: (1)
Derivative instruments	34,927	20,066
Hedged investments	(31,710)	(17,985)

Net realized investment gains (losses)	$16,176	$(40,597)

(1)	Refer to Note 6 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

Three months ended March 31,	2010	2009
Fixed maturities:
Corporate debt	$1,650	$11,422
Residential MBS	1,064	3,696
ABS	1,126	11,267

	3,840	26,385

Equities	1,668	3,516

Total OTTI recognized in earnings	$5,508	$29,901

Fixed maturities

On April 1, 2009, we adopted a new accounting standard which amended the previous OTTI recognition model for fixed maturities. Accordingly, for securities that we intended to sell at the end of each reporting period we recognized the entire unrealized loss in earnings. For the remaining impaired fixed maturities, from April 1, 2009, we have recorded only the estimated credit losses in earnings rather than the entire difference between the fair value and the amortized cost of fixed maturities. Because the new accounting standard does not allow for retrospective application, the OTTI amounts reported in the above table for the three months ended March 31, 2010, are not measured on the same basis as prior period amounts and accordingly these amounts are not comparable.

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

Three months ended March 31,
Beginning balance at January 1, 2010	$162,390
Additions for:
Credit impairments recognized on securities not previously impaired	344
Additional credit impairments recognized on securities previously impaired	587
Increases due to the passage of time on previously recorded credit losses	1,036
Reductions for:
Extended maturities on previously recorded credit losses	(551)
Securities sold/redeemed during the period (realized)	(5,963)

Ending balance at March 31, 2010	$157,843

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

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

For the first quarter of 2010, based on expected cash flows to be collected, we have recorded additional credit losses of $1 million on residential MBS.

ABS:

The majority of the unrealized losses on ABS at March 31, 2010 were related to CLO debt tranched securities. We utilized the same internal model as for CLO equity tranched securities (see Note 4 – Fair Value Measurements) to project estimated cash flows to be collected on the various CLO debt tranched securities. The significant inputs used in the model include default and recovery rates and collateral spreads. Our assumptions on default and recovery rates are established based on an assessment of actual experience to date for each CLO and review of recent credit rating agencies’ default and recovery forecasts. Based on projected cash flows at March 31, 2010, we do not anticipate credit losses on the CLO debt tranched securities.

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

Fixed Maturities

At each valuation date, we use various valuation techniques to estimate the fair value of our fixed maturities portfolio. These techniques include, but are not limited to, prices obtained from third party pricing services for identical or comparable securities and the use of “pricing matrix models” using observable market inputs such as yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. Pricing from third party pricing services are sourced from multiple vendors, and we maintain a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. The following describes the techniques generally used to determine the fair value of our fixed maturities by asset class.

U.S. government and agency

U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. As the fair values of our U.S. Treasury securities are based on unadjusted market prices, they are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Non-U.S. government

Non-U.S. government securities comprise bonds issued by non-U.S. governments and their agencies along with supranational organizations. The fair value of these securities is based on prices obtained from international indices or a valuation model that includes the following inputs: interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the sovereign bond in terms of issuer, maturity and seniority. As the significant inputs are observable market inputs, the fair value of non-U.S. government securities are classified within Level 2.

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our corporate debt securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3 and consisted primarily of private corporate debt securities at March 31, 2010.

MBS

Our portfolio of residential MBS and commercial MBS are originated by both agencies and non-agencies. The fair values of these securities are determined through the use of a pricing model (including Option Adjusted Spread) which uses prepayment speeds and spreads to determine the appropriate average life of the MBS. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the significant inputs used to price MBS are observable market inputs, the fair values of the MBS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3 and consist primarily of certain non-agency residential MBS.

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, credit card receivables, and collateralized loan obligation debt tranched securities originated by a variety of financial institutions. Similarly to MBS, the fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers or use an internal model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. At March 31, 2010, the use of an internal model was limited to our investment in CLO debt tranched securities and included the following significant inputs: default and recovery rates, collateral spreads, and risk free yield curves. As most of these inputs are unobservable, these securities are classified within Level 3.

Municipals

Our municipal portfolio comprises bonds issued by U.S. domiciled state and municipality entities. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

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

The hedge and credit funds are classified within Level 3 as we estimate their respective fair values using net asset values as advised by external fund managers or third party administrators. Refer to Note 3 for further details on this asset class.

The CLO – equity tranched securities (“CLO – Equities”) are classified within Level 3 as we estimate the fair value for these securities based on an internal valuation model due to the lack of observable, relevant trade in the secondary markets. At March 31, 2010, our internal valuation model included the following significant unobservable inputs which remained unchanged from December 31, 2009.

Default rates:
- for 2010	4.6%
- thereafter until maturity of securities	4.4%

Recovery rate until maturity of securities	50.0%

Collateral spreads until maturity of securities	3.3%

Derivative Instruments

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis.

At March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets
Fixed maturities
U.S. government and agency	$795,468	$538,598	$-	$1,334,066
Non-U.S. government	-	678,897	-	678,897
Corporate debt	-	3,843,740	18,169	3,861,909
Residential MBS	-	1,870,043	3,420	1,873,463
Commercial MBS	-	696,696	3,447	700,143
ABS	-	515,256	47,663	562,919
Municipals	-	637,802	-	637,802

	795,468	8,781,032	72,699	9,649,199
Equity securities	145,501	56,419	-	201,920
Other investments	-	51,451	487,466	538,917
Other assets (see Note 6)	-	308	-	308

Total	$940,969	$8,889,210	$560,165	$10,390,344

Liabilities
Other liabilities (see Note 6)	$-	$(9,632)	$-	$(9,632)

At December 31, 2009

Assets
Fixed maturities
U.S. government and agency	$1,207,033	$649,626	$-	$1,856,659
Non-U.S. government	-	696,814	-	696,814
Corporate debt	-	3,562,636	18,130	3,580,766
Residential MBS	-	1,773,002	6,639	1,779,641
Commercial MBS	-	660,402	2,409	662,811
ABS	-	399,554	43,585	443,139
Municipals	-	698,525	-	698,525

	1,207,033	8,440,559	70,763	9,718,355
Equity securities	142,716	61,659	-	204,375
Other investments	-	50,088	520,188	570,276
Other assets (see Note 6)	-	9,968	-	9,968

Total	$1,349,749	$8,562,274	$590,951	$10,502,974

Liabilities
Other liabilities	$-	$-	$-	$-

During 2010 and 2009, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 financial instruments

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Fixed Maturities
Three months ended March 31, 2010	Corporate debt	Residential MBS	Commercial MBS	ABS	Total	Other Investments	Total Assets

Balance at beginning of period	$18,130	$6,639	$2,409	$43,585	$70,763	$520,188	$590,951

Total net realized and unrealized gains included in net income (1)	-	-	-	-	-	14,902	14,902
Total net realized and unrealized losses included in net income (1)	(1,550)	-	-	-	(1,550)	-	(1,550)
Change in net unrealized gains included in other comprehensive income	1,623	274	32	106	2,035	-	2,035
Change in net unrealized losses included in other comprehensive income	(34)	(20)	(238)	(24)	(316)	-	(316)
Purchases	-	-	3,474	4,000	7,474	-	7,474
Sales	-	-	-	-	-	(42,593)	(42,593)
Settlements / distributions	-	(353)	(111)	(4)	(468)	(5,031)	(5,499)
Transfers into Level 3	-	780	-	-	780	-	780
					-
Transfers out of Level 3	-	(3,900)	(2,119)	-	(6,019)	-	(6,019)

Balance at end of period	$18,169	$3,420	$3,447	$47,663	$72,699	$487,466	$560,165

Level 3 gains / losses included in earnings attributable to the change in unrealized gains / losses relating to those assets held at the reporting date	$(1,550)	$-	$-	$-	$(1,550)	$14,902	$13,352

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Fixed Maturities
Three months ended March 31, 2009	Corporate debt	Residential MBS	Commercial MBS	ABS	Total	Other Investments	Total Assets	Other Liabilities(1)

Balance at beginning of period	$-	$-	$-	$-	$-	$450,542	$450,542	$62,597

Total net realized and unrealized gains included in net income (1)	-	-	-	-	-	7,229	7,229	-
Total net realized and unrealized losses included in net income (1)	-	-	-	(373)	(373)	(945)	(1,318)	10,000
Change in net unrealized gains included in other comprehensive income	-	1,319	107	408	1,834	-	1,834	-
Change in net unrealized losses included in other comprehensive income	(1,284)	(375)	(21)	(2,452)	(4,132)	-	(4,132)	-
Purchases	-	-	-	-	-	40,000	40,000	-
Sales	-	-	-	-	-	(42,044)	(42,044)	-
Settlements / distributions	-	(3,078)	-	(193)	(3,271)	(2,800)	(6,071)	-
Transfers into Level 3	18,818	51,168	479	50,368	120,833	-	120,833	-
Transfers out of Level 3	-	-	-	-	-	-	-	-

Balance at end of period	$17,534	$49,034	$565	$47,758	$114,891	$451,982	$566,873	$72,597

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets and liabilities held at the reporting date	$-	$-	$-	$(373)	$(373)	$6,284	$5,911	$-

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related (loss) income.

During the three months ended March 31, 2010, certain fixed maturities with a fair value of $1 million (2009: $121 million) were transferred into Level 3 from Level 2. At March 31, 2010, the reclassifications to Level 3 consisted of residential MBS; whereas at March 31, 2009 the reclassifications were primarily related to residential MBS, commercial MBS and debt tranches of CLOs (included in ABS). The transfers into Level 3 were due to a reduction in the volume of recently executed transactions and market quotations for these securities, or a lack of available broker quotes such that unobservable inputs had to be utilized for the valuation of these securities. The transfers into Level 3 were not as a result of changes in valuation methodology that we made.

As the financial markets continued to recover during the first quarter of 2010, the volume of market transactions also increased for certain of our Level 3 securities such that significant observable market inputs were used for the valuation of these securities at March 31, 2010. As a result, certain fixed maturities with a fair value of $6 million were transferred out of Level 3 to Level 2.

Following the adoption of the new Fair Value Measurements and Disclosures guidance on January 1, 2010, transfers into and out of Level 3 reflect the fair value of the securities at the end of the reporting period. This transition was applied prospectively and accordingly the current quarter’s transfers into and out of Level 3 from Level 2 are not comparable with prior period as transfers into Level 3 were previously recorded at the fair value of the security at the beginning of the reporting period.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at March 31, 2010, and December 31, 2009 approximated their fair values with the exception of senior notes. At March 31, 2010, the senior notes are recorded at amortized cost with a carrying value of $994 million (2009: $499 million) and a fair value of $1,020 million (2009: $510 million).

5.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Three months ended March 31,	2010	2009
Gross reserve for losses and loss expenses, beginning of period	$6,564,133	$6,244,783
Less reinsurance recoverable on unpaid losses, beginning of period	(1,381,058)	(1,314,551)

Net reserve for losses and loss expenses, beginning of period	5,183,075	4,930,232

Net incurred losses related to:
Current year	549,728	472,333
Prior years	(81,466)	(84,334)

	468,262	387,999

Net paid losses related to:
Current year	(11,306)	(14,802)
Prior years	(249,727)	(259,291)

	(261,033)	(274,093)

Foreign exchange gains	(58,144)	(37,003)

Net reserve for losses and loss expenses, end of period	5,332,160	5,007,135
Reinsurance recoverable on unpaid losses, end of period	1,427,362	1,385,143

Gross reserve for losses and loss expenses, end of period	$6,759,522	$6,392,278

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. During the three months ended March 31, 2010, we recognized net loss and loss expenses of $106 million relating to the Chilean earthquake in February 2010. Our estimate was derived from a ground-up assessment of our individual contracts and treaties in the affected regions and is consistent with our market share in the region. As part of our estimation process, we also considered current industry insured loss estimates, market share analysis, catastrophe modeling analysis and the limited information available to date from clients, brokers and loss adjusters. Industry-wide insured loss estimates and our own loss estimate for the Chilean earthquake are subject to change, as there is very limited actual loss data available at this time. Actual losses in relation to this event may ultimately differ materially from current loss estimates.

Net losses and loss expenses incurred include net favorable prior period reserve development of $81 million and $84 million for the three months ended March 31, 2010 and 2009, respectively. Prior period reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The following table summarizes net favorable reserve development by segment:

Three months ended March 31,	2010	2009
Insurance	$25,369	$35,906
Reinsurance	56,097	48,428

Total	$81,466	$84,334

Overall, a significant portion of the net favorable prior period reserve development in the first quarters of 2010 and 2009 was generated from the property, marine, terrorism (included in “other”) and aviation lines of our insurance segment and the property, catastrophe and crop lines of our reinsurance segment. These lines of business, the majority of which have short tail exposures, contributed $51 million and $78 million of the total net favorable reserve development in the first quarters of 2010 and 2009, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence rather than explicit changes to our actuarial assumptions.

Approximately $36 million and $14 million of the net favorable reserve development in the first quarter of 2010 and 2009, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our ultimate expected loss ratios for accident years 2006 and prior, with less weighting being given to information derived from industry benchmarks. We began to give weight to our own loss experience on 2005 and prior accident year professional lines business in 2008 because they had developed a reasonable level of credible loss data. However, the impact of this change was somewhat muted in the first quarter of 2009 due to the strengthening of reserves on the 2007 and 2008 accident years in relation to the credit crisis.

6.	DERIVATIVE INSTRUMENTS

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet at March 31, 2010:

		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts	$606,118	Other assets	$-	Other liabilities	$(8,447)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	$60,407	Other assets	$308	Other liabilities	(723)

Relating to underwriting portfolio:
Foreign exchange contracts	$33,165	Other assets	-	Other liabilities	(462)

Total derivatives			$308		$(9,632)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet at December 31, 2009:

		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts	$659,617	Other assets	$9,557	Other liabilities	$-

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	$21,436	Other assets	$411	Other liabilities	$-

Total derivatives			$9,968		$-

For the fair value hierarchy level, refer to Note 4 – Fair Value Measurements.

The following table provides the total unrealized and realized gains (losses) recorded in earnings for the three months ended March 31, 2010 and 2009.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2010	2009

Derivatives designated as hedging instruments
Foreign exchange contracts	Net realized investment gains (losses)	$34,927	$20,066

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains (losses)	$(158)	$1,400

Relating to underwriting portfolio:
Longevity risk derivative	Other insurance related income (loss)	-	(10,000)
Currency collar options:
Put options - Long	Foreign exchange gains (losses)	-	2,331
Call options - Short	Foreign exchange gains (losses)	-	97
Foreign exchange contracts	Foreign exchange gains (losses)	3,064	3,152
Catastrophe-related risk	Other insurance related income (loss)	-	(35)

Total		$2,906	$(3,055)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments Designated as a Fair Value Hedge

The hedging relationship foreign currency contracts were entered into to mitigate the foreign currency exposure of two available for sale (“AFS”) fixed maturity portfolios denominated in Euros. The hedges were designated and qualified as a fair value hedge. The net impact of the hedges is recognized in net realized investment losses.

The following table provides the net earnings impact of the fair value hedges for the three months ended March 31, 2010 and 2009:

Three months ended March 31,	2010	2009

Foreign exchange contracts	$34,927	$20,066
Hedged investment portfolio	(31,710)	(17,985)

Hedge ineffectiveness recognized in earnings	$3,217	$2,081

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

b) Relating to Underwriting Portfolio

Longevity Risk

In September 2007, we issued a policy which indemnifies a third party in the event of a non-payment of a $400 million asset-backed note. This security had a 10 year term with the full principal amount due at maturity and was collateralized by a portfolio of life settlement contracts and cash held by a special purpose entity. We concluded that the indemnity contract was a derivative instrument and accordingly recorded it at its fair value. For the three months ended, March 31, 2009, the loss on this contract was $10 million. This contract was cancelled and settled during the fourth quarter of 2009.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION

Restricted Stock

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock for the three months ended March 31, 2010:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested restricted stock - beginning of period	4,555	$33.03
Granted	1,387	28.70
Vested	(1,805)	31.91
Forfeited	(40)	34.14

Nonvested restricted stock - end of period	4,097	$32.12

At March 31, 2010, we had 4,096,703 nonvested restricted stock outstanding, including 295,625 restricted stock units. For the three months ended March 31, 2010 and 2009, we incurred share-based compensation costs of $10 million and $14 million, respectively, and recorded tax benefits thereon of $2 million (2009: $1 million). The total grant-date fair value of shares vested during the three months ended March 31, 2010 and 2009 were $58 million and $51 million, respectively. At March 31, 2010 and December 31, 2009, there were $91 million and $63 million, respectively, of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 3.0 years and 2.4 years, respectively.

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

At and for the three months ended March 31,	2010	2009
Basic earnings per common share
Net income available to common shareholders	$111,812	$115,679

Weighted average common shares outstanding	128,202	137,316

Basic earnings per common share	$0.87	$0.84

Diluted earnings per common share
Net income available to common shareholders	$111,812	$115,679

Weighted average common shares outstanding	128,202	137,316
Share equivalents:
Warrants	11,675	9,729
Restricted stock	1,501	1,308
Options	761	668
Restricted stock units	37	2

Weighted average common shares outstanding - diluted	142,176	149,023

Diluted earnings per common share	$0.79	$0.78

For the three months ended March 31, 2010, there were 400,834 (2009: 2,405,980) restricted stock, nil (2009: 1,567,168) options and nil (2009: 162,000) restricted stock units, which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS’ EQUITY

a)	Common Shares

The following table presents our common shares issued and outstanding:

Three months ended March 31,	2010	2009

Shares issued, balance at beginning of period	152,465	150,455
Shares issued	2,008	1,630

Total shares issued at end of period	154,473	152,085

Treasury shares, balance at beginning of period	(20,325)	(14,243)
Shares repurchased	(9,993)	(220)

Total treasury shares at end of period	(30,318)	(14,463)

Total shares outstanding	124,155	137,622

b)	Treasury Shares

During the three months ended March 31, 2010 and 2009, we made the following share repurchases, which are held in treasury:

Three months ended March 31,	2010	2009
In the open market:
Total shares	9,639	—
Total cost	$287,350	$—

Average price per share(1)	$29.81	$—

From employees:
Total shares	354	220
Total cost	$10,217	$5,806

Average price per share(1)	$28.87	$26.40

Total
Total shares	9,993	220
Total cost	$297,567	$5,806

Average price per share(1)	$29.78	$26.40

(1)	Calculated using whole figures.

Subsequent to March 31, 2010, through April 23, 2010, we repurchased a further 1,922,600 common shares at an average price of $31.43 per share, for a total cost of $60 million. At April 23, 2010, we have approximately $194 million of remaining authorization for common share repurchases under the 2009 plan, which will expire on December 31, 2011.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	DEBT AND FINANCING ARRANGEMENTS

On March 23, 2010, AXIS Specialty Finance LLC (“AXIS Specialty Finance”), an indirect wholly-owned subsidiary of AXIS Capital, issued $500 million aggregate principal amount of 5.875% senior unsecured debt (“5.875% Senior Notes”) at an issue price of 99.624%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $495 million. AXIS Specialty Finance has the option to redeem the 5.875% Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. Unless previously redeemed, the 5.875% Senior Notes will mature on June 1, 2020. Interest on the 5.875% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2010.

The 5.875% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance under the 5.875% Senior Notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

The related indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indenture at March 31, 2010.

Consistent with our Senior Notes issued in November 2004, interest expense recognized in relation to the 5.875% Senior Notes includes interest payable, amortization of the offering discount and amortization of debt offering expenses. The offering discount and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES

a)	Legal Proceedings

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

b)	Dividends for Common Shares and Preferred Shares

On March 4, 2010, our Board of Directors declared a dividend of $0.21 per common share to shareholders of record at March 31, 2010 and payable on April 15, 2010. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on April 15, 2010, to shareholders of record at the close of business on March 31, 2010 and the Series B Preferred Share dividend is payable on June 1, 2010, to shareholders of record at the close of business on May 14, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2010 FINANCIAL HIGHLIGHTS

First Quarter 2010 Consolidated Results of Operations

•	Net income available to common shareholders of $112 million, or $0.87 per share basic and $0.79 diluted

•	Operating income of $96 million, or $0.67 per share diluted (1)

•	Gross premiums written of $1.4 billion

•	Net premiums earned of $0.7 billion

•	Net favorable prior year reserve development of $81 million, pre-tax

•

Estimated pre-tax net losses, net of related reinstatement premiums, of $100 million for the Chilean earthquake and $47 million for Australian storms, European Windstorm Xynthia and U.S. winter storms, combined

•	Underwriting income of $28 million and combined ratio of 98.3%

•	Net investment income of $105 million

•	Net realized investment gains of $16 million

First Quarter 2010 Consolidated Financial Condition

•	Total investments of $10.5 billion; fixed maturities and short-term securities comprise 93% of total investments, with an average credit rating of AA

•	Total assets of $16.3 billion

•	Reserve for losses and loss expenses of $6.8 billion and reinsurance recoverable of $1.4 billion

•	Total debt of $994 million and debt to total capitalization ratio of 15.6%, following the issuance of $500 million aggregate principal value senior notes

•	Common shareholders’ equity of $4.9 billion; diluted book value per common share of $34.56

•	Repurchased 9.64 million common shares in the open market for total cost of $287 million under share repurchase authorization; remaining authorization of $255 million at March 31, 2010

•	Strong liquidity with $4.4 billion expected to be available within one to three business days

(1)	Operating income is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders)

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada and Australia. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Reinsurance. Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. Our execution on this strategy in the first quarter included the launch of our Global Accident & Health platform, focused on specialty products rather than traditional medical coverages and locking in $500 million of capital for 10 years at 5.875% via issuance of senior notes in March 2010, taking advantage of the favorable interest rate environment. We expect these actions will contribute to our long-term growth.

Results of Operations

Three months ended March 31,	2010	Percentage Change	2009

Underwriting income (loss):
Insurance	$33,453	(8%)	$36,430
Reinsurance	(5,007)	(108%)	60,807
Net investment income	104,619	5%	99,292
Net realized investment gains (losses)	16,176	nm	(40,597)
Other revenues and expenses	(28,210)	(9%)	(31,034)

Net income	121,031	(3%)	124,898
Preferred share dividends	(9,219)	-	(9,219)

Net income available to common shareholders	$111,812	(3%)	$115,679

Operating income:
Operating income	$95,650	(39%)	$155,811
Net realized investment gains (losses), net of tax	16,162		(40,132)

Net income available to common shareholders	$111,812		$115,679

nm	– not meaningful

Underwriting Results

Total underwriting income for the first quarter of 2010 decreased $69 million, or 71%, from the same period of 2009. The decrease was driven by higher catastrophe losses, in particular, net losses incurred of $100 million as a result of the Chilean earthquake in February 2010 (net of related reinstatement premiums). Other net catastrophe losses this quarter included Australian storms, European Windstorm Xynthia and U.S. winter storms, together totaling $47 million. Catastrophe losses in the first quarter of 2009 were less significant and emanated largely from European Windstorm Klaus.

Underwriting income in our insurance segment was broadly in line with the prior year quarter.

Our reinsurance segment generated an underwriting loss of $5 million in the first quarter of 2010, compared to income of $61 million in the first quarter of 2009. This variance was primarily driven by the higher level of catastrophe losses, discussed above.

Net Investment Income

Net investment income for the first quarter of 2010 was $5 million, or 5%, higher in comparison with the same period in the prior year. Fair value increases on our other investments were the primary driver of this increase.

Net Realized Investment Gains (Losses)

Unprecedented volatility and turmoil in the global financial markets during 2008 and 2009 led to significant impairment charges on our available-for-sale investments in the prior year. In the first quarter of 2009, net realized investment losses included other-than-temporary impairment (“OTTI”) charges of $30 million and losses on the sale of preferred shares amounting to $15 million. Financial markets were comparatively stable in the first quarter of 2010 and OTTI charges declined to $6 million.

Other Revenues and Expenses

The 9% reduction in other revenues and expenses was primarily due to foreign exchange gains, which more than offset an increase in income tax expense due to a higher proportion of consolidated income being earned by our U.S. and European subsidiaries.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Three months ended and at March 31,	2010	2009

ROACE (annualized) (1)	9.1%	11.6%
Operating ROACE (annualized) (2)	7.7%	15.7%
DBV per common share (3)	$34.56	$26.35
Cash dividends per common share	$0.21	$0.20

(1)	ROACE is calculated by dividing annualized net income available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.
(2)	Operating ROACE is calculated by dividing annualized operating income for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to the nearest GAAP financial measure (ROACE).
(3)	DBV represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method.

Return on Equity

Annualized ROACE for the first quarter of 2010 decreased 2.5 percentage points relative to the comparable 2009 period. The decline primarily reflects a higher average common equity balance this quarter, following a global recovery in financial markets, together with net income available to common shareholders generated over the last 12 months. This was partially offset by common share repurchases executed in the fourth quarter of 2009 and first quarter of 2010.

The 8.0 percentage point decline in annualized operating ROACE reflects the higher average common equity, as noted for ROACE above, as well as a 39% reduction in operating income. Operating income was significantly impacted by the level of catastrophe activity noted in the first quarter of 2010. Although the impact of catastrophes on net income and ROACE was largely mitigated by a $57 million favorable variance in net realized gains/losses due to improved economic conditions, these are excluded from operating income and operating ROACE.

Diluted book value per common share (“DBV per common share”)

Our March 31, 2009 DBV per common share was depressed as a result of unprecedented turmoil in global credit and equity markets. By December 31, 2009, our DBV per common share had recovered to $33.65 due to: (1) a recovery in global financial markets resulting in improved valuations for our available-for-sale securities, (2) the generation of net income available to common shareholders of $345 million in the last three quarters of 2009 and (3) the execution of share repurchases in the fourth quarter of 2009. The increase in the first quarter of 2010 was primarily driven by net income, the execution of further share repurchases at a discount to diluted book value and net increases in the fair value of our investments.

UNDERWRITING RESULTS - GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

Three months ended March 31,	2010	Percentage Change	2009

Revenues:
Gross premiums written	$1,425,201	8%	$1,323,495
Net premiums written	1,243,635	7%	1,162,301
Net premiums earned	696,192	5%	665,359
Other insurance related income (loss)	626	nm	(9,395)

Expenses:
Current year net losses and loss expenses	(549,728)		(472,333)
Prior period reserve development	81,466		84,334
Acquisition costs	(116,649)		(101,976)
General and administrative expenses	(83,461)		(68,752)

Underwriting income (1)	$28,446	(71%)	$97,237

nm	– not meaningful
(1)	Refer to Item 1, Note 2 to the Consolidated Financial Statements, for a reconciliation of underwriting income to “Income before income tax” for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written: Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Three months ended March 31,	2010	Change	2009
Insurance	$372,929	2%	$364,158
Reinsurance	1,052,272	10%	959,337

Total	$1,425,201	8%	$1,323,495

% ceded
Insurance	45%	3%	42%
Reinsurance	1%	-	1%
Total	13%	1%	12%

	Net Premiums Written
	2010	Change	2009
Insurance	$206,812	(2%)	$212,015
Reinsurance	1,036,823	9%	950,286

Total	$1,243,635	7%	$1,162,301

The 8% increase in consolidated gross premiums written largely reflects increases in our reinsurance segment, driven primarily by growth opportunities within our credit and bond and motor lines of business. Growth in our insurance segment is primarily attributable to select U.S. middle-market property and energy opportunities. Reinsurance protection within our insurance segment was broadly in line with the prior year quarter.

Net Premium Earned: Net premiums earned by segment were as follows:

Three months ended March 31,	2010		2009		Percentage Change

Insurance	$256,281	37%	$275,623	41%	(7%)
Reinsurance	439,911	63%	389,736	59%	13%

Total	$696,192	100%	$665,359	100%	5%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns. In our reinsurance segment, where a significant portion of our business is written in the first quarter, the 13% increase in net premiums earned primarily reflects the growth in gross premiums written, discussed above. In our insurance segment, where premiums are written more evenly throughout the year, the 7% decrease in net premiums earned was driven by premium reductions over the last year as we reduced our aggregate natural peril catastrophe exposures.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

Three months ended March 31,	2010		Percentage Point Change	2009

Current accident year loss ratio	79.0%		8.0	71.0%
Prior period reserve development	(11.7%	)	1.0	(12.7%	)
Acquisition cost ratio	16.7%		1.4	15.3%
General and administrative expense ratio (1)	14.3%		1.3	13.0%

Combined ratio	98.3%		11.7	86.6%

(1)	The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.3% and 2.7%, for the three months ended March 31, 2010 and 2009, respectively. These costs are discussed further in the ‘Other Revenue and Expenses’ section below.

Current Accident Year Loss Ratio:

The 8.0 percentage point increase in our quarterly current accident year loss ratio was largely driven by an increase in catastrophe losses this quarter. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $100 million in relation to the Chilean earthquake. On February 27, 2010, a magnitude 8.8 earthquake occurred off the coast of the Maule Region of Chile. The earthquake and following tsunami and aftershocks caused significant destruction to areas in Chile. Our net estimated losses from the event before considering related reinstatement premiums are $106 million, with substantially all of this amount emanating from our reinsurance segment. Our estimate was derived from a ground-up assessment of our individual contracts and treaties in the affected regions and is consistent with our market share in the region. As part of our estimation process, we also considered current industry insured loss estimates, market share analysis, catastrophe modeling analysis and the limited information available to date from clients, brokers and loss adjusters. Industry-wide insured loss estimates and our own loss estimate for the Chilean earthquake are subject to change, as there is very limited actual loss data available at this time. Actual losses in relation to this event may ultimately differ materially from current loss estimates.

In addition, during the first quarter we recognized pre-tax net losses (net of related reinstatement premiums) of $47 million for Australian storms, European Windstorm Xynthia and U.S. winter storms, combined. The impact of catastrophe losses in the first quarter of 2009 was lower and emanated principally from European Windstorm Klaus.

The following factors partially offset the impact of a higher level of catastrophe activity on the current accident year loss ratio:

•

A decrease in the expected loss ratio for our trade credit and bond reinsurance business in 2010, as the current accident year loss ratio on this business was elevated in 2009 due to increased loss activity amidst the deteriorating global economic environment;

•	A lower frequency and severity of property and energy risk insurance losses;

•

The continued incorporation of more of our own historical loss experience within short-tail lines of business, which had the impact of reducing our initial expected losses, given our loss experience has been generally better than we expected; and

•

For our medium to long-tail lines, and in particular our professional lines insurance and reinsurance business, our historical loss experience on prior accident years has generally been lower than our initial projected loss ratios. In recognition of the increasing maturity and credibility of our own historical loss experience, we placed increased weight on our own loss experience when establishing our projected loss ratios for the 2010 accident year, with a corresponding reduction in the weight assigned to industry data. We also took into account the recovery from the global financial crisis. This, therefore, led to lower initial projected loss ratios for the current accident year in 2010.

Prior Period Reserve Development:

Our favorable prior period development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a break down of prior period reserve development by segment:

Three months ended March 31,	2010	2009

Insurance	$25,369	$35,906
Reinsurance	56,097	48,428

Total	$81,466	$84,334

Overview

Overall, a significant portion of the net favorable prior period reserve development in the first quarters of 2010 and 2009 was generated from the property, marine, terrorism (included in “other”) and aviation lines of our insurance segment and the property, catastrophe and crop lines of our reinsurance segment. These lines of business, the majority of which have short tail exposures, contributed $51 million and $78 million of the total net favorable reserve development in the first quarters of 2010 and 2009, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence rather than explicit changes to our actuarial assumptions.

Approximately $36 million and $14 million of the net favorable reserve development in the first quarter of 2010 and 2009, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our ultimate expected loss ratios for accident years 2006 and prior, with less weighting being given to information derived from industry benchmarks. We began to give weight to our own loss experience on 2005 and prior accident year professional lines business in 2008 because they had developed a reasonable level of credible loss data. However, the impact of this change was somewhat muted in the first quarter of 2009 due to the strengthening of reserves on the 2007 and 2008 accident years in relation to the credit crisis.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future. The following sections provide further details on prior year reserve development by segment, line of business and accident year.

Insurance Segment:

Three months ended March 31	2010	2009

Property and other	$14,944	$12,171
Marine	2,320	12,899
Aviation	(813)	3,145
Credit and political risk	(12,638)	(91)
Professional lines	22,452	6,370
Liability	(896)	1,412

Total	$25,369	$35,906

In the first quarter of 2010, we recognized $25 million of net favorable reserve development, the principal components of which were:

•

$14 million of net favorable prior period reserve development on property business, the majority of which related to the 2008 and 2007 accident years and related to better than expected loss emergence.

•	$13 million of net adverse prior period reserve development on credit and political risk business, as we finalize settlements for certain loss events.

•	$22 million of net favorable prior period reserve development on professional lines business, principally related to the 2005 and 2006 accident years, as discussed in the overview.

In the first quarter of 2009, we recognized $36 million of net favorable reserve development, the principal components of which were:

•	$11 million of net favorable prior period reserve development on property business, primarily related to accident years 2008 and 2007 driven by better than expected loss emergence.

•

$13 million of net favorable prior period reserve development on marine business, driven by better than expected loss emergence. This included favorable development on energy offshore business of $11 million, primarily in relation to the 2008 accident year.

•

$6 million of net favorable prior period reserve development on professional lines business, primarily generated from the 2005 accident year, as well as the 2004 accident year to a lesser extent, for reasons described in the overview. However, this favorable development was partially offset by adverse development on the 2008 and 2007 accident year business, reflecting higher than expected loss activity on financial institutions business associated with the global financial crisis.

Reinsurance Segment:

Three months ended March 31,	2010	2009

Catastrophe, property and other	$35,068	$53,304
Credit and bond	5,455	(15,040)
Professional lines	13,533	8,037
Motor	(83)	2,540
Liability	2,124	(413)

Total	$56,097	$48,428

In the first quarter of 2010, we recognized $56 million of net favorable reserve development, the principal components of which were:

•	$35 million of net favorable prior period reserve development on catastrophe, property and other business largely consisting of:

•

$20 million of net favorable prior period reserve development on catastrophe business, emanating largely from the 2009 ($10 million) and 2005 ($9 million) accident years. While the 2009 accident year development was primarily driven by better than expected loss emergence, the development on the 2005 accident year principally relates to a reduction in our reserve on one particular claim following receipt of updated information.

•	$6 million of net favorable prior period reserve development on property business, emanating mainly from the 2008 accident year and related to better than expected loss emergence.

•

$8 million of net favorable development on crop reserves (included in “other”), principally related to the 2009 accident year and largely as a result of the reduction in reserves for Canadian crop losses following updated information from the cedant.

•

$5 million of net favorable development on trade credit and bond reinsurance lines of business, largely related to the 2007 and 2006 accident years, in recognition of our better than expected actual experience to date.

•	$14 million of net favorable prior period reserve development on professional lines reinsurance business, primarily on the 2004 and 2005 accident years, as discussed in the overview above.

•	$2 million of net favorable prior period reserve development on liability reserves, primarily as a result of the commutation of two treaties.

In the first quarter of 2009, we recognized $48 million of net favorable reserve development, the principal components of which were:

•	$53 million of net favorable prior period reserve development on catastrophe, property and other business largely consisting of:

•

$31 million of net favorable prior period reserve development on catastrophe business, generated from accident years 2008 ($19 million) and 2007 ($12 million) and emanating from property related catastrophe business ($25 million), due to better than expected loss emergence, and workers compensation catastrophe business ($6 million), driven by the continued transition from initial expected loss ratios to our actual loss experience.

•

$17 million of net favorable prior period reserve development on property business, primarily relating to $10 million of net favorable development on accident year 2008, and emanating almost entirely from property per risk business. The favorable development was driven by better than expected loss emergence.

•

$15 million of net adverse development on trade credit and bond reinsurance lines of business, driven by adverse development of $32 million on accident year 2008 reflecting updated loss information received from our cedants, including a new loss notification on one facultative contract. This was partially offset by favorable development on earlier accident years due to better than expected loss emergence.

•

$8 million of net favorable prior period reserve development on professional lines reinsurance business, primarily driven by development on the 2004 and 2005 accident years as discussed in the overview above.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

Three months ended March 31,	2010	Percentage Change	2009

Revenues:
Gross premiums written	$372,929	2%	$364,158
Net premiums written	206,812	(2%)	212,015
Net premiums earned	256,281	(7%)	275,623
Other insurance related income (loss)	626	nm	(9,805)
Expenses:
Current year net losses and loss expenses	(156,072)		(188,610)
Prior period reserve development	25,369		35,906
Acquisition costs	(31,141)		(26,203)
General and administrative expenses	(61,610)		(50,481)

Underwriting income	$33,453	(8%)	$36,430

Ratios:	Percentage Point Change
Current year loss ratio	60.9%	(7.5)	68.4%
Prior period reserve development	(9.9% )	3.1	(13.0% )
Acquisition cost ratio	12.2%	2.7	9.5%
General and administrative ratio	24.0%	5.7	18.3%

Combined ratio	87.2%	4.0	83.2%

nm	– not meaningful

Gross Premiums Written: The following table provides gross premiums written by line of business:

Three months ended March 31,	2010			2009		Percentage Change

Property	$118,214	32%		$106,138	29%	11%
Marine	66,859	18%		60,626	16%	10%
Terrorism	5,091	1%		5,667	2%	(10%)
Aviation	3,136	1%		17,067	5%	(82%)
Credit and political risk	(2,698)	(1%	)	2,491	1%	nm
Professional lines	127,945	34%		120,328	33%	6%
Liability	53,716	15%		51,812	14%	4%
Other(1)	666	-		29	-	nm

Total	$372,929	100%		$364,158	100%	2%

nm	– not meaningful
(1)	Includes accident and health

We took advantage of select U.S. middle-market property and energy opportunities during the first quarter of 2010, resulting in increases in gross premiums written (offshore energy business is recognized in the marine line of business). This increase was partially offset by a reduction in aviation business due to the shift in renewal dates on certain policies to the second quarter of 2010. Also, in connection with the settlement of prior accident year credit and political risk claims, gross premiums written on this line of business include $12 million in premium reductions in the first quarter of 2010. Absent these adjustments, we wrote $9 million of credit and political risk business, as global lending and trade activity gradually resumes.

Premiums Ceded: Premiums ceded in the current quarter were $166 million, or 45% of gross premiums written, compared with $152 million, or 42%, in the comparable period in 2009. Our reinsurance protection was broadly in line with the prior year quarter. The increase in the ceded ratio was primarily driven by the premium adjustment on our credit and political risk business discussed above.

Net Premiums Earned: The following table provides net premiums earned by line of business:

Three months ended March 31,	2010		2009		Percentage Change

Property	$65,461	25%	$73,411	27%	(11%)
Marine	34,978	14%	33,772	12%	4%
Terrorism	7,597	3%	9,941	4%	(24%)
Aviation	15,264	6%	17,156	6%	(11%)
Credit and political risk	14,729	6%	35,132	13%	(58%)
Professional lines	98,542	38%	86,707	31%	14%
Liability	19,576	8%	19,410	7%	1%
Other	134	-	94	-	43%

Total	$256,281	100%	$275,623	100%	(7%)

The 7% decrease in net premiums earned is consistent with a 5% reduction in net premiums written in the rolling twelve-month period ending March 31, 2010 versus the corresponding period ending March 31, 2009. The decline in net premiums written largely resulted from our decision to reduce peak zone catastrophe exposures in certain property and marine lines during 2009 as part of our diversification strategy and the premium adjustment discussed above, which was fully earned. Net premiums earned on our credit and political risk business, which typically provides multi-year coverage, have declined in comparison to the first quarter of 2009 as a result of a notable reduction in opportunities to write business in 2009 due to the weakened global economy. The duration of the unearned premium on our credit and political risk line of business at March 31, 2010 was 4.6 years, down from 5.0 years at March 31, 2009.

Insurance Losses

Loss Ratio: The table below shows the components of our loss ratio:

Three months ended March 31,	2010		Percentage Point Change	2009
Current accident year	60.9%		(7.5)	68.4%
Prior period reserve development	(9.9%	)	3.1	(13.0%	)

Loss ratio	51.0%		(4.4)	55.4%

Current Accident Year Loss Ratio

The 7.5 percentage point decrease in our current accident year loss ratio was partially the result of a lower frequency and severity of reported losses on our property and energy lines during 2010. In comparison, during the first quarter of 2009, we experienced a high frequency of losses on our energy lines of business. In addition, the lower current accident year ratio was driven by business mix changes and the previously discussed consideration of our own loss experience in establishing loss ratios for our medium to long-tail business in 2010, most notably for professional lines.

Our insurance segment’s exposure to the Chilean earthquake and other first quarter 2010 catastrophe losses was minimal.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Acquisition Cost Ratio: The 2.7 point increase in our acquisition cost ratio reflects the impact of a non-recurring premium tax adjustment.

General and Administrative Expense Ratio: The increase in the general and administrative ratio primarily reflects a combination of lower earned premiums and additional headcount and IT costs over this period, associated with the build-out of the segment’s platform.

Other Insurance Related Income / Loss: We recorded a $10 million increase in the fair value of the liability associated with our indemnity contract exposed to longevity risk during the first quarter of 2009. As we negotiated the cancellation of this contract during the fourth quarter of 2009 and this was the only contract of this kind in our portfolio, there is no corresponding amount for 2010.

Insurance Segment Outlook

Competition continues to increase in the insurance marketplace. Generally, terms and conditions, as well as breadth of coverage, remain stable. The recent pricing trend is negative across most lines of business and we expect to see this continue through the rest of the year, absent a significant industry event. Liability lines remain an outlier, with the greatest price reductions.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

Three months ended March 31,	2010	Percentage Change	2009
Revenues:
Gross premiums written	$1,052,272	10%	$959,337
Net premiums written	1,036,823	9%	950,286
Net premiums earned	439,911	13%	389,736
Other insurance related income	-	nm	410
Expenses:
Current year net losses and loss expenses	(393,656)		(283,723)
Prior period reserve development	56,097		48,428
Acquisition costs	(85,508)		(75,773)
General and administrative expenses	(21,851)		(18,271)

Underwriting income (loss)	$(5,007)	(108%)	$60,807

Ratios:	Percentage Point Change
Current year loss ratio	89.5%	16.7	72.8%
Prior period reserve development	(12.8% )	(0.4)	(12.4% )
Acquisition cost ratio	19.4%	-	19.4%
General and administrative ratio	5.0%	0.3	4.7%

Combined ratio	101.1%	16.6	84.5%

nm – not meaningful

Gross Premiums Written: The following table provides gross premiums written by line of business:

Three months ended March 31,	2010		2009		Percentage Change	Excluding FX Impact

Catastrophe	$227,781	22%	$237,347	25%	(4%)	(5%)
Property	178,498	17%	126,430	13%	41%	40%
Professional lines	106,799	10%	113,640	12%	(6%)	(7%)
Credit and bond	228,073	22%	197,271	21%	16%	13%
Motor	118,114	11%	77,572	8%	52%	49%
Liability	133,379	13%	153,856	16%	(13%)	(14%)
Engineering	44,376	4%	41,266	4%	8%	6%
Other	15,252	1%	11,955	1%	28%	26%

Total	$1,052,272	100%	$959,337	100%	10%	8%

Gross premiums written in the first quarter of 2010 were favorably impacted by a weaker U.S. dollar at our major renewal date of January 1, most significantly against the Euro and Sterling. The impact of foreign exchange rate movements is highlighted in the table above. Gross premiums written otherwise increased 8%, driven by growth opportunities across several of our lines of business.

Our motor line of business benefited from significant new business in the first quarter of 2010, as we increased our participation in select European markets, including the U.K. This more than offset our reduced participation in certain French excess-of-loss motor business, where we considered rates less attractive. Another contributing factor to the increase in gross premiums written was our trade credit and bond line of business, primarily reflecting new Latin American surety business. The increase in property premiums was driven by new business opportunities, as well as a shift in the renewal date for one significant treaty from the second quarter of 2009 to the first quarter of 2010. Offsetting these increases, our liability premium decreased primarily due to one pro-rata contract renewed in the first quarter of 2009, which was extended and subsequently renewed during the second quarter of 2010. Also, our catastrophe premium was down slightly, as we reduced our aggregate exposure to European windstorm risk.

Net Premiums Earned: The following table provides net premiums earned by line of business:

Three months ended March 31,	2010		2009		Percentage Change

Catastrophe	$117,417	27%	$109,211	28%	8%
Property	80,878	18%	73,461	19%	10%
Professional lines	71,305	16%	63,866	16%	12%
Credit and bond	54,023	12%	43,384	11%	25%
Motor	30,375	7%	21,573	6%	41%
Liability	63,407	14%	56,558	14%	12%
Engineering	15,846	4%	14,984	4%	6%
Other	6,660	2%	6,699	2%	(1%)

Total	$439,911	100%	$389,736	100%	13%

The 13% increase in net premiums earned largely reflects an increase in gross premiums written of 13% in the rolling twelve months ended March 31, 2010 compared to the same period ending March 31, 2009.

Loss Ratio: The table below shows the components of our loss ratio:

Three months ended March 31,	2010		Percentage Point Change	2009

Current accident year	89.5%		16.7	72.8%
Prior period reserve development	(12.8%	)	(0.4)	(12.4%	)

Loss ratio	76.7%		16.3	60.4%

Current Accident Year Loss Ratio

The 16.7 percentage point increase in our current accident year loss ratio was primarily driven by an increase in catastrophe losses this quarter. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $95 million for the Chilean earthquake. In addition, during the first quarter we recognized pre-tax net losses (net of related reinstatement premiums) of $47 million for Australian storms, European Windstorm Xynthia and U.S. winter storms, combined. In contrast, catastrophe losses in the first quarter of 2009 were notably less significant and largely emanated from European Windstorm Klaus.

The following factors partially offset the impact of a higher level of catastrophe activity on the current accident year loss ratio:

•

A decrease in the expected loss ratio for our trade credit and bond reinsurance business in 2010, as the current accident year loss ratio on this business was elevated in 2009 due to increased loss activity expected in the deteriorating global economic environment;

•

The continued incorporation of more of our own historical loss experience within short-tail lines of business, which has reduced our net loss ratio because our experience has been generally than we expected.

•	The previously discussed increased consideration of our own loss experience in establishing loss ratios for our medium to long-tail business in 2010, most notably for professional lines.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Reinsurance Segment Outlook

The reinsurance market is broadly stable, with terms and conditions generally holding. We expect to see modest pricing deterioration in the non-catastrophe U.S. property reinsurance market. For casualty and professional lines business, we are seeing the constraints generally imposed by reinsurers to control utilization of limits come under pressure, as cedants struggle with a challenging and competitive insurance marketplace.

North American property catastrophe reinsurance business remains one of the most attractively priced lines of business. We have yet to see a material pricing impact from the Chilean earthquake, although we may see some firming in smaller exposure zones as the year progresses. The two major Australian storms have resulted in back-up covers to replace exhausted catastrophe limits. Smaller, more vulnerable companies have purchased these covers at higher prices. The next significant renewal for major cedants with Australian exposure is at July 1 and we expect a combination of higher pricing and higher attachment points.

OTHER REVENUES AND EXPENSES

The following table provides a breakdown of our other revenues and expenses:

Three months ended March 31,	2010	Percentage Change	2009

Corporate expenses	$16,308	(8%)	$17,805
Foreign exchange gains	(8,147)	nm	(389)
Interest expense and financing costs	8,688	10%	7,921
Income tax expense	11,361	99%	5,697

Total	$28,210	(9%)	$31,034

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses for the first quarter of 2010 were in line with the prior year quarter.

Foreign Exchange Gains: Some of our business is written in currencies other than U.S. dollars. The foreign exchange gain in the first quarter of 2010 was primarily due to the remeasurement of net liabilities denominated in Euro and Sterling, following their depreciation against the U.S. dollar.

Interest Expense and Financing Costs: Interest expense primarily relates to interest due on our senior notes and increased in the first quarter of 2010 following the issuance on March 23, 2010 of $500 million aggregate principal amount of ten-year senior notes. As a result of this issuance, we expect interest expense to increase in future periods. See ‘Liquidity and Capital Resources’ for further details.

Income Tax Expense: Income tax is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 8.6% for the first quarter of 2010 compared with 4.4% in the same period of 2009. Our effective tax rate may vary between periods, depending on the distribution of net income or losses among our operating jurisdictions. In the first quarter of 2010, the proportion of consolidated income generated by our U.S. and European subsidiaries was higher than in the first quarter of 2009, resulting in an increase in our effective rate.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Three months ended March 31,	2010	% Change	2009

Fixed maturities	$91,118	(1%)	$91,697
Other investments	16,265	137%	6,870
Cash and cash equivalents	1,735	(39%)	2,856
Equities	588	58%	371
Short-term investments	220	(17%)	266

Gross investment income	109,926	8%	102,060
Investment expense	(5,307)	92%	(2,768)

Net investment income	$104,619	5%	$99,292

Average pre-tax yield: (1)
Fixed maturities	3.8%		4.2%
Cash and cash equivalents	0.6%		0.7%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average amortized cost balance for the period.

Fixed Maturities

We earned an average pre-tax yield of 3.8% on our fixed maturities during the current quarter, a decrease of 40 basis points from the same quarter in 2009. This decline was primarily due to further tightening of credit spreads which was partially offset by higher treasury yields in the two to five year duration range of the yield curve in 2010 over the comparable period in 2009. During the current quarter, the weighted-average duration of our fixed maturities portfolio declined to 2.9 years at March 31, 2010 from 3.1 years at December 31, 2009. The impact of lower reinvestment yields in 2010 was partially offset by the increase of $817 million or 9% in our average fixed maturities balance in comparison to the first quarter of 2009.

Other Investments

As noted in our ‘Critical Accounting Estimates - Fair Value Measurements’, we record the change in fair value on our other investments in net investment income. Accordingly, the pre-tax return on other investments may vary materially year over year, in particular during volatile credit and equity markets. The following table provides a breakdown of net investment income (loss) from other investments:

Three months ended March 31,	2010	2009

Credit funds	$6,455	$5,925
Hedge funds	6,155	359
CLO - equity tranched securities	2,292	(297)
Short duration high yield fund	1,363	883

Total	$16,265	$6,870

Pre-tax return on other investments(1)	2.9%	1.4%

(1)	The pre-tax return on other investments is non-annualized and calculated by dividing total income (loss) from other investments by the average month-end fair value balances held for the periods indicated.

The increase in other investment income in 2010 was primarily driven by our hedge fund investments due to positive returns on higher average hedge funds balances compared to the first quarter of 2009. These funds, primarily multi-strategy and long/short equity focused, benefited from the stronger broad equity markets during the first quarter of this year. Investment income from hedge funds in the first quarter of 2009 was also lower as the recovery within global equity markets was in its early stages. During the first quarter of 2009, loan valuations started their recovery which was sustained throughout 2009 and has continued into the first quarter of 2010, driving improved conditions for our credit fund investments and collateralized loan obligation (“CLO”) equity tranched securities.

Cash and Cash Equivalents

The reduction in investment income from cash and cash equivalents was driven mainly by lower global short-term interest rates and negative foreign exchange movements.

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

The following table provides a breakdown of net realized investment gains/losses:

Three months ended March 31,	2010	2009

On sale of:
Fixed maturities and short-term investments	$17,068	$728
Equities	1,557	(14,905)

OTTI charges recognized in earnings	(5,508)	(29,901)

Change in fair value of investment derivatives	(158)	1,400

Fair value hedges:
Change in fair value of derivative instruments	34,927	20,066
Change in fair value of hedged investments	(31,710)	(17,985)

Net realized investment gains (losses)	$16,176	$(40,597)

On sale of investments

Generally, sales of individual securities occur when we conclude there are changes in the credit quality of a particular issuer or market value is likely to deteriorate. We may also sell to reduce a concentration in a particular issuer or asset class.

Fixed maturities and short-term investments:

The net realized investment gains on the sale of fixed maturities and short-term investments in the first quarter of 2010 relate primarily to gains on sales of U.S. corporate debt securities which were sold as a result of rebalancing the sector composition of our corporate debt portfolio.

Equities:

Net realized investment losses on the sale of equities in the first quarter of 2009 were driven by the sale of preferred shares in the financial sector.

OTTI charges

We review our available-for-sale investment portfolio each quarter to determine if the unrealized loss position of a security is other-than-temporary. Refer to the ‘Critical Accounting Estimates – OTTI’ section for further details on our impairment review process.

In accordance with the new accounting guidance issued and effective April 1, 2009, the OTTI charge to earnings in 2010 reflects only credit impairments, where projected cash flows are less than the amortized cost of a security, or the full unrealized loss position if we intend to sell a fixed maturity security or it is more likely than not that we will need to sell it to meet our liabilities. This guidance does not allow for retrospective application, therefore the OTTI charge recorded in the first quarter of 2009 as well as for prior year periods are based on previous OTTI accounting guidance (i.e. the difference between the fair value and amortized cost of a debt security in an unrealized loss position). Accordingly, the 2010 first quarter OTTI charge is not comparable with the 2009 first quarter OTTI charge.

The following table summarizes our OTTI recognized in earnings by asset class:

Three months ended March 31,	2010	2009

Fixed maturities:
Corporate debt	$1,650	$11,422
Residential MBS	1,064	3,696
ABS	1,126	11,267

	3,840	26,385

Equities	1,668	3,516

Total OTTI recognized in earnings	$5,508	$29,901

Fixed maturities:

The OTTI charges in first quarter of 2010 were significantly lower when compared with the same quarter of 2009, primarily due to a change in accounting principle for OTTI charges recognized in earnings (as noted above) and the return of stability in the credit markets. The 2009 OTTI charges on corporate debt were related to the subordinated debt of certain U.S. and foreign banks while charges on non-agency residential MBS and ABS were largely due to exposures to alternative-A and sub-prime collateral.

Equities:

The OTTI losses on equities in the first quarters of 2010 and 2009 are due to the severity and duration of the unrealized loss positions, for which we concluded the forecasted recovery period was too uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned.

Fair Value Hedges

Due to the significant volatility in the Euro vs. U.S. dollar currencies in 2008, we implemented a fair value hedging program to hedge un-matched foreign currency exposures. During the first quarters of 2010 and 2009, our hedging program was effective, generating gains of less than 2% of notional balances.

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

Three months ended March 31,	2010	2009

Net investment income	$104,619	$99,292
Net realized investments gains (losses)	16,176	(40,597)
Change in net unrealized gains/losses, net of currency hedges	85,259	(59,442)

Total	$206,054	$(747)

Average cash and investments (1)	$11,742,385	$10,456,278

Total return on average cash and investments, pre-tax (2)	1.8%	(0.0% )

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.
(2)	Non-annualized.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	March 31, 2010		December 31, 2009
	Fair Value	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost
Fixed maturities	$9,649,199	$9,499,645	$9,718,355	$9,628,287
Equities	201,920	192,486	204,375	195,011
Other investments	538,917	548,944	570,276	585,414
Short-term investments	143,937	143,937	129,098	129,098

Total investments	$10,533,973	$10,385,012	$10,622,104	$10,537,810

Cash and cash equivalents (1)	$1,510,027	$1,510,027	$864,054	$864,054

(1)	Includes restricted cash and cash equivalents of $131 million and $75 million for 2010 and 2009, respectively.

The amortized cost/cost of our total investments decreased by $153 million from December 31, 2009, primarily as a result of redemption of fixed maturities to fund share repurchases. Cash and cash equivalents increased by $646 million, primarily due to receipt of the $495 million net proceeds from our senior notes offering in March 2010.

The decrease of $88 million in the fair value of our total investments during the quarter was primarily due to net sales offset by improved valuation on our investments. Valuations for our fixed maturities improved due to additional tightening of credit spreads during the current quarter. Global equity indices rose again this quarter but the improved valuation on our equities portfolio was offset by negative movement in foreign exchange rates, mostly the Euro and Sterling against the U.S. dollar. Our other investments portfolio had a strong quarter with growth being driven by pricing improvements on our hedge and credit fund holdings primarily due to continuing strong performance in the global equity and credit markets.

The total change in net unrealized gains (losses) on our available-for-sale investment portfolio for the first quarter of 2010 was as follows:

	Net Unrealized Gains (Losses) at March 31, 2010	Net Unrealized Gains (Losses) at December 31, 2009	Change in 2010

Fixed maturities:
U.S. government and agency	$6,697	$(3,215)	$9,912
Non-U.S. government	(6,746)	8,971	(15,717)
Corporate debt	114,135	98,316	15,819
Residential MBS	17,818	1,848	15,970
Commercial MBS	15,485	(17,418)	32,903
ABS	(10,340)	(12,692)	2,352
Municipals	12,505	14,258	(1,753)

Total fixed maturities	$149,554	$90,068	$59,486

Equities:
Common stock	$9,434	$9,364	$70

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	March 31, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agencies	$1,334,066	14%	$1,856,659	19%
Non-U.S. government	678,897	7%	696,814	7%
Corporate debt	3,861,909	40%	3,580,766	37%
Residential MBS	1,873,463	19%	1,779,641	18%
Commercial MBS	700,143	7%	662,811	7%
ABS	562,919	6%	443,139	5%
Municipals	637,802	7%	698,525	7%

Total	$9,649,199	100%	$9,718,355	100%

Credit ratings: (1)
U.S. government and agencies	$1,334,066	14%	$1,856,659	19%
AAA (2)	4,023,296	41%	4,007,688	41%
AA	1,021,048	11%	914,454	9%
A	1,844,404	19%	1,760,929	18%
BBB	1,268,981	13%	1,036,359	11%
Below BBB (3)	157,404	2%	142,266	2%

Total	$9,649,199	100%	$9,718,355	100%

(1)	As assigned by S&P. In the absence of an S&P rating, we used the lower rating established by Moody’s or Fitch
(2)	Includes U.S. government-sponsored agency residential MBS and commercial MBS
(3)	Non-investment grade securities

During the current quarter, the majority of new investments were made in high-grade corporate debt securities to take advantage of higher yields while maintaining the same overall credit quality profile for the investment portfolio. We also reduced our U.S. government and agencies holdings and allocated the proceeds to corporate debt and structured securities due to our positive outlook for further credit spread tightening as the global economy continue to recover in 2010. At March 31, 2010, fixed maturities had an approximate average duration of 2.9 years (2009: 3.1 years). When incorporating cash and cash equivalents into this calculation, the average duration at March 31, 2010 was 2.5 years (2009: 2.8 years).

At March 31, 2010, the weighted average credit rating of our fixed maturities portfolio was AA (2009: AA). To calculate the weighted average credit rating, we assigned points to each rating with 30 points for the highest rating (U.S. government and agencies) and 2 points for the lowest rating (D) and used the average the weighted average market values of the individual securities. Securities that are not rated by S&P, Moody’s or Fitch are excluded from the weighted average calculation. At March 31, 2010, the fair value of securities not rated totaled $27 million (2009: $21 million).

The non-investment grade securities reported in the above table are predominantly the result of downgrades subsequent to our initial purchases. We continue to hold these non-investment grade securities as we believe there is good return prospect based on their respective fundamentals. The increase in non-investment grade holdings since December 31, 2009, was primarily due to downgrades and, to a lesser extent, improved valuations of several non-agency residential MBS issues and corporate debt issues along with a small number of municipals and ABS.

Gross Unrealized Losses:

At March 31, 2010, the gross unrealized losses on our fixed maturities portfolio were $105 million (2009: $134 million). The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position.

	March 31, 2010			December 31, 2009
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$2,595,736	$(51,636)	61%	$3,313,450	$(47,697)	42%
10-20%	68,941	(12,348)	14%	168,116	(30,904)	27%
20-30%	45,270	(15,023)	18%	66,169	(19,902)	17%
30-40%	2,785	(1,481)	2%	17,851	(9,263)	8%
40-50%	440	(352)	0%	696	(552)	1%
> 50%	2,678	(4,126)	5%	3,538	(6,154)	5%

Total	$2,715,850	$(84,966)	100%	$3,569,820	$(114,472)	100%

At March 31, 2010, the gross unrealized losses greater than 50% of amortized cost remaining on investment grade fixed maturities comprise non-agency CMBS and ABS where we do not anticipate credit losses. These securities have a weighted average credit rating of BBB+ by S&P. The greater than 50% severity of unrealized loss at December 31, 2009, consisted primarily of non-agency RMBS, non-agency CMBS and ABS where we did not anticipate credit losses. These securities had a weighted average credit rating of AA- by S&P. The decrease in this balance since December 31, 2009 was primarily due to the significant improvement in the pricing of one AAA-rated non-agency RMBS during the first quarter of 2010. The gross unrealized losses for the other ranges of severity noted in the above table have shifted to lower severity bands in the current quarter primarily due to the recovery of the global financial markets.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all below non-investment grade fixed maturities in an unrealized loss position at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$46,439	$(978)	5%	$59,464	$(1,866)	10%
10-20%	37,547	(7,402)	36%	20,993	(4,614)	23%
20-30%	7,484	(2,491)	12%	6,039	(2,160)	11%
30-40%	13,971	(7,497)	37%	11,914	(6,855)	35%
40-50%	2,110	(1,607)	8%	3,756	(3,227)	16%
> 50%	244	(464)	2%	373	(994)	5%

Total	$107,795	$(20,439)	100%	$102,539	$(19,716)	100%

The greater than 50% severity of unrealized loss at March 31, 2010, relates primarily related to non-agency RMBS and ABS where we do not anticipate credit losses. Although the total gross unrealized losses for non-investment grade securities has not changed significantly, there has been a general improvement in the mix within the table as only 10% have gross unrealized losses of greater than 40% of amortized cost, compared to 21% at December 31, 2009.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	March 31, 2010		December 31, 2009

Hedge funds	$96,918	18.0%	$94,630	16.6%
Funds of hedge funds	227,618	42.2%	256,877	45.0%

Total hedge funds	324,536	60.2%	351,507	61.6%

Distressed securities	22,964	4.3%	22,957	4.0%
Long/short credit	81,373	15.1%	84,392	14.8%

Total credit funds	104,337	19.4%	107,349	18.8%

CLO - equity tranched securities	58,593	10.9%	61,332	10.8%
Short duration high yield fund	51,451	9.5%	50,088	8.8%

Total other investments	$538,917	100.0%	$570,276	100.0%

The decrease in the fair value of our total hedge funds investment in 2010 reflects $33 million of redemptions, offset by $6 million of improved valuations as a result of the strong global equity markets. Similarly, the decrease in fair value of our credit funds investment in the current quarter was due to $9 million of distributions, offset by $6 million of improved valuations due to strong performance of its underlying collateral. Certain hedge and credit fund investments may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. Refer to Item 1, Note 3 (b) of our Consolidated Financial Statements for further details.

The decrease in the fair value of the CLO – equity tranched securities in the quarter is primarily due to $5 million of cash distributions collected during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a general discussion of our liquidity and capital resources. During the first quarter of 2010, we completed a senior note issuance and continued executions of common stock repurchases under the program authorized by our Board of Directors.

The following table summarizes our consolidated capitalization for the periods indicated:

	March 31, 2010	December 31, 2009

Long-term debt	$993,712	$499,476

Preferred shares	500,000	500,000
Common equity	4,876,019	5,000,244

Shareholders’ equity	5,376,019	5,500,244

Total capitalization	$6,369,731	$5,999,720

Ratio of debt to total capitalization	15.6%	8.3%

Ratio of debt and preferred equity to total capital	23.5%	16.7%

On March, 23, 2010, AXIS Specialty Finance, an indirect wholly-owned subsidiary of AXIS Capital, issued ten-year senior notes with a $500 million aggregate principal amount, maturing on June 1, 2020. These notes bear interest at a rate of 5.875%, payable semi-annually in arrears. AXIS Capital has fully and unconditionally guaranteed all the obligations of AXIS Specialty Finance under these notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all of its other senior obligations. The related indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants at March 31, 2010.

We intend to use the net proceeds from senior notes offering for general corporate purposes. The issuance of this debt has increased our ratios of debt to total capitalization and debt and preferred equity to total capital to 15.6% and 23.5%, respectively, from 8.3% and 16.7%, as of December 31, 2009.

At March 31, 2010, our common equity was $4.9 billion, compared to $5.0 billion at December 31, 2009. The following table reconciles our opening and closing common equity position:

Three months ended March 31,	2010

Common equity - opening	$5,000,244
Net income	121,031
Change in unrealized appreciation on available for sale investments, net of tax	80,306
Share repurchases	(297,567)
Common share dividends	(31,453)
Preferred share dividends	(9,219)
Share-based compensation and other	12,677

Common equity - closing	$4,876,019

During the first quarter of 2010, we repurchased common shares in the open market for a total of $287 million (refer to Part II, Item 2 ‘Unregistered Sales of Equity Securities and Use of Proceeds’ for additional information). Subsequent to March 31, 2010, and through April 23, 2010, we repurchased additional common shares for $60 million. As of April 23, 2010, approximately $194 million remains available under our repurchase program.

We continue to anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under most loss scenarios, as well as our other contractual commitments, through the foreseeable future.

COMMITMENTS AND CONTINGENCIES

There have been no material changes in our commitments or contingencies since December 31, 2009. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, which include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our Consolidated Financial Statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2009 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Premiums

•	Fair Value Measurements

•	Other-Than-Temporary Impairments (OTTI)

Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2009 for qualitative discussions on our Critical Accounting Estimates.

NEW ACCOUNTING STANDARDS

See Item 1, Note 1 to the Consolidated Financial Statements for a discussion of new accounting standards we have recently adopted and recently issued accounting pronouncements we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2010, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we have presented operating income, which is a “non-GAAP financial measure” as defined in Regulation G. Operating income represents after-tax operational results without consideration of after-tax net realized investment gains (losses). In addition, we have presented diluted operating earnings per share and operating return on average common equity (“operating ROACE”), which are derived from the non-GAAP operating income measure. These measures can be reconciled to the nearest GAAP financial measures as follows:

Three months ended March 31,	2010	2009

Operating income	$95,650	$155,811
Net realized investment gains (losses), net of tax (1)	16,162	(40,132)

Net income available to common shareholders	$111,812	$115,679

Operating income per share - diluted	$0.67	$1.05
Net realized investment gains (losses), net of tax	0.12	(0.27)

Net income per share - diluted	$0.79	$0.78

Weighted average common shares and common share equivalents - diluted	142,176	149,023

Average common shareholders’ equity	$4,938,132	$3,976,939

ROACE (annualized)	9.1%	11.6%

Operating ROACE (annualized)	7.7%	15.7%

(1)	Tax impact of $14 and ($465) for the three months ended March 31, 2010 and 2009, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This presentation includes the use of “operating income” and “annualized operating return on average common equity” which is based on the “operating income” measure. Although the investment of premiums to generate income and realized investment gains (or losses) is an integral part of our operations, the determination to realize investment gains (or losses) is independent of the underwriting process and is heavily influenced by the availability of market opportunities. Furthermore, many users believe that the timing of the realization of investment gains (or losses) are somewhat opportunistic for many companies. In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (losses) to understand the profitability of recurring sources of income.

We believe that showing net income available to common shareholders exclusive of net realized gains (losses) reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us and the insurance industry as a whole generally exclude realized gains (losses) from their analyses for the same reasons.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to Item 7A, included in our 2009 Form 10-K. There have been no material changes to this item since December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended March 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Announced Plans or Programs (b)
January 1-31, 2010	3,679,758	$28.35	3,405,014	$445.5 million
February 1-28, 2010	3,350,691	$29.70	3,276,300	$348.1 million
March 1-31, 2010	2,962,407	$31.63	2,957,700	$254.6 million
Total	9,992,856		9,639,014	$254.6 million
(a)	Share repurchases relating to withhold to cover tax liabilities upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On December 6, 2007, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $400 million of our common shares until December 31, 2009.

On December 10, 2009, our Board of Directors extended the above repurchase plan until December 31, 2011. Further, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $500 million of our common shares to be effected from time to time in the open market or in privately negotiated transactions. This share repurchase plan will expire on December 31, 2011.

ITEM 5.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

4.4	Senior Indenture among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of March 23, 2010.

4.5	Form of 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2010

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)