Form 10-Q
period 2010-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2010-08-04
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 26, 2010 there were 119,982,422 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

PART I	FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-looking Statements

This quarterly report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report may include information regarding our estimates of losses related to catastrophes and other large losses, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity prices, credit spreads and foreign currency rates. Forward-looking statements only reflect our expectations and are not guarantees of performance.

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

•

the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	2010	2009
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2010: $9,880,475; 2009: $9,628,287)	$10,064,335	$9,718,355
Equity securities, available for sale, at fair value (Cost 2010: $218,303; 2009: $195,011)	201,173	204,375
Other investments, at fair value	547,873	570,276
Short-term investments, at amortized cost	131,104	129,098

Total investments	10,944,485	10,622,104
Cash and cash equivalents	1,092,616	788,614
Restricted cash and cash equivalents	104,927	75,440
Accrued interest receivable	94,686	89,559
Insurance and reinsurance premium balances receivable	1,722,586	1,292,877
Reinsurance recoverable on unpaid and paid losses	1,545,080	1,424,172
Deferred acquisition costs	419,191	302,320
Prepaid reinsurance premiums	271,700	301,885
Securities lending collateral	107,167	129,814
Net receivable for investments sold	—	12,740
Goodwill and intangible assets	90,473	91,505
Other assets	165,369	175,494

Total assets	$16,558,280	$15,306,524

Liabilities
Reserve for losses and loss expenses	$6,718,776	$6,564,133
Unearned premiums	2,781,101	2,209,397
Insurance and reinsurance balances payable	199,463	173,156
Securities lending payable	108,167	132,815
Senior notes	993,843	499,476
Other liabilities	181,959	227,303
Net payable for investments purchased	79,669	—

Total liabilities	11,062,978	9,806,280

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2010: 154,549; 2009: 152,465 shares issued and 2010: 120,254; 2009: 132,140 shares outstanding)	1,930	1,903
Additional paid-in capital	2,038,158	2,014,815
Accumulated other comprehensive income	221,856	85,633
Retained earnings	3,824,111	3,569,411
Treasury shares, at cost (2010: 34,295; 2009: 20,325 shares)	(1,090,753)	(671,518)

Total shareholders’ equity	5,495,302	5,500,244

Total liabilities and shareholders’ equity	$16,558,280	$15,306,524

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Three months ended		Six months ended
	2010	2009	2010	2009
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$735,027	$706,770	$1,431,219	$1,372,129
Net investment income	82,584	112,220	187,203	211,512
Other insurance related income (loss)	217	(14,261)	843	(23,656)
Net realized investment gains (losses):
Other-than-temporary impairment losses	(7,533)	(22,896)	(14,490)	(52,796)
Portion of impairment losses transferred to other comprehensive income	107	1,443	1,556	1,443
Other realized investment gains (losses)	32,045	(2,225)	53,729	(12,922)

Total net realized investment gains (losses)	24,619	(23,678)	40,795	(64,275)

Total revenues	842,447	781,051	1,660,060	1,495,710

Expenses
Net losses and loss expenses	403,370	378,252	871,632	766,251
Acquisition costs	124,176	103,309	240,825	205,285
General and administrative expenses	106,062	86,949	205,831	173,506
Foreign exchange losses (gains)	(27,229)	24,184	(35,376)	23,795
Interest expense and financing costs	15,697	7,971	24,385	15,892

Total expenses	622,076	600,665	1,307,297	1,184,729

Income before income taxes	220,371	180,386	352,763	310,981
Income tax expense	6,300	12,006	17,661	17,703

Net income	214,071	168,380	335,102	293,278

Preferred share dividends	9,219	9,219	18,438	18,438

Net income available to common shareholders	$204,852	$159,161	$316,664	$274,840

Weighted average common shares and common share equivalents:
Basic	121,766	137,849	124,961	137,586

Diluted	135,665	149,861	138,899	149,448

Earnings per common share:
Basic	$1.68	$1.15	$2.53	$2.00

Diluted	$1.51	$1.06	$2.28	$1.84

Cash dividends declared per common share	$0.21	$0.20	$0.42	$0.40

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Three months ended		Six months ended
	2010	2009	2010	2009
	(in thousands)
Net income	$214,071	$168,380	$335,102	$293,278
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized gains arising during the period	75,000	254,295	169,589	155,046
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(107)	(1,443)	(1,556)	(1,443)
Adjustment for re-classification of realized investment (gains) losses and net impairment losses recognized in net income	(17,384)	23,103	(30,218)	64,636
Foreign currency translation adjustment	(1,108)	1,300	(1,592)	(1,667)

Comprehensive income	$270,472	$445,635	$471,325	$509,850

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(in thousands)
Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,903	1,878
Shares issued	27	22

Balance at end of period	1,930	1,900

Additional paid-in capital
Balance at beginning of period	2,014,815	1,962,779
Shares issued	1,430	13
Stock options exercised	2,641	920
Share-based compensation expense	19,272	25,791

Balance at end of period	2,038,158	1,989,503

Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available for sale investments, net of tax:
Balance at beginning of period	87,438	(702,548)
Cumulative effect of change in accounting principle (see Note 3(d))	—	(38,334)
Unrealized gains arising during the period, net of reclassification adjustment	139,371	219,682
Portion of other-than-temporary impairment losses	(1,556)	(1,443)

Balance at end of period	225,253	(522,643)

Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	803	—
Foreign currency translation adjustment	(1,592)	(1,667)

Balance at end of period	(789)	(1,667)

Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(2,608)	(3,951)
Net actuarial gain (loss)	—	—

Balance at end of period	(2,608)	(3,951)

Balance at end of period	221,856	(528,261)

Retained earnings
Balance at beginning of period	3,569,411	3,198,492
Cumulative effect of change in accounting principle, net of tax (see Note 3(d))	—	38,334
Net income	335,102	293,278
Series A and B preferred share dividends	(18,438)	(18,438)
Common share dividends	(61,964)	(64,155)

Balance at end of period	3,824,111	3,447,511

Treasury shares, at cost
Balance at beginning of period	(671,518)	(495,609)
Shares repurchased for treasury	(419,235)	(5,925)

Balance at end of period	(1,090,753)	(501,534)

Total shareholders’ equity	$5,495,302	$4,909,119

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$335,102	$293,278
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(40,795)	64,275
Loss on insurance derivative contract	—	25,000
Net realized and unrealized gains of other investments	(14,280)	(26,110)
Amortization of fixed maturities	24,232	5,319
Other amortization and depreciation	6,175	6,684
Share-based compensation expense	19,272	25,791
Changes in:
Accrued interest receivable	(5,127)	(8,129)
Reinsurance recoverable balances	(120,908)	(65,210)
Deferred acquisition costs	(116,871)	(101,753)
Prepaid reinsurance premiums	30,185	(17,441)
Reserve for loss and loss expenses	154,643	317,111
Unearned premiums	571,704	508,624
Insurance and reinsurance balances, net	(403,402)	(545,665)
Other items	98,312	(30,332)

Net cash provided by operating activities	538,242	451,442

Cash flows from investing activities:
Purchases of:
Fixed maturities	(5,436,355)	(5,251,298)
Equity securities	(55,537)	(24,689)
Other investments	(20,000)	(91,800)
Proceeds from the sale of:
Fixed maturities	4,788,803	3,871,643
Equity securities	27,772	44,967
Other investments	56,682	60,420
Proceeds from redemption of fixed maturities	482,894	497,681
Net (purchases) sales of short-term investments	(1,819)	102,660
Purchase of other assets	(4,994)	(39,660)
Change in restricted cash and cash equivalents	(29,487)	6,272

Net cash used in investing activities	(192,041)	(823,804)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	494,870	—
Repurchase of shares	(419,235)	(5,925)
Dividends paid - common shares	(57,439)	(59,562)
Dividends paid - preferred shares	(18,438)	(18,438)
Proceeds from issuance of common shares	4,098	955

Net cash (used in) provided by financing activities	3,856	(82,970)

Effect of exchange rate changes on foreign currency cash	(46,055)	21,794

Increase (decrease) in cash and cash equivalents	304,002	(433,538)
Cash and cash equivalents - beginning of period	788,614	1,697,581

Cash and cash equivalents - end of period	$1,092,616	$1,264,043

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at June 30, 2010 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the periods ended June 30, 2010 and 2009 have not been audited. The balance sheet at December 31, 2009 is derived from our audited financial statements.

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

Fair Value Measurement and Disclosures

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

Consolidations

Effective January 1, 2010, we adopted amended FASB guidance related to the consolidation of variable interest entities (“VIEs”). This new guidance modifies the approach for determining the primary beneficiary of a VIE by eliminating the initial quantitative assessment and requiring ongoing qualitative reassessments. The adoption of this guidance did not impact our results of operations or financial condition.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards Not Yet Adopted

Embedded Credit Derivatives

In March 2010, the FASB issued new guidance clarifying the scope exemption for embedded credit-derivative features. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. However, other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. Additional guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (“CDOs”) and synthetic CDOs are subject to bifurcation and separate accounting. To simplify compliance with this new guidance, an entity may make a one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This new guidance is effective as of July 1, 2010, with early adoption being permitted at April 1, 2010. We do not anticipate the adoption of this guidance will significantly impact our results of operations, financial condition or liquidity.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued new guidance requiring disclosures about the nature of credit risk in financing receivables and how that risk is analyzed in determining the related allowance for credit losses, as well as details on changes in the allowance for credit losses during the reporting period. Financing receivables are defined to include instruments such as certain trade receivables, notes receivable and lease receivables, in addition to instruments more traditionally associated with an allowance for credit losses, such as consumer and commercial lending agreements. The new disclosure requirements related to information at the end of a reporting period will become effective at October 1, 2010, while requirements related to activity that occurred during a reporting period will become effective at January 1, 2011. We are presently evaluating the disclosure impact of the adoption of this guidance.

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

The following tables summarize the underwriting results of our operating segments for the periods indicated and the carrying values of goodwill and intangible assets at June 30, 2010 and 2009:

	2010			2009
Three months ended June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$612,893	$326,980	$939,873	$526,764	$387,877	$914,641
Net premiums written	466,880	322,058	788,938	313,136	387,877	701,013
Net premiums earned	301,652	433,375	735,027	298,975	407,795	706,770
Other insurance related income (loss)	217	-	217	(14,956)	695	(14,261)
Net losses and loss expenses	(155,494)	(247,876)	(403,370)	(187,211)	(191,041)	(378,252)
Acquisition costs	(40,567)	(83,609)	(124,176)	(28,306)	(75,003)	(103,309)
General and administrative expenses	(64,045)	(22,817)	(86,862)	(52,893)	(17,525)	(70,418)

Underwriting income	$41,763	$79,073	120,836	$15,609	$124,921	140,530

Corporate expenses			(19,200)			(16,531)
Net investment income			82,584			112,220
Net realized investment gains (losses)			24,619			(23,678)
Foreign exchange (losses) gains			27,229			(24,184)
Interest expense and financing costs			(15,697)			(7,971)

Income before income taxes			$220,371			$180,386

Net loss and loss expense ratio	51.6%	57.2%	54.9%	62.6%	46.8%	53.5%
Acquisition cost ratio	13.4%	19.3%	16.9%	9.5%	18.4%	14.6%
General and administrative expense ratio	21.2%	5.3%	14.4%	17.7%	4.3%	12.3%

Combined ratio	86.2%	81.8%	86.2%	89.8%	69.5%	80.4%

Goodwill and intangible assets	$90,473	$-	$90,473	$95,058	$-	$95,058

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2010			2009
Six months ended June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total
Gross premiums written	$985,822	$1,379,252	$2,365,074	$890,922	$1,347,214	$2,238,136
Net premiums written	673,692	1,358,881	2,032,573	525,151	1,338,163	1,863,314
Net premiums earned	557,933	873,286	1,431,219	574,598	797,531	1,372,129
Other insurance related income (loss)	843	-	843	(24,761)	1,105	(23,656)
Net losses and loss expenses	(286,197)	(585,435)	(871,632)	(339,915)	(426,336)	(766,251)
Acquisition costs	(71,708)	(169,117)	(240,825)	(54,509)	(150,776)	(205,285)
General and administrative expenses	(125,655)	(44,668)	(170,323)	(103,374)	(35,796)	(139,170)

Underwriting income	$75,216	$74,066	149,282	$52,039	$185,728	237,767

Corporate expenses			(35,508)			(34,336)
Net investment income			187,203			211,512
Net realized investment gains (losses)			40,795			(64,275)
Foreign exchange (losses) gains			35,376			(23,795)
Interest expense and financing costs			(24,385)			(15,892)

Income before income taxes			$352,763			$310,981

Net loss and loss expense ratio	51.3%	67.0%	60.9%	59.2%	53.5%	55.8%
Acquisition cost ratio	12.9%	19.4%	16.8%	9.4%	18.9%	15.0%
General and administrative expense ratio	22.5%	5.1%	14.4%	18.0%	4.5%	12.6%

Combined ratio	86.7%	91.5%	92.1%	86.6%	76.9%	83.4%

Goodwill and intangible assets	$90,473	$-	$90,473	$95,058	$-	$95,058

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(3)
At June 30, 2010
Fixed maturities
U.S. government and agency	$1,394,728	$33,738	$(36)	$1,428,430	$-
Non-U.S. government	784,486	5,742	(35,460)	754,768	-
Corporate debt	3,971,256	154,373	(63,651)	4,061,978	(491)
Agency MBS(1)	1,641,101	64,380	(377)	1,705,104	-
Non-Agency CMBS	583,506	29,004	(3,009)	609,501	(264)
Non-Agency RMBS	234,834	2,218	(16,079)	220,973	(10,199)
ABS(2)	661,375	8,791	(15,229)	654,937	(4,098)
Municipals	609,189	21,874	(2,419)	628,644	(389)

Total fixed maturities	$9,880,475	$320,120	$(136,260)	$10,064,335	$(15,441)

Equity securities	$218,303	$9,058	$(26,188)	$201,173

At December 31, 2009
Fixed maturities
U.S. government and agency	$1,859,874	$8,511	$(11,726)	$1,856,659	$-
Non-U.S. government	687,843	11,937	(2,966)	696,814	-
Corporate debt	3,482,450	126,093	(27,777)	3,580,766	(6,071)
Agency MBS(1)	1,529,208	41,425	(4,374)	1,566,259	-
Non-Agency CMBS	670,949	10,545	(28,283)	653,211	(505)
Non-Agency RMBS	257,865	324	(35,207)	222,982	(8,673)
ABS(2)	455,831	6,926	(19,618)	443,139	(10,798)
Municipals	684,267	18,495	(4,237)	698,525	(389)

Total fixed maturities	$9,628,287	$224,256	$(134,188)	$9,718,355	$(26,436)

Equity securities	$195,011	$17,834	$(8,470)	$204,375

(1)	Agency mortgage-backed securities (MBS) include agency residential MBS (RMBS) and agency commercial MBS (CMBS).
(2)	Asset-backed securities (ABS) include debt tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (CLOs) and collaterlized debt obligations (CDOs).
(3)	Represents the non-credit component of the other-than-temporary impairment (OTTI) losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

In the normal course of investing activities, we make passive investments in structured securities (variable interests) issued by VIEs. These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge and credit funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 3(b)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs and accordingly we are not the primary beneficiary for any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Gross Unrealized Loss

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

At June 30, 2010	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. government and agency	$2,081	$(8)	$23,286	$(28)	$25,367	$(36)
Non-U.S. government	-	-	421,555	(35,460)	421,555	(35,460)
Corporate debt	37,293	(5,532)	797,596	(58,119)	834,889	(63,651)
Agency MBS	2,219	(132)	94,323	(245)	96,542	(377)
Non-Agency CMBS	38,122	(2,912)	15,449	(97)	53,571	(3,009)
Non-Agency RMBS	114,434	(15,771)	27,085	(308)	141,519	(16,079)
ABS	44,535	(15,014)	74,218	(215)	118,753	(15,229)
Municipals	19,687	(1,802)	40,967	(617)	60,654	(2,419)

Total fixed maturities	$258,371	$(41,171)	$1,494,479	$(95,089)	$1,752,850	$(136,260)

Equity securities	$12,370	$(6,059)	$131,912	$(20,129)	$144,282	$(26,188)

At December 31, 2009

Fixed maturities
U.S. government and agency	$22,902	$(915)	$1,252,602	$(10,811)	$1,275,504	$(11,726)
Non-U.S. government	-	-	352,313	(2,966)	352,313	(2,966)
Corporate debt	160,213	(19,245)	630,678	(8,532)	790,891	(27,777)
Agency MBS	1,587	(80)	427,025	(4,294)	428,612	(4,374)
Non-Agency CMBS	273,845	(27,180)	79,561	(1,103)	353,406	(28,283)
Non-Agency RMBS	181,700	(32,787)	13,042	(2,420)	194,742	(35,207)
ABS	51,626	(18,721)	94,008	(897)	145,634	(19,618)
Municipals	13,432	(1,624)	117,825	(2,613)	131,257	(4,237)

Total fixed maturities	$705,305	$(100,552)	$2,967,054	$(33,636)	$3,672,359	$(134,188)

Equity securities	$31,368	$(6,025)	$86,947	$(2,445)	$118,315	$(8,470)

Fixed Maturities

At June 30, 2010, 583 fixed maturities (2009: 832) were in an unrealized loss position of $136 million (2009: $134 million) of which $17 million (2009: $20 million) of this balance was related to securities below investment grade or not rated.

At June 30, 2010, 183 (2009: 312) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $258 million (2009: $705 million). These securities were primarily corporate debt, non-agency CMBS, non-agency RMBS, and ABS with a weighted average S&P credit rating of BBB+, AA-, BBB+, and BB-, respectively. We concluded that these securities as well as the remaining securities in an unrealized loss position are temporarily depressed and are expected to recover in value as the securities approach maturity or as market spreads return to more normalized levels. Further, at June 30, 2010, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Equity Securities

At June 30, 2010, 138 securities (2009: 95) were in an unrealized loss position and 44 of these securities (2009: 56) have been in a continuous unrealized loss position for 12 months or greater. Based on our OTTI quarterly review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at June 30, 2010 and December 31, 2009.

b)	Other Investments

The table below shows our portfolio of other investments reported at fair value:

	June 30, 2010		December 31, 2009

Hedge funds	$110,968	20.3%	$94,630	16.6%
Funds of hedge funds	225,456	41.1%	256,877	45.0%

Total hedge funds	336,424	61.4%	351,507	61.6%

Distressed securities	22,989	4.2%	22,957	4.0%
Long/short credit	78,108	14.2%	84,392	14.8%

Total credit funds	101,097	18.4%	107,349	18.8%

CLO - equity tranched securities	58,566	10.7%	61,332	10.8%
Short duration high yield fund	51,786	9.5%	50,088	8.8%

Total other investments	$547,873	100.0%	$570,276	100.0%

The major categories and related investment strategies for our investments in hedge and credit funds are as follows:

Hedge Fund Type	Investment Strategy
Hedge funds	Seek to achieve attractive risk-adjusted returns primarily through multi-strategy and long/short equity approaches. Multi-strategy funds invest in a variety of asset classes on a long and short basis and may employ leverage. Long/short equity funds invest primarily in equity securities (or derivatives) on a long and short basis and may employ leverage.

Funds of hedge funds	Seek to achieve attractive risk-adjusted returns by investing in a large pool of hedge funds across a diversified range of hedge fund strategies.

In aggregate, 94% of our hedge fund allocation is redeemable within one year and 100% is redeemable within two years, subject to prior written redemption notice varying from 45 to 95 days. This includes recognition of certain funds we hold which restrict new investor redemptions during a lock-up period. A lock-up period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. Another common restriction is the suspension of redemptions (known as “gates”) which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets or to prevent certain adverse regulatory, or any other reasons that may render the manager unable to promptly and accurately calculate the fund’s net asset value. During the six months ended June 30, 2010 and 2009, no gates were imposed on our redemption requests. At June 30, 2010, the only redemptions receivable relate to a December 31, 2009 redemption whereby $2 million is being held back until the completion of the fund’s annual audit.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Additionally, certain hedge funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a designated account. Generally, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. At June 30, 2010, the fair value of our hedge funds held in side-pockets was $4 million (2009: $4 million).

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

At June 30, 2010, we had $45 million of a long/short credit fund that we do not have the ability to liquidate at our own discretion as the fund is beyond its investment period and is currently distributing capital to its investors. Of the remaining credit fund holdings, 32% of the carrying value has annual or semi-annual liquidity and 68% has quarterly liquidity, subject to prior written redemption notice varying from 65 to 95 days. At June 30, 2010 and December 31, 2009, none of our credit funds had established side-pockets.

At June 30, 2010, we have no unfunded commitments relating to our investments in hedge and credit funds.

c)	Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Fixed maturities	$86,772	$100,901	$177,890	$192,598
Other investments	(1,985)	11,868	14,280	18,738
Cash and cash equivalents	989	2,032	2,724	4,888
Equities	1,332	1,392	1,920	1,763
Short-term investments	207	177	427	443

Gross investment income	87,315	116,370	197,241	218,430
Investment expenses	(4,731)	(4,150)	(10,038)	(6,918)

Net investment income	$82,584	$112,220	$187,203	$211,512

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

d)	Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Gross realized gains	$58,997	$23,502	$118,960	$84,582
Gross realized losses	(34,240)	(23,350)	(75,578)	(98,607)
Net OTTI recognized in earnings	(7,426)	(21,453)	(12,934)	(51,353)

Net realized gains (losses) on fixed maturities and equities	17,331	(21,301)	30,448	(65,378)

Change in fair value of investment derivatives(1)	2,988	(391)	2,830	1,009

Fair value hedges:(1)
Derivative instruments	57,296	(26,713)	92,223	(6,648)
Hedged investments	(52,996)	24,727	(84,706)	6,742

Net realized investment gains (losses)	$24,619	$(23,678)	$40,795	$(64,275)

(1)	Refer to Note 6 – Derivative Instruments

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Fixed maturities:
Corporate debt	$-	$1,604	$1,650	$13,026
Agency MBS	-	344	-	344
Non-Agency CMBS	325	10,843	325	10,843
Non-Agency RMBS	2,879	2,622	3,943	7,602
ABS	-	-	1,126	9,983
Municipals	19	-	19	-

	3,223	15,413	7,063	41,798
Equities	4,203	6,040	5,871	9,555

Total OTTI recognized in earnings	$7,426	$21,453	$12,934	$51,353

On April 1, 2009, we adopted a new accounting standard which amended the previous OTTI recognition model for fixed maturities. For securities in an unrealized loss position that we intend to sell at the end of the reporting period, we recognized the entire unrealized loss position as a credit loss in earnings. For the remaining impaired fixed maturities, we have recorded only the estimated credit losses in earnings rather than the entire unrealized loss position. Because the new accounting standard does not allow for retrospective application, the OTTI amounts reported in the above table for the six months ended June 30, 2010, are not measured on the same basis as prior period amounts and accordingly these amounts are not comparable. The adoption of this new accounting standard on April 1, 2009 resulted in $38 million net after-tax increase to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss), resulting in no change to our shareholders’ equity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses, (“credit loss table”), before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$157,842	$-	$162,390	$-
Additions for:
Credit losses remaining in retained earnings related to adoption of accounting standard	-	45,347	-	45,347
Credit impairments recognized on securities not previously impaired	844	2,513	1,188	2,513
Additional credit impairments recognized on securities previously impaired	191	187	777	187
Increases due to changes in the timing of cash flows	-	-	25	-
Reductions for:
Decreases due to changes in the timing of cash flows	(460)	-	-	-
Securities previously impaired due to subsequent intent to sell	(65)	-	(65)	-
Securities sold/redeemed during the period	(11,389)	(10,818)	(17,352)	(10,818)

Balance at end of period	$146,963	$37,229	$146,963	$37,229

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

Corporate Debt:

Our projected cash flows for corporate debt securities, excluding medium-term notes (“MTNs”), are primarily driven by our assumptions regarding the probability of default and the severity associated with those defaults. Our default and loss severity rates are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. At December 31, 2009, the weighted average default rate and loss severity rate were 34% and 100%, respectively, for determining the credit losses on our impaired corporate debt securities. For the three and six months ended June 30, 2010, we have not impaired any corporate debt securities except for securities we intended to sell. Additionally, we have sold some previously impaired corporate debt, resulting in a decrease in credit loss impairments of $8 million and $8 million, respectively, in the above credit loss table.

For MTNs, our projected cash flows also include significant inputs such as future credit spreads and the use of leverage over the expected duration of each of the medium-term notes. At June 30, 2010, we have not modified our significant inputs since December 31, 2009, which were as follows:

Default rates, per annum	3% - 5%
Loss severity rates, per annum	45% - 70%
Collateral spreads, per annum	5.2% - 6.7%
Leveraged duration	6.5 - 8.5 years

Agency MBS:

For agency MBS in an unrealized loss position, we do not impair these securities as they represent AAA-rated holdings backed by either the explicit or implicit guarantee of the U.S. government. We believe the risk of loss in this asset class is very remote and linked to the overall credit-worthiness of the U.S. government. At June 30, 2010, the fair value of our agency MBS was $1.7 billion (2009: $1.6 billion), which included $0.4 million (2009: $4.4 million) of gross unrealized losses.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Non-agency CMBS:

Our investment in commercial MBS are diversified and rated highly with approximately 78% (2009: 79%) rated AAA by S&P, with a weighted average estimated subordination percentage of 28% at June 30, 2010 (2009: 27%). Based on discounted cash flows, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.

Non-agency RMBS:

For non-agency RMBS, we project expected cash flows to be collected by incorporating underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. At June 30, 2010, the fair value of our non-agency RMBS was $221 million (2009: $223 million), consisting primarily of $151 million (2009: $136 million) of Prime and $55 million (2009: $70 million) of Alt-A MBS.

We used the following weighted average significant inputs to estimate the credit loss for potentially impaired Prime and Alt-A MBS in an unrealized loss position at June 30, 2010:

Vintage	Fair Value	Default Rate	Delinquency Rate	Loss Severity Rate	Prepayment Rate
Prime:
Pre-2004	$10,915	1.2% - 2.0%	3.7% - 4.9%	1.8% - 21.7%	0.5% - 34.1%
2004	17,364	1.5%	3.7%	18.2%	27.2%
2005	17,287	1.6%	4.1%	19.8%	14.2%
2006	19,263	8.5%	22.2%	42.3%	31.3%
2007	14,460	4.0%	9.7%	27.0%	33.0%

	$79,289	3.7%	9.5%	25.1%	21.1%

Alt-A:
Pre-2004	$6,674	1.3% - 4.3%	4.3% - 7.7%	37.7% - 41.0%	10.0% - 12.5%
2004	18,882	4.4%	14.4%	31.9%	12.3%
2005	21,403	6.5%	18.2%	44.8%	8.5%
2006	—	—	—	—	—
2007	2,676	10.8%	35.8%	0.0%	7.9%

	$49,635	5.4%	16.0%	36.8%	10.3%

We used the following weighted average significant inputs to estimate the credit loss for potentially impaired Prime and Alt-A MBS in an unrealized loss position at December 31, 2009:

Vintage	Fair Value	Default Rate	Delinquency Rate	Loss Severity Rate	Prepayment Rate
Prime:
Pre-2004	$29,429	1.1% - 1.2%	2.3% - 5.1%	10.5% - 15.3%	19.1% - 26.5%
2004	10,515	2.4%	5.4%	26.5%	16.7%
2005	30,282	1.7%	4.0%	25.4%	14.5%
2006	16,892	13.6%	30.6%	44.9%	8.1%
2007	21,411	4.2%	10.5%	40.5%	11.7%

	$108,529	4.0%	9.4%	28.6%	14.7%

Alt-A:
Pre-2004	$5,386	1.4% - 2.4%	2.8% - 8.4%	38.9% - 40.5%	11.3% - 12.1%
2004	20,502	5.0%	13.7%	31.3%	12.4%
2005	36,954	4.6%	13.5%	33.3%	5.8%
2006	2,075	20.9%	51.6%	49.7%	11.3%
2007	3,458	23.3%	55.7%	54.9%	10.7%

	$68,375	5.9%	16.2%	34.8%	8.7%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

These significant inputs require significant management judgment and vary for each structured security based on the underlying property type, vintage, loan to collateral value ratio, geographic concentration, and current level of subordination. We also corroborate our credit loss estimate with the independent investment manager’s credit loss estimate for each structured debt security with a significant unrealized loss position.

For the three and six months ended June 30, 2010, based on expected cash flows to be collected, we have recorded additional credit losses of $2 million and $4 million, respectively, on non-agency RMBS.

ABS:

The majority of the unrealized losses on ABS at June 30, 2010 were related to CLO debt tranched securities. We used the following weighted average significant inputs to estimate the credit loss for these securities at June 30, 2010:

	June 30, 2010	December 31, 2009
Default rate, per annum	4.4%	4.4%
Loss severity rate, per annum	50.0%	50.0%
Collateral spreads, per annum	3.3%	3.1%

Our assumptions on default and loss severity rates are established based on an assessment of actual experience to date for each CLO debt tranche and review of recent credit rating agencies’ default and loss severity forecasts. Based on projected cash flows at June 30, 2010, we do not anticipate credit losses on the CLO debt tranched securities.

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

The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment.

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

Non-U.S. government

Non-U.S. government securities comprise bonds issued by non-U.S. governments and their agencies along with supranational organizations (also known as sovereign debt securities). The fair value of these securities is based on prices obtained from international indices or a valuation model that includes the following inputs: interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the sovereign bond in terms of issuer, maturity and seniority. As the significant inputs are observable market inputs, the fair value of non-U.S. government securities are classified within Level 2.

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our corporate debt securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3 and consisted primarily of private corporate debt securities at June 30, 2010.

MBS

Our portfolio of RMBS and CMBS are originated by both agencies and non-agencies. The fair values of these securities are determined through the use of a pricing model (including Option Adjusted Spread) which uses prepayment speeds and spreads to determine the appropriate average life of the MBS. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the significant inputs used to price MBS are observable market inputs, the fair values of the MBS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3 and consist primarily of certain non-agency RMBS and CMBS at June 30, 2010.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, credit card receivables, and CLO debt tranched securities originated by a variety of financial institutions. Similarly to MBS, the fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers or use a discounted cash flow model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. At June 30, 2010, the use of a discounted cash flow model was limited to our investment in CLO debt tranched securities and included the following significant inputs: default and loss severity rates, collateral spreads, and risk free yield curves (see Note 3(d) for quantitative inputs). As most of these inputs are unobservable, these securities are classified within Level 3.

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

The CLO – equity tranched securities (“CLO – Equities”) are classified within Level 3 as we estimate the fair value for these securities based on an discounted cash flow model due to the lack of observable, relevant trade in the secondary markets. At June 30, 2010, our discounted cash flow model included the following significant unobservable inputs.

Default rates:
- for 2010	4.6%
- thereafter per annum	4.4%
Loss severity rate per annum	50.0%
Collateral spreads per annum	2.5% - 4.1%

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At June 30, 2010
Assets
Fixed maturities
U.S. government and agency	$872,696	$555,734	$-	$1,428,430
Non-U.S. government	-	754,768	-	754,768
Corporate debt	-	4,058,878	3,100	4,061,978
Agency MBS	-	1,705,104	-	1,705,104
Non-Agency CMBS	-	605,901	3,600	609,501
Non-Agency RMBS	-	218,000	2,973	220,973
ABS	-	608,121	46,816	654,937
Municipals	-	628,644	-	628,644

	872,696	9,135,150	56,489	10,064,335
Equity securities	148,430	52,743	-	201,173
Other investments	-	51,786	496,087	547,873
Other assets (see Note 6)	-	7,633	-	7,633

Total	$1,021,126	$9,247,312	$552,576	$10,821,014

At December 31, 2009
Assets
Fixed maturities
U.S. government and agency	$1,207,033	$649,626	$-	$1,856,659
Non-U.S. government	-	696,814	-	696,814
Corporate debt	-	3,562,636	18,130	3,580,766
Agency MBS	-	1,566,259	-	1,566,259
Non-Agency CMBS	-	650,802	2,409	653,211
Non-Agency RMBS		216,343	6,639	222,982
ABS	-	399,554	43,585	443,139
Municipals	-	698,525	-	698,525

	1,207,033	8,440,559	70,763	9,718,355
Equity securities	142,716	61,659	-	204,375
Other investments	-	50,088	520,188	570,276
Other assets (see Note 6)	-	9,968	-	9,968

Total	$1,349,749	$8,562,274	$590,951	$10,502,974

During 2010 and 2009, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 financial instruments

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Fixed Maturities
	Corporate Debt	Non-Agency CMBS	Non-Agency RMBS	ABS	Total	Other Investments	Total Assets
Three months ended June 30, 2010
Balance at beginning of period	$18,169	$3,447	$3,420	$47,663	$72,699	$487,466	$560,165
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	6,988	6,988
Total net realized and unrealized losses included in net income(1)	-	(119)	(581)	(1,134)	(1,834)	(9,542)	(11,376)
Change in net unrealized gains included in other comprehensive income	2,128	1,061	872	2,300	6,361	-	6,361
Change in net unrealized losses included in other comprehensive income	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	20,000	20,000
Sales	(12)	(207)	(211)	(2,004)	(2,434)	(1,810)	(4,244)
Settlements / distributions	-	(582)	(132)	(9)	(723)	(7,015)	(7,738)
Transfers into Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	(17,185)	-	(395)	-	(17,580)	-	(17,580)

Balance at end of period	$3,100	$3,600	$2,973	$46,816	$56,489	$496,087	$552,576

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$-	$(119)	$(581)	$(1,134)	$(1,834)	$(2,554)	$(4,388)

Six months ended June 30, 2010
Balance at beginning of period	$18,130	$2,409	$6,639	$43,585	$70,763	$520,188	$590,951
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	12,727	12,727
Total net realized and unrealized losses included in net income(1)	(1,550)	(119)	(581)	(1,134)	(3,384)	(146)	(3,530)
Change in net unrealized gains included in other comprehensive income	3,751	1,093	1,146	2,406	8,396	-	8,396
Change in net unrealized losses included in other comprehensive income	(34)	(238)	(20)	(24)	(316)	-	(316)
Purchases	-	3,474	-	4,000	7,474	20,000	27,474
Sales	(12)	(206)	(211)	(2,004)	(2,433)	(44,404)	(46,837)
Settlements / distributions	-	(694)	(485)	(13)	(1,192)	(12,278)	(13,470)
Transfers into Level 3	-	-	780	-	780	-	780
Transfers out of Level 3	(17,185)	(2,119)	(4,295)	-	(23,599)	-	(23,599)

Balance at end of period	$3,100	$3,600	$2,973	$46,816	$56,489	$496,087	$552,576

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$(1,550)	$(119)	$(581)	$(1,134)	$(3,384)	$12,581	$9,197

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Fixed Maturities
	Corporate Debt	Non-Agency CMBS	Non-Agency RMBS	ABS	Total	Other Investments	Total Assets	Other Liabilities
Three months ended June 30, 2009
Balance at beginning of period	$17,534	$565	$49,034	$47,758	$114,891	$451,982	$566,873	$72,597
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	33,629	33,629	-
Total net realized and unrealized losses included in net income(1)	-	-	-	-	-	(18,041)	(18,041)	15,000
Change in net unrealized gains included in other comprehensive income	150	-	5,308	7,725	13,183	-	13,183	-
Change in net unrealized losses included in other comprehensive income	(956)	(10)	(333)	(1,443)	(2,742)	-	(2,742)	-
Purchases	-	-	-	-	-	51,800	51,800	-
Sales	-	-	-	-	-	(19,325)	(19,325)	-
Settlements / distributions	(29)	-	(5,647)	(203)	(5,879)	(6,278)	(12,157)	-
Transfers into Level 3	224	-	14,212	20,032	34,468	-	34,468	-
Transfers out of Level 3	-	(555)	(41,882)	(25,526)	(67,963)	-	(67,963)	-

Balance at end of period	$16,923	$-	$20,692	$48,343	$85,958	$493,767	$579,725	$87,597

Level 3 gains / losses included in earnings attributable to the change in unrealized gains / losses relating to those assets and liabilities held at the reporting date	$-	$-	$-	$-	$-	$15,588	$15,588	$15,000

Six months ended June 30, 2009
Balance at beginning of period	$-	$-	$-	$-	$-	$450,542	$450,542	$62,597
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	40,859	40,859	-
Total net realized and unrealized losses included in net income(1)	-	-	-	(373)	(373)	(18,987)	(19,360)	25,000
Change in net unrealized gains included in other comprehensive income	150	107	6,627	8,134	15,018	-	15,018	-
Change in net unrealized losses included in other comprehensive income	(2,240)	(32)	(707)	(3,895)	(6,874)	-	(6,874)	-
Purchases	-	-	-	-	-	91,800	91,800	-
Sales	-	-	-	-	-	(61,369)	(61,369)	-
Settlements / distributions	(29)	-	(8,726)	(397)	(9,152)	(9,078)	(18,230)	-
Transfers into Level 3	19,042	480	65,380	70,400	155,302	-	155,302	-
Transfers out of Level 3	-	(555)	(41,882)	(25,526)	(67,963)	-	(67,963)	-

Balance at end of period	$16,923	$-	$20,692	$48,343	$85,958	$493,767	$579,725	$87,597

Level 3 gains / losses included in earnings attributable to the change in unrealized gains / losses relating to those assets and liabilities held at the reporting date	$-	$-	$-	$(373)	$(373)	$21,872	$21,499	$25,000

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related income (loss).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Following the adoption of the new Fair Value Measurements and Disclosures guidance on January 1, 2010, transfers into and out of Level 3 reflect the fair value of the securities at the end of the reporting period. This transition was applied prospectively and accordingly the transfers into and out of Level 3 from Level 2 for the three and six months ended June 30, 2010, are not comparable with prior periods as transfers into Level 3 were previously recorded at the fair value of the security at the beginning of the reporting period.

Transfers into Level 3 from Level 2

During the three months ended June 30, 2010, we had no transfers. For the same period in 2009, we transferred $14 million and $20 million of non-agency RMBS and ABS, respectively.

During the six months ended June 30, 2010, we transferred $1 million of non-agency RMBS. For the same period in 2009, we transferred $19 million, $65 million, and $70 million of corporate debt, non-agency RMBS and ABS, respectively.

The transfers to Level 3 from Level 2 were made due to a reduction in the volume of recently executed transactions or a lack of available quotes from pricing vendors and broker-dealers. None of the above transfers were as a result of changes in valuation methodology that we made.

Transfers out of Level 3 into Level 2

During the three months ended June 30, 2010, we transferred $17 million of corporate debt securities. The transfers were primarily related to a private corporate debt security as a result of entering into an agreement with the issuer to take delivery of a new corporate debt security, which its fair value measurement was based on observable market inputs at June 30, 2010. For the same period in 2009, we transferred $42 million and $26 million of non-agency RMBS and ABS, respectively.

During the six months ended June 30, 2010, we transferred $17 million, $2 million, and $4 million of corporate debt, non-agency CMBS and non-agency RMBS, respectively. For the same period in 2009, we transferred $1 million, $42 million, and $26 million of non-agency CMBS, non-agency RMBS, and ABS, respectively.

Except as noted above, the transfers out of Level 3 into Level 2 made in 2009 and 2010 were primarily due to the availability of multiple quotes from pricing vendors and broker-dealers as a result of the return of liquidity in the credit markets.

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at June 30, 2010, and December 31, 2009 approximated their fair values with the exception of senior notes. At June 30, 2010, the senior notes are recorded at amortized cost with a carrying value of $994 million (2009: $499 million) and a fair value of $997 million (2009: $510 million).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

	Six months ended June 30,
	2010	2009
Gross reserve for losses and loss expenses, beginning of period	$6,564,133	$6,244,783
Less reinsurance recoverable on unpaid losses, beginning of period	(1,381,058)	(1,314,551)

Net reserve for losses and loss expenses, beginning of period	5,183,075	4,930,232

Net incurred losses related to:
Current year	1,031,704	947,327
Prior years	(160,072)	(181,076)

	871,632	766,251

Net paid losses related to:
Current year	(102,327)	(54,467)
Prior years	(604,286)	(525,573)

	(706,613)	(580,040)

Foreign exchange and other	(135,778)	54,381

Net reserve for losses and loss expenses, end of period	5,212,316	5,170,824
Reinsurance recoverable on unpaid losses, end of period	1,506,460	1,391,070

Gross reserve for losses and loss expenses, end of period	$6,718,776	$6,561,894

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. During the six months ended June 30, 2010, we recognized net loss and loss expenses of $133 million in relation to the February 2010 Chilean earthquake. Our estimate was derived from a ground-up assessment of our individual contracts and treaties in the affected regions and is consistent with our market share in the region. As part of our estimation process, we also considered current industry insured loss estimates, market share analysis, catastrophe modeling analysis and the information available to date from clients, brokers and loss adjusters. Industry-wide insured loss estimates and our own loss estimate for the Chilean earthquake are subject to change, as additional actual loss data becomes available. Actual losses in relation to this event may ultimately differ materially from current loss estimates.

Net losses and loss expenses incurred include net favorable prior period reserve development of $160 million and $181 million for the six months ended June 30, 2010 and 2009, respectively. Prior period reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years.

The following table summarizes net favorable reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Insurance	$30,541	$46,860	$55,910	$82,766
Reinsurance	48,065	49,882	104,162	98,310

Total	$78,606	$96,742	$160,072	$181,076

Overall, a significant portion of the net favorable prior period reserve development in the second quarters of 2010 and 2009 was generated from the property, marine, terrorism (included in “other”) and aviation lines of our insurance segment and the property, catastrophe and crop (included in “other”) lines of our reinsurance segment. These lines of business, the majority of which have short

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

tail exposures, contributed $38 million and $71 million of the total net favorable reserve development in the second quarters of 2010 and 2009, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions.

Approximately $36 million and $9 million of the net favorable reserve development in the second quarter of 2010 and 2009, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our ultimate expected loss ratios for accident years 2006 and prior, with less weighting being given to information derived from industry benchmarks. We began to give weight to our own loss experience on 2005 and prior accident year professional lines business in 2008 because they had developed a reasonable level of credible loss data. However, the impact of this change was somewhat muted in the second quarter of 2009 due to the strengthening of reserves on the 2008 accident year in relation to the credit crisis.

During the second quarter of 2010, we recognized net favorable prior period reserve development of $13 million on our credit and bond reinsurance business, primarily on the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years, in recognition of better than expected loss experience. Partially offsetting the net favorable development recognized in the second quarter of 2010, we recognized $6 million in net adverse prior period development on our credit and political risk insurance business, primarily due to reduced recovery estimates on 2009 accident year credit business, after taking into consideration updated publicly available information and discussions with our insureds. The impact of the reduced recovery estimates was somewhat offset by favorable development on the 2008 and 2007 accident years, as a result of better than expected loss emergence on both traditional political risk (i.e. confiscation, expropriation, nationalization and deprivation, or “CEND”) and credit related business. During the second quarter of 2010, we concluded the settlement and policy cancellation on one peak credit insurance exposure, Blue City Investments 1 Limited; the net payment fell within the provision established in prior periods. During the second quarter of 2009, we recognized favorable reserve development of $13 million on our insurance liability lines of business, following incorporation of more of our own reinsurance recovery experience on our excess and surplus (“E&S”) umbrella lines.

For the six months ended June 30, 2010 and 2009, our net favorable development included $89 million and $149 million, respectively, in relation to the primarily short tail exposure lines outlined above. This favorable development primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions. Development on our professional lines business accounted for $72 million and $24 million for the six months ended June 30, 2010 and 2009, respectively, with the rationale being consistent with that outlined above.

6.	DERIVATIVE INSTRUMENTS

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet at June 30, 2010:

		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$561,720	Other assets	$3,942	Other liabilities	$-

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	$74,844	Other assets	$3,511	Other liabilities	$-

Relating to underwriting portfolio:
Foreign exchange contracts	$25,669	Other assets	$180	Other liabilities	$-

Total derivatives			$7,633		$-

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet at December 31, 2009:

		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$659,617	Other assets	$9,557	Other liabilities	$-

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	$21,436	Other assets	$411	Other liabilities	$-

Total derivatives			$9,968		$-

For the fair value hierarchy level, refer to Note 4 – Fair Value Measurements.

The following table provides the total unrealized and realized gains (losses) on derivatives recorded in earnings:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Derivatives in fair value hedging relationships
Foreign exchange contracts	Net realized investment gains (losses)	$57,296	$(26,713)	$92,223	$(6,648)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains (losses)	$2,988	$(391)	$2,830	$1,009
Relating to underwriting portfolio:
Longevity risk derivative	Other insurance related income (loss)	-	(15,000)	-	(25,000)
Currency collar options:
Put options - Long	Foreign exchange gains (losses)	-	-	-	2,331
Call options - Short	Foreign exchange gains (losses)	-	-	-	97
Foreign exchange contracts	Foreign exchange gains (losses)	4,352	(7,043)	7,416	(3,891)
Catastrophe-related risk	Other insurance related income (loss)	-	80	-	45

Total		$7,340	$(22,354)	$10,246	$(25,409)

Derivative Instruments Designated as a Fair Value Hedge

The hedging relationship foreign currency contracts were entered into to mitigate the foreign currency exposure of two available for sale fixed maturity portfolios denominated in Euros. The hedges were designated and qualified as a fair value hedge. The net impact of the hedges is recognized in net realized investment gains (losses).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table provides the net earnings impact of the fair value hedges:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Foreign exchange contracts	$57,296	$(26,713)	$92,223	$(6,648)
Hedged investment portfolio	(52,996)	24,727	(84,706)	6,742

Hedge ineffectiveness recognized in earnings	$4,300	$(1,986)	$7,517	$94

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

b) Relating to Underwriting Portfolio

Longevity Risk

In September 2007, we issued a policy which indemnifies a third party in the event of a non-payment of a $400 million asset-backed note. This security had a 10 year term with the full principal amount due at maturity and was collateralized by a portfolio of life settlement contracts and cash held by a special purpose entity. We concluded that the indemnity contract was a derivative instrument and accordingly recorded it at its fair value. For the three and six months ended June 30, 2009, the loss on this contract was $15 million and $25 million respectively. This contract was cancelled and settled during the fourth quarter of 2009.

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

Restricted Stock

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock for the six months ended June 30, 2010:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested restricted stock - beginning of period	4,555	$33.03
Granted	1,457	28.81
Vested	(1,837)	32.09
Forfeited	(115)	31.95

Nonvested restricted stock - end of period	4,060	$32.08

At June 30, 2010, we had 4,060,203 nonvested restricted stock outstanding, including 291,125 restricted stock units. For the three months ended June 30, 2010, we incurred share-based compensation costs of $9 million (2009: $12 million) and recorded tax benefits thereon of $1 million (2009: $2 million). For the six months ended June 30, 2010, we incurred share-based compensation costs of $19 million (2009: $26 million) and recorded tax benefits thereon of $3 million (2009: $3 million). The total grant-date fair value of shares vested during the six months ended June 30, 2010 was $59 million (2009: $52 million). At June 30, 2010 there were $81 million (2009: $63 million) of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.8 years (2009: 2.4 years).

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2010	2009	2010	2009
Basic earnings per common share
Net income available to common shareholders	$204,852	$159,161	$316,664	$274,840

Weighted average common shares outstanding	121,766	137,849	124,961	137,586

Basic earnings per common share	$1.68	$1.15	$2.53	$2.00

Diluted earnings per common share
Net income available to common shareholders	$204,852	$159,161	$316,664	$274,840

Weighted average common shares outstanding	121,766	137,849	124,961	137,586
Share equivalents:
Warrants	11,866	10,018	11,771	9,874
Restricted stock	1,251	1,332	1,376	1,323
Options	732	656	747	661
Restricted stock units	50	6	44	4

Weighted average common shares outstanding - diluted	135,665	149,861	138,899	149,448

Diluted earnings per common share	$1.51	$1.06	$2.28	$1.84

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE (CONTINUED)

For the six months ended June 30, 2010, there were 367,084 (2009: 1,504,230) restricted stock, nil (2009: 1,542,168) options and nil (2009: 82,000) restricted stock units, which would have resulted in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive.

9.	SHAREHOLDERS’ EQUITY

a)	Common Shares

The following table presents our common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Shares issued, balance at beginning of period	154,473	152,085	152,465	150,455
Shares issued	76	93	2,084	1,723

Total shares issued at end of period	154,549	152,178	154,549	152,178

Treasury shares, balance at beginning of period	(30,318)	(14,463)	(20,325)	(14,243)
Shares repurchased	(3,977)	(5)	(13,970)	(225)

Total treasury shares at end of period	(34,295)	(14,468)	(34,295)	(14,468)

Total shares outstanding	120,254	137,710	120,254	137,710

b)	Treasury Shares

The following table presents our share repurchases, which are held in treasury:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
In the open market:
Total shares	3,966	-	13,605	-
Total cost	$121,325	$-	$408,675	$-

Average price per share(1)	$30.59	$-	$30.04	$-

From employees:
Total shares	11	5	365	225
Total cost	$343	$119	$10,560	$5,925

Average price per share(1)	$30.76	$24.43	$28.93	$26.36

Total
Total shares	3,977	5	13,970	225
Total cost	$121,668	$119	$419,235	$5,925

Average price per share(1)	$30.59	$24.43	$30.01	$26.36

(1)	Calculated using whole figures.

Subsequent to June 30, 2010, through July 30, 2010, we repurchased a further 334,200 common shares at an average price of $29.56 per share, for a total cost of $10 million. At July 30, 2010, we have approximately $123 million of remaining authorization for common share repurchases under the 2009 plan, which will expire on December 31, 2011.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	DEBT AND FINANCING ARRANGEMENTS

a)	Senior Notes

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

The related indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all covenants contained in the indenture at June 30, 2010.

Consistent with our Senior Notes issued in November 2004, interest expense recognized in relation to the 5.875% Senior Notes includes interest payable, amortization of the offering discount and amortization of debt offering expenses. The offering discount and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding.

b)	Credit Facilities

On May 14, 2010, certain of AXIS Capital’s operating subsidiaries entered into a secured $750 million letter of credit facility (the “LOC Facility”) with Citibank Europe plc (“Citibank”) pursuant to a Master Reimbursement Agreement and other ancillary documents (together, the “Facility Documents”). The LOC Facility may be terminated by Citibank on December 31, 2013 upon thirty days prior notice. Under the terms of the LOC Facility, letters of credit to a maximum aggregate amount of $750 million are available for issuance on behalf of the operating subsidiaries. These letters of credit will principally be used to support the Company’s reinsurance obligations. The LOC Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the Facility Documents, to cover all of the Company’s obligations under the LOC Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the LOC Facility to any or all of the operating subsidiaries party to the Facility Documents. At June 30, 2010 no letters of credit had been issued under the new LOC Facility.

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

b)	Dividends for Common Shares and Preferred Shares

On May 6, 2010, our Board of Directors declared a dividend of $0.21 per common share to shareholders of record at the close of business on June 30, 2010 and payable on July 15, 2010. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on July 15, 2010, to shareholders of record at the close of business on June 30, 2010 and the Series B Preferred Share dividend is payable on September 1, 2010, to shareholders of record at the close of business on August 13, 2010.

c)	Reinsurance Purchase Commitment

During the second quarter of 2010, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at June 30, 2010, we have an outstanding reinsurance purchase commitment of $90 million.

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

SECOND QUARTER 2010 FINANCIAL HIGHLIGHTS

Second Quarter 2010 Consolidated Results of Operations

•	Net income available to common shareholders of $205 million, or $1.68 per share basic and $1.51 diluted

•	Operating income of $180 million, or $1.33 per share diluted (1)

•	Gross premiums written of $940 million

•	Net premiums written of $789 million

•	Net premiums earned of $735 million

•	Net favorable prior year reserve development of $79 million, pre-tax

•	Underwriting income of $121 million and combined ratio of 86.2%

•	Net investment income of $83 million

•	Net realized investment gains of $25 million

Second Quarter 2010 Consolidated Financial Condition

•	Total investments of $10.9 billion; fixed maturities and short-term securities comprise 93% of total investments, with an average credit rating of AA

•	Total assets of $16.6 billion

•	Reserve for losses and loss expenses of $6.7 billion and reinsurance recoverable of $1.5 billion

•	Total debt of $994 million and a debt to total capitalization ratio of 15.3%

•	Common shareholders’ equity of $5.0 billion; diluted book value per common share of $36.57

•	Repurchased 4.0 million common shares in the open market for total cost of $121 million under share repurchase authorization; remaining authorization of $133 million at June 30, 2010

•	Strong liquidity in our cash and investments portfolio with $4.2 billion expected to be available within one to three business days

(1)	Operating income is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada and Australia. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Reinsurance. Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. Our execution on this strategy in the first half of 2010 included the launch of our Global Accident & Health platform, focused on specialty accident products rather than traditional medical coverages, locking in $500 million of capital for 10 years at 5.875% via issuance of senior notes in March 2010, restructuring certain of our ceded reinsurance programs and taking advantage of select opportunities for premium growth.

Results of Operations

	Three months ended June 30,				Six months ended June 30,
	2010	% Change		2009	2010	% Change		2009
Underwriting income:
Insurance	$41,763	168%		$15,609	$75,216	45%		$52,039
Reinsurance	79,073	(37%	)	124,921	74,066	(60%	)	185,728
Net investment income	82,584	(26%	)	112,220	187,203	(11%	)	211,512
Net realized investment gains (losses)	24,619	nm		(23,678)	40,795	nm		(64,275)
Other revenues and expenses	(13,968)	(77%	)	(60,692)	(42,178)	(54%	)	(91,726)

Net income	214,071	27%		168,380	335,102	14%		293,278
Preferred share dividends	(9,219)	-		(9,219)	(18,438)	-		(18,438)

Net income available to common shareholders	$204,852	29%		$159,161	$316,664	15%		$274,840

Operating income	$180,180	(1%	)	$182,634	$275,830	(19%	)	$338,445

nm - not meaningful

Underwriting Results

Total underwriting income for the three and six months ended June 30, 2010 was $121 million and $149 million, respectively, compared to $141 million and $238 million in the respective periods of 2009.

In our insurance segment, underwriting results for the three and six month periods in 2010 benefited from a substantially reduced level of claim activity in our credit and political risk and aviation lines, as well as the continued consideration of our own loss experience in establishing our expected loss ratios, most notably for professional lines. The cancellation of our indemnity contract exposed to longevity risk in the fourth quarter of 2009 also benefited the current year’s results. These factors were partially offset by reductions in net favorable prior period reserve development and increases in acquisition costs and general and administrative expenses.

The reduction in underwriting income for our reinsurance segment the three months ended June 30, 2010 was primarily the result of an increase in our estimate of net losses related to the first quarter 2010 Chilean earthquake. An unusually high number of significant first quarter catastrophes, including the Chilean earthquake, Australian storms and European Windstorm Xynthia, drove the year to date reduction in underwriting income.

Net Investment Income

Net investment income for the three and six months ended June 30, 2010 decreased $30 million and $24 million, respectively, compared to the same periods in 2009. Lower reinvestment yields on our fixed maturities and cash and cash equivalents and, to a lesser extent, negative foreign exchange movements, contributed to the quarter and year to date declines. Our alternative investment portfolio (“other investments”) also contributed to the decrease in the current quarter, generating a $2 million loss amidst broad market declines, compared with income of $12 million in the second quarter of 2009.

Net Realized Investment Gains (Losses)

Unprecedented volatility and turmoil in the global financial markets during 2008 and 2009 led to impairment charges on our available-for-sale investments in the prior year. In the three and six months ended June 30, 2009, net realized investment losses included OTTI charges of $21 million and $51 million respectively; the year to date amount also included a $15 million loss on the sale of preferred shares. Financial markets were comparatively stable in the three and six months ended June 30, 2010 and OTTI charges declined to $7 million and $13 million, respectively. The net realized gains for the three and six months ended June 30, 2010 were primarily driven by sales of U.S. corporate debt securities, as we rebalanced the sectors in our corporate debt portfolio.

Other Revenues and Expenses

The reductions in other revenues and expenses for the quarter and year to date were primarily due to foreign exchange gains on the translation of net liability balances denominated in the Euro and Sterling following the depreciation of these currencies against the U.S. dollar in the second quarter. In contrast, during the second quarter of 2009, the U.S. dollar equivalent of net liability balances denominated in foreign currencies increased, as a result of a weakening U.S. dollar.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at June 30,		Six months ended and at June 30,
	2010	2009	2010	2009

ROACE (annualized)(1)	16.6%	15.2%	12.7%	13.1%
Operating ROACE (annualized)(2)	14.6%	17.4%	11.0%	16.2%
DBV per common share(3)	$36.57	$28.72	$36.57	$28.72
Cash dividends per common share	$0.21	$0.20	$0.42	$0.40

(1)	Return on average common equity (“ROACE”) is calculated by dividing annualized net income available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.
(2)	Operating ROACE is calculated by dividing annualized operating income for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to the nearest GAAP financial measure (ROACE).
(3)	Diluted book value (“DBV”) represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method.

Return on Equity

Annualized ROACE for the three months ended June 30, 2010 increased 1.4 percentage points compared to the same period in 2009. This increase was largely driven by the 29% increase in net income available to common shareholders quarter over quarter, which more than offset a higher average common equity balance. Average common equity has increased as the result of a global recovery in financial markets and net income available to common shareholders over the last 12 months, partially offset by common share repurchases executed in the most recent three quarters. On a year to date basis, annualized ROACE decreased 0.4 percentage points relative to the comparable 2009 period. The decline primarily reflects a higher average common equity balance.

The 2.8 percentage point decline in annualized operating ROACE for the second quarter is a result of a higher average common equity balance, as noted for ROACE above. In addition to a higher average common equity balance, a 19% reduction in operating income also contributed to the 5.2 percentage point decline in annualized operating ROACE on a year to date basis. Operating income for the year to date was significantly impacted by the level of catastrophe activity in the first quarter of 2010. Although the impact of catastrophes on net income and ROACE was largely offset by a $105 million favorable variance in net realized gains/losses due to improved economic conditions, these are excluded from operating income and operating ROACE.

Diluted book value per common share

Our June 30, 2009, DBV per common share was depressed as a result of unprecedented turmoil in global credit and equity markets. By December 31, 2009, our DBV per common share had recovered to $33.65 due to: (1) a recovery in global financial markets resulting in improved valuations for our available-for-sale securities, (2) net income available to common shareholders in the last two quarters of 2009 and (3) the execution of share repurchases at a discount to diluted book value in the fourth quarter of 2009. A further 9% increase in our DBV per common share to $36.57 in the first half of 2010 was primarily driven by net income available to common shareholders of $317 million, the continued execution of share repurchases at a discount to diluted book value and further improvements in the valuations for our available-for-sale fixed maturity portfolio.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

	Three months ended June 30,			Six months ended June 30,
	2010	% Change	2009	2010	% Change	2009
Revenues:
Gross premiums written	$939,873	3%	$914,641	$2,365,074	6%	$2,238,136
Net premiums written	788,938	13%	701,013	2,032,573	9%	1,863,314
Net premiums earned	735,027	4%	706,770	1,431,219	4%	1,372,129
Other insurance related income (loss)	217	nm	(14,261)	843	nm	(23,656)
Expenses:
Current year net losses and loss expenses	(481,976)		(474,994)	(1,031,704)		(947,327)
Prior period reserve development	78,606		96,742	160,072		181,076
Acquisition costs	(124,176)		(103,309)	(240,825)		(205,285)
General and administrative expenses	(86,862)		(70,418)	(170,323)		(139,170)

Underwriting income (1)	$120,836	(14%)	$140,530	$149,282	(37%)	$237,767

nm - not meaningful

(1)	Refer to Item 1, Note 2 to the Consolidated Financial Statements, for a reconciliation of underwriting income to “Income before income tax” for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written: Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2010	% Change	2009	2010	% Change	2009
Insurance	$612,893	16%	$526,764	$985,822	11%	$890,922
Reinsurance	326,980	(16%)	387,877	1,379,252	2%	1,347,214

Total	$939,873	3%	$914,641	$2,365,074	6%	$2,238,136

% ceded
Insurance	24%	(17) pts	41%	32%	(9) pts	41%
Reinsurance	2%	2 pts	-	1%	- pts	1%
Total	16%	(7) pts	23%	14%	(3) pts	17%

	Net Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2010	% Change	2009	2010	% Change	2009
Insurance	$466,880	49%	$313,136	$673,692	28%	$525,151
Reinsurance	322,058	(17%)	387,877	1,358,881	2%	1,338,163

Total	$788,938	13%	$701,013	$2,032,573	9%	$1,863,314

Our insurance segment drove the 3% increase in consolidated gross premiums written in the quarter. Growth opportunities in a number of lines of business, as well as rate increases on offshore energy business following the Deepwater Horizon event, contributed to the segment’s increased gross premiums written. To a lesser extent, shifting renewal dates also contributed to the increase in insurance segment premiums. Partially offsetting this growth, premiums in our reinsurance segment were lower this quarter, largely due to shifting renewal dates on certain treaties.

On a year to date basis, the 6% increase in consolidated gross premiums written was driven by select growth opportunities within several of our insurance and reinsurance lines of business.

The reduction in our ceded premium ratios in 2010 primarily reflects changes in reinsurance purchasing in our insurance segment, where we increased the attachment points on our excess of loss property program and reduced the cession rate on our quota share professional lines program on renewal during the second quarter.

Net Premiums Earned: Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,
	2010		2009		% Change	2010		2009		% Change
Insurance	$301,652	41%	$298,975	42%	1%	$557,933	39%	$574,598	42%	(3%)
Reinsurance	433,375	59%	407,795	58%	6%	873,286	61%	797,531	58%	9%

Total	$735,027	100%	$706,770	100%	4%	$1,431,219	100%	$1,372,129	100%	4%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns. The increase in total net premiums earned in the quarter and on a year-to-date basis reflects premium growth in our reinsurance segment, as discussed above.

In our insurance segment, net premiums earned were impacted by premium adjustments on our credit and political risk business (see insurance segment discussion). Exclusive of these adjustments, net premiums earned increased 9% and 3% for the three and six month periods, respectively. These increases were driven by changes in our ceded reinsurance programs, as previously discussed.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended June 30,				Six months ended June 30,
	2010		% Point Change	2009	2010		% Point Change	2009
Current accident year loss ratio	65.6%		(1.6)	67.2%	72.1%		3.1	69.0%
Prior period reserve development	(10.7%	)	3.0	(13.7%)	(11.2%	)	2.0	(13.2%)
Acquisition cost ratio	16.9%		2.3	14.6%	16.8%		1.8	15.0%
General and administrative expense ratio(1)	14.4%		2.1	12.3%	14.4%		1.8	12.6%

Combined ratio	86.2%		5.8	80.4%	92.1%		8.7	83.4%

(1)	The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.6% and 2.5%, for the three and six months ended June 30, 2010, respectively, and 2.3% and 2.5% for the three and six months ended June 30, 2009, respectively. These costs are discussed further in the ‘Other Revenue and Expenses’ section below.

Current Accident Year Loss Ratio:

Our current accident year loss ratio for the three months ended June 30, 2010 was broadly comparable with that of the same period of 2009. However, there was some variance within our segments. Our insurance segment benefited from a lower level of claims activity in our credit and political risk line of business; loss activity was elevated in 2009 as a result of deteriorating global economic conditions. Claims activity in our aviation line of business also declined. The current accident year loss ratio for our reinsurance segment was higher in 2010, primarily due to the recognition of a $26 million increase in our estimate of pre-tax net losses (net of related reinstatement premiums) in relation to the first quarter Chilean earthquake, following receipt of updated information from cedants, intermediaries and other market sources.

For the year to date, our consolidated current accident year loss ratio was higher than 2009 primarily as a result of the significant level of catastrophe activity in the first quarter. During the six months ended June 30, 2010, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $124 million in relation to the February 27, 2010 Chilean earthquake. The earthquake and following tsunami and aftershocks caused significant destruction to areas in Chile. Our net estimated losses from the event before considering related reinstatement premiums are $133 million, with substantially all of this amount emanating from our reinsurance segment. Our estimate was derived from a ground-up assessment of our individual contracts and treaties in the affected regions and is consistent with our market share in the region. As part of our estimation process, we also considered current industry insured loss estimates, market share analysis, catastrophe modeling analysis and the information available to date from clients, brokers and loss adjusters. There are a number of potential complications involved with the investigation, adjustment and handling of insurance claims arising from the Chilean earthquake which may result in a longer development tail than that observed for other catastrophes of a similar magnitude. These include restrictions on who is permitted to adjust claims, the scope of the coverage on the original policies and the practical and logistical issues associated with adjusting business interruption losses in Chile. Industry-wide insured loss estimates, and our own estimate, remain subject to change as additional actual loss data becomes available. Actual losses in relation to this event may ultimately differ materially from current loss estimates.

In addition, during the first six months of 2010 we recognized pre-tax net losses (net of related reinstatement premiums) totaling $49 million for other notable first quarter events: Australian storms, European Windstorm Xynthia and U.S. storms. There was no material change in the estimate for these storms in the aggregate during the second quarter of 2010.

Natural catastrophe activity in the first quarter of 2010 was uncharacteristically high; in contrast, our 2009 catastrophe losses were notably lower and emanated principally from European Windstorm Klaus.

The following factors partially offset the impact of a higher level of catastrophe activity on the current accident year loss ratio:

•

A decrease in the expected loss ratio for our credit and political risk business in 2010, as loss activity was elevated in 2009 due to increased loss activity amidst the deteriorating global economic environment;

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

Prior Period Reserve Development:

Our favorable prior period development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a break down of prior period reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Insurance	$30,541	$46,860	$55,910	$82,766
Reinsurance	48,065	49,882	104,162	98,310

Total	$78,606	$96,742	$160,072	$181,076

Overview

Overall, a significant portion of the net favorable prior period reserve development in the second quarters of 2010 and 2009 was generated from the property, marine, terrorism (included in “other”) and aviation lines of our insurance segment and the property, catastrophe and crop (included in “other”) lines of our reinsurance segment. These lines of business, the majority of which have short tail exposures, contributed $38 million and $71 million of the total net favorable reserve development in the second quarters of 2010 and 2009, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions.

Approximately $36 million and $9 million of the net favorable reserve development in the second quarter of 2010 and 2009, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our ultimate expected loss ratios for accident years 2006 and prior, with less weighting being given to information derived from industry benchmarks. We began to give weight to our own loss experience on 2005 and prior accident year professional lines business in 2008 because they had developed a reasonable level of credible loss data. However, the impact of this change was somewhat muted in the second quarter of 2009 due to the strengthening of reserves on the 2008 accident year in relation to the credit crisis.

During the second quarter of 2010, we recognized net favorable prior period reserve development of $13 million on our credit and bond reinsurance business, primarily on the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years, in recognition of better than expected loss experience. Partially offsetting the net favorable development recognized in the second quarter of 2010, we recognized $6 million in net adverse prior period development on our credit and political risk insurance business, primarily due to reduced recovery estimates on 2009 accident year credit business, after taking into consideration updated publicly available information and discussions with our insureds. The impact of the reduced recovery estimates was somewhat offset by favorable development on the 2008 and 2007 accident years, as a result of better than expected loss emergence on both traditional political risk (i.e. confiscation, expropriation, nationalization and deprivation, or “CEND”) and credit related business. During the second quarter of 2010, we concluded the settlement and policy cancellation on one peak credit insurance exposure, Blue City Investments 1 Limited; the net payment fell within the provision established in prior periods. During the second quarter of 2009, we recognized favorable reserve development of $13 million on our insurance liability lines of business, following incorporation of more of our own reinsurance recovery experience on our excess and surplus (“E&S”) umbrella lines.

For the six months ended June 30, 2010 and 2009, our net favorable development included $89 million and $149 million, respectively, in relation to the primarily short tail exposure lines outlined above. This favorable development primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions. Development on our professional lines business accounted for $72 million and $24 million for the six months ended June 30, 2010 and 2009, respectively, with the rationale being consistent with that outlined above.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future. The following sections provide further details on prior year reserve development by segment, line of business and accident year.

Insurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Property and other	$6,494	$21,426	$21,438	$36,843
Marine	6,102	14,218	8,422	24,334
Aviation	2,253	950	1,440	4,095
Credit and political risk	(6,222)	81	(18,860)	(10)
Professional lines	21,642	(3,210)	44,094	3,160
Liability	272	13,395	(624)	14,344

Total	$30,541	$46,860	$55,910	$82,766

In the second quarter of 2010, we recognized $31 million of net favorable prior period reserve development, the principal components of which were:

•	$6 million of net favorable prior period reserve development on property business, the majority of which related to the 2009 accident year and related to better than expected loss emergence.

•	$6 million of net favorable prior period reserve development on marine business, driven by better than expected loss emergence.

•

$6 million of net adverse prior period reserve development on credit and political risk business. This amount included $22 million of adverse development on the 2009 accident year, as we reduced our recovery estimates on certain credit insurance claims after taking into consideration updated publicly available information and discussions with our insureds. This was partially offset by $16 million of net favorable development on 2008 and 2007 accident year CEND and credit business, as a result of better than expected loss emergence.

•	$22 million of net favorable prior period reserve development on professional lines business, principally related to the 2006 and 2005 accident years, as discussed in the overview.

In the second quarter of 2009, we recognized $47 million of net favorable prior period reserve development, the principal components of which were:

•

$20 million of net favorable prior period reserve development on property business, primarily related to accident year 2008 and driven by better than expected loss emergence. This included $6 million in favorable development on the 2008 accident year in relation to Hurricanes Ike and Gustav.

•

$14 million of net favorable prior period reserve development on marine business, largely related to the 2009 accident year and driven by better than expected loss emergence. This also included $3 million in favorable development on the 2008 accident year in relation to Hurricanes Ike and Gustav.

•

$3 million of net adverse prior period reserve development on professional lines business. This amount included $29 million of net adverse development on the 2008 accident year, primarily reflecting higher than expected loss activity on our financial institutions business as a result of the global economic downturn and credit crisis. This was partially offset by net favorable development, primarily related to the 2005 and 2004 accident years, for reasons discussed in the overview.

•

$13 million of net favorable prior period reserve development on liability business, across the 2004 through 2008 accident years and driven by the incorporation of more of our own actual experience with respect to reinsurance recoveries on our E&S umbrella lines.

For the first six months of 2010, we recognized $56 million of net favorable prior period reserve development, the principal components of which were:

•

$20 million of net favorable prior period development on our property business, the majority of which related to the 2007 through 2009 accident years and related to better than expected loss emergence.

•

$8 million of net favorable prior period reserve development on marine business, largely related to the 2007 through 2009 accident years and driven by better than expected loss emergence. This included net favorable development on offshore energy business of $7 million.

•

$19 million of net adverse prior period reserve development on credit and political risk business. This balance consisted of net adverse development of $45 million on the 2009 accident year, as we finalize settlements for certain loss events and reduced our recovery estimates for the latest available information. Partially offsetting this amount was $26 million in net favorable prior period reserve development on the 2006 through 2008 accident years, in recognition of better than anticipated loss emergence on our CEND and credit business.

•	$44 million of net favorable prior period reserve development on professional lines business, primarily generated from the 2006 and 2005 accident years, as discussed in the overview.

For the first six months of 2009, we recognized $83 million of net favorable prior period reserve development, the principal components of which were:

•	$35 million of net favorable prior period reserve development on our property business, primarily related to the 2008 accident year and reflecting better than expected loss emergence.

•

$24 million of net favorable prior period reserve development on our marine lines of business, primarily related to the 2008 accident year and, to a lesser extent, the 2006 and 2005 accident years. This development reflected better than expected loss emergence.

•

$3 million of net favorable prior period reserve development on our professional lines business, which included $40 million of net favorable prior period reserve development, primarily related to the 2005 and 2004 accident years as discussed in the overview, offset by net adverse prior period reserve development of $37 million on the 2008 accident year in relation to the global economic downturn and credit crisis.

•	$14 million net favorable prior period reserve development on our liability lines of business, as discussed in the second quarter section above.

Reinsurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Catastrophe, property and other	$23,558	$34,047	$58,626	$87,351
Credit and bond	12,644	25	18,099	(15,015)
Professional lines	14,655	12,621	28,188	20,658
Motor	1,357	606	1,274	3,146
Liability	(4,149)	2,583	(2,025)	2,170

Total	$48,065	$49,882	$104,162	$98,310

In the second quarter of 2010, we recognized $48 million of net favorable prior period reserve development, the principal components of which were:

•	$24 million of net favorable prior period reserve development on catastrophe, property and other business largely consisting of:

•

$3 million of net adverse prior period reserve development on catastrophe business, driven by $12 million net adverse development on the 2008 accident year primarily as a result of updated information with respect to Hurricane Ike losses. This was partially offset by net favorable prior period reserve development on other accident years, most notably the 2009 accident year, primarily due to better than expected loss emergence.

•	$21 million of net favorable prior period reserve development on property business, emanating mainly from the 2009 and 2008 accident years and related to better than expected loss emergence.

•

$6 million of net favorable prior period reserve development on crop reserves (included in “other”), principally related to the 2009 accident year and largely as a result of the reduction in reserves for Canadian crop losses.

•

$13 million of net favorable prior period development on trade credit and bond reinsurance lines of business, largely related to the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years, in recognition of our better than expected actual experience to date and updated information from our cedants.

•	$15 million of net favorable prior period reserve development on professional lines reinsurance business, primarily on the 2006 accident year, as discussed in the overview above.

•

$4 million of net adverse prior period reserve development on liability business, approximately half of which was attributable to a relatively small increase in the reserve estimate for the 2004 accident year within one particular sub-class. The remainder was largely due to minor changes in our assumptions for loss adjustment expenses.

In the second quarter of 2009, we recognized $50 million of net favorable prior period reserve development, the principal components of which were:

•	$34 million of net favorable prior period reserve development on catastrophe, property and other business, consisting of:

•

$20 million of net favorable prior period reserve development on property business, primarily relating to the 2007 and 2008 accident years. The favorable development was driven by better than expected loss emergence.

•

$14 million of net favorable prior period reserve development on catastrophe business, primarily in relation to the 2008 accident year and driven by $12 million in net favorable development related to Hurricanes Ike and Gustav.

•	$13 million of net favorable prior period reserve development on professional lines reinsurance business, primarily related to the 2005 and 2004 accident years as discussed in the overview above.

For the first six months of 2010, we recognized $104 million of net favorable prior period reserve development, the principal components of which were:

•	$59 million of net favorable prior period reserve development on catastrophe, property and other business largely consisting of:

•

$17 million of net favorable prior period reserve development on catastrophe business, primarily related to the 2009 and 2005 accident years. While the 2009 accident year development was primarily driven by better than expected loss emergence, the development on the 2005 accident year principally relates to a reduction in our reserve on one particular claim following receipt of updated information. Partially offsetting this was net adverse development of $9 million for the 2008 accident year, largely related to updated information provided by a cedant with respect to Hurricane Ike losses.

•	$27 million of net favorable prior period reserve development on property business, emanating mainly from the 2009 and 2008 accident years and related to better than expected loss emergence.

•

$14 million of net favorable development on crop reserves (included in “other”), principally related to the 2009 accident year and largely as a result of the reduction in reserves for Canadian crop losses following updated information from the cedant.

•

$18 million of net favorable prior period development on trade credit and bond reinsurance lines of business, largely related to the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years, in recognition of our better than expected actual experience to date.

•

$28 million of net favorable prior period reserve development on professional lines reinsurance business, primarily on the 2006 accident year and, to a lesser extent, the 2005 and 2007 accident years, as discussed in the overview above.

•

$2 million of net adverse prior period reserve development on liability reserves, attributable to a relatively small increase in the reserve estimate for the 2004 accident year within one particular sub-class and minor changes in our assumptions for loss adjustment expenses. This was partially offset by net favorable reserve development resulting from the commutation of two treaties.

For the first six months of 2009, we recognized $98 million of net favorable prior period reserve development, the principal components of which were:

•	$87 million of net favorable prior period reserve development on catastrophe, property and other business largely consisting of:

•

$45 million of net favorable prior period reserve development on catastrophe business, emanating primarily from the 2008 accident year, including $12 million in relation to Hurricanes Ike and Gustav, as well as the 2007 accident year to a lesser extent. This development was largely the result of better than expected loss emergence.

•	$36 million of net favorable prior period reserve development on property business, primarily relating to the 2009 and 2008 accident years and driven by better than expected loss emergence.

•

$15 million of net adverse prior period reserve development on our trade credit and bond reinsurance lines of business, driven by adverse development of $35 million on the 2008 accident year, reflecting updated loss information received from our cedants. This was partially offset by net favorable development on earlier accident years, in recognition of better than expected claims emergence.

•

$21 million of net favorable prior period reserve development on our professional lines reinsurance business, predominantly in relation to the 2005 and, to a lesser extent, 2004 accident years for the reasons discussed in the overview.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2010	% Change	2009	2010	% Change	2009
Revenues:
Gross premiums written	$612,893	16%	$526,764	$985,822	11%	$890,922
Net premiums written	466,880	49%	313,136	673,692	28%	525,151
Net premiums earned	301,652	1%	298,975	557,933	(3%)	574,598
Other insurance related income (loss)	217	nm	(14,956)	843	nm	(24,761)
Expenses:
Current year net losses and loss expenses	(186,035)		(234,071)	(342,107)		(422,681)
Prior period reserve development	30,541		46,860	55,910		82,766
Acquisition costs	(40,567)		(28,306)	(71,708)		(54,509)
General and administrative expenses	(64,045)		(52,893)	(125,655)		(103,374)

Underwriting income	$41,763	168%	$15,609	$75,216	45%	$52,039

Ratios:		% Point Change			% Point Change
Current year loss ratio	61.7%	(16.6)	78.3%	61.3%	(12.3)	73.6%
Prior period reserve development	(10.1%)	5.6	(15.7%)	(10.0%)	4.4	(14.4%)
Acquisition cost ratio	13.4%	3.9	9.5%	12.9%	3.5	9.4%
General and administrative ratio	21.2%	3.5	17.7%	22.5%	4.5	18.0%

Combined ratio	86.2%	(3.6)	89.8%	86.7%	0.1	86.6%

nm - not meaningful

Gross Premiums Written: The following table provides gross premiums written by line of business:

	Three months ended June 30,					Six months ended June 30,
	2010		2009		% Change	2010		2010		% Change
Property	$207,184	34%	$176,421	33%	17%	$325,398	33%	$282,559	31%	15%
Marine	77,996	13%	61,858	12%	26%	144,855	15%	122,484	14%	18%
Terrorism	17,079	3%	10,165	2%	68%	22,170	2%	15,832	2%	40%
Aviation	18,649	3%	7,176	1%	160%	21,785	2%	24,243	3%	(10%	)
Credit and political risk	9,444	1%	4,222	1%	124%	6,746	1%	6,713	1%	-
Professional lines	219,432	36%	211,417	40%	4%	347,377	35%	331,745	37%	5%
Liability	61,817	10%	55,505	11%	11%	115,533	12%	107,317	12%	8%
Other(1)	1,292	-	-	-	nm	1,958	-	29	-	nm

Total	$612,893	100%	$526,764	100%	16%	$985,822	100%	$890,922	100%	11%

nm - not meaningful

(1)	Includes accident and health

The 16% increase in gross premiums written in the quarter was primarily driven by our property and marine lines of business. The increase in property premiums was largely due to select new business opportunities in the onshore energy market, as well as in the U.S. property markets where we have written new, primarily non-catastrophe exposed, business. Rate increases on offshore energy business resulting from the Deepwater Horizon event, as well as increases in our share of certain policies and select new business opportunities, drove the increase in marine premiums. Although we ceased writing E&S primary casualty business this quarter due to sustained unfavorable market conditions, we have seen a greater number of opportunities in the E&S umbrella market and this resulted in an increase in liability premiums. While our aggregate terrorism exposures have declined, our gross premiums written in this line rose in the current quarter due to one multi-year policy and the restructuring of another significant policy. Aviation premiums written this quarter were higher as a result of a shift in renewal dates on certain policies from the first quarter to second quarter of 2010.

On a year to date basis, growth in our gross premiums written has been led by opportunities in the U.S. property market and, to a lesser extent, the recent rate increases on offshore energy business. Global lending and trade activity, which stagnated during the global financial crisis, is gradually resuming and we expect opportunities to write credit and political risk business will increase in the coming quarters.

Premiums Ceded: Premiums ceded in the current quarter were $146 million, or 24% of gross premiums written, compared with $214 million, or 41% in the comparable period in 2009. For the first six months of 2010, premiums ceded were $312 million, or 32% of gross premiums written, compared to $366 million, or 41%, in the same period of 2009. The reduction in the ceded premium ratio during the three and six months ended June 30, 2010 is primarily attributable to changes in our reinsurance purchasing, including higher attachment points on our property excess of loss program and reduced cession rates on our professional lines quota share reinsurance programs on renewal during the second quarter.

Net Premiums Earned: The following table provides net premiums earned by line of business:

	Three months ended June 30,						Six months ended June 30,
	2010		2009		% Change		2010		2009		% Change
Property	$84,104	28%	$62,074	21%	35%		$149,565	27%	$135,485	24%	10%
Marine	35,193	12%	34,759	12%	1%		70,171	12%	68,531	12%	2%
Terrorism	8,380	3%	8,533	3%	(2%	)	15,977	3%	18,474	3%	(14%	)
Aviation	16,441	5%	13,681	4%	20%		31,705	6%	30,837	5%	3%
Credit and political risk	22,777	8%	64,563	21%	(65%	)	37,506	7%	99,695	17%	(62%	)
Professional lines	112,982	37%	95,419	32%	18%		211,524	38%	182,126	32%	16%
Liability	21,384	7%	19,946	7%	7%		40,960	7%	39,356	7%	4%
Other(1)	391	-	-	-	nm		525	-	94	-	459%

Total	$301,652	100%	$298,975	100%	1%		$557,933	100%	$574,598	100%	(3%	)

nm - not meaningful

(1)	Includes accident and health

Net premiums earned on our credit and political risk line for 2010 include a $12 million reduction in connection with the settlement of prior accident year claims in the first quarter, while the quarter and year to date amounts for 2009 include the accelerated recognition of $22 million of premium due to the exhaustion of exposure on certain loss impacted policies. Excluding the impacts of these adjustments in both periods, net premiums earned for the segment increased 9% and 3% for the three and six months ended June 30, 2010, respectively.

Net premiums written in the twelve months ended June 30, 2010 increased 15% compared to that of the twelve months ended June 30, 2009. The majority of this increase, however, relates to the significant increase in net premiums written during the second quarter of 2010 as a result of the previously discussed changes in reinsurance purchasing on our property and professional lines business. These changes will lead to increases in net earned premiums on these lines of business over the coming year, absent any significant reductions in net written premium.

Loss Ratio: The table below shows the components of our loss ratio:

	Three months ended June 30,					Six months ended June 30,
	2010		% Point Change	2009		2010		% Point Change	2009
Current accident year	61.7%		(16.6)	78.3%		61.3%		(12.3)	73.6%
Prior period reserve development	(10.1%	)	5.6	(15.7%	)	(10.0%	)	4.4	(14.4%	)

Loss ratio	51.6%		(11.0)	62.6%		51.3%		(7.9)	59.2%

Current Accident Year Loss Ratio

The decreases in our current accident year loss ratio for the quarter and year to date were primarily the result of a lower level of claims activity in our credit and political risk and aviation lines of business relative to the prior year. In addition, the lower current accident year loss ratio was driven by business mix changes and the previously discussed consideration of our own loss experience in establishing loss ratios for our medium to long-tail business in 2010, most notably for professional lines.

Our net losses and loss expenses for the three months ended June 30, 2010 include estimated pre-tax net losses of $9 million in relation to the April 21, 2010 Deepwater Horizon event in the Gulf of Mexico, which is contained within our annual loss expectations for the marine line of business.

Our insurance segment’s exposure to the Chilean earthquake was minimal.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Acquisition Cost Ratio: The increase in our acquisition cost ratio this quarter reflects the impact of changes in our property and professional lines reinsurance purchasing, as well as prior year commission adjustments. A non-recurring premium tax adjustment also contributed to the year to date increase.

General and Administrative Expense Ratio: The increase in the general and administrative ratio for the quarter and year to date reflects additional headcount and IT costs over the period, associated with the build-out of the segment’s platform.

Other Insurance Related Income / Loss: During the three and six months ended June 30, 2009, we recorded increases in the fair value of the liability associated with our indemnity contract exposed to longevity risk of $15 million and $25 million, respectively. As we negotiated the cancellation of this contract during the fourth quarter of 2009 and this was the only contract of this kind in our portfolio, there are no corresponding amounts for 2010.

Insurance Segment Outlook

In the insurance marketplace, rates are falling modestly across most lines due to increased competition and we expect to see a continuation of this trend through the remainder of the year, absent a significant industry event. Single digit pricing declines are relatively consistent across our insurance portfolio.

One exception to this trend is the offshore energy class of business, where rates have been impacted by the Deepwater Horizon event. Renewal quotes in this class are currently averaging double-digit increases for drilling contractor and exploration and production accounts with minimal historical loss activity. We expect the market response to this loss to have two phases, with the first being increased pricing and scrutiny of coverage. The second phase will come with the renewal of marine and offshore reinsurance treaties, the majority of which will occur at the 1st of January.

While we exited the E&S primary casualty market this quarter as a result of weak market conditions, this will not have a significant impact on our gross premiums written or underwriting income, as this has been a relatively small class for us in recent periods. We have been pulling back from the line gradually since market conditions peaked for the class in 2004.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended June 30,				Six months ended June 30,
	2010	% Change		2009	2010	% Change		2009
Revenues:
Gross premiums written	$326,980	(16%	)	$387,877	$1,379,252	2%		$1,347,214
Net premiums written	322,058	(17%	)	387,877	1,358,881	2%		1,338,163
Net premiums earned	433,375	6%		407,795	873,286	9%		797,531
Other insurance related income (loss)	-	nm		695	-	nm		1,105
Expenses:
Current year net losses and loss expenses	(295,941)			(240,923)	(689,597)			(524,646)
Prior period reserve development	48,065			49,882	104,162			98,310
Acquisition costs	(83,609)			(75,003)	(169,117)			(150,776)
General and administrative expenses	(22,817)			(17,525)	(44,668)			(35,796)

Underwriting income	$79,073	(37%	)	$124,921	$74,066	(60%	)	$185,728

Ratios:		% Point Change				% Point Change
Current year loss ratio	68.3%	9.3		59.0%	79.0%	13.2		65.8%
Prior period reserve development	(11.1% )	1.1		(12.2% )	(12.0% )	0.3		(12.3% )
Acquisition cost ratio	19.3%	0.9		18.4%	19.4%	0.5		18.9%
General and administrative ratio	5.3%	1.0		4.3%	5.1%	0.6		4.5%

Combined ratio	81.8%	12.3		69.5%	91.5%	14.6		76.9%

nm - not meaningful

Gross Premiums Written: The following tables provide gross premiums written by line of business for the periods indicated:

	Three months ended June 30,
	2010		2009		% Change
Catastrophe	$124,168	38%	$132,071	34%	(6%	)
Property	75,527	23%	110,083	28%	(31%	)
Professional lines	58,368	18%	70,420	18%	(17%	)
Credit and bond	2,532	1%	(1,632)	-	nm
Motor	9,289	3%	23,771	6%	(61%	)
Liability	36,680	11%	29,991	8%	22%
Engineering	7,972	2%	8,839	2%	(10%	)
Other	12,444	4%	14,334	4%	(13%	)

Total	$326,980	100%	$387,877	100%	(16%	)

nm - not meaningful

The 16% decrease in gross premiums written this quarter was largely driven by shifting renewal dates. Premiums for our property line of business were impacted by the renewal of a significant second quarter 2009 treaty in the first quarter of 2010, as well as the extension of another significant second quarter 2009 treaty for renewal in the third quarter of 2010. Partially offsetting these decreases, our liability premiums increased this quarter due to the extension of a first quarter 2009 treaty for renewal this quarter. Our motor premiums were also impacted by shifting renewal dates, while a reduction in our share of a significant proportional treaty contributed to the lower professional lines premiums.

	Six months ended June 30,
	2010		2009		% Change		Excluding FX Impact
Catastrophe	$351,949	26%	$369,418	27%	(5%	)	(6%	)
Property	254,025	18%	236,513	18%	7%		7%
Professional lines	165,167	12%	184,060	14%	(10%	)	(11%	)
Credit and bond	230,605	17%	195,639	14%	18%		16%
Motor	127,403	9%	101,343	7%	26%		23%
Liability	170,059	12%	183,847	14%	(7%	)	(8%	)
Engineering	52,348	4%	50,105	4%	4%		3%
Other	27,696	2%	26,289	2%	5%		-

Total	$1,379,252	100%	$1,347,214	100%	2%		1%

Gross premiums written in the first six months of 2010 were favorably impacted by a weaker U.S. dollar at our major renewal date of January 1, most significantly against the Euro and Sterling. The impact of foreign exchange rate movements is highlighted in the table above. Gross premiums written otherwise increased 1%, driven by growth opportunities across several of our lines of business.

Our trade credit and bond line of business has grown primarily as a result of new Latin American surety business. Motor premiums benefited from significant new business in the first quarter of 2010, as we increased our participation in select European markets including the U.K. Partially offsetting these increases, was a reduction in professional lines business, largely as a result of a reduction of our share on one significant proportional treaty.

Net Premiums Earned: The following table provides net premiums earned by line of business:

	Three months ended June 30,						Six months ended June 30,
	2010		2009		% Change		2010		2009		% Change
Catastrophe	$111,813	26%	$112,629	28%	(1%	)	$229,231	26%	$221,840	28%	3%
Property	80,119	18%	81,013	20%	(1%	)	160,997	18%	154,474	19%	4%
Professional lines	72,248	17%	65,629	16%	10%		143,553	17%	129,495	16%	11%
Credit and bond	52,969	12%	42,142	10%	26%		106,993	12%	85,526	11%	25%
Motor	30,819	7%	28,369	7%	9%		61,194	7%	49,942	6%	23%
Liability	57,676	13%	52,380	13%	10%		121,083	14%	108,938	14%	11%
Engineering	20,043	5%	16,551	4%	21%		35,888	4%	31,535	4%	14%
Other	7,688	2%	9,082	2%	(15%	)	14,347	2%	15,781	2%	(9%	)

Total	$433,375	100%	$407,795	100%	6%		$873,286	100%	$797,531	100%	9%

The 6% and 9% increases in net premiums earned in the quarter and on a year to date basis, respectively, largely reflect an increase in gross premiums written of 5% in the twelve months ended June 30, 2010 compared to the same period ending June 30, 2009.

Loss Ratio: The table below shows the components of our loss ratio:

	Three months ended June 30,					Six months ended June 30,
	2010		% Point Change	2009		2010		% Point Change	2009
Current accident year	68.3%		9.3	59.0%		79.0%		13.2	65.8%
Prior period reserve development	(11.1%	)	1.1	(12.2%	)	(12.0%	)	0.3	(12.3%	)

Loss ratio	57.2%		10.4	46.8%		67.0%		13.5	53.5%

Current Accident Year Loss Ratio

The increase in our current accident year loss ratio during the second quarter of 2010 was largely driven by increases in our estimate of net losses related to first quarter 2010 catastrophes. During the three months ended June 30, 2010, we recognized a $26 million increase in our estimate of pre-tax net losses (net of related reinstatement premiums) for the Chilean earthquake.

The following factors partially offset the impact of the Chilean earthquake increase:

•

The continued incorporation of more of our own historical loss experience within short-tail lines of business, which has reduced our net loss ratio because our experience has generally been better than we expected.

•	The previously discussed increased consideration of our own loss experience in establishing loss ratios for our medium to long-tail business in 2010, most notably for professional lines.

Exposure to the Deepwater Horizon event is expected to be contained within our annual loss expectations.

The 13.2 percentage point increase in our current accident year loss ratio on a year-to-date basis was primarily driven by the increased natural catastrophe activity during the first quarter of 2010. We have recognized estimated pre-tax net losses (net of related reinstatement premiums) of $121 million for the Chilean earthquake. In addition, we have recognized pre-tax net losses (net of related reinstatement premiums) of $49 million for the first quarter Australian storms, European Windstorm Xynthia and U.S. storms, combined. In contrast, natural catastrophe activity in the first quarter of 2009 was notably less significant and our net catastrophe losses largely emanated from European Windstorm Klaus. Partially offsetting this catastrophe-related increase, however, are the factors outlined above and a decrease in the expected loss ratio for our trade credit and bond reinsurance business. The current accident year loss ratio on trade credit and bond business of 88% for the first six months of 2009 was elevated due to increased loss activity expected in the deteriorating global economic environment; the corresponding ratio for 2010 is 66%.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Reinsurance Segment Outlook

We have concluded our July 1st renewals, with the majority of the business up for renewal being property business. In general, the reinsurance marketplace was more competitive; our markets remain stable, without material changes in pricing or loss trends. We estimate premiums at this renewal date were up 3% over the expiring amounts; on a currency-adjusted basis, we estimate premiums were up 5%. While there could be other activity in the third quarter that will impact our gross premiums written, we believe these estimates are a good indication of how we are faring in the marketplace.

Declines in our property catastrophe premium volume were offset by growth in our new Latin American surety reinsurance business, as well as select growth in our U.S. liability lines. The decline in property catastrophe business was driven by the removal of a significant aggregate excess treaty from the reinsurance market and a reduction in our exposure to lower layers in property per risk business, where competition was significant. At the July 1st renewal, property catastrophe reinsurance business saw a continued modest deterioration from the pricing level at the January 1st renewal. We do not anticipate this deterioration will have a material impact on margins. Greater rate deterioration was experienced in lower layers, which generally have more premium volume. Professional lines and other liability reinsurance lines are experiencing pricing pressure, as rates react to favorable trends and loss experience but do not seem to be reacting to reductions in investment income or early signs of inflation.

OTHER REVENUES AND EXPENSES

The following table provides a breakdown of our other revenues and expenses:

	Three months ended June 30,				Six months ended June 30,
	2010	% Change		2009	2010	% Change		2009
Corporate expenses	$19,200	16%		$16,531	$35,508	3%		$34,336
Foreign exchange losses (gains)	(27,229)	nm		24,184	(35,376)	nm		23,795
Interest expense and financing costs	15,697	97%		7,971	24,385	53%		15,892
Income tax expense	6,300	(48%	)	12,006	17,661	-		17,703

Total	$13,968	(77%	)	$60,692	$42,178	(54%	)	$91,726

nm - not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.6% and 2.5% for the three and six months ended June 30, 2010, compared to 2.3% and 2.5% for the same periods in 2009.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than U.S. dollars. The foreign exchange gains in the three and six months ended June 30, 2010 were primarily due to the remeasurement of net liabilities denominated in Euro and Sterling, following their depreciation against the U.S. dollar.

The foreign exchange losses in the three and six months ended June 30, 2009 were principally due to the remeasurement of net liability balances denominated in Euro, Sterling and the Australian dollar, following an appreciation of these currencies against the U.S. dollar.

Interest Expense and Financing Costs: Interest expense primarily relates to interest due on our senior notes and has increased in 2010 following the issuance, on March 23, 2010, of $500 million aggregate principal amount of ten-year senior notes with a 5.875% coupon. See ‘Liquidity and Capital Resources’ for further details.

Income Tax Expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 2.9% and 5.0% for the three and six months ended June 30, 2010 compared to 6.7% and 5.7% in the same periods of 2009. During the three and six months ended June 30, 2010, we reduced our valuation allowance associated with deferred tax assets arising from realized U.S. capital losses. Net realized U.S. capital gains in 2010 will allow us to utilize a portion of those capital loss carryforwards. As a result, the effective tax rate for our U.S. operations declined, leading to an overall reduction in our consolidated effective tax rate.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended June 30,			Six months ended June 30,
	2010	% Change	2009	2010	% Change	2009
Fixed maturities	$86,772	(14%)	$100,901	$177,890	(8%)	$192,598
Other investments	(1,985)	(117%)	11,868	14,280	(24%)	18,738
Cash and cash equivalents	989	(51%)	2,032	2,724	(44%)	4,888
Equities	1,332	(4%)	1,392	1,920	9%	1,763
Short-term investments	207	17%	177	427	(4%)	443

Gross investment income	87,315	(25%)	116,370	197,241	(10%)	218,430
Investment expense	(4,731)	14%	(4,150)	(10,038)	45%	(6,918)

Net investment income	$82,584	(26%)	$112,220	$187,203	(11%)	$211,512

Pre-tax yield:(1)
Fixed maturities	3.6%		4.4%	3.7%		4.3%
Cash and cash equivalents	0.3%		0.5%	0.4%		0.6%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Our pre-tax yield on fixed maturities was 3.6% and 3.7% for the three and six months ended June 30, 2010, respectively, compared with 4.4% and 4.3% for the three and six months ended June 30, 2009, respectively. The lower yields in the current year were caused by a downward shift in the U.S. Treasury yield curve, further tightening of credit spreads, and to a lesser extent, negative foreign exchange movements. The impact of lower reinvestment yields in 2010 was partially offset by larger average fixed maturities balances in the current year in comparison to 2009.

Other Investments

We record the change in fair value on our other investments in net investment income and consequently, the pre-tax return on other investments may vary materially period over period, in particular during volatile credit and equity markets.

The following table provides a breakdown of net investment income (loss) from other investments:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
CLO - equity tranched securities	$6,988	$(26,062)	$9,280	$(26,359)
Credit funds	(3,007)	19,310	3,448	25,235
Short duration high yield fund	335	3,355	1,698	4,238
Hedge funds	(6,301)	15,265	(146)	15,624

Total	$(1,985)	$11,868	$14,280	$18,738

Pre-tax return on other investments(1)	(0.4% )	2.3%	2.6%	3.8%

(1)	The pre-tax return on other investments is non-annualized and calculated by dividing total income (loss) from other investments by the average month-end fair value balances held for the periods indicated.

The decrease in investment income from other investments this quarter was driven primarily by declining hedge fund and credit fund valuations which are influenced by the direction of the broad equity and credit markets, respectively. The negative returns from these funds were offset partially by the continued valuation recovery of our CLO equity tranched securities (“CLO Equities”), which was driven primarily by much lower actual default rates, resulting in higher cash distributions from CLO Equities than previously expected. The weighted average actual default rate at May 31, 2010 for our CLO Equities was 1.4% compared to 3.4% at May 31, 2009. We continue to remain cautious on this positive development and as a result have not changed our default rate assumptions for the remaining lives of the CLO Equities in our valuation models (refer to Item 1, Note 4 to the Consolidated Financial Statements for further details).

For the six months ended June 30, 2010, the pre-tax return on other investments was 2.6%, compared to 3.8% for the same period in 2009. The decline in pre-tax return was primarily due to the strong recovery in the broad equity markets and loan valuations in the first half of 2009 compared to 2010. However, this decline was partially offset by an improvement in the valuation of our CLO Equities.

Cash and Cash Equivalents

The reduction in investment income from cash and cash equivalents was driven mainly by lower global short-term interest rates, lower average cash balances, and negative foreign exchange movements.

Net Realized Investment Gains/Losses

Our fixed maturities and equities are classified as available for sale and reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized investment gains/losses) only when securities are sold, hedged, or impaired. Additionally, changes in the fair value of investment derivatives, mainly foreign exchange forward contracts, are recorded in net realized investment gains/losses.

The following table provides a breakdown of net realized investment gains/losses:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
On sale of:
Fixed maturities and short-term investments	$24,304	$170	$41,372	$899
Equities	453	(18)	2,010	(14,924)
OTTI charges recognized in earnings	(7,426)	(21,453)	(12,934)	(51,353)

Change in fair value of investment derivatives	2,988	(391)	2,830	1,009

Fair value hedges:
Change in fair value of derivative instruments	57,296	(26,713)	92,223	(6,648)
Change in fair value of hedged investments	(52,996)	24,727	(84,706)	6,742

Net realized investment gains (losses)	$24,619	$(23,678)	$40,795	$(64,275)

On sale of investments

Generally, sales of individual securities occur when we conclude there are changes in the credit quality of a particular issuer or market value is likely to deteriorate. We may also sell to rebalance our investment portfolio in order to reduce a concentration in a particular issuer or asset class.

Fixed maturities and short-term investments:

The significant increase in net realized investment gains on the sale of fixed maturities and short-term investments in 2010, for both periods presented, relates primarily to gains on sales of U.S. corporate debt securities which were sold as a result of rebalancing the sector composition of our corporate debt portfolio.

Equities:

Net realized investment losses on the sale of equities in the first six months of 2009 were driven by the sale of preferred shares in the financial sector.

OTTI charges

We review our available-for-sale investment portfolio each quarter to determine if the unrealized loss position of a security is other-than-temporary. Refer to the ‘Critical Accounting Estimates – OTTI’ section for further details on our impairment review process.

In accordance with the new accounting guidance issued and effective April 1, 2009, the OTTI charge to earnings in 2010 reflects only credit impairments, where projected cash flows are less than the amortized cost of a security, or the full unrealized loss position if we intend to sell a fixed maturity security or it is more likely than not that we will need to sell it to meet our liabilities. This guidance does not allow for retrospective application, therefore the OTTI charge recorded in the first quarter of 2009 of $26 million for fixed maturities is based on previous OTTI accounting guidance (i.e. the difference between the fair value and amortized cost of a debt security in an unrealized loss position). Accordingly, the OTTI charge for the first six months of 2010 is not comparable with the OTTI charge for the same period in 2009.

The following table summarizes our OTTI recognized in earnings by asset class:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Fixed maturities:
Corporate debt	$-	$1,604	$1,650	$13,026
Agency MBS	-	344	-	344
Non-Agency CMBS	325	10,843	325	10,843
Non-Agency RMBS	2,879	2,622	3,943	7,602
ABS	-	-	1,126	9,983
Municipals	19	-	19	-

	3,223	15,413	7,063	41,798
Equities	4,203	6,040	5,871	9,555

Total OTTI recognized in earnings	$7,426	$21,453	$12,934	$51,353

Fixed maturities:

The decline in OTTI charges for the second quarter of 2010 compared to 2009 was primarily due to the decline in securities we intended to sell. In 2009, we made decisions to sell securities mainly to take advantage of improved market conditions as well as to reduce our exposure to non-agency CMBS.

The OTTI charges in the first six months of 2010 were significantly lower when compared with the same period of 2009, primarily due to a change in accounting principle for OTTI charges recognized in earnings (as noted above) and the return of stability in the credit markets. During the first six months of 2009, the OTTI charges on corporate debt were related to the subordinated debt of certain U.S. and foreign banks while charges on non-agency RMBS and ABS were largely due to exposures to alternative-A and sub-prime collateral. Further, we made the decision to sell certain corporate debt securities, non-agency RMBS and non-agency CMBS.

Equities:

The OTTI losses on equities in the three and six month periods ended June 30, 2010 and 2009 are primarily due to the severity and duration of the unrealized loss positions, for which we concluded the forecasted recovery period was too uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned.

Fair Value Hedges

Due to the significant volatility in the Euro vs. U.S. dollar currencies in 2008, we implemented a fair value hedging program to hedge un-matched foreign currency exposures. During the three and six months ended June 30, 2010 and 2009, our hedging program was effective, generating gains/losses of less than 2% of notional balances.

Total Return

Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return within certain guidelines and constraints. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net investment income	$82,584	$112,220	$187,203	$211,512
Net realized investments gains (losses)	24,619	(23,678)	40,795	(64,275)
Change in net unrealized gains/losses, net of currency hedges	51,361	238,916	136,620	179,476

Total	$158,564	$327,458	$364,618	$326,713

Average cash and investments(1)	$12,098,734	$10,863,907	$11,902,925	$10,687,730

Total return on average cash and investments, pre-tax(2)	1.3%	3.0%	3.1%	3.1%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.
(2)	Non-annualized.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	June 30, 2010		December 31, 2009
	Fair Value	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost
Fixed maturities	$10,064,335	$9,880,475	$9,718,355	$9,628,287
Equities	201,173	218,303	204,375	195,011
Other investments	547,873	551,998	570,276	585,414
Short-term investments	131,104	131,104	129,098	129,098

Total investments	$10,944,485	$10,781,880	$10,622,104	$10,537,810

Cash and cash equivalents(1)	$1,197,543	$1,197,543	$864,054	$864,054

(1)	Includes restricted cash and cash equivalents of $105 million and $75 million for 2010 and 2009, respectively.

The amortized cost/cost of our total investments increased by $244 million from December 31, 2009, primarily due to the investment of approximately $300 million of the $495 million net proceeds from our senior notes offering in March 2010, which was allocated to our fixed maturity portfolio.

The fair value of our total investments increased by $322 million from December 31, 2009, primarily due to net contributions and improved valuation for our fixed maturities. This increase was partially offset by net redemptions in our hedge fund investments, negative movement in foreign exchange rates, mostly the Euro against the U.S. dollar, and to a lesser extent negative returns in our global equity portfolios.

Cash and cash equivalents balances grew by $333 million during the first six months of 2010 primarily due to net cash provided by operations of $538 million and the remaining net proceeds from the above senior notes. This increase in cash and cash equivalents was offset partially by $409 million of share repurchases made in the open market during 2010.

The total change in net unrealized gains (losses) on our available-for-sale investment portfolio for the first six months of 2010 was as follows:

	Net Unrealized Gains (Losses) at June 30, 2010	Net Unrealized Gains (Losses) at December 31, 2009	Change in 2010
Fixed maturities:
U.S. government and agency	$33,702	$(3,215)	$36,917
Non-U.S. government	(29,718)	8,971	(38,689)
Corporate debt	90,722	98,316	(7,594)
Agency MBS	64,003	37,051	26,952
Non-Agency CMBS	25,995	(17,738)	43,733
Non-Agency RMBS	(13,861)	(34,883)	21,022
ABS	(6,438)	(12,692)	6,254
Municipals	19,455	14,258	5,197

Total fixed maturities	$183,860	$90,068	$93,792

Equities:
Common stock	$(17,130)	$9,364	$(26,494)

During the first six months of 2010, the downward shift in the U.S. Treasury yield curve as well as the additional tightening of credit spreads contributed to the improved valuation for most asset classes within our fixed income portfolio. The decline in the valuation for our non-U.S. government securities was primarily due to negative foreign exchange movements. The above table does not include the hedge benefit from our foreign exchange hedging program (refer to Part 1, Note 6 of the Consolidated Financial Statements).

The decline in the valuation for our equities was due to the decline in the global equity markets and negative foreign exchange movements.

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	June 30, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. government and agencies	$1,428,430	14%	$1,856,659	19%
Non-U.S. government	754,768	8%	696,814	7%
Corporate debt	4,061,978	40%	3,580,766	37%
Agency MBS	1,705,104	17%	1,566,259	16%
Non-Agency CMBS	609,501	6%	653,211	7%
Non-Agency RMBS	220,973	2%	222,982	2%
ABS	654,937	7%	443,139	5%
Municipals	628,644	6%	698,525	7%

Total	$10,064,335	100%	$9,718,355	100%

Credit ratings:(1)
U.S. government and agencies	$1,428,430	14%	$1,856,659	19%
AAA(2)	4,216,038	42%	4,007,688	41%
AA	1,073,039	11%	914,454	9%
A	1,911,475	19%	1,760,929	18%
BBB	1,281,580	13%	1,036,359	11%
Below BBB(3)	153,773	1%	142,266	2%

Total	$10,064,335	100%	$9,718,355	100%

(1)	As assigned by S&P. In the absence of an S&P rating, we used the lower rating established by either Moody’s or Fitch
(2)	Includes U.S. government-sponsored agency RMBS and CMBS
(3)	Non-investment grade securities

For the six months ended June 30, 2010, we reduced our U.S. government and agencies holdings and allocated the proceeds, along with partial proceeds from our senior unsecured debt issued in March, primarily to corporate debt and ABS. New investments in corporate debt were made due to our positive outlook for further credit spread tightening while additional investments were made in ABS due to the availability of higher quality new issues with shorter durations. At June 30, 2010, fixed maturities had weighted average credit rating of AA (2009: AA) with an approximate average duration of 3.0 years (2009: 3.1 years). When incorporating cash and cash equivalents into this calculation, the average duration at June 30, 2010 was 2.7 years (2009: 2.8 years).

Of the $755 million (2009: $697 million) of non-U.S. government holdings held at June 30, 2010, we had no sovereign debt holdings issued by the governments of Portugal, Italy or Greece (2009: nil, $32 million and nil, respectively). Our sovereign exposure to Spain and Ireland was $38 million (2009: $20 million) and $7 million (2009: nil), respectively.

The non-investment grade securities reported in the above table are predominantly the result of downgrades subsequent to our initial purchases. We continue to hold these non-investment grade securities as we believe their current valuations are attractive based on their respective fundamentals. The increase in non-investment grade holdings since December 31, 2009, was primarily due to downgrades and, to a lesser extent, improved valuations of several non-agency residential MBS issues and corporate debt issues along with a small number of municipals and ABS.

Gross Unrealized Losses:

At June 30, 2010, the gross unrealized losses on our fixed maturities portfolio were $136 million (2009: $134 million). The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position.

	June 30, 2010			December 31, 2009
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$1,197,878	$(37,228)	31%	$3,313,450	$(47,697)	42%
10-20%	450,848	(72,936)	61%	168,116	(30,904)	27%
20-30%	23,209	(7,882)	7%	66,169	(19,902)	17%
30-40%	1,478	(736)	1%	17,851	(9,263)	8%
40-50%	150	(125)	nm	696	(552)	1%
> 50%	317	(355)	nm	3,538	(6,154)	5%

Total	$1,673,880	$(119,262)	100%	$3,569,820	$(114,472)	100%

nm - not meaningful

During the first six months of 2010, the gross unrealized losses that are in the 10-20% severity range for investment grade fixed maturities increased by $42 million. This increase was primarily due to the deterioration of the Euro against the U.S. dollar which has resulted in larger gross unrealized losses on certain of our non-U.S. government bonds and corporate debt. As previously noted, we hedged most of this foreign exchange exposure, which is not reflected in the above table. The gross unrealized losses for the other ranges of severity noted in the above table have shifted to lower severity bands in the current quarter primarily due to the recovery of the global financial markets.

The greater than 50% severity of unrealized loss at December 31, 2009, consisted primarily of non-agency RMBS, non-agency CMBS and ABS where we did not anticipate credit losses. These securities had a weighted average credit rating of AA- by S&P. The decrease in this balance since December 31, 2009 was primarily due to the significant improvement in the pricing of one AAA rated non-agency RMBS, the impairment of one BBB+ rated ABS and the sale of one AA+ rated non-agency CMBS during the first six months of 2010.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all below non-investment grade fixed maturities in an unrealized loss position at June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$21,791	$(1,305)	8%	$59,464	$(1,866)	10%
10-20%	40,905	(7,443)	44%	20,993	(4,614)	23%
20-30%	3,811	(1,052)	6%	6,039	(2,160)	11%
30-40%	12,457	(7,191)	42%	11,914	(6,855)	35%
40-50%	-	-	0%	3,756	(3,227)	16%
> 50%	6	(7)	nm	373	(994)	5%

Total	$78,970	$(16,998)	100%	$102,539	$(19,716)	100%

nm - not meaningful

Equities

During the current quarter, we increased our allocation to global equities by $25 million and recorded an impairment charge of $4 million due to the severity and duration of the unrealized loss position for certain equity securities, for which we concluded the forecasted recovery period was too uncertain.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	June 30, 2010		December 31, 2009
Hedge funds	$110,968	20.3%	$94,630	16.6%
Funds of hedge funds	225,456	41.1%	256,877	45.0%

Total hedge funds	336,424	61.4%	351,507	61.6%

Distressed securities	22,989	4.2%	22,957	4.0%
Long/short credit	78,108	14.2%	84,392	14.8%

Total credit funds	101,097	18.4%	107,349	18.8%

CLO - Equities	58,566	10.7%	61,332	10.8%
Short duration high yield fund	51,786	9.5%	50,088	8.8%

Total other investments	$547,873	100.0%	$570,276	100.0%

The decrease in the fair value of our total hedge funds investment in 2010 reflects $35 million of redemptions, offset by $20 million of subscriptions. The performance of our hedge funds has been mostly flat year to date. Similarly, the decrease in fair value of our credit funds investment was due to $9 million of cash distributions, offset by $3 million of improved valuations due to positive performance of its underlying loan collateral. Certain hedge and credit fund investments may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. Refer to Item 1, Note 3 (b) of our Consolidated Financial Statements for further details.

The decrease in the fair value of the CLO – Equities since December 31, 2009, was primarily due to $12 million of cash distributions collected in 2010, offset partially by an improved valuation of $9 million primarily due to lower default rates than previously expected.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a general discussion of our liquidity and capital resources. During the first six months of 2010, we completed a senior note issuance, entered into a new secured letter of credit facility, and continued executions of common stock repurchases under the program authorized by our Board of Directors.

The following table summarizes our consolidated capitalization for the periods indicated:

	June 30, 2010	December 31, 2009
Long-term debt	$993,843	$499,476

Preferred shares	500,000	500,000
Common equity	4,995,302	5,000,244

Shareholders’ equity	5,495,302	5,500,244

Total capitalization	$6,489,145	$5,999,720

Ratio of debt to total capitalization	15.3%	8.3%

Ratio of debt and preferred equity to total capital	23.0%	16.7%

Senior Note Issuance

On March, 23, 2010, AXIS Specialty Finance, an indirect wholly-owned subsidiary of AXIS Capital, issued ten-year senior notes with a $500 million aggregate principal amount, maturing on June 1, 2020. These notes bear interest at a rate of 5.875%, payable semi-annually in arrears. AXIS Capital has fully and unconditionally guaranteed all the obligations of AXIS Specialty Finance under these notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all of its other senior obligations. The related indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all covenants at June 30, 2010.

We used net proceeds from the senior notes offering for general corporate purposes. The issuance of this debt was the principal driver of the increase in our ratios of debt to total capitalization and debt and preferred equity to total capital to 15.3% and 23.0%, respectively, at June 30, 2010 from 8.3% and 16.7%, as of December 31, 2009.

Secured Letter of Credit Facility

On May 14, 2010, we entered into a secured $750 million letter of credit facility with Citibank Europe plc (“Citibank”). This facility may be terminated by Citibank on December 31, 2013 upon thirty days prior notice. Under the terms of the facility, letters of credit to a maximum aggregate amount of $750 million are available for issuance on behalf of AXIS Capital’s participating operating subsidiaries. The principal purpose of the facility is to issue, as required, standby letters of credit in favor of counterparties obtaining reinsurance protection from AXIS Capital’s subsidiaries to ensure that these counterparties are permitted to take credit, under U.S. insurance regulations, for the reinsurance obtained in U.S. jurisdictions where AXIS Capital’s subsidiaries are not licensed or otherwise admitted as an insurer. The facility is subject to certain covenants, including the requirement to maintain sufficient collateral to cover all of our obligations under the facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the facility to any or all of the participating operating subsidiaries. At June 30, 2010, no letters of credit had been issued under this new facility.

At June 30, 2010, our common equity was $5.0 billion, comparable to the balance at December 31, 2009. The following table reconciles our opening and closing common equity position:

Six months ended June 30,	2010
Common equity - opening	$5,000,244
Net income	335,102
Change in unrealized appreciation on available for sale investments, net of tax	137,815
Share repurchases	(419,235)
Common share dividends	(61,964)
Preferred share dividends	(18,438)
Share-based compensation and other	21,778

Common equity - closing	$4,995,302

During the first six months of 2010, we repurchased common shares in the open market for a total of $409 million (refer to Part II, Item 2 ‘Unregistered Sales of Equity Securities and Use of Proceeds’ for additional information). Subsequent to June 30, 2010, and through July 30, 2010, we repurchased additional common shares for $10 million. As of July 30, 2010, approximately $123 million remains available under our repurchase program.

We continue to anticipate that cash flows from operations will be sufficient to cover cash outflows under most loss scenarios, as well as our other contractual commitments, through the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our Consolidated Financial Statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2009 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Premiums

•	Fair Value Measurements

•	Other-Than-Temporary Impairments (OTTI)

There have been no material changes to our critical accounting estimates since December 31, 2009. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2009 for qualitative discussions on our Critical Accounting Estimates.

NEW ACCOUNTING STANDARDS

See Item 1, Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2010, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating income	$180,180	$182,634	$275,830	$338,445
Net realized investment gains, net of tax(1)	24,672	(23,473)	40,834	(63,605)

Net income available to common shareholders	$204,852	$159,161	$316,664	$274,840

Operating income per share - diluted	$1.33	$1.22	$1.99	$2.26
Net realized investment gains, net of tax	0.18	(0.16)	0.29	(0.42)

Net income per share - diluted	$1.51	$1.06	$2.28	$1.84

Weighted average common shares and common share equivalents - diluted	135,665	149,861	138,899	149,448

Average common shareholders’ equity	$4,935,661	$4,200,978	$4,997,773	$4,185,080

ROACE (annualized)	16.6%	15.2%	12.7%	13.1%

Operating ROACE (annualized)	14.6%	17.4%	11.0%	16.2%

(1)	Tax impact of ($53) and $(205) for the three months ended June 30, 2010 and 2009, respectively, and ($39) and ($670) for the six months ended June 30, 2010 and 2009, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This presentation includes the use of “operating income” and “annualized operating return on average common equity”, which is based on the “operating income” measure. Although the investment of premiums to generate income and realized investment gains (or losses) is an integral part of our operations, the determination to realize investment gains (or losses) is independent of the underwriting process and is heavily influenced by the availability of market opportunities. Furthermore, many users believe that the timing of the realization of investment gains (or losses) is somewhat opportunistic for many companies. In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (losses) to understand the profitability of recurring sources of income.

We believe that showing net income available to common shareholders exclusive of net realized gains (losses) reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude realized gains (losses) from their analyses for the same reasons.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to Item 7A included in our 2009 Form 10-K. There have been no material changes to this item since December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended June 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate(b) Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs
April 1-30, 2010	2,135,253	$31.49	2,134,800	$187.4 million
May 1-31, 2010	1,472,558	$29.51	1,464,200	$144.2 million
June 1-30, 2010	369,326	$29.69	367,000	$133.3 million
Total	3,977,137		3,966,000	$133.3 million
(a)	Share repurchases relating to withhold to cover tax liabilities upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On December 10, 2009, our Board of Directors approved a new share repurchase plan with the authorization to repurchase up to an additional $500 million of our common shares to be effected from time to time in the open market or in privately negotiated transactions. This share repurchase plan will expire on December 31, 2011.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless AXIS Capital Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2010

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)