Form 10-Q
period 2010-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2010-11-02
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 25, 2010 there were 123,613,982 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	2010	2009
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2010: $10,285,643; 2009: $9,628,287)	$10,664,824	$9,718,355
Equity securities, available for sale, at fair value (Cost 2010: $237,656; 2009: $195,011)	251,005	204,375
Other investments, at fair value	533,072	570,276
Short-term investments, at amortized cost	129,042	129,098

Total investments	11,577,943	10,622,104
Cash and cash equivalents	1,057,864	788,614
Restricted cash and cash equivalents	147,529	75,440
Accrued interest receivable	92,758	89,559
Insurance and reinsurance premium balances receivable	1,536,944	1,292,877
Reinsurance recoverable on unpaid and paid losses	1,551,612	1,424,172
Deferred acquisition costs	402,887	302,320
Prepaid reinsurance premiums	234,850	301,885
Securities lending collateral	-	129,814
Net receivable for investments sold	-	12,740
Goodwill and intangible assets	89,744	91,505
Other assets	154,399	175,494

Total assets	$16,846,530	$15,306,524

Liabilities
Reserve for losses and loss expenses	$6,934,528	$6,564,133
Unearned premiums	2,614,239	2,209,397
Insurance and reinsurance balances payable	123,127	173,156
Securities lending payable	-	132,815
Senior notes	993,976	499,476
Other liabilities	240,338	227,303
Net payable for investments purchased	91,384	-

Total liabilities	10,997,592	9,806,280

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2010: 154,697; 2009: 152,465 shares issued and 2010: 119,958; 2009: 132,140 shares outstanding)	1,931	1,903
Additional paid-in capital	2,046,297	2,014,815
Accumulated other comprehensive income	371,625	85,633
Retained earnings	4,033,018	3,569,411
Treasury shares, at cost (2010: 34,739; 2009: 20,325 shares)	(1,103,933)	(671,518)

Total shareholders’ equity	5,848,938	5,500,244

Total liabilities and shareholders’ equity	$16,846,530	$15,306,524

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three months ended		Nine months ended
	2010	2009	2010	2009
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$758,873	$706,025	$2,190,092	$2,078,154
Net investment income	111,800	134,788	299,004	346,300
Other insurance related income (loss)	884	(135,738)	1,727	(159,394)
Net realized investment gains (losses):
Other-than-temporary impairment losses	(2,091)	(283,418)	(16,581)	(336,214)
Portion of impairment losses transferred to (from) other comprehensive income	(272)	4,080	1,284	5,523
Other realized investment gains	78,894	25,973	132,622	13,051

Total net realized investment gains (losses)	76,531	(253,365)	117,325	(317,640)

Total revenues	948,088	451,710	2,608,148	1,947,420

Expenses
Net losses and loss expenses	422,154	311,109	1,293,787	1,077,360
Acquisition costs	123,788	113,423	364,614	318,708
General and administrative expenses	103,435	92,009	309,266	265,515
Foreign exchange losses (gains)	24,961	6,784	(10,415)	30,579
Interest expense and financing costs	15,800	7,977	40,185	23,869

Total expenses	690,138	531,302	1,997,437	1,716,031

Income (loss) before income taxes	257,950	(79,592)	610,711	231,389
Income tax expense	9,890	7,082	27,550	24,785

Net income (loss)	248,060	(86,674)	583,161	206,604

Preferred share dividends	9,218	9,218	27,656	27,656

Net income (loss) available to common shareholders	$238,842	$(95,892)	$555,505	$178,948

Weighted average common shares and common share equivalents:
Basic	120,091	137,904	123,320	137,693

Diluted	134,406	137,904	137,382	150,258

Earnings (loss) per common share
Basic	$1.99	$(0.70)	$4.50	$1.30

Diluted	$1.78	$(0.70)	$4.04	$1.19

Cash dividends declared per common share	$0.21	$0.20	$0.63	$0.60

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three months ended		Nine months ended
	2010	2009	2010	2009
	(in thousands)

Net income (loss)	$248,060	$(86,674)	$583,161	$206,604
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized gains arising during the period	231,879	357,290	401,468	512,336
Portion of other-than-temporary impairment losses recognized in other comprehensive income	272	(3,393)	(1,284)	(4,836)
Adjustment for re-classification of realized investment (gains) losses and net impairment losses recognized in net income	(84,255)	247,428	(114,473)	312,064
Foreign currency translation adjustment	1,873	1,910	281	243

Comprehensive income	$397,829	$516,561	$869,153	$1,026,411

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
	(in thousands)
Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,903	1,878
Shares issued	28	23

Balance at end of period	1,931	1,901

Additional paid-in capital
Balance at beginning of period	2,014,815	1,962,779
Shares issued	580	509
Stock options exercised	3,851	2,475
Share-based compensation expense	27,051	37,654

Balance at end of period	2,046,297	2,003,417

Accumulated other comprehensive income (loss)
Balance at beginning of period	85,633	(706,499)
Unrealized appreciation (depreciation) on available for sale investments, net of tax:
Balance at beginning of period	87,438	(702,548)
Cumulative effect of change in accounting principle (see Note 3(d))	-	(38,334)
Unrealized gains arising during the period, net of reclassification adjustment	286,995	824,400
Portion of other-than-temporary impairment losses	(1,284)	(4,836)

Balance at end of period	373,149	78,682

Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	803	-
Foreign currency translation adjustment	281	243

Balance at end of period	1,084	243

Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(2,608)	(3,951)
Net actuarial gain (loss)	-	-

Balance at end of period	(2,608)	(3,951)

Balance at end of period	371,625	74,974

Retained earnings
Balance at beginning of period	3,569,411	3,198,492
Cumulative effect of change in accounting principle, net of tax (see Note 3(d))	-	38,334
Net income	583,161	206,604
Series A and B preferred share dividends	(27,656)	(27,656)
Common share dividends	(91,898)	(96,307)

Balance at end of period	4,033,018	3,319,467

Treasury shares, at cost
Balance at beginning of period	(671,518)	(495,609)
Shares repurchased for treasury	(432,415)	(6,043)

Balance at end of period	(1,103,933)	(501,652)

Total shareholders’ equity	$5,848,938	$5,398,107

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$583,161	$206,604
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(117,325)	317,640
Loss on insurance derivative contract	-	161,000
Net realized and unrealized gains of other investments	(38,476)	(63,322)
Amortization of fixed maturities	40,004	11,018
Other amortization and depreciation	10,081	11,650
Share-based compensation expense	27,051	37,654
Changes in:
Accrued interest receivable	(3,199)	(2,937)
Reinsurance recoverable balances	(127,440)	(27,819)
Deferred acquisition costs	(100,567)	(90,643)
Prepaid reinsurance premiums	67,035	(5,369)
Reserve for loss and loss expenses	370,395	335,131
Unearned premiums	404,842	385,671
Insurance and reinsurance balances, net	(294,096)	(343,335)
Other items	45,454	(39,237)

Net cash provided by operating activities	866,920	893,706

Cash flows from investing activities:
Purchases of:
Fixed maturities	(9,297,089)	(8,260,119)
Equity securities	(96,209)	(33,995)
Other investments	(45,000)	(91,800)
Proceeds from the sale of:
Fixed maturities	7,975,262	6,174,388
Equity securities	48,970	55,703
Other investments	120,680	86,190
Proceeds from redemption of fixed maturities	829,109	726,060
Net sales (purchases) of short-term investments	2,766	(13,552)
Purchase of other assets	(11,977)	(43,398)
Change in restricted cash and cash equivalents	(72,089)	(7,425)

Net cash used in investing activities	(545,577)	(1,407,948)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	494,870	-
Repurchase of shares	(432,415)	(6,043)
Dividends paid - common shares	(83,090)	(85,218)
Dividends paid - preferred shares	(27,656)	(27,656)
Proceeds from issuance of common shares	4,459	3,007

Net cash used in financing activities	(43,832)	(115,910)

Effect of exchange rate changes on foreign currency cash	(8,261)	41,525

Increase (decrease) in cash and cash equivalents	269,250	(588,627)
Cash and cash equivalents - beginning of period	788,614	1,697,581

Cash and cash equivalents - end of period	$1,057,864	$1,108,954

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at September 30, 2010 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the periods ended September 30, 2010 and 2009 have not been audited. The balance sheet at December 31, 2009 is derived from our audited financial statements.

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

Embedded Credit Derivatives

Effective July 1, 2010, we adopted amended FASB guidance that clarified the bifurcation scope exemption for embedded credit-derivative features. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another (e.g. a mortgage-backed or asset-backed security with multiple tranches) are not subject to bifurcation and separate accounting. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards Not Yet Adopted

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued new guidance requiring disclosures about the nature of credit risk in financing receivables and how that risk is analyzed in determining the related allowance for credit losses, as well as details on changes in the allowance for credit losses during the reporting period. Financing receivables are defined to include instruments such as certain trade receivables, notes receivable and lease receivables, in addition to instruments more traditionally associated with an allowance for credit losses, such as consumer and commercial lending agreements. The new disclosure requirements related to information at the end of a reporting period will be effective for our December 31, 2010, year end reporting; while requirements related to activity that occurred during a reporting period will become effective at January 1, 2011. We are presently evaluating the disclosure impact of the adoption of this guidance.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs that can be capitalized in relation to the acquisition of new and renewal insurance contracts. The amended guidance requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts in order to be capitalized as a deferred acquisition cost. Capitalized costs would include incremental direct costs, such as commissions paid to brokers. Additionally, the portion of employee salaries and benefits directly related to time spent for acquired contracts would be capitalized. Costs that fall outside the revised definition must be expensed when incurred. This new guidance is effective for January 1, 2012 and may be adopted either prospectively or retrospectively. Earlier adoption is permitted, provided the guidance is applied at the beginning of the Company’s financial year. The transitional provisions of this guidance also indicate that if the application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized, the Company may elect not to capitalize those types of costs. We are presently evaluating the impact of the adoption of this guidance on our results of operation and financial position.

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

The following tables summarize the underwriting results of our operating segments for the periods indicated and the carrying values of goodwill and intangible assets at September 30, 2010 and 2009:

	2010			2009
Three months ended September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$433,550	$317,137	$750,687	$413,922	$361,392	$775,314
Net premiums written	309,277	317,045	626,322	239,781	355,363	595,144
Net premiums earned	320,184	438,689	758,873	278,637	427,388	706,025
Other insurance related income (loss)	884	-	884	(135,898)	160	(135,738)
Net losses and loss expenses	(150,860)	(271,294)	(422,154)	(111,228)	(199,881)	(311,109)
Acquisition costs	(38,962)	(84,826)	(123,788)	(29,613)	(83,810)	(113,423)
General and administrative expenses	(64,147)	(22,292)	(86,439)	(55,685)	(18,719)	(74,404)

Underwriting income (loss)	$67,099	$60,277	127,376	$(53,787)	$125,138	71,351

Corporate expenses			(16,996)			(17,605)
Net investment income			111,800			134,788
Net realized investment gains (losses)			76,531			(253,365)
Foreign exchange losses			(24,961)			(6,784)
Interest expense and financing costs			(15,800)			(7,977)

Income (loss) before income taxes			$257,950			$(79,592)

Net loss and loss expense ratio	47.1%	61.8%	55.6%	39.9%	46.8%	44.1%
Acquisition cost ratio	12.2%	19.4%	16.3%	10.6%	19.6%	16.1%
General and administrative expense ratio	20.0%	5.1%	13.7%	20.0%	4.4%	13.0%

Combined ratio	79.3%	86.3%	85.6%	70.5%	70.8%	73.2%

Goodwill and intangible assets	$89,744	$-	$89,744	$93,049	$-	$93,049

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SEGMENT INFORMATION (CONTINUED)

	2010			2009
Nine months ended September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,419,372	$1,696,389	$3,115,761	$1,304,844	$1,708,606	$3,013,450
Net premiums written	982,969	1,675,927	2,658,896	764,932	1,693,526	2,458,458
Net premiums earned	878,117	1,311,975	2,190,092	853,235	1,224,919	2,078,154
Other insurance related income (loss)	1,727	-	1,727	(160,659)	1,265	(159,394)
Net losses and loss expenses	(437,057)	(856,730)	(1,293,787)	(451,143)	(626,217)	(1,077,360)
Acquisition costs	(110,670)	(253,944)	(364,614)	(84,122)	(234,586)	(318,708)
General and administrative expenses	(189,802)	(66,960)	(256,762)	(159,059)	(54,515)	(213,574)

Underwriting income (loss)	$142,315	$134,341	276,656	$(1,748)	$310,866	309,118

Corporate expenses			(52,504)			(51,941)
Net investment income			299,004			346,300
Net realized investment gains (losses)			117,325			(317,640)
Foreign exchange (losses) gains			10,415			(30,579)
Interest expense and financing costs			(40,185)			(23,869)

Income before income taxes			$610,711			$231,389

Net loss and loss expense ratio	49.8%	65.3%	59.1%	52.9%	51.1%	51.8%
Acquisition cost ratio	12.6%	19.4%	16.6%	9.9%	19.2%	15.4%
General and administrative expense ratio	21.6%	5.1%	14.1%	18.6%	4.4%	12.8%

Combined ratio	84.0%	89.8%	89.8%	81.4%	74.7%	80.0%

Goodwill and intangible assets	$89,744	$-	$89,744	$93,049	$-	$93,049

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(3)

At September 30, 2010
Fixed maturities
U.S. government and agency	$1,339,503	$33,029	$(17)	$1,372,515	$-
Non-U.S. government	769,425	23,523	(4,836)	788,112	-
Corporate debt	4,085,798	237,285	(14,277)	4,308,806	(491)
Agency MBS(1)	2,043,754	52,445	(1,997)	2,094,202	-
Non-Agency CMBS	467,848	33,470	(107)	501,211	(166)
Non-Agency RMBS	228,505	3,782	(11,033)	221,254	(10,885)
ABS(2)	665,359	13,011	(15,054)	663,316	(3,746)
Municipals	685,451	32,040	(2,083)	715,408	(389)

Total fixed maturities	$10,285,643	$428,585	$(49,404)	$10,664,824	$(15,677)

Equity securities	$237,656	$20,940	$(7,591)	$251,005

At December 31, 2009
Fixed maturities
U.S. government and agency	$1,859,874	$8,511	$(11,726)	$1,856,659	$-
Non-U.S. government	687,843	11,937	(2,966)	696,814	-
Corporate debt	3,482,450	126,093	(27,777)	3,580,766	(6,071)
Agency MBS(1)	1,529,208	41,425	(4,374)	1,566,259	-
Non-Agency CMBS	670,949	10,545	(28,283)	653,211	(505)
Non-Agency RMBS	257,865	324	(35,207)	222,982	(8,673)
ABS(2)	455,831	6,926	(19,618)	443,139	(10,798)
Municipals	684,267	18,495	(4,237)	698,525	(389)

Total fixed maturities	$9,628,287	$224,256	$(134,188)	$9,718,355	$(26,436)

Equity securities	$195,011	$17,834	$(8,470)	$204,375

(1)	Agency mortgage-backed securities (MBS) include agency residential MBS (RMBS) and agency commercial MBS (CMBS).
(2)	Asset-backed securities (ABS) include debt tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs).
(3)	Represents the non-credit component of the other-than-temporary impairment (OTTI) losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by VIEs. These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge and credit funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 3(b)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs and accordingly we are not the primary beneficiary for any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Gross Unrealized Loss

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At September 30, 2010
Fixed maturities
U.S. government and agency	$-	$-	$33,884	$(17)	$33,884	$(17)
Non-U.S. government	-	-	182,167	(4,836)	182,167	(4,836)
Corporate debt	19,856	(2,588)	335,700	(11,689)	355,556	(14,277)
Agency MBS	775	(24)	738,434	(1,973)	739,209	(1,997)
Non-Agency CMBS	11,046	(79)	6,136	(28)	17,182	(107)
Non-Agency RMBS	112,427	(10,913)	8,330	(120)	120,757	(11,033)
ABS	44,528	(14,958)	41,305	(96)	85,833	(15,054)
Municipals	25,964	(1,678)	48,658	(405)	74,622	(2,083)

Total fixed maturities	$214,596	$(30,240)	$1,394,614	$(19,164)	$1,609,210	$(49,404)

Equity securities	$10,506	$(2,551)	$40,681	$(5,040)	$51,187	$(7,591)

At December 31, 2009
Fixed maturities
U.S. government and agency	$22,902	$(915)	$1,252,602	$(10,811)	$1,275,504	$(11,726)
Non-U.S. government	-	-	352,313	(2,966)	352,313	(2,966)
Corporate debt	160,213	(19,245)	630,678	(8,532)	790,891	(27,777)
Agency MBS	1,587	(80)	427,025	(4,294)	428,612	(4,374)
Non-Agency CMBS	273,845	(27,180)	79,561	(1,103)	353,406	(28,283)
Non-Agency RMBS	181,700	(32,787)	13,042	(2,420)	194,742	(35,207)
ABS	51,626	(18,721)	94,008	(897)	145,634	(19,618)
Municipals	13,432	(1,624)	117,825	(2,613)	131,257	(4,237)

Total fixed maturities	$705,305	$(100,552)	$2,967,054	$(33,636)	$3,672,359	$(134,188)

Equity securities	$31,368	$(6,025)	$86,947	$(2,445)	$118,315	$(8,470)

Fixed Maturities

At September 30, 2010, 448 fixed maturities (2009: 832) were in an unrealized loss position of $49 million (2009: $134 million) of which $15 million (2009: $20 million) of this balance was related to securities below investment grade or not rated.

At September 30, 2010, 157 (2009: 312) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $215 million (2009: $705 million). These securities were primarily ABS and non-agency RMBS with a weighted average S&P credit rating of BB- and BBB, respectively. We concluded that these securities as well as the remaining securities in an unrealized loss position are temporarily depressed and are expected to recover in value as the securities approach maturity or as market spreads return to more normalized levels. Further, at September 30, 2010, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Equity Securities

At September 30, 2010, 82 securities (2009: 95) were in an unrealized loss position and 40 of these securities (2009: 56) have been in a continuous unrealized loss position for 12 months or greater. Based on our OTTI quarterly review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at September 30, 2010 and December 31, 2009.

b)	Other Investments

The table below shows our portfolio of other investments reported at fair value:

	September 30, 2010		December 31, 2009

Funds of hedge funds	$231,453	43.4%	$256,877	45.0%
Hedge funds	143,393	26.9%	94,630	16.6%

Total hedge funds	374,846	70.3%	351,507	61.6%

Long/short credit	78,491	14.7%	84,392	14.8%
Distressed securities	22,799	4.3%	22,957	4.0%

Total credit funds	101,290	19.0%	107,349	18.8%

CLO - equity tranched securities	56,936	10.7%	61,332	10.8%
Short duration high yield fund	-	- %	50,088	8.8%

Total other investments	$533,072	100.0%	$570,276	100.0%

The major categories and related investment strategies for our investments in hedge and credit funds are as follows:

Hedge Fund Type	Investment Strategy
Funds of hedge funds	Seek to achieve attractive risk-adjusted returns by investing in a large pool of hedge funds across a diversified range of hedge fund strategies.

Hedge funds	Seek to achieve attractive risk-adjusted returns primarily through multi-strategy and long/short equity approaches. Multi-strategy funds invest in a variety of asset classes on a long and short basis and may employ leverage. Long/short equity funds invest primarily in equity securities (or derivatives) on a long and short basis and may employ leverage.

In aggregate, 94% of our hedge fund allocation is redeemable within one year and 100% is redeemable within two years, subject to prior written redemption notice varying from 45 to 95 days. This includes recognition of certain funds we hold which restrict new investor redemptions during a lock-up period. A lock-up period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. Another common restriction is the suspension of redemptions (known as “gates”) which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets or to prevent certain adverse regulatory, or any other reasons that may render the manager unable to promptly and accurately calculate the fund’s net asset value. During the nine months ended September 30, 2010, no gates were imposed on our redemption requests. At September 30, 2010, the only redemptions receivable relate to a December 31, 2009 redemption whereby $2 million is being held back until the completion of the fund’s annual audit.

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

otherwise deemed liquid by the fund, may investors redeem their interest. At September 30, 2010, the fair value of our hedge funds held in side-pockets was $4 million (2009: $4 million).

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

At September 30, 2010, we had $44 million of a long/short credit fund that we do not have the ability to liquidate at our own discretion as the fund is beyond its investment period and is currently distributing capital to its investors. Of the remaining credit fund holdings, 32% of the carrying value has annual or semi-annual liquidity and 68% has quarterly liquidity, subject to prior written redemption notice varying from 65 to 95 days. At September 30, 2010 and December 31, 2009, none of our credit funds had established side-pockets.

At September 30, 2010, we have no unfunded commitments relating to our investments in hedge and credit funds.

c)	Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Fixed maturities	$89,580	$98,337	$267,471	$290,935
Other investments	25,094	38,646	39,374	57,384
Cash and cash equivalents	1,517	1,052	4,241	5,940
Equities	917	689	2,837	2,452
Short-term investments	308	81	735	524

Gross investment income	117,416	138,805	314,658	357,235
Investment expenses	(5,616)	(4,017)	(15,654)	(10,935)

Net investment income	$111,800	$134,788	$299,004	$346,300

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

d)	Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Gross realized gains	$105,701	$51,610	$224,661	$136,191
Gross realized losses	(17,559)	(23,880)	(93,138)	(122,487)
Net OTTI recognized in earnings	(2,363)	(279,338)	(15,297)	(330,691)

Net realized gains (losses) on fixed maturities and equities	85,779	(251,608)	116,226	(316,987)

Change in fair value of investment derivatives(1)	(6,333)	(341)	(3,503)	668

Fair value hedges:(1)
Derivative instruments	(66,760)	(21,154)	25,463	(27,801)
Hedged investments	63,845	19,738	(20,861)	26,480

Net realized investment gains (losses)	$76,531	$(253,365)	$117,325	$(317,640)

(1) Refer to Note 6 – Derivative Instruments

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Fixed maturities:
Corporate debt	$-	$263,496	$1,650	$276,522
Agency MBS	-	-	-	344
Non-Agency CMBS	88	-	413	10,843
Non-Agency RMBS	772	4,733	4,715	12,335
ABS	-	675	1,126	10,658
Municipals	-	-	19	-

	860	268,904	7,923	310,702

Equities	1,503	10,434	7,374	19,989

Total OTTI recognized in earnings	$2,363	$279,338	$15,297	$330,691

On April 1, 2009, we adopted a new accounting standard which amended the previous OTTI recognition model for fixed maturities. For securities in an unrealized loss position that we intend to sell at the end of the reporting period, we recognized the entire unrealized loss position as a credit loss in earnings. For the remaining impaired fixed maturities, we have recorded only the estimated credit losses in earnings rather than the entire unrealized loss position. Because the new accounting standard does not allow for retrospective application, the OTTI amounts reported in the above table for the nine months ended September 30, 2010, are not measured on the same basis as prior period amounts and accordingly these amounts are not comparable. The adoption of this new accounting standard on April 1, 2009, resulted in $38 million net after-tax increase to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss), resulting in no change to our shareholders’ equity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses, (“credit loss table”), before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$146,963	$37,229	$162,390	$-
Credit losses remaining in retained earnings related to adoption of accounting standard	-	-	-	45,347
Credit impairments recognized on securities not previously impaired	167	265,257	1,355	267,770
Additional credit impairments recognized on securities previously impaired	1,396	677	2,173	864
Change in recoveries of future cash flows expected to be collected	(141)	670	(116)	670
Intent to sell of securities previously impaired	(764)	-	(829)	-
Securities sold/redeemed/matured	(44,682)	(10,585)	(62,034)	(21,403)

Balance at end of period	$102,939	$293,248	$102,939	$293,248

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

Corporate Debt:

Our projected cash flows for corporate debt securities, excluding medium-term notes (“MTNs”), are primarily driven by our assumptions regarding the probability of default and the severity associated with those defaults. Our default and loss severity rates are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. At December 31, 2009, the weighted average default rate and loss severity rate were 34% and 100%, respectively, for determining the credit losses on our impaired corporate debt securities. For the nine months ended September 30, 2010, we have impaired one corporate debt security.

During the three and nine months ended September 30, 2010, we have sold some previously impaired corporate debt securities, resulting in a decrease in credit loss impairments of $1 million (2009: $9 million) and $9 million (2009: $19 million), respectively, in the above credit loss table.

For MTNs, our projected cash flows also include significant inputs such as future credit spreads and the use of leverage over the expected duration of each of the medium-term notes. At September 30, 2010, we have not modified our significant inputs since December 31, 2009, which were as follows:

Default rates, per annum	3% - 5%
Loss severity rates, per annum	45% - 70%
Collateral spreads, per annum	5.2% - 6.7%
Leveraged duration	6.5 - 8.5 years

During the three and nine months ended September 30, 2010, certain MTNs matured with realized gains of $11 million and $12 million, respectively, resulting in no additional credit losses. The previously estimated credit loss impairments on these matured MTNs were $44 million and have been reported as a reduction of the remaining estimated credit loss impairments for 2010 in the above credit loss table.

During the three months ended September 30, 2009, we recognized $263 million of estimated credit losses on MTNs, which are included in the above credit loss table. In response to the credit crisis, the MTNs managers reduced their leverage levels which in turn lowered the credit duration of the MTNs. As credit markets recovered and credit spreads tightened in 2009, price appreciation was not as pronounced as the depreciation during 2008 due to the lower credit duration of the MTNs. The tightening of credit spreads was

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

more significant and much quicker than anticipated which has hindered the ability of the MTN managers to reinvest the underlying cash flows at wider credit spreads. Consequently, we revised the significant inputs in our projected cash flows for the MTNs, resulting in a significant credit impairment charge in the third quarter of 2009.

Agency MBS:

For agency MBS in an unrealized loss position, we do not impair these securities as they represent AAA-rated holdings backed by either the explicit or implicit guarantee of the U.S. government. We believe the risk of loss in this asset class is remote and linked to the overall credit-worthiness of the U.S. government. At September 30, 2010, the fair value of our agency MBS was $2.1 billion (2009: $1.6 billion), which included $2 million (2009: $4 million) of gross unrealized losses.

Non-agency CMBS:

Our investment in CMBS are diversified and rated highly with approximately 76% (2009: 79%) rated AAA by S&P, with a weighted average estimated subordination percentage of 28% at September 30, 2010 (2009: 27%). Based on discounted cash flows, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.

Non-agency RMBS:

For non-agency RMBS, we project expected cash flows to be collected by incorporating underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. At September 30, 2010, the fair value of our non-agency RMBS was $221 million (2009: $223 million), consisting primarily of $151 million (2009: $136 million) of Prime and $55 million (2009: $70 million) of Alt-A MBS. At September 30, 2010, we had gross unrealized losses of $11 million on these securities.

At December 31, 2009, our non-agency RMBS had gross unrealized losses of $35 million, consisting of $13 million of Prime, $16 million of Alt-A and $6 million of Subprime MBS. We used the following weighted average significant inputs to estimate the credit loss for potentially impaired Prime and Alt-A MBS in an unrealized loss position at December 31, 2009:

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

These inputs require significant management judgment and vary for each structured security based on the underlying property type, vintage, loan to collateral value ratio, geographic concentration, and current level of subordination. We also corroborate our credit loss estimate with the independent investment manager’s credit loss estimate for each structured debt security with a significant unrealized loss position.

For the three and nine months ended September 30, 2010, based on expected cash flows to be collected, we have recorded additional credit losses of $1 million and $2 million, respectively, on non-agency RMBS.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

ABS:

The majority of the unrealized losses on ABS at September 30, 2010 were related to CLO debt tranched securities. We used the following weighted average significant inputs to estimate the credit loss for these securities:

	September 30, 2010	December 31, 2009

Default rate, per annum	4.4%	4.4%
Loss severity rate, per annum	50.0%	50.0%
Collateral spreads, per annum	3.3%	3.1%

Our assumptions on default and loss severity rates are established based on an assessment of actual experience to date for each CLO debt tranche and review of recent credit rating agencies’ default and loss severity forecasts. Based on projected cash flows at September 30, 2010, we do not anticipate credit losses on the CLO debt tranched securities.

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

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our corporate debt securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3 and consisted of private corporate debt securities at September 30, 2010.

MBS

Our portfolio of RMBS and CMBS are originated by both agencies and non-agencies. The fair values of these securities are determined through the use of a pricing model (including Option Adjusted Spread) which uses prepayment speeds and spreads to determine the appropriate average life of the MBS. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the significant inputs used to price MBS are observable market inputs, the fair values of the MBS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3.

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, credit card receivables, and CLO debt tranched securities originated by a variety of financial institutions. Similarly to MBS, the fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain unbinding quotes from broker-dealers or use a discounted cash flow model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. At September 30, 2010, the use of a discounted cash flow model was limited to our investment in CLO debt tranched securities and included the following significant inputs: default and loss severity rates, collateral spreads, and risk free yield curves (see Note 3(d) for quantitative inputs). As most of these inputs are unobservable, these securities are classified within Level 3.

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

Other Investments

The short-duration high yield fund is classified within Level 2 as its fair value is estimated using the net asset value reported by Bloomberg and it has daily liquidity. We sold our investment in this fund during the current quarter.

The hedge and credit funds are classified within Level 3 as we estimate their respective fair values using net asset values as advised by external fund managers or third party administrators. Refer to Note 3 for further details on this asset class.

The CLO – equity tranched securities (“CLO – Equities”) are classified within Level 3 as we estimate the fair value for these securities based on an discounted cash flow model due to the lack of observable, relevant trade in the secondary markets. At September 30, 2010, our discounted cash flow model included the following significant unobservable inputs.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At September 30, 2010
Assets
Fixed maturities
U.S. government and agency	$1,008,283	$364,232	$-	$1,372,515
Non-U.S. government	-	788,112	-	788,112
Corporate debt	-	4,305,706	3,100	4,308,806
Agency MBS	-	2,094,202	-	2,094,202
Non-Agency CMBS	-	501,211	-	501,211
Non-Agency RMBS	-	221,254	-	221,254
ABS	-	621,093	42,223	663,316
Municipals	-	715,408	-	715,408

	1,008,283	9,611,218	45,323	10,664,824
Equity securities	171,454	79,551	-	251,005
Other investments	-	-	533,072	533,072
Other assets (see Note 6)	-	184	-	184
Other liabilities (see Note 6)	-	(9,968)	-	(9,968)

Total	$1,179,737	$9,680,985	$578,395	$11,439,117

At December 31, 2009
Assets
Fixed maturities
U.S. government and agency	$1,207,033	$649,626	$-	$1,856,659
Non-U.S. government	-	696,814	-	696,814
Corporate debt	-	3,562,636	18,130	3,580,766
Agency MBS	-	1,566,259	-	1,566,259
Non-Agency CMBS	-	650,802	2,409	653,211
Non-Agency RMBS		216,343	6,639	222,982
ABS	-	399,554	43,585	443,139
Municipals	-	698,525	-	698,525

	1,207,033	8,440,559	70,763	9,718,355
Equity securities	142,716	61,659	-	204,375
Other investments	-	50,088	520,188	570,276
Other assets (see Note 6)	-	9,968	-	9,968

Total	$1,349,749	$8,562,274	$590,951	$10,502,974

During 2010 and 2009, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 financial instruments

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Fixed Maturities
	Corporate Debt	Non-Agency CMBS	Non-Agency RMBS	ABS	Total	Other Investments	Total Assets

Three months ended September 30, 2010
Balance at beginning of period	$3,100	$3,600	$2,973	$46,816	$56,489	$496,087	$552,576
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	23,469	23,469
Total net realized and unrealized losses included in net income(1)	-	-	-	-	-	-	-
Change in net unrealized gains included in other comprehensive income	-	180	92	-	272	-	272
Change in net unrealized losses included in other comprehensive income	-	-	(7)	(47)	(54)	-	(54)
Purchases	-	-	-	-	-	25,000	25,000
Sales	-	-	-	-	-	(3,588)	(3,588)
Settlements / distributions	-	-	(207)	(356)	(563)	(7,896)	(8,459)
Transfers into Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	-	(3,780)	(2,851)	(4,190)	(10,821)	-	(10,821)

Balance at end of period	$3,100	$-	$-	$42,223	$45,323	$533,072	$578,395

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$-	$-	$-	$-	$-	$23,469	$23,469

Nine months ended September 30, 2010
Balance at beginning of period	$18,130	$2,409	$6,639	$43,585	$70,763	$520,188	$590,951
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	35,818	35,818
Total net realized and unrealized losses included in net income(1)	(1,550)	(119)	(581)	(1,134)	(3,384)	-	(3,384)
Change in net unrealized gains included in other comprehensive income	3,751	1,273	1,238	2,406	8,668	-	8,668
Change in net unrealized losses included in other comprehensive income	(34)	(238)	(27)	(71)	(370)	-	(370)
Purchases	-	3,474	-	4,000	7,474	45,000	52,474
Sales	(12)	(206)	(211)	(2,004)	(2,433)	(47,992)	(50,425)
Settlements / distributions	-	(694)	(692)	(369)	(1,755)	(19,942)	(21,697)
Transfers into Level 3	-	-	780	-	780	-	780
Transfers out of Level 3	(17,185)	(5,899)	(7,146)	(4,190)	(34,420)	-	(34,420)

Balance at end of period	$3,100	$-	$-	$42,223	$45,323	$533,072	$578,395

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$(1,550)	$-	$-	$-	$(1,550)	$35,818	$34,268

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Fixed Maturities
	Corporate Debt	Non-Agency CMBS	Non-Agency RMBS	ABS	Municipals	Total	Other Investments	Total Assets	Other Liabilities

Three months ended September 30, 2009
Balance at beginning of period	$16,923	$-	$20,692	$48,343	$-	$85,958	$493,767	$579,725	$87,597
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	-	34,345	34,345	136,000
Total net realized and unrealized losses included in net income(1)	-	-	-	-	-	-	-	-	-
Change in net unrealized gains included in other comprehensive income	163	-	1,297	771	21	2,252	-	2,252	-
Change in net unrealized losses included in other comprehensive income	(1,149)	(83)	(795)	(54)	-	(2,081)	-	(2,081)	-
Purchases	-	-	1,760	5,899	-	7,659	-	7,659	4,808
Sales	-	-	-	-	-	-	(30,577)	(30,577)	-
Settlements / distributions	(111)	-	(952)	(886)	-	(1,949)	(4,733)	(6,682)	-
Transfers into Level 3	436	9,590	-	25,956	4,447	40,429	-	40,429	-
Transfers out of Level 3	-	-	(7,557)	(1,334)	-	(8,891)	-	(8,891)	-

Balance at end of period	$16,262	$9,507	$14,445	$78,695	$4,468	$123,377	$492,802	$616,179	$228,405

Level 3 gains / losses included in earnings attributable to the change in unrealized gains / losses relating to those assets and liabilities held at the reporting date	$-	$-	$-	$-	$-	$-	$34,345	$34,345	$136,000

Nine months ended September 30, 2009
Balance at beginning of period	$-	$-	$-	$-	$-	$-	$450,542	$450,542	$62,597
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	-	73,114	73,114	161,000
Total net realized and unrealized losses included in net income(1)	-	-	-	(373)	-	(373)	(16,897)	(17,270)	-
Change in net unrealized gains included in other comprehensive income	313	107	7,924	8,905	21	17,270	-	17,270	-
Change in net unrealized losses included in other comprehensive income	(3,389)	(114)	(1,502)	(3,949)	-	(8,954)	-	(8,954)	-
Purchases	-	-	1,760	5,899	-	7,659	91,800	99,459	4,808
Sales	-	-	-	-	-	-	(91,947)	(91,947)	-
Settlements / distributions	(140)	-	(9,678)	(1,283)	-	(11,101)	(13,810)	(24,911)	-
Transfers into Level 3	19,478	10,069	65,380	96,356	4,447	195,730	-	195,730	-
Transfers out of Level 3	-	(555)	(49,439)	(26,860)	-	(76,854)	-	(76,854)	-

Balance at end of period	$16,262	$9,507	$14,445	$78,695	$4,468	$123,377	$492,802	$616,179	$228,405

Level 3 gains / losses included in earnings attributable to the change in unrealized gains / losses relating to those assets and liabilities held at the reporting date	$-	$-	$-	$(373)	$-	$(373)	$56,217	$55,844	$161,000

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related income (loss).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Following the adoption of the new Fair Value Measurements and Disclosures guidance on January 1, 2010, transfers into and out of Level 3 reflect the fair value of the securities at the end of the reporting period. This transition was applied prospectively and accordingly the transfers into and out of Level 3 from Level 2 for the three and nine months ended September 30, 2010, are not comparable with prior periods as transfers into Level 3 were previously recorded at the fair value of the security at the beginning of the reporting period.

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made in 2009 and 2010 were due to a reduction in the volume of recently executed transactions or a lack of available quotes from pricing vendors and broker-dealers. None of the transfers were as a result of changes in valuation methodology that we made.

Transfers out of Level 3 into Level 2

During the nine months ended September 30, 2010, the transfer relating to corporate debt was in relation to one issuer a result of entering into an agreement to take delivery of a new corporate debt security, which its fair value measurement was based on observable market inputs at September 30, 2010. The remaining transfers out of Level 3 into Level 2 made in 2009 and 2010 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers as a result of the return of liquidity in the credit markets.

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at September 30, 2010, and December 31, 2009 approximated their fair values with the exception of senior notes. At September 30, 2010, the senior notes are recorded at amortized cost with a carrying value of $994 million (2009: $499 million) and a fair value of $1,041 million (2009: $510 million).

5.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

	Nine months ended September 30,
	2010	2009

Gross reserve for losses and loss expenses, beginning of period	$6,564,133	$6,244,783
Less reinsurance recoverable on unpaid losses, beginning of period	(1,381,058)	(1,314,551)

Net reserve for losses and loss expenses, beginning of period	5,183,075	4,930,232

Net incurred losses related to:
Current year	1,525,564	1,380,535
Prior years	(231,777)	(303,175)

	1,293,787	1,077,360

Net paid losses related to:
Current year	(207,922)	(155,452)
Prior years	(835,972)	(736,702)

	(1,043,894)	(892,154)

Foreign exchange and other	(23,208)	89,659

Net reserve for losses and loss expenses, end of period	5,409,760	5,205,097
Reinsurance recoverable on unpaid losses, end of period	1,524,768	1,374,817

Gross reserve for losses and loss expenses, end of period	$6,934,528	$6,579,914

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. During the nine months ended September 30, 2010, we recognized net loss and loss expenses of $215 million in relation to the February 2010 Chilean and September 2010 New Zealand earthquakes. Our estimates for these events

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

were derived from ground-up assessments of our individual contracts and treaties in the affected regions and are consistent with our market share in the regions. As part of our estimation process, we also considered current industry insured loss estimates, market share analyses, catastrophe modeling analyses and the information available to date from clients, brokers and loss adjusters. Industry-wide insured loss estimates and our own loss estimates for these events are subject to change, as additional actual loss data becomes available. Actual losses in relation to these events may ultimately differ materially from current loss estimates.

Net losses and loss expenses incurred include net favorable prior period reserve development of $232 million and $303 million for the nine months ended September 30, 2010 and 2009, respectively. Prior period reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years.

The following table summarizes net favorable reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Insurance	$27,823	$55,401	$83,732	$138,167
Reinsurance	43,884	66,698	148,045	165,008

Total	$71,707	$122,099	$231,777	$303,175

Overall, a significant portion of the net favorable prior period reserve development in the third quarters of 2010 and 2009 was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short tail exposures, contributed $32 million and $59 million of the total net favorable reserve development in the third quarters of 2010 and 2009, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions.

Approximately $25 million and $69 million of the net favorable reserve development in the third quarter of 2010 and 2009, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our ultimate expected loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks. We began to give weight to our own loss experience on 2005 and prior accident year professional lines business in 2008 because they had developed a reasonable level of credible loss data.

During the third quarter of 2010, we recognized net favorable prior period reserve development of $11 million on our trade credit and bond reinsurance business, primarily on the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years, in recognition of better than expected loss experience.

For the nine months ended September 30, 2010 and 2009, our net favorable development included $121 million and $212 million, respectively, in relation to the primarily short tail exposure lines outlined above. This favorable development primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions. Development on our professional lines business accounted for $98 million and $93 million for the nine months ended September 30, 2010 and 2009, respectively, with the rationale being consistent with that outlined above. For the nine months ended September 30, 2010, we recognized net favorable prior period reserve development of $29 million on our trade credit and bond reinsurance business, primarily on the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years, in recognition of better than expected loss experience. In contrast, we recognized $22 million net adverse development on this business during the nine months ended September 30, 2009 to reflect updated information from our cedants.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet at September 30, 2010:

	September 30, 2010				December 31, 2009
	Asset Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Notional Amount	Liability Derivative Fair Value(1)	Asset Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Notional Amount	Liability Derivative Fair Value(1)

Derivatives designated as hedging instruments
Foreign exchange contracts	$-	$-	$665,743	$9,347	$659,617	$9,557	$-	$-

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	$39,517	$184	$89,211	$2,942	$21,436	$411	$-	$-

Relating to underwriting portfolio:
Foreign exchange contracts	$-	$-	$29,075	$408	$-	$-	$-	$-

Total derivatives	$39,517	$184	$784,029	$12,697	$681,053	$9,968	$-	$-

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the balance sheet.

The following table provides the total unrealized and realized gains (losses) on derivatives recorded in earnings:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009

Derivatives in fair value hedging relationships
Foreign exchange contracts	Net realized investment gains (losses)	$(66,760)	$(21,154)	$25,463	$(27,801)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains (losses)	$(6,333)	$(341)	$(3,503)	$668

Relating to underwriting portfolio:
Longevity risk derivative	Other insurance related income (loss)	-	(136,000)	-	(161,000)
Currency collar options:
Put options - Long	Foreign exchange gains (losses)	-	-	-	2,331
Call options - Short	Foreign exchange gains (losses)	-	-	-	97
Foreign exchange contracts	Foreign exchange gains (losses)	(2,711)	(6,538)	4,705	(10,429)
Catastrophe-related risk	Other insurance related income (loss)	-	-	-	45

Total		$(9,044)	$(142,879)	$1,202	$(168,288)

Derivative Instruments Designated as a Fair Value Hedge

The hedging relationship foreign currency contracts were entered into to mitigate the foreign currency exposure of two available for sale fixed maturity portfolios denominated in Euros. The hedges were designated and qualified as a fair value hedge. The net impact of the hedges is recognized in net realized investment gains (losses).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table provides the net earnings impact of the fair value hedges:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Foreign exchange contracts	$(66,760)	$(21,154)	$25,463	$(27,801)
Hedged investment portfolio	63,845	19,738	(20,861)	26,480

Hedge ineffectiveness recognized in earnings	$(2,915)	$(1,416)	$4,602	$(1,321)

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

b) Relating to Underwriting Portfolio

Longevity Risk

In September 2007, we issued a policy which indemnified a third party in the event of a non-payment of a $400 million asset-backed note. This security had a 10 year term with the full principal amount due at maturity and was collateralized by a portfolio of life settlement contracts and cash held by a special purpose entity. We concluded that the indemnity contract was a derivative instrument and accordingly recorded it at its fair value. For the three and nine months ended September 30, 2009, the loss on this contract was $136 million and $161 million respectively. This contract was cancelled and settled during the fourth quarter of 2009.

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

Restricted Stock

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the nine months ended September 30, 2010:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	4,555	$33.03
Granted	1,478	28.84
Vested	(1,912)	32.19
Forfeited	(222)	32.16

Nonvested restricted stock - end of period	3,899	$31.97

For the three months ended September 30, 2010, we incurred share-based compensation costs of $8 million (2009: $12 million) and recorded tax benefits thereon of $2 million (2009: $1 million). For the nine months ended September 30, 2010, we incurred share-based compensation costs of $27 million (2009: $38 million) and recorded tax benefits thereon of $5 million (2009: $5 million). The total grant-date fair value of shares vested during the nine months ended September 30, 2010 was $61 million (2009: $52 million). At September 30, 2010 there were $70 million (2009: $76 million) of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.7 years (2009: 2.5 years).

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2010	2009	2010	2009
Basic earnings per common share
Net income available to common shareholders	$238,842	$(95,892)	$555,505	$178,948

Weighted average common shares outstanding	120,091	137,904	123,320	137,693

Basic earnings per common share	$1.99	$(0.70)	$4.50	$1.30

Diluted earnings per common share
Net income available to common shareholders	$238,842	$(95,892)	$555,505	$178,948

Weighted average common shares outstanding - basic	120,091	137,904	123,320	137,693
Warrants	12,012	-	11,851	10,328
Stock compensation plans	2,303	-	2,211	2,237

Weighted average common shares outstanding - diluted	134,406	137,904	137,382	150,258

Diluted earnings per common share	$1.78	$(0.70)	$4.04	$1.19

For the three months ended September 30, 2009, there were 2,326,099 shares for stock compensation plans which were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive. For the same period in 2010, there were no anti-dilutive securities.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS’ EQUITY

a)	Common Shares

The following table presents our common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Shares issued, balance at beginning of period	154,549	152,178	152,465	150,455
Shares issued	148	129	2,232	1,852

Total shares issued at end of period	154,697	152,307	154,697	152,307

Treasury shares, balance at beginning of period	(34,295)	(14,468)	(20,325)	(14,243)
Shares repurchased	(444)	(4)	(14,414)	(229)

Total treasury shares at end of period	(34,739)	(14,472)	(34,739)	(14,472)

Total shares outstanding	119,958	137,835	119,958	137,835

b)	Treasury Shares

The following table presents our share repurchases, which are held in treasury:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
In the open market:
Total shares	436	-	14,041	-
Total cost	$12,918	$-	$421,593	$-

Average price per share(1)	$29.65	$-	$30.03	$-

From employees:
Total shares	8	4	373	229
Total cost	$262	$117	$10,822	$6,043

Average price per share(1)	$30.51	$28.46	$28.97	$26.40

Total
Total shares	444	4	14,414	229
Total cost	$13,180	$117	$432,415	$6,043

Average price per share(1)	$29.67	$28.46	$30.00	$26.40

(1)	Calculated using whole figures.

On December 10, 2009, our Board of Directors approved a share repurchase plan with the authorization to repurchase up to $500 million of our common shares until December 31, 2011. In addition to this plan, on September 24, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $750 million of our common shares until December 31, 2012. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions. At September 30, 2010, we had $870 million of capacity remaining under the share repurchase plans.

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

The related indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all covenants contained in the indenture at September 30, 2010.

Consistent with our Senior Notes issued in November 2004, interest expense recognized in relation to the 5.875% Senior Notes includes interest payable, amortization of the offering discount and amortization of debt offering expenses. The offering discount and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding.

b)	Credit Facilities

Our syndicated $1.5 billion credit facility (the “Expired Facility”) was terminated on August 24, 2010. Letters of credit outstanding under the Expired Facility at the time of termination remain valid until their expiry. As a condition of the execution of the new Syndicated Credit Facility (discussed below), we agreed to provide collateral to secure our remaining letter of credit obligations under the Expired Facility.

On May 14, 2010, certain of AXIS Capital’s operating subsidiaries entered into a secured $750 million letter of credit facility (the “LOC Facility”) with Citibank Europe plc (“Citibank”) pursuant to a Master Reimbursement Agreement and other ancillary documents (together, the “Facility Documents”). The LOC Facility may be terminated by Citibank on December 31, 2013 upon thirty days prior notice. Under the terms of the LOC Facility, letters of credit to a maximum aggregate amount of $750 million are available for issuance on behalf of the operating subsidiaries. These letters of credit will principally be used to support the reinsurance obligations of the operating subsidiaries. The LOC Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the Facility Documents, to cover all of the obligations under the LOC Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the LOC Facility to any or all of the operating subsidiaries party to the Facility Documents.

On August 24, 2010, AXIS Capital and certain of its operating subsidiaries entered into a three-year revolving $500 million credit facility (the “Syndicated Credit Facility”) with a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the “Facility Documents”). Subject to certain conditions and at the request of AXIS Capital, the aggregate commitment under the Syndicated Credit Facility may be increased by up to $250 million. Under the terms of the Syndicated Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate amount of the Syndicated Credit Facility. Interest on loans issued under the Syndicated Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Syndicated Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. The letters of credit will principally be used to support the reinsurance obligations of the operating subsidiaries. Under the Syndicated Credit Facility, AXIS Capital guarantees the obligations of the operating subsidiaries and AXIS Specialty Finance guarantees the obligations of AXIS Capital and the operating subsidiaries. The Syndicated Credit Facility is subject to certain covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens, certain transactions with affiliates and investments, as defined in the Syndicated Facility Documents. The Syndicated Credit Facility also requires compliance with certain financial covenants, including a maximum debt to capital ratio and a minimum consolidated net worth requirement. In addition, each of AXIS Capital’s material insurance/reinsurance subsidiaries party to the Syndicated Credit Facility must maintain a minimum A.M. Best

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

Company, Inc. financial strength rating. In the event of default, including a breach of these covenants, the lenders may exercise certain remedies including the termination of the Syndicated Credit Facility, the declaration of all principal and interest amounts related to Syndicated Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.

At September 30, 2010, we had $194 million, $271 million and nil letters of credit outstanding under the Expired Facility, the LOC Facility and the Syndicated Credit Facility, respectively. These letters of credit were secured with total cash and investments with a fair value of $569 million. There was no debt outstanding under the Syndicated Credit Facility. We were in compliance with all LOC Facility and Syndicated Credit Facility covenants at September 30, 2010.

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

b)	Dividends for Common Shares and Preferred Shares

On September 24, 2010, our Board of Directors declared a dividend of $0.21 per common share to shareholders of record at the close of business on September 30, 2010 and payable on October 15, 2010. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on October 15, 2010, to shareholders of record at the close of business on September 30, 2010 and the Series B Preferred Share dividend is payable on December 1, 2010, to shareholders of record at the close of business on November 15, 2010.

c)	Reinsurance Purchase Commitment

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at September 30, 2010, we have an outstanding reinsurance purchase commitment of $51 million.

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

THIRD QUARTER 2010 FINANCIAL HIGHLIGHTS

Third Quarter 2010 Consolidated Results of Operations

•	Net income available to common shareholders of $239 million, or $1.99 per share basic and $1.78 diluted

•	Operating income of $164 million, or $1.22 per share diluted (1)

•	Gross premiums written of $751 million

•	Net premiums written of $626 million

•	Net premiums earned of $759 million

•	Net favorable prior year reserve development of $72 million, pre-tax

•	Estimated pre-tax net losses of $85 million for the New Zealand earthquake

•	Underwriting income of $127 million and combined ratio of 85.6%

•	Net investment income of $112 million

•	Net realized investment gains of $77 million

Third Quarter 2010 Consolidated Financial Condition

•	Total investments of $11.6 billion; fixed maturities and short-term securities comprise 93% of total investments, with an average credit rating of AA

•	Total assets of $16.8 billion

•	Reserve for losses and loss expenses of $6.9 billion and reinsurance recoverable of $1.6 billion

•	Total debt of $994 million and a debt to total capitalization ratio of 14.5%

•	Common shareholders’ equity of $5.3 billion; diluted book value per common share of $39.01

•	Repurchased 0.4 million common shares in the open market for total cost of $13 million under share repurchase authorization; remaining authorization of $870 million at September 30, 2010

•	Strong liquidity in our cash and investments portfolio with approximately $4 billion expected to be available within one to three business days

(1)	Operating income is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada and Australia. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Reinsurance. Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. Our execution on this strategy in the first nine months of 2010 included:

•	the launch of our Global Accident & Health platform, focused on specialty accident products rather than traditional medical coverages;

•	locking in $500 million of capital for 10 years at 5.875% via issuance of senior notes in March;

•	restructuring certain of our ceded reinsurance programs;

•	obtaining authorization from our Board of Directors for a new $750 million common share repurchase program in September, providing us with further capital management capabilities;

•	replacing our existing credit facility with a new credit facility and a new secured letter of credit facility; and

•	taking advantage of select opportunities for premium growth.

Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009
Underwriting income (loss):
Insurance	$67,099	nm	$(53,787)	$142,315	nm	$(1,748)
Reinsurance	60,277	(52%)	125,138	134,341	(57%)	310,866
Net investment income	111,800	(17%)	134,788	299,004	(14%)	346,300
Net realized investment gains (losses)	76,531	nm	(253,365)	117,325	nm	(317,640)
Other revenues and expenses	(67,647)	71%	(39,448)	(109,824)	(16%)	(131,174)

Net income (loss)	248,060	nm	(86,674)	583,161	182%	206,604
Preferred share dividends	(9,218)	-	(9,218)	(27,656)	-	(27,656)

Net income (loss) available to common shareholders	$238,842	nm	$(95,892)	$555,505	210%	$178,948

Operating income	$163,551	8%	$151,558	$439,381	(10%)	$490,003

nm – not meaningful

Underwriting Results

Total underwriting income for the three and nine months ended September 30, 2010 was $127 million and $277 million, respectively, compared to $71 million and $309 million in the comparable periods of 2009.

Underwriting results in our insurance segment benefited from a substantially reduced level of claim activity in our credit and political risk lines, as well as the continued consideration of our own loss experience in establishing our expected loss ratios, most notably for professional lines. Reduced ceded reinsurance costs due to the restructuring of certain programs on renewal in the second quarter of 2010 increased net premiums earned. These factors were partially offset by reductions in net favorable prior period reserve development and increases in acquisition costs and general and administrative expenses. The segment’s 2010 underwriting results were not impacted by our indemnity contract exposed to longevity risk. Increases in the fair value of the liability associated with that contract resulted in losses of $136 million and $161 million in the three and nine months ended September 30, 2009, respectively. The contract was cancelled in the fourth quarter of 2009.

The reduction in underwriting income for our reinsurance segment the three months ended September 30, 2010 was primarily the result of net losses incurred of $85 million as a result of the September 2010 New Zealand earthquake. In addition, an unusually high number of significant first quarter catastrophes, including the Chilean earthquake, Australian storms and European Windstorm Xynthia, drove the year to date reduction in underwriting income. Partially offsetting this increase in natural catastrophe losses was a lower level of claims activity in our trade credit and bond line of business in 2010.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2010 decreased $23 million and $47 million, respectively, compared to the same periods in 2009. Lower reinvestment yields on our fixed maturities contributed to the quarter and year to date declines. Our alternative investment portfolio (“other investments”) also contributed to the decrease in the current quarter and on a year to date basis. Although these investments performed well in both years, our hedge funds and credit funds generated higher returns in the comparable 2009 periods.

Net Realized Investment Gains (Losses)

Unprecedented volatility and turmoil in the global financial markets during 2008 and 2009 led to impairment charges on our available-for-sale investments in the prior year. In the three and nine months ended September 30, 2009, net realized investment losses included OTTI charges of $279 million and $331 million respectively. These amounts were driven by a $263 million OTTI charge on a portfolio of medium-term notes in the third quarter of 2009, where we no longer expected to fully recover amortized costs based on updated cash flow projections. Financial markets were comparatively stable in the three and nine months ended September 30, 2010 and OTTI charges declined to $2 million and $15 million, respectively.

Other Revenues and Expenses

The movements in other revenues and expenses for the quarter and year to date were primarily due to foreign exchange rate movements. We recognized $25 million in foreign exchange losses in the current quarter, primarily due to the remeasurement of net liabilities denominated in the Euro and Australian Dollar, following the appreciation of these currencies against the U.S. Dollar. On a year to date basis, however, the Euro has depreciated against the U.S. Dollar, driving total foreign exchange gains of $10 million. In the comparative 2009 periods, we recognized foreign exchange losses of $7 million and $31 million, respectively, as the U.S. Dollar equivalent of net liability balances denominated in foreign currencies increased as result of a weakening U.S. Dollar. Increases in interest expense following our March 2010 senior note issuance also contributed to higher expense levels for the quarter and year to date.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at September 30,			Nine months ended and at September 30,
	2010	2009		2010	2009
ROACE (annualized)(1)	18.5%	(8.2%	)	14.3%	5.4%
Operating ROACE (annualized)(2)	12.6%	13.0%		11.3%	14.7%
DBV per common share(3)	$39.01	$31.58		$39.01	$31.58
Cash dividends per common share	$0.21	$0.20		$0.63	$0.60

(1)	Return on average common equity (“ROACE”) is calculated by dividing annualized net income available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.
(2)	Operating ROACE is calculated by dividing annualized operating income for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to the nearest GAAP financial measure (ROACE).
(3)	Diluted book value (“DBV”) represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method.

Return on Equity

Our annualized ROACE for the three and nine months ended September 30, 2009 was impacted by the previously discussed OTTI charges and increase in the fair value of a liability associated with an insurance derivative contract. In contrast, during 2010 we have recorded net income each quarter.

As operating income excludes net realized gains and losses, including impairment charges, our 2009 operating ROACEs were notably higher than the comparable figures. Although operating income increased by 8% this quarter, our operating ROACE fell 0.4 points due to an 11% increase in our average common equity balance. Average common equity has increased as the result of a global recovery in financial markets, as well as net income available to common shareholders, over the past 12 months; these increases were partially offset by common share repurchases executed over the past year. Operating income for the nine months ended September 30, 2010 was significantly impacted by the level of catastrophe activity in the first and third quarters. This, combined with a 17% increase in average common equity for the reasons previously discussed, drove the decline in operating ROACE.

Diluted book value per common share

Our DBV per common share has increased 24% since September 30, 2009. Factors contributing to this increase include: (1) net income available to common shareholders recognized over the past 12 months, (2) an overall improvement in valuations for our available-for-sale securities, as global financial markets have improved and (3) the execution of common share repurchases at a discount to book value over the past year.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009
Revenues:
Gross premiums written	$750,687	(3%)	$775,314	$3,115,761	3%	$3,013,450
Net premiums written	626,322	5%	595,144	2,658,896	8%	2,458,458
Net premiums earned	758,873	7%	706,025	2,190,092	5%	2,078,154
Other insurance related income (loss)	884	nm	(135,738)	1,727	nm	(159,394)
Expenses:
Current year net losses and loss expenses	(493,861)		(433,208)	(1,525,564)		(1,380,535)
Prior period reserve development	71,707		122,099	231,777		303,175
Acquisition costs	(123,788)		(113,423)	(364,614)		(318,708)
General and administrative expenses	(86,439)		(74,404)	(256,762)		(213,574)

Underwriting income(1)	$127,376	79%	$71,351	$276,656	(11%)	$309,118

nm – not meaningful

(1)	Refer to Item 1, Note 2 to the Consolidated Financial Statements, for a reconciliation of underwriting income to “Income before income tax” for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2010	Change	2009	2010	Change	2009
Insurance	$433,550	5%	$413,922	$1,419,372	9%	$1,304,844
Reinsurance	317,137	(12%)	361,392	1,696,389	(1%)	1,708,606

Total	$750,687	(3%)	$775,314	$3,115,761	3%	$3,013,450

% ceded
Insurance	29%	(13) pts	42%	31%	(10) pts	41%
Reinsurance	-	(2) pts	2%	1%	- pts	1%
Total	17%	(6) pts	23%	15%	(3) pts	18%

	Net Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009
Insurance	$309,277	29%	$239,781	$982,969	29%	$764,932
Reinsurance	317,045	(11%)	355,363	1,675,927	(1%)	1,693,526

Total	$626,322	5%	$595,144	$2,658,896	8%	$2,458,458

Gross premiums written in our reinsurance segment declined in the quarter, largely due to the non-renewal of a significant liability contract following a material change to the cedant’s business. Professional lines reinsurance premiums also decreased. Partially offsetting this reduction, gross premiums written in our insurance segment increased 5% driven by our credit and political risk line of business.

On a year to date basis, the 3% increase in consolidated gross premiums written was driven by our insurance segment. A number of factors contributed to the increase, including opportunities in the U.S. property market, select new business opportunities in the onshore energy market and rate increases on offshore energy business following the Deepwater Horizon event.

The reductions in our ceded premium ratios in 2010 primarily reflect changes in reinsurance purchasing in our insurance segment, where we increased the attachment points on our excess of loss property program and reduced the cession rate on our quota share professional lines program on renewal during the second quarter.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2010		2009		% Change	2010		2009		% Change
Insurance	$320,184	42%	$278,637	39%	15%	$878,117	40%	$853,235	41%	3%
Reinsurance	438,689	58%	427,388	61%	3%	1,311,975	60%	1,224,919	59%	7%

Total	$758,873	100%	$706,025	100%	7%	$2,190,092	100%	$2,078,154	100%	5%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

The increase in total net premiums earned in the quarter was driven by our insurance segment, resulting from the previously discussed changes in our ceded reinsurance programs and an 8% increase in gross premiums written on a rolling twelve-month basis. The increase for the nine months ended September 30, 2010 also reflects premium growth on certain lines of business within our reinsurance segment.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended September 30,				Nine months ended September 30,
	2010		% Point Change	2009	2010		% Point Change	2009
Current accident year loss ratio	65.1%		3.7	61.4%	69.7%		3.3	66.4%
Prior period reserve development	(9.5%	)	7.8	(17.3%)	(10.6%	)	4.0	(14.6%)
Acquisition cost ratio	16.3%		0.2	16.1%	16.6%		1.2	15.4%
General and administrative expense ratio(1)	13.7%		0.7	13.0%	14.1%		1.3	12.8%

Combined ratio	85.6%		12.4	73.2%	89.8%		9.8	80.0%

(1)	The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.3% and 2.4%, for the three and nine months ended September 30, 2010, respectively, and 2.5% for the three and nine months ended September 30, 2009. These costs are discussed further in the ‘Other Revenue and Expenses’ section below.

Current Accident Year Loss Ratio:

The 3.7 percentage point increase in our third quarter current accident year loss ratio was primarily driven by the reinsurance segment’s estimated pre-tax losses of $85 million for the New Zealand earthquake. On September 4, 2010, a magnitude 7.1 earthquake occurred near Christchurch, New Zealand; the earthquake and associated aftershocks caused significant destruction in the Christchurch region. In contrast, catastrophe losses were limited during the third quarter of 2009. Partially offsetting this natural catastrophe-related increase were reductions in the current accident year loss ratios for our credit and political risk insurance and trade credit and bond reinsurance lines of business; loss activity on these lines was elevated in 2009 as a result of the global financial crisis.

In addition to the New Zealand earthquake losses, a higher level of natural catastrophe activity in the first quarter drove the increase in our year to date current accident year loss ratio. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $121 million in relation to the February 27, 2010 magnitude 8.8 Chilean earthquake. This earthquake and following tsunami and aftershocks caused significant destruction to areas in Chile. Our net estimated losses from the event before considering related reinstatement premiums are $130 million, with the amount emanating almost entirely from our reinsurance segment. We also recognized pre-tax net losses (net of related reinstatement premiums) totaling $49 million for other notable first quarter events: Australian storms, European Windstorm Xynthia and U.S. storms. In contrast, our first quarter 2009 catastrophe losses were notably lower and emanated principally from European Windstorm Klaus.

The following factors partially offset the impact of a higher level of catastrophe activity on the year to date current accident year loss ratio:

•

Decreases in the expected loss ratios for our credit and political risk insurance and trade credit and bond reinsurance business in 2010, as loss activity was elevated in 2009 due to the global financial crisis;

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

Our estimates of net losses in relation to the Chilean and New Zealand earthquakes were derived from ground-up assessments of our individual contracts and treaties in the affected regions and are consistent with our market shares in the regions. As part of our estimation process, we also considered current industry insured loss estimates, market share analyses, catastrophe modeling analyses and the information available to date from clients, brokers and loss adjusters. There are a number of potential complications involved with the investigation, adjustment and handling of insurance claims arising from the Chilean earthquake which may result in a longer development tail than that observed for other catastrophes of a similar magnitude. These include restrictions on who is permitted to adjust claims, the scope of the coverage on the original policies and the practical and logistical issues associated with adjusting property damage and business interruption losses across such a vast area. Industry-wide insured loss estimates for these events, as well as our own estimates, remain subject to change as additional actual loss data becomes available. Actual losses in relation to these events may ultimately differ materially from current loss estimates.

Prior Period Reserve Development:

Our favorable prior period development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a break down of prior period reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Insurance	$27,823	$55,401	$83,732	$138,167
Reinsurance	43,884	66,698	148,045	165,008

Total	$71,707	$122,099	$231,777	$303,175

Overview

Overall, a significant portion of the net favorable prior period reserve development in the third quarters of 2010 and 2009 was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short tail exposures, contributed $32 million and $59 million of the total net favorable reserve development in the third quarters of 2010 and 2009, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions.

Approximately $25 million and $69 million of the net favorable reserve development in the third quarter of 2010 and 2009, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our ultimate expected loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks. We began to give weight to our own loss experience on 2005 and prior accident year professional lines business in 2008 because they had developed a reasonable level of credible loss data.

During the third quarter of 2010, we recognized net favorable prior period reserve development of $11 million on our trade credit and bond reinsurance business, primarily on the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years, in recognition of better than expected loss experience.

For the nine months ended September 30, 2010 and 2009, our net favorable development included $121 million and $212 million, respectively, in relation to the primarily short tail exposure lines outlined above. This favorable development primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions. Development on our professional lines business accounted for $98 million and $93 million for the nine months ended September 30, 2010 and 2009, respectively, with the rationale being consistent with that outlined above. For the nine months ended September 30, 2010, we recognized net favorable prior period reserve development of $29 million on our trade credit and bond reinsurance business, primarily on the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years, in recognition of better than expected loss experience. In contrast, we recognized $22 million net adverse development on this business during the nine months ended September 30, 2009 to reflect updated information from our cedants.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future. The following sections provide further details on prior year reserve development by segment, line of business and accident year.

Insurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Property	$11,266	$12,335	$32,702	$49,177
Marine	3,419	4,085	11,841	28,419
Aviation	3,356	15	4,796	4,110
Credit and political risk	(83)	(1)	(18,942)	(11)
Professional lines	10,528	38,683	54,623	41,844
Liability	(663)	284	(1,288)	14,628

Total	$27,823	$55,401	$83,732	$138,167

In the third quarter of 2010, we recognized $28 million of net favorable prior period reserve development, the principal components of which were:

•	$11 million of net favorable prior period reserve development on property business, the majority of which related to the 2009 accident year and related to better than expected loss emergence.

•

$11 million of net favorable prior period reserve development on professional lines business. This amount included $17 million of net favorable development on the 2006 and 2007 accident years for reasons discussed in the overview. This was partially offset by $5 million of adverse development on the 2005 accident year.

In the third quarter of 2009, we recognized $55 million of net favorable prior period reserve development, the principal components of which were:

•	$12 million of net favorable prior period reserve development on property business, primarily related to the 2008 accident year and driven by better than expected loss emergence.

•

$39 million of net favorable prior period reserve development on professional lines business. This was primarily driven by net favorable development on the 2005 accident year, as well as the 2004 and 2006 accident years to a lesser extent, for reasons discussed in the overview. Partially offsetting this was $8 million in net adverse development on the 2008 accident year, primarily reflecting higher than expected loss activity on financial institutions business as a result of the global economic downturn and credit crisis.

For the first nine months of 2010, we recognized $84 million of net favorable prior period reserve development, the principal components of which were:

•

$33 million of net favorable prior period development on our property business, the majority of which related to the 2007 through 2009 accident years and related to better than expected loss emergence.

•

$12 million of net favorable prior period reserve development on marine business, largely related to the 2007 through 2009 accident years and driven by better than expected loss emergence. This included net favorable development on offshore energy business of $10 million.

•

$19 million of net adverse prior period reserve development on credit and political risk business. This balance consisted of net adverse development of $47 million on the 2009 accident year, as we finalize settlements for certain loss events and reduced our recovery estimates for the latest available information. Partially offsetting this amount was $28 million in net favorable prior period reserve development on the 2006 through 2008 accident years, in recognition of better than anticipated loss emergence on our CEND and credit business.

•	$55 million of net favorable prior period reserve development on professional lines business, primarily generated from the 2006 and 2005 accident years, as discussed in the overview.

For the first nine months of 2009, we recognized $138 million of net favorable prior period reserve development, the principal components of which were:

•	$49 million of net favorable prior period reserve development on our property business, primarily related to the 2008 accident year and reflecting better than expected loss emergence.

•	$28 million of net favorable prior period reserve development on our marine lines of business, primarily related to the 2006 and 2008 accident years and reflecting better than expected loss emergence.

•

$42 million of net favorable prior period reserve development on our professional lines business, which included $86 million of net favorable prior period reserve development, primarily related to the 2004 through 2006 accident years as discussed in the overview. This was partially offset by net adverse prior period reserve development of $44 million on the 2008 accident year in relation to the global economic downturn and credit crisis.

•

$15 million net favorable prior period reserve development on our liability lines of business, primarily generated across the 2004 through 2008 accident years and driven by the incorporation of more of our own actual experience with respect to reinsurance recoveries on our E&S umbrella lines.

Reinsurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Catastrophe and property	$13,534	$42,522	$72,159	$129,874
Credit and bond	11,279	(7,105)	29,378	(22,119)
Professional lines	14,796	30,420	42,984	51,076
Motor	80	1,122	1,354	4,268
Liability	4,195	(261)	2,170	1,909

Total	$43,884	$66,698	$148,045	$165,008

In the third quarter of 2010, we recognized $44 million of net favorable prior period reserve development, the principal components of which were:

•	$14 million of net favorable prior period reserve development on catastrophe and property business consisting largely of:

•

$28 million of net favorable prior period reserve development on property business, driven by $15 million of net favorable development on the 2005 accident year primarily related to a court judgment associated with one particular claim. The remainder of the net favorable development was spread across the 2006 through 2009 accident years and related to better than expected loss emergence.

•	$5 million of net favorable prior period reserve development on crop reserves related to the 2009 accident year and largely the result of a reduction in reserves for Canadian crop losses.

•

$19 million of net adverse prior period reserve development on catastrophe business, driven by $25 million net adverse development on the 2008 accident year primarily as a result of updated information with respect to Hurricane Ike losses. This was partially offset by net favorable prior period reserve development on other accident years, most notably the 2009 accident year, primarily due to better than expected loss emergence.

•

$11 million of net favorable prior period development on trade credit and bond reinsurance lines of business, largely related to the 2009 accident year and, to a lesser extent the 2008 and 2007 accident years, in recognition of our better than expected actual experience to date. Included in this amount was $3 million of net favorable development related to the commutation of one treaty.

•	$15 million of net favorable prior period reserve development on professional lines reinsurance business, primarily on the 2006 and 2005 accident years, as discussed in the overview above.

•	$4 million of net favorable prior period reserve development on liability business, which includes the commutation of one treaty.

In the third quarter of 2009, we recognized $67 million of net favorable prior period reserve development, the principal components of which were:

•	$43 million of net favorable prior period reserve development on catastrophe and property business, consisting largely of:

•

$23 million of net favorable prior period reserve development on property business, primarily relating to the 2008 and 2007 accident years. The favorable development was driven by better than expected loss emergence.

•	$9 million of net favorable prior period reserve development on catastrophe business, emanating largely from the 2008 accident year and driven by better than expected loss emergence.

•	$11 million of net favorable prior period reserve development on 2008 accident year crop reserves, reflecting lower reported losses relative to our expectations.

•	$7 million of net adverse prior period reserve development on trade credit and bond business, primarily related to the 2008 accident year and reflecting updated loss information from our cedants.

•	$30 million of net favorable prior period reserve development on professional lines reinsurance business, primarily related to the 2005 and 2004 accident years as discussed in the overview above.

For the first nine months of 2010, we recognized $148 million of net favorable prior period reserve development, the principal components of which were:

•	$72 million of net favorable prior period reserve development on catastrophe and property business largely consisting of:

•

$55 million of net favorable prior period reserve development on property business, with $37 million emanating from the 2007 through 2009 accident years as a result of better than expected loss emergence and a further $15 million emanating from the 2005 accident year following a favorable court judgment associated with one particular claim.

•

$19 million of net favorable development on crop reserves, principally related to the 2009 accident year and largely as a result of the reduction in reserves for Canadian crop losses following updated information from the cedant.

•

$2 million of net adverse prior period reserve development on catastrophe business, related to net adverse development of $34 million on the 2008 accident year largely related to updated information with respect to Hurricane Ike losses. Partially offsetting this was net favorable development primarily related to the 2009 and 2005 accident years. While the 2009 accident year development was primarily driven by better than expected loss emergence, the development on the 2005 accident year principally relates to a reduction in our reserve on one particular claim following receipt of updated information.

•

$29 million of net favorable prior period development on trade credit and bond reinsurance lines of business, largely related to the 2009 accident year and, to a lesser extent the 2007 and 2008 accident years, in recognition of our better than expected actual experience to date and updated information from our cedants.

•

$43 million of net favorable prior period reserve development on professional lines reinsurance business, primarily on the 2006 accident year and, to a lesser extent the 2005 and 2007 accident years, as discussed in the overview above.

For the first nine months of 2009, we recognized $165 million of net favorable prior period reserve development, the principal components of which were:

•	$130 million of net favorable prior period reserve development on catastrophe and property business largely consisting of:

•	$62 million of net favorable prior period reserve development on property business, primarily related to the 2008 and 2007 accident years and driven by better than expected loss emergence.

•

$55 million of net favorable prior period reserve development on catastrophe business, emanating primarily from the 2008 and 2007 accident years. This development was largely the result of better than expected loss emergence.

•	$13 million of net favorable prior period reserve development on crop business, primarily relating to accident year and driven by better than expected loss emergence.

•

$22 million of net adverse prior period reserve development on our trade credit and bond reinsurance lines of business, driven by adverse development of $43 million on the 2008 accident year, reflecting updated loss information received from our cedants. This was partially offset by net favorable development on earlier accident years, in recognition of better than expected claims emergence.

•

$51 million of net favorable prior period reserve development on our professional lines reinsurance business, predominantly in relation to the 2005 and 2004 accident years for the reasons discussed in the overview.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009
Revenues:
Gross premiums written	$433,550	5%	$413,922	$1,419,372	9%	$1,304,844
Net premiums written	309,277	29%	239,781	982,969	29%	764,932
Net premiums earned	320,184	15%	278,637	878,117	3%	853,235
Other insurance related income (loss)	884	nm	(135,898)	1,727	nm	(160,659)
Expenses:
Current year net losses and loss expenses	(178,683)		(166,629)	(520,789)		(589,310)
Prior period reserve development	27,823		55,401	83,732		138,167
Acquisition costs	(38,962)		(29,613)	(110,670)		(84,122)
General and administrative expenses	(64,147)		(55,685)	(189,802)		(159,059)

Underwriting income (loss)	$67,099	nm	$(53,787)	$142,315	nm	$(1,748)

Ratios:		% Point Change			% Point Change
Current year loss ratio	55.8%	(4.0)	59.8%	59.3%	(9.8)	69.1%
Prior period reserve development	(8.7% )	11.2	(19.9% )	(9.5% )	6.7	(16.2% )
Acquisition cost ratio	12.2%	1.6	10.6%	12.6%	2.7	9.9%
General and administrative ratio	20.0%	-	20.0%	21.6%	3.0	18.6%

Combined ratio	79.3%	8.8	70.5%	84.0%	2.6	81.4%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended September 30,						Nine months ended September 30,
	2010		2009			% Change	2010		2009		% Change
Property	$150,123	35%	$147,117	35%		2%	$475,521	34%	$429,676	33%	11%
Marine	46,403	11%	45,765	11%		1%	191,258	13%	168,249	13%	14%
Terrorism	8,029	2%	7,861	2%		2%	30,198	2%	23,693	2%	27%
Aviation	9,891	2%	11,098	3%		(11%)	31,676	2%	35,341	3%	(10%	)
Credit and political risk	10,754	2%	(3,902)	(1%	)	nm	17,500	1%	2,811	-	nm
Professional lines	156,276	36%	155,382	38%		1%	503,654	36%	487,127	37%	3%
Liability	50,448	12%	50,601	12%		-	165,981	12%	157,918	12%	5%
Other(1)	1,626	-	-	-		nm	3,584	-	29	-	nm

Total	$433,550	100%	$413,922	100%		5%	$1,419,372	100%	$1,304,844	100%	9%

nm – not meaningful

(1)	Includes accident and health

The increase in gross premiums written in the quarter was primarily driven by our credit and political risk line of business.

On a year to date basis, the 9% increase in gross premiums written has been led by opportunities in the U.S. property market and select new business opportunities in the onshore energy market. Rate increases on offshore energy business resulting from the Deepwater Horizon event, as well as increases in our share of certain policies and select new business opportunities have resulted in increased marine premiums.

Premiums Ceded: Premiums ceded in the current quarter were $124 million, or 29% of gross premiums written, compared with $174 million, or 42% in the comparable period in 2009. For the first nine months of 2010, premiums ceded were $436 million, or 31% of gross premiums written, compared to $540 million, or 41%, in the same period of 2009. The reductions in the ceded premium ratios during the three and nine months ended September 30, 2010 are primarily attributable to changes in our reinsurance purchasing, including higher attachment points on our property excess of loss program and reduced cession rates on our professional lines quota share reinsurance programs on renewal during the second quarter.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,						Nine months ended September 30,
	2010		2009		% Change		2010		2009		% Change
Property	$94,951	30%	$64,624	23%	47%		$244,516	28%	$200,109	24%	22%
Marine	37,908	12%	33,776	12%	12%		108,079	12%	102,307	12%	6%
Terrorism	8,348	2%	7,705	3%	8%		24,326	3%	26,179	3%	(7%	)
Aviation	16,294	5%	15,599	6%	4%		47,999	5%	46,436	5%	3%
Credit and political risk	27,977	9%	33,739	12%	(17%	)	65,483	8%	133,434	16%	(51%	)
Professional lines	111,336	35%	101,314	36%	10%		322,860	37%	283,440	33%	14%
Liability	22,660	7%	21,881	8%	4%		63,620	7%	61,237	7%	4%
Other(1)	710	-	(1)	-	nm		1,234	-	93	-	nm

Total	$320,184	100%	$278,637	100%	15%		$878,117	100%	$853,235	100%	3%

nm – not meaningful

(1)	Includes accident and health

Net premiums written in the twelve months ended September 30, 2010 increased 21% compared to that of the twelve months ended September 30, 2009, largely as a result of the previously discussed changes in reinsurance purchasing on our property and professional lines business during the second quarter of 2010. The 15% increase in net premiums earned for the three months ended September 30, 2010 reflects this change.

For the nine months ended September 30, 2010, net premiums earned on our credit and political risk line includes a $12 million reduction in connection with the settlement of prior accident year claims, while the comparative 2009 figure included the accelerated recognition of $25 million of premium due to the exhaustion of exposure on certain loss impacted policies. Excluding the impact of these adjustments in both periods, net premiums earned for the segment increased 7% for the nine months ended September 30, 2010. This increase is also reflective of the second quarter 2010 reinsurance purchasing change, although the impact is somewhat muted due to the change being effective midway through the nine-month period.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,					Nine months ended September 30,
	2010		% Point Change	2009		2010		% Point Change	2009
Current accident year	55.8%		(4.0)	59.8%		59.3%		(9.8)	69.1%
Prior period reserve development	(8.7%	)	11.2	(19.9%	)	(9.5%	)	6.7	(16.2%	)

Loss ratio	47.1%		7.2	39.9%		49.8%		(3.1)	52.9%

Current Accident Year Loss Ratio

The decreases in our current accident year loss ratios for the quarter and year to date were primarily the result of a lower level of claims activity in our credit and political risk business relative to the prior year. Loss activity on this line was elevated in 2009 due to the global financial crisis. In addition, the lower current accident year loss ratio was driven by business mix changes and the previously discussed consideration of our own loss experience in establishing loss ratios for our medium to long-tail business in 2010, most notably for professional lines.

Our insurance segment’s exposure to the New Zealand earthquake was not significant.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Acquisition Cost Ratio: The increase in our acquisition cost ratio this quarter reflects the impact of changes in our property and professional lines reinsurance purchasing. Premium tax and prior year commission adjustments also contributed to the year to date increase.

General and Administrative Expense Ratio: Total general and administrative expenses have increased for the quarter and year to date, reflecting additional staffing and IT costs associated with the build-out of the segment’s platform. However, the general and administrative expense ratio for the third quarter was consistent with the prior period as a result of net premiums earned increases.

Other Insurance Related Income / Loss: During the three and nine months ended September 30, 2009, we recorded increases in the fair value of the liability associated with our indemnity contract exposed to longevity risk of $136 million and $161 million, respectively. As we negotiated the cancellation of this contract during the fourth quarter of 2009 and this was the only contract of this kind in our portfolio, there are no corresponding amounts for 2010.

Insurance Segment Outlook

We are experiencing low single-digit rate decreases across most insurance lines; these declines are relatively consistent across most classes. The only class of business which has experienced meaningful positive rate change, as expected, is offshore energy following the Deepwater Horizon event. Our renewal retention rates are high overall, as we remain focused on maintaining business that we know well. Aside from the lines of business which are new to our overall portfolio, such as accident and health, new business in our existing lines is limited.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010	% Change		2009	2010	% Change		2009
Revenues:
Gross premiums written	$317,137	(12%	)	$361,392	$1,696,389	(1%	)	$1,708,606
Net premiums written	317,045	(11%	)	355,363	1,675,927	(1%	)	1,693,526
Net premiums earned	438,689	3%		427,388	1,311,975	7%		1,224,919
Other insurance related income	-	nm		160	-	nm		1,265
Expenses:
Current year net losses and loss expenses	(315,178)			(266,579)	(1,004,775)			(791,225)
Prior period reserve development	43,884			66,698	148,045			165,008
Acquisition costs	(84,826)			(83,810)	(253,944)			(234,586)
General and administrative expenses	(22,292)			(18,719)	(66,960)			(54,515)

Underwriting income	$60,277	(52%	)	$125,138	$134,341	(57%	)	$310,866

Ratios:		% Point Change				% Point Change
Current year loss ratio	71.8%	9.4		62.4%	76.6%	12.0		64.6%
Prior period reserve development	(10.0% )	5.6		(15.6% )	(11.3% )	2.2		(13.5% )
Acquisition cost ratio	19.4%	(0.2)		19.6%	19.4%	0.2		19.2%
General and administrative ratio	5.1%	0.7		4.4%	5.1%	0.7		4.4%

Combined ratio	86.3%	15.5		70.8%	89.8%	15.1		74.7%

nm – not meaningful

Gross Premiums Written:

The following tables provide gross premiums written by line of business for the periods indicated:

	Three months ended September 30,						Nine months ended September 30,
	2010		2009		% Change		2010		2009		% Change
Catastrophe	$92,479	29%	$87,700	24%	5%		$444,427	26%	$457,118	27%	(3%	)
Property	73,080	23%	78,222	22%	(7%	)	327,105	19%	314,736	18%	4%
Professional lines	56,963	18%	84,903	23%	(33%	)	222,130	13%	268,963	16%	(17%	)
Credit and bond	17,527	6%	18,369	5%	(5%	)	248,132	15%	214,008	13%	16%
Motor	11,872	4%	5,675	2%	109%		139,276	8%	107,018	6%	30%
Liability	56,437	18%	80,876	22%	(30%	)	226,496	13%	264,723	15%	(14%	)
Engineering	7,424	2%	5,979	2%	24%		59,772	4%	56,084	3%	7%
Other	1,355	-	(332)	-	nm		29,051	2%	25,956	2%	12%

Total	$317,137	100%	$361,392	100%	(12%	)	$1,696,389	100%	$1,708,606	100%	(1%	)

nm – not meaningful

The 12% decrease in gross premiums written this quarter was largely driven by the non-renewal of a significant liability contract following a material change to the cedant’s business. In addition, professional lines premiums decreased. This decrease was mainly as a result of the extension of certain third quarter 2009 treaties for renewal into the fourth quarter of 2010, as well as premium adjustments on prior year treaties which impacted the comparable period analysis.

For the year to date, the reductions in our liability and professional lines premiums described above were partially offset by growth in our trade credit and bond line of business due to new Latin American surety business. Our motor premiums also benefited from significant new business in the first quarter of 2010, as we increased our participation in select European markets including the U.K.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,						Nine months ended September 30,
	2010		2009		% Change		2010		2009		% Change
Catastrophe	$115,744	26%	$115,930	27%	-		$344,974	26%	$337,770	28%	2%
Property	81,916	19%	82,213	19%	-		242,913	19%	236,661	19%	3%
Professional lines	70,135	16%	70,336	17%	-		213,687	16%	199,831	16%	7%
Credit and bond	54,264	12%	47,004	11%	15%		161,257	12%	132,530	11%	22%
Motor	32,555	7%	26,463	6%	23%		93,749	7%	75,897	6%	24%
Liability	59,131	14%	61,148	14%	(3%	)	180,214	14%	170,594	14%	6%
Engineering	17,117	4%	16,538	4%	4%		53,006	4%	48,118	4%	10%
Other	7,827	2%	7,756	2%	1%		22,175	2%	23,518	2%	(6%	)

Total	$438,689	100%	$427,388	100%	3%		$1,311,975	100%	$1,224,919	100%	7%

The 3% and 7% increases in net premiums earned in the quarter and on a year to date basis, respectively, relate to the aforementioned increased trade credit and bond and motor writings this year.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,					Nine months ended September 30,
	2010		% Point Change	2009		2010		% Point Change	2009
Current accident year	71.8%		9.4	62.4%		76.6%		12.0	64.6%
Prior period reserve development	(10.0%	)	5.6	(15.6%	)	(11.3%	)	2.2	(13.5%	)

Loss ratio	61.8%		15.0	46.8%		65.3%		14.2	51.1%

Current Accident Year Loss Ratio

The 9.4 percentage point increase in our current accident year loss ratio this quarter was primarily driven by estimated pre-tax net losses of $85 million for the New Zealand earthquake. In contrast, catastrophe losses were limited during the third quarter of 2009 and largely related to European windstorm activity and Canadian crop losses.

The following factors partially offset the impact of the New Zealand earthquake increase:

•	A lower level of claims activity in our trade credit and bond business relative to the prior year; loss activity on this line was elevated in 2009 as a result of the global financial crisis;

•

The continued incorporation of more of our own historical loss experience within short-tail lines of business, which has reduced our net loss ratio because our experience has generally been better than we expected; and

•	The previously discussed increased consideration of our own loss experience in establishing loss ratios for our medium to long-tail business in 2010, most notably for professional lines.

The 12.0 percentage point increase in our current accident year loss ratio on a year-to-date basis is also the result of an increased level of natural catastrophe activity. In addition to the New Zealand earthquake, we have recognized estimated pre-tax net losses (net of related reinstatement premiums) of $121 million for the Chilean earthquake and $49 million, in aggregate, for other notable first quarter events: Australian storms, European Windstorm Xynthia and U.S. storms. In contrast, natural catastrophe activity in the first quarter of 2009 was notably less significant and our net catastrophe losses largely emanated from European Windstorm Klaus. Partially offsetting this catastrophe-related increase, however, are the factors outlined above. The current accident year loss ratio on trade credit and bond business was 92% for the first nine months of 2009; this ratio has decreased to 64% for the comparable 2010 period.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Reinsurance Segment Outlook

The greatest challenges ahead for the reinsurance market stem from the underwriting activity of primary companies, where there is continued pressure on rate and changes in terms and conditions. In our view, however, there is nothing particularly concerning about the current state of the reinsurance marketplace. We are operating in a marketplace where it is extremely challenging to find new opportunities in our existing lines of business but we remain satisfied with the portfolio we have assembled. We have not had to re-orient our portfolio in any significant fashion, given our bias since our inception toward non-proportional reinsurance business.

At our next major renewal date, January 1st, we expect pricing to decline modestly across most lines with some minor exceptions.

OTHER REVENUES AND EXPENSES

The following table provides a breakdown of our other revenues and expenses:

	Three months ended September 30,				Nine months ended September 30,
	2010	% Change		2009	2010	% Change		2009
Corporate expenses	$16,996	(3%	)	$17,605	$52,504	1%		$51,941
Foreign exchange losses (gains)	24,961	268%		6,784	(10,415)	nm		30,579
Interest expense and financing costs	15,800	98%		7,977	40,185	68%		23,869
Income tax expense	9,890	40%		7,082	27,550	11%		24,785

Total	$67,647	71%		$39,448	$109,824	(16%	)	$131,174

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.3% and 2.4% for the three and nine months ended September 30, 2010, compared to 2.5% for the same periods in 2009.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. Dollar. The foreign exchange losses in the three months ended September 30, 2010 were primarily due to the remeasurement of net liabilities denominated in Euro and the Australian Dollar, following their appreciation against the U.S. Dollar. In contrast, the weakening of the Euro against the U.S. Dollar for the year to date largely accounts for the foreign exchange gains recognized.

The foreign exchange losses in the three and nine months ended September 30, 2009 were principally due to the strengthening of the Euro against the U.S. Dollar, while appreciation in Sterling and the Australian Dollar also contributed to the year to date losses.

Interest Expense and Financing Costs: Interest expense primarily relates to interest due on our senior notes and has increased in 2010 following the issuance, on March 23, 2010, of $500 million aggregate principal amount of ten-year senior notes with a 5.875% coupon. See ‘Liquidity and Capital Resources’ for further details.

Income Tax Expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 3.8% and 4.5% for the three and nine months ended September 30, 2010 compared to (8.9)% and 10.7% in the same periods of 2009. This effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions. During the third quarter of 2009, our U.S. subsidiaries generated net income, while our Bermuda and Europe domiciled subsidiaries recognized net losses; this resulted in income tax expense for the quarter, although we recognized a net loss on a consolidated basis. During the three and nine months ended September 30, 2010, we reduced our valuation allowance associated with deferred tax assets arising from realized U.S. capital losses by $7 million and $12 million, respectively. Net realized U.S. capital gains in 2010 will allow us to utilize a portion of those capital loss carryforwards. As a result, the effective tax rate for our U.S. operations declined.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009
Fixed maturities	$89,580	(9%)	$98,337	$267,471	(8%)	$290,935
Other investments	25,094	(35%)	38,646	39,374	(31%)	57,384
Cash and cash equivalents	1,517	44%	1,052	4,241	(29%)	5,940
Equities	917	33%	689	2,837	16%	2,452
Short-term investments	308	nm	81	735	40%	524

Gross investment income	117,416	(15%)	138,805	314,658	(12%)	357,235
Investment expense	(5,616)	40%	(4,017)	(15,654)	43%	(10,935)

Net investment income	$111,800	(17%)	$134,788	$299,004	(14%)	$346,300

Pre-tax yield:(1)
Fixed maturities	3.6%		4.1%	3.7%		4.2%
Cash and cash equivalents	0.4%		0.3%	0.4%		0.5%

nm – not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Our pre-tax yield on fixed maturities was 3.6% and 3.7% for the three and nine months ended September 30, 2010, respectively, compared with 4.1% and 4.2% for the three and nine months ended September 30, 2009, respectively. The lower yields in the current year were caused primarily by a downward shift in the U.S. Treasury yield curve and further tightening of credit spreads. The decline in net investment income was partially offset by larger average fixed maturities balances in the current periods in comparison to 2009.

Other Investments

We record the change in fair value on our other investments in net investment income and consequently, the pre-tax return on other investments may vary materially period over period, in particular during volatile credit and equity markets.

The following table provides a breakdown of net investment income (loss) from other investments:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
CLO - equity tranched securities	$6,266	$3,523	$15,546	$(22,836)
Hedge funds	13,758	17,821	13,612	33,445
Credit funds	4,110	14,435	7,558	39,670
Short duration high yield fund	960	2,867	2,658	7,105

Total	$25,094	$38,646	$39,374	$57,384

Pre-tax return on other investments(1)	4.7%	7.1%	7.3%	11.3%

(1)	The pre-tax return on other investments is non-annualized and calculated by dividing total income (loss) from other investments by the average month-end fair value balances held for the periods indicated.

Although our other investments have performed well in both the current quarter and the year to date, investment income from other investments is down from the strong returns of hedge funds and credit funds in the comparable periods of 2009. Further, the recovery in fair value for our CLO equity tranched securities (“CLO Equities”), which began in the third quarter of 2009, continued through the first three quarters of the current year. This was driven primarily by lower than anticipated default rates, resulting in higher cash distributions from CLO Equities than previously expected. The underlying defaulted securities held at August 31, 2010 as a percentage of the CLO collateral was 1.6% compared to 3.0% at August 31, 2009. We continue to remain cautious on this positive development and, as a result, have not changed our default rate assumptions for the remaining lives of the CLO Equities in our valuation models (refer to Item 1, Note 4 to the Consolidated Financial Statements for further details).

For the nine months ended September 30, 2010, the pre-tax return on other investments was 7.3%, compared to 11.3% for the same period in 2009. The decline in pre-tax return was primarily due to a stronger recovery in the broad equity markets and loan valuations in the first nine months of 2009 compared to 2010. However, the lower performance from hedge funds and credit funds was partially offset by a significant improvement in the valuation of our CLO Equities in 2010.

Cash and Cash Equivalents

The higher income from cash and cash equivalents in the current quarter compared to the same quarter of 2009 is due primarily to a slight increase in global short-term interest rates. The reduction in investment income for the nine months ended September 30, 2010 was driven mainly by lower global short-term interest rates and lower average cash balances.

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

The following table provides a breakdown of net realized investment gains/losses:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
On sale of investments:
Fixed maturities and short-term investments	$86,453	$26,136	$127,825	$27,035
Equities	1,689	1,594	3,698	(13,331)
OTTI charges recognized in earnings	(2,363)	(279,338)	(15,297)	(330,691)

Change in fair value of investment derivatives	(6,333)	(341)	(3,503)	668

Fair value hedges:
Change in fair value of derivative instruments	(66,760)	(21,154)	25,463	(27,801)
Change in fair value of hedged investments	63,845	19,738	(20,861)	26,480

Net realized investment gains (losses)	$76,531	$(253,365)	$117,325	$(317,640)

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issuer. We may also sell to rebalance our investment portfolio in order to change exposure to particular sectors or asset classes.

Fixed maturities and short-term investments:

The significant increase in net realized investment gains on the sale of fixed maturities and short-term investments in 2010, for both periods presented, relates primarily to gains on sales of U.S. government and agency securities, corporate debt securities (including matured MTNs previously impaired), agency MBS, and non-agency CMBS.

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

In accordance with the new accounting guidance issued and effective April 1, 2009, the OTTI charge to earnings in 2010 reflects only credit impairments, where projected cash flows are less than the amortized cost of a security, or the full unrealized loss position if we intend to sell a fixed maturity security or it is more likely than not that we will need to sell it to meet our liabilities. This guidance does not allow for retrospective application, therefore the OTTI charge recorded in the first quarter of 2009 of $26 million for fixed maturities is based on previous OTTI accounting guidance (i.e. the difference between the fair value and amortized cost of a debt security in an unrealized loss position). Accordingly, the OTTI charge for the first nine months of 2010 is not comparable with the OTTI charge for the same period in 2009.

The following table summarizes our OTTI recognized in earnings by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Fixed maturities:
Corporate debt	$-	$263,496	$1,650	$276,522
Agency MBS	-	-	-	344
Non-Agency CMBS	88	-	413	10,843
Non-Agency RMBS	772	4,733	4,715	12,335
ABS	-	675	1,126	10,658
Municipals	-	-	19	-

	860	268,904	7,923	310,702
Equities	1,503	10,434	7,374	19,989

Total OTTI recognized in earnings	$2,363	$279,338	$15,297	$330,691

Fixed maturities:

The return of liquidity and stability in the credit markets in 2010 significantly mitigated any further credit losses in our fixed maturities portfolio. The significant decline in OTTI charges for the third quarter and year-to-date of 2010 compared to 2009 was primarily due the impairment charge of $263 million taken on a portfolio of MTNs. In response to the credit crisis, the MTNs managers reduced their leverage levels which in turn lowered the credit duration of the MTNs. As credit markets recovered and credit spreads tightened in 2009, price appreciation was not as pronounced as the depreciation during 2008 due to the lower credit duration of the MTNs. The tightening of credit spreads was more significant and much quicker than anticipated which has hindered the ability of the MTN managers to reinvest the underlying cash flows at wider credit spreads. Consequently, we revised the significant inputs in our projected cash flows for the MTNs, resulting in a significant credit impairment charge during the third quarter of 2009. Since this impairment, the MTNs have partially recovered in fair value and certain have matured with total realized gains of $12 million in 2010.

The OTTI charges during the first nine months of 2009 also included credit losses on subordinated debt of certain U.S. and foreign banks (included in corporate debt), as well as non-agency RMBS and ABS, which were largely due to exposures to alternative-A and sub-prime collateral. Further, we made the decision to sell certain corporate debt securities, non-agency RMBS and non-agency CMBS in an unrealized loss position.

Equities:

The OTTI losses on equities in the three and nine month periods ended September 30, 2010 and 2009 are primarily due to the severity and duration of the unrealized loss positions, for which we concluded the forecasted recovery period was too uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned.

Fair Value Hedges

Due to the significant volatility in the Euro vs. U.S. dollar currencies in 2008, we implemented a fair value hedging program to hedge un-matched foreign currency exposures. During the three and nine months ended September 30, 2010 and 2009, our hedging program was effective, generating gains/losses of less than 2% of notional balances.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net investment income	$111,800	$134,788	$299,004	$346,300
Net realized investments gains (losses)	76,531	(253,365)	117,325	(317,640)
Change in net unrealized gains/losses, net of currency hedges	159,746	613,154	296,366	792,630

Total	$348,077	$494,577	$712,695	$821,290

Average cash and investments(1)	$12,518,318	$11,456,801	$12,125,172	$10,956,831

Total return on average cash and investments, pre-tax(2)	2.8%	4.3%	5.9%	7.5%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.
(2)	Non-annualized.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	September 30, 2010		December 31, 2009
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
Fixed maturities	$10,285,643	$10,664,824	$9,628,287	$9,718,355
Equities	237,656	251,005	195,011	204,375
Other investments	524,686	533,072	585,414	570,276
Short-term investments	129,042	129,042	129,098	129,098

Total investments	$11,177,027	$11,577,943	$10,537,810	$10,622,104

Cash and cash equivalents(1)	$1,205,393	$1,205,393	$864,054	$864,054

(1)	Includes restricted cash and cash equivalents of $148 million and $75 million for 2010 and 2009, respectively.

The amortized cost/cost of our total investments increased by $641 million from December 31, 2009, primarily due to investing a portion of our operating cash flows generated in 2010 and approximately $300 million of the $495 million net proceeds from our senior notes offering in March 2010, which was allocated to our fixed maturity portfolio.

The fair value of our total investments increased by $956 million from December 31, 2009, primarily due to net contributions and improved valuation for our fixed maturities caused by the downward shift in the risk-free yield curve and the tightening of credit spreads. To a lesser extent, net contributions to global equity portfolios and positive equity returns during 2010 also contributed to the increase in fair value of total investments. This combined growth was partially offset by net redemptions in certain alternative investment holdings (other investments) and negative movement in foreign exchange rates, mostly Euro against the U.S. dollar.

Cash and cash equivalents balances grew by $341 million during the first nine months of 2010 primarily due to net cash provided by operations of $867 million and the remaining net proceeds from the above senior notes. This increase in cash and cash equivalents was offset partially by $422 million of share repurchases made in the open market during 2010.

The total change in net unrealized gains (losses) on our available-for-sale investment portfolio for the first nine months of 2010 was as follows:

	Net Unrealized Gains (Losses) at September 30, 2010	Net Unrealized Gains (Losses) at December 31, 2009	Change in 2010
Fixed maturities:
U.S. government and agency	$33,012	$(3,215)	$36,227
Non-U.S. government	18,687	8,971	9,716
Corporate debt	223,008	98,316	124,692
Agency MBS	50,448	37,051	13,397
Non-Agency CMBS	33,363	(17,738)	51,101
Non-Agency RMBS	(7,251)	(34,883)	27,632
ABS	(2,043)	(12,692)	10,649
Municipals	29,957	14,258	15,699

Total fixed maturities	$379,181	$90,068	$289,113

Equities:
Common stock	$13,349	$9,364	$3,985

During the first nine months of 2010, the downward shift in the risk-free yield curve as well as the additional tightening of credit spreads contributed to the improved valuation for most asset classes within our fixed income portfolio. The above table does not include the hedge impact from our foreign exchange hedging program (refer to Part 1, Note 6 of the Consolidated Financial Statements).

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	September 30, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. government and agency	$1,372,515	13%	$1,856,659	19%
Non-U.S. government	788,112	7%	696,814	7%
Corporate debt	4,308,806	40%	3,580,766	37%
Agency MBS	2,094,202	20%	1,566,259	16%
Non-Agency CMBS	501,211	5%	653,211	7%
Non-Agency RMBS	221,254	2%	222,982	2%
ABS	663,316	6%	443,139	5%
Municipals	715,408	7%	698,525	7%

Total	$10,664,824	100%	$9,718,355	100%

Credit ratings:(1)
U.S. government and agency	$1,372,515	13%	$1,856,659	19%
AAA(2)	4,537,566	42%	4,007,688	41%
AA	1,122,632	11%	914,454	9%
A	2,097,537	20%	1,760,929	18%
BBB	1,260,205	12%	1,036,359	11%
Below BBB(3)	274,369	2%	142,266	2%

Total	$10,664,824	100%	$9,718,355	100%

(1)	As assigned by S&P. In the absence of an S&P rating, we used the lower rating established by either Moody’s or Fitch.
(2)	Includes U.S. government-sponsored agency RMBS and CMBS.
(3)	Non-investment grade securities

For the nine months ended September 30, 2010, we reduced our U.S. government and agency and non-agency MBS (CMBS and RMBS) holdings. These proceeds, along with partial proceeds from our senior unsecured debt issued in March, were allocated primarily to corporate debt, agency MBS and ABS. New investments in corporate debt were made due to our positive outlook for further credit spread tightening. Our ABS holdings were increased due to the availability of higher quality new issues with shorter durations. At September 30, 2010, fixed maturities had weighted average credit rating of AA (2009: AA) with an approximate average duration of 3.1 years (2009: 3.1 years). When incorporating cash and cash equivalents into this calculation, the average duration at September 30, 2010 was 2.8 years (2009: 2.8 years).

Of the $788 million (2009: $697 million) of non-U.S. government holdings held at September 30, 2010, we had no sovereign debt holdings issued by the governments of Portugal, Italy or Greece (2009: nil, $32 million, and nil, respectively). Our sovereign exposure to Spain was $68 million (2009: $20 million) and all issues were rated AA (2009: AA+) by S&P.

The increase in non-investment grade holdings since December 31, 2009, was primarily due to the funding of a new segregated account managed by an external manager with a high yield focus. At September 30, 2010, this account consists of a well diversified portfolio of short duration high yield debt securities with a fair value of $142 million and a weighted-average credit rating of B+. These securities are reported as corporate debt securities.

Gross Unrealized Losses:

At September 30, 2010, the gross unrealized losses on our fixed maturities portfolio were $49 million (2009: $134 million). The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position.

	September 30, 2010			December 31, 2009
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$1,448,186	$(22,231)	64%	$3,313,450	$(47,697)	42%
10-20%	33,687	(6,946)	20%	168,116	(30,904)	27%
20-30%	17,654	(5,279)	15%	66,169	(19,902)	17%
30-40%	317	(148)	-	17,851	(9,263)	8%
40-50%	218	(215)	1%	696	(552)	1%
> 50%	-	-	nm	3,538	(6,154)	5%

Total	$1,500,062	$(34,819)	100%	$3,569,820	$(114,472)	100%

nm – not meaningful

During the first nine months of 2010, the gross unrealized losses across all severity ranges for investment grade fixed maturities improved, primarily due to the downward shift of the risk-free yield curve and further tightening of credit spreads.

The greater than 50% severity of unrealized loss at December 31, 2009, consisted primarily of non-agency RMBS, non-agency CMBS and ABS where we did not anticipate credit losses. These securities had a weighted average credit rating of AA- by S&P. The decrease in this balance since December 31, 2009 was primarily due to the significant improvement in the pricing of one AAA rated non-agency RMBS, the impairment of one BBB+ rated ABS and the sale of one AA+ rated non-agency CMBS during the first nine months of 2010.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all below non-investment grade fixed maturities in an unrealized loss position at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses
0-10%	$ 72,057	$ (2,079)	14%	$59,464	$ (1,866)	10%
10-20%	23,647	(5,007)	34%	20,993	(4,614)	23%
20-30%	1,037	(279)	2%	6,039	(2,160)	11%
30-40%	12,332	(7,114)	49%	11,914	(6,855)	35%
40-50%	6	(5)	nm	3,756	(3,227)	16%
> 50%	69	(101)	1%	373	(994)	5%

Total	$ 109,148	$ (14,585)	100%	$102,539	$ (19,716)	100%

nm – not meaningful

Equities

During the first nine months in 2010, we increased our allocation to global equities by $50 million and recorded impairment charges of $7 million.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	September 30, 2010		December 31, 2009
Funds of hedge funds	$231,453	43.4%	$256,877	45.0%
Hedge funds	143,393	26.9%	94,630	16.6%

Total hedge funds	374,846	70.3%	351,507	61.6%

Long/short credit	78,491	14.7%	84,392	14.8%
Distressed securities	22,799	4.3%	22,957	4.0%

Total credit funds	101,290	19.0%	107,349	18.8%

CLO - equity tranched securities	56,936	10.7%	61,332	10.8%
Short duration high yield fund	-	0.0%	50,088	8.8%

Total other investments	$533,072	100.0%	$570,276	100.0%

The increase in the fair value of our total hedge funds investment in 2010 reflects $45 million of subscriptions and year to date growth of $14 million, partially offset by $35 million of redemptions. The decrease in fair value of our credit funds investment was due to $14 million of cash distributions, offset by $8 million of improved valuations due to positive performance of its underlying loan collateral. Certain hedge and credit fund investments may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. Refer to Item 1, Note 3 (b) of our Consolidated Financial Statements for further details.

The decrease in the fair value of the CLO – Equities since December 31, 2009, was primarily due to $20 million of cash distributions collected in 2010, offset partially by an improved valuation of $16 million primarily due to lower default rates than previously expected.

The short duration high yield fund was redeemed during the current quarter and the cash proceeds of $53 million were used to partially fund a new segregated account managed by an external manager with a high yield investment objective. This account consists of a well diversified portfolio of short duration high yield debt securities. These securities are reported as corporate debt securities within our available-for-sale fixed maturities.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a general discussion of our liquidity and capital resources. During the first nine months of 2010, we:

•	completed a senior note issuance;

•	replaced our existing credit facility with a new credit facility and a new secured letter of credit facility;

•	continued to execute common stock repurchases; and

•	increased authorization under our common share repurchase programs by $750 million.

The following table summarizes our consolidated capital for the periods indicated:

	September 30, 2010	December 31, 2009
Long-term debt	$993,976	$499,476

Preferred shares	500,000	500,000
Common equity	5,348,938	5,000,244

Shareholders’ equity	5,848,938	5,500,244

Total capital	$6,842,914	$5,999,720

Ratio of debt to total capital	14.5%	8.3%

Ratio of debt and preferred equity to total capital	21.8%	16.7%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength. A company with higher ratios in comparison to industry average may show weak financial strength because the cost of its debts may adversely affect results of operations and/or increase its default risk. Although our ratios increased following our March 2010 senior note issuance (discussed below), our financial flexibility remains strong.

Senior Note Issuance

On March, 23, 2010, AXIS Specialty Finance, an indirect wholly-owned subsidiary of AXIS Capital, issued ten-year senior notes with a $500 million aggregate principal amount, maturing on June 1, 2020. These notes bear interest at a rate of 5.875%, payable semi-annually in arrears. AXIS Capital has fully and unconditionally guaranteed all the obligations of AXIS Specialty Finance under these notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all of its other senior obligations. The related indenture contains various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all covenants at September 30, 2010.

We used net proceeds from the senior notes offering for general corporate purposes. The issuance of this debt was the principal driver of the increase in our ratios of debt to total capital and debt and preferred equity to total capital in 2010.

Credit Facilities

Our syndicated $1.5 billion credit facility (the “Expired Facility”) was terminated on August 24, 2010. Letters of credit outstanding under the Expired Facility at the time of termination remain valid until their expiry. As a condition of the execution of the new Syndicated Credit Facility (discussed below), we agreed to provide collateral to secure our remaining letter of credit obligations under the Expired Facility. At September 30, 2010, we had $194 million of letters of credit outstanding under the Expired Facility, which was secured with total cash and investments with a fair value of $268 million.

In order to preserve the letter of credit and liquidity capacity previously provided by the Expired Facility, we have entered into two new facilities as described below.

Secured Letter of Credit Facility

On May 14, 2010, we entered into a secured $750 million letter of credit facility (the “LOC Facility”) with Citibank Europe plc (“Citibank”). This facility may be terminated by Citibank on December 31, 2013 upon thirty days prior notice. Under the terms of the LOC Facility, letters of credit to a maximum aggregate amount of $750 million are available for issuance on behalf of AXIS Capital’s participating operating subsidiaries. The principal purpose of the facility is to issue, as required, standby letters of credit in favor of counterparties obtaining reinsurance protection from AXIS Capital’s subsidiaries to ensure that these counterparties are permitted to take credit, under U.S. insurance regulations, for the reinsurance obtained in U.S. jurisdictions where AXIS Capital’s subsidiaries are not licensed or otherwise admitted as an insurer. The facility is subject to certain covenants, including the requirement to maintain sufficient collateral to cover all of our obligations under the facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the facility to any or all of the participating operating subsidiaries.

At September 30, 2010, we had $271 million of letters of credit outstanding under the LOC Facility, which was secured with total investments with a fair value of $301 million. We were in compliance with all covenants of the LOC Facility at the same date.

Syndicated Credit Facility

On August 24, 2010, AXIS Capital and certain of its operating subsidiaries entered into a three-year revolving $500 million credit facility (the “Syndicated Credit Facility”) with a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the “Facility Documents”). Subject to certain conditions and at the request of AXIS Capital, the aggregate commitment under the Syndicated Credit Facility may be increased by up to $250 million. Under the terms of the Syndicated Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate amount of the Syndicated Credit Facility. Interest on loans issued under the Syndicated Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Syndicated Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. The letters of credit will principally be used to support the reinsurance obligations of the operating subsidiaries. Under the Syndicated Credit Facility, AXIS Capital guarantees the obligations of the operating subsidiaries and AXIS Specialty Finance guarantees the obligations of AXIS Capital and the operating subsidiaries. The Syndicated Credit Facility is subject to certain covenants that we believe are customary for facilities of this type, including limitations on fundamental changes, the incurrence of additional indebtedness and liens, certain transactions with affiliates and investments, as defined in the Facility Documents. The Syndicated Credit Facility also requires compliance with certain financial covenants that we believe are customary for insurance and reinsurance companies in credit facilities of this type. These covenants include:

(i)	Maintenance of a minimum consolidated net worth, with the minimum being equal to the sum of $3.689 billion plus 25% of consolidated net income (if positive) for each semi-annual fiscal period ending on or after December 31, 2010 plus 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period. For the purposes of this covenant, consolidated net worth excludes unrealized appreciation (depreciation) on our available for sale investments.

(ii)	Maintenance of a maximum debt to total capital ratio of 0.35 to 1. For the purposes of this covenant, unrealized appreciation (depreciation) on our available for sale investments is excluded from total capital.

(iii)	Maintenance of an A.M. Best Company, Inc. (“A.M. Best”) financial strength rating of at least B++ for each of AXIS Capital’s material insurance/reinsurance subsidiaries that are party to the Syndicated Credit Facility.

At September 30, 2010, the Syndicated Credit Facility required a minimum consolidated net worth of $3.689 billion and our actual consolidated net worth as calculated under the provisions of the Syndicated Credit Facility was $5.476 billion. We had a consolidated debt to total capital ratio, calculated in accordance with the Syndicated Credit Facility provisions, of 0.18 to 1 and each of our material insurance/reinsurance subsidiaries party to the agreement had an A.M. Best financial strength rating of A.

In the event of default, including a breach of the covenants outlined above, the lenders may exercise certain remedies including the termination of the Syndicated Credit Facility, the declaration of all principal and interest amounts related to Syndicated Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.

Additionally, the Syndicated Credit Facility allows for an adjustment to the level of pricing should AXIS Capital experience a change in its senior unsecured debt ratings.

At September 30, 2010, there were no borrowings or letters of credit outstanding under the Syndicated Credit Facility and we were in compliance with all related covenants.

During the nine months ended September 30, 2010, our common equity increased by $349 million. The following table reconciles our opening and closing common equity positions:

Nine months ended September 30,	2010
Common equity - opening	$5,000,244
Net income	583,161
Change in unrealized appreciation on available for sale investments, net of tax	285,711
Share repurchases	(432,415)
Common share dividends	(91,898)
Preferred share dividends	(27,656)
Share-based compensation and other	31,791

Common equity - closing	$5,348,938

During the first nine months of 2010, we repurchased common shares in the open market for a total of $422 million (refer to Part II, Item 2 ‘Unregistered Sales of Equity Securities and Use of Proceeds’ for additional information).

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2010, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a) (4) of Regulation S-K.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income available to common shareholders	$238,842	$(95,892)	$555,505	$178,948
Net realized investment (gains) losses, net of tax(1)	(75,291)	247,450	(116,124)	311,055

Operating income	$163,551	$151,558	$439,381	$490,003

Net income (loss) per share - diluted	$1.78	$(0.70)	$4.04	$1.19
Net realized investment (gains) losses, net of tax	(0.56)	1.63	(0.84)	2.07
Adjustment for dilutive securities(2)	-	0.07	-	-

Operating income per share - diluted	$1.22	$1.00	$3.20	$3.26

Weighted average common shares and common share equivalents - diluted	134,406	137,904	137,382	150,258
Average common shareholders’ equity	$5,172,120	$4,653,613	$5,174,591	$4,429,574
ROACE (annualized)	18.5%	(8.2% )	14.3%	5.4%
Operating ROACE (annualized)	12.6%	13.0%	11.3%	14.7%

(1)	Tax benefit (cost) of ($1,240) and $5,915 for the three months ended September 30, 2010 and 2009, respectively, and ($1,201) and $6,585 for the nine months ended September 30, 2010 and 2009, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)	For operating income per share purposes we have included the impact of otherwise anti-dilutive securities.

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

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We believe that the lawsuit is completely without merit and we continue to vigorously defend the filed action.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
July 1-31, 2010	339,293	$29.56	334,200	$ 123.4 million
August 1-31, 2010	102,918	$29.99	101,400	$ 120.4 million
September 1-30, 2010	1,996	$32.35	-	$ 870.4 million
Total	444,207		435,600	$ 870.4 million
(a)	Share repurchases relating to withhold to cover tax liabilities upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On December 10, 2009, our Board of Directors approved a share repurchase plan with the authorization to repurchase up to $500 million of our common shares until December 31, 2011. In addition to this plan, on September 24, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $750 million of our common shares until December 31, 2012. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	Credit Agreement, dated as of August 24, 2010, by and among AXIS Capital Holdings Limited, certain subsidiaries of AXIS Capital Holdings Limited party thereto, Bank of America, N.A., as Administrative Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2010).

10.2	Separation Agreement dated August 23, 2010 by and among AXIS Capital Holdings Limited, AXIS Specialty U.S. Services, Inc. and David B. Greenfield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010).

10.3	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2010).

10.4	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2010).

10.5	2011 Directors Annual Compensation Program

10.6	Employment Agreement by and between AXIS Specialty U.S. Services, Inc. and Albert Benchimol dated November 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless AXIS Capital Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 2, 2010

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ DAVID B. GREENFIELD
David B. Greenfield
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)