Form 10-K
period 2010-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2011-02-18
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was approximately $3.4 billion.

At February 14, 2011, there were outstanding 117,399,320 common shares, $0.0125 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 5, 2011 are incorporated by reference in Part III of this Form 10-K.

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

These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims and coverage issues,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business,

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values, and

•	the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in this report.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

As used in this report, references to “we,” “us,” “our” or the “Company” refer to the consolidated operations of AXIS Capital Holdings Limited (“AXIS Capital”) and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited (“AXIS Specialty Bermuda”), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Europe Limited (“AXIS Specialty Europe”), AXIS Specialty London, AXIS Specialty Australia, AXIS Specialty Insurance Company (“AXIS Specialty U.S.”), AXIS Re Limited (“AXIS Re Ltd.”), AXIS Reinsurance Company (“AXIS Re U.S.”), AXIS Reinsurance Company (Canadian Branch), AXIS Surplus Insurance Company (“AXIS Surplus”), AXIS Insurance Company (“AXIS Insurance Co.”), AXIS Re Europe, AXIS Specialty Finance LLC (“AXIS Specialty Finance”) and Dexta Corporation Pty Ltd (“Dexta”) unless the context suggests otherwise. Tabular dollars are in thousands. Amounts in tables may not reconcile due to rounding differences.

GENERAL

AXIS Capital is the Bermuda-based holding company for the AXIS Group of Companies and was incorporated on December 9, 2002. AXIS Specialty Bermuda commenced operations on November 20, 2001. AXIS Specialty Bermuda and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer consummated on December 31, 2002. Through our various operating subsidiaries and branches, and with primary operating locations in Bermuda, the United States and Europe, we provide a broad range of insurance and reinsurance products to clients worldwide. Our business consists of two distinct global underwriting platforms, AXIS Insurance and AXIS Re.

During 2007, we purchased the assets of the Media Professional Division (“Media Pro”) of MPI Insurance Agency, Inc., an Aon Group, Inc. subsidiary. Media Pro was a full-service managing general underwriter with operations in the U.S., Canada and the U.K. We were the exclusive carrier for several of Media Pro’s programs for the preceding two years and this purchase gave us the renewal rights to their broader professional lines portfolio.

During 2008, as part of our long-term strategy of global expansion, we established new underwriting branches in Singapore, Australia and Canada.

During 2009, we purchased Dexta, an underwriting agency with a distribution network in Australia. We had been providing professional indemnity, directors and officers liability and information technology liability insurance coverages as a direct offshore foreign insurer in Australia through Dexta since 2005. Effective January 1, 2009, the insurance coverages previously underwritten through Dexta were underwritten directly by AXIS Specialty Australia.

During 2010, we established a new AXIS Global Accident & Health line of business within our insurance segment. We offer a range of insurance products in the U.S., U.K. and European markets, including business travel accident, corporate personal accident, accident and sickness and other specialty health coverages for employer groups, affinity groups and the customers of financial institutions. We also offer accident and specialty health reinsurance coverage on a global basis from our Dublin, London and Princeton, New Jersey offices. Reinsurance is available on a quota share, excess of loss and aggregate excess of loss basis.

OUR BUSINESS STRATEGY

Our long-term business strategy focuses on utilizing our management’s extensive expertise, experience and long-standing market relationships to identify and underwrite attractively priced risks while delivering insurance and reinsurance solutions to our customers. Our underwriters worldwide are focused on constructing a portfolio of risks that effectively utilizes our capital while optimizing the risk-reward characteristics of the portfolio. We exercise disciplined underwriting practices and manage a diverse book of business while seeking to maximize our profitability and generate superior returns on equity. To afford ourselves ample opportunity to construct a portfolio diversified by product and geography that meets our profitability and return objectives, we have implemented organic growth strategies in key markets worldwide. Risk management is a strategic priority embedded in our culture and our Risk Management department continues to monitor, review and refine our enterprise risk management framework.

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

An overview of the insurance and reinsurance market over the past five years is presented below, together with a discussion as to how we have evolved during this period.

Gross premiums written in each of our segments over the last five years is presented in the following table:

Year ended December 31,	2010	2009	2008	2007	2006

Insurance	$1,916,116	$1,775,590	$1,841,934	$2,039,214	$2,070,467
Reinsurance	1,834,420	1,811,705	1,548,454	1,550,876	1,538,569

Total	$3,750,536	$3,587,295	$3,390,388	$3,590,090	$3,609,036

In our insurance segment, market conditions have been increasingly competitive for several years, with surplus capacity and rate deterioration prevalent across most of our portfolio. As a result, we have reduced our participation in certain business in recent years. These trends explain the decline in gross premiums written for the segment following their 2006 and 2007 highs. However, the impact of these trends has been partially offset by specific, targeted growth opportunities, including our expansion into the Canadian and Australian markets. The expansion of our professional lines business, both through the purchase of the Media Pro business in 2007 as well as new business opportunities arising during 2008 and 2009 in the aftermath of the financial market crisis, is an example of another targeted growth opportunity. In addition, we saw certain opportunities to write new business in the U.S. property market during 2010. We have also added underwriting expertise to our credit and political risk team in recent years and established a branch in Singapore, which has provided us with access to a broader range of distribution channels. This has allowed us to provide more products which are not as closely correlated to the property and liability cycle, in particular, emerging market sovereign and corporate credit. Our ability and appetite to write this business, however, has been reduced since the latter part of 2008 due to the impact of the global financial crisis. During 2010, we continued to invest in the development of our new Global Accident & Health business.

In our reinsurance segment, market conditions have not been conducive to premium growth in recent years amidst a trend of greater risk and retention appetite in the industry. However, conditions have generally been better than the primary market and this provided us with an opportunity to achieve greater market penetration in the U.S. and European reinsurance markets over this period. Specific market opportunities, including dislocation in the European trade credit and bond reinsurance market and our entry into the Latin American surety business allowed us to increase our premium base during 2009. Growth in our Latin American business continued during 2010 and we increased our participation in select European motor reinsurance markets.

We established a Ceded Reinsurance Unit during 2007, which coordinates our reinsurance purchasing activities and has allowed us to improve efficiency and consistency and to take advantage of opportunities in the marketplace. We made certain changes to optimize our ceded reinsurance programs on renewal during 2010, including an increase in our attachment points on our property excess of loss program and a reduction in cession rates on our professional lines quota share program. We believe these adjustments provide for an improved balance between risk and reward and take into consideration improvements in our overall capital position.

SEGMENT INFORMATION

Our underwriting operations are organized around two global underwriting platforms, AXIS Insurance and AXIS Re. Therefore we have determined that we had two reportable segments, insurance and reinsurance. Except for goodwill and intangible assets, we do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio. Financial data relating to our segments is included in Note 3 to our Consolidated Financial Statements presented under Item 8 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

Insurance Segment

Lines of Business and Distribution

Our insurance segment operates through offices in Bermuda, the United States, Canada, Europe, Australia and Singapore and offers specialty insurance products to a variety of niche markets on a worldwide basis. The following are the lines of business in our insurance segment:

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

•

Other: commencing in 2010, primarily relates to our Global Accident & Health business and includes accidental death and sickness insurance for employer and affinity groups, financial institutions, schools and colleges, as well as accident reinsurance for catastrophic events on a quota share and/or excess of loss basis, with aggregate and/or per person deductibles. In prior years, our underwriting in this line of business primarily related to employee medical coverage for self-insured, small and medium-sized employers, for losses in excess of a given retention.

We produce business primarily through wholesale and retail brokers worldwide. Some of our insurance products are also distributed through managing general agents and underwriters. In the U.S., we have the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted, or surplus lines, basis providing flexibility in forms and rates, as these are not filed with state regulators. Having non-admitted capability in the U.S. provides the pricing flexibility needed to write non-standard coverages. Substantially all of our insurance business is subject to aggregate limits, in addition to event limits.

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2010		2009		2008

Marsh	$363,454	19%	$309,278	17%	$262,417	14%
Aon	303,264	16%	270,658	15%	237,993	13%
Other brokers	1,025,092	53%	953,380	54%	1,110,739	61%
Managing general agencies and underwriters	224,306	12%	242,274	14%	230,785	12%

Total	$1,916,116	100%	$1,775,590	100%	$1,841,934	100%

No customer accounted for more than 10% of the gross premiums written in the insurance segment.

Competitive Environment

We operate in highly competitive markets. In our insurance segment, where competition is focused on price as well as availability, service and other considerations, we compete with U.S. based companies with global insurance operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. We believe we achieve a competitive advantage through a strong capital position and the strategic and operational linking of our practices, which allows us to design insurance programs on a global basis in alignment with the global needs of many of our clients.

Reinsurance Segment

Lines of Business and Distribution

Our reinsurance segment operates through offices in Bermuda, New York, Zurich and Singapore. We focus on writing business on an excess of loss basis, where possible, whereby we typically provide an indemnification to the reinsured entity for a portion of losses both individually and in the aggregate, on policies in excess of a specified individual or aggregate loss deductible. We also write business on a proportional basis, receiving an agreed percentage of the premium and accepting liability for the same percentage of incurred losses. Reinsurance may be written on a portfolio (i.e. treaty) basis or on an individual risk (i.e. facultative) basis. The majority of our business is written on a treaty basis and primarily produced through reinsurance brokers worldwide.

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

•	Other: includes aviation, marine, personal accident and crop reinsurance.

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2010		2009		2008

Aon	$622,703	34%	$677,810	37%	$536,435	35%
Marsh	547,470	30%	496,900	27%	507,257	33%
Willis	305,474	16%	322,512	18%	253,647	16%
Other brokers	198,779	11%	144,860	8%	145,834	9%
Direct	159,994	9%	169,623	10%	105,281	7%

Total	$1,834,420	100%	$1,811,705	100%	$1,548,454	100%

No customer accounted for more than 10% of the gross premiums written in the reinsurance segment.

Competitive Environment

In our reinsurance segment where competition tends to be focused on availability, service, financial strength and increasingly price, we compete with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. We believe that we achieve a competitive advantage through our strong capital position, as well as our technical expertise that allows us to respond quickly to customer needs and provide quality and innovative underwriting solutions. In addition, our customers highly value our exemplary service and financial strength ratings.

REINSURANCE PROTECTION

Our Ceded Reinsurance Unit coordinates the purchase of treaty and facultative reinsurance to reduce our exposure to significant losses. Substantially all of our ceded reinsurance is purchased to cover business written in our insurance segment. Our Reinsurance Purchasing Group, comprising senior management, pre-approves all treaty reinsurance purchases and establishes facultative reinsurance strategies. Facultative reinsurance provides coverage for all or a portion of the losses incurred for a single policy and we separately negotiate each facultative contract. Treaty reinsurance provides coverage for a specified type or category of risks. Our treaty reinsurance agreements may be on an excess of loss or proportional basis. Excess of loss covers provide a contractually set amount of coverage after a specified loss amount has been reached. This specified loss amount can be based on the size of an industry loss or on a Company-specific incurred loss amount. These covers can be purchased on a package policy basis, which provide us with cover for a number of lines of business within one contract. In contrast, proportional covers provide us with a specified percentage of coverage from the first dollar of loss. All of these reinsurance covers provide us the right to recover a portion of our losses and loss expenses from reinsurers. However, to the extent that our reinsurers do not meet their obligations under these agreements due to solvency issues, contractual disputes or other reason, we remain liable.

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

The top lines of the table show for successive balance sheet dates the gross and net unpaid losses and loss expenses recorded at or prior to each balance sheet date. It can be seen that at December 31, 2005, a reserve of $3,270 million, net of reinsurance was established.

The lower part of the table presents the net amounts paid as of periods subsequent to the balance sheet date. Hence in the year ended December 31, 2006, net payments of $880 million were made from the December 31, 2005 reserve balance. By the end of 2010, cumulative net payments against the December 31, 2005 net reserves were $1,873 million.

The upper part of the table shows the revised estimate of the net liabilities originally recorded as of the end of subsequent years. With the benefit of actual loss emergence over the intervening period, the net liabilities incurred as of December 31, 2005, are now estimated to be $2,430 million, rather than the original estimate of $3,270 million. Of the cumulative redundancy of $840 million recognized in the five years since December 31, 2005, $217 million was identified and recorded in 2006, $115 million in 2007, $188 million in 2008, $221 million in 2009 and the remaining $99 million in 2010.

Importantly, the cumulative deficiency or redundancy for different balance sheet dates is not independent and therefore, should not be added together. In 2010, we have revised our estimate of the December 31, 2005, liabilities from $2,529 million to $2,430 million. This favorable development of $99 million will also be included in each column to the right of December 31, 2005, to recognize that there was also reserve redundancy in the reserves established at December 31, 2006, 2007, 2008 and 2009.

	Year ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Gross reserves for losses and loss expenses	$963	$215,934	$992,846	$2,404,560	$4,743,338	$5,015,113	$5,587,311	$6,244,783	$6,564,133	$7,032,375
Reinsurance recoverable	-	(1,703)	(124,899)	(564,314)	(1,473,241)	(1,310,904)	(1,297,539)	(1,314,551)	(1,381,058)	(1,540,633)

Net losses and loss expenses reserve	963	214,231	867,947	1,840,246	3,270,097	3,704,209	4,289,772	4,930,232	5,183,075	5,491,742
Net reserves reestimated as of:
1 Year later	$165	$158,443	$686,235	$1,457,250	$3,053,561	$3,367,232	$3,913,485	$4,507,061	$4,870,020
2 Years later	165	141,290	539,110	1,179,851	2,938,734	3,076,025	3,533,313	4,235,219
3 Years later	165	109,711	434,221	1,080,083	2,750,476	2,773,158	3,281,011
4 Years later	196	97,981	386,029	962,910	2,529,259	2,576,226
5 Years later	196	96,864	347,544	889,190	2,429,724
6 Years later	196	96,179	326,729	863,225
7 Years later	196	92,517	315,548
8 Years later	196	89,664
9 Years later	196
Cumulative redundancy	$767	$124,567	$552,399	$977,021	$840,373	$1,127,983	$1,008,761	$695,013	$313,055
Cumulative net paid losses as of:
1 Year later	$15	$47,838	$108,547	$291,695	$880,120	$636,266	$615,717	$982,036	$1,042,890
2 Years later	125	56,781	169,853	432,963	1,292,738	999,280	1,147,990	1,539,713
3 Years later	165	66,569	202,136	511,325	1,500,652	1,355,821	1,461,494
4 Years later	165	63,835	221,644	574,874	1,771,039	1,513,350
5 Years later	165	72,323	245,978	615,920	1,873,052
6 Years later	165	80,099	254,676	650,110
7 Years later	165	81,130	263,412
8 Years later	165	83,276
9 Years later	165
Impact of unrealized foreign exchange movements	$-	$961	$3,240	$4,664	$(13,329)	$23,581	$28,588	$(133,345)	$82,018	$(25,282)
Gross reserve for losses and loss expenses reestimated	$196	$111,802	$432,968	$1,408,878	$3,824,079	$3,749,555	$4,400,378	$5,489,700	$6,263,426
Reinsurance recoverable	-	(22,138)	(117,420)	(545,653)	(1,394,355)	(1,173,329)	(1,119,367)	(1,254,481)	(1,393,406)

Net losses and loss expenses reserve reestimated	196	89,664	315,548	863,225	2,429,724	2,576,226	3,281,011	4,235,219	4,870,020
Cumulative redundancy on gross reserve	$767	$104,132	$559,878	$995,682	$919,259	$1,265,558	$1,186,933	$755,083	$300,707

The table above also shows the impact of foreign exchange rate movements. Movements in foreign exchange rates between periods result in variations in our net loss reserves, as the U.S. dollar, our reporting currency, strengthens or weakens against underlying currencies. For example, during the year ended December 31, 2010 the strengthening of the U.S. dollar, primarily against the Euro and Sterling, largely resulted in a $25 million decrease in our net loss reserves established prior to or during 2009. We generally hold investments in the same currency as our net reserves, with the intent of matching the impact of foreign exchange movements on our assets and liabilities.

Conditions and trends that affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may be inappropriate to anticipate future redundancies or deficiencies based on historical experience. The key issues and considerations involved in establishing our estimate of our loss reserves is discussed in more detail within the ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ section of Item 7. For additional information regarding the key underlying movements in our loss reserves in the last three years, refer to the ‘Underwriting Results – Group – Underwriting Expenses’ section of Item 7.

CASH AND INVESTMENTS

We seek to balance the investment portfolios’ objectives of (1) increasing book value with (2) the generation of relatively stable investment income, while providing sufficient liquidity to meet our claims and other obligations. Liquidity needs arising from potential claims are of primary importance and are considered in asset class participation and the asset allocation process. Intermediate maturity investment grade fixed income securities have duration characteristics similar to our expected claim payouts and are therefore central to our investment portfolio’s asset allocation. At December 31, 2010, the duration of our fixed maturities portfolio was approximately 3 years, which approximates the estimated duration of our net insurance liabilities.

To diversify risk and optimize the growth in our book value, we may invest in other asset classes such as equity securities, high yield securities and alternative investments (e.g. hedge funds) which provide higher potential total rates of return. Such individual investment classes involve varying degrees of risk, including the potential for more volatile returns and reduced liquidity. However, as part of a balanced portfolio, they also provide diversification from interest rate and credit risk.

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

For additional information regarding the investment portfolio refer to the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash and Investments’ section under Item 7 and Note 5 – Investments to our Consolidated Financial Statements presented under Item 8.

Refer to ‘Risk and Capital Management’ for details relating to the management of our investment risk.

RISK AND CAPITAL MANAGEMENT

Mission and Objectives of Risk Management

The mission of Enterprise Risk Management (“ERM”) at AXIS is to promptly identify, measure, report and monitor risks that affect the achievement of our strategic, operational and financial objectives. This includes adjusting the risk profile in line with the Group’s stated risk tolerance to respond to new threats and opportunities in order to optimize returns.

Our major ERM objectives are to:

•	Protect our capital base and earnings by monitoring that risks are not taken beyond the Group’s risk tolerance;

•	Promote a sound culture of risk awareness and disciplined and informed risk taking;

•	Enhance value creation and contribute to an optimal risk-return profile by providing the basis for efficient capital deployment; and

•	Support our group-wide decision making process by providing reliable and timely risk information.

Risk Management Framework

In order to achieve our mission and objectives, the Group relies on its risk management framework. At the heart of the risk management framework is a robust governance process with clear responsibilities for taking, managing, monitoring and reporting risks. We articulate the roles and responsibilities for risk management throughout the organization, from the Board of Directors and the Chief Executive Officer to our businesses and functional areas, thus embedding risk management in the business.

To support the governance process, the Group relies on documented policies and guidelines. Our Risk Standards specify our principles, risk appetite and tolerances for managing individual and aggregate risks. We also have procedures to approve exceptions to risk limits and procedures for the timely referral of risk issues to senior management and the Board of Directors.

Our comprehensive qualitative and quantitative risk reporting framework provides transparency and early warning indicators to senior management with regard to our overall risk profile as well as to whether our profile is within our established risk tolerances. For example, risk dashboards and limit consumption reports are regularly prepared, communicated and monitored.

Various governance and control functions coordinate to help ensure that objectives are being achieved, risks are identified and appropriately managed and internal controls are in place and operating effectively.

Also paramount to our risk management framework is our economic capital model. Utilizing this modeling framework provides us with a holistic view of the capital we put at risk in any year by allowing us to understand the relative interaction between all of the risks impacting us. This integrated approach recognizes that a single risk factor can affect different sub-portfolios and that different risk factors can have different mutual dependencies. The economic capital model is used to support, inform and improve decision making across the Group. We are constantly reviewing and improving our economic capital model as our business, risk landscape and external environment continue to evolve.

Our basis for accepting risk is determined by our risk appetite, as approved by our Board. Our risk appetite is a function of our capital, profitability and stakeholder expectations of the types of risk we hold within our business.

External Perspectives

Various external stakeholders, among them regulators, rating agencies, investors and accounting bodies, are placing increasing emphasis on the importance of sound risk management in our industry.

New and emerging regulatory regimes, such as Solvency II in the European Union, emphasize a risk-based and economic approach, based on comprehensive quantitative and qualitative assessments and reports.

Rating agencies are increasingly interested in risk management as a factor in evaluating companies. Standard & Poor’s, a rating agency with a separate rating for ERM, confirmed our Group’s ERM rating as “strong” in 2010.

Investment risk, operational risk and emerging risk were upgraded from “adequate” to “strong”. After this latest review, AXIS Capital is now rated either “strong” or “excellent” in all of Standard & Poor’s dimensions for ERM.

We are involved in a number of international industry organizations engaged in advancing the regulatory dialogue pertaining to insurance and financial services. Collaboration with external partners also complements our internal management of emerging risks. An example of this collaboration is our participation on the climate change working group of the Geneva Association. The objectives of the group is to identify and analyze issues that are of specific relevance to the insurance industry, such as the likely range of future claims costs, new business opportunities and scenario testing.

Risk Governance

The key elements of our governance framework, as it relates specifically to risk management, are described below.

Board of Directors level

The Board of Directors is ultimately responsible for the Group’s risk management framework. The Risk Committee of the Board serves as a focal point for this oversight. The Risk Committee assesses whether significant risk issues are being appropriately addressed by management in a timely manner.

The Risk Committee of the Board annually reviews and approves our Risk Standards. Additionally, it reviews the Group’s key risk exposures across major risk categories as well as risk and capacity limits and their usage on a quarterly basis. In terms of risk measurement, the Risk Committee reviews the critical principles and assumptions used in our economic capital model. The Finance Committee of the Board makes decisions about investments and market risk, while complying with the Group’s risk framework.

Group executive level

The Executive Committee oversees the Group’s performance with regard to risk management as well as control, strategic, financial and business policy issues of Group-wide relevance. This includes monitoring adherence to and further development of our risk management policies and procedures. The Executive Committee receives regular briefings and recommendations from the Risk Management Committee (“RMC”) on the Group’s risk profile and risk-related issues.

The RMC is a cross-functional body which includes, among others, the Group Chief Executive Officer, Chief Financial Officer and Chief Risk Officer. The RMC oversees the effective management of the Group’s overall risk profile, including risks related to insurance, financial, credit and operational risks as well as their interactions. The RMC acts as an interface between our Risk Committee and management, who are responsible for managing our business within defined risk tolerances.

The RMC reviews and formulates recommendations for, among other things, changes to the AXIS Risk Standards, the Group’s risk-based capital methodology and risk tolerance limits.

Group risk management

Below the oversight roles of the Board and Executive, we have several other layers of governance within our risk management framework. Management in each of our operating units is responsible in the first instance for both the risks and returns of their decisions. Management is the ‘owner’ of risk management processes and is responsible for managing our business within defined risk tolerances.

The Group Risk department (“Group Risk”), led by the Group Chief Risk Officer (Group CRO), oversees risk taking activity throughout the Group and provides guidance and support for risk management practices. Group Risk is responsible for developing our risk management framework and overseeing adherence to the framework. Group Risk also develops methods and processes for identifying, assessing and monitoring risk across the Group based on systemic qualitative and quantitative analysis. Group Risk is further responsible for monitoring and reporting the accumulation of specific types of risk, including catastrophe exposures and aggregate credit risk. The Group CRO regularly reports risk matters to the Group Chief Executive Officer, senior management committees and the Board.

Our global risk management network also includes Risk Officers within our underwriting segments and investment department. These local risk units, which have regular and close interaction with Group Risk, assist with embedding the risk management framework into our business.

Internal Audit, an independent, objective function provides assurance to the Board on the effectiveness of our risk management framework. This includes assurance that key business risks have been adequately identified and managed appropriately and that our system of internal control is operating effectively. Internal audit also coordinates risk-based audits, compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business.

Our risk governance structure is further complemented by our Legal Department which seeks to mitigate legal and regulatory compliance risks.

Risk Landscape

Within our ERM framework, we distinguish between the following key sources of risk:

•	Strategic – the unintended risk that can result as a by-product of planning or executing a strategy;

•	Insurance – the inherent uncertainty as to the occurrence, amount and timing of insurance liabilities transferred to us through the underwriting process;

•	Credit – the risk of incurring financial loss due to diminished creditworthiness of our counterparties;

•	Investment – risk of potential losses in our investment portfolio as a result of market risks, as well as risk inherent in individual securities;

•	Operational – risks associated with our people, processes and systems, including external events; and

•	Liquidity – the risk that we are unable to meet our short-term financial obligations or raise funds to finance our commitments at an affordable cost.

Strategic Risk

Strategic risk is a type of business risk. It is the risk of change in value due to the inability to pursue an opportunity, implement appropriate business plans and strategies, make decisions, allocate resources, or adapt to changes in the external environment.

At AXIS, strategic decision making is supported by a strong risk management infrastructure and culture. What we learn about risk through our monitoring, reporting and control processes provides important feedback in terms of reevaluating our risks and, therefore, reevaluating our business strategy.

The pre-emptive management of emerging risks is embedded within the AXIS ERM framework. The Company has a systemic framework for identifying and evaluating risks that we face, as well as responding to emerging threats.

In terms of underwriting strategy, the Group undertakes a detailed annual business planning process, which is overseen by the Group Executive Committee and individual business segment Boards. As part of this process, our economic capital model is used to generate risk adjusted returns by line of business from which the effectiveness of alternative underwriting strategies can then be tested. The modeled returns are then reviewed and supplemented with management’s judgment and business experience and expertise. Our economic capital model allows us to use consistent risk measurement across the Group and assess whether changing business strategies remain in line with Group’s objectives and risk tolerances.

The Group Executive Committee approves material strategic decisions and establishes and monitors boundaries in which the segments operate. The Executive Committee has dedicated annual strategic planning meetings which include a review of the short and long-term underwriting strategies and plans of each segment.

With respect to investment strategy, as part of the Strategic Asset Allocation (SAA) process, different asset strategies are simulated, allowing for an evaluation of the ‘best’ portfolio based on both our reward goals and risk constraints. The Finance Committee of the Board approves the overall SAA and reviews investments guidelines to ensure these are consistent with the Company’s overall goals, strategies and objectives. The Investment Committee, which comprises senior management, oversees the implementation of the investment strategy.

Underwriting Risk

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

A critical element of our management of insurance risk is our rigorous peer review process which allows us to monitor market conditions and aggregations risk-by-risk, at the highest levels within the Company. Underwriting is also conducted in accordance with other rigorous protocols, including underwriting guidelines which provide a framework for consistent pricing and risk analysis and ensuring alignment to our risk appetite. There are well defined escalation processes in place, which, for certain business, require approval by the Group CRO and/or RMC.

Another key component of our mitigation of insurance risk is the purchase of reinsurance. The business that we accept is not always fully retained; but instead portions may be reinsured. We have a centralized Reinsurance Purchasing Group, which coordinates our reinsurance purchasing as part of our overall risk management strategy.

We also have significant audit coverage across our underwriting segments, including Management Initiated Audits (“MIAs”). MIAs are audits of underwriting files performed by teams independent of those who originated the transactions, the purpose of which is to test the robustness of the Company’s underwriting and operating processes and to recognize any early indicators of future trends in our operational risk.

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

We use multiple commercial vendor models to price and accumulate risks. These models cover the major peril regions where we face potential exposure. In our reinsurance segment, we have also developed an internal proprietary application which allows us to track the results from various models for both pricing and aggregation purposes. Modeling allows us to simulate many hypothetical loss scenarios to supplement our experienced underwriting judgment. We centrally oversee our modeling for consistency in approach and form a global perspective on our group-wide accumulations. We regularly refine our modeling methodology and have a governance process in place to review changes in vendor models.

We impose limits on natural peril catastrophe risk exposure at the group level. Based on our current tolerance, we are not willing to lose more than 25% of our prior year-end common equity for a modeled single occurrence 1-in-250 year return period probable maximum net loss. We impose these limits on probable maximum losses in any one zone from a single event. A zone is a geographical area in which insurance risks are considered to be correlated to a single catastrophe event. Our executive management receives regular reports on our group-wide total natural peril exposures by peril and zone to ensure active monitoring of our risk positions.

The table below shows our net modeled loss estimates to the corresponding peak natural catastrophe territories at January 1, 2011 and 2010. We have developed these loss estimates using multiple commercially available catastrophe models and our own assessments for non-vendor modeled exposures. These estimates include assumptions regarding the location, size and magnitude of an event, the frequency of events, the construction type and a property’s susceptibility to damage in a zone, and the cost of rebuilding property in a territory. Loss estimates for non-U.S. territories will be subject to foreign exchange rates, although we may mitigate this currency variability from a financial statement point of view. Return period refers to the frequency with which losses of a given amount or greater are expected to occur.

At January 1, (in millions of U.S. dollars)		2011			2010
Territory	Peril	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period

U.S.	Hurricane	$796	$1,085	$1,459	$693	$959	$1,292
California	Earthquake	471	722	1,128	391	672	968
Europe	Windstorm	326	441	646	433	679	946
Japan	Earthquake	203	316	663	235	326	596
Japan	Windstorm	88	150	178	91	137	151

The following table provides our estimate of industry exposures for the corresponding scenarios above:

At January 1, (in billions of U.S. dollars)		2011			2010
Territory	Peril	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period

U.S.	Hurricane	$83	$125	$204	$78	$121	$195
California	Earthquake	18	31	55	16	28	50
Europe	Windstorm	16	21	29	21	30	44
Japan	Earthquake	20	28	51	15	21	38
Japan	Windstorm	20	27	45	15	21	34

The figures take into account the fact that an event may trigger claims in a number of lines of business. For instance, our U.S. hurricane modeling includes, among other things, the estimated pre-tax impact to our financial results arising from our catastrophe, property, engineering, energy, marine and aviation lines of business. As indicated in the table above, our modeled single occurrence 1-in-100 year return period U.S. hurricane probable maximum loss, net of reinsurance, is approximately $1.1 billion (or 19% of shareholders’ equity at December 31, 2010). According to our modeling, there is a one percent chance that on an annual basis, our losses incurred in any single U.S. hurricane event could be in excess of $1.1 billion. Conversely, there is a 99% chance that on an annual basis, the loss from a single U.S. hurricane will fall below $1.1 billion. We estimate that, an event that gave rise to such hypothetical loss levels, at this return period, would cause industry losses of approximately $125 billion, resulting in an estimated market share of insured losses for us of around 1%.

Our probable maximum loss to U.S. hurricane increased during 2010 primarily due to a reduction in the reinsurance protection we purchase within our insurance segment. The decrease in our European wind probable maximum loss during the year largely relates to changes in the vendor models we use.

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

Managing reserving risk

Our loss reserving process demands data quality and reliability and requires a quantitative and qualitative review of both our overall reserves and individual large claims. Within a structured control framework, claims information is communicated on a regular basis throughout our organization, including to senior management, to provide an increased awareness regarding the losses that have taken place throughout the insurance markets. The detailed and analytical reserving approach that follows is designed to absorb and understand the latest information on our reported and unreported claims, to recognize the resultant exposure as quickly as possible, no matter how large, and above all else, to make appropriate and realistic provisions in our financial statements. We have well established policies for determining carried reserves, which we endeavor to apply consistently over time.

Reserving for long-tail lines of business represents the most significant reserving risk for us. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because of a stacking-up effect: for long-tail business, we carry reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on long-tail business in a variety of ways. First, we limit the amount of long-tail business we write in line with maintaining a well balanced and diversified global portfolio of business. In 2010, our long-tail net premiums written (namely liability and motor business) represented 15% of our consolidated total. We purchase reinsurance on the liability business written in our insurance segment to reduce our net positions. Secondly, we follow a disciplined underwriting process that utilizes all available information, including industry trends. We also limit the amount of occurrence-based business that we write.

Managing claims handling risk

In accepting risk, we are committing to the payment of claims and therefore these risks must be understood and controlled. We have claims teams located throughout our main underwriting segments. Our claim teams include a diverse group of experienced professionals, including claims adjusters and attorneys. We also use approved external service providers, such as independent adjusters and appraisers, surveyors, accountants, investigators and specialist attorneys, as appropriate.

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

AXIS fosters a strong culture of review among its claims teams. This includes Management Initiated Audits, whereby senior claims handlers from other claims units audit a sample of claims files in other claims units. The process is designed to ensure consistency between the claims units and to develop group wide best practices.

When we receive notice of a claim, regardless of size, it is recorded within our underwriting and claims system. To assist with the reporting of significant claims, we have also developed a large claims information database, or LCID. The database is primarily used to produce “flash reports” for significant events and potential losses, regardless of whether we have exposure. The system allows a direct notification to be promptly communicated to underwriters and senior management worldwide. Similarly, for natural peril catastrophes, we have developed a catastrophe database that allows for the gathering, blending and reporting of loss information as it develops from early modeled results to fully adjusted and paid losses.

Credit Risk

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

Credit risk relating to our fixed maturities

With our fixed maturity investment portfolio, which represents approximately $10 billion or 64% of our total assets, we are exposed to potential losses arising from the diminished creditworthiness of issuers of bonds as well as third party counterparties such as custodians. We limit such credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. Treasury and Agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our fixed maturities portfolio for securities rated A- or above and 1% or less of our fixed maturities portfolio for securities rated below A-.

Credit risk relating to reinsurance recoverable assets

Within our reinsurance purchasing activities, we are exposed to the credit risk of a reinsurer failing to meet its obligations under our reinsurance contracts. To help mitigate this, all of our reinsurance purchasing is subject to financial security requirements specified by our Reinsurance Security Committee. This Committee, comprising senior management personnel, maintains a list of approved reinsurers, performs credit risk assessments for potential new reinsurers, regularly monitors approved reinsurers with consideration for events which may have a material impact on their creditworthiness, recommends counterparty tolerance levels for different types of ceded business and monitors concentrations of credit risk. This assessment considers a wide range of individual attributes, including a thorough review of the counterparty’s financial strength, industry position and other qualitative factors.

We regularly monitor counterparty credit quality and exposures, with special monitoring of those cases that merit close attention. It is generally our Reinsurance Security Committee’s policy to require reinsurers which do not meet our counterparty security requirements to provide adequate collateral. We further mitigate credit risk by diversifying our exposure by counterparty. We also maintain a provision for uncollectible balances; see Item 7 ‘Critical Accounting Estimates - Reinsurance Recoverable’ for further information.

Credit risk relating to our underwriting portfolio

In our insurance segment, we provide credit insurance primarily for lenders (financial institutions) seeking to mitigate the risk of non-payment from their borrowers primarily in emerging markets. This product has complemented our more traditional political risk insurance business in recent years. For the credit insurance contracts, it is necessary for the buyer of the insurance, most often a bank, to hold an insured asset, most often an underlying loan, in order to claim compensation under the insurance contract. The vast majority of the credit insurance provided is for single-name illiquid risks, primarily in the form of senior secured bank loans that can be individually analyzed and underwritten. As part of this underwriting process, an evaluation of credit-worthiness and reputation of the obligor is critical and forms the cornerstone of the underwriting process. We generally require that our clients retain a share of each transaction that we insure. A key element to our underwriting analysis is the assessment of recovery in the event of default and, accordingly, the strength of the collateral and the enforceability of rights to the collateral are paramount. We avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also seek to avoid terms in our credit insurance contracts which introduce liquidity risk, most notably, in the form of a collateralization requirement upon a ratings downgrade. We also provide protection against sovereign default or sovereign actions that result in impairment of cross-border investments for banks and corporations. Our contracts generally include warranties, representations, exclusions and waiting periods. Under most of our policies, a loss payment is made in the event the debtor failed to pay our client when payment is due subject to a waiting period of up to 180 days.

In our reinsurance segment, we provide reinsurance of credit and bond insurers exposed to the risks of financial loss arising from non-payment of trade receivables covered by a policy (credit insurance) or non-performance (bonding). Our credit insurance exposures are concentrated primarily within Western European economies, while our bond exposures are concentrated primarily within Latin American and Western European economies. Our insureds are generally able to reduce or cancel limits under whole-turnover credit insurance at any time without prior notice. This enables our insureds to act quickly to specific distressed credits and therefore the potential loss exposures can be significantly reduced.

Credit risk aggregation

We monitor and control the aggregation of credit risk on a group-wide basis by assigning limits on maximum credit exposures by single obligors and groups, industry sector, country, region or other inter-dependencies. Limits are based on a variety of factors including the prevailing economic environment and the nature of the underlying credit exposures. The credit risk reporting process is supported by our Group Credit Risk Exposure Database, which contains relevant information on counterparty details and credit risk exposures. The database is accessible by management throughout the Group, thus providing essential transparency to allow for the implementation of active exposure management strategies. We also license third party databases to provide credit risk assessments.

Credit risk aggregation is also managed through minimizing overlaps in underwriting, financing and investing activities. For example, as per the investment guidelines (for fixed maturity investments), the Company is not permitted to invest in P&C companies and there are limitations on emerging market investments (due to emerging market exposure within the underwriting portfolios).

Investment Risk

Investment risk encompasses the risk of loss in our investment portfolio as a result of market risks, as well as risks inherent in individual securities. Market risks represent the adverse impact on our cash and investments resulting from fluctuations in interest rates (inclusive of credit spreads), equity prices and foreign currency rates.

We manage the risks in our investment portfolio in a number of ways. To maintain diversification and avoid aggregation of risks, we place limits on asset class and individual security exposures. We monitor compliance with these limits on an ongoing basis. Further, our investment policy and guidelines do not permit the use of leverage in any of our fixed maturity portfolios. We also manage the duration of our investment portfolio to approximate the anticipated duration of our re/insurance liabilities, so that changes in interest rates have approximately offsetting economic value impacts on our assets and liabilities.

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

Operational Risk

Operational risk represents the risk of financial loss as a result of inadequate processes, system failures, human error or external events. We have specific processes and systems in place to focus continuously on high priority operational matters such as information security, managing business continuity, and combating fraud. We maintain an operational loss-event database which helps us better monitor and analyze potential operational risk and identify any potential trends within the business.

We manage transaction type operational risks on a regular basis through the application of strong process controls throughout our business. In testing these controls, we supplement the work of our internal audit team, with regular underwriting and claim MIAs (as described above).

A key task is keeping our business continuity plans up-to-date, with an emphasis on recovery from unexpected events such as a natural catastrophe and possibility of a pandemic. During 2010, we continued to review our Business Continuity Planning procedures through cyclical planned tests, all of which were completed satisfactorily.

With respect to IT risk, the dependency of our core processes on IT is increasing, with corresponding implications for risk. It is therefore important that we ensure the availability of applications and the integrity and security of critical data. During 2010, we implemented data synchronization architecture across our multi-regional data centers to enhance the availability of our core processing systems, communication networks, and databases. We also expanded our intrusion prevention monitoring, anti-malware capability, email resilience, and security of mobile devices, applications, and data to meet the demands of a more versatile and dispersed workforce.

Our use of third party vendors exposes us to a number of increased operational risks, including the risk of security breaches, fraud, non-compliance with laws and regulations or internal guidelines and inadequate service. We manage material third party vendor risk, by, among other things, performing a thorough risk assessment on potential large vendors, reviewing a vendor’s financial stability, ability to provide ongoing service, business continuity planning and its scalability (up or down). In 2010, we introduced the AXIS Global Outsourcing Policy to help ensure the consistent management of outsourcing arrangements across the Group.

Liquidity Risk

Liquidity risk is the risk that the Group does not have sufficient liquid financial resources to meet its obligations when they fall due, or would have to incur excessive costs to do so. Our policy is to maintain adequate liquidity and contingent liquidity to meet our liquidity needs under both normal and stressed conditions. To achieve this, we assess, monitor and manage our liquidity needs on an ongoing basis.

We maintain sufficient cash and cash equivalents to meet expected outflows. In addition, we maintain internal liquidity sources that cover the Group’s potential liquidity needs, including under stressed conditions. The Group takes into account the amount, permanence of availability and speed of accessibility of the sources. We centrally maintain committed borrowing facilities, as well as access to diverse funding sources to cover contingencies. Funding sources include asset sales, external debt issuances and lines of credit.

As part of our liquidity risk management, we also place limits on the maximum percentage of cash and investments which may be in a restricted form as well as limits on the percentage of our investment portfolio that is not readily realizable.

For further information on our management of liquidity, refer to the ‘Liquidity and Capital Resources’ section of Item 7.

Capital Management

Our economic capital model plays a significant role in solvency management and capital allocation. Our aim is to ensure that the AXIS Group is adequately capitalized at all times, even following significant adverse events, and that all operating entities meet their respective capital requirements. In addition, we employ a number of value-based metrics to support business decision making which explicitly recognizes risk capital and the cost of capital.

In managing our capital position, we also consider additional external requirements of regulators and rating agencies. While capital requirements imposed by regulators constitute a binding constraint, meeting rating agencies’ capital requirements forms a strategic business objective for us. Regulators and rating agencies impose minimum capital rules on the level of both the AXIS Group’s operating entities and on the AXIS Group as a whole.

Ensuring that our capital is sufficient to take advantage of market opportunities even in stressed market conditions is of key importance. One of our overarching objectives therefore is to ensure that we maintain “opportunistic” capital in excess of the greater of our Regulatory Capital, Aspiration Rating Agency Capital and Economic Capital requirements. The optimum level of opportunistic capital depends on a number of factors, including management’s view of the risks and opportunities arising from our business operations. Our capital and solvency position is monitored and reported on a regular basis.

We have a set of measures and tools available to us to manage capital within our defined constraints and tolerances. Such measures are used as and when required and include cash dividends, share buy-backs, issuances of shares or debt and purchase of reinsurance.

Economic capital adequacy

We use our proprietary economic capital model to determine a base economic capital requirement that captures the potential for severe, but rare, aggregate losses over a one-year time horizon. Although our economic capital requirement is based on extreme events, it can also be applied towards managing the risks resulting from reasonably possible smaller adverse events that could occur in the near-term, because the results allow us to analyze our exposure to each source of risk both separately and in aggregate. Our economic capital model is regularly updated to reflect changes in our business and the external environment.

Regulatory capital adequacy

In each country in which the Group operates, the local regulator specifies the minimum amount and type of capital that each of the regulated entities must hold in addition to their liabilities. The Group targets to hold, in addition to the minimum capital required to comply with the solvency requirements, an adequate buffer to ensure that each of its regulated subsidiaries meets the local capital requirements. Refer to Note 18 of the Consolidated Financial Statements, under Item 8 for further information.

Rating agency capital adequacy

Rating agencies apply their own models to evaluate the relationship between the required risk capital for a company or Group and its available capital resources. We maintain a continuous dialogue with rating agencies regarding the assessment of our capital adequacy. The financial strength ratings of the Group’s main operating entities are an important element of our competitive position. For further information on our financial strength refer to the ‘Liquidity and Capital Resources’ section in Item 7 of this report.

REGULATION

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. In addition, many jurisdictions are currently evaluating changes to their regulation and AXIS is monitoring these potential developments. To the extent AXIS is aware of impending changes in regulation, we designate project teams to prepare the organization to comply on a timely basis with such anticipated changes. The following describes the current material regulations under which the Company operates.

Bermuda

As a holding company, AXIS Capital is not subject to Bermuda insurance regulations. Our operating subsidiary in Bermuda, AXIS Specialty Bermuda, is subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”). The Insurance Act provides that no person may carry on any insurance or reinsurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (“BMA”) under the Insurance Act. The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the Annual Statutory Financial Return with the BMA.

In July 2008, the Insurance Amendment Act 2008 (the “Amendment Act”) was passed. Pursuant to the Amendment Act, a number of changes to the regulation of insurance business under the Insurance Act were implemented. The Amendment Act makes provision for the BMA to prescribe prudential standards in relation to enhanced capital requirements and capital and solvency returns that must be complied with by insurers and reinsurers. Insurers or reinsurers may adopt the Bermuda Solvency Capital Requirement (“BSCR”) or may seek approval from the BMA to utilize an internal model. The new requirements became effective for Class 4 companies, such as AXIS Specialty Bermuda, beginning with fiscal years ending on or after December 31, 2008.

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

Although the insurance industry generally is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) was signed into law. Certain sections of that act pertain to the regulation and business of insurance. Specifically, the Federal Insurance Office was created (“FIO”). Initially the FIO will have limited authority and mainly collect information and report on the business of insurance to Congress. In addition, Dodd-Frank contained the Nonadmitted and Reinsurance Reform Act of 2010 (“NRRA”). NRRA attempts to coordinate the payment of surplus lines taxes, simplify the granting of alien insurers to become surplus lines authorized and coordinates the credit for certain reinsurance. Various sections of Dodd-Frank become effective over time and regulations have yet to be drafted for certain provisions. AXIS does not anticipate that Dodd-Frank will have any material effect on its operations or finances this year, but AXIS will continue to monitor its implementation.

Operations of AXIS Specialty Bermuda, AXIS Re Ltd., AXIS Re Europe, AXIS Specialty Europe, AXIS Specialty London and AXIS Specialty Australia

The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by insurers and reinsurers that are not admitted to do business within such jurisdictions, or conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in 48 of the United States and the District of Columbia and Puerto Rico. AXIS Specialty Bermuda and AXIS Re Ltd. (including its branch AXIS Re Europe) are not licensed or eligible to write business in the United States. AXIS Specialty Bermuda, AXIS Specialty Europe and AXIS Re Ltd. do not maintain offices, solicit, advertise, underwrite, settle claims or conduct any insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized.

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

Our European legal entities will be subject to Solvency II regulation when the directive is implemented in Ireland in 2013. Solvency II is a risk based capital regime that consolidates and modernizes European insurance and reinsurance regulation and supervision. Under Solvency II, European insurers and reinsurers will calculate capital in accordance with a new standard formula or approved internal model, implement a risk management framework and governance measures and fulfill enhanced disclosure requirements.

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

Ireland

AXIS Specialty Europe

AXIS Specialty Europe is a non-life insurance limited liability company incorporated under the laws of Ireland and is authorized and regulated by the Central Bank of Ireland (“CBI”) pursuant to the Insurance Acts 1909 to 2000, as amended, statutory instruments and the Central Bank Acts 1942 – 2010, as well as regulations relating to general insurance. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes of business.

Ireland is a member of the European Economic Area, (“EEA”), which comprises each of the countries of the European Union, (“EU”), and Iceland, Lichtenstein and Norway. Ireland transposed the EU’s Third Non-Life Insurance Directive into Irish law. This directive introduced a single system for the authorization and financial supervision of non-life insurance companies by their home state. Under this system, AXIS Specialty Europe is permitted to provide insurance services to clients located in any other EEA member state (“Freedom of Services”), provided it has notified the CBI and subject to compliance with any “general good” as may be established by other EEA member state regulator. AXIS Specialty Europe has notified the CBI of its intention to provide insurance services from Ireland and the United Kingdom on a Freedom of Services basis in all 29 EEA countries.

The Third Non-Life Directive also permits AXIS Specialty Europe to carry on insurance business in any other EEA member state under the principal of “Freedom of Establishment.” In May 2003, AXIS Specialty Europe established a UK branch known as AXIS Specialty London. CBI remains responsible for the prudential supervision of the UK branch, however, AXIS Specialty London must also comply with the “general good” requirements of the Financial Services Authority of the United Kingdom.

In July 2008, AXIS Specialty Europe established AXIS Specialty Australia, a branch office in Australia to transact general insurance business. The CBI continues to be the responsible supervisory authority, however, the Australia Prudential Regulation Authority is also responsible for prudential supervision of the branch. AXIS Specialty Europe is also registered with the Australia Securities Investment Commission in accordance with Australia’s Corporations Act 2001, as amended.

AXIS Re Ltd.

AXIS Re Ltd. is a reinsurance limited liability company incorporated under the laws of Ireland. AXIS Re Ltd. is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the European Communities (Reinsurance) Regulations 2006 (the “Regulations”). The Regulations, as amended, provide a comprehensive framework for the authorization and supervision of reinsurers in Ireland.

The EU Reinsurance Directive provides that the authorization and supervision of European reinsurers is the responsibility of the EU member where the head office of the relevant reinsurer is located. Once authorized in its home state, a reinsurer is automatically entitled to conduct reinsurance business in all EEA member states under the principles of Freedom of Establishment and Freedom of Services, similar to the system that applies to EU based insurers. The Reinsurance Directive provides that the financial and prudential supervision of a reinsurer, including that of the business it carries on in other countries, either through branches or Freedom of Services, is the sole responsibility of the home state. Significant reinsurance regulation includes the CBI’s Corporate Governance for Reinsurance Undertakings guidance, Fit and Proper requirements and Investment Policy guidance.

In September 2003, AXIS Re Ltd. established a branch in Zurich, Switzerland, known as AXIS Re Europe. The Swiss Financial Regulator does not impose additional regulation upon a branch of an authorized reinsurer.

During 2009, AXIS Re Ltd. obtained regulatory permissions to reinsure companies in Argentina, Brazil, Chile, Columbia, Dominican Republic, Ecuador, Guatemala and Mexico.

AXIS Specialty Holdings Ireland Ltd.

AXIS Specialty Holdings Ireland Ltd. is the holding company for AXIS Specialty Europe Ltd and AXIS Re Ltd. As a holding company of EU regulated insurance and reinsurance companies, AXIS Specialty Holdings Ireland Ltd. is subject to the CBI’s Fit and Proper and solvency requirements.

AXIS Specialty Global Holdings Limited

AXIS Specialty Global Holdings Limited is an intermediate holding company for the AXIS U.S. insurance and reinsurance companies. It is not subject to insurance regulation.

United Kingdom

Under the law of England and Wales, a company may only transact insurance and/or reinsurance business in the United Kingdom upon authorization. AXIS Specialty Bermuda and the U.S. insurance and reinsurance subsidiaries are not authorized to transact insurance and/or reinsurance business in the United Kingdom. AXIS Re Ltd. is authorized to conduct business in the United Kingdom pursuant to the reinsurance directive, and AXIS Specialty Europe is authorized to conduct business in the U.K. on a freedom of services basis pursuant to the 3rd non-life directive and on a freedom of establishment basis through its branch, AXIS Specialty London.

Switzerland

AXIS Re Ltd. conducts reinsurance business from its branch in Zurich, Switzerland, subject to the supervision of the CBI. AXIS Specialty Europe, AXIS Specialty Bermuda and the U.S. insurance and reinsurance subsidiaries are not authorized to conduct insurance or reinsurance business in Switzerland.

Singapore

AXIS Specialty Bermuda conducts insurance and reinsurance business from its branch in Singapore, subject to the supervision of the BMA and Monetary Authority of Singapore. AXIS Specialty Europe, AXIS Re Ltd., and the U.S. insurance and reinsurance subsidiaries are not authorized to conduct insurance or reinsurance business in Singapore.

Canada

AXIS Reinsurance Company conducts insurance and reinsurance business from its branch in Canada, subject to the supervision of the New York Department of Insurance and the OSFI Canada. AXIS Specialty Europe, AXIS Re Ltd., AXIS Specialty Bermuda and the U.S. other insurance subsidiaries are not otherwise authorized to conduct insurance or reinsurance business in Canada.

Australia

AXIS Specialty Europe conducts insurance business from its branch in Australia, subject to the supervision of the CBI and the Australian Prudential Regulatory Authority. AXIS Specialty Bermuda, AXIS Re Ltd. and the U.S. insurance and reinsurance subsidiaries are not authorized to conduct insurance or reinsurance business in Australia.

Other Countries

The AXIS insurance and reinsurance companies also insure and reinsure risks in many countries in accordance with regulatory permissions and exemptions available to non-admitted insurers and reinsurers.

EMPLOYEES

As of February 8, 2011 we had approximately 1,000 employees. We believe that our employee relations are excellent. None of our employees are subject to a collective bargaining agreement.

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

We have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophe events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, explosions, severe winter weather, fires, and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

Increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Also, changes in global climate conditions may further increase the frequency and severity of catastrophe activity and losses in the future. As examples of the impact of catastrophe events, in 2010 we recognized net losses and loss expenses of $256 million as a result of the Chilean and New Zealand earthquakes and in 2008 we recognized $408 million of losses and loss expenses in relation to Hurricanes Ike and Gustav. These events materially reduced our net income for those years. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophe events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophe events could have a material adverse effect on our results of operations or financial condition.

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

Our fixed maturities, which represent 91% of our total investments at December 31, 2010, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, resulting in a lower book value. Conversely, a declining interest rate environment, such as that noted in recent periods, can result in reductions in our investment yield as new funds and proceeds from maturing fixed maturity securities are invested at lower rates. This reduces our overall profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. Our fixed maturities may also be adversely impacted by fluctuations in credit spreads. A credit spread is the difference between the yield on the fixed maturity security of a particular borrower (or a class of borrowers with a specified credit rating) and the yield of a fixed maturity U.S. Treasury security of similar maturity. Accordingly, as credit spreads widen, the fair value of a non-U.S. Treasury fixed maturity security will underperform a U.S. Treasury security of similar maturity.

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

In recent years, worldwide financial markets experienced unprecedented volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events resulted in extraordinary responses by governments worldwide, including the enactment of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act in 2009 in the U.S. This market turmoil affected (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Although there have been some indicators of stabilization in the financial markets during 2010, there continues to be significant uncertainty regarding the timeline for a full global economic recovery. As such, evolving market conditions may continue to affect our results of operations, financial position and capital resources. In the event that there is further deterioration or volatility in financial markets or general economic conditions, it could result in a prolonged economic downturn or recession and our results of operations, financial position and/or liquidity, and competitive landscape could be materially and adversely affected.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition, results of operations and/or liquidity.

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

While we believe that our loss reserves at December 31, 2010 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses being significantly greater or less than the reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2010 as well as claims expected to arise from the unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.

The inherent potential volatility in a loss reserve estimate is particularly pronounced for a company like ours that has a limited operating history and, therefore, places reliance on industry benchmarks. When establishing our single point best estimate of loss reserves at December 31, 2010, our management applied informed judgment to consider many qualitative factors that may not have been fully captured in actuarial estimates. Such factors included, but were not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information due to our relatively short operating history.

Changes to our previous estimate of prior year loss reserves can adversely impact the reported calendar year underwriting results if reserves prove to be deficient or favorably impact our reported results if reserves prove to be redundant. If our net income is insufficient to absorb a required increase in our loss reserves, we would incur an operating loss and could incur a reduction of our capital.

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

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. We generally limit the program size for each client on our insurance business and purchase reinsurance for many of our lines of business. In the case of proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. In addition, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks may not be enforceable in the manner we intend. We cannot be sure that any of these loss limitation methods will be effective and mitigate our loss exposure. As a result of these risks, one or more catastrophe or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations or financial condition.

We utilize models to estimate our exposures to catastrophe events but there may be substantial differences between the model estimates and our actual experience.

Catastrophe modeling utilizes a mix of historical data, scientific theory and mathematical methods. We believe that there is considerable uncertainty in the data and parameter inputs for the insurance industry catastrophe models. In that regard, there is no universal standard in the preparation of insured data for use in the models and the running of modeling software. In our view, the accuracy of the models depends heavily on the availability of detailed insured loss data from actual recent large catastrophes. Due to the limited number of events, there is significant potential for substantial differences between the modeled loss estimate and actual company experience for a single large catastrophe event. This potential difference could be even greater for perils with less modeled annual frequency, such as U.S. earthquake, or less modeled annual severity, such as European windstorm. We are also reliant upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between our loss and that of the industry following a catastrophe event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protection we purchase is exhausted or otherwise unavailable.

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

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as processing policies and paying claims. A shutdown of, or inability to access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Computer viruses, hackers and other external hazards including catastrophe events could expose our data systems to security breaches. These risks could expose us to data loss and damages. As a result, our ability to conduct our business might be adversely affected.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings. If we are unable to do so, it may curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Our inability to obtain the necessary credit could affect our ability to offer reinsurance in certain markets.

Neither AXIS Specialty Bermuda nor AXIS Re Ltd. is licensed or admitted as an insurer or reinsurer in any jurisdiction other than Bermuda, Ireland and Singapore. Because the U.S. and some other jurisdictions do not permit insurance companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security mechanisms are in place, our reinsurance clients in these jurisdictions typically require AXIS Specialty Bermuda and AXIS Re Ltd. to provide letters of credit or other collateral. Our credit facilities are used to post letters of credit. However, if our credit facilities are not sufficient or if we are unable to renew our credit facilities or arrange for other types of security on commercially affordable terms, AXIS Specialty Bermuda and AXIS Re Ltd. could be limited in their ability to write business for some of our clients.

A downgrade in our financial strength or credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.

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

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers and derive a significant portion of our business from a limited number of brokers. MMC (Marsh & McLennan Companies, Inc.), including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation and Willis Group Holdings Ltd., provided a total of 62% of our gross premiums written during 2010. Our relationships with these brokers are based on the quality of our underwriting and claim services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other insurers/reinsurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us and these brokers may favor their own insurers/reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

Developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other relevant financial statement line items. In particular, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) have been working jointly on an insurance contract project, resulting in the issuance of an Exposure Draft by the IASB in June 2010 and a Discussion Paper by the FASB in September 2010. The proposed guidance on accounting for and reporting of insurance contracts by these two Boards would result in a material change from the current insurance accounting models toward more fair value-based models. Additionally, each Board recently issued Exposure Drafts for the accounting for and reporting of financial instruments, which may lead to further recognition of fair value changes through net income. These two proposals could introduce significant volatility in the earnings of insurance industry participants. There is considerable uncertainty with respect to the final outcome of these two proposed standards.

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

Competition in the insurance industry could reduce our growth and profitability.

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

Our insurance and reinsurance subsidiaries conduct business globally. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting regulations. These laws and regulations also sometimes restrict payments of dividends and reductions of capital. These statutes, regulations and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from these statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies could have an adverse effect on our business.

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

In addition, although the U.S. federal government has not historically regulated insurance, there have been proposals from time to time, and especially after the recent global financial crisis, to impose federal regulation on the insurance industry. On July 21, 2010, the President of the U.S. signed Dodd-Frank. Among other things, Dodd-Frank establishes a Federal Insurance Office within the U.S. Treasury. This Federal Insurance Office initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, Dodd-Frank gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as ‘systemically important’. While we do not believe that we are systemically important, as defined in Dodd-Frank, Dodd-Frank or additional federal regulation that is adopted in the future could impose significant burdens on us, impact the ways in which we conduct our business, increase compliance costs, duplicate state regulation and/or could result in a competitive disadvantage.

In addition, the European Parliament has adopted a new directive referred to as “Solvency II”, which will be effective January 1, 2013. Solvency II will replace the existing E.U. insurance and reinsurance legislation and has three pillars: (i) a risk based capital assessment, including the approval of internal capital models, (ii) a principles-based risk governance framework, and (iii) external regulatory disclosure obligations. Our European subsidiaries AXIS Specialty Europe and AXIS Re Ltd. are working towards becoming Solvency II compliant. The E.U. will also be assessing Bermuda for “equivalence” under the Solvency II directive and Bermuda has embarked on legislative changes over its regulation of insurers and reinsurers, with a view to meeting the equivalency requirements. AXIS Specialty Limited is likewise working towards meeting the new requirements of the Bermuda

Monetary Authority. Many of the detailed requirements are still being developed and tested by the E.U. The final implementation of this directive may require us to incur considerable expense to comply with its requirements and the adoption of new capital modeling rules could impact the levels of capital required to operate our Bermuda and European subsidiaries. Solvency II could also increase our compliance costs and impact the way in which we conduct our business and govern our subsidiaries.

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

In addition, the Insurance Acts and Regulations in Ireland require that anyone acquiring or disposing of a direct or indirect holding in an Irish authorized insurance company (such as AXIS Specialty Europe) that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company, or anyone who proposes to decrease or increase that holding to specified levels, must first notify the CBI of their intention to do so. They also require any Irish authorized insurance company that becomes aware of any acquisitions or disposals of its capital involving the specified levels to notify the CBI. The specified levels are 20%, 33% and 50% or such other level of ownership that results in the company becoming the acquiror’s subsidiary within the meaning of article 20 of the European Communities (non-Life Insurance) Framework Regulations 1994.

The CBI has three months from the date of submission of a notification within which to oppose the proposed transaction if the CBI is not satisfied as to the suitability of the acquiror in view of the necessity “to ensure prudent and sound management of the insurance undertaking concerned.” Any person owning 10% or more of the capital or voting rights or an amount that makes it possible to exercise a significant influence over the management of AXIS Capital would be considered to have a “qualifying holding” in AXIS Specialty Europe.

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

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given each of AXIS Capital and AXIS Specialty Bermuda an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to AXIS Capital, AXIS Specialty Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. The Bermuda Minister of Finance announced in November 2010 that the assurance will be extended to 2035 but the required legislation for this has not yet been brought before the Bermuda legislature.

Our non-U.S. companies may be subject to U.S. tax that may have a material adverse effect on our results of operations.

AXIS Capital and AXIS Specialty Bermuda are Bermuda companies, AXIS Specialty Holdings Ireland Limited (“AXIS Ireland Holdings”), AXIS Re Ltd., AXIS Specialty Europe, and AXIS Specialty Global Holdings Limited are Irish companies and AXIS Specialty U.K. Holdings Limited (“AXIS U.K. Holdings”) is a U.K. company, and Sirius Australia Pty Limited and Dexta Corporation Pty Limited are Australian Companies. We intend to manage our business so that each of these companies will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that any of AXIS Capital or its non-U.S. subsidiaries is/are engaged in a trade or business in the United States. If AXIS Capital or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business. If this were to be the case, our results of operations could be materially adversely affected.

Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

We intend to operate in such a manner so that none of our companies, other than AXIS U.K. Holdings, should be resident in the United Kingdom for tax purposes and that none of our companies, other than AXIS Specialty Europe, should have a permanent establishment in the United Kingdom. Accordingly, we expect that none of our companies other than, AXIS U.K. Holdings and AXIS Specialty Europe should be subject to U.K. tax. Nevertheless, because neither case law nor U.K. statutes conclusively define the activities that constitute trading in the United Kingdom through a permanent establishment, the U.K. Inland Revenue might contend successfully that any of our companies, in addition to AXIS U.K. Holdings and AXIS Specialty Europe, is/are trading in the United Kingdom through a permanent establishment in the United Kingdom and therefore subject to U.K. tax.

In addition, there are circumstances in which companies that are neither resident in the United Kingdom, nor entitled to the protection afforded by a double tax treaty between the United Kingdom and the jurisdiction in which they are resident, may be exposed to income tax in the United Kingdom (other than by deduction or withholding) on the profits of a trade carried on there even if that trade is not carried on through a permanent establishment. We intend to operate in such a manner that none of our companies will fall within the charge to United Kingdom income tax in this respect.

If any of our companies, other than AXIS U.K. Holdings, were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of our companies other than AXIS U.K. Holdings, and AXIS Specialty Europe were to be treated as carrying on a trade in the United Kingdom, whether or not through a permanent establishment, our results of operations could be materially adversely affected.

Our U.K. operations may be affected by future changes in U.K. tax law.

AXIS U.K. Holdings should be treated as resident in the United Kingdom (by virtue of its being incorporated and managed there) and accordingly be subject to U.K. tax in respect of its worldwide income and gains. AXIS Specialty Europe is subject to U.K. corporation tax as a result of its having a permanent establishment in the United Kingdom, however the charge to U.K corporation tax is limited to profits (including revenue profits and capital gains) attributable directly or indirectly to such permanent establishment. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of these companies.

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

Trading income derived from the insurance and reinsurance businesses carried on in Ireland by AXIS Specialty Europe and AXIS Re Ltd. is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various EU member states have, from time to time, called for harmonization of the corporate tax base within the EU. Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates or tax base in the EU. The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax. If, however, tax laws in Ireland change so as to increase the general corporation tax rate in Ireland, our results of operations could be materially adversely affected.

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

We have no outstanding, unresolved comments from the SEC staff at December 31, 2010.

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

Except as noted below, we are not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations. In our opinion, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our common shares are listed on the New York Stock Exchange under the symbol “AXS”. The following table provides the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2010			2009
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$32.29	$27.22	$0.21	$30.55	$17.32	$0.20
2nd Quarter	$32.47	$28.65	$0.21	$27.43	$22.02	$0.20
3rd Quarter	$33.35	$29.20	$0.21	$30.94	$25.06	$0.20
4th Quarter	$37.15	$32.58	$0.23	$31.73	$27.76	$0.21

On February 14, 2011, the number of holders of record of our common shares was 52. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

While we expect to continue paying cash dividends in the foreseeable future, the declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions, including those set forth in our credit facilities. See Item 7 ‘Liquidity and Capital Resources’ for further information.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding the number of common shares we repurchased in the quarter ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
October 1-31, 2010	6,476	$32.51	-	$870.4 million
November 1-30, 2010	6,101,447	$35.36	6,100,707	$654.6 million
December 1-31, 2010	1,671,653	$36.62	1,671,550	$593.4 million
Total	7,779,576		7,772,257	$593.4 million
(a)	Share repurchases relating to tax withholdings upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On December 10, 2009, our Board of Directors approved a share repurchase plan with the authorization to repurchase up to $500 million of our common shares until December 31, 2011. In addition to this plan, on September 24, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $750 million of our common shares until December 31, 2012. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial information for the last five years. This data should also be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented under Item 8 and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7.

	As Of and For The Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$3,750,536	$3,587,295	$3,390,388	$3,590,090	$3,609,036
Net premiums earned	2,947,410	2,791,764	2,687,181	2,734,410	2,694,270
Net investment income	406,892	464,478	247,237	482,873	407,100
Net realized investment gains (losses)	195,098	(311,584)	(85,267)	5,230	(25,702)
Net losses and loss expenses	1,677,132	1,423,872	1,712,766	1,370,260	1,425,855
Acquisition costs	488,712	420,495	366,509	384,497	386,959
General and administrative expenses	449,885	370,157	335,758	303,831	268,396
Interest expense and financing costs	55,876	32,031	31,673	51,153	32,954
Preferred share dividends	36,875	36,875	36,875	36,775	37,295
Net income available to common shareholders(1)	$819,848	$461,011	$350,501	$1,055,243	$925,765

Per Common Share Data:
Basic earnings per common share	$6.74	$3.36	$2.50	$7.15	$6.18
Diluted earnings per common share	$6.02	$3.07	$2.26	$6.41	$5.63
Cash dividends per common share	$0.86	$0.81	$0.755	$0.68	$0.615
Basic weighted average common shares outstanding	121,728	137,279	140,322	147,524	149,745
Diluted weighted average common shares outstanding	136,199	150,371	155,320	164,515	164,394

Operating Ratios:(2)
Net loss and loss expense ratio	56.9%	51.0%	63.7%	50.1%	52.9%
Acquisition cost ratio	16.6%	15.1%	13.6%	14.1%	14.4%
General and administrative expense ratio	15.2%	13.2%	12.5%	11.1%	10.0%

Combined ratio	88.7%	79.3%	89.8%	75.3%	77.3%

Selected Balance Sheet Data:
Investments	$11,524,166	$10,622,104	$8,611,898	$8,977,653	$7,663,387
Cash and cash equivalents	1,045,355	864,054	1,820,673	1,332,921	1,989,287
Reinsurance recoverable balances	1,577,547	1,424,172	1,378,630	1,356,893	1,359,154
Total assets	16,445,731	15,306,524	14,282,834	14,675,309	13,665,287
Reserve for losses and loss expenses	7,032,375	6,564,133	6,244,783	5,587,311	5,015,113
Unearned premium	2,333,676	2,209,397	2,162,401	2,146,087	2,015,556
Senior notes	994,110	499,476	499,368	499,261	499,144
Total shareholders’ equity	5,624,970	5,500,244	4,461,041	5,158,622	4,412,647
Book value per common share(3)	$45.60	$37.84	$29.08	$32.69	$26.09
Diluted book value per common share(3)	$39.37	$33.65	$25.79	$28.79	$23.45
Common shares outstanding	112,393	132,140	136,212	142,520	149,982
Common shares outstanding - diluted	130,189	148,596	153,588	161,804	166,884

(1)	Effective April 1, 2009, we adopted new Financial Accounting Standards Board guidance for the recognition and presentation of other-than-temporary impairments for fixed maturities. Refer to Item 8, Note 2 to the Consolidated Financial Statements for further details.
(2)	Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.
(3)	Book value per common share and diluted book value per common share are based on total common shareholders’ equity divided by common shares and diluted common share equivalents outstanding, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2010, 2009 and 2008 and our financial condition at December 31, 2010 and 2009. This should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

2010 FINANCIAL HIGHLIGHTS

2010 Consolidated Results of Operations

•	Net income available to common shareholders of $820 million, or $6.74 per share basic and $6.02 diluted

•	Operating income of $627 million, or $4.60 per share diluted(1)

•	Gross premiums written of $3.8 billion

•	Net premiums written of $3.1 billion

•	Net premiums earned of $2.9 billion

•	Net favorable prior year reserve development of $313 million, pre-tax

•	Estimated pre-tax net losses of $118 and $138 million for the Chilean and New Zealand earthquakes, respectively

•	Underwriting income of $409 million and combined ratio of 88.7%

•	Net investment income of $407 million

•	Net realized investment gains of $195 million

2010 Consolidated Financial Condition

•	Total cash and investments of $12.6 billion; fixed maturities, cash and short-term securities comprise 93% of total cash and investments and have an average credit rating of AA

•	Total assets of $16.4 billion

•	Reserve for losses and loss expenses of $7.0 billion and reinsurance recoverable of $1.6 billion

•	Total debt of $994 million and a debt to total capitalization ratio of 15.0%

•	Common shareholders’ equity of $5.1 billion; diluted book value per common share of $39.37

•	Repurchased 21.8 million common shares under the repurchase plan authorized by our Board of Directors for total cost of $699 million; remaining authorization of $593 million at December 31, 2010

•

Strong liquidity, with 71% or $8.9 billion of our cash and investment portfolio invested in investment-grade, intermediate maturity fixed income holdings (excluding restricted investments) and cash expected to be available within one to three business days

(1)	Operating income is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada and Australia. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re. Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. Our execution on this strategy in 2010 included:

•	restructuring certain of our ceded reinsurance programs;

•	taking advantage of select opportunities for premium growth; and

•	the launch of our Global Accident & Health operations, focused on specialty accident products rather than traditional medical coverages.

In addition, during 2010 we:

•	locked in $500 million of capital for 10 years at 5.875% via issuance of senior notes in March;

•

obtained authorization from our Board of Directors for a new $750 million common share repurchase program, providing us with further capital management capabilities, and repurchased 21.8 million common shares for $699 million; and

•	replaced our existing credit facility with a new credit facility and a new secured letter of credit facility.

Results of Operations

Year ended December 31,	2010	% Change	2009	% Change	2008

Underwriting income:
Insurance	$210,039	149%	$84,185	(55%)	$187,257
Reinsurance	199,164	(55%)	440,450	269%	119,411
Net investment income	406,892	(12%)	464,478	88%	247,237
Net realized investment gains (losses)	195,098	nm	(311,584)	265%	(85,267)
Other revenues and expenses	(154,470)	(14%)	(179,643)	121%	(81,262)

Net income	856,723	72%	497,886	29%	387,376
Preferred share dividends	(36,875)	-	(36,875)	-	(36,875)

Net income available to common shareholders	$819,848	78%	$461,011	32%	$350,501

Operating income	$626,724	(18%)	$766,241	76%	$435,962

nm - not meaningful

Underwriting Results

2010 versus 2009: Total underwriting income was $409 million for 2010, a decrease of 22%.

Underwriting results in our insurance segment benefited from a substantially reduced level of claim activity in our credit and political risk lines, as well as the continued consideration of our own loss experience in establishing our current accident year loss ratios, most notably for professional lines. Reduced ceded reinsurance costs due to the restructuring of certain programs on renewal in the second quarter of 2010 increased net premiums earned. These factors were partially offset by a $93 million reduction in net favorable prior period reserve development and increases in acquisition costs and general and administrative expenses. In addition, the segment’s 2010 underwriting results were not impacted by our indemnity contract exposed to longevity risk. During 2009, we recognized net losses of $133 million in relation to this contract, which was cancelled during the fourth quarter of that year.

The reduction in underwriting income for our reinsurance segment was primarily the result of $246 million net losses incurred (net of related reinstatement premiums) as a result of the Chilean and New Zealand earthquakes in February and September 2010, respectively. In addition, we recognized net losses for a number of other notable 2010 weather-related events, including the first quarter Australian storms and European Windstorm Xynthia, numerous U.S. storms throughout the year, and the fourth quarter Australian floods. In contrast, catastrophe activity was notably less significant in 2009. Partially offsetting this increase in natural catastrophe losses was a lower level of claims activity in our trade credit and bond line of business in 2010.

2009 versus 2008: Total underwriting income increased $218 million, or 71%, compared to 2008. Overall, the increase was driven by lower catastrophe losses. In particular, the North Atlantic hurricane season was benign in 2009 compared to 2008, which included net losses incurred of $384 million, net of related earned reinstatement premiums, on Hurricanes Ike and Gustav. Approximately three-quarters of these hurricane losses were incurred within our reinsurance segment.

In our insurance segment, the lower level of catastrophe losses in 2009 was more than offset by the previously mentioned losses on our indemnity contract exposed to longevity risk and higher current accident year loss activity on the credit and political risk lines. In addition to the lower level of catastrophe losses in 2009, underwriting income in our reinsurance segment increased due to an additional $38 million of net favorable prior period reserve development; however, these factors were partially offset by increased current accident year loss activity on trade credit and bond reinsurance business in 2009.

Net Investment Income

2010 versus 2009: The $58 million decrease in 2010 primarily resulted from lower reinvestment yields on our fixed maturity portfolio. Our alternative investment portfolio (“other investments”) also contributed to the decrease; although these investments performed well in both years, our hedge funds and credit funds generated higher returns in 2009.

2009 versus 2008: The $217 million increase in 2009 was primarily due to improved market conditions for our other investments, which was partially offset by lower reinvestment yields on our fixed maturities, cash and short-term investments.

Net Realized Investment Gains (Losses)

Unprecedented volatility and turmoil in the global financial markets during 2008 and 2009 led to impairment charges on our available-for-sale investments of $78 million and $337 million, respectively. The 2009 amount included a $263 million OTTI charge on a portfolio of medium-term notes (“MTNs”), where we no longer expected to fully recover amortized costs based on updated cash flow projections. The significant recovery in global financial markets since March 2009 resulted in notably improved valuations for fixed maturities and equities, a portion of which we realized in 2010.

Other Revenues and Expenses

The movements in other revenues and expenses were primarily due to foreign exchange rate movements. We recognized $16 million and $44 million in foreign exchange gains in 2010 and 2008, respectively, primarily due to the remeasurement of net liabilities denominated in the Euro, following its depreciation against the U.S. Dollar. In 2009, the U.S. Dollar equivalent of our net liability balances denominated in foreign currencies increased due to a weakening U.S. Dollar and we recognized foreign exchange losses of $29 million. An increase in interest expense following our March 2010 senior note issuance also contributed to the higher expense levels for 2010.

Outlook

Looking forward to 2011, we expect to see a continuation of challenging rate conditions in the insurance marketplace. As a result, gross premiums written are expected to be flat to modestly up. We expect any growth to be driven by our newer product lines and geographies, including AXIS Global Accident & Health. With respect to our reinsurance segment and based on our experience at the significant January 1 renewal date, we expect rates to be flat to marginally down. We continue to monitor market rates and conditions and may adjust our business mix based on opportunities we see.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Year ended and at December 31,	2010	2009	2008

ROACE(1)	16.2%	10.3%	8.1%
Operating ROACE(2)	12.4%	17.1%	10.1%
DBV per common share(3)	$39.37	$33.65	$25.79
Cash dividends declared per common share	$0.860	$0.810	$0.755

(1)	Return on average common equity (“ROACE”) is calculated by dividing net income available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.
(2)	Operating ROACE is calculated by dividing operating income for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Operating ROACE is a non-GAAP financial measure, as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for additional information and a reconciliation to the nearest GAAP financial measure (ROACE).
(3)	Diluted book value (“DBV”) represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method.

Return on equity

Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we expect the returns will meet or exceed our requirements. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any year may make it difficult to achieve a profitability target in any specific period and, therefore, established a ROACE target of at least 15% over the full underwriting cycle. Our average annual ROACE since inception is approximately 16%, in-line with this long-term goal.

2010 versus 2009: Our 2010 operating income was adversely impacted by the higher level of catastrophe activity relative to 2009, a reduction in the net favorable prior period development recognized and continued reinvestment yield reductions on our fixed maturities portfolio. However, this was partially offset by the comparative absence of charges related to our indemnity contract exposed to longevity risk following the cancellation of that contract in 2009. Our average common equity increased 13%, also contributing to the reduction in the return. The increase in average common equity was driven by a global recovery in financial markets and our net income available to common shareholders; these increases were partially offset by more significant common share repurchases.

In addition to the changes noted for operating ROACE above, ROACE also includes net realized gains and losses (including OTTI charges). As a result, our 2010 return improved relative to 2009 primarily due to the substantial reduction in OTTI charges.

2009 versus 2008: Our 2009 operating ROACE improved relative to 2008 as a result of minimal catastrophe activity; 2008 results were adversely impacted by losses incurred in relation to Hurricanes Ike and Gustav. In addition, strong performance from our investments in hedge and credit funds in 2009 also contributed to the increase. Partially offsetting these improvements were a $92 million increase in net losses related to our indemnity contract exposed to longevity risk and lower reinvestment yields on our fixed maturities portfolio.

The higher ROACE in 2009 was driven by the factors noted above for operating ROACE. However, the increase was partially offset by the previously discussed increase in OTTI charges.

Diluted book value per common share

We consider DBV per common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into growth in our stock price. Our DBV per common share increased 17% in 2010. Factors contributing to this increase include: (1) net income available to common shareholders of $820 million, (2) an overall improvement in valuations for our available-for-sale securities, as global financial markets continued to improve and (3) the execution of common share repurchases at a discount to book value. The increase in 2009 was primarily driven by the net increase in the fair value of our investment portfolio due to financial market improvements and our net income available to common shareholders of $461 million.

Cash dividends per common share

We believe in returning excess capital to our shareholders by way of dividends (as well as stock repurchases) and, accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our strong earnings in recent years have permitted our Board of Directors to approve successive annual increases in quarterly common share dividends for the past three years.

UNDERWRITING RESULTS - GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

Year ended December 31,	2010	% Change	2009	% Change	2008

Revenues:
Gross premiums written	$3,750,536	5%	$3,587,295	6%	$3,390,388
Net premiums written	3,147,540	12%	2,816,429	6%	2,666,880
Net premiums earned	2,947,410	6%	2,791,764	4%	2,687,181
Other insurance related income (loss)	2,073		(129,681)		(38,667)
Expenses:
Current year net losses and loss expenses	(1,990,187)		(1,847,044)		(2,089,053)
Prior period reserve development	313,055		423,172		376,287
Acquisition costs	(488,712)		(420,495)		(366,509)
General and administrative expenses	(374,436)		(293,081)		(262,571)

Underwriting income(1)	$409,203	(22%)	$524,635	71%	$306,668

(1)	Refer to Item 8, Note 3 to the Consolidated Financial Statements, for a reconciliation of underwriting income to “Income before income tax” for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Year ended December 31,	2010	% Change	2009	% Change		2008
Insurance	$1,916,116	8%	$1,775,590	(4%)		$1,841,934
Reinsurance	1,834,420	1%	1,811,705	17%		1,548,454

Total	$3,750,536	5%	$3,587,295	6%		$3,390,388

% ceded
Insurance	30%	(12) pts	42%	4 pts		38%
Reinsurance	1%	- pts	1%	- pts		1%
Total	16%	(5) pts	21%	- pts		21%

	Net Premiums Written
	2010	% Change	2009	% Change		2008
Insurance	$1,332,220	30%	$1,025,061	(10%	)	$1,133,843
Reinsurance	1,815,320	1%	1,791,368	17%		1,533,037

Total	$3,147,540	12%	$2,816,429	6%		$2,666,880

2010 versus 2009: The 5% increase in gross written premiums during 2010 was driven by our insurance segment. A number of factors contributed to the increase, including opportunities in the U.S. property market, select new business opportunities in the onshore energy market and rate increases on offshore energy business following the Deepwater Horizon event. In addition, professional lines premiums increased due to select new business opportunities and the continued build-out of our platform in Europe, Australia and Canada.

The twelve percentage point reduction in the ceded premium ratio for our insurance segment primarily reflected changes in reinsurance purchasing; we increased the attachment points on our excess of loss property program and reduced the cession rate on our quota share professional lines program on renewal during the second quarter.

2009 versus 2008: Growth in consolidated gross premium written was driven by our reinsurance segment, reflecting improved market conditions and the select expansion of our business. Market conditions in our insurance segment generally improved and the segment also benefited from certain growth opportunities, particularly within professional lines business. However, gross premiums written for the segment as a whole declined due to limited underwriting opportunities for credit and political risk business, as well as our decision to reduce peak zone catastrophe exposures in the first half of 2009, which particularly impacted property related lines.

The increase in the ceded premium ratio for our insurance segment reflected a combination of business mix changes and rate increases on our property reinsurance program.

Net Premiums Earned:

Net premiums earned by segment were as follows:

							% Change
Year ended December 31,	2010		2009		2008		09 to 10	08 to 09

Insurance	$1,206,493	41%	$1,157,966	41%	$1,183,143	44%	4%	(2%)
Reinsurance	1,740,917	59%	1,633,798	59%	1,504,038	56%	7%	9%

Total	$2,947,410	100%	$2,791,764	100%	$2,687,181	100%	6%	4%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

2010 versus 2009: The increase in net premiums earned for our insurance segment resulted from the previously discussed changes in our ceded reinsurance programs and an 8% increase in gross premiums written. The increase for our reinsurance segment reflects premium growth on certain lines of business.

2009 versus 2008: Consolidated net premiums earned increased, driven by the growth in our reinsurance business discussed above. Net premiums earned in our insurance segment decreased following the previously mentioned exposure reductions. This was partially offset by the accelerated recognition of certain credit and political risk policies in 2009 due to the actual and anticipated exhaustion of exposure on certain loss impacted policies.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

Year ended December 31,	2010		% Point Change	2009		% Point Change	2008

Current accident year loss ratio	67.5%		1.3	66.2%		(11.5)	77.7%
Prior period reserve development	(10.6%	)	4.6	(15.2%	)	(1.2)	(14.0%	)
Acquisition cost ratio	16.6%		1.5	15.1%		1.5	13.6%
General and administrative expense ratio(1)	15.2%		2.0	13.2%		0.7	12.5%

Combined ratio	88.7%		9.4	79.3%		(10.5)	89.8%

(1)	The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.5%, 2.7% and 2.7% for 2010, 2009 and 2008, respectively. These costs are discussed further in the ‘Other Revenue and Expenses’ section below.

Current Accident Year Loss Ratio:

2010 versus 2009: The 1.3 percentage point increase in our current accident year loss ratio was primarily driven by a higher level of catastrophe activity, most notably with respect to major earthquakes in Chile and New Zealand. On February 27, 2010, a magnitude 8.8 earthquake occurred off the coast of the Maule Region of Chile. The earthquake and following tsunami and aftershocks caused significant destruction to areas in Chile. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $110 million for this event. On September 4, 2010, a magnitude 7.1 earthquake occurred near Christchurch, New Zealand; the earthquake and associated aftershocks caused significant destruction in the Christchurch region. We recognized estimated pre-tax net losses of $138 million for this event. There were a number of other weather-related loss events of note during 2010, including Australian and U.S. storms and Windstorm Xynthia in the first quarter and further Australian storms and flooding and U.S. storms in the fourth quarter. In contrast, catastrophe losses were notably lower in 2009.

The following factors partially offset the impact of a higher level of catastrophe activity on the current accident year loss ratio:

•

Reductions in the current accident year loss ratios for our credit and political risk insurance and trade credit and bond reinsurance from their elevated 2009 levels, when increased loss activity was driven by the global financial crisis;

•

The continued incorporation of more of our own historical loss experience in establishing the current accident year loss ratios for short-tail lines of business. Given that our loss experience has generally been better than we expected, this resulted in lower current accident year ratios for this business; and

•

For our medium-tail business, and in particular our professional lines insurance and reinsurance business, our historical loss experience on prior accident years has generally been lower than the loss ratios we initially established. In recognition of the increasing maturity and credibility of our own loss experience, we assigned increased weight to our own loss experience when establishing our current accident year loss ratios for this business in 2010, with a corresponding reduction in the weight assigned to industry data. We also took into account the recovery from the global financial crisis. This, therefore, led to lower current accident year loss ratios on this business for 2010.

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

2009 versus 2008: The 11.5 percentage point reduction in our current accident year loss ratio was driven by lower catastrophe related losses relative to 2008. In particular, the North Atlantic hurricane season was benign in 2009, while we recognized pre-tax net losses of $408 million, or 15.2 percentage points, in relation to Hurricanes Ike and Gustav in 2008. This was partially offset by the elevated loss activity on credit and political risk insurance and trade credit and bond reinsurance business previously noted.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

Prior Period Reserve Development:

Our net favorable prior period development was the result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of net prior period reserve development by segment:

Year ended December 31,	2010	2009	2008

Insurance	$118,336	$210,861	$202,339
Reinsurance	194,719	212,311	173,948

Total	$313,055	$423,172	$376,287

Overview

Overall, a significant portion of the net favorable prior period reserve development in each of the last three years was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short tail exposures, contributed 58%, 65% and 86% of the total net favorable reserve development in 2010, 2009 and 2008, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions.

Approximately 37% and 34% of the net favorable reserve development in 2010 and 2009, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our ultimate expected loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks. During 2008, we concluded that a reasonable level of credible loss data had developed for the 2005 and prior accident year professional lines business and we began to give weight to our own loss experience for those accident years. However, the impact of this change during 2008 was notably muted by adverse development on the 2007 accident year insurance business, driven by losses arising from the global financial crisis.

During 2010, we recognized net favorable prior period reserve development of $38 million on our trade credit and bond reinsurance business, primarily on the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years, in recognition of better than expected loss experience. In contrast, we recognized $18 million net adverse prior period reserve development on this business during 2009 to reflect updated information from our cedants.

We recognized $18 million of net adverse prior period reserve development on our credit and political risk insurance business during 2010, as we worked towards finalizing settlements for certain loss events and reductions in recovery estimates for the latest available information. During 2009 and 2008, respectively, we recognized $35 million and $65 million of net favorable development on this business, primarily in relation to credit-related classes. Better than expected loss emergence contributed to the favorable development in both years. In addition, the adoption of a more accelerated loss development profile and development on 2004 and prior accident year traditional political risk business contributed to the favorable development in 2008.

Refer to the ‘Critical Accounting Estimate — Reserve for Losses and Loss Expenses’ section for further details. We caution that conditions and trends that impacted the development of our reserve for losses and loss expenses in the past may not necessarily recur in the future.

The following sections provide further details on prior year reserve development by segment, line of business and accident year.

Insurance Segment:

Year ended December 31,	2010	2009	2008

Property	$51,740	$65,192	$94,089
Marine	23,338	39,798	27,276
Aviation	11,995	13,207	29,888
Credit and political risk	(18,414)	35,438	65,136
Professional lines	56,993	73,207	(5,798)
Liability	(7,316)	(15,981)	(8,252)

Total	$118,336	$210,861	$202,339

In 2010, we recognized $118 million of net favorable prior period reserve development, the principal components of which were:

•

$52 million of net favorable prior period reserve development on our property business, the majority of which emanated from the 2005 through 2009 accident years and related to better than expected loss emergence.

•

$23 million of net favorable prior period reserve development on marine business, largely related to the 2007 through 2009 accident years and driven by better than expected loss emergence. This included net favorable development on offshore energy business of $20 million.

•	$12 million of net favorable prior period reserve development on aviation business, spanning several accident years and largely related to better than expected loss emergence.

•

$18 million of net adverse prior period reserve development on credit and political risk business. This balance consisted of net adverse development of $54 million on the 2009 accident year, as we worked towards finalizing settlements for certain loss events and reduced our collateral estimates for the latest available information. Partially offsetting this amount was $36 million in net favorable prior period reserve development on the 2006 through 2008 accident years, in recognition of better than anticipated loss emergence on our confiscation, expropriation, nationalization and deprivation (“CEND”) and credit business.

•	$57 million of net favorable prior period reserve development on professional lines business, primarily generated from the 2004 through 2006 accident years, for reasons discussed in the overview.

•

$7 million of net adverse development on liability business, primarily related to the 2007 through 2009 accident years and reflecting earlier than expected loss emergence on Excess & Surplus (“E&S”) umbrella business for those years over the past twelve months.

In 2009, we recognized $211 million of net favorable prior period reserve development, the principal components of which were:

•

$65 million of net favorable prior period reserve development on property business, the majority of which emanated from the 2008 accident year and related to better than expected loss emergence. This amount included a $9 million reduction in our estimate for Hurricanes Ike and Gustav due to a reduction in reported losses.

•

$40 million of net favorable prior period reserve development on marine business, driven by better than expected loss emergence. This included favorable development on energy offshore business of $21 million, the largest component of which related to a $7 million reduction in a specific case reserve on the 2006 accident year.

•	$13 million of net favorable prior period reserve development on aviation business, spanning several accident years and resulting from better than expected loss emergence.

•	$35 million of net favorable prior period reserve development on credit and political risk business, driven by better than expected loss emergence on the 2005 through 2007 accident years.

•

$73 million of net favorable prior period reserve development on professional lines business. This was driven by net favorable development on the 2005 accident year, as well as the 2004 and 2006 accident years to a lesser extent, for the reasons discussed in the overview above. This was partially offset by net adverse development of $44 million on the 2008 accident year, primarily reflecting higher than expected loss activity on financial institutions business as a result of the global financial crisis.

•

$16 million of net adverse prior period reserve development on liability lines of business. This was driven by $24 million of net adverse development on E&S liability business, primarily impacting the 2007 accident year, as well as the 2008 accident year to a lesser extent. We adjusted our loss development profiles for these accident years, having observed higher than expected frequency and severity of claims emergence on this business over the previous twelve months. This was partially offset by net favorable development on E&S umbrella business, predominately from the 2004 and 2005 accident years, reflecting the incorporation of more of our own actual experience with respect to reinsurance recoveries.

In 2008, we recognized $202 million of net favorable prior period reserve development, the principal components of which were:

•

$94 million of net favorable prior period reserve development on property business, the majority of which emanated from the 2007 and 2006 accident years and related to better than expected loss emergence.

•	$27 million of net favorable prior period reserve development on marine business, spanning several accident years and primarily relating to better than expected loss emergence.

•	$30 million of net favorable prior period reserve development on aviation business, primarily relating to the 2007 and 2005 accident years and resulting from better than expected loss emergence.

•	$65 million of net favorable prior period reserve development on our credit and political risk business, driven by better than expected loss emergence.

•

$6 million of net adverse development on professional lines business. This was driven by adverse development of $37 million on the 2007 accident year, partially offset by favorable development of $32 million on the 2003 and 2004 accident years.

•	$8 million of net adverse prior period reserve development on our liability business, largely due to higher than expected loss emergence on a specific program across several accident years.

Reinsurance Segment:

Year ended December 31,	2010	2009	2008

Catastrophe and property	$93,534	$154,755	$171,660
Credit and bond	37,793	(17,939)	(4,495)
Professional lines	60,067	69,399	10,707
Motor	1,225	4,358	2,634
Liability	2,100	1,738	(6,558)

Total	$194,719	$212,311	$173,948

In 2010, we recognized $195 million of net favorable prior period reserve development, the principal components of which were:

•	$94 million of net favorable prior period reserve development on catastrophe and property business largely consisting of:

•

$65 million of net favorable prior period reserve development on property business, with $54 million relating to per risk business and $11 million relating to pro-rata business. Of the total amount, $43 million emanated from the 2007 through 2009 accident years and resulted from better than expected loss emergence and a further $16 million emanated from the 2005 accident year and was largely due to a favorable court judgment associated with one particular claim.

•

$21 million of net favorable prior period reserve development on crop reserves, principally related to the 2009 accident year and largely resulting from the reduction in reserves for Canadian crop losses following updated information from the cedant.

•

$11 million of net favorable prior period reserve development on catastrophe business, primarily related to the 2009 and 2005 accident years. Development on the 2009 accident year was primarily driven by better than expected loss emergence, while the development on the 2005 accident year largely related to a reduction in our reserve for one particular claim following receipt of updated information. Partially offsetting this, we recognized net adverse development of $33 million on the 2008 accident year, largely related to updated information with respect to Hurricane Ike losses.

•

$38 million of net favorable prior period development on trade credit and bond reinsurance lines of business, largely related to the 2009 accident year and, to a lesser extent the 2007 and 2008 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•

$60 million of net favorable prior period reserve development on professional lines reinsurance business, primarily on the 2006 accident year and, to a lesser extent the 2007, 2005 and 2004 accident years, for the reasons discussed in the overview above.

In 2009, we recognized $212 million of net favorable prior period reserve development, the principal components of which were:

•	$155 million of net favorable prior period reserve development on catastrophe and property business largely consisting of:

•

$68 million of net favorable prior period reserve development on catastrophe business, primarily related to the 2008 and 2007 accident years and emanating from property-related catastrophe business ($63 million) and workers compensation catastrophe business ($5 million). This development was primarily driven by better than expected loss emergence, including a $7 million reduction in our estimate for Hurricanes Ike and Gustav due to a reduction in reported losses.

•

$65 million of net favorable prior period reserve development on property business, primarily related to the 2008 and 2007 accident years and emanating from per risk business ($42 million) and pro-rata business ($23 million). This development was largely the result of better than expected loss emergence. In addition, we accelerated the loss development profile for our per risk business, based on our review of historical data. The development on the 2008 accident year included a $6 million reduction in our estimate for Hurricanes Ike and Gustav, due to a reduction in reported losses.

•	$19 million of net favorable prior period reserve development on crop business, primarily relating to the 2008 accident year and reflecting better than expected loss emergence.

•

$18 million of net adverse prior period reserve development on our trade credit and bond reinsurance lines of business, driven by adverse development of $40 million on the 2008 accident year, reflecting updated loss information received from our cedants. This was partially offset by net favorable development on earlier accident years, in recognition of better than expected loss emergence.

•

$69 million of net favorable prior period reserve development on our professional lines reinsurance business, predominantly in relation to the 2005 and 2004 accident years for the reasons discussed in the overview. This was partially offset by $7 million of net adverse development on the 2008 accident year, reflecting claims activity associated with the global financial crisis.

In 2008, we recognized $174 million of net favorable prior period reserve development, the principal components of which were:

•	$172 million of net favorable prior period reserve development on catastrophe and property business largely consisting of:

•

$84 million of net favorable prior period reserve development on property business, primarily related to the 2005 through 2007 accident years and emanating from per risk business ($57 million) and pro-rata business ($27 million). The recognition of this net favorable development was driven by better than expected loss emergence.

•

$78 million of net favorable prior period reserve development on catastrophe business, emanating primarily from the 2007 and 2006 accident years. This development included $19 million related to workers compensation catastrophe business and was largely the result of better than expected loss emergence.

•	$10 million of net favorable prior period reserve development on crop business, primarily relating to the 2007 and 2006 accident years and driven by better than expected loss emergence.

•

$11 million of net favorable prior period reserve development on our professional lines reinsurance business, driven by net favorable development of $25 million on the 2003 and 2004 accident years, partially offset by adverse development of $14 million on the 2007 and 2006 accident years.

•	$7 million of net adverse development on our 2003 accident year liability business, reflecting greater than expected loss emergence on a stop-loss contract.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

Year ended December 31,	2010	% Change	2009	% Change	2008

Revenues:
Gross premiums written	$1,916,116	8%	$1,775,590	(4%)	$1,841,934
Net premiums written	1,332,220	30%	1,025,061	(10%)	1,133,843
Net premiums earned	1,206,493	4%	1,157,966	(2%)	1,183,143
Other insurance related income (loss)	2,073		(130,946)		(39,862)
Expenses:
Current year net losses and loss expenses	(688,205)		(823,555)		(862,007)
Prior period reserve development	118,336		210,861		202,339
Acquisition costs	(152,223)		(113,187)		(102,475)
General and administrative expenses	(276,435)		(216,954)		(193,881)

Underwriting income	$210,039	149%	$84,185	(55%)	$187,257

		% Point Change		% Point Change
Ratios:
Current year loss ratio	57.0%	(14.1)	71.1%	(1.8)	72.9%
Prior period reserve development	(9.8% )	8.4	(18.2% )	(1.1)	(17.1% )
Acquisition cost ratio	12.6%	2.8	9.8%	1.2	8.6%
General and administrative ratio	23.0%	4.3	18.7%	2.3	16.4%

Combined ratio	82.8%	1.4	81.4%	0.6	80.8%

Gross Premiums Written:

The following table provides gross premiums written by line of business:

							% Change
Year ended December 31,	2010		2009		2008		09 to 10	08 to 09
Property	$600,806	31%	$551,536	31%	$539,138	29%	9%	2%
Marine	224,814	12%	200,867	11%	193,234	10%	12%	4%
Terrorism	37,246	2%	36,023	2%	36,288	2%	3%	(1%)
Aviation	75,794	4%	76,198	4%	67,761	4%	(1%)	12%
Credit and political risk	30,669	2%	19,450	1%	183,041	10%	58%	(89%)
Professional lines	712,053	37%	671,618	38%	601,874	33%	6%	12%
Liability	228,247	12%	219,869	13%	216,629	12%	4%	1%
Other(1)	6,487	-	29	-	3,969	-	nm	(99%)

Total	$1,916,116	100%	$1,775,590	100%	$1,841,934	100%	8%	(4%)

nm - not meaningful

(1)	Includes accident and health

2010 versus 2009: The 8% increase in gross premiums written was led by opportunities in the U.S. property market and select new business opportunities in the onshore energy market. The increase in professional lines premiums largely reflected select new business opportunities and the continued build-out of the platform in Europe, Australia and Canada. Rate increases on offshore energy business resulting from the Deepwater Horizon event, as well as increases in our share of certain policies and select new business opportunities resulted in increased marine premiums.

2009 versus 2008: The reduction in gross premiums written primarily reflected limited credit and political risk underwriting opportunities in the weakened global economy. Gross premiums written were also impacted by our decision to reduce peak zone catastrophe exposures in property and marine lines of business during 2009, as part of our ongoing diversification strategy within those lines. Gross premiums written in 2009 did, however, benefit from a general improvement in rates, particularly for more volatile, loss-affected lines such as those with catastrophe exposure, energy and financial institutions business. Our 2009 gross premiums written also benefited from the maturing of certain property and liability programs, having established business with managing general agents and other producers in prior years. Gross premiums written in 2009 further benefited from certain new opportunities for financial institutions business.

Premiums Ceded:

2010 versus 2009: Premiums ceded in 2010 were $584 million, or 30% of gross premiums written, compared with $751 million, or 42%, in 2009. The reductions were primarily attributable to changes in our reinsurance purchasing, including higher attachment points on our property excess of loss program and reduced cession rates on our professional lines quota share reinsurance programs on renewal during the second quarter.

2009 versus 2008: Premiums ceded in 2009 were $751 million, or 42% of gross premiums written, compared to $708 million, or 38%, in the same period of 2008. The increase in the ceded premium ratio in 2009 primarily reflected a combination of business mix changes and rate increases on our property reinsurance program. Business mix changes primarily related to the growth of our professional lines business in 2009 and a reduction in credit and political risk premiums, a line for which we do not purchase reinsurance cover.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2010		2009		2008		09 to 10	08 to 09

Property	$337,525	28%	$268,469	23%	$328,709	28%	26%	(18%)
Marine	145,356	12%	139,196	12%	151,809	13%	4%	(8%)
Terrorism	32,486	3%	34,001	3%	42,629	4%	(4%)	(20%)
Aviation	66,636	6%	64,245	6%	65,259	5%	4%	(2%)
Credit and political risk	89,773	7%	188,311	16%	144,481	12%	(52%)	30%
Professional lines	444,663	37%	381,364	33%	340,929	29%	17%	12%
Liability	87,481	7%	82,286	7%	97,898	8%	6%	(16%)
Other(1)	2,573	-	94	-	11,429	1%	nm	(99%)

Total	$1,206,493	100%	$1,157,966	100%	$1,183,143	100%	4%	(2%)

nm - not meaningful

(1)	Includes accident and health

2010 versus 2009: Net premiums earned on our credit and political risk line for 2010 included a $12 million reduction in connection with the settlement of prior accident year claims, while the comparative 2009 figure included the accelerated recognition of $50 million of premium due to the actual and anticipated exhaustion of exposure on certain loss impacted policies. Excluding the impact of these adjustments in both periods, net premiums earned for the segment increased 10% during 2010. This increase was primarily reflective of the second quarter 2010 reinsurance purchasing change, although the impact was somewhat muted due to the change being effective midway through the year. Increased gross premiums written also contributed to the higher net premiums earned.

2009 versus 2008: The decrease in net premiums earned primarily reflected the 10% reduction in net premiums written, although the rate of reduction was less accelerated. This was partially due to the continued earning of credit and political risk business written in prior years; these policies typically provide multi-year coverage and, therefore, earn over a number of years. Net premiums earned on credit and political risk business for 2009 was also impacted by the $50 million accelerated recognition discussed above.

Loss Ratio:

The table below shows the components of our loss ratio:

Year ended December 31,	2010		% Point Change	2009		% Point Change	2008

Current accident year	57.0%		(14.1)	71.1%		(1.8)	72.9%
Prior period reserve development	(9.8%	)	8.4	(18.2%	)	(1.1)	(17.1%	)

Loss ratio	47.2%		(5.7)	52.9%		(2.9)	55.8%

Current Accident Year Loss Ratio

2010 versus 2009:

The 14.1 percentage point reduction in our current accident year loss ratio primarily resulted from a lower level of claims activity in our credit and political risk business relative to 2009. Loss activity on this line was elevated in 2009 due to the global financial crisis, resulting in a 133% current accident year loss ratio. In 2010, we considered the recovery in global economic conditions and established a 70% current accident year loss ratio for this line. In addition, the lower current accident year loss ratio for the segment was driven by business mix changes and the previously discussed consideration of our own loss experience in establishing loss ratios for our medium-tail business in 2010, most notably for professional lines. We also considered the global economic recovery when establishing our 2010 current accident year loss ratio for our professional lines business. As a result of these factors, our current accident year loss ratio on professional lines business declined from 72% in 2009 to 61% in 2010.

Our insurance segment’s exposures to the Chilean and New Zealand earthquakes were not significant.

2009 versus 2008:

The 1.8 percentage point decrease in our current accident year loss ratio was the net result of several factors. The most significant drivers for the decrease were as follows:

•	Lower catastrophe activity in 2009 relative to 2008, which included net losses incurred of $127 million, or 10.7 points, related to Hurricanes Ike and Gustav.

•

A reduction in the current accident year loss ratio of our overall professional lines business from 77% in 2008 to 72% for 2009. The 2008 ratio contemplated additional loss activity emanating from the global financial crisis.

•	A reduced severity of property related losses in 2009 relative to 2008.

•

The incorporation of more of our own historical loss experience within short-tail lines of business. Given that this experience has generally been better than we expected, this reduced our 2009 current accident year loss ratio on several lines of business relative to 2008.

These factors were partially offset by increased claims activity on the credit component of credit and political risk business, emanating from the global financial crisis. The current accident year loss ratio on our credit and political risk business was 133% for 2009, compared to 38% for 2008. This contributed to an additional 14.6 points to the overall current accident year loss ratio for the insurance segment, relative to the prior year. The 2009 ratio was impacted by estimated losses for one peak credit insurance exposure, Blue City Investments 1 Limited; we concluded the related settlement and policy cancellation during 2010.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Acquisition Cost Ratio: The increase in our acquisition cost ratio during 2010 primarily reflected the impact of the previously mentioned changes in our property and professional lines reinsurance purchasing. Acquisition costs in 2008 benefited from non-recurring adjustments to sliding scale commissions arising out of net favorable prior period reserve development on our professional lines business.

General and Administrative Expense Ratio: Total general and administrative expenses increased in 2010, reflecting additional staffing and IT costs associated with the build-out of the segment’s platform and higher performance-related compensation expenses. Increased staffing and IT costs, combined with a reduction in net premiums earned contributed to the higher ratio in 2009 relative to 2008.

Other Insurance Related Income/Loss: During 2009 and 2008, we recorded net losses associated with our indemnity contract exposed to longevity risk of $133 million and $41 million, respectively. As we negotiated the cancellation of this contract during the fourth quarter of 2009 and this was the only contract of this kind in our portfolio, there was no corresponding amount for 2010.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

Year ended December 31,	2010	% Change	2009	% Change	2008

Revenues:
Gross premiums written	$1,834,420	1%	$1,811,705	17%	$1,548,454
Net premiums written	1,815,320	1%	1,791,368	17%	1,533,037
Net premiums earned	1,740,917	7%	1,633,798	9%	1,504,038
Other insurance related income	-		1,265		1,195
Expenses:
Current year net losses and loss expenses	(1,301,982)		(1,023,489)		(1,227,046)
Prior period reserve development	194,719		212,311		173,948
Acquisition costs	(336,489)		(307,308)		(264,034)
General and administrative expenses	(98,001)		(76,127)		(68,690)

Underwriting income	$199,164	(55%)	$440,450	269%	$119,411

		% Point Change		% Point Change
Ratios:
Current year loss ratio	74.8%	12.2	62.6%	(19.0)	81.6%
Prior period reserve development	(11.2% )	1.8	(13.0% )	(1.4)	(11.6% )
Acquisition cost ratio	19.3%	0.5	18.8%	1.3	17.5%
General and administrative ratio	5.7%	1.0	4.7%	0.1	4.6%

Combined ratio	88.6%	15.5	73.1%	(19.0)	92.1%

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

							% Change
Year ended December 31,	2010		2009		2008		09 to 10	08 to 09

Catastrophe	$453,059	25%	$466,566	26%	$454,768	29%	(3%)	3%
Property	354,528	19%	326,728	18%	296,109	19%	9%	10%
Professional lines	288,236	16%	328,509	18%	226,768	15%	(12%)	45%
Credit and bond	254,130	14%	223,564	12%	154,497	10%	14%	45%
Motor	148,683	8%	104,850	6%	100,225	7%	42%	5%
Liability	238,062	13%	272,702	15%	183,488	12%	(13%)	49%
Engineering	68,215	4%	61,518	3%	83,356	5%	11%	(26%)
Other	29,507	1%	27,268	2%	49,243	3%	8%	(45%)

Total	$1,834,420	100%	$1,811,705	100%	$1,548,454	100%	1%	17%

2010 versus 2009: While premiums written for the segment were comparatively stable, there were variances for certain lines of business. Our motor premiums benefited from significant new business in the first quarter of 2010, as we increased our participation in select European markets including the U.K. Our trade credit and bond line of business grew as the result of new Latin American surety business. Proportional premium estimate adjustments also impacted trade credit and bond gross premiums written; we recognized net adverse estimate revisions of

$15 million and $2 million in 2010 and 2009, respectively. Refer to the ‘Critical Accounting Estimate—Premiums’ for a further discussion of these estimates. Property premiums also increased, due to both new business opportunities and an increase in our share on certain treaty renewals. Partially offsetting these increases was a reduction in our liability premiums, which was largely driven by the non-renewal of a significant contract following a material change to the cedant’s business. In addition, net adjustments to premium estimates on proportional contracts written in prior years for professional lines business were lower in 2010; we recognized $1 million in net adverse estimate revisions in 2010, compared to net favorable revisions of $12 million in 2009.

2009 versus 2008: The 17% increase in gross premiums written was driven by improved market conditions and the select expansion of our business. Gross premiums written for liability and professional lines of business primarily benefited from new and opportunistic business opportunities, together with an increase in our share on certain treaty renewals this year. The growth of these lines was also partially due to the impact of premium adjustments on prior year proportional contracts for professional lines and liability. In 2009, we recorded net favorable premium estimate adjustments of $12 million on prior year professional lines proportional contracts and net adverse adjustments of $4 million on liability business, compared to net adverse adjustments of $7 million and $9 million, respectively, in 2008.

The trade credit and bond reinsurance market in Continental Europe experienced significant dislocation at the January 1, 2009 renewal and we were able to strengthen our market position at improved pricing, terms and conditions. In addition, we entered the bond reinsurance market in Latin America at the July 1, 2009 renewal. The increase in catastrophe gross premiums written was driven by a combination of rate increases in the U.S. property catastrophe market together with new business opportunities and an increase in our participation on certain renewals; our 2008 balance included catastrophe reinstatement premiums of $28 million in connection with Hurricanes Ike and Gustav. The increase in property premiums in 2009 primarily reflected an improvement in rates and some new property pro rata business. Gross premiums written on our engineering and crop business (included in “Other”) decreased during 2009, primarily reflecting exposure reductions amidst less favorable market conditions.

Gross premiums written in 2009 were also negatively impacted from a stronger U.S. dollar relative to 2008. In particular, the U.S. dollar was stronger against the Euro and Sterling at our major renewal of January 1. Gross premiums written excluding the effect of exchange rate movements increased 19% in 2009.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2010		2009		2008		09 to 10	08 to 09

Catastrophe	$454,954	26%	$451,085	28%	$453,091	30%	1%	-
Property	323,201	19%	311,272	19%	305,483	20%	4%	2%
Professional lines	285,224	16%	266,792	16%	221,531	15%	7%	20%
Credit and bond	217,809	13%	179,362	11%	139,861	9%	21%	28%
Motor	127,404	7%	99,497	6%	97,773	7%	28%	2%
Liability	232,014	13%	227,511	14%	181,858	12%	2%	25%
Engineering	71,229	4%	66,428	4%	53,524	4%	7%	24%
Other	29,082	2%	31,851	2%	50,917	3%	(9%)	(37%)

Total	$1,740,917	100%	$1,633,798	100%	$1,504,038	100%	7%	9%

The increase in net premiums earned in 2010 related to the aforementioned increased trade credit and bond and motor writings, while the 2009 increase reflected gross premium written growth across several lines of business, in particular professional lines, trade credit and bond and liability business.

Loss Ratio:

The table below shows the components of our loss ratio:

Year ended December 31,	2010		% Point Change	2009		% Point Change	2008

Current accident year	74.8%		12.2	62.6%		(19.0)	81.6%
Prior period reserve development	(11.2%	)	1.8	(13.0%	)	(1.4)	(11.6%	)

Loss ratio	63.6%		14.0	49.6%		(20.4)	70.0%

Current Accident Year Loss Ratio

2010 versus 2009:

The 12.2 percentage point increase in our current accident year loss ratio was largely the result of an increased level of natural catastrophe activity. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $136 million and $110 million for the 2010 New Zealand and Chilean earthquakes, respectively. In addition, we recognized net losses for a number of other notable 2010 weather-related events including the first quarter Australian and U.S. storms and European Windstorm Xynthia, as well as fourth quarter Australian and U.S. storms. In contrast, catastrophe losses were notably less significant in 2009.

The following factors partially offset the impact of the catastrophe-related increase:

•

A lower level of claims activity in our trade credit and bond business relative to the prior year; loss activity on this line was elevated in 2009 as a result of the global financial crisis. Our current accident year loss ratio on this business was 61% in 2010, compared to 89% for 2009;

•

The continued incorporation of more of our own historical loss experience within short-tail lines of business, which has reduced our current accident year loss ratio because our experience has generally been better than we expected; and

•

The previously discussed increased consideration of our own loss experience in establishing our current accident year loss ratios for our medium-tail business in 2010, most notably for professional lines.

2009 versus 2008:

The 19.0 ratio point decrease in our current accident year loss ratio was the net result of several factors. The most significant drivers of the decrease were:

•	A benign North Atlantic hurricane season in comparison to 2008, when we recognized pre-tax net losses of $281 million, or 18.7 points, in relation to Hurricanes Ike and Gustav.

•

A reduction in other catastrophe losses in 2009 relative to 2008, which included flood, hail and tornado activity in the U.S., an earthquake in China and storms in Australia. The most significant catastrophe losses in 2009 related to European windstorm activity in the first and third quarters, with total incurred net losses estimated at $27 million.

•

The incorporation of more of our own historical loss experience within short-tail lines of business. Given that this experience has generally been better than we expected, this reduced our current accident year loss ratios on several lines of business relative to 2008.

These factors were partially offset by:

•

Increased loss activity on trade credit and bond business emanating from the global financial crisis. The current accident year loss ratio on credit and bond business in 2009 was 17 points higher than in 2008.

•	An increase in Canadian crop losses in 2009 relative to 2008.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Acquisition Cost Ratio: The increase in the acquisition cost ratio of our reinsurance segment in 2009 versus 2008 primarily reflected changes in business mix and growth in lines with higher acquisition costs.

OTHER REVENUES AND EXPENSES

The following table provides a breakdown of our other revenues and expenses:

Year ended December 31,	2010	% Change	2009	% Change	2008

Corporate expenses	$75,449	(2%)	$77,076	5%	$73,187
Foreign exchange losses (gains)	(15,535)	nm	28,561	nm	(43,707)
Interest expense and financing costs	55,876	74%	32,031	1%	31,673
Income tax expense	38,680	(8%)	41,975	109%	20,109

Total	$154,470	(14%)	$179,643	121%	$81,262

nm - not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.5%, 2.7% and 2.7% for 2010, 2009 and 2008, respectively.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. Dollar. The foreign exchange gains in 2010 and 2008 were largely attributable to the remeasurement of net liabilities denominated in Euro, following the depreciation of the Euro against the U.S. Dollar in those years. The appreciation of the Euro and Sterling against the U.S. Dollar in 2009 drove the foreign exchange loss for that year.

Interest Expense and Financing Costs: Interest expense primarily relates to interest due on our senior notes and increased during 2010 following the issuance, on March 23, 2010, of $500 million aggregate principal amount of ten-year senior notes with a 5.875% coupon. See Item 8, Note 10(a) to the Consolidated Financial Statements for further details.

Income Tax Expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 4.3%, 7.8% and 4.9% in 2010, 2009 and 2008, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions, as well as other factors.

During 2010, our income tax expense included a $14 million reduction in the valuation allowance associated with our deferred tax assets arising from realized U.S. capital losses. We realized net U.S. capital gains in 2010 that will allow us to utilize a portion of those capital loss tax-carryforwards. As a result, the effective tax rate for our U.S. operations declined. Partially offsetting this was the establishment of a $6 million valuation allowance related to operating loss tax-carryforwards in other jurisdictions. The increase in our effective rate in 2009 relative to 2008 was driven by an increase in the proportion of total pre-tax income generated by our U.S. subsidiaries. The net income generated by our U.S. subsidiaries in 2008 was adversely impacted by significant losses in relation to Hurricanes Ike and Gustav.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Year ended December 31,	2010	% Change	2009	% Change	2008

Fixed maturities	$352,357	(9%)	$385,418	(10%)	$428,416
Other investments	64,765	(21%)	82,042	137%	(220,981)
Cash and cash equivalents	5,836	(30%)	8,302	(80%)	41,576
Equities	2,900	(23%)	3,765	(52%)	7,862
Short-term investments	1,441	121%	651	(82%)	3,579

Gross investment income	427,299	(11%)	480,178	84%	260,452
Investment expense	(20,407)	30%	(15,700)	19%	(13,215)

Net investment income	$406,892	(12%)	$464,478	88%	$247,237

Pre-tax yield:(1)
Fixed maturities	3.6%		4.2%		5.2%
Cash and cash equivalents	0.5%		0.6%		2.8%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities:

2010 versus 2009: The 9% reduction in investment income from fixed maturities reflects lower reinvestment yields in the current year primarily due to a downward shift in U.S. Treasury rates and further tightening of credit spreads. This decline in net investment income was partially offset by growth of 7% on our average fixed maturities balances in the current year. This growth was primarily due to redeploying operating cash to fixed maturities.

2009 versus 2008: The 10% reduction in investment income was primarily due to lower reinvestment yields as a result of significant tightening of credit spreads. This reduction was partially offset by growth of 12% on our average fixed maturities balances in the current year.

Other Investments:

We record the change in fair value on our other investments in net investment income and consequently, the pre-tax return on other investments may vary materially period over period, in particular during volatile credit and equity markets.

The following table provides a breakdown of net investment income (loss) from other investments:

Year ended December 31,	2010	2009	2008

Hedge funds	$25,663	$43,399	$(72,614)
CLO - equity tranched securities	21,970	(23,366)	5,528
Credit funds	14,474	53,461	(149,787)
Short duration high yield fund	2,658	8,548	(4,108)

Total	$64,765	$82,042	$(220,981)

Pre-tax return on other investments(1)	12.1%	15.8%	(35.1% )

(1)	The pre-tax return on other investments is calculated by dividing total income (loss) from other investments by the average month-end fair value balances held for the periods indicated.

2010 versus 2009: The pre-tax return on other investments declined by 3.7% to 12.1% in 2010 primarily due to lower returns from our investments in hedge and credit funds. Our hedge fund investments have exposures primarily to net long equity positions. Credit funds also advanced on modest improvement in the pricing of the underlying bank loans that form the collateral of these funds; however, we did not achieve the outsized returns of 2009 when the valuation of the underlying collateral recovered from historic lows. The decline in income from short duration high yield fund was due to its full redemption in 2010.

Partially offsetting the decline in the pre-tax return was the recovery in fair value for our CLO equity tranched securities (“CLO Equities”) in 2010. The increase in fair value was driven primarily by lower than anticipated default rates, partially offset by lower recovery rates, resulting in higher cash distributions from CLO Equities than previously expected. In light of this development, we slightly reduced our default rate and recovery rate assumptions for the remaining lives of the CLO Equities in our valuation models during the fourth quarter of 2010 (refer to the ‘Critical Accounting Estimates—Fair Value Measurements’ for further details).

2009 versus 2008: The 15.8% pre-tax return on other investments in 2009 was primarily driven by the strong recovery in the equity and credit markets from the 2008 financial crisis as a result of the unprecedented global economic stimuli provided by various government bodies in late 2008. This strong performance was partially offset by a negative fair value adjustment to CLO Equities due to accelerated defaults and lower recoveries observed earlier during 2009 which led us to negatively adjust our projected default rate and recovery rate assumptions.

Cash and Cash Equivalents:

2010 versus 2009: The 30% reduction in investment income was driven mainly by continuing lower global short-term interest rates, compounded with lower average cash and cash equivalent balances.

2009 versus 2008: The 80% reduction in investment income in 2009 was driven by the significant decline in global short-term interest rates initiated by global government policy makers in late 2008 in response to the turmoil in the financial markets. Level of average cash and cash equivalent balances was relatively consistent in 2009 and 2008.

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

The following table provides a breakdown of net realized investment gains/losses:

Year ended December 31,	2010	2009	2008

On sale of investments:
Fixed maturities and short-term investments	$200,048	$34,795	$56,219
Equities	10,800	(10,822)	(69,523)
OTTI charges recognized in earnings	(17,932)	(337,435)	(77,753)

Change in fair value of investment derivatives	(3,641)	(1,032)	6,650

Fair value hedges:
Change in fair value of derivative instruments	35,886	(13,655)	7,248
Change in fair value of hedged investments	(30,063)	16,565	(8,108)

Net realized investment gains (losses)	$195,098	$(311,584)	$(85,267)

On sale of investments:

Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issuer. We may also sell to rebalance our investment portfolio in order to change exposure to particular sectors or asset classes.

2010 versus 2009: Substantial gains were realized primarily on fixed maturities as a result of the significant narrowing of credit spreads and, to a lesser extent, lower U.S. Treasury rates. Improvements in global equity markets also enabled us to realize gains on our equity holdings. The realized losses on our equities in 2009 were primarily driven by the sale of preferred shares in the financial sector in the first quarter.

2009 versus 2008: The recovery in the credit markets in 2009 enabled us to rebalance our fixed maturities portfolio generating net realized gains. The realized gains in 2008 were primarily driven by the sale of certain agency MBS, in which pricing benefited from the conservatorship of Fannie Mae and Freddie Mac. However, these gains were offset by realized losses on equities, which included $60 million of losses in connection with the sale of our Fannie Mae and Freddie Mac non-redeemable preferred equities prior to their conservatorship by the U.S. Treasury.

OTTI charges:

We review our available-for-sale investment portfolio each quarter to determine if the unrealized loss position of a security is other-than-temporary. Refer to the ‘Critical Accounting Estimates – OTTI’ section for further details on our impairment review process.

In accordance with the new accounting guidance issued and effective April 1, 2009, the OTTI charge to earnings in 2010 reflects only credit impairments, where projected cash flows are less than the amortized cost of a security, or the full unrealized loss position if we intend to sell a fixed maturity security or it is more likely than not that we will need to sell it to meet our liabilities. This guidance does not allow for retrospective application, therefore the

OTTI charges recorded for fixed maturities in the first quarter of 2009 of $26 million and for the full year 2008 of $71 million are based on previous OTTI accounting guidance (i.e. the difference between the fair value and amortized cost of a debt security in an unrealized loss position). Accordingly, the OTTI recognized in earnings for the years presented the following table are not comparable.

Year ended December 31,	2010	2009	2008

Fixed maturities:
Corporate debt	$3,156	$277,979	$56,809
Agency MBS	-	345	-
Non-Agency CMBS	413	10,843	323
Non-Agency RMBS	4,715	24,249	4,956
ABS	1,126	2,384	8,615
Municipals	19	1,280	394

	9,429	317,080	71,097

Equities	8,503	20,355	6,656

Total OTTI recognized in earnings	$17,932	$337,435	$77,753

Fixed maturities:

The continued pricing improvement of credit spread sectors through 2010 significantly mitigated any further credit losses in our fixed maturities portfolio. The total 2009 OTTI charge on fixed maturities was primarily due to the $263 million impairment on our portfolio of MTNs. In response to the credit crisis, the MTNs managers reduced their leverage levels which in turn lowered the credit duration of the MTNs. As credit markets recovered and credit spreads tightened in 2009, price appreciation was not as pronounced as the depreciation during 2008 due to the lower credit duration of the MTNs. The tightening of credit spreads was more significant and much quicker than anticipated which has hindered the ability of the MTN managers to reinvest the underlying cash flows at wider credit spreads. Consequently, we revised the significant inputs in our projected cash flows for the MTNs, resulting in a significant credit impairment charge during the third quarter of 2009. Since this impairment, the MTNs have partially recovered in fair value and certain MTNs have matured or have been redeemed with total realized gains of $29 million in 2010 and an additional $14 million gain in January 2011 (see ‘Cash and Investments’ section).

The OTTI charges during 2009 also included credit losses on subordinated debt of certain U.S. and foreign banks (included in corporate debt), as well as non-agency RMBS and ABS, which were largely due to exposures to alternative-A and sub-prime collateral. Further, we made the decision to sell certain corporate debt securities, non-agency RMBS and non-agency CMBS in an unrealized loss position.

The OTTI charges in 2008 were primarily related to $32 million of impaired corporate debt securities held in Lehman Brothers following its bankruptcy and sale in 2008. Additionally, we impaired certain non-agency RMBS and ABS primarily due to higher risk of defaults driven by the credit crisis.

Equities:

The level of OTTI losses on equities was much higher in 2009 than in 2010 and 2008 primarily as a result of the significant turmoil in the equity markets experienced in late 2008 and through the first quarter of 2009. The impairments were due to severity and duration of the unrealized loss positions, for which we concluded the forecasted recovery period was too uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned.

Fair Value Hedges:

Due to the significant volatility in the Euro vs. U.S. dollar currencies in 2008, we implemented a fair value hedging program to hedge un-matched foreign currency exposures. Our hedging program has since been effective, generating gains/losses of less than 2% of notional balances.

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

Year ended December 31,	2010	2009	2008

Net investment income	$406,892	$464,478	$247,237
Net realized investments gains (losses)	195,098	(311,584)	(85,267)
Change in net unrealized gains/losses, net of currency hedges	74,175	798,870	(735,074)

Total	$676,165	$951,764	$(573,104)

Average cash and investments(1)	$12,285,244	$11,138,624	$10,623,059

Total return on average cash and investments, pre-tax	5.5%	8.5%	(5.4% )

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	December 31, 2010		December 31, 2009
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$10,346,243	$10,482,897	$9,628,287	$9,718,355
Equities	327,207	349,254	195,011	204,375
Other investments	478,872	519,296	585,414	570,276
Short-term investments	172,719	172,719	129,098	129,098

Total investments	$11,325,041	$11,524,166	$10,537,810	$10,622,104

Cash and cash equivalents(1)	$1,045,355	$1,045,355	$864,054	$864,054

(1)	Includes restricted cash and cash equivalents of $116 million and $75 million for 2010 and 2009, respectively.

Overview

The amortized cost/cost of our total investments increased by $787 million from December 31, 2009, primarily due to investing a portion of our operating cash flows generated in 2010.

The fair value of our total investments increased by $902 million from December 31, 2009, primarily due to net contributions and improved valuation for our fixed maturities driven by the downward shift in the U.S. Treasury rates and the tightening of credit spreads. To a lesser extent, net contributions to global equity portfolios and positive equity returns during 2010 also contributed to the increase in fair value of total investments. This combined growth was partially offset by net redemptions in certain alternative investment holdings (other investments) and negative movement in foreign exchange rates, mostly Euro against the U.S. dollar.

The following provides a further analysis on our investment portfolio.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	December 31, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. government and agency	$860,120	8%	$1,856,659	19%
Non-U.S. government	772,798	7%	696,814	7%
Corporate debt	4,162,908	40%	3,580,766	37%
Agency MBS	2,593,582	25%	1,566,259	16%
Non-Agency CMBS	474,785	5%	653,211	7%
Non-Agency RMBS	244,202	2%	222,982	2%
ABS	661,843	6%	443,139	5%
Municipals(1)	712,659	7%	698,525	7%

Total	$10,482,897	100%	$9,718,355	100%

Credit ratings:(2)
U.S. government and agency	$860,120	8%	$1,856,659	19%
AAA(3)	4,852,558	46%	4,007,688	41%
AA	1,081,535	10%	914,454	9%
A	2,150,324	21%	1,760,929	18%
BBB	1,163,168	11%	1,036,359	11%
Below BBB(4)	375,192	4%	142,266	2%

Total	$10,482,897	100%	$9,718,355	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions
(2)	As assigned by S&P. In the absence of an S&P rating, we used the lower rating established by either Moody’s or Fitch.
(3)	Includes U.S. government-sponsored agency RMBS and CMBS.
(4)	Non-investment grade securities

During 2010, we reduced our U.S. government and agency holdings, as well as our investment in non-agency CMBS. The proceeds, along with partial proceeds from our senior unsecured debt issued in March, were allocated primarily to corporate debt, agency MBS and ABS. New investments in corporate debt were made in 2010 due to our positive outlook for further credit spread tightening and the funding of a new short duration high yield portfolio. This consists of a well diversified portfolio of short duration high yield debt securities with a fair value of $277 million and a weighted-average credit rating of B+. The increase in non-investment grade holdings since December 31, 2009, was primarily due to the funding of this new portfolio. Our ABS holdings increased in 2010 due to the availability of higher quality new issues with shorter durations.

At December 31, 2010, fixed maturities had a weighted average credit rating of AA- (2009: AA) with a book yield of 3.3% (2009: 3.9%) and an average duration of 3.2 years (2009: 3.1 years). When incorporating cash and cash equivalents into this calculation (bringing fixed maturities and cash to $11.5 billion), the average rating would be AA (2009: AA) and the average duration would be 2.9 years (2009: 2.8 years).

Non-U.S. Government:

Our holdings in non-U.S. government securities consisted of fixed income obligations of non-U.S. sovereigns, including government agencies, local governments and supranationals. At December 31, 2010, the weighted average credit rating for these securities was AA+ (2009: AAA). The table below summarizes our largest country exposures by fair value at December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
Country	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Germany	$186,745	24.2%	AAA	$176,522	25.3%	AAA
United Kingdom	135,392	17.5%	AAA	69,778	10.0%	AAA
Canada	79,803	10.3%	AA-	39,874	5.7%	AA+
Netherlands	76,400	9.9%	AAA	65,908	9.5%	AAA
Spain	56,671	7.3%	AA	20,443	2.9%	AA+
France	41,927	5.4%	AAA	117,331	16.9%	AAA
Belgium	36,397	4.7%	AA+	-	0.0%
Qatar	23,397	3.0%	AA	7,795	1.1%	AA-
Finland	18,514	2.5%	AAA	-	0.0%
Austria	16,970	2.2%	AAA	-	0.0%

	$ 672,216	87.0%		$497,651	71.4%

Supranationals	53,370	6.9%	AAA	126,660	18.2%	AAA
Other	47,212	6.1%	A+	72,503	10.4%	AA-

	$772,798	100.0%	AA+	$696,814	100.0%	AAA

At December 31, 2010, our non-U.S. sovereign debt portfolio had net unrealized losses of $4 million (2009: $9 million net unrealized gains) which included net unrealized foreign exchange losses of $9 million (2009: $2 million), mainly on EUR-denominated securities, that have been effectively hedged through our hedging program.

We also had no exposure to sovereign debt related to Portugal, Ireland, Italy, and Greece at December 31, 2010.

Corporate Debt:

At December 31, 2010, our corporate debt portfolio had a weighted average credit rating of A- (2009: A), a duration of 3.5 years (2009: 3.2 years) and a weighted average life of 4.4 years (2009: 4.5 years).

The composition of our corporate debt securities at December 31, 2010 and 2009 was as follows:

	December 31, 2010			December 31, 2009
	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating
Direct Non Financials	$2,329,712	56.0%	BBB+	$1,315,782	36.7%	A-
Direct Financials	1,722,756	41.4%	A+	1,913,324	53.4%	AA-
Medium-Term Notes (MTNs)	110,440	2.6%	BB+	351,660	9.9%	BBB

Total	$4,162,908	100.0%	A-	$3,580,766	100.0%	A

Non-financial exposures are primarily related to communications (20%), consumer non-cyclicals (19%) and electric (14%), with the remainder diversified across several other sub-sectors. The decline in the weighted average credit rating to BBB+ since December 31, 2009, was primarily due to the addition of a new short duration high yield portfolio (as mentioned above).

The direct financials exposures are primarily related to U.S. banks (47%) and foreign banks (20%), with the remainder diversified across several other sub-sectors. Included in direct financials debt are $49 million (2009: $281 million) of U.S. FDIC guaranteed bonds and $262 million (2009: $205 million) of foreign government guaranteed bonds. Similar to our non-financials, the decline in the weighted average credit rating in 2010 was primarily due to the addition of the new short duration high yield portfolio.

In general, our MTN holdings are collateralized by a pool of European fixed maturity securities diversified by country and asset sector with the majority of the exposure consisting of investment grade corporate and sovereign debt. During 2010, we have reduced our allocation to MTNs and redeployed the proceeds to fund the new short duration high yield portfolio. Subsequent to December 31, 2010, we further reduced our holdings in MTNs by another $93 million and, accordingly, our remaining exposure to MTNs is insignificant.

Non-Agency Mortgage-Backed Securities:

The following table provides a breakdown of the fair value of our non-agency RMBS and CMBS portfolios by credit rating as assigned by S&P:

	December 31, 2010		December 31, 2009
	Non-Agency RMBS	Non-Agency CMBS	Non-Agency RMBS	Non-Agency CMBS

AAA	$164,510	$357,650	$124,977	$513,791
AA	7,547	43,405	27,499	63,555
A	2,442	72,191	2,831	74,473
BBB	11,559	1,539	3,794	1,392
Below BBB (1)	58,144	-	63,881	-

Total	$244,202	$474,785	$222,982	$653,211

(1)	Non-investment grade securities

Residential MBS:

Our RMBS portfolio is supported by loans that are diversified across geographical areas. During 2010, we increased our holdings in new issues of AAA rated non-agency RMBS to take advantage of higher yields. At December 31, 2010, the average duration and weighted average life was 0.2 years (2009: 0.1 years) and 8.3 years (2009: 3.7 years), respectively, for non-agency RMBS. Based on fair value, the largest vintages in non-agency RMBS were years 2010 (25%) and 2005 (23%). Our total exposure to subprime and Alt-A collateral decreased to $70 million at December 31, 2010 from $88 million at December 31, 2009, primarily due to sales and paydowns. Of these securities, 50% (2009: 50%) are rated AAA by S&P.

Commercial MBS:

Our exposure to this asset class decreased in 2010 primarily due to sales as the valuation on our CMBS holdings increased significantly during the year. Our remaining non-agency CMBS portfolio continues to be rated highly, with approximately 84% rated AA or better (2009: 89%) by S&P. Additionally, the weighted average estimated subordination percentage for the non-agency portfolio was 27% at December 31, 2010 (2009: 27%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2010, the average duration and weighted average life was 3.4 years (2009: 3.6 years) and 5.2 years (2009: 4.4 years), respectively. Based on fair value, our non-agency CMBS portfolio primarily originates from years 2005 (22%) and 2006 (22%).

Asset-Backed Securities:

The following table provides a breakdown of the underlying collateral for our ABS by credit rating as assigned by S&P:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB (3)	Total

At December 31, 2010
Auto	$358,337	$-	$-	$-	$-	$358,337
Student loan	124,553	-	-	-	-	124,553
Credit card	83,444	-	-	-	-	83,444
CLO - debt tranches	-	-	7,920	12,200	23,058	43,178
Other	50,125	225	167	1,770	44	52,331

Total	$616,459	$225	$8,087	$13,970	$23,102	$661,843

% of total	93%	0%	1%	2%	3%	100%

At December 31, 2009
Auto	$203,522	$-	$2,547	$174	$-	$206,243
Credit card	73,172	-	-	-	-	73,172
Student loan	63,015	-	-	-	-	63,015
CLO - debt tranches	-	-	20,720	13,152	8,350	42,222
Other	55,333	209	1,831	1,092	22	58,487

Total	$395,042	$209	$25,098	$14,418	$8,372	$443,139

% of total	89%	0%	6%	3%	2%	100%

The $219 million increase in fair value during 2010 was primarily due to the purchase of new floating rate issues, all AAA rated by S&P, for deployment of operating cash. The average duration and weighted average life of our ABS portfolio at December 31, 2010 was 1.0 years (2009: 1.3 years) and 3.8 years (2009: 2.7 years), respectively. Based on fair value, our ABS securities primarily originate from years 2010 (39%) and 2009 (25%).

Municipals:

Our holdings in municipal debt are primarily held within the taxable portfolios of our U.S. subsidiaries and include debt issuance from states, municipalities and political subdivision. The following table provides a breakdown of the fair value of our municipal debt portfolio between Revenue and General Obligation bonds:

	December 31, 2010			December 31, 2009
Type	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Revenue	$520,700	73%	AA	$460,545	66%	AA
General Obligation	191,959	27%	AA	237,980	34%	AA

	$712,659	100%	AA	$698,525	100%	AA

General obligation bonds are backed by the full faith and credit of the authority that issued the debt and are secured by the taxing powers of those authorities. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer (e.g. sewer, water or utility projects).

During 2010, net unrealized gains on our municipal debt portfolio decreased from $14 million at December 31, 2009 to less than $1 million at December 31, 2010 as credit spreads on municipal debt widened, particularly during the final quarter of 2010. At December 31, 2010, our top three municipal debt holdings were from California -14%, New York - 11%, and Texas - 9% (2009: California - 17%, New Jersey - 11% and New York - 8%).

Additionally, certain of our holdings in municipal debt were insured by financial guarantee companies. At December 31, 2010, we held insurance enhanced municipal bonds in the amount of $163 million (2009: $195 million), with a weighted average credit rating of AA (2009: AA) by S&P. In the event the financial guarantors are unable to make good on their guarantee on a defaulted security, we would then be exposed to the credit loss. Excluding the insurance benefit from the financial guarantee companies, the weighted average credit quality of our insured bond holdings was AA- (2009: AA-) by S&P. At December 31, 2010, our largest exposures to financial guarantors were Assured Guaranty Corp. for $61 million (2009: $8 million), National Public Finance Guarantee Corporation for $56 million (2009: $60 million) and Ambac Financial Group, Inc. for $23 million (2009: $53 million). We had no direct investments in these companies at December 31, 2010 and 2009.

Gross Unrealized Losses:

At December 31, 2010, the gross unrealized losses on our fixed maturities portfolio were $114 million (2009: $134 million).

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position.

	December 31, 2010			December 31, 2009
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$3,877,895	$(85,626)	86%	$3,313,450	$(47,697)	42%
10-20%	49,241	(9,582)	10%	168,116	(30,904)	27%
20-30%	10,642	(3,445)	3%	66,169	(19,902)	17%
30-40%	757	(339)	1%	17,851	(9,263)	8%
40-50%	225	(208)	-	696	(552)	1%
> 50%	-	-	-	3,538	(6,154)	5%

Total	$3,938,760	$(99,200)	100%	$3,569,820	$(114,472)	100%

The range of greater than 50% severity of unrealized loss at December 31, 2009 consisted primarily of non-agency RMBS, non-agency CMBS and ABS where we did not anticipate credit losses. These securities had a weighted average credit rating of AA- by S&P. The decrease in this balance in 2010 was primarily due to the sale of certain securities and, to a lesser extent, pricing improvement on one AAA rated non-agency RMBS that we continue to hold.

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position at December 31, 2010 and 2009.

	December 31, 2010			December 31, 2009
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$136,714	$(2,665)	18%	$59,464	$(1,866)	10%
10-20%	18,245	(3,874)	26%	20,993	(4,614)	23%
20-30%	10,026	(4,160)	28%	6,039	(2,160)	11%
30-40%	7,636	(3,824)	27%	11,914	(6,855)	35%
40-50%	6	(5)	-	3,756	(3,227)	16%
> 50%	45	(167)	1%	373	(994)	5%

Total	$172,672	$(14,695)	100%	$102,539	$(19,716)	100%

Equities

During 2010, we increased our allocation to global equities by $110 million and recorded impairment charges of $9 million. Our equity portfolios consist of well diversified publicly traded common stocks and a foreign bond mutual fund. At December 31, 2010, no single common stock accounted for more than 2% of total equities, excluding the foreign bond mutual fund.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	December 31, 2010		December 31, 2009

Funds of hedge funds	$235,240	45.3%	$256,877	45.0%
Hedge funds	123,036	23.7%	94,630	16.6%

Total hedge funds	358,276	69.0%	351,507	61.6%

Long/short credit	82,846	16.0%	84,392	14.8%
Distressed securities	21,911	4.2%	22,957	4.0%

Total credit funds	104,757	20.2%	107,349	18.8%

CLO - equity tranched securities	56,263	10.8%	61,332	10.8%
Short duration high yield fund	-	0.0%	50,088	8.8%

Total other investments	$519,296	100%	$570,276	100.0%

The $7 million increase in our total hedge funds investment in 2010 reflects a $26 million increase in valuation due to continuing favorable global financial markets, partially offset by $19 million of net redemptions including proceeds from a fund closure. The decrease in our total credit funds investment was due to $16 million of cash distributions, partially offset by $14 million of improved valuations due to positive performance of its underlying loan collateral. Certain hedge and credit fund investments may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. Refer to Item 8, Note 5 (b) of our Consolidated Financial Statements for further details.

The $5 million decrease in the fair value of the CLO – Equities since December 31, 2009, was primarily due to $27 million of cash distributions received in 2010, offset partially by an improved valuation of $22 million primarily due to lower default rates than previously expected.

As previously noted, the short duration high yield fund was redeemed during 2010 and the cash proceeds of $53 million were used to partially fund a new segregated short duration high yield corporate debt portfolio managed by an external manager.

Restricted Investments

To support our insurance and reinsurance operations we provide collateral (fixed maturities and short-term investments) in various forms. We primarily utilize trust arrangements for U.S. insurance obligations, and to a lesser extent issue letters of credit, for reinsurance business. The new letter of credit facility (see ‘Liquidity and Capital Resources’) is secured with fixed maturity investments. We are also required to maintain securities on deposit with various regulatory authorities. The fair value of our restricted investments was as follows:

At December 31,	2010	2009

Collateral in Trust for inter-company agreements	$1,785,961	$1,592,014
Collateral for secured letter of credit facility	405,037	-
Collateral in Trust for third party agreements	217,905	173,547
Securities on deposit with regulatory authorities	87,657	72,081

Total restricted investments	$2,496,560	$1,837,642

The $659 million increase of restricted investments in 2010 was primarily due to the new secured letter of credit facility, whereas previously letters of credit were issued on an unsecured basis.

All of the above restricted investments are available to settle insurance and reinsurance liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage liquidity at both the holding company and operating subsidiary level. In recent years, global economic conditions deteriorated and financial markets experienced unprecedented volatility and disruption. This market turmoil affected (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and the performance of our investment portfolio.

Holding Company

As a holding company, AXIS Capital has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend on the availability of dividends or other statutorily permissible payments from its subsidiaries, such as a return of capital. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which AXIS Capital’s subsidiaries operate (refer to Item 8, Note 18, to the Consolidated Financial Statements for further information), as well as the need to maintain capital levels to adequately support insurance/reinsurance operations and preserve financial strength ratings issued by independent rating agencies. During 2010, AXIS Capital received $698 million (2009: $530 million; 2008: $430 million) of dividends from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to both common and preferred shareholders, stock repurchases, interest and principal payments on debt, capital investments in subsidiaries and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, which was over $1 billion at December 31, 2010, will provide AXIS Capital with sufficient liquidity for the foreseeable future.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash provided by (used in)	2010	2009	2008

Operating activities	$1,187,777	$849,856	$1,525,725
Investing activities	(687,790)	(1,478,871)	(633,313)
Financing activities	(351,661)	(321,924)	(408,129)
Effect of exchange rate changes on cash	(7,425)	41,972	(59,819)

Increase (decrease) in cash and cash equivalents	$140,901	$(908,967)	$424,464

Note: See Consolidated Statements of Cash Flows included in Item 8, ‘Financial Statements and Supplementary Data’, of this report for additional information.

•

Our 2009 cash flows from operating activities declined by $676 relative to 2008, primarily as the result of a $314 million increase in net paid losses, driven by claims on our credit and political risk business, as well as a non-recurring payment of $200 million to settle our insurance derivative contract. A reduction in net investment income from cash and fixed maturities also contributed to the decrease. Our 2010 cash flows from operating activities increased $338 million compared to 2009. The primary drivers of this increase were higher premium-related cash receipts, driven by gross premiums written increases, and lower reinsurance protection costs for our insurance segment largely driven by the previously mentioned changes in our reinsurance purchasing. Partially offsetting these increases were increased cash outflows for general and administrative expenses, previously noted, and an increase in our net paid losses as we continued to fund claim payments for lines of business impacted by the global financial crisis.

•

Our 2010 cash outflows from investing activities relates principally to the net purchase of fixed maturities of $0.6 billion (2009: $1.6 billion; 2008: $0.1 billion). During the latter part of 2008, in response to deteriorating financial market conditions, we increased our asset-allocation to cash and cash equivalents, while reducing our net purchasing of fixed maturities. As markets stabilized during 2009, we utilized our excess cash and cash equivalents to fund fixed maturity purchases and we continued to purchase fixed maturities in 2010. Refer to the ‘Cash and Investments’ section above.

•

Net cash flows used in financing activities in 2010 primarily relate to common share repurchases of $710 million ($699 million from the market, with the remainder from employees to satisfy withholding tax liabilities upon vesting of restricted stock awards and stock option exercises) (2009: $176 million; 2008: $291 million), dividends paid on common shares of $108 million (2009: $113 million; 2008: $106 million) and dividends paid on preferred shares of $37 million (2009: $37 million; 2008: $37 million). During 2010, this was partially offset by the $495 million net proceeds received from our senior notes issuance (discussed below and in Item 8, Note 10(a) of our Consolidated Financial Statements).

Our diversified underwriting portfolio has demonstrated an ability to withstand catastrophic losses; we have generated significant positive operating cash flows since our inception, despite the occurrence of multiple large hurricanes during this period. We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under most loss scenarios as well as our other contractual commitments through the foreseeable future. Refer to the ‘Contractual Obligations and Commitments’ section below for further information on our anticipated obligations.

In the unlikely event that paid losses accelerate beyond our ability to fund such payments from operating cash flows, we would utilize our cash and cash equivalent balances or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality, and highly liquid securities. We expect that, if necessary, approximately $8.9 billion of our December 31, 2010 cash and investments balance could be available in one to three business days. To provide some context, our modeled single occurrence 1-in-250 year period U.S. hurricane probable maximum loss, net of reinsurance, is approximately $1.5 billion. Refer to the ‘Risk and Capital Management’ section of Item 1 for further information. We regularly evaluate, through stress and scenario testing, our expected liquidity adequacy in extreme market and business conditions.

CAPITAL RESOURCES

In addition to common equity, we have utilized other external sources of financing, including debt, preferred shares and letters of credit to support our business operations. We believe that we hold sufficient capital to allow us to take advantage of profitable opportunities and to maintain our financial strength ratings, as well as to comply with various local statutory regulations. We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. The following table summarizes our consolidated capitalization position for the periods indicated:

At December 31,	2010	2009

Long-term debt	$994,110	$499,476

Preferred shares	500,000	500,000
Common equity	5,124,970	5,000,244

Shareholders’ equity	5,624,970	5,500,244

Total capital	$6,619,080	$5,999,720

Ratio of debt to total capital	15.0%	8.3%

Ratio of debt and preferred equity to total capital	22.6%	16.7%

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

Long-term Debt: Long-term debt represents the senior notes we issued during 2004 and 2010. For further information, refer to Item 8, Note 10(a) of the Consolidated Financial Statements. We used the net proceeds from our 2010 senior notes offering for general corporate purposes. The issuance of this debt was the principal driver of the increase in our ratios of debt to total capital and debt and preferred equity to total capital in 2010.

Preferred Shares: During 2005, we issued $250 million of Series A and $250 million of Series B preferred shares. For further information, refer to Item 8, Note 13(b) of the Consolidated Financial Statements.

Common Equity: The value of our common equity increased by $0.1 billion and $1.0 billion during 2010 and 2009, respectively, as outlined in the following table:

Year ended December 31,	2010	2009

Common equity - opening	$5,000,244	$3,961,041
Net income	856,723	497,886
Change in unrealized appreciation on available for sale investments, net of tax	74,364	828,320
Share repurchases	(709,583)	(175,909)
Common share dividends	(121,651)	(128,426)
Preferred share dividends	(36,875)	(36,875)
Share-based compensation	36,695	48,217
Foreign currency translation adjustment and other	25,053	5,990

Common equity - closing	$5,124,970	$5,000,244

Credit and Letter of Credit Facilities

Our syndicated $1.5 billion credit facility (the “Expired Facility”) was terminated in August 2010. Letters of credit outstanding under the Expired Facility at the time of termination remain valid until their expiry. As a condition of the execution of our new syndicated credit facility (discussed below), we agreed to provide collateral to secure our remaining letter of credit obligations under the Expired Facility. In order to preserve the letter of credit and liquidity capacity previously provided by the Expired Facility, we entered into two new facilities during 2010, as described below. Refer to Item 8, Note 10 (b) for additional information on our credit and letter of credit facilities.

Syndicated Credit Facility

During 2010, we entered into a three-year revolving $500 million credit facility (the “Syndicated Credit Facility”), which provides us with combined borrowing and letter of credit issuance capacity up to the aggregate amount of the facility. At our request, and subject to certain conditions, the aggregate commitment of this facility may be increased by up to $250 million. Interest on loans issued under this is payable based on underlying market rates at the time of loan issuance. While any loans are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. This facility is subject to certain covenants that we believe are customary for facilities of this type, including limitations on fundamental changes, the incurrence of additional indebtedness and liens, certain transactions with affiliates and investments, as defined in the facility documents. Compliance with certain financial covenants that we believe are customary for insurance and reinsurance companies in credit facilities of this type is also required. These covenants include:

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

At December 31, 2010, this facility required a minimum consolidated net worth of $3.820 billion and our actual consolidated net worth as calculated under the provisions of the Syndicated Credit Facility was $5.463 billion. We had a consolidated debt to total capital ratio, calculated in accordance with the Syndicated Credit Facility provisions, of 0.15 to 1 and each of our material insurance/reinsurance subsidiaries party to the agreement had an A.M. Best financial strength rating of A.

In the event of default, including a breach of the covenants outlined above, the lenders may exercise certain remedies including the termination of the facility, the declaration of all principal and interest amounts related to facility loans to be immediately due and the requirement that any outstanding letters of credit that we opted to obtained on an unsecured basis be collateralized.

Additionally, the facility allows for an adjustment to the level of pricing should AXIS Capital experience a change in its senior unsecured debt ratings.

Secured Letter of Credit Facility

During 2010, we entered into a secured $750 million letter of credit facility (the “LOC Facility” and, together with the Syndicated Credit Facility, the “Credit Facilities”). This facility may be terminated by the lender on December 31, 2013 upon thirty days prior notice. This facility is subject to certain covenants, including the requirement to maintain sufficient collateral to cover all of our obligations under the facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to the lender. In the event of default, the lender may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the facility to any or all of the participating operating subsidiaries.

The standby letters of credit we issue are principally issued in the normal course of business to certain U.S.-based insurance and reinsurance operations that purchase reinsurance protection from us. These letters of credit allow those operations to take credit, under U.S. insurance regulations, for the reinsurance obtained in jurisdictions where AXIS Capital’s subsidiaries are not licensed or otherwise admitted as an insurer. The value of our letters of credit outstanding is driven by, amongst other things, loss development on existing reserves, the payment pattern of such reserves, the expansion of business written by us and the loss experience of such business. In addition to letters of credit, we have established insurance trusts in the U.S. that provide certain clients with statutory relief under U.S. insurance regulations.

At December 31, 2010, we had $315 million, nil and $41 million of letters of credit outstanding under the secured letter of LOC Facility, the Syndicated Credit facility and the Expired Facility, respectively. Thus, outstanding capacity under the Credit Facilities was $935 million, not taking into consideration the $250 million potential increase in the amount available under the Syndicated Credit Facility. We were in compliance with all covenants of the Credit Facilities at the same date.

Share Repurchases

As part of our capital management program, our Board of Directors has authorized a share repurchase program. At December 31, 2010, the remaining authorization under the program was $593 million (refer to Item 5 ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities’ for additional information). The timing and amount of the additional repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Shelf Registrations

On March 18, 2010, we filed an unallocated universal shelf registration statement with the SEC, which became effective upon filing. Pursuant to the shelf registration, we may issue an unlimited amount of equity, debt, trust preferred securities, warrants, purchase contracts or a combination of those securities. Our intent and ability to issue securities pursuant to this registration statement will depend on market conditions at the time of any proposed offering.

Financial Strength Ratings

AXIS Capital and our operating subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including Standard & Poor’s, A.M. Best and Moody’s Investors Service. These ratings are publicly announced and are available directly from the agencies as well as on our Internet website.

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

The following are the most recent financial strength ratings from internationally recognized agencies in relation to our principal insurance and reinsurance subsidiaries:

Rating agency	Agency’s description of rating	Rating	Agency’s rating definition	Ranking of rating
Standard & Poor’s	An “opinion of the financial security characteristics of an insurance organization, with respect to the organization’s ability to pay under its insurance policies and contracts, in accordance with their terms”.	A+ (Stable)	“Strong financial security characteristics”	The ‘A’ grouping is the third highest out of nine major rating categories. The first seven major rating categories may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

A.M. Best	An “opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations”.	A (Stable)	“Excellent ability to meet ongoing insurance obligations”	The ‘A’ grouping is the third highest ratings category out of fifteen. Ratings outlooks (‘Positive’, Negative’ and ‘Stable’) are assigned to indicate a ratings potential direction over an intermediate term, generally defined as 12 - 36 months.

Moody’s Investors Service	“Opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations.”	A2 (Stable)	“Good financial security”	The ‘A’ grouping is the third highest out of nine rating categories. Each of the first seven rating categories is subdivided into three subcategories and Moody’s appends numerical modifiers ‘1’, ‘2’ and ‘3’ to indicate the subcategory. The ‘1’ modifier indicates that the obligation ranks in the higher end of the rating category, the ‘2’ modifier indicates a mid-category ranking and the ‘3’ modifier indicates a ranking in the lower end of the rating category.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table provides a breakdown of our contractual obligations and commitments at December 31, 2010 by period due:

	Payment Due By Period
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss and loss expense payments(1)	$7,032,375	$2,041,802	$2,314,796	$1,180,360	$1,495,417
Operating lease obligations(2)	121,830	18,909	40,397	31,837	30,687
Reinsurance purchase commitments(3)	50,893	50,893	-	-	-
SERPs payments(4)	24,337	1,224	2,560	2,717	17,836
Financing activities
Senior notes (including interest payments)(5)	1,394,063	58,125	116,250	587,500	632,188

Total	$8,623,498	$2,170,953	$2,474,003	$1,802,414	$2,176,128

(1)	We are obligated to pay claims for specified loss events covered by the insurance and reinsurance contracts we write. Such loss payments represent our most significant future payment obligation. In contrast to our other contractual obligations, our cash payments are not determinable from the terms specified within the underlying contracts. The total amount in the table above reflects our best estimate of our reserve for losses and loss expenses. However, the actual amounts and timing may differ materially; refer to the ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ for further information. We have not taken into account corresponding reinsurance recoverable amounts that would be due to us. Given the limited loss development pattern information specific to our experience, we have estimated the timing of payment by applying industry benchmark payout patterns to each underlying reserving class.
(2)	We lease office space in a number of locations, with such leases expiring at varying dates. We renew and enter into new leases in the ordinary course of business, as required.
(3)	During 2010, we purchased reinsurance protection for our insurance lines of business. The minimum premiums for this protection are payable in advance on a quarterly basis.
(4)	We have Supplemental Executive Retirement Plans (“SERPs”) for two senior executives. For further information, refer to Item 8, Note 14(b) to the Consolidated Financial Statements.
(5)	For further details on the terms of on our senior unsecured debt, refer to Item 8, Note 10(a) to the Consolidated Financial Statements.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Overview

We believe the most significant accounting judgment we make is the estimate of our reserve for losses and loss expenses (“loss reserves”). Our loss reserves represent management’s estimate of the unpaid portion of our ultimate liability for losses and loss expenses (“ultimate losses”) for insured and reinsured events that have occurred at or before the balance sheet date. Our loss reserves reflect both claims that have been reported to us (“case reserves”) and claims that have been incurred but not yet reported to us (“IBNR”). Our loss reserves represent our best estimate of what the ultimate settlement and administration of claims will cost, based on our assessment of facts and circumstances known at that particular point in time.

Loss reserves are not an exact calculation of liability but instead are complex estimates. The process of estimating loss reserves involves a number of variables (see ‘Selection of Reported Reserves (Management’s Best Estimate)’ section below for further details). We review our estimate of loss reserves each reporting period and consider all significant facts and circumstances then known. As additional experience and other data become available and/or laws and legal interpretations change, we may adjust our previous estimates of loss reserves; these adjustments are recognized in the period they are determined and, therefore, can impact that period’s underwriting results either favorably (when reserves established in prior periods prove to be redundant) or adversely (when reserves established in prior periods prove to be deficient).

Case Reserves

With respect to our insurance operations, we are generally notified of insured losses by our insureds and/or their brokers. Based on this information, our claims personnel estimate our ultimate losses arising from the claim, including the cost of administering the claims settlement process. These estimates reflect the judgment of our claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of legal counsel, loss adjusters and other relevant consultants.

For our reinsurance business, case reserves for reported claims are generally established based on reports received from ceding companies and/or their brokers. For excess of loss contracts, we are typically notified of insured losses on specific contracts and record a case reserve for the estimated ultimate liability arising from the claim. With respect to contracts written on a proportional basis, we typically receive aggregated claims information and record a case reserve based on that information. However, our proportional reinsurance contracts typically require that pre-defined large losses be separately notified so that we can adequately evaluate them. Our claims department evaluates each specific loss notification we receive and records additional case reserves when a ceding company’s reserve for a claim is not considered adequate.

In deciding whether to provide treaty reinsurance, we carefully review and analyze a cedant’s underwriting and risk management practices to ensure appropriate underwriting, data capture and reporting procedures. We also undertake an extensive program of cedant audits, using outsourced legal and industry experience where necessary. This allows us to review cedants’ claims administration to ensure reserves are consistent with exposures, adequately established and properly reported in a timely manner and also allows us to verify that claims are appropriately handled.

IBNR

The estimation of IBNR is necessary due to the time lags between when a loss event occurs and when it is actually reported to us, referred to as the reporting lag. Reporting lags may arise from a number of factors, including but not limited to the nature of the loss, the use of intermediaries and complexities in the claims adjusting process. By definition, we do not have specific information on IBNR so it must be estimated. IBNR is calculated by deducting incurred losses (i.e. paid losses and case reserves) from management’s best estimate of ultimate losses. In contrast to case reserves, which are established at the contract level, IBNR reserves are generally estimated at an aggregate level and cannot be identified as reserves for a particular loss event or contract. Refer to the ‘Reserving For Significant Catastrophic Events’ section for additional information on reserving for such events.

Reserving Process

Sources of Information

Our quarterly reserving process begins with the collection and analysis of paid and incurred claim data for each of our segments. The segmental data is disaggregated by reserving class and further disaggregated by accident year (i.e. the year in which the loss event occurred). We use underwriting year information (i.e. the year in which the contract incepted) to analyze some of our proportional treaties and subsequently allocate reserves to the respective accident years. Our reserving classes are selected to ensure that the underlying contracts have homogeneous loss development characteristics, while remaining large enough to make the estimation of trends credible. We review our reserving classes on a regular basis and adjust them over time as our business evolves. This data serves as a key input to many of the methods employed by our actuaries. Given our relatively limited operating history, this data is also supplemented with industry benchmarks. The relative weights assigned to our own historical loss data versus industry data vary according to the length of the development profile for the reserving class being evaluated. At present, we generally give more weight to our own experience (and, correspondingly, less weight to industry data) for reserving classes with short and medium claim tails; the converse is true for reserving classes with longer claim tails. (See ‘Claim Tail Class Analysis’ for more detailed information by claim tail class.)

Actuarial Analysis

Multiple actuarial methods are available to estimate ultimate losses. Each method has its own assumptions and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all reserving classes. The relative strengths and weakness of the particular estimation methods when applied to a particular group of claims can also change over time.

The following is a brief description of the reserve estimation methods commonly employed by our actuaries and a discussion of their particular strengths and weaknesses:

•

Expected Loss Ratio Method (“ELR”): This method estimates ultimate losses for an accident year by applying an expected loss ratio to the earned premium for that accident year. Generally, expected loss ratios are based on one or more of (a) an analysis of historical loss experience to date, (b) pricing information and (c) industry data, adjusted as appropriate, to reflect changes in rates and terms and conditions. This method is insensitive to actual incurred losses for the accident year in question and is, therefore, often useful in the early stages of development when very few losses have been incurred. Conversely, the lack of sensitivity to incurred/paid losses for the accident year in question means that this method is usually inappropriate in later stages of that accident year’s development.

•

Loss Development Method (also referred to as the Chain Ladder Method or Link Ratio Method): This method assumes that the losses incurred/paid for each accident year at a particular development stage follow a relatively similar pattern. It assumes that on average, every accident year will display the same percentage of ultimate losses incurred/paid at the same point in time after the inception of the accident year. The percentages incurred/paid are established for each development stage (e.g. 12 months, 24 months, etc.) after examining historical averages from historical loss development data and/or external industry benchmark information. Ultimate losses are then estimated by multiplying the actual incurred/paid losses by the reciprocal of the established incurred/paid percentage. The strengths of this method are that it reacts to loss emergence/payments and that it makes full use of historical claim emergence/payment experience. However, this method has weaknesses when the underlying assumption of stable loss development/payment patterns is not valid. This could be the consequence of changes in business mix, claim inflation trends or claim reporting practices and/or the presence of large claims, amongst other things. Furthermore, this method tends to produce volatile estimates of ultimate losses where there is volatility in the underlying incurred/paid patterns. In particular, where the expected percentage of incurred/paid losses is low, small deviations between actual and expected claims can lead to very volatile estimates of ultimate losses. As a result, this method is often unsuitable at early development stages of an accident year.

•

Bornhuetter-Ferguson Method (“BF”): This method can be seen as a combination of the ELR and Loss Development Methods, under which the Loss Development Method is given progressively more weight as an accident year matures. The main advantage of the BF Method is that it provides a more stable estimate of ultimate losses than the Loss Development Method at earlier stages of development, while remaining more sensitive to emerging loss development than the ELR Method. In addition, the BF Method allows for the incorporation of external market information through the use of expected loss ratios, whereas the Loss Development Method does not incorporate such information.

As part of our quarterly loss reserve review process, our actuaries employ the estimation method(s) that they believe will produce the most reliable estimate of ultimate losses, at that particular evaluation date, for each reserving class and accident year combination. Often, this is a blend (i.e. weighted average) of the results of two or more appropriate actuarial methods. These ultimate loss estimates are generally utilized to evaluate the adequacy of our ultimate loss estimates for previous accident years, as established in the prior reporting period. For the initial estimate of the current accident year, the available claim data is typically insufficient to produce a reliable estimate of ultimate losses. As a result, our initial estimate for an accident year is generally based on the ELR Method. The initial ELR for each reserving class is established collaboratively by our actuaries, underwriters and management at the start of the accident year as part of the planning process, taking into consideration prior accident years’ experience and industry benchmarks, adjusted after considering factors such as exposure trends, rate differences, changes in contract terms and conditions, business mix changes and other known differences between the current accident year and prior accident years. The initial expected loss ratios for a given accident year may be modified over time if the underlying assumptions, such as loss development or premium rate changes, differ from the original assumptions.

Reserving for Credit and Political Risk Business

Our credit and political risk insurance business consists primarily of credit insurance and confiscation, expropriation, nationalization and deprivation coverages (“CEND”). Claims for this business tend to be characterized by their severity risk, as opposed to their frequency risk. Therefore, claim payment and reporting patterns are anticipated to be volatile. Under the notification provisions of our credit insurance, we anticipate being advised of an insured event within a relatively short time period. As a result, we generally estimate ultimate losses based on a contract-by-contract analysis which considers the contracts’ terms, the facts and circumstances of underlying loss events and qualitative input from claims managers.

An important and distinguishing feature of many of these contracts, though, is our contractual right, subsequent to payment of a claim to our insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to our credit and political risk loss reserves. The lag between the date of a claim payment and our ultimate recovery from the corresponding security can result in negative case reserves at a point in time (as was the case at December 31, 2010 and 2009). The nature of the underlying collateral is specific to each transaction and we also estimate the value of this collateral on a contract-by-contract basis. This valuation process is inherently subjective and involves the application of management’s judgment because active markets for the collateral often do not exist. Our estimates of value are based on numerous inputs, including information provided by our insured, as well as third party sources including rating agencies, asset valuation specialists and other publicly available information. We also assess any post-event circumstances, including restructurings, liquidations and possession of asset proposals/agreements.

In some instances, upon becoming aware of a loss event related to our credit and political risk business, we negotiate a final settlement of all of our policy liabilities for a fixed amount. In most circumstances, this occurs when the insured moves to realize the benefit of the collateral that underlies the insured loan or facility and presents us with a net settlement proposal that represents a full and final payment by us under the terms of the policy. In consideration for this payment, we secure a cancellation of the policy, or a release of all claims, and waive our right to pursue a recovery of these settlement payments against the security that may have been available to us under the insured loan or facility agreement. In certain circumstances, cancellation by way of net settlement or full payment can result in an adjustment of the net premium to be received and earned on the policy.

Reserving For Significant Catastrophic Events

We cannot estimate losses from widespread catastrophic events, such as hurricanes, using the traditional actuarial methods described above. Rather, loss reserves for such events are estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially be impacted by the catastrophic event. This in-depth analysis may rely on several sources of information, including: (1) estimates of the size of insured industry losses from the catastrophic event and our corresponding market-share; (2) a review of our portfolio of contracts performed to identify those contracts which may be exposed to the catastrophic event; (3) a review of modeled loss estimates based on information previously reported by customers and brokers, including exposure data obtained during the underwriting process; (4) discussions of the impact of the event with our customers and brokers and (5) catastrophe bulletins published by various independent statistical reporting agencies. We generally use a blend of these information sources to arrive at our aggregate estimate of the ultimate losses arising from the catastrophic event. In subsequent reporting periods, we review changes in paid and incurred losses in relation to each significant catastrophe and adjust our estimates of ultimate losses for each event if there are developments that are different from our previous expectations; such adjustments are recorded in the period in which they are identified.

There are additional risks affecting our ability to accurately estimate ultimate losses for catastrophic events. For example, the estimation of loss reserves related to hurricanes and earthquakes can be affected by factors including but not limited to: the inability to access portions of impacted areas, infrastructure disruptions, the complexity of factors contributing to losses, legal and regulatory uncertainties, complexities involved in estimating business interruption losses and additional living expenses, the impact of demand surge, fraud and the limited nature of information available. For hurricanes, additional complex coverage factors may include determining whether damage was caused by flooding versus wind, evaluating general liability and pollution exposures, and mold damage. The timing of a catastrophe, for example near the end of a reporting period, can also affect the level of information available to us to estimate reserves for that reporting period.

Key Actuarial Assumptions

The use of the above actuarial methods requires us to make certain explicit assumptions, the most significant of which are: (1) expected loss ratios and (2) loss development patterns.

We began operations in late 2001. In our earlier years, we placed significant reliance on industry benchmarks in establishing our expected loss ratios. Over time, we have placed more reliance on our historical loss experience in establishing these ratios where we believe the weight of our own actual experience has become sufficiently credible for consideration. The weight given to our experience differs for each of our three claim tail classes and is discussed further in the ‘Claim Tail Analysis’ section below. In establishing expected loss ratios for our insurance segment, we give consideration to a number of other factors, including exposure trends, rate adequacy on new and renewal business, ceded reinsurance costs, changes in claims emergence and our underwriters’ view of terms and conditions in the market environment. For our reinsurance segment, expected loss ratios are based on a contract-by-contract review, which considers information provided by clients together with estimates provided by our underwriters and actuaries about the impact of changes in pricing, terms and conditions and coverage. We also consider the market experience of an independent actuarial firm, as appropriate.

Similarly, we also placed significant reliance on industry benchmarks in selecting our loss development patterns in earlier years. Over time, we have given varying degrees of weight given to our own historical loss experience, as further discussed in the ‘Claim Tail Analysis’ section.

Selection of Reported Reserves (Management’s Best Estimate)

Our quarterly reserving process involves the collaboration of our underwriting, claims, actuarial, legal and finance departments, includes various segmental committee meetings and culminates with the approval of a single point best estimate by our Group Reserving Committee, which comprises senior management. Informed judgment is applied throughout the process to consider many qualitative factors that may not be fully captured in the actuarial estimates. Such factors include, but are not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information due to our relatively short operating history. While these qualitative factors are considered in arriving at the point estimate, no specific provisions for qualitative factors are established.

The quarterly evaluation process also includes consultation with an independent actuarial firm. The work performed by the actuarial firm is an important part of the reserving process. We compare our recorded loss reserves to those estimated by the actuarial firm to determine whether our single point best estimate is reasonable. On an annual basis, the independent actuarial firm provides an actuarial opinion on the reasonableness of our loss reserves for each of our operating subsidiaries; such actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm discusses its conclusions with management and presents its findings to our Board of Directors.

Claim Tail Analysis

The following table shows our total loss reserves for each of our reportable segments, segregated between case reserves and IBNR and by significant line of business. This table is presented on a gross basis and, therefore, does not include the benefit of reinsurance recoveries.

	2010			2009
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property	$295,669	$206,139	$501,808	$318,418	$197,022	$515,440
Marine	147,250	151,400	298,650	156,909	155,008	311,917
Aviation	25,054	41,978	67,032	28,729	47,322	76,051
Credit and Political Risk	(129,953)	106,788	(23,165)	(40,928)	215,031	174,103
Professional Lines	335,069	1,371,700	1,706,769	264,735	1,305,842	1,570,577
Liability	174,282	785,154	959,436	172,954	681,638	854,592
Other	85	1,388	1,473	-	-	-

Total Insurance	847,456	2,664,547	3,512,003	900,817	2,601,863	3,502,680

Reinsurance segment:
Catastrophe and Property	564,282	463,552	1,027,834	370,653	467,281	837,934
Credit and Bond	69,488	140,560	210,048	88,476	131,038	219,514
Professional Lines	223,277	742,024	965,301	185,586	688,832	874,418
Motor	252,047	236,483	488,530	229,132	190,199	419,331
Liability	140,934	687,725	828,659	120,633	589,623	710,256

Total Reinsurance	1,250,028	2,270,344	3,520,372	994,480	2,066,973	3,061,453

Total	$2,097,484	$4,934,891	$7,032,375	$1,895,297	$4,668,836	$6,564,133

In order to capture the key dynamics of our loss reserve development and potential volatility, our reserving classes should be considered according to their potential expected length of loss emergence and settlement, generally referred to as the “tail”. We consider our business to consist of three claim tail classes: short-tail, medium-tail and long-tail. Below is a discussion of the specifics of our loss reserve process as they apply to each claim tail class, as well as commentary on the factors contributing to our historical loss reserve development for each class. Favorable development on prior accident year reserves indicates that our current estimates are lower than our previous estimates, while adverse development indicates that our current estimates are higher than our previous estimates.

Short-Tail Business

Our short-tail business generally includes exposures for which losses are usually known and paid within a relatively short period of time after the underlying loss event has occurred. Our short-tail business primarily relates to property coverages and includes the majority of our property, terrorism and marine classes within our insurance segment, together with the property, catastrophe and crop classes within our reinsurance segment.

The initial estimates of our ultimate losses for our short-tail business in our early accident years were developed primarily with reference to industry benchmarks for both expected loss ratios and loss development patterns. Over time, our own historical loss experience has increased and, therefore, gained credibility and became relevant for consideration in our loss reserve estimation process. As a result, commencing in 2005, we have gradually increased the weighting assigned to our own historical experience in selecting the expected loss ratios and loss development patterns utilized to establish our initial estimates of ultimate losses. Given that our own loss experience has generally been more favorable than we expected based on industry benchmarks, the incorporation of this data has generally led to a reduction in our loss ratios and the recognition of favorable development on prior accident years. See ‘Underwriting Results – Group – Prior Period Development’ for a discussion of the net favorable development recognized when re-estimating our ultimate losses for our short-tail business in the last three years.

As claims on this business are generally reported to us in close proximity to the loss event, by the end of any particular accident year we have received data on a number of loss events and utilize the BF Method to establish loss reserves. Due to the relatively short reporting and settlement pattern for our short-tail business, our subsequent re-estimates of ultimate losses respond quickly to actual developments in claims reported to us. The majority of the development in our initial estimates for short-tail business is recognized in the subsequent one to three years. As a result, our estimates of ultimate losses for our short-tail business for our most recent accident years are subject to greater uncertainty than those for more mature accident years.

Although our estimates of ultimate losses for our short-tail business are inherently less uncertain than for our medium and long-tail business, significant judgment is still required. For example, because much of our excess insurance and excess of loss reinsurance business has high attachment points, it is often difficult to estimate whether claims will exceed those attachment points. Also, the inherent uncertainties relating to catastrophe events previously discussed, together with our typically large line sizes, further add to the complexity of estimating our potential exposure. In addition, we use managing general agents and other producers for certain business within our insurance segment; this can delay the reporting of loss information to us.

Medium-Tail Business

Our medium-tail business primarily consists of professional lines insurance and reinsurance and trade credit and bond reinsurance business. Certain other classes, including aviation hull and offshore energy insurance and engineering reinsurance, are also considered to have a medium-tail. Claim reporting and settlement periods on these reserving classes are generally longer than those of our short-tail reserving classes. We also consider our credit and political risk insurance business to have a medium tail, due to the complex nature of claims and the potential additional time that may be required to realize our subrogation assets.

Our initial estimates of ultimate losses for a given accident year are generally established by application of the ELR Method, due to the longer claim reporting and settlement periods for this business. We generally utilized industry expected loss ratio benchmarks to establish our initial estimates of ultimate losses for our earlier accident years. Due to the longer claim tail, the length of time required to develop our own credible historical loss history for utilization in the loss reserving process is greater for our medium-tail business than for our short-tail business. As a result, the number of accident years where we relied heavily on industry benchmarks to estimate our initial ultimate losses for our medium-tail business is greater. Our reserving approach for medium-tail business is tailored by line of business, with our significant lines being specifically addressed below.

Professional Lines Insurance/Reinsurance

For our professional lines business, claim payment and reporting patterns are typically medium to long tail in nature. The underlying business is predominantly written on a claims-made basis, with the majority of reinsurance treaties being written on a risks attaching basis. Generally, when we believe the percentage of incurred losses for a particular accident year has reached 70% of ultimate losses, we gradually transition to sole reliance on the BF Method over the course of the next two calendar years.

Our transition from the ELR Method for estimating professional lines ultimate losses began during 2008, when we commenced the gradual transition from the ELR Method to the BF Method for the 2004 and prior accident years. As our loss history continues to develop, additional accident years are included in the transition process; at the end of 2010, the transition had begun for the 2007 and prior accident years. This transition means that our own historical loss experience is gradually incorporated when we re-estimate our ultimate losses for these accident years. As our actual loss experience has generally been more favorable than we expected when establishing the initial expected loss ratios, this transition has generally resulted in the recognition of net favorable prior period reserve development over the last three years. However, during 2009, we strengthened our 2008 accident year reserves in response to the continuing economic downturn. (See ‘Underwriting Results – Group – Prior Period Development’ for further details). As a result of the global financial crisis, there continues to be relatively high levels of uncertainty around ultimate losses for the 2007-2009 accident years. This is mainly attributable to both the higher than average volume of reported claims on these years, as well as the higher proportion of open claims, relative to earlier accident years at the same stage of development. As a result, loss development patterns on these accident years may ultimately differ from prior years.

Our estimates of ultimate losses for more recent accident years continue to rely on the ELR Method. We are progressively giving more weight to our own experience when establishing our expected loss ratios. Our assumed loss development patterns for this business continue to be based primarily on industry benchmarks.

Trade Credit and Bond Reinsurance

For our trade credit and bond reinsurance business, we gradually transition from sole reliance on the ELR Method to the BF Method starting after two years for trade credit business and three years for bond reinsurance business.

Credit and Political Risk Insurance

Refer to the previous discussion of this business under ‘Reserving Process – Actuarial Analysis’ above for a discussion of specific loss reserve issues related to this business. When considering prior accident year reserve development for this line of business, it is important to consider that the multi-year nature of the credit business distorts loss ratios when a single accident year is considered in isolation. In recent years, the average term of these contracts has been four to five years. The premiums we receive are generally earned evenly over the contract term, thus spanning multiple accident years. In contrast, losses incurred on these contracts, which can be characterized as low in frequency and high in severity, are reflected in a single accident year.

As previously described, the estimation of the value of our recoveries on credit and political risk business requires significant management judgment. At December 31, 2010, our total estimated recoveries on credit insurance business were $163 million, of which $135 million related to contracts where we had already paid losses, $19 million related to contracts where case reserves were recognized and $9 million related to IBNR reserves. Comparatively, at December 31, 2009, our estimated recoveries were $340 million, with $87 million, $160 million and $93 million relating to paid losses, case reserves and IBNR, respectively. The overall reduction in 2010 reflects the settlement of certain claims, the realization of recoveries for certain claims and the reduction in recovery estimates (see ‘Underwriting Results – Group – Prior Period Development’ for further details).

Long-Tail Business

In contrast to our short and medium-tail business, the claim tail for our long-tail business is expected to be notably longer, as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. Our long-tail business primarily relates to liability business written in our insurance and reinsurance segments, as well as motor reinsurance business.

As a general rule, our estimates of accident year ultimate losses for our long-tail business are notably more uncertain than those for our short and medium-tail business. Factors that contribute additional uncertainty to estimates for our long-tail business include, but are not limited to:

•	The more significant weight given to industry benchmarks in forming our estimates.

•	Inherent uncertainties about loss trends, claims inflation (e.g. medical, judicial, social) and general economic conditions; and

•	The possibility of future litigation, legislative or judicial change that may impact future loss experience relative to the prior industry loss experience relied upon in reserve estimation.

Given our relatively short operating history, we do not believe that our own historical loss development for our long-tail business has amassed an appropriate volume to serve as a credible input to the actuarial methodologies previously outlined. As a result, we have predominantly used the ELR Method to derive our initial estimated ultimate loss ratios for all accident years. Our expected loss ratios have been derived almost exclusively from industry benchmarks, rather than our own historical experience. While we utilize industry benchmarks that we believe reflect the nature and coverage of our business, our actual loss experience may differ from industry benchmarks that are based on averages.

As part of our quarterly reserving process, we monitor actual paid and incurred loss emergence relative to expected loss emergence based on industry-benchmark loss development patterns. At this stage, we generally believe that it remains too early to recognize any potentially favorable loss emergence that may be noted through this analysis. However, the drivers of any unfavorable loss emergence are investigated and, as a result, may lead to an immediate recognition of adverse development.

Sensitivity Analysis

While we believe that our loss reserves at December 31, 2010 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause our reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.

Our expected loss ratios are a key assumption in our estimate of ultimate losses for business at an early stage of development. All else remaining equal, a higher expected loss ratio would result in a higher ultimate loss estimate, and vice versa. Our assumed loss development patterns are another significant assumption in estimating our loss reserves. All else remaining equal, accelerating a loss reporting pattern (i.e. shortening the claim tail) would result in lower ultimate losses, as the estimated proportion of losses already incurred would be higher. The uncertainty in the timing of the emergence of claims (i.e. the length of the development pattern) is generally greater for a company like ours with a limited operating history which, therefore, must rely on industry benchmarks to a certain extent when establishing loss reserve estimates.

The following tables show the effect on our estimate of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate our gross loss reserves at December 31, 2010:

INSURANCE

Development Pattern	Expected Loss Ratio

Property	5% lower	Unchanged	5% higher
3 months shorter	$(23,258)	$(18,849)	$(14,441)
Unchanged	(5,351)	-	5,351
3 months longer	31,676	38,976	46,275

Marine	5% lower	Unchanged	5% higher
3 months shorter	$(16,208)	$(10,793)	$(5,379)
Unchanged	(5,954)	-	5,954
3 months longer	9,232	15,985	22,739

Aviation	5% lower	Unchanged	5% higher
3 months shorter	$(4,462)	$(2,894)	$(1,326)
Unchanged	(1,713)	-	1,713
3 months longer	2,086	3,999	5,911

Credit and Political Risk	10% lower	Unchanged	10% higher
3 months shorter	$(20,200)	$-	$20,200
Unchanged	(20,200)	-	20,200
3 months longer	(20,200)	-	20,200

Professional Lines	10% lower	Unchanged	10% higher
6 months shorter	$(225,008)	$(71,236)	$83,116
Unchanged	(157,559)	-	161,599
6 months longer	(66,014)	94,894	266,656

Liability	10% lower	Unchanged	10% higher
6 months shorter	$(127,246)	$(14,106)	$83,920
Unchanged	(99,437)	-	99,437
6 months longer	(82,854)	18,425	128,459

REINSURANCE

Development Pattern	Expected Loss Ratio

Catastrophe, Property and Other	5% lower	Unchanged	5% higher
3 months shorter	$(87,189)	$(37,810)	$11,569
Unchanged	(51,270)	-	51,270
3 months longer	(7,161)	46,430	100,022

Credit and Bond	10% lower	Unchanged	10% higher
6 months shorter	$(31,417)	$(8,742)	$13,933
Unchanged	(24,122)	-	24,122
6 months longer	(11,024)	15,537	42,098

Professional Lines	10% lower	Unchanged	10% higher
6 months shorter	$(113,461)	$(33,922)	$45,617
Unchanged	(85,959)	-	85,959
6 months longer	(58,872)	33,553	125,977

Motor	10% lower	Unchanged	10% higher
6 months shorter	$(53,250)	$-	$53,250
Unchanged	(53,313)	-	53,313
6 months longer	(53,414)	29	53,472

Liability	10% lower	Unchanged	10% higher
6 months shorter	$(92,222)	$(587)	$91,047
Unchanged	(92,027)	-	92,027
6 months longer	(91,856)	597	93,049

The results show the cumulative increase (decrease) in our loss reserves across all accident years. For example, if our assumed loss development pattern for our property insurance business was three months shorter with no accompanying change in our ELR assumption, our loss reserves may decrease by approximately $19 million. Each of the impacts set forth in the tables is estimated individually, without consideration for any correlation among key assumptions or among reserving classes. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our own historical data regarding variability is generally limited and actual variations may be greater or less than these amounts. It is also important to note that the variations are not meant to be a “best-case” or “worst-case” series of scenarios and, therefore, it is possible that future variations in our loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

REINSURANCE RECOVERABLE

In the normal course of business, we purchase reinsurance to protect our business from losses due to exposure aggregation and to limit ultimate losses from catastrophic events. The purchase of reinsurance does not discharge our liabilities under contracts written by us. Consequently, an exposure exists with respect to reinsurance recoverable to the extent that any of our reinsurers is unwilling or unable to pay our claims.

The following table shows the composition of our reinsurance recoverable on unpaid losses for each of our reportable segments, segregated between those related to case reserves and those related to IBNR and by significant line of business:

	2010			2009
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total
Insurance segment:
Property	$134,022	$49,946	$183,968	$144,401	$61,053	$205,454
Marine	46,448	41,193	87,641	20,952	39,544	60,496
Aviation	501	66	567	-	1,548	1,548
Credit and Political Risk	-	-	-	-	-	-
Professional Lines	154,237	505,271	659,508	109,700	478,844	588,544
Liability	96,806	465,319	562,125	94,406	392,695	487,101
Other	-	3	3	-	-	-

Total Insurance	432,014	1,061,798	1,493,812	369,459	973,684	1,343,143

Reinsurance segment:
Catastrophe and Property	-	-	-	-	-	-
Credit and Bond	-	-	-	-	-	-
Professional Lines	-	433	433	-	790	790
Motor	-	-	-	-	-	-
Liability	-	46,388	46,388	-	37,125	37,125

Total Reinsurance	-	46,821	46,821	-	37,915	37,915

Total	$432,014	$1,108,619	$1,540,633	$369,459	$1,011,599	$1,381,058

The recognition of reinsurance recoverable on unpaid losses and loss expenses requires two key estimates. The first estimate is the amount of loss reserves to be ceded to our reinsurers. This amount consists of two elements, those related to our gross case reserves and those related to our gross IBNR. Reinsurance recoveries related to our gross case reserves are estimated on a case-by-case basis by applying the terms of any applicable reinsurance coverage to our individual case reserve estimates. Our estimate of ceded IBNR is generally developed as part of our loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR. Estimates of amounts to be ceded under non-proportional reinsurance contracts also take into account pricing information for those contracts and require greater judgment than estimates for proportional contracts.

The second estimate is the amount of reinsurance recoverable on unpaid and paid losses that we will ultimately be unable to recover from reinsurers. The majority of our reinsurance recoverable on unpaid losses will not be due for collection until some point in the future. As a result, the amount we ultimately collect may differ from our estimate due to the ability and willingness of reinsurers to pay our claims. This willingness may be negatively impacted by factors such as insolvency, a contractual dispute over contract language or coverage and/or other reasons. Additionally, over the period of time before the amounts become due to us, economic conditions and/or operational performance of a particular reinsurer may deteriorate and this could also affect the willingness and ability of a reinsurer to meet their contractual obligations to us. Accordingly, we review our reinsurance recoverable on a quarterly basis and estimate and record an offsetting provision for uncollectible amounts. Any changes in this provision are reflected in net income. We are selective in choosing our reinsurers, placing reinsurance principally with reinsurers with a strong financial condition and industry ratings.

We apply case-specific provisions against certain recoveries that we deem unlikely to be collected in full. In addition, we use a default analysis to estimate our provision for uncollectible amounts on the remainder of the balance. The principal components of the default analysis are reinsurance recoverable by reinsurer and default factors applied to estimate uncollectible amounts based on our reinsurers’ credit ratings. The default factors are based on a model developed by a major rating agency. The provision recorded against reinsurance recoverable was $17 million and $23 million at December 31, 2010 and 2009, respectively. We have not written off any significant reinsurance recoverable balances in the last three years. At December 31, 2010, the use of different assumptions within our approach could have a material effect on our provision for uncollectible reinsurance recoverable. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on our provision.

See Item 8, Note 8 to the Consolidated Financial Statements for an analysis of reinsurance recoverable and valuation provision by segment. For an analysis of the credit risk associated with our reinsurance recoverable balances at December 31, 2010, refer to Item 8, Note 11 to the Consolidated Financial Statements.

PREMIUMS

Our revenue is generated primarily by gross premiums written from our underwriting operations. The basis for the amount of gross premiums recognized varies by the type of contract we write.

Insurance Segment

For the majority of our insurance business, we receive a fixed premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium will be adjusted only if the underlying insured values adjust. Accordingly, we actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable. Gross premiums written on a fixed premium basis accounted for approximately 97%, 96% and 95% of the segment’s total for the years ended December 31, 2010, 2009 and 2008, respectively. A portion of this business is written through managing general agents (“MGAs”), third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, we record premiums based on monthly statements received from the MGAs. Due to inherent reporting delays on this business bound by third parties, we generally record premiums written via MGAs one month in arrears. In the event an individual statement, which is considered significant, is not received we would record our best estimate based upon our historical experience.

A limited portion of our insurance business is written on a line slip or proportional basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on an estimate provided by the client via the broker. For further details on the estimation process, see the discussion provided for the reinsurance segment below. We review these estimates on a quarterly basis and record significant adjustments in premium estimates when identified. Gross premiums written on a line slip/proportional basis comprised 3%, 4% and 5% of the segment’s total for the years ended December 31, 2010, 2009 and 2008, respectively, and therefore the associated impact of these estimates on our pre-tax net income was immaterial.

In our credit and political risk line of business, we write certain policies on a multi-year basis with premiums generally payable in installments. We record premiums at the inception of the policy based on our best estimate of total premiums to be received over the policy term and exclude premiums for the period during which the client has the ability to unilaterally commute or cancel coverage. Furthermore, certain contracts within this line of business are deemed financial guarantee insurance contracts. In accordance with the new accounting guidance issued for these contracts effective January 1, 2009, we record premiums based on the present value of the contractual premiums due or expected to be collected using a discount rate that reflects the risk-free rate at the inception of contract. The determination of the applicability of this new accounting guidance to certain credit and political risk contracts requires significant management judgment due to the interpretation of the scope exemption for insurance contracts that are similar to financial guarantee insurance contracts. For the years ended December 31, 2010 and 2009, our total premiums from financial guarantee insurance contracts were immaterial in the context of total gross premiums written for the segment. At December 31, 2010, the average duration of the outstanding unearned premiums written for our credit and political line of business was 4.6 years (2009: 4.7 years).

Reinsurance Segment

We provide excess of loss and proportional coverage to cedants. In most cases, cedants (i.e. insurance companies) seek protection from us for business that they have not yet written at the time they enter into agreements with us. As a result, cedants must estimate their underlying premiums when purchasing reinsurance coverage from us.

Our excess of loss reinsurance contracts with cedants generally include provisions for a deposit or minimum premium payable to us. The minimum/deposit premium is generally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. Minimum/deposit premiums generally cover the majority of premiums due under excess of loss contracts, with the adjustable portion typically comprising an insignificant portion of the total premium receivable by us. Therefore, the deposit/minimum premiums are generally considered to be the best estimate of the reinsurance contracts’ written premiums at inception. We record adjustments to the deposit/minimum premiums in the period during which they become determinable. Excess of loss contracts accounted for 55%, 60% and 67% of our reinsurance segment’s total gross premiums written for the years ended December 31, 2010, 2009 and 2008, respectively.

Many of our excess of loss contracts also include provisions that require an automatic reinstatement of coverage in the event of a loss. In a year of large loss events, reinstatement premiums will be higher than in a year in which there are no such events. Reinstatement premiums are recognized when a triggering loss event occurs and losses are recorded by us. While the reinstatement premium amount is defined by contract terms, our recognition of reinstatement premiums is dependent on our estimate of losses and loss expenses, which reflect management’s best judgment as described above in ‘Reserves for Losses and Loss Expenses’.

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

As a result of this review process, any adjustments to estimates are recognized in gross premiums written during the period they are determined. Such changes in premium estimates could be material and the resulting adjustments may directly and significantly impact net premiums earned favorably or unfavorably in the period they are determined because the estimated premium may be substantially or fully earned. Proportional contracts accounted for 45%, 40% and 33% of our reinsurance segment’s gross premiums written for the years ended December 31, 2010, 2009 and 2008, respectively.

We made estimates on proportional treaties incepting during the year as follows:

Year ended December 31,	2010	2009	2008

Catastrophe	$5,187	$1,980	$2,261
Property	206,269	148,748	124,804
Professional lines	168,897	180,407	118,061
Credit and bond	226,858	181,728	127,666
Motor	64,893	17,943	8,043
Liability	121,004	133,904	71,507
Engineering	54,505	48,787	59,740
Other	8,617	8,443	10,812

Total estimated premiums	$856,230	$721,940	$522,894

Gross premiums written (reinsurance segment)	1,834,420	1,811,705	1,548,454

As a % of total gross premiums written	47%	40%	34%

Since inception, our historical experience has shown that cumulative adjustments to our annual initial premium estimates on proportional reinsurance contracts have ranged from a negative revision of 3% to a favorable revision of 9%. Giving more weight to recent years where premium volume was comparable to current levels, we believe that a reasonably likely change in our 2010 proportional reinsurance gross premiums written estimate would be 5%. Such a change would result in a variance in our gross premiums written of approximately $43 million and an immaterial impact on our pre-tax net income. However, larger variations, both positive and negative, are possible.

Earning Basis

Our premiums are earned over the period during which we are exposed to the underlying risk. For example, certain of our multi-year credit and political risk contracts reached their exposure limits during 2009 and, therefore, we fully earned the associated premiums.

Our fixed premium insurance and excess of loss reinsurance contracts are generally written on a “losses occurring” or “claims made” basis over the term of the contract. Accordingly, we earn the premium evenly over the term, which is generally 12 months.

Line slip and proportional insurance and reinsurance contracts are generally written on a “risks attaching” basis, covering claims that attach to the underlying policies written during the terms of such contracts. Generally, we earn these premiums evenly over a 24-month period as the underlying exposures incept throughout the contract term, which is typically one year, and such underlying exposures generally have a one year coverage period.

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

Our estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in an immediate sale, e.g., a forced transaction. Additionally, the valuation of fixed maturities is more subjective when markets are less liquid due to the lack of market based inputs. This may lead us to change the selection of our valuation technique (from market to income approach) or may cause us to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance may require significant management judgment and could cause an instrument to be reclassified between levels of the fair value hierarchy.

The following section is a summary of the valuation methodologies we used to measure our financial instruments.

Fixed Maturities

At December 31, 2010 and 2009, we used substantially the market approach valuation techniques (e.g. use of quoted market values and other relevant observable market data provided by independent pricing sources) for estimating the fair values of fixed maturities. The pricing sources are primarily nationally recognized pricing services and broker-dealers.

Pricing Services

At December 31, 2010, pricing for approximately 86% (2009: 84%) of our total fixed maturities was based on prices provided by nationally recognized independent pricing services (70% index providers and 16% pricing vendors). Prices are sourced from multiple pricing services, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. Generally, prices are received from multiple pricing services for each security and the pricing service ranked highest in the vendor hierarchy is selected. This hierarchy is based on prioritizing pricing services based on availability and reliability. Generally, pricing services provide pricing for less-complex, liquid securities based on market quotations in active markets when available. For fixed maturities that do not trade on a listed exchange, the pricing service will use its proprietary “pricing matrix models” to estimate the fair value of a security. These models consider various assumptions/inputs including: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Substantially all of these assumptions/inputs are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Additionally, pricing vendors may use an Option Adjusted Spread model commonly used to develop prepayment and interest rate scenarios for the purpose of estimating fair values of mortgage-backed and asset-backed securities.

At December 31, 2010 and 2009, we have not adjusted any pricing provided by independent pricing services (see ‘Management Pricing Validation’ below). Accordingly, except for U.S. Treasury securities, we have classified all the remaining fixed maturities priced by pricing services as Level 2. As U.S. Treasury securities are liquid and trade in an active market, we have classified these securities as Level 1.

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

If we conclude the quote from a broker does not reflect an orderly transaction, we will place little weight on the non-binding broker quote and a greater weight on the use of an income approach valuation technique to estimate fair value of illiquid securities. The evaluation of whether or not actual transactions in the current financial markets represent distressed sales requires significant management judgment. Our income approach valuation technique consists of an internal cash flow model whereby the underlying contractual cash flows of the security are discounted. At December 31, 2010 and 2009, the use of an internal cash flow model for fixed maturities was limited to CLO—debt tranche securities, given the lack of relevant observable trades. The significant inputs used in our cash flow model were similar as those used for CLO—Equities (see below and Item 8, Note 6 of the Consolidated Financial Statements).

At December 31, 2010, approximately 10% (2009: 9%) of fixed maturities were priced by non-binding quotes from broker-dealers. Where we have the ability to corroborate the non-binding broker quote with either a quote from a pricing vendor or another independent broker, and the price quotations do not vary significantly, we classify these securities as Level 2 within our fair value hierarchy. We classify securities priced by a single non-binding independent broker quote and/or use of internal cash flow model as Level 3 in our fair value hierarchy. At December 31, 2010, these securities consisted primarily of CLO debt tranched securities. The total estimated fair value for Level 3 fixed maturities was $64 million (2009: $71 million) or less than 1% of our total fixed maturity portfolio.

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

Management Pricing Validation

As management is ultimately responsible for determining the fair value measurements for all securities, we validate prices received by comparing the fair value estimates to our knowledge of the current markets. We challenge any prices we believe may not be representative of fair value under current market conditions. Our review process includes, but is not limited to: (i) initial and ongoing evaluation of the pricing methodologies and valuation models used by outside parties to calculate fair value; (ii) quantitative analysis; (iii) a review of multiple quotes obtained in the pricing process and the range of resulting fair values for each security, if available, and (iv) randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources and broker-dealers.

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

Other Investments

Alternative Investments:

For hedge and credit funds, we measure fair value by obtaining the net asset value as advised by our external fund manager or third party administrator, which involves limited management judgment. For any funds for which we did not receive a December 31, 2010 net asset value, we have recorded an estimate of the change in fair value for the latest period based on return estimates obtained from the fund managers. Accordingly, we do not have a reporting lag in our fair value measurements for these funds. The financial statements of each fund in our portfolio are generally prepared using fair value measurements for the underlying investments and are audited annually. In addition to reviewing these audited financial statements, we regularly review fund performance directly with the fund managers and perform qualitative analysis to corroborate the reasonableness of the reported net asset values. We have classified the hedge and credit funds as Level 3 within the fair value hierarchy as these funds have redemption restrictions (see Item 8, Note 5(b) of the Consolidated Financial Statements for further details).

CLO – Equity Securities:

We have also invested in equity tranche CLO securities (“CLO – Equities”), also known as “cash flow CLOs” in the industry. For these securities, we estimate fair value based on observable relevant trades in active secondary markets where available or the use of an income approach valuation technique (internal cash flow model) where the market is inactive.

The CLO – Equity market continues to be mostly inactive with only a small number of transactions being observed in the market and none of them involving deals we hold. Accordingly, we continue to rely on the use of our internal cash flow model to estimate the fair value of CLO – Equities. For our cash flow projections, we consider the minimum over-collateralization ratios (“OC ratios”) of each CLO that must be maintained in order to receive cash distributions from the CLOs. Generally, the OC ratio is calculated as: a) the remaining collateral adjusted for marked-to-market defaulted loans, net of estimated recoveries, and certain credit downgrades, divided by b) the total remaining debt obligations. Additionally, the following table presents a range of other significant inputs used in our valuation model.

At December 31,	2010	2009

Default rates	3.8% - 5.0%	4.4% - 6.0%
Loss severity rate	65.0%	50.0%
Collateral spreads	2.4% - 4.2%	2.6% - 4.4%
Estimated maturity dates	1.5 - 10.5 years	2.5 -11.5 years

Of these significant inputs, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO – Equities is most sensitive. In the second half of 2009, actual defaults experienced by certain of our CLO – Equities began to stabilize after experiencing an acceleration in actual defaults earlier in 2009. This stabilization continued throughout 2010 and, at the end of 2010, many of the CLO – Equities that we continue to hold are at or near historic low default rates. These lower actual defaults have positively impacted the values of the collateral balances to the extent that many OC ratios that were previously out-of-compliance are now back in compliance, triggering additional or larger cash payments to equity tranche holders. Actual default rates at November 30, 2010 for our CLO – Equities varied from 0.0% to 2.5% (November 30, 2009: 1.1% to 7.0%) on the remaining underlying collateral. Further, at November 30, 2010, all CLO – Equities were in compliance with their respective OC ratios. In light of the above events, we have further revised our projected default rates as well as projected recovery rates for all of our CLO – Equities during the fourth quarter of 2010. In establishing the revised projected default and loss severity rates for our cash flow model, we have considered the actual experience for our CLO – Equities, credit rating agencies’ forecasts on projected default and loss severity rates for U.S. corporate speculative-grade securities, and the default rate forecast from our largest CLO manager. The changes made to our significant inputs in 2010 (as noted in the above table) did not impact significantly the fair value of the CLO – Equities at December 31, 2010. The $22 million increase in fair value of CLO – Equities in 2010 was driven primarily by lower than anticipated default rates, resulting in higher cash distributions than previously expected. Due to the use of significant unobservable input in our in internal cash flow model, we have classified the CLO – Equities as Level 3.

As a sensitivity analysis, we believe it is reasonably likely that our estimated fair value of the CLO – Equities could further deteriorate by $14 million within the next 12 months in the event default rates accelerate to 5% for all of our CLO – Equities in 2011 should the U.S. economic recovery not be sustainable. Other stress test scenarios were performed but none of the reasonably likely changes to other key inputs would result in a significant deterioration in the fair value of our CLO – Equities.

Derivative Instruments

Foreign Currency Forward Contracts and Options

The foreign currency forward contracts and options we use to economically hedge currency risk are characterized as over-the-counter (“OTC”) due to their customized nature, and the fact that they do not trade on a major exchange. These instruments are valued using market transactions and other market evidence whenever possible, including market-based inputs to models. Forward contracts trade in a very deep and liquid market, providing substantial price transparency, while our currency options are priced using a Black-Scholes option-pricing model. This model is a widely-accepted pricing source, and requires the use of transparent market inputs to calculate values, involving minimal management judgment. Accordingly, we have classified these derivatives as Level 2.

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

Fixed Maturities

In accordance with the adoption of the newly issued accounting standard in 2009, we recognize an OTTI in earnings for a fixed maturity security in an unrealized loss position when we:

1)	have the intent to sell the security,

2)	more likely than not will be required to sell the security before its anticipated recovery, or

3)	do not anticipate to recover fully the amortized cost based on projected cash flows to be collected.

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

For impaired securities that we do not intend to sell and it is more likely that we will not be required to sell, we have established some parameters for identifying securities in an unrealized loss position with potential credit impairments. Our parameters focus primarily on the extent and duration of the decline, including but not limited to:

•	declines in value greater than 20% for nine consecutive months,

•	declines in value greater than 10% for twelve consecutive months, and

•	declines in value greater than 5% and rated less than BBB (non-investment grade).

If a security meets one of the above criteria, we then perform a fundamental analysis by considering the qualitative factors noted above. Our OTTI review process for credit impairment excludes all fixed maturities guaranteed by the U.S. government and its agencies because we anticipate these securities will not be settled below amortized costs.

The credit loss component of OTTI recognized in earnings is generally calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment. The significant inputs and the methodology used to estimate the credit losses for which a portion of the OTTI was recognized in other comprehensive income (loss) are disclosed in Item 8, Note 5(d) to the Consolidated Financial Statements.

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

In light of the volatile global equity markets we have experienced in the last two years, we generally impair any equities for which we do not forecast a recovery to cost within three years. Further, we generally impair an equity security if its value has declined by more than 30% for nine consecutive months.

We have also established parameters for identifying potential impaired equity securities for fundamental analysis based on the severity and the duration of the unrealized loss position. For example, we review all equities with a 50% and greater severity for three or more consecutive months.

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

OTTI Charge

During 2010, we recorded a total OTTI charge in earnings of $18 million (2009: $337 million). Refer to the ‘Net Investment Income and Net Realized Investment Gains/Losses’ section above for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8, Note 2(n) to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2010, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Year ended December 31,	2010	2009	2008

Net income available to common shareholders	$819,848	$461,011	$350,501
Net realized investment (gains) losses, net of tax(1)	(193,124)	305,230	85,461

Operating income	$626,724	$766,241	$435,962

Net income per share - diluted	$6.02	$3.07	$2.26
Net realized investment (gains) losses, net of tax	(1.42)	2.03	0.55

Operating income per share - diluted	$4.60	$5.10	$2.81

Weighted average common shares and common share equivalents - diluted	136,199	150,371	155,320

Average common shareholders’ equity	$5,062,607	$4,480,642	$4,309,831

ROACE	16.2%	10.3%	8.1%

Operating ROACE	12.4%	17.1%	10.1%

(1)	Tax benefit (cost) of ($1,974), $6,354 and ($194) for 2010, 2009 and 2008, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This presentation includes the use of “operating income” and “operating return on average common equity”, which is based on the “operating income” measure. Although the investment of premiums to generate income and realized investment gains (or losses) is an integral part of our operations, the determination to realize investment gains (or losses) is independent of the underwriting process and is heavily influenced by the availability of market opportunities. Furthermore, many users believe that the timing of the realization of investment gains (or losses) is somewhat opportunistic for many companies. In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (losses) to understand the profitability of recurring sources of income.

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

Our Balance Sheets include a substantial amount of assets whose fair values are subject to market risks. Our fixed income and equity securities are classified as available-for-sale and, as such, changes in fair value caused by changes in interest rates, equity prices and foreign currency exchange rates will have an immediate impact on our comprehensive income, shareholders’ equity and book value but may not have an immediate impact on consolidated net income. Changes in these market risks will only impact our consolidated net income when, and if, securities are sold or an OTTI charge is recorded. Further, we have alternative investments including hedge funds, credit funds, and CLO – Equity tranched securities at December 31, 2010 and 2009. These investments are also exposed to market risks, with the change in fair value reported immediately in earnings.

The following is a discussion of our primary market risk exposures at December 31, 2010 and 2009. Our policies to address these risks in 2010 were not materially different from 2009. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

SENSITIVITY ANALYSIS

Interest Rate and Credit Spread Risk

Interest rate risk includes fluctuations in interest rates and credit spreads that have a direct impact on the fair value of our fixed maturities. As interest rates rise and credit spreads widen, the fair value of fixed maturities falls, and the converse is also true. We manage interest rate risk by selecting fixed maturities with durations, yields, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Refer to ‘Risk and Capital Management’ section under Item 1 for further details on how we manage investment risks and credit risks relating to fixed maturities.

We monitor our sensitivity to interest rate changes and credit spread changes by revaluing our fixed maturities using a variety of different interest rates (inclusive of credit spreads). We use duration and convexity at the security level to estimate the change in fair value that would result from a change in each security’s yield. Duration measures the price sensitivity of an asset to changes in yield rates. Convexity measures how the duration of the security changes with interest rates. The duration and convexity analysis takes into account changes in prepayment expectations for MBS and ABS securities. The analysis is performed at the security level and aggregated up to the asset category levels for reporting in the tables below.

The following table presents the estimated pre-tax impact on the fair value of our fixed maturities at December 31, 2010 and 2009 due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency residential and commercial MBS, ABS and municipal bond securities.

		Potential Adverse Change in Fair Value
	Fair Value	Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2010
U.S. government and agency	$860,120	$(23,401)	$-	$(23,401)
Non-U.S. government	772,798	(24,468)	-	(24,468)
Agency MBS	2,593,582	(89,817)	-	(89,817)

Securities exposed to credit spreads:
Corporate debt	4,162,908	(144,146)	(159,060)	(303,206)
Non agency CMBS	474,785	(16,161)	(16,626)	(32,787)
Non agency RMBS	244,202	(573)	(7,685)	(8,258)
ABS	661,843	(6,901)	(16,736)	(23,637)
Municipals	712,659	(33,953)	(34,852)	(68,805)

	$10,482,897	$(339,420)	$(234,959)	$(574,379)

At December 31, 2009
U.S. government and agency	$1,856,659	$(69,164)	$-	$(69,164)
Non-U.S. government	696,814	(12,964)	-	(12,964)
Agency MBS	1,566,259	(49,049)	-	(49,049)

Securities exposed to credit spreads:
Corporate debt	3,580,766	(109,278)	(135,869)	(245,147)
Non agency CMBS	653,211	(23,451)	(24,339)	(47,790)
Non agency RMBS	222,982	(134)	(6,310)	(6,444)
ABS	443,139	(5,727)	(10,586)	(16,313)
Municipals	698,525	(35,693)	(36,692)	(72,385)

	$9,718,355	$(305,460)	$(213,796)	$(519,256)

U.S. government agencies have a limited range of spread widening, 100 basis points of spread widening for these securities is highly improbable in normal market conditions. Further, certain of our holdings in non-agency RMBS and ABS have floating interest rates, which mitigate our interest rate risk exposure.

The above sensitivity analysis reflects our view of changes that are reasonably possible over a one-year period. Note this should not be construed as our prediction of future market events, but rather an illustration of the impact of such events.

As the performance of our investment in credit funds are driven by the valuation of the underlying bank loans, these funds are also exposed to credit spreads movement. At December 31, 2010, the impact of an instantaneous 15% decline in the fair value of our investment in credit funds was $16 million (2009: $16 million), on a pre-tax basis. Our investment in CLO – Equities is also exposed to interest rate risk. Refer to our ‘Critical Accounting Estimates - Fair Value Measurements’ for sensitivity analysis.

Additionally, our investment in a foreign bond mutual fund is exposed to interest rate risk; however, this exposure is largely mitigated by the short duration of the fund.

Equity Price Risk

Our portfolio of equity securities, excluding the foreign bond mutual fund, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with the MSCI World Index and changes in that index would approximate the impact on our portfolio. The fair value of our equity securities at December 31, 2010 was $271 million (2009: $143 million). At December 31, 2010, the impact of a 20% decline in the overall market prices of our equity exposures was $54 million (2009: $29 million), on a pre-tax basis.

Our investment in hedge funds has significant exposure to equity strategies with net long positions. At December 31, 2010, the impact of an instantaneous 15% decline in the fair value of our investment in hedge funds was $54 million (2009: $53 million), on a pre-tax basis.

Foreign Currency Risk

Foreign currency risk represents the risk of loss due to movements in foreign currency exchange rates. Through our subsidiaries and branches, we conduct our insurance and reinsurance operations in a variety of non-U.S. currencies. As our reporting currency is the U.S. dollar, fluctuations in foreign currency exchange rates will have a direct impact on the valuation of our assets and liabilities denominated in local currencies.

Excluding the foreign currency exposure in our global equity portfolios managed on a total return basis, we manage foreign currency risk on a net book value basis. When necessary, we may use derivatives to economically hedge foreign currency exposures, specifically forward contracts and currency options. For further information on the accounting treatment of our foreign currency derivatives, refer to Item 8, Note 9, of the Consolidated Financial Statements.

The table below provides a summary of our net foreign currency risk exposures, as well as foreign currency derivatives in place to manage these exposures:

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total
At December 31, 2010
Managed Foreign Currency Exposures
Net assets denominated in foreign currencies, excluding derivatives	$(8,658)	$(131,387)	$41,660	$578,469	$47,211	$20,145	$(4,044)	$543,396
Foreign currency derivative amounts	20,980	68,259	-	(638,958)	-	-	-	(549,719)

Net managed foreign currency exposures	12,322	(63,128)	41,660	(60,489)	47,211	20,145	(4,044)	(6,323)

Other net foreign currency exposures(1)	856	-	2,464	26,690	28,034	33,020	26,792	117,856

Total net foreign currency exposure	$13,178	$(63,128)	$44,124	$(33,799)	$75,245	$53,165	$22,748	$111,533

Net foreign currency exposure as a percentage of total shareholders’ equity	0.2%	(1.1% )	0.8%	(0.6% )	1.3%	0.9%	0.4%	1.9%
Pre-tax impact of net foreign currency exposure on shareholders’ equity of a hypothetical 10% movement of the U.S. dollar(2)	$1,198	$(5,739)	$4,011	$(3,073)	$6,841	$4,833	$2,068	$10,139

At December 31, 2009
Managed Foreign Currency Exposures
Net assets denominated in foreign currencies, excluding derivatives	$(19,295)	$4,299	$36,431	$531,996	$13,671	$26,713	$(5,742)	$588,073
Foreign currency derivative amounts	-	-	-	(672,975)	-	-	-	(672,975)

Net managed foreign currency exposures	$(19,295)	$4,299	$36,431	$(140,979)	$13,671	$26,713	$(5,742)	$(84,902)

Other net foreign currency exposures(1)	3,210	-	2,667	27,204	19,970	10,756	18,838	82,645

Total net foreign currency exposures	$(16,085)	$4,299	$39,098	$(113,775)	$33,641	$37,469	$13,096	$(2,257)

Net foreign currency exposure as a percentage of total shareholders’ equity	(0.3% )	0.1%	0.7%	(2.1% )	0.6%	0.7%	0.2%	(0.1% )
Pre-tax impact of net foreign currency exposure on shareholders’ equity of a hypothetical 10% movement of the U.S. dollar(2)	$(1,461)	$391	$3,554	$(10,343)	$3,058	$3,406	$1,190	$(205)

(1)	Equity investment managers have the discretion to hold foreign currency exposures as part of their total return strategy.
(2)	Assumes 10% change in U.S. dollar relative to the other currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2009 the Company adopted FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codified in FASB ASC Topic 320, Investments - Debt and Equity Securities).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche
Hamilton, Bermuda
February 18, 2011

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2010: $10,346,243; 2009: $9,628,287)	$10,482,897	$9,718,355
Equity securities, available for sale, at fair value (Cost 2010: $327,207; 2009: $195,011)	349,254	204,375
Other investments, at fair value	519,296	570,276
Short-term investments, at amortized cost	172,719	129,098

Total investments	11,524,166	10,622,104
Cash and cash equivalents	929,515	788,614
Restricted cash and cash equivalents	115,840	75,440
Accrued interest receivable	96,364	89,559
Insurance and reinsurance premium balances receivable	1,343,665	1,292,877
Reinsurance recoverable on unpaid and paid losses	1,577,547	1,424,172
Deferred acquisition costs	359,300	302,320
Prepaid reinsurance premiums	221,396	301,885
Securities lending collateral	-	129,814
Net receivable for investments sold	-	12,740
Goodwill and intangible assets	103,231	91,505
Other assets	174,707	175,494

Total assets	$16,445,731	$15,306,524

Liabilities
Reserve for losses and loss expenses	$7,032,375	$6,564,133
Unearned premiums	2,333,676	2,209,397
Insurance and reinsurance balances payable	164,927	173,156
Securities lending payable	-	132,815
Senior notes	994,110	499,476
Other liabilities	275,422	227,303
Net payable for investments purchased	20,251	-

Total liabilities	10,820,761	9,806,280

Commitments and Contingencies

Shareholders’ equity
Preferred shares—Series A and B	500,000	500,000
Common shares (2010: 154,912; 2009: 152,465 shares issued and 2010: 112,393; 2009: 132,140 shares outstanding)	1,934	1,903
Additional paid-in capital	2,059,708	2,014,815
Accumulated other comprehensive income	176,821	85,633
Retained earnings	4,267,608	3,569,411
Treasury shares, at cost (2010: 42,519; 2009: 20,325 shares)	(1,381,101)	(671,518)

Total shareholders’ equity	5,624,970	5,500,244

Total liabilities and shareholders’ equity	$16,445,731	$15,306,524

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
	(in thousands, except for per share data)
Revenues
Net premiums earned	$2,947,410	$2,791,764	$2,687,181
Net investment income	406,892	464,478	247,237
Other insurance related income (loss)	2,073	(129,681)	(38,667)
Net realized investment gains (losses):
Other-than-temporary impairment losses	(19,216)	(339,994)	(77,753)
Portion of impairment losses transferred to other comprehensive income	1,284	2,559	-
Other realized investment gains (losses)	213,030	25,851	(7,514)

Total net realized investment gains (losses)	195,098	(311,584)	(85,267)

Total revenues	3,551,473	2,814,977	2,810,484

Expenses
Net losses and loss expenses	1,677,132	1,423,872	1,712,766
Acquisition costs	488,712	420,495	366,509
General and administrative expenses	449,885	370,157	335,758
Foreign exchange losses (gains)	(15,535)	28,561	(43,707)
Interest expense and financing costs	55,876	32,031	31,673

Total expenses	2,656,070	2,275,116	2,402,999

Income before income taxes	895,403	539,861	407,485
Income tax expense	38,680	41,975	20,109

Net income	856,723	497,886	387,376
Preferred share dividends	36,875	36,875	36,875

Net income available to common shareholders	$819,848	$461,011	$350,501

Per share data
Net income per common share:
Basic net income	$6.74	$3.36	$2.50
Diluted net income	$6.02	$3.07	$2.26
Weighted average number of common shares outstanding - basic	121,728	137,279	140,322
Weighted average number of common shares outstanding - diluted	136,199	150,371	155,320
Cash dividends declared per common share	$0.86	$0.81	$0.755

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
	(in thousands)

Net income	$856,723	$497,886	$387,376
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	266,294	522,562	(818,989)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(1,284)	(1,572)	-
Adjustment for re-classification of realized investment (gains) losses and net impairment losses recognized in net income	(190,646)	307,330	91,251
Foreign currency translation adjustment	16,026	803	-
Supplemental Executive Retirement Plans (SERPs)
Net actuarial gain (loss)	798	1,343	(3,951)
Change in the unrecognized prior service cost	-	-	2,522

Comprehensive income (loss)	$947,911	$1,328,352	$(341,791)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
	(in thousands)

Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,903	1,878	1,850
Shares issued	31	25	28

Balance at end of period	1,934	1,903	1,878

Additional paid-in capital
Balance at beginning of period	2,014,815	1,962,779	1,869,810
Shares issued	635	537	2,448
Stock options exercised	7,563	3,282	23,641
Share-based compensation expense	36,695	48,217	66,880

Balance at end of period	2,059,708	2,014,815	1,962,779

Accumulated other comprehensive income (loss)
Balance at beginning of period	85,633	(706,499)	22,668
Unrealized appreciation (depreciation) on available for sale investments, net of tax:
Balance at beginning of period	87,438	(702,548)	25,190
Cumulative effect of change in accounting principle	-	(38,334)	-
Unrealized gains arising during the period, net of reclassification adjustment	75,648	829,892	(727,738)
Portion of other-than-temporary impairment losses	(1,284)	(1,572)	-

Balance at end of period	161,802	87,438	(702,548)

Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	803	-	-
Foreign currency translation adjustment	16,026	803	-

Balance at end of period	16,829	803	-

Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(2,608)	(3,951)	(2,522)
Net actuarial gain (loss)	798	1,343	(3,951)
Change in the unrecognized prior service cost	-	-	2,522

Balance at end of period	(1,810)	(2,608)	(3,951)

Balance at end of period	176,821	85,633	(706,499)

Retained earnings
Balance at beginning of period	3,569,411	3,198,492	2,968,900
Cumulative effect of change in accounting principle, net of tax	-	38,334	-
Net income	856,723	497,886	387,376
Series A and B preferred share dividends	(36,875)	(36,875)	(36,875)
Common share dividends	(121,651)	(128,426)	(120,909)

Balance at end of period	4,267,608	3,569,411	3,198,492

Treasury shares, at cost
Balance at beginning of period	(671,518)	(495,609)	(204,606)
Shares repurchased for treasury	(709,583)	(175,909)	(291,003)

Balance at end of period	(1,381,101)	(671,518)	(495,609)

Total shareholders’ equity	$5,624,970	$5,500,244	$4,461,041

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$856,723	$497,886	$387,376
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(195,098)	311,584	85,267
Loss on insurance derivative contract	-	132,595	41,493
Settlement of insurance derivative contract	-	(200,000)	-
Net realized and unrealized (gains) losses of other investments	(63,627)	(82,042)	226,509
Amortization of fixed maturities	61,122	19,334	25,169
Other amortization and depreciation	14,104	14,734	11,315
Share-based compensation expense	36,695	48,217	66,880
Changes in:
Accrued interest receivable	(6,805)	(10,327)	8,106
Reinsurance recoverable balances	(153,375)	(45,542)	(21,737)
Deferred acquisition costs	(56,980)	(29,224)	3,705
Prepaid reinsurance premiums	80,489	(22,332)	(36,613)
Reserve for loss and loss expenses	468,242	319,350	657,472
Unearned premiums	124,279	46,996	16,314
Insurance and reinsurance balances, net	(59,017)	(136,081)	2,866
Other items	81,025	(15,292)	51,603

Net cash provided by operating activities	1,187,777	849,856	1,525,725

Cash flows from investing activities:
Purchases of:
Fixed maturities	(12,429,332)	(10,855,161)	(9,497,227)
Equity securities	(257,674)	(146,240)	(313,141)
Other investments	(65,000)	(111,800)	(141,000)
Short-term investments	(578,762)	(788,878)	(788,970)
Proceeds from the sale of:
Fixed maturities	10,622,948	8,332,724	8,505,278
Equity securities	126,076	85,319	82,616
Other investments	179,607	115,649	71,702
Short-term investments	423,451	572,596	380,411
Proceeds from redemption of fixed maturities	1,236,076	955,565	876,977
Proceeds from redemption of short-term investments	113,074	355,479	264,613
Purchase of other assets	(17,854)	(41,776)	(11,284)
Change in restricted cash and cash equivalents	(40,400)	47,652	(63,288)

Net cash used in investing activities	(687,790)	(1,478,871)	(633,313)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	494,870	-	-
Repurchase of shares	(709,583)	(175,909)	(291,003)
Dividends paid - common shares	(108,302)	(112,984)	(106,368)
Dividends paid - preferred shares	(36,875)	(36,875)	(36,875)
Proceeds from issuance of common shares	8,229	3,844	26,117

Net cash used in financing activities	(351,661)	(321,924)	(408,129)

Effect of exchange rate changes on foreign currency cash	(7,425)	41,972	(59,819)

Increase (decrease) in cash and cash equivalents	140,901	(908,967)	424,464
Cash and cash equivalents - beginning of period	788,614	1,697,581	1,273,117

Cash and cash equivalents - end of period	$929,515	$788,614	$1,697,581

Supplemental disclosures of cash flow information:
Income taxes paid	$37,688	$16,085	$30,099

Interest paid	$48,986	$28,750	$28,750

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of AXIS Capital and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Tabular dollars and share amounts are in thousands, except per share amounts. All amounts are reported in U.S. dollars.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	reserve for losses and loss expenses;

•	reinsurance recoverable on unpaid losses, including the provision for uncollectible amounts;

•	gross and net premiums written and net premiums earned;

•	recoverability of deferred tax assets;

•	other-than-temporary impairments (“OTTI”) in the carrying value of available-for-sale investment securities; and

•	valuation of certain fixed maturities, other investments and derivatives that are measured using significant unobservable inputs.

Our significant accounting policies are:

a)	Investments

Investments available for sale

Our fixed maturities and equities classified as “available for sale” are reported at fair value at the balance sheet date. See Note 6 – Fair Value Measurements for additional information regarding the determination of fair value.

Net investment income includes interest and dividend income and the amortization of market premiums and discounting using the effective yield method and is net of investment expenses. Investment income is recognized when earned. Purchases and sales of investments are recorded on a trade-date basis and realized gains/losses on sales of investments are determined based on the specific identification method.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We recognize investment income from fixed maturities based on the constant effective yield method, which includes an adjustment for estimated principal repayments, if any. The effective yield used to determine the amortization for fixed maturities subject to prepayment risk (e.g. asset-backed, loan-backed and other structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows. The adjustments to the yield for highly-rated (i.e. AA or above by Standard & Poor’s (“S&P”)) prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for other prepayable fixed maturities are accounted for using the prospective method.

The net unrealized gain or loss on our available for sale investments, net of tax, is included as a separate component of accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. On a quarterly basis, we assess whether unrealized losses on available for sale investments represent impairments that are other than temporary. Several factors are considered in this assessment including, but not limited to: (i) the extent and duration of the decline, (ii) the reason for the decline (e.g. credit spread widening, credit event), (iii) the historical and implied future volatility of the fair value, (iv) the financial condition and near-term prospects of the issuer and (v) the collateral structure and credit support of the security, if applicable.

Effective April 1, 2009, we adopted new Financial Accounting Standards Board (“FASB”) guidance for the recognition and presentation of OTTI for fixed maturities. Accordingly, we recognize an OTTI charge in earnings for a fixed maturity security in an unrealized loss position when we either: (a) have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery or (b) do not anticipate to fully recover the amortized cost based on projected cash flows to be collected. Prior to the adoption of this guidance, we recorded an OTTI charge for a fixed maturity security in an unrealized position when we could not assert that we had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost.

Under the new guidance, if the impaired fixed maturity security meets the first criteria above, the entire difference between the security’s fair value and its amortized cost is recorded as an OTTI charge in the Consolidated Statements of Operations. However, if the impairment arises due to an anticipated credit loss on the security (i.e. the second criteria above), we recognize only the credit component of the OTTI amount in earnings and make a corresponding adjustment to amortized cost (establishing a new cost basis). The non-credit component (e.g. that related to interest rates, market conditions, etc.) of the OTTI amount is recognized in AOCI. The new amortized cost is subsequently accreted into net investment income.

For equity securities, we consider our ability and intent to hold an equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. When we determine that the decline in value of an equity security is other-than-temporary, we reduce the carrying value of the equity security to its fair value and recognize a corresponding charge in the Consolidated Statements of Operations.

In periods subsequent to the recognition of an OTTI charge for either a fixed maturity or equity security, the new cost basis is not adjusted for increases in estimated fair value.

Other investments

We record other investments at fair value (see Note 6 – Fair Value Measurements), with both changes in fair value and realized gains/ losses reported in net investment income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-term investments

Short-term investments primarily comprise highly-liquid debt securities with maturities greater than three months but less than one year from the date of purchase. These investments are carried at amortized cost, which approximates fair value.

b)	Cash and cash equivalents

Cash equivalents include money-market funds and fixed interest deposits placed with a maturity of under 90 days when purchased. Cash and cash equivalents are recorded at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities.

c)	Premiums and Acquisition Costs

Premiums

Insurance premiums written are recorded in accordance with the terms of the underlying policies. For multi-year policies where premiums are payable in annual installments, premiums are recorded at the inception of the policy based on management’s best estimate of total premiums to be received. However, this excludes premiums for the period during which the insured/reinsured has the ability to unilaterally commute or cancel coverage. Reinsurance premiums are recorded at the inception of the policy and are estimated based upon information received from ceding companies. Any subsequent differences arising on insurance and reinsurance premium estimates are recorded in the period they are determined.

Insurance and reinsurance premiums are earned over the period during which we are exposed to the underlying risk, which is generally one to two years with the exception of multi-year policies. Unearned premiums represent the portion of premiums written which is applicable to the unexpired risks under contracts in force.

Reinstatement premiums are recognized at the time a loss event occurs and coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms; such premiums are earned over the remaining risk period. The accrual of reinstatement premiums is based on our estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described in Note 2 (d) – Losses and Loss Expenses below.

Premiums receivable balances in excess of 90 days past due are reviewed for impairment at least quarterly and an allowance is established for amounts considered uncollectible. The need for charge-off of any amounts previously reserved as uncollectible is assessed on a quarterly basis.

Acquisition Costs

Acquisition costs vary with and are directly related to the acquisition of insurance and reinsurance contracts and consist primarily of fees and commissions paid to brokers and premium taxes. Acquisition costs are shown net of commissions earned on ceded reinsurance. Our net acquisition costs are deferred and charged to expense as the related premium is earned. Anticipated losses and loss expenses, other costs and investment income related to these premiums are considered in assessing the recoverability of our deferred acquisition costs. If deferred amounts are estimated to be unrecoverable, they are expensed. Compensation expenses for personnel involved in contract acquisition, as well as advertising costs, are expensed as incurred.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d)	Losses and Loss Expenses

Our reserve for losses and loss expenses represents an estimate of the unpaid portion of our ultimate liability for losses and loss expenses for insured and reinsured events that have occurred at or before the balance sheet date. The balance reflects both claims that have been reported to us (“case reserves”) and claims that have been incurred but not yet reported to us (“IBNR”). These amounts are reduced for estimated amounts of salvage and subrogation recoveries.

We review our reserve for losses and loss expenses on a quarterly basis. Case reserves are primarily established based on amounts reported from insureds and/or their brokers. Management estimates IBNR after reviewing detailed actuarial analyses and applying informed judgment to consider qualitative factors that may not be fully reflected in the actuarial estimates. A variety of actuarial methods are utilized in this process, including the Expected Loss Ratio, Bornhuetter-Ferguson and Chain Ladder methods. Our estimate is highly dependent on management’s judgment as to which method(s) are most appropriate for a particular accident year and class of business. Given our relatively limited operating history, our historical data is often supplemented with industry benchmarks when applying these methodologies.

Any adjustments to our previous reserve for losses and loss expenses estimates are recognized in the period they are determined. While we believe that our reserves for losses and loss expenses are adequate, this estimate requires significant judgment and new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in the Consolidated Balance Sheets.

e)	Reinsurance

In the normal course of business, we purchase reinsurance protection to limit our ultimate losses from catastrophic events and to reduce our loss aggregation risk. The premiums paid to our reinsurers (i.e. premiums ceded) are expensed over the coverage period. Prepaid reinsurance premiums represent the portion of premiums ceded which is applicable to the unexpired term of the contracts in force. Reinstatement-related premiums ceded are recorded at the time a loss event occurs and our coverage limits for the remaining life of a contract are reinstated under pre-defined contract terms; such premiums are expensed over the remaining risk period.

Reinsurance recoverable related to our case reserves is estimated on a case-by-case basis by applying the terms of any applicable reinsurance coverage to our individual case reserve estimates. Our estimate of reinsurance recoverable related to our IBNR reserves is generally developed as part of our loss reserving process.

Our reinsurance recoverable is presented net of a provision for uncollectible amounts, reflecting the amount we believe will ultimately not be recovered due to reinsurer insolvency, contractual disputes over contract language or coverage and/or some other reason. We apply case-specific provisions against certain recoveries that we deem unlikely to be collected in full. In addition, we use a default analysis to estimate our provision for uncollectible amounts on the remainder of the balance. The estimates of our reinsurance recoverable and the associated provision require management’s judgment and are reviewed in detail on a quarterly basis. Any adjustments to amounts recognized in prior periods are reported in our net losses and loss expenses in the Consolidated Statement of Operations for the period when the adjustments were identified. The charge-off of amounts previously reserved as uncollectible is also considered on a case-by-case basis as part of this quarterly process.

f)	Foreign Exchange

The Company’s reporting currency is the U.S. dollar. In translating the financial statements of our subsidiaries or branches where the functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates and revenues and expenses are converted using the weighted average foreign exchange rates for the period. The effect of translation adjustments is reported as a separate component of AOCI in shareholders’ equity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In recording foreign currency transactions, revenue and expense items are converted to the relevant functional currency at the exchange rate prevailing at the transaction date. Assets and liabilities originating in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the balance sheet date. The resulting foreign currency gains or losses are recognized in the Consolidated Statements of Operations, with the exception of those related to foreign-denominated available for sale investments. For these investments, exchange rate fluctuations represent an unrealized appreciation/depreciation in the value of the securities and are included in the related component of AOCI.

g)	Stock-Based Compensation

The Company is authorized to issue restricted stock awards and units, stock options and other equity-based awards to its employees and directors. The fair value of the compensation cost is measured at the grant date and expensed over the period for which the employee is required to provide services in exchange for the award. The expense associated with awards subject to graded vesting is recognized on a straight-line basis. Forfeiture benefits are estimated at the time of grant and incorporated in the determination of stock-based compensation.

h)	Derivative Instruments

Derivative Instruments not Designated as Hedging Instruments

We may enter into derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts as part of our overall foreign currency risk management strategy, to obtain exposure to a particular financial market or for yield enhancement. From time to time we may also enter into insurance and reinsurance contracts that meet the definition of a derivative contract, as defined by the FASB.

We measure all derivative instruments at fair value (see Note 6 – Fair Value Measurements) and recognize them as either assets or liabilities in the Consolidated Balance Sheets. We record the changes in fair value and any realized gains or losses on derivative instruments in the Consolidated Statements of Operations.

Derivative Instruments Designated as Hedging Instruments

We may designate a currency derivative as a hedge of movements in the fair value of certain investment portfolios attributable to changes in foreign exchange rates. This is referred to as a fair value hedge. Changes in the fair value of a designated fair value hedge, along with the changes in the fair value of the hedged asset or liability attributable to the hedged risk, are recorded in net realized investment gains (losses), along with any hedge ineffectiveness.

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value of the hedged item. Further, the hedge relationship must be designated and formally documented at the inception, detailing the particular risk management objective and strategy for the hedge, including the item and risk that is being hedged, the derivative that is being used, and how effectiveness will be assessed. We formally measure the hedge effectiveness at inception and on an ongoing basis. We evaluate the effectiveness on a retrospective and prospective basis, using the period-to-period dollar offset method. Using this method, if the hedge correlation is within the range of 80% to 125%, we consider the hedge effective and apply hedge accounting. Cash flows from derivative instruments designated as hedging instruments are presented as operating activities in the Consolidated Statements of Cash Flows.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i)	Goodwill and Intangible Assets

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill.

We amortize intangible assets with finite lives over their estimated useful lives in proportion to the estimated economic benefits of the intangible assets. We also test these assets for impairment if existing conditions indicate that the carrying value may not be fully recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. If, as a result of such an evaluation, we determine that the carrying value of the finite lived intangible assets is not recoverable, the value of the assets will be reduced to fair value with the difference being expensed in the Consolidated Statement of Operations.

Our intangible assets with indefinite lives include licenses held by certain subsidiaries in various jurisdictions that allow such subsidiaries to write insurance and/or reinsurance business. These intangible assets are carried at or below estimated fair value and are tested annually for impairment, or more frequently if circumstances indicate that a possible impairment has arisen.

We have recorded goodwill in connection with certain acquisitions. Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired and is assigned to applicable reporting unit(s) on the acquisition date based upon the expected benefit to be received by the reporting unit. We determine the expected benefit based on several factors, including the purpose of the business combination, our strategy subsequent to the business combination and the structure of the acquired company subsequent to the business combination. Goodwill is not subject to amortization. We test goodwill for potential impairment during the fourth quarter each year and between annual tests if an event occurs or circumstances change that may indicate that potential exists for the fair value of a reporting unit to be reduced to a level below its carrying amount. Our impairment evaluation is a two-step process and is conducted at the reporting unit level. First, we identify potential impairment by comparing the fair value of the reporting units to estimated book values, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions that we believe market participants would use to value our business. The estimated fair values are generally determined utilizing methodologies that incorporate discounted cash flow analyses. The values derived from the analyses are then compared to recent market transactions for reasonableness. We derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. If the estimated fair value of a reporting unit exceeds the estimated book value, goodwill is not considered impaired. If the book value exceeds the estimated fair value, the second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill in order to determine the magnitude of impairment to be recognized. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge in the Consolidated Statement of Operations.

j)	Income Taxes

Certain subsidiaries and branches of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income, or, in certain cases, to AOCI, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the Consolidated Balance Sheets and those used in the various jurisdictional tax returns. When our assessment indicates that it is more likely than not that a portion of a deferred tax asset will not be realized in the foreseeable future, a valuation allowance against deferred tax assets is recorded. We recognize the tax benefits of uncertain tax positions only when the position is more-likely-than-not to be sustained upon audit by the relevant taxing authorities.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k)	Treasury Shares

Common shares repurchased by the Company and not subsequently cancelled are classified as treasury shares and are recorded at cost. This results in a reduction of shareholders’ equity in the Consolidated Balance Sheets.

l)	Variable Interest Entities

We consolidate a variable interest entity (“VIE”) if we are the primary beneficiary of the VIE, such that we are subject to a majority of the risk of loss from the VIE’s activities or are entitled to receive a majority of the VIE’s residual returns, or both. A VIE is an entity that either: (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.

m)	Other New Accounting Standards Adopted in 2010

Fair Value Measurement and Disclosures

Effective January 1, 2010, we adopted new guidance issued by the FASB requiring additional disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuance, and settlements relating to Level 3 measurements. As these new requirements related solely to disclosures, the adoption did not impact our results of operations, financial condition or liquidity. The additional disclosures have been provided in Note 6 – Fair Value Measurements.

Consolidations

Effective January 1, 2010, we adopted amended FASB guidance related to the consolidation of VIEs. This new guidance modifies the approach for determining the primary beneficiary of a VIE by eliminating the initial quantitative assessment and requiring ongoing qualitative reassessments. The adoption of this guidance did not result in the consolidation of additional VIEs.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

Effective October 1, 2010, we adopted new guidance issued by the FASB requiring disclosures about the nature of credit risk in financing receivables and how that risk is analyzed in determining the related allowance for credit losses, as well as details on changes in the allowance for credit losses during the reporting period. Additional disclosures with respect to this guidance have been provided in sections (c) and (e) of this note, as well as Note 11 – Commitments and Contingencies.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n)	Recently Issued Accounting Policies Not Yet Adopted

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs that can be capitalized in relation to the acquisition of new and renewal insurance contracts. The amended guidance requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts in order to be capitalized as a deferred acquisition cost. Capitalized costs would include incremental direct costs, such as commissions paid to brokers. Additionally, the portion of employee salaries and benefits directly related to time spent for acquired contracts would be capitalized. Costs that fall outside the revised definition must be expensed when incurred. This new guidance is effective for January 1, 2012 and may be adopted either prospectively or retrospectively. Earlier adoption is permitted, provided the guidance is applied at the beginning of the company’s financial year. The transitional provisions of this guidance also indicate that if the application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized, we may elect not to capitalize those types of costs. We intend to early adopt this guidance prospectively at January 1, 2011 and expect that adoption will not impact our results of operations, financial condition or liquidity.

3.	SEGMENT INFORMATION

Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re. Therefore we determined that we had two reportable segments, insurance and reinsurance. Except for goodwill and intangible assets, we do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

Insurance

Our insurance segment provides insurance coverage on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability and other (including accident & health).

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

The following tables summarize the underwriting results of our operating segments for the last three years and the carrying values of goodwill and intangible assets:

At and year ended December 31, 2010	Insurance	Reinsurance	Total

Gross premiums written	$1,916,116	$1,834,420	$3,750,536
Net premiums written	1,332,220	1,815,320	3,147,540
Net premiums earned	1,206,493	1,740,917	2,947,410
Other insurance related income	2,073	-	2,073
Net losses and loss expenses	(569,869)	(1,107,263)	(1,677,132)
Acquisition costs	(152,223)	(336,489)	(488,712)
General and administrative expenses	(276,435)	(98,001)	(374,436)

Underwriting income	$210,039	$199,164	409,203

Corporate expenses			(75,449)
Net investment income			406,892
Net realized investment gains			195,098
Foreign exchange gains			15,535
Interest expense and financing costs			(55,876)

Income before income taxes			$895,403

Net loss and loss expense ratio	47.2%	63.6%	56.9%
Acquisition cost ratio	12.6%	19.3%	16.6%
General and administrative expense ratio	23.0%	5.7%	15.2%

Combined ratio	82.8%	88.6%	88.7%

Goodwill and intangible assets	$103,231	$-	$103,231

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2009	Insurance	Reinsurance	Total

Gross premiums written	$1,775,590	$1,811,705	$3,587,295
Net premiums written	1,025,061	1,791,368	2,816,429
Net premiums earned	1,157,966	1,633,798	2,791,764
Other insurance related income (loss)	(130,946)	1,265	(129,681)
Net losses and loss expenses	(612,694)	(811,178)	(1,423,872)
Acquisition costs	(113,187)	(307,308)	(420,495)
General and administrative expenses	(216,954)	(76,127)	(293,081)

Underwriting income	$84,185	$440,450	524,635

Corporate expenses			(77,076)
Net investment income			464,478
Net realized investment losses			(311,584)
Foreign exchange losses			(28,561)
Interest expense and financing costs			(32,031)

Income before income taxes			$539,861

Net loss and loss expense ratio	52.9%	49.6%	51.0%
Acquisition cost ratio	9.8%	18.8%	15.1%
General and administrative expense ratio	18.7%	4.7%	13.2%

Combined ratio	81.4%	73.1%	79.3%

Goodwill and intangible assets	$91,505	$-	$91,505

At and year ended December 31, 2008	Insurance	Reinsurance	Total

Gross premiums written	$1,841,934	$1,548,454	$3,390,388
Net premiums written	1,133,843	1,533,037	2,666,880
Net premiums earned	1,183,143	1,504,038	2,687,181
Other insurance related income (loss)	(39,862)	1,195	(38,667)
Net losses and loss expenses	(659,668)	(1,053,098)	(1,712,766)
Acquisition costs	(102,475)	(264,034)	(366,509)
General and administrative expenses	(193,881)	(68,690)	(262,571)

Underwriting income	$187,257	$119,411	306,668

Corporate expenses			(73,187)
Net investment income			247,237
Net realized investment losses			(85,267)
Foreign exchange gains			43,707
Interest expense and financing costs			(31,673)

Income before income taxes			$407,485

Net loss and loss expense ratio	55.8%	70.0%	63.7%
Acquisition cost ratio	8.6%	17.5%	13.6%
General and administrative expense ratio	16.4%	4.6%	12.5%

Combined ratio	80.8%	92.1%	89.8%

Goodwill and intangible assets	$60,417	$-	$60,417

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

3.	SEGMENT INFORMATION (CONTINUED)

The following table presents our gross premiums written by the geographical location of our subsidiaries:

Year ended December 31,	2010	2009	2008

Bermuda	$822,530	$802,577	$861,533
Europe	1,203,091	1,057,427	1,027,178
United States	1,724,915	1,727,291	1,501,677

Total gross premium written	$3,750,536	$3,587,295	$3,390,388

The following table presents our net premiums earned by segment and line of business:

Year ended December 31,	2010	2009	2008

Insurance
Property	$337,525	$268,469	$328,709
Marine	145,356	139,196	151,809
Terrorism	32,486	34,001	42,629
Aviation	66,636	64,245	65,259
Credit and political risk	89,773	188,311	144,481
Professional lines	444,663	381,364	340,929
Liability	87,481	82,286	97,898
Other	2,573	94	11,429

Total Insurance	1,206,493	1,157,966	1,183,143

Reinsurance
Catastrophe	454,954	451,085	453,091
Property	323,201	311,272	305,483
Professional lines	285,224	266,792	221,531
Credit and bond	217,809	179,362	139,861
Motor	127,404	99,497	97,773
Liability	232,014	227,511	181,858
Engineering	71,229	66,428	53,524
Other	29,082	31,851	50,917

Total Reinsurance	1,740,917	1,633,798	1,504,038

Total	$2,947,410	$2,791,764	$2,687,181

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

4.	GOODWILL AND INTANGIBLE ASSETS

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Net balance at December 31, 2008	$26,753	$26,036	$7,628	$60,417
Acquisition of Dexta	15,484	-	19,760	35,244
Amortization	-	-	(4,156)	(4,156)

Net balance at December 31, 2009	42,237	26,036	23,232	91,505
Amortization	-	-	(2,670)	(2,670)
Foreign currency translation	7,060	-	7,336	14,396

Net balance at December 31, 2010	$49,297	$26,036	$27,898	$103,231

Gross balance at December 31, 2010	$42,237	$26,036	$35,596	$103,869
Accumulated amortization	-	-	(15,034)	(15,034)
Accumulated foreign currency translation	7,060	-	7,336	14,396
Accumulated impairment charges	-	-	-	-

Net balance at December 31, 2010	$49,297	$26,036	$27,898	$103,231

On January 7, 2009, we acquired Dexta Corporation Pty Ltd (“Dexta”), an underwriting agency in Australia. The total purchase consideration to acquire Dexta was not material to our consolidated financial position. This acquisition resulted in the recognition of $15 million and $20 million of goodwill and intangible assets with a finite life, respectively. The functional currency of Dexta is the Australian dollar; accordingly, in the above table goodwill and intangible assets were translated at the exchange rate in effect at December 31, 2010. The acquired intangible assets with a finite life consist primarily of Dexta’s distribution network.

We estimate that the annual amortization expense for our total intangible assets with a finite life will be approximately $3 million next year, $2 million a year from 2012 to 2014 and $1 million in 2015. The estimated remaining useful lives of these assets range from one to twenty-eight years.

Intangible assets with an indefinite life consist primarily of U.S. state licenses that provide a legal right to transact business indefinitely. Our impairment reviews for goodwill and indefinite lived intangibles did not result the recognition of impairment losses for the years ended December 31, 2010, 2009 and 2008.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

5.	INVESTMENTS

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(4)

At December 31, 2010
Fixed maturities
U.S. government and agency	$856,711	$7,101	$(3,692)	$860,120	$-
Non-U.S. government	777,236	9,321	(13,759)	772,798	-
Corporate debt	4,054,048	144,956	(36,096)	4,162,908	-
Agency MBS(1)	2,571,124	43,160	(20,702)	2,593,582	-
Non-Agency CMBS	454,288	21,998	(1,501)	474,785	-
Non-Agency RMBS	252,460	3,287	(11,545)	244,202	(7,443)
ABS(2)	668,037	8,856	(15,050)	661,843	(1,275)
Municipals(3)	712,339	11,870	(11,550)	712,659	(350)

Total fixed maturities	$10,346,243	$250,549	$(113,895)	$10,482,897	$(9,068)

Equity securities	$327,207	$26,761	$(4,714)	$349,254

At December 31, 2009
Fixed maturities
U.S. government and agency	$1,859,874	$8,511	$(11,726)	$1,856,659	$-
Non-U.S. government	687,843	11,937	(2,966)	696,814	-
Corporate debt	3,482,450	126,093	(27,777)	3,580,766	(6,071)
Agency MBS(1)	1,529,208	41,425	(4,374)	1,566,259	-
Non-Agency CMBS	670,949	10,545	(28,283)	653,211	(505)
Non-Agency RMBS	257,865	324	(35,207)	222,982	(8,673)
ABS(2)	455,831	6,926	(19,618)	443,139	(10,798)
Municipals(3)	684,267	18,495	(4,237)	698,525	(389)

Total fixed maturities	$9,628,287	$224,256	$(134,188)	$9,718,355	$(26,436)

Equity securities	$195,011	$17,834	$(8,470)	$204,375

(1)	Agency mortgage-backed securities (MBS) include agency residential MBS (RMBS) and agency commercial MBS (CMBS).
(2)	Asset-backed securities (ABS) include debt tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs).
(3)	Includes bonds issued by states, municipalities, and political subdivisions.
(4)	Represents the non-credit component of the other-than-temporary impairment (OTTI) losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by VIEs. These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge and credit funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 5(b)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs and accordingly we are not the primary beneficiary for any of these VIEs. Our

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

5.	INVESTMENTS (CONTINUED)

maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At December 31, 2010
Maturity
Due in one year or less	$476,807	$489,190	4.7%
Due after one year through five years	4,096,477	4,144,144	39.5%
Due after five years through ten years	1,605,419	1,655,061	15.8%
Due after ten years	221,631	220,090	2.1%

	6,400,334	6,508,485	62.1%
Agency MBS	2,571,124	2,593,582	24.7%
Non-Agency CMBS	454,288	474,785	4.5%
Non-Agency RMBS	252,460	244,202	2.4%
ABS	668,037	661,843	6.3%

Total	$10,346,243	$10,482,897	100.0%

At December 31, 2009
Maturity
Due in one year or less	$692,141	$707,884	7.3%
Due after one year through five years	4,122,478	4,181,230	43.0%
Due after five years through ten years	1,535,061	1,580,492	16.3%
Due after ten years	364,754	363,158	3.7%

	6,714,434	6,832,764	70.3%
Agency MBS	1,529,208	1,566,259	16.1%
Non-Agency CMBS	670,949	653,211	6.7%
Non-Agency RMBS	257,865	222,982	2.3%
ABS	455,831	443,139	4.6%

Total	$9,628,287	$9,718,355	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

5.	INVESTMENTS (CONTINUED)

Credit Ratings

The following summarizes the credit ratings of fixed maturities as assigned by S&P:

	Amortized Cost	Fair Value	% of Total Fair Value

At December 31, 2010
Investment grade
U.S. government and agencies	$856,711	$860,120	8.2%
AAA(1)	4,810,926	4,852,558	46.3%
AA	1,071,513	1,081,535	10.3%
A	2,094,261	2,150,324	20.5%
BBB	1,129,352	1,163,168	11.1%

	9,962,763	10,107,705	96.4%
Non-investment grade
Below BBB	383,480	375,192	3.6%

Total	$10,346,243	$10,482,897	100.0%

At December 31, 2009
Investment grade
U.S. government and agencies	$1,859,874	$1,856,659	19.1%
AAA(1)	3,967,510	4,007,688	41.2%
AA	916,664	914,454	9.4%
A	1,723,081	1,760,929	18.1%
BBB	1,002,715	1,036,359	10.7%

	9,469,844	9,576,089	98.5%

Non-investment grade
Below BBB	158,443	142,266	1.5%

Total	$9,628,287	$9,718,355	100.0%

Note: In the absence of an S&P rating, we used the lower rating established by Moody’s or Fitch.

(1)	Includes U.S. government-sponsored agency, residential MBS and commercial MBS.

At December 31, 2010, we held insurance enhanced bonds, in the amount of approximately $169 million (2009: $217 million), which represented approximately 1.6% (2009: 2.2%) of our total fixed maturities and a weighted average credit rating of AA- (2009: AA) by S&P. If we exclude the insurance enhancement, the weighted average credit quality of our insured bond portfolio was A- (2009: AA-) by S&P. At December 31, 2010, our largest exposures to financial guarantors were Assured Guaranty Corp. for $66 million (2009: $8 million), National Public Finance Guarantee Corporation for $57 million (2009: $69 million) and Ambac Financial Group, Inc. for $23 million (2009: $57 million). We do not have any direct investments in these companies at December 31, 2010.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

5.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At December 31, 2010
Fixed maturities
U.S. government and agency	$-	$-	$453,207	$(3,692)	$453,207	$(3,692)
Non-U.S. government	83,572	(6,062)	302,431	(7,697)	386,003	(13,759)
Corporate debt	160,161	(13,123)	1,087,683	(22,973)	1,247,844	(36,096)
Agency MBS	735	(42)	1,308,690	(20,660)	1,309,425	(20,702)
Non-Agency CMBS	1,164	(59)	48,701	(1,442)	49,865	(1,501)
Non-Agency RMBS	100,074	(10,030)	57,095	(1,515)	157,169	(11,545)
ABS	40,617	(12,871)	155,491	(2,179)	196,108	(15,050)
Municipals	23,681	(3,118)	288,130	(8,432)	311,811	(11,550)

Total fixed maturities	$410,004	$(45,305)	$3,701,428	$(68,590)	$4,111,432	$(113,895)

Equity securities	$4,347	$(601)	$122,317	$(4,113)	$126,664	$(4,714)

At December 31, 2009
Fixed maturities
U.S. government and agency	$22,902	$(915)	$1,252,602	$(10,811)	$1,275,504	$(11,726)
Non-U.S. government	-	-	352,313	(2,966)	352,313	(2,966)
Corporate debt	160,213	(19,245)	630,678	(8,532)	790,891	(27,777)
Agency MBS	1,587	(80)	427,025	(4,294)	428,612	(4,374)
Non-Agency CMBS	273,845	(27,180)	79,561	(1,103)	353,406	(28,283)
Non-Agency RMBS	181,700	(32,787)	13,042	(2,420)	194,742	(35,207)
ABS	51,626	(18,721)	94,008	(897)	145,634	(19,618)
Municipals	13,432	(1,624)	117,825	(2,613)	131,257	(4,237)

Total fixed maturities	$705,305	$(100,552)	$2,967,054	$(33,636)	$3,672,359	$(134,188)

Equity securities	$31,368	$(6,025)	$86,947	$(2,445)	$118,315	$(8,470)

Fixed Maturities

At December 31, 2010, 1,150 fixed maturities (2009: 832) were in an unrealized loss position of $114 million (2009: $134 million) of which $15 million (2009: $20 million) was related to securities below investment grade or not rated.

At December 31, 2010, 206 (2009: 312) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $410 million (2009: $705 million). At December 31, 2010, the securities in an unrealized loss position were primarily corporate debt, non-agency RMBS, and ABS with a weighted average S&P credit rating of A+, A-, and BBB- respectively while at December 31, 2009, the securities were primarily corporate debt, non-agency RMBS, non-agency CMBS and ABS with a weighted averaged S&P credit rating of BBB+, A, AA and A-, respectively.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

5.	INVESTMENTS (CONTINUED)

We concluded that these securities as well as the remaining securities in an unrealized loss position are temporarily depressed and are expected to recover in value as the securities approach maturity or as market spreads return to more normalized levels. Further, at December 31, 2010, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At December 31, 2010, 71 securities (2009: 95) were in an unrealized loss position and 12 of these securities (2009: 56) have been in a continuous unrealized loss position for 12 months or greater. Based on our OTTI quarterly review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at December 31, 2010 and 2009.

b)	Other Investments

The table below shows our portfolio of other investments reported at fair value:

At December 31,	2010		2009

Funds of hedge funds	$235,240	45.3%	$256,877	45.0%
Hedge funds	123,036	23.7%	94,630	16.6%
Long/short credit funds	82,846	16.0%	84,392	14.8%
Distressed securities fund	21,911	4.2%	22,957	4.0%
CLO - equity tranched securities	56,263	10.8%	61,332	10.8%
Short duration high yield fund	-	- %	50,088	8.8%

Total other investments	$519,296	100.0%	$570,276	100.0%

The major categories and related investment strategies for our investments in hedge and credit funds are as follows:

Type of funds	Investment Strategy

Funds of hedge funds	Seek to achieve attractive risk-adjusted returns by investing in a large pool of hedge funds across a diversified range of hedge fund strategies.

Hedge funds	Seek to achieve attractive risk-adjusted returns primarily through multi-strategy and long/short equity approaches. Multi-strategy funds invest in a variety of asset classes on a long and short basis and may employ leverage. Long/short equity funds invest primarily in equity securities (or derivatives) on a long and short basis and may employ leverage.

Long/short credit	Seek to achieve attractive risk-adjusted returns by executing a credit trading strategy involving selective long and short positions in primarily below investment-grade credit.

Distressed securities

Seek to achieve attractive risk-adjusted returns by executing a strategy which assesses the issuer’s ability to improve its operations and often attempts to influence the process by which the issuer restructures its debt.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

5.	INVESTMENTS (CONTINUED)

In aggregate, all of our hedge fund allocation is redeemable within one year, subject to prior written redemption notice varying from 45 to 95 days. This includes recognition of certain funds we hold which restrict new investor redemptions during a lock-up period. A lock-up period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. Another common restriction is the suspension of redemptions (known as “gates”) which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets or to prevent certain adverse regulatory, or any other reasons that may render the manager unable to promptly and accurately calculate the fund’s net asset value. During 2010, and 2009, no gates were imposed on our redemption requests. Additionally, certain hedge funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a designated account. Generally, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. At December 31, 2010, the fair value of our hedge funds held in side-pockets was $4 million (2009: $4 million). At December 31, 2010, redemptions receivable was insignificant (2009: $34 million).

At December 31, 2010, we had $46 million (2009: $54 million) of a long/short credit fund that we do not have the ability to liquidate at our own discretion as the fund is beyond its investment period and is currently distributing capital to its investors. Of the remaining credit fund holdings, 32% of the carrying value has annual or semi-annual liquidity and 68% has quarterly liquidity, subject to prior written redemption notice varying from 65 to 95 days. At December 31, 2010 and 2009, none of our credit funds had established side-pockets.

At December 31, 2010 and 2009, we have no unfunded commitments relating to our investments in hedge and credit funds.

c)	Net Investment Income

Net investment income was derived from the following sources:

Year ended December 31,	2010	2009	2008

Fixed maturities	$352,357	$385,418	$428,416
Other investments	64,765	82,042	(220,981)
Cash and cash equivalents	5,836	8,302	41,576
Equities	2,900	3,765	7,862
Short-term investments	1,441	651	3,579

Gross investment income	427,299	480,178	260,452
Investment expenses	(20,407)	(15,700)	(13,215)

Net investment income	$406,892	$464,478	$247,237

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

5.	INVESTMENTS (CONTINUED)

d)	Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

Year ended December 31,	2010	2009	2008

Gross realized gains	$326,930	$181,075	$107,170
Gross realized losses	(116,082)	(157,102)	(120,474)
Net OTTI recognized in earnings	(17,932)	(337,435)	(77,753)

Net realized gains (losses) on fixed maturities and equities	192,916	(313,462)	(91,057)
Change in fair value of investment derivatives(1)	(3,641)	(1,032)	6,650

Fair value hedges:(1)
Derivative instruments	35,886	(13,655)	7,248
Hedged investments	(30,063)	16,565	(8,108)

Net realized investment gains (losses)	$195,098	$(311,584)	$(85,267)

(1)	Refer to Note 9 - Derivative Instruments

The following table summarizes the OTTI recognized in earnings by asset class:

Year ended December 31,	2010	2009	2008

Fixed maturities:
Corporate debt	$3,156	$277,979	$56,809
Agency MBS	-	345	-
Non-Agency CMBS	413	10,843	323
Non-Agency RMBS	4,715	24,249	4,956
ABS	1,126	2,384	8,615
States, municipalities, and political subdivisions	19	1,280	394

	9,429	317,080	71,097
Equities	8,503	20,355	6,656

Total OTTI recognized in earnings	$17,932	$337,435	$77,753

As disclosed in Note 2(a), on April 1, 2009, we adopted a new accounting standard which amended the previous OTTI recognition model for fixed maturities. Because the new accounting standard does not allow for retrospective application, the OTTI amounts reported in the above table for the year ended December 31, 2010, are not measured on the same basis as prior period amounts and accordingly these amounts are not comparable. The adoption of this new accounting standard on April 1, 2009, resulted in $38 million net after-tax increase to retained earnings with a corresponding decrease to AOCI, resulting in no change to our shareholders’ equity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

5.	INVESTMENTS (CONTINUED)

Fixed Maturities

The following table provides a roll forward of the credit losses, (“credit loss table”), before income taxes, for which a portion of the OTTI was recognized in AOCI:

Year ended December 31,	2010	2009

Balance at beginning of period	$162,390	$-
Credit losses remaining in retained earnings related to adoption of accounting standard	-	45,347
Credit impairments recognized on securities not previously impaired	1,355	267,770
Additional credit impairments recognized on securities previously impaired	1,826	1,922
Intent to sell of securities previously impaired	(829)	(70,540)
Securities sold/redeemed/matured	(107,244)	(82,109)

Balance at end of period	$57,498	$162,390

Credit losses are calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment.

The following provides a summary of the credit loss activities by asset class during 2010 and 2009, as well as the significant inputs and the methodology used to estimate these credit losses.

Corporate Debt:

During 2010, we sold some previously impaired corporate debt securities, resulting in a decrease in credit loss impairments of $9 million (2009: $21 million) in the above credit loss table. Additionally, certain previously impaired MTNs matured with realized gains of $29 million in 2010, resulting in a reduction of $85 million in the remaining estimated credit losses in the above table. At December 31, 2010 all the remaining MTNs were in an unrealized gain position.

During 2009, we recognized $263 million of estimated credit losses on MTNs, which are included in the above credit loss table. In response to the credit crisis, the MTN managers reduced their leverage levels which in turn lowered the credit duration of the MTNs. As credit markets recovered and credit spreads tightened in 2009, price appreciation was not as pronounced as the depreciation during 2008 due to the lower credit duration of the MTNs. The tightening of credit spreads was more significant and much quicker than anticipated which hindered the ability of the MTN managers to reinvest the underlying cash flows at wider credit spreads. Consequently, we revised the significant inputs in our projected cash flows for the MTNs (see below), resulting in a significant credit impairment charge in the third quarter of 2009.

To estimate credit losses for corporate debt securities excluding MTNs, our projected cash flows are primarily driven by our assumptions regarding the probability of default and the severity associated with those defaults. Our default and loss severity rates are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. At December 31, 2010, the weighted average default rate and loss severity rate were 35% and 100% (2009: 34% and 100%), respectively, for determining the credit losses on our impaired corporate debt securities, excluding MTNs.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

5.	INVESTMENTS (CONTINUED)

For MTNs, our projected cash flows also include significant inputs such as future credit spreads and the use of leverage over the expected duration of each of the medium-term notes. At December 31, 2009, we used the following significant inputs:

Default rates	3% - 5%
Loss severity rates	45% - 70%
Collateral spreads	5.2% - 6.7%
Leveraged duration	6.5 - 8.5 years

Agency MBS:

We do not record credit impairments on agency MBS in an unrealized loss position as they represent AAA rated holdings backed by either the explicit or implicit guarantee of the U.S. government. We believe the risk of loss in this asset class is remote and linked to the overall credit-worthiness of the U.S. government. At December 31, 2010, the fair value of our agency MBS was $2.6 billion (2009: $1.6 billion), which included $21 million (2009: $4 million) of gross unrealized losses.

Non-agency CMBS:

Our investments in CMBS are diversified and rated highly with approximately 84% (2009: 89%) rated AA or better by S&P, with a weighted average estimated subordination percentage of 27% at December 31, 2010 (2009: 27%). Based on discounted cash flows, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.

Non-agency RMBS:

For non-agency RMBS, our expected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included the following: default, delinquency, loss severity and prepayment rates. During 2010, we have recorded additional credit losses of $1 million on non-agency RMBS. The assumptions used to calculate the credit losses in 2010 have not changed significantly since December 31, 2009. At December 31, 2010, the fair value of our non-agency RMBS was $244 million (2009: $223 million), consisting primarily of $174 million (2009: $136 million) of Prime and $52 million (2009: $70 million) of Alt-A MBS. At December 31, 2010, we had gross unrealized losses of $12 million on these securities.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

5.	INVESTMENTS (CONTINUED)

During 2009, we recorded credit losses of $14 million on non-agency RMBS. At December 31, 2009, our non-agency RMBS had gross unrealized losses of $35 million, consisting of $13 million of Prime, $16 million of Alt-A and $6 million of Subprime MBS. We used the following weighted average inputs to estimate the credit losses for potentially impaired Prime and Alt-A MBS in an unrealized loss position at December 31, 2009:

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

ABS:

The majority of the unrealized losses on ABS at December 31, 2010, and 2009, were related to CLO debt tranched securities. We used the following significant inputs to estimate the credit loss for these securities:

At December 31,	2010	2009

Default rate	3.8%	4.4%
Loss severity rate	65.0%	50.0%
Collateral spreads	2.9% - 3.7%	2.6% - 3.4%

Our assumptions on default and loss severity rates are established based on an assessment of actual experience to date for each CLO debt tranche and review of recent credit rating agencies’ default and loss severity forecasts. Based on projected cash flows at December 31, 2010, we do not anticipate credit losses on the CLO debt tranched securities.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

5.	INVESTMENTS (CONTINUED)

Equities

The OTTI losses on equities in 2010 and 2009 are primarily due to the severity and duration of their unrealized loss positions, for which we concluded the forecasted recovery period was uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned. At December 31, 2010, the fair value of our equities was $349 million (2009: $204 million), which included $5 million (2009: $8 million) of gross unrealized losses.

e)	Restricted Investments

To support our insurance and reinsurance operations we provide collateral (fixed maturities and short-term investments) in various forms. We primarily utilize trust arrangements for U.S. insurance obligations, and to a lesser extent issue letters of credit, for reinsurance business. The new letter of credit facility is secured with fixed maturity investments (see Note 10(b)). We are also required to maintain securities on deposit with various regulatory authorities. The fair value of our restricted investments was as follows:

At December 31,	2010	2009

Collateral in Trust for inter-company agreements	$1,785,961	$1,592,014
Collateral for secured letter of credit facility	405,037	-
Collateral in Trust for third party agreements	217,905	173,547
Securities on deposit with regulatory authorities	87,657	72,081

Total restricted investments	$2,496,560	$1,837,642

6.	FAIR VALUE MEASUREMENTS

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

DECEMBER 31, 2010, 2009 AND 2008

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This may lead us to change the selection of our valuation technique (from market to income approach) or may cause us to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance could cause an instrument to be reclassified between levels.

We used the following valuation technique and assumptions in estimating the fair value of our financial instruments as well as the general classification of such financial instruments pursuant to the above fair value hierarchy.

Fixed Maturities

At each valuation date, we use the market approach valuation technique to estimate the fair value of our fixed maturities portfolio, when possible. This market approach includes, but is not limited to, prices obtained from third party pricing services for identical or comparable securities and the use of “pricing matrix models” using observable market inputs such as yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. Pricing from third party pricing services is sourced from multiple vendors, and we maintain a vendor hierarchy by asset type based on historical pricing experience and vendor expertise.

The following describes the significant inputs generally used to determine the fair value of our fixed maturities by asset class.

U.S. government and agency

U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. As the fair values of our U.S. Treasury securities are based on unadjusted market prices in active markets, they are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

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

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our corporate debt securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3 and consisted of private corporate debt securities at December 31, 2010.

MBS

Our portfolio of RMBS and CMBS are originated by both agencies and non-agencies. The fair values of these securities are determined through the use of a pricing model (including Option Adjusted Spread) which uses prepayment speeds and spreads to determine the appropriate average life of the MBS. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the significant inputs used to price MBS are observable market inputs, the fair values of the MBS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3.

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, credit card receivables, and CLO debt tranched securities originated by a variety of financial institutions. Similarly to MBS, the fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers or use a discounted cash flow model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. At December 31, 2010, the use of a discounted cash flow model was limited to our investment in CLO debt tranched securities and included the following significant inputs: default and loss severity rates, collateral spreads, and risk free yield curves (see Note 5(d) for quantitative inputs). As most of these inputs are unobservable, these securities are classified within Level 3.

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

Other Investments

As a practical expedient, we estimate fair values for hedge and credit funds using net asset values as advised by external fund managers or third party administrators. As our investment in hedge and credit funds have redemption restrictions (see Note 5 for further details), we have classified these investments as Level 3.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

At December 31, 2010, and 2009, the CLO – equity tranched securities (“CLO – Equities”) were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (internal cash flow model) due to the lack of observable, relevant trades in the secondary markets. The following table presents a range of significant inputs used in our valuation model.

At December 31,	2010	2009

Default rates	3.8% - 5.0%	4.4% - 6.0%
Loss severity rate	65.0%	50.0%
Collateral spreads	2.4% - 4.2%	2.6% to 4.4%
Estimated maturity dates	1.5 - 10.5 years	2.5 - 11.5 years

The changes made to the above significant inputs in 2010 did not impact significantly the fair value of the CLO—Equities at December 31, 2010.

Derivative Instruments

Our foreign currency forward contracts and options are customized to our hedging strategies and trade in the over-the-counter derivative market. We use the market approach valuation technique to estimate the fair value for these derivatives based on significant observable market inputs from third party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. Accordingly, we classified these derivatives within Level 2.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At December 31, 2010
Assets
Fixed maturities
U.S. government and agency	$588,281	$271,839	$-	$860,120
Non-U.S. government	-	772,798	-	772,798
Corporate debt	-	4,161,358	1,550	4,162,908
Agency MBS	-	2,593,582	-	2,593,582
Non-Agency CMBS	-	474,785	-	474,785
Non-Agency RMBS	-	224,524	19,678	244,202
ABS	-	618,665	43,178	661,843
Municipals	-	712,659	-	712,659

	588,281	9,830,210	64,406	10,482,897
Equity securities	271,451	77,803	-	349,254
Other investments	-	-	519,296	519,296
Other assets (see Note 9)	-	6,641	-	6,641

Total	$859,732	$9,914,654	$583,702	$11,358,088

Liabilities
Other liabilities (see Note 9)	$-	$14,986	$-	$14,986

At December 31, 2009
Assets
Fixed maturities
U.S. government and agency	$1,207,033	$649,626	$-	$1,856,659
Non-U.S. government	-	696,814	-	696,814
Corporate debt	-	3,562,636	18,130	3,580,766
Agency MBS	-	1,566,259	-	1,566,259
Non-Agency CMBS	-	650,802	2,409	653,211
Non-Agency RMBS	-	216,343	6,639	222,982
ABS	-	399,554	43,585	443,139
Municipals	-	698,525	-	698,525

	1,207,033	8,440,559	70,763	9,718,355
Equity securities	142,716	61,659	-	204,375
Other investments	-	50,088	520,188	570,276
Other assets (see Note 9)	-	9,968	-	9,968

Total	$1,349,749	$8,562,274	$590,951	$10,502,974

Liabilities
Other liabilities (see Note 9)	$-	$-	$-	$-

During 2010 and 2009, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 financial instruments

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Fixed Maturities
	Corporate Debt	Non-Agency CMBS	Non-Agency RMBS	ABS	Municipals	Total	Other Investments	Total Assets	Other Liabilities

Year ended December 31, 2010
Balance at beginning of period	$18,130	$2,409	$6,639	$43,585	$-	$70,763	$520,188	$590,951	$-
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	-	60,969	60,969	-
Total net realized and unrealized losses included in net income(1)	(1,550)	(119)	(581)	(1,134)	-	(3,384)	-	(3,384)	-
Change in net unrealized gains included in other comprehensive income	2,201	1,273	1,825	3,361	-	8,660	-	8,660	-
Change in net unrealized losses included in other comprehensive income	(34)	(238)	(27)	(71)	-	(370)	-	(370)	-
Purchases	-	3,474	20,230	4,000	-	27,704	65,000	92,704	-
Sales	(12)	(206)	(211)	(2,004)	-	(2,433)	(99,822)	(102,255)	-
Settlements / distributions	-	(694)	(1,832)	(369)	-	(2,895)	(27,039)	(29,934)	-
Transfers into Level 3	-	-	781	-	-	781	-	781	-
Transfers out of Level 3	(17,185)	(5,899)	(7,146)	(4,190)	-	(34,420)	-	(34,420)	-

Balance at end of period	$1,550	$-	$19,678	$43,178	$-	$64,406	$519,296	$583,702	$-

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$(1,550)	$-	$-	$-	$-	$(1,550)	$60,969	$59,419	$-

Year ended December 31, 2009
Balance at beginning of period	$-	$-	$-	$-	$-	$-	$450,542	$450,542	$62,597
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	-	96,860	96,860	-
Total net realized and unrealized losses included in net income(1)	(1,457)	-	-	(373)	-	(1,830)	(23,365)	(25,195)	132,595
Change in net unrealized gains included in other comprehensive income	2,112	115	7,319	8,049	-	17,595	-	17,595	-
Change in net unrealized losses included in other comprehensive income	(1,202)	(91)	(1,032)	(1,689)	(9)	(4,023)	-	(4,023)	-
Purchases	-	-	1,760	5,900	-	7,660	111,800	119,460	4,808
Sales	-	-	-	-	-	-	(102,686)	(102,686)	-
Settlements / distributions	(287)	(73)	(10,733)	(3,467)	-	(14,560)	(12,963)	(27,523)	(200,000)
Transfers into Level 3	19,479	11,669	69,895	73,733	4,447	179,223	-	179,223	-
Transfers out of Level 3	(515)	(9,211)	(60,570)	(38,568)	(4,438)	(113,302)	-	(113,302)	-

Balance at end of period	$18,130	$2,409	$6,639	$43,585	$-	$70,763	$520,188	$590,951	$-

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$(1,457)	$-	$-	$-	$-	$(1,457)	$72,947	$71,490	$-

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

Following the adoption of the new Fair Value Measurements and Disclosures guidance on January 1, 2010, transfers into and out of Level 3 reflect the fair value of the securities at the end of the reporting period. This transition was applied prospectively and accordingly the transfers into and out of Level 3 from Level 2 for the year ended December 31, 2010, are not comparable with prior periods as transfers into Level 3 were previously recorded at the fair value of the security at the beginning of the reporting period.

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made in 2009 and 2010 were due to a reduction in the volume of recently executed transactions or a lack of available quotes from pricing vendors and broker-dealers. None of the transfers were as a result of changes in valuation methodology that we made.

Transfers out of Level 3 into Level 2

During the year ended December 31, 2010, the transfer relating to corporate debt was in relation to one issuer as a result of entering into an agreement to take delivery of a new corporate debt security, which its fair value measurement was based on observable market inputs. The remaining transfers out of Level 3 into Level 2 made in 2009 and 2010 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers as a result of the return of liquidity in the credit markets.

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at December 31, 2010, and December 31, 2009 approximated their fair values with the exception of senior notes. At December 31, 2010, the senior notes are recorded at amortized cost with a carrying value of $994 million (2009: $499 million) and a fair value of $1,018 million (2009: $510 million).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

7.	RESERVE FOR LOSSES AND LOSS EXPENSES

Our reserve for losses and loss expenses comprise the following:

As of December 31,	2010	2009

Reserve for reported losses and loss expenses	$2,097,484	$1,895,297
Reserve for losses incurred but not reported	4,934,891	4,668,836

Reserve for losses and loss expenses	$7,032,375	$6,564,133

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Year ended December 31,	2010	2009	2008

Gross reserve for losses and loss expenses, beginning of period	$6,564,133	$6,244,783	$5,587,311
Less reinsurance recoverable on unpaid losses, beginning of period	(1,381,058)	(1,314,551)	(1,297,539)

Net reserve for losses and loss expenses, beginning of period	5,183,075	4,930,232	4,289,772

Net incurred losses related to:
Current year	1,990,187	1,847,044	2,089,053
Prior years	(313,055)	(423,172)	(376,287)

	1,677,132	1,423,872	1,712,766

Net paid losses related to:
Current year	(300,293)	(271,011)	(323,244)
Prior years	(1,042,890)	(982,036)	(615,717)

	(1,343,183)	(1,253,047)	(938,961)

Foreign exchange and other	(25,282)	82,018	(133,345)

Net reserve for losses and loss expenses, end of period	5,491,742	5,183,075	4,930,232
Reinsurance recoverable on unpaid losses, end of period	1,540,633	1,381,058	1,314,551

Gross reserve for losses and loss expenses, end of period	$7,032,375	$6,564,133	$6,244,783

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. Net loss and loss expenses incurred include net favorable prior period reserve development of $313 million, $423 million and $376 million for the years ended December 31, 2010, 2009 and 2008, respectively. Prior period reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years.

In 2010, we recognized net loss and loss expenses of $256 million in relation to the February 2010 Chilean and September 2010 New Zealand earthquakes. Our estimates for these events were derived from ground-up assessments of our individual contracts and treaties in the affected regions and are consistent with our market share in the regions. As part of our estimation process, we also considered current industry insured loss estimates, market share analyses, catastrophe modeling analyses and the information available to date from clients, brokers and loss adjusters. Industry-wide insured loss estimates and our own loss estimates for these events are subject to change, as additional actual loss data becomes available. Actual losses in relation to these events may ultimately differ materially from current loss estimates.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

7.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The following table summarizes net favorable reserve development by segment:

	Insurance	Reinsurance	Total

2010	$118,336	$194,719	$313,055
2009	210,861	212,311	423,172
2008	202,339	173,948	376,287

Overall, a significant portion of the net favorable prior period reserve development in each of the last three years was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short tail exposures, contributed 58%, 65% and 86% of the total net favorable reserve development in 2010, 2009 and 2008, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions.

Approximately 37% and 34% of the net favorable reserve development in 2010 and 2009, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our ultimate expected loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks. During 2008, we concluded that a reasonable level of credible loss data had developed for the 2005 and prior accident year professional lines business and we began to give weight to our own loss experience for those accident years. However, the impact of this change during 2008 was notably muted by adverse development on the 2007 accident year insurance business, driven by losses arising from the global financial crisis.

During 2010, we recognized net favorable prior period reserve development of $38 million on our trade credit and bond reinsurance business, primarily on the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years, in recognition of better than expected loss experience. In contrast, we recognized $18 million net adverse prior period reserve development on this business during 2009 to reflect updated information from our cedants.

We recognized $18 million of net adverse prior period reserve development on our credit and political risk insurance business during 2010, as we worked towards finalizing settlements for certain loss events and reductions in recovery estimates for the latest available information. During 2009 and 2008, respectively, we recognized $35 million and $65 million of net favorable development on this business, primarily in relation to credit-related classes. Better than expected loss emergence contributed to the favorable development in both years. In addition, the adoption of a more accelerated loss development profile and development on 2004 and prior accident year traditional political risk business contributed to the favorable development in 2008.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

8.	REINSURANCE

We purchase treaty and facultative reinsurance to reduce exposure to significant losses. Facultative reinsurance provides coverage for all or a portion of the losses incurred for a single policy and we separately negotiated each facultative contract. Treaty reinsurance provides coverage for a specified type or category of risks. Our treaty reinsurance agreements provide this coverage on either an excess of loss or a proportional basis. Excess of loss covers provide a contractually set amount of coverage after a specified loss amount has been reached. This specified loss amount can be based on the size of an industry loss or on a Company-specific incurred loss amount. These covers can be purchased on a package policy basis, which provide us with coverage for a number of lines of business within one contract. In contrast, proportional covers provide a us with a specified percentage of coverage from the first dollar of loss. All of these reinsurance covers provide us the right to recover of a portion of specified losses and loss expenses from reinsurers. However, to the extent that our reinsurers do not meet their obligations under these agreements due to solvency issues, contractual disputes or other reasons, we remain liable. Under our reinsurance security policy, we predominantly cede our business to reinsurers rated A- or better by A.M. Best.

The following table provides a breakdown of our ceded premiums by type of cover:

Year ended December 31,	2010	2009	2008

Treaty:
Quota Share	$299,310	$394,729	$345,144
Excess of Loss	247,712	321,580	328,212
Facultative	55,974	54,557	50,152

Total	$602,996	$770,866	$723,508

Gross and net premiums written and earned were as follows:

Year ended December 31,	2010		2009		2008
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$3,750,536	$3,632,177	$3,587,295	$3,540,298	$3,390,388	$3,374,076
Ceded	(602,996)	(684,767)	(770,866)	(748,534)	(723,508)	(686,895)

Net	$3,147,540	$2,947,410	$2,816,429	$2,791,764	$2,666,880	$2,687,181

Gross and net incurred losses and loss expenses were as follows:

Year ended December 31,	2010	2009	2008

Gross losses and loss expenses	$2,102,509	$1,742,656	$2,086,236
Reinsurance recoveries	(425,377)	(318,784)	(373,470)

Net incurred losses and loss expenses	$1,677,132	$1,423,872	$1,712,766

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

8.	REINSURANCE (CONTINUED)

Reinsurance recoverable and the provision for unrecoverable reinsurance by segment were as follows:

	Insurance	Reinsurance	Total

At December 31, 2010
Gross reinsurance recoverable on unpaid and paid losses and loss expenses	$1,547,463	$47,204	$1,594,667
Provision for unrecoverable reinsurance	(16,737)	(383)	(17,120)

Net reinsurance recoverable	$1,530,726	$46,821	$1,577,547

% of gross reinsurance recoverable with reinsurers rated A- or better(1)	97.8%	100.0%	97.9%

At December 31, 2009
Gross reinsurance recoverable on unpaid and paid losses and loss expenses	$1,403,948	$43,181	$1,447,129
Provision for unrecoverable reinsurance	(17,691)	(5,266)	(22,957)

Net reinsurance recoverable	$1,386,257	$37,915	$1,424,172

% of gross reinsurance recoverable with reinsurers rated A- or better(1)	97.8%	97.7%	97.8%

(1)	Ratings as assigned by A.M. Best.

At December 31, 2010, 5.7% (2009: 6.4%) of the total reinsurance recoverable balance was collateralized.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

9.	DERIVATIVE INSTRUMENTS

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheets at December 31, 2010 and 2009:

	December 31, 2010				December 31, 2009
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Derivative Notional Amount	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Derivative Notional Amount	Liability Derivative Fair Value(1)

Derivatives designated as hedging instruments
Foreign exchange contracts	$-	$-	$612,845	$13,748	$659,617	$9,557	$-	$-

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	$98,467	$2,182	$46,819	$746	$21,436	$411	$-	$-

Relating to underwriting portfolio:
Foreign exchange contracts	$(89,239)	$4,459	$21,325	$492	$-	$-	$-	$-

Total derivatives	$9,228	$6,641	$680,989	$14,986	$681,053	$9,968	$-	$-

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the consolidated balance sheets.

The following table provides the total unrealized and realized gains (losses) on derivatives recorded in earnings:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2010	2009	2008

Derivatives in fair value hedging relationships
Foreign exchange contracts	Net realized investment gains (losses)	$35,886	$(13,655)	$7,248

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains (losses)	$(3,641)	$(1,032)	$6,650
Mortgage Derivatives	Net realized investment gains (losses)	-	-	(274)

Relating to underwriting portfolio:
Longevity risk derivative	Other insurance related income (loss)	-	(132,595)	(41,444)
Currency collar options:
Put options - Long	Foreign exchange gains (losses)	-	2,331	3,873
Call options - Short	Foreign exchange gains (losses)	-	97	2,407
Foreign exchange contracts	Foreign exchange gains (losses)	9,596	(10,429)	(397)
Catastrophe-related risk	Other insurance related income (loss)	-	45	(475)

Total		$5,955	$(141,583)	$(29,660)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

9.	DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments Designated as a Fair Value Hedge

The hedging relationship foreign currency contracts were entered into to mitigate the foreign currency exposure of two available for sale fixed maturity portfolios denominated in Euros. The hedges were designated and qualified as a fair value hedge. The net impact of the hedges is recognized in net realized investment gains (losses).

The following table provides the net earnings impact of the fair value hedges:

Year ended December 31,	2010	2009	2008

Foreign exchange contracts	$35,886	$(13,655)	$7,248
Hedged investment portfolio	(30,063)	16,565	(8,108)

Hedge ineffectiveness recognized in earnings	$5,823	$2,910	$(860)

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

b) Relating to Underwriting Portfolio

Longevity Risk

In September 2007, we issued a policy which indemnified a third party in the event of a non-payment of a $400 million asset-backed note. This security had a 10 year term with the full principal amount due at maturity and was collateralized by a portfolio of life settlement contracts and cash held by a special purpose entity. We concluded that the indemnity contract was a derivative instrument and accordingly we recorded it at its fair value. This contract was cancelled and settled during the fourth quarter of 2009.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

10.	DEBT AND FINANCING ARRANGEMENTS

a)	Senior Notes

On November 15, 2004, AXIS Capital issued $500 million aggregate principal amount of 5.75% senior unsecured debt (the “5.75% Senior Notes”) at an issue price of 99.785%, generating net proceeds of $496 million. Interest on the 5.75% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the 5.75% Senior Notes will mature on December 1, 2014.

On March 23, 2010, AXIS Specialty Finance LLC (“AXIS Specialty Finance”), a 100% owned finance subsidiary, issued $500 million aggregate principal amount of 5.875% senior unsecured debt (the “5.875% Senior Notes” and, together with the 5.75% Senior notes, the “Senior Notes”) at an issue price of 99.624%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $495 million. Interest on the 5.875% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2010. Unless previously redeemed, the 5.875% Senior Notes will mature on June 1, 2020. The 5.875% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance under the 5.875% Senior Notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

We have the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at December 31, 2010 and 2009.

Interest expense recognized in relation to our Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. During 2010, we incurred interest expense of $52 million (2009 and 2008: $29 million).

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

10.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

On August 24, 2010, AXIS Capital and certain of its operating subsidiaries entered into a three-year revolving $500 million credit facility (the “Syndicated Credit Facility”) with a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the “Facility Documents”). Subject to certain conditions and at the request of AXIS Capital, the aggregate commitment under the Syndicated Credit Facility may be increased by up to $250 million. Under the terms of the Syndicated Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate amount of the Syndicated Credit Facility. Interest on loans issued under the Syndicated Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Syndicated Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. The letters of credit will principally be used to support the reinsurance obligations of the operating subsidiaries. Under the Syndicated Credit Facility, AXIS Capital guarantees the obligations of the operating subsidiaries and AXIS Specialty Finance guarantees the obligations of AXIS Capital and the operating subsidiaries. The Syndicated Credit Facility is subject to certain covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens, certain transactions with affiliates and investments, as defined in the Syndicated Facility Documents. The Syndicated Credit Facility also requires compliance with certain financial covenants, including a maximum debt to capital ratio and a minimum consolidated net worth requirement. In addition, each of AXIS Capital’s material insurance/reinsurance subsidiaries party to the Syndicated Credit Facility must maintain a minimum A.M. Best Company, Inc. financial strength rating. In the event of default, including a breach of these covenants, the lenders may exercise certain remedies including the termination of the Syndicated Credit Facility, the declaration of all principal and interest amounts related to Syndicated Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.

At December 31, 2010, we had $41 million, $315 million and nil letters of credit outstanding under the Expired Facility, the LOC Facility and the Syndicated Credit Facility, respectively. There was no debt outstanding under the Syndicated Credit Facility. We were in compliance with all LOC Facility and Syndicated Credit Facility covenants at December 31, 2010.

11.	COMMITMENTS AND CONTINGENCIES

a)	Concentrations of Credit Risk

Credit Risk Aggregation

We monitor and control the aggregation of credit risk on a consolidated basis by assigning limits on maximum credit exposures in certain categories including, but not limited to, single obligors and groups, industry sector, country and region. Such limits are based on a variety of factors, including the prevailing economic environment and the nature of the underlying credit exposures. The credit risk reporting process is supported by an exposure database, which contains relevant information on counterparties and credit risk; we also license third party databases to provide credit risk assessments.

We also manage the aggregation of credit risk by minimizing overlaps in underwriting, financing and investing activities.

The assets that potentially subject us to concentrations of credit risk consist principally of investments, reinsurance recoverable and insurance and reinsurance premiums receivable balances, as described below:

Investments

Our investment portfolio is managed by external investment managers in accordance with our investment guidelines. Specific provisions limit the allowable holdings of a single issue and issuers. In addition, excluding U.S. government and agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our fixed

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

maturities portfolio for securities rated A- or above and 1% or less of our fixed maturities portfolio for securities rated below A-. At December 31, 2010, we were in compliance with these limits.

Reinsurance Recoverable Balances

With respect to our reinsurance recoverable balances, we are exposed to the risk of a reinsurer failing to meet its obligations under coverage we have purchased. To mitigate this risk, all reinsurance coverage we purchase is subject to requirements established by our Reinsurance Security Committee. This Committee maintains a list of approved reinsurers, performs credit risk assessments for potential new reinsurers, regularly monitors approved reinsurers with consideration for events which may have a material impact on their creditworthiness, recommends counterparty tolerance levels for different types of ceded business and monitors concentrations of credit risk. The assessment of each reinsurer considers a range of attributes, including a review of financial strength, industry position and other qualitative factors. Generally, the Committee requires that reinsurers who do not meet specified requirements provide collateral.

Our reinsurers with the three largest balances accounted for 13%, 11% and 11%, respectively, of our total reinsurance recoverable on unpaid and paid losses balance at December 31, 2010 (2009: 13%, 12% and 13%, respectively). Amounts related to our reinsurers with the ten largest balances comprised 70% of December 31, 2010 balance (2009: 70%) and had a weighted average A.M. Best rating of A (2009: A).

Premiums Receivable Balances

The diversity of our client base limits the credit risk associated with our premiums receivable. In addition, for insurance contracts we have contractual rights to cancel coverage for non-payment of premiums and for reinsurance contracts we have contractual rights to offset premiums receivable with corresponding payments for losses and loss expenses. These contractual rights contribute to the mitigation of credit risk, as does our monitoring of aged receivable balances. In light of these mitigating factors, and considering that a significant portion of our premiums receivable are not currently due based on the terms of the underlying contracts, we do not utilize specific credit quality indicators to monitor our premiums receivable balance. At December 31, 2010, we recorded an allowance for estimated uncollectible premiums receivable of $3 million (2009: $2 million). The corresponding bad debts expense charges for 2010, 2009 and 2008 were insignificant.

b)	Brokers

We produce our business through brokers and direct relationships with insurance companies. During 2010, three brokers accounted for 62% (2009: 62%; 2008: 58%) of our total gross premiums written. Aon Corporation accounted for 25% (2009: 26%; 2008: 23%), Marsh, Inc. (including its subsidiary Guy Carpenter and Company) for 24% (2009: 23%; 2008: 23%), and Willis Group Holdings Ltd. for 13% (2009: 13%; 2008: 12%). No other broker and no one insured or reinsured accounted for more than 10% of our gross premiums written in any of the last three years.

c)	Lease Commitments

We lease office space in the countries in which we operate under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business as required. During 2010, total rent expense with respect to these operating leases was $19 million (2009: $17 million; 2008: $15 million).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments under our leases are expected to be as follows:

2011	$18,909
2012	20,444
2013	19,953
2014	18,491
2015	13,346
Later years	30,687

Total minimum future lease commitments	$121,830

d)	Reinsurance Purchase Commitment

During 2010, we purchased reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at December 31, 2010, we have an outstanding reinsurance purchase commitment of $51 million.

e)	Legal Proceedings

Except as noted below, we are not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations. In our opinion, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

f)	Dividends for Common Shares and Preferred Shares

On December 9, 2010, our Board of Directors declared a dividend of $0.23 per common share to shareholders of record at the close of business on December 31, 2010 and payable on January 18, 2011. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on January 18, 2011, to shareholders of record at the close of business on December 31, 2010 and the Series B Preferred Share dividend is payable on March 1, 2011, to shareholders of record at the close of business on February 15, 2011.

12.	EARNINGS PER COMMON SHARE

The following table provides a comparison of basic and diluted earnings per common share:

At and year ended December 31,	2010	2009	2008

Basic earnings per common share
Net income available to common shareholders	$819,848	$461,011	$350,501

Weighted average common shares outstanding	121,728	137,279	140,322

Basic earnings per common share	$6.74	$3.36	$2.50

Diluted earnings per common share
Net income available to common shareholders	$819,848	$461,011	$350,501

Weighted average common shares outstanding - basic	121,728	137,279	140,322
Warrants	12,106	10,616	12,023
Stock compensation plans	2,365	2,476	2,975

Weighted average common shares outstanding - diluted	136,199	150,371	155,320

Diluted earnings per common share	$6.02	$3.07	$2.26

For the year ended December 31, 2010, there were 186,792 (2009: 1,915,574) shares for stock compensation plans which were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

13.	SHAREHOLDERS’ EQUITY

a)	Common Shares

At December 31, 2010, and 2009, our authorized share capital was 800,000,000 common shares, par value of $0.0125 per share.

The following table presents our common shares issued and outstanding, excluding restricted shares under our stock compensation plans (see Note 15 – Stock Compensation Plans):

Year ended December 31,	2010	2009	2008

Shares issued, balance at beginning of period	152,465	150,455	147,986
Shares issued	2,447	2,010	2,469

Total shares issued at end of period	154,912	152,465	150,455

Treasury shares, balance at beginning of period	(20,325)	(14,243)	(5,466)
Shares repurchased	(22,194)	(6,082)	(8,777)

Total treasury shares at end of period	(42,519)	(20,325)	(14,243)

Total shares outstanding	112,393	132,140	136,212

b)	Series A and B Preferred Shares

On October 5, 2005, we issued $250 million of 7.25% series A Preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the shares at a redemption price of $25.00 per share. Dividends on the series A Preferred shares are non-cumulative. Consequently, if the board of directors does not authorize and declare a dividend for any dividend period, holders of the series A Preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of series A Preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on January 15, 2006, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.25% of the liquidation preference per annum. For 2010 and 2009, the total dividends declared on series A Preferred share was $1.8125 per share.

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

Commencing on March 1, 2016, the dividend rate on the series B Preferred shares will be payable at a floating rate. During a floating rate period, the floating rate per annum will be reset quarterly at a rate equal to 3.4525% plus the 3-month LIBOR Rate. Dividends on the series B Preferred shares are non-cumulative. Consequently, if the board of directors does not declare a dividend for any dividend period, holders of the series B Preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and will not be payable. For 2010 and 2009, the total dividends declared on series B Preferred share was $7.50 per share.

The holders of the series A and B Preferred shares will have no voting rights except as described below. Whenever dividends payable on the series A and B Preferred shares have not been declared by the board of directors and paid for an

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

13.	SHAREHOLDERS’ EQUITY (CONTINUED)

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

c)	Warrants

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

At December 31, 2010, 19,787,712 (2009: 19,762,574) warrants were outstanding and exercisable at an average price of $12.31 (2009: $12.36) and will expire on November 20, 2011. These warrants include a “cashless exercise” provision which allows the warrant holder to surrender the warrants with a notice of cashless exercise and receive a number of common shares based on the market value of AXIS Capital’s common shares. The cashless exercise provision will result in a lower number of common shares being issued than the numbers of warrants exercised.

At December 31, 2010, we accrued $85 million (2009: $70 million) of cash dividends relating to the anti-dilution provision in respect of the warrants.

d)	Treasury shares

Following our shareholders’ approval at the Annual General Meeting held in May 2007, we amended our bye-laws to permit common shares repurchased to be held in treasury. Our Board of Directors authorized the following share repurchase plans:

•	on December 6, 2007, our Board of Directors approved a share repurchase plan with the authorization to repurchase up to $400 million of our common shares until December 31, 2009;

•

on December 10, 2009, our Board of Directors authorized to extend the above repurchase plan until December 31, 2011, and approved a new share repurchase plan to repurchase up to $500 million of our common shares until December 31, 2011; and

•	on September 24, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $750 million of our common shares until December 31, 2012.

At December 31, 2010, we had $593 million of capacity remaining under the share repurchase plans. Share repurchases may be effected from time to time in the open market or private negotiated transactions, depending on market conditions.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

13.	SHAREHOLDERS’ EQUITY (CONTINUED)

The following table presents our share repurchases, which are held in treasury:

Year ended December 31,	2010	2009	2008

In the open market:
Total shares	18,750	5,851	8,574
Total cost	$590,694	$169,620	$283,279

Average price per share(2)	$31.50	$28.99	$33.04

From employees:(1)
Total shares	381	231	203
Total cost	$11,062	$6,289	$7,724

Average price per share(2)	$29.04	$27.23	$37.96

From founding shareholder:(3)
Total shares	3,063	-	-
Total cost	$107,827	-	-

Average price per share(2)	$35.21	-	-

Total
Total shares	22,194	6,082	8,777
Total cost	$709,583	$175,909	$291,003

Average price per share(2)	$31.97	$28.92	$33.15

(1)	To satisfy withholding tax liabilities upon vesting of restricted stock awards and exercise of stock options. Share repurchases from employees are excluded from the authorized share repurchase plans noted above.
(2)	Calculated using whole figures.
(3)	On November 29, 2010, we privately negotiated with Trident II, L.P. and affiliated entities to repurchase 3,062,824 of our common shares.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

14.	BENEFIT PLANS

We provide retirement benefits to eligible employees through various plans sponsored by us.

a)	Defined Contribution Plans

We have several defined contribution plans that are self directed. Generally, mutual funds are made available pursuant to which employees and we contribute a percentage of the employee’s gross salary into the plan each month. During 2010, our total contribution expenses were $15 million (2009: $13 million and 2008: $10 million).

b)	Supplemental Executive Retirement Plans (“SERPs”)

We have SERPs for our two senior executives: Chairman, Mr. Butt, and President and Chief Executive Officer (CEO), Mr. Charman. The SERP for Mr. Butt requires us to make annual payments to him upon retirement, or beginning January 1, 2010, even if he has not retired, for a period of ten years. The SERP for Mr. Charman requires us to make annual payments to him starting January 1, 2009, even if he has not retired, for a period of twenty years.

If either the CEO or Chairman dies, is disabled or a change of control of the Company occurs, the remaining benefits under their respective SERP are payable by the Company in a lump sum. At December 31, 2010, the total lump sum contingently payable to our CEO and Chairman was $21 million and $3 million, respectively. During 2010, pension expense was negligible (2009: negligible and 2008: $3 million) and total benefits paid was $1 million (2009: $1 million and 2008: $nil) for the two SERPs. At December 31, 2010, the accrued SERPs obligations were $16 million (2009: $17 million and 2008: $16 million).

The weighted-average assumptions used to determine our net periodic pension cost and benefit obligations were as follows:

Year ended December 31,	2010	2009	2008

Discount rate on plan obligations(1)	5.25%	6.00%	6.00%
Expected return on plan assets(2)	5.75%	5.75%	5.75%
Rate of increase on future pensions(3)	3.00%	3.00%	3.00%

(1)	Based on the average return for a hypothetical portfolio of high quality corporate bonds (rated AA or better) over the SERP payment period.
(2)	Considered the historical returns of equity and fixed maturity markets in conjunction with current economic and financial market conditions.
(3)	The rate is fixed at 3% for the duration of the SERPs.

At December 31, 2010, the fair value of the SERPs assets was $18 million (2009: $18 million). Our investment strategy is to maintain a conservative and diversified asset allocation strategy to yield a 5.75% annualized return over the life of the SERPs. At December 31, 2010, the SERPs were over-funded by $2 million (2009: $1 million) and accordingly we do not anticipate making any contributions to these SERPs in 2011, assuming normal market conditions.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

15.	SHARE-BASED COMPENSATION

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

We have issued stock options, restricted stocks, restricted stock units, and phantom stock units to our employees and non-management directors but none of these awards were subject to performance and market conditions. At December 31, 2010, 3,871,527 equity-based awards remain available for grant under the 2007 Plan. Subsequent to December 31, 2010 and up to February 8, 2011 we granted a total of 1,749,610 stock awards under the 2007 plan as follows:

•	1,521,500 restricted stocks/units with a grant date fair value of $36.56 to our employees;

•	100,000 restricted stocks with a grant date fair value of $35.88 to our Chairman in connection with an amendment to his employment agreement;

•	100,000 restricted stocks with a grant date fair value of $35.29 to our Chief Financial Officer in connection with his employment agreement; and

•	28,110 unrestricted stocks with a grant date fair value of $35.29 to our non-management directors.

The above restricted stocks are subject to a vesting period of four years with 25% of the award to be vested on an annual basis.

a)	Stock options

We have granted stock options under the 2003 Plans. The stock options generally become exercisable over a three-year annual vesting period and expire ten years from the date of grant. We have determined the fair value of each stock option grant at the date of grant. Since 2006 we have not granted stock options.

The following is a summary of stock options outstanding and exercisable at December 31, 2010 and related activity for the year ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1) (‘000s)

Outstanding - beginning of year	2,776	$21.56
Granted	-	-
Exercised	(427)	17.71
Expired	(31)	22.34

Outstanding - end of year	2,318	$22.26	2.65	$31,572

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price at December 31, 2010 and the exercisable price, multiplied by the number of in-the-money-options) that would have been received by the stock option holder had all stock option holders exercised their stock options on December 31, 2010.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

15.	SHARE-BASED COMPENSATION (CONTINUED)

The total intrinsic value of stock options exercised during 2010 was $4 million (2009: $3 million) and we received proceeds of $8 million (2009: $3 million). For exercised stock options, we issued new shares from the authorized share capital pool rather than from our treasury pool. At December 31, 2009 and 2008, there was no remaining unrecognized compensation cost related to stock options and accordingly we incurred no related compensation costs during December 31, 2010 and 2009.

b)	Restricted stock

We have granted restricted stock under both our 2003 Plans and the 2007 Plan. The nature and general terms of these plans are materially consistent. Restricted shares are entitled to vote and to receive dividends but may not be transferred during the period of restriction and are forfeited if the employee’s employment terminates prior to vesting. Prior to 2009, the vesting of restricted stock or restricted stock units (“RSUs”) awards were generally subject to a three year cliff vesting provision after the date of grant or upon the employee’s retirement eligibility, death, permanent disability or a qualifying change in control of the Company, if earlier. The restricted stock and RSUs granted in 2009 and 2010 were subject to a vesting period of four years with 25% of the award to be vested annually and has the same accelerated vesting provisions as noted above, excluding the vesting on the employee’s retirement eligibility. Prior to 2008, restricted stock and phantom stock units granted to our non-management directors generally vested six months after the date of grant or upon the director’s earlier retirement, death, permanent disability or a change in control of the Company. Starting in 2008, under the 2007 Plan, we granted common stock and phantom stock units with no vesting restriction to our non-management directors.

We have determined the fair value of all stock and unit grants using the closing price of our common shares on the New York Stock Exchange on the day of the grant.

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the year ended December 31, 2010:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of year	4,555	$33.03
Granted	1,497	28.91
Vested	(1,928)	32.31
Forfeited	(242)	31.97

Nonvested restricted stock - end of year	3,882	$31.95

During 2010, we granted 1,496,550 restricted shares (2009: 1,281,500; 2008: 2,747,630) to our employees and non-management directors with a weighted average grant-date fair value per share of $28.91 (2009: $26.39; 2008: $37.23). The total 2008 granted restricted shares included 1,000,000 shares with a grant date fair value of $35.17 per share to our CEO in connection with an amendment to his employment agreement. The grant made to our CEO has the following vesting schedule: 500,000 shares on January 31, 2009; 166,666 shares on January 1, 2010; 166,667 shares on January 1, 2012; and 166,667 shares on January 1, 2013.

During 2010, we incurred an expense of $37 million (2009: $48 million; 2008: $67 million) in respect of restricted stock, and recorded tax benefits thereon of $6 million (2009: $6 million; 2008: $7 million). The total fair value of shares vested

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

15.	SHARE-BASED COMPENSATION (CONTINUED)

during 2010 was $56 million (2009: $57 million; 2008: $24 million). At December 31, 2010, we had 3,882 (2009: 4,555) nonvested restricted stocks outstanding with $61 million (2010: $63 million) of unrecognized compensation cost. These are expected to be recognized over the weighted average period of 2.6 years (2009: 2.4 years).

During 2010, realized additional tax benefits for certain vested restricted stocks and exercised stock options was negligible (2009: negligible; 2008: $1 million). These excess tax benefits are included in our cash flows from financing activities in the Consolidated Statements of Cash Flows.

Our non-management directors may also elect to receive their meeting and other fees in common shares or phantom stock units rather than cash, based on the fair value of our common shares at the time of the grant. At December 31, 2010, we had 35,699 (2009: 67,461) phantom stock units outstanding and we have issued a cumulative total of 161,411 (2009: 97,900) common shares in lieu of fees, including the conversion of phantom stock units into common shares.

16.	RELATED PARTY TRANSACTIONS

The transactions listed below are classified as related party transactions as each counterparty had or has had either a direct or indirect shareholding in us or has been a board member during any period covered by the financial statements.

The collateral manager of four of our CLOs is Blackstone Debt Advisors L.P., who is entitled to management fees payable by the collateralized obligations in the ordinary course of business. We also have investments in three hedge funds and a credit fund that are managed by Blackstone Alternative Asset Management, LP, who is entitled to management fees in the ordinary course of business. During 2010, total management fees to the Blackstone Group were $2 million (2009: $1 million; 2008: $2 million).

17.	INCOME TAXES

Under current Bermuda law, we are not required to pay any taxes in Bermuda on income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2016. Our Bermuda subsidiary has a branch operation in Singapore, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2008 through 2010.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2007-2010. One of our U.S. subsidiaries has a branch operation in Canada, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2008 through 2010.

We also have operating subsidiaries and branch operations in Ireland, the United Kingdom, Switzerland and Australia which are subject to the relevant taxes in those jurisdictions. Our European insurance operating subsidiary with branch operations in Ireland, the United Kingdom, Switzerland, and Australia are not under examination in any of these tax jurisdictions, but generally remain subject to examination for tax years 2006-2010. Our European reinsurance operating subsidiary with a branch in Switzerland was audited by the Irish and Swiss taxing authorities through 2007 with no significant audit adjustments.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

17.	INCOME TAXES (CONTINUED)

The following table provides an analysis of our income tax expense and net tax assets:

Year ended December 31,	2010	2009	2008
Current income tax expense

United States	$26,633	$32,182	$15,330
Europe	12,173	7,020	3,302
Other	120	408	-
Deferred income tax expense (benefit)
United States	121	2,252	1,091
Europe	(173)	113	386
Other	(194)	-	-

Total income tax expense	$38,680	$41,975	$20,109

Net current tax (liabilities) receivables	$(8,525)	$(7,322)	$15,308
Net deferred tax assets	72,606	72,362	85,585

Net tax assets	$64,081	$65,040	$100,893

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

At December 31,	2010	2009

Deferred tax assets:
Discounting of loss reserves	$61,997	$58,537
Unearned premiums	30,623	27,075
Capital loss carryforwards	17,763	21,657
Accruals not currently deductible	16,282	17,026
Operating loss carryforwards	8,671	2,957
Net unrealized losses and impairments	5,140	15,651
Other deferred tax assets	5,541	8,157

Deferred tax assets before valuation allowance	146,017	151,060
Valuation allowance	(18,180)	(31,702)

Deferred tax assets net of valuation allowance	127,837	119,358

Deferred tax liabilities:
Deferred acquisition costs	(25,495)	(21,649)
Net unrealized gains on investments	(14,538)	(9,896)
Amortization of intangible assets and goodwill	(5,477)	(4,322)
Deferred ceding commissions	(3,202)	(3,762)
Other deferred tax liabilities	(6,519)	(7,367)

Deferred tax liabilities	(55,231)	(46,996)

Net deferred tax assets	$72,606	$72,362

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

17.	INCOME TAXES (CONTINUED)

At December 31, 2010 and 2009, the valuation allowance consisted of capital items in the U.S., including net unrealized capital losses, capital loss carryforwards, and impairments, as well as operating loss carryforwards in other jurisdictions. The movement in the valuation allowance is allocated first to income tax expense and the remainder to AOCI using the intraperiod tax allocation method.

The following table provides an analysis of the movement in our valuation allowance:

At December 31,	2010	2009

Income tax expense:
Valuation allowance - beginning of year	$36,231	$30,019
Operating loss carryforwards	5,714	2,957
Capital loss carryforwards and impairments	(14,406)	3,255

Valuation allowance - ending of year	27,539	36,231

Accumulated other comprehensive income:
Valuation allowance - beginning of year	(4,529)	22,261
Net unrealized (gains) losses on investments	(4,830)	(26,790)

Valuation allowance - ending of period	(9,359)	(4,529)

Total valuation allowance - end of year	$18,180	$31,702

Relevant to making the valuation allowance determination, we considered that the U.S. consolidated group has no capital loss carryback ability, uncertain ability to generate U.S. capital gains during the carryforward period, or other strategies to generate U.S. capital gains sufficient to utilize the deferred tax assets relating the U.S. investment portfolio. We did take into account net unrealized capital gains of $38 million at December 31, 2010 (2009: $24 million) in computing the valuation allowance based on the assumption that the company would dispose of these securities to avoid expiration of the U.S. capital loss carryforwards.

Although realization is not assured, management believes it is more likely than not that the tax benefit of the recorded net deferred tax assets will be realized. Other than the deferred tax assets provided for in the valuation allowance, the remaining gross deferred tax assets relate to ordinary income items. Substantially all of these deferred tax assets relate to our U.S. operations. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including historical results, operating loss carryback potential and scheduled reversals of deferred tax liabilities. Our U.S. operations have produced significant taxable income in prior periods and have deferred tax liabilities that will reverse in future periods such that we believe sufficient ordinary taxable income is available to utilize all remaining deferred tax assets. There were no unrecognized tax benefits at December 31, 2010 and 2009.

Capital loss carryforwards at December 31, 2010 by expiration date are as follows: $20 million expire in 2013, and $30 million expire in 2014.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

17.	INCOME TAXES (CONTINUED)

The following table is a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2010		2009		2008

Income before income taxes	$895,403		$539,861		$407,485

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%		0.0%		0.0%
Foreign taxes at local expected rates
United States	5.1%		6.8%		(2.2%	)
Europe	1.3%		1.0%		1.2%
Other	(0.2%	)	(0.6%	)	0.0%
Valuation allowance	(1.0%	)	1.2%		7.4%
Net tax exempt income	(0.6%	)	(0.9%	)	(1.6%	)
Other	(0.3%	)	0.3%		0.1%

Actual tax rate	4.3%		7.8%		4.9%

18.	STATUTORY FINANCIAL INFORMATION

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

The unaudited statutory capital and surplus, for our principal operating subsidiaries at December 31, 2010 and 2009 was as follows:

	Bermuda		Ireland		United States
At December 31,	2010	2009	2010	2009	2010	2009

Required statutory capital and surplus	$1,719,284	$1,732,667	$212,767	$188,011	$317,588	$285,966
Actual statutory capital and surplus	$4,206,359	$4,122,604	$814,032	$798,706	$1,141,176	$1,039,646

Our U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a company falls below the control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by our U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of our U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and may also be limited to statutory net income, net investment income or 10% of total statutory capital and surplus. At December 31, 2010, the maximum dividend that our U.S. insurance operations could pay without regulatory approval was approximately $101 million.

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda, our Bermuda subsidiary, AXIS Specialty Bermuda is restricted as to the payment of dividends and/or distributions for amounts greater than 25% of the prior year’s statutory capital and surplus whereby a signed affidavit by at least two members of the Board of Directors attesting that a dividend and/or distribution in excess of this amount would not cause the company to fail to meet its

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

18.	STATUTORY FINANCIAL INFORMATION (CONTINUED)

relevant margins is required. At December 31, 2010, the maximum dividend/distribution AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $1 billion.

Our Irish subsidiaries, AXIS Specialty Europe and AXIS Re Ltd., are required to maintain minimum levels of statutory and capital surplus. At December 31, our subsidiaries were in compliance with these requirements. Our Irish subsidiaries may declare dividends out of retained earnings subject to meeting their solvency and capital requirements. At December 31, 2010, the maximum dividend our Irish subsidiaries could pay out of retained earnings, subject to regulatory approval, was approximately $80 million.

Total statutory net income of our operating subsidiaries was $921 million, $685 million, $408 million for 2010, 2009, and 2008, respectively. The difference between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

19.	UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

The following is an unaudited summary of our quarterly financial results:

Quarters ended	Mar 31	Jun 30	Sep 30	Dec 31

2010
Net premiums earned	$696,192	$735,027	$758,873	$757,318
Net investment income	104,619	82,584	111,800	107,889
Net realized investment gains	16,176	24,619	76,531	77,772
Underwriting income	28,446	120,836	127,376	132,546
Net income available to common shareholders	111,812	204,852	238,842	264,343
Earnings per common share - basic	$0.87	$1.68	$1.99	$2.26
Earnings per common share - diluted	$0.79	$1.51	$1.78	$1.99

2009
Net premiums earned	$665,359	$706,770	$706,025	$713,610
Net investment income	99,292	112,220	134,788	118,178
Net realized investment gains (losses)	(40,597)	(23,678)	(253,365)	6,056
Underwriting income	97,237	140,530	71,351	215,517
Net income available to common shareholders	115,679	159,161	(95,892)	282,063
Earnings (loss) per common share - basic	$0.84	$1.15	$(0.70)	$2.07
Earnings (loss) per common share - diluted	$0.78	$1.06	$(0.70)	$1.87

20.	SUBSEQUENT EVENTS

During January 2011, severe flooding occurred in and around Brisbane, Australia. In addition, Tropical Cyclone Yasi made landfall in northern Queensland, Australia on February 3, 2011. We have exposure to these Australian events, primarily through our reinsurance segment, and are currently assessing our potential claims. At February 18, 2011, the available information is insufficient to arrive at reasonable estimates for our net exposure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon that assessment, the Company’s management believes that, as of December 31, 2010, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting as of December 31, 2010. This report appears below.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 18, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption, on April 1, 2009 of FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codified in FASB ASC Topic 320, Investments—Debt and Equity Securities).

/s/ Deloitte & Touche

Hamilton, Bermuda

February 18, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned “Proposal No. 1—Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation”, “Compensation Discussion and Analysis”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Principal Shareholders” and “Equity Compensation Plan Information” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions”, and “Corporate Governance” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Principal Accountant Fees and Services” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements

Included in Part II—See Item 8 of this report.

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule II	—	Condensed Financial Information of Registrant
Schedule III	—	Supplementary Insurance Information
Schedule IV	—	Supplementary Reinsurance Information

Schedules I, V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.	Exhibits

Exhibit Number	Description of Document

3.1	Certificate of Incorporation and Memorandum of Association of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-laws of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Amended and Restated Series A Warrant for the Purchase of Common Shares (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

4.3	Senior Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2004).

4.4	First Supplemental Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 15, 2004).

4.5	Senior Indenture among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of March 23, 2010 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2010).

4.6	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.7	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

Exhibit Number	Description of Document

10.1	Amended and Restated Shareholders Agreement dated December 31, 2002, among AXIS Capital Holdings Limited and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

*10.2	Employment Agreement between John R. Charman and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.3	Amendment No. 1 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated October 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007).

*10.4	Amendment No. 2 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

*10.5	Amendment No. 3 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2008).

*10.6	Amendment No. 4 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2011).

*10.7	Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and John R. Charman dated May 8, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008).

*10.8	Amended and Restated Service Agreement between Michael A. Butt and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.9	Amendment No. 1 to Amended and Restated Service Agreement, effective as of May 12, 2006, between AXIS Specialty Limited and Michael A. Butt (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2006).

*10.10	Amendment No. 2 to Amended and Restated Service Agreement by and between AXIS Specialty Limited and Michael A. Butt dated September 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2008).

*10.11	Amendment No. 3 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2009).

*10.12	Amendment No. 4 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2011).

*10.13	Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated May 8, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008).

Exhibit Number	Description of Document

*10.14	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated September 19, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2008).

*10.15	Employment Agreement by and between AXIS Specialty U.S. Services, Inc. and Albert Benchimol dated November 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2010).

*10.16	Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2011).

*10.17	Employment Agreement between William A. Fischer and AXIS Specialty Limited dated as of December 31, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 4, 2011).

*10.18	Employment Agreement between John Gressier and AXIS Specialty Limited dated as of December 31, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 4, 2011).

*10.19	Separation Agreement dated August 23, 2010 by and among AXIS Capital Holdings Limited, AXIS Specialty U.S. Services, Inc. and David B. Greenfield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010).

*10.20	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-103620) filed on May 17, 2003).

*10.21	AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2009).

*10.22	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2010).

*10.23	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2010).

*10.24	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).

*10.25	2003 Directors Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2009).

*10.26	2011 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2010).

*10.27	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 26, 2008).

*10.28	2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2004).

Exhibit Number	Description of Document

*10.29	Form of Grant Letter for certain employees of AXIS Specialty Europe Limited under the 2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006).

10.30	Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2010).

10.31	Credit Agreement, dated as of August 24, 2010, by and among AXIS Capital Holdings Limited, certain subsidiaries of AXIS Capital Holdings Limited party thereto, Bank of America, N.A., as Administrative Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2010).

†12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

†21.1	Subsidiaries of the registrant.

†23.1	Consent of Deloitte & Touche.

†24.1	Power of Attorney (included as part of signature pages hereto).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2010 and 2009; (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Exhibits 10.2 through 10.29 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
†	Filed herewith.
**	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless AXIS Capital Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2011.

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/ JOHN R. CHARMAN
John R. Charman
Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned directors and executive officers of AXIS Capital Holdings Limited, hereby severally constitute Albert Benchimol, John J. Murray and Richard T. Gieryn, Jr., and each of them singly, as our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2011.

Signature	Title

/S/ JOHN R. CHARMAN John R. Charman	Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ ALBERT BENCHIMOL Albert Benchimol	Chief Financial Officer (Principal Financial Officer)

/S/ GORDON MCFADDEN Gordon McFadden	Controller (Principal Accounting Officer)

/S/ GEOFFREY BELL Geoffrey Bell	Director

/S/ MICHAEL A. BUTT Michael A. Butt	Director

/S/ CHARLES A. DAVIS Charles A. Davis	Director

/S/ ROBERT L. FRIEDMAN Robert L. Friedman	Director

/S/ DONALD J. GREENE Donald J. Greene	Director

Signature	Title

/S/ CHRISTOPHER V. GREETHAM Christopher V. Greetham	Director

/S/ MAURICE A. KEANE Maurice A. Keane	Director

/S/ SIR ANDREW LARGE Sir Andrew Large	Director

/S/ CHERYL-ANN LISTER Cheryl-Ann Lister	Director

/S/ THOMAS C. RAMEY Thomas C. Ramey	Director

/S/ HENRY B. SMITH Henry B. Smith	Director

/S/ WILHELM ZELLER Wilhelm Zeller	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2010, and 2009, and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 18, 2011; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2009 the Company adopted FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codified in FASB ASC Topic 320, Investments—Debt and Equity Securities).

/s/ Deloitte & Touche
Hamilton, Bermuda February 18, 2011

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED BALANCE SHEETS – PARENT COMPANY

DECEMBER 31, 2010 AND 2009

	2010	2009
	(in thousands)
Assets
Investments in subsidiaries on equity basis	$6,505,431	$6,258,813
Cash and cash equivalents	8,496	29,618
Other assets	3,716	2,001

Total assets	$6,517,643	$6,290,432

Liabilities
Intercompany payable	$295,422	$191,878
Senior notes	499,583	499,476
Dividends payable	93,843	80,494
Other liabilities	3,825	18,340

Total liabilities	892,673	790,188

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2010: 154,912; 2009: 152,465 shares issued and 2010: 112,393; 2009: 132,140 shares outstanding)	1,934	1,903
Additional paid-in capital	2,059,708	2,014,815
Accumulated other comprehensive income	176,821	85,633
Retained earnings	4,267,608	3,569,411
Treasury shares, at cost (2010: 42,519; 2009: 20,325 shares)	(1,381,101)	(671,518)

Total shareholders’ equity	5,624,970	5,500,244

Total liabilities and shareholders’ equity	$6,517,643	$6,290,432

(1)	On November 15, 2004, AXIS Capital issued $500 million aggregate principal amount of 5.75% senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $496 million. Interest of the 5.75% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the 5.75% Senior Notes will mature on December 1, 2014.
(2)	AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance, an indirect wholly-owned subsidiary, related to the issuance of $500 million aggregate principal amount of 5.875% senior unsecured notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(in thousands)
Revenues
Net investment income	$74	$27	$297

Total revenues	74	27	297

Expenses
General and administrative expenses	33,785	42,114	42,342
Interest expense and financing costs	29,201	29,201	29,201

Total expenses	62,986	71,315	71,543

Loss before equity in net earnings of subsidiaries	(62,912)	(71,288)	(71,246)
Equity in net earnings of subsidiaries	919,635	569,174	458,622

Net income	856,723	497,886	387,376
Preferred share dividends	36,875	36,875	36,875

Net income available to common shareholders	$819,848	$461,011	$350,501

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$856,723	$497,886	$387,376
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(919,635)	(569,174)	(458,622)
Intercompany payable	103,544	(147,053)	65,240
Dividends received from subsidiaries	697,500	530,000	430,000
Other items	87,277	24,190	15,417

Net cash provided by operating activities	825,409	335,849	439,411

Cash flows from investing activities:
Investment in subsidiaries	-	-	(25,000)

Net cash used in investing activities	-	-	(25,000)

Cash flows from financing activities:
Repurchase of shares	(709,583)	(175,909)	(291,003)
Dividends paid - common shares	(108,302)	(112,984)	(106,368)
Dividends paid - preferred shares	(36,875)	(36,875)	(36,875)
Proceeds from issuance of common shares	8,229	3,844	26,117

Net cash used in financing activities	(846,531)	(321,924)	(408,129)

Increase (decrease) in cash and cash equivalents	(21,122)	13,925	6,282
Cash and cash equivalents - beginning of period	29,618	15,693	9,411

Cash and cash equivalents - end of period	$8,496	$29,618	$15,693

Supplemental disclosures of cash flow information:

Interest paid	$28,750	$28,750	$28,750

SCHEDULE III

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY INSURANCE INFORMATION

At and year ended December 31, 2010

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$119,323	$3,512,002	$1,359,668	$1,206,493	$-	$569,869	$152,223	$276,435	$1,332,220
Reinsurance	239,977	3,520,373	974,008	1,740,917	-	1,107,263	336,489	98,001	1,815,320
Corporate	-	-	-	-	406,892	-	-	75,449	-

Total	$359,300	$7,032,375	$2,333,676	$2,947,410	$406,892	$1,677,132	$488,712	$449,885	$3,147,540

At and year ended December 31, 2009

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$87,818	$3,502,680	$1,293,529	$1,157,966	$-	$612,694	$113,187	$216,954	$1,025,061
Reinsurance	214,502	3,061,453	915,868	1,633,798	-	811,178	307,308	76,127	1,791,368
Corporate	-	-	-	-	464,478	-	-	77,076	-

Total	$302,320	$6,564,133	$2,209,397	$2,791,764	$464,478	$1,423,872	$420,495	$370,157	$2,816,429

At and year ended December 31, 2008

(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$95,758	$3,547,071	$1,419,075	$1,183,143	$-	$659,668	$102,475	$193,881	$1,133,843
Reinsurance	177,338	2,697,712	743,326	1,504,038	-	1,053,098	264,034	68,690	1,533,037
Corporate	-	-	-	-	247,237	-	-	73,187	-

Total	$273,096	$6,244,783	$2,162,401	$2,687,181	$247,237	$1,712,766	$366,509	$335,758	$2,666,880

(1)	As we evaluate the underwriting results of each of our reportable segments separately from the results of our investment portfolio, we do not allocate net investment income to our reportable segments.
(2)	General and administrative expenses incurred by our reportable segments are allocated directly. Certain corporate overhead is allocated to our reportable segments based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses. Other corporate expenses do not relate to underwriting operations and, therefore, are not allocated to our reportable segments.

SCHEDULE IV

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY REINSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET
2010	$1,619,880	$602,996	$2,130,656	$3,147,540	67.7%
2009	1,516,031	770,866	2,071,264	2,816,429	73.5%
2008	1,580,397	723,508	1,809,990	2,666,880	67.9%