Form 10-Q
period 2011-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2011-04-29
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 20, 2011 there were 129,413,662 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence and magnitude of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims and coverage issues,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to those models,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business,

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values, and

•

the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in our Annual Report on Form 10-K for the year ended December 31, 2010.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2011: $10,591,298; 2010: $10,346,243)	$10,726,390	$10,482,897
Equity securities, available for sale, at fair value (Cost 2011: $466,429; 2010: $327,207)	502,096	349,254
Other investments, at fair value	554,113	519,296
Short-term investments, at amortized cost	132,512	172,719

Total investments	11,915,111	11,524,166
Cash and cash equivalents	963,266	929,515
Restricted cash and cash equivalents	122,923	115,840
Accrued interest receivable	94,013	96,364
Insurance and reinsurance premium balances receivable	1,880,305	1,343,665
Reinsurance recoverable on unpaid and paid losses	1,688,778	1,577,547
Deferred acquisition costs	498,598	359,300
Prepaid reinsurance premiums	212,808	221,396
Goodwill and intangible assets	102,847	103,231
Other assets	195,275	174,707

Total assets	$17,673,924	$16,445,731

Liabilities
Reserve for losses and loss expenses	$8,013,861	$7,032,375
Unearned premiums	2,938,328	2,333,676
Insurance and reinsurance balances payable	141,483	164,927
Senior notes	994,246	994,110
Other liabilities	231,523	275,422
Net payable for investments purchased	164,903	20,251

Total liabilities	12,484,344	10,820,761

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2011: 156,820; 2010: 154,912 shares issued and 2011: 113,902; 2010: 112,393 shares outstanding)	1,958	1,934
Additional paid-in capital	2,074,982	2,059,708
Accumulated other comprehensive income	155,192	176,821
Retained earnings	3,853,076	4,267,608
Treasury shares, at cost (2011: 42,918; 2010: 42,519 shares)	(1,395,628)	(1,381,101)

Total shareholders’ equity	5,189,580	5,624,970

Total liabilities and shareholders’ equity	$17,673,924	$16,445,731

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$788,201	$696,192
Net investment income	110,655	104,619
Other insurance related income	763	626
Net realized investment gains:
Other-than-temporary impairment losses	(2,155)	(6,957)
Portion of impairment losses transferred to (from) other comprehensive income	215	1,449
Other realized investment gains	32,084	21,684

Total net realized investment gains	30,144	16,176

Total revenues	929,763	817,613

Expenses
Net losses and loss expenses	1,019,801	468,262
Acquisition costs	135,356	116,649
General and administrative expenses	116,520	99,769
Foreign exchange losses (gains)	15,058	(8,147)
Interest expense and financing costs	15,860	8,688

Total expenses	1,302,595	685,221

Income (loss) before income taxes	(372,832)	132,392
Income tax expense	1,709	11,361

Net income (loss)	(374,541)	121,031

Preferred share dividends	9,219	9,219

Net income (loss) available to common shareholders	$(383,760)	$111,812

Per share data
Net income (loss) per common share:
Basic net income (loss)	$(3.39)	$0.87
Diluted net income (loss)	$(3.39)	$0.79
Weighted average number of common shares outstanding - basic	113,351	128,202
Weighted average number of common shares outstanding - diluted	113,351	142,176
Cash dividends declared per common share	$0.23	$0.21

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(in thousands)

Net income (loss)	$(374,541)	$121,031
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized gains arising during the period	12,782	94,589
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(215)	(1,449)
Adjustment for re-classification of realized investment (gains) losses and net impairment losses recognized in net income	(35,949)	(12,834)
Foreign currency translation adjustment	1,753	(484)

Comprehensive income (loss)	$(396,170)	$200,853

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(in thousands)
Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,934	1,903
Shares issued	24	26

Balance at end of period	1,958	1,929

Additional paid-in capital
Balance at beginning of period	2,059,708	2,014,815
Shares issued	1,410	364
Stock options exercised	3,417	2,414
Share-based compensation expense	10,447	10,357

Balance at end of period	2,074,982	2,027,950

Accumulated other comprehensive income (loss)
Balance at beginning of period	176,821	85,633
Unrealized appreciation (depreciation) on available for sale investments, net of tax:
Balance at beginning of period	161,802	87,438
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(23,167)	81,755
Portion of other-than-temporary impairment losses	(215)	(1,449)

Balance at end of period	138,420	167,744

Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	16,829	803
Foreign currency translation adjustment	1,753	(484)

Balance at end of period	18,582	319

Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(1,810)	(2,608)
Net actuarial gain (loss)	-	-

Balance at end of period	(1,810)	(2,608)

Balance at end of period	155,192	165,455

Retained earnings
Balance at beginning of period	4,267,608	3,569,411
Net income (loss)	(374,541)	121,031
Series A and B preferred share dividends	(9,219)	(9,219)
Common share dividends	(30,772)	(31,453)

Balance at end of period	3,853,076	3,649,770

Treasury shares, at cost
Balance at beginning of period	(1,381,101)	(671,518)
Shares repurchased for treasury	(14,527)	(297,567)

Balance at end of period	(1,395,628)	(969,085)

Total shareholders’ equity	$5,189,580	$5,376,019

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(374,541)	$121,031
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(30,144)	(16,176)
Net realized and unrealized gains of other investments	(25,031)	(16,265)
Amortization of fixed maturities	20,134	8,879
Other amortization and depreciation	3,435	2,153
Share-based compensation expense	10,447	10,357
Changes in:
Accrued interest receivable	2,351	5,152
Reinsurance recoverable balances	(111,231)	(21,746)
Deferred acquisition costs	(139,298)	(117,963)
Prepaid reinsurance premiums	8,588	10,503
Reserve for loss and loss expenses	981,486	195,389
Unearned premiums	604,652	538,886
Insurance and reinsurance balances, net	(560,084)	(444,000)
Other items	(113,075)	59,262

Net cash provided by operating activities	277,689	335,462

Cash flows from investing activities:
Purchases of:
Fixed maturities	(3,794,801)	(2,761,817)
Equity securities	(167,697)	(7,707)
Other investments	(45,000)	-
Short-term investments	(163,980)	(200,931)
Proceeds from the sale of:
Fixed maturities	3,237,485	2,632,428
Equity securities	32,903	8,526
Other investments	34,222	44,187
Short-term investments	125,041	134,102
Proceeds from redemption of fixed maturities	469,745	272,128
Proceeds from redemption of short-term investments	78,649	52,200
Purchase of other assets	(6,388)	(1,761)
Change in restricted cash and cash equivalents	(7,083)	(55,258)

Net cash (used in) provided by investing activities	(206,904)	116,097

Cash flows from financing activities:
Net proceeds from issuance of senior notes	-	494,870
Repurchase of shares	(14,527)	(297,567)
Dividends paid - common shares	(29,320)	(31,390)
Dividends paid - preferred shares	(9,219)	(9,219)
Proceeds from issuance of common shares	4,851	2,804

Net cash (used in) provided by financing activities	(48,215)	159,498

Effect of exchange rate changes on foreign currency cash	11,181	(20,342)

Increase in cash and cash equivalents	33,751	590,715
Cash and cash equivalents - beginning of period	929,515	788,614

Cash and cash equivalents - end of period	$963,266	$1,379,329

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at March 31, 2011 and the consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the periods ended March 31, 2011 and 2010 have not been audited. The balance sheet at December 31, 2010 is derived from our audited financial statements.

These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated.

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. Tabular dollar and share amounts are in thousands, except per share amounts.

Significant Accounting Policies

There have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Adoption of New Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

Effective January 1, 2011, we prospectively adopted amended FASB guidance that modified the definition of the types of costs that can be capitalized in relation to the acquisition of new and renewal insurance contracts. The amended guidance requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts in order to be capitalized as a deferred acquisition cost. Capitalized costs would include incremental direct costs, such as commissions paid to brokers. Additionally, the portion of employee salaries and benefits directly related to time spent for acquired contracts would be capitalized. Costs that fall outside the revised definition must be expensed when incurred. In accordance with the transitional provisions of this amended guidance, we elected not to capitalize acquisition costs that we did not previously capitalize, namely those costs related to employee salaries and benefits. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

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

The following tables summarize the underwriting results of our reportable segments for the periods indicated and the carrying values of goodwill and intangible assets at March 31, 2011 and 2010:

	2011			2010
Three months ended March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$424,991	$1,123,439	$1,548,430	$372,929	$1,052,272	$1,425,201
Net premiums written	289,316	1,111,463	1,400,779	206,812	1,036,823	1,243,635
Net premiums earned	327,648	460,553	788,201	256,281	439,911	696,192
Other insurance related income	763	-	763	626	-	626
Net losses and loss expenses	(266,633)	(753,168)	(1,019,801)	(130,703)	(337,559)	(468,262)
Acquisition costs	(42,079)	(93,277)	(135,356)	(31,141)	(85,508)	(116,649)
General and administrative expenses	(67,726)	(27,386)	(95,112)	(61,610)	(21,851)	(83,461)

Underwriting income (loss)	$(48,027)	$(413,278)	(461,305)	$33,453	$(5,007)	28,446

Corporate expenses			(21,408)			(16,308)
Net investment income			110,655			104,619
Net realized investment gains			30,144			16,176
Foreign exchange (losses) gains			(15,058)			8,147
Interest expense and financing costs			(15,860)			(8,688)

Income (loss) before income taxes			$(372,832)			$132,392

Net loss and loss expense ratio	81.4%	163.5%	129.4%	51.0%	76.7%	67.3%
Acquisition cost ratio	12.8%	20.3%	17.1%	12.2%	19.4%	16.7%
General and administrative expense ratio	20.7%	5.9%	14.8%	24.0%	5.0%	14.3%

Combined ratio	114.9%	189.7%	161.3%	87.2%	101.1%	98.3%

Goodwill and intangible assets	$102,847	$-	$102,847	$91,271	$-	$91,271

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At March 31, 2011
Fixed maturities
U.S. government and agency	$1,068,362	$2,764	$(2,176)	$1,068,950	$-
Non-U.S. government	822,952	18,497	(3,110)	838,339	-
Corporate debt	3,963,915	108,577	(19,808)	4,052,684	-
Agency RMBS(1)	2,608,846	38,574	(24,723)	2,622,697	-
CMBS(2)	460,320	23,460	(1,534)	482,246	-
Non-Agency RMBS	231,382	3,545	(7,290)	227,637	(6,855)
ABS(3)	660,796	11,837	(15,014)	657,619	(568)
Municipals(4)	774,725	10,006	(8,513)	776,218	(350)

Total fixed maturities	$10,591,298	$217,260	$(82,168)	$10,726,390	$(7,773)

Equity securities	$466,429	$41,524	$(5,857)	$502,096

At December 31, 2010
Fixed maturities
U.S. government and agency	$856,711	$7,101	$(3,692)	$860,120	$-
Non-U.S. government	777,236	9,321	(13,759)	772,798	-
Corporate debt	4,054,048	144,956	(36,096)	4,162,908	-
Agency RMBS	2,571,124	43,160	(20,702)	2,593,582	-
CMBS	454,288	21,998	(1,501)	474,785	-
Non-Agency RMBS	252,460	3,287	(11,545)	244,202	(7,443)
ABS	668,037	8,856	(15,050)	661,843	(1,275)
Municipals	712,339	11,870	(11,550)	712,659	(350)

Total fixed maturities	$10,346,243	$250,549	$(113,895)	$10,482,897	$(9,068)

Equity securities	$327,207	$26,761	$(4,714)	$349,254

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.
(2)	Commercial mortgage-backed securities (CMBS).
(3)	Asset-backed securities (ABS) include debt tranched securities collateralized primarily by auto loans, student loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs).
(4)	Includes bonds issued by states, municipalities, and political subdivisions.
(5)	Represents the non-credit component of the other-than-temporary impairment (OTTI) losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)

Gross Unrealized Loss

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At March 31, 2011
Fixed maturities
U.S. government and agency	$-	$-	$556,922	$(2,176)	$556,922	$(2,176)
Non-U.S. government	42,367	(1,370)	123,240	(1,740)	165,607	(3,110)
Corporate debt	116,387	(3,802)	1,103,781	(16,006)	1,220,168	(19,808)
Agency RMBS	750	(11)	1,446,973	(24,712)	1,447,723	(24,723)
CMBS	590	(4)	77,332	(1,530)	77,922	(1,534)
Non-Agency RMBS	79,201	(7,041)	24,159	(249)	103,360	(7,290)
ABS	40,584	(12,895)	159,157	(2,119)	199,741	(15,014)
Municipals	12,622	(1,624)	289,946	(6,889)	302,568	(8,513)

Total fixed maturities	$292,501	$(26,747)	$3,781,510	$(55,421)	$4,074,011	$(82,168)

Equity securities	$5,250	$(609)	$50,968	$(5,248)	$56,218	$(5,857)

At December 31, 2010
Fixed maturities
U.S. government and agency	$-	$-	$453,207	$(3,692)	$453,207	$(3,692)
Non-U.S. government	83,572	(6,062)	302,431	(7,697)	386,003	(13,759)
Corporate debt	160,161	(13,123)	1,087,683	(22,973)	1,247,844	(36,096)
Agency RMBS	735	(42)	1,308,690	(20,660)	1,309,425	(20,702)
CMBS	1,164	(59)	48,701	(1,442)	49,865	(1,501)
Non-Agency RMBS	100,074	(10,030)	57,095	(1,515)	157,169	(11,545)
ABS	40,617	(12,871)	155,491	(2,179)	196,108	(15,050)
Municipals	23,681	(3,118)	288,130	(8,432)	311,811	(11,550)

Total fixed maturities	$410,004	$(45,305)	$3,701,428	$(68,590)	$4,111,432	$(113,895)

Equity securities	$4,347	$(601)	$122,317	$(4,113)	$126,664	$(4,714)

Fixed Maturities

At March 31, 2011, 1,098 fixed maturities (2010: 1,150) were in an unrealized loss position of $82 million (2010: $114 million) of which $15 million (2010: $15 million) of this balance was related to securities below investment grade or not rated.

At March 31, 2011, 167 (2010: 206) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $293 million (2010: $410 million). These securities were primarily non-agency RMBS and ABS with a weighted average S&P credit rating of A- and BBB-, respectively while at December 31, 2010, the securities were primarily corporate debt, non-agency RMBS and ABS with a weighted average S&P credit rating of A+, A- and BBB-, respectively. We concluded that these securities as well as the remaining securities in an unrealized loss position are temporarily depressed and are expected to recover in value as the securities approach maturity. Further, at March 31, 2011, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Equity Securities

At March 31, 2011, 59 securities (2010: 71) were in an unrealized loss position and 12 of these securities (2010: 12) have been in a continuous unrealized loss position for 12 months or greater. Based on our OTTI quarterly review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at March 31, 2011 and December 31, 2010.

b)	Other Investments

The table below shows our portfolio of other investments reported at fair value:

	March 31, 2011		December 31, 2010

Funds of hedge funds	$238,519	43.0%	$235,240	45.3%
Hedge funds	151,125	27.3%	123,036	23.7%
Long/short credit	80,809	14.6%	82,846	16.0%
Distressed securities	23,399	4.2%	21,911	4.2%
CLO - equity tranched securities	60,261	10.9%	56,263	10.8%

Total other investments	$554,113	100.0%	$519,296	100.0%

The major categories and related investment strategies for our investments in hedge and credit funds are as follows:

Types of funds	Investment Strategy

Funds of hedge funds	Seek to achieve attractive risk-adjusted returns by investing in a large pool of hedge funds across a diversified range of hedge fund strategies.

Hedge funds	Seek to achieve attractive risk-adjusted returns primarily through multi-strategy and long/short equity approaches. Multi-strategy funds invest in a variety of asset classes on a long and short basis and may employ leverage. Long/short equity funds invest primarily in equity securities (or derivatives) on a long and short basis and may employ leverage.

Long/short credit	Seek to achieve attractive risk-adjusted returns by executing a credit trading strategy involving selecting long and short positions in primarily below investment-grade credit.

Distressed securities	Seek to achieve attractive risk-adjusted returns by executing a strategy which assesses the issuer’s ability to improve its operations and often attempts to influence the process by which the issuer restructures its debt.

In aggregate, our hedge funds (including funds of hedge funds) are redeemable within one year, subject to prior written redemption notice varying from 45 to 95 days. This includes recognition of certain funds we hold which restrict new investor redemptions during a lock-up period. A lock-up period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. Another common restriction is the suspension of redemptions (known as “gates”) which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets or to prevent certain adverse regulatory, or any other reasons that may render the manager unable to promptly and accurately calculate the fund’s net asset value. During the three months ended March 31, 2011, no gates were imposed on our redemption requests. Additionally, certain hedge funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a designated account. Generally, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund,

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

may investors redeem their interest. At March 31, 2011, the fair value of our hedge funds held in side-pockets was $4 million (2010: $4 million). At March 31, 2011 and December 31, 2010, redemptions receivable were insignificant.

At March 31, 2011, we had $43 million (2010: $46 million) of a long/short credit fund that we do not have the ability to liquidate at our own discretion as the fund is beyond its investment period and is currently distributing capital to its investors. Of the remaining credit fund holdings (long/short credit and distressed securities), 32% (2010: 32%) of the carrying value has annual or semi-annual liquidity and 68% (2010: 68%) has quarterly liquidity, subject to prior written redemption notice varying from 65 to 95 days. At March 31, 2011 and December 31, 2010, none of our credit funds had established side-pockets.

At March 31, 2011, we have no unfunded commitments relating to our investments in hedge and credit funds.

c)	Net Investment Income

Net investment income was derived from the following sources:

Three months ended March 31,	2011	2010

Fixed maturities	$88,581	$91,118
Other investments	25,311	16,265
Cash and cash equivalents	2,153	1,735
Equities	824	588
Short-term investments	387	220

Gross investment income	117,256	109,926
Investment expenses	(6,601)	(5,307)

Net investment income	$110,655	$104,619

d)	Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

Three months ended March 31,	2011	2010

Gross realized gains	$76,332	$59,963
Gross realized losses	(38,413)	(41,338)
Net OTTI recognized in earnings	(1,940)	(5,508)

Net realized gains on fixed maturities and equities	35,979	13,117

Change in fair value of investment derivatives(1)	(9,100)	(158)

Fair value hedges:(1)
Derivative instruments	(30,481)	34,927
Hedged investments	33,746	(31,710)

Net realized investment gains	$30,144	$16,176

(1)	Refer to Note 6 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

Three months ended March 31,	2011	2010

Fixed maturities:
Corporate debt	$1,026	$1,650
Non-Agency RMBS	370	1,064
ABS	61	1,126
Municipals	483	-

	1,940	3,840

Equities	-	1,668

Total OTTI recognized in earnings	$1,940	$5,508

The following table provides a roll forward of the credit losses, (“credit loss table”), before income taxes, for which a portion of the OTTI was recognized in AOCI:

Three months ended March 31,	2011	2010

Balance at beginning of period	$57,498	$162,390
Credit impairments recognized on securities not previously impaired	-	344
Additional credit impairments recognized on securities previously impaired	(96)	587
Change in recoveries of future cash flows expected to be collected	(5)	485
Securities sold/redeemed/matured	(48,022)	(5,963)

Balance at end of period	$9,375	$157,843

For the three months ended March 31, 2011, there were no significant credit loss events. The $48 million decrease in the above table for the first quarter of 2011 was primarily driven by the maturity of one medium-term note that was previously impaired in 2009. This security matured with a realized gain of $14 million.

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

We used the following valuation techniques and assumptions in estimating the fair value of our financial instruments as well as the general classification of such financial instruments pursuant to the above fair value hierarchy.

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

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our corporate debt securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3 and consisted of private corporate debt securities at March 31, 2011.

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

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loan receivables, credit card receivables, and CLO debt tranched securities originated by a variety of financial institutions. Similarly to MBS, the fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers or use a discounted cash flow model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. At March 31, 2011, the use of a discounted cash flow model was limited to our investment in CLO debt tranched securities and included the following significant inputs: default and loss severity rates, collateral spreads, and risk free yield curves, which have not changed since December 31, 2010. As most of these inputs are unobservable, these securities are classified within Level 3.

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

Other Investments

As a practical expedient, we estimate fair values for hedge and credit funds using net asset values as advised by external fund managers or third party administrators. As our investment in hedge and credit funds have redemption restrictions (see Note 3 for further details), we have classified these investments as Level 3.

CLO Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (internal discounted cash flow model) due to the lack of observable, relevant trades in the secondary markets. At March 31, 2011, we have not changed our significant inputs (default rates, loss severity rate and estimated maturity dates) in our valuation model since December 31, 2010.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At March 31, 2011
Assets
Fixed maturities
U.S. government and agency	$831,638	$237,312	$-	$1,068,950
Non-U.S. government	-	838,339	-	838,339
Corporate debt	-	4,051,134	1,550	4,052,684
Agency RMBS	-	2,622,697	-	2,622,697
CMBS	-	482,246	-	482,246
Non-Agency RMBS	-	216,031	11,606	227,637
ABS	-	614,441	43,178	657,619
Municipals	-	776,218	-	776,218

	831,638	9,838,418	56,334	10,726,390
Equity securities	421,757	80,339	-	502,096
Other investments	-	-	554,113	554,113
Other assets (see Note 6)	-	19,575	-	19,575

Total	$1,253,395	$9,938,332	$610,447	$11,802,174

Liabilities
Other liabilities (see Note 6)	$-	$29,552	$-	$29,552

At December 31, 2010
Assets
Fixed maturities
U.S. government and agency	$588,281	$271,839	$-	$860,120
Non-U.S. government	-	772,798	-	772,798
Corporate debt	-	4,161,358	1,550	4,162,908
Agency RMBS	-	2,593,582	-	2,593,582
CMBS	-	474,785	-	474,785
Non-Agency RMBS		224,524	19,678	244,202
ABS	-	618,665	43,178	661,843
Municipals	-	712,659	-	712,659

	588,281	9,830,210	64,406	10,482,897
Equity securities	271,451	77,803	-	349,254
Other investments	-	-	519,296	519,296
Other assets (see Note 6)	-	6,641	-	6,641

Total	$859,732	$9,914,654	$583,702	$11,358,088

Liabilities
Other liabilities (see Note 6)	$-	$14,986	$-	$14,986

During 2011 and 2010, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 financial instruments

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Fixed Maturities
	Corporate Debt	CMBS	Non-Agency RMBS	ABS	Total	Other Investments	Total Assets

Three months ended March 31, 2011
Balance at beginning of period	$1,550	$-	$19,678	$43,178	$64,406	$519,296	$583,702
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	25,031	25,031
Total net realized and unrealized losses included in net income(1)	-	-	-	-	-	-	-
Change in net unrealized gains included in other comprehensive income	-	-	54	-	54	-	54
Change in net unrealized losses included in other comprehensive income	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	45,000	45,000
Sales	-	-	-	-	-	(27,063)	(27,063)
Settlements / distributions	-	-	(617)	-	(617)	(8,151)	(8,768)
Transfers into Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	(7,509)	-	(7,509)	-	(7,509)

Balance at end of period	$1,550	$-	$11,606	$43,178	$56,334	$554,113	$610,447

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$-	$-	$-	$-	$-	$25,263	$25,263

Three months ended March 31, 2010
Balance at beginning of period	$18,130	$2,409	$6,639	$43,585	$70,763	$520,188	$590,951
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	14,902	14,902
Total net realized and unrealized losses included in net income(1)	(1,550)	-	-	-	(1,550)	-	(1,550)
Change in net unrealized gains included in other comprehensive income	1,623	32	274	106	2,035	-	2,035
Change in net unrealized losses included in other comprehensive income	(34)	(238)	(20)	(24)	(316)	-	(316)
Purchases	-	3,474	-	4,000	7,474	-	7,474
Sales	-	-	-	-	-	(42,593)	(42,593)
Settlements / distributions	-	(111)	(353)	(4)	(468)	(5,031)	(5,499)
Transfers into Level 3	-	-	780	-	780	-	780
Transfers out of Level 3	-	(2,119)	(3,900)	-	(6,019)	-	(6,019)

Balance at end of period	$18,169	$3,447	$3,420	$47,663	$72,699	$487,466	$560,165

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$(1,550)	$-	$-	$-	$(1,550)	$14,902	$13,352

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made in 2010 were due to a reduction in the volume of recently executed transactions or a lack of available quotes from pricing vendors and broker-dealers. None of the transfers were as a result of changes in valuation methodology that we made.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made in 2010 and 2011 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers as a result of the return of liquidity in the credit markets.

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at March 31, 2011, and December 31, 2010 approximated their fair values with the exception of senior notes. At March 31, 2011, the senior notes are recorded at amortized cost with a carrying value of $994 million (2010: $994 million) and have a fair value of $1,037 million (2010: $1,018 million).

5.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Three months ended March 31,	2011	2010

Gross reserve for losses and loss expenses, beginning of period	$7,032,375	$6,564,133
Less reinsurance recoverable on unpaid losses, beginning of period	(1,540,633)	(1,381,058)

Net reserve for losses and loss expenses, beginning of period	5,491,742	5,183,075

Net incurred losses related to:
Current year	1,069,505	549,728
Prior years	(49,704)	(81,466)

	1,019,801	468,262

Net paid losses related to:
Current year	(13,640)	(11,306)
Prior years	(213,147)	(249,727)

	(226,787)	(261,033)

Foreign exchange and other	62,690	(58,144)

Net reserve for losses and loss expenses, end of period	6,347,446	5,332,160
Reinsurance recoverable on unpaid losses, end of period	1,666,415	1,427,362

Gross reserve for losses and loss expenses, end of period	$8,013,861	$6,759,522

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. During the three months ended March 31, 2011, we recognized net loss and loss expenses of $204 million and $289 million, respectively, in relation to the Christchurch, New Zealand and Japanese earthquakes. Our estimated net losses in relation to these events were derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions and are consistent with our market shares in those regions. We also considered current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters. Industry-wide insured loss estimates for these events, as well as our own estimates remain subject to change as additional actual loss data becomes available. Actual losses in relation to these events may ultimately differ materially from current loss estimates.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The proximity of the Japanese earthquake to our reporting date means that very limited information is yet available to us, inherently increasing the amount of management judgment required to arrive at our estimate of net losses and the associated uncertainty. In addition, a number of other factors limit our ability to accurately estimate the quantum of losses associated with this event including, but not limited to, the magnitude of the event and associated damage, uncertainties about the extent and nature of damages and corresponding coverages (including business interruption and contingent business interruption coverages), the ultimate size of losses to be assumed by Japan’s cooperative mutuals and limitations associated with modeled losses.

Net losses and loss expenses incurred include net favorable prior year reserve development of $50 million and $81 million for the three months ended March 31, 2011 and 2010, respectively. Prior year reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years.

The following table summarizes net favorable reserve development by segment:

Three months ended March 31,	2011	2010

Insurance	$14,728	$25,369
Reinsurance	34,976	56,097

Total	$49,704	$81,466

Overall, a significant portion of the net favorable prior period reserve development in the first quarters of 2011 and 2010 was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short-tail exposures, contributed 75% and 63% of the total net favorable reserve development in the first quarters of 2011 and 2010, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions.

Approximately $16 million and $36 million of the net favorable reserve development in the first quarter of 2011 and 2010, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our estimation of ultimate loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not necessary reflective of credit risk.

	March 31, 2011			December 31, 2010
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Fair value hedges
Foreign exchange contracts	$567,450	$10,272	$14,338	$612,845	$-	$13,748
Derivatives not designated as hedges
Relating to investment portfolio:
Foreign exchange contracts	241,136	96	6,416	154,990	2,182	746
Relating to underwriting portfolio:
Currency collar options	38,200	696	-	-	-	-
Foreign exchange contracts	$698,192	8,511	8,798	$110,564	4,459	492

Total derivatives		$19,575	$29,552		$6,641	$14,986

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the balance sheet.

Fair Value Hedges

We entered into foreign exchange contracts to hedge the foreign currency exposure of two available for sale fixed maturity portfolios denominated in Euros. The hedges were designated and qualified as fair value hedges, resulting in the net impact of the hedges recognized in net realized investment gains (losses).

The following table provides the total impact on earnings relating to foreign exchange contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

Three months ended March 31,	2011	2010

Foreign exchange contracts	$(30,481)	$34,927
Hedged investment portfolio	33,746	(31,710)

Hedge ineffectiveness recognized in earnings	$3,265	$3,217

Derivative Instruments not Designated as Hedges

a) Relating to Investment Portfolio

Within our investment portfolio we are exposed to foreign currency risk. Accordingly, the fair values for our investment portfolio are partially influenced by the change in foreign exchange rates. We may enter into foreign exchange contracts to manage the effect of this currency risk. These foreign currency hedging activities are not designated as specific hedges for financial reporting purposes.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

In addition, our external equity investment managers have the discretion to hold foreign currency exposures as part of their total return strategy.

The significant increase in the notional amount of investment related derivatives since December 31, 2010, was primarily due to hedging an increase in Canadian and Euro denominated fixed maturities.

b) Relating to Underwriting Portfolio

Our insurance and reinsurance subsidiaries and branches operate in various foreign countries and consequently our underwriting portfolio is exposed to significant foreign currency risk. We manage foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically foreign currency forward contracts and options. In addition, we may utilize foreign currency swaps for cash management purposes.

The significant increase in the notional amount of underwriting related derivatives since December 31, 2010, was primarily due to hedging our foreign denominated liability exposure relating to the significant catastrophe losses incurred from the New Zealand and Japanese earthquakes.

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended March 31,
		2011	2010

Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains (losses)	$(9,100)	$(158)

Relating to underwriting portfolio:
Currency collar options	Foreign exchange gains (losses)	697
Foreign exchange contracts	Foreign exchange gains (losses)	(3,004)	3,064

Total		$(11,407)	$2,906

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION

Restricted Stock

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the three months ended March 31, 2011:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	3,882	$31.95
Granted	1,725	36.44
Vested	(1,704)	35.09
Forfeited	(72)	29.43

Nonvested restricted stock - end of period	3,831	$32.63

For the three months ended March 31, 2011, we incurred share-based compensation costs of $10 million (2010: $10 million) and recorded tax benefits thereon of $2 million (2010: $2 million). The total grant-date fair value of shares vested during the three months ended March 31, 2011 was $60 million (2010: $58 million). At March 31, 2011 there were $111 million (2010: $91 million) of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 3.2 years (2010: 3.0 years).

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings (loss) per common share:

At and for the three months ended March 31,	2011	2010
Basic earnings (loss) per common share
Net income available to common shareholders	$(383,760)	$111,812

Weighted average common shares outstanding	113,351	128,202

Basic earnings (loss) per common share	$(3.39)	$0.87

Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$(383,760)	$111,812

Weighted average common shares outstanding - basic	113,351	128,202
Warrants	-	11,675
Stock compensation plans	-	2,299

Weighted average common shares outstanding - diluted	113,351	142,176

Diluted earnings (loss) per common share	$(3.39)	$0.79

Due to the net loss incurred in the three months ended March 31, 2011, all the share equivalents were anti-dilutive. For the same period in 2010, 400,834 share equivalents were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS’ EQUITY

The following table presents our common shares issued and outstanding:

Three months ended March 31,	2011	2010

Shares issued, balance at beginning of period	154,912	152,465
Shares issued	1,908	2,008

Total shares issued at end of period	156,820	154,473

Treasury shares, balance at beginning of period	(42,519)	(20,325)
Shares repurchased	(399)	(9,993)

Total treasury shares at end of period	(42,918)	(30,318)

Total shares outstanding	113,902	124,155

10.	COMMITMENTS AND CONTINGENCIES

a)	Legal Proceedings

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We continued to believe that the lawsuit was completely without merit and on that basis vigorously defended the filed action. However, for the sole purpose of avoiding additional litigation costs, we reached an agreement in principle with plaintiffs during the first quarter of 2011 to settle all claims and causes of action in this matter for an immaterial amount. The settlement is contingent upon the negotiation, agreement and execution of a definitive settlement agreement and District Court approval of the final terms and conditions of the settlement.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

b)	Dividends for Common Shares and Preferred Shares

On March 3, 2011, our Board of Directors declared a dividend of $0.23 per common share to shareholders of record at the close of business on March 31, 2011 and payable on April 15, 2011. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on April 15, 2011 to shareholders of record at the close of business on March 31, 2011 and the Series B Preferred Share dividend is payable on June 1, 2011 to shareholders of record at the close of business on May 13, 2011.

c)	Reinsurance Purchase Commitment

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at March 31, 2011, we have an outstanding reinsurance purchase commitment of $39 million.

11.	SUBSEQUENT EVENT

Subsequent to March 31, 2011, certain of our founding shareholders exercised their warrants on a cashless basis pursuant to the terms of the applicable warrant agreements, resulting in a lower number of shares being issued than the number of warrants exercised. Accordingly, we issued 11,852,589 shares upon the exercise of 18,102,623 warrants. In connection with the warrant exercise, we paid deferred dividends of $93 million to those warrant holders who chose the deferred cash option for dividends declared. This amount was included in other liabilities in the consolidated balance sheets at March 31, 2011. At April 28, 2011, 1,697,839 warrants remain outstanding, exercisable at an average price of $10.52.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2011 FINANCIAL HIGHLIGHTS

First Quarter 2011 Consolidated Results of Operations

•	Net loss available to common shareholders of $384 million, or $3.39 per share basic and diluted

•	Operating loss of $414 million, or $3.65 per share(1)

•	Gross premiums written of $1.5 billion

•	Net premiums written of $1.4 billion

•	Net premiums earned of $788 million

•	Net favorable prior year reserve development of $50 million, pre-tax

•

Estimated pre-tax net losses (net of reinstatement premiums) of $87 million, $203 million and $287 million for the significant Australian loss events (including the January floods and Cyclone Yasi), the Christchurch, New Zealand earthquake and the Japanese earthquake, respectively

•	Underwriting loss of $461 million and combined ratio of 161.3%

•	Net investment income of $111 million

•	Net realized investment gains of $30 million

First Quarter 2011 Consolidated Financial Condition

•	Total cash and investments of $13.0 billion; fixed maturities, cash and short-term securities comprise 92% of total cash and investments and have an average credit rating of AA

•	Total assets of $17.7 billion

•	Reserve for losses and loss expenses of $8.0 billion and reinsurance recoverable of $1.7 billion

•	Total debt of $994 million and a debt to total capital ratio of 16.1%

•	Common shareholders’ equity of $4.7 billion; diluted book value per common share of $35.69

•

Strong liquidity, with 69% or $9.0 billion of our cash and investment portfolio invested in investment-grade, intermediate-maturity fixed income holdings (excluding restricted investments) and cash expected to be available within one to three business days

(1)	Operating income (loss) is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income (loss) available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada and Australia. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Reinsurance. Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. Our execution on this strategy in the first three months of 2011 included:

•	the continuing growth of our Global Accident & Health operations, focused on specialty accident products rather than traditional medical coverages; and

•	taking advantage of select opportunities for premium growth.

Results of Operations

Three months ended March 31,	2011	% Change	2010
Underwriting income (loss):
Insurance	$(48,027)	nm	$33,453
Reinsurance	(413,278)	nm	(5,007)
Net investment income	110,655	6%	104,619
Net realized investment gains	30,144	86%	16,176
Other expenses, net	(54,035)	92%	(28,210)

Net income (loss)	(374,541)	nm	121,031
Preferred share dividends	(9,219)	-	(9,219)

Net income (loss) available to common shareholders	$(383,760)	nm	$111,812

Operating income (loss)	$(413,902)	nm	$95,650

nm - not meaningful

Underwriting Results

We recognized an underwriting loss of $461 million for the first quarter of 2011, compared to underwriting income of $28 million for the same period of 2010. The primary driver of this change was the significant natural catastrophe activity in 2011. In particular, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $287 million, $203 million and $87 million for the Japanese earthquake, the Christchurch, New Zealand earthquake and Australian weather events, respectively. Comparatively, our catastrophe losses (net of related reinstatement premiums) in the first quarter of 2010 were also notable but less significant, consisting largely of $100 million as a result of the Chilean earthquake and a further $47 million combined for Australian storms, European Windstorm Xynthia and U.S. winter storms.

Our insurance segment’s 2011 underwriting results reflected pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) of $50 million in relation to the events noted above. An $11 million reduction in net favorable prior period reserve development also contributed to the variance between periods, as well as higher acquisition costs and general and administrative expenses. Partially offsetting these differences, reduced ceded reinsurance costs due to the restructuring of certain programs on renewal in the second quarter of 2010 increased net premiums earned.

The $408 million increase in the reinsurance segment’s underwriting loss was primarily attributable to the higher level of catastrophe activity described above; associated pre-tax net losses for the segment (net of related reinstatement premiums) were $527 million in 2011, compared to $142 million in 2010. Also contributing to the variance was a $21 million reduction in net favorable prior period reserve development.

Net Investment Income

Net investment income for the three months ended March 31, 2011 increased $6 million, primarily due to higher returns from our alternative investment portfolio (“other investments”). While lower reinvestment yields contributed to a reduction in income from our fixed maturity portfolio, this was largely offset by an increased level of investment in fixed maturity securities.

Net Realized Investment Gains

During both periods, we realized investment-related gains on sale as we rebalanced the composition of our fixed maturity portfolio.

Other Expenses, Net

The movement in net other expenses for the quarter was primarily due to foreign exchange rate movements. We recognized $15 million in foreign exchange losses in the current quarter, primarily due to the remeasurement of net liabilities denominated in the Euro, following the appreciation of that currency against the U.S. Dollar. In the first quarter of 2010, we recognized foreign exchange gains of $8 million as the U.S. Dollar strengthened against the Euro and Sterling. Our March 2010 senior note issuance contributed to higher interest costs when compared to the prior year, while the significant catastrophe losses in 2011 contributed to a reduction in income tax expense.

Outlook

We believe that the impact of the significant first quarter catastrophes, coming after an active catastrophe year in 2010, and combined with low profitability in the industry, low investment yields and the impact of new catastrophe models, will lead to improvements in insurance and reinsurance pricing. We have noted recent changes in the property catastrophe reinsurance market. As expected, rates are increasing notably in areas materially affected by the catastrophe events. However, rate reductions for property catastrophe business in virtually all regions appear to have halted in light of these events. We are noting a similar trend in the primary insurance market on a global basis, particularly for property and energy lines.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Three months ended and at March 31,	2011		2010

ROACE (annualized)(1)	(31.3%	)	9.1%
Operating ROACE (annualized)(2)	(33.7%	)	7.7%
DBV per common share(3)	$35.69		$34.56
Cash dividends declared per common share	$0.23		$0.21

(1)	Return on average common equity (“ROACE”) is calculated by dividing annualized net income (loss) available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.
(2)	Operating ROACE is calculated by dividing annualized operating income (loss) for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to the nearest GAAP financial measure (ROACE).
(3)	Diluted book value (“DBV”) represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method.

Return on Equity

Our underwriting loss was the primary driver of both the negative annualized ROACE and operating ROACE for the first quarter of 2011. In contrast, we generated underwriting income in the three months ended March 31, 2010, contributing to the positive ROACE and operating ROACE results for that period.

Diluted book value per common share

Our DBV per common share has increased 3% since March 31, 2010, primarily as a result of $324 million in net income available to common shareholders over the past 12 months and the execution of common share repurchases at a discount to book value.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

Three months ended March 31,	2011	% Change	2010
Revenues:
Gross premiums written	$1,548,430	9%	$1,425,201
Net premiums written	1,400,779	13%	1,243,635
Net premiums earned	788,201	13%	696,192
Other insurance related income	763		626
Expenses:
Current year net losses and loss expenses	(1,069,505)		(549,728)
Prior period reserve development	49,704		81,466
Acquisition costs	(135,356)		(116,649)
General and administrative expenses	(95,112)		(83,461)

Underwriting income (loss)(1)	$(461,305)	nm	$28,446

nm - not meaningful

(1)	Refer to Item 1, Note 2 to the Consolidated Financial Statements, for a reconciliation of underwriting income to “Income before income tax” for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Three months ended March 31,	2011	Change	2010

Insurance	$424,991	14%	$372,929
Reinsurance	1,123,439	7%	1,052,272

Total	$1,548,430	9%	$1,425,201

% ceded
Insurance	32%	(13)pts	45%
Reinsurance	1%	-	1%
Total	10%	(3)pts	13%

	Net Premiums Written
	2011	% Change	2010
Insurance	$289,316	40%	$206,812
Reinsurance	1,111,463	7%	1,036,823

Total	$1,400,779	13%	$1,243,635

Gross premiums written in our insurance segment increased this quarter, primarily driven by our new Global Accident & Health (“Global A&H”) operations. Gross premiums written in our reinsurance segment increased from the first quarter of 2010, primarily driven by growth in our proportional motor reinsurance business. Our catastrophe reinsurance gross premiums written also increased; however, this increase was driven by the renewal of two European two-year contracts. On a constant currency basis, our reinsurance gross premiums written increased 10%. The majority of our reinsurance contracts renew in the first quarter and, thus, the impact of foreign exchange rate movements on gross premiums written is greatest during this period. The U.S. Dollar was stronger at our major January 1st renewal date, resulting in a corresponding reduction in gross premiums written. Thus, on a US dollar basis, reinsurance gross premiums written increased by 7%.

The reductions in our ceded premium ratios in 2011 were primarily attributable to changes in our reinsurance purchasing effected during the second quarter of 2010.

Net Premiums Earned:

Net premiums earned by segment were as follows:

Three months ended March 31,	2011		2010		% Change

Insurance	$327,648	42%	$256,281	37%	28%
Reinsurance	460,553	58%	439,911	63%	5%

Total	$788,201	100%	$696,192	100%	13%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

The increase in total net premiums earned in the quarter was primarily driven by our insurance segment, resulting from the previously discussed changes in our reinsurance purchasing and a 10% increase in gross premiums written on a rolling twelve-month basis. Growth in our motor reinsurance business over the past year drove the increase in reinsurance net premiums earned.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

Three months ended March 31,	2011		% Point Change	2010

Current accident year loss ratio	135.7%		56.7	79.0%
Prior period reserve development	(6.3%	)	5.4	(11.7%)
Acquisition cost ratio	17.1%		0.4	16.7%
General and administrative expense ratio(1)	14.8%		0.5	14.3%

Combined ratio	161.3%		63.0	98.3%

(1)	The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.7% and 2.3% for the three months ended March 31, 2011 and 2010, respectively. These costs are discussed further in the ‘Other Expenses, Net’ section below.

Current Accident Year Loss Ratio

The 56.7 percentage point increase in our first quarter current accident year loss ratio was primarily driven by increased natural catastrophe losses. A notable number of catastrophe events occurred in the first quarter of 2011, the most significant of which were:

•

Australian loss events, including heavy rainfall leading to severe flooding in January and the landfall of Cyclone Yasi in February. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $87 million in relation to these events, with the vast majority of this amount emanating from our reinsurance segment.

•

A 6.3-magnitude earthquake on February 21st in the vicinity of Christchurch, New Zealand. This earthquake caused significant damage to both commercial and residential property. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $203 million in relation to this event. The majority of our estimated net losses for this event emanate from our reinsurance segment.

•

The March 11th 9.0-magnitude undersea earthquake approximately 45 miles east of the Tohoku region of Japan, which triggered extremely destructive tsunami waves that struck Japan within minutes. This earthquake is believed to be the largest ever recorded in Japan and one of the five most powerful in the world since 1900. Along with the ensuing tsunami, the earthquake caused extensive property damage over a vast area. We recognized estimate pre-tax net losses (net of related reinstatement premiums) of $287 million in relation to this event. Net losses in our insurance segment are not expected to exceed $25 million due to ceded reinsurance protection limiting net retentions; thus, the majority of this amount related to our reinsurance segment.

In comparison, during the first quarter of 2010 we recognized $100 million in estimated net pre-tax losses (net of related reinstatement premiums) in relation to the February 27, 2010 Chilean earthquake and $47 million for Australian storms, European Windstorm Xynthia and U.S. winter storms, combined.

Our estimated net losses in relation to these catastrophe events were derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions and are consistent with our market shares in those regions. We also considered current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters. Industry-wide insured loss estimates for these events, as well as our own estimates, remain subject to change as additional actual loss data becomes available. Actual losses in relation to these events may ultimately differ materially from the estimates outlined above.

The proximity of the Japanese earthquake to our reporting date means that very limited information is yet available to us, inherently increasing the amount of management judgment required to arrive at our estimate of net losses and the associated uncertainty. In addition, a number of other factors limit our ability to accurately estimate the quantum of losses associated with this event including, but not limited to, the magnitude of the event and associated damage, uncertainties about the extent and nature of damages and corresponding coverages (including business interruption and contingent business interruption coverages), the ultimate size of losses to be assumed by Japan’s cooperative mutuals and limitations associated with modeled losses.

We believe that total insured losses will be at least $6 billion for the Australian events and will fall within the range of $8 to $12 billion for the New Zealand earthquake. Our current estimate for the Japanese earthquake contemplated total insured losses, excluding those assumed by the Japanese government, of $30 to $35 billion.

Prior Period Reserve Development

Our favorable prior period development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a break down of prior period reserve development by segment:

Three months ended March 31,	2011	2010

Insurance	$14,728	$25,369
Reinsurance	34,976	56,097

Total	$49,704	$81,466

Overview

Overall, a significant portion of the net favorable prior period reserve development in the first quarters of 2011 and 2010 was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short-tail exposures, contributed 75% and 63% of the total net favorable reserve development in the first quarters of 2011 and 2010, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions.

Approximately $16 million and $36 million of the net favorable reserve development in the first quarter of 2011 and 2010, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our estimation of ultimate loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future. The following sections provide further details on prior year reserve development by segment, line of business and accident year.

Insurance Segment:

Three months ended March 31,	2011	2010

Property	$16,090	$14,944
Marine	2,445	2,320
Aviation	921	(813)
Credit and political risk	(32)	(12,638)
Professional lines	2,301	22,452
Liability	(6,997)	(896)

Total	$14,728	$25,369

In the first quarter of 2011, we recognized $15 million of net favorable prior period reserve development, the principal components of which were:

•

$16 million of net favorable prior period reserve development on property business, the majority of which emanated from the 2010 accident year and related to better than expected loss emergence with respect to the December flooding in Australia. This included an $8 million reduction for one particular policy, following the receipt of updated information.

•

$2 million of net favorable prior period reserve development on professional lines business, primarily for the 2007 and prior accident years for the reasons discussed in the overview. However, this was partially offset by $4 million of net adverse reserve development on the 2010 accident year.

•	$7 million of net adverse prior period development on liability business, primarily related to the 2010 accident year and driven by the receipt of two notable claims.

In the first quarter of 2010, we recognized $25 million of net favorable prior period reserve development, the principal components of which were:

•

$14 million of net favorable prior period reserve development on property business, the majority of which related to the 2008 and 2007 accident years and was driven by better than expected loss emergence.

•	$13 million of net adverse prior period reserve development on credit and political risk business, as we finalized settlements for certain loss events.

•	$22 million of net favorable prior period reserve development on professional lines business, principally related to the 2005 and 2006 accident years, for reasons described in the overview.

Reinsurance Segment:

Three months ended March 31,	2011	2010

Catastrophe and property	$17,891	$35,068
Credit and bond	9,931	5,455
Professional lines	13,614	13,533
Motor	(5,791)	(83)
Liability	(669)	2,124

Total	$34,976	$56,097

In the first quarter of 2011, we recognized $35 million of net favorable prior period reserve development, the principal components of which were:

•	$18 million of net favorable prior period reserve development on catastrophe and property business consisting largely of:

•	$17 million of net favorable prior period reserve development on property business, primarily spanning the 2007 through 2010 accident years and due to better than expected loss emergence.

•	$3 million of net favorable prior period reserve development on crop reserves related to the 2009 accident year due to better than expected loss emergence.

•	$2 million of net adverse prior period reserve development on catastrophe business, driven by a reallocation of aggregate treaty losses to a prior accident year.

•

$10 million of net favorable prior period development on trade credit and bond reinsurance lines of business, largely related to the 2009 and 2010 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•	$14 million of net favorable prior period reserve development on professional lines reinsurance business, primarily on the 2006 and 2005 accident years, for reasons discussed in the overview above.

•

$6 million of net adverse prior period reserve development on motor business, primarily on the 2007 through 2010 accident years and reflective of recent settlement trends observed in the U.K. motor market.

In the first quarter of 2010, we recognized $56 million of net favorable prior period reserve development, the principal components of which were:

•	$35 million of net favorable prior period reserve development on catastrophe and property business, consisting largely of:

•

$20 million of net favorable prior period reserve development on catastrophe business, emanating largely from the 2009 and 2005 accident years. While the 2009 accident year development was primarily driven by better than expected loss experience, the development on the 2005 accident year principally related to a reduction in our reserve for one particular claim following the receipt of updated information.

•

$8 million of net favorable prior period reserve development on crop reserves, principally related to the 2009 accident year and largely as a result of a reduction in reserves for Canadian crop losses following updated information from the cedant.

•	$6 million of net favorable prior period reserve development on property business, emanating mainly from the 2008 accident year and related to better than expected loss emergence.

•	$5 million of net favorable prior period reserve development on trade credit and bond business, largely related to the 2007 and 2006 accident years and reflecting better than expected loss emergence.

•

$14 million of net favorable prior period reserve development on professional lines reinsurance business, primarily related to the 2004 and 2005 accident years, for reasons discussed in the overview above.

•	$2 million of net favorable prior period reserve development on liability reserves, primarily as a result of the commutation of two treaties.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

Three months ended March 31,	2011	% Change	2010
Revenues:
Gross premiums written	$424,991	14%	$372,929
Net premiums written	289,316	40%	206,812
Net premiums earned	327,648	28%	256,281
Other insurance related income	763		626
Expenses:
Current year net losses and loss expenses	(281,361)		(156,072)
Prior period reserve development	14,728		25,369
Acquisition costs	(42,079)		(31,141)
General and administrative expenses	(67,726)		(61,610)

Underwriting income (loss)	$(48,027)	nm	$33,453

Ratios:		% Point Change
Current year loss ratio	85.9%	25.0	60.9%
Prior period reserve development	(4.5% )	5.4	(9.9% )
Acquisition cost ratio	12.8%	0.6	12.2%
General and administrative ratio	20.7%	(3.3)	24.0%

Combined ratio	114.9%	27.7	87.2%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

Three months ended March 31,	2011		2010			% Change

Property	$116,231	27%	$118,214	32%		(2%)
Marine	63,655	15%	66,859	18%		(5%)
Terrorism	6,270	1%	5,091	1%		23%
Aviation	2,803	1%	3,136	1%		(11%)
Credit and political risk	10,801	3%	(2,698)	(1%	)	nm
Professional lines	136,544	32%	127,945	34%		7%
Liability	44,878	11%	53,716	15%		(16%)
Other(1)	43,809	10%	666	-		nm

Total	$424,991	100%	$372,929	100%		14%

nm – not meaningful

(1)	Includes accident and health

The 14% growth in gross premiums written for the first quarter was primarily driven by our new Global A&H operations and is reflective of our investment in that platform over the past 18 months. Our first quarter 2010 credit and political risk gross premiums written included reductions of $12 million in connection with the settlement of prior accident year claims. Excluding Global A&H and the 2010 credit and political risk premium reductions, premiums for the segment were down 1% in the current quarter. The largest decline related to liability business, primarily driven by our decision in the second quarter of 2010 to cease underwriting excess and surplus primary casualty business. During the first quarter of 2011, we experienced broad-based rate decreases across the majority of our lines of business; however, the impact of this was somewhat mitigated by select growth opportunities.

Premiums Ceded: Premiums ceded in the current quarter were $136 million, or 32% of gross premiums written, compared with $166 million, or 45%, in the comparable period in 2010. The reduction in the ceded ratio was primarily attributable to changes in our reinsurance purchasing, including higher attachment points on our property excess of loss program and reduced cession rates on our professional lines quota share reinsurance programs on renewal during the second quarter of 2010.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

Three months ended March 31,	2011		2010		% Change

Property	$92,075	28%	$65,461	25%	41%
Marine	29,282	9%	34,978	14%	(16%)
Terrorism	8,197	3%	7,597	3%	8%
Aviation	16,571	5%	15,264	6%	9%
Credit and political risk	27,001	8%	14,729	6%	83%
Professional lines	124,124	38%	98,542	38%	26%
Liability	22,497	7%	19,576	8%	15%
Other(1)	7,901	2%	134	-	nm

Total	$327,648	100%	$256,281	100%	28%

nm - not meaningful

(1)	Includes accident and health

Net premiums written in the twelve months ended March 31, 2011 increased 39% compared to that of the twelve months ended March 31, 2010, largely as a result of the previously discussed changes in reinsurance purchasing as well as a 10% increase in gross premiums written. The 28% increase in net premiums earned for the three months ended March 31, 2011 is largely reflective of this change.

Loss Ratio:

The table below shows the components of our loss ratio:

Three months ended March 31,	2011		% Point Change	2010

Current accident year	85.9%		25.0	60.9%
Prior period reserve development	(4.5%	)	5.4	(9.9%	)

Loss ratio	81.4%		30.4	51.0%

Current Accident Year Loss Ratio

The increase in our current accident year loss ratio was primarily the result of natural catastrophe activity. We recognized estimated pre-tax net losses of $20 million and $27 million (inclusive of related premiums to reinstate our reinsurance protection), respectively, for the Christchurch, New Zealand and Japanese earthquakes. A higher level of loss activity in our energy lines of business, and to a lesser extent property lines, as well as a general rate softening also contributed to the increase.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Acquisition Cost Ratio: The increase in our acquisition cost ratio reflects the impact of changes in our property and professional lines reinsurance purchasing, although the impact was slightly muted by a non-recurring premium tax adjustment recognized in the first quarter of 2010.

General and Administrative Expense Ratio: Total general and administrative expenses increased for the quarter, primarily due to additional staffing costs associated with the build-out of the segment’s platform. However, the general and administrative expense ratio declined in comparison to the prior year, as a result of an increase in net premiums earned.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

Three months ended March 31,	2011	% Change	2010
Revenues:
Gross premiums written	$1,123,439	7%	$1,052,272
Net premiums written	1,111,463	7%	1,036,823
Net premiums earned	460,553	5%	439,911
Expenses:
Current year net losses and loss expenses	(788,144)		(393,656)
Prior period reserve development	34,976		56,097
Acquisition costs	(93,277)		(85,508)
General and administrative expenses	(27,386)		(21,851)

Underwriting loss	$(413,278)	nm	$(5,007)

Ratios:		% Point Change
Current year loss ratio	171.1%	81.6	89.5%
Prior period reserve development	(7.6% )	5.2	(12.8% )
Acquisition cost ratio	20.3%	0.9	19.4%
General and administrative ratio	5.9%	0.9	5.0%

Combined ratio	189.7%	88.6	101.1%

nm – not meaningful

Three months ended March 31,	2011		2010		% Change	Excluding FX Impact

Catastrophe	$253,218	23%	$227,781	22%	11%	13%
Property	182,204	16%	178,498	17%	2%	5%
Professional lines	93,273	8%	106,799	10%	(13%)	(12%)
Credit and bond	236,645	21%	228,073	22%	4%	9%
Motor	195,114	17%	118,114	11%	65%	70%
Liability	99,015	9%	133,379	13%	(26%)	(25%)
Engineering	50,664	5%	44,376	4%	14%	18%
Other	13,306	1%	15,252	1%	(13%)	(8%)

Total	$1,123,439	100%	$1,052,272	100%	7%	10%

The majority of our European reinsurance business renews at January 1st. As a result, the impact of foreign exchange rate movements on our gross premiums written is greatest for the first quarter of each year. Our gross premiums written for the first quarter of 2011 were adversely impacted by a stronger U.S. dollar at January 1st, primarily against the Euro and Sterling. The impact of foreign exchange rate movements is highlighted in the table above; adjusting for exchange rate changes, gross premiums written for the segment increased 10%.

Premiums written in our motor line of business drove the increase for the quarter, primarily as a result of increases in our proportional motor reinsurance business. In addition, the renewal of a two-year French motor treaty contributed to the quarter over quarter variance. Our catastrophe premium also increased in 2011; however, this was largely due to the renewal of two 2009 European contracts. These contracts now provide three-year cover. Partially offsetting these increases, our liability premiums declined largely due to the non-renewal of a significant contact as the cedant was acquired by a company that did not require reinsurance support.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

Three months ended March 31,	2011		2010		% Change

Catastrophe	$121,485	26%	$117,417	27%	3%
Property	86,786	19%	80,878	18%	7%
Professional lines	67,555	15%	71,305	16%	(5%)
Credit and bond	62,243	13%	54,023	12%	15%
Motor	44,091	10%	30,375	7%	45%
Liability	54,254	12%	63,407	14%	(14%)
Engineering	18,190	4%	15,846	4%	15%
Other	5,949	1%	6,660	2%	(11%)

Total	$460,553	100%	$439,911	100%	5%

The increase in net premiums earned largely reflects increased motor business written over the past year.

Loss Ratio:

The table below shows the components of our loss ratio:

Three months ended March 31,	2011		% Point Change	2010

Current accident year	171.1%		81.6	89.5%
Prior period reserve development	(7.6%	)	5.2	(12.8%	)

Loss ratio	163.5%		86.8	76.7%

Current Accident Year Loss Ratio

The 81.6 percentage point increase in our first quarter current accident year loss ratio was primarily driven by increased natural catastrophe losses. During the three months ended March 31, 2011, we recognized pre-tax net losses (net of related reinstatement premiums) of $84 million, $183 million and $260 million in relation to the Australian loss events, the Christchurch, New Zealand earthquake and the Japanese earthquake, respectively. Comparatively, we recognized pre-tax net losses (net of related reinstatement premiums) of $95 million for the Chilean earthquake in the first quarter of 2010 and a further $47 million for Australian storms, European Windstorm Xynthia and U.S. winter storms, combined. The impact of rate reductions was partially offset by an anticipated improvement in our trade credit and bond reinsurance loss ratio in light of the continuing global economic recovery.

Refer to the ‘Prior Period Reserve Development’ section for further details.

OTHER EXPENSES, NET

The following table provides a breakdown of our other expenses, net:

Three months ended March 31,	2011	% Change	2010

Corporate expenses	$21,408	31%	$16,308
Foreign exchange losses (gains)	15,058	nm	(8,147)
Interest expense and financing costs	15,860	83%	8,688
Income tax expense	1,709	(85%)	11,361

Total	$54,035	92%	$28,210

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.7% and 2.3% for the first quarter of 2011 and 2010, respectively.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. Dollar. The foreign exchange losses in the three months ended March 31, 2011 were primarily due to the remeasurement of net liabilities denominated in Euro, following that currency’s appreciation against the U.S. Dollar. In contrast, the depreciation of the Euro and Sterling in the three months ended March 31, 2010 drove the foreign exchange gains for the period.

Income Tax Expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was (0.5)% for the first quarter of 2011 compared with 8.6% for the same period of 2010. This effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions. Although we generated a consolidated net loss for the first quarter of 2011 due to the significant catastrophe activity previously discussed, the majority of this loss was borne by our Bermudian operations. Our U.S. and European operations generated taxable income for the quarter, although significantly less than the prior year; as such, we have recognized an income tax expense for the period.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Three months ended March 31,	2011	% Change	2010

Fixed maturities	$88,581	(3%)	$91,118
Other investments	25,311	56%	16,265
Cash and cash equivalents	2,153	24%	1,735
Equities	824	40%	588
Short-term investments	387	76%	220

Gross investment income	117,256	7%	109,926
Investment expense	(6,601)	24%	(5,307)

Net investment income	$110,655	6%	$104,619

Pre-tax yield:(1)
Fixed maturities	3.4%		3.8%
Cash and cash equivalents	0.7%		0.6%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

The decline in net investment income during the current quarter was due to lower reinvestment yields, primarily driven by a downward shift in U.S. Treasury rates over the comparable period. This was offset partially by additional income generated from a larger portfolio in comparison to 2010. For the three months ended March 31, 2011, our pre-tax yield on fixed maturities was 3.4%, a decrease of 41 basis points from the same quarter in 2010.

Other Investments

The following table provides a breakdown of net investment income from other investments:

Three months ended March 31,	2011	2010

CLO - equity tranched securities	$12,149	$2,292
Credit funds	5,209	6,455
Hedge funds	4,050	2,288
Funds of hedge funds	3,903	3,867
Short duration high yield fund	-	1,363

Total	$25,311	$16,265

Pre-tax return on other investments(1)	4.7%	2.9%

(1)	The pre-tax return on other investments is non-annualized and calculated by dividing net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income and pre-tax return from other investments increased by $9 million in 2011 primarily due to an increase in fair value for our CLO Equities. This was driven primarily by lower than anticipated default rates, resulting in higher cash distributions from CLO Equities than previously expected.

Net Realized Investment Gains/Losses

The following table provides a breakdown of net realized investment gains:

Three months ended March 31,	2011	2010
On sale of investments:
Fixed maturities and short-term investments	$34,215	$17,068
Equities	3,704	1,557

	37,919	18,625
OTTI charges recognized in earnings	(1,940)	(5,508)

Change in fair value of investment derivatives	(9,100)	(158)

Fair value hedges	3,265	3,217

Net realized investment gains	$30,144	$16,176

On sale of investments

The increase in net realized investment gains on the sale of fixed maturities relates primarily to gains on sales of corporate debt securities (including matured MTNs previously impaired) as a result of rebalancing our investment portfolio.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange contracts. During the three months ended March 31, 2011, we hedged certain Euro denominated securities resulting in $9 million in unrealized losses on foreign exchange contracts as the Euro appreciated 6% over the U.S. dollar during the quarter. These hedges did not qualify for fair value hedge accounting and accordingly, the corresponding unrealized gains on the hedged securities are recorded as part of accumulated other comprehensive income in shareholders’ equity.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

Three months ended March 31,	2011	2010

Net investment income	$110,655	$104,619
Net realized investments gains	30,144	16,176
Change in net unrealized gains/losses, net of currency hedges	(21,763)	85,259

Total	$119,036	$206,054

Average cash and investments(1)	$12,872,228	$11,742,385

Total return on average cash and investments, pre-tax(2)	0.9%	1.8%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.
(2)	Non-annualized.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	March 31, 2011		December 31, 2010
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$10,591,298	$10,726,390	$10,346,243	$10,482,897
Equities	466,429	502,096	327,207	349,254
Other investments	489,876	554,113	478,872	519,296
Short-term investments	132,512	132,512	172,719	172,719

Total investments	$11,680,115	$11,915,111	$11,325,041	$11,524,166

Cash and cash equivalents(1)	$1,086,189	$1,086,189	$1,045,355	$1,045,355

(1)	Includes restricted cash and cash equivalents of $123 million and $116 million for 2011 and 2010, respectively.

The amortized cost/cost of our total investments increased by $355 million from December 31, 2010, primarily due to investing a portion of our operating cash flows generated during the quarter as well as $165 million of net unsettled investment purchases at March 31, 2011. The fair value of our total investments increased by $391 million from December 31, 2010, due to net contributions and improved valuations.

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	March 31, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. government and agency	$1,068,950	10%	$860,120	8%
Non-U.S. government	838,339	8%	772,798	7%
Corporate debt	4,052,684	38%	4,162,908	40%
Agency RMBS	2,622,697	25%	2,593,582	25%
CMBS	482,246	4%	474,785	5%
Non-Agency RMBS	227,637	2%	244,202	2%
ABS	657,619	6%	661,843	6%
Municipals(1)	776,218	7%	712,659	7%

Total	$10,726,390	100%	$10,482,897	100%

Credit ratings:(2)
U.S. government and agency	$1,068,950	10%	$860,120	8%
AAA(3)	4,758,081	44%	4,852,558	46%
AA	1,056,804	10%	1,081,535	10%
A	2,246,818	21%	2,150,324	21%
BBB	1,133,339	11%	1,163,168	11%
Below BBB(4)	462,398	4%	375,192	4%

Total	$10,726,390	100%	$10,482,897	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.
(2)	As assigned by S&P. In the absence of an S&P rating, we used the lower rating established by either Moody’s or Fitch.
(3)	Includes U.S. government-sponsored agency RMBS.
(4)	Non-investment grade securities

During the current quarter, we increased our U.S. government and agency holdings as we reduced our exposure to credit spread securities (particularly investment-grade corporate debt) and used U.S. Treasuries to manage duration. We also made an additional investment of $92 million to our high yield corporate portfolio using proceeds from a matured investment grade medium term note. At March 31, 2011, fixed maturities had a weighted average credit rating of AA- (2010: AA-) with an approximate average duration of 3.1 years (2010: 3.2 years). When incorporating cash and cash equivalents into this calculation (bringing fixed maturities and cash to $11.8 billion), the average credit rating would be AA and the average duration would be 2.8 years (2010: 2.9 years).

Equities

During the first quarter of 2011, we increased our allocation to global equities by $140 million, mainly investing in equity exchange traded funds which are designed to track our global equity benchmark. This increased allocation provides a diversification benefit to our predominantly fixed income invested asset base.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	March 31, 2011		December 31, 2010

Funds of hedge funds	$238,519	43.0%	$235,240	45.3%
Hedge funds	151,125	27.3%	123,036	23.7%

Total hedge funds	389,644	70.3%	358,276	69.0%

Long/short credit	80,809	14.6%	82,846	16.0%
Distressed securities	23,399	4.2%	21,911	4.2%

Total credit funds	104,208	18.8%	104,757	20.2%

CLO - Equities	60,261	10.9%	56,263	10.8%

Total other investments	$554,113	100.0%	$519,296	100.0%

The increase in the fair value of our total hedge funds investment during the first quarter of 2011 reflects $23 million of net subscriptions and $8 million of pricing appreciation. The fair value of our credit funds remained mostly unchanged as $5 million in improved valuations was offset by $5 million of cash distributions.

The increase in the fair value of the CLO – Equities since December 31, 2010, was primarily due to $12 million of improved valuations due to lower default rates than previously expected. We have not changed our significant assumptions in our discounted cash flow model. The increase in fair value was partially offset by $8 million in cash distributions received during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a general discussion of our liquidity and capital resources.

The following table summarizes our consolidated capital for the periods indicated:

	March 31, 2011	December 31, 2010

Long-term debt	$994,246	$994,110

Preferred shares	500,000	500,000
Common equity	4,689,580	5,124,970

Shareholders’ equity	5,189,580	5,624,970

Total capital	$6,183,826	$6,619,080

Ratio of debt to total capital	16.1%	15.0%

Ratio of debt and preferred equity to total capital	24.2%	22.6%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength. A company with higher ratios in comparison to industry average may show weak financial strength because the cost of its debts may adversely affect results of operations and/or increase its default risk. Although our net loss during the quarter depleted a portion of our capital base, we believe that our financial flexibility remains strong.

During the three months ended March 31, 2011, our common equity decreased by $435 million. The following table reconciles our opening and closing common equity positions:

Three months ended March 31,	2011

Common equity - opening	$5,124,970
Net loss	(374,541)
Change in unrealized appreciation on available for sale investments, net of tax	(23,382)
Share repurchases	(14,527)
Common share dividends	(30,772)
Preferred share dividends	(9,219)
Share-based compensation	10,447
Foreign currency translation adjustment and other	6,604

Common equity - closing	$4,689,580

As previously discussed, we recognized $577 million of net losses (net of related reinstatement premiums) related to significant catastrophe events during the first quarter of 2011. There is significant uncertainty associated with our estimate of net losses payable in relation to these events, as detailed in the “Underwriting Results – Group’ section of this report. While we expect this will result in a corresponding increase in our net paid losses in future quarters, we continue to anticipate that cash flows from operations will be sufficient to cover cash outflows, including our contractual commitments, through the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP and include certain accounting policies that we consider to be critical due to the level of judgment and uncertainty inherent in the application of those policies. While we believe that the amounts included in our Consolidated Financial Statements reflect our best judgment, the use of different assumptions could produce materially different accounting estimates. As disclosed in our 2010 Annual Report on Form 10-K, we believe the following accounting estimates are critical to our operations and require the most subjective and complex judgment:

•	Reserve for losses and loss expenses

•	Reinsurance recoverable balances

•	Premiums

•	Fair Value Measurements

•	Other-Than-Temporary Impairments (OTTI)

There have been no material changes in our critical accounting estimates since December 31, 2010. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2010 for further qualitative and quantitative discussions of our Critical Accounting Estimates.

NEW ACCOUNTING STANDARDS

At April 29, 2011, there were no recently issued accounting pronouncements that we had not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2011, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we have presented operating income (loss), which is a “non-GAAP financial measure” as defined in Regulation G. Operating income (loss) represents after-tax operational results without consideration of after-tax net realized investment gains (losses). In addition, we have presented diluted operating earnings (loss) per share and operating return on average common equity (“operating ROACE”), which are derived from the non-GAAP operating income (loss) measure. These measures can be reconciled to the nearest GAAP financial measures as follows:

Three months ended March 31,	2011	2010

Net income (loss) available to common shareholders	$(383,760)	$111,812
Net realized investment gains, net of tax(1)	(30,142)	(16,162)

Operating income (loss)	$(413,902)	$95,650

Net income (loss) per share - diluted	$(3.39)	$0.79
Net realized investment gains, net of tax	(0.26)	(0.12)

Operating income (loss) per share - diluted	$(3.65)	$0.67

Weighted average common shares and common share equivalents - diluted(2)	113,351	142,176
Average common shareholders’ equity	$4,907,275	$4,938,132
ROACE (annualized)	(31.3% )	9.1%
Operating ROACE (annualized)	(33.7% )	7.7%

(1)	Tax cost of $2 and $14 for the three months ended March 31, 2011 and 2010, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)	Refer to Note 8 to the Consolidated Financial Statements for further details on the dilution calculation.

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This presentation includes the use of “operating income (loss)” and “annualized operating return on average common equity”, which is based on the “operating income (loss)” measure. Although the investment of premiums to generate income and realized investment gains (or losses) is an integral part of our operations, the determination to realize investment gains (or losses) is independent of the underwriting process and is heavily influenced by the availability of market opportunities. Furthermore, many users believe that the timing of the realization of investment gains (or losses) is somewhat opportunistic for many companies. In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (losses) to understand the profitability of recurring sources of income.

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

Refer to Item 7A included in our 2010 Form 10-K. There have been no material changes to this item since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We continued to believe that the lawsuit was completely without merit and on that basis vigorously defended the filed action. However, for the sole purpose of avoiding additional litigation costs, we reached an agreement in principle with plaintiffs during the first quarter of 2011 to settle all claims and causes of action in this matter for an immaterial amount. The settlement is contingent upon the negotiation, agreement and execution of a definitive settlement agreement and District Court approval of the final terms and conditions of the settlement.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended March 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
January 1-31, 2011	4,111	$35.58	-	$ 593.4 million
February 1-28, 2011	392,178	$36.46	-	$ 593.4 million
March 1-31, 2011	2,480	$32.96	-	$ 593.4 million
Total	398,769		-	$ 593.4 million
(a)	Share repurchases relating to tax withholdings upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On September 24, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $750 million of our common shares until December 31, 2012. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless AXIS Capital Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2011

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ ALBERT BENCHIMOL
Albert Benchimol
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)