Form 10-Q
period 2011-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2011-08-04
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 26, 2011, there were 129,253,151 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence and magnitude of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to those models,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business,

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values, and

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

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2011: $10,553,018; 2010: $10,346,243)	$10,758,157	$10,482,897
Equity securities, available for sale, at fair value (Cost 2011: $615,452; 2010: $327,207)	648,264	349,254
Other investments, at fair value	623,650	519,296
Short-term investments, at amortized cost	187,601	172,719

Total investments	12,217,672	11,524,166
Cash and cash equivalents	871,122	929,515
Restricted cash and cash equivalents	195,418	115,840
Accrued interest receivable	97,384	96,364
Insurance and reinsurance premium balances receivable	1,987,615	1,343,665
Reinsurance recoverable on unpaid and paid losses	1,774,601	1,577,547
Deferred acquisition costs	494,147	359,300
Prepaid reinsurance premiums	245,442	221,396
Receivable for investments sold	3,782	-
Goodwill and intangible assets	103,404	103,231
Other assets	206,261	174,707

Total assets	$18,196,848	$16,445,731

Liabilities
Reserve for losses and loss expenses	$8,402,612	$7,032,375
Unearned premiums	2,981,817	2,333,676
Insurance and reinsurance balances payable	196,543	164,927
Senior notes	994,383	994,110
Other liabilities	133,584	275,422
Payable for investments purchased	154,970	20,251

Total liabilities	12,863,909	10,820,761

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2011: 168,737; 2010: 154,912 shares issued and 2011: 125,811; 2010: 112,393 shares outstanding)	2,107	1,934
Additional paid-in capital	2,085,215	2,059,708
Accumulated other comprehensive income	218,133	176,821
Retained earnings	3,923,395	4,267,608
Treasury shares, at cost (2011: 42,926; 2010: 42,519 shares)	(1,395,911)	(1,381,101)

Total shareholders’ equity	5,332,939	5,624,970

Total liabilities and shareholders’ equity	$18,196,848	$16,445,731

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Three months ended		Six months ended
	2011	2010	2011	2010
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$840,014	$735,027	$1,628,215	$1,431,219
Net investment income	100,018	82,584	210,673	187,203
Other insurance related income	126	217	889	843
Net realized investment gains:
Other-than-temporary impairment (OTTI) losses	(1,473)	(7,533)	(3,628)	(14,490)
Portion of OTTI losses transferred to other comprehensive income	-	107	215	1,556
Other realized investment gains	38,950	32,045	71,034	53,729

Total net realized investment gains	37,477	24,619	67,621	40,795

Total revenues	977,635	842,447	1,907,398	1,660,060

Expenses
Net losses and loss expenses	564,959	403,370	1,584,759	871,632
Acquisition costs	147,905	124,176	283,262	240,825
General and administrative expenses	118,105	106,062	234,625	205,831
Foreign exchange losses (gains)	18,517	(27,229)	33,575	(35,376)
Interest expense and financing costs	15,445	15,697	31,305	24,385

Total expenses	864,931	622,076	2,167,526	1,307,297

Income (loss) before income taxes	112,704	220,371	(260,128)	352,763
Income tax expense	2,417	6,300	4,126	17,661

Net income (loss)	110,287	214,071	(264,254)	335,102

Preferred share dividends	9,219	9,219	18,438	18,438

Net income (loss) available to common shareholders	$101,068	$204,852	$(282,692)	$316,664

Per share data
Net income (loss) per common share:
Basic net income (loss)	$0.81	$1.68	$(2.38)	$2.53
Diluted net income (loss)	$0.79	$1.51	$(2.38)	$2.28
Weighted average number of common shares outstanding - basic	124,132	121,766	118,771	124,961
Weighted average number of common shares outstanding - diluted	128,369	135,665	118,771	138,899
Cash dividends declared per common share	$0.23	$0.21	$0.46	$0.42

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Three months ended		Six months ended
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$110,287	$214,071	$(264,254)	$335,102
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains arising during the period	103,923	75,000	116,705	169,589
Non-credit potion of OTTI losses during the period	-	(107)	(215)	(1,556)
Adjustment for re-classification of realized investment gains and OTTI losses recognized in net income	(43,371)	(17,384)	(79,320)	(30,218)
Foreign currency translation adjustment	2,389	(1,108)	4,142	(1,592)

Comprehensive income (loss)	$173,228	$270,472	$(222,942)	$471,325

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
	(in thousands)
Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,934	1,903
Shares issued	173	27

Balance at end of period	2,107	1,930

Additional paid-in capital
Balance at beginning of period	2,059,708	2,014,815
Shares issued	1,447	1,430
Stock options exercised	4,001	2,641
Share-based compensation expense	20,059	19,272

Balance at end of period	2,085,215	2,038,158

Accumulated other comprehensive income
Balance at beginning of period	176,821	85,633
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	161,802	87,438
Unrealized gains arising during the period, net of reclassification adjustment	37,385	139,371
Non-credit portion of OTTI losses during the period	(215)	(1,556)

Balance at end of period	198,972	225,253

Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	16,829	803
Foreign currency translation adjustments	4,142	(1,592)

Balance at end of period	20,971	(789)

Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(1,810)	(2,608)
Net actuarial gain (loss)	-	-

Balance at end of period	(1,810)	(2,608)

Balance at end of period	218,133	221,856

Retained earnings
Balance at beginning of period	4,267,608	3,569,411
Net income (loss)	(264,254)	335,102
Series A and B preferred share dividends	(18,438)	(18,438)
Common share dividends	(61,521)	(61,964)

Balance at end of period	3,923,395	3,824,111

Treasury shares, at cost
Balance at beginning of period	(1,381,101)	(671,518)
Shares repurchased for treasury	(14,810)	(419,235)

Balance at end of period	(1,395,911)	(1,090,753)

Total shareholders’ equity	$5,332,939	$5,495,302

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(264,254)	$335,102
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(67,621)	(40,795)
Net realized and unrealized gains of other investments	(36,542)	(14,280)
Amortization of fixed maturities	41,041	24,232
Other amortization and depreciation	6,197	6,175
Share-based compensation expense	20,059	19,272
Changes in:
Accrued interest receivable	(1,020)	(5,127)
Reinsurance recoverable balances	(197,054)	(120,908)
Deferred acquisition costs	(134,847)	(116,871)
Prepaid reinsurance premiums	(24,046)	30,185
Reserve for loss and loss expenses	1,370,237	154,643
Unearned premiums	648,141	571,704
Insurance and reinsurance balances, net	(612,334)	(403,402)
Other items	(155,803)	98,312

Net cash provided by operating activities	592,154	538,242

Cash flows from investing activities:
Purchases of:
Fixed maturities	(7,107,230)	(5,436,355)
Equity securities	(336,421)	(55,537)
Other investments	(120,000)	(20,000)
Short-term investments	(333,746)	(290,170)
Proceeds from the sale of:
Fixed maturities	6,318,732	4,788,803
Equity securities	56,296	27,772
Other investments	52,188	56,682
Short-term investments	218,097	210,926
Proceeds from redemption of fixed maturities	751,627	482,894
Proceeds from redemption of short-term investments	99,980	77,425
Purchase of other assets	(12,164)	(4,994)
Change in restricted cash and cash equivalents	(79,578)	(29,487)

Net cash used in investing activities	(492,219)	(192,041)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	-	494,870
Repurchase of shares	(14,810)	(419,235)
Dividends paid - common shares	(147,883)	(57,439)
Dividends paid - preferred shares	(18,438)	(18,438)
Proceeds from issuance of common shares	5,621	4,098

Net cash (used in) provided by financing activities	(175,510)	3,856

Effect of exchange rate changes on foreign currency cash	17,182	(46,055)

Increase (decrease) in cash and cash equivalents	(58,393)	304,002
Cash and cash equivalents - beginning of period	929,515	788,614

Cash and cash equivalents - end of period	$871,122	$1,092,616

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at June 30, 2011 and the consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the periods ended June 30, 2011 and 2010 have not been audited. The balance sheet at December 31, 2010 is derived from our audited financial statements.

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

Adoption of New Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

Effective January 1, 2011, we prospectively adopted amended Financial Accounting Standards Board (“FASB”) guidance that modified the definition of the types of costs that can be capitalized in relation to the acquisition of new and renewal insurance contracts. The amended guidance requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts in order to be capitalized as a deferred acquisition cost. Capitalized costs would include incremental direct costs, such as commissions paid to brokers. Additionally, the portion of employee salaries and benefits directly related to time spent for acquired contracts would be capitalized. Costs that fall outside the revised definition must be expensed when incurred. In accordance with the transitional provisions of this amended guidance, we elected not to capitalize acquisition costs that we did not previously capitalize, namely those costs related to employee salaries and benefits. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Recently Issued Accounting Standards Not Yet Adopted

Repurchase Agreements

In April 2011, the FASB issued additional guidance for determining whether a repurchase agreement should be accounted for as a sale or as a secured borrowing. The guidance changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations with respect to the transferred financial assets and removing the criterion to assess its ability to exercise those rights or honor those obligations. These changes will become effective on a prospective basis at January 1, 2012 and early adoption is prohibited. We are presently evaluating the impact of this guidance but do not expect that adoption will significantly impact our results of operations, financial condition or liquidity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement and Disclosures

In May 2011, the FASB amended its existing fair value measurement guidance by:

•	clarifying principal market determination,

•	addressing the fair value measurement of instruments with offsetting market or counterparty credit risks,

•	clarifying that the “valuation premise” and “highest and best use” concepts are not relevant to financial instruments,

•	limiting the application of premiums and discounts,

•	prohibiting the use of blockage factors to all three levels of the fair value hierarchy, and

•	expanding disclosure requirements.

If different fair value measurements result from the application of the amended guidance, the difference will be recognized in income in the period of adoption as a change in estimate. The new requirements will be effective January 1, 2012, with early adoption prohibited. The new disclosure requirements are to be applied prospectively. We are presently evaluating the impact that this amended guidance may have on our results of operations, financial condition or liquidity.

Comprehensive Income

In June 2011, the FASB issued new guidance revising the manner in which entities present comprehensive income in their financial statements. The option to report other comprehensive income and its components in the statement of changes in shareholders’ equity is eliminated. Components of comprehensive income may be reported in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. The new requirements will become effective at January 1, 2012 and require retrospective application; early adoption is permitted. As the new guidance does not change the items that constitute net income and/or other comprehensive income, the timing of reclassifications from other comprehensive income to net income or the earnings per share computation, we expect that adoption of this guidance will not impact our results of operations, financial condition or liquidity.

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

The following tables summarize the underwriting results of our reportable segments for the periods indicated and the carrying values of goodwill and intangible assets at June 30, 2011 and 2010:

	2011			2010
Three months ended June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$682,097	$364,066	$1,046,163	$612,893	$326,980	$939,873
Net premiums written	495,049	355,090	850,139	466,880	322,058	788,938
Net premiums earned	359,875	480,139	840,014	301,652	433,375	735,027
Other insurance related income	126	-	126	217	-	217
Net losses and loss expenses	(218,219)	(346,740)	(564,959)	(155,494)	(247,876)	(403,370)
Acquisition costs	(51,244)	(96,661)	(147,905)	(40,567)	(83,609)	(124,176)
General and administrative expenses	(70,229)	(28,073)	(98,302)	(64,045)	(22,817)	(86,862)

Underwriting income	$20,309	$8,665	28,974	$41,763	$79,073	120,836

Corporate expenses			(19,803)			(19,200)
Net investment income			100,018			82,584
Net realized investment gains			37,477			24,619
Foreign exchange (losses) gains			(18,517)			27,229
Interest expense and financing costs			(15,445)			(15,697)

Income before income taxes			$112,704			$220,371

Net loss and loss expense ratio	60.6%	72.2%	67.3%	51.6%	57.2%	54.9%
Acquisition cost ratio	14.3%	20.1%	17.6%	13.4%	19.3%	16.9%
General and administrative expense ratio	19.5%	5.9%	14.0%	21.2%	5.3%	14.4%

Combined ratio	94.4%	98.2%	98.9%	86.2%	81.8%	86.2%

Goodwill and intangible assets	$103,404	$-	$103,404	$90,473	$-	$90,473

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2011			2010
Six months ended June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,107,088	$1,487,505	$2,594,593	$985,822	$1,379,252	$2,365,074
Net premiums written	784,365	1,466,554	2,250,919	673,692	1,358,881	2,032,573
Net premiums earned	687,523	940,692	1,628,215	557,933	873,286	1,431,219
Other insurance related income	889	-	889	843	-	843
Net losses and loss expenses	(484,852)	(1,099,907)	(1,584,759)	(286,197)	(585,435)	(871,632)
Acquisition costs	(93,322)	(189,940)	(283,262)	(71,708)	(169,117)	(240,825)
General and administrative expenses	(137,956)	(55,459)	(193,415)	(125,655)	(44,668)	(170,323)

Underwriting income (loss)	$(27,718)	$(404,614)	(432,332)	$75,216	$74,066	149,282

Corporate expenses			(41,210)			(35,508)
Net investment income			210,673			187,203
Net realized investment gains			67,621			40,795
Foreign exchange (losses) gains			(33,575)			35,376
Interest expense and financing costs			(31,305)			(24,385)

Income (loss) before income taxes			$(260,128)			$352,763

Net loss and loss expense ratio	70.5%	116.9%	97.3%	51.3%	67.0%	60.9%
Acquisition cost ratio	13.6%	20.2%	17.4%	12.9%	19.4%	16.8%
General and administrative expense ratio	20.1%	5.9%	14.4%	22.5%	5.1%	14.4%

Combined ratio	104.2%	143.0%	129.1%	86.7%	91.5%	92.1%

Goodwill and intangible assets	$103,404	$-	$103,404	$90,473	$-	$90,473

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At June 30, 2011
Fixed maturities
U.S. government and agency	$1,006,611	$3,318	$(3,326)	$1,006,603	$-
Non-U.S. government	883,269	24,517	(2,115)	905,671	-
Corporate debt	4,037,035	122,032	(15,097)	4,143,970	-
Agency RMBS(1)	2,442,977	52,472	(9,303)	2,486,146	-
CMBS(2)	399,559	21,900	(997)	420,462	-
Non-Agency RMBS	237,646	3,035	(9,555)	231,126	(507)
ABS(3)	685,485	13,316	(13,251)	685,550	-
Municipals(4)	860,436	20,666	(2,473)	878,629	-

Total fixed maturities	$10,553,018	$261,256	$(56,117)	$10,758,157	$(507)

Equity securities	$615,452	$42,728	$(9,916)	$648,264

At December 31, 2010
Fixed maturities
U.S. government and agency	$856,711	$7,101	$(3,692)	$860,120	$-
Non-U.S. government	777,236	9,321	(13,759)	772,798	-
Corporate debt	4,054,048	144,956	(36,096)	4,162,908	-
Agency RMBS	2,571,124	43,160	(20,702)	2,593,582	-
CMBS	454,288	21,998	(1,501)	474,785	-
Non-Agency RMBS	252,460	3,287	(11,545)	244,202	(7,443)
ABS	668,037	8,856	(15,050)	661,843	(1,275)
Municipals	712,339	11,870	(11,550)	712,659	(350)

Total fixed maturities	$10,346,243	$250,549	$(113,895)	$10,482,897	$(9,068)

Equity securities	$327,207	$26,761	$(4,714)	$349,254

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.
(2)	Commercial mortgage-backed securities (CMBS).
(3)	Asset-backed securities (ABS) include debt tranched securities collateralized primarily by auto loans, student loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs).
(4)	Municipals include bonds issued by states, municipalities and political subdivisions.
(5)	Represents the non-credit component of the other-than-temporary impairment (OTTI) losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

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

	Amortized Cost	Fair Value	% of Total Fair Value

At June 30, 2011
Maturity
Due in one year or less	$593,229	$600,060	5.6%
Due after one year through five years	4,408,123	4,499,320	41.9%
Due after five years through ten years	1,633,045	1,681,256	15.6%
Due after ten years	152,954	154,237	1.4%

	6,787,351	6,934,873	64.5%
Agency RMBS	2,442,977	2,486,146	23.1%
CMBS	399,559	420,462	3.9%
Non-Agency RMBS	237,646	231,126	2.1%
ABS	685,485	685,550	6.4%

Total	$10,553,018	$10,758,157	100.0%

At December 31, 2010
Maturity
Due in one year or less	$476,807	$489,190	4.7%
Due after one year through five years	4,096,477	4,144,144	39.5%
Due after five years through ten years	1,605,419	1,655,061	15.8%
Due after ten years	221,631	220,090	2.1%

	6,400,334	6,508,485	62.1%
Agency RMBS	2,571,124	2,593,582	24.7%
CMBS	454,288	474,785	4.5%
Non-Agency RMBS	252,460	244,202	2.4%
ABS	668,037	661,843	6.3%

Total	$10,346,243	$10,482,897	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At June 30, 2011
Fixed maturities
U.S. government and agency	$-	$-	$448,717	$(3,326)	$448,717	$(3,326)
Non-U.S. government	2,129	(69)	155,963	(2,046)	158,092	(2,115)
Corporate debt	25,858	(1,065)	973,702	(14,032)	999,560	(15,097)
Agency RMBS	1,075	(8)	547,752	(9,295)	548,827	(9,303)
CMBS	572	(9)	66,989	(988)	67,561	(997)
Non-Agency RMBS	73,578	(8,974)	26,202	(581)	99,780	(9,555)
ABS	50,391	(12,324)	166,986	(927)	217,377	(13,251)
Municipals	4,341	(1,302)	112,459	(1,171)	116,800	(2,473)

Total fixed maturities	$157,944	$(23,751)	$2,498,770	$(32,366)	$2,656,714	$(56,117)

Equity securities	$3,593	$(918)	$123,779	$(8,998)	$127,372	$(9,916)

At December 31, 2010
Fixed maturities
U.S. government and agency	$-	$-	$453,207	$(3,692)	$453,207	$(3,692)
Non-U.S. government	83,572	(6,062)	302,431	(7,697)	386,003	(13,759)
Corporate debt	160,161	(13,123)	1,087,683	(22,973)	1,247,844	(36,096)
Agency RMBS	735	(42)	1,308,690	(20,660)	1,309,425	(20,702)
CMBS	1,164	(59)	48,701	(1,442)	49,865	(1,501)
Non-Agency RMBS	100,074	(10,030)	57,095	(1,515)	157,169	(11,545)
ABS	40,617	(12,871)	155,491	(2,179)	196,108	(15,050)
Municipals	23,681	(3,118)	288,130	(8,432)	311,811	(11,550)

Total fixed maturities	$410,004	$(45,305)	$3,701,428	$(68,590)	$4,111,432	$(113,895)

Equity securities	$4,347	$(601)	$122,317	$(4,113)	$126,664	$(4,714)

Fixed Maturities

At June 30, 2011, 769 fixed maturities (2010: 1,150) were in an unrealized loss position of $56 million (2010: $114 million) of which $15 million (2010: $15 million) of this balance was related to securities below investment grade or not rated.

At June 30, 2011, 124 (2010: 206) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $158 million (2010: $410 million). These securities were primarily non-agency RMBS and ABS with a weighted average S&P credit rating of BBB+ and BBB-, respectively while at December 31, 2010, the securities were primarily corporate debt, non-agency RMBS and ABS with a weighted average S&P credit rating of A+, A- and BBB-, respectively. We concluded that these securities as well as the remaining securities in an unrealized loss position are temporarily depressed and are expected to recover in value as the securities approach maturity. Further, at June 30, 2011, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Equity Securities

At June 30, 2011, 80 securities (2010: 71) were in an unrealized loss position of $10 million (2010: $5 million).

At June 30, 2011, 11 (2010: 12) securities have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $4 million (2010: $4 million). Based on our OTTI quarterly review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at June 30, 2011 and December 31, 2010.

b)	Other Investments

The table below shows our portfolio of other investments reported at fair value:

	June 30, 2011		December 31, 2010

Funds of hedge funds	$237,331	38.1%	$235,240	45.3%
Hedge funds	224,248	36.0%	123,036	23.7%
Long/short credit funds	75,535	12.1%	82,846	16.0%
Distressed securities	23,259	3.7%	21,911	4.2%
CLO - equity tranched securities	63,277	10.1%	56,263	10.8%

Total other investments	$623,650	100.0%	$519,296	100.0%

The major categories and related investment strategies for our investments in hedge and credit funds are as follows:

Types of funds	Investment Strategy

Funds of hedge funds	Seek to achieve attractive risk-adjusted returns by investing in a large pool of hedge funds across a diversified range of hedge fund strategies.

Hedge funds	Seek to achieve attractive risk-adjusted returns primarily through multi-strategy and long/short equity approaches. Multi-strategy funds invest in a variety of asset classes on a long and short basis and may employ leverage. Long/short equity funds invest primarily in equity securities (or derivatives) on a long and short basis and may employ leverage.

Long/short credit funds	Seek to achieve attractive risk-adjusted returns by executing a credit trading strategy involving selecting long and short positions in primarily below investment-grade credit.

Distressed securities	Seek to achieve attractive risk-adjusted returns by executing a strategy which assesses the issuer’s ability to improve its operations and often attempts to influence the process by which the issuer restructures its debt.

In aggregate, 96% of our hedge funds (including funds of hedge funds) are redeemable within one year and 100% within two years, subject to prior written redemption notice varying from 45 to 95 days. This includes recognition of certain funds we hold which restrict new investor redemptions during a lock-up period. A lock-up period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. Another common restriction is the suspension of redemptions (known as “gates”) which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets or to prevent certain adverse regulatory, or any other reasons that may render the manager unable to promptly and accurately calculate the fund’s net asset value. During the six months ended June 30, 2011, no gates were imposed on our redemption requests.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Additionally, certain hedge funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a designated account. Generally, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. At June 30, 2011, the fair value of our hedge funds held in side-pockets was $3 million (2010: $4 million). At June 30, 2011 and December 31, 2010, redemptions receivable were insignificant.

At June 30, 2011, we had $37 million (2010: $46 million) of a long/short credit fund that we do not have the ability to liquidate at our own discretion as the fund is beyond its investment period and is currently distributing capital to its investors. Of the remaining credit fund holdings (long/short credit and distressed securities), 31% (2010: 32%) of the carrying value has annual or semi-annual liquidity and 69% (2010: 68%) has quarterly liquidity, subject to prior written redemption notice varying from 65 to 95 days. At June 30, 2011 and December 31, 2010, none of our credit funds had established side-pockets.

At June 30, 2011, we have no unfunded commitments relating to our investments in hedge and credit funds.

c)	Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Fixed maturities	$89,203	$86,772	$177,784	$177,890
Other investments	11,797	(1,985)	37,108	14,280
Equities	4,074	1,332	4,898	1,920
Cash and cash equivalents	1,502	989	3,655	2,724
Short-term investments	472	207	859	427

Gross investment income	107,048	87,315	224,304	197,241
Investment expenses	(7,030)	(4,731)	(13,631)	(10,038)

Net investment income	$100,018	$82,584	$210,673	$187,203

d)	Net Realized Investment Gains

The following table provides an analysis of net realized investment gains:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Gross realized gains	$60,592	$58,997	$136,924	$118,960
Gross realized losses	(14,227)	(34,240)	(52,640)	(75,578)
Net OTTI recognized in earnings	(1,473)	(7,426)	(3,413)	(12,934)

Net realized gains on fixed maturities and equities	44,892	17,331	80,871	30,448

Change in fair value of investment derivatives(1)	(4,361)	2,988	(13,461)	2,830

Fair value hedges(1)	(3,054)	4,300	211	7,517

Net realized investment gains	$37,477	$24,619	$67,621	$40,795

(1)	Refer to Note 6 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Fixed maturities:
Corporate debt	$-	$-	$1,026	$1,650
CMBS	-	325	-	325
Non-Agency RMBS	-	2,879	370	3,943
ABS	-	-	61	1,126
Municipals	-	19	483	19

	-	3,223	1,940	7,063

Equities	1,473	4,203	1,473	5,871

Total OTTI recognized in earnings	$1,473	$7,426	$3,413	$12,934

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$9,375	$157,842	$57,498	$162,390
Credit impairments recognized on securities not previously impaired	-	844	-	1,188
Additional credit impairments recognized on securities previously impaired	-	191	-	777
Change in timing of future cash flows on securities previously impaired	-	(460)	(101)	25
Intent to sell of securities previously impaired	-	(65)	-	(65)
Securities sold/redeemed/matured	(7,481)	(11,389)	(55,503)	(17,352)

Balance at end of period	$1,894	$146,963	$1,894	$146,963

4.	FAIR VALUE MEASUREMENTS

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

U.S. government and agency

U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and mortgage pass-through agencies such as, but not limited to, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. As the fair values of our U.S. Treasury securities are based on unadjusted market prices in active markets, they are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

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

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our corporate debt securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3 and consisted of private corporate debt securities at June 30, 2011.

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

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loan receivables, credit card receivables, and CLO debt tranched securities originated by a variety of financial institutions. Similarly to MBS, the fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers or use a discounted cash flow model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. At June 30, 2011, the use of a discounted cash flow model was limited to our investment in CLO debt tranched securities and included the following significant inputs: default and loss severity rates, collateral spreads, and risk free yield curves, which have not changed since December 31, 2010. As most of these inputs are unobservable, these securities are classified within Level 3.

Municipals

Our municipal portfolio comprises bonds issued by U.S. domiciled state and municipality entities. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

Equity Securities

Equity securities include U.S. and foreign common stocks, equity exchange traded funds (“ETFs”) and a foreign bond mutual fund. For common stocks and ETFs, we classified these within Level 1 as their fair values are based on quoted market prices in active markets. Our investment in the foreign bond mutual fund has daily liquidity, with redemption based on the net asset value of the fund. Accordingly, we have classified this investment as Level 2.

Other Investments

As a practical expedient, we estimate fair values for hedge and credit funds using net asset values as advised by external fund managers or third party administrators. As our investment in hedge and credit funds have redemption restrictions (see Note 3 for further details), we have classified these investments as Level 3.

CLO Equities are classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (internal discounted cash flow model) due to the lack of observable, relevant trades in the secondary markets. At June 30, 2011, we have not changed our significant inputs (default rates, loss severity rate and estimated maturity dates) in our valuation model since December 31, 2010.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At June 30, 2011
Assets
Fixed maturities
U.S. government and agency	$779,196	$227,407	$-	$1,006,603
Non-U.S. government	-	905,671	-	905,671
Corporate debt	-	4,142,420	1,550	4,143,970
Agency RMBS	-	2,486,146	-	2,486,146
CMBS	-	420,462	-	420,462
Non-Agency RMBS	-	219,858	11,268	231,126
ABS	-	640,817	44,733	685,550
Municipals	-	878,629	-	878,629

	779,196	9,921,410	57,551	10,758,157
Equity securities	564,006	84,258	-	648,264
Other investments	-	-	623,650	623,650
Other assets (see Note 6)	-	23,937	-	23,937

Total	$1,343,202	$10,029,605	$681,201	$12,054,008

Liabilities
Other liabilities (see Note 6)	$-	$12,983	$-	$12,983

At December 31, 2010
Assets
Fixed maturities
U.S. government and agency	$588,281	$271,839	$-	$860,120
Non-U.S. government	-	772,798	-	772,798
Corporate debt	-	4,161,358	1,550	4,162,908
Agency RMBS	-	2,593,582	-	2,593,582
CMBS	-	474,785	-	474,785
Non-Agency RMBS	-	224,524	19,678	244,202
ABS	-	618,665	43,178	661,843
Municipals	-	712,659	-	712,659

	588,281	9,830,210	64,406	10,482,897
Equity securities	271,451	77,803	-	349,254
Other investments	-	-	519,296	519,296
Other assets (see Note 6)	-	6,641	-	6,641

Total	$859,732	$9,914,654	$583,702	$11,358,088

Liabilities
Other liabilities (see Note 6)	$-	$14,986	$-	$14,986

During 2011 and 2010, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 financial instruments

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Fixed Maturities
	Corporate Debt	CMBS	Non-Agency RMBS	ABS	Total	Other Investments	Total Assets

Three months ended June 30, 2011
Balance at beginning of period	$1,550	$-	$11,606	$43,178	$56,334	$554,113	$610,447
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	17,809	17,809
Total net realized and unrealized losses included in net income(1)	-	-	-	-	-	(6,298)	(6,298)
Change in net unrealized gains included in other comprehensive income	-	-	33	1,855	1,888	-	1,888
Change in net unrealized losses included in other comprehensive income	-	-	(15)	(300)	(315)	-	(315)
Purchases	-	-	-	-	-	75,000	75,000
Sales	-	-	-	-	-	-	-
Settlements / distributions	-	-	(356)		(356)	(16,974)	(17,330)
Transfers into Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-

Balance at end of period	$1,550	$-	$11,268	$44,733	$57,551	$623,650	$681,201

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$-	$-	$-	$-	$-	$11,511	$11,511

Six months ended June 30, 2011
Balance at beginning of period	$1,550	$-	$19,678	$43,178	$64,406	$519,296	$583,702
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	42,839	42,839
Total net realized and unrealized losses included in net income(1)	-	-	-	-	-	(6,298)	(6,298)
Change in net unrealized gains included in other comprehensive income	-	-	87	1,855	1,942	-	1,942
Change in net unrealized losses included in other comprehensive income	-	-	(15)	(300)	(315)	-	(315)
Purchases	-	-	-	-	-	120,000	120,000
Sales	-	-	-	-	-	(27,063)	(27,063)
Settlements / distributions	-	-	(973)	-	(973)	(25,124)	(26,097)
Transfers into Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	(7,509)	-	(7,509)	-	(7,509)

Balance at end of period	$1,550	$-	$11,268	$44,733	$57,551	$623,650	$681,201

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$-	$-	$-	$-	$-	$36,774	$36,774

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Fixed Maturities
	Corporate Debt	CMBS	Non-Agency RMBS	ABS	Total	Other Investments	Total Assets

Three months ended June 30, 2010
Balance at beginning of period	$18,169	$3,447	$3,420	$47,663	$72,699	$487,466	$560,165
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	6,988	6,988
Total net realized and unrealized losses included in net income(1)	-	(119)	(581)	(1,134)	(1,834)	(9,542)	(11,376)
Change in net unrealized gains included in other comprehensive income	2,128	1,061	872	2,300	6,361	-	6,361
Change in net unrealized losses included in other comprehensive income	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	20,000	20,000
Sales	(12)	(207)	(211)	(2,004)	(2,434)	(1,810)	(4,244)
Settlements / distributions	-	(582)	(132)	(9)	(723)	(7,015)	(7,738)
Transfers into Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	(17,185)	-	(395)	-	(17,580)	-	(17,580)

Balance at end of period	$3,100	$3,600	$2,973	$46,816	$56,489	$496,087	$552,576

Level 3 gains / losses included in earnings attributable to the change in unrealized gains / losses relating to those assets and liabilities held at the reporting date	$-	$(119)	$(581)	$(1,134)	$(1,834)	$(2,554)	$(4,388)

Six months ended June 30, 2010
Balance at beginning of period	$18,130	$2,409	$6,639	$43,585	$70,763	$520,188	$590,951
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	12,727	12,727
Total net realized and unrealized losses included in net income(1)	(1,550)	(119)	(581)	(1,134)	(3,384)	(146)	(3,530)
Change in net unrealized gains included in other comprehensive income	3,751	1,093	1,146	2,406	8,396	-	8,396
Change in net unrealized losses included in other comprehensive income	(34)	(238)	(20)	(24)	(316)	-	(316)
Purchases	-	3,474	-	4,000	7,474	20,000	27,474
Sales	(12)	(206)	(211)	(2,004)	(2,433)	(44,404)	(46,837)
Settlements / distributions	-	(694)	(485)	(13)	(1,192)	(12,278)	(13,470)
Transfers into Level 3	-	-	780	-	780	-	780
Transfers out of Level 3	(17,185)	(2,119)	(4,295)	-	(23,599)	-	(23,599)

Balance at end of period	$3,100	$3,600	$2,973	$46,816	$56,489	$496,087	$552,576

Level 3 gains / losses included in earnings attributable to the change in unrealized gains / losses relating to those assets and liabilities held at the reporting date	$(1,550)	$(119)	$(581)	$(1,134)	$(3,384)	$12,581	$9,197

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related income (loss).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at June 30, 2011, and December 31, 2010 approximated their fair values with the exception of senior notes. At June 30, 2011, the senior notes are recorded at amortized cost with a carrying value of $994 million (2010: $994 million) and have a fair value of $1,049 million (2010: $1,018 million).

5.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Six months ended June 30,	2011	2010

Gross reserve for losses and loss expenses, beginning of period	$7,032,375	$6,564,133
Less reinsurance recoverable on unpaid losses, beginning of period	(1,540,633)	(1,381,058)

Net reserve for losses and loss expenses, beginning of period	5,491,742	5,183,075

Net incurred losses related to:
Current year	1,686,013	1,031,704
Prior years	(101,254)	(160,072)

	1,584,759	871,632

Net paid losses related to:
Current year	(84,858)	(102,327)
Prior years	(472,454)	(604,286)

	(557,312)	(706,613)

Foreign exchange and other	126,056	(135,778)

Net reserve for losses and loss expenses, end of period	6,645,245	5,212,316
Reinsurance recoverable on unpaid losses, end of period	1,757,367	1,506,460

Gross reserve for losses and loss expenses, end of period	$8,402,612	$6,718,776

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. During the six months ended June 30, 2011, we recognized net loss and loss expenses of $356 million and $200 million, respectively, in relation to the Christchurch, New Zealand earthquake (including the June aftershock) and the Japanese earthquake. Our estimated net losses in relation to these events were derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions and are consistent with our market shares in those regions. We also considered current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters. Industry-wide insured loss estimates for these events, as well as our own estimates remain subject to change as additional actual loss data becomes available.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

At the time of this report, conditions in New Zealand continue to evolve; this increases the inherent level of management judgment required to arrive at our estimate of net losses and the associated uncertainty for both the first and second quarter 2011 events. The June aftershock increased the level of liquefaction, or loss of soil strength, in the Christchurch region and prompted the New Zealand government to implement a plan to define a “red zone” of land where building will be prohibited for at least a number of years.

The New Zealand government aims to finalize the plan in the coming weeks and any significant changes may impact our estimated ultimate losses from these events. In addition, it is expected that there will be some difficulty allocating individual losses to either the February earthquake or the June aftershock.

A number of other factors limit our ability to accurately estimate the quantum of losses associated with the Japanese earthquake and tsunami including, but not limited to, the magnitude of the event and associated damage, uncertainties about the extent and nature of damages and corresponding coverages (including business interruption and contingent business interruption coverages), the ultimate size of losses to be assumed by Japan’s cooperative mutuals and limitations associated with modeled losses.

Given the factors noted above, our actual losses for the New Zealand earthquake and aftershock and/or the Japanese earthquake and tsunami may ultimately differ materially from our current estimates.

Net losses and loss expenses incurred include net favorable prior year reserve development of $101 million and $160 million for the six months ended June 30, 2011 and 2010, respectively. Prior year reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years.

The following table summarizes net favorable reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Insurance	$26,754	$30,541	$41,481	$55,910
Reinsurance	24,796	48,065	59,773	104,162

Total	$51,550	$78,606	$101,254	$160,072

Overall, a large portion of the net favorable prior period reserve development in both 2011 and 2010 was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short-tail exposures, contributed 56% and 49% of the total net favorable reserve development in the second quarters of 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, these short-tail lines contributed 66% and 56%, respectively, of the total net favorable reserve development. The favorable development on these lines of business primarily reflected the recognition of better than expected loss emergence.

Approximately $22 million and $36 million of the net favorable reserve development in the second quarter of 2011 and 2010, respectively, was generated from professional lines insurance and reinsurance business. For the six months ended June 30, 2011 and 2010, our net favorable development included $38 million and $72 million in relation to this business, respectively. This favorable development was driven by increased incorporation of our own historical claims experience into our estimation of ultimate loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not necessarily reflective of credit risk.

	June 30, 2011			December 31, 2010
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)
Fair value hedges
Foreign exchange contracts	$576,454	$-	$10,207	$612,845	$-	$13,748

Derivatives not designated as hedges
Relating to investment portfolio:
Foreign exchange contracts	311,005	393	2,195	154,990	2,182	746

Relating to underwriting portfolio:
Currency collar options	41,305	3,326	-	-	-	-
Foreign exchange contracts	$847,739	20,218	581	$110,564	4,459	492

Total derivatives		$23,937	$12,983		$6,641	$14,986

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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

The following table provides the total impact on earnings relating to foreign exchange contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

	000000000	000000000	000000000	000000000
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Foreign exchange contracts	$(14,695)	$57,296	$(45,176)	$92,223
Hedged investment portfolio	11,641	(52,996)	45,387	(84,706)

Hedge ineffectiveness recognized in earnings	$(3,054)	$4,300	$211	$7,517

Derivative Instruments not Designated as Hedges

a)	Relating to Investment Portfolio

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

The significant increase in the notional amount of investment related derivatives since December 31, 2010, was primarily due to hedging an increase in Canadian, Sterling, and Euro denominated fixed maturities.

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in	Three months ended June 30,		Six months ended June 30,
	Income on Derivative	2011	2010	2011	2010

Derivatives not designated as hedges
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains (losses)	$(4,361)	$2,988	$(13,461)	$2,830

Relating to underwriting portfolio:
Currency collar options	Foreign exchange gains (losses)	2,630	-	3,327	-
Foreign exchange contracts	Foreign exchange gains (losses)	24,605	4,352	21,601	7,416

Total		$22,874	$7,340	$11,467	$10,246

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION

Restricted Stock

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the six months ended June 30, 2011:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	3,882	$31.95
Granted	1,745	36.41
Vested	(1,742)	34.99
Forfeited	(79)	29.58

Nonvested restricted stock - end of period	3,806	$32.68

For the three months ended June 30, 2011, we incurred share-based compensation costs of $10 million (2010: $9 million) and recorded tax benefits thereon of $2 million (2010: $1 million). For the six months ended June 30, 2011, we incurred share-based compensation costs of $20 million (2010: $19 million) and recorded tax benefits thereon of $4 million (2010: $3 million). The total grant-date fair value of shares vested during the six months ended June 30, 2011 was $61 million (2010: $59 million). At June 30, 2011 there were $101 million (December 31, 2010: $61 million) of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.8 years (December 31, 2010: 2.6 years).

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic earnings (loss) per common share
Net income (loss) available to common shareholders	$101,068	$204,852	$(282,692)	$316,664

Weighted average common shares outstanding	124,132	121,766	118,771	124,961

Basic earnings (loss) per common share	$0.81	$1.68	$(2.38)	$2.53

Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$101,068	$204,852	$(282,692)	$316,664

Weighted average common shares outstanding - basic	124,132	121,766	118,771	124,961
Share equivalents:
Warrants	2,915	11,866	-	11,771
Stock compensation plans	1,322	2,033	-	2,167

Weighted average common shares outstanding - diluted	128,369	135,665	118,771	138,899

Diluted earnings (loss) per common share	$0.79	$1.51	$(2.38)	$2.28

Due to the net loss incurred in the six months ended June 30, 2011, all share equivalents were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the same period in 2010, 367,084 share equivalents were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS’ EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Shares issued, balance at beginning of period	156,820	154,473	154,912	152,465
Shares issued	11,917	76	13,825	2,084

Total shares issued at end of period	168,737	154,549	168,737	154,549

Treasury shares, balance at beginning of period	(42,918)	(30,318)	(42,519)	(20,325)
Shares repurchased	(8)	(3,977)	(407)	(13,970)

Total treasury shares at end of period	(42,926)	(34,295)	(42,926)	(34,295)

Total shares outstanding	125,811	120,254	125,811	120,254

Warrants

During the three months ended June 30, 2011, certain of our founding shareholders exercised their warrants on a cashless basis pursuant to the terms of the applicable warrant agreements, resulting in a lower number of shares being issued than the number of warrants exercised. Accordingly, we issued 11,852,589 shares upon the exercise of 18,102,623 warrants. In connection with the warrant exercise, we paid deferred dividends of $93 million to those warrant holders who chose the deferred cash option for dividends declared. At June 30, 2011, 1,710,369 warrants remain outstanding, exercisable at an average price of $10.45.

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We continued to believe that the lawsuit was completely without merit and on that basis vigorously defended the filed action. However, for the sole purpose of avoiding additional litigation costs, we reached an agreement in principle with plaintiffs during the first quarter of 2011 to settle all claims and causes of action in this matter for an immaterial amount. On June 27, 2011, the District Court preliminarily approved the terms and conditions of the settlement.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

b)	Dividends for Common Shares and Preferred Shares

On May 5, 2011, our Board of Directors declared a dividend of $0.23 per common share to shareholders of record at the close of business on June 30, 2011 and payable on July 15, 2011. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on July 15, 2011 to shareholders of record at the close of business on June 30, 2011 and the Series B Preferred Share dividend is payable on September 1, 2011 to shareholders of record at the close of business on August 15, 2011.

c)	Reinsurance Purchase Commitment

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at June 30, 2011, we have an outstanding reinsurance purchase commitment of $114 million.

11.	INCOME TAXES

Under current law, we are not required to pay any taxes in Bermuda on income or capital gains. During the three months ended June 30, 2011, we received assurance from the Minister of Finance in Bermuda extending our exemption from taxation in Bermuda (in the event of any taxes computed on income or capital gains being enacted) through March 2035.

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

SECOND QUARTER 2011 FINANCIAL HIGHLIGHTS

Second Quarter 2011 Consolidated Results of Operations

•	Net income available to common shareholders of $101 million, or $0.81 per share basic and $0.79 diluted

•	Operating income of $83 million, or $0.65 per diluted share(1)

•	Gross premiums written of $1.0 billion

•	Net premiums written of $850 million

•	Net premiums earned of $840 million

•	Net favorable prior year reserve development of $52 million, pre-tax

•

Estimated pre-tax net losses (net of reinstatement premiums) of $75 million and $31 million, respectively for the severe U.S. weather in April and May 2011 and the aftershock in Christchurch, New Zealand

•

Aggregate increase in estimated pre-tax net losses (net of reinstatement premiums) for first quarter 2011 catastrophe events (Australian loss events, Christchurch, New Zealand earthquake and Japanese earthquake) of $20 million

•	Underwriting income of $29 million and combined ratio of 98.9%

•	Net investment income of $100 million

•	Net realized investment gains of $37 million

Second Quarter 2011 Consolidated Financial Condition

•	Total cash and investments of $13.3 billion; fixed maturities, cash and short-term securities comprise 90% of total cash and investments and have an average credit rating of AA

•	Total assets of $18.2 billion

•	Reserve for losses and loss expenses of $8.4 billion and reinsurance recoverable of $1.8 billion

•	Total debt of $994 million and a debt to total capital ratio of 15.7%

•	Common shareholders’ equity of $4.8 billion; diluted book value per common share of $36.78

•

Strong liquidity, with 68% or $9.0 billion of our cash and investment portfolio invested in investment-grade, short-term and intermediate-maturity fixed income holdings (excluding restricted investments), where cash proceeds from sales are expected to be available within one to three business days

(1)	Effective April 1, 2011, we amended our definition of operating income (loss) to exclude after-tax foreign exchange losses (gains). Accordingly, we have restated all prior period operating income, diluted operating earnings per share and operating return on average common equity amounts herein to reflect this change. Operating income (loss) is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income (loss) available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada and Australia. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Reinsurance. Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. Our execution on this strategy in the first six months of 2011 included:

•	the continuing growth of our new accident & health unit, focused on specialty accident products rather than traditional medical coverages;

•	taking advantage of select opportunities for premium growth, including in our newer geographies and business lines.

Results of Operations

	00000000	00000000	00000000	00000000	00000000	00000000
	Three months ended June 30,			Six months ended June 30,
	2011	% Change	2010	2011	% Change	2010
Underwriting income (loss):
Insurance	$20,309	(51%)	$41,763	$(27,718)	nm	$75,216
Reinsurance	8,665	(89%)	79,073	(404,614)	nm	74,066
Net investment income	100,018	21%	82,584	210,673	13%	187,203
Net realized investment gains	37,477	52%	24,619	67,621	66%	40,795
Other expenses, net	(56,182)	302%	(13,968)	(110,216)	161%	(42,178)

Net income (loss)	110,287	(48%)	214,071	(264,254)	nm	335,102
Preferred share dividends	(9,219)	-	(9,219)	(18,438)	-	(18,438)

Net income (loss) available to common shareholders	$101,068	(51%)	$204,852	$(282,692)	nm	$316,664

Operating income (loss)	$83,057	(46%)	$152,761	$(315,809)	nm	$239,832

nm - not meaningful

Underwriting Results

We recognized total underwriting income of $29 million for the second quarter of 2011, compared to $121 million for the second quarter of 2010. For the six months ended June 30, 2011, we recorded an underwriting loss of $432 million, compared with underwriting income of $149 million for the comparable period of 2010. The primary driver of these changes was the significantly higher level of natural catastrophe activity in 2011. During the second quarter of 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $75 million for the series of severe storms in the U.S. during April and May and $31 million for the June aftershock in Christchurch, New Zealand. In addition, we recognized a net $20 million increase in our estimated pre-tax net losses (net of related reinstatement premiums) for first quarter 2011 catastrophe events. Comparatively, during the second quarter of 2010, we recognized a $25 million increase in pre-tax net losses (net of related reinstatement premiums) associated with first quarter 2010 catastrophe events. For the six months ended June 30, 2011, in addition to the estimates for the second quarter U.S. storms and New Zealand aftershock previously noted, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $323 million, $201 million and $73 million for the first quarter Christchurch, New Zealand earthquake, Japanese earthquake and Australian weather events, respectively; the year-to-date aggregate for these events was $702 million. Comparatively, aggregate net catastrophe losses (net of related reinstatement premiums) in the first six months of 2010 were notable, but less significant, consisting largely of $124 million as a result of the Chilean earthquake and a further $49 million combined for first quarter Australian storms, European Windstorm Xynthia and U.S. winter storms.

Our insurance segment’s second quarter and year-to-date 2011 underwriting results included pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) of $39 million and $89 million, respectively, in relation to the events noted above. Reductions of $4 million and $14 million, respectively, in net favorable prior period reserve development also contributed to the variances between periods, as well as higher acquisition costs and general and administrative expenses. Reductions in ceded reinsurance costs and increases in gross premiums written over the past year contributed to increases in net premiums earned and partially offset these reductions.

The reductions in the reinsurance segment’s underwriting income for both the quarter and year to date were primarily attributable to the higher level of catastrophe activity described above; associated pre-tax net losses for the segment (net of related reinstatement premiums) were $86 million and $613 million for the second quarter and year to date 2011, respectively. These amounts compared to $28 million and $170 million, respectively, for the comparable periods of 2010. Also contributing to the variances were reductions of $23 million and $44 million, respectively, in net favorable prior period reserve development for the quarter and year to date.

Net Investment Income

Net investment income for the three and six months ended June 30, 2011 increased $17 million and $23 million, respectively. Both increases were primarily driven by higher returns from our alternative investment portfolio (“other investments”). Lower reinvestment yields on our fixed maturity portfolio were largely offset by increased levels of investment.

Net Realized Investment Gains

During each period presented, we realized investment-related gains on sale as we rebalanced our fixed maturity portfolio.

Other Expenses, Net

The movements in net other expenses for the quarter and year to date were primarily due to foreign exchange rate movements. We recognized $19 million and $34 million in foreign exchange losses in the three and six months ended June 30, 2011, respectively, primarily due to the remeasurement of net liabilities denominated in the Euro, following the appreciation of that currency against the U.S. Dollar. Comparatively, we recognized foreign exchange gains of $27 million and $35 million in the comparable periods of 2010, as the U.S. Dollar strengthened against the Euro and Sterling. The previously described reduction in underwriting income drove a $14 million reduction in income tax expense for the year to date, while our March 2010 senior note issuance contributed to higher interest costs when compared to the prior year.

Outlook

Management believes the industry is in the early stages of a gradual cycle turn. Risks exposed to catastrophe events, as well as the more volatile specialty lines, are already seeing pricing increases. We believe that this trend will continue into 2012, at which point management expects pricing to improve modestly in substantially all lines in which we participate. However, should the industry experience substantial capital erosion in the balance of this year, then management expects the pace and quantum of pricing improvement would accelerate.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at June 30,		Six months ended and at June 30,
	2011	2010	2011		2010

ROACE (annualized)(1)	8.5%	16.6%	(11.4%	)	12.7%
Operating ROACE (annualized)(2)	7.0%	12.4%	(12.7%	)	9.6%
DBV per common share(3)	$36.78	$36.57	$36.78		$36.57
Cash dividends declared per common share	$0.23	$0.21	$0.46		$0.42

(1)	Return on average common equity (“ROACE”) is calculated by dividing annualized net income (loss) available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.
(2)	Operating ROACE is calculated by dividing annualized operating income (loss) for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to the nearest GAAP financial measure (ROACE).
(3)	Diluted book value (“DBV”) represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method.

Return on Equity

The higher level of catastrophe losses in 2011, previously discussed, was the primary driver of the reductions in both annualized ROACE and operating ROACE for both the quarter and year to date.

Diluted book value per common share

Our DBV per common share is largely consistent with that of a year ago, reflective of the impact of the previously described catastrophe losses on net income available to common shareholders over the past 12 months. The execution of share repurchases at a discount to book value during the fourth quarter of 2010 partially offset the impact of the net income reduction.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

	Three months ended June 30,			Six months ended June 30,
	2011	% Change	2010	2011	% Change	2010
Revenues:
Gross premiums written	$1,046,163	11%	$939,873	$2,594,593	10%	$2,365,074
Net premiums written	850,139	8%	788,938	2,250,919	11%	2,032,573
Net premiums earned	840,014	14%	735,027	1,628,215	14%	1,431,219
Other insurance related income	126		217	889		843
Expenses:
Current year net losses and loss expenses	(616,509)		(481,976)	(1,686,013)		(1,031,704)
Prior period reserve development	51,550		78,606	101,254		160,072
Acquisition costs	(147,905)		(124,176)	(283,262)		(240,825)
General and administrative expenses	(98,302)		(86,862)	(193,415)		(170,323)

Underwriting income (loss)(1)	$28,974	(76%)	$120,836	$(432,332)	nm	$149,282

nm - not meaningful

(1)	Refer to Item 1, Note 2 to the Consolidated Financial Statements, for a reconciliation of underwriting income to “Income before income tax” for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2011	Change	2010	2011	Change	2010

Insurance	$682,097	11%	$612,893	$1,107,088	12%	$985,822
Reinsurance	364,066	11%	326,980	1,487,505	8%	1,379,252

Total	$1,046,163	11%	$939,873	$2,594,593	10%	$2,365,074

% ceded
Insurance	27%	3 pts	24%	29%	(3) pts	32%
Reinsurance	2%	- pts	2%	1%	- pts	1%
Total	19%	3 pts	16%	13%	(1) pts	14%

	Net Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2011	% Change	2010	2011	% Change	2010
Insurance	$495,049	6%	$466,880	$784,365	16%	$673,692
Reinsurance	355,090	10%	322,058	1,466,554	8%	1,358,881

Total	$850,139	8%	$788,938	$2,250,919	11%	$2,032,573

Gross premiums written in our insurance segment increased this quarter, largely driven by new business generated by our accident & health unit, geographic expansion and our renewable energy initiative. Gross premiums written in our reinsurance segment also increased this quarter, primarily driven by new business in our motor reinsurance line.

On a year-to-date basis, gross premiums written were also up for each of our segments. For insurance, the primary drivers were the same as those noted above, with our accident & health unit contributing 64% of the overall growth for the segment. Our reinsurance gross premiums written growth was again driven by motor reinsurance business, with the primary contributing factors being both increases on renewal and new business.

The increases in our ceded premium ratios in the second quarter of 2011 were largely attributable to business mix changes and increased facultative reinsurance purchasing in our insurance segment.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,
	2011		2010		% Change	2011		2010		% Change

Insurance	$359,875	43%	$301,652	41%	19%	$687,523	42%	$557,933	39%	23%
Reinsurance	480,139	57%	433,375	59%	11%	940,692	58%	873,286	61%	8%

Total	$840,014	100%	$735,027	100%	14%	$1,628,215	100%	$1,431,219	100%	14%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Growth in net premiums earned for our insurance segment was reflective of both changes in our reinsurance purchasing effected in the second quarter of 2010, as well as a 9% increase in gross premiums written on a rolling twelve-month basis. The increases in our reinsurance segment are largely attributable to growth in our motor reinsurance business over the past year.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended June 30,					Six months ended June 30,
	2011		% Point Change	2010		2011		% Point Change	2010

Current accident year loss ratio	73.4%		7.8	65.6%		103.5%		31.4	72.1%
Prior period reserve development	(6.1%	)	4.6	(10.7%	)	(6.2%	)	5.0	(11.2%	)
Acquisition cost ratio	17.6%		0.7	16.9%		17.4%		0.6	16.8%
General and administrative expense ratio(1)	14.0%		(0.4)	14.4%		14.4%		-	14.4%

Combined ratio	98.9%		12.7	86.2%		129.1%		37.0	92.1%

(1)	The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.4% and 2.5% for the three and six months ended June 30, 2011, respectively, and 2.6% and 2.5% for the three and six months ended June 30, 2010, respectively. These costs are discussed further in the ‘Other Expenses, Net’ section below.

Current Accident Year Loss Ratio

The 7.8 percentage point increase in our second quarter current accident year loss ratio was primarily driven by catastrophe losses. The most significant catastrophe events that occurred in the second quarter of 2011 were:

•

A series of severe storms in several regions of the United States during April and May, certain of which spawned tornadoes and caused significant property damage across wide areas. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $75 million for these events, with approximately half of this amount recognized in each of our insurance and reinsurance segments.

•

A 6.3 magnitude aftershock on June 13th in the vicinity of Christchurch, New Zealand. This earthquake both amplified the damage caused by the February 2011 earthquake to both commercial and residential property and caused new damage. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $31 million in relation to this event, with the full amount recognized in our reinsurance segment.

We also revised our estimates for the significant first quarter 2011 catastrophes (described further below) during the second quarter, based on updated information from our clients, intermediaries and other market sources. In the aggregate, our estimated pre-tax net losses (net of related reinstatement premiums) for the January floods and Cyclone Yasi in Australia, the February Christchurch earthquake and the March Japanese earthquake and tsunami increased by $20 million; a $119 million increase in our estimate for the Christchurch earthquake was largely offset by $86 million and $13 million reductions in our estimates for the Japanese earthquake and tsunami and Australian events, respectively. Comparatively, there was no significant catastrophe activity in the second quarter of 2010; however, during that quarter, we increased our estimated pre-tax net losses (net of related reinstatement premiums) for the first quarter 2010 Chilean earthquake by $26 million.

The higher level of catastrophe activity in 2011 was also the primary driver of the 31.4 point increase in our year-to-date current accident year loss ratio. In addition to the severe U.S. storms and Christchurch aftershock described above, we have incurred significant losses in relation to:

•

Australian loss events, including heavy rainfall leading to severe flooding in January and the landfall of Cyclone Yasi in February. During the six months ended June 30, 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $73 million in relation to these events, with the vast majority of this amount emanating from our reinsurance segment.

•

A 6.3-magnitude earthquake on February 21st in the vicinity of Christchurch, New Zealand, which caused significant damage to both commercial and residential property. During the six months ended June 30, 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $323 million in relation to this event. The majority of our estimated net losses for this event emanate from our reinsurance segment. Net losses in our insurance segment are not expected to exceed $20 million due to ceded reinsurance protection limiting net retentions.

•

The March 11th 9.0-magnitude undersea earthquake approximately 45 miles east of the Tohoku region of Japan, which triggered extremely destructive tsunami waves that struck Japan within minutes. Along with the ensuing tsunami, this earthquake caused extensive property damage over a vast area. During the six months ended June 30, 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $201 million in relation to this event. Net losses in our insurance segment are not expected to exceed $25 million due to ceded reinsurance protection limiting net retentions; thus, the majority of this amount related to our reinsurance segment.

In comparison, during the first six months of 2010 we recognized $124 million in estimated net pre-tax losses (net of related reinstatement premiums) in relation to the February 27, 2010 Chilean earthquake, with substantially all of this amount emanating from our reinsurance segment. In addition, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $49 million for other notable first quarter 2010 events: Australian storms, European Windstorm Xynthia and U.S. winter storms.

During both 2011 and 2010, we incurred a number of large weather-related and other property losses. Exclusive of these large losses and those for the significant catastrophe events noted above, our current accident year loss ratios for both the quarter and year to date were broadly comparable with those for the same periods of 2010.

Our estimated net losses in relation to the catastrophe events outlined above were derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions and are consistent with our market shares in those regions. We also considered current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters. Industry-wide insured loss estimates for these events, as well as our own estimates, remain subject to change as additional actual loss data becomes available.

At the time of this report, conditions in New Zealand continue to evolve; this increases the inherent level of management judgment required to arrive at our estimate of net losses and the associated uncertainty for both the first and second quarter 2011 events. The June aftershock increased the level of liquefaction, or loss of soil strength, in the Christchurch region and prompted the New Zealand government to implement a plan to define a “red zone” of land where building will be prohibited for at least a number of years.

The New Zealand government aims to finalize the plan in the coming weeks and any significant changes may impact our estimated ultimate losses from these events. In addition, it is expected that there will be some difficulty allocating individual losses to either the February earthquake or the June aftershock.

A number of other factors limit our ability to accurately estimate the quantum of losses associated with the Japanese earthquake and tsunami including, but not limited to, the magnitude of the event and associated damage, uncertainties about the extent and nature of damages and corresponding coverages (including business interruption and contingent business interruption coverages), the ultimate size of losses to be assumed by Japan’s cooperative mutuals and limitations associated with modeled losses.

Given the factors noted above, our actual losses for the New Zealand earthquake and aftershock and/or the Japanese earthquake and tsunami may ultimately differ materially from our current estimates.

We estimate that total insured losses for the severe U.S. weather in May and June 2011and the June 2011 aftershock in New Zealand will be $16 billion and $3 billion, respectively. We currently estimate that total insured losses for the Japanese earthquake, first quarter earthquake in New Zealand and first quarter Australian loss events will be $25 to $30 billion, $15 billion and $6 billion, respectively.

Prior Period Reserve Development

Our favorable prior period development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior period reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Insurance	$26,754	$30,541	$41,481	$55,910
Reinsurance	24,796	48,065	59,773	104,162

Total	$51,550	$78,606	$101,254	$160,072

Overview

Overall, a large portion of the net favorable prior period reserve development in both 2011 and 2010 was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short-tail exposures, contributed 56% and 49% of the total net favorable reserve development in the second quarters of 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, these short-tail lines contributed 66% and 56%, respectively, of the total net favorable reserve development. The favorable development on these lines of business primarily reflected the recognition of better than expected loss emergence.

Approximately $22 million and $36 million of the net favorable reserve development in the second quarter of 2011 and 2010, respectively, was generated from professional lines insurance and reinsurance business. For the six months ended June 30, 2011 and 2010, our net favorable development included $38 million and $72 million in relation to this business, respectively. This favorable development was driven by increased incorporation of our own historical claims experience into our estimation of ultimate loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future. The following sections provide further details on prior year reserve development by segment, line of business and accident year.

Insurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Property	$11,295	$6,494	$27,384	$21,438
Marine	1,815	6,102	4,259	8,422
Aviation	1,446	2,253	2,365	1,440
Credit and political risk	(26)	(6,222)	(57)	(18,860)
Professional lines	16,470	21,642	18,772	44,094
Liability	(4,246)	272	(11,242)	(624)

Total	$26,754	$30,541	$41,481	$55,910

In the second quarter of 2011, we recognized $27 million of net favorable prior period reserve development, the principal components of which were:

•	$11 million of net favorable prior period reserve development on property business, the majority of which emanated from the 2009 accident year and related to better than expected loss emergence.

•	$16 million of net favorable prior period reserve development on professional lines business, primarily for the 2007 and prior accident years for the reasons discussed in the overview.

•	$4 million of net adverse prior period reserve development on liability business, primarily related to the 2009 accident year and driven by one claim.

In the second quarter of 2010, we recognized $31 million of net favorable prior period reserve development, the principal components of which were:

•	$6 million of net favorable prior period reserve development on property business, the majority of which related to the 2009 accident year and was due to better than expected loss emergence.

•	$6 million of net favorable prior period reserve development on marine business, driven by better than expected loss emergence.

•

$6 million of net adverse prior period reserve development on credit and political risk business. This amount included $22 million of adverse development on the 2009 accident year, as we reduced our recovery estimates on certain credit insurance claims after taking into consideration updated publicly available information and discussions with our insureds. This was partially offset by $16 million of net favorable development on the 2008 and 2007 accident year business, as a result of better than expected loss emergence.

•	$22 million of net favorable prior period reserve development on professional lines business, principally related to the 2006 and 2005 accident years for the reasons discussed in the overview.

For the first six months of 2011, we recognized $41 million of net favorable prior period reserve development, the principal components of which were:

•	$27 million of net favorable prior period development on our property business, the majority of which related to the 2010 and 2009 accident years and related to better than expected loss emergence.

•

$19 million of net favorable prior period reserve development on professional lines business, primarily generated from the 2004 through 2007 accident years, as discussed in the overview. However, this was partially offset by $6 million of net adverse development on the 2010 accident year.

•

$11 million of net adverse prior period reserve development on liability business, relating primarily to the 2010 accident year due to the receipt of two notable claims and, to a lesser extent, the 2009 accident year as noted in the explanation for the second quarter above.

For the first six months of 2010, we recognized $56 million of net favorable prior period reserve development, the principal components of which were:

•

$21 million of net favorable prior period reserve development on our property business, the majority of which emanated from the 2007 through 2009 accident years and related to better than expected loss emergence.

•

$8 million of net favorable prior period reserve development on marine business, largely related to the 2007 through 2009 accident years and driven by better than expected loss emergence. This included $7 million of net favorable development on offshore energy business.

•

$19 million of net adverse prior period reserve development on credit and political risk business. This balance consisted of net adverse development of $45 million on the 2009 accident year, as we finalized settlements for certain loss events and reduced our recovery estimates for the latest available information. Partially offsetting this amount was $26 million in net favorable prior period reserve development on the 2006 through 2008 accident years, in recognition of better than expected loss emergence on our confiscation, expropriation, nationalization and deprivation (“CEND”) and credit business.

•	$44 million of net favorable prior period reserve development on our professional lines business, primarily emanating from the 2006 and 2005 accident years, for the reasons discussed in the overview.

Reinsurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Catastrophe and property	$14,441	$23,558	$32,332	$58,626
Credit and bond	8,109	12,644	18,040	18,099
Professional lines	5,299	14,655	18,914	28,188
Motor	(4,212)	1,357	(10,003)	1,274
Liability	1,159	(4,149)	490	(2,025)

Total	$24,796	$48,065	$59,773	$104,162

In the second quarter of 2011, we recognized $25 million of net favorable prior period reserve development, the principal components of which were:

•	$14 million of net favorable prior period reserve development on catastrophe and property business consisting largely of:

•	$9 million of net favorable prior period reserve development on catastrophe business, primarily related to the 2009 accident year and related to better than expected loss emergence.

•	$4 million in net favorable prior period reserve development on engineering business, primarily emanating from the 2007 through 2009 accident years and related to better than expected loss emergence.

•

$2 million of net favorable prior period reserve development on property business. We recognized $7 million of net adverse prior period development on the 2010 accident year, primarily as a result of updated information from one cedant with respect to Irish storm losses. However, this was more than offset by the recognition of net favorable development on earlier accident years, most notably the 2009 accident year, due to better than expected loss emergence.

•

$8 million of net favorable prior period reserve development on trade credit and bond reinsurance lines of business, largely related to the 2009 accident year and in recognition of better than expected loss emergence and updated information from our cedants.

•	$5 million of net favorable prior period reserve development on professional lines reinsurance business, primarily on the 2006 accident year, for the reasons discussed in the overview.

•

$4 million of net adverse prior period reserve development on motor reinsurance business, primarily related to the 2008 through 2010 accident years, as we updated our assumptions based on currently available information on bodily injury trends in the U.K. motor market.

In the second quarter of 2010, we recognized $48 million of net favorable prior period reserve development, the principal components of which were:

•	$24 million of net favorable prior period reserve development on catastrophe and property business, consisting largely of:

•	$21 million of net favorable prior period reserve development on property business, emanating mainly from the 2009 and 2008 accident years and related to better than expected loss emergence.

•

$6 million of net favorable prior period reserve development on crop business, principally related to the 2009 accident year and largely as a result of the reduction in reserves for Canadian crop losses.

•

$3 million of net adverse prior period reserve development on catastrophe business, driven by $12 million in net adverse development on the 2008 accident year primarily as a result of updated information with respect to Hurricane Ike losses. This was partially offset by net favorable prior period reserve development on other accident years, most notably the 2009 accident year, primarily due to better than expected loss emergence.

•

$13 million of net favorable prior period reserve development on trade credit and bond reinsurance business, largely related to the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years. This net favorable development was driven by both better than expected loss emergence and updated information from our cedants.

•	$15 million of net favorable prior period reserve development on professional lines reinsurance business, primarily related to the 2006 accident year, as discussed in the overview above.

•

$4 million of net adverse prior period reserve development on liability business, approximately half of which was attributable to a relatively small increase in the reserve estimate for the 2004 accident year within one particular reserving class. The remainder was largely due to minor changes in our assumptions for loss adjustment expenses.

For the first six months of 2011, we recognized $60 million of net favorable prior period reserve development, the principal components of which were:

•	$32 million of net favorable prior period reserve development on catastrophe and property business largely consisting of:

•	$19 million of net favorable prior period reserve development on property business, primarily spanning the 2007 through 2009 accident years and due to better than expected loss emergence.

•

$7 million of net favorable prior period reserve development on catastrophe business, primarily related to the 2009 accident year and relating to better than expected loss emergence. This was partially offset by net adverse prior period reserve development on the 2010 accident year, largely due to the reallocation of aggregate treaty losses.

•	$4 million in net favorable prior period reserve development on engineering business, primarily related to the 2007 through 2009 accident years and related to better than expected loss emergence.

•

$18 million of net favorable prior period reserve development on trade credit and bond reinsurance lines of business, largely related to the 2009 accident year and, to a lesser extent the 2010 and 2008 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•

$19 million of net favorable prior period reserve development on professional lines reinsurance business, primarily on the 2006 accident year and, to a lesser extent the 2005 accident year, for the reasons discussed in the overview.

•

$10 million of net adverse prior period reserve development on motor reinsurance business, primarily related to the 2008 through 2010 accident years and reflective of recent settlement trends observed in the U.K. motor market.

For the first six months of 2010, we recognized $104 million of net favorable prior period reserve development, the principal components of which were:

•	$59 million of net favorable prior period reserve development on catastrophe and property business largely consisting of:

•	$27 million of net favorable prior period reserve development on property business, emanating mainly from the 2009 and 2008 accident years and related to better than expected loss emergence.

•

$17 million of net favorable prior period reserve development on catastrophe business, primarily related to the 2009 and 2005 accident years. While the 2009 accident year development was primarily driven by better than expected loss emergence, the development on the 2005 accident year principally related to a reduction in our reserve for one particular claim following receipt of updated information. Partially offsetting this was net adverse development of $9 million for the 2008 accident year, largely related to updated information provided by a cedant with respect to Hurricane Ike losses.

•

$14 million of net favorable prior period reserve development on crop business, principally related to the 2009 accident year and largely a result of the reduction in reserves for Canadian crop losses following updated information from our cedant.

•

$18 million of net favorable prior period reserve development on our trade credit and bond reinsurance business, largely related to the 2009 accident year and, to a lesser extent, the 2007 and 2008 accident years, in recognition of better than expected loss emergence.

•

$28 million of net favorable prior period reserve development on our professional lines reinsurance business, primarily on the 2006 accident year and, to a lesser extent, the 2005 and 2007 accident years, for reasons discussed in the overview.

•

$2 million of net adverse prior period reserve development on liability business, attributable to a relatively small increase in the reserve estimate for the 2004 accident year within one particular reserving class and minor changes in our assumptions for loss adjustment expenses. This was partially offset by net favorable reserve development resulting from the commutation of two treaties.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2011	% Change	2010	2011	% Change	2010
Revenues:
Gross premiums written	$682,097	11%	$612,893	$1,107,088	12%	$985,822
Net premiums written	495,049	6%	466,880	784,365	16%	673,692
Net premiums earned	359,875	19%	301,652	687,523	23%	557,933
Other insurance related income	126		217	889		843
Expenses:
Current year net losses and loss expenses	(244,973)		(186,035)	(526,333)		(342,107)
Prior period reserve development	26,754		30,541	41,481		55,910
Acquisition costs	(51,244)		(40,567)	(93,322)		(71,708)
General and administrative expenses	(70,229)		(64,045)	(137,956)		(125,655)

Underwriting income (loss)	$20,309	(51%)	$41,763	$(27,718)	nm	$75,216

Ratios:		% Point Change			% Point Change
Current year loss ratio	68.1%	6.4	61.7%	76.6%	15.3	61.3%
Prior period reserve development	(7.5% )	2.6	(10.1% )	(6.1% )	3.9	(10.0% )
Acquisition cost ratio	14.3%	0.9	13.4%	13.6%	0.7	12.9%
General and administrative ratio	19.5%	(1.7)	21.2%	20.1%	(2.4)	22.5%

Combined ratio	94.4%	8.2	86.2%	104.2%	17.5	86.7%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended June 30,						Six months ended June 30,
	2011		2010		% Change		2011		2010		% Change

Property	$217,215	32%	$207,184	34%	5%		$333,446	30%	$325,398	33%	2%
Marine	97,162	14%	77,996	13%	25%		160,817	15%	144,855	15%	11%
Terrorism	6,531	1%	17,079	3%	(62%	)	12,801	1%	22,170	2%	(42%	)
Aviation	19,694	3%	18,649	3%	6%		22,498	2%	21,785	2%	3%
Credit and political risk	11,499	2%	9,444	1%	22%		22,300	2%	6,746	1%	nm
Professional lines	229,546	34%	219,432	36%	5%		366,089	33%	347,377	35%	5%
Liability	64,137	9%	61,817	10%	4%		109,015	10%	115,533	12%	(6%	)
Accident & health	36,313	5%	1,292	-	nm		80,122	7%	1,958	-	nm

Total	$682,097	100%	$612,893	100%	11%		$1,107,088	100%	$985,822	100%	12%

nm – not meaningful

Growth in our gross premiums written for the quarter was led by our new accident & health unit and is reflective of our investment in that platform over the past several quarters. A large portion of this growth for the three and six months ended June 30, 2011 related to international reinsurance business. Excluding accident & health, gross premiums written for the segment were up 6% and 4% for the quarter and year to date, respectively.

The remaining growth in our gross premiums written for the three and six months ended June 30, 2011 was largely attributable to our geographic expansion and our new renewable energy initiative. Geographic expansion, including our Australian and Canadian operations, contributed to the increases noted for property and professional lines. Our renewable energy business relates to both onshore and offshore exposures, thus contributing to the increases noted above for property and marine lines, respectively. In addition, shifting renewal dates and new offshore energy business contributed to the increases in marine premiums. These increases were partially offset by a reduction in terrorism gross premiums written, driven by the recognition of certain one-time items in the second quarter of 2010.

Premiums Ceded: Premiums ceded in the current quarter were $187 million, or 27% of gross premiums written, compared with $146 million, or 24% in the comparable period in 2010. For the first six months of 2011, premiums ceded were $323 million, or 29% of gross premiums written, compared to $312 million, or 32%, in the same period of 2010. The increase in the ratio for the second quarter was largely attributable to business mix changes and an increase in facultative reinsurance purchasing.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2011		2010		% Change	2011		2010		% Change

Property	$94,659	26%	$84,104	28%	13%	$186,734	27%	$149,565	27%	25%
Marine	40,125	11%	35,193	12%	14%	69,406	10%	70,171	12%	(1%)
Terrorism	9,377	3%	8,380	3%	12%	17,575	3%	15,977	3%	10%
Aviation	18,617	5%	16,441	5%	13%	35,188	5%	31,705	6%	11%
Credit and political risk	24,908	7%	22,777	8%	9%	51,910	8%	37,506	7%	38%
Professional lines	132,972	37%	112,982	37%	18%	257,095	37%	211,524	38%	22%
Liability	23,361	7%	21,384	7%	9%	45,858	7%	40,960	7%	12%
Accident & health	15,856	4%	391	-	nm	23,757	3%	525	-	nm

Total	$359,875	100%	$301,652	100%	19%	$687,523	100%	$557,933	100%	23%

nm – not meaningful

Net premiums written in the twelve months ended June 30, 2011 increased 23% compared to that of the twelve months ended June 30, 2010, largely as a result of changes in our reinsurance purchasing effected during the second quarter of 2010, including higher attachment points on our property program and reduced cessions on our professional lines program. Gross premiums written growth of 9% also contributed to the increase. The 19% and 23% increases in net premiums earned for the quarter and year to date, respectively, are largely reflective of these changes.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,					Six months ended June 30,
	2011		% Point Change	2010		2011		% Point Change	2010

Current accident year	68.1%		6.4	61.7%		76.6%		15.3	61.3%
Prior period reserve development	(7.5%	)	2.6	(10.1%	)	(6.1%	)	3.9	(10.0%	)

Loss ratio	60.6%		9.0	51.6%		70.5%		19.2	51.3%

Current Accident Year Loss Ratio

The increases in our current accident year loss ratio for the quarter and year to date were primarily the result of natural catastrophe activity. During the second quarter of 2011, we recognized estimated pre-tax net losses of $37 million for the series of severe U.S. storms in April and May. For the six months ended June 30, 2011, we also recognized estimated pre-tax net losses of $30 million and $21 million (inclusive of related premiums to reinstate our reinsurance protection), respectively, for the first quarter Japanese and Christchurch earthquakes.

During both 2011 and 2010, we incurred a number of large weather-related and other property losses. Exclusive of these large losses and those for the significant catastrophe events noted above, our current accident year loss ratios for both the quarter and year to date were slightly higher than for the comparable periods of 2010. These increases were largely attributable to business mix changes and a general softening in rates.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Acquisition Cost Ratio: The increase in accident & health gross premiums written has introduced some upward movement in the acquisition cost ratio for the segment. Excluding this business, the acquisition cost ratios for the three and six months ended June 30, 2011 were 13.5% and 13.0%, respectively.

General and Administrative Expense Ratio: Total general and administrative expenses increased for the quarter and year to date, primarily due to additional staffing costs associated with the continued build-out of the segment’s global platform. However, the general and administrative expense ratios declined in comparison to the prior periods, as a result of increases in net premiums earned.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2011	% Change	2010	2011	% Change	2010
Revenues:
Gross premiums written	$364,066	11%	$326,980	$1,487,505	8%	$1,379,252
Net premiums written	355,090	10%	322,058	1,466,554	8%	1,358,881
Net premiums earned	480,139	11%	433,375	940,692	8%	873,286
Expenses:
Current year net losses and loss expenses	(371,536)		(295,941)	(1,159,680)		(689,597)
Prior period reserve development	24,796		48,065	59,773		104,162
Acquisition costs	(96,661)		(83,609)	(189,940)		(169,117)
General and administrative expenses	(28,073)		(22,817)	(55,459)		(44,668)

Underwriting income (loss)	$8,665	(89%)	$79,073	$(404,614)	nm	$74,066

Ratios:		% Point Change			% Point Change

Current year loss ratio	77.4%	9.1	68.3%	123.3%	44.3	79.0%
Prior period reserve development	(5.2% )	5.9	(11.1% )	(6.4% )	5.6	(12.0% )
Acquisition cost ratio	20.1%	0.8	19.3%	20.2%	0.8	19.4%
General and administrative ratio	5.9%	0.6	5.3%	5.9%	0.8	5.1%

Combined ratio	98.2%	16.4	81.8%	143.0%	51.5	91.5%

nm – not meaningful

Gross Premiums Written:

The following tables provide gross premiums written by line of business for the periods indicated:

	Three months ended June 30,						Six months ended June 30,
	2011		2010		% Change		2011		2010		% Change

Catastrophe	$114,361	31%	$124,168	38%	(8%	)	$367,578	25%	$351,949	26%	4%
Property	69,079	19%	75,527	23%	(9%	)	251,284	17%	254,025	18%	(1%	)
Professional lines	56,412	16%	58,368	18%	(3%	)	149,685	10%	165,167	12%	(9%	)
Credit and bond	20,336	6%	2,532	1%	703%		256,980	17%	230,605	17%	11%
Motor	30,799	8%	9,289	3%	232%		225,913	15%	127,403	9%	77%
Liability	53,780	15%	36,680	11%	47%		152,795	10%	170,059	12%	(10%	)
Engineering	5,130	1%	7,972	2%	(36%	)	55,795	4%	52,348	4%	7%
Other	14,169	4%	12,444	4%	14%		27,475	2%	27,696	2%	(1%	)

Total	$364,066	100%	$326,980	100%	11%		$1,487,505	100%	$1,379,252	100%	8%

The 11% increase in gross premiums written this quarter related primarily to our motor, credit and bond and liability reinsurance line of business. The increase in motor premiums was primarily driven by new proportional contracts covering European risks. Premium adjustments on prior year treaties favorably impacted the quarter over quarter comparison of trade credit and bond reinsurance gross premiums written, though an increase in Latin American business also contributed to the increase. Partially offsetting these increases, the restructuring of a large program by one of our clients drove a reduction in gross premiums written for our catastrophe line.

The majority of our European reinsurance business renews at January 1st and, thus, the impact of foreign exchange rate movements on our gross premiums written is greatest in the first quarter of each year. Adjusting for exchange rate changes, gross premiums written for the six months ended June 30, 2011 increased 10%. A higher volume of proportional motor reinsurance business drove the increase, largely due to both increases on renewal as well as the new business mentioned above. Gross premiums written for our trade credit and bond reinsurance business also increased, for the reasons noted above. Our liability premiums for the year to date declined largely due to the non-renewal of one contract. Our catastrophe premium also increased in 2011. However, this was largely due to the renewal of two 2009 European contracts, now providing three-year cover, partially offset by the program restructuring mentioned above.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,						Six months ended June 30,
	2011		2010		% Change		2011		2010		% Change

Catastrophe	$111,479	23%	$111,813	26%	-		$232,964	24%	$229,231	26%	2%
Property	88,592	18%	80,119	18%	11%		175,378	19%	160,997	18%	9%
Professional lines	74,676	16%	72,248	17%	3%		142,231	15%	143,553	17%	(1%	)
Credit and bond	66,220	14%	52,969	12%	25%		128,464	13%	106,993	12%	20%
Motor	57,924	12%	30,819	7%	88%		102,015	11%	61,194	7%	67%
Liability	54,762	11%	57,676	13%	(5%	)	109,015	12%	121,083	14%	(10%	)
Engineering	18,175	4%	20,043	5%	(9%	)	36,365	4%	35,888	4%	1%
Other	8,311	2%	7,688	2%	8%		14,260	2%	14,347	2%	(1%	)

Total	$480,139	100%	$433,375	100%	11%		$940,692	100%	$873,286	100%	8%

The increase in net premiums earned largely reflects increased motor business written over the past year.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,					Six months ended June 30,
	2011		% Point Change	2010		2011		% Point Change	2010

Current accident year	77.4%		9.1	68.3%		123.3%		44.3	79.0%
Prior period reserve development	(5.2%	)	5.9	(11.1%	)	(6.4%	)	5.6	(12.0%	)

Loss ratio	72.2%		15.0	57.2%		116.9%		49.9	67.0%

Current Accident Year Loss Ratio

The increase in the reinsurance segment’s current accident year loss ratio during the second quarter of 2011 was largely due to a higher level of catastrophe activity. During the three months ended June 30, 2011, we recognized pre-tax net losses (net of related reinstatement premiums) of $38 million and $31 million, respectively, for the series of U.S. storms and tornadoes and the Christchurch aftershock. In addition, we revised our estimates for the first quarter 2011 catastrophes based on updated information from our cedants, intermediaries and other market sources. In the aggregate, our estimate pre-tax net losses (net of related reinstatement premiums) increased by $18 million; a $119 million increase in our estimate for the Christchurch earthquake was largely offset by reductions of $89 million and $12 million, respectively in our estimates for the Japanese earthquake and Australian events. In comparison, there was no significant catastrophe activity in the second quarter of 2010; however, during that quarter we increased our estimated pre-tax net losses (net of related reinstatement premiums) for first quarter 2010 catastrophe activity by $28 million, principally related to the Chilean earthquake.

The 44.3 percentage point increase in our year-to-date current accident year loss ratio was also primarily driven by increased natural catastrophe losses. During the six months ended June 30, 2011 and in addition to the estimates for the second quarter catastrophe events described above, we recognized pre-tax net losses (net of related reinstatement premiums) of $302 million, $170 million and $72 million in relation to the first quarter Christchurch earthquake, Japanese earthquake and Australian loss events, respectively. Comparatively, during the first six months of 2010, we recognized pre-tax net losses (net of related reinstatement premiums) of $121 million for the Chilean earthquake and a further $49 million for the first quarter Australian storms, European Windstorm Xynthia and U.S. storms, combined.

Exclusive of the significant catastrophe event losses noted above, our current accident year loss ratios for both the quarter and year to date declined slightly from 2010. Anticipated improvements for our trade credit and bond reinsurance business, in light of the continuing recovery of the global economy, were partially offset by business mix changes and rate reductions.

Refer to the ‘Prior Period Reserve Development’ section for further details.

OTHER EXPENSES, NET

The following table provides a breakdown of our other expenses, net:

	Three months ended June 30,				Six months ended June 30,
	2011	% Change		2010	2011	% Change		2010

Corporate expenses	$19,803	3%		$19,200	$41,210	16%		$35,508
Foreign exchange losses (gains)	18,517	nm		(27,229)	33,575	nm		(35,376)
Interest expense and financing costs	15,445	(2%	)	15,697	31,305	28%		24,385
Income tax expense	2,417	(62%	)	6,300	4,126	(77%	)	17,661

Total	$56,182	302%		$13,968	$110,216	161%		$42,178

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.4% and 2.5% for the three and six months ended June 30, 2011, compared to 2.6% and 2.5%, respectively, for the same periods in 2010.

Foreign Exchange Gains: Some of our business is written in currencies other than the U.S. Dollar. The foreign exchange losses in the three and six months ended June 30, 2011 were primarily due to the remeasurement of net insurance-related liabilities denominated in Euro, following that currency’s appreciation against the U.S. Dollar. The foreign exchange gains in the comparable periods of 2010 were primarily due to the remeasurement of net insurance-related liabilities denominated in Euro and Sterling.

Interest Expense and Financing Costs: Interest expense primarily relates to interest due on our senior notes and was higher on a year-to-date basis due to our $500 million 5.875% senior note issuance on March 23, 2010.

Income Tax Expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 2.1% and (1.6)% for the three and six months ended June 30, 2011 compared to 2.9% and 5.0% in the same periods of 2010. This effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions.

Although we generated a consolidated net loss for the six months ended June 30, 2011 as a result of the significant catastrophe activity previously discussed, the majority of this loss was borne by our Bermudian operations. Our U.S. and European operations generated taxable income for the period, although significantly less than the prior year; as such, we have recognized an income tax expense for the period.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended June 30,			Six months ended June 30,
	2011	% Change	2010	2011	% Change	2010

Fixed maturities	$89,203	3%	$86,772	$177,784	-	$177,890
Other investments	11,797	nm	(1,985)	37,108	160%	14,280
Equities	4,074	206%	1,332	4,898	155%	1,920
Cash and cash equivalents	1,502	52%	989	3,655	34%	2,724
Short-term investments	472	128%	207	859	101%	427

Gross investment income	107,048	23%	87,315	224,304	14%	197,241
Investment expense	(7,030)	49%	(4,731)	(13,631)	36%	(10,038)

Net investment income	$100,018	21%	$82,584	$210,673	13%	$187,203

Pre-tax yield:(1)
Fixed maturities	3.4%		3.6%	3.4%		3.7%
Cash and cash equivalents	0.5%		0.3%	0.6%		0.4%

nm – not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Net investment income during the current quarter increased over the comparable period of 2010, primarily due to larger average investment balances in 2011. Our pre-tax yields are lower in 2011 for both periods presented, driven primarily by a decline in U.S. Treasury rates compared to the same periods of 2010.

Other Investments

The following table provides a breakdown of total net investment income (loss) from other investments:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

CLO - equity tranched securities	$11,713	$6,988	$23,862	$9,280
Credit funds	541	(3,007)	5,750	3,448
Funds of hedge funds	234	(351)	4,137	3,516
Hedge funds	(691)	(5,950)	3,359	(3,662)
Short duration high yield fund	-	335	-	1,698

Total	$11,797	$(1,985)	$37,108	$14,280

Pre-tax return (loss) on other investments(1)	2.0%	(0.4% )	6.6%	2.6%

(1)	The pre-tax return (loss) on other investments is non-annualized and calculated by dividing total net investment income (loss) from other investments by the average month-end fair value balances held for the periods indicated.

Total net investment income from other investments increased this quarter and year-to-date over the comparable periods primarily due to an increase in allocation to hedge funds, higher total returns from both hedge funds and credit funds, as well as a stronger performance from CLO Equities. The latter was driven primarily by lower than anticipated default rates, resulting in higher cash distributions from CLO Equities than previously expected.

Equities

The increase in net investment income from equities in the current quarter and year-to-date is mainly due to an increase in our global equity holdings in 2011. We have invested an additional $285 million in equities in 2011, mainly in equity exchange traded funds (“ETFs”). These ETFs paid dividends during the quarter which, net of withholding tax, significantly increased our dividend income over the comparable periods of 2010.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
On sale of investments:
Fixed maturities and short-term investments	$42,276	$24,304	$76,491	$41,372
Equities	4,089	453	7,793	2,010

	46,365	24,757	84,284	43,382

OTTI charges recognized in earnings	(1,473)	(7,426)	(3,413)	(12,934)

Change in fair value of investment derivatives	(4,361)	2,988	(13,461)	2,830

Fair value hedges	(3,054)	4,300	211	7,517

Net realized investment gains (losses)	$37,477	$24,619	$67,621	$40,795

On sale of investments

The increase in net realized investment gains on the sale of fixed maturities for the current quarter and year-to-date relates primarily to gains on sales of corporate debt securities (including matured MTNs previously impaired), agency MBS and U.S. Treasuries as a result of rebalancing our investment portfolio.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange contracts. During 2011, we hedged primarily Canadian, Sterling, and Euro denominated securities. The net realized and unrealized losses for the quarter and year-to-date were primarily driven by our exposure to the Euro, which appreciated 8% over the U.S. Dollar during first half of 2011. These hedges did not qualify for fair value hedge accounting and accordingly, the corresponding unrealized gains on the hedged securities are recorded as part of accumulated other comprehensive income in shareholders’ equity.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net investment income	$100,018	$82,584	$210,673	$187,203
Net realized investments gains (losses)	37,477	24,619	67,621	40,795
Change in net unrealized gains/losses, net of currency hedges	62,095	51,361	40,332	136,620

Total	$199,590	$158,564	$318,626	$364,618

Average cash and investments(1)	$13,216,813	$12,098,734	$13,050,695	$11,902,925

Total return on average cash and investments, pre-tax(2)	1.5%	1.3%	2.4%	3.1%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.
(2)	Non-annualized.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	June 30, 2011		December 31, 2010
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$10,553,018	$10,758,157	$10,346,243	$10,482,897
Equities	615,452	648,264	327,207	349,254
Other investments	550,733	623,650	478,872	519,296
Short-term investments	187,601	187,601	172,719	172,719

Total investments	$11,906,804	$12,217,672	$11,325,041	$11,524,166

Cash and cash equivalents(1)	$1,066,540	$1,066,540	$1,045,355	$1,045,355

(1)	Includes restricted cash and cash equivalents of $195 million and $116 million for 2011 and 2010, respectively.

The amortized cost/cost of our total investments increased by $582 million from December 31, 2010, primarily due to investing a portion of our operating cash flows generated during the year as well as $151 million of net unsettled investment purchases at June 30, 2011.

The fair value of our total investments increased by $694 million from December 31, 2010, primarily due to net contributions to our fixed maturities and equities. A secondary contributor to the increase in fair value of our total investments was improved valuations on fixed maturities driven by the downward shift in the U.S. Treasury yield curve and the strengthening of the Euro against the U.S. Dollar.

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	June 30, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. government and agency	$1,006,603	9%	$860,120	8%
Non-U.S. government	905,671	8%	772,798	7%
Corporate debt	4,143,970	39%	4,162,908	40%
Agency RMBS	2,486,146	23%	2,593,582	25%
CMBS	420,462	4%	474,785	5%
Non-Agency RMBS	231,126	2%	244,202	2%
ABS	685,550	7%	661,843	6%
Municipals(1)	878,629	8%	712,659	7%

Total	$10,758,157	100%	$10,482,897	100%

Credit ratings:(2)
U.S. government and agency	$1,006,603	9%	$860,120	8%
AAA(3)	4,692,991	44%	4,852,558	46%
AA	1,132,893	10%	1,081,535	10%
A	2,316,727	22%	2,150,324	21%
BBB	1,152,568	11%	1,163,168	11%
Below BBB(4)	456,375	4%	375,192	4%

Total	$10,758,157	100%	$10,482,897	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.
(2)	As assigned by S&P. In the absence of an S&P rating, we used the lower rating established by either Moody’s or Fitch.
(3)	Includes U.S. government-sponsored agency RMBS.
(4)	Non-investment grade securities.

Our allocation within our fixed maturities has not changed significantly since December 31, 2010.

At June 30, 2011, fixed maturities had a weighted average credit rating of AA (2010: AA) with an approximate average duration of 3.0 years (2010: 3.2 years). When incorporating short-term investments and cash and cash equivalents into this calculation (bringing the total to $12.0 billion), the average credit rating would be AA and the average duration would be 2.7 years (2010: 2.9 years).

Gross Unrealized Losses:

At June 30, 2011, the gross unrealized losses on our fixed maturities portfolio were $56 million (2010: $114 million).

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position.

	June 30, 2011			December 31, 2010
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$2,357,818	$(31,029)	76%	$3,877,895	$(85,626)	86%
10-20%	21,266	(3,945)	10%	49,241	(9,582)	10%
20-30%	18,062	(5,106)	12%	10,642	(3,445)	3%
30-40%	1,695	(727)	2%	757	(339)	1%
40-50%	-	-	-	225	(208)	-
> 50%	-	-	-	-	-	-

Total	$2,398,841	$(40,807)	100%	$3,938,760	$(99,200)	100%

During 2011, the gross unrealized losses on our investment grade fixed maturities have decreased by $58 million, mostly in the 0-10% severity band while the securities with gross unrealized losses greater than 40% of their amortized cost remain insignificant. Further, all investment grade fixed maturities with gross unrealized losses greater than 30% of their amortized cost were reviewed as part of our OTTI process and consisted primarily of non-agency RMBS where we did not anticipate credit losses. These securities had a weighted average credit rating of AA- by S&P.

The following table provides information on the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position at June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$220,016	$(5,089)	33%	$136,714	$(2,665)	18%
10-20%	15,125	(2,290)	15%	18,245	(3,874)	26%
20-30%	18,167	(5,774)	38%	10,026	(4,160)	28%
30-40%	4,566	(2,157)	14%	7,636	(3,824)	27%
40-50%	-	-	-	6	(5)	-
> 50%	-	-	-	45	(167)	1%

Total	$257,874	$(15,310)	100%	$172,672	$(14,695)	100%

Equities

During 2011, we have increased our allocation to global equities by $285 million, mainly investing in equity exchange traded funds which are designed to track our global equity benchmark. This increased allocation provides a diversification benefit to our predominantly fixed income invested asset base.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	June 30, 2011		December 31, 2010

Funds of hedge funds	$237,331	38.1%	$235,240	45.3%
Hedge funds	224,248	36.0%	123,036	23.7%

Total hedge funds	461,579	74.1%	358,276	69.0%

Long/short credit	75,535	12.1%	82,846	16.0%
Distressed securities	23,259	3.7%	21,911	4.2%

Total credit funds	98,794	15.8%	104,757	20.2%

CLO - Equities	63,277	10.1%	56,263	10.8%

Total other investments	$623,650	100.0%	$519,296	100.0%

The increase in the fair value of our total hedge funds investment during 2011 reflects $96 million of net subscriptions and $7 million of pricing appreciation. The fair value of our credit funds remained mostly unchanged in 2011 with $5 million in improved valuations and reductions due to the collection of $11 million of cash distributions.

The increase in the fair value of the CLO – Equities since December 31, 2010, was primarily due to $24 million of improved valuations due to lower default rates than previously expected. We have not changed our significant assumptions in our discounted cash flow model. The increase in fair value was partially offset by $17 million in cash distributions received during the year.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a general discussion of our liquidity and capital resources.

The following table summarizes our consolidated capital for the periods indicated:

	June 30, 2011	December 31, 2010

Long-term debt	$994,383	$994,110

Preferred shares	500,000	500,000
Common equity	4,832,939	5,124,970

Shareholders’ equity	5,332,939	5,624,970

Total capital	$6,327,322	$6,619,080

Ratio of debt to total capital	15.7%	15.0%

Ratio of debt and preferred equity to total capital	23.6%	22.6%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength. A company with higher ratios in comparison to industry average may show weak financial strength because the cost of its debts may adversely affect results of operations and/or increase its default risk. Although our net loss for the six months ended June 30, 2011 depleted a portion of our capital base, we believe that our financial flexibility remains strong.

During the six months ended June 30, 2011, our common equity decreased by $292 million. The following table reconciles our opening and closing common equity positions:

Six months ended June 30,	2011

Common equity - opening	$5,124,970
Net loss	(264,254)
Change in unrealized appreciation on available for sale investments, net of tax	37,170
Share repurchases	(14,810)
Common share dividends	(61,521)
Preferred share dividends	(18,438)
Share-based compensation	20,059
Foreign currency translation adjustment and other	9,763

Common equity - closing	$4,832,939

As previously discussed, we recognized $702 million of net losses (net of related reinstatement premiums) related to significant catastrophe events during the first six months of 2011. There is significant uncertainty associated with our estimate of net losses in relation to these events, as detailed in the “Underwriting Results – Group’ section of this report, as well as the timing of the associated cash outflows. We expect that this will result in an increase in our net paid losses in future quarters. However, we continue to anticipate that cash flows from operations and the liquidity provided by our investment portfolio will be sufficient to cover our cash outflows, including our contractual commitments, through the foreseeable future.

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

We believe that the critical accounting estimates described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 continue to describe the significant estimates and judgments included in the preparation of our Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

See Item 1, Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2011, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we have presented operating income (loss), which is a “non-GAAP financial measure” as defined in Regulation G. Operating income (loss) represents after-tax operational results without consideration of after-tax net realized investment gains (losses) and foreign exchange losses (gains). In addition, we have presented diluted operating earnings (loss) per share and operating return on average common equity (“operating ROACE”), which are derived from the non-GAAP operating income (loss) measure. These measures can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income (loss) available to common shareholders	$101,068	$204,852	$(282,692)	$316,664
Net realized investment gains, net of tax(1)	(36,583)	(24,672)	(66,725)	(40,834)
Foreign exchange (gains) losses, net of tax(2)	18,572	(27,419)	33,608	(35,998)

Operating income (loss)	$83,057	$152,761	$(315,809)	$239,832

Net income (loss) per share - diluted	$0.79	$1.51	$(2.38)	$2.28
Net realized investment gains, net of tax	(0.28)	(0.18)	(0.56)	(0.29)
Foreign exchange (gains) losses, net of tax	0.14	(0.20)	0.28	(0.26)

Operating income (loss) per share - diluted	$0.65	$1.13	$(2.66)	$1.73

Weighted average common shares and common share equivalents - diluted(3)	128,369	135,665	118,771	138,899

Average common shareholders’ equity	$4,761,260	$4,935,661	$4,978,955	$4,997,773

ROACE (annualized)	8.5%	16.6%	(11.4% )	12.7%

Operating ROACE (annualized)	7.0%	12.4%	(12.7% )	9.6%

(1)	Tax (cost) benefit of ($894) and $53 for the three months ended June 30, 2011 and 2010, respectively, and ($896) and $39 for the six months ended June 30, 2011 and 2010, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)	Tax (cost) benefit of ($54) and $190 for the three months ended June 30, 2011 and 2010, respectively, and ($33) and $622 for the six months ended June 30, 2011 and 2010, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)	Refer to Note 8 to the Consolidated Financial Statements for further details on the dilution calculation.

Effective April 1, 2011, we amended our definition of operating income (loss) to exclude after tax foreign exchange losses (gains). Accordingly, we have restated all prior period operating income, diluted operating earnings per share and operating return on average common equity amounts herein to reflect this change.

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This includes the presentation of “operating income (loss)”, in total and on a per share basis, and “annualized operating return on average common equity” which is based on the “operating income (loss)” measure.

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

Foreign exchange losses (gains) in our Consolidated Statements of Operations are primarily driven by the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income and foreign exchange losses (gains) realized upon the sale of these investments in net realized investments gain (losses). These unrealized and realized foreign exchange rate movements generally offset a large portion of the foreign exchange losses (gains) reported separately in earnings, thereby minimizing the impact of foreign exchange rate movements on total shareholders’ equity. As such, the Statement of Operations foreign exchange losses (gains) in isolation are not a fair representation of the performance of our business.

In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (losses) and foreign exchange losses (gains) to understand the profitability of recurring sources of income.

We believe that showing net income available to common shareholders exclusive of net realized gains (losses) and foreign exchange losses (gains) reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude realized gains (losses) and foreign exchange losses (gains) from their analyses for the same reasons.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to Item 7A included in our 2010 Form 10-K. There have been no material changes to this item since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We continued to believe that the lawsuit was completely without merit and on that basis vigorously defended the filed action. However, for the sole purpose of avoiding additional litigation costs, we reached an agreement in principle with plaintiffs during the first quarter of 2011 to settle all claims and causes of action in this matter for an immaterial amount. On June 27, 2011, the District Court preliminarily approved the terms and conditions of the settlement.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended June 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
April 1-30, 2011	5,111	$35.35	–	$ 593.4 million
May 1-31, 2011	1,525	$33.02	–	$ 593.4 million
June 1-30, 2011	1,629	$31.96	–	$ 593.4 million
Total	8,265		–	$ 593.4 million
(a)	Share repurchases relating to tax withholdings upon vesting of restricted stock awards are excluded from our share repurchase plan.
(b)	On September 24, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $750 million of our common shares until December 31, 2012. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	Amendment No. 1 to Employment Agreement by and between AXIS Specialty Limited and William A. Fischer dated June 6, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Dated: August 4, 2011

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ ALBERT BENCHIMOL
Albert Benchimol
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)