Form 10-Q
period 2011-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2011-11-02
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒  Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of October 25, 2011, there were 130,597,547 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2011: $10,641,187; 2010: $10,346,243)	$10,736,729	$10,482,897
Equity securities, available for sale, at fair value (Cost 2011: $634,268; 2010: $327,207)	567,881	349,254
Other investments, at fair value	643,270	519,296
Short-term investments, at amortized cost	149,136	172,719

Total investments	12,097,016	11,524,166
Cash and cash equivalents	935,216	929,515
Restricted cash and cash equivalents	265,821	115,840
Accrued interest receivable	95,320	96,364
Insurance and reinsurance premium balances receivable	1,665,636	1,343,665
Reinsurance recoverable on unpaid and paid losses	1,759,017	1,577,547
Deferred acquisition costs	477,403	359,300
Prepaid reinsurance premiums	239,769	221,396
Receivable for investments sold	86,932	-
Goodwill and intangible assets	98,260	103,231
Other assets	223,540	174,707

Total assets	$17,943,930	$16,445,731

Liabilities
Reserve for losses and loss expenses	$8,334,841	$7,032,375
Unearned premiums	2,805,620	2,333,676
Insurance and reinsurance balances payable	179,081	164,927
Senior notes	994,523	994,110
Other liabilities	144,771	275,422
Payable for investments purchased	127,989	20,251

Total liabilities	12,586,825	10,820,761

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2011: 169,099; 2010: 154,912 shares issued and 2011: 126,141; 2010: 112,393 shares outstanding)	2,112	1,934
Additional paid-in capital	2,095,727	2,059,708
Accumulated other comprehensive income	50,932	176,821
Retained earnings	4,105,216	4,267,608
Treasury shares, at cost (2011: 42,958; 2010: 42,519 shares)	(1,396,882)	(1,381,101)

Total shareholders’ equity	5,357,105	5,624,970

Total liabilities and shareholders’ equity	$17,943,930	$16,445,731

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three months ended		Nine months ended
	2011	2010	2011	2010
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$839,992	$758,873	$2,468,207	$2,190,092
Net investment income	49,396	111,800	260,068	299,004
Other insurance related income	1,156	884	2,047	1,727
Net realized investment gains:
Other-than-temporary impairment (OTTI) losses	(9,643)	(2,091)	(13,271)	(16,581)
Non-credit portion of OTTI losses during the period	370	(272)	585	1,284
Other realized investment gains	66,830	78,894	137,863	132,622

Total net realized investment gains	57,557	76,531	125,177	117,325

Total revenues	948,101	948,088	2,855,499	2,608,148

Expenses
Net losses and loss expenses	506,839	422,154	2,091,598	1,293,787
Acquisition costs	146,836	123,788	430,097	364,614
General and administrative expenses	114,537	103,435	349,162	309,266
Foreign exchange losses (gains)	(60,830)	24,961	(27,254)	(10,415)
Interest expense and financing costs	15,677	15,800	46,982	40,185

Total expenses	723,059	690,138	2,890,585	1,997,437

Income (loss) before income taxes	225,042	257,950	(35,086)	610,711
Income tax expense	3,765	9,890	7,892	27,550

Net income (loss)	221,277	248,060	(42,978)	583,161

Preferred share dividends	9,219	9,218	27,656	27,656

Net income (loss) available to common shareholders	$212,058	$238,842	$(70,634)	$555,505

Per share data
Net income (loss) per common share:
Basic net income (loss)	$1.68	$1.99	$(0.58)	$4.50
Diluted net income (loss)	$1.66	$1.78	$(0.58)	$4.04
Weighted average number of common shares outstanding - basic	125,971	120,091	121,197	123,320
Weighted average number of common shares outstanding - diluted	128,002	134,406	121,197	137,382
Cash dividends declared per common share	$0.23	$0.21	$0.69	$0.63

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three months ended		Nine months ended
	2011	2010	2011	2010
	(in thousands)

Net income (loss)	$221,277	$248,060	$(42,978)	$583,161

Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	(112,467)	231,879	4,238	401,468
Non-credit portion of OTTI losses recognized during the period	(240)	272	(455)	(1,284)
Adjustment for re-classification of realized investment gains and OTTI losses recognized in net income	(43,097)	(84,255)	(122,417)	(114,473)
Foreign currency translation adjustment	(11,397)	1,873	(7,255)	281

Total other comprehensive income (loss), net of tax	(167,201)	149,769	(125,889)	285,992

Comprehensive income (loss)	$54,076	$397,829	$(168,867)	$869,153

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
	(in thousands)
Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,934	1,903
Shares issued	178	28

Balance at end of period	2,112	1,931

Additional paid-in capital
Balance at beginning of period	2,059,708	2,014,815
Shares issued	1,791	580
Stock options exercised	4,645	3,851
Share-based compensation expense	29,583	27,051

Balance at end of period	2,095,727	2,046,297

Accumulated other comprehensive income
Balance at beginning of period	176,821	85,633
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	161,802	87,438
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(118,179)	286,995
Non-credit portion of OTTI losses recognized during the period	(455)	(1,284)

Balance at end of period	43,168	373,149

Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	16,829	803
Foreign currency translation adjustments	(7,255)	281

Balance at end of period	9,574	1,084

Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(1,810)	(2,608)
Net actuarial gain (loss)	-	-

Balance at end of period	(1,810)	(2,608)

Balance at end of period	50,932	371,625

Retained earnings
Balance at beginning of period	4,267,608	3,569,411
Net income (loss)	(42,978)	583,161
Series A and B preferred share dividends	(27,656)	(27,656)
Common share dividends	(91,758)	(91,898)

Balance at end of period	4,105,216	4,033,018

Treasury shares, at cost
Balance at beginning of period	(1,381,101)	(671,518)
Shares repurchased for treasury	(15,781)	(432,415)

Balance at end of period	(1,396,882)	(1,103,933)

Total shareholders’ equity	$5,357,105	$5,848,938

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(42,978)	$583,161
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(125,177)	(117,325)
Net realized and unrealized gains of other investments	(5,890)	(38,476)
Amortization of fixed maturities	65,015	40,004
Other amortization and depreciation	12,245	10,081
Share-based compensation expense	29,583	27,051
Changes in:
Accrued interest receivable	1,044	(3,199)
Reinsurance recoverable balances	(181,469)	(127,440)
Deferred acquisition costs	(118,104)	(100,567)
Prepaid reinsurance premiums	(18,373)	67,035
Reserve for loss and loss expenses	1,302,466	370,395
Unearned premiums	471,944	404,842
Insurance and reinsurance balances, net	(307,816)	(294,096)
Other items	(90,857)	45,454

Net cash provided by operating activities	991,633	866,920

Cash flows from investing activities:
Purchases of:
Fixed maturities	(12,135,839)	(9,297,089)
Equity securities	(461,103)	(96,209)
Other investments	(180,000)	(45,000)
Short-term investments	(598,997)	(392,794)
Proceeds from the sale of:
Fixed maturities	10,855,038	7,975,262
Equity securities	123,636	48,970
Other investments	61,916	120,680
Short-term investments	491,682	299,913
Proceeds from redemption of fixed maturities	1,114,611	829,109
Proceeds from redemption of short-term investments	125,641	95,647
Purchase of other assets	(18,909)	(11,977)
Change in restricted cash and cash equivalents	(149,981)	(72,089)

Net cash used in investing activities	(772,305)	(545,577)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	-	494,870
Repurchase of shares	(15,781)	(432,415)
Dividends paid - common shares	(176,274)	(83,090)
Dividends paid - preferred shares	(27,656)	(27,656)
Proceeds from issuance of common shares	6,614	4,459

Net cash used in financing activities	(213,097)	(43,832)

Effect of exchange rate changes on foreign currency cash	(530)	(8,261)

Increase in cash and cash equivalents	5,701	269,250
Cash and cash equivalents - beginning of period	929,515	788,614

Cash and cash equivalents - end of period	$935,216	$1,057,864

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at September 30, 2011 and the consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the periods ended September 30, 2011 and 2010 have not been audited. The balance sheet at December 31, 2010 is derived from our audited financial statements.

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

Comprehensive Income

Effective July 1, 2011, we retrospectively adopted FASB guidance revising the manner in which entities present comprehensive income in their financial statements. The amended guidance eliminated the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. Components of comprehensive income may be reported in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. As the new guidance did not change the items that constitute net income and/or other comprehensive income, the timing of reclassifications from other comprehensive income to net income or the earnings per share computation, its adoption did not impact our results of operations, financial condition or liquidity.

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

financial condition or liquidity.

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

Goodwill

In September 2011, the FASB issued new guidance providing entities with the option to perform a qualitative assessment prior to calculating the estimated fair value of a reporting unit, the first step of the required annual goodwill impairment test. Entities able to qualitatively conclude that the fair value of a reporting unit more likely than not (a likelihood of more than 50%) exceeds its carrying amount can bypass the existing requirement to perform the quantitative annual impairment test. This guidance will become effective at January 1, 2012, with early adoption permitted. This new guidance does not change how an entity measures a goodwill impairment loss; thus, the adoption of this guidance will not impact our results of operations, financial condition or liquidity.

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

The following tables summarize the underwriting results of our reportable segments for the periods indicated and the carrying values of goodwill and intangible assets at September 30, 2011 and 2010:

	2011			2010
Three months ended September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$493,460	$341,596	$835,056	$433,550	$317,137	$750,687
Net premiums written	331,857	341,596	673,453	309,277	317,045	626,322
Net premiums earned	370,520	469,472	839,992	320,184	438,689	758,873
Other insurance related income	1,156	-	1,156	884	-	884
Net losses and loss expenses	(207,403)	(299,436)	(506,839)	(150,860)	(271,294)	(422,154)
Acquisition costs	(51,753)	(95,083)	(146,836)	(38,962)	(84,826)	(123,788)
General and administrative expenses	(72,005)	(25,439)	(97,444)	(64,147)	(22,292)	(86,439)

Underwriting income	$40,515	$49,514	90,029	$67,099	$60,277	127,376

Corporate expenses			(17,093)			(16,996)
Net investment income			49,396			111,800
Net realized investment gains			57,557			76,531
Foreign exchange (losses) gains			60,830			(24,961)
Interest expense and financing costs			(15,677)			(15,800)

Income before income taxes			$225,042			$257,950

Net loss and loss expense ratio	56.0%	63.8%	60.3%	47.1%	61.8%	55.6%
Acquisition cost ratio	14.0%	20.3%	17.5%	12.2%	19.4%	16.3%
General and administrative expense ratio	19.4%	5.4%	13.7%	20.0%	5.1%	13.7%

Combined ratio	89.4%	89.5%	91.5%	79.3%	86.3%	85.6%

Goodwill and intangible assets	$98,260	$-	$98,260	$89,744	$-	$89,744

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2011			2010
Nine months ended September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,600,548	$1,829,101	$3,429,649	$1,419,372	$1,696,389	$3,115,761
Net premiums written	1,116,222	1,808,150	2,924,372	982,969	1,675,927	2,658,896
Net premiums earned	1,058,042	1,410,165	2,468,207	878,117	1,311,975	2,190,092
Other insurance related income	2,047	-	2,047	1,727	-	1,727
Net losses and loss expenses	(692,255)	(1,399,343)	(2,091,598)	(437,057)	(856,730)	(1,293,787)
Acquisition costs	(145,075)	(285,022)	(430,097)	(110,670)	(253,944)	(364,614)
General and administrative expenses	(209,960)	(80,900)	(290,860)	(189,802)	(66,960)	(256,762)

Underwriting income (loss)	$12,799	$(355,100)	(342,301)	$142,315	$134,341	276,656

Corporate expenses			(58,302)			(52,504)
Net investment income			260,068			299,004
Net realized investment gains			125,177			117,325
Foreign exchange gains			27,254			10,415
Interest expense and financing costs			(46,982)			(40,185)

Income (loss) before income taxes			$(35,086)			$610,711

Net loss and loss expense ratio	65.4%	99.2%	84.7%	49.8%	65.3%	59.1%
Acquisition cost ratio	13.7%	20.2%	17.4%	12.6%	19.4%	16.6%
General and administrative expense ratio	19.9%	5.8%	14.2%	21.6%	5.1%	14.1%

Combined ratio	99.0%	125.2%	116.3%	84.0%	89.8%	89.8%

Goodwill and intangible assets	$98,260	$-	$98,260	$89,744	$-	$89,744

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At September 30, 2011
Fixed maturities
U.S. government and agency	$1,103,869	$6,856	$(1,282)	$1,109,443	$-
Non-U.S. government	1,015,795	7,061	(22,278)	1,000,578	-
Corporate debt	3,716,760	78,168	(74,828)	3,720,100	-
Agency RMBS(1)	2,538,293	73,876	(1,100)	2,611,069	-
CMBS(2)	273,278	10,987	(1,105)	283,160	-
Non-Agency RMBS	186,480	1,509	(11,203)	176,786	(874)
ABS(3)	643,332	9,046	(13,836)	638,542	-
Municipals(4)	1,163,380	35,894	(2,223)	1,197,051	-

Total fixed maturities	$10,641,187	$223,397	$(127,855)	$10,736,729	$(874)

Equity securities	$634,268	$11,703	$(78,090)	$567,881

At December 31, 2010
Fixed maturities
U.S. government and agency	$856,711	$7,101	$(3,692)	$860,120	$-
Non-U.S. government	777,236	9,321	(13,759)	772,798	-
Corporate debt	4,054,048	144,956	(36,096)	4,162,908	-
Agency RMBS	2,571,124	43,160	(20,702)	2,593,582	-
CMBS	454,288	21,998	(1,501)	474,785	-
Non-Agency RMBS	252,460	3,287	(11,545)	244,202	(7,443)
ABS	668,037	8,856	(15,050)	661,843	(1,275)
Municipals	712,339	11,870	(11,550)	712,659	(350)

Total fixed maturities	$10,346,243	$250,549	$(113,895)	$10,482,897	$(9,068)

Equity securities	$327,207	$26,761	$(4,714)	$349,254

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.
(2)	Commercial mortgage-backed securities (CMBS).
(3)	Asset-backed securities (ABS) include debt tranched securities collateralized primarily by auto loans, student loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs).
(4)	Municipals include bonds issued by states, municipalities and political subdivisions.
(5)	Represents the non-credit component of the other-than-temporary impairment (OTTI) losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

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

	Amortized Cost	Fair Value	% of Total Fair Value

At September 30, 2011
Maturity
Due in one year or less	$454,659	$454,403	4.2%
Due after one year through five years	4,687,362	4,672,568	43.6%
Due after five years through ten years	1,694,606	1,734,473	16.2%
Due after ten years	163,177	165,728	1.5%

	6,999,804	7,027,172	65.5%
Agency RMBS	2,538,293	2,611,069	24.3%
CMBS	273,278	283,160	2.6%
Non-Agency RMBS	186,480	176,786	1.7%
ABS	643,332	638,542	5.9%

Total	$10,641,187	$10,736,729	100.0%

At December 31, 2010
Maturity
Due in one year or less	$476,807	$489,190	4.7%
Due after one year through five years	4,096,477	4,144,144	39.5%
Due after five years through ten years	1,605,419	1,655,061	15.8%
Due after ten years	221,631	220,090	2.1%

	6,400,334	6,508,485	62.1%
Agency RMBS	2,571,124	2,593,582	24.7%
CMBS	454,288	474,785	4.5%
Non-Agency RMBS	252,460	244,202	2.4%
ABS	668,037	661,843	6.3%

Total	$10,346,243	$10,482,897	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At September 30, 2011
Fixed maturities
U.S. government and agency	$-	$-	$621,060	$(1,282)	$621,060	$(1,282)
Non-U.S. government	-	-	669,817	(22,278)	669,817	(22,278)
Corporate debt	49,282	(2,530)	1,759,460	(72,298)	1,808,742	(74,828)
Agency RMBS	-	-	284,510	(1,100)	284,510	(1,100)
CMBS	20,237	(585)	41,834	(520)	62,071	(1,105)
Non-Agency RMBS	43,727	(7,382)	93,518	(3,821)	137,245	(11,203)
ABS	47,099	(9,752)	206,310	(4,084)	253,409	(13,836)
Municipals	7,269	(1,469)	109,084	(754)	116,353	(2,223)

Total fixed maturities	$167,614	$(21,718)	$3,785,593	$(106,137)	$3,953,207	$(127,855)

Equity securities	$3,022	$(990)	$460,598	$(77,100)	$463,620	$(78,090)

At December 31, 2010
Fixed maturities
U.S. government and agency	$-	$-	$453,207	$(3,692)	$453,207	$(3,692)
Non-U.S. government	83,572	(6,062)	302,431	(7,697)	386,003	(13,759)
Corporate debt	160,161	(13,123)	1,087,683	(22,973)	1,247,844	(36,096)
Agency RMBS	735	(42)	1,308,690	(20,660)	1,309,425	(20,702)
CMBS	1,164	(59)	48,701	(1,442)	49,865	(1,501)
Non-Agency RMBS	100,074	(10,030)	57,095	(1,515)	157,169	(11,545)
ABS	40,617	(12,871)	155,491	(2,179)	196,108	(15,050)
Municipals	23,681	(3,118)	288,130	(8,432)	311,811	(11,550)

Total fixed maturities	$410,004	$(45,305)	$3,701,428	$(68,590)	$4,111,432	$(113,895)

Equity securities	$4,347	$(601)	$122,317	$(4,113)	$126,664	$(4,714)

Fixed Maturities

At September 30, 2011, 1,017 fixed maturities (2010: 1,150) were in an unrealized loss position of $128 million (2010: $114 million) of which $26 million (2010: $15 million) of this balance was related to securities below investment grade or not rated.

At September 30, 2011, 123 (2010: 206) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $168 million (2010: $410 million). These securities were primarily ABS and non-agency RMBS with a weighted average credit rating of BBB and BB+, respectively. We concluded that these securities, as well as the remaining securities in an unrealized loss position, are temporarily depressed and are expected to recover in value as the securities approach maturity. Further, at September 30, 2011, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At September 30, 2011, 153 securities (2010: 71) were in an unrealized loss position of $78 million (2010: $5 million).

At September 30, 2011, 9 (2010: 12) securities have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $3 million (2010: $4 million). Based on our OTTI quarterly review process and our ability and intent to hold these securities for

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at September 30, 2011 and December 31, 2010.

b)	Other Investments

The table below shows our portfolio of other investments reported at fair value:

	September 30, 2011		December 31, 2010

Hedge funds	$267,055	42%	$123,036	24%
Funds of hedge funds	230,187	36%	235,240	45%
Long/short credit funds	66,823	10%	82,846	16%
Distressed securities	20,563	3%	21,911	4%
CLO - equity tranched securities	58,642	9%	56,263	11%

Total other investments	$643,270	100%	$519,296	100%

The major categories and related investment strategies for our investments in hedge and credit funds are as follows:

Types of funds	Investment Strategy

Funds of hedge funds	Seek to achieve attractive risk-adjusted returns by investing in a large pool of hedge funds across a diversified range of hedge fund strategies.

Hedge funds	Seek to achieve attractive risk-adjusted returns primarily through multi-strategy and long/short equity approaches. Multi-strategy funds invest in a variety of asset classes on a long and short basis and may employ leverage. Long/short equity funds invest primarily in equity securities (or derivatives) on a long and short basis and may employ leverage.

Long/short credit funds	Seek to achieve attractive risk-adjusted returns by executing a credit trading strategy involving selecting long and short positions in primarily below investment-grade credit.

Distressed securities	Seek to achieve attractive risk-adjusted returns by executing a strategy which assesses the issuer’s ability to improve its operations and often attempts to influence the process by which the issuer restructures its debt.

In aggregate, 95% of our hedge funds (including funds of hedge funds) are redeemable within one year and 100% within three years, subject to prior written redemption notice varying from 45 to 95 days. This includes recognition of certain funds we hold which restrict new investor redemptions during a lock-up period. A lock-up period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. Another common restriction is the suspension of redemptions (known as “gates”) which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets or to prevent certain adverse regulatory, or any other reasons that may render the manager unable to promptly and accurately calculate the fund’s net asset value. During the nine months ended September 30, 2011, no gates were imposed on our redemption requests. Additionally, certain hedge funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a designated account. Generally, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. At September 30, 2011, the fair value of our hedge funds held in side-pockets was $3 million (2010: $4 million). At September 30, 2011 and December 31, 2010, redemptions receivable were insignificant.

At September 30, 2011, we had $31 million (2010: $46 million) of a long/short credit fund that we do not have the ability to liquidate at our own discretion as the fund is beyond its investment period and is currently distributing capital to its investors. Of the remaining credit fund holdings (long/short credit and distressed securities), 30% (2010: 32%) of the carrying value has annual or semi-annual liquidity and 70%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

(2010: 68%) has quarterly liquidity, subject to prior written redemption notice varying from 65 to 95 days. At September 30, 2011 and December 31, 2010, none of our credit funds had established side-pockets.

At September 30, 2011, we have no unfunded commitments relating to our investments in hedge and credit funds.

c)	Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Fixed maturities	$81,900	$89,580	$259,683	$267,471
Equities	2,079	917	6,977	2,837
Other investments	(30,376)	25,094	6,732	39,374
Cash and cash equivalents	1,148	1,517	4,803	4,241
Short-term investments	302	308	1,161	735

Gross investment income	55,053	117,416	279,356	314,658
Investment expenses	(5,657)	(5,616)	(19,288)	(15,654)

Net investment income	$49,396	$111,800	$260,068	$299,004

d)	Net Realized Investment Gains

The following table provides an analysis of net realized investment gains:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Gross realized gains	$86,341	$105,701	$223,264	$224,661
Gross realized losses	(33,595)	(17,559)	(86,235)	(93,138)
Net OTTI recognized in earnings	(9,273)	(2,363)	(12,686)	(15,297)

Net realized gains on fixed maturities and equities	43,473	85,779	124,343	116,226

Change in fair value of investment derivatives(1)	18,825	(6,333)	5,364	(3,503)

Fair value hedges(1)	(4,741)	(2,915)	(4,530)	4,602

Net realized investment gains	$57,557	$76,531	$125,177	$117,325

(1) Refer to Note 6 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Fixed maturities:
Corporate debt	$928	$-	$1,954	$1,650
CMBS	-	88	-	413
Non-Agency RMBS	347	772	717	4,715
ABS	-	-	61	1,126
Municipals	-	-	483	19

	1,275	860	3,215	7,923

Equities	7,998	1,503	9,471	7,374

Total OTTI recognized in earnings	$9,273	$2,363	$12,686	$15,297

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Balance at beginning of period	$1,894	$146,963	$57,498	$162,390
Credit impairments recognized on securities not previously impaired	448	167	448	1,355
Additional credit impairments recognized on securities previously impaired	-	1,396	(96)	2,173
Change in timing of future cash flows on securities previously impaired	-	(141)	(5)	(116)
Intent to sell of securities previously impaired	-	(764)	-	(829)
Securities sold/redeemed/matured	(30)	(44,682)	(55,533)	(62,034)

Balance at end of period	$2,312	$102,939	$2,312	$102,939

4.	FAIR VALUE MEASUREMENTS

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

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our corporate debt securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3 and consisted of private corporate debt securities at September 30, 2011.

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

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loan receivables, credit card receivables, and CLO debt tranched securities originated by a variety of financial institutions. Similar to MBS, the fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

quotes from broker-dealers or use of an internal cash flow model (income approach) to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly.

At September 30, 2011, we continue to use our internal cash flow model to estimate the fair value of our investment in CLO debt tranched securities (CLO Debt) given the lack of observable, relevant market trades. During the current quarter, we modified our valuation model to place more weight on the current implied credit spreads for similar securities rather than the underlying contractual cash flows of the respective CLO Debt. This change did not result in a significant change in the valuation for our CLO Debt for the current quarter. While the pricing from our valuation model is significantly driven by the current implied yields for similar debt securities, these yields are based on observable offer prices due to the lack of observable market trades. Accordingly, we continue to classify these securities within Level 3 in the fair value hierarchy table below.

Municipals

Our municipal portfolio comprises bonds issued by U.S. states, municipalities and political subdivisions. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

Equity Securities

Equity securities include U.S. and foreign common stocks, equity exchange traded funds (“ETFs”) and a foreign bond mutual fund. For common stocks and ETFs, we classified these within Level 1 as their fair values are based on unadjusted quoted market prices in active markets. Our investment in the foreign bond mutual fund has daily liquidity, with redemption based on the net asset value of the fund. Accordingly, we have classified this investment as Level 2.

Other Investments

As a practical expedient, we estimate fair values for hedge and credit funds using net asset values as advised by external fund managers or third party administrators. As our investment in hedge and credit funds have redemption restrictions (see Note 3 for further details), we have classified these investments as Level 3.

CLO Equities are classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (internal discounted cash flow model) due to the lack of observable, relevant trades in the secondary markets. At September 30, 2011, we have not changed our significant inputs (default rates, loss severity rate and estimated maturity dates) in our valuation model since December 31, 2010.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At September 30, 2011
Assets
Fixed maturities
U.S. government and agency	$839,376	$270,067	$-	$1,109,443
Non-U.S. government	-	1,000,578	-	1,000,578
Corporate debt	-	3,718,550	1,550	3,720,100
Agency RMBS	-	2,611,069	-	2,611,069
CMBS	-	283,160	-	283,160
Non-Agency RMBS	-	167,656	9,130	176,786
ABS	-	590,305	48,237	638,542
Municipals	-	1,197,051	-	1,197,051

	839,376	9,838,436	58,917	10,736,729
Equity securities	488,646	79,235	-	567,881
Other investments	-	-	643,270	643,270
Other assets (see Note 6)	-	40,163	-	40,163

Total	$1,328,022	$9,957,834	$702,187	$11,988,043

Liabilities
Other liabilities (see Note 6)	$-	$11,447	$-	$11,447

At December 31, 2010
Assets
Fixed maturities
U.S. government and agency	$588,281	$271,839	$-	$860,120
Non-U.S. government	-	772,798	-	772,798
Corporate debt	-	4,161,358	1,550	4,162,908
Agency RMBS	-	2,593,582	-	2,593,582
CMBS	-	474,785	-	474,785
Non-Agency RMBS	-	224,524	19,678	244,202
ABS	-	618,665	43,178	661,843
Municipals	-	712,659	-	712,659

	588,281	9,830,210	64,406	10,482,897
Equity securities	271,451	77,803	-	349,254
Other investments	-	-	519,296	519,296
Other assets (see Note 6)	-	6,641	-	6,641

Total	$859,732	$9,914,654	$583,702	$11,358,088

Liabilities
Other liabilities (see Note 6)	$-	$14,986	$-	$14,986

During 2011 and 2010, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 financial instruments

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Fixed Maturities
	Corporate Debt	CMBS	Non-Agency RMBS	ABS	Total	Other Investments	Total Assets

Three months ended September 30, 2011
Balance at beginning of period	$1,550	$-	$11,268	$44,733	$57,551	$623,650	$681,201
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	4,758	4,758
Total net realized and unrealized losses included in net income(1)	-	-	-	-	-	(35,410)	(35,410)
Change in net unrealized gains included in other comprehensive income	-	-	37	2,769	2,806	-	2,806
Change in net unrealized losses included in other comprehensive income	-	-	(40)	(558)	(598)	-	(598)
Purchases	-	-	-	-	-	60,000	60,000
Sales	-	-	-	-	-	(729)	(729)
Settlements / distributions	-	-	(610)	-	(610)	(8,999)	(9,609)
Transfers into Level 3	-	-	-	1,293	1,293	-	1,293
Transfers out of Level 3	-	-	(1,525)	-	(1,525)	-	(1,525)

Balance at end of period	$1,550	$-	$9,130	$48,237	$58,917	$643,270	$702,187

Level 3 gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to those assets held at the reporting date	$-	$-	$-	$-	$-	$(30,376)	$(30,376)

Nine months ended September 30, 2011
Balance at beginning of period	$1,550	$-	$19,678	$43,178	$64,406	$519,296	$583,702
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	47,598	47,598
Total net realized and unrealized losses included in net income(1)	-	-	-	-	-	(41,709)	(41,709)
Change in net unrealized gains included in other comprehensive income	-	-	124	4,624	4,748	-	4,748
Change in net unrealized losses included in other comprehensive income	-	-	(55)	(858)	(913)	-	(913)
Purchases	-	-	-	-	-	180,000	180,000
Sales	-	-	-	-	-	(24,923)	(24,923)
Settlements / distributions	-	-	(1,583)	-	(1,583)	(36,992)	(38,575)
Transfers into Level 3	-	-	-	1,293	1,293	-	1,293
Transfers out of Level 3	-	-	(9,034)	-	(9,034)	-	(9,034)

Balance at end of period	$1,550	$-	$9,130	$48,237	$58,917	$643,270	$702,187

Level 3 gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to those assets held at the reporting date	$-	$-	$-	$-	$-	$6,732	$6,732

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Fixed Maturities
	Corporate Debt	CMBS	Non- Agency RMBS	ABS	Total	Other Investments	Total Assets

Three months ended September 30, 2010
Balance at beginning of period	$3,100	$3,600	$2,973	$46,816	$56,489	$496,087	$552,576
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	23,469	23,469
Total net realized and unrealized losses included in net income(1)	-	-	-	-	-	-	-
Change in net unrealized gains included in other comprehensive income	-	180	92	-	272	-	272
Change in net unrealized losses included in other comprehensive income	-	-	(7)	(47)	(54)	-	(54)
Purchases	-	-	-	-	-	25,000	25,000
Sales	-	-	-	-	-	(3,588)	(3,588)
Settlements / distributions	-	-	(207)	(356)	(563)	(7,896)	(8,459)
Transfers into Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	-	(3,780)	(2,851)	(4,190)	(10,821)	-	(10,821)

Balance at end of period	$3,100	$-	$-	$42,223	$45,323	$533,072	$578,395

Level 3 gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to those assets and liabilities held at the reporting date	$-	$-	$-	$-	$-	$23,469	$23,469

Nine months ended September 30, 2010
Balance at beginning of period	$18,130	$2,409	$6,639	$43,585	$70,763	$520,188	$590,951
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	35,818	35,818
Total net realized and unrealized losses included in net income(1)	(1,550)	(119)	(581)	(1,134)	(3,384)	-	(3,384)
Change in net unrealized gains included in other comprehensive income	3,751	1,273	1,238	2,406	8,668	-	8,668
Change in net unrealized losses included in other comprehensive income	(34)	(238)	(27)	(71)	(370)	-	(370)
Purchases	-	3,474	-	4,000	7,474	45,000	52,474
Sales	(12)	(206)	(211)	(2,004)	(2,433)	(47,992)	(50,425)
Settlements / distributions	-	(694)	(692)	(369)	(1,755)	(19,942)	(21,697)
Transfers into Level 3	-	-	780	-	780	-	780
Transfers out of Level 3	(17,185)	(5,899)	(7,146)	(4,190)	(34,420)	-	(34,420)

Balance at end of period	$3,100	$-	$-	$42,223	$45,323	$533,072	$578,395

Level 3 gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to those assets and liabilities held at the reporting date	$(1,550)	$-	$-	$-	$(1,550)	$35,818	$34,268

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income. Losses on other liabilities are included in other insurance related income (loss).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made in 2010 and 2011 were due to a reduction in the volume of recently executed transactions or a lack of available quotes from pricing vendors and broker-dealers. None of the transfers were as a result of changes in valuation methodology that we made.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made in 2010 and 2011 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers as a result of the return of liquidity in the credit markets.

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at September 30, 2011, and December 31, 2010 approximated their fair values with the exception of senior notes. At September 30, 2011, the senior notes are recorded at amortized cost with a carrying value of $994 million (2010: $994 million) and have a fair value of $1,046 million (2010: $1,018 million).

5.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Nine months ended September 30,	2011	2010

Gross reserve for losses and loss expenses, beginning of period	$7,032,375	$6,564,133
Less reinsurance recoverable on unpaid losses, beginning of period	(1,540,633)	(1,381,058)

Net reserve for losses and loss expenses, beginning of period	5,491,742	5,183,075

Net incurred losses related to:
Current year	2,271,284	1,525,564
Prior years	(179,686)	(231,777)

	2,091,598	1,293,787

Net paid losses related to:
Current year	(285,137)	(207,922)
Prior years	(700,522)	(835,972)

	(985,659)	(1,043,894)

Foreign exchange and other	(3,949)	(23,208)

Net reserve for losses and loss expenses, end of period	6,593,732	5,409,760
Reinsurance recoverable on unpaid losses, end of period	1,741,109	1,524,768

Gross reserve for losses and loss expenses, end of period	$8,334,841	$6,934,528

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. During the nine months ended September 30, 2011, we recognized net loss and loss expenses of $396 million and $188 million, respectively, in relation to the Christchurch, New Zealand earthquake (including the June aftershock) and the Japanese earthquake and tsunami. During the nine months ended September 30, 2010, we recognized net loss and loss expenses of $130 million and $85 million, respectively, in relation to the Chilean earthquake and the September New Zealand earthquake.

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

At the time of this report, conditions in New Zealand continue to evolve and significant loss adjustment work remains ongoing; this increases the inherent level of management judgment required to arrive at our estimates of net losses and the associated uncertainty for each of the New Zealand events. In addition, it is expected that there will be some difficulty allocating individual losses amongst the three New Zealand events.

Given the factors noted above, our actual losses for any of the New Zealand events and/or the Japanese earthquake and tsunami may ultimately differ materially from our current estimates.

In addition to factors noted for New Zealand above, uncertainties associated with the Japanese earthquake and tsunami may include, but are not limited to, the magnitude of the event and associated damage, uncertainties about the extent and nature of damages and corresponding coverages (including business interruption and contingent business interruption coverages), the ultimate size of losses to be assumed by Japan’s cooperative mutuals and limitations associated with modeled losses.

Net losses and loss expenses incurred include net favorable prior year reserve development of $180 million and $232 million for the nine months ended September 30, 2011 and 2010, respectively. Prior year reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years.

The following table summarizes net favorable reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Insurance	$32,594	$27,823	$74,076	$83,732
Reinsurance	45,837	43,884	105,610	148,045

Total	$78,431	$71,707	$179,686	$231,777

Overall, a large portion of the net favorable prior period reserve development in both 2011 and 2010 was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short-tail exposures, contributed 58% and 44% of the total net favorable reserve development in the third quarters of 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, these short-tail lines contributed 62% and 52%, respectively, of the total net favorable reserve development. The favorable development on these lines of business primarily reflected the recognition of better than expected loss emergence.

Approximately $31 million and $25 million of the net favorable reserve development in the third quarter of 2011 and 2010, respectively, was generated from professional lines insurance and reinsurance business. For the nine months ended September 30, 2011 and 2010, our net favorable development included $68 million and $98 million in relation to this business, respectively. This favorable development was driven by increased incorporation of our own historical claims experience into our estimation of ultimate loss ratios for accident years 2008 and prior, with less weighting being given to information derived from industry benchmarks.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

	September 30, 2011			December 31, 2010
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Fair value hedges
Foreign exchange contracts	$522,480	$8,512	$-	$612,845	$-	$13,748

Derivatives not designated as hedges
Relating to investment portfolio:
Foreign exchange contracts	279,910	10,590	338	154,990	2,182	746

Relating to underwriting portfolio:
Currency collar options	15,312	351	-	-	-	-
Foreign exchange contracts	$858,271	20,710	11,109	$110,564	4,459	492

Total derivatives		$40,163	$11,447		$6,641	$14,986

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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

The following table provides the total impact on earnings relating to foreign exchange contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Foreign exchange contracts	$39,179	$(66,760)	$(5,997)	$25,463
Hedged investment portfolio	(43,920)	63,845	1,467	(20,861)

Hedge ineffectiveness recognized in earnings	$(4,741)	$(2,915)	$(4,530)	$4,602

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

The increase in the notional amount of investment-related derivatives since December 31, 2010 was consistent with an increase in the carrying value of Canadian, Sterling and Euro-denominated fixed maturities being hedged.

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized	Three months ended September 30,		Nine months ended September 30,
	in Income on Derivative	2011	2010	2011	2010

Derivatives not designated as hedges
Relating to investment portfolio:
Foreign exchange contracts	Net realized investment gains (losses)	$18,825	$(6,333)	$5,364	$(3,503)

Relating to underwriting portfolio:
Currency collar options	Foreign exchange gains (losses)	(2,975)	-	352	-
Foreign exchange contracts	Foreign exchange gains (losses)	(2,759)	(2,711)	18,842	4,705

Total		$13,091	$(9,044)	$24,558	$1,202

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION

Restricted Stock

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the nine months ended September 30, 2011:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	3,882	$31.95
Granted	1,783	36.29
Vested	(1,811)	34.81
Forfeited	(83)	29.51

Nonvested restricted stock - end of period	3,771	$32.71

For the three months ended September 30, 2011, we incurred share-based compensation costs of $10 million (2010: $8 million) and recorded tax benefits thereon of $1 million (2010: $2 million). For the nine months ended September 30, 2011, we incurred share-based compensation costs of $30 million (2010: $27 million) and recorded tax benefits thereon of $5 million (2010: $5 million). The total grant-date fair value of shares vested during the nine months ended September 30, 2011 was $65 million (2010: $61 million). At September 30, 2011 there were $94 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.6 years.

Options

During the nine months ended September 30, 2011, 642,112 options (2010: 413,334) were exercised with a total intrinsic value of $9 million (2010: $3 million). At September 30, 2011, 1,675,584 stock options remained outstanding and exercisable, with a weighted average exercise price of $24.67, a weighted average remaining contractual term of 2.34 years and an aggregate intrinsic value of $6 million.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic earnings (loss) per common share
Net income (loss) available to common shareholders	$212,058	$238,842	$(70,634)	$555,505

Weighted average common shares outstanding	125,971	120,091	121,197	123,320

Basic earnings (loss) per common share	$1.68	$1.99	$(0.58)	$4.50

Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$212,058	$238,842	$(70,634)	$555,505

Weighted average common shares outstanding - basic	125,971	120,091	121,197	123,320
Share equivalents:
Warrants	1,108	12,012	-	11,851
Stock compensation plans	923	2,303	-	2,211

Weighted average common shares outstanding - diluted	128,002	134,406	121,197	137,382

Diluted earnings (loss) per common share	$1.66	$1.78	$(0.58)	$4.04

For the three months ended September 30, 2011, 1,959,750 (2010: none) share equivalents were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. Due to the net loss incurred for the nine months ended September 30, 2011, all share equivalents were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the same period in 2010, there were no anti-dilutive securities.

9.	SHAREHOLDERS’ EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Shares issued, balance at beginning of period	168,737	154,549	154,912	152,465
Shares issued	362	148	14,187	2,232

Total shares issued at end of period	169,099	154,697	169,099	154,697

Treasury shares, balance at beginning of period	(42,926)	(34,295)	(42,519)	(20,325)
Shares repurchased	(32)	(444)	(439)	(14,414)

Total treasury shares at end of period	(42,958)	(34,739)	(42,958)	(34,739)

Total shares outstanding	126,141	119,958	126,141	119,958

Warrants

During the nine months ended September 30, 2011, certain of our founding shareholders exercised their warrants on a cashless basis pursuant to the terms of the applicable warrant agreements, resulting in a lower number of shares being issued than the number of warrants exercised. Accordingly, we issued 11,852,589 shares upon the exercise of 18,102,623 warrants. In connection with the

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS’ EQUITY (CONTINUED)

warrant exercise, we paid deferred dividends of $93 million to those warrant holders who chose the deferred cash option for dividends declared. At September 30, 2011, 1,725,137 warrants remain outstanding, exercisable at an average price of $10.36.

10.	COMMITMENTS AND CONTINGENCIES

a)	Legal Proceedings

Except as noted below, we are not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations. In our opinion, the eventual outcome of these legal proceedings is not expected to have a material effect on our financial condition, results of operations, cash flows or liquidity.

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

b)	Dividends for Common Shares and Preferred Shares

On September 21, 2011, our Board of Directors declared a dividend of $0.23 per common share to shareholders of record at the close of business on October 3, 2011 and payable on October 17, 2011. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on October 17, 2011 to shareholders of record at the close of business on October 3, 2011 and the Series B Preferred Share dividend is payable on December 1, 2011 to shareholders of record at the close of business on November 15, 2011.

c)	Reinsurance Purchase Commitment

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due on a quarterly basis in advance. Accordingly at September 30, 2011, we have an outstanding reinsurance purchase commitment of $74 million.

11.	INCOME TAXES

Under current law, we are not required to pay any taxes in Bermuda on income or capital gains. During 2011, we received assurance from the Minister of Finance in Bermuda extending our exemption from taxation in Bermuda (in the event of any taxes computed on income or capital gains being enacted) through March 2035.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	SUBSEQUENT EVENT

Subsequent to September 30, 2011, the remaining outstanding warrants were exercised on a cashless basis pursuant to the terms of the applicable warrant agreements, resulting in a lower number of shares being issued than the number of warrants exercised. Accordingly, we issued 1,040,894 shares upon the exercise of 1,725,137 warrants.

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

THIRD QUARTER 2011 FINANCIAL HIGHLIGHTS

Third Quarter 2011 Consolidated Results of Operations

•	Net income available to common shareholders of $212 million, or $1.68 per share basic and $1.66 diluted

•	Operating income of $95 million, or $0.74 per diluted share(1)

•	Gross premiums written of $835 million

•	Net premiums written of $673 million

•	Net premiums earned of $840 million

•	Net favorable prior year reserve development of $78 million, pre-tax

•	Estimated pre-tax net losses (net of reinstatement premiums) of $65 million combined for Hurricane Irene, Tropical Storm Lee and Danish Flooding

•	Aggregate $26 million increase in our estimate for first half 2011 catastrophes

•	Underwriting income of $90 million and combined ratio of 91.5%

•	Net investment income of $49 million

•	Net realized investment gains of $58 million

Third Quarter 2011 Consolidated Financial Condition

•	Total cash and investments of $13.3 billion; fixed maturities, cash and short-term securities comprise 91% of total cash and investments and have an average credit rating of AA

•	Total assets of $17.9 billion

•	Reserve for losses and loss expenses of $8.3 billion and reinsurance recoverable of $1.8 billion

•	Total debt of $995 million and a debt to total capital ratio of 15.7%

•	Common shareholders’ equity of $4.9 billion; diluted book value per common share of $37.06

•

$9.1 billion, or 68%, of our cash and investment portfolio invested in investment-grade, short-term and intermediate-maturity fixed income holdings (excluding restricted investments), where cash proceeds from sales are expected to be available within one to three business days under normal market conditions

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

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada, Australia and Latin America. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Reinsurance. Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. Our execution on this strategy in the first nine months of 2011 included:

•	the continuing growth of our new accident & health unit, focused on specialty accident products rather than traditional medical coverages;

•	taking advantage of select opportunities for premium growth, including in our newer geographies and business lines.

Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010
Underwriting income (loss):
Insurance	$40,515	(40%)	$67,099	$12,799	(91%)	$142,315
Reinsurance	49,514	(18%)	60,277	(355,100)	nm	134,341
Net investment income	49,396	(56%)	111,800	260,068	(13%)	299,004
Net realized investment gains	57,557	(25%)	76,531	125,177	7%	117,325
Other (expenses) revenues	24,295	nm	(67,647)	(85,922)	(22%)	(109,824)

Net income (loss)	221,277	(11%)	248,060	(42,978)	nm	583,161
Preferred share dividends	(9,219)	-	(9,218)	(27,656)	-	(27,656)

Net income (loss) available to common shareholders	$212,058	(11%)	$238,842	$(70,634)	nm	$555,505

Operating income (loss)	$94,727	(50%)	$189,053	$(221,080)	nm	$428,885

nm - not meaningful

Underwriting Results

We recognized total underwriting income of $90 million for the third quarter of 2011, compared to $127 million for the third quarter of 2010; the results of both quarters were notably impacted by natural catastrophe events. During the third quarter of 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $65 million for third quarter events. In addition, we continued to update our estimates for the catastrophe events that occurred in the first half of 2011; in the aggregate, our estimated pre-tax net losses (net of related reinstatement premiums) increased by $26 million. During the third quarter of 2010, we recognized pre-tax net losses (net of related reinstatement premiums) of $85 million for the New Zealand earthquake (“New Zealand I”). During the third quarter of 2011, we recognized a higher level of large weather-related and other property losses when compared with the third quarter of 2010; the increase primarily related to aggregate property reinsurance of regional insurance companies in the United States, reflecting the frequency and severity of weather events in 2011.

For the nine months ended September 30, 2011, we recorded an underwriting loss of $342 million, compared with underwriting income of $277 million for the comparable period of 2010. During 2011, and in addition to the third quarter events previously noted, we recognized catastrophe event pre-tax net losses (net of related reinstatement premiums) of $360 million, $189 million, $74 million, $73 million and $32 million for the first quarter Christchurch, New Zealand earthquake (“New Zealand II”), the Japanese earthquake and tsunami, the series of severe U.S. storms in April/May, Australian weather events and the June Christchurch aftershock (“New Zealand III”), respectively; the year-to-date aggregate for these events was $792 million. Comparatively, for the first nine months of 2010 and in addition to the New Zealand I losses described above, we recognized catastrophe-related pre-tax net losses (net of related reinstatement premiums) of $121 million for the Chilean earthquake and a combined $49 million other first quarter catastrophe events, including Australian storms, Windstorm Xynthia and U.S. winter storms. Aggregate pre-tax net losses (net of related reinstatement premiums) for these events in the first nine months of 2010 were $255 million.

Our insurance segment’s third quarter and year-to-date 2011 underwriting income included pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) of $39 million and $129 million, respectively, in relation to the natural catastrophe events noted above. Higher acquisition costs and general and administrative expenses also contributed to the variances between periods, while reductions in ceded reinsurance costs and increases in gross premiums written contributed to increases in net premiums earned and partially offset these reductions. Net favorable prior period reserve development was $5 million higher quarter-over-quarter, but down $10 million as compared to the prior nine-month period.

The reductions in the reinsurance segment’s underwriting income for both the quarter and year to date were primarily attributable to the higher level of natural catastrophe activity described above; associated pre-tax net losses for the segment (net of related reinstatement and accelerated premiums) were $50 million and $663 million for the third quarter and year-to-date 2011, respectively. In comparison, we recognized pre-tax net losses of $85 million and $255 million, respectively, for the equivalent periods of 2010. The variance in underwriting income for the third quarter was also impacted by the previously mentioned losses related to aggregate property reinsurance. A $42 million reduction in net favorable prior period reserve development also contributed to the year-to-date variance.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2011 decreased $62 million and $39 million, respectively, with both variances primarily driven by reduction in hedge fund and credit fund valuations amid the third quarter global financial market turmoil. Lower reinvestment yields on our fixed maturity portfolio also contributed, although the impact was partially offset by increased levels of investment.

Net Realized Investment Gains

During each period presented, we realized investment-related gains on sale, reflective of changes in fixed income allocations.

Other (Expenses) Revenues, Net

The movements in net other (expenses) revenues for the quarter and year to date were primarily due to foreign exchange rate movements. We recognized $61 million and $27 million, respectively, in foreign exchange gains for the three and nine months ended September 30, 2011. While depreciation in each of the Euro, Sterling and Australian Dollar drove the gains for the third quarter, the Sterling was the primary driver of the year-to-date gains. Comparatively, we recognized foreign exchange losses of $25 million in the third quarter of 2010 and gains of $10 million for the nine months ended September 30, 2010.

The previously described reduction in underwriting income drove a $20 million reduction in income tax expense for the year to date, while our March 2010 senior note issuance contributed to higher interest costs when compared to the prior year.

Outlook

We continue to see mixed market conditions across most of our lines of business and are cautiously optimistic that a gradual and positive cycle change is gaining momentum. We will continue to monitor market conditions and focus on lines of business where we see the best opportunities.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at September 30,		Nine months ended and at September 30,
	2011	2010	2011		2010

ROACE (annualized)(1)	17.5%	18.5%	(1.9%	)	14.3%
Operating ROACE (annualized)(2)	7.8%	14.6%	(5.9%	)	11.1%
DBV per common share(3)	$37.06	$39.01	$37.06		$39.01
Cash dividends declared per common share	$0.23	$0.21	$0.69		$0.63

(1)	Return on average common equity (“ROACE”) is calculated by dividing annualized net income (loss) available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.
(2)	Operating ROACE is calculated by dividing annualized operating income (loss) for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to the nearest GAAP financial measure (ROACE).
(3)	Diluted book value (“DBV”) represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method.

Return on Equity

Our operating ROACE for the third quarter and first nine months of 2011 was adversely impacted by the higher levels of catastrophe activity relative to 2010, as well as reductions in net investment income.

In addition to the changes noted above for operating ROACE, ROACE also includes net realized gains and foreign exchange losses (gains). Period over period differences in foreign exchange losses (gains) contributed favorable variances of $88 million and $17 million quarter-over-quarter and year-to-date, respectively, largely explaining the favorable differences between ROACE and operating ROACE.

Diluted book value per common share

Our DBV per common share decreased 5% from that of a year ago, primarily reflective of the impact of the previously described catastrophe losses on net income available to common shareholders over the past 12 months.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010
Revenues:
Gross premiums written	$835,056	11%	$750,687	$3,429,649	10%	$3,115,761
Net premiums written	673,453	8%	626,322	2,924,372	10%	2,658,896
Net premiums earned	839,992	11%	758,873	2,468,207	13%	2,190,092
Other insurance related income	1,156		884	2,047		1,727
Expenses:
Current year net losses and loss expenses	(585,270)		(493,861)	(2,271,284)		(1,525,564)
Prior period reserve development	78,431		71,707	179,686		231,777
Acquisition costs	(146,836)		(123,788)	(430,097)		(364,614)
General and administrative expenses	(97,444)		(86,439)	(290,860)		(256,762)

Underwriting income (loss)(1)	$90,029	(29%)	$127,376	$(342,301)	nm	$276,656

nm – not meaningful

(1)	Refer to Item 1, Note 2 to the Consolidated Financial Statements, for a reconciliation of underwriting income to “Income before income tax” for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2011	Change	2010	2011	Change	2010

Insurance	$493,460	14%	$433,550	$1,600,548	13%	$1,419,372
Reinsurance	341,596	8%	317,137	1,829,101	8%	1,696,389

Total	$835,056	11%	$750,687	$3,429,649	10%	$3,115,761

% ceded
Insurance	33%	4 pts	29%	30%	(1) pts	31%
Reinsurance	-	- pts	-	1%	- pts	1%
Total	19%	2 pts	17%	15%	- pts	15%

	Net Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010

Insurance	$331,857	7%	$309,277	$1,116,222	14%	$982,969
Reinsurance	341,596	8%	317,045	1,808,150	8%	1,675,927

Total	$673,453	8%	$626,322	$2,924,372	10%	$2,658,896

Gross premiums written in our insurance segment increased this quarter, largely driven by new business generated by our accident & health unit, geographic expansion and our renewable energy initiative. Gross premiums written in our reinsurance segment also increased, primarily driven by our trade credit and bond line of business.

On a year-to-date basis, gross premiums written were also up for both segments. For insurance, the primary drivers were the same as those noted above, with our accident & health unit contributing 63% of the overall growth for the segment. Gross premiums written growth for our reinsurance segment was primarily driven by motor reinsurance business, with the primary contributing factors being both increases on renewal and new business.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2011		2010		% Change	2011		2010		% Change

Insurance	$370,520	44%	$320,184	42%	16%	$1,058,042	43%	$878,117	40%	20%
Reinsurance	469,472	56%	438,689	58%	7%	1,410,165	57%	1,311,975	60%	7%

Total	$839,992	100%	$758,873	100%	11%	$2,468,207	100%	$2,190,092	100%	13%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Growth in net premiums earned for our insurance segment reflected both an 11% increase in gross premiums written on a rolling twelve-month basis and changes in our reinsurance purchasing effected in the second quarter of 2010. The increases in our reinsurance segment are largely attributable to growth in our motor and trade credit and bond reinsurance business over the past year.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended September 30,					Nine months ended September 30,
	2011		% Point Change	2010		2011		% Point Change	2010

Current accident year loss ratio	69.7%		4.6	65.1%		92.0%		22.3	69.7%
Prior period reserve development	(9.4%	)	0.1	(9.5%	)	(7.3%	)	3.3	(10.6%	)
Acquisition cost ratio	17.5%		1.2	16.3%		17.4%		0.8	16.6%
General and administrative expense ratio(1)	13.7%		-	13.7%		14.2%		0.1	14.1%

Combined ratio	91.5%		5.9	85.6%		116.3%		26.5	89.8%

(1)	The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.0% and 2.4% for the three and nine months ended September 30, 2011, respectively, and 2.3% and 2.4% for the three and nine months ended September 30, 2010, respectively. These costs are discussed further in the ‘Other Expenses, Net’ section below.

Current Accident Year Loss Ratio

Our current accident year loss ratios for the third quarters of 2011 and 2010 were both notably impacted by natural catastrophe events.

The most notable events that occurred in the third quarter of 2011 were:

•

Hurricane Irene, which made landfall in August and impacted numerous regions of the Eastern United States causing widespread property damage and flooding. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $30 million for this event, with two-thirds of the amount recognized in our insurance segment and the remainder attributable to our reinsurance segment.

•

The landfall of Tropical Storm Lee in September, also affecting numerous regions of the Eastern U.S. and causing property damage and flooding. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $18 million for this event, emanating entirely from our insurance segment.

•

A July cloudburst in the region of Copenhagen, Denmark that resulted in significant flooding. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $17 million for this event, emanating entirely from our reinsurance segment.

In addition, we continued to update our estimates for the catastrophe events of the first half of 2011 (described further below) this quarter based on updated information from our clients, intermediaries and other market sources. In the aggregate, our estimated pre-tax net losses (net of related reinstatement premiums) increased by $26 million; a combined $38 million increase in our estimates for New Zealand II and III was partially offset by a reduction of $12 million in our estimate for the Japanese earthquake and tsunami.

Comparatively, our third quarter 2010 current accident year loss ratio was impacted by New Zealand I; we recognized associated pre-tax net losses (net of related reinstatement premiums) of $85 million.

Additionally, we recognized a higher level of large weather-related and other property losses in the third quarter of 2011 when compared to the third quarter of 2010; the increase was primarily related to aggregate property reinsurance of regional insurance companies in the U.S., reflecting the frequency and severity of weather events in 2011.

The higher level of natural catastrophe activity in 2011 was the primary driver of the 22.3 point increase in our year-to-date current accident year loss ratio. In addition to third quarter 2011 events described above, we incurred losses in relation to the following catastrophe events:

•

Australian loss events, including heavy rainfall leading to severe flooding in January and the landfall of Cyclone Yasi in February. During the nine months ended September 30, 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $73 million in relation to these events, with the vast majority of this amount emanating from our reinsurance segment.

•

New Zealand II, a 6.3-magnitude earthquake on February 21st in the vicinity of Christchurch, which caused significant damage to both commercial and residential property. During the nine months ended September 30, 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $360 million in relation to this event. The majority of our estimated net losses for this event emanate from our reinsurance segment. Net losses in our insurance segment are not expected to exceed $20 million due to ceded reinsurance protection limiting net retentions.

•

The March 11th 9.0-magnitude undersea earthquake approximately 45 miles east of the Tohoku region of Japan, which triggered extremely destructive tsunami waves that struck Japan within minutes. Along with the ensuing tsunami, this earthquake caused extensive property damage over a vast area. During the nine months ended September 30, 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $189 million in relation to this event. Net losses in our insurance segment are not expected to exceed $25 million due to ceded reinsurance protection limiting net retentions; thus, the majority of this amount related to our reinsurance segment.

•

A series of severe storms in several regions of the U.S. during April and May, certain of which spawned tornadoes and caused significant property damage across wide areas. During the nine months ended September 30, 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $74 million for these events, with approximately half of this amount recognized in each of our insurance and reinsurance segments.

•

New Zealand III, a 6.3 magnitude aftershock on June 13th, again in the vicinity of Christchurch. This earthquake both amplified the damage caused by New Zealand II to both commercial and residential property and caused new damage. During the nine months ended September 30, 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $32 million in relation to this event, with the full amount recognized in our reinsurance segment.

In comparison, during the first nine months of 2010 and in addition to the New Zealand I losses described above, we recognized pre-tax net losses (net of related reinstatement premiums) of $121 million related to the February 27th Chilean earthquake. Substantially all of this amount emanated from our reinsurance segment. We also recognized a total of $49 million for other first quarter catastrophe events, including Australian storms, European Windstorm Xynthia and U.S. winter storms.

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

At the time of this report, conditions in New Zealand continue to evolve and significant loss adjustment work remains ongoing; this increases the inherent level of management judgment required to arrive at our estimates of net losses and the associated uncertainty for each of New Zealand I, II and III. In addition, it is expected that there will be some difficulty allocating individual losses amongst the three New Zealand events.

Given the factors noted above, our actual losses for New Zealand I, II, III and/or the Japanese earthquake and tsunami may ultimately differ materially from our current estimates.

In addition to the factors noted for New Zealand, uncertainties associated with the Japanese earthquake and tsunami including, but not limited to, the magnitude of the event and associated damage, uncertainties about the extent and nature of damages and corresponding coverages (including business interruption and contingent business interruption coverages), the ultimate size of losses to be assumed by Japan’s cooperative mutuals and limitations associated with modeled losses.

Our current estimates of total insured losses for the significant 2011 natural catastrophe events are:

•	Japanese earthquake and tsunami - $25 to $30 billion;
•	April and May severe U.S. weather - $16 billion;
•	New Zealand II - $15 billion;
•	Hurricane Irene - $3.5 to $7 billion;
•	First quarter Australian loss events - $6 billion; and
•	New Zealand III - $3 billion.

Prior Period Reserve Development

Our favorable prior period development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior period reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Insurance	$32,594	$27,823	$74,076	$83,732
Reinsurance	45,837	43,884	105,610	148,045

Total	$78,431	$71,707	$179,686	$231,777

Overview

Overall, a large portion of the net favorable prior period reserve development in both 2011 and 2010 was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short-tail exposures, contributed 58% and 44% of the total net favorable reserve development in the third quarters of 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, these short-tail lines contributed 62% and 52%, respectively, of the total net favorable reserve development. The favorable development on these lines of business primarily reflected the recognition of better than expected loss emergence.

Approximately $31 million and $25 million of the net favorable reserve development in the third quarter of 2011 and 2010, respectively, was generated from professional lines insurance and reinsurance business. For the nine months ended September 30, 2011 and 2010, our net favorable development included $68 million and $98 million in relation to this business, respectively. This favorable development was driven by increased incorporation of our own historical claims experience into our estimation of ultimate loss ratios for accident years 2008 and prior, with less weighting being given to information derived from industry benchmarks.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future. The following sections provide further details on prior year reserve development by segment, line of business and accident year.

Insurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Property	$14,376	$11,266	$41,761	$32,702
Marine	6,145	3,419	10,404	11,841
Aviation	351	3,356	2,717	4,796
Credit and political risk	(17)	(83)	(74)	(18,942)
Professional lines	13,092	10,528	31,864	54,623
Liability	(1,353)	(663)	(12,596)	(1,288)

Total	$32,594	$27,823	$74,076	$83,732

In the third quarter of 2011, we recognized $33 million of net favorable prior period reserve development, the principal components of which were:

•

$14 million of net favorable prior period reserve development on property business, primarily on the 2010 ($6 million) and 2008 ($6 million) accident years. While the 2010 development primarily related to better than expected loss emergence, the 2008 development largely arose from updated information from our client with respect to one large loss event.

•	$6 million of net favorable prior period reserve development on marine business, spanning a number of accident years and related to better than expected loss emergence.

•	$13 million of net favorable prior period reserve development on professional lines business, primarily for the 2004 through 2006 accident years for the reasons discussed in the overview.

In the third quarter of 2010, we recognized $28 million of net favorable prior period reserve development, the principal components of which were:

•	$11 million of net favorable prior period reserve development on property business, the majority of which related to the 2009 accident year and was due to better than expected loss emergence.

•

$11 million of net favorable prior period reserve development on professional lines business. This amount included $17 million of net favorable development on the 2006 and 2007 accident years, for the reasons discussed in the overview. This was partially offset by $5 million of adverse development on the 2005 accident year.

For the first nine months of 2011, we recognized $74 million of net favorable prior period reserve development, the principal components of which were:

•

$42 million of net favorable prior period development on our property business, the majority of which related to the 2010 ($21 million), 2009 ($8 million) and 2008 ($8 million) accident years. While the 2010 and 2009 amounts primarily related to better than expected loss emergence, the 2008 amount largely related to the updated information described in the explanation for the third quarter above.

•

$10 million of net favorable prior period reserve development on marine business, spanning a number of accident years and related to better than expected loss emergence. This included $11 million of net favorable development on offshore energy business.

•

$32 million of net favorable prior period reserve development on professional lines business, primarily generated from the 2004 through 2007 accident years, as discussed in the overview. However, this was partially offset by $8 million of net adverse development on the 2010 accident year.

•	$13 million of net adverse prior period reserve development on liability business, relating primarily to the 2010 accident year due to the receipt of two notable claims.

For the first nine months of 2010, we recognized $84 million of net favorable prior period reserve development, the principal components of which were:

•

$33 million of net favorable prior period reserve development on our property business, the majority of which emanated from the 2007 through 2009 accident years and related to better than expected loss emergence.

•

$12 million of net favorable prior period reserve development on marine business, largely related to the 2007 through 2009 accident years and driven by better than expected loss emergence. This included $10 million of net favorable development on offshore energy business.

•

$19 million of net adverse prior period reserve development on credit and political risk business. This balance consisted of net adverse development of $47 million on the 2009 accident year, as we finalized settlements for certain loss events and reduced our recovery estimates for the latest available information. Partially offsetting this amount was $28 million in net favorable prior period reserve development on the 2006 through 2008 accident years, in recognition of better than expected loss emergence on our confiscation, expropriation, nationalization and deprivation (“CEND”) and credit business.

•	$55 million of net favorable prior period reserve development on our professional lines business, primarily emanating from the 2006 and 2005 accident years, for the reasons discussed in the overview.

Reinsurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Catastrophe and property	$24,570	$13,534	$56,902	$72,159
Credit and bond	8,582	11,279	26,622	29,378
Professional lines	17,423	14,796	36,337	42,984
Motor	(5,377)	80	(15,381)	1,354
Liability	639	4,195	1,130	2,170

Total	$45,837	$43,884	$105,610	$148,045

In the third quarter of 2011, we recognized $46 million of net favorable prior period reserve development, the principal components of which were:

•	$25 million of net favorable prior period reserve development on catastrophe and property business consisting largely of:

•	$8 million of net favorable prior period reserve development on catastrophe business, primarily related to the 2010 accident year and related to better than expected loss emergence.

•	$8 million of net favorable prior period reserve development on property business, primarily related to the 2010 accident year and related to better than expected loss emergence.

•	$6 million of net favorable prior period reserve development on crop business, related to the 2010 accident year and largely due to better than expected loss emergence.

•

$9 million of net favorable prior period reserve development on trade credit and bond reinsurance lines of business, largely related to the 2010 and 2009 accident years and in recognition of both better than expected loss emergence and updated information from our cedants.

•

$17 million of net favorable prior period reserve development on professional lines reinsurance business, largely related to the 2005 through 2008 accident years, for the reasons discussed in the overview.

•

$5 million of net adverse prior period reserve development on motor reinsurance business, primarily related to the 2008 through 2010 accident years and reflective of recent settlement trends observed in the U.K. motor market.

In the third quarter of 2010, we recognized $44 million of net favorable prior period reserve development, the principal components of which were:

•	$14 million of net favorable prior period reserve development on catastrophe and property business, consisting largely of:

•

$28 million of net favorable prior period reserve development on property business, driven by $15 million of net favorable development on the 2005 accident year primarily related to a court judgment associated with one particular claim. The remainder was spread across the 2006 through 2009 accident years and related to better than expected loss emergence.

•	$5 million of net favorable prior period reserve development on crop business, related to the 2009 accident year and largely the result of a reduction in reserves for Canadian crop losses.

•

$19 million of net adverse prior period reserve development on catastrophe business, driven by $25 million in net adverse development on the 2008 accident year primarily as a result of updated information with respect to Hurricane Ike losses. This was partially offset by net favorable prior period reserve development on other accident years, most notably the 2009 accident year, primarily due to better than expected loss emergence.

•

$11 million of net favorable prior period reserve development on trade credit and bond reinsurance business, largely related to the 2009 accident year and, to a lesser extent, the 2008 and 2007 accident years. This recognition of this development was driven by better than expected loss emergence but also included $3 million of net favorable development related to the commutation of one treaty.

•

$15 million of net favorable prior period reserve development on professional lines reinsurance business, primarily related to the 2006 and 2005 accident years, for the reasons discussed in the overview.

•	$4 million of net favorable prior period reserve development on liability business, which included the commutation of one treaty.

For the first nine months of 2011, we recognized $106 million of net favorable prior period reserve development, the principal components of which were:

•	$57 million of net favorable prior period reserve development on catastrophe and property business largely consisting of:

•	$26 million of net favorable prior period reserve development on property business, primarily spanning the 2007 through 2009 accident years and due to better than expected loss emergence.

•

$15 million of net favorable prior period reserve development on catastrophe business, primarily related to the 2009 accident year and to better than expected loss emergence. This was partially offset by net adverse prior period reserve development on the 2010 accident year, largely due to the reallocation of aggregate treaty losses.

•	$9 million of net favorable prior period reserve development on crop business, largely related to the 2010 accident year and due to better than expected loss emergence.

•	$7 million in net favorable prior period reserve development on engineering business, primarily related to the 2007 through 2009 accident years and related to better than expected loss emergence.

•

$27 million of net favorable prior period reserve development on trade credit and bond reinsurance lines of business, largely related to the 2009 and 2010 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•	$36 million of net favorable prior period reserve development on professional lines reinsurance business, primarily on the 2005 through 2007 accident years for the reasons discussed in the overview.

•	$15 million of net adverse prior period reserve development on motor reinsurance business, for the reason noted in the third quarter discussion above.

For the first nine months of 2010, we recognized $148 million of net favorable prior period reserve development, the principal components of which were:

•	$72 million of net favorable prior period reserve development on catastrophe and property business largely consisting of:

•

$55 million of net favorable prior period reserve development on property business, with $37 million emanating from the 2007 through 2009 accident years and related to better than expected loss emergence and a further $15 million emanating from the 2005 accident year due to the favorable court judgment described in the third quarter discussion above.

•

$19 million of net favorable prior period reserve development on crop business, principally related to the 2009 accident year and largely a result of the reduction in reserves for Canadian crop losses following updated information from our cedant.

•

$2 million of net adverse prior period reserve development on catastrophe business, related to adverse development of $34 million on the 2008 accident year largely due to updated information with respect to Hurricane Ike losses. Partially offsetting this was net favorable development primarily related to the 2009 and 2005 accident years. While the 2009 accident year development was primarily driven by better than expected loss emergence, the development on the 2005 accident year principally related to a reduction in our reserve for one particular claim following receipt of updated information.

•

$29 million of net favorable prior period reserve development on our trade credit and bond reinsurance business, largely related to the 2009 accident year and, to a lesser extent the 2007 and 2008 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•

$43 million of net favorable prior period reserve development on our professional lines reinsurance business, primarily related to the 2006 accident year and, to a lesser extent the 2005 and 2007 accident years, for the reasons discussed in the overview.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010
Revenues:
Gross premiums written	$493,460	14%	$433,550	$1,600,548	13%	$1,419,372
Net premiums written	331,857	7%	309,277	1,116,222	14%	982,969
Net premiums earned	370,520	16%	320,184	1,058,042	20%	878,117
Other insurance related income	1,156		884	2,047		1,727
Expenses:
Current year net losses and loss expenses	(239,997)		(178,683)	(766,331)		(520,789)
Prior period reserve development	32,594		27,823	74,076		83,732
Acquisition costs	(51,753)		(38,962)	(145,075)		(110,670)
General and administrative expenses	(72,005)		(64,147)	(209,960)		(189,802)

Underwriting income	$40,515	(40%)	$67,099	$12,799	(91%)	$142,315

Ratios:		% Point Change			% Point Change
Current year loss ratio	64.8%	9.0	55.8%	72.4%	13.1	59.3%
Prior period reserve development	(8.8% )	(0.1)	(8.7% )	(7.0% )	2.5	(9.5% )
Acquisition cost ratio	14.0%	1.8	12.2%	13.7%	1.1	12.6%
General and administrative ratio	19.4%	(0.6)	20.0%	19.9%	(1.7)	21.6%

Combined ratio	89.4%	10.1	79.3%	99.0%	15.0	84.0%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2011		2010		% Change	2011		2010		% Change

Property	$158,786	32%	$150,123	35%	6%	$492,232	31%	$475,521	34%	4%
Marine	46,905	10%	46,403	11%	1%	207,722	13%	191,258	13%	9%
Terrorism	13,216	3%	8,029	2%	65%	26,018	2%	30,198	2%	(14%)
Aviation	11,957	2%	9,891	2%	21%	34,455	2%	31,676	2%	9%
Credit and political risk	(148)	-	10,754	2%	nm	22,151	1%	17,500	1%	27%
Professional lines	173,608	35%	156,276	36%	11%	539,697	34%	503,654	36%	7%
Liability	52,065	10%	50,448	12%	3%	161,079	10%	165,981	12%	(3%)
Accident & health	37,071	8%	1,626	-	nm	117,194	7%	3,584	-	nm

Total	$493,460	100%	$433,550	100%	14%	$1,600,548	100%	$1,419,372	100%	13%

nm – not meaningful

Growth in our gross premiums written for the quarter was led by our new accident & health unit and is reflective of our investment in that platform over the past several quarters. A large portion of this growth for the three and nine months ended September 30, 2011 was due to accident & health reinsurance business assumed. Excluding accident & health, gross premiums written for the segment were up 6% and 5% for the quarter and year to date, respectively.

The remaining growth in our gross premiums written for the three and nine months ended September 30, 2011 was largely attributable to our geographic expansion and our new renewable energy initiative. Geographic expansion, including our Australian and Canadian operations, contributed to the increases noted for property and professional lines. Our renewable energy business relates to both onshore and offshore exposures, thus pertaining to the property and marine lines, respectively.

Premiums Ceded: Premiums ceded in the current quarter were $162 million, or 33% of gross premiums written, compared with $124 million, or 29% in the comparable period in 2010. For the first nine months of 2011, premiums ceded were $484 million, or 30% of gross premiums written, compared to $436 million, or 31%, in the same period of 2010. The increase in the ratio for the third quarter was largely attributable to business mix changes.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2011		2010		% Change	2011		2010		% Change

Property	$95,869	26%	$94,951	30%	1%	$282,603	27%	$244,516	28%	16%
Marine	43,584	12%	37,908	12%	15%	112,991	11%	108,079	12%	5%
Terrorism	8,508	2%	8,348	2%	2%	26,082	3%	24,326	3%	7%
Aviation	18,039	5%	16,294	5%	11%	53,226	5%	47,999	5%	11%
Credit and political risk	25,407	7%	27,977	9%	(9%)	77,316	7%	65,483	8%	18%
Professional lines	139,096	37%	111,336	35%	25%	396,192	37%	322,860	37%	23%
Liability	22,190	6%	22,660	7%	(2%)	68,048	6%	63,620	7%	7%
Accident & health	17,827	5%	710	-	nm	41,584	4%	1,234	-	nm

Total	$370,520	100%	$320,184	100%	16%	$1,058,042	100%	$878,117	100%	20%

nm – not meaningful

Net premiums written in the twelve months ended September 30, 2011 increased 18% compared to that of the twelve months ended September 30, 2010. Gross premiums written growth of 11% and changes in our reinsurance purchasing effected during the second quarter of 2010, including higher attachment points on our property program and reduced cessions on our professional lines program, drove to the increase. The 16% and 20% increases in net premiums earned for the quarter and year to date, respectively, are largely reflective of these changes.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,					Nine months ended September 30,
	2011		% Point Change	2010		2011		% Point Change	2010

Current accident year	64.8%		9.0	55.8%		72.4%		13.1	59.3%
Prior period reserve development	(8.8%	)	(0.1)	(8.7%	)	(7.0%	)	2.5	(9.5%	)

Loss ratio	56.0%		8.9	47.1%		65.4%		15.6	49.8%

Current Accident Year Loss Ratio

The increases in our current accident year loss ratio for the quarter and year to date were primarily the result of natural catastrophe activity. During the third quarter of 2011, we recognized estimated pre-tax net losses of $20 million and $18 million, respectively, for

Hurricane Irene and Tropical Storm Lee. There were no significant changes in our estimates of pre-tax net losses for first half 2011 catastrophe events during the third quarter.

For the nine months ended September 30, 2011, we also recognized estimated catastrophe-related pre-tax losses (inclusive of related premiums to reinstate our reinsurance protection) of $39 million for the series of severe U.S. storms in April and May, $30 million for the Japanese earthquake and tsunami and $21 million for New Zealand II.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Acquisition Cost Ratio: The increase in accident & health gross premiums written has introduced some upward movement in the acquisition cost ratio for the segment. Excluding this business, the acquisition cost ratios for the three and nine months ended September 30, 2011 were 13.2% and 13.1%, respectively.

General and Administrative Expense Ratio: Total general and administrative expenses increased for the quarter and year to date, primarily due to additional staffing costs associated with the continued build-out of the segment’s global platform. However, the general and administrative expense ratios declined in comparison to the prior periods, as a result of increases in net premiums earned.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010
Revenues:
Gross premiums written	$341,596	8%	$317,137	$1,829,101	8%	$1,696,389
Net premiums written	341,596	8%	317,045	1,808,150	8%	1,675,927
Net premiums earned	469,472	7%	438,689	1,410,165	7%	1,311,975
Expenses:
Current year net losses and loss expenses	(345,273)		(315,178)	(1,504,953)		(1,004,775)
Prior period reserve development	45,837		43,884	105,610		148,045
Acquisition costs	(95,083)		(84,826)	(285,022)		(253,944)
General and administrative expenses	(25,439)		(22,292)	(80,900)		(66,960)

Underwriting income (loss)	$49,514	(18%)	$60,277	$(355,100)	nm	$134,341

Ratios:		% Point Change			% Point Change
Current year loss ratio	73.5%	1.7	71.8%	106.7%	30.1	76.6%
Prior period reserve development	(9.7% )	0.3	(10.0% )	(7.5% )	3.8	(11.3% )
Acquisition cost ratio	20.3%	0.9	19.4%	20.2%	0.8	19.4%
General and administrative ratio	5.4%	0.3	5.1%	5.8%	0.7	5.1%

Combined ratio	89.5%	3.2	86.3%	125.2%	35.4	89.8%

nm – not meaningful

Gross Premiums Written:

The following tables provide gross premiums written by line of business for the periods indicated:

	Three months ended September 30,					Nine months ended September 30,
	2011		2010		% Change	2011		2010		% Change

Catastrophe	$91,340	27%	$92,479	29%	(1%)	$458,918	25%	$444,427	26%	3%
Property	79,196	23%	73,080	23%	8%	330,480	18%	327,105	19%	1%
Professional lines	51,341	15%	56,963	18%	(10%)	201,025	11%	222,130	13%	(10%)
Credit and bond	38,292	11%	17,527	6%	118%	295,273	16%	248,132	15%	19%
Motor	13,074	4%	11,872	4%	10%	238,987	13%	139,276	8%	72%
Liability	62,366	18%	56,437	18%	11%	215,161	12%	226,496	13%	(5%)
Engineering	4,906	2%	7,424	2%	(34%)	60,701	3%	59,772	4%	2%
Other	1,081	-	1,355	-	(20%)	28,556	2%	29,051	2%	(2%)

Total	$341,596	100%	$317,137	100%	8%	$1,829,101	100%	$1,696,389	100%	8%

The increase in gross premiums written for the quarter related primarily to our trade credit and bond reinsurance business; premium adjustments on prior year treaties and an increase in Latin American surety business both contributed to the increase.

A higher volume of European proportional motor reinsurance business, due to both increases on renewal and new business, drove the increase for the nine-month period. Gross premiums written for our trade credit and bond reinsurance business also increased, for the reasons noted above.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2011		2010		% Change	2011		2010		% Change

Catastrophe	$112,701	24%	$115,744	26%	(3%)	$345,666	24%	$344,974	26%	-
Property	90,492	19%	81,916	19%	10%	265,870	19%	242,913	19%	9%
Professional lines	64,152	14%	70,135	16%	(9%)	206,383	15%	213,687	16%	(3%)
Credit and bond	68,835	15%	54,264	12%	27%	197,298	14%	161,257	12%	22%
Motor	54,445	12%	32,555	7%	67%	165,973	12%	93,749	7%	77%
Liability	56,957	12%	59,131	14%	(4%)	156,460	11%	180,214	14%	(13%)
Engineering	14,209	3%	17,117	4%	(17%)	50,574	4%	53,006	4%	(5%)
Other	7,681	1%	7,827	2%	(2%)	21,941	1%	22,175	2%	(1%)

Total	$469,472	100%	$438,689	100%	7%	$1,410,165	100%	$1,311,975	100%	7%

The growth in net premiums earned largely reflects increased motor and trade credit and bond business written over the past year.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,					Nine months ended September 30,
	2011		% Point Change	2010		2011		% Point Change	2010

Current accident year	73.5%		1.7	71.8%		106.7%		30.1	76.6%
Prior period reserve development	(9.7%	)	0.3	(10.0%	)	(7.5%	)	3.8	(11.3%	)

Loss ratio	63.8%		2.0	61.8%		99.2%		33.9	65.3%

Current Accident Year Loss Ratio

Our third quarter 2011 and 2010 current accident year loss ratios were both notably impacted by natural catastrophe events.

During the three months ended September 30, 2011, we recognized pre-tax net losses (net of related reinstatement and accelerated premiums) of $17 million and $10 million, respectively, related to Danish flooding and Hurricane Irene. In addition, we also revised our estimates for the catastrophes that occurred in the first half of 2011, based on updated information from our cedants, intermediaries and other market sources. In the aggregate, our estimated pre-tax net losses (net of related reinstatement premiums) increased by $26 million; a combined $38 million increase in our estimates for New Zealand II and III was partially offset by reductions of $12 million in our estimates for the Japanese earthquake and tsunami.

In comparison, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $85 million for New Zealand I during the third quarter of 2010.

Additionally, we incurred a higher level of large weather-related and other property losses in the third quarter of 2011 when compared to the third quarter of 2010, primarily in relation to aggregate property reinsurance of regional insurance companies in the U.S., reflecting the frequency and severity of weather events in 2011.

The 30.1 percentage point increase in our year-to-date current accident year loss ratio was primarily driven by increased natural catastrophe losses. During the nine months ended September 30, 2011 and in addition to the events of the third quarter noted above, we recognized the following pre-tax net losses (net of related reinstatement premiums) for the following natural catastrophe events:

•	$339 million in relation to the New Zealand II;
•	$158 million in relation to the Japanese earthquake and tsunami;
•	$72 million in relation to the first quarter Australian loss events;
•	$34 million in relation to the series of U.S. storms and tornadoes in April and May; and
•	$32 million in relation to New Zealand III.

Comparatively, during the nine months of 2010 and in addition to the New Zealand I losses noted above, we recognized pre-tax net losses (net of related reinstatement premiums) of $121 million for the Chilean earthquake and a combined $49 million for notable first quarter events: Australian storms, European Windstorm Xynthia and U.S. storms.

Refer to the ‘Prior Period Reserve Development’ section for further details.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010

Corporate expenses	$17,093	1%	$16,996	$58,302	11%	$52,504
Foreign exchange losses (gains)	(60,830)	nm	24,961	(27,254)	162%	(10,415)
Interest expense and financing costs	15,677	(1%)	15,800	46,982	17%	40,185
Income tax expense	3,765	(62%)	9,890	7,892	(71%)	27,550

Total	$(24,295)	nm	$67,647	$85,922	(22%)	$109,824

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.0% and 2.4% for the three and nine months ended September 30, 2011, compared to 2.3% and 2.4%, respectively, for the same periods in 2010.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. Dollar.

The foreign exchange gains for the three months ended September 30, 2011 were primarily due to the remeasurement of net insurance-related liabilities denominated in the Euro, Sterling and Australian Dollar, following the depreciation of these currencies against the U.S. Dollar. The depreciation in Sterling was the primary driver of the year-to-date 2011 foreign exchange gains.

For the three months ended September 30, 2010 the remeasurement of net insurance-related liabilities denominated in Euro and the Australian Dollar resulted in foreign exchange losses. The Euro’s depreciation against the U.S. Dollar largely accounted for the foreign exchange gains recognized in the nine months ended September 30, 2010.

Interest Expense and Financing Costs: Interest expense primarily relates to interest due on our senior notes and was higher on a year-to-date basis due to our $500 million 5.875% senior note issuance on March 23, 2010.

Income Tax Expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 1.7% and (22.5)% for the three and nine months ended September 30, 2011 compared to 3.8% and 4.5% in the same periods of 2010. This effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions.

Although we generated a consolidated net loss for the nine months ended September 30, 2011 as a result of the significant catastrophe activity previously discussed, the majority of this loss was borne by our Bermudian operation. Our U.S. and European operations generated taxable income for the period, although significantly less than the prior year; as such, we have recognized an income tax expense for the period.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010

Fixed maturities	$81,900	(9%)	$89,580	$259,683	(3%)	$267,471
Equities	2,079	127%	917	6,977	146%	2,837
Other investments	(30,376)	nm	25,094	6,732	(83%)	39,374
Cash and cash equivalents	1,148	(24%)	1,517	4,803	13%	4,241
Short-term investments	302	(2%)	308	1,161	58%	735

Gross investment income	55,053	(53%)	117,416	279,356	(11%)	314,658
Investment expense	(5,657)	1%	(5,616)	(19,288)	23%	(15,654)

Net investment income	$49,396	(56%)	$111,800	$260,068	(13%)	$299,004

Pre-tax yield:(1)
Fixed maturities	3.1%		3.6%	3.3%		3.7%
Cash and cash equivalents	0.4%		0.4%	0.6%		0.4%

nm – not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Despite larger average investment balances and wider spreads in 2011, net investment income and pre-tax yields declined during 2011 for both periods presented primarily due to lower U.S. Treasury rates compared to the same periods of 2010.

Equities

Dividend income (net of withholding taxes) from equities increased in the current quarter and year-to-date mainly due to an increase in our global equity holdings in 2011. We have invested an additional $335 million in equities in 2011, mainly in equity exchange traded funds (“ETFs”).

Other Investments

The following table provides a breakdown of total net investment income (loss) from other investments:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

CLO - equity tranched securities	$4,363	$6,266	$28,224	$15,546
Credit funds	(11,131)	4,110	(5,381)	7,558
Funds of hedge funds	(6,415)	7,905	(2,278)	11,420
Hedge funds	(17,193)	5,853	(13,833)	2,192
Short duration high yield fund	-	960	-	2,658

Total	$(30,376)	$25,094	$6,732	$39,374

Pre-tax return (loss) on other investments(1)	(4.8% )	4.7%	1.2%	7.3%

(1)	The pre-tax return (loss) on other investments is non-annualized and calculated by dividing total net investment income (loss) from other investments by the average month-end fair value balances held for the periods indicated.

Total net investment income from other investments decreased this quarter and year-to-date over the comparable periods primarily due to unrealized losses generated by both hedge funds and credit funds which are influenced by the direction of the broad equity and credit markets, respectively. During the current quarter the global financial markets experienced a significant decline in valuation, with the MSCI All Country World Index declining over 17% and 13% on a total return basis (inclusive of dividends) for the quarter and year-to-date, respectively.

Valuation for CLO Equities continued to improve in 2011, driven primarily by lower than anticipated default rates, resulting in higher cash distributions from CLO Equities than previously expected.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

On sale of investments:
Fixed maturities and short-term investments	$57,777	$86,453	$134,267	$127,825
Equities	(5,031)	1,689	2,762	3,698

	52,746	88,142	137,029	131,523

OTTI charges recognized in earnings	(9,273)	(2,363)	(12,686)	(15,297)

Change in fair value of investment derivatives	18,825	(6,333)	5,364	(3,503)

Fair value hedges	(4,741)	(2,915)	(4,530)	4,602

Net realized investment gains (losses)	$57,557	$76,531	$125,177	$117,325

On sale of investments

The increase in net realized investment gains on the sale of fixed maturities for the year-to-date relates primarily to gains on sales of agency MBS, corporate debt securities and CMBS as a result of rebalancing our investment portfolio.

OTTI charges

For the three and nine months ended September 30, 2011, OTTI charges were driven mostly by impairments on equities, including $5 million of losses on U.K. and other European banking-related equities that we intended to sell in October 2011. Comparatively, for both periods in 2010, OTTI charges comprised of primarily impairments on equities and credit losses on non-agency RMBS.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange contracts. During 2011, we hedged primarily Canadian, Sterling, and Euro denominated securities. The net realized and unrealized gains for the quarter and year-to-date were primarily driven by our exposure to the Euro, which declined 8% against the U.S. Dollar during the quarter. These hedges did not qualify for fair value hedge accounting and accordingly, the corresponding unrealized losses on the hedged securities are recorded as part of accumulated other comprehensive income in shareholders’ equity.

Comparatively, for both periods in 2010, the net realized and unrealized losses from investment derivatives (foreign exchange contracts) were primarily driven by the strengthening of the Euro against the U.S. Dollar.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net investment income	$49,396	$111,800	$260,068	$299,004
Net realized investments gains	57,557	76,531	125,177	117,325
Change in net unrealized gains/losses, net of currency hedges	(158,389)	159,746	(118,057)	296,366

Total	$(51,436)	$348,077	$267,188	$712,695

Average cash and investments(1)	$13,439,165	$12,518,318	$13,182,742	$12,125,172

Total return on average cash and investments, pre-tax(2)	(0.4% )	2.8%	2.0%	5.9%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.
(2)	Non-annualized.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	September 30, 2011		December 31, 2010
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$10,641,187	$10,736,729	$10,346,243	$10,482,897
Equities	634,268	567,881	327,207	349,254
Other investments	605,042	643,270	478,872	519,296
Short-term investments	149,136	149,136	172,719	172,719

Total investments	$12,029,633	$12,097,016	$11,325,041	$11,524,166

Cash and cash equivalents(1)	$1,201,037	$1,201,037	$1,045,355	$1,045,355

(1)	Includes restricted cash and cash equivalents of $266 million and $116 million for 2011 and 2010, respectively.

The amortized cost/cost of our total investments increased by $705 million from December 31, 2010, primarily due to investing a portion of our operating cash flows generated during the year.

The fair value of our total investments increased by $572 million from December 31, 2010, primarily due to net contributions to our fixed maturities, equities and hedge funds. This growth has been tempered by declining valuations driven by the negative performance of the global equity markets, particularly during the current quarter.

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	September 30, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. government and agency	$1,109,443	10%	$860,120	8%
Non-U.S. government	1,000,578	9%	772,798	7%
Corporate debt	3,720,100	35%	4,162,908	40%
Agency RMBS	2,611,069	24%	2,593,582	25%
CMBS	283,160	3%	474,785	5%
Non-Agency RMBS	176,786	2%	244,202	2%
ABS	638,542	6%	661,843	6%
Municipals(1)	1,197,051	11%	712,659	7%

Total	$10,736,729	100%	$10,482,897	100%

Credit ratings:
U.S. government and agency	$1,109,443	10%	$860,120	8%
AAA(2)	4,386,482	41%	4,703,126	45%
AA	1,777,551	17%	1,439,232	14%
A	1,979,256	18%	1,863,138	18%
BBB	1,038,924	10%	1,207,730	11%
Below BBB(3)	445,073	4%	409,551	4%

Total	$10,736,729	100%	$10,482,897	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.
(2)	Includes U.S. government-sponsored agency RMBS.
(3)	Non-investment grade securities.

Our allocation within our fixed maturities has not changed significantly since December 31, 2010, except for an increase in our allocation to municipal bonds for our U.S. operations, offset by a reduction in corporate debt securities.

During the current quarter, we changed our methodology for assigning credit ratings to our fixed maturities to be in line with the methodology used for the Barclay’s U.S. Aggregate Bond index. This methodology uses the middle of Standard & Poor’s (S&P), Moody’s and Fitch’s ratings. When ratings from only two of these agencies are available, the lower rating is used. When a rating from only one agency is available, it is used. Previously, we used S&P’s ratings; in the absence of an S&P rating we used the lower of the ratings established by Moody’s and Fitch. We have restated the December 31, 2010, comparatives to conform to the new methodology.

At September 30, 2011, fixed maturities had a weighted average credit rating of AA- (2010: AA-) with an approximate average duration of 2.9 years (2010: 3.2 years). When incorporating short-term investments and cash and cash equivalents into this calculation (bringing the total to $12.1 billion), the average credit rating was AA (2010: AA) and the average duration was 2.6 years (2010: 2.9 years). The change in our credit rating methodology noted above did not impact our weighted average credit rating for fixed maturities; however, when incorporating short-term investments and cash equivalents with fixed maturities at September 30, 2011, it slightly improved the weighted average from AA- to AA.

Gross Unrealized Losses:

At September 30, 2011, the gross unrealized losses on our fixed maturities portfolio were $128 million (2010: $114 million).

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position.

	September 30, 2011			December 31, 2010
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$3,451,309	$(83,140)	81%	$3,877,895	$(85,626)	86%
10-20%	124,155	(18,132)	18%	49,241	(9,582)	10%
20-30%	2,244	(610)	1%	10,642	(3,445)	3%
30-40%	401	(195)	-	757	(339)	1%
40-50%	-	-	-	225	(208)	-
> 50%	-	-	-	-	-	-

Total	$3,578,109	$(102,077)	100%	$3,938,760	$(99,200)	100%

During 2011, the gross unrealized losses on our investment grade fixed maturities have increased by less than $3 million. Of the gross unrealized losses on investment grade fixed maturities greater than 20% of their amortized cost, over 95% of the unrealized losses were reviewed as part of our OTTI review process and consisted primarily of non-agency RMBS where we did not anticipate credit losses. These securities had a weighted average credit rating of A.

The following table provides information on the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position at September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$337,390	$(9,013)	35%	$136,714	$(2,665)	18%
10-20%	32,765	(5,137)	20%	18,245	(3,874)	26%
20-30%	28,380	(9,996)	39%	10,026	(4,160)	28%
30-40%	2,815	(1,490)	6%	7,636	(3,824)	27%
40-50%	179	(142)	-	6	(5)	-
> 50%	-	-	-	45	(167)	1%

Total	$401,529	$(25,778)	100%	$172,672	$(14,695)	100%

The increase in gross unrealized losses relating to non-investment grade fixed maturities relates primarily to our high yield portfolio, to which we contributed an additional $100 million in 2011. These securities are short duration with a weighted-average duration of 1.2 years where we do not anticipate any credit losses.

Equities

During 2011, we have increased our allocation to global equities by $335 million, mainly investing in equity exchange traded funds which are designed to track our global equity benchmark. This increased allocation provides a diversification benefit to our predominantly fixed income invested asset base. The growth in our equity allocation was partially offset by declining valuations as a result of the broad declines in global equity markets during the current quarter.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	September 30, 2011		December 31, 2010

Hedge funds	$267,055	42%	$123,036	24%
Funds of hedge funds	230,187	36%	235,240	45%

Total hedge funds	497,242	78%	358,276	69%

Long/short credit	66,823	10%	82,846	16%
Distressed securities	20,563	3%	21,911	4%

Total credit funds	87,386	13%	104,757	20%

CLO - Equities	58,642	9%	56,263	11%

Total other investments	$643,270	100%	$519,296	100%

The increase in the fair value of our total hedge funds investment during 2011 reflects $155 million of net subscriptions, offset by $16 million of price declines. The fair value of our credit funds declined primarily due to the collection of $11 million of cash distributions with the remainder of the decline attributable to $6 million in negative price movement.

The increase in the fair value of the CLO – Equities since December 31, 2010, was primarily due to improved valuations due to lower default rates and stronger cash flows than previously expected. This increase in valuation was partially offset by $26 million in cash distributions received during the year. We have not changed our significant assumptions in our discounted cash flow model for estimating their fair values.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a general discussion of our liquidity and capital resources.

The following table summarizes our consolidated capital for the periods indicated:

	September 30, 2011	December 31, 2010

Long-term debt	$994,523	$994,110

Preferred shares	500,000	500,000
Common equity	4,857,105	5,124,970

Shareholders’ equity	5,357,105	5,624,970

Total capital	$6,351,628	$6,619,080

Ratio of debt to total capital	15.7%	15.0%

Ratio of debt and preferred equity to total capital	23.5%	22.6%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength. A company with higher ratios in comparison to industry average may show weak financial strength because the cost of its debts may adversely affect results of operations and/or increase its default risk. Although our net loss for the nine months ended September 30, 2011 depleted a portion of our capital base, we believe that our financial flexibility remains strong.

During the nine months ended September 30, 2011, our common equity decreased by $268 million. The following table reconciles our opening and closing common equity positions:

Nine months ended September 30,	2011

Common equity - opening	$5,124,970
Net loss	(42,978)
Change in unrealized appreciation on available for sale investments, net of tax	(118,634)
Share repurchases	(15,781)
Common share dividends	(91,758)
Preferred share dividends	(27,656)
Share-based compensation	29,583
Foreign currency translation adjustment and other	(641)

Common equity - closing	$4,857,105

As previously discussed, we recognized $792 million of net losses (net of related reinstatement premiums) related to significant catastrophe events during the first nine months of 2011. There is significant uncertainty associated with our estimate of net losses in relation to these events, as detailed in the “Underwriting Results – Group’ section of this report, as well as the timing of the associated cash outflows. We expect that this will result in an increase in our net paid losses in future quarters. Our cash flow from operations for the first nine months of 2011 approached $1 billion; we continue to anticipate that cash flows from operations combined with the liquidity provided by our investment portfolio will be sufficient to cover our cash outflows, including our contractual commitments, through the foreseeable future.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2011, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income (loss) available to common shareholders	$212,058	$238,842	$(70,634)	$555,505
Net realized investment gains, net of tax(1)	(56,610)	(75,291)	(123,334)	(116,124)
Foreign exchange (gains) losses, net of tax(2)	(60,721)	25,502	(27,112)	(10,496)

Operating income (loss)	$94,727	$189,053	$(221,080)	$428,885

Net income (loss) per share - diluted	$1.66	$1.78	$(0.58)	$4.04
Net realized investment gains, net of tax	(0.44)	(0.56)	(1.02)	(0.84)
Foreign exchange (gains) losses, net of tax	(0.48)	0.19	(0.22)	(0.08)

Operating income (loss) per share - diluted	$0.74	$1.41	$(1.82)	$3.12

Weighted average common shares and common share equivalents - diluted(3)	128,002	134,406	121,197	137,382

Average common shareholders’ equity	$4,845,022	$5,172,120	$4,991,038	$5,174,591

ROACE (annualized)	17.5%	18.5%	(1.9% )	14.3%

Operating ROACE (annualized)	7.8%	14.6%	(5.9% )	11.1%

(1)	Tax cost of $947 and $1,240 for the three months ended September 30, 2011 and 2010, respectively, and $1,843 and $1,201 for the nine months ended September 30, 2011 and 2010, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)	Tax (cost) benefit of ($109) and ($541) for the three months ended September 30, 2011 and 2010, respectively, and ($142) and $81 for the nine months ended September 30, 2011 and 2010, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)	Refer to Note 8 to the Consolidated Financial Statements for further details on the dilution calculation.

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

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as noted below, we are not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations. In our opinion, the eventual outcome of these legal proceedings is not expected to have a material effect on our financial condition, results of operations, cash flows or liquidity.

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

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number (or Approximate
	Total Number	Average	Purchased as Part of	Dollar Value) of Shares That May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Announced Plans
Period	Purchased	Per Share	Plans or Programs(a)	or Programs(b)
July 1-31, 2011	26,485	$ 31.13	-	$ 593.4 million
August 1-31, 2011	3,281	$ 28.20	-	$ 593.4 million
September 1-30, 2011	1,925	$ 27.78	-	$ 593.4 million
Total	31,691		-	$ 593.4 million
(a)	Share repurchases relating to tax withholdings upon vesting of restricted stock awards are excluded from our share repurchase plan.

(b)	On September 24, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $750 million of our common shares until December 31, 2012. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	2012 Directors Annual Compensation Program

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless AXIS Capital Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 2, 2011

AXIS CAPITAL HOLDINGS LIMITED

By:	/S/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/S/ ALBERT BENCHIMOL
Albert Benchimol
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)