Form 10-K
period 2011-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2012-02-22
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was approximately $3.4 billion.

At February 7, 2012, there were outstanding 130,847,292 common shares, $0.0125 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 3, 2012 are incorporated by reference in Part III of this Form 10-K.

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

These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence and magnitude of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to these models,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business,

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values, and

•	the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in this report.

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

GENERAL

AXIS Capital is the Bermuda-based holding company for the AXIS group of companies and was incorporated on December 9, 2002. AXIS Specialty Bermuda commenced operations on November 20, 2001. AXIS Specialty Bermuda and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer consummated on December 31, 2002. We provide a broad range of specialty (re)insurance on a worldwide basis, through operating subsidiaries and branch networks based in Bermuda, the United States, Canada, Europe, Australia and Singapore. We also maintain marketing offices in Brazil, France and Spain. Our business consists of two distinct global underwriting platforms, AXIS Insurance and AXIS Re.

At December 31, 2011, we had common shareholders’ equity of $4.9 billion, total capital of $6.4 billion and total assets of $17.8 billion.

OUR BUSINESS STRATEGY

Our mission is to be a leading, diversified specialty (re)insurance company, as measured by quality, sustainability and profitability.

Our business strategy is to leverage our management’s extensive expertise, experience and long-standing market relationships to expand our business globally. We manage a book of business diversified both geographically and by product line. We seek to provide high-quality products and services to our clients, while maintaining profitability and generating superior returns on equity over the underwriting cycle. Historically, we have focused on organic growth, which we have supplemented with small acquisitions. Risk management is a strategic priority embedded in our culture and our Risk Management department continues to monitor, review and refine our enterprise risk management framework.

The markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for (re)insurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable for (re)insurers. Historically, underwriting capacity has been impacted by several factors, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results and the ratings and financial strength of competitors.

SEGMENT INFORMATION

Our underwriting operations are organized around two global underwriting platforms, AXIS Insurance and AXIS Re. Therefore we have two reportable segments, insurance and reinsurance. Except for goodwill and intangible assets, we do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio. For additional information relating to our reportable segments, see Note 3 to our Consolidated Financial Statements presented under Item 8, ‘Financial Statements and Supplementary Data’ and ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ under Item 7.

The table below presents gross premiums written in each of our reportable segments for each of the most recent three years.

Year ended December 31,	2011	2010	2009
Insurance	$2,121,829	$1,916,116	$1,775,590
Reinsurance	1,974,324	1,834,420	1,811,705

Total	$4,096,153	$3,750,536	$3,587,295

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

•

Marine: provides coverage for traditional marine classes, including offshore energy, cargo, liability, recreational marine, fine art, specie, hull and war. Offshore energy coverage includes physical damage, business interruption, operators extra expense and liability coverage for all aspects of offshore upstream energy, from exploration and construction through the operation and distribution phases.

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

•

Liability: primarily targets primary and low/mid-level excess and umbrella commercial liability risks in the U.S. excess and surplus lines markets. Target industry sectors include construction, manufacturing, transportation and trucking and other services. We also target middle to high excess liability business in the London and Bermuda wholesale markets and primary and excess liability business in the Canadian marketplace.

•

Accident & health: includes accidental death, travel insurance and specialty health products for employer and affinity groups, financial institutions, schools and colleges, as well as accident & health reinsurance for catastrophic or per life events on a quota share and/or excess of loss basis, with aggregate and/or per person deductibles.

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

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2011		2010		2009
Aon	$397,189	19%	$303,264	16%	$270,658	15%
Marsh	388,834	18%	363,454	19%	309,278	17%
Willis	203,011	10%	180,583	9%	150,197	9%
Other brokers	881,285	41%	844,509	44%	803,183	45%
Managing general agencies and underwriters	251,510	12%	224,306	12%	242,274	14%

Total	$2,121,829	100%	$1,916,116	100%	$1,775,590	100%

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

Reinsurance Segment

Lines of Business and Distribution

Our reinsurance segment operates through offices in Bermuda, New York, Zurich, Singapore and São Paolo. We focus on writing business on an excess of loss basis, where possible, whereby we typically provide an indemnification to the reinsured entity for a portion of losses both individually and in the aggregate, on policies in excess of a specified individual or aggregate loss deductible. We also write business on a proportional basis, receiving an agreed percentage of the premium and accepting liability for the same percentage of incurred losses. Reinsurance may be written on a portfolio (i.e. treaty) basis or on an individual risk (i.e. facultative) basis. The majority of our business is written on a treaty basis and primarily produced through reinsurance brokers worldwide.

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

•

Professional Lines: covers directors’ and officers’ liability, employment practices liability, medical malpractice, lawyers’ and accountants’ liability, environmental liability and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. Business is written on both a proportional and excess of loss basis.

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

•

Motor: provides coverage to cedants for motor liability and property damage losses arising out of any one occurrence. The occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence.

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

•	Other: includes aviation, marine, personal accident and crop reinsurance.

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2011		2010		2009
Aon	$727,102	37%	$622,703	34%	$677,810	37%
Marsh	566,451	29%	547,470	30%	496,900	27%
Willis	335,387	17%	305,474	16%	322,512	18%
Other brokers	161,486	8%	198,779	11%	144,860	8%
Direct	183,898	9%	159,994	9%	169,623	10%

Total	$1,974,324	100%	$1,834,420	100%	$1,811,705	100%

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

RESERVE FOR UNPAID LOSSES AND LOSS EXPENSES

We establish a reserve for losses and loss expenses (“loss reserves”) for claims that arise from our (re)insurance products. These loss reserves are balance sheet liabilities representing management’s best estimate of the amounts we will be required to pay in the future for claims that have occurred on or before the balance sheet date, whether already reported to us (“case reserves”) or not yet reported to us (“IBNR reserves”).

The table on the following page presents the development of our loss reserves since inception. This table does not present accident year or policy development data.

The top line of the table shows our initial reported gross loss reserves at the end of each year and is reconciled to our net unpaid loss reserves by adjusting for reinsurance recoverable on unpaid losses. Our net unpaid loss reserves represent the estimated amount of net losses and loss expenses arising in the current year and all prior years that remain unpaid at the balance sheet date.

The next section of the table shows our re-estimated net unpaid loss reserves at the end of each succeeding year. The cumulative redundancies on net reserves reflect cumulative differences between our initial net loss reserve estimates and the currently re-estimated net loss reserves. Annual changes in these estimates are referred to as net favorable prior period reserve development and are recognized in our Consolidated Statements of Operations during the year of the re-estimation; these amounts are the net result of a number of underlying movements, both favorable and adverse.

The lower portion of the table shows the portion of the net unpaid loss reserve estimate that was paid (i.e. claims paid) by the end of each subsequent year. This section of the table provides an indication of the portion of the re-estimated net unpaid loss reserve that is settled and is unlikely to develop in the future.

Our historical net paid losses and loss expenses are but one of many quantitative and qualitative factors considered in establishing the amount of our loss reserves; see the ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ section of Item 7 for further information on the establishment of management’s best estimate of loss reserves on a quarterly basis. For additional information regarding the significant underlying movements in our estimate of loss reserves during the most recent three years, refer to the ‘Underwriting Results – Group – Underwriting Expenses’ section of Item 7. Note that the conditions and trends that affected the development of our loss reserves in the past may not necessarily recur in the future. Accordingly, it is not appropriate to project future redundancies based on the historical experience in this table.

Also included in the table is the impact of foreign exchange rate movements during each year presented. Portions of our loss reserves relate to claims expected to be paid in currencies other than our reporting currency, the U.S. Dollar. Movements in foreign exchange rates, therefore, result in variations in our estimated net loss reserves. Such variations are recognized as they arise, as part of net losses and loss expenses in our Consolidated Statements of Operations. For example, during the year ended December 31, 2011, depreciation in the rates of exchange between the euro and Sterling and the U.S. dollar drove a $16 million reduction in our net loss reserves established prior to and during 2011. To minimize the impact of foreign exchange driven volatility associated with our loss reserves denominated in foreign currencies, we generally hold cash and investments and/or derivative instruments denominated in the same currencies.

At the bottom of the table is a reconciliation of our re-estimated gross loss reserves with our re-estimated net unpaid loss reserves as of December 31, 2011. As our ceded reinsurance programs cover different lines of business and accident years, net and gross loss experience will not necessarily develop proportionately.

To facilitate an understanding of the information provided in the table, the following is an example using net loss reserves established at December 31, 2005. It can be seen from the top section of the table that at December 31, 2005, our estimate of loss reserves net of unpaid reinsurance recoverable was $3,270 million.

The next section of the table shows that our current estimate of net unpaid loss reserves for events occurring on or before December 31, 2005 is $2,366 million. The cumulative redundancy from our initial estimate of $905 million was recognized over the course of the following six calendar years: $217 million in 2006, $115 million in 2007, $188 million in 2008, $221 million in 2009, $100 million in 2010 and the remaining $64 million in 2011.

The following section of the table presents our cumulative claims paid at the end of each subsequent year. Of the net $1,931 million we have paid subsequent to December 31, 2005, $880 million was paid in 2006, $413 million in 2007, $208 million in 2008, $270 million in 2009, $102 million in 2010 and the remaining $58 million in 2011.

In summary, at December 31, 2005, we estimated our net loss reserves payable for claims arising from loss events occurring on or before that date were $3,270 million. At December 31, 2011, we have paid $1,931 million towards settlement of these claims and now believe that we will ultimately pay $2,366 million for full settlement.

It is important to note that the redundancies in our loss reserves noted in the table are cumulative and, therefore, should not be added together. In 2011, we revised our cumulative December 31, 2005 estimate of net loss reserves from $2,429 million to $2,366 million. This favorable development of $64 million is also be included in each column to the right of the December 31, 2005 column, to recognize that the redundancy was also embedded in our estimated loss reserves at December 31 of each of the following years.

	Year ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Gross reserves for losses and loss expenses	$963	$215,934	$992,846	$2,404,560	$4,743,338	$5,015,113	$5,587,311	$6,244,783	$6,564,133	$7,032,375	$8,425,045
Reinsurance recoverable	-	(1,703)	(124,899)	(564,314)	(1,473,241)	(1,310,904)	(1,297,539)	(1,314,551)	(1,381,058)	(1,540,633)	(1,736,823)

Net reserves for unpaid losses and loss expenses	963	214,231	867,947	1,840,246	3,270,097	3,704,209	4,289,772	4,930,232	5,183,075	5,491,742	6,688,222
Net reserves re-estimated as of:
1 Year later	$165	$158,443	$686,235	$1,457,250	$3,053,561	$3,367,232	$3,913,485	$4,507,061	$4,870,020	$5,234,281
2 Years later	165	141,290	539,110	1,179,851	2,938,734	3,076,025	3,533,313	4,235,219	4,623,109
3 Years later	165	109,711	434,221	1,080,083	2,750,476	2,773,158	3,281,011	4,007,046
4 Years later	196	97,981	386,029	962,910	2,529,259	2,576,226	3,074,010
5 Years later	196	96,864	347,544	889,190	2,429,724	2,445,150
6 Years later	196	96,179	326,729	863,225	2,365,515
7 Years later	196	92,517	315,548	839,214
8 Years later	196	89,664	312,628
9 Years later	196	89,218
10 Years later	196
Cumulative redundancy on net reserves	$767	$125,013	$555,319	$1,001,032	$904,582	$1,259,059	$1,215,762	$923,186	$559,966	$257,461
Cumulative net paid losses as of:
1 Year later	$15	$47,838	$108,547	$291,695	$880,120	$636,266	$615,717	$982,036	$1,042,890	$953,035
2 Years later	125	56,781	169,853	432,963	1,292,738	999,280	1,147,990	1,539,713	1,592,741
3 Years later	165	66,569	202,136	511,325	1,500,652	1,355,821	1,461,494	1,936,555
4 Years later	165	63,835	221,644	574,874	1,771,039	1,513,350	1,655,688
5 Years later	165	72,323	245,978	615,920	1,873,052	1,625,423	.
6 Years later	165	80,099	254,676	650,110	1,930,682
7 Years later	165	81,130	263,412	677,351
8 Years later	165	83,276	269,909
9 Years later	165	83,272
10 Years later	165
Impact of foreign exchange and other	$-	$961	$3,240	$4,664	$(13,329)	$23,581	$28,588	$(133,345)	$82,018	$(25,282)	$(16,462)
Gross reserve for losses and loss expenses re-estimated	$196	$110,705	$429,666	$1,371,101	$3,733,186	$3,578,354	$4,139,108	$5,217,882	$5,969,271	$6,757,130
Reinsurance recoverable re-estimated	-	(21,487)	(117,038)	(531,887)	(1,367,671)	(1,133,204)	(1,065,098)	(1,210,836)	(1,346,162)	(1,522,849)

Net reserve for unpaid losses and loss expenses re-estimated	196	89,218	312,628	839,214	2,365,515	2,445,150	3,074,010	4,007,046	4,623,109	5,234,281
Cumulative redundancy on gross reserve	$767	$105,229	$563,180	$1,033,459	$1,010,152	$1,436,759	$1,448,203	$1,026,901	$594,862	$275,245

CASH AND INVESTMENTS

We seek to balance the investment portfolios’ objectives of (1) increasing book value with (2) the generation of relatively stable investment income, while providing sufficient liquidity to meet our claims and other obligations. Liquidity needs arising from potential claims are of primary importance and are considered in asset class participation and the asset allocation process. Intermediate maturity investment grade fixed income securities have duration characteristics similar to our expected claim payouts and are therefore central to our investment portfolio’s asset allocation. At December 31, 2011, the duration of our fixed maturities portfolio was approximately 3 years, which approximates the estimated duration of our net insurance liabilities.

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

With regard to our investment portfolio, we utilize third party investment managers for security selection and trade execution functions, subject to our guidelines and objectives for each asset class. This enables us to actively manage our investment portfolio with access to top talents specializing in various products and markets. We select the managers based on various criteria including investment style, track record, performance and corporate governance. Additionally, we monitor approved investment asset classes for each subsidiary through analysis of our operating environment, including expected volatility of cash flows, overall capital position, regulatory and rating agency considerations. The Finance Committee of our Board of Directors approves our overall group asset allocation targets and investment policy and guidelines to ensure that they are consistent with our overall goals, strategies and objectives. We also have an Investment and Finance Committee, comprising senior management, which oversees the implementation of our investment strategy.

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

RISK AND CAPITAL MANAGEMENT

Risk management framework – Overview

Mission and objectives

The mission of Enterprise Risk Management (ERM) at AXIS is to promptly identify, measure, report and monitor risks that affect the achievement of our strategic, operational and financial objectives. The key objectives of our risk management framework are to:

•	Protect our capital base and earnings by monitoring our risks against our stated risk tolerances;

•	Promote a sound risk management culture through disciplined and informed risk taking;

•	Enhance value creation and contribute to an optimal risk-return profile by providing the basis for efficient capital deployment;

•	Support our group-wide decision making process by providing reliable and timely risk information; and

•	Safeguard AXIS’s reputation.

Risk governance

At the heart of our risk management framework is a governance process with responsibilities for taking, managing, monitoring and reporting risks. We articulate the roles and responsibilities for risk management throughout the organization, from the Board of Directors and the Chief Executive Officer to our business and functional areas, thus embedding risk management throughout the business (see ‘Risk Governance and Risk Management Organization’ section).

To support our governance process, we rely on our documented policies and guidelines. Our Risk Standards specify our principles, risk appetite and tolerances for managing individual and aggregate risks. We also have procedures to approve exceptions and procedures for referring risk issues to senior management and the Board of Directors. Our qualitative and quantitative risk reporting framework provides transparency and early warning indicators to senior management with regard to our overall risk profile, adherence to risk tolerances and improvement actions both at an operating entity and Group level.

Various governance and control bodies (such as Management Audit Committees) coordinate to help to ensure that objectives are being achieved, risks are identified and appropriately managed and internal controls are in place and operating effectively.

Internal capital model

An important aspect to our risk management framework is our internal capital model. Utilizing this modeling framework provides us with a holistic view of the capital we put at risk in any year by allowing us to understand the relative interaction among the risks impacting us. This integrated approach recognizes that a single risk factor can affect different sub-portfolios and that different risk factors can have different mutual dependencies. We attempt to continually review and strengthen the capabilities, functionality and user benefits of our internal capital model framework as our business, risk landscape and external environment continue to evolve.

As well as being used to measure capital adequacy (see ‘Capital Management’ section), our internal capital model is used as a tool in managing our business and for strategic planning via capital allocations and through to portfolio monitoring, investment asset allocations and transaction evaluations.

Risk diversification

As a global (re)insurer offering a variety of products across different businesses, diversification is a key component of our business model and risk framework. Diversification enhances our ability to manage our risks by limiting the impact of a single event and contributing to relatively stable long-term results and general risk profile. The degree to which the diversification effect can be realized depends not only on the correlation between risks but also the level of relative concentration of those risks. Therefore, our aim is to maintain a balanced risk profile without any disproportionately large risks. Our internal capital model considers the level of correlation and diversification between individual risks and we measure concentration risk consistently across our business units in terms of pre and post diversified internal risk capital requirements.

Risk appetite and limit framework

Our integrated risk management framework considers material risks in our business either from investments, underwriting or in our operations across the world. Large risks that might accumulate and have the potential to produce substantial losses are subject to our global risk appetite and limit framework. Our risk appetite, as authorized by our Board of Directors, represents the amount of risk that we are willing to accept within the constraints imposed by our capital resources as well as the expectations of our stakeholders as to the type of risk we hold within our business. At an annual aggregated level, we manage our total risk exposure so that the potential financial loss from all risks in any one year (at a group and operating entity level) is unlikely to exceed a defined percentage of our total capital at different return periods.

Specific risk limits are defined and translated into a consistent framework across our identified risk categories and across our operating entities, and are intended to limit the impact of individual risk types or accumulations of risk. Individual limits are established through an iterative process to ensure that the overall framework complies with our group-wide requirements on capital adequacy and risk accumulation.

We monitor risk, through, for example, risk dashboards and limit consumption reports. These are intended to allow us to detect potential deviations from our internal risk limits at an early stage.

External perspectives

Various external stakeholders, among them regulators, rating agencies, investors and accounting bodies, are placing increasing emphasis on the importance of sound risk management in our industry.

New regulatory regimes, such as Solvency II in the European Union (“EU”) and the equivalent framework in Bermuda, emphasize a risk-based and economic approach, based on comprehensive quantitative and qualitative assessments and reports. Our internal capital model framework, while incorporating our internal approach to managing risks, also reflects our current interpretation of the evolving Solvency II and related standards.

Risk governance and risk management organization

The key elements of our governance framework, as it relates specifically to risk management, are described below.

Board of Directors’ Level

Our Board of Directors has oversight responsibility for the Group’s risk management. It approves any changes to the guidelines and key principles of our risk framework. The Risk Committee of our Board (‘Risk Committee’) which serves as a focal point for this oversight, recommends to the Board any changes to the Group’s risk tolerances, reviews the measurement of adherence to these, monitors the aggregation of risk, and reviews top risk issues and exposures. The Risk Committee further reviews the Group’s general risk policies and procedures to satisfy itself that effective systems of risk management have been established and are maintained.

The Risk Committee assesses the independence and objectivity of our Group Risk Management function (‘Group Risk’), approves its terms of reference and reviews its ongoing activities. The Risk Committee receives regular reports from Group Risk and assesses whether significant risk issues are being addressed by management.

The Finance Committee of our Board oversees the Group’s investment of funds and adequacy of financing facilities. This includes approval of the Group’s strategic asset allocation plan. The Risk Committee ensures compliance with the Group’s risk framework. The Audit Committee of our Board, which is supported by our internal audit function, is responsible for overseeing internal controls and compliance procedures and also reviews with management and the Chairman of the Risk Committee the Group’s guidelines and policies regarding risk assessment and risk management.

Group executive level

Our management Executive Committee formulates our business objectives and risk strategy within the overall risk appetite set by our Board. It allocates capital resources and limits across the Group, with the objective of balancing return and risk. While the management Executive Committee is responsible overall for risk management, it has delegated some authority to various committees. Three Executive level committees focus on the Group’s risk exposure:

•

Our Risk Management Committee (RMC) has responsibility for reviewing the allocation of capital, approving individual risk limits and determining changes to our internal risk capital methodology. The RMC also reviews new business plans in the context of our risk framework and defined risk appetite. Further, the RMC reviews and advises management with respect to certain individual transactions in accordance with the quantitative and qualitative criteria outlined in our business referral guidelines.

•

Our Investment & Finance Committee oversees the Group’s investment activities by, among other things, monitoring market risks, the performance of our investment managers and the Group’s asset-liability management, liquidity positions and investment policies and guidelines. The Investment & Finance Committee also prepares the Group’s strategic asset allocation and presents it to the Finance Committee of the Board for approval.

•	Our Reinsurance Security Committee (RSC) sets out the financial security requirements of our reinsurance counterparties and recommends tolerance levels for different types of ceded business.

Group risk management organization

As a general principle, management in each of our business units is responsible in the first instance for both the risks and returns of its decisions. Management is the ‘owner’ of risk management processes and is responsible for managing our business within defined risk tolerances.

Our Chief Risk Officer leads our independent Group Risk function, which is responsible for oversight of risk taking activity across the Group and providing guidance and support for risk management practices. Group Risk is responsible for developing methods and processes for identifying, measuring, managing and reporting risk. This forms the basis for informing the Risk Committee and RMC of the Group’s risk profile. Group Risk develops our risk management framework and oversees the adherence to this framework at the Group and operating entity level. Our Chief Risk Officer regularly reports risk matters to the Chief Executive Officer, management Executive Committee and the Risk Committee.

Our global risk management network also includes Risk Officers within our business units and investment department. These local risk units, which have regular and close interaction with Group Risk, assist with embedding the risk management framework into our business.

Internal Audit, an independent, objective function, reports to the Audit Committee of the Board on the effectiveness of our risk management framework. This includes assurance that key business risks have been adequately identified and managed appropriately and that our system of internal control is operating effectively. Internal audit also provides an independent validation of our internal capital model and coordinates risk-based audits, compliance reviews, and other specific initiatives to evaluate and address risk within targeted areas of our business.

Our risk governance structure is further complemented by our Legal Department which seeks to mitigate legal and regulatory compliance risks with support from other departments. This includes ensuring that significant developments in law and regulations are observed and that we react appropriately to impending legislative changes and applicable court rulings.

Risk Landscape

Our risk landscape comprises strategic, insurance, credit, market, operational, liquidity and other risks that arise as a result of doing business. We provide definitions of these risk categories in the following sections as well as our related risk management. Across these risk categories, we identify and evaluate emerging threats and opportunities through a systemic framework that includes the assessment of potential surprise factors that could affect known loss potentials.

Strategic Risk

Strategic risk is the risk of loss arising from our inability to pursue an opportunity, implement appropriate business plans or adapt to changes in the external environment. We assess any strategic action in the context of our risk framework by reviewing the specific impact of the strategy against of our classes of risk prior to the action taking place. Additionally, what we learn about risk through our monitoring, reporting and control processes provides important feedback in terms of reevaluating our risks and, therefore, reevaluating our business strategy.

We undertake a strategic business planning process on an annual basis which is overseen by our management Executive Committee, business segment Boards and our Board of Directors. Our internal capital model provides an input into this process by providing an assessment as to whether our prospective business and investment strategies are in line with our defined risk appetite and objectives, at both the group and operating entity level. The model also provides a basis for optimizing our risk-return profile by providing consistent risk measurement across the Group. The model outputs are reviewed and supplemented with management’s judgment and business experience and expertise.

We specifically evaluate the risks of potential merger and acquisition transactions both from a quantitative and qualitative perspective. We conduct risk assessments of merger and acquisition transactions to evaluate risks specifically related to the integration of acquiring a business. Additionally, we have governance procedures in place to review and approve potential new initiatives within our existing businesses in order to evaluate whether the risks are well understood and justified by the potential rewards.

Insurance Risk

Insurance risk is the inherent uncertainty as to the occurrence, amount and timing of insurance liabilities transferred to us through the underwriting process.

Since our inception in 2001, we have expanded our international underwriting presence, with offices in Bermuda, the U.S., Europe, Singapore, Canada, Latin America and Australia. Our disciplined underwriting approach coupled with a group-wide peer review process has enabled us to manage this growth in a controlled and consistent manner.

A critical element of our management of insurance risk is our peer review process which allows us to monitor market conditions and aggregations risk-by-risk, at the highest levels within the Group. Underwriting is also conducted in accordance with other protocols, including underwriting guidelines which provide a framework for consistent pricing and risk analysis and ensuring alignment to our risk appetite. Our business units set limits on underwriting capacity, and cascade authority to individuals based on their specific expertise.

We also have significant audit coverage across our business units, including Management Initiated Audits (“MIAs”). MIAs are audits of underwriting and claims files performed by teams independent of those who originated the transactions, the purpose of which is to test the robustness of our underwriting, claims and operating processes and to recognize any early indicators of future trends in our operational risk.

Reinsurance purchasing

Another key component of our mitigation of insurance risk is the purchase of reinsurance on both a treaty (covering a portfolio of risks) and facultative (single risk) basis. We primarily purchase reinsurance within AXIS Insurance, on both our short and long tail lines of business.

For treaty reinsurance, we purchase both proportional and non-proportional cover. Under proportional reinsurance, we cede an agreed proportion of the premiums and the losses and loss adjustment expenses on the policies we underwrite. We primarily use proportional reinsurance on our casualty and professional lines portfolio, whereby we protect against higher loss frequency rather than specific events. We also use non-proportional reinsurance, whereby losses up to a certain amount (i.e. our retention) are borne by us. Using non-proportional reinsurance we can limit our liability with a retention which reflects our willingness and ability to bear risk, and therefore in line with our risk appetite. We primarily purchase the following forms of non-proportional reinsurance:

•

Excess of loss per risk – the reinsurer indemnifies us for loss amounts of all individual policies effected, defined in the treaty terms and conditions. Per risk treaties are an effective means of risk mitigation against large single losses (e.g. a large fire claim).

•	Catastrophe excess of loss – provides aggregate loss cover for our insurance portfolio against the accumulation of losses incurred from a single event (e.g. windstorm).

We have a centralized Ceded Reinsurance department which coordinates external treaty reinsurance purchasing across the Group and is overseen by our Reinsurance Purchasing Group (RPG). The RPG, which includes our Chief Executive Officer, Chief Risk Officer and Chairman of AXIS Insurance, approves each treaty placement, and aims to ensure that appropriate diversification exists within our counterparty panels.

Facultative reinsurance is case by case risk transfer which we may also use to complement treaty reinsurance by covering additional risks above and beyond what is already covered in treaties. Facultative reinsurance is monitored through our peer review processes.

Natural peril catastrophe risk

Natural catastrophes such as earthquakes, storms and floods represent a challenge for risk management due to their accumulation potential and occurrence volatility. In managing natural catastrophe risk, our internal risk tolerance framework aims to limit both the loss of capital due to a single event and the loss of capital that would occur from multiple (but perhaps smaller events) in any year. Within this framework, we have an established risk tolerance for single event, single zone probable maximum loss (PML) within defined zones and at various return periods. For example, at the 1-in-250 year return period, we are not willing to expose more than 25% of our prior quarter-end common-equity from a single event within a single zone.

The table below shows our PML estimates for certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2012 and 2011:

At January 1, (in millions of U.S. dollars)		2012			2011
Single zone/single event	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period
Southeast	U.S. Hurricane	$488	$689	$981	$609	$866	$1,236
Northeast	U.S. Hurricane	100	324	631	73	221	544
Mid-Atlantic	U.S. Hurricane	190	485	1,014	131	373	900
Gulf of Mexico	U.S. Hurricane	334	457	743	287	421	683
California	Earthquake	435	625	971	471	722	1,128
Europe	Windstorm	242	355	538	326	441	646
Japan	Earthquake	188	296	565	203	316	663
Japan	Windstorm	74	121	144	88	150	178

The return period refers to the frequency with which losses of a given amount or greater are expected to occur. A zone is a geographic area in which the insurance risks are considered to be correlated to a single catastrophic event. Estimated losses from a modeled event are grouped into a single zone, as shown above, based on where the majority of the total estimated industry loss is expected to occur. In managing zonal concentrations, we aim to ensure that the geography of single events is suitably captured, but distinct enough that they track specific types of events. For example, our definition of Southeast wind encompasses five states, including Florida, while our definition of Gulf Wind encompasses four states, including Texas.

Our PMLs take into account the fact that an event may trigger claims in a number of lines of business. For instance, our U.S. hurricane modeling includes the estimated pre-tax impact to our financial results arising from our catastrophe, property, engineering, energy, marine and aviation lines of business. Our PMLs include assumptions regarding the location, size and magnitude of an event, the frequency of events, the construction type and a property’s susceptibility to damage, and the cost of rebuilding the property. Loss estimates for non-U.S. zones will be subject to foreign exchange rates, although we may mitigate this currency variability from a book value point of view.

As indicated in the table above, our modeled single occurrence 1-in-100 year return period PML for a Southeast hurricane, net of reinsurance, is approximately $0.7 billion. According to our modeling, there is a one percent chance that on an annual basis, our losses incurred from a Southeast hurricane event could be in excess of $0.7 billion. Conversely, there is a 99% chance that on an annual basis, the loss from a Southeast hurricane will fall below $0.7 billion.

We have developed our PML estimates using multiple commercially available vendor models, including AIR and RMS (which we also use for pricing catastrophe risk). These models cover the major peril regions where we face potential exposure. We supplement the hypothetical loss scenarios generated by the vendor models with historical loss information and underwriters judgment. We combine the outputs of catastrophe models with our estimate of non-modeled perils and other factors which we believe, from our experience, provides us with a more complete view of catastrophe risk.

Our PML estimates are based on assumptions that are inherently subject to significant uncertainties and contingencies. These uncertainties and contingencies can affect actual losses and could cause actual losses to differ materially from those expressed above. We aim to reduce the potential for model error in a number of ways, the most important of which is by ensuring that management’s judgment supplements the model outputs. We also perform ongoing model validation both within our business units and through our catastrophe model validation unit. These validation procedures include sensitivity testing of models to understand their key variables and, where possible, back testing the model outputs to actual results.

Our estimated net losses from peak zone catastrophes may change from period to period as a result of several factors, which include but are not limited to, updates to vendor catastrophe models, changes in our own modeling, changes in our underwriting portfolios, changes to our reinsurance purchasing strategy and changes in foreign exchange rates. During 2011, following our validation work, we incorporated the inputs of RMS version 11 in our catastrophe modeling. As a result of this, our U.S. wind PMLs moderately increased, although, year over year, the impact of this was partially offset or outweighed (depending on zone) by a rebalancing of our portfolio as we reacted to changing market pricing conditions.

Man-made catastrophe risk

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

As an example of our approach, our assessment of terrorism risk is based on a mixture of qualitative and quantitative data (e.g. for estimating property damage, business interruption, mortality and morbidity subsequent to an attack of a predefined magnitude), which we use to control, limit and manage our aggregate terrorism exposure. We use commercially available vendor modeling and bespoke modeling tools to measure accumulations around potential terrorism accumulation zones on a deterministic and probabilistic basis. We supplement the results of our modeling with underwriting judgment.

Reserving risk

Our loss reserving process demands data quality and reliability and requires a quantitative and qualitative review of both our overall reserves and individual large claims. Within a structured control framework, claims information is communicated on a regular basis throughout our organization, including to senior management, to provide an increased awareness regarding the losses that have taken place throughout the insurance markets. The detailed and analytical reserving approach that follows is designed to absorb and understand the latest information on our reported and unreported claims, to recognize the resultant exposure as quickly as possible, to make appropriate and realistic provisions in our financial statements. We have well established processes for determining carried reserves, which we endeavor to apply consistently over time.

Reserving for long-tail lines of business represents a significant component of reserving risk. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because of a stacking-up effect: we carry reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on long-tail business in a variety of ways. First, we limit the amount of long-tail business we write in line with maintaining a well-balanced and diversified global portfolio of business. In 2011, our long-tail net premiums written (namely liability and motor business) represented 16% of our total premium written. We also purchase reinsurance on the liability business written in our insurance segment to reduce our net positions. Secondly, we follow a disciplined underwriting process that utilizes available information, including industry trends.

Another significant component of reserving risk relates to the estimation of losses in the aftermath of a major catastrophe event. For further discussion on this, as well as a description of our reserving process, refer to ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ under Item 7.

Claims handling risk

In accepting risk, we are committing to the payment of claims and therefore these risks must be understood and controlled. We have claims teams located throughout our main business units. Our claim teams include a diverse group of experienced professionals, including claims adjusters and attorneys. We also use approved external service providers, such as independent adjusters and appraisers, surveyors, accountants, investigators and specialist attorneys, as appropriate.

We maintain claims handling guidelines and claims reporting control and escalation procedures in all our claims units. Large claims matters are reviewed during weekly claims meetings. The minutes from each meeting are circulated to our underwriters, senior management and others involved in the reserving process. To maintain communication between underwriting and claims teams, claims personnel regularly report at underwriting meetings and frequently attend client meetings.

AXIS fosters a strong culture of review among its claims teams. This includes MIAs, whereby senior claims handlers audit a sample of claim files. The process is designed to ensure consistency between the claims units and to develop group wide best practices.

When we receive notice of a claim, regardless of size, it is recorded within our underwriting and claims system. To assist with the reporting of significant claims, we have also developed a standard format and procedure to produce “flash reports” for significant events and potential losses, regardless of whether we have exposure. Our process for flash reporting allows a direct notification to be communicated to underwriters and senior management worldwide. Similarly, for natural peril catastrophes, we have developed a catastrophe database, along with catastrophe coding in certain systems, that allows for the gathering, blending and reporting of loss information as it develops from early modeled results to fully adjusted and paid losses.

Credit Risk

Credit risk represents the risk of incurring financial loss due to the diminished creditworthiness (eroding credit rating and, ultimately, default) of our third party counterparties. We distinguish between three types of credit exposure; the risk of issuer default from instruments in which we invest or trade, such as corporate bonds; counterparty exposure in a direct contractual relationship, such as retrocession; and the risk we assume through our (re)insurance contracts, such as our credit and political risk and trade credit and bond lines of business.

Credit risk aggregation

We monitor and control the aggregation of credit risk on a group-wide basis by assigning limits on the maximum credit exposure we are willing to assume by single obligors and groups, industry sector, country, region or other inter-dependencies. Our credit exposures are aggregated based on the origin of risk. Limits are based and adjusted on a variety of factors including the prevailing economic environment and the nature of the underlying credit exposures. During 2011, we reduced our internal risk limit to certain European countries, which we believe have been subject to credit deterioration due to weaknesses in their economic and fiscal situations.

Our credit aggregation measurement and reporting process is facilitated by our credit risk exposure database, which contains relevant information on counterparty details and credit risk exposures. The database is accessible by management throughout the Group, thus providing transparency to allow for the implementation of active exposure management strategies. We also license third party databases to provide credit risk assessments. The global sovereign debt crisis has resulted in heightened concerns about the creditworthiness of certain countries (e.g. Greece, Ireland, Italy, Spain and Portugal), sectors (e.g. banking) and individual entities. We are monitoring all our credit aggregations and, where appropriate, we have adjusted our internal risk limits (see above) and/or taken specific actions to reduce our risk exposures. Refer to ‘Cash and Investments’ in Item 7 for a tabular disclosure of eurozone exposure for our fixed maturity portfolio.

Credit risk aggregation is also managed through minimizing overlaps in underwriting, financing and investing activities.

Credit risk relating to investing activities

With our fixed maturity investment portfolio, which represents approximately $11 billion or 61% of our total assets, we are exposed to potential losses arising from the diminished creditworthiness of issuers of bonds as well as third party counterparties such as custodians. We limit such credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. Treasury and Agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our fixed maturities portfolio for securities rated A- or above and 1% or less of our fixed maturities portfolio for securities rated below A-.

We also have credit risk relating to our cash and cash equivalents. In order to mitigate concentration and operational risks related to cash and cash equivalents, we limit the maximum amount of cash that can be deposited with a single counterparty and additionally limit acceptable counterparties based on current rating, outlook and other relevant factors.

Credit risk relating to reinsurance recoverable assets

Within our reinsurance purchasing activities, we are exposed to the credit risk of a reinsurer failing to meet its obligations under our reinsurance contracts. To help mitigate this, all of our reinsurance purchasing is subject to financial security requirements specified by our RSC. The RSC maintains a list of approved reinsurers, performs credit risk assessments for potential new reinsurers, regularly monitors approved reinsurers with consideration for events which may have a material impact on their creditworthiness, recommends counterparty tolerance levels for different types of ceded business and monitors concentrations of credit risk. This assessment considers a wide range of individual attributes, including a review of the counterparty’s financial strength, industry position and other qualitative factors.

We monitor counterparty credit quality and exposures, with special monitoring of those cases that merit close attention.

Credit risk relating to our underwriting portfolio

In our insurance segment, we provide credit insurance primarily for lenders (financial institutions) seeking to mitigate the risk of non-payment from their borrowers primarily in emerging markets. This product has complemented our more traditional political risk insurance business in recent years. For the credit insurance contracts, it is necessary for the buyer of the insurance, most often a bank, to hold an insured asset, most often an underlying loan, in order to claim compensation under the insurance contract. The vast majority of the credit insurance provided is for single-name illiquid risks, primarily in the form of senior secured bank loans that can be individually analyzed and underwritten. As part of this underwriting process, an evaluation of credit-worthiness and reputation of the obligor is critical and forms the cornerstone of the underwriting process. We generally require that our clients retain a share of each transaction that we insure. A key element to our underwriting analysis is the assessment of recovery in the event of default and, accordingly, the strength of the collateral and the enforceability of rights to the collateral are paramount. We avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also seek to avoid terms in our credit insurance contracts which introduce liquidity risk, most notably, in the form of a collateralization requirement upon a ratings downgrade. We also provide protection against sovereign default or sovereign actions that result in impairment of cross-border investments for banks and corporations. Of note, we do not have any direct sovereign credit insurance exposure to any of the eurozone countries. Our contracts generally include conditions precedent to our liability relating to the enforceability of the insured transaction and restricting amendments to the transaction documentation, obligations on the insured to prevent and minimize losses, subrogation rights (including rights to have the insured asset transferred to us) and waiting periods. Under most of our policies, a loss payment is made in the event the debtor failed to pay our client when payment is due subject to a waiting period of up to 180 days.

In our reinsurance segment, we provide reinsurance of credit and bond insurers exposed to the risks of financial loss arising from non-payment of trade receivables covered by a policy (credit insurance) or non-performance (bonding). Our credit insurance exposures are concentrated primarily within Western European economies, while our surety bond exposures are concentrated primarily within Latin American and Western European economies.

Market Risk

Market risk is the risk that our financial instruments may be negatively impacted by movements in financial market prices or rates such as equity prices, interest rates, credit spreads and foreign exchange rates. Fluctuations in market rates primarily affect our investment portfolio.

Through asset and liability management, we aim to ensure that economic factors influence the value of our investments and that of our loss reserves and other liabilities in the same way; thus mitigating the effect of market fluctuations. For example, we reflect important features of our liabilities, such as maturity patterns and currency structures, on the assets side of the balance sheet by acquiring investments with similar characteristics.

We supplement our asset-liability management with various internal policies and limits. As part of our strategic asset allocation process, different asset strategies are simulated and stressed in order to evaluate the ‘best’ portfolio (given return objectives and risk constraints) at both the group and operating entity level. We centralize the management of asset classes to control aggregation of risk, and provide a consistent approach to constructing portfolios as well as the selection process of external asset managers. We have limits on the concentration of investments by single issuers and certain asset classes, and we limit the level of illiquid investments (see liquidity risk below). Further, our investment guidelines do not permit the use of leverage in any of our fixed maturity portfolios.

We regularly stress test our investment portfolios using historical and hypothetical scenarios to analyze the impact of unusual market conditions and to ensure potential investment losses remain within our risk appetite. At an annual aggregated level, we manage the total risk exposure to our investment portfolio so that the ‘total return’ investment loss in any one year is unlikely to exceed a defined percentage of our common equity at a defined return period.

We manage foreign currency risk by seeking to match our estimated (re)insurance liabilities payable in foreign currencies with assets, including cash and investments that are also denominated in such currencies. Where necessary, we use derivative financial instruments for economic hedging purposes. For example, in certain circumstances, we use forward contracts and currency options, to economically hedge portions of our un-matched foreign currency exposures.

Operational Risk

Operational risk represents the risk of financial loss as a result of inadequate processes, system failures, human error or external events. We have a dedicated team within Group Risk responsible for overseeing the management of operational risks, applying a centrally coordinated methodology to identify and assess risks. We have developed a group-wide operational risk framework that focuses on early recognition of operational risks. As part of this, we maintain an operational loss-event database which helps us better monitor and analyze potential operational risk, identify any trends, and, where necessary, put in place improvement actions to avoid occurrence or recurrence of operational loss events.

We manage transaction type operational risks through the application of process controls throughout our business. In testing these controls, we supplement the work of our internal audit team, with regular underwriting and claim MIAs (as discussed above).

We have specific processes and systems in place to focus on high priority operational matters such as information security, managing business continuity, and third party vendor risk:

•

Major failures and disasters which could cause a severe disruption to working environments, facilities and personnel, represent a significant operational risk to us. Our Business Continuity Management framework strives to protect critical business functions from these effects to enable us to carry out our core tasks in time and at the quality required. During 2011, we continued to review our Business Continuity Planning procedures through cyclical planned tests.

•

Dedicated security standards are in place for our IT systems to ensure the proper use, availability and protection of our information assets. During 2011, we continued to enhance our data synchronization architecture across our multi-regional data centers to increase the availability of our core processing systems, communication networks, and databases. Applications with automated workflows were deployed which enforce access to our respective enterprise systems and require periodic recertification. We also expanded our intrusion prevention monitoring, upgraded our anti-malware protections, implemented data loss prevention capability, segmented the telecommunications architecture, refreshed all user access tokens, increased the strength of our data encryption, and deployed mobile device management technology to meet the demands of a more versatile and dispersed workforce.

•

Our use of third party vendors exposes us to a number of increased operational risks, including the risk of security breaches, fraud, non-compliance with laws and regulations or internal guidelines and inadequate service. We manage material third party vendor risk, by, among other things, performing a thorough risk assessment on potential large vendors, reviewing a vendor’s financial stability, ability to provide ongoing service and business continuity planning.

Liquidity Risk

Liquidity risk is the risk that we may not have sufficient liquid financial resources to meet our obligations when they fall due, or would have to incur excessive costs to do so. As a (re)insurer, our core business generates liquidity primarily through premium and investment income. Our exposure to liquidity risk stems mainly from the need to cover potential extreme loss events and regulatory constraints that limit the flow of funds within the Group. To manage these risks, we have a range of liquidity policies and measures in place:

•

We maintain cash and cash equivalents and high quality, liquid investment portfolios to meet expected outflows, as well as those that could result from a range of potential stress events. We place internal limits on the maximum percentage of cash and investments which may be in a restricted form as well as a minimum percentage of our investment portfolio to mature within a defined timeframe.

•	We maintain committed borrowing facilities, as well as access to diverse funding sources to cover contingencies. Funding sources include asset sales, external debt issuances and lines of credit.

Capital Management

Our capital management strategy is to maximize long-term shareholder value by optimizing capital allocation while managing capital in accordance with our desired financial strength rating, as well as regulatory and solvency requirements.

We monitor the capital positions of the Group and operating entity level and apply regular stress tests based on adverse scenarios. This allows us to take appropriate measures to ensure the continued strength of capital and solvency positions, and also enables us to take advantage of growth opportunities as they arise. Such measures are performed as and when required and include traditional capital management tools (e.g. dividends, share buy-backs, issuances of shares or debt) or through changes to our risk exposure (e.g. recalibration of our investment portfolio or changes to our reinsurance purchasing strategy).

Internal capital adequacy

Our internal capital model plays an important role in the management and allocation of internal capital. Our internal capital requirement captures the potential for severe, but rare, aggregate losses over a one-year time horizon, which we also measure, monitor and report at more extreme return periods. Our internal capital model is also used to manage risks resulting from reasonably possible smaller adverse events that could occur in the near-term, because the results allow us to analyze our exposure to each source of risk both separately and in aggregate.

Regulatory capital requirements

In each country in which we operate, the local regulator specifies the minimum amount and type of capital that each of the regulated entities must hold in support of their liabilities. We target to hold, in addition to the minimum capital required to comply with the solvency requirements, an adequate buffer to ensure that each of our operating entities meets its local capital requirements. Refer to Note 18 of the Consolidated Financial Statements, under Item 8 for further information.

Rating agency capital requirements

Rating agencies apply their own models to evaluate the relationship between the required risk capital of a company and its available capital resources. The assessment of capital adequacy is usually an integral part of the rating agency process. Meeting rating agency capital requirements and maintaining strong credit ratings are strategic business objectives of the AXIS Group. For further information on our financial strength refer to the ‘Liquidity and Capital Resources’ section in Item 7 of this report.

REGULATION

General

The business of (re)insurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. In addition, many jurisdictions are currently evaluating changes to their regulation and AXIS is monitoring these potential developments. To the extent AXIS is aware of impending changes in regulation, we designate project teams to prepare the organization to comply on a timely basis with such anticipated changes. The following describes the current material regulations under which the Company operates.

Bermuda

Our Bermuda insurance operating subsidiary, AXIS Specialty Bermuda, is a Class 4 general business insurer subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”). The Insurance Act provides that no person may carry on any insurance or reinsurance business in or from within Bermuda unless registered as an insurer by the BMA under the Insurance Act. The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies. Significant requirements pertaining to Class 4 insurers include the appointment of an independent auditor, the appointment of a loss reserve specialist, the appointment of a principal representative in Bermuda, the filing of annual and quarterly Statutory Financial Returns, the filing of annual GAAP financial statements, the filing of an annual capital and solvency return, compliance with minimum and enhanced capital requirements, compliance with certain restrictions on reductions of capital and the payment of dividends and distributions, compliance with group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct.

In 2011, the BMA notified AXIS Specialty Bermuda that it intended to act as group supervisor and that it had designated AXIS Specialty Bermuda as the ‘designated insurer’ of the AXIS group of insurance companies. In accordance with the Group Supervision and Insurance Group Solvency Rules which came into effect on January 16, 2012, the AXIS insurance group is now required to prepare and submit annual audited group GAAP financial statements, annual group statutory financial statements, an annual group statutory financial return, an annual group capital and solvency return and quarterly group unaudited financial returns. Enhanced group capital requirements will come into effect in 2013.

AXIS Capital, AXIS Specialty Bermuda and AXIS Specialty Holdings Bermuda Limited must also comply with provisions of the Bermuda Companies Act 1981, as amended (the “Companies Act”), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.

The Singapore branch of AXIS Specialty Bermuda (established in 2008) is also regulated by the Monetary Authority of Singapore pursuant to The Insurance Act of Singapore, and is registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and regulated by ACRA pursuant to the Singapore Companies Act. Prior to establishing its Singapore branch, AXIS Specialty Bermuda had maintained a representative office in Singapore since 2004.

AXIS Specialty Holdings Bermuda Limited

AXIS Specialty Holdings Bermuda Limited is an intermediate holding company for AXIS Specialty Bermuda. It is not subject to insurance regulation.

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

Although the insurance industry generally is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) was signed into law. Certain sections of that act pertain to the regulation and business of insurance. Specifically, the Federal Insurance Office was created (“FIO”). Initially the

FIO will have limited authority and mainly collect information and report on the business of insurance to Congress. In addition, Dodd-Frank contained the Nonadmitted and Reinsurance Reform Act of 2010 (“NRRA”). NRRA attempts to coordinate the payment of surplus lines taxes, simplify the granting of alien insurers to become surplus lines authorized and coordinates the credit for certain reinsurance. Various sections of Dodd-Frank become effective over time and regulations have yet to be drafted for certain provisions. AXIS does not anticipate that Dodd-Frank will have any material effect on its operations or finances this year, but will continue to monitor its implementation.

Operations of AXIS Specialty Bermuda, AXIS Re Ltd., AXIS Re Europe, AXIS Specialty Europe, AXIS Specialty London and AXIS Specialty Australia

The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of (re)insurance within their jurisdictions by (re)insurers that are not admitted to do business within such jurisdictions, or conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in all 50 of the United States, the District of Columbia, Puerto Rico and all other U.S. territories. AXIS Specialty Bermuda and AXIS Re Ltd. (including its branch AXIS Re Europe) are not licensed or eligible to write business in the United States. AXIS Specialty Bermuda, AXIS Specialty Europe and AXIS Re Ltd. do not maintain offices, solicit, advertise, underwrite, settle claims or conduct any insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized.

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

Our European legal entities will be subject to Solvency II regulation when the directive is implemented in Ireland in 2013. Solvency II is a risk based capital regime that consolidates and modernizes European (re)insurance regulation and supervision. Under Solvency II, European (re)insurers will calculate capital in accordance with a new standard formula or approved internal model, implement a risk management framework and governance measures and fulfill enhanced disclosure requirements.

Ireland

AXIS Specialty Europe

AXIS Specialty Europe is a non-life insurance limited liability company incorporated under the laws of Ireland and is authorized and regulated by the Central Bank of Ireland (“CBI”) pursuant to the Insurance Acts 1909 to 2000, as amended, statutory instruments and the Central Bank Acts 1942 – 2010, as well as regulations relating to general insurance. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes of business. AXIS Specialty Europe may also write reinsurance business up to certain limitations within the classes of insurance business for which it is authorised. Significant additional regulation that applies to AXIS Specialty Europe includes the CBI’s 2010 Corporate Governance Code for Credit Institutions and Insurance Undertakings and the CBI’s 2011 Fit and Proper requirements.

Ireland is a member of the European Economic Area, (“EEA”), which comprises each of the countries of the European Union, (“EU”), and Iceland, Lichtenstein and Norway. Ireland transposed the EU’s Third Non-Life Insurance Directive into Irish law. This directive introduced a single system for the authorization and financial supervision of non-life insurance companies by their home state. Under this system, AXIS Specialty Europe is permitted to provide insurance services to clients located in any other EEA member state (“Freedom of Services”), provided it has notified the CBI and subject to compliance with any “general good requirements” as may be established by the applicable EEA member state regulators. AXIS Specialty Europe has notified the CBI of its intention to provide insurance services from Ireland and the United Kingdom on a Freedom of Services basis in all 30 EEA countries.

The Third Non-Life Directive also permits AXIS Specialty Europe to carry on insurance business in any other EEA member state under the principle of “Freedom of Establishment.” In May 2003, AXIS Specialty Europe established a UK branch known as AXIS Specialty London. The CBI remains responsible for the prudential supervision of the UK branch, however, AXIS Specialty London must also comply with the “general good” requirements of the Financial Services Authority of the United Kingdom.

In July 2008, AXIS Specialty Europe established AXIS Specialty Australia, a branch office in Australia to transact general insurance business. While the CBI continues to be the responsible supervisory authority, the Australia Prudential Regulation Authority is also responsible for prudential supervision of the branch. AXIS Specialty Europe is also registered with the Australia Securities Investment Commission in accordance with Australia’s Corporations Act 2001, as amended.

AXIS Re Ltd.

AXIS Re Ltd. is a reinsurance limited liability company incorporated under the laws of Ireland. AXIS Re Ltd. is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the European Communities (Reinsurance) Regulations 2006 (the “Regulations”). The Regulations, as amended, which gave effect to the EU Reinsurance Directive, provide a comprehensive framework for the authorization and supervision of reinsurers in Ireland. Significant additional regulation that applies to AXIS Re Ltd. includes the CBI’s 2010 Corporate Governance Code for Credit Institutions and Insurance Undertakings, the CBI’s 2007 Corporate Governance for Reinsurance Undertakings Guidance and the CBI’s Fit and Proper requirements.

The EU Reinsurance Directive provides that the authorization and supervision of European reinsurers is the responsibility of the EU member where the head office of the relevant reinsurer is located. Once authorized in its home state, a reinsurer is automatically entitled to conduct reinsurance business in all EEA member states under the principles of Freedom of Establishment and Freedom of Services, similar to the system that applies to EU based insurers. The Reinsurance Directive provides that the home state regulator is fully responsible for the financial and prudential supervision of a reinsurer, including business it carries on in other countries, either through branches or Freedom of Services.

In September 2003, AXIS Re Ltd. established a branch in Zurich, Switzerland, known as AXIS Re Europe. The Swiss Financial Market Supervisory Authority (FINMA) does not impose additional regulation upon a Swiss branch of a foreign reinsurer.

AXIS Re Ltd. has obtained local regulatory permissions to reinsure companies in Brazil, Chile, Columbia, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru and Venezuela.

AXIS Re Ltd. has marketing offices in Brazil, France and Spain. These offices are representative offices only and no business may be written or any regulated activity conducted from these offices. AXIS Re Limited Escritório de Representação No Brasil Ltda. was established in Brazil as a subsidiary of AXIS Re Ltd. to facilitate the Brazilian regulatory requirements for approval of a representative office of AXIS Re Ltd.

AXIS Specialty Holdings Ireland Ltd.

AXIS Specialty Holdings Ireland Ltd. is the holding company for AXIS Specialty Europe Ltd and AXIS Re Ltd. In its capacity as a holding company of EU regulated (re)insurance companies, AXIS Specialty Holdings Ireland Ltd. is subject to certain of the CBI’s consolidated solvency requirements.

AXIS Specialty Global Holdings Limited

AXIS Specialty Global Holdings Limited is an intermediate holding company for the AXIS U.S. (re)insurance companies. It is not subject to insurance regulation.

United Kingdom

Under the law of England and Wales, a company may only conduct insurance and/or reinsurance business in the United Kingdom upon authorization. AXIS Specialty Bermuda and the U.S. (re)insurance subsidiaries are not authorized to conduct insurance and/or reinsurance business in the United Kingdom. AXIS Re Ltd. is authorized to transact business in the United Kingdom on a freedom of services basis pursuant to the reinsurance directive, and AXIS Specialty Europe is authorized to transact business in the U.K. on a freedom of services basis pursuant to the Third Non-Life Insurance Directive and to conduct business in the U.K. on a freedom of establishment basis through its branch, AXIS Specialty London.

Switzerland

AXIS Re Ltd. conducts reinsurance business from its branch in Zurich, Switzerland, subject to the supervision of the CBI. AXIS Specialty Europe, AXIS Specialty Bermuda and the U.S. (re)insurance subsidiaries are not authorized to conduct insurance or reinsurance business in Switzerland.

Singapore

AXIS Specialty Bermuda conducts (re)insurance business from its branch in Singapore, subject to the supervision of the BMA and the Monetary Authority of Singapore. AXIS Specialty Europe, AXIS Re Ltd., and the U.S. (re)insurance subsidiaries are not authorized to conduct insurance or reinsurance business in Singapore.

Canada

AXIS Reinsurance Company conducts (re)insurance business from its branch in Canada, subject to the supervision of the New York Department of Insurance and the Office of the Superintendent of Financial Institutions Canada (“OSFI”), the federal regulatory authority that supervises federal Canadian and non-Canadian insurance companies operating in Canada pursuant to the Insurance Companies Act (Canada). The branch is authorized by OSFI to transact insurance and reinsurance. In addition, the branch is subject to the laws and regulations of each of the provinces and territories in which it is licensed.

AXIS Specialty Europe, AXIS Re Ltd., AXIS Specialty Bermuda and the U.S. other insurance subsidiaries are not otherwise authorized to conduct insurance or reinsurance business in Canada.

Australia

AXIS Specialty Europe conducts (re)insurance business from its branch in Australia, subject to the supervision of the CBI and the Australian Prudential Regulatory Authority (APRA). Significant additional regulation that applies to AXIS Specialty Australia includes branch capital adequacy, assets in Australia, risk management and governance.

AXIS Specialty Bermuda, AXIS Re Ltd. and the U.S. (re)insurance subsidiaries are not authorized to conduct insurance or reinsurance business in Australia.

Other Countries

The AXIS (re)insurance companies also (re)insure risks in many countries in accordance with regulatory permissions and exemptions available to non-admitted (re)insurers.

EMPLOYEES

As of February 17, 2012 we had approximately 1,100 employees. We believe that our employee relations are excellent.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore file periodic reports, proxy statements and other information, including reports filed by officers and directors under Section 16(a) of the Exchange Act, with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as us) and the address of that site is http://www.sec.gov. Our common shares are traded on the NYSE with the symbol “AXS” and you can review similar information concerning us at the office of the NYSE at 20 Broad Street, New York, New York, 10005. Our Internet website address is http://www.axiscapital.com. Information contained in our website is not part of this report.

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

Increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Also, changes in global climate conditions may further increase the frequency and severity of catastrophe activity and losses in the future. As examples of the impact of catastrophe events, in 2011, we recognized total net losses and loss expenses of $647 million for the Japanese earthquake and tsunami, the February earthquake near Christchurch, New Zealand and associated June aftershock. In 2010, we recognized net losses and loss expenses of $256 million as a result of the Chilean and September New Zealand earthquakes and in 2008 we recognized $408 million of losses and loss expenses in relation to Hurricanes Ike and Gustav. These events materially reduced our net income for those years. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophe events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophe events could have a material adverse effect on our results of operations or financial condition.

The (re)insurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

The (re)insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often offset by an increasing supply of (re)insurance capacity, via capital provided by new entrants, new capital market instruments and/or the commitment of additional capital by existing (re)insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the (re)insurance business significantly.

In recent years, we experienced a softening market cycle throughout many of our property and liability lines of business, with increased competition, surplus underwriting capacity and deteriorating rates, terms and conditions all having an impact on our ability to write business. While a number of factors, including but not limited to the frequency and severity of recent global catastrophe activity and the current interest rate environment, appear to be contributing to rate hardening in certain business lines, there can be no assurance of a broad cycle turn in the near future.

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

Our fixed maturities, which represent 88% of our total investments at December 31, 2011, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, resulting in a lower book value. Conversely, a low interest rate environment, such as the current environment, can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are invested at lower rates. This reduces our overall profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. Our fixed maturities may also be adversely impacted by fluctuations in credit spreads. A credit spread is the difference between the yield on the fixed maturity security of a particular borrower (or a class of borrowers with a specified credit rating) and risk-free rates (commonly defined as the yield of a U.S. Treasury of similar maturity). Accordingly, as credit spreads widen, the fair value of a non-U.S. Treasury fixed maturity security will underperform a U.S. Treasury security of similar maturity.

Given our reliance on external investment managers, we are also exposed to operational risks, which may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans.

Global economic conditions could materially and adversely affect our business, results of operations and financial condition.

In recent years, worldwide financial markets experienced unprecedented volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events resulted in extraordinary responses by governments worldwide, including the enactment of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act in 2009 and Dodd-Frank in 2010 in the U.S. This market turmoil affected (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Although there were some indications of stability in the financial markets in 2010, the downgrade in the S&P credit rating for U.S. government securities and economic instability in the eurozone during 2011 resulted in additional global financial market turmoil and economic instability. There continues to be significant uncertainty regarding the timeline for a full global economic recovery. As such, evolving market conditions may continue to affect our results of operations, financial position and capital resources. In the event that there is further deterioration or volatility in financial markets or general economic conditions, our results of operations, financial position and/or liquidity, and competitive landscape could be materially and adversely affected.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition, results of operations and/or liquidity.

We have substantial exposure to unexpected losses resulting from war, acts of terrorism and political instability. In certain instances, we specifically (re)insure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, there can be no assurance that a court or arbitration panel will interpret policy language or otherwise issue a ruling favorable to us. Accordingly, we can offer no assurance that our reserves will be adequate to cover losses should they materialize.

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

While we believe that our loss reserves at December 31, 2011 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses being significantly greater or less than the reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2011 as well as claims expected to arise from the unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.

The inherent potential volatility in a loss reserve estimate is particularly pronounced for a company like ours that has a limited operating history and, therefore, places reliance on industry benchmarks. When establishing our single point best estimate of loss reserves at December 31, 2011, our management applied informed judgment to consider many qualitative factors that may not have been fully captured in actuarial estimates. Such factors included, but were not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information due to our relatively short operating history.

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

As industry practices and legal, judicial, social, political and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims, such as the effects that recent disruptions in the credit markets could have on the number and size of reported claims under directors and officers and professional liability insurance lines of business. In some instances, these changes may not become apparent until some time after we have issued the insurance or reinsurance contracts that are affected by the changes. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors (see ‘If actual claims exceed our loss reserves, our financial results could be adversely affected’ above). As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our results of operations or financial condition.

We seek to mitigate our loss exposure by writing a number of our (re)insurance contracts on an excess of loss basis. Excess of loss (re)insurance indemnifies the insured against losses in excess of a specified amount. We generally limit the program size for each client on our insurance business and purchase reinsurance for many of our lines of business. In the case of proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure through geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. In addition, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks may not be enforceable in the manner we intend. We cannot be sure that any of these loss limitation methods will be effective and mitigate our loss exposure. As a result of these risks, one or more catastrophe or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations or financial condition.

We utilize models to estimate our exposures to catastrophe events but there may be substantial differences between the model estimates and our actual experience.

Catastrophe modeling utilizes a mix of historical data, scientific theory and mathematical methods. We believe that there is considerable uncertainty in the data and parameter inputs for the insurance industry catastrophe models. In that regard, there is no universal standard in the preparation of insured data for use in the models and the running of modeling software. In our view, the accuracy of the models depends heavily on the availability of detailed insured loss data from actual recent large catastrophes. Due to the limited number of events, there is significant potential for substantial differences between the modeled loss estimate and actual company experience for a single large catastrophe event. This potential difference could be even greater for perils with limited or no modeled annual frequency, such as U.S. earthquake, or less modeled annual severity, such as European windstorm. We are also reliant upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between our loss and that of the industry following a catastrophe event. In addition, actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protection we purchase is exhausted or otherwise unavailable.

The risk associated with reinsurance underwriting could adversely affect us.

In our reinsurance business, we do not always separately evaluate each of the individual risks assumed under reinsurance treaties. This is common among reinsurers. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

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

We purchase reinsurance for our (re)insurance operations in order to mitigate the volatility of losses upon our financial results. A reinsurer’s insolvency, or inability or refusal to make payments under the terms of its reinsurance agreement with us, could have a material adverse effect on our business because we remain liable to the insured. From time to time, market conditions have limited, and in some cases have prevented, (re)insurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs.

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

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as processing policies and paying claims. A shutdown or inability to access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Computer viruses, hackers and other external hazards including catastrophe events could expose our data systems to security breaches. These risks could expose us to data loss and damages. As a result, our ability to conduct our business might be adversely affected.

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

Neither AXIS Specialty Bermuda nor AXIS Re Ltd. is licensed or admitted as a (re)insurer in any jurisdiction other than Bermuda, Ireland and Singapore. Because the U.S. and some other jurisdictions do not permit insurance companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security mechanisms are in place, our reinsurance clients in these jurisdictions typically require AXIS Specialty Bermuda and AXIS Re Ltd. to provide letters of credit or other collateral. Our credit facilities are used to post letters of credit. However, if our credit facilities are not sufficient or if we are unable to renew our credit facilities or arrange for other types of security on commercially affordable terms, AXIS Specialty Bermuda and AXIS Re Ltd. could be limited in their ability to write business for some of our clients.

A downgrade in our financial strength or credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.

As our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. A downgrade, withdrawal or negative watch/outlook by any of these institutions could cause our competitive position in the (re)insurance industry to suffer and make it more difficult for us to market our products. If we experience a credit rating downgrade, withdrawal or negative watch/outlook in the future, we could incur higher borrowing costs and may have more limited means to access capital. A downgrade, withdrawal or negative watch/outlook could also result in a substantial loss of business for us, as ceding companies and brokers that place such business may move to other (re)insurers with higher ratings.

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

Our (re)insurance subsidiaries conduct business globally. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our (re)insurance subsidiaries are domiciled require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting regulations. These laws and regulations also limit or restrict payments of dividends and reductions of capital. These statutes, regulations and policies may also restrict the ability of these subsidiaries to write (re)insurance contracts, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from these statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our (re)insurance subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies could have an adverse effect on our business.

Potential government intervention in our industry as a result of recent events and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.

Government intervention and the possibility of future government intervention have created uncertainty in the (re)insurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of (re)insurers. An example of such intervention was the expansion of the Florida Hurricane Catastrophe Fund in 2007, which increased the capacity of the Fund to compete against commercial providers of catastrophe reinsurance. In addition, in December 2007, the TRIEA of 2007 extended the material provisions of TRIA for an additional seven years to December 31, 2014 and expanded coverage to include domestic acts of terrorism.

In addition, in recent years certain U.S. and non-U.S. judicial and regulatory authorities, including U.S. Attorney’s Offices and certain state attorneys general, have commenced investigations into other business practices in the insurance industry. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:

•	Providing reinsurance capacity in markets and to consumers that we target;

•	Requiring our further participation in industry pools and guaranty associations;

•	Expanding the scope of coverage under existing policies; e.g., following large disasters;

•	Further regulating the terms of (re)insurance contracts; or

•	Disproportionately benefiting the companies of one country over those of another.

In addition, although the U.S. federal government has not historically regulated insurance, there have been proposals from time to time, and especially after the recent global financial crisis, to impose federal regulation on the insurance industry. For example, in 2010, Dodd-Frank established a FIO within the U.S. Treasury. This FIO initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, Dodd-Frank gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as ‘systemically important’. While we do not believe that we are systemically important, as defined in Dodd-Frank, Dodd-Frank or additional federal regulation that is adopted in the future could impose significant burdens on us, impact the ways in which we conduct our business, increase compliance costs, duplicate state regulation and/or could result in a competitive disadvantage.

In addition, the transitional provisions of the European Parliament’s “Solvency II” directive will be effective January 1, 2013, with full implementation expected on January 1, 2014. Solvency II will replace the existing European Commission (“E.C.”) (re)insurance legislation and has three pillars: (i) a risk based capital assessment, including the approval of internal capital models, (ii) a principles-based risk governance framework, and (iii) external regulatory disclosure obligations. Our European subsidiaries AXIS Specialty Europe and AXIS Re Ltd. are working towards becoming Solvency II compliant. The Bermuda Monetary Authority (“BMA”) is seeking “equivalence” under the Solvency II directive and the E.C. has completed a preliminary equivalence assessment, identifying certain areas for improvement prior to granting full equivalence. AXIS Specialty Limited is working towards meeting the new BMA requirements. Many of the detailed requirements are still being finalized by the E.C. The final implementation of the Solvency II directive may require us to incur considerable expense in order to comply with the requirements and the adoption of new capital modeling rules could impact the levels of capital required to operate our Bermuda and European subsidiaries. Solvency II could also increase our compliance costs and impact the way in which we conduct our business and govern our subsidiaries.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our (re)insurance worldwide primarily through (re)insurance brokers and derive a significant portion of our business from a limited number of brokers. MMC (Marsh & McLennan Companies, Inc.), including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation and Willis Group Holdings Ltd., provided a total of 63% of our gross premiums written during 2011. Our relationships with these brokers are based on the quality of our underwriting and claim services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other (re)insurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us and these brokers may favor their own (re)insurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we pay amounts owed on claims under our (re)insurance contracts to brokers, and these brokers pay these amounts over to the clients that have purchased (re)insurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or ceding insurer for the deficiency.

Conversely, in certain jurisdictions, when the insured or ceding insurer pays premiums for these policies to brokers for payment over to us, these premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with brokers with whom we transact business. These risks are heightened during periods characterized by financial market instability and/or an economic downturn or recession.

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

Developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other relevant financial statement line items. In particular, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”, and together with the FASB, the “Boards”) are working jointly on an insurance contract project. The IASB and FASB, respectively, issued a related Exposure Draft and Discussion Paper in 2010 and the Boards are currently redeliberating significant issues based on feedback received. The accounting and reporting guidance for insurance contracts proposed by the Boards would result in a material change from the current insurance accounting models toward more fair value-based models. Additionally, the Boards continue to develop a comprehensive model for accounting for and reporting of financial instruments, which may lead to further recognition of fair value changes through net income. Changes resulting from these two projects could introduce significant volatility in the earnings of insurance industry participants. There remains considerable uncertainty with respect to the final outcome of these two projects.

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

Under Bermuda law, non-Bermudians, with some limited exceptions, may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government only upon showing that, after proper public advertisement in most cases, no Bermudian or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate has applied who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the duration of work permits to between six and nine years, with specified exemptions for “key” employees. In March 2004, the Bermuda government announced an amendment to the immigration policy which expanded the categories of occupations recognized by the government as “key” and for which businesses are eligible to apply for holders of jobs in those categories to be exempt from the six to nine year term limits. The categories include senior executives (chief executive officers, presidents through vice presidents), managers with global responsibility, senior financial posts (treasurers, chief financial officers through controllers, specialized qualified accountants, quantitative modeling analysts), certain legal professionals (general counsel, specialist attorneys, qualified legal librarians and knowledge managers), senior insurance professionals (senior underwriters, senior claims adjustors), experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers/managers. All executive officers who work in our Bermuda office that require work permits have obtained them.

Competition in the insurance industry could reduce our growth and profitability.

The (re)insurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international (re)insurers and with Lloyds’ underwriting syndicates, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the (re)insurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse effect on our growth and profitability.

Our ability to pay dividends and to make payments on indebtedness may be constrained by our holding company structure.

AXIS Capital is a holding company and has no direct operations of its own. AXIS Capital has no significant operations or assets other than its ownership of the shares of its operating (re)insurance subsidiaries, AXIS Specialty Bermuda, AXIS Re Ltd., AXIS Specialty Europe, AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus and AXIS Insurance Co. (collectively, our “Insurance Subsidiaries”). Dividends and other permitted distributions from our Insurance Subsidiaries (in some cases through our subsidiary holding companies), are our primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and make distributions. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business and our ability to pay dividends and make payments on our indebtedness.

Global climate change may have a material adverse effect on our results of operation and financial condition if we are not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors.

The frequency and severity of natural catastrophe activity, including hurricanes, tornadoes, floods and droughts, has been greater in recent years. Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution and there is debate as to whether this has caused a gradual increase in global average temperatures. Increasing global average temperatures may continue in the future and could impact our business in the long-term. However, there is no clear consensus in the scientific community regarding the effect of global environmental factors on the frequency and severity of catastrophes. Climatologists concur that heat from the ocean drives hurricanes, but they cannot agree on how much ocean temperature changes alter the annual outlook. In addition, it is unclear whether rising sea temperatures are part of a longer cycle.

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

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given each of AXIS Capital and AXIS Specialty Bermuda an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to AXIS Capital, AXIS Specialty Bermuda or any of their respective operations, shares, debentures or other obligations until March 31, 2035. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035.

Our non-U.S. companies may be subject to U.S. tax that may have a material adverse effect on our results of operations.

AXIS Capital, AXIS Specialty Holdings Bermuda Limited and AXIS Specialty Bermuda are Bermuda companies, AXIS Specialty Holdings Ireland Limited (“AXIS Ireland Holdings”), AXIS Re Ltd., AXIS Specialty

Europe, and AXIS Specialty Global Holdings Limited are Irish companies, AXIS Specialty U.K. Holdings Limited (“AXIS U.K. Holdings”) is a U.K. company, Sirius Australia Pty Limited and Dexta are Australian companies, AXIS Re Limited Escritório de Representação No Brasil Ltda. is a Brazilian company and AXIS Specialty Canada Services, ULC is a Canadian company. We intend to manage our business so that each of these companies will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on (re)insurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that any of AXIS Capital or its non-U.S. subsidiaries is/are engaged in a trade or business in the United States. If AXIS Capital or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business. If this were to be the case, our results of operations could be materially adversely affected.

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

Trading income derived from the (re)insurance businesses carried on in Ireland by AXIS Specialty Europe and AXIS Re Ltd. is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various EU member states have, from time to time, called for harmonization of the corporate tax base within the EU. Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates or tax base in the EU. The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax. If, however, tax laws in Ireland change so as to increase the general corporation tax rate in Ireland, our results of operations could be materially adversely affected.

If investments held by AXIS Specialty Europe or AXIS Re Ltd. are determined not to be integral to the (re)insurance businesses carried on by those companies, additional Irish tax could be imposed and our business and financial results could be materially adversely affected.

Based on administrative practice, taxable income derived from investments made by AXIS Specialty Europe and AXIS Re Ltd. is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the (re)insurance businesses carried on by those companies. AXIS Specialty Europe and AXIS Re Ltd. intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the (re)insurance businesses carried on by AXIS Specialty Europe and AXIS Re Ltd. If, however, investment income earned by AXIS Specialty Europe or AXIS Re Ltd. exceeds these thresholds, or if the administrative practice of the Irish Revenue Commissioners changes, Irish corporation tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected.

Changes in U.S. federal income tax law or the manner in which it is interpreted could materially adversely affect us.

Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States, but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates. A similar provision was included as part of President Obama’s proposed budget for fiscal year 2012. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on us. In addition, existing interpretations of U.S. federal income tax laws could change, also resulting in an adverse impact on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no outstanding, unresolved comments from the SEC staff at December 31, 2011.

ITEM 2.	PROPERTIES

We maintain office facilities in the United States, Bermuda, Europe, Canada, Australia, Singapore and Latin America. We own the property in which our offices are located in Dublin, Ireland, and we lease office space in the other countries. We renew and enter into new leases in the ordinary course of business as required. Our global headquarters is located at 92 Pitts Bay Road, Pembroke, Bermuda. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Except as noted below, we are not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations; estimated amounts payable under such proceedings are included in the reserve for losses and loss expenses in our Consolidated Balance Sheets. In our opinion, the eventual outcome of these legal proceedings is not expected to have a material effect on our financial condition, results of operations, cash flows or liquidity.

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We continued to believe that the lawsuit was completely without merit and on that basis vigorously defended the filed action. However, for the sole purpose of avoiding additional litigation costs, we reached an agreement in principal with the plaintiffs during the first quarter of 2011 to settle all claims and causes of action in this matter for an immaterial amount. On June 27, 2011, the District Court preliminarily approved the terms and conditions of the settlement and are awaiting issuance of the final settlement order.

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

Our common shares are listed on the New York Stock Exchange under the symbol “AXS”. The following table provides the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2011			2010
	High	Low	Dividends Declared	High	Low	Dividends Declared

1st Quarter	$37.81	$32.07	$0.23	$32.29	$27.22	$0.21
2nd Quarter	$36.63	$30.23	$0.23	$32.47	$28.65	$0.21
3rd Quarter	$32.40	$24.80	$0.23	$33.35	$29.20	$0.21
4th Quarter	$32.99	$25.03	$0.24	$37.15	$32.58	$0.23

On February 2, 2012, the number of holders of record of our common shares was 52. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding the number of common shares we repurchased in the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
October 1-31, 2011	576	$31.12	-	$ 593.4 million
November 1-30, 2011	1,123,858	$31.22	1,120,354	$ 558.5 million
December 1-31, 2011	488,402	$30.71	488,300	$ 543.5 million
Total	1,612,836		1,608,654	$ 543.5 million
(a)	Share repurchases relating to tax withholdings upon vesting of restricted stock and restricted stock units are excluded from our share repurchase plan.
(b)	On September 24, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $750 million of our common shares until December 31, 2012. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial information for the last five years. This data should also be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented under Item 8 and with ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ under Item 7.

	At and For The Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$4,096,153	$3,750,536	$3,587,295	$3,390,388	$3,590,090
Net premiums earned	3,314,961	2,947,410	2,791,764	2,687,181	2,734,410
Net investment income	362,430	406,892	464,478	247,237	482,873
Net realized investment gains (losses)(1)	121,439	195,098	(311,584)	(85,267)	5,230
Net losses and loss expenses	2,675,052	1,677,132	1,423,872	1,712,766	1,370,260
Acquisition costs	587,469	488,712	420,495	366,509	384,497
General and administrative expenses	459,151	449,885	370,157	335,758	303,831
Interest expense and financing costs	62,598	55,876	32,031	31,673	51,153
Preferred share dividends	36,875	36,875	36,875	36,875	36,775
Net income available to common shareholders(1)	$9,430	$819,848	$461,011	$350,501	$1,055,243
Per Common Share Data:
Basic earnings per common share	$0.08	$6.74	$3.36	$2.50	$7.15
Diluted earnings per common share	$0.07	$6.02	$3.07	$2.26	$6.41
Cash dividends per common share	$0.93	$0.86	$0.81	$0.755	$0.68
Basic weighted average common shares outstanding	122,499	121,728	137,279	140,322	147,524
Diluted weighted average common shares outstanding	128,122	136,199	150,371	155,320	164,515
Operating Ratios:(2)
Net loss and loss expense ratio	80.7%	56.9%	51.0%	63.7%	50.1%
Acquisition cost ratio	17.7%	16.6%	15.1%	13.6%	14.1%
General and administrative expense ratio	13.9%	15.2%	13.2%	12.5%	11.1%

Combined ratio	112.3%	88.7%	79.3%	89.8%	75.3%

Selected Balance Sheet Data:
Investments	$12,466,889	$11,524,166	$10,622,104	$8,611,898	$8,977,653
Cash and cash equivalents	1,082,838	1,045,355	864,054	1,820,673	1,332,921
Reinsurance recoverable balances	1,770,329	1,577,547	1,424,172	1,378,630	1,356,893
Total assets	17,806,059	16,445,731	15,306,524	14,282,834	14,675,309
Reserve for losses and loss expenses	8,425,045	7,032,375	6,564,133	6,244,783	5,587,311
Unearned premiums	2,454,462	2,333,676	2,209,397	2,162,401	2,146,087
Senior notes	994,664	994,110	499,476	499,368	499,261
Total shareholders’ equity	5,444,079	5,624,970	5,500,244	4,461,041	5,158,622
Book value per common share(3)	$39.37	$45.60	$37.84	$29.08	$32.69
Diluted book value per common share(3)	$38.08	$39.37	$33.65	$25.79	$28.79
Common shares outstanding	125,588	112,393	132,140	136,212	142,520
Common shares outstanding - diluted	129,818	130,189	148,596	153,588	161,804

(1)	Effective April 1, 2009, we adopted new Financial Accounting Standards Board guidance for the recognition and presentation of other-than-temporary impairments for fixed maturities. Refer to Item 8, Note 2 to the Consolidated Financial Statements for further details.
(2)	Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.
(3)	Book value per common share and diluted book value per common share are based on total common shareholders’ equity divided by common shares and diluted common share equivalents outstanding, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2011, 2010 and 2009 and our financial condition at December 31, 2011 and 2010. This should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

2011 FINANCIAL HIGHLIGHTS

2011 Consolidated Results of Operations

•	Net income available to common shareholders of $9 million, or $0.08 per share basic and $0.07 per diluted share

•	Operating loss of $154 million, or $1.26 per diluted share(1)

•	Gross premiums written of $4.1 billion

•	Net premiums written of $3.4 billion

•	Net premiums earned of $3.3 billion

•	Net favorable prior year reserve development of $257 million

•

Estimated pre-tax net losses (net of reinstatement premiums) of $420 million for the February New Zealand earthquake and associated June aftershock and $221 million for the March Japanese earthquake and tsunami

•

Aggregate estimated pre-tax net losses (net of reinstatement premiums) of $290 million for other notable catastrophe events (including a series of severe storms in the U.S. during April and May, January Australian floods and Cyclone Yasi, Thai and Danish flooding, Hurricane Irene and Tropical Storm Lee)

•	Underwriting loss of $327 million and combined ratio of 112.3%

•	Net investment income of $362 million

•	Net realized investment gains of $121 million

2011 Consolidated Financial Condition

•	Total cash and investments of $13.5 billion; fixed maturities, cash and short-term securities comprise 90% of total cash and investments and have an average credit rating of AA-

•	Total assets of $17.8 billion

•	Reserve for losses and loss expenses of $8.4 billion and reinsurance recoverable of $1.8 billion

•	Total debt of $995 million and a debt to total capital ratio of 15.4%

•	Common shareholders’ equity of $4.9 billion; diluted book value per common share of $38.08

•	Repurchased 1.6 million common shares under the repurchase plan authorized by our Board of Directors for total cost of $50 million; remaining authorization of $544 million at December 31, 2011

•

$9.1 billion, or 67%, of our cash and investment portfolio invested in investment-grade, short-term and intermediate maturity fixed income holdings (excluding restricted investments), where cash proceeds from sales are expected to be available within one to three business days under normal market conditions

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

Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We manage a book of business diversified both geographically and by product line. We seek to provide high-quality products and services to our clients, while maintaining profitability and generating superior returns on equity over the underwriting cycle. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. Our execution on this strategy in 2011 included:

•	the continuing growth of our new accident & health line, focused on specialty accident and health products; and

•	taking advantage of select opportunities for premium growth, including in our newer geographies and business lines.

Results of Operations

Year ended December 31,	2011	% Change		2010	% Change		2009

Underwriting income (loss):
Insurance	$35,034	(83%	)	$210,039	149%		$84,185
Reinsurance	(362,260)	nm		199,164	(55%	)	440,450
Net investment income	362,430	(11%	)	406,892	(12%	)	464,478
Net realized investment gains (losses)	121,439	(38%	)	195,098	nm		(311,584)
Other expenses, net	(110,338)	(29%	)	(154,470)	(14%	)	(179,643)

Net income	46,305	(95%	)	856,723	72%		497,886
Preferred share dividends	(36,875)	-		(36,875)	-		(36,875)

Net income available to common shareholders	$9,430	(99%	)	$819,848	78%		$461,011

Operating income (loss)	$(153,912)	nm		$611,342	(23%	)	$796,795

nm – not meaningful

Underwriting Results

2011 versus 2010: A higher frequency and severity of natural catastrophe activity in 2011 impacted the underwriting results of both of our segments and was the primary driver of our total underwriting loss of $327 million. During 2011, we recognized estimated aggregate pre-tax net losses (net of related reinstatement premiums) of $931 million, including $390 million for the first quarter Christchurch, New Zealand earthquake (“New Zealand II”) and $221 million for the Japanese earthquake and tsunami; the remainder related to a number of other natural catastrophe events, including the series of severe U.S. storms in April/May, Thai flooding, first quarter Australian weather events, the June Christchurch aftershock (“New Zealand III”), Danish flooding, Hurricane Irene and Tropical Storm Lee. Natural catastrophe activity also impacted our underwriting results in

2010, though to a lesser extent and primarily impacting our reinsurance segment; we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $138 million for the September New Zealand earthquake (“New Zealand I”) and $110 million for the Chilean earthquake.

Our insurance segment’s 2011 underwriting income included $157 million in pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) related to the events noted above; of this amount $40 million, $32 million, $29 million and $20 million, respectively, related to the series of U.S. storms in April/May, the Thai flooding, the Japanese earthquake and tsunami and New Zealand II. Higher acquisition costs and a $15 million reduction in net favorable prior period reserve development also contributed to the reduction in underwriting income, while reductions in ceded reinsurance costs and increases in gross premiums written contributed to higher net premiums earned and partially offset these reductions.

The majority of our 2011 natural catastrophe-related losses emanated from our reinsurance segment and drove the underwriting loss for the year. Included in the 2011 underwriting loss are aggregate pre-tax net losses (net of related reinstatement premiums) of $774 million for the events noted above, with the most significant amounts being $370 million for New Zealand II, $192 million for the Japanese earthquake and tsunami and $74 million for the first quarter Australian weather events. As noted above, substantially all of our natural catastrophe-related pre-tax net losses in 2010 emanated from the reinsurance segment. A $40 million reduction in net favorable prior period reserve development also contributed to the variance.

2010 versus 2009: Total underwriting income was $409 million for 2010, a decrease of 22% from 2009.

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

The reduction in underwriting income for our reinsurance segment was primarily the result of the previously discussed net losses incurred as a result of the Chilean earthquake and New Zealand I. In addition, we recognized net losses for a number of other notable 2010 weather-related events, including the first quarter Australian storms and European Windstorm Xynthia, numerous U.S. storms throughout the year, and the fourth quarter Australian floods. In contrast, catastrophe activity was notably less significant in 2009. Partially offsetting this increase in natural catastrophe losses was a lower level of claims activity in our trade credit and bond line of business in 2010.

Net Investment Income

2011 versus 2010: Net investment income decreased $44 million, largely due to a reduction in income from our alternative investment portfolio (“other investments”); during 2011, we recognized modest negative returns from our hedge and credit funds, whereas returns were positive for 2010. In addition, income from our fixed maturities was $15 million lower in 2011. Continued declines in reinvestment yields, primarily due to lower U.S. and European risk-free rates, were the primary driver; however, the impact was partially offset by widening credit spreads and growth in our asset base driven by the investment of net cash flows from operations.

2010 versus 2009: The $58 million decrease in 2010 primarily resulted from lower reinvestment yields on our fixed maturity portfolio. Our other investments also contributed to the decrease; although these investments performed well in both years, our hedge funds and credit funds generated higher returns in 2009.

Net Realized Investment Gains (Losses)

Volatility and turmoil in the global financial markets during 2009 led to a $337 million impairment charge on our available-for-sale (“AFS”) investments; this amount included a $263 million other-than-temporary impairment (“OTTI”) charge on a portfolio of medium-term notes (“MTNs”), where we no longer expected to fully recover amortized costs based on updated cash flow projections. The subsequent recovery in global financial market conditions led to improved valuations for fixed maturities and equities, a portion of which we realized in 2010 and 2011. While realized gains in 2010 were driven by credit spread tightening, the corresponding amount in 2011 was largely driven by the reductions in risk-free rates noted above.

Other (Expenses) Revenues, Net

The movements in other revenues and expenses were primarily due to foreign exchange rate movements. Depreciation in the euro and the Sterling against the U.S. dollar resulted in foreign exchange gains of $45 million and $16 million, respectively, on the remeasurement of our non-U.S. dollar net insurance-related liabilities during 2011 and 2010; appreciation in these currencies drove a $29 million loss recognized in 2009.

Our income tax expense for 2011 was $23 million lower than for 2010, largely due to the reduction in net income driven by catastrophe losses. An increase in interest expense following our March 2010 senior note issuance contributed to the higher expense levels for 2010 when compared with 2009.

Outlook

Following several years of price reductions across many property and casualty lines and a near record year in terms of global catastrophes and amid declining investment yields and an uncertain global economic environment, we believe the industry is in the early stages of a cycle change, where we anticipate that pricing adequacy will improve over the next few years. Currently, however, conditions are mixed, with increases in certain lines and markets while others are stable or still in negative territory. We intend to remain selective in our approach to risk. On the asset side, the persistence of the low interest rate environment continues to pressure our investment returns. We will continue to evaluate the risk and return characteristics of our existing business, as well as emerging opportunities, and focus on lines of business where we find the most attractive opportunities.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value we generate for our common shareholders:

Year ended and at December 31,	2011		2010	2009

ROACE(1)	0.2%		16.2%	10.3%
Operating ROACE(2)	(3.1%	)	12.1%	17.8%
DBV per common share(3)	$38.08		$39.37	$33.65
Cash dividends declared per common share	$0.93		$0.86	$0.81

(1)	Return on average common equity (“ROACE”) is calculated by dividing net income available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.
(2)	Operating ROACE is calculated by dividing operating income (loss) for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Operating ROACE is a non-GAAP financial measure, as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for additional information and a reconciliation to the nearest GAAP financial measure (ROACE).
(3)	Diluted book value (“DBV”) represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method.

Return on equity

Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we expect the returns will meet or exceed our requirements. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any one year may make it difficult to achieve a profitability target in any specific period and, therefore, established a ROACE target of 15% over the full underwriting cycle. Our average annual ROACE since inception is approximately 14%, tracking closely to our long-term goal.

2011 versus 2010: Our underwriting loss, driven by catastrophe-related losses, was the primary driver of the negative operating ROACE for 2011; reductions in net favorable prior period reserve development and net investment income also contributed to a lower return when compared to 2010.

In addition to the changes noted above for operating ROACE, ROACE also includes net realized gains and foreign exchange gains. Our combined net realized and foreign exchange gains for 2011 were sufficient to recognize net income for the period; as such, our ROACE for the year was marginally positive.

2010 versus 2009: Our 2010 operating income was also adversely impacted by a higher level of catastrophe activity relative to the previous year, as well as reductions in net favorable prior period development and net investment income. However, these factors were partially offset by a comparative absence of charges related to our indemnity contract exposed to longevity risk following the cancellation of that contract in 2009. Our average common equity increased 13%, also contributing to the reduction in the return. The increase in average common equity was driven by a global recovery in financial markets and our net income available to common shareholders; these increases were partially offset by more significant common share repurchases.

As net realized gains and losses (and therefore ROACE) includes the impact of OTTI charges, improvement in our 2010 ROACE relative to 2009 was primarily due to the substantial reduction in OTTI charges.

Diluted book value per common share

We consider DBV per common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.

During 2010, our DBV per share appreciated by 17%, driven by $820 million in net income available to common shareholders, an overall improvement in valuations for our AFS securities as financial markets improved and the execution of common share repurchases at a discount to book value. The previously described impact of catastrophe loss on our 2011 net income available to common shareholders was the primary driver of the 3% reduction in our DBV per share for the 2011 fiscal year.

Cash dividends per common share

We believe in returning excess capital to our shareholders by way of dividends (as well as stock repurchases) and, accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulatively strong earnings have permitted our Board of Directors to approve eight successive annual increases in quarterly common share dividends.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

Year ended December 31,	2011	% Change	2010	% Change		2009

Revenues:
Gross premiums written	$4,096,153	9%	$3,750,536	5%		$3,587,295
Net premiums written	3,419,434	9%	3,147,540	12%		2,816,429
Net premiums earned	3,314,961	12%	2,947,410	6%		2,791,764
Other insurance related income (loss)	2,396		2,073			(129,681)
Expenses:
Current year net losses and loss expenses	(2,932,513)		(1,990,187)			(1,847,044)
Prior period reserve development	257,461		313,055			423,172
Acquisition costs	(587,469)		(488,712)			(420,495)
General and administrative expenses	(382,062)		(374,436)			(293,081)

Underwriting income (loss)(1)	$(327,226)	nm	$409,203	(22%	)	$524,635

(1)	Refer to Item 8, Note 3 to the Consolidated Financial Statements, for a reconciliation of underwriting income (loss) to “Income before income taxes” for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Year ended December 31,	2011	% Change	2010	% Change		2009

Insurance	$2,121,829	11%	$1,916,116	8%		$1,775,590
Reinsurance	1,974,324	8%	1,834,420	1%		1,811,705

Total	$4,096,153	9%	$3,750,536	5%		$3,587,295

% ceded
Insurance	31%	1 pts	30%	(12	) pts	42%
Reinsurance	1%	- pts	1%	-	pts	1%
Total	17%	1 pts	16%	(5	) pts	21%

	Net Premiums Written
	2011	% Change	2010	% Change		2009

Insurance	$1,466,134	10%	$1,332,220	30%		$1,025,061
Reinsurance	1,953,300	8%	1,815,320	1%		1,791,368

Total	$3,419,434	9%	$3,147,540	12%		$2,816,429

2011 versus 2010: Our new accident and health line was the primary driver of the 11% increase in gross premiums written in our insurance segment. Geographic expansion and new business initiatives also contributed to the increase. Gross premiums written growth for our reinsurance segment was primarily driven by proportional motor reinsurance business, with the primary contributing factors being increases on renewal and new business. Gross premiums written for trade credit and bond reinsurance business also increased.

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

The twelve percentage point reduction in the ceded premium ratio for our insurance segment primarily reflected changes in reinsurance purchasing; we increased the attachment points on our excess of loss property program and reduced the cession rates on our quota share professional lines program on renewal during the second quarter.

Net Premiums Earned:

Net premiums earned by segment were as follows:

							% Change
Year ended December 31,	2011		2010		2009		10 to 11	09 to 10

Insurance	$1,429,687	43%	$1,206,493	41%	$1,157,966	41%	18%	4%
Reinsurance	1,885,274	57%	1,740,917	59%	1,633,798	59%	8%	7%

Total	$3,314,961	100%	$2,947,410	100%	$2,791,764	100%	12%	6%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

2011 versus 2010: Eleven percent growth in gross premiums written and the changes in our reinsurance purchasing effected during the second quarter of 2010 drove the 18% growth in net premiums earned for our insurance segment. The 8% increase in our reinsurance segment is consistent with gross premiums written growth.

2010 versus 2009: The increase in net premiums earned for our insurance segment resulted from the previously discussed changes in our ceded reinsurance programs and an 8% increase in gross premiums written. The increase for our reinsurance segment reflected premium growth for motor and trade credit & bond business.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

Year ended December 31,	2011		% Point Change	2010		% Point Change	2009

Current accident year loss ratio	88.5%		21.0	67.5%		1.3	66.2%
Prior period reserve development	(7.8%	)	2.8	(10.6%	)	4.6	(15.2%	)
Acquisition cost ratio	17.7%		1.1	16.6%		1.5	15.1%
General and administrative expense ratio(1)	13.9%		(1.3)	15.2%		2.0	13.2%

Combined ratio	112.3%		23.6	88.7%		9.4	79.3%

(1)	The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.4%, 2.5% and 2.7% for 2011, 2010 and 2009, respectively. These costs are discussed further under ‘Other Expenses (Revenues), Net’ below.

Current Accident Year Loss Ratio:

2011 versus 2010: A higher level of natural catastrophe activity in 2011 was the primary driver of the 21.0 point increase in our current accident year loss ratio, although the ratios for both 2011 and 2010 were notably impacted by natural catastrophe events.

The most notable 2011 events, leading to the recognition of combined pre-tax net losses (net of related reinstatement premiums) of $931 million, were:

•

Australian loss events, including heavy rainfall leading to severe flooding in January and the landfall of Cyclone Yasi in February. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $75 million in relation to these events, largely exclusive to our reinsurance segment.

•

New Zealand II, a 6.3-magnitude earthquake on February 21st in the vicinity of Christchurch, which caused significant damage to both commercial and residential property. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $390 million in relation to this event. The majority of our estimated net losses for this event emanate from our reinsurance segment. Net losses in our insurance segment are not expected to exceed $20 million due to ceded reinsurance protection limiting net retentions.

•

The March 11th 9.0-magnitude undersea earthquake approximately 45 miles east of the Tohoku region of Japan, which triggered extremely destructive tsunami waves that struck Japan within minutes. Along with the ensuing tsunami, this earthquake caused extensive property damage over a vast area. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $221 million in relation to this event.

Net losses in our insurance segment are not expected to exceed $25 million due to ceded reinsurance protection limiting net retentions; thus, the majority of this amount related to our reinsurance segment.

•

A series of severe storms in several regions of the U.S. during April and May, certain of which spawned tornadoes and caused significant property damage across wide areas. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $84 million for these events, with approximately half of this amount recognized in each of our insurance and reinsurance segments.

•

New Zealand III, a 6.3-magnitude aftershock on June 13th, again in the vicinity of Christchurch. This earthquake both amplified the damage caused by New Zealand II to both commercial and residential property and caused new damage. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $30 million in relation to this event, with the full amount recognized in our reinsurance segment.

•

A July cloudburst in the region of Copenhagen, Denmark that resulted in significant flooding. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $29 million for this event, emanating entirely from our reinsurance segment.

•

Hurricane Irene, which made landfall in August and impacted numerous regions of the Eastern United States causing widespread property damage and flooding. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $23 million for this event, with the majority of the amount recognized in our insurance segment.

•

The landfall of Tropical Storm Lee in September, also affecting numerous regions of the Eastern U.S. and causing property damage and flooding. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $16 million for this event, emanating entirely from our insurance segment.

•

Major flooding across a widespread area of Thailand, including Bangkok, during the fourth quarter; a number of significant industrial complexes were impacted by property damage and business interruption. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $64 million for this event with approximately half of this amount recognized in each of our insurance and reinsurance segments.

In comparison, notable natural catastrophe events impacting our 2010 results included major earthquakes in Chile and New Zealand and resulted in the recognition of a combined $248 million in pre-tax net losses (net of related reinstatement premiums). Of this amount, $110 million related to the February 27th Chilean earthquake and $138 million related to New Zealand I (the September 4th event). In addition, there were a number of other weather-related loss events of note during 2010, including Australian and U.S. storms and European Windstorm Xynthia in the first quarter and further Australian storms and flooding and U.S. storms in the fourth quarter.

Our estimated net losses in relation to the catastrophe events outlined above were derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. We also considered current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters. Industry-wide insured loss estimates for these events, as well as our own estimates, remain subject to change as additional actual loss data becomes available.

Significant loss adjustment work remains ongoing in New Zealand; this increases the inherent level of management judgment required to arrive at our estimates of net losses and the associated uncertainty for each of New Zealand I, II and III. In addition, it is expected that there will be some difficulty allocating individual losses amongst the three New Zealand events.

A number of factors also contribute to uncertainty in our estimate for the Japanese earthquake and tsunami including, but not limited to, the magnitude of the event and associated damage, uncertainties about the extent and nature of damages and corresponding coverages (including business interruption and contingent business interruption coverages), the ultimate size of losses to be assumed by Japan’s cooperative mutuals and limitations associated with modeled losses.

In addition, the proximity of the Thai flooding to our reporting date means that limited information is yet available to us, inherently increasing the amount of management judgment required to arrive at our estimate of net losses and the associated level of uncertainty. The severe flooding spanned several months and had a significant impact on the Thai economy. Due to the size, prolonged duration and complexity of the event, substantial uncertainty remains regarding total insured losses and actual losses will depend, to a great extent, on claims from contingent business interruption coverage.

Given the factors noted above, our actual losses for New Zealand I, II, III, the Japanese earthquake and tsunami and/or the Thai flooding may ultimately differ materially from our current estimates.

2010 versus 2009: The 1.3 percentage point increase in the current accident year loss ratio was primarily driven by a higher level of catastrophe activity, most notably with respect to the Chilean and New Zealand I earthquakes, as described above. In addition, there were a number of other weather-related loss events of note during 2010. In contrast, catastrophe losses were notably lower in 2009.

The following factors partially offset the impact of a higher level of catastrophe activity on the current accident year loss ratio:

•

Reductions in the current accident year loss ratios for our credit and political risk insurance and trade credit and bond reinsurance from their elevated 2009 levels, when increased loss activity was driven by the global financial crisis;

•

The continued incorporation of more of our own historical loss experience in establishing the current accident year loss ratios for short-tail lines of business. Given that our loss experience has generally been better than we expected, this resulted in lower current accident year ratios for this business; and

•

For our medium-tail business, and in particular our professional lines (re)insurance business, our historical loss experience on prior accident years has generally been lower than the loss ratios we initially established. In recognition of the increasing maturity and credibility of our own loss experience, we assigned increased weight to our own loss experience when establishing our current accident year loss ratios for this business in 2010, with a corresponding reduction in the weight assigned to industry data. We also took into account the recovery from the global financial crisis. This, therefore, led to lower current accident year loss ratios on this business for 2010.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

Prior Period Reserve Development:

Our net favorable prior period reserve development was the result of several underlying developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of net prior period reserve development by segment:

Year ended December 31,	2011	2010	2009

Insurance	$103,014	$118,336	$210,861
Reinsurance	154,447	194,719	212,311

Total	$257,461	$313,055	$423,172

Overview

Overall, a significant portion of the net favorable prior period reserve development in each of the last three years was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short tail exposures, contributed 69%, 58% and 65% of the total net favorable reserve development in 2011, 2010 and 2009, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions.

Approximately $105 million, $117 million and $143 million of the net favorable reserve development in 2011, 2010 and 2009, respectively, was generated from professional lines (re)insurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our ultimate expected loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks.

Refer to the ‘Critical Accounting Estimate – Reserve for Losses and Loss Expenses’ section for further details. We caution that conditions and trends that impacted the development of our reserve for losses and loss expenses in the past may not necessarily recur in the future.

The following sections provide further details on prior year reserve development by segment, line of business and accident year.

Insurance Segment:

Year ended December 31,	2011	2010	2009

Property	$55,779	$51,740	$65,192
Marine	21,910	23,338	39,798
Aviation	9,842	11,995	13,207
Credit and political risk	(13,764)	(18,414)	35,438
Professional lines	49,868	56,993	73,207
Liability	(20,621)	(7,316)	(15,981)

Total	$103,014	$118,336	$210,861

In 2011, we recognized $103 million of net favorable prior period reserve development, the principal components of which were:

•

$56 million of net favorable prior period reserve development on our property business, the majority of which related to the 2010 ($27 million), 2009 ($9 million) and 2008 ($10 million) accident years. While the 2010 and 2009 amounts primarily related to better than expected loss emergence, the 2008 amount largely related to updated information from our client with respect to one large loss event.

•

$22 million of net favorable prior period reserve development on marine business, spanning a number of accident years and related to better than expected loss emergence. The majority of this, $21 million, related to offshore energy business.

•	$10 million of net favorable prior period reserve development on aviation business, spanning a number of accident years and driven by better than expected loss emergence.

•

$14 million of net adverse prior period reserve development on credit and political risk business, primarily driven by $21 million in adverse development on the 2009 accident year as we reduced our recovery estimates based on the latest available information. Partially offsetting this amount was $8 million in net favorable development on the 2007 and 2008 accident years.

•

$50 million of net favorable prior period reserve development on professional lines business. We recognized a total of $60 million of net favorable development for 2004 through 2007 accident years, largely due to the reasons discussed in the overview. This amount included $19 million reallocated from the 2007 accident year to the 2008 accident year, recognized after consideration of our claims history and other available information and data for accident years impacted by the global financial crisis; in the aggregate, our estimate for global financial crisis remained unchanged. Partially offsetting this was the recognition of $8 million of net adverse development on the 2010 accident year.

•	$21 million of net adverse prior period reserve development on liability business, primarily emanating from the 2010 accident year and related to the receipt of two notable claims.

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

•

$18 million of net adverse prior period reserve development on credit and political risk business. This balance consisted of net adverse development of $54 million on the 2009 accident year, as we finalized settlements for certain loss events and reduced our recovery estimates for the latest available information. Partially offsetting this amount was $36 million in net favorable prior period reserve development on the 2006 through 2008 accident years, in recognition of better than anticipated loss emergence on our CEND and credit business.

•	$57 million of net favorable prior period reserve development on professional lines business, primarily generated from the 2004 through 2006 accident years, for the reasons discussed in the overview.

•

$7 million of net adverse development on liability business, primarily related to the 2007 through 2009 accident years and reflecting earlier than expected loss emergence on Excess & Surplus (“E&S”) umbrella business for those accident years during the year.

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

•

$16 million of net adverse prior period reserve development on liability lines of business. This was driven by $24 million of net adverse development on E&S liability business, primarily impacting the 2007 accident year, as well as the 2008 accident year to a lesser extent. We adjusted our loss development profiles for these accident years, having observed higher than expected frequency and severity of claims emergence on this business during the previous twelve months. This was partially offset by net favorable development on E&S umbrella business, predominately from the 2004 and 2005 accident years, reflecting the incorporation of more of our own actual experience with respect to reinsurance recoveries.

Reinsurance Segment:

Year ended December 31,	2011	2010	2009

Catastrophe and property	$90,437	$93,534	$154,755
Credit and bond	39,806	37,793	(17,939)
Professional lines	55,628	60,067	69,399
Motor	(31,802)	1,225	4,358
Liability	378	2,100	1,738

Total	$154,447	$194,719	$212,311

In 2011, we recognized $154 million of net favorable prior period reserve development, the principal components of which were:

•	$90 million of net favorable prior period reserve development on catastrophe and property business largely consisting of:

•

$38 million of net favorable prior period reserve development on property business, primarily related to per risk business. This development primarily related to the 2007 through 2009 accident years and reflected better than expected loss emergence.

•

$33 million of net favorable prior period reserve development on catastrophe business, emanating from property-related catastrophe business ($24 million) and workers compensation catastrophe business ($9 million). This development primarily related to the 2009 accident year due to better than expected loss emergence.

•	$11 million of net favorable prior period reserve development on crop business, largely related to the 2010 accident year and due to better than expected loss emergence.

•	$8 million in net favorable prior period reserve development on engineering business, primarily related to the 2007 through 2009 accident years and due to better than expected loss emergence.

•

$40 million of net favorable prior period reserve development on trade credit and bond reinsurance business, largely related to the 2009 and 2010 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•	$56 million of net favorable prior period reserve development on professional lines reinsurance business, primarily on the 2005 through 2007 accident years for the reasons discussed in the overview.

•

$32 million of net adverse prior period reserve development on motor reinsurance business, primarily related to 2008 through 2010 accident year non-proportional business and due to changes in assumptions relating to settlement practices in the U.K. motor market (namely, Periodical Payment Orders, or “PPOs”).

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

•

$38 million of net favorable prior period reserve development on trade credit and bond reinsurance lines of business, largely related to the 2009 accident year and, to a lesser extent the 2007 and 2008 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

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

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

Year ended December 31,	2011	% Change		2010	% Change	2009

Revenues:
Gross premiums written	$2,121,829	11%		$1,916,116	8%	$1,775,590
Net premiums written	1,466,134	10%		1,332,220	30%	1,025,061
Net premiums earned	1,429,687	18%		1,206,493	4%	1,157,966
Other insurance related income (loss)	2,396			2,073		(130,946)

Expenses:
Current year net losses and loss expenses	(1,022,333)			(688,205)		(823,555)
Prior period reserve development	103,014			118,336		210,861
Acquisition costs	(199,583)			(152,223)		(113,187)
General and administrative expenses	(278,147)			(276,435)		(216,954)

Underwriting income	$35,034	(83%	)	$210,039	149%	$84,185

		% Point Change			% Point Change
Ratios:
Current year loss ratio	71.5%	14.5		57.0%	(14.1)	71.1%
Prior period reserve development	(7.2% )	2.6		(9.8% )	8.4	(18.2% )
Acquisition cost ratio	14.0%	1.4		12.6%	2.8	9.8%
General and administrative ratio	19.4%	(3.6)		23.0%	4.3	18.7%

Combined ratio	97.7%	14.9		82.8%	1.4	81.4%

Gross Premiums Written:

The following table provides gross premiums written by line of business:

							% Change
Year ended December 31,	2011		2010		2009		10 to 11		09 to 10

Property	$635,278	30%	$600,806	31%	$551,536	31%	6%		9%
Marine	240,481	11%	224,814	12%	200,867	11%	7%		12%
Terrorism	34,313	2%	37,246	2%	36,023	2%	(8%	)	3%
Aviation	70,792	3%	75,794	4%	76,198	4%	(7%	)	(1%	)
Credit and political risk	35,734	2%	30,669	2%	19,450	1%	17%		58%
Professional lines	764,205	36%	712,053	37%	671,618	38%	7%		6%
Liability	213,256	10%	228,247	12%	219,898	13%	(7%	)	4%
Accident & health	127,770	6%	6,487	-	-	-	nm		nm

Total	$2,121,829	100%	$1,916,116	100%	$1,775,590	100%	11%		8%

nm – not meaningful

2011 versus 2010: Our new accident & health line led the 11% growth in gross premiums written, with the increase being reflective of our investment in that platform over the past two years. A large portion of this growth was due to accident & health reinsurance business assumed.

Excluding accident & health, gross premiums written growth was 4% and was largely attributable to geographic expansion and certain newer business lines, including renewable energy and design professionals & environmental liability. Geographic expansion (including our Australian and Canadian operations) contributed to the increases in property and professional lines, with the design professionals & environmental liability initiative also contributing to growth in professional lines. Our renewable energy business relates to both onshore and offshore exposures, with growth thus pertaining to the property and marine lines, respectively.

2010 versus 2009: Gross premiums written growth was led by opportunities in the U.S. property market and select new business opportunities in the onshore energy market. The increase in professional lines premiums largely reflected select new business opportunities and the continued build-out of our platform in Europe, Australia and Canada. Rate increases on offshore energy business resulting from the Deepwater Horizon event, as well as increases in our share of certain policies and select new business opportunities resulted in increased marine premiums.

Premiums Ceded:

2011 versus 2010: Our cession rates for 2011 and 2010 were comparable at 31% and 30% of gross premiums written, respectively.

2010 versus 2009: Premiums ceded in 2010 were $584 million, or 30% of gross premiums written, compared to $751 million, or 42%, in the same period of 2009. These reductions were primarily attributable to changes in our reinsurance purchasing, including higher attachment points on our excess of loss property program and reduced cession rates on our quota share professional lines reinsurance programs on renewal during the second quarter.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2011		2010		2009		10 to 11	09 to 10

Property	$385,291	27%	$337,525	28%	$268,469	23%	14%	26%
Marine	152,123	11%	145,356	12%	139,196	12%	5%	4%
Terrorism	35,213	2%	32,486	3%	34,001	3%	8%	(4%	)
Aviation	70,681	5%	66,636	6%	64,245	6%	6%	4%
Credit and political risk	97,680	7%	89,773	7%	188,311	16%	9%	(52%	)
Professional lines	536,238	38%	444,663	37%	381,364	33%	21%	17%
Liability	89,555	6%	87,481	7%	82,380	7%	2%	6%
Accident & health	62,906	4%	2,573	-	-	-	nm	nm

Total	$1,429,687	100%	$1,206,493	100%	$1,157,966	100%	18%	4%

nm – not meaningful

2011 versus 2010: The 18% growth in net premiums earned is primarily reflective of the 11% growth in gross premiums written, as well as the aforementioned changes in our reinsurance purchasing effected during the second quarter of 2010.

2010 versus 2009: Net premiums earned on our credit and political risk line for 2010 included a $12 million reduction in connection with the settlement of prior accident year claims, while the comparative 2009 figure included the accelerated recognition of $50 million of premium due to the actual and anticipated exhaustion of exposure on certain loss impacted policies. Excluding the impact of these adjustments in both periods, net premiums earned for the segment increased 10% during 2010. This increase was primarily reflective of the reinsurance purchasing change, though the impact was somewhat muted due to the change being effective midway through the year. Gross premiums written growth also contributed to the higher net premiums earned.

Loss Ratio:

The table below shows the components of our loss ratio:

Year ended December 31,	2011		% Point Change	2010		% Point Change	2009

Current accident year	71.5%		14.5	57.0%		(14.1)	71.1%
Prior period reserve development	(7.2%	)	2.6	(9.8%	)	8.4	(18.2%	)

Loss ratio	64.3%		17.1	47.2%		(5.7)	52.9%

Current Accident Year Loss Ratio

2011 versus 2010:

Natural catastrophe activity was the primary driver of the 14.5 point increase in our current accident year loss ratio. During 2011, we recognized estimated pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) for the following natural catastrophe events:

•	$40 million in relation to the series of severe U.S. storms in April and May;

•	$32 million in relation to Thai flooding;

•	$29 million in relation to the Japanese earthquake and tsunami;

•	$20 million for New Zealand II;

•	$19 million for Hurricane Irene; and

•	$16 million for Tropical Storm Lee.

In contrast, catastrophe-related pre-tax net losses in 2010 were insignificant.

Rate reductions, changes in business mix and an increased level of loss activity in our energy and property lines of business also contributed to a higher ratio in 2011.

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

Acquisition Cost Ratio: Growth in accident & health gross premiums written during 2011 introduced some upward movement in the acquisition cost ratio for the segment; excluding this business, the 2011 acquisition cost ratio was 13.2%. The changes in our reinsurance purchasing effected during the second quarter of 2010, previously discussed, were the primary driver of the acquisition cost ratio increase in 2010.

General and Administrative Expense Ratio: General and administrative expenses were greater in 2011 and 2010, when compared to 2009, largely due to additional staffing and IT costs associated with the build-out of the segment’s platform. However, the general and administrative expense ratio for 2011 declined in comparison to 2010 due to the increase in net premiums earned.

Other Insurance Related Income/Loss: During 2009, we recognized $133 million in net losses associated with our indemnity contract exposed to longevity risk. This was the only contract of its kind in our portfolio and we negotiated its cancellation during the fourth quarter of 2009; thus, there were no comparative amounts for 2010 and 2011.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

Year ended December 31,	2011	% Change	2010	% Change		2009

Revenues:
Gross premiums written	$1,974,324	8%	$1,834,420	1%		$1,811,705
Net premiums written	1,953,300	8%	1,815,320	1%		1,791,368
Net premiums earned	1,885,274	8%	1,740,917	7%		1,633,798
Other insurance related income	-		-			1,265

Expenses:
Current year net losses and loss expenses	(1,910,180)		(1,301,982)			(1,023,489)
Prior period reserve development	154,447		194,719			212,311
Acquisition costs	(387,886)		(336,489)			(307,308)
General and administrative expenses	(103,915)		(98,001)			(76,127)

Underwriting income (loss)	$(362,260)	nm	$199,164	(55%	)	$440,450

		% Point Change		% Point Change
Ratios:
Current year loss ratio	101.3%	26.5	74.8%	12.2		62.6%
Prior period reserve development	(8.2% )	3.0	(11.2% )	1.8		(13.0% )
Acquisition cost ratio	20.6%	1.3	19.3%	0.5		18.8%
General and administrative ratio	5.5%	(0.2)	5.7%	1.0		4.7%

Combined ratio	119.2%	30.6	88.6%	15.5		73.1%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

							% Change
Year ended December 31,	2011		2010		2009		10 to 11		09 to 10

Catastrophe	$471,822	24%	$453,059	25%	$466,566	26%	4%		(3%	)
Property	359,987	18%	354,528	19%	326,728	18%	2%		9%
Professional lines	281,394	14%	288,236	16%	328,509	18%	(2%	)	(12%	)
Credit and bond	299,923	15%	254,130	14%	223,564	12%	18%		14%
Motor	238,365	12%	148,683	8%	104,850	6%	60%		42%
Liability	229,728	12%	238,062	13%	272,702	15%	(4%	)	(13%	)
Engineering	65,219	3%	68,215	4%	61,518	3%	(4%	)	11%
Other	27,886	2%	29,507	1%	27,268	2%	(5%	)	8%

Total	$1,974,324	100%	$1,834,420	100%	$1,811,705	100%	8%		1%

2011 versus 2010: The 8% growth in gross premiums written was primarily driven by our motor reinsurance line of business, driven by a higher volume of European proportional motor reinsurance business; both increases on renewal and new business contributed to the higher volume. Gross premiums written for our trade credit and bond reinsurance business also increased, with both premium adjustments on prior year treaties and an increase in Latin American surety business contributing.

2010 versus 2009: While premiums written for the segment were comparatively stable, there were variances for certain lines of business. Our motor premiums benefited from significant new business in the first quarter of 2010, as we increased our participation in select European markets including the U.K. Our trade credit and bond line of business grew as the result of new Latin American surety business and premium adjustments on prior year treaties. Property premiums also increased, due to both new business opportunities and an increase in our share on certain treaty renewals. Partially offsetting these increases was a reduction in our liability premiums, largely driven by the non-renewal of a significant contract following a material change to the cedant’s business. In addition, gross premiums written for professional lines business declined due to a reduction in premium adjustments on prior year treaties.

Refer to the ‘Critical Accounting Estimates – Premiums’ section for a further discussion of related estimates.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2011		2010		2009		10 to 11		09 to 10

Catastrophe	$456,858	24%	$454,954	26%	$451,085	28%	-		1%
Property	356,022	19%	323,201	19%	311,272	19%	10%		4%
Professional lines	281,025	15%	285,224	16%	266,792	16%	(1%	)	7%
Credit and bond	263,912	14%	217,809	13%	179,362	11%	21%		21%
Motor	202,830	11%	127,404	7%	99,497	6%	59%		28%
Liability	230,872	12%	232,014	13%	227,511	14%	-		2%
Engineering	65,727	4%	71,229	4%	66,428	4%	(8%	)	7%
Other	28,028	1%	29,082	2%	31,851	2%	(4%	)	(9%	)

Total	$1,885,274	100%	$1,740,917	100%	$1,633,798	100%	8%		7%

Growth in net premiums earned in both 2011 and 2010 was primarily driven by the aforementioned increased motor and trade credit and bond writings.

Loss Ratio:

The table below shows the components of our loss ratio:

Year ended December 31,	2011		% Point Change	2010		% Point Change	2009

Current accident year	101.3%		26.5	74.8%		12.2	62.6%
Prior period reserve development	(8.2%	)	3.0	(11.2%	)	1.8	(13.0%	)

Loss ratio	93.1%		29.5	63.6%		14.0	49.6%

Current Accident Year Loss Ratio

2011 versus 2010:

Our 2011 and 2010 current accident year loss ratios were both notably impacted by natural catastrophe events.

During 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) for the following natural catastrophe events:

•	$370 million in relation to the New Zealand II;

•	$192 million in relation to the Japanese earthquake and tsunami;

•	$74 million in relation to the first quarter Australian loss events;

•	$44 million in relation to the series of U.S. storms and tornadoes in April and May;

•	$32 million in relation to Thai flooding;

•	$30 million in relation to New Zealand III;

•	$29 million in relation to Danish flooding; and

•	$4 million in relation to Hurricane Irene.

Comparatively, during 2010 we recognized pre-tax net losses (net of related reinstatement premiums) of $136 million for New Zealand I and $110 million for the Chilean earthquake. In addition, there were a number of other weather-related loss events of note, including Australian and U.S. storms and European Windstorm Xynthia in the first quarter and further Australian storms and flooding and U.S. storms in the fourth quarter.

Changes in business mix and rate reductions also contributed to the increase in 2011; however, these increases were partially offset by reduction in our current accident year loss ratio for trade credit and bond business as updated information from our cedants suggested loss activity would continue to decrease from levels experienced during the global financial crisis. Our current accident year loss ratio for this business was 50% in 2011, compared to 61% in 2010.

2010 versus 2009:

The 12.2 percentage point increase in our current accident year loss ratio was also driven by a greater magnitude of natural catastrophe-related losses. As noted above, we recognized aggregate estimated catastrophe-related pre-tax net losses (net of related reinstatement premiums) of $295 million during 2010. In contrast, catastrophe losses were notably less significant in 2009.

The following factors partially offset the impact of the catastrophe-related increase:

•

A lower level of claims activity in our trade credit and bond business relative to the prior year; loss activity on this line was elevated in 2009 as a result of the global financial crisis. Our current accident year loss ratio on this business was 61% in 2010, compared to 89% for 2009;

•

The continued incorporation of more of our own historical loss experience within short-tail lines of business, which contributed to a reduction in our current accident year loss ratio because our experience has generally been better than we expected; and

•

The previously discussed increased consideration of our own loss experience in establishing our current accident year loss ratios for our medium-tail business in 2010, most notably for professional lines.

Refer to the ‘Prior Period Reserve Development’ section for further details.

Acquisition Cost Ratio: The increase in the reinsurance segment’s acquisition cost ratio in 2011 primarily reflected growth in lines with higher acquisition costs and changes in business mix.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

Year ended December 31,	2011	% Change		2010	% Change		2009

Corporate expenses	$77,089	2%		$75,449	(2%	)	$77,076
Foreign exchange losses (gains)	(44,582)	187%		(15,535)	nm		28,561
Interest expense and financing costs	62,598	12%		55,876	74%		32,031
Income tax expense	15,233	(61%	)	38,680	(8%	)	41,975

Total	$110,338	(29%	)	$154,470	(14%	)	$179,643

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide (re)insurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.4%, 2.5% and 2.7% for 2011, 2010 and 2009, respectively.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. Movements in the rates of exchange for the euro and Sterling against the U.S. dollar were the primary drivers of the amounts in each period presented. Depreciation in these currencies against the U.S. dollar resulted in foreign exchange gains on the remeasurement of our net insurance-related liabilities during 2011 and 2010, whereas appreciation had the opposite effect in 2009.

Interest Expense and Financing Costs: Interest expense primarily relates to interest due on our senior notes. The increases noted were driven by our issuance of senior notes on March 23, 2010. See Item 8, Note 10(a) to the Consolidated Financial Statements for further details.

Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 24.8%, 4.3% and 7.8% in 2011, 2010 and 2009, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions, as well as other factors.

During 2010, our income tax expense was net of a $14 million reduction in the valuation allowance associated with our deferred tax assets arising from realized U.S. capital losses; we realized net U.S. capital gains that would allow us to utilize a portion of those capital loss tax-carryforwards. As a result, the effective tax rate for our U.S. operations declined. Partially offsetting this was the establishment of a $6 million valuation allowance related to 2010 operating loss tax-carryforwards generated from branch operations in Singapore and Australia.

As previously discussed, our 2011 underwriting income was significantly impacted by the frequency and severity of natural catastrophe activity during the year; the majority of our catastrophe-related losses were borne by our Bermudian operation. The resultant change in mix of pre-tax income by jurisdiction was the primary driver of the higher effective rate for the year. Further increasing income tax expense was the establishment of a $13 million valuation allowance related to 2011 operating loss tax-carryforwards generated from branch operations in Singapore and Australia. Partially offsetting these increases was a further $10 million reduction in income tax expense due to the elimination of the remaining valuation allowance associated with our U.S. capital loss carryforwards; during 2011, we concluded an allowance was no longer required, as there were sufficient net unrealized gains that could be realized in order to generate capital gains in the remaining carryforward period.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Year ended December 31,	2011	% Change		2010	% Change		2009

Fixed maturities	$337,616	(4%	)	$352,357	(9%	)	$385,418
Other investments	31,856	(51%	)	64,765	(21%	)	82,042
Equities	11,186	286%		2,900	(23%	)	3,765
Cash and cash equivalents	5,697	(2%	)	5,836	(30%	)	8,302
Short-term investments	1,592	10%		1,441	121%		651

Gross investment income	387,947	(9%	)	427,299	(11%	)	480,178
Investment expense	(25,517)	25%		(20,407)	30%		(15,700)

Net investment income	$362,430	(11%	)	$406,892	(12%	)	$464,478

Pre-tax yield:(1)
Fixed maturities	3.2%			3.6%			4.2%
Cash and cash equivalents	0.5%			0.5%			0.6%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities:

2011 versus 2010: The primary factor causing the 4% reduction in net investment income from fixed maturities was the continued declines in reinvestment yields, primarily due to downward shifts in U.S. and European risk-free yield curves. These declines were partially offset by widening credit spreads and growth of 7% on our average fixed maturities balances during 2011 as additional cash provided by operations was allocated partially to fixed maturities.

2010 versus 2009: The 9% reduction in investment income from fixed maturities reflects lower reinvestment yields primarily due to a downward shift in U.S. Treasury yield curve and tightening of credit spreads. This reduction was partially offset by growth of 7% on our average fixed maturities balances in the current year which was a result of redeploying operating cash to fixed maturities.

Other Investments:

Other investments include hedge funds, credit funds and CLO equity tranched securities (“CLO Equities”). These investments are recorded at fair value, with the change in fair value reported in net investment income. Consequently, the pre-tax return on other investments may vary materially period over period, in particular during volatile credit and equity markets.

The following table provides a breakdown of net investment income (loss) from other investments:

Year ended December 31,	2011	2010	2009

CLO - Equities	$44,871	$21,970	$(23,366)
Credit funds	(4,125)	14,474	53,461
Hedge funds	(8,890)	25,663	43,399
Short duration high yield fund	-	2,658	8,548

Total	$31,856	$64,765	$82,042

Pre-tax return on other investments(1)	5.3%	12.1%	15.8%

(1)	The pre-tax return on other investments is calculated by dividing total income from other investments by the average month-end fair value balances held for the periods indicated.

2011 versus 2010: The lower pre-tax return on other investments in 2011 is primarily due to modest negative returns from our investments in hedge and credit funds, compared to positive returns provided by these holdings in 2010. The negative returns of these funds were reflective of the underperformance of both global equities and bank loans during 2011. Partially offsetting the decline in the pre-tax return was the increase in the fair value for our investment in CLO Equities. This increase was driven primarily by lower than anticipated default rates and higher than anticipated recovery rates for the underlying collateral, resulting in higher cash distributions from CLO Equities than previously expected. Refer to the ‘Critical Accounting Estimates – Fair Value Measurements’ for further details on the fair value measurement.

2010 versus 2009: The pre-tax return on other investments declined by 3.7% to 12.1% in 2010 primarily due to lower returns from our investments in hedge and credit funds. Partially offsetting the decline in the pre-tax return was the recovery in fair value for our CLO Equities as a result of higher cash distributions than previously expected. The decline in income from short duration high yield fund was due to its full redemption in 2010.

Equities:

2011 versus 2010: The large percentage increase in dividend income was driven mainly by the significant increase in our allocation to our global equities portfolios.

2010 versus 2009: The 23% reduction in dividend income in 2010 was driven by the sale of all preferred shares during 2009. These preferred shares had larger dividend yields than the remaining common stock holdings.

Investment Expenses:

2011 versus 2010: The increase is primarily due to asset class changes. Additionally, third party investment manager fees increased due to higher investment balances as a result of improved valuations and additional allocations.

2010 versus 2009: The increase is driven primarily by third party investment manager fees due to higher investment balances due to improved valuations and additional allocations.

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

The following table provides a breakdown of net realized investment gains/losses:

Year ended December 31,	2011	2010	2009

On sale of investments:
Fixed maturities and short-term investments	$134,804	$200,048	$34,795
Equities	2,468	10,800	(10,822)
OTTI charges recognized in earnings	(15,861)	(17,932)	(337,435)
Change in fair value of investment derivatives	4,431	(3,641)	(1,032)
Fair value hedges	(4,403)	5,823	2,910

Net realized investment gains (losses)	$121,439	$195,098	$(311,584)

On sale of investments:

Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issuer. We may also sell to rebalance our investment portfolio in order to change exposure to particular sectors or asset classes.

2011 versus 2010: The decrease in net realized gains was largely due to significant gains realized in 2010 as a result of significant credit spread tightening. In 2011, we realized net gains primarily on fixed maturities as a result of the lower U.S. and European risk-free rates. The primary sources of the net realized gains on fixed maturities in 2011 were investment-grade corporate debt, U.S. government and agency securities and agency MBS which is consistent with the sources of the 2010 net realized gains.

2010 versus 2009: Substantial gains were realized primarily on fixed maturities as a result of significant credit spread tightening and, to a lesser extent, lower U.S. Treasury rates. Improvements in global equity markets during the latter half of 2009 and throughout 2010 also enabled us to realize gains on our equity holdings during 2010. The realized losses on our equities in 2009 were primarily driven by the sale of preferred shares in the financial sector.

OTTI charges:

Refer to the ‘Critical Accounting Estimates – OTTI’ section for details on our impairment review process.

On April 1, 2009, we adopted updated OTTI accounting guidance for fixed maturities. Accordingly, we have charged to earnings only credit impairments for impaired fixed maturities for 2011, 2010, and the last three quarters of 2009. This guidance does not allow for retrospective application and therefore the OTTI charges recorded for impaired fixed maturities in the first quarter of 2009 of $26 million are based on previous OTTI accounting guidance (i.e. the difference between the fair value and amortized cost of a debt security in an unrealized loss position).

The following table provides a summary of the OTTI recognized in earnings by asset class:

Year ended December 31,	2011	2010	2009

Fixed maturities:
Corporate debt	$1,954	$3,156	$277,979
Agency RMBS	-	-	345
CMBS	-	413	10,843
Non-Agency RMBS	717	4,715	24,249
ABS	61	1,126	2,384
Municipals	483	19	1,280

	3,215	9,429	317,080
Equities	12,646	8,503	20,355

Total OTTI recognized in earnings	$15,861	$17,932	$337,435

The level of OTTI losses was much higher in 2009 than in 2010 and 2011 due to the significant turmoil in the financial markets experienced in late 2008 and through the first quarter of 2009. The total 2009 OTTI charge for fixed maturities primarily related to the $263 million impairment on our portfolio of European MTNs.

Fair Value Hedges:

Due to the significant volatility in the euro vs. U.S. dollar, we have a fair value hedging program to hedge un-matched foreign currency exposures. Our hedging program for the current and past two years has been highly effective, generating gains/losses of less than 2% of notional balances.

Total Return

Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return within certain guidelines and constraints. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The following table provides a breakdown of the total return on cash and investments, inclusive of foreign exchange impact, for the periods indicated:

Year ended December 31,	2011	2010	2009

Net investment income	$362,430	$406,892	$464,478
Net realized investments gains (losses)	121,439	195,098	(311,584)
Change in net unrealized gains/losses, net of currency hedges	(34,320)	74,175	798,870

Total	$449,549	$676,165	$951,764

Average cash and investments(1)	$13,309,143	$12,285,244	$11,138,624

Total return on average cash and investments, pre-tax(2)	3.4%	5.5%	8.5%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.
(2)	Excluding the impact of foreign currencies due to matching with foreign denominated insurance liabilities, the total return would be 3.7% for 2011 (2010: 5.3%, 2009: 8.2%).

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	December 31, 2011		December 31, 2010
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$10,821,338	$10,940,100	$10,346,243	$10,482,897
Equities	699,566	677,560	327,207	349,254
Other investments	650,955	699,320	478,872	519,296
Short-term investments	149,909	149,909	172,719	172,719

Total investments	$12,321,768	$12,466,889	$11,325,041	$11,524,166

Cash and cash equivalents(1)	$1,082,838	$1,082,838	$1,045,355	$1,045,355

(1)	Includes restricted cash and cash equivalents of $101 million and $116 million for 2011 and 2010, respectively.

Overview

The amortized cost/cost of our total investments increased by $997 million from December 31, 2010, primarily due to investing a portion of our operating cash flows generated in 2011.

The fair value of our total investments increased by $943 million from December 31, 2010, primarily due to net contributions to our fixed maturities, equities and hedge funds. This growth was partially offset by lower valuations, particularly in our equities which were negatively impacted by volatile global equity markets and, to a lesser extent, negative movements in foreign exchange rates, mostly euro against the U.S. dollar.

The following provides a further analysis on our investment portfolio.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	December 31, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,148,267	10%	$860,120	8%
Non-U.S. government	1,212,451	11%	772,798	7%
Corporate debt	3,609,591	33%	4,162,908	40%
Agency RMBS	2,636,634	24%	2,593,582	25%
CMBS	312,691	3%	474,785	5%
Non-Agency RMBS	165,713	2%	244,202	2%
ABS	632,042	6%	661,843	6%
Municipals(1)	1,222,711	11%	712,659	7%

Total	$10,940,100	100%	$10,482,897	100%

Credit ratings:
U.S. government and agency	$1,148,267	10%	$860,120	8%
AAA(2)	4,783,578	44%	4,703,126	45%
AA	1,345,583	12%	1,439,232	14%
A	1,949,612	18%	1,863,138	18%
BBB	1,181,156	11%	1,207,730	11%
Below BBB(3)	531,904	5%	409,551	4%

Total	$10,940,100	100%	$10,482,897	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.
(2)	Includes U.S. government-sponsored agency RMBS and CMBS.
(3)	Non-investment grade and non-rated securities.

At December 31, 2011, fixed maturities had a weighted average credit rating of AA- (2010: AA-) with a book yield of 2.9% (2010: 3.3%) and an average duration of 2.8 years (2010: 3.2 years). When incorporating short-term investments and cash and cash equivalents into this calculation (bringing the total to $12.2 billion), the average rating would be AA- (2010: AA) and the average duration would be 2.5 years (2010: 2.9 years).

During 2011, we changed our methodology for assigning credit ratings to our fixed maturities to be in line with the methodology used for the Barclay’s U.S. Aggregate Bond index. This methodology uses the middle of Standard & Poor’s (S&P), Moody’s and Fitch’s ratings. When ratings from only two of these agencies are available, the lower rating is used. When a rating from only one agency is available, it is used. Previously, we used S&P’s ratings; in the absence of a rating from S&P, we used the lower of the ratings established by Moody’s and Fitch. We have restated the December 31, 2010 comparatives to conform to the new methodology. This change did not impact the overall weighted average credit rating for fixed maturities previously reported in 2010.

To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with 29 points for the highest rating (AAA) and 2 points for the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated by S&P, Moody’s or Fitch are excluded from the weighted average calculation. At December 31, 2011, the fair value of fixed maturities not rated was $2 million (2010: $3 million).

As part of our ongoing risk management process, in addition to managing our credit risk exposure within our fixed maturity portfolio we also monitor the aggregation of country risk exposure on a group-wide basis (refer to Item 1 ‘Risk and Capital Management’ for further details). Country risk exposure is the risk that events within a country, such as currency crises, regulatory changes and other political events, will adversely affect the ability of obligors within the country to honor their obligations to us. For foreign corporate bonds and structured securities, we measure the country risk exposure based on the country of the obligor’s domicile. For debt issued by a foreign subsidiary with an implicit or explicit parental guarantee, the country of risk would be that of the parent.

In light of the heightened concerns over the creditworthiness of the European peripheral countries during 2010, we have actively eliminated our sovereign exposure to Italy while maintaining zero sovereign exposure to Portugal, Ireland and Greece. During 2011, concerns over the debt of eurozone countries continued to grow, particularly with respect to sovereigns and financials. To mitigate our risk, we sold all U.K. and European bank holdings during the fourth quarter.

The following table provides a breakdown of our total eurozone exposure within our fixed maturity portfolio:

	Non-U.S. Government	Corporate	Non-agency RMBS	ABS	Total	% of Total

At December 31, 2011
Eurozone countries:
Germany	$247,741	$133,990	$-	$23,990	$405,721	42%
France	119,820	78,241	-	-	198,061	20%
Netherlands	63,264	23,208	7,247	23,505	117,224	12%
Spain	80,010	21,563	-	-	101,573	10%
Supranationals(1)	58,350	-	-	-	58,350	6%
Belgium	48,560	5,537	-	-	54,097	6%
Luxembourg	-	19,836	-	-	19,836	2%
Austria	16,266	-	-	-	16,266	2%
Italy	-	3,977	-	-	3,977	-
Ireland	-	390	-	-	390	-
Finland	-	-	-	-	-	-

Total eurozone	$634,011	$286,742	$7,247	$47,495	$975,495	100%

At December 31, 2010
Eurozone countries:
Germany	$186,745	$174,996	$-	$21,383	$383,124	38%
Netherlands	76,400	118,000	10,498	18,519	223,417	22%
France	41,927	137,747	-	-	179,674	18%
Spain	56,671	38,702	-	-	95,373	9%
Belgium	36,397	5,554	-	-	41,951	4%
Italy	-	23,664	-	-	23,664	2%
Finland	18,514	-	-	-	18,514	2%
Supranationals(1)	17,327	-	-	-	17,327	2%
Austria	16,970	-	-	-	16,970	2%
Luxembourg	-	11,508	-	-	11,508	1%
Ireland	-	4,314	-	-	4,314	-

Total eurozone	$450,951	$514,485	$10,498	$39,902	$1,015,836	100%

(1)	Includes supranationals only with the eurozone.

In January 2012, as a result of valuation improvements we sold all remaining sovereign debt holdings in France, Spain, and Belgium for a total realized loss of $4 million, driven by foreign exchange loss. The net proceeds were reinvested in a blend of U.S. fixed maturities.

We also have an indirect eurozone exposure through our investment of $116 million in foreign bond mutual funds.

The following is an analysis of our fixed maturity portfolio by major asset classes.

U.S. Government and Agency:

The increase was mainly in U.S. Treasuries due to relative value decisions.

Non-U.S. Government:

Our holdings in non-U.S. government securities consisted of fixed income obligations of non-U.S. sovereigns, including government agencies, local governments and supranationals. The table below summarizes our aggregate fixed maturity exposures to governments in the eurozone and other non-U.S. government concentrations by fair value at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
Country	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Eurozone countries:
Germany	$247,741	20%	AAA	$186,745	24%	AAA
France	119,820	10%	AAA	41,927	5%	AAA
Spain	80,010	7%	AA-	56,671	7%	AA+
Netherlands	63,264	5%	AAA	76,400	10%	AAA
Supranationals(1)	58,350	5%	AAA	17,327	2%	AAA
Belgium	48,560	4%	AA	36,397	5%	AA+
Austria	16,266	1%	AAA	16,970	2%	AAA
Finland	-	-	-	18,514	2%	AAA

Total eurozone	$634,011	52%	AA+	$450,951	58%	AAA

Other concentrations:
United Kingdom	$245,098	20%	AAA	$135,392	18%	AAA
Canada	129,583	11%	AAA	79,803	10%	AA
Australia	108,923	9%	AAA	-	-	-
Other	94,836	8%	A	106,652	14%	AA

Total other concentrations	$578,440	48%	AA+	$321,847	42%	AA+

Total non-U.S. government	$1,212,451	100%	AA+	$772,798	100%	AA+

(1)	Includes supranationals only within the eurozone.

During 2011, we increased our allocation in non-U.S. government securities primarily due to reallocating cash to highly rated fixed maturity holdings. The $183 million increase in eurozone exposure during the current year has been allocated primarily to the AAA rated countries of Germany and France.

At December 31, 2011, our non-U.S. sovereign debt portfolio had net unrealized losses of $29 million (2010: $4 million) which included gross unrealized foreign exchange losses of $50 million (2010: $16 million), mainly on euro-denominated securities. Of these gross unrealized foreign exchange losses, $23 million (2010: $11 million)

have been effectively hedged through our hedging program. The remaining unhedged foreign exchange losses relate to foreign currency exposures required to match with our foreign denominated insurance-related liabilities.

Corporate Debt:

The composition of our corporate debt securities by sector was as follows:

	December 31, 2011			December 31, 2010
	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Financial institutions:
U.S. banking	$698,864	19%	A	$805,573	19%	A+
Corporate/commercial finance	206,404	6%	A-	166,285	4%	A+
Insurance	64,973	2%	A-	47,967	1%	A+
Consumer finance	60,541	2%	A	82,806	2%	A-
Foreign banking	31,814	1%	A+	345,154	8%	AA-
Investment brokerage	23,814	1%	A-	13,092	-	BBB+

Total financial institutions	1,086,410	31%	A	1,460,877	35%	A+

Communications	446,932	12%	BBB	475,423	11%	BBB
Consumer non-cyclicals	446,478	12%	BBB+	440,262	11%	A-
Industrials	341,936	9%	BBB	319,982	8%	BBB+
Electric	261,203	7%	A-	328,670	8%	A-
Consumer cyclical	245,834	7%	BBB-	173,109	4%	BBB-
Non-U.S. government guaranteed	224,803	6%	AA-	261,879	6%	AAA
Other	555,995	16%	BBB+	702,706	18%	BBB+

Total	$3,609,591	100%	BBB+	$4,162,908	100%	A-

Credit quality summary:
Investment grade	$3,148,337	87%	A-	$3,869,671	93%	A
Non-investment grade	461,254	13%	B+	293,237	7%	B

Total	$3,609,591	100%	BBB+	$4,162,908	100%	A-

The decrease in corporate debt holdings during 2011 was mainly due to the disposition of all U.K. and European bank holdings. Our remaining exposure to non-U.S. banks amounted to $32 million at December 31, 2011, consisting primarily of highly-rated Canadian banks. Our holdings in the non-U.S. government guaranteed sector comprise corporate issues with the explicit guarantee of a non-U.S. government. Of these holdings, at December 31, 2011, $91 million (2010: $153 million) was guaranteed by certain governments within the eurozone, mainly Germany (51%) and France (43%).

At December 31, 2011, our corporate debt portfolio had a weighted average credit rating of BBB+ (2010: A-), a duration of 3.1 years (2010: 3.5 years), and weighted average life of 4.0 years (2010: 4.4 years). The decline in the weighted average credit rating for the portfolio in 2011 was largely due to the increase in our allocation to short duration high yield corporate debt securities. At December 31, 2011, our short duration high yield portfolio had a fair value of $499 million (2010: $277 million) and a weighted-average credit rating of BB- (2010: B+). The primary sector exposures for this high yield portfolio are consumer cyclical, industrials, communications, consumer non-cyclicals and energy. These five sectors comprise 76% (2010: 83%) of the total fair value of this portfolio.

Mortgage-Backed Securities:

The following table provides a breakdown of the fair value of our RMBS and CMBS portfolios by credit rating:

	December 31, 2011		December 31, 2010
	RMBS	CMBS	RMBS	CMBS

Government agency	$2,636,634	$-	$2,593,582	$-
AAA	92,851	260,443	117,478	375,700
AA	5,398	40,776	17,199	39,114
A	5,155	11,472	11,766	58,433
BBB	8,517	-	13,949	1,538
Below BBB(1)	53,792	-	83,810	-

Total	$2,802,347	$312,691	$2,837,784	$474,785

(1)	Non-investment grade securities

Residential MBS:

Our RMBS portfolio consists primarily of AAA-rated agency issues and is supported by loans that are diversified across geographical areas. Due to the impact of interest rate change on prepayment speed assumptions, the duration of our agency MBS holdings contracted from 3.5 years at December 31, 2010 to 1.8 years at December 31, 2011.

During 2011, our holdings of non-agency RMBS declined due to paydowns as well as an active reduction of risk. At December 31, 2011, the average duration and weighted average life was 0.1 years (2010: 0.2 years) and 5.8 years (2010: 8.3 years), respectively, for non-agency RMBS.

Commercial MBS:

Our holdings in this asset class decreased in 2011 primarily due to paydowns and an active reduction of risk. Our remaining non-agency CMBS portfolio continues to be rated highly, with approximately 96% rated AA or better (2010: 84%). Additionally, the weighted average estimated subordination percentage for the portfolio was 25% at December 31, 2011 (2010: 27%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2011, the average duration and weighted average life was 2.9 years (2010: 3.4 years) and 4.2 years (2010: 5.2 years), respectively.

Asset-Backed Securities:

The following table provides a breakdown of the underlying collateral for our ABS by credit rating:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB(3)	Total

At December 31, 2011
Auto	$265,652	$-	$-	$-	$-	$265,652
Student loan	152,100	7,893	-	-	-	159,993
Credit card	91,461	-	-	-	-	91,461
CLO - debt tranches	-	-	24,775	13,101	9,643	47,519
Other	65,392	371	160	227	1,267	67,417

Total	$574,605	$8,264	$24,935	$13,328	$10,910	$632,042

% of total	91%	1%	4%	2%	2%	100%

At December 31, 2010
Auto	$358,337	$-	$-	$-	$-	$358,337
Credit card	124,553	-	-	-	-	124,553
Student loan	83,444	-	-	-	-	83,444
CLO - debt tranches	-	-	-	12,720	30,458	43,178
Other	50,125	225	167	1,770	44	52,331

Total	$616,459	$225	$167	$14,490	$30,502	$661,843

% of total	93%	-	-	2%	5%	100%

The average duration and weighted average life of our ABS portfolio at December 31, 2011 was 0.7 years (2010: 1.0 years) and 3.1 years (2010: 3.8 years), respectively. Based on fair value, our ABS securities primarily originate from years 2010 (24%) and 2011 (23%).

Municipals:

Our holdings in municipal debt are primarily held within the taxable portfolios of our U.S. subsidiaries and include debt issuance from states, municipalities and political subdivisions. The following table provides a breakdown of the fair value of our municipal debt portfolio by state and between Revenue and General Obligation (“G.O.”) bonds:

	G.O.	Revenue	Total	% of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Credit Rating

At December 31, 2011
New York	$47,856	$153,068	$200,924	16%	$9,020	$(6)	AA
California	66,113	132,870	198,983	16%	9,874	(162)	A+
Texas	46,446	91,235	137,681	11%	5,355	(5)	AA
Florida	10,344	57,825	68,169	6%	3,297	-	AA-
Washington	27,515	30,177	57,692	5%	2,184	(9)	AA
Other	117,217	442,045	559,262	46%	22,708	(1,498)	AA-

	$ 315,491	$907,220	$1,222,711	100%	$52,438	$(1,680)	AA-

At December 31, 2010
California	$24,297	$70,268	$94,565	13%	$1,567	$(930)	AA-
New York	22,442	55,482	77,924	11%	1,061	(1,658)	AA+
Texas	33,467	33,024	66,491	9%	1,403	(1,145)	AA+
New Jersey	5,662	48,038	53,700	8%	845	(636)	AA
Florida	2,290	44,134	46,424	7%	462	(500)	AA
Other	103,801	269,754	373,555	52%	6,531	(6,682)	AA

	$ 191,959	$520,700	$712,659	100%	$11,869	$(11,551)	AA

During 2011, we added municipal debt securities primarily to our taxable U.S. portfolios due to the attractive relative value of this asset class.

G.O. bonds are backed by the full faith and credit of the authority that issued the debt and are secured by the taxing powers of those authorities. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer (e.g. sewer, water or utility projects). As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than G.O. bonds. At December 31, 2011, the top three revenue streams related to transportation (20%), power (15%) and school (14%) (2010: transportation (16%), water & sewer (14%) and power (13%)).

Additionally, certain of our holdings in municipal debt were insured by financial guarantee companies. At December 31, 2011, we held insurance enhanced municipal bonds in the amount of $231 million (2010: $163 million), with a weighted average credit rating of AA- (2010: AA). In the event the financial guarantors are unable to make good on their guarantee on a defaulted security, we would then be exposed to the credit loss. Excluding the insurance benefit from the financial guarantee companies, the weighted average credit quality of our insured bond holdings would be AA- (2010: AA-). At December 31, 2011, our largest exposures to financial guarantors were Assured Guaranty Corp. for $92 million (2010: $61 million), National Public Finance Guarantee Corporation for $63 million (2010: $56 million) and Ambac Financial Group, Inc. for $38 million (2010: $23 million). We had no direct investments in these companies at December 31, 2011 and 2010.

Gross Unrealized Losses:

At December 31, 2011, the gross unrealized losses on our fixed maturities portfolio were $125 million (2010: $114 million).

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position:

	December 31, 2011			December 31, 2010
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$2,461,280	$(78,634)	74%	$3,877,895	$(85,626)	86%
10-20%	174,001	(24,829)	23%	49,241	(9,582)	10%
20-30%	9,853	(3,110)	3%	10,642	(3,445)	3%
30-40%	-	-	-	757	(339)	1%
40-50%	-	-	-	225	(208)	-
> 50%	-	-	-	-	-	-

Total	$2,645,134	$(106,573)	100%	$3,938,760	$(99,200)	100%

The severity range of 10-20% consists primarily of corporate debt securities and ABS with weighted average credit ratings of A- and A+, respectively. The increase in this severity range from 2010 is due to negative price movements on certain corporate debt securities, partially offset by positive price movement in certain CLO debt tranched securities (part of our ABS).

The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$170,244	$(4,965)	27%	$136,714	$(2,665)	18%
10-20%	29,538	(4,733)	26%	18,245	(3,874)	26%
20-30%	17,647	(6,532)	36%	10,026	(4,160)	28%
30-40%	4,172	(2,081)	11%	7,636	(3,824)	27%
40-50%	-	-	-	6	(5)	-
> 50%	-	-	-	45	(167)	1%

Total	$221,601	$(18,311)	100%	$172,672	$(14,695)	100%

Equities

During 2011, we increased our allocation to global equities, mainly to exchange traded funds (“ETFs”) which were introduced to our portfolio in 2011 to provide highly liquid and cost efficient exposure to the global equity markets. This increased allocation, together with the increased allocation to alternative investments (reported as other investments), provides a diversification benefit to our predominantly fixed income invested asset base.

At December 31, 2011, our equities portfolio had net unrealized losses of $22 million (2010: $22 million net unrealized gains) of which most relate to our ETFs that we purchased during 2011. The $44 million change in net unrealized gains/losses was caused primarily by the declines in the non-U.S. equity markets and, to a lesser extent, declines in foreign currencies.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	December 31, 2011		December 31, 2010

Hedge funds
Multi-strategy funds	$230,750	33%	$256,392	49%
Long/short equity funds	214,498	31%	50,784	10%
Event-driven funds	99,061	14%	51,101	10%

Total hedge funds	544,309	78%	358,277	69%

Credit funds
Leveraged bank loan funds	69,132	10%	82,761	16%
Event-driven funds	19,319	3%	21,995	4%

Total credit funds	88,451	13%	104,756	20%

Total hedge and credit funds	632,760	91%	463,033	89%

CLO - Equities	66,560	9%	56,263	11%

Total other investments	$699,320	100%	$519,296	100%

The $170 million increase in the fair value of our total hedge and credit funds in 2011 reflects $183 million of net subscriptions primarily in long/short equity hedge funds, offset partially by declined valuations during the year as our hedge and credit funds tracked the volatility of the global equity and credit markets. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. Refer to Item 8, Note 5(b) of our Consolidated Financial Statements for further details.

The $10 million increase in the fair value of the CLO – Equities since December 31, 2010, was primarily due to $45 million of improved valuations, offset partially by $35 million in cash distributions received during 2011.

Restricted Investments

To support our (re)insurance operations we provide collateral (fixed maturities and short-term investments) in various forms. We primarily utilize trust arrangements for U.S. insurance obligations and, to a lesser extent, issue letters of credit for reinsurance business. We are also required to maintain securities on deposit with various regulatory authorities. The fair value of our restricted investments was as follows:

At December 31,	2011	2010

Collateral in Trust for inter-company agreements	$1,921,586	$1,785,961
Collateral for secured letter of credit facility	441,229	405,037
Collateral in Trust for third party agreements	238,395	217,905
Securities on deposit with regulatory authorities	49,543	87,657

Total restricted investments	$2,650,753	$2,496,560

The $154 million increase in restricted investments in 2011 was primarily due to an increase in the collateral required for securing insurance obligations established by certain U.S. subsidiaries that are recoverable under inter-company agreements.

All of the above restricted investments are available to settle (re)insurance liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage our liquidity at both the holding company and operating subsidiary level.

Holding Company

As a holding company, AXIS Capital has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which AXIS Capital’s subsidiaries operate (refer to Item 8, Note 18, to the Consolidated Financial Statements for further information), as well as the need to maintain capital levels to adequately support (re)insurance operations and to preserve financial strength ratings issued by independent rating agencies. During 2011, AXIS Capital received $385 million (2010: $698 million; 2009: $530 million) of distributions from its subsidiaries. Our cumulatively strong earnings allowed our operating subsidiaries to continue to fund these distributions in 2011, despite the previously discussed high level of natural catastrophe activity. AXIS Capital’s primary uses of funds are dividend payments to both common and preferred shareholders, share repurchases, interest and principal payments on debt, capital investments in subsidiaries and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, which was over $1 billion at December 31, 2011, will provide AXIS Capital with sufficient liquidity for the foreseeable future.

Operating Subsidiaries

AXIS Capital’s operating subsidiaries generally derive cash from investment income, as well as the net receipt of premiums less losses and loss expenses related to underwriting activities. Historically, these cash receipts have been sufficient to fund the operating expenses of these subsidiaries, as well as to fund dividend payments to AXIS Capital. The subsidiaries’ remaining cash flows are generally reinvested in our investment portfolio.

The (re)insurance business of our operating subsidiaries inherently provides liquidity, as premiums are received in advance (and sometimes substantially in advance) of the time claims are paid. However, the amount of cash required to fund claim payments can fluctuate significantly from period to period, due to the low frequency/high severity nature of certain types business we write.

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash provided by (used in)(1)	2011	2010	2009

Operating activities	$1,190,142	$1,187,777	$849,856
Investing activities	(832,718)	(687,790)	(1,478,871)
Financing activities	(302,480)	(351,661)	(321,924)
Effect of exchange rate changes on cash	(2,610)	(7,425)	41,972

Increase (decrease) in cash and cash equivalents	$52,334	$140,901	$(908,967)

(1)	See Consolidated Statements of Cash Flows included in Item 8, ‘Financial Statements and Supplementary Data’, of this report for additional information.

•

Compared to 2009, our 2010 cash flows from operating activities increased $338 million. The primary drivers of this increase were higher premium-related cash receipts, driven by gross premiums written increases, and lower reinsurance protection costs for our insurance segment largely driven by the previously mentioned changes in our reinsurance purchasing. Partially offsetting these increases were increased cash outflows for general and administrative expenses, previously noted, and an increase in our net paid losses as we continued to fund claim payments for lines of business impacted by the global financial crisis. While our 2011 cash flows from operating activities were comparable to 2010, there were certain notable underlying movements; net premium-related cash receipts increased but were partially offset by an increase in net paid losses. Premium receipts continued to increase due to growth in gross premiums written, as well as the changes in reinsurance purchasing effected in the second quarter of 2010. The high frequency and severity of natural catastrophe events in the most recent two years drove an increase in net paid losses, though this was partially offset by a continued reduction in payments related to lines of business impacted by the global financial crisis.

•

During 2011, we increased our allocation to global equities and hedge funds, driving combined net purchases of equities and other investments of $0.5 billion. The remainder of our cash outflows for investing purposes for 2011, and the majority of those for 2010 and 2009, largely related to the net purchase of fixed maturities (2011: $0.3 billion; 2010: $0.6 billion; 2009: $1.6 billion). At the start of 2009, we had a higher than normal allocation to cash and cash equivalents in light of global financial market conditions; as markets stabilized during 2009, we used a portion of the balance to fund fixed maturity purchases. We continued to fund fixed maturity purchases in 2010 and 2011. Refer to the ‘Cash and Investments’ section for further details.

•

Net cash flows used in financing activities in 2011 primarily related to dividends paid on common shares of $206 million (2010: $108 million; 2009: $113 million). The increase in 2011 was largely due to payment of deferred dividends to certain warrant holders upon exercise (refer to Item 8, Note 13 to our Consolidated Financial Statements). Financing cash outflows also included common share repurchases of $66 million ($50 million from the market, with the remainder from employees to satisfy withholding tax liabilities upon vesting of restricted stock awards and stock option exercises) (2010: $710 million, including $699 million from the market; 2009: $176 million, including $170 million from the market) and dividends paid on preferred shares of $37 million (2010: $37 million; 2009: $37 million). During 2010, these outflows were partially offset by the $495 million net proceeds received from our senior notes issuance (discussed in Item 8, Note 10(a) of our Consolidated Financial Statements). We note that market share repurchases are completely discretionary (see ‘Capital Resources – Share Repurchases’ below).

Our diversified underwriting portfolio has demonstrated an ability to withstand catastrophic losses. Since 2003 and with the only exception being 2009, our annual cash flows from operations were in excess of $1 billion; operating cash flows of $850 billion for 2009 were adversely impacted by claims arising amidst the global financial crisis and a non-recurring payment of $200 million to settle our insurance derivative contract. These positive cash flows were generated notwithstanding the impacts of the global financial crisis and the recognition of significant natural catastrophe-related losses during the period: our net losses and loss expenses included $266 million for Hurricanes Charley, Frances, Ivan and Jeanne in 2004; $1,019 million for Hurricanes Katrina, Rita and Wilma in 2005; $408 million for Hurricanes Gustav and Ike in 2008; $256 million for the Chilean earthquake and New Zealand I in 2010; and $944 million for 2011 natural catastrophe events described in ‘Underwriting Results – Group – Underwriting Expenses’. There remains significant uncertainty associated with our estimates of net losses for the most recent of these catastrophe events (see ‘Underwriting Results – Group – Underwriting Expenses’ for further details), as well as the timing of the associated cash outflows.

Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize our cash and cash equivalent balances and/or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, approximately $9.1 billion of our December 31, 2011 cash and investments balance could be available in one to three business days under normal market conditions. For context, our largest 1-in-250 year return period, single occurrence, single-zone modeled probable maximum loss (Mid-Atlantic U.S. Hurricane) is approximately $1.0 billion, net of reinsurance; our claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit both the loss of capital due to a single event, and the loss of capital that would occur from multiple but perhaps smaller events, in any year. Refer to the ‘Risk and Capital Management’ section of Item 1 for further information.

Our net paid losses may increase in the short-term due to the recent natural catastrophe activity. However, we continue to expect that cash flows generated from our operations, combined with the liquidity provided by our investment portfolio, will be sufficient to cover our required cash outflows and other contractual commitments through the foreseeable future. Refer to the ‘Contractual Obligations and Commitments’ section below for further information about the anticipated amounts and timing of our contractual obligations and commitments.

CAPITAL RESOURCES

In addition to common equity, we have utilized other external sources of financing, including debt, preferred shares and letters of credit to support our business operations. We believe that we hold sufficient capital to allow us to take advantage of market opportunities and to maintain our financial strength ratings, as well as to comply with various local statutory regulations. We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business (see ‘Risk and Capital Management’ in Item 1).

The following table summarizes our consolidated capital position for the periods indicated:

At December 31,	2011	2010

Long-term debt	$994,664	$994,110

Preferred shares	500,000	500,000
Common equity	4,944,079	5,124,970

Shareholders’ equity	5,444,079	5,624,970

Total capital	$6,438,743	$6,619,080

Ratio of debt to total capital	15.4%	15.0%

Ratio of debt and preferred equity to total capital	23.2%	22.6%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength. A company with higher ratios in comparison to industry average may show weak financial strength because the cost of its debts may adversely affect results of operations and/or increase its default risk. We believe that our financial flexibility remains strong.

Long-term Debt: Long-term debt represents the senior notes we issued during 2004 and 2010. For further information, refer to Item 8, Note 10(a) of the Consolidated Financial Statements.

Preferred Shares: During 2005, we issued $250 million of Series A and $250 million of Series B preferred shares. For further information, refer to Item 8, Note 13(b) of the Consolidated Financial Statements.

Common Equity: Underlying movements in the value of our common equity over the past two years are outlined in the following table:

Year ended December 31,	2011	2010

Common equity - opening	$5,124,970	$5,000,244
Net income	46,305	856,723
Change in unrealized appreciation on available for sale investments, net of tax	(45,706)	74,364
Share repurchases	(65,885)	(709,583)
Common share dividends	(121,646)	(121,651)
Preferred share dividends	(36,875)	(36,875)
Share-based compensation	39,134	36,695
Foreign currency translation adjustment and other	3,782	25,053

Common equity - closing	$4,944,079	$5,124,970

Credit and Letter of Credit Facilities

We routinely enter into agreements with financial institutions to obtain secured and unsecured credit facilities. These facilities are primarily used for the issuance of letters of credit, in the normal course of operations, to certain U.S.-based (re)insurance operations that purchase reinsurance protection from us. These letters of credit allow those operations to take credit, under U.S. insurance regulations, for reinsurance obtained in jurisdictions where AXIS Capital’s subsidiaries are not licensed or otherwise admitted as an insurer. The value of our letters of credit outstanding is driven by, amongst other factors, loss development on existing reserves, the payment patterns of such reserves, the expansion of our and the loss experience of such business. A portion of these facilities may also be used for liquidity purposes.

Each of our existing facilities is described further below; refer to Item 8, Note 10(b) to our Consolidated Financial Statements for additional information.

Secured Letter of Credit Facility

We maintain a secured $750 million letter of credit facility (the “LOC Facility”). This facility is subject to certain covenants, including the requirement to maintain sufficient collateral to cover all of our obligations under the facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to the lender. In the event of default, the lender may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the facility to any or all of the participating operating subsidiaries.

Credit Facility

We also have a revolving $500 million credit facility (the “Credit Facility”), which provides us with combined borrowing and letter of credit issuance capacity up to the aggregate amount of the facility. At our request, and subject to certain conditions, the aggregate commitment of this facility may be increased by up to $250 million. Interest on loans issued under this facility is payable based on underlying market rates at the time of loan issuance. While any loans are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. This facility is subject to certain covenants that we believe are customary for facilities of this type, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the facility documents. Compliance with certain financial covenants that we believe are customary for (re)insurance companies in credit facilities of this type is also required. These covenants include:

(i)	Maintenance of a minimum consolidated net worth, with the minimum being equal to the sum of $3.689 billion plus 25% of consolidated net income (if positive) for each semi-annual fiscal period ending on or after December 31, 2010 plus 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period. For the purposes of this covenant, consolidated net worth excludes unrealized appreciation (depreciation) on our available for sale investments.

(ii)	Maintenance of a maximum debt to total capital ratio of 0.35 to 1. For the purposes of this covenant, unrealized appreciation (depreciation) on our available for sale investments is excluded from total capital.

(iii)	Maintenance of an A.M. Best Company, Inc. (“A.M. Best”) financial strength rating of at least B++ for each of AXIS Capital’s material insurance/reinsurance subsidiaries that are party to the Credit Facility.

At December 31, 2011, this facility required a minimum consolidated net worth of $3.900 billion and our actual consolidated net worth, as calculated under the provisions of the Credit Facility, was $5.328 billion. We had a consolidated debt to total capital ratio, calculated in accordance with the Credit Facility provisions, of 0.16 to 1 and each of our material insurance/reinsurance subsidiaries party to the agreement had an A.M. Best financial strength rating of A.

In the event of default, including a breach of the covenants outlined above, the lenders may exercise certain remedies including the termination of the facility, the declaration of all principal and interest amounts related to facility loans to be immediately due and the requirement that any outstanding letters of credit that we opted to obtain on an unsecured basis be collateralized.

Additionally, the facility allows for an adjustment to the level of pricing should AXIS Capital experience a change in its senior unsecured debt ratings.

Available Capacity

At December 31, 2011, we had $397 million of letters of credit outstanding under LOC Facility. There were no letters of credit or borrowings outstanding under the Credit Facility. Thus, remaining available capacity under these two facilities was $853 million, not taking into consideration the $250 million potential increase in the amount available under the Credit Facility. We were in compliance with all covenants of both facilities at December 31, 2011.

Share Repurchases

As part of our capital management program, our Board of Directors has authorized a share repurchase program. At December 31, 2011, the remaining authorization under the program was $544 million (refer to Item 5 ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities’ for additional information). As noted above, repurchases under this program are entirely discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations.

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

Financial Strength Ratings

Our principal (re)insurance operating subsidiaries are assigned financial strength ratings from internationally recognized rating agencies, including Standard & Poor’s, A.M. Best and Moody’s Investors Service. These ratings are publicly announced and are available directly from the agencies, as well as on our website.

Such financial strength ratings represent the opinions of the rating agencies on the overall financial strength of a company and its capacity to meet the obligations of its (re)insurance contracts. Independent ratings are one of the important factors that establish our competitive position in (re)insurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company. These ratings are based upon factors considered by the rating agencies to be relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

The following are the most recent financial strength ratings from internationally recognized agencies in relation to our principal (re)insurance operating subsidiaries:

Rating agency	Agency’s description of rating	Rating	Agency’s rating definition	Ranking of rating

Standard & Poor’s	An “opinion about the financial security characteristics of an insurance organization, with respect to its ability to pay under its insurance policies and contracts, in accordance with their terms”.	A+ (Stable)	“Strong financial security characteristics”	The ‘A’ grouping is the third highest out of nine major rating categories. The first seven major rating categories may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

A.M. Best	An “opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations”.	A (Positive)	“Excellent ability to meet ongoing insurance obligations”	The ‘A’ grouping is the third highest ratings category out of fifteen. Ratings outlooks (‘Positive’, ‘Negative’ and ‘Stable’) are assigned to indicate a rating’s potential direction over an intermediate term, generally defined as 12 - 36 months.

Moody’s Investors Service	“Opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations.”	A2 (Stable)	“Good financial security”	The ‘A’ grouping is the third highest out of nine rating categories. Each of the second through seventh categories are subdivided into three subcategories, as indicated by an appended numerical modifier of ‘1’, ‘2’ and ‘3’. The ‘1’ modifier indicates that the obligation ranks in the higher end of the rating category, the ‘2’ modifier indicates a mid-category ranking and the ‘3’ modifier indicates a ranking in the lower end of the rating category.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table provides a breakdown of our contractual obligations and commitments at December 31, 2011 by period due:

	Payment Due By Period
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss and loss expense payments(1)	$8,425,045	$2,557,314	$2,684,299	$1,258,391	$1,925,041
Operating lease obligations(2)	202,352	21,872	55,377	42,730	82,373
Reinsurance purchase commitments(3)	66,757	66,757	-	-	-
SERPs payments(4)	23,113	1,261	2,638	2,799	16,415
Financing activities
Senior notes (including interest payments)(5)	1,335,938	58,125	616,250	58,750	602,813

Total	$10,053,205	$2,705,329	$3,358,564	$1,362,670	$2,626,642

(1)	We are obligated to pay claims for specified loss events covered by the (re)insurance contracts we write. Such loss payments represent our most significant future payment obligation. In contrast to our other contractual obligations, our cash payments are not determinable from the terms specified within the underlying contracts. The total amount in the table above reflects our best estimate of our reserve for losses and loss expenses. However, the actual amounts and timing may differ materially; refer to the ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ for further information. We have not taken into account corresponding reinsurance recoverable amounts that would be due to us. Given the limited loss development pattern information specific to our experience, we have generally estimated the timing of payment by applying industry benchmark payout patterns to each underlying reserving class.
(2)	We lease office space under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business, as required.
(3)	We purchase reinsurance protection for our insurance lines of business. The minimum premiums are contractually due in advance on a quarterly basis.
(4)	We have Supplemental Executive Retirement Plans (“SERPs”) for both the Chairman and the CEO. For further information, refer to Item 8, Note 14 to the Consolidated Financial Statements.
(5)	For further details on the terms of on our senior unsecured debt, refer to Item 8, Note 10(a) to the Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements include certain amounts that are inherently uncertain and judgmental in nature. As a result, we are required to make assumptions and best estimates in order to determine the reported values. We consider an accounting estimate to be critical if: (1) it requires that significant assumptions be made in order to deal with uncertainties and (2) changes in the estimate could have a material impact on our results of operations, financial condition or liquidity.

We believe that the material items requiring such subjective and complex estimates are our:

•	reserves for losses and loss expenses;

•	reinsurance recoverable balances;

•	premiums;

•	fair value measurements for our financial assets and liabilities; and

•	assessments of other-than-temporary impairments.

Nevertheless, other significant accounting policies are important to understanding our Consolidated Financial Statements. See Item 8, Note 2 ‘Significant Accounting Policies’ to the Consolidated Financial Statements for further information.

We believe that the amounts included in our Consolidated Financial Statements reflect our best judgment. However, factors such as those described in Item 1A ‘Risk Factors’ could cause actual events or results to differ materially from our underlying assumptions and estimates; this could lead to a material adverse impact on our results of operations, financial condition and/or liquidity.

RESERVE FOR LOSSES AND LOSS EXPENSES

Overview

We believe the most significant accounting judgment we make is the estimate of our reserve for losses and loss expenses (“loss reserves”). Our loss reserves represent management’s estimate of the unpaid portion of our ultimate liability for losses and loss expenses (“ultimate losses”) for (re)insured events that have occurred at or before the balance sheet date. Our loss reserves reflect both claims that have been reported to us (“case reserves”) and claims that have been incurred but not yet reported to us (“IBNR”). Our loss reserves represent our best estimate of what the ultimate settlement and administration of claims will cost, based on our assessment of facts and circumstances known at that particular point in time.

Loss reserves are not an exact calculation of liability but instead are complex estimates. The process of estimating loss reserves involves a number of variables (see ‘Selection of Reported Reserves (Management’s Best Estimate)’ ) below for further details). We review our estimate of loss reserves each reporting period and consider all significant facts and circumstances then known. As additional experience and other data become available and/or laws and legal interpretations change, we may adjust our previous estimates of loss reserves; these adjustments are recognized in the period they are determined and, therefore, can impact that period’s underwriting results either favorably (when reserves established in prior periods prove to be redundant) or adversely (when reserves established in prior periods prove to be deficient).

Case Reserves

With respect to our insurance operations, we are generally notified of insured losses by our insureds and/or their brokers. Based on this information, our claims personnel estimate our ultimate losses arising from the claim, including the cost of administering the claims settlement process. These estimates reflect the judgment of our claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, the advice of legal counsel, loss adjusters and other relevant consultants.

For our reinsurance business, case reserves for reported claims are generally established based on reports received from ceding companies and/or their brokers. For excess of loss contracts, we are typically notified of insured losses on specific contracts and record a case reserve for the estimated ultimate liability arising from the claim. With respect to contracts written on a proportional basis, we typically receive aggregated claims information and record a case reserve based on that information. However, our proportional reinsurance contracts typically require that losses in excess of pre-defined amounts be separately notified so that we can adequately evaluate them. Our claims department evaluates each specific loss notification we receive and records additional case reserves when a ceding company’s reserve for a claim is not considered adequate.

In deciding whether to provide treaty reinsurance, we carefully review and analyze a cedant’s underwriting and risk management practices to ensure appropriate underwriting, data capture and reporting procedures. We also undertake an extensive program of cedant audits, using outsourced legal and industry experience where necessary. This allows us to review cedants’ claims administration practices to ensure that reserves are consistent with exposures, adequately established and properly reported in a timely manner and also allows us to verify that claims are appropriately handled.

IBNR

The estimation of IBNR is necessary due to the time lags between when a loss event occurs and when it is actually reported to us, referred to as the reporting lag. Reporting lags may arise from a number of factors, including but not limited to the nature of the loss, the use of intermediaries and complexities in the claims adjusting process. By definition, we do not have specific information on IBNR so it must be estimated. IBNR is calculated by deducting incurred losses (i.e. paid losses and case reserves) from management’s best estimate of ultimate losses. In contrast to case reserves, which are established at the contract level, IBNR reserves are generally estimated at an aggregate level and cannot be identified as reserves for a particular loss event or contract. Refer to the ‘Reserving For Significant Catastrophic Events’ section below for additional information on reserving for such events.

Reserving Process

Sources of Information

Our quarterly reserving process begins with the collection and analysis of paid and incurred claim data for each of our segments. The segmental data is disaggregated by reserving class and further disaggregated by accident year (i.e. the year in which the loss event occurred). We use underwriting year information (i.e. the year in which the contract incepted) to analyze some of our proportional reinsurance business and subsequently allocate reserves to the respective accident years. Our reserving classes are selected to ensure that the underlying contracts have homogeneous loss development characteristics, while remaining large enough to make the estimation of trends credible. We review our reserving classes on a regular basis and adjust them over time as our business evolves. This data serves as a key input to many of the methods employed by our actuaries. Given our relatively limited operating history, this data is also supplemented with industry benchmarks. The relative weights assigned to our own historical loss data versus industry data vary according to the length of the development profile for the reserving class being evaluated. At present, we generally give more weight to our own experience (and, correspondingly, less weight to industry data) for reserving classes with short and medium claim tails; the converse is true for reserving classes with longer claim tails. (See ‘Claim Tail Analysis’ below for more detailed information by claim tail class.)

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

The following is a brief description of the reserve estimation methods commonly employed by our actuaries and a discussion of their particular strengths and weaknesses:

•

Expected Loss Ratio Method (“ELR”): This method estimates ultimate losses for an accident year by applying an expected loss ratio to the earned premium for that accident year. Generally, expected loss ratios are based on one or more of (a) an analysis of historical loss experience to date, (b) pricing information and (c) industry data, adjusted as appropriate, to reflect changes in rates and terms and conditions. This method is insensitive to actual incurred losses for the accident year in question and is, therefore, often useful in the early stages of development when very few losses have been incurred. Conversely, the lack of sensitivity to incurred/paid losses for the accident year in question means that this method is usually inappropriate in later stages of an accident year’s development.

•

Loss Development Method (also referred to as the Chain Ladder Method or Link Ratio Method): This method assumes that the losses incurred/paid for each accident year at a particular development stage follow a relatively similar pattern. It assumes that on average, every accident year will display the same percentage of ultimate losses incurred/paid at the same point in time after the inception of the accident year. The percentages incurred/paid are established for each development stage (e.g. 12 months, 24 months, etc.) after examining historical averages from historical loss development data and/or external industry benchmark information. Ultimate losses are then estimated by multiplying the actual incurred/paid losses by the reciprocal of the established incurred/paid percentage. The strengths of this method are that it reacts to loss emergence/payments and that it makes full use of historical claim emergence/payment experience. However, this method has weaknesses when the underlying assumption of stable loss development/payment patterns is not valid. This could be the consequence of changes in business mix, claim inflation trends or claim reporting practices and/or the presence of large claims, amongst other things. Furthermore, this method tends to produce volatile estimates of ultimate losses where there is volatility in the underlying incurred/paid patterns. In particular, where the expected percentage of incurred/paid losses is low, small deviations between actual and expected claims can lead to very volatile estimates of ultimate losses. As a result, this method is often unsuitable at early development stages for an accident year.

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

An important and distinguishing feature of many of these contracts, though, is our contractual right, subsequent to payment of a claim to our insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to our credit and political risk loss reserves. The lag between the date of a claim payment and our ultimate recovery from the corresponding security can result in negative case reserves at a point in time (as was the case at December 31, 2011 and 2010). The nature of the underlying collateral is specific to each transaction and we also estimate the value of this collateral on a contract-by-contract basis. This valuation process is inherently subjective and involves the application of management’s judgment because active markets for the collateral often do not exist. Our estimates of value are based on numerous inputs, including information provided by our insured, as well as third party sources including rating agencies, asset valuation specialists and other publicly available information. We also assess any post-event circumstances, including restructurings, liquidations and possession of asset proposals/agreements.

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

Reserving For Significant Catastrophic Events

We cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, using the traditional actuarial methods described above. Rather, loss reserves for such events are estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially be impacted by the catastrophic event. This in-depth analysis may rely on several sources of information, including: (1) estimates of the size of insured industry losses from the catastrophic event and our corresponding market share; (2) a review of our portfolio of contracts performed to identify those contracts which may be exposed to the catastrophic event; (3) a review of modeled loss estimates based on information previously reported by customers and brokers, including exposure data obtained during the underwriting process; (4) discussions of the impact of the event with our customers and brokers and (5) catastrophe bulletins published by various independent statistical reporting agencies. We generally use a blend of these information sources to arrive at our aggregate estimate of the ultimate losses arising from the catastrophic event. In subsequent reporting periods, we review changes in paid and incurred losses in relation to each significant catastrophe and adjust our estimates of ultimate losses for each event if there are developments that are different from our previous expectations; such adjustments are recorded in the period in which they are identified.

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

During both 2010 and 2011, our results of operations were significantly impacted by natural catastrophe activity. See Item 7 ‘Underwriting Results – Group, Underwriting Expenses’ for a discussion of these events and the remaining associated uncertainties.

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

	2011			2010
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$435,887	$304,098	$739,985	$295,754	$207,527	$503,281
Marine	176,111	195,422	371,533	147,250	151,400	298,650
Aviation	25,972	39,952	65,924	25,054	41,978	67,032
Credit and political risk	(110,961)	90,143	(20,818)	(129,953)	106,788	(23,165)
Professional lines	446,155	1,451,820	1,897,975	335,069	1,371,700	1,706,769
Liability	217,052	810,090	1,027,142	174,282	785,154	959,436

Total Insurance	1,190,216	2,891,525	4,081,741	847,456	2,664,547	3,512,003

Reinsurance segment:
Catastrophe and property	1,026,134	506,855	1,532,989	564,282	463,552	1,027,834
Credit and bond	81,357	145,694	227,051	69,488	140,560	210,048
Professional Lines	239,986	763,693	1,003,679	223,277	742,024	965,301
Motor	313,518	323,871	637,389	252,047	236,483	488,530
Liability	168,161	774,035	942,196	140,934	687,725	828,659

Total Reinsurance	1,829,156	2,514,148	4,343,304	1,250,028	2,270,344	3,520,372

Total	$3,019,372	$5,405,673	$8,425,045	$2,097,484	$4,934,891	$7,032,375

The overall increase in our gross loss reserves during 2011 was largely driven by the significant level of natural catastrophe activity during the year, although growth in our business and the continued accumulation of reserves for longer-tailed lines also contributed.

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

The initial estimates of our ultimate losses for our short-tail business in our early accident years were developed primarily with reference to industry benchmarks for both expected loss ratios and loss development patterns. Over time, our own historical loss experience has increased and, therefore, gained credibility and became relevant for consideration in our loss reserve estimation process. As a result, commencing in 2005, we have gradually increased the weighting assigned to our own historical experience in selecting the expected loss ratios and loss development patterns utilized to establish our initial estimates of ultimate losses. Given that our own loss experience has generally been more favorable than we expected based on industry benchmarks, the incorporation of this data has generally led to a reduction in our loss ratios and the recognition of favorable development on prior accident years. See ‘Underwriting Results – Group – Prior Period Reserve Development’ for a discussion of the net favorable development recognized when re-estimating our ultimate losses for our short-tail business in the last three years.

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

Although our estimates of ultimate losses for our short-tail business are inherently less uncertain than for our medium and long-tail business, significant judgment is still required. For example, because much of our excess insurance and excess of loss reinsurance business has high attachment points, it is often difficult to estimate whether claims will exceed those attachment points. Also, the inherent uncertainties relating to catastrophe events previously discussed, together with our typically large line sizes, further add to the complexity of estimating our potential exposure. In addition, we use managing general agents (“MGAs”) and other producers for certain business within our insurance segment; this can delay the reporting of loss information to us.

Medium-Tail Business

Our medium-tail business primarily consists of professional lines (re)insurance and trade credit and bond reinsurance business. Certain other classes, including aviation hull and offshore energy insurance and engineering reinsurance, are also considered to have a medium-tail. Claim reporting and settlement periods on these reserving classes are generally longer than those of our short-tail reserving classes. We also consider our credit and political risk insurance business to have a medium tail, due to the complex nature of claims and the potential additional time that may be required to realize our subrogation assets.

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

Professional Lines (Re)insurance

For our professional lines business, claim payment and reporting patterns are typically medium to long-tail in nature. The underlying business is predominantly written on a claims-made basis, with the majority of reinsurance treaties being written on a risks attaching basis. Generally, when we believe the percentage of incurred losses for a particular accident year has reached 70% of ultimate losses, we gradually transition to sole reliance on the BF Method over the course of the next two calendar years.

Our transition from the ELR Method for estimating professional lines ultimate losses began during 2008, when we commenced the gradual transition from the ELR Method to the BF Method for the 2004 and prior accident years. As our loss history continues to develop, additional accident years are included in the transition process; at the end of 2011, the transition had begun for the 2008 and prior accident years. This transition means that our own historical loss experience is gradually incorporated when we re-estimate our ultimate losses for these accident years. As our actual loss experience has generally been more favorable than we expected when establishing the initial expected loss ratios, this transition has generally resulted in the recognition of net favorable prior period reserve development over the last three years. However, during 2009, we strengthened our 2008 accident year reserves in response to the continuing economic downturn. (See ‘Underwriting Results – Group – Prior Period Reserve Development’ for further details). As a result of the global financial crisis, there continues to be relatively high levels of uncertainty around ultimate losses for the 2007 – 2009 accident years. This is mainly attributable to both the higher than average volume of reported claims on these years, as well as the higher proportion of open claims, relative to earlier accident years at the same stage of development. As a result, we separately evaluate the loss reserves for each reserving class impacted by this ‘event’ in light of the latest available information. During 2011, after consideration of our loss experience to date and other available information, we re-allocated a portion of our reserves related to the global financial crisis from the 2007 accident year to the 2008 accident year (see ‘Underwriting Results – Group – Prior Period Reserve Development’.) Given the significance of the global financial crisis, development patterns for the 2007-2009 accident years may ultimately differ from other years.

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

Credit and Political Risk Insurance

Refer to the previous discussions of this business under ‘Reserving Process – Actuarial Analysis’ and ‘Reserving Process – Reserving for Credit and Political Risk Business’ above for a discussion of specific loss reserve issues related to this business. When considering prior accident year reserve development for this line of business, it is important to consider that the multi-year nature of the credit business distorts loss ratios when a single accident year is considered in isolation. In recent years, the average term of these contracts has been four to five years. The premiums we receive are generally earned evenly over the contract term, thus spanning multiple accident years. In contrast, losses incurred on these contracts, which can be characterized as low in frequency and high in severity, are reflected in a single accident year.

As previously described, the estimation of the value of our recoveries on credit and political risk business requires significant management judgment. At December 31, 2011, our total estimated recoveries on credit insurance business were $158 million, of which $109 million related to contracts where we had already paid losses and $49 million related to contracts where case reserves were recognized. Comparatively, at December 31, 2010, our estimated recoveries were $163 million, with $135 million, $19 million and $9 million relating to paid losses, case reserves and IBNR, respectively. The slight overall reduction in 2011 reflects the settlement of one claim and the reduction in recovery estimates for certain claims, partially offset by an increase related to estimated recoveries on newly reported claims.

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

As part of our quarterly reserving process, we monitor actual paid and incurred loss emergence relative to expected loss emergence based on industry-benchmark loss development patterns. At this stage, we generally believe that it remains too early to recognize any potentially favorable loss emergence that may be noted through this analysis. However, the drivers of any unfavorable loss emergence are investigated and, as a result, may lead to an immediate recognition of adverse development. During each of the past three years, we recognized net adverse development for our liability insurance business in light of earlier than expected loss emergence (see ‘Underwriting Results – Group – Prior Period Reserve Development’ for further details). In addition, during 2011 we recognized net adverse development on our motor reinsurance business mainly as a result of a change in our assumptions surrounding U.K. settlement practices. Specifically, we increased our assumptions relating to the frequency and cost of claims that are expected to settle using Periodical Payment Orders (“PPOs”), which are annuities designed to cover items such as the ongoing cost of care and loss of earnings for injured claimants. We do not discount our loss reserves in order to adjust for the time value of money associated with such annuity awards. See ‘Underwriting Results – Group – Prior Period Reserve Development’ for further details.

Sensitivity Analysis

While we believe that our loss reserves at December 31, 2011 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause our reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.

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

The following tables show the effect on our estimate of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate our gross loss reserves at December 31, 2011:

INSURANCE
Development Pattern	Expected Loss Ratio
Property	5% lower	Unchanged	5% higher

3 months shorter	$(41,172)	$(24,729)	$(8,286)
Unchanged	(17,680)	-	17,680
3 months longer	24,813	44,729	64,646

Marine	5% lower	Unchanged	5% higher

3 months shorter	$(20,323)	$(13,372)	$(6,421)
Unchanged	(7,620)	-	7,620
3 months longer	9,474	17,993	26,513

Aviation	5% lower	Unchanged	5% higher

3 months shorter	$(5,050)	$(3,294)	$(1,539)
Unchanged	(1,920)	-	1,920
3 months longer	2,336	4,480	6,624

Credit and Political Risk	10% lower	Unchanged	10% higher

3 months shorter	$(19,623)	$-	$19,623
Unchanged	(19,623)	-	19,623
3 months longer	(19,623)	-	19,623

Professional Lines	10% lower	Unchanged	10% higher
6 months shorter	$(221,816)	$(50,880)	$124,676
Unchanged	(174,063)	-	183,888
6 months longer	(88,751)	82,062	265,812

Liability	10% lower	Unchanged	10% higher
6 months shorter	$(113,545)	$(15,148)	$83,248
Unchanged	(99,859)	-	99,898
6 months longer	(82,373)	19,410	121,193

REINSURANCE
Development Pattern	Expected Loss Ratio
Catastrophe, Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(106,122)	$(33,172)	$39,779
Unchanged	(74,761)	-	74,761
3 months longer	(35,987)	40,857	117,701

Credit and Bond	10% lower	Unchanged	10% higher

6 months shorter	$(53,580)	$(17,109)	$19,362
Unchanged	(35,182)	-	38,182
6 months longer	(15,003)	25,754	66,512

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(93,113)	$(27,944)	$37,224
Unchanged	(69,288)	-	69,288
6 months longer	(39,759)	35,370	110,498

Motor	10% lower	Unchanged	10% higher

6 months shorter	$(85,297)	$(1,620)	$82,057
Unchanged	(83,839)	-	83,839
6 months longer	(83,017)	914	84,844

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(116,965)	$(3,679)	$109,606
Unchanged	(113,649)	-	113,659
6 months longer	(110,230)	3,804	117,838

The results show the cumulative increase (decrease) in our loss reserves across all accident years. For example, if our assumed loss development pattern for our property insurance business was three months shorter with no accompanying change in our ELR assumption, our loss reserves may decrease by approximately $25 million. Each of the impacts set forth in the tables is estimated individually, without consideration for any correlation among key assumptions or among reserving classes. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our own historical data regarding variability is generally limited and actual variations may be greater or less than these amounts. It is also important to note that the variations are not meant to be a “best-case” or “worst-case” series of scenarios and, therefore, it is possible that future variations in our loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

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

The following table shows the composition of our reinsurance recoverable on unpaid losses for each of our reportable segments, segregated between those related to case reserves and those related to IBNR and by significant line of business:

	2011			2010
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$135,836	$96,207	$232,043	$134,022	$49,949	$183,971
Marine	84,935	66,740	151,675	46,448	41,193	87,641
Aviation	740	1,211	1,951	501	66	567
Credit and political risk	-	-	-	-	-	-
Professional lines	200,380	485,908	686,288	154,237	505,271	659,508
Liability	119,200	489,855	609,055	96,806	465,319	562,125

Total Insurance	541,091	1,139,921	1,681,012	432,014	1,061,798	1,493,812

Reinsurance segment:
Catastrophe and property	-	-	-	-	-	-
Credit and bond	-	-	-	-	-	-
Professional lines	-	433	433	-	433	433
Motor	-	-	-	-	-	-
Liability	-	55,378	55,378	-	46,388	46,388

Total Reinsurance	-	55,811	55,811	-	46,821	46,821

Total	$541,091	$1,195,732	$1,736,823	$432,014	$1,108,619	$1,540,633

Reinsurance recoverable as a percentage of gross loss reserve was comparable, at 21% and 22% for December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, respectively, 98.6% and 97.9% of our gross reinsurance recoverable (i.e. excluding the provision for uncollectible amounts) were collectible from reinsurers rated A- or better by A.M. Best. For an analysis of the credit risk associated with our reinsurance recoverable balances at December 31, 2011, refer to Item 8, Note 11 to the Consolidated Financial Statements.

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

We apply case-specific provisions against certain recoveries that we deem unlikely to be collected in full. In addition, we use a default analysis to estimate our provision for uncollectible amounts on the remainder of the balance. The principal components of the default analysis are reinsurance recoverable by reinsurer and default factors applied to estimate uncollectible amounts based on our reinsurers’ credit ratings. The default factors are based on a model developed by a major rating agency. The provision recorded against reinsurance recoverable was $18 million and $17 million at December 31, 2011 and 2010, respectively. We have not written off any significant reinsurance recoverable balances in the last three years. At December 31, 2011, the use of different assumptions within our approach could have a material effect on our provision for uncollectible reinsurance recoverable. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on our provision.

PREMIUMS

Our revenue is generated primarily by gross premiums written from our underwriting operations. The basis for the amount of gross premiums recognized varies by the type of contract we write.

Insurance Segment

For the majority of our insurance business, we receive a fixed premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium will be adjusted only if the underlying insured values adjust. Accordingly, we actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable. Gross premiums written on a fixed premium basis accounted for approximately 92%, 97% and 96% of the segment’s total for the years ended December 31, 2011, 2010 and 2009, respectively. A portion of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, we record premiums based on monthly statements received from the MGAs. Due to inherent reporting delays on this business, we generally record premiums written via MGAs one month in arrears. In the event that a significant individual statement is not received, we record our best estimate based upon our historical experience.

A limited portion of our insurance business is written on a line slip or proportional basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on an estimate provided by the client via the broker. For further details on the estimation process, see the discussion provided for the reinsurance segment below. We review these estimates on a quarterly basis and record significant adjustments in premium estimates when identified. Gross premiums written on a line slip/proportional basis comprised 8%, 3% and 4% of the segment’s total for the years ended December 31, 2011, 2010 and 2009, respectively, and therefore the associated impact of these estimates on our pre-tax net income was immaterial. The increase during 2011 was driven by growth in our accident & health line, a large portion of which related to proportional reinsurance business.

In our credit and political risk line of business, we write certain policies on a multi-year basis with premiums generally payable in installments. We record premiums at the inception of the policy based on our best estimate of total premiums to be received over the policy term and exclude premiums for the period during which the client has the ability to unilaterally commute or cancel coverage. Furthermore, certain contracts within this line of business meet the U.S. GAAP definition of a financial guarantee insurance contract. Premiums for such contracts are recognized as the present value of the contractual premiums due or expected to be collected using a discount rate that reflects the risk-free rate at the inception of contract. Due to the scope exemption for insurance contracts that are similar to financial guarantee insurance contracts, the determination of whether certain of our credit and political risk contracts fall within the scope of the U.S. GAAP definition for financial guarantee contracts requires significant management judgment. For the years ended December 31, 2011 and 2010, our total premiums from financial guarantee insurance contracts were immaterial in the context of total gross premiums written for the segment. At December 31, 2011, the average duration of the outstanding unearned premiums written for our credit and political line of business was 4.4 years (2010: 4.6 years).

Reinsurance Segment

We provide excess of loss and proportional coverage to cedants. In most cases, cedants (i.e. insurance companies) seek protection from us for business that they have not yet written at the time they enter into agreements with us. As a result, cedants must estimate their underlying premiums when purchasing reinsurance coverage from us.

Our excess of loss reinsurance contracts with cedants generally include provisions for a deposit or minimum premium payable to us. The minimum/deposit premium is generally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. Minimum/deposit premiums generally cover the majority of premiums due under excess of loss contracts, with the adjustable portion typically comprising an insignificant portion of the total premium receivable by us. Therefore, the deposit/minimum premiums are generally considered to be the best estimate of the reinsurance contracts’ written premiums at inception. We record adjustments to the deposit/minimum premiums in the period during which they become determinable. Excess of loss contracts accounted for 53%, 55% and 60% of our reinsurance segment’s total gross premiums written for the years ended December 31, 2011, 2010 and 2009, respectively.

Many of our excess of loss contracts also include provisions that require an automatic reinstatement of coverage in the event of a loss. In a year of large loss events, reinstatement premiums will be higher than in a year in which there are no such events. Reinstatement premiums are recognized when a triggering loss event occurs and losses are recorded by us. While the reinstatement premium amount is defined by contract terms, our recognition of reinstatement premiums is dependent on our estimate of losses and loss expenses, which reflect management’s best judgment as described above in ‘Critical Accounting Estimates – Reserves for Losses and Loss Expenses’.

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

As a result of this review process, any adjustments to estimates are recognized in gross premiums written during the period they are determined. Such changes in premium estimates could be material and the resulting adjustments may directly and significantly impact net premiums earned favorably or unfavorably in the period they are determined because the estimated premium may be substantially or fully earned. Gross premiums written for proportional contracts, including amounts related to the adjustment of premium estimates established in prior years, accounted for 47%, 45% and 40% of our reinsurance segment’s gross premiums written for the years ended December 31, 2011, 2010 and 2009, respectively.

We made estimates on proportional treaties incepting during the year as follows:

Year ended December 31,	2011	2010	2009

Catastrophe	$4,595	$5,187	$1,980
Property	200,823	206,269	148,748
Professional lines	165,297	168,897	180,407
Credit and bond	254,548	226,858	181,728
Motor	128,164	64,893	17,943
Liability	111,454	121,004	133,904
Engineering	60,576	54,505	48,787
Other	8,405	8,617	8,443

Total estimated premiums	$933,862	$856,230	$721,940

Gross premiums written (reinsurance segment)	1,974,324	1,834,420	1,811,705
As a % of total gross premiums written	47%	47%	40%

Since inception, our historical experience has shown that cumulative adjustments to our annual initial premium estimates on proportional reinsurance contracts have ranged from a negative revision of 3% to a favorable revision of 9%. Giving more weight to recent years where premium volume was comparable to current levels, we believe that a reasonably likely change in our 2011 proportional reinsurance gross premiums written estimate would be 5%. Such a change would result in a variance in our gross premiums written of approximately $47 million and an immaterial impact on our pre-tax net income. However, larger variations, both positive and negative, are possible.

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

Line slip and proportional (re)insurance contracts are generally written on a “risks attaching” basis, covering claims that attach to the underlying policies written during the terms of such contracts. Generally, we earn these premiums evenly over a 24-month period as the underlying exposures incept throughout the contract term, which is typically one year, and such underlying exposures generally have a one year coverage period.

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

Refer to Item 8, Note 6 of the Consolidated Financial Statements for further details on the valuation technique and assumptions used in estimating the fair value of our financial instruments.

Our estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in an immediate sale, e.g., a forced transaction. Additionally, the valuation of fixed maturities is more subjective when markets are less liquid due to the lack of market based inputs, as was the case during the global financial market crisis in late 2008 and early 2009. This may lead us to change the selection of our valuation technique (from market to income approach) or may cause us to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance may require significant management judgment and could cause an instrument to be reclassified between levels of the fair value hierarchy.

Fixed Maturities and Equities

Since 2009, significant liquidity has returned to the financial markets, resulting in an increase in observable market prices for our financial instruments. At December 31, 2011, the fair value for 90% (2010: 87%) of our total fixed maturities and equities was based on prices provided by globally recognized independent pricing services. The remaining securities were priced by either non-binding broker quotes or internal valuation models.

Generally, we obtain quotes directly from broker-dealers who are active in the corresponding markets when prices are unavailable from independent pricing services. This may also be the case if the pricing from pricing services is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities.

At December 31, 2011 and 2010, we have not adjusted any pricing provided by independent pricing services (see ‘Management Pricing Validation’ below). Additionally, our total Level 3 fixed maturities and equities amounted to $51 million (2010: $64 million), less than 1% of total fixed maturities and equities. Refer to Item 8, Note 6 to our Consolidated Financial Statements for further information.

Management Pricing Validation

While we obtain pricing from pricing services and/or broker-dealers, management is ultimately responsible for determining the fair value measurements for all securities. To ensure fair value measurement is applied consistently and in accordance with U.S. GAAP, we periodically update our understanding of the pricing methodologies used by the pricing services and broker-dealers.

We also challenge any prices we believe may not be representative of fair value under current market conditions. Our review process includes, but is not limited to: (i) initial and ongoing evaluation of the pricing methodologies and valuation models used by outside parties to calculate fair value; (ii) quantitative analysis; (iii) a review of multiple quotes obtained in the pricing process and the range of resulting fair values for each security, if available, and (iv) randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources and broker-dealers.

Other Investments

Hedge Funds and Credit Funds

We measure the fair value for hedge and credit funds by obtaining the net asset value (NAV) as advised by our external fund manager or third party administrator. For any funds for which we did not receive a December 31, 2011 net asset value, we have recorded an estimate of the change in fair value for the latest period based on return estimates obtained from the fund managers. Accordingly, we do not have a reporting lag in our fair value measurements for these funds. Historically, our estimated NAVs have not significantly diverged from the subsequent final audited NAVs. Where we have the ability to liquidate our holdings at the reported NAV in the near term, these hedge and credit funds are classified as Level 2 within the fair value hierarchy while the remaining funds are classified as Level 3.

CLO – Equity Securities

We have also invested in CLO Equities, also known as “cash flow CLOs” in the industry. In 2011, the CLO – Equity market continues to be mostly inactive with only a small number of transactions being observed in the market and even fewer still involving deals we hold. Accordingly, we continue to rely on the use of our internal discounted cash flow model (income approach) to estimate the fair value of CLO – Equities. At December 31, 2011, the estimated fair value for CLO – Equities was $67 million (2010: $56 million), based on the following significant inputs used in our valuation model.

At December 31,	2011	2010

Default rates	4.0% - 5.0%	3.8% - 5.0%
Loss severity rate	53.5%	65.0%
Collateral spreads	2.6% - 4.2%	2.4% - 4.2%
Estimated maturity dates	2.5 - 5.2 years	1.5 - 10.5 years

Of these significant inputs, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO – Equities is most sensitive.

Actual default rates at November 30, 2011 for our CLO – Equities varied from 0.2% to 1.8% (November 30, 2010: 0.0% to 2.5%) on the remaining underlying collateral. While these default rates are much lower than our default rate assumptions noted above, we remain cautious on this favorable development given the continuing global economic uncertainty. However, during the fourth quarter of 2011, we have adjusted our loss severity rate downward to reflect current observable market trends where recoveries on loan defaults have improved significantly over previous years. Due to the use of significant unobservable inputs in our discounted cash flow model, we continue to classify the CLO – Equities as Level 3.

OTHER-THAN-TEMPORARY IMPAIRMENTS (“OTTI”)

Because our AFS investment portfolio is the largest component of our consolidated assets and a multiple of shareholders’ equity, OTTI could be material to our financial condition and operating results particularly during periods of dislocation in the financial markets. During 2011, we recorded a total OTTI charge in earnings of $16 million (2010: $18 million; 2009: $337 million). Refer to the ‘Net Investment Income and Net Realized Investment Gains/Losses’ section above for further details.

We review quarterly whether a decline in the fair values of AFS securities below their amortized costs is other-than-temporarily impaired. The OTTI assessment is inherently judgmental, especially where securities have experienced severe declines in fair value in a short period. Our OTTI review process is based on both quantitative and qualitative approach. We identify securities for review based on credit quality, relative health of industry sector, yield analysis, security performance and topical issues. For identified securities, we prepare a fundamental analysis at the security level and consider the following qualitative factors:

•	The length of time and extent to which the fair value has been less than the amortized cost for fixed maturities or cost for equity securities.

•

The financial condition, near-term and long-term prospects for the issuer of the security, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices.

•	The historical and implied volatility of the fair value.

•	The collateral structure and credit support.

The following provides further details regarding our OTTI recognition and processes for AFS fixed maturities and equity securities.

Fixed Maturities

A security is “impaired” when the fair value is below its amortized cost. For an impaired fixed maturity, we recognize an OTTI in earnings when we:

1)	have the intent to sell the security,

2)	more likely than not will be required to sell the security before its anticipated recovery, or

3)	do not anticipate to recover fully the amortized cost based on projected cash flows to be collected (i.e. a credit loss exits).

For the first two criteria above, the OTTI charge is the entire difference between the security’s fair value and its amortized cost. However, if the impairment arises due to an anticipated credit loss on the security (third criterion above), we recognize only the credit loss component of the OTTI amount in earnings with a corresponding adjustment to amortized cost (new cost basis). The non-credit component (e.g. interest rates, market conditions, etc.) of the OTTI amount is recognized in other comprehensive income in our shareholders’ equity. The new amortized cost is accreted into net investment income.

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

For impaired investment-grade securities (i.e. rated BBB or above) that we do not intend to sell and it is more likely that we will not be required to sell, we have established some parameters for identifying securities with potential credit impairments. Our parameters focus primarily on the extent and duration of the decline, including but not limited to:

•	declines in value greater than 20% for nine consecutive months,

•	declines in value greater than 10% for twelve consecutive months, and

•	declines in value greater than 5% and rated less than BBB (i.e. downgraded to non-investment grade since its original purchase).

For impaired securities held within our high yield portfolios (i.e. managed under a mandate to invest exclusively in non-investment grade securities), we have established separate parameters for our credit loss assessment. Due to the additional volatility inherent in high yield securities relative to investment-grade securities, we focus on the severity of the impairment and work closely with our external high yield investment manager to identify securities with significant potential credit impairments.

If a security meets one of the above criteria, we then perform a fundamental analysis by considering the qualitative factors noted above. Our OTTI review process for credit impairment excludes all fixed maturities guaranteed by the U.S. government and its agencies because we anticipate these securities will not be settled below amortized costs.

The credit loss component of OTTI recognized in earnings is calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment. The significant inputs and the methodology used to estimate the credit losses are disclosed in Item 8, Note 5(d) to the Consolidated Financial Statements.

Equities

We consider our “ability and intent” to hold an equity security in an unrealized position for a reasonable period of time to allow for a full recovery. As an equity security does not have a maturity date, the forecasted recovery for an equity security is inherently more judgmental than for a fixed maturity security.

In light of the volatile global equity markets we have experienced in recent years, we generally impair any equities for which we do not forecast a recovery to cost within three years. Further, we generally impair an equity security if its value has declined by more than 30% for nine consecutive months or by more than 20% for twelve consecutive months. We have also established parameters for identifying potential impaired equity securities for fundamental analysis based on the severity, in either percentage or absolute dollar terms, of the unrealized loss position.

From time to time, we may sell our AFS equities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. This may occur due to events occurring subsequent to the balance sheet date that result in a change in our intent or ability to hold an equity security. Such subsequent events that may result in a sale include significant deterioration in the financial condition of the issuer, significant unforeseen changes in our liquidity needs, or changes in tax laws or the regulatory environment.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8, Note 2(m) to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2011, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Year ended December 31,	2011	2010	2009

Net income available to common shareholders	$9,430	$819,848	$461,011
Net realized investment (gains) losses, net of tax(1)	(119,736)	(193,124)	305,230
Foreign exchange losses (gains), net of tax(2)	(43,606)	(15,382)	30,554

Operating income (loss)	$(153,912)	$611,342	$796,795

Net income per share - diluted	$0.07	$6.02	$3.07
Net realized investment (gains) losses, net of tax	(0.93)	(1.42)	2.03
Foreign exchange losses (gains), net of tax	(0.34)	(0.11)	0.20
Adjustment for anti-dilutive securities(3)	(0.06)	-	-

Operating income (loss) per share - diluted	$(1.26)	$4.49	$5.30

Weighted average common shares and common share equivalents - diluted share equivalents - diluted, for net income(4)	128,122	136,199	150,371

Weighted average common shares and common share equivalents - diluted share equivalents - diluted, for operating income (loss)	122,499	136,199	150,371

Average common shareholders’ equity	$5,034,525	$5,062,607	$4,480,642

ROACE	0.2%	16.2%	10.3%

Operating ROACE	(3.1% )	12.1%	17.8%

(1)	Tax (cost) benefit of ($1,703), ($1,974) and $6,354 for 2011, 2010 and 2009, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)	Tax cost of $976, $153 and $1,993 for 2011, 2010 and 2009, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)	For operating loss per share purposes, we have excluded the impact of otherwise anti-dilutive securities.
(4)	Refer to Note 12 to the Consolidated Financial Statements for further details on the dilution calculation.

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

Market risk represents the potential for an economic loss due to adverse changes in the fair value of financial instruments. Refer to ‘Risk and Capital Management’ section under Item 1 for further details on how we manage market risk relating to our financial instruments.

Our Balance Sheets include a substantial amount of assets whose fair values are subject to market risks. Our fixed income and equity securities are classified as available-for-sale and, as such, changes in fair value caused by changes in interest rates, equity prices and foreign currency exchange rates will have an immediate impact on our comprehensive income, shareholders’ equity and book value but may not have an immediate impact on consolidated net income. Changes in these market risks will only impact our consolidated net income when, and if, securities are sold or an OTTI charge is recorded. Further, we have alternative investments including hedge funds, credit funds, and CLO – Equities at December 31, 2011 and 2010. These investments are also exposed to market risks, with the change in fair value reported immediately in earnings.

The following is a sensitivity analysis of our primary market risk exposures at December 31, 2011 and 2010. Our policies to address these risks in 2011 were not materially different from 2010. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the estimated pre-tax impact on the fair value of our fixed maturities at December 31, 2011 and 2010 due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency residential and commercial MBS, ABS and municipal bond securities.

	Fair Value	Potential Adverse Change in Fair Value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2011
U.S. government and agency	$1,148,267	$(30,557)	$-	$(30,557)
Non-U.S. government	1,212,451	(37,172)	-	(37,172)
Agency MBS	2,636,634	(50,924)	-	(50,924)

Securities exposed to credit spreads:
Corporate debt	3,609,591	(113,228)	(123,567)	(236,795)
CMBS	312,691	(9,145)	(9,227)	(18,372)
Non agency RMBS	165,713	(217)	(3,659)	(3,876)
ABS	632,042	(4,411)	(12,699)	(17,110)
Municipals	1,222,711	(57,416)	(57,844)	(115,260)

	$10,940,100	$(303,070)	$(206,996)	$(510,066)

At December 31, 2010
U.S. government and agency	$860,120	$(23,401)	$-	$(23,401)
Non-U.S. government	772,798	(24,468)	-	(24,468)
Agency MBS	2,593,582	(89,817)	-	(89,817)

Securities exposed to credit spreads:
Corporate debt	4,162,908	(144,146)	(159,060)	(303,206)
CMBS	474,785	(16,161)	(16,626)	(32,787)
Non agency RMBS	244,202	(573)	(7,685)	(8,258)
ABS	661,843	(6,901)	(16,736)	(23,637)
Municipals	712,659	(33,953)	(34,852)	(68,805)

	$10,482,897	$(339,420)	$(234,959)	$(574,379)

U.S. government agencies have a limited range of spread widening, 100 basis points of spread widening for these securities is highly improbable in normal market conditions. As previously noted, our non-U.S. government debt obligations are highly-rated, with no remaining exposure to the European peripheral countries. Accordingly, we believe the potential for future widening of credit spreads would also be limited for these securities. Further, certain of our holdings in non-agency RMBS and ABS have floating interest rates, which mitigate our interest rate risk exposure.

The above sensitivity analysis reflects our view of changes that are reasonably possible over a one-year period. Note this should not be construed as our prediction of future market events, but rather an illustration of the impact of such events.

As the performance of our investment in credit funds are driven by the valuation of the underlying bank loans, these funds are also exposed to credit spreads movement. At December 31, 2011, the impact of an instantaneous 15% decline in the fair value of our investment in credit funds would be $13 million (2010: $16 million), on a pre-tax basis. Our investment in CLO – Equities is also exposed to interest rate risk, but it would have an insignificant impact to its fair value in the event the risk free yield curve increase by 100 basis points.

Additionally, our investment in foreign bond mutual funds is exposed to interest rate risk; however, this exposure is largely mitigated by the short duration of the underlying securities.

Equity Price Risk

Our portfolio of equity securities, excluding the foreign bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equity securities at December 31, 2011 was $561 million (2010: $271 million). At December 31, 2011, the impact of a 20% decline in the overall market prices of our equity exposures would be $112 million (2010: $54 million), on a pre-tax basis.

Our investment in hedge funds has significant exposure to equity strategies with net long positions. At December 31, 2011, the impact of an instantaneous 15% decline in the fair value of our investment in hedge funds would be $82 million (2010: $54 million), on a pre-tax basis.

Foreign Currency Risk

The table below provides a sensitivity analysis of our total net foreign currency risk exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2011
Managed Foreign Currency Exposures
Net assets denominated in foreign currencies, excluding derivatives	$(108,549)	$(327,165)	$53,336	$552,421	$(16,960)	$(73,888)	$(1,047)	$78,148
Foreign currency derivative amounts, net	72,093	314,890	(39,348)	(637,822)	(62,036)	44,666	8,225	(299,332)

Net managed foreign currency exposures	(36,456)	(12,275)	13,988	(85,401)	(78,996)	(29,222)	7,178	(221,184)

Other net foreign currency exposures(1)	(945)	-	1,209	26,748	22,581	33,580	30,052	113,225

Total net foreign currency exposure	$(37,401)	$(12,275)	$15,197	$(58,653)	$(56,415)	$4,358	$37,230	$(107,959)

Net foreign currency exposure as a percentage of total shareholders’ equity	(0.7% )	(0.2% )	0.3%	(1.1% )	(1.1% )	0.1%	0.7%	(2.0% )
Pre-tax impact of net foreign currency exposure on shareholders’ equity of a hypothetical 10% movement of the U.S. dollar(2)	$(3,400)	$(1,116)	$1,382	$(5,332)	$(5,129)	$396	$3,385	$(9,814)

At December 31, 2010
Managed Foreign Currency Exposures
Net assets denominated in foreign currencies, excluding derivatives	$(8,658)	$(131,387)	$41,660	$578,469	$47,211	$20,145	$(4,044)	$543,396
Foreign currency derivative amounts, net	20,980	68,259	-	(638,958)	-	-	-	(549,719)

Net managed foreign currency exposures	$12,322	$(63,128)	$41,660	$(60,489)	$47,211	$20,145	$(4,044)	$(6,323)

Other net foreign currency exposures(1)	856	-	2,464	26,690	28,034	33,020	26,792	117,856

Total net foreign currency exposures	$13,178	$(63,128)	$44,124	$(33,799)	$75,245	$53,165	$22,748	$111,533

Net foreign currency exposure as a percentage of total shareholders’ equity	0.2%	(1.1% )	0.8%	(0.6% )	1.3%	0.9%	0.4%	1.9%
Pre-tax impact of net foreign currency exposure on shareholders’ equity of a hypothetical 10% movement of the U.S. dollar(2)	$(1,461)	$391	$3,554	$(10,343)	$3,058	$3,406	$1,190	$(205)

(1)	Equity investment managers have the discretion to hold foreign currency exposures as part of their total return strategy.
(2)	Assumes 10% change in U.S. dollar relative to the other currencies.

Business written as part of the January 2012 renewal season is expected to offset a large portion of the $211 million net short managed foreign currency exposure at December 31, 2011. Any remaining un-matched foreign currency exposures will be hedged with foreign currency derivatives in order to fall within our risk tolerances.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2009 the Company adopted new accounting guidance that changed the manner in which it accounts for other than temporary impairments of available for sale investments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche Ltd.
Hamilton, Bermuda February 22, 2012

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2011: $10,821,338; 2010: $10,346,243)	$10,940,100	$10,482,897
Equity securities, available for sale, at fair value (Cost 2011: $699,566; 2010: $327,207)	677,560	349,254
Other investments, at fair value	699,320	519,296
Short-term investments, at amortized cost	149,909	172,719

Total investments	12,466,889	11,524,166
Cash and cash equivalents	981,849	929,515
Restricted cash and cash equivalents	100,989	115,840
Accrued interest receivable	98,346	96,364
Insurance and reinsurance premium balances receivable	1,413,839	1,343,665
Reinsurance recoverable on unpaid and paid losses	1,770,329	1,577,547
Deferred acquisition costs	407,527	359,300
Prepaid reinsurance premiums	238,623	221,396
Receivable for investments sold	3,006	-
Goodwill and intangible assets	99,590	103,231
Other assets	225,072	174,707

Total assets	$17,806,059	$16,445,731

Liabilities
Reserve for losses and loss expenses	$8,425,045	$7,032,375
Unearned premiums	2,454,462	2,333,676
Insurance and reinsurance balances payable	206,539	164,927
Senior notes	994,664	994,110
Payable for investments purchased	151,941	20,251
Other liabilities	129,329	275,422

Total liabilities	12,361,980	10,820,761

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2011: 170,159; 2010: 154,912 shares issued and 2011: 125,588; 2010: 112,393 shares outstanding)	2,125	1,934
Additional paid-in capital	2,105,386	2,059,708
Accumulated other comprehensive income	128,162	176,821
Retained earnings	4,155,392	4,267,608
Treasury shares, at cost (2011: 44,571; 2010: 42,519 shares)	(1,446,986)	(1,381,101)

Total shareholders’ equity	5,444,079	5,624,970

Total liabilities and shareholders’ equity	$17,806,059	$16,445,731

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	2011	2010	2009
	(in thousands, except for per share data)
Revenues
Net premiums earned	$3,314,961	$2,947,410	$2,791,764
Net investment income	362,430	406,892	464,478
Other insurance related income (loss)	2,396	2,073	(129,681)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(16,446)	(19,216)	(339,994)
Non-credit portion of OTTI losses recognized in other comprehensive income	585	1,284	2,559
Other realized investment gains	137,300	213,030	25,851

Total net realized investment gains (losses)	121,439	195,098	(311,584)

Total revenues	3,801,226	3,551,473	2,814,977

Expenses
Net losses and loss expenses	2,675,052	1,677,132	1,423,872
Acquisition costs	587,469	488,712	420,495
General and administrative expenses	459,151	449,885	370,157
Foreign exchange losses (gains)	(44,582)	(15,535)	28,561
Interest expense and financing costs	62,598	55,876	32,031

Total expenses	3,739,688	2,656,070	2,275,116

Income before income taxes	61,538	895,403	539,861
Income tax expense	15,233	38,680	41,975

Net income	46,305	856,723	497,886
Preferred share dividends	36,875	36,875	36,875

Net income available to common shareholders	$9,430	$819,848	$461,011

Per share data
Net income per common share:
Basic net income	$0.08	$6.74	$3.36
Diluted net income	$0.07	$6.02	$3.07
Weighted average number of common shares outstanding - basic	122,499	121,728	137,279
Weighted average number of common shares outstanding - diluted	128,122	136,199	150,371
Cash dividends declared per common share	$0.93	$0.86	$0.81

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	2011	2010	2009
	(in thousands)

Net income	$46,305	$856,723	$497,886

Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains arising during the period	74,297	266,294	522,562
Adjustment for re-classification of realized investment gains and OTTI losses recognized in net income	(119,548)	(190,646)	307,330

Unrealized gains (losses) arising during the period, net of reclassification adjustment	(45,251)	75,648	829,892
Non-credit portion of OTTI losses	(455)	(1,284)	(1,572)
Foreign currency translation adjustment	(3,045)	16,026	803
Net change in benefit plan assets and obligations recognized in equity	92	798	1,343

Total other comprehensive income (loss), net of tax	(48,659)	91,188	830,466

Comprehensive income (loss)	$(2,354)	$947,911	$1,328,352

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	2011	2010	2009
	(in thousands)
Preferred shares - Series A and B
Balance at beginning and end of period	$500,000	$500,000	$500,000

Common shares (par value)
Balance at beginning of period	1,934	1,903	1,878
Shares issued	191	31	25

Balance at end of period	2,125	1,934	1,903

Additional paid-in capital
Balance at beginning of period	2,059,708	2,014,815	1,962,779
Shares issued	1,769	635	537
Stock options exercised	4,775	7,563	3,282
Share-based compensation expense	39,134	36,695	48,217

Balance at end of period	2,105,386	2,059,708	2,014,815

Accumulated other comprehensive income
Balance at beginning of period	176,821	85,633	(706,499)
Unrealized appreciation (depreciation) on available for sale investments, net of tax:
Balance at beginning of period	161,802	87,438	(702,548)
Cumulative effect of change in accounting principle	-	-	(38,334)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(45,251)	75,648	829,892
Non-credit portion of OTTI losses	(455)	(1,284)	(1,572)

Balance at end of period	116,096	161,802	87,438

Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	16,829	803	-
Foreign currency translation adjustment	(3,045)	16,026	803

Balance at end of period	13,784	16,829	803

Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(1,810)	(2,608)	(3,951)
Net change in benefit plan assets and obligations recognized in equity	92	798	1,343

Balance at end of period	(1,718)	(1,810)	(2,608)

Balance at end of period	128,162	176,821	85,633

Retained earnings
Balance at beginning of period	4,267,608	3,569,411	3,198,492
Cumulative effect of change in accounting principle, net of tax	-	-	38,334
Net income	46,305	856,723	497,886
Series A and B preferred share dividends	(36,875)	(36,875)	(36,875)
Common share dividends	(121,646)	(121,651)	(128,426)

Balance at end of period	4,155,392	4,267,608	3,569,411

Treasury shares, at cost
Balance at beginning of period	(1,381,101)	(671,518)	(495,609)
Shares repurchased for treasury	(65,885)	(709,583)	(175,909)

Balance at end of period	(1,446,986)	(1,381,101)	(671,518)

Total shareholders’ equity	$5,444,079	$5,624,970	$5,500,244

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$46,305	$856,723	$497,886
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(121,439)	(195,098)	311,584
Loss on insurance derivative contract	-	-	132,595
Settlement of insurance derivative contract	-	-	(200,000)
Net realized and unrealized gains of other investments	(31,013)	(63,627)	(82,042)
Amortization of fixed maturities	93,356	61,122	19,334
Other amortization and depreciation	16,905	14,104	14,734
Share-based compensation expense	39,134	36,695	48,217
Changes in:
Accrued interest receivable	(1,982)	(6,805)	(10,327)
Reinsurance recoverable balances	(192,782)	(153,375)	(45,542)
Deferred acquisition costs	(48,227)	(56,980)	(29,224)
Prepaid reinsurance premiums	(17,227)	80,489	(22,332)
Reserve for loss and loss expenses	1,392,670	468,242	319,350
Unearned premiums	120,786	124,279	46,996
Insurance and reinsurance balances, net	(28,562)	(59,017)	(136,081)
Other items	(77,782)	81,025	(15,292)

Net cash provided by operating activities	1,190,142	1,187,777	849,856

Cash flows from investing activities:
Purchases of:
Fixed maturities	(15,472,001)	(12,429,332)	(10,855,161)
Equity securities	(603,746)	(257,674)	(146,240)
Other investments	(220,000)	(65,000)	(111,800)
Short-term investments	(841,124)	(578,762)	(788,878)
Proceeds from the sale of:
Fixed maturities	13,754,436	10,622,948	8,332,724
Equity securities	222,506	126,076	85,319
Other investments	70,988	179,607	115,649
Short-term investments	710,178	423,451	572,596
Proceeds from redemption of fixed maturities	1,422,171	1,236,076	955,565
Proceeds from redemption of short-term investments	151,216	113,074	355,479
Purchase of other assets	(42,193)	(17,854)	(41,776)
Change in restricted cash and cash equivalents	14,851	(40,400)	47,652

Net cash used in investing activities	(832,718)	(687,790)	(1,478,871)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	-	494,870	-
Repurchase of shares	(65,885)	(709,583)	(175,909)
Dividends paid - common shares	(206,455)	(108,302)	(112,984)
Dividends paid - preferred shares	(36,875)	(36,875)	(36,875)
Proceeds from issuance of common shares	6,735	8,229	3,844

Net cash used in financing activities	(302,480)	(351,661)	(321,924)

Effect of exchange rate changes on foreign currency cash	(2,610)	(7,425)	41,972

Increase (decrease) in cash and cash equivalents	52,334	140,901	(908,967)
Cash and cash equivalents - beginning of period	929,515	788,614	1,697,581

Cash and cash equivalents - end of period	$981,849	$929,515	$788,614

Supplemental disclosures of cash flow information:
Income taxes paid	$23,853	$37,688	$16,085

Interest paid	$58,125	$48,986	$28,750

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

1.	HISTORY

AXIS Capital Holdings Limited (“AXIS Capital”) is the Bermuda-based holding company for the AXIS group of companies, collectively the “Company”. AXIS Capital was incorporated on December 9, 2002, under the laws of Bermuda. Through its subsidiaries and branches organized in Bermuda, the United States, Europe, Singapore, Canada, Australia and Latin America, AXIS Capital provides a broad range of (re)insurance products on a worldwide basis under two distinct global underwriting platforms, AXIS Insurance and AXIS Re. In these notes, the terms “we,” “us,” “our,” or the “Company” refer to AXIS Capital and its direct and indirect subsidiaries.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of AXIS Capital, its wholly-owned subsidiaries, and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. All inter-company accounts and transactions have been eliminated.

A VIE is an entity that either: (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. We are the primary beneficiary of a VIE if we have a controlling financial interest in the VIE, based on the following two characteristics: a) the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE, and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Tabular dollar and share amounts are in thousands, with the exception of per share amounts. All amounts are reported in U.S. dollars.

Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	reserve for losses and loss expenses;

•	reinsurance recoverable on unpaid losses, including the provision for uncollectible amounts;

•	gross and net premiums written and net premiums earned;

•	recoverability of deferred tax assets;

•	other-than-temporary impairments (“OTTI”) in the carrying value of available-for-sale investment securities; and

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•	valuation of certain fixed maturities, other investments and derivatives that are measured using significant unobservable inputs.

Our significant accounting policies are:

a)	Investments

Investments available for sale

Our fixed maturities and equities classified as “available for sale” are reported at fair value at the balance sheet date. See Note 6 – Fair Value Measurements for additional information regarding the determination of fair value. The change in fair value (net unrealized gain or loss) on our available for sale investments, net of tax, is included as a separate component of accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity.

Net investment income includes interest and dividend income and the amortization of market premiums and discounts and is presented net of investment expenses. Investment income is recognized when earned. Purchases and sales of investments are recorded on a trade-date basis and realized gains/losses on sales of investments are determined based on the specific identification method.

We recognize investment income from fixed maturities based on the constant effective yield method, which includes an adjustment for estimated principal repayments, if any. The effective yield used to determine the amortization for fixed maturities subject to prepayment risk (e.g. asset-backed, loan-backed and other structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows. The adjustments to the yield for highly-rated prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for other prepayable fixed maturities are accounted for using the prospective method.

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

Effective April 1, 2009, we adopted an updated Financial Accounting Standards Board (“FASB”) guidance for the recognition and presentation of OTTI for fixed maturities. A fixed maturity is impaired when the fair value is below its amortized cost. For an impaired fixed maturity where we intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, the full amount of the impairment is charged to earnings and is included in net realized investment gains (losses). Where we intend to hold the impaired fixed maturity, we estimate the anticipated credit loss of the security and recognize only this portion of the impairment in earnings, with the remaining balance of the impairment (non-credit related e.g. interest rates, market conditions, etc.) recognized in AOCI.

We impair an equity security in an unrealized loss position when we do not have the ability and intent to hold the security for a reasonable period of time to allow for a full recovery. The full impairment is charged to earnings, in net realized investment gains (losses).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Upon recognition of an OTTI, the new cost basis for the security is the previous amortized cost for a fixed maturity or cost for an equity security less the OTTI recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value; except for fixed maturities whereby the difference between the new cost basis and the expected cash flows is accreted on a quarterly basis to net investment income over the remaining life of the fixed maturity.

Other investments

We record other investments at fair value (see Note 6 – Fair Value Measurements), with both changes in fair value and realized gains/losses reported in net investment income.

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

(Re)insurance premiums are earned over the period during which we are exposed to the underlying risk, which is generally one to two years with the exception of multi-year policies. Unearned premiums represent the portion of premiums written which is applicable to the unexpired risks under contracts in force.

Reinstatement premiums are recognized at the time a loss event occurs and coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms; such premiums are earned over the remaining risk period. The accrual of reinstatement premiums is based on our estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described in Note 2(d) – Losses and Loss Expenses below.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Premiums receivable balances in excess of 90 days past due are reviewed for impairment at least quarterly and an allowance is established for amounts considered uncollectible. The need for charge-off of any amounts previously reserved as uncollectible is assessed on a quarterly basis.

Acquisition Costs

Acquisition costs vary with and are directly related to the acquisition of (re)insurance contracts and consist primarily of fees and commissions paid to brokers and premium taxes. Premiums receivable are presented net of applicable acquisition costs when contract terms provide for the right of offset. Acquisition costs are shown net of commissions earned on ceded reinsurance. Our net acquisition costs are deferred and charged to expense as the related premium is earned.

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

Our reserve for losses and loss expenses represents an estimate of the unpaid portion of our ultimate liability for losses and loss expenses for (re)insured events that have occurred at or before the balance sheet date. The balance reflects both claims that have been reported to us (“case reserves”) and claims that have been incurred but not yet reported to us (“IBNR”). These amounts are reduced for estimated amounts of salvage and subrogation recoveries.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

g)	Share-Based Compensation

The Company is authorized to issue restricted stock awards and units, stock options and other equity-based awards to its employees and directors. The fair value of the share-based compensation is measured at the grant date and expensed over the period for which the employee is required to provide services in exchange for the award. The expense associated with awards subject to graded vesting is recognized on a straight-line basis. Forfeiture benefits are estimated at the time of grant and incorporated in the determination of share-based compensation.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h)	Derivative Instruments

Derivative Instruments not Designated as Hedging Instruments

We may enter into derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts as part of our overall foreign currency risk management strategy, to obtain exposure to a particular financial market or for yield enhancement. From time to time we may also enter into (re)insurance contracts that meet the FASB’s definition of a derivative contract.

We measure all derivative instruments at fair value (see Note 6 – Fair Value Measurements) and recognize them as either assets or liabilities in the Consolidated Balance Sheets. Subsequent changes in fair value and any realized gains or losses are recognized in the Consolidated Statements of Operations.

Derivative Instruments Designated as Hedging Instruments

We may designate a currency derivative as a hedge of foreign exchange rate-related movements in the fair value of certain investment portfolios. This is referred to as a fair value hedge. Changes in the fair value of the designated fair value hedge, along with the changes in the fair value of the hedged asset attributable to the hedged risk, are recorded in net realized investment gains (losses) in the Consolidated Statements of Operations, along with any hedge ineffectiveness.

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

We amortize intangible assets with finite lives over their estimated useful lives in proportion to the estimated economic benefits of the intangible assets. We also test these assets for impairment if circumstances indicate that the carrying value may not be fully recoverable. Such circumstances may include an economic downturn in a geographic market or a change in the assessment of future operations. If, as a result of such an evaluation, we determine that the carrying value of the finite lived intangible assets is not recoverable, the value of the assets will be reduced to fair value with the difference being expensed in the Consolidated Statement of Operations.

Our intangible assets with indefinite lives include licenses held by certain subsidiaries in various jurisdictions that allow such subsidiaries to write insurance and/or reinsurance business. These intangible assets are carried at or below estimated fair value and are tested annually for impairment, or more frequently if circumstances indicate that a possible impairment has arisen.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

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

Certain subsidiaries and branches of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income, or in certain cases to AOCI, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the Consolidated Balance Sheets and those used in the various jurisdictional tax returns. When our assessment indicates that it is more likely than not that a portion of a deferred tax asset will not be realized in the foreseeable future, a valuation allowance against deferred tax assets is recorded. We recognize the tax benefits of uncertain tax positions only when the position is more-likely-than-not to be sustained upon audit by the relevant taxing authorities.

k)	Treasury Shares

Common shares repurchased by the Company and not subsequently cancelled are classified as treasury shares and are recorded at cost. This results in a reduction of shareholders’ equity in the Consolidated Balance Sheets. When shares are reissued from treasury, we use the average cost method to determine the cost of the reissued shares. Gains on sales/reissuances of treasury shares are credited to additional paid-in capital, while losses are charged to additional paid-in capital to the extent that previous net gains from reissued treasury shares were included therein; otherwise losses are charged to retained earnings.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l)	New Accounting Standards Adopted in 2011

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

m)	Recently Issued Accounting Policies Not Yet Adopted

Fair Value Measurement and Disclosures

In May 2011, the FASB amended its existing fair value measurement guidance by:

•	clarifying principal market determination,

•	addressing the fair value measurement of instruments with offsetting market or counterparty credit risks,

•	clarifying that the “valuation premise” and “highest and best use” concepts are not relevant to financial instruments,

•	limiting the application of premiums and discounts,

•	prohibiting the use of blockage factors to all three levels of the fair value hierarchy, and

•	expanding disclosure requirements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

If different fair value measurements result from the application of the amended guidance, the difference will be recognized in income in the period of adoption as a change in estimate. The new requirements will be effective January 1, 2012 and the new disclosure requirements are to be applied prospectively. We do not expect that adoption of this amended guidance will significantly impact our results of operations, financial condition or liquidity.

Goodwill

In September 2011, the FASB issued new guidance providing entities with the option to perform a qualitative assessment prior to calculating the estimated fair value of a reporting unit, the first step of the required annual goodwill impairment test. Entities able to qualitatively conclude that the fair value of a reporting unit more likely than not (a likelihood of more than 50%) exceeds its carrying amount can bypass the existing requirement to perform the quantitative annual impairment test. This guidance will become effective at January 1, 2012 and does not change how an entity measures a goodwill impairment loss; thus, the adoption of this guidance will not impact our results of operations, financial condition or liquidity.

Balance Sheet Offsetting

In December 2011, the FASB issued new guidance requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. This guidance will be effective at January 1, 2013, with retrospective presentation of the new disclosures required. As this new guidance is disclosure-related only and does not amend the existing balance sheet offsetting guidance, the adoption of this guidance will not impact our results of operations, financial condition or liquidity.

3.	SEGMENT INFORMATION

Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re. Therefore we have determined that we have two reportable segments, insurance and reinsurance. Except for goodwill and intangible assets, we do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

Insurance

Our insurance segment provides insurance coverage on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability and accident & health.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

3.	SEGMENT INFORMATION (CONTINUED)

Reinsurance

Our reinsurance segment provides treaty and facultative property and casualty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and bond, motor, liability, engineering and other.

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

At and year ended December 31, 2011	Insurance	Reinsurance	Total

Gross premiums written	$2,121,829	$1,974,324	$4,096,153
Net premiums written	1,466,134	1,953,300	3,419,434
Net premiums earned	1,429,687	1,885,274	3,314,961
Other insurance related income	2,396	-	2,396
Net losses and loss expenses	(919,319)	(1,755,733)	(2,675,052)
Acquisition costs	(199,583)	(387,886)	(587,469)
General and administrative expenses	(278,147)	(103,915)	(382,062)

Underwriting income (loss)	$35,034	$(362,260)	(327,226)

Corporate expenses			(77,089)
Net investment income			362,430
Net realized investment gains			121,439
Foreign exchange gains			44,582
Interest expense and financing costs			(62,598)

Income before income taxes			$61,538

Net loss and loss expense ratio	64.3%	93.1%	80.7%
Acquisition cost ratio	14.0%	20.6%	17.7%
General and administrative expense ratio	19.4%	5.5%	13.9%

Combined ratio	97.7%	119.2%	112.3%

Goodwill and intangible assets	$99,590	$-	$99,590

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2010	Insurance	Reinsurance	Total

Gross premiums written	$1,916,116	$1,834,420	$3,750,536
Net premiums written	1,332,220	1,815,320	3,147,540
Net premiums earned	1,206,493	1,740,917	2,947,410
Other insurance related income	2,073	-	2,073
Net losses and loss expenses	(569,869)	(1,107,263)	(1,677,132)
Acquisition costs	(152,223)	(336,489)	(488,712)
General and administrative expenses	(276,435)	(98,001)	(374,436)

Underwriting income	$210,039	$199,164	409,203

Corporate expenses			(75,449)
Net investment income			406,892
Net realized investment gains			195,098
Foreign exchange gains			15,535
Interest expense and financing costs			(55,876)

Income before income taxes			$895,403

Net loss and loss expense ratio	47.2%	63.6%	56.9%
Acquisition cost ratio	12.6%	19.3%	16.6%
General and administrative expense ratio	23.0%	5.7%	15.2%

Combined ratio	82.8%	88.6%	88.7%

Goodwill and intangible assets	$103,231	$-	$103,231

At and year ended December 31, 2009	Insurance	Reinsurance	Total

Gross premiums written	$1,775,590	$1,811,705	$3,587,295
Net premiums written	1,025,061	1,791,368	2,816,429
Net premiums earned	1,157,966	1,633,798	2,791,764
Other insurance related income (loss)	(130,946)	1,265	(129,681)
Net losses and loss expenses	(612,694)	(811,178)	(1,423,872)
Acquisition costs	(113,187)	(307,308)	(420,495)
General and administrative expenses	(216,954)	(76,127)	(293,081)

Underwriting income	$84,185	$440,450	524,635

Corporate expenses			(77,076)
Net investment income			464,478
Net realized investment losses			(311,584)
Foreign exchange losses			(28,561)
Interest expense and financing costs			(32,031)

Income before income taxes			$539,861

Net loss and loss expense ratio	52.9%	49.6%	51.0%
Acquisition cost ratio	9.8%	18.8%	15.1%
General and administrative expense ratio	18.7%	4.7%	13.2%

Combined ratio	81.4%	73.1%	79.3%

Goodwill and intangible assets	$91,505	$-	$91,505

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

3.	SEGMENT INFORMATION (CONTINUED)

The following table presents our gross premiums written by the geographical location of our subsidiaries:

Year ended December 31,	2011	2010	2009

Bermuda	$822,237	$822,530	$802,577
Europe	1,493,692	1,203,091	1,057,427
United States	1,780,224	1,724,915	1,727,291

Total gross premium written	$4,096,153	$3,750,536	$3,587,295

The following table presents our net premiums earned by segment and line of business:

Year ended December 31,	2011	2010	2009

Insurance
Property	$385,291	$337,525	$268,469
Marine	152,123	145,356	139,196
Terrorism	35,213	32,486	34,001
Aviation	70,681	66,636	64,245
Credit and political risk	97,680	89,773	188,311
Professional lines	536,238	444,663	381,364
Liability	89,555	87,481	82,380
Accident & health	62,906	2,573	-

Total Insurance	1,429,687	1,206,493	1,157,966

Reinsurance
Catastrophe	456,858	454,954	451,085
Property	356,022	323,201	311,272
Professional lines	281,025	285,224	266,792
Credit and bond	263,912	217,809	179,362
Motor	202,830	127,404	99,497
Liability	230,872	232,014	227,511
Engineering	65,727	71,229	66,428
Other	28,028	29,082	31,851

Total Reinsurance	1,885,274	1,740,917	1,633,798

Total	$3,314,961	$2,947,410	$2,791,764

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

4.	GOODWILL AND INTANGIBLE ASSETS

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Net balance at December 31, 2009	$42,237	$26,036	$23,232	$91,505
Amortization	-	-	(2,670)	(2,670)
Foreign currency translation adjustment	7,060	-	7,336	14,396

Net balance at December 31, 2010	49,297	26,036	27,898	103,231
Amortization	-	-	(3,717)	(3,717)
Foreign currency translation adjustment	53	-	23	76

Net balance at December 31, 2011	$49,350	$26,036	$24,204	$99,590

Gross balance at December 31, 2011	$42,237	$26,036	$35,596	$103,869
Accumulated amortization	-	-	(18,751)	(18,751)
Foreign currency translation adjustment	7,113	-	7,359	14,472
Accumulated impairment charges	-	-	-	-

Net balance at December 31, 2011	$49,350	$26,036	$24,204	$99,590

We estimate that the annual amortization expense for our total intangible assets with a finite life will be approximately $2 million from 2012 to 2014 and $1 million for the following two years. The estimated remaining useful lives of these assets range from nine to twenty-seven years.

Intangible assets with an indefinite life consist primarily of U.S. state licenses that provide a legal right to transact business indefinitely. Our impairment reviews for goodwill and indefinite lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2011, 2010 and 2009.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

5.	INVESTMENTS

a)	Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At December 31, 2011
Fixed maturities
U.S. government and agency	$1,142,732	$5,669	$(134)	$1,148,267	$-
Non-U.S. government	1,241,664	7,359	(36,572)	1,212,451	-
Corporate debt	3,581,320	85,766	(57,495)	3,609,591	-
Agency RMBS(1)	2,568,053	69,073	(492)	2,636,634	-
CMBS(2)	298,138	14,816	(263)	312,691	-
Non-Agency RMBS	177,529	1,431	(13,247)	165,713	(1,120)
ABS(3)	639,949	7,094	(15,001)	632,042	-
Municipals(4)	1,171,953	52,438	(1,680)	1,222,711	-

Total fixed maturities	$10,821,338	$243,646	$(124,884)	$10,940,100	$(1,120)

Equity securities
Common stocks	341,603	25,143	(19,291)	347,455
Exchange-traded funds	239,411	77	(25,507)	213,981
Foreign bond mutual funds	118,552	-	(2,428)	116,124

Total equity securities	$699,566	$25,220	$(47,226)	$677,560

At December 31, 2010
Fixed maturities
U.S. government and agency	$856,711	$7,101	$(3,692)	$860,120	$-
Non-U.S. government	777,236	9,321	(13,759)	772,798	-
Corporate debt	4,054,048	144,956	(36,096)	4,162,908	-
Agency RMBS(1)	2,571,124	43,160	(20,702)	2,593,582	-
CMBS(2)	454,288	21,998	(1,501)	474,785	-
Non-Agency RMBS	252,460	3,287	(11,545)	244,202	(7,443)
ABS(3)	668,037	8,856	(15,050)	661,843	(1,275)
Municipals(4)	712,339	11,870	(11,550)	712,659	(350)

Total fixed maturities	$10,346,243	$250,549	$(113,895)	$10,482,897	$(9,068)

Equity securities
Common stocks	247,693	26,761	(3,004)	271,450
Exchange-traded funds	-	-	-	-
Foreign bond mutual fund	79,514	-	(1,710)	77,804

Total equity securities	$327,207	$26,761	$(4,714)	$349,254

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.
(2)	Commercial mortgage-backed securities (CMBS).
(3)	Asset-backed securities (ABS) include debt tranched securities collateralized primarily by auto loans, student loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs).
(4)	Municipals include bonds issued by states, municipalities and political subdivisions.
(5)	Represents the non-credit component of the other-than-temporary impairment (OTTI) losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

5.	INVESTMENTS (CONTINUED)

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

	Amortized Cost	Fair Value	% of Total Fair Value

At December 31, 2011
Maturity
Due in one year or less	$543,100	$539,009	4.9%
Due after one year through five years	4,694,832	4,685,866	42.8%
Due after five years through ten years	1,779,811	1,845,054	16.9%
Due after ten years	119,926	123,091	1.1%

	7,137,669	7,193,020	65.7%
Agency RMBS	2,568,053	2,636,634	24.1%
CMBS	298,138	312,691	2.9%
Non-Agency RMBS	177,529	165,713	1.5%
ABS	639,949	632,042	5.8%

Total	$10,821,338	$10,940,100	100.0%

At December 31, 2010
Maturity
Due in one year or less	$476,807	$489,190	4.7%
Due after one year through five years	4,096,477	4,144,144	39.5%
Due after five years through ten years	1,605,419	1,655,061	15.8%
Due after ten years	221,631	220,090	2.1%

	6,400,334	6,508,485	62.1%
Agency RMBS	2,571,124	2,593,582	24.7%
CMBS	454,288	474,785	4.5%
Non-Agency RMBS	252,460	244,202	2.4%
ABS	668,037	661,843	6.3%

Total	$10,346,243	$10,482,897	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

5.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At December 31, 2011
Fixed maturities
U.S. government and agency	$-	$-	$233,816	$(134)	$233,816	$(134)
Non-U.S. government	-	-	786,034	(36,572)	786,034	(36,572)
Corporate debt	54,843	(2,437)	1,228,479	(55,058)	1,283,322	(57,495)
Agency RMBS	-	-	105,059	(492)	105,059	(492)
CMBS	5,155	(17)	11,243	(246)	16,398	(263)
Non-Agency RMBS	43,348	(8,127)	85,053	(5,120)	128,401	(13,247)
ABS	65,096	(9,497)	201,569	(5,504)	266,665	(15,001)
Municipals	8,450	(1,467)	38,590	(213)	47,040	(1,680)

Total fixed maturities	$176,892	$(21,545)	$2,689,843	$(103,339)	$2,866,735	$(124,884)

Equity securities
Common stocks	$4,445	$(2,105)	$124,481	$(17,186)	$128,926	$(19,291)
Exchange-traded funds	-	-	212,050	(25,507)	212,050	(25,507)
Foreign bond mutual funds	-	-	116,124	(2,428)	116,124	(2,428)

Total equity securities	$4,445	$(2,105)	$452,655	$(45,121)	$457,100	$(47,226)

At December 31, 2010
Fixed maturities
U.S. government and agency	$-	$-	$453,207	$(3,692)	$453,207	$(3,692)
Non-U.S. government	83,572	(6,062)	302,431	(7,697)	386,003	(13,759)
Corporate debt	160,161	(13,123)	1,087,683	(22,973)	1,247,844	(36,096)
Agency RMBS	735	(42)	1,308,690	(20,660)	1,309,425	(20,702)
CMBS	1,164	(59)	48,701	(1,442)	49,865	(1,501)
Non-Agency RMBS	100,074	(10,030)	57,095	(1,515)	157,169	(11,545)
ABS	40,617	(12,871)	155,491	(2,179)	196,108	(15,050)
Municipals	23,681	(3,118)	288,130	(8,432)	311,811	(11,550)

Total fixed maturities	$410,004	$(45,305)	$3,701,428	$(68,590)	$4,111,432	$(113,895)

Equity securities
Common stocks	$4,347	$(601)	$44,513	$(2,403)	$48,860	$(3,004)
Exchange-traded funds	-	-	-	-	-	-
Foreign bond mutual fund	-	-	77,804	(1,710)	77,804	(1,710)

Total equity securities	$4,347	$(601)	$122,317	$(4,113)	$126,664	$(4,714)

Fixed Maturities

At December 31, 2011, 791 fixed maturities (2010: 1,150) were in an unrealized loss position of $125 million (2010: $114 million) of which $18 million (2010: $15 million) was related to securities below investment grade or not rated.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

5.	INVESTMENTS (CONTINUED)

At December 31, 2011, 138 securities (2010: 206) have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $177 million (2010: $410 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily depressed at December 31, 2011, and are expected to recover in value as the securities approach maturity. Further, at December 31, 2011, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At December 31, 2011, 128 securities (2010: 71) were in an unrealized loss position of $47 million (2010: $5 million).

At December 31, 2011, 10 (2010: 12) securities have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $4 million (2010: $4 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at December 31, 2011 and 2010.

b)	Other Investments

The following tables provide a breakdown of our investments in hedge and credit funds and CLO equity tranched securities (CLO Equities), together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period	% Subject to Lockups

At December 31, 2011
Multi-strategy funds	$230,750	33%	Quarterly, Semi-annually	60-95 days	- %
Long/short equity funds	214,498	31%	Quarterly, Semi-annually	30-60 days	13%
Event-driven funds	118,380	17%	Quarterly, Annually	45-95 days	- %
Leveraged bank loan funds	69,132	10%	Quarterly	65 days	- %
CLO - Equities	66,560	9%	n/a	n/a	- %

Total other investments	$699,320	100%			13%

At December 31, 2010
Multi-strategy funds	$256,392	49%	Quarterly, Semi-annually	60-95 days	4%
Leveraged bank loan funds	82,761	16%	Quarterly, Semi-annually	65-75 days	- %
Event-driven funds	73,096	14%	Quarterly, Annually	45-95 days	4%
Long/short equity funds	50,784	10%	Quarterly	45-60 days	- %
CLO - Equities	56,263	11%	n/a	n/a	- %

Total other investments	$519,296	100%			8%

n/a – not applicable

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

5.	INVESTMENTS (CONTINUED)

The investment strategies for the above funds are as follows:

•

Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.

•	Long/short equity funds: Seek to achieve attractive returns by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

•	Event-driven funds: Seek to achieve attractive returns by exploiting situations where announced or anticipated events create opportunities.

•	Leveraged bank loan funds: Seek to achieve attractive returns by investing primarily in bank loan collateral that has limited interest duration exposure.

Two common redemption restrictions which may impact our ability to redeem our hedge and credit funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2011 and 2010, neither of these restrictions impacted our redemption requests.

At December 31, 2011, $45 million (2010: $58 million) of our hedge and credit fund investments were invested in funds currently in liquidation (a side pocket or otherwise not accepting redemption requests) or in a period of planned principal distributions.

At December 31, 2011 and 2010, we have no unfunded commitments relating to our investments in hedge and credit funds.

c)	Net Investment Income

Net investment income was derived from the following sources:

Year ended December 31,	2011	2010	2009

Fixed maturities	$337,616	$352,357	$385,418
Other investments	31,856	64,765	82,042
Equities	11,186	2,900	3,765
Cash and cash equivalents	5,697	5,836	8,302
Short-term investments	1,592	1,441	651

Gross investment income	387,947	427,299	480,178
Investment expenses	(25,517)	(20,407)	(15,700)

Net investment income	$362,430	$406,892	$464,478

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

5.	INVESTMENTS (CONTINUED)

d)	Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

Year ended December 31,	2011	2010	2009

Gross realized gains	$260,288	$326,930	$181,075
Gross realized losses	(123,016)	(116,082)	(157,102)
Net OTTI recognized in earnings	(15,861)	(17,932)	(337,435)

Net realized gains (losses) on fixed maturities and equities	121,411	192,916	(313,462)
Change in fair value of investment derivatives(1)	4,431	(3,641)	(1,032)
Fair value hedges(1)	(4,403)	5,823	2,910

Net realized investment gains (losses)	$121,439	$195,098	$(311,584)

(1)	Refer to Note 7 – Derivative Instruments

The following table summarizes the OTTI recognized in earnings by asset class:

Year ended December 31,	2011	2010	2009
Fixed maturities:
Corporate debt	$1,954	$3,156	$277,979
Agency RMBS	-	-	345
CMBS	-	413	10,843
Non-Agency RMBS	717	4,715	24,249
ABS	61	1,126	2,384
Municipals	483	19	1,280

	3,215	9,429	317,080
Equities	12,646	8,503	20,355

Total OTTI recognized in earnings	$15,861	$17,932	$337,435

As disclosed in Note 2(a), we adopted an updated accounting standard related to the presentation and recognition of OTTI for fixed maturities in the second quarter of 2009. Because this standard does not allow for retrospective application, the $26 million of OTTI charge for the first quarter of 2009 was calculated based on the full difference between the fair value and carrying value of the impaired fixed maturities. The cumulative effect of the adoption resulted in a $38 million net after-tax increase to retained earnings with a corresponding decrease to AOCI, resulting in no change to our shareholders’ equity.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

5.	INVESTMENTS (CONTINUED)

Fixed Maturities

The following table provides a roll forward of the credit losses, (“credit loss table”), before income taxes, for which a portion of the OTTI was recognized in AOCI:

Year ended December 31,	2011	2010
Balance at beginning of period	$57,498	$162,390
Credit impairments recognized on securities not previously impaired	448	1,355
Additional credit impairments recognized on securities previously impaired	-	1,826
Change in timing of future cash flows on securities previously impaired	(101)	-
Intent to sell of securities previously impaired	-	(829)
Securities sold/redeemed/matured	(55,784)	(107,244)

Balance at end of period	$2,061	$57,498

Credit losses are calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment. The following provides a summary of the credit loss activities by asset class for the above table as well as the significant inputs and the methodology used to estimate these credit losses.

Non-U.S. Government:

Foreign government obligations are evaluated for credit loss primarily through qualitative assessments of the likelihood of credit loss using information such as credit ratings and yield. At December 31, 2011, our holdings in sovereign debt, including $634 million (2010: $451 million) relating to the eurozone countries, were all highly rated securities. The gross unrealized losses of $37 million at December 31, 2011 were due to foreign exchange losses, mainly on euro-denominated securities. We have concluded there were no credit losses anticipated for these securities at December 31, 2011.

Corporate Debt:

Certain previously impaired medium-term notes (MTNs) held matured during 2011, resulting in a $52 million (2010: $85 million) decrease in the accumulated credit loss impairments in the above credit loss table. These maturities also resulted in $15 million of realized gains (2010: $29 million of realized gains). At December 31, 2011, we no longer hold any MTNs.

To estimate credit losses for corporate debt securities, our projected cash flows are primarily driven by our assumptions regarding the probability of default and the severity associated with those defaults. Our default and loss severity rates are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. In 2011, the OTTI charges on corporate debt securities were related to our intent to sell, as well as unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain. In 2010, the weighted average default rate and loss severity rate were 35% and 100%, respectively, for determining the credit losses on our impaired corporate debt securities.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

5.	INVESTMENTS (CONTINUED)

Non-agency CMBS:

Our investments in CMBS are diversified and highly rated, with a weighted average estimated subordination percentage of 25% at December 31, 2011 (2010: 27%). Based on discounted cash flows at December 31, 2011, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.

Non-agency RMBS:

For non-agency RMBS, our projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included the following: default, delinquency, loss severity and prepayment rates. The assumptions used to calculate the credit losses in 2011 have not changed significantly since December 31, 2010. At December 31, 2011, the fair value of our non-agency RMBS was $166 million (2010: $244 million), consisting primarily of $128 million (2010: $174 million) of Prime and $23 million (2010: $52 million) of Alt-A MBS. At December 31, 2011, we had gross unrealized losses of $13 million (2010: $12 million) on these securities.

ABS:

The majority of the unrealized losses on ABS at December 31, 2011, and 2010, were related to CLO debt tranched securities (“CLO Debt”) with a carrying value of $48 million (2010: $43 million). We used the following significant inputs to estimate the credit loss for these securities:

At December 31,	2011	2010

Default rate	4.0%	3.8%
Loss severity rate	53.5%	65.0%
Collateral spreads	2.6% - 3.8%	2.9% - 3.7%

Our assumptions on default and loss severity rates are established based on an assessment of actual experience to date for each CLO Debt and review of recent credit rating agencies’ default and loss severity forecasts. Based on the underlying collateral values and our projected cash flows at December 31, 2011, our CLO Debt had sufficient credit protection levels to receive all contractually obligated principal and interest payments.

Equities

The OTTI losses on equities in 2011 and 2010 are primarily due to the severity and duration of their unrealized loss positions, for which we concluded the forecasted recovery period was uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned. At December 31, 2011, the fair value of our equities was $678 million (2010: $349 million), which included $47 million (2010: $5 million) of gross unrealized losses.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

5.	INVESTMENTS (CONTINUED)

e)	Restricted Investments

To support our (re)insurance operations we provide collateral (fixed maturities and short-term investments) in various forms. We primarily utilize trust arrangements for U.S. insurance obligations and, to a lesser extent, issue letters of credit for reinsurance business. The letter of credit facility is secured with fixed maturity investments (see Note 10(b)). We are also required to maintain securities on deposit with various regulatory authorities. The fair value of our restricted investments was as follows:

At December 31,	2011	2010
Collateral in Trust for inter-company agreements	$1,921,586	$1,785,961
Collateral for secured letter of credit facility	441,229	405,037
Collateral in Trust for third party agreements	238,395	217,905
Securities on deposit with regulatory authorities	49,543	87,657

Total restricted investments	$2,650,753	$2,496,560

6.	FAIR VALUE MEASUREMENTS

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

DECEMBER 31, 2011, 2010 AND 2009

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

Fixed Maturities

At each valuation date, we use the market approach valuation technique to estimate the fair value of our fixed maturities portfolio, when possible. This market approach includes, but is not limited to, prices obtained from third party pricing services for identical or comparable securities and the use of “pricing matrix models” using observable market inputs such as yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. Pricing from third party pricing services is sourced from multiple vendors, when available, and we maintain a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. When prices are unavailable from pricing services, we obtain non-binding quotes from broker-dealers who are active in the corresponding markets.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our corporate debt securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3 and consisted of private corporate debt securities at December 31, 2011.

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

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and CLO Debt originated by a variety of financial institutions. Similarly to MBS, the fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers or use a discounted cash flow model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly.

At December 31, 2011, we continue to use our internal cash flow model (income approach) to estimate the fair value of our investment in CLO Debt given the lack of observable, relevant market trades. During the third quarter of 2011, we modified our valuation model to place more weight on the current implied credit spreads for similar securities rather than the underlying contractual cash flows of the respective CLO Debt. This change did not result in a significant change in the valuation for our CLO Debt for the current year. While the pricing from our valuation model is significantly driven by the current implied yields for similar debt securities, these yields are based on observable offer prices due to the lack of observable market trades, adjusted for an illiquidity premium. Accordingly, we continue to classify these securities within Level 3 in the fair value hierarchy table below.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

Municipals

Our municipal portfolio comprises bonds issued by U.S. domiciled state and municipality entities. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

Equity Securities

Equity securities include U.S. and foreign common stocks, exchange-traded funds, and foreign bond mutual funds. For common stocks and exchange-traded funds, we classified these within Level 1 as their fair values are based on quoted market prices in active markets. Our investments in foreign bond mutual funds have daily liquidity, with redemption based on the net asset value (NAV) of the funds. Accordingly, we have classified these investments as Level 2.

Other Investments

As a practical expedient, we estimate fair values for hedge and credit funds using NAVs as advised by external fund managers or third party administrators. For our hedge and credit fund investments with liquidity terms allowing us to fully redeem our holdings at the applicable NAV in the near term, we have classified these investments as Level 2. Certain investments in hedge and credit funds have redemption restrictions (see Note 5 for further details) that prevent us from redeeming in the near term and therefore we have classified these investments as Level 3.

At December 31, 2011, and 2010, the CLO – Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (internal cash flow model) due to the lack of observable, relevant trades in the secondary markets. The following table presents a range of significant inputs used in our valuation model.

At December 31,	2011	2010

Default rates	4.0% - 5.0%	3.8% - 5.0%
Loss severity rate	53.5%	65.0%
Collateral spreads	2.6% - 4.2%	2.4% - 4.2%
Estimated maturity dates	2.5 - 5.2 years	1.5 - 10.5 years

The changes made to the above significant inputs in 2011 did not impact significantly the total change in fair value of the CLO – Equities recognized in earnings.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At December 31, 2011
Assets
Fixed maturities
U.S. government and agency	$765,519	$382,748	$-	$1,148,267
Non-U.S. government	-	1,212,451	-	1,212,451
Corporate debt	-	3,608,041	1,550	3,609,591
Agency RMBS	-	2,636,634	-	2,636,634
CMBS	-	312,691	-	312,691
Non-Agency RMBS	-	165,713	-	165,713
ABS	-	582,714	49,328	632,042
Municipals	-	1,222,711	-	1,222,711

	765,519	10,123,703	50,878	10,940,100
Equity securities	561,436	116,124	-	677,560
Other investments	-	286,516	412,804	699,320
Other assets (see Note 7)	-	38,175	-	38,175

Total	$1,326,955	$10,564,518	$463,682	$12,355,155

Liabilities
Other liabilities (see Note 7)	$-	$2,035	$-	$2,035

At December 31, 2010
Assets
Fixed maturities
U.S. government and agency	$588,281	$271,839	$-	$860,120
Non-U.S. government	-	772,798	-	772,798
Corporate debt	-	4,161,358	1,550	4,162,908
Agency RMBS	-	2,593,582	-	2,593,582
CMBS	-	474,785	-	474,785
Non-Agency RMBS	-	224,524	19,678	244,202
ABS	-	618,665	43,178	661,843
Municipals	-	712,659	-	712,659

	588,281	9,830,210	64,406	10,482,897
Equity securities	271,451	77,803	-	349,254
Other investments	-	-	519,296	519,296
Other assets (see Note 7)	-	6,641	-	6,641

Total	$859,732	$9,914,654	$583,702	$11,358,088

Liabilities
Other liabilities (see Note 7)	$-	$14,986	$-	$14,986

During 2011 and 2010, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 financial instruments

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Fixed Maturities
	Corporate Debt	CMBS	Non-Agency RMBS	ABS	Total	Other Investments	Total Assets

Year ended December 31, 2011
Balance at beginning of period	$1,550	$-	$19,678	$43,178	$64,406	$519,296	$583,702
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	74,497	74,497
Total net realized and unrealized losses included in net income(1)	-	-	-	-	-	(43,498)	(43,498)
Change in net unrealized gains included in other comprehensive income	-	-	123	5,289	5,412	-	5,412
Change in net unrealized losses included in other comprehensive income	-	-	(60)	(937)	(997)	-	(997)
Purchases	-	-	-	-	-	195,000	195,000
Sales	-	-	-	-	-	(25,268)	(25,268)
Settlements / distributions	-	-	(2,046)	(93)	(2,139)	(45,720)	(47,859)
Transfers into Level 3	-	-	-	1,891	1,891	-	1,891
Transfers out of Level 3	-	-	(17,695)	-	(17,695)	(261,503)	(279,198)

Balance at end of period	$1,550	$-	$-	$49,328	$50,878	$412,804	$463,682

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$-	$-	$-	$-	$-	$31,855	$31,855

Year ended December 31, 2010
Balance at beginning of period	$18,130	$2,409	$6,639	$43,585	$70,763	$520,188	$590,951
Total net realized and unrealized gains included in net income(1)	-	-	-	-	-	60,969	60,969
Total net realized and unrealized losses included in net income(1)	(1,550)	(119)	(581)	(1,134)	(3,384)	-	(3,384)
Change in net unrealized gains included in other comprehensive income	2,201	1,273	1,825	3,361	8,660	-	8,660
Change in net unrealized losses included in other comprehensive income	(34)	(238)	(27)	(71)	(370)	-	(370)
Purchases	-	3,474	20,230	4,000	27,704	65,000	92,704
Sales	(12)	(206)	(211)	(2,004)	(2,433)	(99,822)	(102,255)
Settlements / distributions	-	(694)	(1,832)	(369)	(2,895)	(27,039)	(29,934)
Transfers into Level 3	-	-	781	-	781	-	781
Transfers out of Level 3	(17,185)	(5,899)	(7,146)	(4,190)	(34,420)	-	(34,420)

Balance at end of period	$1,550	$-	$19,678	$43,178	$64,406	$519,296	$583,702

Level 3 gains / losses included in earnings attributable to the change in unrealized gains /losses relating to those assets held at the reporting date	$(1,550)	$-	$-	$-	$(1,550)	$60,969	$59,419

(1)	Realized gains and losses on fixed maturities are included in net realized investment gains (losses). Realized gains and (losses) on other investments are included in net investment income.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The transfers into and out of fair value hierarchy levels reflect the fair value of the securities at the end of the reporting period.

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made in 2010 and 2011 were due to a reduction in the volume of recently executed transactions or a lack of available quotes from pricing vendors and broker-dealers. None of the transfers were as a result of changes in valuation methodology that we made.

Transfers out of Level 3 into Level 2

During 2011, the transfer of fixed maturities from Level 3 to Level 2 relates to non-agency RMBS for which observable market inputs and multiple quotes from pricing vendors and broker-dealers became available during the year as a result of the return of liquidity in this asset class. We also transferred certain hedge and credit funds (included in “other investments”) from Level 3 to Level 2 during 2011 as we have the ability to liquidate these holdings at the reported NAV in the near term.

During 2010, the transfer relating to corporate debt was in relation to one issuer as a result of entering into an agreement to take delivery of a new corporate debt security, which its fair value measurement was based on observable market inputs. The remaining transfers out of Level 3 into Level 2 made in 2010 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers as a result of the return of liquidity in the credit markets.

Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at December 31, 2011, and December 31, 2010 approximated their fair values with the exception of senior notes. At December 31, 2011, the senior notes are recorded at amortized cost with a carrying value of $995 million (2010: $994 million) and a fair value of $1,039 million (2010: $1,018 million).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

7.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair value. The notional amounts represent the basis upon which payments or receipts are calculated and are presented in the table in order to quantify the magnitude of our derivative activities. Notional amounts are not reflective of credit risk.

	December 31, 2011			December 31, 2010
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives designated as hedging instruments
Foreign exchange forward contracts	$540,176	$16,519	$-	$612,845	$-	$13,748

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	287,711	7,012	1,783	154,990	2,182	746

Relating to underwriting portfolio:
Foreign exchange forward contracts	$955,728	14,644	252	$110,564	4,459	492

Total derivatives		$38,175	$2,035		$6,641	$14,986

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the consolidated balance sheets.

Fair Value Hedges

We entered into foreign exchange forward contracts to hedge the foreign currency exposure of two available for sale fixed maturity portfolios denominated in Euros. The hedges were designated and qualified as fair value hedges, resulting in the net impact of the hedges recognized in net realized investment gains (losses).

The following table provides the total impact on earnings relating to foreign exchange contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

Year ended December 31,	2011	2010	2009

Foreign exchange forward contracts	$11,682	$35,886	$(13,655)
Hedged investment portfolio	(16,085)	(30,063)	16,565

Hedge ineffectiveness recognized in earnings	$(4,403)	$5,823	$2,910

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

7.	DERIVATIVE INSTRUMENTS (CONTINUED)

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

The significant increase in the notional amount of investment related derivatives since December 31, 2010, was primarily due to hedging an increase in Canadian, Sterling, and Euro denominated fixed maturities whereby the portfolio managers hedge against foreign currency exposure in accordance with our investment guidelines.

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

Foreign Currency Risk

Our (re)insurance subsidiaries and branches operate in various foreign countries and consequently our underwriting portfolio is exposed to significant foreign currency risk. We manage foreign currency risk by seeking to match our liabilities under (re)insurance contracts that are payable in foreign currencies with cash and investments that are denominated in such currencies. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts and currency options.

The significant increase in the notional amount of underwriting related derivatives since December 31, 2010, was primarily due to hedging our foreign denominated liability exposure relating to the significant catastrophe losses from the New Zealand and Japanese earthquakes.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

7.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table provides the total unrealized and realized gains (losses) on derivatives recorded in earnings:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

		2011	2010	2009

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$4,431	$(3,641)	$(1,032)

Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	33,893	9,596	(10,429)
Currency collar options	Foreign exchange gains (losses)	267	-	2,428
Longevity risk derivative	Other insurance related income (loss)	-	-	(132,595)
Catastrophe-related risk	Other insurance related income (loss)	-	-	45

Total		$38,591	$5,955	$(141,583)

8.	RESERVE FOR LOSSES AND LOSS EXPENSES

Our reserve for losses and loss expenses comprise the following:

As of December 31,	2011	2010

Reserve for reported losses and loss expenses	$3,019,372	$2,097,484
Reserve for losses incurred but not reported	5,405,673	4,934,891

Reserve for losses and loss expenses	$8,425,045	$7,032,375

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Year ended December 31,	2011	2010	2009

Gross reserve for losses and loss expenses, beginning of period	$7,032,375	$6,564,133	$6,244,783
Less reinsurance recoverable on unpaid losses, beginning of period	(1,540,633)	(1,381,058)	(1,314,551)

Net reserve for losses and loss expenses, beginning of period	5,491,742	5,183,075	4,930,232

Net incurred losses and loss expenses related to:
Current year	2,932,513	1,990,187	1,847,044
Prior years	(257,461)	(313,055)	(423,172)

	2,675,052	1,677,132	1,423,872

Net paid losses and loss expenses related to:
Current year	(509,075)	(300,293)	(271,011)
Prior years	(953,035)	(1,042,890)	(982,036)

	(1,462,110)	(1,343,183)	(1,253,047)

Foreign exchange and other	(16,462)	(25,282)	82,018

Net reserve for losses and loss expenses, end of period	6,688,222	5,491,742	5,183,075
Reinsurance recoverable on unpaid losses, end of period	1,736,823	1,540,633	1,381,058

Gross reserve for losses and loss expenses, end of period	$8,425,045	$7,032,375	$6,564,133

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Certain business we write is generally characterized by loss events that are low frequency and high severity in nature and this can lead to volatility in our financial results. During 2011, we recognized net losses and loss expenses of $425 million, $222 million and $66 million, respectively, in relation to the Christchurch, New Zealand earthquake (including the June aftershock), the Japanese earthquake and tsunami and the Thai flooding. During 2010, we recognized net losses and loss expenses of $138 million for the September New Zealand earthquake.

Our estimated net losses in relation to the catastrophe events outlined above were derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. We also considered current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters. Industry-wide insured loss estimates for these events, as well as our own estimates, remain subject to change as additional actual loss data becomes available.

Significant loss adjustment work remains ongoing in New Zealand; this increases the inherent level of management judgment required to arrive at our estimates of net losses and the associated uncertainty for each of the New Zealand events. In addition, it is expected that there will be some difficulty allocating individual losses amongst these events.

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

The proximity of the Thai flooding to our reporting date means that limited information is yet available to us, inherently increasing the amount of management judgment required to arrive at our estimate of net losses and the associated level of uncertainty. The severe flooding spanned several months and had a significant impact on the Thai economy. Due to the size, prolonged duration and complexity of the event, substantial uncertainty remains regarding total insured losses and actual losses will depend, to a great extent, on claims from contingent business interruption coverage.

Given the factors noted above, our actual losses for any of the New Zealand events, the Japanese earthquake and tsunami and/or the Thai flooding may ultimately differ materially from our current estimates.

Net loss and loss expenses incurred include net favorable prior period reserve development of $257 million, $313 million and $423 million for the years ended December 31, 2011, 2010 and 2009, respectively. Prior period reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The following table summarizes net favorable reserve development by segment:

	Insurance	Reinsurance	Total

2011	$103,014	$154,447	$257,461
2010	118,336	194,719	313,055
2009	210,861	212,311	423,172

Overall, a significant portion of the net favorable prior period reserve development in each of the last three years was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short tail exposures, contributed 69%, 58% and 65% of the total net favorable reserve development in 2011, 2010 and 2009, respectively. The favorable development on these lines of business primarily reflects the recognition of better than expected loss emergence, rather than explicit changes in our actuarial assumptions.

Approximately $105 million, $117 million and $143 million of the net favorable reserve development in 2011, 2010 and 2009, respectively, was generated from professional lines (re)insurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our ultimate expected loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks.

9.	REINSURANCE

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

9.	REINSURANCE (CONTINUED)

Gross and net premiums written and earned were as follows:

Year ended December 31,	2011		2010		2009
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$4,096,153	$3,973,956	$3,750,536	$3,632,177	$3,587,295	$3,540,298
Ceded	(676,719)	(658,995)	(602,996)	(684,767)	(770,866)	(748,534)

Net	$3,419,434	$3,314,961	$3,147,540	$2,947,410	$2,816,429	$2,791,764

During the year ended December 31, 2011, we recognized ceded losses and loss expenses of $450 million (2010: $425 million; 2009: $319 million).

Our provision for unrecoverable reinsurance was $18 million at December 31, 2011 (2010: $17 million). At December 31, 2011, 98.6% (2010: 97.9%) of our gross reinsurance recoverables were collectible from reinsurers rated A- or better by A.M. Best.

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

On March 23, 2010, AXIS Specialty Finance LLC (“AXIS Specialty Finance”), a wholly-owned finance subsidiary, issued $500 million aggregate principal amount of 5.875% senior unsecured debt (the “5.875% Senior Notes” and, together with the 5.75% Senior notes, the “Senior Notes”) at an issue price of 99.624%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $495 million. Interest on the 5.875% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2010. Unless previously redeemed, the 5.875% Senior Notes will mature on June 1, 2020. The 5.875% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance under the 5.875% Senior Notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

We have the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at December 31, 2011 and 2010.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

10.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

Interest expense recognized in relation to our Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. During 2011, we incurred interest expense of $59 million (2010: $52 million, 2009: $29 million).

b)	Credit Facilities

On May 14, 2010, certain of AXIS Capital’s operating subsidiaries entered into a secured $750 million letter of credit facility (the “LOC Facility”) with Citibank Europe plc (“Citibank”) pursuant to a Master Reimbursement Agreement and other ancillary documents (together, the “LOC Facility Documents”). The LOC Facility may be terminated by Citibank on December 31, 2013 upon thirty days prior notice. Under the terms of the LOC Facility, letters of credit to a maximum aggregate amount of $750 million are available for issuance on behalf of the operating subsidiaries. These letters of credit will principally be used to support the reinsurance obligations of the operating subsidiaries. The LOC Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents, to cover all of the obligations under the LOC Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the LOC Facility to any or all of the operating subsidiaries party to the LOC Facility Documents.

On August 24, 2010, AXIS Capital and certain of its operating subsidiaries entered into a three-year revolving $500 million credit facility (the “Credit Facility”) with a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the “Credit Facility Documents”). Subject to certain conditions and at the request of AXIS Capital, the aggregate commitment under the Credit Facility may be increased by up to $250 million. Under the terms of the Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate amount of the Credit Facility. Interest on loans issued under the Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. The letters of credit will principally be used to support the reinsurance obligations of the operating subsidiaries. Under the Credit Facility, AXIS Capital guarantees the obligations of the operating subsidiaries and each of AXIS Specialty Finance and AXIS Specialty Holdings Bermuda Limited guarantees the obligations of AXIS Capital and the operating subsidiaries. The Credit Facility is subject to certain covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Credit Facility Documents. The Credit Facility also requires compliance with certain financial covenants, including a maximum debt to capital ratio and a minimum consolidated net worth requirement. In addition, each of AXIS Capital’s material insurance/reinsurance subsidiaries party to the Credit Facility must maintain a minimum A.M. Best Company, Inc. financial strength rating. In the event of default, including a breach of these covenants, the lenders may exercise certain remedies including the termination of the Credit Facility, the declaration of all principal and interest amounts related to Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.

At December 31, 2011, we had $397 million and nil letters of credit outstanding under the LOC Facility and the Credit Facility, respectively. There was no debt outstanding under the Credit Facility. We were in compliance with all LOC Facility and Credit Facility covenants at December 31, 2011.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

11.	COMMITMENTS AND CONTINGENCIES

a)	Concentrations of Credit Risk

Credit Risk Aggregation

We monitor and control the aggregation of credit risk on a consolidated basis by assigning limits on the maximum credit exposure we are willing to assume by single obligors and groups, industry sector, country, region or other inter-dependencies. Our credit exposures are aggregated based on the origin of risk. Limits are based and adjusted on a variety of factors, including the prevailing economic environment and the nature of the underlying credit exposures. Our credit aggregation measurement and reporting process is facilitated by an exposure database, which contains relevant information on counterparties and credit risk; we also license third party databases to provide credit risk assessments.

Credit risk aggregation is also managed through minimizing overlaps in underwriting, financing and investing activities.

The assets that potentially subject us to concentrations of credit risk consist principally of cash and investments, reinsurance recoverable and (re)insurance premiums receivable balances, as described below:

Cash and Investments

In order to mitigate concentration and operational risks related to cash and cash equivalents, we limit the maximum amount of cash that can be deposited with a single counterparty and additionally limit acceptable counterparties based on current rating, outlook and other relevant factors.

Our investment portfolio is managed by external investment managers in accordance with our investment guidelines. We limit credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. government and agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our fixed maturities portfolio for securities rated A- or above and 1% or less of our fixed maturities portfolio for securities rated below A-. At December 31, 2011, we were in compliance with these limits.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Our reinsurers with the three largest balances accounted for 13%, 10% and 10%, respectively, of our total reinsurance recoverable on unpaid and paid losses balance at December 31, 2011 (2010: 13%, 11% and 11%, respectively). Amounts related to our reinsurers with the ten largest balances comprised 70% of December 31, 2011 balance (2010: 70%) and had a weighted average A.M. Best rating of A+ (2010: A).

Premiums Receivable Balances

The diversity of our client base limits the credit risk associated with our premiums receivable. In addition, for insurance contracts we have contractual rights to cancel coverage for non-payment of premiums and for reinsurance contracts we have contractual rights to offset premiums receivable with corresponding payments for losses and loss expenses. These contractual rights contribute to the mitigation of credit risk, as does our monitoring of aged receivable balances. In light of these mitigating factors, and considering that a significant portion of our premiums receivable are not currently due based on the terms of the underlying contracts, we do not utilize specific credit quality indicators to monitor our premiums receivable balance. At December 31, 2011, we recorded an allowance for estimated uncollectible premiums receivable of $4 million (2010: $3 million). The corresponding bad debts expense charges for 2011, 2010 and 2009 were insignificant.

b)	Brokers

We produce our business through brokers and direct relationships with insurance companies. During 2011, three brokers accounted for 63% (2010: 62%; 2009: 62%) of our total gross premiums written. Aon Corporation accounted for 27% (2010: 25%; 2009: 26%), Marsh, Inc. (including its subsidiary Guy Carpenter and Company) for 23% (2010: 24%; 2009: 23%), and Willis Group Holdings Ltd. for 13% (2010: 13%; 2009: 13%). No other broker and no one insured or reinsured accounted for more than 10% of our gross premiums written in any of the last three years.

c)	Lease Commitments

We lease office space under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business, as required. During 2011, total rent expense with respect to these operating leases was $24 million (2010: $19 million; 2009: $17 million).

Future minimum lease payments under our leases are expected to be as follows:

2012	$21,872
2013	27,004
2014	28,373
2015	23,066
2016	19,664
Later years	82,373

Total minimum future lease commitments	$202,352

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

d)	Reinsurance Purchase Commitment

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at December 31, 2011, we have an outstanding reinsurance purchase commitment of $67 million.

e)	Legal Proceedings

Except as noted below, we are not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations; estimated amounts payable under such proceedings are included in the reserve for losses and loss expenses in our Consolidated Balance Sheets. In our opinion, the eventual outcome of these legal proceedings is not expected to have a material effect on our financial condition, results of operations, cash flows or liquidity.

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We continued to believe that the lawsuit was completely without merit and on that basis vigorously defended the filed action. However, for the sole purpose of avoiding additional litigation costs, we reached an agreement in principal with the plaintiffs during the first quarter of 2011 to settle all claims and causes of action in this matter for an immaterial amount. On June 27, 2011, the District Court preliminarily approved the terms and conditions of the settlement and are awaiting issuance of the final settlement order.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

f)	Dividends for Common Shares and Preferred Shares

On December 8, 2011, our Board of Directors declared a dividend of $0.24 per common share to shareholders of record at the close of business on December 30, 2011 and payable on January 17, 2012. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.5% Preferred Share. The Series A Preferred Share dividend is payable on January 17, 2012, to shareholders of record at the close of business on December 30, 2011 and the Series B Preferred Share dividend is payable on March 1, 2012, to shareholders of record at the close of business on February 15, 2012.

12.	EARNINGS PER COMMON SHARE

The following table provides a computation of basic and diluted earnings per common share:

At and year ended December 31,	2011	2010	2009

Basic earnings per common share
Net income	$46,305	$856,723	$497,886
Less preferred share dividends	36,875	36,875	36,875

Net income available to common shareholders	9,430	819,848	461,011

Weighted average common shares outstanding	122,499	121,728	137,279

Basic earnings per common share	$0.08	$6.74	$3.36

Diluted earnings per common share
Net income available to common shareholders	$9,430	$819,848	$461,011

Weighted average common shares outstanding - basic	122,499	121,728	137,279
Warrants	4,292	12,106	10,616
Stock compensation plans	1,331	2,365	2,476

Weighted average common shares outstanding - diluted	128,122	136,199	150,371

Diluted earnings per common share	$0.07	$6.02	$3.07

For the year ended December 31, 2011, there were 1,134,469 (2010: 186,792; 2009: 1,915,574) shares for stock compensation plans which were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive.

13.	SHAREHOLDERS’ EQUITY

a)	Common Shares

At December 31, 2011, and 2010, our authorized share capital was 800,000,000 common shares, par value of $0.0125 per share.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

13.	SHAREHOLDERS’ EQUITY (CONTINUED)

The following table presents our common shares issued and outstanding, excluding restricted shares under our stock compensation plans (see Note 15 – Stock Compensation Plans):

Year ended December 31,	2011	2010	2009

Shares issued, balance at beginning of period	154,912	152,465	150,455
Shares issued	15,247	2,447	2,010

Total shares issued at end of period	170,159	154,912	152,465

Treasury shares, balance at beginning of period	(42,519)	(20,325)	(14,243)
Shares repurchased	(2,052)	(22,194)	(6,082)

Total treasury shares at end of period	(44,571)	(42,519)	(20,325)

Total shares outstanding	125,588	112,393	132,140

Warrants

During 2011, our founding shareholders exercised all remaining warrants. These warrants were exercised on a cashless basis pursuant to the terms of the applicable warrant agreements, resulting in a lower number of shares being issued than the number of warrants exercised. Accordingly, we issued 12,893,483 common shares upon the exercise of 19,827,760 warrants. In connection with the warrant exercise, we paid deferred dividends of $93 million to those warrant holders who chose the deferred cash option for dividends declared.

At December 31, 2010, 19,787,712 warrants were outstanding and exercisable at an average price of $12.31.

Treasury shares

Our Board of Directors have authorized and approved the following:

•	on December 6, 2007, a share repurchase plan up to $400 million of our common shares until December 31, 2009;

•	on December 10, 2009, extend the above share repurchase plan until December 31, 2011, and a new share up to $500 million of our common shares until December 31, 2011; and

•	on September 24, 2010, a new share repurchase plan up to $750 million of our common shares until December 31, 2012.

At December 31, 2011, we had $544 million of capacity remaining under the share repurchase plans. Share repurchases may be effected from time to time in the open market or private negotiated transactions, depending on market conditions.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

13.	SHAREHOLDERS’ EQUITY (CONTINUED)

The following table presents our common share repurchase activities, which are held in treasury:

Year ended December 31,	2011	2010	2009
In the open market:
Total shares	1,609	18,750	5,851
Total cost	$49,974	$590,694	$169,620

Average price per share(2)	$31.07	$31.50	$28.99

From employees:(1)
Total shares	443	381	231
Total cost	$15,911	$11,062	$6,289

Average price per share(2)	$35.92	$29.04	$27.23

From founding shareholder:(3)
Total shares	-	3,063	-
Total cost	$-	$107,827	$-

Average price per share(2)	$-	$35.21	$-

Total
Total shares	2,052	22,194	6,082
Total cost	$65,885	$709,583	$175,909

Average price per share(2)	$32.11	$31.97	$28.92

(1)	To satisfy withholding tax liabilities upon vesting of restricted stock, restricted stock units, and exercise of stock options. Share repurchases from employees are excluded from the authorized share repurchase plans noted above.
(2)	Calculated using whole figures.
(3)	During the fourth quarter of 2010, we privately negotiated with Trident II, L.P. and affiliated entities to repurchase 3,062,824 of our common shares.

b)	Series A and B Preferred Shares

On October 5, 2005, we issued $250 million of 7.25% series A Preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the shares at a redemption price of $25.00 per share. Dividends on the series A Preferred shares are non-cumulative. Consequently, if the board of directors does not authorize and declare a dividend for any dividend period, holders of the series A Preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of series A Preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on January 15, 2006, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.25% of the liquidation preference per annum. For 2011 and 2010, the total dividends declared and paid on series A Preferred share was $1.8125 per share.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

13.	SHAREHOLDERS’ EQUITY (CONTINUED)

On November 23, 2005, we issued $250 million of 7.50% series B Preferred shares with a liquidation preference of $100.00 per share. We may redeem the shares on or after December 1, 2015 at a redemption price of $100.00 per share. Dividends on the series B Preferred shares if, as and when declared by our board of directors will be payable initially at a fixed rate per annum equal to 7.50% of the liquidation preference on the first day of March, June, September and December of each year, commencing on March 1, 2006, up to but not including December 1, 2015. Commencing on March 1, 2016, the dividend rate on the series B Preferred shares will be payable at a floating rate. During a floating rate period, the floating rate per annum will be reset quarterly at a rate equal to 3.4525% plus the 3-month LIBOR Rate. Dividends on the series B Preferred shares are non-cumulative. For 2011 and 2010, the total dividends declared and paid on series B Preferred share was $7.50 per share.

The holders of the series A and B Preferred shares have no voting rights other than the right to elect a specified number of directors if preferred share dividends are not declared and paid for a specified period.

14.	RETIREMENT PLANS

We provide defined contribution plans that are self directed to eligible employees through various plans sponsored by us. Generally, mutual funds are made available pursuant to which employees and we contribute a percentage of the employee’s gross salary into the plan each month.

For eligible U.S. employees, we provide a non-qualified deferred compensation plan that enables them to make salary contributions in excess of those permitted under the AXIS 401(k) Plan, to make additional employee contributions from their bonus payments, and to receive discretionary employer contributions.

We also provide a supplemental executive retirement plan (“SERP”) to both the Chairman and the CEO. At December 31, 2011, the accumulated SERP obligations were $17 million (2010: $16 million) and both SERPs were fully funded.

During 2011, our total pension expenses were $20 million (2010: $15 million and 2009: $13 million) for the above retirement benefits.

15.	SHARE-BASED COMPENSATION

In May 2007, our shareholders approved the establishment of the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (“2007 Plan”). The 2007 Plan provides for, among other things, the grant of restricted stock, restricted stock units, non-qualified and incentive stock options, and other equity-based awards to our employees and directors. In May 2009, our shareholders approved an amendment to the 2007 Plan, resulting in an increase in the total number of common shares authorized for issuance by 4,000,000 for a total of 9,000,000 common shares. As a result of the adoption of the 2007 Plan, the 2003 Long-Term Equity Compensation and 2003 Directors Long-Term Equity Compensation Plan were terminated, except that all related outstanding awards will remain in effect.

We currently issue restricted stock and restricted stock units to our employees with service conditions only, vesting generally over a period of four years with 25% of the award vesting annually. Grants provided under the 2007 Plan allows for accelerated vesting provisions upon the employee’s death, permanent disability, or certain

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

15.	SHARE-BASED COMPENSATION (CONTINUED)

terminations following a change in control of the Company occurring within a 24 month period of the change in control event. Notwithstanding these vesting provisions, the Compensation Committee of our Board has broad authority to accelerate vesting at its own discretion.

For our non-management directors, we issue common shares under the 2007 Plan with no restriction. Subsequent to December 31, 2011 and up to February 7, 2012 we granted a total of 1,850,607 restricted stock and restricted stock units to our employees and non-management directors. At February 7, 2012, 678,319 equity-based awards remain available for grant under the 2007 Plan.

We have granted stock options under the 2003 Plans; however none have been issued since 2005. All outstanding stock options are fully vested and exercisable. These options expire ten years from the date of grant.

a)	Restricted Stock

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the year ended December 31, 2011:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of year	3,882	$31.95
Granted	1,839	36.12
Vested	(1,822)	34.78
Forfeited	(83)	29.48

Nonvested restricted stock - end of year	3,816	$32.69

(1)	Fair value is based on the closing price of our common shares on the New York Stock Exchange on the day of the grant.

During 2011, we granted 1,839,250 restricted stock (2010: 1,496,550; 2009: 1,281,500) to our employees with a weighted average grant-date fair value per share of $36.12 (2010: $28.91; 2009: $26.39). At December 31, 2011, the total nonvested restricted stock in the above table included 378,937 of restricted stock units (2010: 289,875).

During 2011, we incurred a compensation cost of $39 million (2010: $37 million; 2009: $48 million) in respect of restricted stock and restricted stock units, and recorded tax benefits thereon of $7 million (2010: $6 million; 2009: $6 million). The total fair value of shares vested during 2011 was $63 million (2010: $56 million; 2009: $57 million). At December 31, 2011, we had 3,815,975 (2010: 3,882,303) nonvested restricted stock outstanding with $86 million (2010: $61 million) of unrecognized compensation cost. These are expected to be recognized over the weighted average period of 2.6 years (2010: 2.6 years).

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

15.	SHARE-BASED COMPENSATION (CONTINUED)

b)	Stock options

The following is a summary of stock options outstanding and exercisable at December 31, 2011 and related activity for the year ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)

Outstanding and exercisable - beginning of year	2,318	$22.26
Granted	-	-
Exercised	(650)	15.98
Expired	-	-

Outstanding and exercisable - end of year	1,668	$24.71	2.09	$12,095

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price at December 31, 2011 and the exercisable price, multiplied by the number of in-the-money-options) that would have been received by the stock option holder had all stock option holders exercised their stock options on December 31, 2011.

The total intrinsic value of stock options exercised during 2011 was $9 million (2010: $4 million) and we received proceeds of $5 million (2010: $8 million). For these exercised stock options, we issued new shares from the authorized share capital pool rather than from our treasury pool.

16.	RELATED PARTY TRANSACTIONS

The transactions listed below are classified as related party transactions as each counterparty had or has had either a direct or indirect shareholding in us or has been a board member during any period covered by the financial statements.

The collateral manager of four of our CLOs is Blackstone Debt Advisors L.P., who is entitled to management fees payable by the collateralized obligations in the ordinary course of business. We also have investments in two hedge funds and one credit fund managed by Blackstone Alternative Asset Management, LP, who is entitled to management fees in the ordinary course of business. During 2011, total management fees to the Blackstone Group were $2 million (2010: $2 million; 2009: $1 million). We also held voting rights, amounting to less than 1%, of the Blackstone Group in our investment portfolio at December 31, 2011.

17.	INCOME TAXES

Under current Bermuda law, we are not required to pay any taxes in Bermuda on income or capital gains. We have received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2035. Our Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2008 through 2011.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

17.	INCOME TAXES (CONTINUED)

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2008 through 2011.

In Canada, our U.S. reinsurance company operates through a branch. In addition, commencing in 2011, our U.S. service company has an unlimited liability company subsidiary based in Canada. Prior to 2011, our U.S. service company operated in Canada via a Canadian branch. These Canadian operations are subject to the relevant taxes in that jurisdiction, are not currently under examination and generally remain subject to examination for tax years 2007 through 2011.

We also have subsidiaries in Ireland, the United Kingdom (U.K.) and Brazil. Our Ireland insurance subsidiary with branch operations in the U.K. and Australia is subject to a compliance review of the U.K. branch for 2009. Our Ireland reinsurance subsidiary, with a branch in Switzerland and a Brazil marketing subsidiary, was audited by Ireland and Switzerland taxing authorities through 2009 with no significant adjustments. These subsidiaries and branches generally remain subject to examination in all applicable jurisdictions for tax years 2007 through 2011.

The following table provides an analysis of our income tax expense and net tax assets:

Year ended December 31,	2011	2010	2009

Current income tax expense
United States	$5,064	$26,633	$32,182
Europe	9,598	12,173	7,020
Other	188	120	408
Deferred income tax expense (benefit)
United States	1,379	121	2,252
Europe	(996)	(173)	113
Other	-	(194)	-

Total income tax expense	$15,233	$38,680	$41,975

Net current tax (liabilities) receivables	$1,318	$(8,525)	$(7,322)
Net deferred tax assets	60,836	72,606	72,362

Net tax assets	$62,154	$64,081	$65,040

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

17.	INCOME TAXES (CONTINUED)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

At December 31,	2011	2010

Deferred tax assets:
Discounting of loss reserves	$65,271	$61,997
Unearned premiums	31,640	30,623
Operating loss carryforwards	21,074	8,671
Accruals not currently deductible	14,187	16,282
Net unrealized losses and impairments on investments	6,310	5,140
Capital loss carryforwards	4,245	17,763
Other deferred tax assets	7,357	5,541

Deferred tax assets before valuation allowance	150,084	146,017
Valuation allowance	(21,264)	(18,180)

Deferred tax assets net of valuation allowance	128,820	127,837

Deferred tax liabilities:
Deferred acquisition costs	(29,195)	(28,697)
Net unrealized gains on investments	(25,925)	(14,538)
Amortization of intangible assets and goodwill	(6,999)	(5,477)
Accrued market discounts	(4,156)	(2,753)
Other deferred tax liabilities	(1,709)	(3,766)

Deferred tax liabilities	(67,984)	(55,231)

Net deferred tax assets	$60,836	$72,606

For 2011 and 2010, we have established a full valuation allowance on operating loss carryforwards relating to branch operations in Australia and Singapore due to cumulative losses in recent years. In 2011, we concluded that a valuation allowance on U.S. capital loss carryforwards and impairments is not needed as there are net unrealized capital gains of $74 million that would, if necessary, be recognized to generate sufficient capital gains within the carryforward period. In 2010, a partial valuation allowance was recorded against U.S. capital loss carryforwards and impairments taking into account net unrealized capital gains of $38 million that would, if necessary, be recognized to generate capital gains within the carryforward period. The movement in the valuation allowance is allocated first to income tax expense and the remainder to AOCI using the intraperiod tax allocation method.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

17.	INCOME TAXES (CONTINUED)

The following table provides an analysis of the movement in our valuation allowance:

At December 31,	2011	2010
Income tax expense:
Valuation allowance - beginning of year	$27,539	$36,231
Operating loss carryforwards	12,593	5,714
Capital loss carryforwards and impairments	(9,509)	(14,406)

Valuation allowance - end of year	30,623	27,539

Accumulated other comprehensive income:
Valuation allowance - beginning of year	(9,359)	(4,529)
Net unrealized losses on investments	-	(4,830)

Valuation allowance - end of year	(9,359)	(9,359)

Total valuation allowance - end of year	$21,264	$18,180

Although realization is not assured, management believes it is more likely than not that the tax benefit of the recorded net deferred tax assets will be realized. Other than the items discussed above, the remaining gross deferred tax assets relate to ordinary income items and substantially all of these deferred tax assets relate to our U.S. operations. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including historical results, operating loss carryback potential and scheduled reversals of deferred tax liabilities. Our U.S. operations have produced significant taxable income in prior periods and have deferred tax liabilities that will reverse in future periods such that we believe sufficient ordinary taxable income is available to utilize all remaining deferred tax assets. There were no unrecognized tax benefits at December 31, 2011 and 2010.

At December 31, 2011, we had $12 million of capital loss carryforwards in the U.S. which will expire in 2014. In 2011, we generated a $2 million alternative minimum tax credit carryforward in the U.S., which can be carried forward indefinitely. At December 31, 2011, the total operating loss carryforwards for our Singapore and Australian branches were $112 million (2010: $34 million) and $54 million (2010: $30 million), respectively. Such operating losses are currently available to offset future taxable income of the branches and may be carried forward indefinitely in each jurisdiction.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

17.	INCOME TAXES (CONTINUED)

The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions as well as a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2011		2010		2009

Income before income taxes:
Bermuda (domestic)	$10,911		$713,100		$404,575
Foreign	50,627		182,303		135,286

	$61,538		$895,403		$539,861

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%		0.0%		0.0%
Foreign taxes at local expected rates:
United States	33.2%		5.1%		6.8%
Europe	10.7%		1.3%		1.0%
Other	3.3%		(0.2%	)	(0.6%	)
Valuation allowance	(15.5%	)	(1.0%	)	1.2%
Net tax exempt income	(11.2%	)	(0.6%	)	(0.9%	)
Other	4.3%		(0.3%	)	0.3%

Actual tax rate	24.8%		4.3%		7.8%

18.	STATUTORY FINANCIAL INFORMATION

Our (re)insurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Ireland and the United States. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

The unaudited statutory capital and surplus for our principal operating subsidiaries at December 31, 2011 and 2010 was as follows:

	Bermuda		Ireland		United States
At December 31,	2011	2010	2011	2010	2011	2010

Required statutory capital and surplus	$2,004,439	$1,719,284	$262,879	$212,767	$325,998	$317,588
Actual statutory capital and surplus	$3,887,670	$4,206,359	$820,891	$814,032	$1,237,046	$1,141,176

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

18.	STATUTORY FINANCIAL INFORMATION (CONTINUED)

may also be limited to statutory net income, net investment income or 10% of total statutory capital and surplus. At December 31, 2011, the maximum dividend that our U.S. insurance operations could pay without regulatory approval was approximately $124 million.

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda, our Bermuda subsidiary, AXIS Specialty Bermuda is restricted as to the payment of dividends and/or distributions for amounts greater than 25% of the prior year’s statutory capital and surplus whereby a signed affidavit by at least two members of the Board of Directors attesting that a dividend and/or distribution in excess of this amount would not cause the company to fail to meet its relevant margins is required. At December 31, 2011, the maximum dividend/distribution AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $1 billion.

Our Irish subsidiaries, AXIS Specialty Europe and AXIS Re Ltd., are required to maintain minimum levels of statutory and capital surplus. At December 31, our subsidiaries were in compliance with these requirements. Our Irish subsidiaries may declare dividends out of retained earnings subject to meeting their solvency and capital requirements. At December 31, 2011, the maximum dividend our Irish subsidiaries could pay out of retained earnings, subject to regulatory approval, was approximately $89 million.

Total statutory net income of our operating subsidiaries was $99 million, $921 million, $685 million for 2011, 2010 and 2009, respectively. The difference between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

19.	UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

The following is an unaudited summary of our quarterly financial results:

Quarters ended	Mar 31	Jun 30	Sep 30	Dec 31

2011
Net premiums earned	$788,201	$840,014	$839,992	$846,753
Net investment income	110,655	100,018	49,396	102,362
Net realized investment gains (losses)	30,144	37,477	57,557	(3,738)
Underwriting income (loss)	(461,305)	28,974	90,029	15,076
Net income (loss) available to common shareholders	(383,760)	101,068	212,058	80,064
Earnings (loss) per common share - basic	$(3.39)	$0.81	$1.68	$0.63
Earnings (loss) per common share - diluted	$(3.39)	$0.79	$1.66	$0.63

2010
Net premiums earned	$696,192	$735,027	$758,873	$757,318
Net investment income	104,619	82,584	111,800	107,889
Net realized investment gains	16,176	24,619	76,531	77,772
Underwriting income	28,446	120,836	127,376	132,546
Net income available to common shareholders	111,812	204,852	238,842	264,343
Earnings per common share - basic	$0.87	$1.68	$1.99	$2.26
Earnings per common share - diluted	$0.79	$1.51	$1.78	$1.99

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon that assessment, the Company’s management believes that, as of December 31, 2011, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting as of December 31, 2011. This report appears below.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption, on April 1, 2009 of the new accounting guidance that changed the manner in which it accounts for other than temporary impairments of available for sale investments.

/s/ Deloitte & Touche Ltd.
Hamilton, Bermuda
February 22, 2012

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned “Proposal No. 1 – Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation”, “Compensation Discussion and Analysis”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Principal Shareholders” and “Equity Compensation Plan Information” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions”, and “Corporate Governance” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Principal Accounting Fees and Services” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements

Included in Part II – see Item 8 of this report.

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule II	–	Condensed Financial Information of Registrant
Schedule III	–	Supplementary Insurance Information
Schedule IV	–	Supplementary Reinsurance Information

Schedules I, V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.	Exhibits

Exhibit Number	Description of Document

3.1	Certificate of Incorporation and Memorandum of Association of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-laws of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Amended and Restated Series A Warrant for the Purchase of Common Shares (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

4.3	Senior Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2004).

4.4	First Supplemental Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 15, 2004).

4.5	Senior Indenture among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of March 23, 2010 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2010).

Exhibit Number	Description of Document

4.6	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.7	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.1	Amended and Restated Shareholders Agreement dated December 31, 2002, among AXIS Capital Holdings Limited and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

*10.2	Employment Agreement between John R. Charman and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.3	Amendment No. 1 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated October 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007).

*10.4	Amendment No. 2 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

*10.5	Amendment No. 3 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2008).

*10.6	Amendment No. 4 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2011).

*10.7	Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and John R. Charman dated May 8, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008).

*10.8	Amended and Restated Service Agreement between Michael A. Butt and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.9	Amendment No. 1 to Amended and Restated Service Agreement, effective as of May 12, 2006, between AXIS Specialty Limited and Michael A. Butt (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2006).

*10.10	Amendment No. 2 to Amended and Restated Service Agreement by and between AXIS Specialty Limited and Michael A. Butt dated September 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2008).

*10.11	Amendment No. 3 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2009).

Exhibit Number	Description of Document

*10.12	Amendment No. 4 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2011).

*10.13	Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated May 8, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008).

*10.14	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated September 19, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2008).

*10.15	Employment Agreement by and between AXIS Specialty U.S. Services, Inc. and Albert Benchimol dated November 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2010).

*10.16	Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2011).

*10.17	Employment Agreement between William A. Fischer and AXIS Specialty Limited dated as of December 31, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 4, 2011).

*10.18	Amendment No. 1 to Employment Agreement by and between AXIS Specialty Limited and William A. Fischer dated June 6, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2011).

*10.19	Employment Agreement between John Gressier and AXIS Specialty Limited dated as of December 31, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 4, 2011).

*10.20	Employment Agreement between John D. Nichols and AXIS Specialty U.S. Services, Inc. dated February 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2012).

*10.21	Separation Agreement dated August 23, 2010 by and among AXIS Capital Holdings Limited, AXIS Specialty U.S. Services, Inc. and David B. Greenfield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010).

*10.22	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-103620) filed on May 17, 2003).

*10.23	AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2009).

*10.24	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2010).

*10.25	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2010).

Exhibit Number	Description of Document

*10.26	Form of Employee Restricted Stock Unit Agreement (Canada) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2012)

*10.27	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).

*10.28	2003 Directors Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2009).

*10.29	2012 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2011).

*10.30	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 26, 2008).

*10.31	2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2004).

*10.32	Form of Grant Letter for certain employees of AXIS Specialty Europe Limited under the 2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006).

10.33	Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2010).

10.34	Amendment to Master Reimbursement Agreement dated January 27, 2012 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company and AXIS Reinsurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2012).

10.35	Credit Agreement, dated as of August 24, 2010, by and among AXIS Capital Holdings Limited, certain subsidiaries of AXIS Capital Holdings Limited party thereto, Bank of America, N.A., as Administrative Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2010).

10.36	First Amendment to Credit Agreement, dated as of November 21, 2011, among AXIS Capital Holdings Limited, certain subsidiaries of AXIS Capital Holdings Limited party thereto, designated Lenders thereto, and Bank of America, N.A., as Administrative Agent, Fronting Bank and LC Administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2011).

†12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

†21.1	Subsidiaries of the registrant.

†23.1	Consent of Deloitte & Touche.

†24.1	Power of Attorney (included as part of signature pages hereto).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibits 10.2 through 10.30 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
†	Filed herewith.
**	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless AXIS Capital Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2012.

Signature	Title

/s/ JOHN R. CHARMAN John R. Charman	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ ALBERT BENCHIMOL Albert Benchimol	Chief Financial Officer and Director (Principal Financial Officer)

/s/ GORDON MCFADDEN Gordon McFadden	Controller (Principal Accounting Officer)

/s/ GEOFFREY BELL Geoffrey Bell	Director

/s/ MICHAEL A. BUTT Michael A. Butt	Director

/s/ CHARLES A. DAVIS Charles A. Davis	Director

/s/ ROBERT L. FRIEDMAN Robert L. Friedman	Director

Signature	Title

/s/ DONALD J. GREENE Donald J. Greene	Director

/s/ CHRISTOPHER V. GREETHAM Christopher V. Greetham	Director

/s/ MAURICE A. KEANE Maurice A. Keane	Director

/s/ SIR ANDREW LARGE Sir Andrew Large	Director

/s/ CHERYL-ANN LISTER Cheryl-Ann Lister	Director

/s/ THOMAS C. RAMEY Thomas C. Ramey	Director

/s/ HENRY B. SMITH Henry B. Smith	Director

/s/ WILHELM ZELLER Wilhelm Zeller	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AXIS Capital Holdings Limited

We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2011, and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated February 22, 2012 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting guidance that changed the manner in which it accounts for other than temporary impairments for available for sale investments) and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our report thereon dated February 22, 2012; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche Ltd.
Hamilton, Bermuda
February 22, 2012

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED BALANCE SHEETS – PARENT COMPANY

DECEMBER 31, 2011 AND 2010

	2011	2010
	(in thousands)
Assets
Investments in subsidiaries on equity basis	$6,201,506	$6,505,431
Cash and cash equivalents	2,363	8,496
Other assets	3,567	3,716

Total assets	$6,207,436	$6,517,643

Liabilities
Intercompany payable	$250,919	$295,422
Senior notes	499,691	499,583
Dividends payable	5,250	93,843
Other liabilities	7,497	3,825

Total liabilities	763,357	892,673

Shareholders’ equity
Preferred shares - Series A and B	500,000	500,000
Common shares (2011: 170,159; 2010: 154,912 shares issued and 2011: 125,588; 2010: 112,393 shares outstanding)	2,125	1,934
Additional paid-in capital	2,105,386	2,059,708
Accumulated other comprehensive income	128,162	176,821
Retained earnings	4,155,392	4,267,608
Treasury shares, at cost (2011: 44,571; 2010: 42,519 shares)	(1,446,986)	(1,381,101)

Total shareholders’ equity	5,444,079	5,624,970

Total liabilities and shareholders’ equity	$6,207,436	$6,517,643

(1)	On November 15, 2004, AXIS Capital issued $500 million aggregate principal amount of 5.75% senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $496 million. Interest of the 5.75% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. Unless previously redeemed, the 5.75% Senior Notes will mature on December 1, 2014. (2) AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance, an indirect wholly-owned subsidiary, related to the issuance of $500 million aggregate principal amount of 5.875% senior unsecured notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(in thousands)
Revenues
Net investment income	$1	$74	$27

Total revenues	1	74	27

Expenses
General and administrative expenses	36,248	33,785	42,114
Interest expense and financing costs	29,201	29,201	29,201

Total expenses	65,449	62,986	71,315

Loss before equity in net earnings of subsidiaries	(65,448)	(62,912)	(71,288)
Equity in net earnings of subsidiaries	111,753	919,635	569,174

Net income	46,305	856,723	497,886
Preferred share dividends	36,875	36,875	36,875

Net income available to common shareholders	$9,430	$819,848	$461,011

SCHEDULE II

AXIS CAPITAL HOLDINGS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$46,305	$856,723	$497,886
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(111,753)	(919,635)	(569,174)
Change in intercompany payable	(44,503)	103,544	(147,053)
Dividends received from subsidiaries	255,000	697,500	530,000
Other items	21,298	87,277	24,190

Net cash provided by operating activities	166,347	825,409	335,849

Cash flows from investing activities:
Capital repaid from subsidiary	130,000	-	-

Net cash from investing activities	130,000	-	-

Cash flows from financing activities:
Repurchase of shares	(65,885)	(709,583)	(175,909)
Dividends paid - common shares	(206,455)	(108,302)	(112,984)
Dividends paid - preferred shares	(36,875)	(36,875)	(36,875)
Proceeds from issuance of common shares	6,735	8,229	3,844

Net cash used in financing activities	(302,480)	(846,531)	(321,924)

Increase (decrease) in cash and cash equivalents	(6,133)	(21,122)	13,925
Cash and cash equivalents - beginning of period	8,496	29,618	15,693

Cash and cash equivalents - end of period	$2,363	$8,496	$29,618

Supplemental disclosures of cash flow information:

Interest paid	$28,750	$28,750	$28,750

SCHEDULE III

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2011
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$142,743	$4,081,741	$1,412,699	$1,429,687	$-	$919,319	$199,583	$278,147	$1,466,134
Reinsurance	264,784	4,343,304	1,041,763	1,885,274	-	1,755,733	387,886	103,915	1,953,300
Corporate	-	-	-	-	362,430	-	-	77,089	-

Total	$407,527	$8,425,045	$2,454,462	$3,314,961	$362,430	$2,675,052	$587,469	$459,151	$3,419,434

	At and year ended December 31, 2010
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$119,323	$3,512,002	$1,359,668	$1,206,493	$-	$569,869	$152,223	$276,435	$1,332,220
Reinsurance	239,977	3,520,373	974,008	1,740,917	-	1,107,263	336,489	98,001	1,815,320
Corporate	-	-	-	-	406,892	-	-	75,449	-

Total	$359,300	$7,032,375	$2,333,676	$2,947,410	$406,892	$1,677,132	$488,712	$449,885	$3,147,540

	At and year ended December 31, 2009
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$87,818	$3,502,680	$1,293,529	$1,157,966	$-	$612,694	$113,187	$216,954	$1,025,061
Reinsurance	214,502	3,061,453	915,868	1,633,798	-	811,178	307,308	76,127	1,791,368
Corporate	-	-	-	-	464,478	-	-	77,076	-

Total	$302,320	$6,564,133	$2,209,397	$2,791,764	$464,478	$1,423,872	$420,495	$370,157	$2,816,429

(1)	As we evaluate the underwriting results of each of our reportable segments separately from the results of our investment portfolio, we do not allocate net investment income to our reportable segments.
(2)	General and administrative expenses incurred by our reportable segments are allocated directly. Certain corporate overhead is allocated to our reportable segments based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses. Other corporate expenses do not relate to underwriting operations and, therefore, are not allocated to our reportable segments.

SCHEDULE IV

AXIS CAPITAL HOLDINGS LIMITED

SUPPLEMENTARY REINSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET
2011	$1,696,600	$676,719	$2,399,553	$3,419,434	70.2%
2010	1,619,880	602,996	2,130,656	3,147,540	67.7%
2009	1,516,031	770,866	2,071,264	2,816,429	73.5%