Form 10-Q
period 2012-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2012-04-27
CIK 1214816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 20, 2012, there were 129,403,012 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

•

the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in our Annual Report on Form 10-K for the year ended December 31, 2011.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2012: $11,214,712; 2011: $10,821,338)	$11,440,643	$10,940,100
Equity securities, available for sale, at fair value (Cost 2012: $703,938; 2011: $699,566)	757,038	677,560
Other investments, at fair value	769,554	699,320
Short-term investments, at fair value and amortized cost	50,264	149,909

Total investments	13,017,499	12,466,889
Cash and cash equivalents	1,021,839	981,849
Restricted cash and cash equivalents	151,932	100,989
Accrued interest receivable	93,860	98,346
Insurance and reinsurance premium balances receivable	1,900,002	1,413,839
Reinsurance recoverable on unpaid and paid losses	1,766,597	1,770,329
Deferred acquisition costs	547,667	407,527
Prepaid reinsurance premiums	227,935	238,623
Receivable for investments sold	7,276	3,006
Goodwill and intangible assets	99,439	99,590
Other assets	191,554	225,072

Total assets	$19,025,600	$17,806,059

Liabilities
Reserve for losses and loss expenses	$8,599,344	$8,425,045
Unearned premiums	2,965,329	2,454,462
Insurance and reinsurance balances payable	181,405	206,539
Senior notes	994,806	994,664
Other liabilities	270,627	129,329
Payable for investments purchased	114,910	151,941

Total liabilities	13,126,421	12,361,980

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A, B, and C	750,000	500,000
Common shares (2012: 171,408; 2011: 170,159 shares issued and 2012: 125,365; 2011: 125,588 shares outstanding)	2,140	2,125
Additional paid-in capital	2,117,208	2,105,386
Accumulated other comprehensive income	278,174	128,162
Retained earnings	4,246,354	4,155,392
Treasury shares, at cost (2012: 46,043; 2011: 44,571 shares)	(1,494,697)	(1,446,986)

Total shareholders’ equity	5,899,179	5,444,079

Total liabilities and shareholders’ equity	$19,025,600	$17,806,059

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$846,362	$788,201
Net investment income	116,023	110,655
Other insurance related income	631	763
Net realized investment gains:
Other-than-temporary impairment (OTTI) losses	(3,909)	(2,155)
Non-credit portion of OTTI losses recognized in other comprehensive income	-	215
Other realized investment gains	18,400	32,084

Total net realized investment gains	14,491	30,144

Total revenues	977,507	929,763

Expenses
Net losses and loss expenses	510,690	1,019,801
Acquisition costs	168,397	135,356
General and administrative expenses	123,652	116,520
Foreign exchange losses	20,447	15,058
Interest expense and financing costs	15,636	15,860

Total expenses	838,822	1,302,595

Income (loss) before income taxes	138,685	(372,832)
Income tax expense	2,848	1,709

Net income (loss)	135,837	(374,541)

Preferred share dividends	9,219	9,219
Loss on repurchase of preferred shares	4,621	-

Net income (loss) available to common shareholders	$121,997	$(383,760)

Per share data
Net income (loss) per common share:
Basic net income (loss)	$0.97	$(3.39)
Diluted net income (loss)	$0.96	$(3.39)
Weighted average number of common shares outstanding - basic	125,782	113,351
Weighted average number of common shares outstanding - diluted	126,668	113,351
Cash dividends declared per common share	$0.24	$0.23

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(in thousands)

Net income (loss)	$135,837	$(374,541)
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains arising during the period	164,413	12,782
Adjustment for re-classification of realized investment gains and OTTI losses recognized in net income	(15,194)	(35,949)

Unrealized gains (losses) arising during the period, net of reclassification adjustment	149,219	(23,167)
Non-credit portion of OTTI losses	-	(215)
Foreign currency translation adjustment	793	1,753

Total other comprehensive income (loss), net of tax	150,012	(21,629)

Comprehensive income (loss)	$285,849	$(396,170)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(in thousands)
Preferred shares - Series A, B, and C
Balance at beginning of period	$500,000	$500,000
Shares issued - Series C	400,000	-
Shares repurchased - Series A	(150,000)	-

Balance at end of period	750,000	500,000

Common shares (par value)
Balance at beginning of period	2,125	1,934
Shares issued	15	24

Balance at end of period	2,140	1,958

Additional paid-in capital
Balance at beginning of period	2,105,386	2,059,708
Shares issued - common shares	998	1,410
Issue costs on newly issued preferred shares	(6,032)	-
Reversal of issue costs on repurchase of preferred shares	4,621	-
Stock options exercised	235	3,417
Share-based compensation expense	12,000	10,447

Balance at end of period	2,117,208	2,074,982

Accumulated other comprehensive income
Balance at beginning of period	128,162	176,821
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	116,096	161,802
Unrealized gains (losses) arising during the period, net of reclassification adjustment	149,219	(23,167)
Non-credit portion of OTTI losses	-	(215)

Balance at end of period	265,315	138,420

Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	13,784	16,829
Foreign currency translation adjustments	793	1,753

Balance at end of period	14,577	18,582

Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(1,718)	(1,810)
Net change in benefit plan assets and obligations recognized in equity	-	-

Balance at end of period	(1,718)	(1,810)

Balance at end of period	278,174	155,192

Retained earnings
Balance at beginning of period	4,155,392	4,267,608
Net income (loss)	135,837	(374,541)
Series A and B preferred share dividends	(9,219)	(9,219)
Loss on repurchase of preferred shares	(4,621)	-
Common share dividends	(31,035)	(30,772)

Balance at end of period	4,246,354	3,853,076

Treasury shares, at cost
Balance at beginning of period	(1,446,986)	(1,381,101)
Shares repurchased for treasury	(47,711)	(14,527)

Balance at end of period	(1,494,697)	(1,395,628)

Total shareholders’ equity	$5,899,179	$5,189,580

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$135,837	$(374,541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized investment gains	(14,491)	(30,144)
Net realized and unrealized gains of other investments	(40,420)	(25,031)
Amortization of fixed maturities	29,749	20,134
Other amortization and depreciation	3,009	3,435
Share-based compensation expense	12,000	10,447
Changes in:
Accrued interest receivable	4,486	2,351
Reinsurance recoverable balances	3,732	(111,231)
Deferred acquisition costs	(140,140)	(139,298)
Prepaid reinsurance premiums	10,688	8,588
Reserve for loss and loss expenses	174,299	981,486
Unearned premiums	510,867	604,652
Insurance and reinsurance balances, net	(511,297)	(560,084)
Other items	(2,778)	(113,075)

Net cash provided by operating activities	175,541	277,689

Cash flows from investing activities:
Purchases of:
Fixed maturities	(4,114,912)	(3,794,801)
Equity securities	(108,848)	(167,697)
Other investments	(50,084)	(45,000)
Short-term investments	(79,398)	(163,980)
Proceeds from the sale of:
Fixed maturities	3,311,446	3,237,485
Equity securities	109,990	32,903
Other investments	20,271	34,222
Short-term investments	132,157	125,041
Proceeds from redemption of fixed maturities	339,436	469,745
Proceeds from redemption of short-term investments	46,970	78,649
Purchase of other assets	(5,491)	(6,388)
Change in restricted cash and cash equivalents	(50,943)	(7,083)

Net cash used in investing activities	(449,406)	(206,904)

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	393,968	-
Repurchase of common shares	(47,711)	(14,527)
Dividends paid - common shares	(32,398)	(29,320)
Dividends paid - preferred shares	(9,219)	(9,219)
Proceeds from issuance of common shares	1,248	4,851

Net cash (used in) provided by financing activities	305,888	(48,215)

Effect of exchange rate changes on foreign currency cash	7,967	11,181

Increase in cash and cash equivalents	39,990	33,751
Cash and cash equivalents - beginning of period	981,849	929,515

Cash and cash equivalents - end of period	$1,021,839	$963,266

Non-cash financing activities:
Repurchase of Class A preferred shares included in other liabilities	$150,000	$-

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at March 31, 2012 and the consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the periods ended March 31, 2012 and 2011 have not been audited. The balance sheet at December 31, 2011 is derived from our audited financial statements.

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

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. Tabular dollar and share amounts are in thousands, except per share amounts.

Significant Accounting Policies

There have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Adoption of New Accounting Standards

Goodwill

Effective January 1, 2012, we prospectively adopted FASB guidance providing entities with the option to perform a qualitative assessment prior to calculating the estimated fair value of a reporting unit, the first step of the required annual goodwill impairment test. Entities able to qualitatively conclude that the fair value of a reporting unit more likely than not (a likelihood of more than 50%) exceeds its carrying amount can bypass the existing requirement to perform the quantitative annual impairment test. This new guidance does not change how the Company measures a goodwill impairment loss; thus, the adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Fair Value Measurement and Disclosures

Effective January 1, 2012, we prospectively adopted FASB guidance amending existing fair value measurement guidance to:

•	clarify principal market determination,

•	address the fair value measurement of instruments with offsetting market or counterparty credit risks,

•	clarify that the “valuation premise” and “highest and best use” concepts are not relevant to financial instruments,

•	limit the application of premiums and discounts,

•	prohibit the use of blockage factors to all three levels of the fair value hierarchy, and

•	expand disclosure requirements.

The adoption of this amended guidance did not impact our results of operations, financial condition or liquidity. The additional disclosures are provided in Note 4 – Fair Value Measurements.

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

2.	SEGMENT INFORMATION

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

The following table summarizes the underwriting results of our reportable segments, as well as and the carrying values of goodwill and intangible assets.

	2012			2011
Three months ended March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$524,678	$1,000,490	$1,525,168	$424,991	$1,123,439	$1,548,430
Net premiums written	378,614	988,572	1,367,186	289,316	1,111,463	1,400,779
Net premiums earned	390,254	456,108	846,362	327,648	460,553	788,201
Other insurance related income	631	-	631	763	-	763
Net losses and loss expenses	(241,724)	(268,966)	(510,690)	(266,633)	(753,168)	(1,019,801)
Acquisition costs	(61,155)	(107,242)	(168,397)	(42,079)	(93,277)	(135,356)
General and administrative expenses	(77,444)	(27,773)	(105,217)	(67,726)	(27,386)	(95,112)

Underwriting income (loss)	$10,562	$52,127	62,689	$(48,027)	$(413,278)	(461,305)

Corporate expenses			(18,435)			(21,408)
Net investment income			116,023			110,655
Net realized investment gains			14,491			30,144
Foreign exchange losses			(20,447)			(15,058)
Interest expense and financing costs			(15,636)			(15,860)

Income (loss) before income taxes			$138,685			$(372,832)

Net loss and loss expense ratio	61.9%	59.0%	60.3%	81.4%	163.5%	129.4%
Acquisition cost ratio	15.7%	23.5%	19.9%	12.8%	20.3%	17.1%
General and administrative expense ratio	19.9%	6.1%	14.6%	20.7%	5.9%	14.8%

Combined ratio	97.5%	88.6%	94.8%	114.9%	189.7%	161.3%

Goodwill and intangible assets	$99,439	$-	$99,439	$102,847	$-	$102,847

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)	Fixed Maturities and Equity Securities

The amortized cost or cost and fair values of our fixed maturities and equity securities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At March 31, 2012
Fixed maturities
U.S. government and agency	$1,236,263	$3,116	$(2,748)	$1,236,631	$-
Non-U.S. government	1,056,201	15,065	(6,811)	1,064,455	-
Corporate debt	3,687,513	114,270	(16,463)	3,785,320	-
Agency RMBS(1)	2,750,017	64,536	(2,455)	2,812,098	-
CMBS(2)	423,012	17,917	(242)	440,687	-
Non-Agency RMBS	159,899	1,827	(6,521)	155,205	(880)
ABS(3)	804,490	8,013	(10,463)	802,040	-
Municipals(4)	1,097,317	47,393	(503)	1,144,207	-

Total fixed maturities	$11,214,712	$272,137	$(46,206)	$11,440,643	$(880)

Equity securities
Common stocks	$381,596	$57,744	$(6,528)	$432,812
Exchange-traded funds	226,902	7,209	(7,824)	226,287
Foreign bond mutual funds	95,440	2,499	-	97,939

Total equity securities	$703,938	$67,452	$(14,352)	$757,038

At December 31, 2011
Fixed maturities
U.S. government and agency	$1,142,732	$5,669	$(134)	$1,148,267	$-
Non-U.S. government	1,241,664	7,359	(36,572)	1,212,451	-
Corporate debt	3,581,320	85,766	(57,495)	3,609,591	-
Agency RMBS(1)	2,568,053	69,073	(492)	2,636,634	-
CMBS(2)	298,138	14,816	(263)	312,691	-
Non-Agency RMBS	177,529	1,431	(13,247)	165,713	(1,120)
ABS(3)	639,949	7,094	(15,001)	632,042	-
Municipals(4)	1,171,953	52,438	(1,680)	1,222,711	-

Total fixed maturities	$10,821,338	$243,646	$(124,884)	$10,940,100	$(1,120)

Equity securities
Common stocks	$341,603	$25,143	$(19,291)	$347,455
Exchange-traded funds	239,411	77	(25,507)	213,981
Foreign bond mutual funds	118,552	-	(2,428)	116,124

Total equity securities	$699,566	$25,220	$(47,226)	$677,560

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.
(2)	Commercial mortgage-backed securities (CMBS).
(3)	Asset-backed securities (ABS) include debt tranched securities collateralized primarily by auto loans, student loans, credit cards, and other asset types. This asset class also includes an insignificant position in collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs).
(4)	Municipals include bonds issued by states, municipalities and political subdivisions.
(5)	Represents the non-credit component of the other-than-temporary impairment (OTTI) losses, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

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

	Amortized Cost	Fair Value	% of Total Fair Value
At March 31, 2012
Maturity
Due in one year or less	$500,062	$501,131	4.4%
Due after one year through five years	4,681,361	4,749,326	41.4%
Due after five years through ten years	1,762,801	1,842,509	16.1%
Due after ten years	133,070	137,647	1.2%

	7,077,294	7,230,613	63.1%
Agency RMBS	2,750,017	2,812,098	24.6%
CMBS	423,012	440,687	3.9%
Non-Agency RMBS	159,899	155,205	1.4%
ABS	804,490	802,040	7.0%

Total	$11,214,712	$11,440,643	100.0%

At December 31, 2011
Maturity
Due in one year or less	$543,100	$539,009	4.9%
Due after one year through five years	4,694,832	4,685,866	42.8%
Due after five years through ten years	1,779,811	1,845,054	16.9%
Due after ten years	119,926	123,091	1.1%

	7,137,669	7,193,020	65.7%
Agency RMBS	2,568,053	2,636,634	24.1%
CMBS	298,138	312,691	2.9%
Non-Agency RMBS	177,529	165,713	1.5%
ABS	639,949	632,042	5.8%

Total	$10,821,338	$10,940,100	100.0%

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses

The following tables summarize fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

At March 31, 2012
Fixed maturities
U.S. government and agency	$-	$-	$797,097	$(2,748)	$797,097	$(2,748)
Non-U.S. government	-	-	352,331	(6,811)	352,331	(6,811)
Corporate debt	30,461	(911)	862,305	(15,552)	892,766	(16,463)
Agency RMBS	-	-	604,392	(2,455)	604,392	(2,455)
CMBS	1,956	(52)	58,519	(190)	60,475	(242)
Non-Agency RMBS	40,847	(4,323)	38,443	(2,198)	79,290	(6,521)
ABS	69,862	(8,172)	181,695	(2,291)	251,557	(10,463)
Municipals	2,342	(71)	49,626	(432)	51,968	(503)

Total fixed maturities	$145,468	$(13,529)	$2,944,408	$(32,677)	$3,089,876	$(46,206)

Equity securities
Common stocks	$6,027	$(1,603)	$64,520	$(4,925)	$70,547	$(6,528)
Exchange-traded funds	-	-	77,589	(7,824)	77,589	(7,824)
Foreign bond mutual funds	-	-	-	-	-	-

Total equity securities	$6,027	$(1,603)	$142,109	$(12,749)	$148,136	$(14,352)

At December 31, 2011
Fixed maturities
U.S. government and agency	$-	$-	$233,816	$(134)	$233,816	$(134)
Non-U.S. government	-	-	786,034	(36,572)	786,034	(36,572)
Corporate debt	54,843	(2,437)	1,228,479	(55,058)	1,283,322	(57,495)
Agency RMBS	-	-	105,059	(492)	105,059	(492)
CMBS	5,155	(17)	11,243	(246)	16,398	(263)
Non-Agency RMBS	43,348	(8,127)	85,053	(5,120)	128,401	(13,247)
ABS	65,096	(9,497)	201,569	(5,504)	266,665	(15,001)
Municipals	8,450	(1,467)	38,590	(213)	47,040	(1,680)

Total fixed maturities	$176,892	$(21,545)	$2,689,843	$(103,339)	$2,866,735	$(124,884)

Equity securities
Common stocks	$4,445	$(2,105)	$124,481	$(17,186)	$128,926	$(19,291)
Exchange-traded funds	-	-	212,050	(25,507)	212,050	(25,507)
Foreign bond mutual funds	-	-	116,124	(2,428)	116,124	(2,428)

Total equity securities	$4,445	$(2,105)	$452,655	$(45,121)	$457,100	$(47,226)

Fixed Maturities

At March 31, 2012, 662 fixed maturities (2011: 791) were in an unrealized loss position of $46 million (2011: $125 million) of which $8 million (2011: $18 million) of this balance was related to securities below investment grade or not rated.

At March 31, 2012, 121 (2011: 138) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $145 million (2011: $177 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily depressed at March 31, 2012, and are expected to recover in value as the securities approach maturity. Further, at March 31, 2012, we did not intend to sell these securities in an unrealized

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At March 31, 2012, 109 securities (2011: 128) were in an unrealized loss position of $14 million (2011: $47 million).

At March 31, 2012, 17 (2011: 10) securities have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $6 million (2011: $4 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at March 31, 2012.

b)	Other Investments

The following tables provide a breakdown of our investments in hedge and credit funds and CLO equity tranched securities (CLO Equities), together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At March 31, 2012
Long/short equity funds	$283,749	37%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	238,522	31%	Quarterly, Semi-annually	60-95 days
Event-driven funds	124,084	16%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	62,290	8%	Quarterly	65 days
CLO - Equities	60,909	8%	n/a	n/a

Total other investments	$769,554	100%

At December 31, 2011
Multi-strategy funds	$230,750	33%	Quarterly, Semi-annually	60-95 days
Long/short equity funds	214,498	31%	Quarterly, Semi-annually	30-60 days
Event-driven funds	118,380	17%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	69,132	10%	Quarterly	65 days
CLO - Equities	66,560	9%	n/a	n/a

Total other investments	$699,320	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

•

Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.

•	Event-driven funds: Seek to achieve attractive returns by exploiting situations where announced or anticipated events create opportunities.

•	Leveraged bank loan funds: Seek to achieve attractive returns by investing primarily in bank loan collateral that has limited interest rate risk exposure.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Two common redemption restrictions which may impact our ability to redeem our hedge and credit funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2012 and 2011, neither of these restrictions impacted our redemption requests. At March 31, 2012, $101 million (2011: $90 million) of our long/short equity funds, representing 13% (2011: 13%) of our total other investments, relate to holdings where we are still within the lockup period. The expiries of these lockup periods range from June, 2012 to September, 2014. No other category contains investments currently subject to lockup.

At March 31, 2012, $37 million (2011: $45 million) of our hedge and credit fund investments were invested in funds that are not accepting redemption requests. Of this amount, 82% relates to a leveraged bank loan fund in a period of planned principal distributions which has a target completion date in late 2013 and, based on current market conditions and payments made to date, management expects this target date to be met. The remainder primarily relates to funds that entered liquidation or had their assets side pocketed as a result of the credit crisis which began in late 2008. For these funds, management is currently unable to estimate when those funds will be distributed.

At March 31, 2012, and 2011, we have no unfunded commitments relating to our investments in hedge and credit funds.

c)	Net Investment Income

Net investment income was derived from the following sources:

Three months ended March 31,	2012	2011

Fixed maturities	$79,637	$88,581
Other investments	40,420	25,311
Cash and cash equivalents	1,608	2,153
Equity securities	1,110	824
Short-term investments	154	387

Gross investment income	122,929	117,256
Investment expenses	(6,906)	(6,601)

Net investment income	$116,023	$110,655

d)	Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

Three months ended March 31,	2012	2011

Gross realized gains	$68,246	$76,332
Gross realized losses	(45,911)	(38,413)
Net OTTI recognized in earnings	(3,909)	(1,940)

Net realized gains on fixed maturities and equity securities	18,426	35,979
Change in fair value of investment derivatives(1)	(5,882)	(9,100)
Fair value hedges(1)	1,947	3,265

Net realized investment gains	$14,491	$30,144

(1) Refer to Note 5 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

Three months ended March 31,	2012	2011

Fixed maturities:
Corporate debt	$105	$1,026
Non-Agency RMBS	1,208	370
ABS	180	61
Municipals	-	483

	1,493	1,940
Equity securities	2,416	-

Total OTTI recognized in earnings	$3,909	$1,940

The following table provides a roll forward of the credit losses, (“credit loss table”), before income taxes, for which a portion of the OTTI was recognized in AOCI:

Three months ended March 31,	2012	2011

Balance at beginning of period	$2,061	$57,498
Credit impairments recognized on securities not previously impaired	-	-
Additional credit impairments recognized on securities previously impaired	-	-
Change in timing of future cash flows on securities previously impaired	-	(101)
Intent to sell of securities previously impaired	-	-
Securities sold/redeemed/matured	(14)	(48,022)

Balance at end of period	$2,047	$9,375

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS

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

Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This may lead us to change the selection of our valuation technique (from market to cash flow approach) or may cause us to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance could cause an instrument to be reclassified between levels within the fair value hierarchy.

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

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our corporate debt securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3 and consisted of private corporate debt securities at March 31, 2012.

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

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and CLO Debt originated by a variety of financial institutions. Similarly to MBS, the fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers or use a discounted cash flow model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are priced within Level 3 at March 31, 2012.

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

redemption restrictions (see Note 3 for further details) that prevent us from redeeming in the near term and therefore we have classified these investments as Level 3.

At March 31, 2012, the CLO – Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (internal discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

Short-Term Investments

Short-term investments primarily comprise highly liquid securities with maturities greater than three months but less than one year from the date of purchase. These securities are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.

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

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At March 31, 2012
Assets
Fixed maturities
U.S. government and agency	$823,424	$413,207	$-	$1,236,631
Non-U.S. government	-	1,064,455	-	1,064,455
Corporate debt	-	3,783,770	1,550	3,785,320
Agency RMBS	-	2,812,098	-	2,812,098
CMBS	-	440,687	-	440,687
Non-Agency RMBS	-	155,205	-	155,205
ABS	-	751,625	50,415	802,040
Municipals	-	1,144,207	-	1,144,207

	823,424	10,565,254	51,965	11,440,643
Equity securities
Common stocks	432,812	-	-	432,812
Exchange-traded funds	226,287	-	-	226,287
Foreign bond mutual funds	-	97,939	-	97,939

	659,099	97,939	-	757,038
Other investments
Hedge funds	-	311,746	314,601	626,347
Credit funds	-	32,114	50,184	82,298
CLO-Equities	-	-	60,909	60,909

	-	343,860	425,694	769,554
Short-term investments	-	50,264	-	50,264
Other assets (see Note 5)	-	6,961	-	6,961

Total	$1,482,523	$11,064,278	$477,659	$13,024,460

Liabilities
Other liabilities (see Note 5)	$-	$7,525	$-	$7,525

At December 31, 2011
Assets
Fixed maturities
U.S. government and agency	$765,519	$382,748	$-	$1,148,267
Non-U.S. government	-	1,212,451	-	1,212,451
Corporate debt	-	3,608,041	1,550	3,609,591
Agency RMBS	-	2,636,634	-	2,636,634
CMBS	-	312,691	-	312,691
Non-Agency RMBS	-	165,713	-	165,713
ABS	-	582,714	49,328	632,042
Municipals	-	1,222,711	-	1,222,711

	765,519	10,123,703	50,878	10,940,100
Equity securities
Common stocks	347,455	-	-	347,455
Exchange-traded funds	213,981	-	-	213,981
Foreign bond mutual funds	-	116,124	-	116,124

	561,436	116,124	-	677,560
Other investments
Hedge funds	-	248,208	296,101	544,309
Credit funds	-	38,308	50,143	88,451
CLO-Equities	-	-	66,560	66,560

	-	286,516	412,804	699,320
Short-term investments	-	149,909	-	149,909
Other assets (see Note 5)	-	38,175	-	38,175

Total	$1,326,955	$10,714,427	$463,682	$12,505,064

Liabilities
Other liabilities (see Note 5)	$-	$2,035	$-	$2,035

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2012 and 2011, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds and credit funds priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at March 31, 2012 for our investments classified as Level 3 in the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

ABS - CLO Debt	$48,744	Discounted cash flow	Credit spreads	5.9% - 7.7%	6.4%
			Illiquidity discount (1)	5.0% - 20.0%	8.7%

Other investments -	$60,909	Discounted cash flow	Default rates	4.0% - 5.0%	4.3%
CLO - Equities			Loss severity rate	53.5%	53.5%
			Collateral spreads	2.6% - 4.2%	3.2%
			Estimated maturity dates	2.3 - 6.5 years	5.3 years

(1)	Judgmentally determined based on limited trades of similar securities observed in the secondary markets.

ABS where fair value is estimated through the use of a discounted cash flow model (income approach) is limited to our holdings of CLO Debt. These securities represent primarily holdings of investment-grade debt tranches within collateralized loan obligations with underlying collateral of loans originated primarily by U.S. corporations. For estimating the fair values of the CLO Debt securities, in the absence of actively trading secondary markets for these securities, we discount the estimated cash flows based on current credit spreads for similar securities, derived from observable offer prices. As these securities are thinly traded in the secondary markets, we apply an illiquidity discount to these discounted cash flows in developing our estimate of fair value. Significant increases (decreases) in either of the significant unobservable inputs (credit spread, illiquidity discount) in isolation would result in lower (higher) fair value estimates for our CLO Debt. The interrelationship between these inputs is insignificant. These inputs are updated on a quarterly basis and the reasonableness of the resulting prices is assessed through a comparison to observable offer prices for similar securities.

The CLO – Equities market continues to be mostly inactive with only a small number of transactions being observed in the market and fewer still involving transactions in our CLO – Equities. Accordingly, we continue to rely on the use of our internal discounted cash flow model (income approach) to estimate fair value of CLO – Equities. Of the significant inputs into this model, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO – Equities is most sensitive. A significant increase (decrease) in either of these significant inputs in isolation would result in lower (higher) fair value estimates for our CLO – Equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions.

On a quarterly basis, our valuation processes for both CLO Debt and CLO – Equities include a review of the underlying cash flows and key assumptions used in the discounted cash flow models. We review and update the above significant unobservable inputs based on data obtained from secondary markets, including from the managers of the CLOs we hold, as well as actual default and loss severity experienced to date for our CLO securities. We also take into consideration any recent credit downgrades on our CLOs. Additionally, we adjust the estimated maturities for CLO – Equities when there is a significant change in the maturities of the underlying loan portfolios.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Three months ended March 31, 2012
Fixed maturities
Corporate debt	$1,550	$-	$-	$-	$-	$-	$-	$-	$1,550	$-
Non-Agency RMBS	-	-	-	-	-	-	-	-	-	-
ABS	49,328	-	-	-	1,263	-	-	(176)	50,415	-

	50,878	-	-	-	1,263	-	-	(176)	51,965	-
Other investments
Hedge funds	296,101	-	-	18,502	-	-	-	-	314,603	18,502
Credit funds	50,143	-	-	3,030	-	-	-	(2,990)	50,183	3,030
CLO-Equities	66,560	-	-	3,389	-	-	-	(9,041)	60,908	3,389

	412,804	-	-	24,921	-	-	-	(12,031)	425,694	24,921

Total assets	$463,682	$-	$-	$24,921	$1,263	$-	$-	$(12,207)	$477,659	$24,921

Three months ended March 31, 2011
Fixed maturities
Corporate debt	$1,550	$-	$-	$-	$-	$-	$-	$-	$1,550	$-
Non-Agency RMBS	19,678	-	(7,509)	-	54	-	-	(617)	11,606	-
ABS	43,178	-	-	-	-	-	-	-	43,178	-

	64,406	-	(7,509)	-	54	-	-	(617)	56,334	-
Other investments
Hedge funds	358,277	-	-	7,952	-	45,000	(21,585)	-	389,644	7,952
Credit funds	104,756	-	-	4,929	-	-	(5,478)	-	104,207	5,161
CLO-Equities	56,263	-	-	12,150	-	-	-	(8,151)	60,262	12,150

	519,296	-	-	25,031	-	45,000	(27,063)	(8,151)	554,113	25,263

Total assets	$583,702	$-	$(7,509)	$25,031	$54	$45,000	$(27,063)	$(8,768)	$610,447	$25,263

(1)	Gains and losses included in earnings on fixed maturities are included in net realized investment gains (losses). Gains and (losses) included in earnings on other investments are included in net investment income.
(2)	Gains and losses included in other comprehensive income (“OCI”) on fixed maturities are included in unrealized gains (losses) arising during the period.
(3)	Change in unrealized investment gain/(loss) relating to assets held at the reporting date.

Transfers into Level 3 from Level 2

There were no transfers into Level 3 during the three months ended March 31, 2012 and 2011.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 in the three months ended March 31, 2011 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers as a result of the return of liquidity in the credit markets. There were no such transfers during the quarter ended March 31, 2012.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and other liabilities approximated their fair values at March 31, 2012, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At March 31, 2012, our senior notes are recorded at amortized cost with a carrying value of $995 million (2011: $995 million) and have a fair value of $1,066 million (2011: $1,039 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

5.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

	March 31, 2012			December 31, 2011
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives designated as hedging instruments
Foreign exchange forward contracts	$323,431	$-	$1,575	$540,176	$16,519	$-
Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	328,001	2,349	4,393	287,711	7,012	1,783

Relating to underwriting portfolio:
Foreign exchange forward contracts	$753,257	4,612	1,557	$955,728	14,644	252

Total derivatives		$6,961	$7,525		$38,175	$2,035

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

Fair Value Hedges

We entered into foreign exchange forward contracts to hedge the foreign currency exposure of certain available for sale fixed maturity portfolios denominated in euros. The hedges were designated and qualified as fair value hedges, resulting in the net impact of the hedges recognized in net realized investment gains (losses).

The following table provides the total impact on earnings relating to foreign exchange forward contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Three months ended March 31,	2012	2011

Foreign exchange forward contracts	$(10,568)	$(30,481)
Hedged investment portfolio	12,515	33,746

Hedge ineffectiveness recognized in earnings	$1,947	$3,265

Derivative Instruments not Designated as Hedging Instruments

a) Relating to Investment Portfolio

Within our investment portfolio we are exposed to foreign currency risk. Accordingly, the fair values for our investment portfolio are partially influenced by the change in foreign exchange rates. We may enter into foreign exchange forward contracts to manage the effect of this currency risk. These foreign currency hedging activities are not designated as specific hedges for financial reporting purposes.

In addition, our external equity investment managers have the discretion to hold foreign currency exposures as part of their total return strategy.

The increase in the notional amount of investment-related derivatives since December 31, 2011 was consistent with an increase in the carrying value of Australian dollar and euro-denominated fixed maturities being hedged.

b) Relating to Underwriting Portfolio

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

The decrease in the notional amount of underwriting related derivatives since December 31, 2011, was primarily due to settlement of our foreign denominated liabilities relating to the catastrophe losses incurred from the New Zealand and Japanese earthquakes.

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized	Three months ended March 31,
	in Income on Derivative	2012	2011

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$(5,882)	$(9,100)

Relating to underwriting portfolio:
Currency collar options	Foreign exchange gains (losses)	-	697
Foreign exchange forward contracts	Foreign exchange gains (losses)	13,454	(3,004)

Total		$7,572	$(11,407)

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table shows a reconciliation of our beginning and ending gross unpaid losses and loss expenses for the periods indicated:

Three months ended March 31,	2012	2011

Gross reserve for losses and loss expenses, beginning of period	$8,425,045	$7,032,375
Less reinsurance recoverable on unpaid losses, beginning of period	(1,736,823)	(1,540,633)

Net reserve for losses and loss expenses, beginning of period	6,688,222	5,491,742

Net incurred losses related to:
Current year	555,922	1,069,505
Prior years	(45,232)	(49,704)

	510,690	1,019,801

Net paid losses related to:
Current year	(23,215)	(13,640)
Prior years	(381,762)	(213,147)

	(404,977)	(226,787)

Foreign exchange and other	66,039	62,690

Net reserve for losses and loss expenses, end of period	6,859,974	6,347,446
Reinsurance recoverable on unpaid losses, end of period	1,739,370	1,666,415

Gross reserve for losses and loss expenses, end of period	$8,599,344	$8,013,861

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. During the three months ended March, 2011, we recognized aggregate net loss and loss expenses $581 million in relation to the Japanese earthquake and tsunami, the Christchurch, New Zealand earthquake and Australian weather events.

Natural catastrophe activity was notably high in the 2011 calendar year, in terms of both frequency and severity, and our results for that year were impacted by numerous events, including: the Japanese earthquake and tsunami; two significant earthquakes near Christchurch, New Zealand; Australian weather events, including severe flooding and the landfall of Cyclone Yasi; a series of severe storms in several regions of the U.S. during April and May, certain of which spawned tornadoes; flooding across a widespread area of Thailand; a cloudburst in Denmark; Hurricane Irene; and Tropical Storm Lee. We derive our estimated net losses in relation to catastrophe events such as these from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. We also consider current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters.

During the three months ended March 31, 2012, we continued to monitor paid and incurred loss development for catastrophe events of prior years and updated our estimates of ultimate losses accordingly; in the aggregate, there was no material change during the quarter. We caution, however, that the magnitude and complexity of losses arising from certain of these events, in particular the Japanese earthquake and tsunami, the New Zealand earthquakes and the Thai floods, inherently increase the level of uncertainty and, therefore, the amount of management judgment involved in arriving at our estimates. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

Net losses and loss expenses incurred include net favorable prior year reserve development of $45 million and $50 million for the three months ended March 31, 2012 and 2011, respectively. Prior year reserve development arises from changes to loss estimates recognized in the current year that relate to losses incurred in previous calendar years.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The following table summarizes net favorable reserve development by segment:

Three months ended March 31,	2012	2011

Insurance	$14,897	$14,728
Reinsurance	30,335	34,976

Total	$45,232	$49,704

Overall, a large portion of the net favorable year period reserve development in both 2012 and 2011 was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short-tail exposures, contributed $19 million and $38 million of the total net favorable reserve development in the first quarters of 2012 and 2011, respectively. The favorable development on these lines of business primarily reflected the recognition of better than expected loss emergence.

Approximately $24 million and $16 million of the net favorable reserve development in the first quarter of 2012 and 2011, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our estimation of ultimate loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks.

7.	SHARE-BASED COMPENSATION

Restricted Stock

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the three months ended March 31, 2012:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	3,816	$32.69
Granted	1,828	31.51
Vested	(1,208)	31.98
Forfeited	(12)	32.64

Nonvested restricted stock - end of period	4,424	$32.32

For the three months ended March 31, 2012, we incurred share-based compensation costs of $12 million (2011: $10 million) and recorded tax benefits thereon of $2 million (2011: $2 million). The fair value of shares vested during the three months ended March 31, 2012 was $39 million (2011: $62 million). At March 31, 2012 there were $131 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 3.0 years.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings (loss) per common share:

At and for the three months ended March 31,	2012	2011
Basic earnings (loss) per common share
Net income (loss)	$135,837	$(374,541)
Preferred share dividends	9,219	9,219
Loss on repurchase of preferred shares	4,621	-

Net income (loss) available to common shareholders	121,997	(383,760)

Weighted average common shares outstanding	125,782	113,351

Basic earnings (loss) per common share	$0.97	$(3.39)

Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$121,997	$(383,760)

Weighted average common shares outstanding - basic	125,782	113,351
Stock compensation plans	886	-

Weighted average common shares outstanding - diluted	126,668	113,351

Diluted earnings (loss) per common share	$0.96	$(3.39)

For the three months ended March 31, 2012, 1,901,575 shares for stock compensation plans were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. Due to the loss for the same period in 2011, all share equivalents were anti-dilutive and were excluded from the computation.

9.	SHAREHOLDERS’ EQUITY

a)	Preferred Shares

On March 19, 2012, we issued $400 million of 6.875% Series C Preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the shares on or after April 15, 2017 at a redemption price of $25.00 per share. Dividends on the Series C Preferred shares are non-cumulative. Consequently, if the board of directors does not authorize and declare a dividend for any period, holders of the Series C Preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of the Series C Preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on July 15, 2012, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum.

The holders of the Series C Preferred shares, as well as our previously issued Series A and B preferred shares, have no voting rights other than the right to elect a specified number of directors if preferred share dividends are not declared and paid for a specified period.

On March 19, 2012, we issued an irrevocable notice of redemption for 6,000,000 of our 7.25% Series A Preferred shares, representing $150 million in aggregate liquidation preference, at a price equal to the liquidation preference without accumulation of any undeclared dividends. In connection with this notice, we recognized a $5 million loss on redemption (calculated as the difference between the redemption price and the carrying value of the Series A Preferred shares redeemed), which was recognized as a reduction in determining our net income available to common shareholders. This redemption closed on April 18, 2012; accordingly, the associated redemption proceeds are reflected in other liabilities in our Consolidated Balance Sheets. Following this redemption, 4,000,000 Series A Preferred Shares, representing $100 million in aggregate liquidation preference, remain outstanding.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS’ EQUITY (CONTINUED)

b)	Common shares

The following table presents our common shares issued and outstanding:

Three months ended March 31,	2012	2011

Shares issued, balance at beginning of period	170,159	154,912
Shares issued	1,249	1,908

Total shares issued at end of period	171,408	156,820

Treasury shares, balance at beginning of period	(44,571)	(42,519)
Shares repurchased	(1,472)	(399)

Total treasury shares at end of period	(46,043)	(42,918)

Total shares outstanding	125,365	113,902

c)	Treasury Shares

The following table presents our share repurchases, which are held in treasury:

Three months ended March 31,	2012	2011
In the open market:
Total shares	1,197	-
Total cost	$38,756	$-

Average price per share(1)	$32.38	$-

From employees:
Total shares	275	399
Total cost	$8,955	$14,527

Average price per share(1)	$32.52	$36.43

Total
Total shares	1,472	399
Total cost	$47,711	$14,527

Average price per share(1)	$32.41	$36.43

(1)	Calculated using whole figures.

AXIS CAPITAL HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	COMMITMENTS AND CONTINGENCIES

a)	Legal Proceedings

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

Except as noted below, we are not a party to any material legal proceedings arising outside the ordinary course of business.

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We continued to believe that the lawsuit was completely without merit and on that basis vigorously defended the filed action. However, for the sole purpose of avoiding additional litigation costs, we reached an agreement in principle with plaintiffs during the first quarter of 2011 to settle all claims and causes of action in this matter for an immaterial amount. On March 30, 2012, the District Court issued the final settlement order, and this matter is now closed.

b)	Dividends for Common Shares and Preferred Shares

On March 1, 2012, our Board of Directors declared a dividend of $0.24 per common share to shareholders of record at the close of business on March 30, 2012 and payable on April 16, 2012. The Board of Directors also declared a dividend of $0.453125 per Series A 7.25% Preferred Share and a dividend of $1.875 per Series B 7.50% Preferred Share. The Series A Preferred Share dividend is payable on April 16, 2012 to shareholders of record at the close of business on March 30, 2012 and the Series B Preferred Share dividend is payable on June 1, 2012 to shareholders of record at the close of business on May 15, 2012.

c)	Reinsurance Purchase Commitment

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at March 31, 2012, we have an outstanding reinsurance purchase commitment of $31 million.

11.	SUBSEQUENT EVENT

On April 10, 2012, we completed a cash tender offer for any and all of our outstanding 7.50% Series B Preferred shares, par value $0.0125 per share, at a price of $102.81 per share. As a result, we purchased 2,461,150 Series B Preferred shares, for approximately $253 million. In connection with this tender offer, we will recognize a $9 million loss on redemption (calculated as the difference between the redemption price and the carrying value of the Series B Preferred shares redeemed) in determining our second quarter 2012 net income available to common shareholders. Following the completion of the tender offer, 38,850 Series B Preferred shares, representing $4 million in aggregate liquidation preference, remain outstanding. We may redeem these shares on or after December 1, 2015, at a redemption price of $100.00 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2012 FINANCIAL HIGHLIGHTS

First Quarter 2012 Consolidated Results of Operations

•	Net income available to common shareholders of $122 million, or $0.97 per share basic and $0.96 diluted

•	Operating income of $136 million, or $1.07 per diluted share(1)

•	Gross premiums written of $1.5 billion

•	Net premiums written of $1.4 billion

•	Net premiums earned of $846 million

•	Net favorable prior year reserve development of $45 million, pre-tax

•	Underwriting income of $63 million and combined ratio of 94.8%

•	Net investment income of $116 million

•	Net realized investment gains of $14 million

First Quarter 2012 Consolidated Financial Condition

•	Total cash and investments of $14.2 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•

$9.4 billion, or 66%, of our cash and investment portfolio invested in investment-grade, short-term and intermediate-maturity fixed income holdings (excluding restricted investments), where cash proceeds from sales are expected to be available within one to three business days under normal market conditions

•	Total assets of $19.0 billion

•	Reserve for losses and loss expenses of $8.6 billion and reinsurance recoverable of $1.8 billion

•	Total debt of $995 million and a debt to total capital ratio of 14.4%

•	Repurchased 1.5 million common shares for total cost of $48 million; remaining authorization under the repurchase program approved by our Board of Directors of $505 million at April 26, 2012

•

Issuance of $400 million of 6.875% Series C preferred shares, in conjunction with the notice of redemption for $150 million of 7.25% Series A preferred shares and a tender offer for 7.50% Series B preferred shares, which resulted in a $246 million repurchase on April 10, 2012

•	Common shareholders’ equity of $5.1 billion; diluted book value per common share of $39.53

(1)	Operating income (loss) is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income (loss) available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada, Australia and Latin America. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Reinsurance.

Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We manage a book of business diversified both geographically and by product line. We seek to provide high-quality products and services to our clients, while maintaining profitability and generating superior returns on equity over the underwriting cycle. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. Our execution on this strategy in the first three months of 2012 included:

•	the continuing growth of our new accident & health line, focused on specialty accident and health products; and

•	taking advantage of rate increases and select opportunities for premium growth in our insurance segment.

In addition, during the first quarter of 2012 we effectively lowered the future dividend rate on our preferred equity. This was achieved via the issuance of $400 million of 6.875% Series C shares, in conjunction with notice of redemption for $150 million of our 7.25% Series A preferred shares and a tender offer for our 7.50% Series B preferred shares, which resulted in a $246 million repurchase on April 10, 2012.

Results of Operations

Three months ended March 31,	2012	% Change	2011
Underwriting income (loss):
Insurance	$10,562	nm	$(48,027)
Reinsurance	52,127	nm	(413,278)
Net investment income	116,023	5%	110,655
Net realized investment gains	14,491	(52%)	30,144
Other expenses, net	(57,366)	6%	(54,035)

Net income (loss)	135,837	nm	(374,541)
Preferred share dividends	(9,219)	-	(9,219)
Loss on repurchase of preferred shares	(4,621)	-	-

Net income (loss) available to common shareholders	$121,997	nm	$(383,760)

Operating income (loss)	$135,734	nm	$(398,866)

nm – not meaningful

Underwriting Results

We recognized total underwriting income of $63 million for the first quarter of 2012, compared with an underwriting loss of $461 million for the first quarter of 2011. The primary driver of the difference was a significantly lower level of natural catastrophe-related losses. During the first quarter of 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $577 million for the Japanese earthquake and tsunami, the February earthquake near Christchurch, New Zealand (“New Zealand II”) and Australian floods/Cyclone Yasi.

Our insurance segment’s first quarter 2011 underwriting loss included pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) of $50 million in relation to the natural catastrophe events noted above. First quarter 2012 underwriting results also improved due to growth in net premiums earned, driven by the expansion of our business over the past year; however, this was partially offset by commensurate growth in acquisition costs and general and administrative expenses. In addition, first quarter 2012 underwriting income benefited from a comparatively lower current accident year loss ratio, driven by a lower level of large loss activity, as well as rate and business mix changes.

The $465 million improvement in the reinsurance segment’s underwriting result for the quarter was primarily attributable to the significantly lower level of natural catastrophe-related losses described above; associated pre-tax net losses for the segment (net of related reinstatement and accelerated premiums) were $527 million for the first quarter of 2011. Exclusive of these catastrophe losses, the segment’s current accident year loss ratio was higher in the first quarter of 2012 as a result of higher attritional loss ratios for property-related and credit and bond lines of business and business mix changes. An increase in acquisition costs also contributed to variance in underwriting results between quarters.

Net Investment Income

The $5 million increase in net investment income compared to the first quarter of 2011 was driven by a $15 million increase in income from our alternative investment portfolio (“other investments”), primarily resulting from improved returns on our hedge funds reflective of global equity market gains. This was partially offset by a reduction in income from our fixed maturity portfolio, driven by lower reinvestment yields.

Net Realized Investment Gains

During each period presented, we realized investment-related gains on sale, reflective of changes in fixed income allocations.

Other (Expenses) Revenues, Net

The increase in net other expenses for the quarter was primarily due to foreign exchange rate movements; appreciation in the euro against the U.S. dollar drove foreign exchange losses on the remeasurement of our net insurance-related liabilities during both quarters, although the impact was $5 million greater in the first quarter of 2012.

Loss on Repurchase of Preferred Shares

In conjunction with effective reduction of the dividend rate on our preferred equity base previously discussed, we issued an irrevocable notice of redemption for $150 million of our 7.25% Series A preferred shares. As a result, the proportionate share of issue costs were written-off and resulted in the recognition of a $5 million dollar loss in arriving at net income available to common shareholders. As these issue costs were recognized in shareholders’ equity when the Series A shares were originally issued, the recognition of this loss during the first quarter of 2012 did not impact book value. Refer to Item 1, Note 9 to the Consolidated Financial Statements for further details.

Outlook

Pricing improvements are visible in many of our lines and geographies and we remain hopeful that the industry is progressing through the early stages of a cycle change. Broadly, the current rate environment has not improved sufficiently to warrant a dramatic increase in our underwriting activity. However, we will continue evaluate market conditions and opportunistically pursue the business we consider most attractive.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Three months ended and at March 31,	2012	2011

ROACE (annualized)(1)	9.7%	(31.3%	)
Operating ROACE (annualized)(2)	10.8%	(32.5%	)
DBV per common share(3)	$39.53	$35.69
Cash dividends declared per common share	$0.24	$0.23

(1)	Return on average common equity (“ROACE”) is calculated by dividing annualized net income (loss) available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.
(2)	Operating ROACE is calculated by dividing annualized operating income (loss) for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to the nearest GAAP financial measure (ROACE).
(3)	Diluted book value (“DBV”) represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method.

Return on Equity

Our underwriting loss, driven by catastrophe-related losses, was the primary driver of the negative operating ROACE for the first quarter of 2011. A comparative absence of significant catastrophe activity, as well as an increase in net investment income, contributed to an improved return in 2012; however, this was partially offset by a reduction in net favorable prior year reserve development.

In addition to the changes noted above for operating ROACE, ROACE also includes net realized investment gains, foreign exchange losses and the loss on repurchase of preferred shares. Foreign exchange losses exceeded net realized investment gains by $6 million in the first quarter of 2012; in contrast, net realized investment gains exceeded foreign exchange losses by $15 million in the first quarter of 2011. Combined with the non-recurring loss on repurchase of preferred shares in the three months ended March 31, 2012, these items explain the variances between ROACE and operating ROACE.

Diluted book value per common share

Our DBV per common share increased 11% from that of a year ago, primarily reflective the generation of $515 million in net income available to common shareholders over the past twelve months. The execution of common share repurchases at a discount to book value in the most recent two quarters also contributed to diluted book value growth.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

Three months ended March 31,	2012	% Change	2011
Revenues:
Gross premiums written	$1,525,168	(2%)	$1,548,430
Net premiums written	1,367,186	(2%)	1,400,779
Net premiums earned	846,362	7%	788,201
Other insurance related income	631		763
Expenses:
Current year net losses and loss expenses	(555,922)		(1,069,505)
Prior year reserve development	45,232		49,704
Acquisition costs	(168,397)		(135,356)
General and administrative expenses	(105,217)		(95,112)

Underwriting income (loss)(1)	$62,689	nm	$(461,305)

nm – not meaningful

(1)	Refer to Item 1, Note 2 to the Consolidated Financial Statements, for a reconciliation of underwriting income (loss) to “Income (loss) before income taxes” for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Three months ended March 31,	2012	Change	2011

Insurance	$524,678	23%	$424,991
Reinsurance	1,000,490	(11%)	1,123,439

Total	$1,525,168	(2%)	$1,548,430

% ceded
Insurance	28%	(4) pts	32%
Reinsurance	1%	- pts	1%
Total	10%	- pts	10%

	Net Premiums Written
	2012	% Change	2011
Insurance	$378,614	31%	$289,316
Reinsurance	988,572	(11%)	1,111,463

Total	$1,367,186	(2%)	$1,400,779

Gross premiums written in our reinsurance segment decreased by $123 million this quarter, largely driven by a reduction in catastrophe business where we are withholding capacity until market pricing better reflects risk. Our trade credit and bond reinsurance premiums also decreased, as we managed our European exposure base in light of current economic conditions and changes in contract terms. Partially offsetting these reductions was an increase in professional lines business, driven by the consolidation of one client’s program and, to a lesser extent, increases on renewal.

In our insurance segment, gross premiums written were up $100 million quarter-over-quarter. Approximately half of this growth was attributable to our accident & health line, primarily due to the renewal of one reinsurance treaty that was written in the first and second quarters of 2011 and was subsequently grown and entirely written this quarter. The remaining increase related to growth in our marine, property and professional insurance lines. Rate increases and new business opportunities drove the increases in marine and property, with a portion of marine growth also due to timing. Growth in professional lines primarily related to select growth initiatives, largely in Europe, Canada and Australia.

Net Premiums Earned:

Net premiums earned by segment were as follows:

Three months ended March 31,	2012		2011		% Change

Insurance	$390,254	46%	$327,648	42%	19%
Reinsurance	456,108	54%	460,553	58%	(1%)

Total	$846,362	100%	$788,201	100%	7%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Growth in net premiums earned for our insurance segment was primarily driven by recent gross premiums written growth in our accident & health and professional lines. In our reinsurance segment, catastrophe net premiums earned decreased, driven by the previously discussed gross premiums written reduction as well as a comparative absence of reinstatement premiums. However, the impact of this reduction was largely offset by earned premium increases related to growth in our motor and trade credit and bond reinsurance business during recent quarters.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

Three months ended March 31,	2012		% Point Change	2011

Current accident year loss ratio	65.7%		(70.0)	135.7%
Prior year reserve development	(5.4%	)	0.9	(6.3%)
Acquisition cost ratio	19.9%		2.8	17.1%
General and administrative expense ratio(1)	14.6%		(0.2)	14.8%

Combined ratio	94.8%		(66.5)	161.3%

(1)	The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.2% and 2.7% for the three months ended March 31, 2012 and 2011, respectively. These costs are discussed further in the ‘Other Expenses, Net’ section below.

Current Accident Year Loss Ratio

The 70.0 percentage point reduction in our current accident year loss ratio was primarily driven by a significant decrease in the level of natural catastrophe-related losses.

During the three months ended March 31, 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $577 million for the Japanese earthquake and tsunami, New Zealand II and the Australian weather events; the majority of this amount emanated from our reinsurance segment. Eliminating the impact of these losses, our first quarter 2012 current accident year loss ratio was slightly higher than for the comparable period of 2011, driven by an increase in loss activity (including U.S. tornadoes) and changes in business mix.

Prior Year Reserve Development

Natural catastrophe activity was notably high in the 2011 calendar year, in terms of both frequency and severity, and our results for that year were impacted by numerous events, including: the Japanese earthquake and tsunami; two significant earthquakes near Christchurch, New Zealand; Australian weather events, including severe flooding and the landfall of Cyclone Yasi; a series of severe storms in several regions of the U.S. during April and May, certain of which spawned tornadoes; flooding across a widespread area of Thailand; a cloudburst in Denmark; Hurricane Irene; and Tropical Storm Lee. We derive our estimated net losses in relation to catastrophe events such as these from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. We also consider current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters.

During the three months ended March 31, 2012, we continued to monitor paid and incurred loss development for catastrophe events of prior years and updated our estimates of ultimate losses accordingly; in the aggregate, there was no material change during the quarter. We caution, however, that the magnitude and complexity of losses arising from certain of these events, in particular the Japanese earthquake and tsunami, the New Zealand earthquakes and the Thai floods, inherently increase the level of uncertainty and, therefore, the amount of management judgment involved in arriving at our estimates. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

Three months ended March 31,	2012	2011

Insurance	$14,897	$14,728
Reinsurance	30,335	34,976

Total	$45,232	$49,704

Overview

Overall, a large portion of the net favorable year reserve development in both 2012 and 2011 was generated from the property, marine, and aviation lines of our insurance segment and the property and catastrophe lines of our reinsurance segment. These lines of business, the majority of which have short-tail exposures, contributed $19 million and $38 million of the total net favorable reserve development in the first quarters of 2012 and 2011, respectively. The favorable development on these lines of business primarily reflected the recognition of better than expected loss emergence.

Approximately $24 million and $16 million of the net favorable reserve development in the first quarter of 2012 and 2011, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our estimate of ultimate expected loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following sections provide further details on prior year reserve development by segment, line of business and accident year.

Insurance Segment:

Three months ended March 31,	2012	2011

Property and other	$4,647	$16,090
Marine	5,530	2,445
Aviation	1,322	921
Credit and political risk	(38)	(32)
Professional lines	4,338	2,301
Liability	(902)	(6,997)

Total	$14,897	$14,728

In the first quarter of 2012, we recognized $15 million of net favorable prior year reserve development, the principal components of which were:

•	$5 million of net favorable prior year reserve development on property and other business, primarily emanating from the 2010 and 2011 accident years and due to better than expected loss emergence.

•

$6 million of net favorable prior year reserve development on marine business, spanning a number of accident years and primarily attributable to better than expected loss emergence on offshore energy business.

•	$4 million of net favorable prior year reserve development on professional lines business, primarily related to the 2005 through 2007 accident years, for reasons discussed in the overview.

In the first quarter of 2011, we recognized $15 million of net favorable prior year reserve development, the principal components of which were:

•

$16 million of net favorable prior year reserve development on property and other business, the majority of which emanated from the 2010 accident year and related to better than expected loss emergence with respect to the December flooding in Australia. This included an $8 million reduction for one particular policy, following the receipt of updated information.

•

$2 million of net favorable prior year reserve development on professional lines business, primarily for the 2007 and prior accident years, for reasons discussed in the overview. However, this was partially offset by $4 million of net adverse reserve development on the 2010 accident year.

•	$7 million of net adverse prior year reserve development on liability business, primarily related to the 2010 accident year and driven by the receipt of two notable claims.

Reinsurance Segment:

Three months ended March 31,	2012	2011

Property and other	$7,661	$17,891
Credit and bond	3,888	9,931
Professional lines	19,348	13,614
Motor	(665)	(5,791)
Liability	103	(669)

Total	$30,335	$34,976

In the first quarter of 2012, we recognized $30 million of net favorable prior year reserve development, the principal components of which were:

•

$8 million of net favorable prior year reserve development on property and other business, primarily related to $9 million of net favorable prior year reserve development on crop reserves. Of this amount, $5 million related to the 2011 accident year and was largely due to updated information for one particular claim. The remainder related to the 2010 accident year and was due to better than expected loss emergence.

•

$4 million of net favorable prior year development on trade credit and bond reinsurance lines of business, largely related to the 2011 accident year, in recognition of better than expected loss emergence and updated information from our cedants.

•	$19 million of net favorable prior year reserve development on professional lines reinsurance business, primarily on the 2006 and 2007 accident years, for reasons discussed in the overview.

In the first quarter of 2011, we recognized $35 million of net favorable prior year reserve development, the principal components of which were:

•	$18 million of net favorable prior year reserve development on property and other business consisting largely of:

•	$17 million of net favorable prior year reserve development on property business, primarily spanning the 2007 through 2010 accident years and due to better than expected loss emergence.

•	$3 million of net favorable prior year reserve development on crop reserves related to the 2009 accident year due to better than expected loss emergence.

•

$10 million of net favorable prior year development on trade credit and bond reinsurance lines of business, largely related to the 2009 and 2010 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•	$14 million of net favorable prior year reserve development on professional lines reinsurance business, primarily on the 2006 and 2005 accident years, for reasons discussed in the overview.

•

$6 million of net adverse prior year reserve development on motor business, primarily on 2009 and 2010 accident year non-proportional business and due to changes in assumptions relating to settlement practices in the U.K. motor market (namely, Periodic Payment Orders, or “PPOs”).

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

Three months ended March 31,	2012	% Change	2011
Revenues:
Gross premiums written	$524,678	23%	$424,991
Net premiums written	378,614	31%	289,316
Net premiums earned	390,254	19%	327,648
Other insurance related income	631		763
Expenses:
Current year net losses and loss expenses	(256,621)		(281,361)
Prior year reserve development	14,897		14,728
Acquisition costs	(61,155)		(42,079)
General and administrative expenses	(77,444)		(67,726)

Underwriting income (loss)	$10,562	nm	$(48,027)

Ratios:		% Point Change
Current year loss ratio	65.8%	(20.1)	85.9%
Prior year reserve development	(3.9% )	0.6	(4.5% )
Acquisition cost ratio	15.7%	2.9	12.8%
General and administrative ratio	19.9%	(0.8)	20.7%

Combined ratio	97.5%	(17.4)	114.9%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

Three months ended March 31,	2012		2011		% Change

Property	$137,251	26%	$116,231	27%	18%
Marine	85,448	16%	63,655	15%	34%
Terrorism	6,748	1%	6,270	1%	8%
Aviation	3,674	1%	2,803	1%	31%
Credit and political risk	3,601	1%	10,801	3%	(67%)
Professional lines	145,602	28%	136,544	32%	7%
Liability	45,411	9%	44,878	11%	1%
Accident & health	96,943	18%	43,809	10%	121%

Total	$524,678	100%	$424,991	100%	23%

Approximately half of the $100 million growth in gross premiums written for the first quarter related to our accident & health line, primarily due to the renewal of one reinsurance treaty that was written in the first and second quarters of 2011 and was subsequently grown and entirely written this quarter. The increase noted for property reflected both rate increases and new business opportunities, including our renewable energy initiative. Finally, growth in professional lines business primarily related to new business generated from select growth initiatives, largely in Europe, Canada and Australia.

Premiums Ceded: Premiums ceded in the current quarter were $146 million, or 28% of gross premiums written, compared with $136 million, or 32%, in the comparable period in 2011. The reduction in the ceded ratio was primarily attributable to a greater proportion of accident & health business this quarter, for which we did not purchase significant reinsurance. Excluding accident & health, cession rates were broadly comparable at 34% and 36% for the three months ended March 31, 2012 and 2011, respectively.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

Three months ended March 31,	2012		2011		% Change

Property	$101,111	26%	$92,075	28%	10%
Marine	44,132	11%	29,282	9%	51%
Terrorism	9,273	2%	8,197	3%	13%
Aviation	15,478	4%	16,571	5%	(7%)
Credit and political risk	22,788	6%	27,001	8%	(16%)
Professional lines	142,015	37%	124,124	38%	14%
Liability	20,721	5%	22,497	7%	(8%)
Accident & health	34,736	9%	7,901	2%	340%

Total	$390,254	100%	$327,648	100%	19%

The increase in net premiums earned was driven by our accident & health line, commensurate with gross premiums written growth since the launch of this product offering in 2010. Our professional lines business also contributed to the increase, reflecting recent growth driven by targeted initiatives and geographic expansion (including our Australian and Canadian operations).

Loss Ratio:

The table below shows the components of our loss ratio:

Three months ended March 31,	2012		% Point Change	2011

Current accident year	65.8%		(20.1)	85.9%
Prior year reserve development	(3.9%	)	0.6	(4.5%	)

Loss ratio	61.9%		(19.5)	81.4%

Current Accident Year Loss Ratio

The 20.1 percentage point reduction in the insurance segment’s current accident year loss ratio was primarily driven by a decrease in the level of natural catastrophe-related losses.

During the three months ended March 31, 2011, we recognized aggregate pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) of $50 million for the Japanese earthquake and tsunami, New Zealand II and the Australian weather events. The remaining reduction in the current accident year ratio was largely attributable to a lower level of large loss activity, as well as the impact of rate and business mix changes.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: Recent growth in accident & health gross premiums written introduced some upward movement in the acquisition cost ratio for the segment; excluding this business, the acquisition cost ratios for the three months ended March 31, 2012 and 2011 were 14% and 13%, respectively.

General and Administrative Expense Ratio: Total general and administrative expenses increased for the quarter, primarily due to additional staffing costs associated with the continued build-out of the segment’s global platform over the past year. However, the general and administrative expense ratio declined in comparison to the prior period, due to the increase in net premiums earned.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

Three months ended March 31,	2012	% Change	2011
Revenues:
Gross premiums written	$1,000,490	(11%)	$1,123,439
Net premiums written	988,572	(11%)	1,111,463
Net premiums earned	456,108	(1%)	460,553
Expenses:
Current year net losses and loss expenses	(299,301)		(788,144)
Prior year reserve development	30,335		34,976
Acquisition costs	(107,242)		(93,277)
General and administrative expenses	(27,773)		(27,386)

Underwriting income (loss)	$52,127	nm	$(413,278)

Ratios:		% Point Change
Current year loss ratio	65.6%	(105.5)	171.1%
Prior year reserve development	(6.6% )	1.0	(7.6% )
Acquisition cost ratio	23.5%	3.2	20.3%
General and administrative ratio	6.1%	0.2	5.9%

Combined ratio	88.6%	(101.1)	189.7%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

Three months ended March 31,	2012		2011		% Change

Catastrophe	$146,423	15%	$253,218	23%	(42%)
Property	182,446	18%	182,204	16%	-
Professional lines	113,342	11%	93,273	8%	22%
Credit and bond	203,948	20%	236,645	21%	(14%)
Motor	198,210	20%	195,114	17%	2%
Liability	94,627	10%	99,015	9%	(4%)
Engineering	43,036	4%	50,664	5%	(15%)
Other	18,458	2%	13,306	1%	39%

Total	$1,000,490	100%	$1,123,439	100%	(11%)

The $123 million, or 11%, reduction in gross premiums written was largely driven by a $107 million reduction in catastrophe business; this decrease was largely driven by our decision to withhold capacity until market pricing better reflects risk. Our trade credit and bond reinsurance premiums also decreased, as we managed our European exposure base in light of current economic conditions and changes in contract terms. Partially offsetting these reductions was an increase in professional lines business; this growth was largely driven by the consolidation of one client’s program and, to a lesser extent, increases on renewal. While our motor reinsurance premiums were broadly comparable, there was an underlying shift in business mix. We reduced our participation in U.K. non-proportional business in light of recent settlement trends; this was more than offset by a higher volume of proportional business, related to both renewal timing and new business.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

Three months ended March 31,	2012		2011		% Change

Catastrophe	$91,300	20%	$121,485	26%	(25%)
Property	85,394	19%	86,786	19%	(2%)
Professional lines	71,670	15%	67,555	15%	6%
Credit and bond	68,960	15%	62,243	13%	11%
Motor	59,553	13%	44,091	10%	35%
Liability	53,796	12%	54,254	12%	(1%)
Engineering	17,386	4%	18,190	4%	(4%)
Other	8,049	2%	5,949	1%	35%

Total	$456,108	100%	$460,553	100%	(1%)

First quarter 2011 catastrophe net premiums earned included $7 million related to the recognition of reinstatement premiums following the occurrence of natural catastrophe events during that quarter; the remaining quarter-over-quarter decrease was largely attributable to the previously described reduction in gross premiums written. Growth in net premiums earned for our motor and trade credit and bond reinsurance lines largely reflected increases in business written during recent quarters.

Loss Ratio:

The table below shows the components of our loss ratio:

Three months ended March 31,	2012		% Point Change	2011

Current accident year	65.6%		(105.5)	171.1%
Prior year reserve development	(6.6%	)	1.0	(7.6%	)

Loss ratio	59.0%		(104.5)	163.5%

Current Accident Year Loss Ratio

The 105.5 percentage point reduction in the reinsurance segment’s current accident year loss ratio was primarily driven by a significant decrease in the level of natural catastrophe-related losses.

During the three months ended March 31, 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $527 million for the Japanese earthquake and tsunami, New Zealand II and the Australian weather events. Exclusive of these catastrophe losses, higher attritional loss ratios for property-related lines of business (including U.S. tornadoes) and credit and bond business, as well as business mix changes led to a higher current accident year loss ratio.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The increase in the acquisition cost ratio was primarily driven by business mix changes, with commission adjustments based on actual results for contracts written in prior years also contributing.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

Three months ended March 31,	2012	% Change	2011

Corporate expenses	$18,435	(14%)	$21,408
Foreign exchange losses	20,447	36%	15,058
Interest expense and financing costs	15,636	(1%)	15,860
Income tax expense	2,848	67%	1,709

Total	$57,366	6%	$54,035

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.2% and 2.7% for the first quarter of 2012 and 2011, respectively.

Foreign Exchange Losses: Some of our business is written in currencies other than the U.S. Dollar. The foreign exchange losses in the three months ended March 31, 2012 were primarily due to the remeasurement of our net insurance-related liabilities denominated in euro and Sterling, following the appreciation of those currencies against the U.S. Dollar. In comparison, the appreciation of the euro was the primary driver for the foreign exchange losses in the three months ended March 31, 2011.

Income Tax Expense: Income tax expense is generated primarily through our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 2.1% for the first quarter of 2012 compared with (0.5)% for the same period of 2011. This effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions. We generated a consolidated net loss for the first quarter of 2011 due to the significant catastrophe activity; the majority of this loss was borne by our Bermudian operations. Our U.S. and European operations generated taxable income for the first quarter 2011; as such, we recognized an income tax expense for that period.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Three months ended March 31,	2012	% Change	2011

Fixed maturities	$79,637	(10%)	$88,581
Other investments	40,420	60%	25,311
Cash and cash equivalents	1,608	(25%)	2,153
Equity securities	1,110	35%	824
Short-term investments	154	(60%)	387

Gross investment income	122,929	5%	117,256
Investment expense	(6,906)	5%	(6,601)

Net investment income	$116,023	5%	$110,655

Pre-tax yield:(1)
Fixed maturities	2.9%		3.4%
Cash and cash equivalents	0.6%		0.7%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Despite larger average investment balances during the period, net investment income declined because of lower yields in both the U.S. and European markets during the current quarter. For the three months ended March 31, 2012, our pre-tax yield on fixed maturities was 2.9%, a decrease of 52 basis points from the same quarter in 2011.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

Three months ended March 31,	2012	2011

Hedge funds	$24,266	$4,050
Funds of hedge funds	7,771	3,903
Credit funds	4,993	5,209
CLO - equity tranched securities	3,390	12,149

Total	$40,420	$25,311

Pre-tax return on other investments(1)	5.6%	4.7%

(1)	The pre-tax return on other investments is non-annualized and calculated by dividing net investment income from other investments by the average month-end fair value balances for the periods indicated.

The increase in total net investment income from other investments is driven primarily by our hedge funds and funds of hedge funds which had both higher returns and larger average investment balances in the current year quarter. The improved performance of our hedge funds and funds of hedge funds reflected the positive direction of the global equity markets in general, with our long/short equity hedge funds accounting for $19 million of the current quarter’s net investment income from other investments.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains:

Three months ended March 31,	2012	2011
On sale of investments:
Fixed maturities and short-term investments	$20,040	$34,215
Equity securities	2,295	3,704

	22,335	37,919

OTTI charges recognized in earnings	(3,909)	(1,940)

Change in fair value of investment derivatives	(5,882)	(9,100)

Fair value hedges	1,947	3,265

Net realized investment gains	$14,491	$30,144

On sale of investments

The net realized investment gains on the sale of fixed maturities in the first quarter of 2012 relate primarily to sales of U.S. corporate debt securities, agency MBS and non-U.S. government securities as a result of minor sector reallocations and sales for operating and financing activities. The decline in net realized gains on the sale of investments is driven primarily by net gains of $14 million realized on certain medium-term notes (MTNs) during the prior year quarter. The last of our MTNs matured during 2011.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange contracts. During 2012, we hedged securities denominated primarily in Canadian dollars, Sterling, euro and Australian dollars. The unrealized losses of $6 million for the quarter were primarily driven by our exposure to the euro, which appreciated 3% against the U.S. dollar during the quarter. These hedges did not qualify for fair value hedge accounting and accordingly, the corresponding unrealized gains on the hedged securities are recorded as part of accumulated other comprehensive income in shareholders’ equity.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

Three months ended March 31,	2012	2011

Net investment income	$116,023	$110,655
Net realized investments gains	14,491	30,144
Change in net unrealized gains/losses, net of currency hedges	157,324	(21,763)

Total	$287,838	$119,036

Average cash and investments(1)	$13,921,715	$12,872,228

Total return on average cash and investments, pre-tax(2)	2.1%	0.9%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.
(2)	Excluding the impact of foreign exchange fluctuation of unhedged portfolios that match foreign-denominated insurance liabilities, the total return would be 1.8% for 2012 (2011: 0.4%).

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	March 31, 2012		December 31, 2011
	Amortized Cost		Amortized Cost
	or Cost	Fair Value	or Cost	Fair Value

Fixed maturities	$11,214,712	$11,440,643	$10,821,338	$10,940,100
Equity securities	703,938	757,038	699,566	677,560
Other investments	684,373	769,554	650,955	699,320
Short-term investments	50,264	50,264	149,909	149,909

Total investments	$12,653,287	$13,017,499	$12,321,768	$12,466,889

Cash and cash equivalents(1)	$1,173,771	$1,173,771	$1,082,838	$1,082,838

(1)	Includes restricted cash and cash equivalents of $152 million and $101 million for 2012 and 2011, respectively.

The amortized cost/cost of our total investments increased by $332 million from December 31, 2011, primarily due to investing a portion of our operating cash flows generated during the quarter. The fair value of our total investments increased by $551 million from December 31, 2011, due to net contributions and improved valuations.

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	March 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. government and agency	$1,236,631	11%	$1,148,267	10%
Non-U.S. government	1,064,455	9%	1,212,451	11%
Corporate debt	3,785,320	33%	3,609,591	33%
Agency RMBS	2,812,098	25%	2,636,634	24%
CMBS	440,687	4%	312,691	3%
Non-Agency RMBS	155,205	1%	165,713	2%
ABS	802,040	7%	632,042	6%
Municipals(1)	1,144,207	10%	1,222,711	11%

Total	$11,440,643	100%	$10,940,100	100%

Credit ratings:
U.S. government and agency	$1,236,631	11%	$1,148,267	10%
AAA(2)	5,138,248	45%	4,783,578	44%
AA	1,088,132	10%	1,345,583	12%
A	1,997,933	17%	1,949,612	18%
BBB	1,386,711	12%	1,181,156	11%
Below BBB(3)	592,988	5%	531,904	5%

Total	$11,440,643	100%	$10,940,100	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.
(2)	Includes U.S. government-sponsored agency RMBS and CMBS.
(3)	Non-investment grade securities and non-rated securities.

Our asset class allocations within our fixed maturities portfolio have not changed significantly since December 31, 2011. At March 31, 2012, our fixed maturities had a weighted average credit rating of AA- (2011: AA-) with an average duration of 2.9 years (2011: 2.8 years). When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $12.7 billion), the average credit rating would be AA- (2011: AA-) and the average duration would be 2.6 years (2011: 2.5 years).

During the quarter, net unrealized gains increased to $226 million from $119 million at December 31, 2011. The asset classes experiencing the most improvement were non-U.S. governments and corporate debt. Pricing of both asset classes was significantly improved due to changes in foreign currency exchange rates, most notably the strengthening of the euro against the U.S. dollar, while corporate debt also benefited from modest spread tightening during the quarter.

Equities

During the quarter, net unrealized gains/losses swung from a net unrealized loss of $22 million at December 31, 2011 to a net unrealized gain of $53 million at March 31, 2012. This significant improvement was driven primarily by the rally in the global equity markets that continued during the first quarter of 2012.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	March 31, 2012		December 31, 2011
Hedge funds
Long/short equity funds	$283,749	37%	$214,498	31%
Multi-strategy funds	238,522	31%	230,750	33%
Event-driven funds	104,075	13%	99,061	14%

Total hedge funds	626,346	81%	544,309	78%

Credit funds
Leveraged bank loan funds	62,290	8%	69,132	10%
Event-driven funds	20,009	3%	19,319	3%

Total credit funds	82,299	11%	88,451	13%

Total hedge and credit funds	708,645	92%	632,760	91%

CLO - Equities	60,909	8%	66,560	9%

Total other investments	$769,554	100%	$699,320	100%

The increase in the fair value of our hedge fund holdings during 2012 reflects $50 million of subscriptions into long/short equity funds and $32 million of pricing appreciation as our hedge funds benefited from the continued rally in the global equity markets. The fair value of our credit funds declined due to the collection of $11 million of cash distributions and redemptions, partly offset by $5 million of pricing appreciation.

The decrease in the fair value of our CLO – Equities since December 31, 2011, was primarily due to cash distributions of $9 million received during the quarter, partly offset by $3 million of improved valuations.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a general discussion of our liquidity and capital resources. During the first three months of 2012, we effectively reduced the dividend rate on our preferred equity through three separate transactions, described in further detail below. In addition, we continued execution of common stock repurchases under the program authorized by our Board of Directors.

The following table summarizes our consolidated capital for the periods indicated:

	March 31, 2012	December 31, 2011

Long-term debt	$994,806	$994,664

Preferred shares	750,000	500,000
Common equity	5,149,179	4,944,079

Shareholders’ equity	5,899,179	5,444,079

Total capital	$6,893,985	$6,438,743

Ratio of debt to total capital	14.4%	15.4%

Ratio of debt and preferred equity to total capital	25.3%	23.2%

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

Our Consolidated Balance Sheet for March 31, 2012 reflects two of our three preferred share transactions (discussed further below): the issuance of $400 million in Series C shares and the redemption of $150 million of Series A shares. The $250 million increase in preferred equity noted in the table above was attributable to the recognition of these transactions. In addition, during March 2012, we launched a tender offer for our Series B shares; this tender offer closed in April 2012, resulting in the repurchase of shares with an aggregate liquidation value of $246 million. The equity reduction related to this Series B tender offer will be reflected in our second quarter 2012 Consolidated Balance Sheet. As a result of this timing difference, the increase in our debt and preferred equity to total capital ratio noted in the table above is expected to be temporary; adjusting the applicable March 31, 2012 amounts above for the actual results of our Series B repurchase, our debt and preferred equity to total capital ratio is 22.6%. We believe that our financial flexibility remains strong.

Preferred Shares Transactions

On March 19, 2012, we issued 16 million newly designated 6.875% Series C preferred shares with a liquidation preference of $25.00 per share for gross proceeds of $400 million. Net of issue costs, this issuance resulted in a $394 million increase in total capital. Dividends on the Series C preferred shares are non-cumulative; to the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum. We may redeem the shares on or after April 15, 2017 at a redemption price of $25.00 per share.

Concurrent with the closing of the Series C preferred share issuance, we issued an irrevocable notice of redemption for six million of our previously outstanding 7.25% Series A Preferred shares at the $25.00 per share redemption price. This redemption closed on April 18, 2012; accordingly, our March 31, 2012 preferred share balance and total capital reflected a $150 million reduction. Following this redemption, four million Series A preferred shares, representing $100 million in aggregate liquidation preference, remain outstanding.

On April 10, 2012, we closed a cash tender offer for any and all of our outstanding 7.50% Series B Preferred shares at a price of $102.81 per share. As a result, we purchased 2,461,150 Series B Preferred shares, for $253 million (including an aggregate $7 million premium in excess of liquidation value); this amount will be reflected as a reduction in total capital during the second quarter of 2012.

Following the completion of the tender offer, 38,850 Series B Preferred shares, representing $4 million in aggregate liquidation preference, remain outstanding. We may redeem these shares on or after December 1, 2015, at a redemption price of $100.00 per share.

During the three months ended March 31, 2012, our common equity increased by $205 million. The following table reconciles our opening and closing common equity positions:

Three months ended March 31,	2012

Common equity - opening	$4,944,079
Net income	135,837
Change in unrealized appreciation on available for sale investments, net of tax	149,219
Share-based compensation	12,000
Share repurchases	(47,711)
Common share dividends	(31,035)
Preferred share dividends	(9,219)
Preferred share issue costs	(6,032)
Foreign currency translation adjustment and other	2,041

Common equity - closing	$5,149,179

During the first three months of 2012, we repurchased 1.5 million common shares for a total of $48 million (including $39 million pursuant to our Board-authorized share repurchase program and $9 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan). At April 26, 2012, the remaining authorization under the common share repurchase program approved by our Board of Directors was $505 million (refer to Part II, Item 2 ‘Unregistered Sales of Equity Securities and Use of Proceeds’ for additional information).

Our net paid losses may increase in the short-term due to the recently significant level of natural catastrophe activity. However, we continue to expect that cash flows generated from our operations, combined with the liquidity provided by our investment portfolio, will be sufficient to cover our required cash outflows and other contractual commitments through the foreseeable future.

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

As disclosed in our 2011 Annual Report on Form 10-K, we believe that the material items requiring such subjective and complex estimates are our:

•	reserves for losses and loss expenses;

•	reinsurance recoverable balances;

•	premiums;

•	fair value measurements for our financial assets and liabilities; and

•	assessments of other-than-temporary impairments (OTTI).

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 continues to describe the significant estimates and judgments included in the preparation of our Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

See Item 1, Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2012, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we have presented operating income (loss), which is a “non-GAAP financial measure” as defined in Regulation G. Operating income (loss) represents after-tax operational results without consideration of after-tax net realized investment gains (losses), foreign exchange losses (gains) and losses on repurchase of preferred shares. In addition, we have presented diluted operating earnings (loss) per share and operating return on average common equity (“operating ROACE”), which are derived from the non-GAAP operating income (loss) measure. These measures can be reconciled to the nearest GAAP financial measures as follows:

Three months ended March 31,	2012	2011

Net income (loss) available to common shareholders	$121,997	$(383,760)
Net realized investment gains, net of tax(1)	(11,210)	(30,142)
Foreign exchange losses, net of tax(2)	20,326	15,036
Loss on repurchase of preferred shares, net of tax(3)	4,621	-

Operating income (loss)	$135,734	$(398,866)

Net income (loss) per share - diluted	$0.96	$(3.39)
Net realized investment gains, net of tax	(0.09)	(0.26)
Foreign exchange losses, net of tax	0.16	0.13
Loss on repurchase of preferred shares, net of tax	0.04	-

Operating income (loss) per share - diluted	$1.07	$(3.52)

Weighted average common shares and common share equivalents - diluted(4)	126,668	113,351

Average common shareholders’ equity	$5,046,629	$4,907,275

ROACE (annualized)	9.7%	(31.3% )

Operating ROACE (annualized)	10.8%	(32.5% )

(1)	Tax cost of $3,281 and $2 for the three months ended March 31, 2012 and 2011, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)	Tax benefit of $120 and $22 for the three months ended March 31, 2012 and 2011, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)	Tax impact is nil.
(4)	Refer to Note 8 to the Consolidated Financial Statements for further details on the dilution calculation.

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

Losses on repurchase of preferred shares arise from non-recurring capital transaction and, therefore are not reflective of underlying business performance.

In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (losses), foreign exchange losses (gains) and losses on repurchase of preferred shares to understand the profitability of recurring sources of income.

We believe that showing net income available to common shareholders exclusive of net realized gains (losses), foreign exchange losses (gains) and losses on repurchase of preferred shares reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to Item 7A included in our 2011 Form 10-K. There have been no material changes to this item since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as noted below, we are not a party to any material legal proceedings arising outside the ordinary course of business.

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs’ complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs’ RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs’ antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs’ remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We continued to believe that the lawsuit was completely without merit and on that basis vigorously defended the filed action. However, for the sole purpose of avoiding additional litigation costs, we reached an agreement in principle with plaintiffs during the first quarter of 2011 to settle all claims and causes of action in this matter for an immaterial amount. On March 30, 2012, the District Court issued the final settlement order, and this matter is now closed.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
January 1-31, 2012	2,900	$ 31.68	-	$ 543.5 million
February 1-29, 2012	1,036,408	$ 32.60	766,264	$ 518.5 million
March 1-31, 2012	432,857	$ 31.96	430,500	$ 504.7 million
Total	1,472,165		1,196,764	$ 504.7 million

Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs
March 1-31, 2012	6,000,000	$ 25.00	-	$ 0.0 million
Total	6,000,000		-	$ 0.0 million
(a)	From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(b)	On September 24, 2010, our Board of Directors approved a new share repurchase plan to repurchase up to $750 million of our common shares until December 31, 2012. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

(c)	On March 19, 2012 we issued an irrevocable notice of redemption for a portion of our 7.25% Series A Preferred shares. This redemption closed on April 18, 2012.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

4.4	Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series C Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 19, 2012).

4.5	Form of stock certificate evidencing Series C Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 19, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless AXIS Capital Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2012

AXIS CAPITAL HOLDINGS LIMITED

By:
/s/ JOHN R. CHARMAN
John R. Charman
President and Chief Executive Officer

/s/ ALBERT BENCHIMOL
Albert Benchimol
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)