Form 10-Q
period 2012-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2012-08-01
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
As of July 24, 2012, there were 127,380,470 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2012: $11,280,366; 2011: $10,821,338)	$11,504,448	$10,940,100
Equity securities, available for sale, at fair value (Cost 2012: $609,718; 2011: $699,566)	631,731	677,560
Other investments, at fair value	798,233	699,320
Short-term investments, at fair value and amortized cost	71,277	149,909
Total investments	13,005,689	12,466,889
Cash and cash equivalents	751,011	981,849
Restricted cash and cash equivalents	121,740	100,989
Accrued interest receivable	97,417	98,346
Insurance and reinsurance premium balances receivable	1,888,238	1,413,839
Reinsurance recoverable on unpaid and paid losses	1,792,358	1,770,329
Deferred acquisition costs	502,413	407,527
Prepaid reinsurance premiums	271,262	238,623
Receivable for investments sold	596	3,006
Goodwill and intangible assets	98,203	99,590
Other assets	192,485	225,072
Total assets	$18,721,412	$17,806,059

Liabilities
Reserve for losses and loss expenses	$8,600,651	$8,425,045
Unearned premiums	2,958,223	2,454,462
Insurance and reinsurance balances payable	211,704	206,539
Senior notes	994,951	994,664
Other liabilities	145,188	129,329
Payable for investments purchased	112,855	151,941
Total liabilities	13,023,572	12,361,980

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A, B and C	502,843	500,000
Common shares (2012: 171,468; 2011: 170,159 shares issued and 2012: 122,773; 2011: 125,588 shares outstanding)	2,141	2,125
Additional paid-in capital	2,153,467	2,105,386
Accumulated other comprehensive income	240,939	128,162
Retained earnings	4,383,405	4,155,392
Treasury shares, at cost (2012: 48,695; 2011: 44,571 shares)	(1,584,955)	(1,446,986)
Total shareholders’ equity	5,697,840	5,444,079
Total liabilities and shareholders’ equity	$18,721,412	$17,806,059

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Three months ended		Six months ended
	2012	2011	2012	2011
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$850,603	$840,014	$1,696,968	$1,628,215
Net investment income	74,449	100,018	190,472	210,673
Other insurance related income	299	126	931	889
Net realized investment gains:
Other-than-temporary impairment (OTTI) losses	(13,739)	(1,473)	(17,648)	(3,628)
Non-credit portion of OTTI losses recognized in other comprehensive income	—	—	—	215
Other realized investment gains	44,144	38,950	62,544	71,034
Total net realized investment gains	30,405	37,477	44,896	67,621
Total revenues	955,756	977,635	1,933,267	1,907,398

Expenses
Net losses and loss expenses	467,637	564,959	978,328	1,584,759
Acquisition costs	156,397	147,905	324,793	283,262
General and administrative expenses	161,331	118,105	284,984	234,625
Foreign exchange losses (gains)	(36,162)	18,517	(15,715)	33,575
Interest expense and financing costs	15,170	15,445	30,807	31,305
Total expenses	764,373	864,931	1,603,197	2,167,526

Income (loss) before income taxes	191,383	112,704	330,070	(260,128)
Income tax expense	2,317	2,417	5,165	4,126
Net income (loss)	189,066	110,287	324,905	(264,254)
Preferred share dividends	11,527	9,219	20,746	18,438
Loss on repurchase of preferred shares	9,387	—	14,009	—
Net income (loss) available to common shareholders	$168,152	$101,068	$290,150	$(282,692)

Per share data
Net income (loss) per common share:
Basic net income (loss)	$1.36	$0.81	$2.32	$(2.38)
Diluted net income (loss)	$1.35	$0.79	$2.31	$(2.38)
Weighted average number of common shares outstanding - basic	123,823	124,132	124,802	118,771
Weighted average number of common shares outstanding - diluted	124,983	128,369	125,825	118,771
Cash dividends declared per common share	$0.24	$0.23	$0.48	$0.46

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Three months ended		Six months ended
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$189,066	$110,287	$324,905	$(264,254)
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	(17,774)	103,923	146,639	116,705
Adjustment for re-classification of realized investment gains and OTTI losses recognized in net income	(16,594)	(43,371)	(31,788)	(79,320)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(34,368)	60,552	114,851	37,385
Non-credit portion of OTTI losses	—	—	—	(215)
Foreign currency translation adjustment	(2,867)	2,389	(2,074)	4,142
Total other comprehensive income (loss), net of tax	(37,235)	62,941	112,777	41,312

Comprehensive income (loss)	$151,831	$173,228	$437,682	$(222,942)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
	(in thousands)
Preferred shares - Series A, B and C
Balance at beginning period	$500,000	$500,000
Shares issued - Series C	400,000	—
Shares repurchased - Series A and B	(397,157)	—
Balance at end of period	502,843	500,000

Common shares (par value)
Balance at beginning of period	2,125	1,934
Shares issued	16	173
Balance at end of period	2,141	2,107

Additional paid-in capital
Balance at beginning of period	2,105,386	2,059,708
Shares issued - common shares	1,053	1,447
Issue costs on newly issued preferred shares	(6,456)	—
Reversal of issue costs on repurchase of preferred shares	7,093	—
Stock options exercised	945	4,001
Share-based compensation expense	45,446	20,059
Balance at end of period	2,153,467	2,085,215

Accumulated other comprehensive income
Balance at beginning of period	128,162	176,821
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	116,096	161,802
Unrealized gains arising during the period, net of reclassification adjustment	114,851	37,385
Non-credit portion of OTTI losses	—	(215)
Balance at end of period	230,947	198,972
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	13,784	16,829
Foreign currency translation adjustments	(2,074)	4,142
Balance at end of period	11,710	20,971
Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(1,718)	(1,810)
Net change in benefit plan assets and obligations recognized in equity	—	—
Balance at end of period	(1,718)	(1,810)
Balance at end of period	240,939	218,133

Retained earnings
Balance at beginning of period	4,155,392	4,267,608
Net income (loss)	324,905	(264,254)
Series A, B and C preferred share dividends	(20,746)	(18,438)
Loss on repurchase of preferred shares	(14,009)	—
Common share dividends	(62,137)	(61,521)
Balance at end of period	4,383,405	3,923,395

Treasury shares, at cost
Balance at beginning of period	(1,446,986)	(1,381,101)
Shares repurchased for treasury	(137,969)	(14,810)
Balance at end of period	(1,584,955)	(1,395,911)

Total shareholders’ equity	$5,697,840	$5,332,939

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$324,905	$(264,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized investment gains	(44,896)	(67,621)
Net realized and unrealized gains of other investments	(38,079)	(36,542)
Amortization of fixed maturities	61,900	41,041
Other amortization and depreciation	6,892	6,197
Share-based compensation expense	45,446	20,059
Changes in:
Accrued interest receivable	929	(1,020)
Reinsurance recoverable balances	(22,029)	(197,054)
Deferred acquisition costs	(94,886)	(134,847)
Prepaid reinsurance premiums	(32,639)	(24,046)
Reserve for loss and loss expenses	175,606	1,370,237
Unearned premiums	503,761	648,141
Insurance and reinsurance balances, net	(469,234)	(612,334)
Other items	45,884	(155,803)
Net cash provided by operating activities	463,560	592,154

Cash flows from investing activities:
Purchases of:
Fixed maturities	(7,093,200)	(7,107,230)
Equity securities	(211,878)	(336,421)
Other investments	(90,084)	(120,000)
Short-term investments	(152,380)	(333,746)
Proceeds from the sale of:
Fixed maturities	5,883,340	6,318,732
Equity securities	289,920	56,296
Other investments	29,250	52,188
Short-term investments	168,433	218,097
Proceeds from redemption of fixed maturities	677,394	751,627
Proceeds from redemption of short-term investments	62,658	99,980
Purchase of other assets	(13,296)	(12,164)
Change in restricted cash and cash equivalents	(20,751)	(79,578)
Net cash used in investing activities	(470,594)	(492,219)

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	393,544	—
Repurchase of preferred shares	(404,073)	—
Repurchase of common shares	(137,969)	(14,810)
Dividends paid - common shares	(62,557)	(147,883)
Dividends paid - preferred shares	(13,803)	(18,438)
Proceeds from issuance of common shares	2,014	5,621
Net cash used in financing activities	(222,844)	(175,510)

Effect of exchange rate changes on foreign currency cash	(960)	17,182
Decrease in cash and cash equivalents	(230,838)	(58,393)
Cash and cash equivalents - beginning of period	981,849	929,515
Cash and cash equivalents - end of period	$751,011	$871,122

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

The consolidated balance sheet at June 30, 2012 and the consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the periods ended June 30, 2012 and 2011 have not been audited. The balance sheet at December 31, 2011 is derived from our audited financial statements.

These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the Securities and Exchange Commission's (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated.

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. Tabular dollar and share amounts are in thousands, except per share amounts.

Significant Accounting Policies

There were no notable changes in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the addition to our accounting policy for share-based compensation noted below due to the issuance of performance-based awards.

Share-Based Compensation

The fair value of performance-based awards is measured at the grant date, with the associated expense recognized on a straight-line basis over the applicable performance and vesting period, provided that the outcome of the underlying performance condition is considered probable.

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

The adoption of this amended guidance did not impact our results of operations, financial condition or liquidity. The additional disclosures are provided in Note 4 - Fair Value Measurements.

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

Indefinite-Lived Intangible Assets (Other Than Goodwill)

In July 2012, the FASB issued new guidance providing entities with the option to perform a qualitative assessment prior to calculating the estimated fair value of an indefinite-lived intangible assets (other than goodwill), as required for annual impairment tests. This guidance parallels the goodwill-related guidance recently issued by the FASB, which we adopted in 2012, as noted above. Entities able to qualitatively conclude that the fair value of an indefinite-lived intangible asset (other than goodwill) more likely than not (a likelihood of more than 50%) exceeds its carrying amount can bypass the existing requirement to perform the quantitative annual impairment test. This guidance will become effective on January 1, 2013, with early adoption permitted. This new guidance does not change how an entity measures impairment losses for indefinite-lived intangible assets; thus, the adoption of this guidance will not impact our results of operations, financial condition or liquidity.

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

The following table summarizes the underwriting results of our reportable segments, as well as the carrying values of goodwill and intangible assets.

	2012			2011
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$675,009	$339,366	$1,014,375	$682,097	$364,066	$1,046,163
Net premiums written	465,238	336,337	801,575	495,049	355,090	850,139
Net premiums earned	386,580	464,023	850,603	359,875	480,139	840,014
Other insurance related income	299	—	299	126	—	126
Net losses and loss expenses	(225,900)	(241,737)	(467,637)	(218,219)	(346,740)	(564,959)
Acquisition costs	(58,654)	(97,743)	(156,397)	(51,244)	(96,661)	(147,905)
General and administrative expenses	(77,770)	(29,359)	(107,129)	(70,229)	(28,073)	(98,302)
Underwriting income	$24,555	$95,184	$119,739	$20,309	$8,665	$28,974

Corporate expenses			(54,202)			(19,803)
Net investment income			74,449			100,018
Net realized investment gains			30,405			37,477
Foreign exchange (losses) gains			36,162			(18,517)
Interest expense and financing costs			(15,170)			(15,445)
Income before income taxes			$191,383			$112,704

Net loss and loss expense ratio	58.4%	52.1%	55.0%	60.6%	72.2%	67.3%
Acquisition cost ratio	15.2%	21.1%	18.4%	14.3%	20.1%	17.6%
General and administrative expense ratio	20.1%	6.3%	18.9%	19.5%	5.9%	14.0%
Combined ratio	93.7%	79.5%	92.3%	94.4%	98.2%	98.9%

Goodwill and intangible assets	$98,203	$—	$98,203	$103,404	$—	$103,404

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2012			2011
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,199,689	$1,339,856	$2,539,545	$1,107,088	$1,487,505	$2,594,593
Net premiums written	843,853	1,324,909	2,168,762	784,365	1,466,554	2,250,919
Net premiums earned	776,837	920,131	1,696,968	687,523	940,692	1,628,215
Other insurance related income	931	—	931	889	—	889
Net losses and loss expenses	(467,623)	(510,705)	(978,328)	(484,852)	(1,099,907)	(1,584,759)
Acquisition costs	(119,808)	(204,985)	(324,793)	(93,322)	(189,940)	(283,262)
General and administrative expenses	(155,214)	(57,133)	(212,347)	(137,956)	(55,459)	(193,415)
Underwriting income (loss)	$35,123	$147,308	182,431	$(27,718)	$(404,614)	(432,332)

Corporate expenses			(72,637)			(41,210)
Net investment income			190,472			210,673
Net realized investment gains			44,896			67,621
Foreign exchange (losses) gains			15,715			(33,575)
Interest expense and financing costs			(30,807)			(31,305)
Income (loss) before income taxes			$330,070			$(260,128)

Net loss and loss expense ratio	60.2%	55.5%	57.7%	70.5%	116.9%	97.3%
Acquisition cost ratio	15.4%	22.3%	19.1%	13.6%	20.2%	17.4%
General and administrative expense ratio	20.0%	6.2%	16.8%	20.1%	5.9%	14.4%
Combined ratio	95.6%	84.0%	93.6%	104.2%	143.0%	129.1%

Goodwill and intangible assets	$98,203	$—	$98,203	$103,404	$—	$103,404

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.     INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At June 30, 2012
Fixed maturities
U.S. government and agency	$1,129,843	$7,117	$(806)	$1,136,154	$—
Non-U.S. government	1,251,832	23,132	(12,421)	1,262,543	—
Corporate debt	3,572,982	93,932	(23,542)	3,643,372	—
Agency RMBS(1)	2,713,950	77,118	(911)	2,790,157	—
CMBS(2)	606,935	16,703	(242)	623,396	—
Non-Agency RMBS	151,906	2,116	(6,427)	147,595	(949)
ABS(3)	674,767	6,260	(11,420)	669,607	—
Municipals(4)	1,178,151	53,787	(314)	1,231,624	—
Total fixed maturities	$11,280,366	$280,165	$(56,083)	$11,504,448	$(949)

Equity securities
Common stocks	$385,871	$40,240	$(17,073)	$409,038
Exchange-traded funds	128,622	1,362	—	129,984
Non-U.S. bond mutual funds	95,225	—	(2,516)	92,709
Total equity securities	$609,718	$41,602	$(19,589)	$631,731

At December 31, 2011
Fixed maturities
U.S. government and agency	$1,142,732	$5,669	$(134)	$1,148,267	$—
Non-U.S. government	1,241,664	7,359	(36,572)	1,212,451	—
Corporate debt	3,581,320	85,766	(57,495)	3,609,591	—
Agency RMBS	2,568,053	69,073	(492)	2,636,634	—
CMBS	298,138	14,816	(263)	312,691	—
Non-Agency RMBS	177,529	1,431	(13,247)	165,713	(1,120)
ABS	639,949	7,094	(15,001)	632,042	—
Municipals	1,171,953	52,438	(1,680)	1,222,711	—
Total fixed maturities	$10,821,338	$243,646	$(124,884)	$10,940,100	$(1,120)

Equity securities
Common stocks	$341,603	$25,143	$(19,291)	$347,455
Exchange-traded funds	239,411	77	(25,507)	213,981
Non-U.S. bond mutual funds	118,552	—	(2,428)	116,124
Total equity securities	$699,566	$25,220	$(47,226)	$677,560

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

	Amortized Cost	Fair Value	% of Total Fair Value

At June 30, 2012
Maturity
Due in one year or less	$646,351	$647,923	5.6%
Due after one year through five years	4,777,747	4,828,090	42.0%
Due after five years through ten years	1,611,931	1,695,911	14.7%
Due after ten years	96,779	101,769	0.9%
	7,132,808	7,273,693	63.2%
Agency RMBS	2,713,950	2,790,157	24.3%
CMBS	606,935	623,396	5.4%
Non-Agency RMBS	151,906	147,595	1.3%
ABS	674,767	669,607	5.8%
Total	$11,280,366	$11,504,448	100.0%

At December 31, 2011
Maturity
Due in one year or less	$543,100	$539,009	4.9%
Due after one year through five years	4,694,832	4,685,866	42.8%
Due after five years through ten years	1,779,811	1,845,054	16.9%
Due after ten years	119,926	123,091	1.1%
	7,137,669	7,193,020	65.7%
Agency RMBS	2,568,053	2,636,634	24.1%
CMBS	298,138	312,691	2.9%
Non-Agency RMBS	177,529	165,713	1.5%
ABS	639,949	632,042	5.8%
Total	$10,821,338	$10,940,100	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At June 30, 2012
Fixed maturities
U.S. government and agency	$—	$—	$459,042	$(806)	$459,042	$(806)
Non-U.S. government	4,592	(8)	395,264	(12,413)	399,856	(12,421)
Corporate debt	73,199	(4,816)	872,609	(18,726)	945,808	(23,542)
Agency RMBS	1,155	(6)	119,744	(905)	120,899	(911)
CMBS	2,007	(33)	41,116	(209)	43,123	(242)
Non-Agency RMBS	37,885	(3,955)	26,941	(2,472)	64,826	(6,427)
ABS	94,176	(9,324)	109,031	(2,096)	203,207	(11,420)
Municipals	3,873	(136)	47,170	(178)	51,043	(314)
Total fixed maturities	$216,887	$(18,278)	$2,070,917	$(37,805)	$2,287,804	$(56,083)

Equity securities
Common stocks	$16,591	$(3,864)	$113,505	$(13,209)	$130,096	$(17,073)
Exchange-traded funds	—	—	—	—	—	—
Non-U.S. bond mutual funds	—	—	92,709	(2,516)	92,709	(2,516)
Total equity securities	$16,591	$(3,864)	$206,214	$(15,725)	$222,805	$(19,589)

At December 31, 2011
Fixed maturities
U.S. government and agency	$—	$—	$233,816	$(134)	$233,816	$(134)
Non-U.S. government	—	—	786,034	(36,572)	786,034	(36,572)
Corporate debt	54,843	(2,437)	1,228,479	(55,058)	1,283,322	(57,495)
Agency RMBS	—	—	105,059	(492)	105,059	(492)
CMBS	5,155	(17)	11,243	(246)	16,398	(263)
Non-Agency RMBS	43,348	(8,127)	85,053	(5,120)	128,401	(13,247)
ABS	65,096	(9,497)	201,569	(5,504)	266,665	(15,001)
Municipals	8,450	(1,467)	38,590	(213)	47,040	(1,680)
Total fixed maturities	$176,892	$(21,545)	$2,689,843	$(103,339)	$2,866,735	$(124,884)

Equity securities
Common stocks	$4,445	$(2,105)	$124,481	$(17,186)	$128,926	$(19,291)
Exchange-traded funds	—	—	212,050	(25,507)	212,050	(25,507)
Non-U.S. bond mutual funds	—	—	116,124	(2,428)	116,124	(2,428)
Total equity securities	$4,445	$(2,105)	$452,655	$(45,121)	$457,100	$(47,226)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Fixed Maturities

At June 30, 2012, 645 fixed maturities (2011: 791) were in an unrealized loss position of $56 million (2011: $125 million) of which $9 million (2011: $18 million) of this balance was related to securities below investment grade or not rated.

At June 30, 2012, 150 (2011: 138) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $217 million (2011: $177 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily depressed at June 30, 2012, and are expected to recover in value as the securities approach maturity. Further, at June 30, 2012, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At June 30, 2012, 140 securities (2011: 128) were in an unrealized loss position of $20 million (2011: $47 million).

At June 30, 2012, 35 (2011: 10) securities have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $17 million (2011: $4 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at June 30, 2012.

b) Other Investments

The following table provides a breakdown of our investments in hedge and credit funds and CLO equity tranched securities (CLO Equities), together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At June 30, 2012
Long/short equity funds	$294,006	37%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	234,633	29%	Quarterly, Semi-annually	60-95 days
Event-driven funds	146,220	18%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	61,808	8%	Quarterly	65 days
CLO - Equities	61,566	8%	n/a	n/a
Total other investments	$798,233	100%

At December 31, 2011
Multi-strategy funds	$230,750	33%	Quarterly, Semi-annually	60-95 days
Long/short equity funds	214,498	31%	Quarterly, Semi-annually	30-60 days
Event-driven funds	118,380	17%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	69,132	10%	Quarterly	65 days
CLO - Equities	66,560	9%	n/a	n/a
Total other investments	$699,320	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

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

Two common redemption restrictions which may impact our ability to redeem our hedge and credit funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2012 and 2011, neither of these restrictions impacted our redemption requests. At June 30, 2012, $97 million (2011: $90 million) of our long/short equity funds, representing 12% (2011: 13%) of our total other investments, relate to holdings where we are still within the lockup period. The expiries of these lockup periods range from June, 2012 to September, 2014. No other category contains investments currently subject to lockup.

At June 30, 2012, $34 million (2011: $45 million) of our hedge and credit fund investments were invested in funds that are not accepting redemption requests. Of this amount, 84% relates to a leveraged bank loan fund in a period of planned principal distributions which has a target completion date in late 2013 and, based on current market conditions and payments made to date, management expects this target date to be met. The remainder primarily relates to funds that entered liquidation or had their assets side pocketed as a result of the global financial crisis which began in late 2008. For these funds, management is currently unable to estimate when those funds will be distributed.

At June 30, 2012, we have no unfunded commitments relating to our investments in hedge and credit funds.

c) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Fixed maturities	$76,544	$89,203	$156,181	$177,784
Equity securities	5,071	4,074	6,180	4,898
Other investments	(2,304)	11,797	38,116	37,108
Cash and cash equivalents	1,663	1,502	3,271	3,655
Short-term investments	33	472	188	859
Gross investment income	81,007	107,048	203,936	224,304
Investment expenses	(6,558)	(7,030)	(13,464)	(13,631)
Net investment income	$74,449	$100,018	$190,472	$210,673

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 d) Net Realized Investment Gains

The following table provides an analysis of net realized investment gains:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Gross realized gains	$72,354	$60,592	$140,600	$136,924
Gross realized losses	(40,466)	(14,227)	(86,377)	(52,640)
Net OTTI recognized in earnings	(13,739)	(1,473)	(17,648)	(3,413)
Net realized gains on fixed maturities and equity securities	18,149	44,892	36,575	80,871
Change in fair value of investment derivatives(1)	6,697	(4,361)	815	(13,461)
Fair value hedges(1)	5,559	(3,054)	7,506	211
Net realized investment gains	$30,405	$37,477	$44,896	$67,621

(1) Refer to Note 5 – Derivative Instruments

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Fixed maturities:
Non-U.S. government	$999	$—	$999	$—
Corporate debt	453	—	558	1,026
Non-Agency RMBS	911	—	2,119	370
ABS	298	—	478	61
Municipals	—	—	—	483
	2,661	—	4,154	1,940
Equities
Common stocks	2,075	1,473	4,491	1,473
Exchange-traded funds	9,003	—	9,003	—
	11,078	1,473	13,494	1,473
Total OTTI recognized in earnings	$13,739	$1,473	$17,648	$3,413

The following table provides a roll forward of the credit losses ("credit loss table"), before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Balance at beginning of period	$2,047	$9,375	$2,061	$57,498
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	—	—	—	—
Change in timing of future cash flows on securities previously impaired	—	—	—	(101)
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(98)	(7,481)	(112)	(55,503)
Balance at end of period	$1,949	$1,894	$1,949	$1,894

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.     FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Fair value is defined as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. We use a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:

•	Level 1-Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•
Level 2-Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•
Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our own judgments about assumptions that market participants might use.

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

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our corporate debt securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3.

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

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and CLO Debt originated by a variety of financial institutions. Similarly to MBS, the fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers or use a discounted cash flow model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are priced within Level 3.

Municipals

Our municipal portfolio comprises bonds issued by U.S. domiciled state and municipality entities. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

Equity Securities

Equity securities include U.S. and non-U.S. common stocks, exchange-traded funds, and non-U.S. bond mutual funds. For common stocks and exchange-traded funds, we classified these within Level 1 as their fair values are based on quoted market prices in active markets. Our investments in non-U.S. bond mutual funds have daily liquidity, with redemption based on the net asset value (NAV) of the funds. Accordingly, we have classified these investments as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Other Investments

As a practical expedient, we estimate fair values for hedge and credit funds using NAVs as advised by external fund managers or third party administrators. For our hedge and credit fund investments with liquidity terms allowing us to fully redeem our holdings at the applicable NAV in the near term, we have classified these investments as Level 2. Certain investments in hedge and credit funds have redemption restrictions (see Note 3 for further details) that prevent us from redeeming in the near term and therefore we have classified these investments as Level 3.

At June 30, 2012, the CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (internal discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At June 30, 2012
Assets
Fixed maturities
U.S. government and agency	$821,103	$315,051	$—	$1,136,154
Non-U.S. government	—	1,262,543	—	1,262,543
Corporate debt	—	3,641,822	1,550	3,643,372
Agency RMBS	—	2,790,157	—	2,790,157
CMBS	—	623,396	—	623,396
Non-Agency RMBS	—	147,595	—	147,595
ABS	—	619,663	49,944	669,607
Municipals	—	1,231,624	—	1,231,624
	821,103	10,631,851	51,494	11,504,448
Equity securities
Common stocks	409,038	—	—	409,038
Exchange-traded funds	129,984	—	—	129,984
Non-U.S. bond mutual funds	—	92,709	—	92,709
	539,022	92,709	—	631,731
Other investments
Hedge funds	—	349,026	305,730	654,756
Credit funds	—	33,119	48,792	81,911
CLO-Equities	—	—	61,566	61,566
	—	382,145	416,088	798,233
Short-term investments	—	71,277	—	71,277
Other assets (see Note 5)	—	6,146	—	6,146
Total	$1,360,125	$11,184,128	$467,582	$13,011,835
Liabilities
Other liabilities (see Note 5)	$—	$9,571	$—	$9,571

At December 31, 2011
Assets
Fixed maturities
U.S. government and agency	$765,519	$382,748	$—	$1,148,267
Non-U.S. government	—	1,212,451	—	1,212,451
Corporate debt	—	3,608,041	1,550	3,609,591
Agency RMBS	—	2,636,634	—	2,636,634
CMBS	—	312,691	—	312,691
Non-Agency RMBS	—	165,713	—	165,713
ABS	—	582,714	49,328	632,042
Municipals	—	1,222,711	—	1,222,711
	765,519	10,123,703	50,878	10,940,100
Equity securities
Common stocks	347,455	—	—	347,455
Exchange-traded funds	213,981	—	—	213,981
Non-U.S. bond mutual funds	—	116,124	—	116,124
	561,436	116,124	—	677,560
Other investments
Hedge funds	—	248,208	296,101	544,309
Credit funds	—	38,308	50,143	88,451
CLO-Equities	—	—	66,560	66,560
	—	286,516	412,804	699,320
Short-term investments	—	149,909	—	149,909
Other assets (see Note 5)	—	38,175	—	38,175
Total	$1,326,955	$10,714,427	$463,682	$12,505,064
Liabilities
Other liabilities (see Note 5)	$—	$2,035	$—	$2,035

During 2012 and 2011, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 Fair Value Measurements

Except for hedge funds and credit funds priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at June 30, 2012 for our investments classified as Level 3 in the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

ABS - CLO Debt	$48,905	Discounted cash flow	Credit spreads	7.0% - 9.2%	7.7%
			Illiquidity discount (1)	5.0% - 20.0%	7.2%

Other investments - CLO - Equities	$61,566	Discounted cash flow	Default rates	4.0% - 5.0%	4.4%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	2.6% - 4.2%	3.2%
			Estimated maturity dates	2.1 - 6.4 years	5.2 years

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

The CLO - Equities market continues to be mostly inactive with only a small number of transactions being observed in the market and fewer still involving transactions in our CLO - Equities. Accordingly, we continue to rely on the use of our internal discounted cash flow model (income approach) to estimate fair value of CLO - Equities. Of the significant inputs into this model, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO - Equities is most sensitive. A significant increase (decrease) in either of these significant inputs in isolation would result in lower (higher) fair value estimates for our CLO - Equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less judgmental inputs as they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively.  A significant increase (decrease) in either of these significant inputs in isolation would result in higher (lower) fair value estimates for our CLO - Equities.  In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.

On a quarterly basis, our valuation processes for both CLO Debt and CLO - Equities include a review of the underlying cash flows and key assumptions used in the discounted cash flow models. We review and update the above significant unobservable inputs based on information obtained from secondary markets, including from the managers of the CLOs we hold. These inputs are the responsibility of management and, in order to ensure fair value measurement is applied consistently and in accordance with U.S. GAAP, we update our assumptions through regular communication with industry participants and ongoing monitoring of the deals in which we participate (e.g. default and loss severity rate trends), we maintain a current understanding of the market conditions, historical results, as well as emerging trends that may impact future cash flows. By maintaining this current understanding, we are able to assess the reasonableness of the inputs we ultimately use in our models.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Three months ended June 30, 2012
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
ABS	50,415	—	—	—	164	—	—	(635)	49,944	—
	51,965	—	—	—	164	—	—	(635)	51,494	—
Other investments
Hedge funds	314,603	—	—	(8,870)	—	—	—	(3)	305,730	(8,870)
Credit funds	50,183	—	—	(1,391)	—	—	—	—	48,792	(1,391)
CLO-Equities	60,908	—	—	9,634	—	—	—	(8,976)	61,566	9,634
	425,694	—	—	(627)	—	—	—	(8,979)	416,088	(627)
Total assets	$477,659	$—	$—	$(627)	$164	$—	$—	$(9,614)	$467,582	$(627)

Six months ended June 30, 2012
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
ABS	49,328	—	—	—	1,427	—	—	(811)	49,944	—
	50,878	—	—	—	1,427	—	—	(811)	51,494	—
Other investments
Hedge funds	296,101	—	—	9,632	—	—	—	(3)	305,730	9,632
Credit funds	50,143	—	—	1,639	—	—	—	(2,990)	48,792	1,639
CLO-Equities	66,560	—	—	13,024	—	—	—	(18,018)	61,566	13,024
	412,804	—	—	24,295	—	—	—	(21,011)	416,088	24,295
Total assets	$463,682	$—	$—	$24,295	$1,427	$—	$—	$(21,822)	$467,582	$24,295

(1)
Gains and losses included in earnings on fixed maturities are included in net realized investment gains (losses). Gains and (losses) included in earnings on other investments are included in net investment income.

(2)	Gains and losses included in other comprehensive income (“OCI”) on fixed maturities are included in unrealized gains (losses) arising during the period.

(3)	Change in unrealized investment gain/(loss) relating to assets held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Three months ended June 30, 2011
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	11,606	—	—	—	18	—	—	(356)	11,268	—
ABS	43,178	—	—	—	1,555	—	—	—	44,733	—
	56,334	—	—	—	1,573	—	—	(356)	57,551	—
Other investments
Hedge funds	389,645	—	—	(457)	—	75,000	—	(2,609)	461,579	(457)
Credit funds	104,207	—	—	255	—	—	—	(5,668)	98,794	255
CLO-Equities	60,261	—	—	11,713	—	—	—	(8,697)	63,277	11,713
	554,113	—	—	11,511	—	75,000	—	(16,974)	623,650	11,511
Total assets	$610,447	$—	$—	$11,511	$1,573	$75,000	$—	$(17,330)	$681,201	$11,511

Six months ended June 30, 2011
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	19,678	—	(7,509)	—	72	—	—	(973)	11,268	—
ABS	43,178	—	—	—	1,555	—	—	—	44,733	—
	64,406	—	(7,509)	—	1,627	—	—	(973)	57,551	—
Other investments
Hedge funds	358,277	—	—	7,496	—	120,000	(21,585)	(2,609)	461,579	7,496
Credit funds	104,756	—	—	5,184	—	—	(5,478)	(5,668)	98,794	5,416
CLO-Equities	56,263	—	—	23,862	—	—	—	(16,848)	63,277	23,862
	519,296	—	—	36,542	—	120,000	(27,063)	(25,125)	623,650	36,774
Total assets	$583,702	$—	$(7,509)	$36,542	$1,627	$120,000	$(27,063)	$(26,098)	$681,201	$36,774

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 during the three and six months ended June 30, 2012 and 2011.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made during the six months ended June 30, 2011 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers as a result of the return of liquidity in the credit markets. There were no transfers out of Level 3 into Level 2 in 2012.

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

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at June 30, 2012, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At June 30, 2012, our senior notes are recorded at amortized cost with a carrying value of $995 million (2011: $995 million) and have a fair value of $1,080 million (2011: $1,039 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

5.     DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

	June 30, 2012			December 31, 2011
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives designated as hedging instruments
Foreign exchange forward contracts	$189,201	$—	$3,313	$540,176	$16,519	$—
Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	288,802	39	4,706	287,711	7,012	1,783
Relating to underwriting portfolio:
Foreign exchange forward contracts	$462,712	6,107	1,552	$955,728	14,644	252
Total derivatives		$6,146	$9,571		$38,175	$2,035

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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

The following table provides the total impact on earnings relating to foreign exchange forward contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

	Three months ended and at June 30,		Six months ended and at June 30,
	2012	2011	2012	2011

Foreign exchange forward contracts	$16,131	$(14,695)	$5,563	$(45,176)
Hedged investment portfolio	(10,572)	11,641	1,943	45,387
Hedge ineffectiveness recognized in earnings	$5,559	$(3,054)	$7,506	$211

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

The decrease in the notional amount of underwriting related derivatives since December 31, 2011, was primarily due to settlement of certain foreign denominated liabilities relating to the catastrophe losses incurred from the New Zealand and Japanese earthquakes.

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized	Three months ended June 30,		Six months ended June 30,
	in Income on Derivative	2012	2011	2012	2011

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$6,697	$(4,361)	$815	$(13,461)
Relating to underwriting portfolio:
Currency collar options	Foreign exchange gains (losses)	—	2,630	—	3,327
Foreign exchange forward contracts	Foreign exchange gains (losses)	201	24,605	13,655	21,601
Total		$6,898	$22,874	$14,470	$11,467

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.     RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Six months ended June 30,	2012	2011

Gross reserve for losses and loss expenses, beginning of period	$8,425,045	$7,032,375
Less reinsurance recoverable on unpaid losses, beginning of period	(1,736,823)	(1,540,633)
Net reserve for unpaid losses and loss expenses, beginning of period	6,688,222	5,491,742

Net incurred losses and loss expenses related to:
Current year	1,098,168	1,686,013
Prior years	(119,840)	(101,254)
	978,328	1,584,759
Net paid losses and loss expenses related to:
Current year	(90,041)	(84,858)
Prior years	(731,363)	(472,454)
	(821,404)	(557,312)

Foreign exchange and other	(10,129)	126,056

Net reserve for unpaid losses and loss expenses, end of period	6,835,017	6,645,245
Reinsurance recoverable on unpaid losses, end of period	1,765,634	1,757,367
Gross reserve for losses and loss expenses, end of period	$8,600,651	$8,402,612

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. During the six months ended June 30, 2011, we recognized aggregate natural catastrophe-related net loss and loss expenses of $627 million in relation to the Japanese earthquake and tsunami, the February and June earthquakes in New Zealand and the first quarter Australian weather events.

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Insurance	$35,394	$26,754	$50,289	$41,481
Reinsurance	39,218	24,796	69,551	59,773
Total	$74,612	$51,550	$119,840	$101,254

The majority of the net favorable prior year reserve development in both 2012 and 2011 related to short-tail lines of business and our professional lines business.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $68 million and $29 million of the total net favorable prior year reserve development in the second quarters of 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, these short-tail lines contributed $87 million and $66 million, respectively, of the total net favorable prior year reserve development. The net favorable development on these lines of business primarily reflected the recognition of better than expected loss emergence.

Approximately $4 million and $22 million of the net favorable prior year reserve development in the second quarter of 2012 and 2011, respectively, was generated from professional lines insurance and reinsurance business. For the six months ended June 30, 2012 and 2011, our net favorable prior year reserve development included $27 million and $38 million in relation to this business, respectively. This favorable development was driven by increased incorporation of our own historical claims experience into our estimation of ultimate loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks.

The frequency and severity of natural catastrophe activity in the 2011 and 2010 calendar years was notably high and our June 30, 2012 net reserve for losses and loss expenses continues to include estimated amounts for numerous natural catastrophe events that occurred during that period, including: the Japanese earthquake and tsunami; the notable 2010 and 2011 earthquakes near Christchurch, New Zealand; flooding across a widespread area of Thailand; and a number of other smaller events. We caution that the magnitude and complexity of losses arising from certain of these events, in particular the Japanese earthquake and tsunami, the New Zealand earthquakes and the Thai floods, inherently increase the level of uncertainty and, therefore, the amount of management judgment involved in arriving at our estimated net reserve for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

We derive our estimated net losses in relation to catastrophe events such as these from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. We also consider current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters. During the six months ended June 30, 2012, we continued to monitor paid and incurred loss development for catastrophe events of prior years and updated our estimates of ultimate losses accordingly; in the aggregate, there was no material change.

7.     SHARE-BASED COMPENSATION

In May 2012, our shareholders approved an amendment to the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (the "2007 Plan"), increasing the number of common shares authorized for issuance by 6 million. At June 30, 2012, 6,454,519 equity based awards remain available for grant under the 2007 plan.

Restricted Stock

During 2012, the Company granted a performance-based stock award to a key employee in order to promote long-term growth and profitability. The award represents the right to receive a specified number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period, which is the third anniversary of the grant date. At June 30, 2012, we anticipate that the established performance criterion for this award is likely to be achieved.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION (CONTINUED)

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the six months ended June 30, 2012:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	—	$—	3,816	$32.69
Granted	250	34.42	2,167	31.91
Vested	—	—	(1,232)	31.96
Forfeited	—	—	(73)	32.12
Nonvested restricted stock - end of period	250	$34.42	4,678	$32.58

For the three months ended June 30, 2012, we incurred share-based compensation costs of $33 million (2011: $10 million) and recorded tax benefits thereon of $3 million (2011: $2 million). For the six months ended June 30, 2012, we incurred share-based compensation costs of $45 million (2011: $20 million) and recorded tax benefits thereon of $5 million (2011: $4 million). The fair value of shares vested during the six months ended June 30, 2012 was $40 million (2011: $63 million). At June 30, 2012 there were $116 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.9 years.

During the second quarter of 2012, the transition in our senior leadership resulted in accelerated and incremental share-based compensation expenses totaling $20 million.  The retirement of one senior leader resulted in the modification of that leader's outstanding restricted stock awards to eliminate the previously existing service condition.  The unanticipated termination without cause of another senior officer led to the early satisfaction of employment obligations and resulted in the service condition associated with that officer's outstanding restricted stock awards being fully satisfied.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.     EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Basic earnings (loss) per common share
Net income (loss)	$189,066	$110,287	$324,905	$(264,254)
Less preferred shares dividends	11,527	9,219	20,746	18,438
Loss on repurchase of preferred shares	9,387	—	14,009	—
Net income (loss) available to common shareholders	168,152	101,068	290,150	(282,692)
Weighted average number of common shares outstanding - basic	123,823	124,132	124,802	118,771
Basic earnings (loss) per common share	$1.36	$0.81	$2.32	$(2.38)

Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$168,152	$101,068	$290,150	$(282,692)

Weighted average number of common shares outstanding - basic	123,823	124,132	124,802	118,771
Warrants	—	2,915	—	—
Stock compensation plans	1,160	1,322	1,023	—
Weighted average number of common shares outstanding - diluted	124,983	128,369	125,825	118,771

Diluted earnings (loss) per common share	$1.35	$0.79	$2.31	$(2.38)

Anti-dilutive shares excluded from the dilutive computation	539	894	1,220	9,567

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.     SHAREHOLDER'S EQUITY

a)	Preferred Shares

During March 2012, we issued $400 million of 6.875% Series C preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the Series C preferred shares on or after April 15, 2017 at a redemption price of $25.00 per share. Dividends on the Series C preferred shares are non-cumulative. Consequently, if the board of directors does not authorize and declare a dividend for any period, holders of the Series C preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of the Series C preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on July 15, 2012, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum.

The holders of the Series C preferred shares, as well as our previously issued Series A and B preferred shares, have no voting rights other than the right to elect a specified number of directors if preferred share dividends are not declared and paid for a specified period.

Concurrent with the Series C issuance, we redeemed 6,000,000 of our 7.25% Series A preferred shares, representing $150 million in aggregate liquidation preference, at a price equal to the liquidation preference without accumulation of any undeclared dividends. In connection with this redemption, we recognized a $5 million loss on redemption (calculated as the difference between the redemption price and the carrying value of the Series A preferred shares redeemed), which was recognized as a reduction in determining our net income available to common shareholders. Following this redemption, 4,000,000 Series A preferred shares, representing $100 million in aggregate liquidation preference, remain outstanding.

During April 2012, we closed a cash tender offer for any and all of our outstanding 7.50% Series B preferred shares, par value $0.0125 per share, at a purchase price of $102.81 per share. As a result, we purchased 2,471,570 Series B preferred shares, for $254 million. In connection with this tender offer, we recognized a $9 million loss on redemption (calculated as the difference between the redemption price and the carrying value of the Series B preferred shares repurchased), which was recognized as a reduction in determining our net income available to common shareholders. Following the completion of the tender offer, 28,430 Series B preferred shares, representing $3 million in aggregate liquidation preference, remain outstanding. We may redeem these shares on or after December 1, 2015, at a redemption price of $100.00 per share.

b)	Common shares

The following table presents our common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Shares issued, balance at beginning of period	171,408	156,820	170,159	154,912
Shares issued	60	11,917	1,309	13,825
Total shares issued at end of period	171,468	168,737	171,468	168,737

Treasury shares, balance at beginning of period	(46,043)	(42,918)	(44,571)	(42,519)
Shares repurchased	(2,652)	(8)	(4,124)	(407)
Total treasury shares at end of period	(48,695)	(42,926)	(48,695)	(42,926)

Total shares outstanding	122,773	125,811	122,773	125,811

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS' EQUITY (CONTINUED)

c)	Treasury Shares

The following table presents our share repurchases, which are held in treasury:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

In the open market:
Total shares	2,643	—	3,840	—
Total cost	$89,967	$—	$128,723	$—
Average price per share(1)	$34.04	$—	$33.52	$—

From employees:
Total shares	9	8	284	407
Total cost	$292	$283	$9,247	$14,810
Average price per share(1)	$33.23	$34.25	$32.54	$36.39

Total:
Total shares	2,652	8	4,124	407
Total cost	$90,259	$283	$137,970	$14,840
Average price per share(1)	$34.03	$34.25	$33.45	$36.39

(1)	Calculated using whole figures.
10.     DEBT AND FINANCING ARRANGEMENTS

We are party to a $750 million letter of credit facility (the "LOC Facility") and a $500 million credit facility (the "Credit Facility"). At June 30, 2012, letters of credit outstanding under the LOC Facility and the Credit Facility totaled $349 million and nil, respectively. There was no debt outstanding under the Credit Facility.
We were in compliance with all LOC Facility and Credit Facility covenants at June 30, 2012.
11.     COMMITMENTS AND CONTINGENCIES

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs' complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs' RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs' antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs' remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court's dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We continued to believe that the lawsuit was completely without merit and on that basis vigorously defended the filed action. However, for the sole purpose of avoiding additional litigation costs, we reached an agreement in principle with plaintiffs during the first quarter of 2011 to settle all claims and causes of action in this matter for an immaterial amount. On March 30, 2012, the District Court issued the final settlement order, and this matter is now closed.

b)    Dividends for Common Shares and Preferred Shares

On May 3, 2012, our Board of Directors declared a dividend of $0.24 per common share to shareholders of record at the close of business on June 30, 2012 and payable on July 16, 2012.

c)    Reinsurance Purchase Commitment

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly, at June 30, 2012, we have an outstanding reinsurance purchase commitment of $96 million.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SECOND QUARTER 2012 FINANCIAL HIGHLIGHTS

Second Quarter 2012 Consolidated Results of Operations

•	Net income available to common shareholders of $168 million, or $1.36 per share basic and $1.35 diluted

•	Operating income of $113 million, or $0.90 per diluted share(1)

•	Gross premiums written of $1.0 billion

•	Net premiums written of $802 million

•	Net premiums earned of $851 million

•	Net favorable prior year reserve development of $75 million, pre-tax

•	Estimated pre-tax net losses (net of reinstatement premiums) for second quarter 2012 U.S. weather events of $55 million

•
Upward revision of $22 million (net of reinstatement premiums) for first quarter 2012 U.S. weather events during the second quarter; however, this amount was fully contained within the incurred but not reported ("IBNR") reserves established at March 31, 2012

•	No material change in our aggregate estimate for losses related to the 2011 and 2010 calendar year natural catastrophe events

•	Underwriting income of $120 million and combined ratio of 92.3%

•	Net investment income of $74 million

•	Net realized investment gains of $30 million

•	Our senior leadership transition during the quarter resulted in separation payments and accelerated and incremental share-based compensation expenses totaling $34 million
Second Quarter 2012 Consolidated Financial Condition

•	Total cash and investments of $13.9 billion; fixed maturities, cash and short-term securities comprise 90% of total cash and investments and have an average credit rating of AA-

•
$8.9 billion, or 64%, of our cash and investment portfolio invested in investment-grade, short-term and intermediate-maturity fixed income holdings (excluding restricted cash and investments), where cash proceeds from sales are expected to be available within one to three business days under normal market conditions

•	Total assets of $18.7 billion

•	Reserve for losses and loss expenses of $8.6 billion and reinsurance recoverable of $1.8 billion

•	Total debt of $995 million and a debt to total capital ratio of 14.9%

•	Repurchased 2.7 million common shares for total cost of $90 million; remaining authorization under the repurchase program approved by our Board of Directors of $415 million at July 30, 2012

•	Closed tender offer for 7.5% Series B preferred shares, resulting in a $247 million repurchase

•	Common shareholders’ equity of $5.2 billion; diluted book value per common share of $40.55

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

Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We manage a book of business diversified both geographically and by product line. We seek to provide high-quality products and services to our clients, while maintaining profitability and generating superior returns on equity over the underwriting cycle. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. Our execution on this strategy in the first six months of 2012 included:

•	the continuing growth of our new accident & health line, focused on specialty accident and health products; and

•	taking advantage of rate increases and select opportunities for premium growth in our insurance segment.

In addition, during 2012 we effectively lowered the weighted average annual yield on our preferred equity capital base by 42 basis points, to 6.953%, at a book value cost of $7 million. This was achieved via the issuance of $400 million of 6.875% Series C shares, in conjunction with the redemption of $150 million of our 7.25% Series A preferred shares and the repurchase of $247 million of our 7.50% Series B preferred shares via tender offer.

Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2012	% Change	2011	2012	% Change	2011

Underwriting income (loss):
Insurance	$24,555	21%	$20,309	$35,123	nm	$(27,718)
Reinsurance	95,184	nm	8,665	147,308	nm	(404,614)
Net investment income	74,449	(26)%	100,018	190,472	(10)%	210,673
Net realized investment gains	30,405	(19)%	37,477	44,896	(34)%	67,621
Other expenses, net	(35,527)	(37)%	(56,182)	(92,894)	(16)%	(110,216)
Net income (loss)	189,066	71%	110,287	324,905	nm	(264,254)
Preferred share dividends	(11,527)	25%	(9,219)	(20,746)	13%	(18,438)
Loss on repurchase of preferred shares	(9,387)	—	—	(14,009)	—	—
Net income (loss) available to common shareholders	$168,152	66%	$101,068	$290,150	nm	$(282,692)

Operating income (loss)	$112,832	36%	$83,057	$248,569	nm	$(315,809)

nm - not meaningful

Underwriting Results

We recognized total underwriting income of $120 million for the second quarter of 2012, compared to $29 million for the second quarter of 2011. This variance arose primarily from our reinsurance segment, with the primary driver being a reduction in the level of natural catastrophe-related losses. During the second quarter of 2011, our consolidated underwriting income was impacted by aggregate pre-tax net losses (net of related reinstatement premiums) of $51 million for the June aftershock in New Zealand ("New Zealand III") and development on first quarter 2011 catastrophe events, as well as $75 million for the series of U.S. storms and tornadoes in April and May. During the second quarter of 2012, we recognized pre-tax net losses (net of related reinstatement premiums) of $55 million in relation to U.S. weather events in the quarter. Our estimate for first quarter 2012 U.S. weather events increased by $22 million (net of related reinstatement premiums) during the second quarter; however, this increase was fully contained within the IBNR reserves established during the first quarter. In addition to the impact of these loss events, a $23 million increase in net favorable prior year reserve development further contributed to the improvement in underwriting income quarter-over-quarter.

For the six months ended June 30, 2012, we recorded underwriting income of $182 million, compared with an underwriting loss of $432 million for the comparable period of 2011; the reduction in natural catastrophe activity was also the primary driver of this variance. During the six months ended June 30, 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $627 million for current year catastrophe events; this included the Japanese earthquake and tsunami, the February New Zealand earthquake ("New Zealand II"), first quarter Australian weather events and New Zealand III. In addition, we recognized $75 million in pre-tax net losses (net of related reinstatement premiums) for the U.S. storms and tornadoes in April and May. Comparatively, the global frequency and severity of catastrophe activity was subdued during the first half of 2012; our underwriting income was impacted by $100 million of aggregate pre-tax net losses (net of related reinstatement premiums) in relation to U.S. weather events in both the first and second quarters. In addition to the overall reduction in catastrophe losses, a $19 million increase in net favorable prior year reserve development further contributed to the variance between periods. Acquisition costs increased slightly, as a percentage of net premiums earned, largely driven by business mix changes.

Our insurance segment's 2011 underwriting loss for the first six months of 2011 included aggregate $53 million of catastrophe-related pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) related to the Japanese earthquake and tsunami, New Zealand II and the Australian weather events, as well as $37 million for the April and May U.S. storms and tornadoes. Underwriting income for the first half of 2012 included pre-tax net losses of $53 million for the U.S. weather events during that period. Underwriting results also improved due to growth in net premiums earned, driven by the expansion of our business over the past year; however, this was partially offset by commensurate growth in acquisition costs and general and administrative expenses. Finally, a $9 million increase in net favorable prior year reserve development also contributed to the variance in underwriting results between periods.

The $552 million improvement in the reinsurance segment's underwriting result during the first six months of 2012 was primarily attributable to the significantly lower level of natural catastrophe losses described above. In 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $575 million for the Japanese earthquake and tsunami, New Zealand II/III and the Australian weather events, as well as $38 million for the April and May U.S. storms and tornadoes. Underwriting income for the first half of 2012 included pre-tax net losses (net of related reinstatement premiums) of $47 million associated with U.S. weather events during that period. In addition, a $10 million increase in net favorable prior year reserve development contributed to the variance between periods. Net premiums earned in our reinsurance segment decreased during 2012, largely due to a our decision to withhold catastrophe capacity in certain regions during the first quarter of 2012, while acquisition costs increased.

Net Investment Income

Net investment income for the three and six months ended June 30, 2012 decreased $26 million and $20 million, respectively. Approximately half of the reduction for the quarter was driven by our fixed maturity portfolio; the decrease was attributable to lower reinvestment yields, although partially offset by a higher investment balance. The remainder was driven by our alternative investment portfolio ("other investments"). We recognized a $2 million loss on other investments during the second quarter of 2012, driven by hedge funds and reflecting global equity market performance; in the second quarter of 2011, our other investments generated $12 million of income. Lower income from our fixed maturity portfolio accounted for virtually all of the year-to-date variance, with the explanation being the same as that noted for the quarter.

Net Realized Investment Gains

During each period presented, we realized investment-related gains on sale, reflective of changes in fixed income allocations. Other-than-temporary impairment ("OTTI") charges were $12 million and $14 million higher for the three and six month periods ended June 30, 2012, respectively, with the increase related to charges for certain exchange-traded funds likely to be reallocated to other asset classes.

Other (Expenses) Revenues, Net

The reductions noted for both the quarter and year-to-date were primarily driven by foreign exchange rate movements; we recognized gains for both 2012 periods, compared to losses in both periods of 2011. These gains and losses arise from the remeasurement of our foreign-denominated net insurance-related liabilities and the amounts for all periods presented largely related to movements in the rate of exchange between the euro and the U.S. dollar.

Excluding these foreign exchange amounts, other expenses increased by $34 million and $32 million during the three and six months ended June 30, 2012. These variances were primarily attributable our senior leadership transition during the second quarter of 2012, which resulted in the recognition of separation payments and accelerated and incremental share-based compensation expenses totaling $34 million.

Loss on Repurchase of Preferred Shares

In conjunction with effective reduction of the dividend rate on our preferred equity base previously discussed, we repurchased $247 million of our 7.5% Series B preferred shares during the second quarter of 2012 at a premium of $7 million above liquidation value. This premium, combined with the write-off of the proportionate share of issue costs, resulted in the recognition of a $9 million loss in arriving at net income available to common shareholders. Combined with the $5 million write-off of issue costs associated with the first quarter redemption of $150 million of our 7.25% Series A preferred shares, the total loss for the six-month period was $14 million. As the issue costs for these shares were recognized in shareholders' equity in the period the shares were originally issued, the only impact on book value related to the $7 million premium on the Series B repurchase. Refer to Item 1, Note 9 to the Consolidated Financial Statements for further details.

Outlook

We continue to see improving market conditions across many of our lines and geographies and remain hopeful that the industry is progressing through the early stages of a cycle change.  While the market environment has not yet improved sufficiently to warrant a dramatic increase in our underwriting activity, we are taking advantage of current conditions to refine the composition of our overall portfolio, growing in certain areas, and reducing exposure to others.  To date, our most notable repositioning related to our catastrophe exposure in certain markets.  Going forward, we will continue to seek to optimize risk adjusted returns in our portfolio, and  monitor conditions in both insurance and reinsurance markets to opportunistically pursue the business we consider most attractive.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at June 30,		Six months ended and at June 30,
	2012	2011	2012	2011

ROACE (annualized)(1)	13.0%	8.5%	11.4%	(11.4)%
Operating ROACE (annualized)(2)	8.7%	7.0%	9.8%	(12.7)%
DBV per common share(3)	$40.55	$36.78	$40.55	$36.78
Cash dividends declared per common share	$0.24	$0.23	$0.48	$0.46

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

Return on Equity
The operating ROACE improvements noted for the quarter and year-to-date were both driven by improved underwriting results, largely due to the reduction in natural catastrophe activity previously described and, to a lesser extent, increases in net favorable prior year reserve development. Reductions in net investment income for both periods partially offset the impact of improved underwriting results.
In addition to the changes noted above for operating ROACE, ROACE also includes net realized investment gains, foreign exchange losses (gains) and the loss on repurchase of preferred shares. Favorable after-tax foreign exchange-related variances of $54 million and $49 million for the three and six month periods, respectively, drove the differences between ROACE and operating ROACE; the impact was partially offset by lower net realized investment gains and the loss on repurchase of preferred shares.
Diluted Book Value per Common Share
Our DBV per common share increased 10% from that of a year ago, primarily reflective of the generation of $582 million in net income available to common shareholders over the past 12 months. The execution of common share repurchases at a discount to book value during the most recent three quarters also contributed to diluted book value growth.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

	Three months ended June 30,			Six months ended June 30,
	2012	% Change	2011	2012	% Change	2011

Revenues:
Gross premiums written	$1,014,375	(3)%	$1,046,163	$2,539,545	(2)%	$2,594,593
Net premiums written	801,575	(6)%	850,139	2,168,762	(4)%	2,250,919
Net premiums earned	850,603	1%	840,014	1,696,968	4%	1,628,215
Other insurance related income	299		126	931		889
Expenses:
Current year net losses and loss expenses	(542,249)		(616,509)	(1,098,168)		(1,686,013)
Prior year reserve development	74,612		51,550	119,840		101,254
Acquisition costs	(156,397)		(147,905)	(324,793)		(283,262)
General and administrative expenses	(107,129)		(98,302)	(212,347)		(193,415)
Underwriting income (loss)	$119,739	313%	$28,974	$182,431	nm	$(432,332)

nm – not meaningful

(1)	Refer to Item 1, Note 2 to the Consolidated Financial Statements, for a reconciliation of underwriting income (loss) to “Income (loss) before income tax” for the periods indicated above.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2012	Change	2011	2012	Change	2011

Insurance	$675,009	(1)%	$682,097	$1,199,689	8%	$1,107,088
Reinsurance	339,366	(7)%	364,066	1,339,856	(10)%	1,487,505
Total	$1,014,375	(3)%	$1,046,163	$2,539,545	(2)%	$2,594,593
% ceded
Insurance	31%	4 pts	27%	30%	1 pts	29%
Reinsurance	1%	(1) pts	2%	1%	—	1%
Total	21%	2 pts	19%	15%	2 pts	13%
	Net Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2012	% Change	2011	2012	% Change	2011
Insurance	$465,238	(6)%	$495,049	$843,853	8%	$784,365
Reinsurance	336,337	(5)%	355,090	1,324,909	(10)%	1,466,554
Total	$801,575	(6)%	$850,139	$2,168,762	(4)%	$2,250,919

Gross premiums written reductions were evident in both of our segments this quarter, with reinsurance down $25 million and insurance down $7 million. The reinsurance decrease was driven by reductions in motor and property business, due largely to renewal timing and exposure reductions, respectively. This was partially offset by an increase in catastrophe premiums, driven by an increase in Florida and Japan business and, to a lesser extent, renewal timing; these increases were partially offset by continued exposure reductions in other zones, including the Northeast and Mid-Atlantic regions of the U.S. In our insurance segment, the reduction was driven by our accident & health line and was driven by timing for a large reinsurance treaty. This was partially offset by growth in professional lines, property and liability business. Growth in professional lines was attributable to renewal timing differences, newer initiatives and an improving rate environment. Property growth reflected both rate increases and new business opportunities, while growth in liability was driven by select new business opportunities.

The $55 million reduction in gross premiums written during the first six months of 2012 was driven by a $148 million, or 10%, reduction in our reinsurance segment. The primary driver of this reduction was our decision to withhold catastrophe capacity, during the first quarter, in certain regions where we felt that market pricing did not adequately reflect risk. Our trade credit and bond reinsurance premiums also decreased, as we managed our European exposure base in light of current economic conditions and changes in contract terms. Partially offsetting the reduction in reinsurance gross premiums written, was an increase in our insurance segment driven by a number of lines of business. Property and professional lines business increased for the same reasons noted above and accident & health premiums were also up, driven by new business. Finally, growth in marine lines arose from rate increases and new business opportunities.

Approximately half of the increase in our insurance segment's ceded premium ratio during the second quarter of 2012 was driven by the reduction in accident & health gross premiums written during the quarter, as noted above, as we do not purchase significant reinsurance for this line. The remainder primarily reflected a higher cession ratio on our professional lines quota share reinsurance program upon renewal during the quarter.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,
	2012		2011		% Change	2012		2011		% Change

Insurance	$386,580	45%	$359,875	43%	7%	$776,837	46%	$687,523	42%	13%
Reinsurance	464,023	55%	480,139	57%	(3)%	920,131	54%	940,692	58%	(2)%
Total	$850,603	100%	$840,014	100%	1%	$1,696,968	100%	$1,628,215	100%	4%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Growth in net premiums earned for our insurance segment for both the quarter and year-to-date was primarily driven by recent gross premiums written growth in our accident & health line, with recent growth in our property and professional lines business also contributing.

In our reinsurance segment, catastrophe net premiums earned decreased in both periods; this was driven by the reduction in gross premiums written for the first six months of 2012 described above. However, the impact of the catastrophe reductions was partially offset by earned premium increases related to growth in our motor and trade credit and bond reinsurance business during recent quarters.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended June 30,			Six months ended June 30,
	2012	% Point Change	2011	2012	% Point Change	2011

Current accident year loss ratio	63.7%	(9.7)	73.4%	64.7%	(38.8)	103.5%
Prior year reserve development	(8.7)%	(2.6)	(6.1)%	(7.0)%	(0.8)	(6.2)%
Acquisition cost ratio	18.4%	0.8	17.6%	19.1%	1.7	17.4%
General and administrative expense ratio(1)	18.9%	4.9	14.0%	16.8%	2.4	14.4%
Combined ratio	92.3%	(6.6)	98.9%	93.6%	(35.5)	129.1%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to underwriting segments of 6.4% and 4.3%, respectively, for the three and six months ended June 30, 2012 and 2.4% and 2.5%, respectively, for the three and six months ended June 30, 2011. These costs are discussed further in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio

The reductions in our current accident year loss ratios for both the quarter and year-to-date were primarily driven by a significant reduction in the level of natural catastrophe-related losses.

During the second quarter of 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $51 million for New Zealand III and development on first quarter 2011 catastrophe events (the Japanese earthquake and tsunami, New Zealand II and the Australian weather events), as well as $75 million for the series of U.S. storms and tornadoes in April and May. During the second quarter of 2012, we recognized pre-tax net losses (net of related reinstatement premiums) of $55 million for U.S. weather events in the quarter. Our estimate for first quarter 2012 U.S. weather events increased by $22 million (net of related reinstatement premiums) during the second quarter; however, this increase was fully contained within IBNR reserves established during the first quarter.

During the six months ended June 30, 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $627 million for the Japanese earthquake and tsunami, New Zealand II/III and the Australian weather events, as well as $75 million for the series of severe U.S. storms in April and May. The global frequency of catastrophe activity was comparatively subdued during the first half of 2012 and our current accident year loss ratio was primarily impacted by the series of U.S. storms in both the first and second quarters; we recognized pre-tax net losses (net of related reinstatement premiums) of $100 million for these events during the first six months of 2012. Exclusive of these losses, our current accident year loss ratio decreased slightly. This reduction primarily related to our insurance segment and was driven by a slightly lower level of large loss activity, changes in business mix and rate change.

Prior Year Reserve Development

The frequency and severity of natural catastrophe activity in the 2011 and 2010 calendar years was notably high and our June 30, 2012 net reserve for losses and loss expenses continues to include estimated amounts for numerous natural catastrophe events that occurred during that period, including: the Japanese earthquake and tsunami; three earthquakes near Christchurch, New Zealand; flooding across a widespread area of Thailand; and a number of other smaller events. We caution that the magnitude and complexity of losses arising from certain of these events, in particular the Japanese earthquake and tsunami, the New Zealand earthquakes and the Thai floods, inherently increase the level of uncertainty and, therefore, the amount of management judgment involved in arriving at our estimated net reserve for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

We derive our estimated net losses in relation to catastrophe events such as these from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. We also consider current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters. During the six months ended June 30, 2012, we continued to monitor paid and incurred loss development for catastrophe events of prior years and updated our estimates of ultimate losses accordingly; in the aggregate, there was no material change. We note that we revised our ultimate loss expectations for each of the three New Zealand earthquakes based on receipt of updated information during the second quarter of 2012; while there was no material change in the aggregate, our estimate for 2010 accident year event (New Zealand I) decreased and our combined estimate for the 2011 accident year events (New Zealand II/III) increased.

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Insurance	$35,394	$26,754	$50,289	$41,481
Reinsurance	39,218	24,796	69,551	59,773
Total	$74,612	$51,550	$119,840	$101,254

Overview

The majority of the net favorable prior year reserve development in both 2012 and 2011 related to short-tail lines of business and our professional lines business.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $68 million and $29 million of the total net favorable prior year reserve development in the second quarters of 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, these short-tail lines contributed $87 million and $66 million, respectively, of the total net favorable prior year reserve development. The net favorable development on these lines of business primarily reflected the recognition of better than expected loss emergence.

Approximately $4 million and $22 million of the net favorable prior year reserve development in the second quarter of 2012 and 2011, respectively, was generated from professional lines insurance and reinsurance business. For the six months ended June 30, 2012 and 2011, our net favorable prior year reserve development included $27 million and $38 million in relation to this business, respectively. This favorable development was driven by increased incorporation of our own historical claims experience into our estimation of ultimate loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following sections provide further details on prior year reserve development by segment, line of business and accident year.

Insurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Property and other	$30,419	$11,295	$35,064	$27,384
Marine	9,235	1,815	14,767	4,259
Aviation	1,435	1,446	2,757	2,365
Credit and political risk	(19)	(26)	(57)	(57)
Professional lines	(2,851)	16,470	1,485	18,772
Liability	(2,825)	(4,246)	(3,727)	(11,242)
Total	$35,394	$26,754	$50,289	$41,481

In the second quarter of 2012, we recognized $35 million of net favorable prior year reserve development, the notable components of which were:

•
$30 million of net favorable prior year reserve development on property and other business, primarily emanating from the 2008 through 2011 accident years. Development for the 2009 through 2011 accident years was primarily driven by better than expected loss emergence, while the $9 million of development on the 2008 accident year was largely due to a reduction in Hurricane Ike losses following the final settlement of two claims.

•	$9 million of net favorable prior year reserve development on marine business, spanning a number of accident years and related to better than expected loss emergence.

•
$3 million of net adverse prior year reserve development on professional lines business, largely in response to developments during the quarter with respect to one particular loss event for the 2005 accident year.

In the second quarter of 2011, we recognized $27 million of net favorable prior year reserve development, the principal components of which were:

•
$11 million of net favorable prior year reserve development on property and other business, the majority of which emanated from the 2009 accident year and related to better than expected loss emergence.

•	$16 million of net favorable prior year reserve development on professional lines business, primarily for the 2007 and prior accident years for reasons discussed in the overview.

For the first six months of 2012, we recognized $50 million of net favorable prior year reserve development, the principal components of which were:

•
$35 million of net favorable prior year reserve development on our property and other business, largely related to the 2009 through 2011 accident years and driven by better than expected loss emergence. In addition, we recognized $10 million of net favorable prior year development on the 2008 accident year, largely due to the Hurricane Ike related settlements noted above.

•
$15 million of net favorable prior year reserve development on marine business, spanning a number of accident years and related to better than expected loss emergence. This included $12 million of net favorable development on offshore energy business.

For the first six months of 2011, we recognized $41 million of net favorable prior year reserve development, the principal components of which were:

•
$27 million of net favorable prior year reserve development on our property and other business, the majority of which emanated from the 2009 and 2010 accident years and related to better than expected loss emergence.

•
$19 million of net favorable prior year reserve development on our professional lines business, primarily emanating from the 2004 through 2007 accident years, for reasons discussed in the overview. However, this was partially offset by $6 million of net adverse development on the 2010 accident year.

•	$11 million of net adverse prior year reserve development on liability business, primarily emanating from the 2010 accident year and related to the receipt of two notable claims.

Reinsurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Property and other	$26,771	$14,441	$34,431	$32,332
Credit and bond	7,392	8,109	11,280	18,040
Professional lines	6,510	5,299	25,858	18,914
Motor	(266)	(4,212)	(931)	(10,003)
Liability	(1,189)	1,159	(1,087)	490
Total	$39,218	$24,796	$69,551	$59,773

In the second quarter of 2012, we recognized $39 million of net favorable prior year reserve development, the principal components of which were:

•
$27 million of net favorable prior year reserve development on property and other business, consisting largely of $21 million of net favorable development on catastrophe and property business, largely related to the 2008 through 2011 accident years and driven by better than expected loss emergence.

•
$7 million of net favorable prior year reserve development on trade credit and bond reinsurance business, largely related to the 2009 through 2011 accident years, in recognition of better than expected loss emergence.

•	$7 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2007 accident year and for the reasons discussed in the overview.

In the second quarter of 2011, we recognized $25 million of net favorable prior year reserve development, the principal components of which were:

•	$14 million of net favorable prior year reserve development on property and other business, consisting largely of:

•
$11 million of net favorable prior year reserve development on catastrophe and property business, driven by better than expected loss emergence on the 2009 accident year. This was partially offset by net adverse prior year reserve development on the 2010 accident year, largely due to updated information from one cedant with respect to Irish storm losses.

•	$4 million in net favorable prior year reserve development on engineering business, primarily emanating from the 2007 through 2009 accident years and related to better than expected loss emergence.

•
$8 million of net favorable prior year reserve development on trade credit and bond reinsurance business, largely related to the 2009 accident year and in recognition of better than expected loss emergence and updated information from our cedants.

•	$5 million of net favorable prior year reserve development on professional lines reinsurance business, primarily on the 2006 accident year, for the reasons discussed in the overview.

•
$4 million of net adverse prior year reserve development on motor reinsurance business, primarily related to 2008 through 2010 accident year non-proportional business and due to changes in assumptions relating to settlement practices in the U.K. motor market (namely, Periodic Payment Orders, or "PPOs").

For the first six months of 2012, we recognized $70 million of net favorable prior year reserve development, the principal components of which were:

•	$34 million of net favorable prior year reserve development on property and other business, consisting largely of:

•	$24 million of net favorable development on catastrophe and property business, spanning a number of accident years and primarily related to better than expected loss emergence.

•
$9 million of net favorable prior year reserve development on crop business. Of this amount, $5 million related to the 2011 accident year and was largely due to updated information for one particular claim. The remainder related to the 2010 accident year and was due to better than expected loss emergence.

•	$26 million of net favorable prior year reserve development on professional lines reinsurance business, primarily on the 2005 through 2007 accident years for the reasons discussed in the overview.

•
$11 million of net favorable prior year reserve development on trade credit and bond reinsurance business, largely related to the 2009 through 2011 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

For the first six months of 2011, we recognized $60 million of net favorable prior year reserve development, the principal components of which were:

•	$32 million of net favorable prior year reserve development on property and other business largely consisting of:

•
$25 million of net favorable prior year reserve development on catastrophe and property business, largely emanating from the 2007 through 2009 accident years and due to better than expected loss emergence.

•	$4 million in net favorable prior year reserve development on engineering business, primarily emanating from the 2007 through 2009 accident years and related to better than expected loss emergence.

•
$18 million of net favorable prior year reserve development on trade credit and bond reinsurance business, largely related to the 2009 accident year and, to a lesser extent the 2010 and 2008 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•
$19 million of net favorable prior year reserve development on our professional lines reinsurance business, primarily related to the 2006 accident year and, to a lesser extent the 2005 accident year, for the reasons discussed in the overview.

•
$10 million of net adverse prior year reserve development on motor reinsurance business, primarily related to 2008 through 2010 accident year non-proportional business and due to changes in assumptions relating to settlement practices in the U.K. motor market (namely PPOs).

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2012	% Change	2011	2012	% Change	2011

Revenues:
Gross premiums written	$675,009	(1)%	$682,097	$1,199,689	8%	$1,107,088
Net premiums written	465,238	(6)%	495,049	843,853	8%	784,365
Net premiums earned	386,580	7%	359,875	776,837	13%	687,523
Other insurance related income	299		126	931		889
Expenses:
Current year net losses and loss expenses	(261,294)		(244,973)	(517,912)		(526,333)
Prior year reserve development	35,394		26,754	50,289		41,481
Acquisition costs	(58,654)		(51,244)	(119,808)		(93,322)
General and administrative expenses	(77,770)		(70,229)	(155,214)		(137,956)
Underwriting income (loss)	$24,555	21%	$20,309	$35,123	nm	$(27,718)

Ratios:		% Point Change			% Point Change
Current year loss ratio	67.6%	(0.5)	68.1%	66.7%	(9.9)	76.6%
Prior year reserve development	(9.2)%	(1.7)	(7.5)%	(6.5)%	(0.4)	(6.1)%
Acquisition cost ratio	15.2%	0.9	14.3%	15.4%	1.8	13.6%
General and administrative ratio	20.1%	0.6	19.5%	20.0%	(0.1)	20.1%
Combined ratio	93.7%	(0.7)	94.4%	95.6%	(8.6)	104.2%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended June 30,					Six months ended June 30,
	2012		2011		% Change	2012		2011		% Change

Property	$228,962	33%	$217,215	32%	5%	$366,212	30%	$333,446	30%	10%
Marine	91,652	14%	97,162	14%	(6)%	177,101	15%	160,817	15%	10%
Terrorism	11,167	2%	6,531	1%	71%	17,915	1%	12,801	1%	40%
Aviation	15,857	2%	19,694	3%	(19)%	19,531	2%	22,498	2%	(13)%
Credit and political risk	5,124	1%	11,499	2%	(55)%	8,726	1%	22,300	2%	(61)%
Professional lines	243,258	36%	229,546	34%	6%	388,861	32%	366,089	33%	6%
Liability	73,810	11%	64,137	9%	15%	119,220	10%	109,015	10%	9%
Accident & health	5,179	1%	36,313	5%	(86)%	102,123	9%	80,122	7%	27%
Total	$675,009	100%	$682,097	100%	(1)%	$1,199,689	100%	$1,107,088	100%	8%

The reduction in gross premiums written for the quarter was driven by our accident & health line, largely due timing of a large reinsurance treaty that was written in the first and second quarters of 2011 and renewed entirely in the first quarter of 2012. Excluding accident & health, gross premiums written increased by $24 million, or 4%, for the quarter. Approximately half of the growth in professional lines was attributable to renewal timing differences, with the remainder driven by newer initiatives and an improving rate environment. The increase noted for property reflected both rate increases and new business opportunities, including our renewable energy initiative. Liability growth during the quarter was driven by select new business opportunities.

The $93 million, or 8%, increase in gross premiums written during the six months ended June 30, 2012 was driven by a number of lines of business. Property and professional lines increased for the same reasons noted for the second quarter above, with the timing difference being less significant for professional lines on a year-to-date basis. Accident & health gross premiums written were up for the six month period, driven by new business. Finally, growth in our marine line of business was largely attributable to rate increases and new business opportunities in offshore energy, as well as new hull business.

Premiums Ceded: Premiums ceded in the current quarter were $210 million, or 31% of gross premiums written, compared with $187 million, or 27% in the comparable period in 2011. For the first six months of 2012, premiums ceded were $356 million, or 30% of gross premiums written, compared to $323 million, or 29%, in the same period of 2011. Given that we do not purchase significant reinsurance for our accident & health line, approximately half of the increase in the ceded premium ratio during the three months ended June 30, 2012 related to the reduction in accident & health gross premiums written discussed above. The remainder was primarily attributable to changes in our reinsurance purchasing, including higher cession rates on our professional lines quota share reinsurance program on renewal during the second quarter.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2012		2011		% Change	2012		2011		% Change

Property	$108,749	29%	$94,659	26%	15%	$209,859	28%	$186,734	27%	12%
Marine	40,488	10%	40,125	11%	1%	84,620	11%	69,406	10%	22%
Terrorism	9,530	2%	9,377	3%	2%	18,803	2%	17,575	3%	7%
Aviation	15,070	4%	18,617	5%	(19)%	30,548	4%	35,188	5%	(13)%
Credit and political risk	21,336	6%	24,908	7%	(14)%	44,125	6%	51,910	8%	(15)%
Professional lines	139,911	36%	132,972	37%	5%	281,927	36%	257,095	37%	10%
Liability	21,016	5%	23,361	7%	(10)%	41,739	5%	45,858	7%	(9)%
Accident & health	30,480	8%	15,856	4%	92%	65,216	8%	23,757	3%	175%
Total	$386,580	100%	$359,875	100%	7%	$776,837	100%	$687,523	100%	13%

Growth in our our accident & health line, commensurate with gross premiums written growth since the launch of this product offering in 2010, accounted for 55% and 46% of the overall growth in net premiums earned for the three and six months ended June 30, 2012, respectively. Recent gross premiums written growth in property and professional lines business also contributed; property reflected rate increases and new business opportunities and professional lines was driven by targeted initiatives and geographic expansion (including our Australian and Canadian operations).

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2012	% Point Change	2011	2012	% Point Change	2011

Current accident year	67.6%	(0.5)	68.1%	66.7%	(9.9)	76.6%
Prior year reserve development	(9.2)%	(1.7)	(7.5)%	(6.5)%	(0.4)	(6.1)%
Loss ratio	58.4%	(2.2)	60.6%	60.2%	(10.3)	70.5%

Current Accident Year Loss Ratio

The current accident year loss ratios for the second quarters of 2012 and 2011 were broadly comparable, with U.S. weather events similarly impacting both quarters. The second quarter ratios for 2012 and 2011 were impacted by large property and marine losses, respectively.

During the six months ended June 30, 2011, we recognized aggregate pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) of $53 million related to the Japanese earthquake and tsunami, New Zealand II and the Australian weather events, as well as $37 million for the series of severe U.S. storms and tornadoes in April and May. The global frequency and severity of catastrophe activity was comparatively subdued during the first half of 2012 and our current accident year loss ratio was primarily impacted by losses arising from the U.S. weather events in both the first and second quarters; we recognized aggregate pre-tax net losses of $53 million for these events during the first six months of 2012. Exclusive of these losses, our 2012 accident year loss ratio was slightly lower than for the comparable period of 2011, due to a modestly lower level of large loss activity, changes in business mix and rate change.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: Recent growth in our accident & health business introduced some upward movement in the acquisition cost ratio for the segment; excluding this business, the acquisition cost ratios for the second quarters of 2012 and 2011 were comparable at 14% and the year-to-date ratio increased one point to 14%.

General and Administrative Expense Ratio: Total general and administrative expenses increased for the quarter and year to date, primarily due to additional staffing costs associated with the continued build-out of the segment’s global platform. However, due to the increase in net premiums earned, the impact of these cost increases on the general and administrative expense ratios for the three and six-month periods was minimal.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2012	% Change	2011	2012	% Change	2011

Revenues:
Gross premiums written	$339,366	(7)%	$364,066	$1,339,856	(10)%	$1,487,505
Net premiums written	336,337	(5)%	355,090	1,324,909	(10)%	1,466,554
Net premiums earned	464,023	(3)%	480,139	920,131	(2)%	940,692
Expenses:
Current year net losses and loss expenses	(280,955)		(371,536)	(580,256)		(1,159,680)
Prior year reserve development	39,218		24,796	69,551		59,773
Acquisition costs	(97,743)		(96,661)	(204,985)		(189,940)
General and administrative expenses	(29,359)		(28,073)	(57,133)		(55,459)
Underwriting income (loss)	$95,184	nm	$8,665	$147,308	nm	$(404,614)
Ratios:		% Point Change			% Point Change
Current year loss ratio	60.5%	(16.9)	77.4%	63.1%	(60.2)	123.3%
Prior year reserve development	(8.4)%	(3.2)	(5.2)%	(7.6)%	(1.2)	(6.4)%
Acquisition cost ratio	21.1%	1.0	20.1%	22.3%	2.1	20.2%
General and administrative ratio	6.3%	0.4	5.9%	6.2%	0.3	5.9%
Combined ratio	79.5%	(18.7)	98.2%	84.0%	(59.0)	143.0%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended June 30,					Six months ended June 30,
	2012		2011		% Change	2012		2011		% Change

Catastrophe	$124,237	36%	$114,361	31%	9%	$270,660	20%	$367,578	25%	(26)%
Property	58,604	17%	69,079	19%	(15)%	241,050	18%	251,284	17%	(4)%
Professional lines	47,561	14%	56,412	16%	(16)%	160,902	12%	149,685	10%	7%
Credit and bond	22,670	7%	20,336	6%	11%	226,618	17%	256,980	17%	(12)%
Motor	17,876	5%	30,799	8%	(42)%	216,086	16%	225,913	15%	(4)%
Liability	56,096	17%	53,780	15%	4%	150,723	11%	152,795	10%	(1)%
Engineering	6,783	2%	5,130	1%	32%	49,819	4%	55,795	4%	(11)%
Other	5,539	2%	14,169	4%	(61)%	23,998	2%	27,475	2%	(13)%
Total	$339,366	100%	$364,066	100%	(7)%	$1,339,856	100%	$1,487,505	100%	(10)%

The $25 million, or 7%, reduction in gross premiums written during the second quarter was largely driven by reductions in motor and property business. While the motor reduction was mainly due to renewal timing, the decrease for property primarily related to exposure reductions. Catastrophe gross premiums written were up for the quarter, driven by increased exposure to Florida and Japan business with attractive risk/return characteristics and, to a lesser extent, renewal timing; these increases were partially offset by continued exposure reductions in other zones, including the Northeast and Mid-Atlantic regions of the U.S.

Gross premiums written for the first half of 2012 decreased $148 million, primarily driven by the $97 million reduction in catastrophe business. During the first quarter, we withheld capacity in certain regions where we felt that market pricing did not adequately reflect risk; as the year progresses, we will continue to monitor market opportunities. Our trade credit and bond reinsurance premiums also decreased, as we managed our European exposure base in light of current economic conditions and changes in contract terms. While motor premiums were down slightly for the six-month period, there was an underlying shift in business mix; we reduced our participation in U.K. non-proportional business in light of recent settlement trends, which was partially offset by an increase in proportional business. An increase in professional lines business, largely driven by the consolidation of one client's program, partially offset the aforementioned reductions for the six-month period.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2012		2011		% Change	2012		2011		% Change

Catastrophe	$91,431	20%	$111,479	23%	(18)%	$182,731	19%	$232,964	24%	(22)%
Property	88,913	19%	88,592	18%	—	174,306	19%	175,378	19%	(1)%
Professional lines	74,466	16%	74,676	16%	—	146,135	16%	142,231	15%	3%
Credit and bond	68,367	15%	66,220	14%	3%	137,327	15%	128,464	13%	7%
Motor	62,083	13%	57,924	12%	7%	121,637	13%	102,015	11%	19%
Liability	54,684	12%	54,762	11%	—	108,480	12%	109,015	12%	—
Engineering	17,581	4%	18,175	4%	(3)%	34,967	4%	36,365	4%	(4)%
Other	6,498	1%	8,311	2%	(22)%	14,548	2%	14,260	2%	2%
Total	$464,023	100%	$480,139	100%	(3)%	$920,131	100%	$940,692	100%	(2)%

The decreases in catastrophe-related net premiums earned for the three and six month periods primarily relate to the reduction in written premiums during 2012, described above. Partially offsetting this was growth in net premiums earned from motor and trade credit and bond business, largely reflecting increases in business written in recent quarters.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2012	% Point Change	2011	2012	% Point Change	2011

Current accident year	60.5%	(16.9)	77.4%	63.1%	(60.2)	123.3%
Prior year reserve development	(8.4)%	(3.2)	(5.2)%	(7.6)%	(1.2)	(6.4)%
Loss ratio	52.1%	(20.1)	72.2%	55.5%	(61.4)	116.9%

Current Accident Year Loss Ratio

The decreases in our current accident year loss ratios for both the quarter and year-to-date were primarily driven by a reduction in natural catastrophe-related losses.

During the three months ended June 30, 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $49 million for New Zealand III and development on first quarter 2011 catastrophe events (the Japanese earthquake and tsunami, New Zealand II and Australian weather events), as well as $38 million for the series of U.S. storms and tornadoes in April and May. During the three months ended June 30, 2012, we recognized pre-tax net losses (net of related reinstatement premiums) of $20 million for U.S. weather events in the quarter. Our estimate for first quarter 2012 U.S. weather events increased by $17 million (net of related reinstatement premiums) during the second quarter; however, this increase was fully contained within IBNR reserves established during the first quarter.

During the six months ended June 30, 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $575 million for the Japanese earthquake and tsunami, New Zealand II/III and the Australian weather events, as well as $38 million for the series of U.S. storms and tornadoes in April and May. The global frequency of catastrophe activity was comparatively subdued during the first half of 2012 and our current accident year loss ratio was primarily impacted by a high level of losses arising from the U.S. weather events in both the first and second quarters; we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $47 million for these events during the first six months of 2012.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The increases in the acquisition cost ratios for the three and six months ended June 30, 2012 were primarily driven by business mix changes, with a commission adjustments based on actual results for contracts written in prior years also contributing to the year-to-date variance.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2012	% Change	2011	2012	% Change	2011

Corporate expenses	$54,202	174%	$19,803	$72,637	76%	$41,210
Foreign exchange losses (gains)	(36,162)	nm	18,517	(15,715)	nm	33,575
Interest expense and financing costs	15,170	(2)%	15,445	30,807	(2)%	31,305
Income tax expense	2,317	(4)%	2,417	5,165	25%	4,126
Total	$35,527	(37)%	$56,182	$92,894	(16)%	$110,216

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 6.4% and 4.3%, respectively, for the three and six months ended June 30, 2012, compared to 2.4% and 2.5%, respectively, for the same periods in 2011. The transitions in senior leadership during the second quarter of 2012 resulted in the recognition of $14 million of separation payments and accelerated and incremental share-based compensation expenses of $20 million. Excluding these amounts, corporate expenses as a percentage of net premiums earned were 2.4% and 2.3% for the three and six months ended June 30, 2012, respectively.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. Dollar. The foreign exchange gains and losses for each of the periods noted above were largely driven by the remeasurement of net insurance-related liabilities denominated in the euro; that currency appreciated against the U.S. dollar in 2011, while depreciating in 2012.

Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 1.2% and 1.6% for the three and six months ended June 30, 2012, respectively, compared to 2.1% and (1.6)% in the same periods of 2011. The effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions, as well as other factors.

We generated a consolidated net loss for the six months ended June 30, 2011, as a result of the significant natural catastrophe activity previously discussed; the majority of this loss was borne by our Bermudian operations. Our U.S. and European operations, though also impacted by the natural catastrophe losses, generated taxable income for the period; as such, we recognized an income tax expense for the period.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended June 30,			Six months ended June 30,
	2012	% Change	2011	2012	% Change	2011

Fixed maturities	$76,544	(14)%	$89,203	$156,181	(12)%	$177,784
Equities	5,071	24%	4,074	6,180	26%	4,898
Other investments	(2,304)	(120)%	11,797	38,116	3%	37,108
Cash and cash equivalents	1,663	11%	1,502	3,271	(11)%	3,655
Short-term investments	33	(93)%	472	188	(78)%	859
Gross investment income	81,007	(24)%	107,048	203,936	(9)%	224,304
Investment expense	(6,558)	(7)%	(7,030)	(13,464)	(1)%	(13,631)
Net investment income	$74,449	(26)%	$100,018	$190,472	(10)%	$210,673

Pre-tax yield:(1)
Fixed maturities	2.7%		3.4%	2.8%		3.4%
Cash and cash equivalents	0.7%		0.5%	0.6%		0.6%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Despite larger average investment balances, net investment income and pre-tax yields declined during 2012 for both periods presented because of lower reinvestment yields in both the U.S. and European markets.

Equities

The increase in dividend income (net of withholding taxes) in the current quarter and year-to-date is mainly due to larger average holdings of common stocks coupled with generally higher dividend yields in the current year periods.

Other Investments

The following table provides a breakdown of total net investment income (loss) from other investments:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Hedge funds	$(7,701)	$(691)	$16,564	$3,359
Funds of hedge funds	(3,887)	234	3,885	4,137
Credit funds	(350)	541	4,643	5,750
CLO - equity tranched securities	9,634	11,713	13,024	23,862
Total net investment income (loss) from other investments	$(2,304)	$11,797	$38,116	$37,108

Pre-tax return on other investments	(0.3)%	2.0%	5.1%	6.6%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income (loss) from other investments by the average month-end fair value balances held for the periods indicated.

Our hedge funds and funds of hedge funds are intended to track the performance of the global equity markets with less volatility. During the current quarter, global equity markets had negative total returns which translated into lower valuations for our hedge funds and funds of hedge funds. This was the primary driver of lower net investment income from other investments in comparison to the prior year quarter.

CLO Equities continued to generate significant income in both the current quarter and current year to date periods. Actual default rates experienced by our holdings were lower than anticipated, resulting in higher cash distributions from CLO Equities than previously expected. During the first six months of 2012, we have collected $18 million of cash compared to $17 million collected in the prior year period.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

On sale of investments:
Fixed maturities and short-term investments	$31,898	$42,276	$51,938	$76,491
Equity securities	(10)	4,089	2,285	7,793
	31,888	46,365	54,223	84,284
OTTI charges recognized in earnings	(13,739)	(1,473)	(17,648)	(3,413)
Change in fair value of investment derivatives	6,697	(4,361)	815	(13,461)
Fair value hedges	5,559	(3,054)	7,506	211
Net realized investment gains	$30,405	$37,477	$44,896	$67,621

On sale of investments

The net realized investments gains on the sale of fixed maturities during the current quarter relate primarily to sales of U.S. corporate debt securities and non-U.S. government securities as a result of minor sector reallocations, as well as sales for financing activities due to the timing of capital transactions. Lower net gains in the current quarter and year to date period are primarily reflective of foreign exchange losses on the sale of foreign currency denominated securities. Further, in the comparable periods, we had higher gains due to sales of corporate debt securities (including matured medium term notes previously impaired), agency MBS and U.S. Treasuries as a result of portfolio rebalancing in 2011.

OTTI charges

For the three and six months ended June 30, 2012, OTTI charges were driven mostly by impairments on equities, including $9 million of losses on equity exchange traded funds ("ETFs") where we no longer assert that we have intent to hold the securities until full recovery of cost as it is likely that these investments will be reallocated to other asset classes.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange contracts. During 2012, we hedged primarily Canadian, Sterling, euro and Australian denominated securities. The unrealized gains for the quarter were primarily driven by our exposure to the euro, which declined 5% against the U.S. dollar during the quarter. These hedges did not qualify for fair value hedge accounting and accordingly, the corresponding unrealized losses on the hedged securities are recorded as part of accumulated other comprehensive income in shareholders’ equity.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net investment income	$74,449	$100,018	$190,472	$210,673
Net realized investments gains	30,405	37,477	44,896	67,621
Change in net unrealized gains/losses, net of currency hedges	(33,094)	62,095	124,231	40,332
Total	$71,760	$199,590	$359,599	$318,626

Average cash and investments(1)	$13,954,706	$13,216,813	$13,902,059	$13,050,695

Total return on average cash and investments, pre-tax(2)	0.5%	1.5%	2.6%	2.4%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)
Excluding the impact of foreign exchange fluctuation of unhedged portfolios that match foreign-denominated net insurance liabilities, the total return for the three and six months ended June 30, 2012 would be 0.7% and 2.5%, respectively (2011: 1.6% and 2.0%, respectively).

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	June 30, 2012		December 31, 2011
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$11,280,366	$11,504,448	$10,821,338	$10,940,100
Equities	609,718	631,731	699,566	677,560
Other investments	721,209	798,233	650,955	699,320
Short-term investments	71,277	71,277	149,909	149,909
Total investments	$12,682,570	$13,005,689	$12,321,768	$12,466,889

Cash and cash equivalents(1)	$872,751	$872,751	$1,082,838	$1,082,838

(1)	Includes restricted cash and cash equivalents of $122 million and $101 million for 2012 and 2011, respectively.

The amortized cost/cost of our total investments increased by $361 million from December 31, 2011, primarily due to investing a portion of our operating cash flows generated during the year. The fair value of our total investments increased by $539 million from December 31, 2011, due to net contributions to fixed maturities and other investments along with improved valuations.

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	June 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,136,154	10%	$1,148,267	10%
Non-U.S. government	1,262,543	11%	1,212,451	11%
Corporate debt	3,643,372	32%	3,609,591	33%
Agency RMBS	2,790,157	24%	2,636,634	24%
CMBS	623,396	5%	312,691	3%
Non-Agency RMBS	147,595	1%	165,713	2%
ABS	669,607	6%	632,042	6%
Municipals(1)	1,231,624	11%	1,222,711	11%
Total	$11,504,448	100%	$10,940,100	100%

Credit ratings:
U.S. government and agency	$1,136,154	10%	$1,148,267	10%
AAA(2)	5,126,285	44%	4,783,578	44%
AA	1,032,085	9%	1,345,583	12%
A	2,034,145	18%	1,949,612	18%
BBB	1,381,868	12%	1,181,156	11%
Below BBB(3)	793,911	7%	531,904	5%
Total	$11,504,448	100%	$10,940,100	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS.

(3)	Non-investment grade securities.

During the first half of 2012, we have increased our holdings of CMBS due to attractive valuations of seasoned deals with strong collateral support. All other asset classes remain mostly unchanged since December 31, 2011.

At June 30, 2012, our fixed maturities had a weighted average credit rating of AA- (2011: AA-) and an average duration of 2.8 years (2011: 2.8 years). When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $12.4 billion), the average credit rating would be unchanged and the average duration would be 2.6 years (2011: 2.5 years).

Our current non-U.S. government holdings include exposure to only three countries within the eurozone - Germany, Netherlands and Austria. All of these issuers are rated AAA and our holdings have a total fair value of $247 million (2011: $634 million). This reduction was driven primarily by our decision to sell all direct sovereign debt holdings of France, Spain and Belgium in the first quarter of this year due to attractive valuations. This resulted in proceeds of $249 million and a total realized loss of $4 million, driven primarily by foreign exchange loss. At June 30, 2012, we do not have any direct holdings of sovereign debt issued by Portugal, Italy, Ireland, Greece or Spain.

During the year, net unrealized gains increased to $224 million from $119 million at December 31, 2011. The asset classes contributing most to this improvement were non-U.S. governments, which benefited from generally lower European interest rates, and investment-grade corporate debt, which benefited mostly from tighter credit spreads.

Equities

During the year, net unrealized gains/losses moved from a net unrealized loss of $22 million at December 31, 2011 to a net unrealized gain of $22 million at June 30, 2012. The improvements resulting from a strong rally in the global equity markets during the first quarter of 2012 were tempered as the global equity markets retracted during the current quarter.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	June 30, 2012		December 31, 2011

Hedge funds
Long/short equity funds	$294,006	37%	$214,498	31%
Multi-strategy funds	234,633	29%	230,750	33%
Event-driven funds	126,117	15%	99,061	14%
Total hedge funds	654,756	81%	544,309	78%

Credit funds
Leveraged bank loan funds	61,808	8%	69,132	10%
Event-driven funds	20,103	3%	19,319	3%
Total credit funds	81,911	11%	88,451	13%

Total hedge and credit funds	736,667	92%	632,760	91%

CLO - Equities	61,566	8%	66,560	9%
Total other investments	$798,233	100%	$699,320	100%

The increase in the fair value of our hedge fund holdings during 2012 reflects $65 million of subscriptions into long/short equity funds, $25 million of subscriptions into event-driven funds and $20 million of pricing appreciation as our hedge funds benefited from the rally in the global equity markets during the first quarter of 2012.

Our credit funds are down year to date due to $10 million of cash distributions and redemptions, partly offset by $5 million of pricing appreciation.

The decrease in the fair value of our CLO - Equities since December 31, 2011, was due to the receipt of $18 million of cash distributions, partly offset by $13 million of improved valuations.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a general discussion of our liquidity and capital resources. During the first six months of 2012, we effectively reduced the dividend rate on our preferred equity capital through three separate transactions, described in further detail below. In addition, we continued the execution of common share repurchases under the program authorized by our Board of Directors.

The following table summarizes our consolidated capital for the periods indicated:

	June 30, 2012	December 31, 2011

Long-term debt	$994,951	$994,664

Preferred shares	502,843	500,000
Common equity	5,194,997	4,944,079
Shareholders’ equity	5,697,840	5,444,079
Total capital	$6,692,791	$6,438,743

Ratio of debt to total capital	14.9%	15.4%

Ratio of debt and preferred equity to total capital	22.4%	23.2%

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

Preferred Share Transactions

During March 2012, we issued 16 million newly designated 6.875% Series C preferred shares with a liquidation preference of $25.00 per share for gross proceeds of $400 million. Dividends on the Series C preferred shares are non-cumulative; to the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum. We may redeem the shares on or after April 15, 2017 at a redemption price of $25.00 per share.

Concurrent with the closing of the Series C preferred share issuance, we redeemed six million of our previously outstanding 7.25% Series A preferred shares at the $25.00 per share redemption price, for a total redemption of $150 million. Following this redemption, four million Series A preferred shares, representing $100 million in aggregate liquidation preference, remain outstanding.

During April 2012, we closed a cash tender offer for any and all of our outstanding 7.50% Series B preferred shares at a price of $102.81 per share. As a result, we repurchased 2,471,570 Series B Preferred shares, for $254 million. At June 30, 2012, 28,430 Series B preferred shares, representing $3 million in aggregate liquidation preference, remain outstanding. We may redeem these shares on or after December 1, 2015, at a redemption price of $100.00 per share.

On a combined basis, these three transactions resulted in a $7 million decrease in book value and a 42 basis point reduction in the weighted average annual dividend yield on our preferred equity.

During the six months ended June 30, 2012, our common equity increased by $251 million. The following table reconciles our opening and closing common equity positions:

Six months ended June 30,	2012

Common equity - opening	$4,944,079
Net income	324,905
Change in unrealized appreciation on available for sale investments, net of tax	114,851
Share-based compensation	45,446
Share repurchases	(137,969)
Common share dividends	(62,137)
Preferred share dividends	(20,746)
Premium on repurchase of Series B preferred shares	(6,916)
Series C preferred share issue costs (included in additional paid-in capital)	(6,456)
Foreign currency translation adjustment and other	(60)
Common equity - closing	$5,194,997

During the first six months of 2012, we repurchased 4.1 million common shares for a total of $138 million (including $129 million pursuant to our Board-authorized share repurchase program and $9 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan). At July 30, 2012, the remaining authorization under the common share repurchase program approved by our Board of Directors was $415 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

Our net paid losses may increase in the short-term due to the recent significant level of natural catastrophe activity. However, we continue to expect that cash flows generated from our operations, combined with the liquidity provided by our investment portfolio, will be sufficient to cover our required cash outflows and other contractual commitments through the foreseeable future.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2012, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we have presented operating income (loss), which is a “non-GAAP financial measure” as defined in Regulation G. Operating income (loss) represents after-tax operational results without consideration of after-tax net realized investment gains, foreign exchange (gains) losses and losses on repurchase of preferred shares. In addition, we have presented diluted operating earnings (loss) per common share and operating return on average common equity (“operating ROACE”), which are derived from the non-GAAP operating income (loss) measure.

These measures can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income (loss) available to common shareholders	$168,152	$101,068	$290,150	$(282,692)
Net realized investment gains, net of tax(1)	(28,854)	(36,583)	(40,064)	(66,725)
Foreign exchange (gains) losses, net of tax(2)	(35,853)	18,572	(15,526)	33,608
Loss on repurchase of preferred shares, net of tax(3)	9,387	—	14,009	—
Operating income (loss)	$112,832	$83,057	$248,569	$(315,809)

Earnings (loss) per common share - diluted	$1.35	$0.79	$2.31	$(2.38)
Net realized investment gains, net of tax	(0.23)	(0.28)	(0.32)	(0.56)
Foreign exchange (gains) losses, net of tax	(0.29)	0.14	(0.12)	0.28
Loss on repurchase of preferred shares, net of tax	0.07	—	0.11	—
Operating income (loss) per common share - diluted	$0.90	$0.65	$1.98	$(2.66)

Weighted average common shares and common share equivalents - diluted(4)	124,983	128,369	125,825	118,771

Average common shareholders’ equity	$5,172,088	$4,761,260	$5,069,538	$4,978,955

ROACE (annualized)	13.0%	8.5%	11.4%	(11.4)%

Operating ROACE (annualized)	8.7%	7.0%	9.8%	(12.7)%

(1)
Tax cost of $1,551 and $894 for the three months ended June 30, 2012 and 2011, respectively, and $4,832 and $896 for the six months ended June 30, 2012 and 2011, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost of $309 and $54 for the three months ended June 30, 2012 and 2011, respectively, and $189 and $33 for the six months ended June 30, 2012 and 2011, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

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

Foreign exchange losses (gains) in our Consolidated Statements of Operations are primarily driven by the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income and foreign exchange losses (gains) realized upon the sale of these investments in net realized investments gain (losses). These unrealized and realized foreign exchange rate movements generally offset a large portion of the foreign exchange losses (gains) reported separately in earnings, thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As such, the Statement of Operations foreign exchange losses (gains) in isolation are not a fair representation of the performance of our business.

Losses on repurchase of preferred shares arise from capital transactions and, therefore, are not reflective of underlying business performance.

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

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2005, a putative class action lawsuit was filed against our U.S. insurance subsidiaries. In re Insurance Brokerage Antitrust Litigation was filed on August 15, 2005 in the United States District Court for the District of New Jersey and includes as defendants numerous insurance brokers and insurance companies. The lawsuit alleges antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations in connection with the payment of contingent commissions and manipulation of insurance bids and seeks damages in an unspecified amount. On October 3, 2006, the District Court granted, in part, motions to dismiss filed by the defendants, and ordered plaintiffs to file supplemental pleadings setting forth sufficient facts to allege their antitrust and RICO claims. After plaintiffs filed their supplemental pleadings, defendants renewed their motions to dismiss. On April 15, 2007, the District Court dismissed without prejudice plaintiffs' complaint, as amended, and granted plaintiffs thirty (30) days to file another amended complaint and/or revised RICO Statement and Statements of Particularity. In May 2007, plaintiffs filed (i) a Second Consolidated Amended Commercial Class Action complaint, (ii) a Revised Particularized Statement Describing the Horizontal Conspiracies Alleged in the Second Consolidated Amended Commercial Class Action Complaint, and (iii) a Third Amended Commercial Insurance Plaintiffs' RICO Case Statement Pursuant to Local Rule 16.1(B)(4). On June 21, 2007, the defendants filed renewed motions to dismiss. On September 28, 2007, the District Court dismissed with prejudice plaintiffs' antitrust and RICO claims and declined to exercise supplemental jurisdiction over plaintiffs' remaining state law claims. On October 10, 2007, plaintiffs filed a notice of appeal of all adverse orders and decisions to the United States Court of Appeals for the Third Circuit, and a hearing was held in April 2009. On August 16, 2010, the Third Circuit Court of Appeals affirmed the District Court's dismissal of the antitrust and RICO claims arising from the contingent commission arrangements and remanded the case to the District Court with respect to the manipulation of insurance bids allegations. We continued to believe that the lawsuit was completely without merit and on that basis vigorously defended the filed action. However, for the sole purpose of avoiding additional litigation costs, we reached an agreement in principle with plaintiffs during the first quarter of 2011 to settle all claims and causes of action in this matter for an immaterial amount. On March 30, 2012, the District Court issued the final settlement order, and this matter is now closed.

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended June 30, 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
April 1-30, 2012	189,323	$33.85	184,300	$498.4	million
May 1-31, 2012	2,460,995	$34.05	2,459,004	$414.7	million
June 1-30, 2012	1,774	$32.16	—	$414.7	million
Total	2,652,092		2,643,304	$414.7	million

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

4.4
Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series C Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 19, 2012).

10.1
Employment Agreement by and among AXIS Capital Holdings Limited, AXIS Specialty U.S. Services, Inc. and Albert Benchimol dated May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

10.2
Restricted Stock Agreement for Albert Benchimol pursuant to the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

10.3
Amendment No. 5 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated May 3, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed on May 9, 2012) .

10.4
Separation Agreement and Release between Michael A. Butt and AXIS Specialty Limited dated May 3, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

10.5
Consulting Agreement between Michael A. Butt and AXIS Specialty Limited dated May 3, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

10.6	AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).
10.7
Employment Agreement dated May 16, 2012 by and between AXIS Specialty U.S. Services, Inc. and Joseph C. Henry (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2012).

10.8
Addendum to the Amended and Restated Supplemental Executive Retirement Agreement dated July 11, 2012 between AXIS Capital Holdings Limited, AXIS Specialty Limited, Codan Trust Company Limited and John R. Charman (incorporated by reference to Exhibit 10.1to the Company's Current Report on Form 8-K filed on July 16, 2012).

10.9
Addendum to the Amended and Restated Supplemental Executive Retirement Agreement dated July 13, 2012 between AXIS Capital Holdings Limited, AXIS Specialty Limited, Codan Trust Company Limited and Michael A. Butt (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 16, 2012).

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
*101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: August 1, 2012

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)