Form 10-Q
period 2012-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2012-11-01
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
As of October 24, 2012, there were 122,236,000 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2012: $11,455,967; 2011: $10,821,338)	$11,794,985	$10,940,100
Equity securities, available for sale, at fair value (Cost 2012: $594,457; 2011: $699,566)	650,168	677,560
Other investments, at fair value	838,641	699,320
Short-term investments, at fair value and amortized cost	91,814	149,909
Total investments	13,375,608	12,466,889
Cash and cash equivalents	799,585	981,849
Restricted cash and cash equivalents	69,859	100,989
Accrued interest receivable	95,654	98,346
Insurance and reinsurance premium balances receivable	1,712,025	1,413,839
Reinsurance recoverable on unpaid and paid losses	1,789,410	1,770,329
Deferred acquisition costs	460,661	407,527
Prepaid reinsurance premiums	293,684	238,623
Receivable for investments sold	7,375	3,006
Goodwill and intangible assets	98,165	99,590
Other assets	195,755	225,072
Total assets	$18,897,781	$17,806,059

Liabilities
Reserve for losses and loss expenses	$8,751,070	$8,425,045
Unearned premiums	2,770,889	2,454,462
Insurance and reinsurance balances payable	239,394	206,539
Senior notes	995,097	994,664
Other liabilities	180,040	129,329
Payable for investments purchased	105,023	151,941
Total liabilities	13,041,513	12,361,980

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A, B and C	502,843	500,000
Common shares (2012: 171,779; 2011: 170,159 shares issued and 2012: 117,857; 2011: 125,588 shares outstanding)	2,145	2,125
Additional paid-in capital	2,165,478	2,105,386
Accumulated other comprehensive income	373,199	128,162
Retained earnings	4,576,381	4,155,392
Treasury shares, at cost (2012:53,922; 2011: 44,571 shares)	(1,763,778)	(1,446,986)
Total shareholders’ equity	5,856,268	5,444,079
Total liabilities and shareholders’ equity	$18,897,781	$17,806,059

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three months ended		Nine months ended
	2012	2011	2012	2011
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$862,447	$839,992	$2,559,414	$2,468,207
Net investment income	103,638	49,396	294,110	260,068
Other insurance related income	953	1,156	1,884	2,047
Net realized investment gains:
Other-than-temporary impairment (OTTI) losses	(4,745)	(9,643)	(22,393)	(13,271)
Non-credit portion of OTTI losses recognized in other comprehensive income	—	370	—	585
Other realized investment gains	55,548	66,830	118,092	137,863
Total net realized investment gains	50,803	57,557	95,699	125,177
Total revenues	1,017,841	948,101	2,951,107	2,855,499

Expenses
Net losses and loss expenses	442,652	506,839	1,420,981	2,091,598
Acquisition costs	158,796	146,836	483,589	430,097
General and administrative expenses	134,611	114,537	419,595	349,162
Foreign exchange losses (gains)	23,927	(60,830)	8,212	(27,254)
Interest expense and financing costs	15,558	15,677	46,365	46,982
Total expenses	775,544	723,059	2,378,742	2,890,585

Income (loss) before income taxes	242,297	225,042	572,365	(35,086)
Income tax expense	10,149	3,765	15,314	7,892
Net income (loss)	232,148	221,277	557,051	(42,978)
Preferred share dividends	8,741	9,219	29,487	27,656
Loss on repurchase of preferred shares	—	—	14,009	—
Net income (loss) available to common shareholders	$223,407	$212,058	$513,555	$(70,634)

Per share data
Net income (loss) per common share:
Basic net income (loss)	$1.84	$1.68	$4.16	$(0.58)
Diluted net income (loss)	$1.82	$1.66	$4.11	$(0.58)
Weighted average number of common shares outstanding - basic	121,127	125,971	123,568	121,197
Weighted average number of common shares outstanding - diluted	122,952	128,002	124,858	121,197
Cash dividends declared per common share	$0.24	$0.23	$0.72	$0.69

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three months ended		Nine months ended
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$232,148	$221,277	$557,051	$(42,978)
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	181,711	(112,467)	328,350	4,238
Adjustment for re-classification of realized investment gains and OTTI losses recognized in net income	(53,064)	(43,097)	(84,852)	(122,417)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	128,647	(155,564)	243,498	(118,179)
Non-credit portion of OTTI losses	—	(240)	—	(455)
Foreign currency translation adjustment	1,895	(11,397)	(179)	(7,255)
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	1,718	—	1,718	—
Total other comprehensive income (loss), net of tax	132,260	(167,201)	245,037	(125,889)
Comprehensive income (loss)	$364,408	$54,076	$802,088	$(168,867)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
	(in thousands)
Preferred shares - Series A, B and C
Balance at beginning period	$500,000	$500,000
Shares issued - Series C	400,000	—
Shares repurchased - Series A and B	(397,157)	—
Balance at end of period	502,843	500,000

Common shares (par value)
Balance at beginning of period	2,125	1,934
Shares issued	20	178
Balance at end of period	2,145	2,112

Additional paid-in capital
Balance at beginning of period	2,105,386	2,059,708
Shares issued - common shares	1,812	1,791
Issue costs on newly issued preferred shares	(6,456)	—
Reversal of issue costs on repurchase of preferred shares	7,093	—
Stock options exercised	1,746	4,645
Share-based compensation expense	55,897	29,583
Balance at end of period	2,165,478	2,095,727

Accumulated other comprehensive income
Balance at beginning of period	128,162	176,821
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	116,096	161,802
Unrealized gains (losses) arising during the period, net of reclassification adjustment	243,498	(118,179)
Non-credit portion of OTTI losses	—	(455)
Balance at end of period	359,594	43,168
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	13,784	16,829
Foreign currency translation adjustments	(179)	(7,255)
Balance at end of period	13,605	9,574
Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(1,718)	(1,810)
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	1,718	—
Balance at end of period	—	(1,810)
Balance at end of period	373,199	50,932

Retained earnings
Balance at beginning of period	4,155,392	4,267,608
Net income (loss)	557,051	(42,978)
Series A, B and C preferred share dividends	(29,487)	(27,656)
Loss on repurchase of preferred shares	(14,009)	—
Common share dividends	(92,566)	(91,758)
Balance at end of period	4,576,381	4,105,216

Treasury shares, at cost
Balance at beginning of period	(1,446,986)	(1,381,101)
Shares repurchased for treasury	(316,792)	(15,781)
Balance at end of period	(1,763,778)	(1,396,882)

Total shareholders’ equity	$5,856,268	$5,357,105

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$557,051	$(42,978)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized investment gains	(95,699)	(125,177)
Net realized and unrealized gains of other investments	(72,320)	(5,890)
Amortization of fixed maturities	101,173	65,015
Other amortization and depreciation	10,306	12,245
Share-based compensation expense	55,897	29,583
Changes in:
Accrued interest receivable	2,692	1,044
Reinsurance recoverable balances	(19,081)	(181,469)
Deferred acquisition costs	(53,134)	(118,104)
Prepaid reinsurance premiums	(55,061)	(18,373)
Reserve for loss and loss expenses	326,025	1,302,466
Unearned premiums	316,427	471,944
Insurance and reinsurance balances, net	(265,331)	(307,816)
Other items	79,074	(90,857)
Net cash provided by operating activities	888,019	991,633

Cash flows from investing activities:
Purchases of:
Fixed maturities	(10,807,096)	(12,135,839)
Equity securities	(258,448)	(461,103)
Other investments	(110,084)	(180,000)
Short-term investments	(285,913)	(598,997)
Proceeds from the sale of:
Fixed maturities	9,029,030	10,855,038
Equity securities	352,064	123,636
Other investments	43,084	61,916
Short-term investments	280,934	491,682
Proceeds from redemption of fixed maturities	1,059,873	1,114,611
Proceeds from redemption of short-term investments	63,313	125,641
Purchase of other assets	(26,335)	(18,909)
Change in restricted cash and cash equivalents	31,130	(149,981)
Net cash used in investing activities	(628,448)	(772,305)

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	393,544	—
Repurchase of preferred shares	(404,073)	—
Repurchase of common shares	(316,793)	(15,781)
Dividends paid - common shares	(92,069)	(176,274)
Dividends paid - preferred shares	(29,487)	(27,656)
Proceeds from issuance of common shares	3,578	6,614
Net cash used in financing activities	(445,300)	(213,097)

Effect of exchange rate changes on foreign currency cash	3,465	(530)
Increase (decrease) in cash and cash equivalents	(182,264)	5,701
Cash and cash equivalents - beginning of period	981,849	929,515
Cash and cash equivalents - end of period	$799,585	$935,216

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at September 30, 2012 and the consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the periods ended September 30, 2012 and 2011 have not been audited. The balance sheet at December 31, 2011 is derived from our audited financial statements.

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

Indefinite-Lived Intangible Assets (Other Than Goodwill)

In July 2012, the FASB issued new guidance providing entities with the option to perform a qualitative assessment prior to calculating the estimated fair value of indefinite-lived intangible assets (other than goodwill), as required for annual impairment tests. This guidance parallels the goodwill-related guidance recently issued by the FASB, which we adopted in 2012, as noted above. Entities able to qualitatively conclude that the fair value of an indefinite-lived intangible asset (other than goodwill) more likely than not (a likelihood of more than 50%) exceeds its carrying amount can bypass the existing requirement to perform the quantitative annual impairment test. This guidance will become effective on January 1, 2013, with early adoption permitted. This new guidance does not change how an entity measures impairment losses for indefinite-lived intangible assets; thus, the adoption of this guidance will not impact our results of operations, financial condition or liquidity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION

Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Reinsurance. Therefore we have determined that we have two reportable segments, insurance and reinsurance. Except for goodwill and intangible assets, we do not allocate our assets by segment as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.

The following table summarizes the underwriting results of our reportable segments, as well as the carrying values of goodwill and intangible assets:

	2012			2011
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$529,678	$318,008	$847,686	$493,460	$341,596	$835,056
Net premiums written	332,591	318,008	650,599	331,857	341,596	673,453
Net premiums earned	398,338	464,109	862,447	370,520	469,472	839,992
Other insurance related income	953	—	953	1,156	—	1,156
Net losses and loss expenses	(185,845)	(256,807)	(442,652)	(207,403)	(299,436)	(506,839)
Acquisition costs	(59,026)	(99,770)	(158,796)	(51,753)	(95,083)	(146,836)
General and administrative expenses	(78,029)	(28,924)	(106,953)	(72,005)	(25,439)	(97,444)
Underwriting income	$76,391	$78,608	$154,999	$40,515	$49,514	$90,029

Corporate expenses			(27,658)			(17,093)
Net investment income			103,638			49,396
Net realized investment gains			50,803			57,557
Foreign exchange (losses) gains			(23,927)			60,830
Interest expense and financing costs			(15,558)			(15,677)
Income before income taxes			$242,297			$225,042

Net loss and loss expense ratio	46.7%	55.3%	51.3%	56.0%	63.8%	60.3%
Acquisition cost ratio	14.8%	21.5%	18.4%	14.0%	20.3%	17.5%
General and administrative expense ratio	19.6%	6.3%	15.6%	19.4%	5.4%	13.7%
Combined ratio	81.1%	83.1%	85.3%	89.4%	89.5%	91.5%

Goodwill and intangible assets	$98,165	$—	$98,165	$98,260	$—	$98,260

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2012			2011
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,729,365	$1,657,864	$3,387,229	$1,600,548	$1,829,101	$3,429,649
Net premiums written	1,176,443	1,642,917	2,819,360	1,116,222	1,808,150	2,924,372
Net premiums earned	1,175,173	1,384,241	2,559,414	1,058,042	1,410,165	2,468,207
Other insurance related income	1,884	—	1,884	2,047	—	2,047
Net losses and loss expenses	(653,471)	(767,510)	(1,420,981)	(692,255)	(1,399,343)	(2,091,598)
Acquisition costs	(178,834)	(304,755)	(483,589)	(145,075)	(285,022)	(430,097)
General and administrative expenses	(233,243)	(86,057)	(319,300)	(209,960)	(80,900)	(290,860)
Underwriting income (loss)	$111,509	$225,919	337,428	$12,799	$(355,100)	(342,301)

Corporate expenses			(100,295)			(58,302)
Net investment income			294,110			260,068
Net realized investment gains			95,699			125,177
Foreign exchange (losses) gains			(8,212)			27,254
Interest expense and financing costs			(46,365)			(46,982)
Income (loss) before income taxes			$572,365			$(35,086)

Net loss and loss expense ratio	55.6%	55.4%	55.5%	65.4%	99.2%	84.7%
Acquisition cost ratio	15.2%	22.0%	18.9%	13.7%	20.2%	17.4%
General and administrative expense ratio	19.9%	6.3%	16.4%	19.9%	5.8%	14.2%
Combined ratio	90.7%	83.7%	90.8%	99.0%	125.2%	116.3%

Goodwill and intangible assets	$98,165	$—	$98,165	$98,260	$—	$98,260

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At September 30, 2012
Fixed maturities
U.S. government and agency	$1,226,488	$10,801	$(69)	$1,237,220	$—
Non-U.S. government	1,107,862	30,373	(4,796)	1,133,439	—
Corporate debt	3,533,390	133,153	(9,954)	3,656,589	—
Agency RMBS(1)	2,907,852	88,605	(371)	2,996,086	—
CMBS(2)	688,241	25,224	(599)	712,866	—
Non-Agency RMBS	143,585	3,989	(3,721)	143,853	(974)
ABS(3)	620,675	8,998	(7,066)	622,607	—
Municipals(4)	1,227,874	64,771	(320)	1,292,325	—
Total fixed maturities	$11,455,967	$365,914	$(26,896)	$11,794,985	$(974)

Equity securities
Common stocks	$386,142	$58,462	$(11,075)	$433,529
Exchange-traded funds	108,614	7,337	—	115,951
Non-U.S. bond mutual funds	99,701	987	—	100,688
Total equity securities	$594,457	$66,786	$(11,075)	$650,168

At December 31, 2011
Fixed maturities
U.S. government and agency	$1,142,732	$5,669	$(134)	$1,148,267	$—
Non-U.S. government	1,241,664	7,359	(36,572)	1,212,451	—
Corporate debt	3,581,320	85,766	(57,495)	3,609,591	—
Agency RMBS	2,568,053	69,073	(492)	2,636,634	—
CMBS	298,138	14,816	(263)	312,691	—
Non-Agency RMBS	177,529	1,431	(13,247)	165,713	(1,120)
ABS	639,949	7,094	(15,001)	632,042	—
Municipals	1,171,953	52,438	(1,680)	1,222,711	—
Total fixed maturities	$10,821,338	$243,646	$(124,884)	$10,940,100	$(1,120)

Equity securities
Common stocks	$341,603	$25,143	$(19,291)	$347,455
Exchange-traded funds	239,411	77	(25,507)	213,981
Non-U.S. bond mutual funds	118,552	—	(2,428)	116,124
Total equity securities	$699,566	$25,220	$(47,226)	$677,560

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

	Amortized Cost	Fair Value	% of Total Fair Value

At September 30, 2012
Maturity
Due in one year or less	$620,309	$625,543	5.3%
Due after one year through five years	4,595,529	4,691,519	39.8%
Due after five years through ten years	1,803,938	1,921,575	16.3%
Due after ten years	75,838	80,936	0.7%
	7,095,614	7,319,573	62.1%
Agency RMBS	2,907,852	2,996,086	25.4%
CMBS	688,241	712,866	6.0%
Non-Agency RMBS	143,585	143,853	1.2%
ABS	620,675	622,607	5.3%
Total	$11,455,967	$11,794,985	100.0%

At December 31, 2011
Maturity
Due in one year or less	$543,100	$539,009	4.9%
Due after one year through five years	4,694,832	4,685,866	42.8%
Due after five years through ten years	1,779,811	1,845,054	16.9%
Due after ten years	119,926	123,091	1.1%
	7,137,669	7,193,020	65.7%
Agency RMBS	2,568,053	2,636,634	24.1%
CMBS	298,138	312,691	2.9%
Non-Agency RMBS	177,529	165,713	1.5%
ABS	639,949	632,042	5.8%
Total	$10,821,338	$10,940,100	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At September 30, 2012
Fixed maturities
U.S. government and agency	$—	$—	$124,302	$(69)	$124,302	$(69)
Non-U.S. government	10,628	(549)	392,016	(4,247)	402,644	(4,796)
Corporate debt	81,000	(4,266)	419,085	(5,688)	500,085	(9,954)
Agency RMBS	11,180	(62)	141,150	(309)	152,330	(371)
CMBS	3,112	(30)	32,983	(569)	36,095	(599)
Non-Agency RMBS	42,181	(3,659)	12,044	(62)	54,225	(3,721)
ABS	87,340	(6,133)	35,568	(933)	122,908	(7,066)
Municipals	3,115	(99)	6,008	(221)	9,123	(320)
Total fixed maturities	$238,556	$(14,798)	$1,163,156	$(12,098)	$1,401,712	$(26,896)

Equity securities
Common stocks	$16,237	$(3,029)	$76,249	$(8,046)	$92,486	$(11,075)
Exchange-traded funds	—	—	—	—	—	—
Non-U.S. bond mutual funds	—	—	—	—	—	—
Total equity securities	$16,237	$(3,029)	$76,249	$(8,046)	$92,486	$(11,075)

At December 31, 2011
Fixed maturities
U.S. government and agency	$—	$—	$233,816	$(134)	$233,816	$(134)
Non-U.S. government	—	—	786,034	(36,572)	786,034	(36,572)
Corporate debt	54,843	(2,437)	1,228,479	(55,058)	1,283,322	(57,495)
Agency RMBS	—	—	105,059	(492)	105,059	(492)
CMBS	5,155	(17)	11,243	(246)	16,398	(263)
Non-Agency RMBS	43,348	(8,127)	85,053	(5,120)	128,401	(13,247)
ABS	65,096	(9,497)	201,569	(5,504)	266,665	(15,001)
Municipals	8,450	(1,467)	38,590	(213)	47,040	(1,680)
Total fixed maturities	$176,892	$(21,545)	$2,689,843	$(103,339)	$2,866,735	$(124,884)

Equity securities
Common stocks	$4,445	$(2,105)	$124,481	$(17,186)	$128,926	$(19,291)
Exchange-traded funds	—	—	212,050	(25,507)	212,050	(25,507)
Non-U.S. bond mutual funds	—	—	116,124	(2,428)	116,124	(2,428)
Total equity securities	$4,445	$(2,105)	$452,655	$(45,121)	$457,100	$(47,226)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Fixed Maturities

At September 30, 2012, 445 fixed maturities (2011: 791) were in an unrealized loss position of $27 million (2011: $125 million) of which $4 million (2011: $18 million) of this balance was related to securities below investment grade or not rated.

At September 30, 2012, 163 (2011: 138) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $239 million (2011: $177 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily depressed at September 30, 2012, and are expected to recover in value as the securities approach maturity. Further, at September 30, 2012, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At September 30, 2012, 103 securities (2011: 128) were in an unrealized loss position of $11 million (2011: $47 million).

At September 30, 2012, 28 (2011: 10) securities have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $16 million (2011: $4 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that all remaining equities in an unrealized loss position were temporarily impaired at September 30, 2012.

b) Other Investments

The following table provides a breakdown of our investments in hedge and credit funds and CLO equity tranched securities (CLO Equities), together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At September 30, 2012
Long/short equity funds	$305,339	36%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	242,214	29%	Quarterly, Semi-annually	60-95 days
Event-driven funds	166,104	20%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	62,272	7%	Quarterly	65 days
CLO - Equities	62,712	8%	n/a	n/a
Total other investments	$838,641	100%

At December 31, 2011
Multi-strategy funds	$230,750	33%	Quarterly, Semi-annually	60-95 days
Long/short equity funds	214,498	31%	Quarterly, Semi-annually	30-60 days
Event-driven funds	118,380	17%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	69,132	10%	Quarterly	65 days
CLO - Equities	66,560	9%	n/a	n/a
Total other investments	$699,320	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

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

Two common redemption restrictions which may impact our ability to redeem our hedge and credit funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2012 and 2011, neither of these restrictions impacted our redemption requests. At September 30, 2012, $48 million (2011: $90 million) of our long/short equity funds, representing 6% (2011: 13%) of our total other investments, relate to holdings where we are still within the lockup period. The expiries of these lockup periods range from September, 2012 to September, 2014. No other category contains investments currently subject to lockup.

At September 30, 2012, $33 million (2011: $45 million) of our hedge and credit fund investments were invested in funds that are not accepting redemption requests. Of this amount, 84% relates to a leveraged bank loan fund in a period of planned principal distributions which has a target completion date in late 2013 and, based on current market conditions and payments made to date, management expects this target date to be met. The remainder primarily relates to funds that entered liquidation or had their assets side pocketed as a result of the global financial crisis which began in late 2008. For these funds, management is currently unable to estimate when those funds will be distributed.

At September 30, 2012, we have no unfunded commitments relating to our investments in hedge and credit funds.

c) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Fixed maturities	$72,251	$81,900	$228,432	$259,683
Equity securities	2,862	2,079	9,042	6,977
Other investments	34,242	(30,376)	72,358	6,732
Cash and cash equivalents	708	1,148	3,979	4,803
Short-term investments	537	302	725	1,161
Gross investment income	110,600	55,053	314,536	279,356
Investment expenses	(6,962)	(5,657)	(20,426)	(19,288)
Net investment income	$103,638	$49,396	$294,110	$260,068

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 d) Net Realized Investment Gains

The following table provides an analysis of net realized investment gains:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Gross realized gains	$88,646	$86,341	$229,246	$223,264
Gross realized losses	(26,017)	(33,595)	(112,394)	(86,235)
Net OTTI recognized in earnings	(4,745)	(9,273)	(22,393)	(12,686)
Net realized gains on fixed maturities and equity securities	57,884	43,473	94,459	124,343
Change in fair value of investment derivatives(1)	(7,329)	18,825	(6,514)	5,364
Fair value hedges(1)	248	(4,741)	7,754	(4,530)
Net realized investment gains	$50,803	$57,557	$95,699	$125,177

(1) Refer to Note 5 – Derivative Instruments

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Fixed maturities:
Non-U.S. government	$1,852	$—	$2,851	$—
Corporate debt	861	928	1,419	1,954
Non-Agency RMBS	91	347	2,210	717
ABS	—	—	478	61
Municipals	—	—	—	483
	2,804	1,275	6,958	3,215
Equities
Common stocks	1,941	7,998	6,432	9,471
Exchange-traded funds	—	—	9,003	—
	1,941	7,998	15,435	9,471
Total OTTI recognized in earnings	$4,745	$9,273	$22,393	$12,686

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses ("credit loss table"), before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Balance at beginning of period	$1,949	$1,894	$2,061	$57,498
Credit impairments recognized on securities not previously impaired	—	448	—	448
Additional credit impairments recognized on securities previously impaired	—	—	—	(96)
Change in timing of future cash flows on securities previously impaired	—	—	—	(5)
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(210)	(30)	(322)	(55,533)
Balance at end of period	$1,739	$2,312	$1,739	$2,312

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS

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

Other Investments

As a practical expedient, we estimate fair values for hedge and credit funds using NAVs as advised by external fund managers or third party administrators. For each of our hedge and credit funds, the NAV is based on the manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents and in accordance with U.S. GAAP. For any funds for which we have not yet received a NAV concurrent with our period end date, we record an estimate of the change in fair value for the period subsequent to the most recent NAV. Such estimates are based on return estimates for the period between the most recently issued NAV and the period end date; these estimates are obtained from the relevant fund managers. Accordingly, we do not have a reporting lag in our fair value measurements for these funds. Historically, our valuation estimates incorporating these return estimates have not significantly diverged from the subsequent NAVs.

Within the hedge and credit fund industries, there is a general lack of transparency necessary to facilitate a detailed independent assessment of the values placed on the securities underlying the NAV provided by the fund manager or fund administrator. To address this, on a quarterly basis, we perform a number of monitoring procedures designed to assist us in the assessment of the quality of the information provided by managers and administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager, regular evaluation of fund performance against applicable benchmarks and the backtesting of our fair value estimates against subsequently received NAVs. Backtesting involves comparing our previously reported values for each individual fund against NAVs per audited financial statements (for year-end values) and final NAVs from fund managers and fund administrators (for interim values).

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

At September 30, 2012, the CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (internal discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At September 30, 2012
Assets
Fixed maturities
U.S. government and agency	$913,858	$323,362	$—	$1,237,220
Non-U.S. government	—	1,133,439	—	1,133,439
Corporate debt	—	3,655,039	1,550	3,656,589
Agency RMBS	—	2,996,086	—	2,996,086
CMBS	—	712,866	—	712,866
Non-Agency RMBS	—	143,853	—	143,853
ABS	—	569,905	52,702	622,607
Municipals	—	1,292,325	—	1,292,325
	913,858	10,826,875	54,252	11,794,985
Equity securities
Common stocks	433,529	—	—	433,529
Exchange-traded funds	115,951	—	—	115,951
Non-U.S. bond mutual funds	—	100,688	—	100,688
	549,480	100,688	—	650,168
Other investments
Hedge funds	—	375,083	317,795	692,878
Credit funds	—	34,590	48,461	83,051
CLO-Equities	—	—	62,712	62,712
	—	409,673	428,968	838,641
Short-term investments	—	91,814	—	91,814
Other assets (see Note 5)	—	11,448	—	11,448
Total	$1,463,338	$11,440,498	$483,220	$13,387,056
Liabilities
Other liabilities (see Note 5)	$—	$1,904	$—	$1,904

At December 31, 2011
Assets
Fixed maturities
U.S. government and agency	$765,519	$382,748	$—	$1,148,267
Non-U.S. government	—	1,212,451	—	1,212,451
Corporate debt	—	3,608,041	1,550	3,609,591
Agency RMBS	—	2,636,634	—	2,636,634
CMBS	—	312,691	—	312,691
Non-Agency RMBS	—	165,713	—	165,713
ABS	—	582,714	49,328	632,042
Municipals	—	1,222,711	—	1,222,711
	765,519	10,123,703	50,878	10,940,100
Equity securities
Common stocks	347,455	—	—	347,455
Exchange-traded funds	213,981	—	—	213,981
Non-U.S. bond mutual funds	—	116,124	—	116,124
	561,436	116,124	—	677,560
Other investments
Hedge funds	—	248,208	296,101	544,309
Credit funds	—	38,308	50,143	88,451
CLO-Equities	—	—	66,560	66,560
	—	286,516	412,804	699,320
Short-term investments	—	149,909	—	149,909
Other assets (see Note 5)	—	38,175	—	38,175
Total	$1,326,955	$10,714,427	$463,682	$12,505,064
Liabilities
Other liabilities (see Note 5)	$—	$2,035	$—	$2,035

During 2012 and 2011, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 Fair Value Measurements

Except for hedge funds and credit funds priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at September 30, 2012 for our investments classified as Level 3 in the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

ABS - CLO Debt	$51,749	Discounted cash flow	Credit spreads	5.1% - 6.6%	5.6%
			Illiquidity discount (1)	5.0%	5%

Other investments - CLO - Equities	$62,712	Discounted cash flow	Default rates	4.0% - 5.0%	4.4%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	2.6% - 4.2%	3.2%
			Estimated maturity dates	1.9 - 6.1 years	4.9 years

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Three months ended September 30, 2012
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
ABS	49,944	—	—	—	2,854	—	—	(96)	52,702	—
	51,494	—	—	—	2,854	—	—	(96)	54,252	—
Other investments
Hedge funds	305,730	—	—	12,437	—	—	(372)	—	317,795	12,437
Credit funds	48,792	—	—	3,958	—	—	—	(4,289)	48,461	3,958
CLO-Equities	61,566	—	—	10,319	—	—	—	(9,173)	62,712	10,319
	416,088	—	—	26,714	—	—	(372)	(13,462)	428,968	26,714
Total assets	$467,582	$—	$—	$26,714	$2,854	$—	$(372)	$(13,558)	$483,220	$26,714

Nine months ended September 30, 2012
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
ABS	49,328	—	—	—	4,281	—	—	(907)	52,702	—
	50,878	—	—	—	4,281	—	—	(907)	54,252	—
Other investments
Hedge funds	296,101	—	—	22,069	—	—	(372)	(3)	317,795	22,069
Credit funds	50,143	—	—	5,597	—	—	—	(7,279)	48,461	5,597
CLO-Equities	66,560	—	—	23,343	—	—	—	(27,191)	62,712	23,343
	412,804	—	—	51,009	—	—	(372)	(34,473)	428,968	51,009
Total assets	$463,682	$—	$—	$51,009	$4,281	$—	$(372)	$(35,380)	$483,220	$51,009

(1)
Gains and losses included in earnings on fixed maturities are included in net realized investment gains (losses). Gains and (losses) included in earnings on other investments are included in net investment income.

(2)	Gains and losses included in other comprehensive income (“OCI”) on fixed maturities are included in unrealized gains (losses) arising during the period.

(3)	Change in unrealized investment gain/(loss) relating to assets held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Three months ended September 30, 2011
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	11,268	—	(1,525)	—	(3)	—	—	(610)	9,130	—
ABS	44,733	1,293	—	—	2,211	—	—	—	48,237	—
	57,551	1,293	(1,525)	—	2,208	—	—	(610)	58,917	—
Other investments
Hedge funds	461,579	—	—	(23,608)	—	60,000	(729)	—	497,242	(23,608)
Credit funds	98,794	—	—	(11,407)	—	—	—	—	87,387	(11,131)
CLO-Equities	63,277	—	—	4,363	—	—	—	(8,999)	58,641	4,363
	623,650	—	—	(30,652)	—	60,000	(729)	(8,999)	643,270	(30,376)
Total assets	$681,201	$1,293	$(1,525)	$(30,652)	$2,208	$60,000	$(729)	$(9,609)	$702,187	$(30,376)

Nine months ended September 30, 2011
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	19,678	—	(9,034)	—	69	—	—	(1,583)	9,130	—
ABS	43,178	1,293	—	—	3,766	—	—	—	48,237	—
	64,406	1,293	(9,034)	—	3,835	—	—	(1,583)	58,917	—
Other investments
Hedge funds	358,277	—	—	(16,112)	—	180,000	(24,923)	—	497,242	(16,112)
Credit funds	104,756	—	—	(6,223)	—	—	—	(11,146)	87,387	(5,380)
CLO-Equities	56,263	—	—	28,224	—	—	—	(25,846)	58,641	28,224
	519,296	—	—	5,889	—	180,000	(24,923)	(36,992)	643,270	6,732
Total assets	$583,702	$1,293	$(9,034)	$5,889	$3,835	$180,000	$(24,923)	$(38,575)	$702,187	$6,732

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

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during the three and nine months ended September 30, 2011 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers. There were no transfers into Level 3 from Level 2 during 2012.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made during the three and nine months ended September 30, 2011 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers as a result of the return of liquidity in the credit markets. There were no transfers out of Level 3 into Level 2 in 2012.

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

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at September 30, 2012, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At September 30, 2012, our senior notes are recorded at amortized cost with a carrying value of $995 million (2011: $995 million) and have a fair value of $1,094 million (2011: $1,039 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

5.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

	September 30, 2012			December 31, 2011
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives designated as hedging instruments
Foreign exchange forward contracts	$—	$—	$—	$540,176	$16,519	$—
Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	295,946	1,194	1,700	287,711	7,012	1,783
Relating to underwriting portfolio:
Foreign exchange forward contracts	$501,170	10,254	204	$955,728	14,644	252
Total derivatives		$11,448	$1,904		$38,175	$2,035

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

Fair Value Hedges

We entered into foreign exchange forward contracts to hedge the foreign currency exposure of certain available for sale fixed maturity portfolios denominated in euros. The hedges were designated and qualified as fair value hedges, resulting in the net impact of the hedges recognized in net realized investment gains (losses). During 2012, we sold all available for sale fixed maturities in the portfolios that qualified for hedge accounting and settled all of the associated foreign exchange forward contracts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table provides the total impact on earnings relating to foreign exchange forward contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Foreign exchange forward contracts	$5,290	$39,179	$10,853	$(5,997)
Hedged investment portfolio	(5,042)	(43,920)	(3,099)	1,467
Hedge ineffectiveness recognized in earnings	$248	$(4,741)	$7,754	$(4,530)

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$(7,329)	$18,825	$(6,514)	$5,364
Relating to underwriting portfolio:
Currency collar options	Foreign exchange gains (losses)	—	(2,975)	—	352
Foreign exchange forward contracts	Foreign exchange gains (losses)	12,425	(2,759)	26,081	18,842
Total		$5,096	$13,091	$19,567	$24,558

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Nine months ended September 30,	2012	2011

Gross reserve for losses and loss expenses, beginning of period	$8,425,045	$7,032,375
Less reinsurance recoverable on unpaid losses, beginning of period	(1,736,823)	(1,540,633)
Net reserve for unpaid losses and loss expenses, beginning of period	6,688,222	5,491,742

Net incurred losses and loss expenses related to:
Current year	1,601,255	2,271,284
Prior years	(180,274)	(179,686)
	1,420,981	2,091,598
Net paid losses and loss expenses related to:
Current year	(169,843)	(285,137)
Prior years	(1,004,453)	(700,522)
	(1,174,296)	(985,659)

Foreign exchange and other	47,280	(3,949)

Net reserve for unpaid losses and loss expenses, end of period	6,982,187	6,593,732
Reinsurance recoverable on unpaid losses, end of period	1,768,883	1,741,109
Gross reserve for losses and loss expenses, end of period	$8,751,070	$8,334,841

We write business with loss experience generally characterized as low frequency and high severity in nature, which results in volatility in our financial results. During the nine months ended September 30, 2011, we recognized aggregate natural catastrophe-related net loss and loss expenses of $653 million in relation to the Japanese earthquake and tsunami, the February and June earthquakes in New Zealand and the first quarter Australian weather events.

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Insurance	$31,566	$32,594	$81,855	$74,076
Reinsurance	28,865	45,837	98,419	105,610
Total	$60,431	$78,431	$180,274	$179,686

The majority of the net favorable prior year reserve development related to short-tail lines of business, with our professional lines business also contributing notably in 2011.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $59 million and $45 million of the total net favorable prior year reserve development in the third quarters of 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, these short-tail classes contributed $146 million and $112 million, respectively, of the total net favorable prior year reserve development. The net favorable development from these classes primarily reflected the recognition of better than expected loss emergence.

Approximately $31 million and $68 million of the net favorable prior year reserve development in the three and nine months ended September 30, 2011, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our estimation of ultimate loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks. Given the significance of the global financial crisis, we expect that loss development patterns for the 2007 through 2009 accident years may ultimately differ from other years; as a result, the incorporation of our own experience for the these accident years remains modest at this stage.

The frequency and severity of natural catastrophe activity in the 2011 and 2010 calendar years was notably high and our September 30, 2012 net reserve for losses and loss expenses continues to include estimated amounts for numerous natural catastrophe events that occurred during that period, including: the Japanese earthquake and tsunami; the notable 2010 and 2011 earthquakes near Christchurch, New Zealand; flooding across a widespread area of Thailand; and a number of other smaller events. We caution that the magnitude and complexity of losses arising from certain of these events, in particular the Japanese earthquake and tsunami, the New Zealand earthquakes and the Thai floods, inherently increase the level of uncertainty and, therefore, the amount of management judgment involved in arriving at our estimated net reserve for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

We derive our estimated net losses in relation to catastrophe events such as these from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. We also consider current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters. During the nine months ended September 30, 2012, we continued to monitor paid and incurred loss development for catastrophe events of prior years and updated our estimates of ultimate losses accordingly; in the aggregate, there was no material change.

7.	SHARE-BASED COMPENSATION

In May 2012, our shareholders approved an amendment to the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (the "2007 Plan"), increasing the number of common shares authorized for issuance by 6,000,000. At September 30, 2012, 6,574,450 equity based awards remain available for grant under the 2007 plan.

Restricted Stock

During 2012, the Company granted a performance-based stock award to a key employee in order to promote long-term growth and profitability. The award represents the right to receive a specified number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period, which is the period ending on the third anniversary of the grant date. At September 30, 2012, we anticipate that the established performance criterion for this award is likely to be achieved.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION (CONTINUED)

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the nine months ended September 30, 2012:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	—	$—	3,816	$32.69
Granted	250	34.42	2,183	31.93
Vested	—	—	(1,259)	31.95
Forfeited	—	—	(211)	32.77
Nonvested restricted stock - end of period	250	$34.42	4,529	$32.64

For the three months ended September 30, 2012, we incurred share-based compensation costs of $10 million (2011: $10 million) and recorded tax benefits thereon of $2 million (2011: $1 million). For the nine months ended September 30, 2012, we incurred share-based compensation costs of $56 million (2011: $30 million) and recorded tax benefits thereon of $6 million (2011: $5 million). The fair value of shares vested during the nine months ended September 30, 2012 was $41 million (2011: $65 million). At September 30, 2012 there were $101 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.7 years.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Basic earnings (loss) per common share
Net income (loss)	$232,148	$221,277	$557,051	$(42,978)
Less preferred shares dividends	8,741	9,219	29,487	27,656
Loss on repurchase of preferred shares	—	—	14,009	—
Net income (loss) available to common shareholders	223,407	212,058	513,555	(70,634)
Weighted average number of common shares outstanding - basic	121,127	125,971	123,568	121,197
Basic earnings (loss) per common share	$1.84	$1.68	$4.16	$(0.58)

Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$223,407	$212,058	$513,555	$(70,634)

Weighted average number of common shares outstanding - basic	121,127	125,971	123,568	121,197
Warrants	—	1,108	—	—
Stock compensation plans	1,825	923	1,290	—
Weighted average number of common shares outstanding - diluted	122,952	128,002	124,858	121,197

Diluted earnings (loss) per common share	$1.82	$1.66	$4.11	$(0.58)

Anti-dilutive shares excluded from the dilutive computation	16	1,960	819	5,447

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDER'S EQUITY

a)	Preferred Shares

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

b)	Common shares

The following table presents our common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Shares issued, balance at beginning of period	171,468	168,737	170,159	154,912
Shares issued	311	362	1,620	14,187
Total shares issued at end of period	171,779	169,099	171,779	169,099

Treasury shares, balance at beginning of period	(48,695)	(42,926)	(44,571)	(42,519)
Shares repurchased	(5,227)	(32)	(9,351)	(439)
Total treasury shares at end of period	(53,922)	(42,958)	(53,922)	(42,958)

Total shares outstanding	117,857	126,141	117,857	126,141

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS' EQUITY (CONTINUED)

During the nine months ended September 30, 2011, certain of our founding shareholders exercised their warrants on a cashless basis pursuant to the terms of the applicable warrant agreements, resulting in a lower number of shares being issued than the number of warrants exercised. Accordingly, we issued 11,852,589 shares upon the exercise of 18,102,623 warrants. In connection with the warrant exercise, we paid deferred dividends of $93 million to those warrant holders who chose the deferred cash option for dividends declared. All remaining warrants were exercised in the fourth quarter of 2011.

c)	Treasury Shares

The following table presents our share repurchases, which are held in treasury:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

In the open market:
Total shares	2,217	—	6,057	—
Total cost	$74,982	$—	$203,704	$—
Average price per share(1)	$33.83	$—	$33.63	$—

From employees:
Total shares	10	32	294	439
Total cost	$341	$971	$9,588	$15,781
Average price per share(1)	$34.08	$30.63	$32.59	$35.97

From founding shareholder:(2)
Total shares	3,000	—	3,000	—
Total cost	$103,500	$—	$103,500	$—
Average price per share(1)	$34.50	$—	$34.50	$—

Total:
Total shares	5,227	32	9,351	439
Total cost	$178,823	$971	$316,792	$15,781
Average price per share(1)	$34.21	$30.63	$33.88	$35.97

(1)	Calculated using whole figures.
(2) During the third quarter of 2012, we privately negotiated with Trident II, L.P. and affiliated entities to repurchase 3,000,000 of our common shares.

10.	RETIREMENT PLANS

We settled all obligations under our supplemental executive retirement plan during the third quarter of 2012, resulting in the recognition of an insignificant loss.

11.	DEBT AND FINANCING ARRANGEMENTS

We are party to a $750 million letter of credit facility (the "LOC Facility") and a $500 million credit facility (the "Credit Facility"). At September 30, 2012, letters of credit outstanding under the LOC Facility and the Credit Facility totaled $358 million and nil, respectively. There was no debt outstanding under the Credit Facility.
We were in compliance with all LOC Facility and Credit Facility covenants at September 30, 2012.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	COMMITMENTS AND CONTINGENCIES

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

b)    Dividends for Common Shares

On September 21, 2012, our Board of Directors declared a dividend of $0.24 per common share to shareholders of record at the close of business on October 2, 2012 and payable on October 15, 2012.

c)    Reinsurance Purchase Commitment

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly, at September 30, 2012, we have an outstanding reinsurance purchase commitment of $61 million.

13.	SUBSEQUENT EVENT

In October 2012, the landfall of Post-Tropical Cyclone Sandy impacted numerous regions of the Eastern United States, causing widespread property damage and flooding.  While we will be impacted by losses arising from this event, available information is currently insufficient to arrive at a reasonable estimate of our aggregate net exposure.

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

THIRD QUARTER 2012 FINANCIAL HIGHLIGHTS

Third Quarter 2012 Consolidated Results of Operations

•	Net income available to common shareholders of $223 million, or $1.84 per share basic and $1.82 diluted

•	Operating income of $201 million, or $1.63 per diluted share(1)

•	Gross premiums written of $848 million

•	Net premiums written of $651 million

•	Net premiums earned of $862 million

•	Net favorable prior year reserve development of $60 million, pre-tax

•	Notable catastrophe and weather-related losses in the quarter included:

•	Estimated pre-tax net losses (net of related reinstatement premiums) of $40 million resulting from the impact of severe drought conditions on U.S. crops and $20 million for Hurricane Issac; and

•	An aggregate $27 million reduction in our estimate of pre-tax net losses (net of related reinstatement premiums) for first and second quarter 2012 U.S. weather events

•	No material change in our aggregate estimate for losses related to 2011 and 2010 calendar year natural catastrophe events

•	Underwriting income of $155 million and combined ratio of 85.3%

•	Net investment income of $104 million

•	Net realized investment gains of $51 million
Third Quarter 2012 Consolidated Financial Condition

•	Total cash and investments of $14.2 billion; fixed maturities, cash and short-term securities comprise 90% of total cash and investments and have an average credit rating of AA-

•
$9.0 billion, or 63%, of our cash and investment portfolio invested in investment-grade, short-term and intermediate-maturity fixed income holdings (excluding restricted cash and investments), where cash proceeds from sales are expected to be available within one to three business days under normal market conditions

•	Total assets of $18.9 billion

•	Reserve for losses and loss expenses of $8.8 billion and reinsurance recoverable of $1.8 billion

•	Total debt of $995 million and a debt to total capital ratio of 14.5%

•	Repurchased 5.2 million common shares for total cost of $179 million; remaining authorization under the repurchase program approved by our Board of Directors of $236 million at October 31, 2012

•	Common shareholders’ equity of $5.4 billion; diluted book value per common share of $43.57

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

Our strategy is to leverage our expertise, experience and relationships to expand our business globally. We manage a book of business diversified both geographically and by product line. We seek to provide high-quality products and services to our clients, while maintaining profitability and generating superior returns on equity over the underwriting cycle. We are focused on organic growth, which we have supplemented with small acquisitions, while managing a portfolio of diversified and attractively priced risks. Our execution on this strategy in the first nine months of 2012 included:

•	the continuing growth of our new accident & health line, focused on specialty accident and health products; and

•	the focus on lines of business with attractive rates, generating premium growth in our insurance segment.

In addition, we effectively lowered the weighted average annual yield on our preferred equity capital base by 42 basis points, to 6.953%, at a book value cost of $7 million. This was achieved via the issuance of $400 million of 6.875% Series C shares, in conjunction with the redemption of $150 million of our 7.25% Series A preferred shares and the repurchase of $247 million of our 7.50% Series B preferred shares via tender offer.

Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2012	% Change	2011	2012	% Change	2011

Underwriting income (loss):
Insurance	$76,391	89%	$40,515	$111,509	nm	$12,799
Reinsurance	78,608	59%	49,514	225,919	nm	(355,100)
Net investment income	103,638	110%	49,396	294,110	13%	260,068
Net realized investment gains	50,803	(12%)	57,557	95,699	(24%)	125,177
Other revenues (expenses), net	(77,292)	nm	24,295	(170,186)	98%	(85,922)
Net income (loss)	232,148	5%	221,277	557,051	nm	(42,978)
Preferred share dividends	(8,741)	(5%)	(9,219)	(29,487)	7%	(27,656)
Loss on repurchase of preferred shares	—	—	—	(14,009)	—	—
Net income (loss) available to common shareholders	$223,407	5%	$212,058	$513,555	nm	$(70,634)

Operating income (loss)	$200,640	112%	$94,727	$449,207	nm	$(221,080)

nm - not meaningful

Underwriting Results

We recognized total underwriting income of $155 million for the third quarter of 2012, compared to $90 million for the third quarter of 2011. Underwriting income improved in each of our segments, with the primary driver being a reduction in the level of natural catastrophe-related losses. During the third quarter of 2011, our consolidated underwriting income was impacted by aggregate pre-tax net losses (net of related reinstatement premiums) of $65 million for Hurricane Irene, Tropical Storm Lee and Danish flooding, as well as an aggregate $26 million increase in our estimate for first half 2011 catastrophe events. Comparatively, during the third quarter of 2012, we recognized pre-tax net losses (net of related reinstatement premiums) of $40 million resulting from the impact of severe drought conditions on U.S. crops, $20 million for Hurricane Isaac and an aggregate $27 million reduction in our estimate for first and second quarter 2012 U.S. weather events. Reduced exposure and loss experience related to aggregate property reinsurance of regional insurance companies in the U.S. also contributed to the favorable variance between periods. Partially offsetting these factors was an $18 million reduction in net favorable prior year reserve development quarter-over-quarter.

For the nine months ended September 30, 2012, we recorded underwriting income of $337 million, in contrast to an underwriting loss of $342 million for the comparable period of 2011. Natural catastrophe-related losses were also the primary driver of this variance, with our reinsurance segment being impacted to a greater extent. During the nine months ended September 30, 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $792 million for current year catastrophe events; this included the February New Zealand earthquake ("New Zealand II"), the Japanese earthquake and tsunami, the series of severe U.S. storms and tornadoes in April and May, first quarter Australian weather events, the June aftershock in New Zealand ("New Zealand III"), Hurricane Irene, Tropical Storm Lee and Danish flooding. The global frequency and severity of catastrophe activity was comparatively subdued during the first nine months of 2012; our underwriting income was impacted by aggregate pre-tax net losses (net of related reinstatement premiums) of $133 million, including $73 million for first and second quarter 2012 U.S. weather events and the previously mentioned crop and Hurricane Isaac amounts.

Our insurance segment's underwriting income for the first nine months of 2011 included aggregate catastrophe-related pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) of $129 million related to the Japanese earthquake and tsunami, New Zealand II, the series of severe U.S. storms in April and May, Hurricane Irene, Tropical Storm Lee and the first quarter Australian weather events. Underwriting income for the first nine months of 2012 included aggregate pre-tax net losses of $58 million for the first and second quarter 2012 U.S. weather events and Hurricane Isaac. Underwriting results also improved due to growth in net premiums earned, driven by the expansion of our business over the past year; however, this was partially offset by commensurate growth in acquisition costs and general and administrative expenses. Finally, an $8 million increase in net favorable prior year reserve development also contributed to the variance in underwriting results between periods.

The $581 million improvement in the reinsurance segment's underwriting result for the first nine months of 2012 was primarily attributable to the significantly lower level of natural catastrophe losses described above. In 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $663 million for New Zealand II/III, the Japanese earthquake and tsunami, the first quarter Australian weather events, the series of U.S. storms and tornadoes in April and May, Danish flooding and Hurricane Irene. Underwriting income for the first nine months of 2012 included pre-tax net losses (net of related reinstatement premiums) of $75 million for first and second quarter 2012 U.S. weather events, the impact of the severe drought conditions on U.S. crops and Hurricane Isaac. Underwriting results also improved due to the reduced exposure and loss experience related to aggregate property reinsurance contracts. However, the impact of these favorable variances was partially offset by reductions in net premiums earned and net favorable prior year reserve development and increases in acquisition costs and general and administrative expenses.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2012 increased $54 million and $34 million, respectively, from the comparable periods of 2011, with the improvement in both periods driven by our alternative investment portfolio ("other investments"). We recognized income of $34 million and $72 million from this portfolio in the three and nine months ended September 30, 2012, respectively, compared to a loss of $30 million and income of $7 million, respectively, for the same periods of 2011; these variances were largely driven by hedge fund valuations, reflective of global equity market performance. These favorable variances were partially offset by reductions of $10 million and $31 million, respectively, in income from our fixed maturity portfolio for the three and nine-month periods. The declines in fixed maturity income were attributable to lower reinvestment yields, partially offset by higher investment balances.

Net Realized Investment Gains

During each period presented, we realized investment-related gains on sales related to minor fixed income reallocations. Other-than-temporary impairment ("OTTI") charges were $5 million lower and $10 million higher for the three and nine-month periods ended September 30, 2012, respectively.

Other (Expenses) Revenues, Net

The unfavorable variances noted for both the quarter and year-to-date were primarily driven by foreign exchange rate movements; we recognized foreign exchange losses for both 2012 periods, compared to gains in both periods of 2011. These amounts arose from the remeasurement of our foreign-denominated net insurance-related liabilities; Sterling and euro exchange rate movements drove the third quarter amounts, while the Sterling was the primary driver for the nine-month periods.

Excluding these foreign exchange amounts, other expenses increased by $17 million and $49 million during the three and nine-month periods. The third quarter variance was driven by higher performance-related compensation costs and income tax expenses, both related to improved operating results. Further contributing to the variance for the nine-month period was the recognition of separation payments and accelerated and incremental share-based compensation costs, totaling $34 million, in relation to our second quarter 2012 senior leadership transition.

Loss on Repurchase of Preferred Shares

In conjunction with the effective reduction of the dividend rate on our preferred equity base previously discussed, we repurchased $150 million of our 7.25% Series A preferred shares and $247 million of our 7.5% Series B preferred shares during the first half of 2012. While the Series A shares were redeemed at liquidation value, we paid a $7 million premium to repurchase the Series B shares in advance of the first eligible redemption date. This premium, combined with the recognition of the proportionate share of issue costs for both series as an expense, resulted in the a $14 million loss. As the issue costs for these shares were recognized in shareholders' equity in the period the shares were originally issued, the only impact on book value related to the $7 million premium on the Series B repurchase. Refer to Item 1, Note 9 to the Consolidated Financial Statements for further details.

Outlook

We continue to see pricing improvements in the primary insurance marketplace, particularly in the United States. Improvements now extend across most classes and geographies within our insurance segment.  While there remains variation in the level of improvement across lines of business and markets, we expect continued improvement.  In our reinsurance segment, we are benefiting from the gradual strengthening in the primary insurance market in some lines, especially for proportional treaties where cedants are experiencing pricing improvements in their portfolios. Meanwhile, non-proportional, or excess of loss, reinsurance business is generally stable.  We will continue to monitor market conditions and pursue the business we consider most attractive, via the expansion of our existing portfolio and the execution of strategic initiatives.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at September 30,		Nine months ended and at September 30,
	2012	2011	2012	2011

ROACE (annualized)(1)	16.9%	17.5%	13.3%	(1.9%)
Operating ROACE (annualized)(2)	15.2%	7.8%	11.6%	(5.9%)
DBV per common share(3)	$43.57	$37.06	$43.57	$37.06
Cash dividends declared per common share	$0.24	$0.23	$0.72	$0.69

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

Return on Equity
The improvements in operating ROACE for both the third quarter and year-to-date were largely attributable to improved underwriting results (primarily due to the reduction in natural catastrophe losses previously described) and the favorable variance in income from our other investments. The improvement in income from other investments impacted operating ROACE more significantly in the third quarter than for the nine-month period; in both periods, this improvement was partially offset by reduced yields from our fixed maturity portfolio.
In addition to the items noted above for operating ROACE, ROACE is also impacted by net realized investment gains, foreign exchange losses (gains) and the loss on repurchase of preferred shares. In the aggregate, these amounts contributed favorably to our results for each period presented; thus, ROACE exceeded operating ROACE. The magnitude of the differences between ROACE and operating ROACE varied between periods, largely due to the foreign exchange losses (gains) previously discussed.
Diluted Book Value per Common Share
Our DBV per common share increased 18% from that of a year ago, primarily reflective of the generation of $594 million in net income available to common shareholders over the past 12 months and valuation improvements for our available-for-sale investment portfolio. The execution of common share repurchases at a discount to book value over the past year also contributed to diluted book value growth.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income (loss) is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

	Three months ended September 30,			Nine months ended September 30,
	2012	% Change	2011	2012	% Change	2011

Revenues:
Gross premiums written	$847,686	2%	$835,056	$3,387,229	(1%)	$3,429,649
Net premiums written	650,599	(3%)	673,453	2,819,360	(4%)	2,924,372
Net premiums earned	862,447	3%	839,992	2,559,414	4%	2,468,207
Other insurance related income	953		1,156	1,884		2,047
Expenses:
Current year net losses and loss expenses	(503,083)		(585,270)	(1,601,255)		(2,271,284)
Prior year reserve development	60,431		78,431	180,274		179,686
Acquisition costs	(158,796)		(146,836)	(483,589)		(430,097)
Underwriting-related general and administrative
expenses(1)	(106,953)		(97,444)	(319,300)		(290,860)
Underwriting income (loss)(2)	$154,999	72%	$90,029	$337,428	nm	$(342,301)

General and administrative expenses(1)	$134,611		$114,537	$419,595		$349,162
Income (loss) before income taxes(2)	$242,297		$225,042	$572,365		$(35,086)

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $27,658 and $17,093, respectively, for the three months ended September 30, 2012 and 2011 and $100,295 and $58,302, respectively, for the nine months ended September 30, 2012 and 2011; refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

(2)
Group (or consolidated) underwriting income (loss) is a non-GAAP financial measure as defined in SEC Regulation G. Refer to Item 1, Note 2 to the Consolidated Financial Statements for a reconciliation of consolidated underwriting income (loss) to the nearest GAAP financial measure (income (loss) before income taxes) for the periods indicated above. Also, refer to 'Non-GAAP Financial Measures' for additional information related to the presentation of consolidated underwriting income (loss).

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2012	Change	2011	2012	Change	2011

Insurance	$529,678	7%	$493,460	$1,729,365	8%	$1,600,548
Reinsurance	318,008	(7%)	341,596	1,657,864	(9%)	1,829,101
Total	$847,686	2%	$835,056	$3,387,229	(1%)	$3,429,649

% ceded
Insurance	37%	4 pts	33%	32%	2 pts	30%
Reinsurance	—%	0 pts	—%	1%	0 pts	1%
Total	23%	4 pts	19%	17%	2 pts	15%

	Net Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2012	% Change	2011	2012	% Change	2011

Insurance	$332,591	—%	$331,857	$1,176,443	5%	$1,116,222
Reinsurance	318,008	(7%)	341,596	1,642,917	(9%)	1,808,150
Total	$650,599	(3%)	$673,453	$2,819,360	(4%)	$2,924,372

Gross premiums written growth for the quarter was driven by a $36 million increase our insurance segment, partially offset by a $24 million reduction in our reinsurance segment. The increase in insurance was attributable to a number of lines of business, including liability, professional lines and accident & health. Select new business opportunities and, to a lesser extent, rate increases drove the increase in liability. Newer initiatives and an improving rate environment contributed to growth in professional lines and our recently established accident & health line continued to generate new business. These increases were partially offset by a reduction in property business, driven by the non-renewal of certain catastrophe-exposed business written through managing general agents ("MGAs"). Reductions in catastrophe and property business drove the decrease for the reinsurance segment. While more than half of an $18 million reduction in catastrophe premium was attributable to renewal timing differences, the continued repositioning of our portfolio in light of current risk/return characteristics also contributed. The decrease in property premiums was driven by reductions in reinsurance purchasing by certain of our clients, as well as our evaluation of risk/return characteristics. This was partially offset by growth in our liability reinsurance business, attributable to a number of factors including: premium adjustments on prior year treaties, line size increases and increases in expected writings by certain clients.

The $42 million reduction in gross premiums written during the first nine months of 2012 was driven by a $171 million, or 9%, decrease in our reinsurance segment and primarily related to the repositioning of our catastrophe reinsurance portfolio throughout 2012. We reduced catastrophe exposure in certain zones, including the Northeast and Mid-Atlantic regions of the U.S.; this was partially offset by exposure increases in other areas, where we believe risk and return characteristics are more attractive. Our trade credit and bond reinsurance premiums also decreased, as we managed our European exposure base in light of current economic conditions and changes in contract terms. Property business also contributed to the overall reduction for the reinsurance segment, with the drivers being the same as those noted for the third quarter variance. Growth in our insurance segment largely offset the reinsurance segment's reduction, with our professional lines, accident & health and liability lines of business contributing for reasons consistent with those noted above for the quarter; marine business also increased, attributable to new business opportunities and rate increases.

The increases in our insurance segment's ceded premium ratios for both the quarter and year-to-date were driven by changes in our reinsurance purchasing, primarily higher cession rates on our professional lines quota share reinsurance program on renewal during the second quarter. Business mix changes, driven by growth in our liability business, also contributed to the increase for the three month period.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2012		2011		% Change	2012		2011		% Change

Insurance	$398,338	46%	$370,520	44%	8%	$1,175,173	46%	$1,058,042	43%	11%
Reinsurance	464,109	54%	469,472	56%	(1%)	1,384,241	54%	1,410,165	57%	(2%)
Total	$862,447	100%	$839,992	100%	3%	$2,559,414	100%	$2,468,207	100%	4%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Growth in net premiums earned for our insurance segment for both the quarter and year-to-date was primarily driven by recent gross premiums written growth in our accident & health line; recent growth in property business also contributed. Net premiums earned on our professional lines business increased for the nine-month period; however, the impact in the third quarter was largely muted by the previously mentioned increase in quota share cessions.

The reduction in catastrophe gross premiums written for the first nine months of 2012, described above, was the primary driver of the decline in net premiums earned for our reinsurance segment.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended September 30,			Nine months ended September 30,
	2012	% Point Change	2011	2012	% Point Change	2011

Current accident year loss ratio	58.3%	(11.4)	69.7%	62.6%	(29.4)	92.0%
Prior year reserve development	(7.0%)	2.4	(9.4%)	(7.1%)	0.2	(7.3%)
Acquisition cost ratio	18.4%	0.9	17.5%	18.9%	1.5	17.4%
General and administrative expense ratio(1)	15.6%	1.9	13.7%	16.4%	2.2	14.2%
Combined ratio	85.3%	(6.2)	91.5%	90.8%	(25.5)	116.3%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to underwriting segments of 3.2% and 2.0%, respectively, for the three months ended September 30, 2012 and 2011 and 3.9% and 2.4%, respectively, for the nine months ended September 30, 2012 and 2011. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio

The reductions in our current accident year loss ratios for both the quarter and year-to-date were primarily driven by decreases in natural catastrophe-related losses.

During the third quarter of 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $65 million for Hurricane Irene, Tropical Storm Lee and Danish flooding. In addition, we revised our estimate for the catastrophes that occurred in the first half of 2011, resulting in an aggregate $26 million increase in pre-tax net losses (net of related reinstatement premiums); the primary movements were an increase for New Zealand II/III and a reduction for the Japanese earthquake and tsunami.

Comparatively, during the third quarter of 2012, we recognized pre-tax net losses (net of related reinstatement premiums) of $40 million resulting from the impact of severe drought conditions on U.S. crops, $20 million for Hurricane Isaac and an aggregate $27 million reduction in our estimate for first and second quarter 2012 U.S. weather events.

The remaining decrease in the current accident year loss ratio for the third quarter was driven by reduced exposure and loss experience related to aggregate property reinsurance of regional insurance companies in the U.S.

During the nine months ended September 30, 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $792 million related to New Zealand II/III, the Japanese earthquake and tsunami, the series of severe U.S. storms and tornadoes in April and May, first quarter Australian weather events, Hurricane Irene, Tropical Storm Lee and Danish flooding. The majority of this balance emanated from our reinsurance segment. The global frequency and severity of catastrophe activity was comparatively subdued during the first nine months of 2012, when, in addition to the crop and Hurricane Isaac losses noted above, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $73 million for U.S. weather events in the first and second quarters of the year. Exclusive of these losses, our current accident year loss ratio for the nine months ended September 30, 2012 was slightly lower than that for the comparable period of 2011, reflective of decreases in both our insurance and reinsurance segments. A number of factors, including a modestly lower level of large loss activity, changes in business mix and rate change, contributed to the reduction in insurance, while the reduced exposure and loss experience related to aggregate property reinsurance contracts noted above drove the reduction in our reinsurance segment.

Prior Year Reserve Development

The frequency and severity of natural catastrophe activity in the 2011 and 2010 calendar years was notably high and our September 30, 2012 net reserve for losses and loss expenses continues to include estimated amounts for numerous natural catastrophe events that occurred during that period, including: the Japanese earthquake and tsunami; three earthquakes near Christchurch, New Zealand; flooding across a widespread area of Thailand; and a number of other less significant events. We caution that the magnitude and complexity of losses arising from certain of these events, in particular the Japanese earthquake and tsunami, the New Zealand earthquakes and the Thai floods, inherently increase the level of uncertainty and, therefore, the amount of management judgment involved in arriving at our estimated net reserve for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

We derive our estimated net losses in relation to catastrophe events such as these from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. We also consider current industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate, in addition to the information available to date from clients, brokers and loss adjusters. During the nine months ended September 30, 2012, we continued to monitor paid and incurred loss development for catastrophe events of prior years and updated our estimates of ultimate losses accordingly. While there was no material change in our overall reserve for the events of 2010 and 2011 in aggregate, updated information received during 2012 resulted in revisions to our estimated ultimate losses for each of the three New Zealand earthquakes; our estimate for the 2010 accident year event (New Zealand I) decreased and our combined estimate for the 2011 accident year events (New Zealand II/III) increased.

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Insurance	$31,566	$32,594	$81,855	$74,076
Reinsurance	28,865	45,837	98,419	105,610
Total	$60,431	$78,431	$180,274	$179,686

Overview

The majority of the net favorable prior year reserve development related to short-tail lines of business, with our professional lines business also contributing notably in 2011.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $59 million and $45 million of the total net favorable prior year reserve development in the third quarters of 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, these short-tail classes contributed $146 million and $112 million, respectively, of the total net favorable prior year reserve development. The net favorable development on classes primarily reflected the recognition of better than expected loss emergence.

Approximately $31 million and $68 million of the net favorable prior year reserve development in the three and nine months ended September 30, 2011, respectively, was generated from professional lines insurance and reinsurance business. This favorable development was driven by increased incorporation of our own historical claims experience into our estimation of ultimate loss ratios for accident years 2007 and prior, with less weighting being given to information derived from industry benchmarks. Given the significance of the global financial crisis, we expect that loss development patterns for the 2007 through 2009 accident years may ultimately differ from other years; as a result, the incorporation of our own experience for these accident years remains modest at this stage.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Property and other	$13,433	$14,376	$48,497	$41,761
Marine	14,897	6,145	29,663	10,404
Aviation	2,164	351	4,921	2,717
Credit and political risk	(74)	(17)	(132)	(74)
Professional lines	5,148	13,092	6,635	31,864
Liability	(4,002)	(1,353)	(7,729)	(12,596)
Total	$31,566	$32,594	$81,855	$74,076

In the third quarter of 2012, we recognized $32 million of net favorable prior year reserve development, the principal components of which were:

•	$13 million of net favorable prior year reserve development on property and other business, largely related to the 2011 accident year and driven by better than expected loss emergence.

•
$15 million of net favorable prior year reserve development on marine business, spanning a number of accident years. While the majority of this amount related to better than expected loss emergence, $4 million related to an increase in amounts expected to be recovered from reinsurers upon the aggregation of certain gross losses.

In the third quarter of 2011, we recognized $33 million of net favorable prior year reserve development, the principal components of which were:

•
$14 million of net favorable prior year reserve development on property and other business, primarily relating to the 2010 ($6 million) and 2008 ($6 million) accident years. While the 2010 development primarily related to better than expected loss emergence, the 2008 development largely arose from updated information from our client with respect to one large loss event.

•	$6 million of net favorable prior year reserve development on marine business, spanning a number of accident years and related to better than expected loss emergence.

•	$13 million of net favorable prior year reserve development on professional lines business, primarily for the 2004 through 2006 accident years for the reasons discussed in the overview.

For the first nine months of 2012, we recognized $82 million of net favorable prior year reserve development, the principal components of which were:

•
$48 million of net favorable prior year reserve development on our property and other business, largely related to the 2009 through 2011 accident years ($35 million) and the 2008 accident year ($13 million). While development was primarily driven by better than expected loss emergence, $7 million of the 2008 accident year amount was due to a reduction in Hurricane Ike losses following the final settlement of two claims.

•
$30 million of net favorable prior year reserve development on marine business, spanning a number of accident years and largely related to better than expected loss emergence. This included $16 million of net favorable development on offshore energy business.

For the first nine months of 2011, we recognized $74 million of net favorable prior year reserve development, the principal components of which were:

•
$42 million of net favorable prior year reserve development on our property and other business, the majority of related to the 2010 ($21 million), 2009 ($8 million) and 2008 ($8 million) accident years. While the 2010 and 2009 amounts primarily related to better than expected loss emergence, the 2008 amount largely arose from updated information from our client with respect to one large loss event.

•
$10 million of net favorable prior period reserve development on marine business, spanning a number of accident years and related to better than expected loss emergence. This included $11 million of net favorable development on offshore energy business.

•
$32 million of net favorable prior year reserve development on our professional lines business, primarily emanating from the 2004 through 2007 accident years, for the reasons discussed in the overview. However, this was partially offset by the recognition of $8 million of net adverse development on the 2010 accident year.

•	$13 million of net adverse prior year reserve development on liability business, primarily emanating from the 2010 accident year and related to the receipt of two notable claims.

Reinsurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Property and other	$28,940	$24,570	$63,372	$56,902
Credit and bond	2,464	8,582	13,744	26,622
Professional lines	(1,000)	17,423	24,858	36,337
Motor	(2,136)	(5,377)	(3,067)	(15,381)
Liability	597	639	(488)	1,130
Total	$28,865	$45,837	$98,419	$105,610

In the third quarter of 2012, we recognized $29 million of net favorable prior year reserve development, principally relating to property and other business and consisting largely of:

•	$23 million of net favorable prior year reserve development on catastrophe and property business, spanning a number of accident years and largely due to better than expected loss emergence.

•	$6 million of net favorable prior year reserve development on crop business, related to the 2011 accident year and due to better than expected loss emergence.
.
In the third quarter of 2011, we recognized $46 million of net favorable prior year reserve development, the principal components of which were:

•	$25 million of net favorable prior year reserve development on property and other business, consisting largely of:

•	$16 million of net favorable prior year reserve development on catastrophe and property business, driven by better than expected loss emergence on the 2010 accident year.

•	$6 million of net favorable prior year reserve development on crop business, related to the 2010 accident year and due to better than expected loss emergence.

•
$9 million of net favorable prior year reserve development on trade credit and bond reinsurance business, largely related to the 2010 and 2009 accident years and in recognition of both better than expected loss emergence and updated information from our cedants.

•
$17 million of net favorable prior year reserve development on professional lines reinsurance business, largely related to the 2005 through 2007 accident years, for the reasons discussed in the overview.

For the first nine months of 2012, we recognized $98 million of net favorable prior year reserve development, the principal components of which were:

•	$63 million of net favorable prior year reserve development on property and other business, consisting largely of:

•	$46 million of net favorable development on catastrophe and property business, spanning a number of accident years and primarily related to better than expected loss emergence.

•
$15 million of net favorable prior year reserve development on crop business, largely related to the 2011 accident year. Of this amount, $6 million related to updated information for one particular claim; the remainder was due to better than expected loss emergence.

•
$25 million of net favorable prior year reserve development on professional lines reinsurance business, primarily emanating from the 2005 through 2007 accident years for the reasons discussed in the overview.

•
$14 million of net favorable prior year reserve development on trade credit and bond reinsurance business, largely related to the 2009 through 2011 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

For the first nine months of 2011, we recognized $106 million of net favorable prior year reserve development, the principal components of which were:

•	$57 million of net favorable prior year reserve development on property and other business largely consisting of:

•
$41 million of net favorable prior year reserve development on catastrophe and property business, largely emanating from the 2009 and, to a lesser extent, the 2007 and 2008 accident years and due to better than expected loss emergence.

•	$9 million in net favorable prior year reserve development on crop business, largely related to the 2010 accident year and due to better than expected loss emergence.

•	$7 million in net favorable prior year reserve development on engineering business, primarily related to the 2007 through 2009 accident years and related to better than expected loss emergence.

•
$27 million of net favorable prior year reserve development on trade credit and bond reinsurance business, largely related to the 2009 and 2010 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•
$36 million of net favorable prior year reserve development on our professional lines reinsurance business, primarily related to the 2005 through 2007 accident years, for the reasons discussed in the overview.

•
$15 million of net adverse prior year reserve development on motor reinsurance business, primarily related to 2008 through 2010 accident year non-proportional business and due to changes in assumptions relating to settlement practices in the U.K. motor market (namely, Periodical Payment Orders, or "PPOs").

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2012	% Change	2011	2012	% Change	2011

Revenues:
Gross premiums written	$529,678	7%	$493,460	$1,729,365	8%	$1,600,548
Net premiums written	332,591	—%	331,857	1,176,443	5%	1,116,222
Net premiums earned	398,338	8%	370,520	1,175,173	11%	1,058,042
Other insurance related income	953		1,156	1,884		2,047
Expenses:
Current year net losses and loss expenses	(217,411)		(239,997)	(735,326)		(766,331)
Prior year reserve development	31,566		32,594	81,855		74,076
Acquisition costs	(59,026)		(51,753)	(178,834)		(145,075)
General and administrative expenses	(78,029)		(72,005)	(233,243)		(209,960)
Underwriting income	$76,391	89%	$40,515	$111,509	nm	$12,799

Ratios:		% Point Change			% Point Change
Current year loss ratio	54.6%	(10.2)	64.8%	62.6%	(9.8)	72.4%
Prior year reserve development	(7.9%)	0.9	(8.8%)	(7.0%)	—	(7.0%)
Acquisition cost ratio	14.8%	0.8	14.0%	15.2%	1.5	13.7%
General and administrative ratio	19.6%	0.2	19.4%	19.9%	—	19.9%
Combined ratio	81.1%	(8.3)	89.4%	90.7%	(8.3)	99.0%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2012		2011		% Change	2012		2011		% Change

Property	$136,759	26%	$158,786	32%	(14%)	$502,971	28%	$492,232	31%	2%
Marine	45,435	9%	46,905	10%	(3%)	222,536	13%	207,722	13%	7%
Terrorism	10,589	2%	13,216	3%	(20%)	28,504	2%	26,018	2%	10%
Aviation	16,470	3%	11,957	2%	38%	36,001	2%	34,455	2%	4%
Credit and political risk	4,553	1%	(148)	—%	nm	13,279	1%	22,151	1%	(40%)
Professional lines	191,882	36%	173,608	35%	11%	580,743	34%	539,697	34%	8%
Liability	74,642	14%	52,065	10%	43%	193,862	11%	161,079	10%	20%
Accident & health	49,348	9%	37,071	8%	33%	151,469	9%	117,194	7%	29%
Total	$529,678	100%	$493,460	100%	7%	$1,729,365	100%	$1,600,548	100%	8%

Growth in gross premiums written for the quarter was the result of a number of underlying line of business movements: our liability, professional lines and accident & health lines contributed a $53 million aggregate increase, which was partially offset by a $22 million reduction in property business. Liability growth was attributable to select new business opportunities and, to a lesser extent, rate increases. Newer initiatives and an improving rate environment drove the increase in professional lines, while our recently established accident & health line continued to generate new business. The reduction in property business was driven by the non-renewal of certain catastrophe-exposed business written through MGAs.

Professional lines, accident & health and liability were the primary contributors to the 8% growth in gross premiums written for the nine-month period, with the drivers consistent with those noted for the quarter above. Growth in marine was largely attributable to rate increases and new business opportunities in offshore energy, as well as new hull business. Property gross premiums written were up slightly on a year-to-date basis, as growth driven by rate increases and new business opportunities more than offset MGA-related reductions.

Premiums Ceded: Premiums ceded in the current quarter were $197 million, or 37% of gross premiums written, compared with $162 million, or 33% in the comparable period in 2011. For the first nine months of 2012, premiums ceded were $553 million, or 32% of gross premiums written, compared to $484 million, or 30%, in the same period of 2011. The increases in our ceded premium ratio were driven by changes in our reinsurance purchasing, most notably higher cession rates on our professional lines quota share reinsurance program on renewal during the second quarter of 2012. Business mix changes also contributed to the increase for the third quarter, most notably in relation to the growth in our liability business, for which we purchase significant reinsurance.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2012		2011		% Change	2012		2011		% Change

Property	$109,849	28%	$95,869	26%	15%	$319,706	28%	$282,603	27%	13%
Marine	43,975	11%	43,584	12%	1%	128,596	11%	112,991	11%	14%
Terrorism	9,483	2%	8,508	2%	11%	28,286	2%	26,082	3%	8%
Aviation	15,172	4%	18,039	5%	(16%)	45,720	4%	53,226	5%	(14%)
Credit and political risk	20,274	5%	25,407	7%	(20%)	64,400	5%	77,316	7%	(17%)
Professional lines	139,525	35%	139,096	37%	—%	421,452	36%	396,192	37%	6%
Liability	21,694	5%	22,190	6%	(2%)	63,431	5%	68,048	6%	(7%)
Accident & health	38,366	10%	17,827	5%	115%	103,582	9%	41,584	4%	149%
Total	$398,338	100%	$370,520	100%	8%	$1,175,173	100%	$1,058,042	100%	11%

Growth in our our accident & health line, commensurate with gross premiums written growth since the launch of this product offering in 2010, accounted for 74% and 53% of the overall growth in net premiums earned for the three and nine months ended September 30, 2012, respectively. Recent gross premiums written growth in property, reflecting rate increases and new business opportunities, also contributed to the increases in both periods. Professional lines net premiums earned increased for the nine-month period, driven by gross premiums written growth in recent quarters, arising from targeted initiatives and geographic expansion (including our Australian and Canadian operations); in the current quarter, however, the impact of this growth was largely muted by the aforementioned increase in quota share cessions.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2012	% Point Change	2011	2012	% Point Change	2011

Current accident year	54.6%	(10.2)	64.8%	62.6%	(9.8)	72.4%
Prior year reserve development	(7.9%)	0.9	(8.8%)	(7.0%)	—	(7.0%)
Loss ratio	46.7%	(9.3)	56.0%	55.6%	(9.8)	65.4%

Current Accident Year Loss Ratio

The reductions in our current accident year loss ratios for both the quarter and year-to-date were primarily driven by a decrease in natural catastrophe-related losses.

During the third quarter of 2011, we recognized aggregate pre-tax net losses of $38 million for Hurricane Irene and Tropical Storm Lee. Comparatively, during the third quarter of 2012, we recognized pre-tax net losses of $10 million for Hurricane Isaac and a $5 million reduction in our estimate for second quarter 2012 U.S. weather events.

During the nine months ended September 30, 2011, we recognized aggregate pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) of $129 million related to the Japanese earthquake and tsunami, New Zealand II, the series of severe U.S. storms and tornadoes in April and May, Hurricane Irene, Tropical Storm Lee and first quarter Australian weather events. The global frequency and severity of catastrophe activity was comparatively subdued during the first nine months of 2012, when, in addition to the Hurricane Isaac losses noted above, we recognized aggregate pre-tax net losses of $48 million for first and second quarter 2012 U.S. weather events. Exclusive of these losses, our 2012 current accident year loss ratio was slightly lower than for the comparable period of 2011, due to a modestly lower level of large loss activity, changes in business mix and rate changes. The ratios for both periods were impacted by large property and marine losses.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: Recent growth in our accident & health business introduced some upward movement in the acquisition cost ratio for the segment; excluding this business, the acquisition cost ratios for the third quarters of 2012 and 2011 were comparable at 13% and the year-to-date ratio increased one point to 14%.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2012	% Change	2011	2012	% Change	2011

Revenues:
Gross premiums written	$318,008	(7%)	$341,596	$1,657,864	(9%)	$1,829,101
Net premiums written	318,008	(7%)	341,596	1,642,917	(9%)	1,808,150
Net premiums earned	464,109	(1%)	469,472	1,384,241	(2%)	1,410,165
Expenses:
Current year net losses and loss expenses	(285,672)		(345,273)	(865,929)		(1,504,953)
Prior year reserve development	28,865		45,837	98,419		105,610
Acquisition costs	(99,770)		(95,083)	(304,755)		(285,022)
General and administrative expenses	(28,924)		(25,439)	(86,057)		(80,900)
Underwriting income (loss)	$78,608	59%	$49,514	$225,919	nm	$(355,100)
Ratios:		% Point Change			% Point Change
Current year loss ratio	61.6%	(11.9)	73.5%	62.6%	(44.1)	106.7%
Prior year reserve development	(6.3%)	3.4	(9.7%)	(7.2%)	0.3	(7.5%)
Acquisition cost ratio	21.5%	1.2	20.3%	22.0%	1.8	20.2%
General and administrative ratio	6.3%	0.9	5.4%	6.3%	0.5	5.8%
Combined ratio	83.1%	(6.4)	89.5%	83.7%	(41.5)	125.2%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended September 30,					Nine months ended September 30,
	2012		2011		% Change	2012		2011		% Change

Catastrophe	$73,329	23%	$91,340	27%	(20%)	$343,989	20%	$458,918	25%	(25%)
Property	64,717	20%	79,196	23%	(18%)	305,767	18%	330,480	18%	(7%)
Professional lines	50,648	16%	51,341	15%	(1%)	211,551	13%	201,025	11%	5%
Credit and bond	30,728	10%	38,292	11%	(20%)	257,347	16%	295,273	16%	(13%)
Motor	10,622	3%	13,074	4%	(19%)	226,708	14%	238,987	13%	(5%)
Liability	78,118	25%	62,366	18%	25%	228,841	14%	215,161	12%	6%
Engineering	6,745	2%	4,906	2%	37%	56,564	3%	60,701	3%	(7%)
Other	3,101	1%	1,081	—%	187%	27,097	2%	28,556	2%	(5%)
Total	$318,008	100%	$341,596	100%	(7%)	$1,657,864	100%	$1,829,101	100%	(9%)

Our catastrophe and property lines drove the reduction in gross premiums written for the quarter. More than half of the reduction in catastrophe business was driven by renewal timing; the remainder was largely due to the continued repositioning of our portfolio in light of current risk/return characteristics. The decline in property premiums was driven by reductions in reinsurance purchasing by certain of our clients, as well as our evaluation of risk/return characteristics. Partially offsetting these decreases was an increase in liability business, driven by a number of factors including: premium adjustments on prior year treaties, line size increases and increases in expected writings by certain of our clients.

Gross premiums written for the first nine months of 2012 decreased $171 million, primarily driven by the $115 million reduction in catastrophe business. We repositioned our catastrophe portfolio throughout 2012, reducing exposure in certain zones (including the Northeast and Mid-Atlantic regions of the U.S.); this was partially offset by exposure increases in other areas, including Florida and Japan, where we believe risk and return characteristics are more attractive. Our trade credit and bond reinsurance premiums also decreased, driven by management of our European exposure base in light of current economic conditions and changes in contract terms. Finally, the reduction in property business was driven by the factors noted for the third quarter variance above. While motor premiums were down slightly for the nine-month period, there was an underlying shift in business mix; we reduced our participation in U.K. non-proportional business in light of recent settlement trends, which was partially offset by an increase in proportional business.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2012		2011		% Change	2012		2011		% Change

Catastrophe	$89,800	19%	$112,701	24%	(20%)	$272,531	19%	$345,666	24%	(21%)
Property	89,114	19%	90,492	19%	(2%)	263,421	19%	265,870	19%	(1%)
Professional lines	73,197	16%	64,152	14%	14%	219,333	16%	206,383	15%	6%
Credit and bond	70,643	15%	68,835	15%	3%	207,971	15%	197,298	14%	5%
Motor	58,179	13%	54,445	12%	7%	179,816	13%	165,973	12%	8%
Liability	59,368	13%	56,957	12%	4%	167,849	12%	156,460	11%	7%
Engineering	15,674	3%	14,209	3%	10%	50,640	4%	50,574	4%	—%
Other	8,134	2%	7,681	1%	6%	22,680	2%	21,941	1%	3%
Total	$464,109	100%	$469,472	100%	(1%)	$1,384,241	100%	$1,410,165	100%	(2%)

The decreases in net premiums earned for both the quarter and year-to-date were primarily driven by the reduction in catastrophe written premiums during 2012, described above.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2012	% Point Change	2011	2012	% Point Change	2011

Current accident year	61.6%	(11.9)	73.5%	62.6%	(44.1)	106.7%
Prior year reserve development	(6.3%)	3.4	(9.7%)	(7.2%)	0.3	(7.5%)
Loss ratio	55.3%	(8.5)	63.8%	55.4%	(43.8)	99.2%

Current Accident Year Loss Ratio

The reductions in our current accident year loss ratios for both the quarter and year-to-date were primarily driven by decreases in natural catastrophe-related losses.

During the third quarter of 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $27 million for Danish flooding and Hurricane Irene. In addition, we revised our estimate for the catastrophes that occurred in the first half of 2011, resulting in an aggregate increase of $26 million in pre-tax net losses (net of related reinstatement premiums); the primary movements were an increase for New Zealand II/III and a reduction for the Japanese earthquake and tsunami. Comparatively, during the third quarter of 2012, we recognized pre-tax net losses (net of related reinstatement premiums) of $40 million resulting from the impact of severe drought conditions on U.S. crops, $10 million for Hurricane Isaac and an aggregate $22 million reduction in our estimate for first and second quarter 2012 U.S. weather events. The remaining decrease in the current accident year loss ratio was driven by reduced exposure and loss experience related to aggregate property reinsurance of regional insurance companies in the U.S.

During the nine months ended September 30, 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $663 million related to New Zealand II/III, the Japanese earthquake and tsunami, first quarter Australian weather events, the series of severe U.S. storms and tornadoes in April and May, Danish flooding and Hurricane Irene. The global frequency and severity of catastrophe activity was comparatively subdued during the first nine months of 2012, when, in addition to the crop and Hurricane Isaac losses noted above, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $25 million for first and second quarter 2012 U.S. weather events. The remaining decrease in the current accident year loss ratio was driven by the reduced exposure and loss experience related to aggregate property reinsurance contracts noted above.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The increases in the acquisition cost ratios for the three and nine months ended September 30, 2012 were primarily driven by business mix changes.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2012	% Change	2011	2012	% Change	2011

Corporate expenses	$27,658	62%	$17,093	$100,295	72%	$58,302
Foreign exchange losses (gains)	23,927	nm	(60,830)	8,212	nm	(27,254)
Interest expense and financing costs	15,558	(1%)	15,677	46,365	(1%)	46,982
Income tax expense	10,149	170%	3,765	15,314	94%	7,892
Total	$77,292	nm	$(24,295)	$170,186	98%	$85,922

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.2% and 2.0% for the three months ended September 30, 2012 and 2011, respectively, and 3.9% and 2.4% for the nine months ended September 30, 2012 and 2011, respectively. Performance-related compensation costs were the primary driver of the third quarter variance. The nine-month increase was also reflective of costs associated with our second quarter 2012 senior leadership transition; these costs included accelerated and incremental share-based compensation expenses of $20 million and separation payments of $14 million. Excluding these amounts senior leadership transition amounts, corporate expenses were 2.6% of net premiums earned for the nine months ended September 30, 2012.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. The foreign exchange gains and losses for the three months ended September 30, 2012 and 2011were largely driven by the remeasurement of net insurance-related liabilities denominated in Sterling and euro; while these currencies depreciated against the U.S. dollar in 2011, the opposite was true in 2012. The revaluation of Sterling-denominated net insurance-related liabilities was the primary driver of each of the nine-month balances.

Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 4.2% and 1.7% for the third quarter of 2012 and 2011, respectively, and 2.7% and (22.5%) for the nine months ended September 30, 2012 and 2011, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions, as well as other factors.

We generated a consolidated net loss for the nine months ended September 30, 2011, as a result of the significant natural catastrophe losses previously discussed; the majority of this loss was borne by our Bermudian operation. Our U.S. and European operations, though also impacted by the natural catastrophe losses, generated taxable income for the period; as such, we recognized an income tax expense for the period.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended September 30,			Nine months ended September 30,
	2012	% Change	2011	2012	% Change	2011

Fixed maturities	$72,251	(12%)	$81,900	$228,432	(12%)	$259,683
Equities	2,862	38%	2,079	9,042	30%	6,977
Other investments	34,242	nm	(30,376)	72,358	975%	6,732
Cash and cash equivalents	708	(38%)	1,148	3,979	(17%)	4,803
Short-term investments	537	78%	302	725	(38%)	1,161
Gross investment income	110,600	101%	55,053	314,536	13%	279,356
Investment expense	(6,962)	23%	(5,657)	(20,426)	6%	(19,288)
Net investment income	$103,638	110%	$49,396	$294,110	13%	$260,068

Pre-tax yield:(1)
Fixed maturities	2.5%		3.1%	2.7%		3.3%
Cash and cash equivalents	0.3%		0.4%	0.5%		0.6%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Despite larger average investment balances, net investment income and pre-tax yields declined during 2012 for both periods presented because of lower reinvestment yields in both the U.S. and European markets.

Equities

The increase in dividend income (presented net of withholding taxes) year-to-date is mainly due to larger average holdings of common stocks coupled with generally higher dividend yields in the current year period.

Other Investments

The following table provides a breakdown of total net investment income (loss) from other investments:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Hedge funds	$10,913	$(17,193)	$27,478	$(13,833)
Funds of hedge funds	7,582	(6,415)	11,466	(2,278)
Credit funds	5,429	(11,131)	10,072	(5,381)
CLO - equity tranched securities	10,318	4,363	23,342	28,224
Total net investment income (loss) from other investments	$34,242	$(30,376)	$72,358	$6,732

Pre-tax return on other investments	4.2%	(4.8%)	9.3%	1.2%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income (loss) from other investments by the average month-end fair value balances held for the periods indicated.

Total net investment income from other investments increased this quarter and year-to-date over the comparable periods primarily due to improved valuations of our hedge funds and funds of hedge funds which are intended to track the performance of the global equity markets with less volatility. During the current quarter, global equity markets rallied which translated into higher valuations for our hedge funds and funds of hedge funds. Our credit funds, which are influenced by the broad credit markets, also contributed meaningfully to the improvement over both periods presented.

CLO Equities continued to generate significant income in both the current quarter and current year to date periods. Actual default rates experienced by our holdings were lower than anticipated, resulting in higher cash distributions from CLO Equities than previously expected. During the first nine months of 2012, we have collected $27 million of cash compared to $26 million collected in the prior year period.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

On sale of investments:
Fixed maturities and short-term investments	$60,879	$57,777	$112,817	$134,267
Equity securities	1,750	(5,031)	4,035	2,762
	62,629	52,746	116,852	137,029
OTTI charges recognized in earnings	(4,745)	(9,273)	(22,393)	(12,686)
Change in fair value of investment derivatives	(7,329)	18,825	(6,514)	5,364
Fair value hedges	248	(4,741)	7,754	(4,530)
Net realized investment gains	$50,803	$57,557	$95,699	$125,177

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. The net realized investments gains on the sale of fixed maturities during the current quarter relate primarily to sales of Agency RMBS and corporate debt securities. Lower net gains year to date are primarily reflective of foreign exchange losses on the sale of foreign currency denominated securities that match our foreign denominated liabilities. Further, in the comparable year to date period, we had higher gains due to sales of corporate debt securities (including matured medium term notes previously impaired), Agency RMBS and U.S. Treasuries as a result of portfolio rebalancing.

OTTI charges

For the three months ended September 30, 2012, OTTI charges were driven primarily by impairments of equities where the severity and duration of unrealized losses make it unlikely that their fair value will recover to our cost base within a reasonable period of time. The current year to date charges are driven mostly by $9 million of losses recorded in the second quarter on equity exchange traded funds ("ETFs") where we no longer assert that we have intent to hold the securities until full recovery of cost as it is likely that these investments will be reallocated to other asset classes. The prior year periods charges were driven mostly by impairments on equities, including $5 million of losses on U.K. and other European banking-related equities that we had the intent to sell.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange contracts. During 2012, our economic hedges related primarily to Canadian, Sterling, euro and Australian denominated securities. The unrealized losses for the quarter were primarily driven by our exposure to the euro, which gained 2% against the U.S. dollar during the quarter. These hedges did not qualify for fair value hedge accounting and accordingly, the corresponding unrealized losses on the economically hedged securities are recorded as part of accumulated other comprehensive income in shareholders’ equity.

Fair value hedges

During 2012, we sold all available for sale fixed maturities in the portfolios that qualified for hedge accounting and settled all of the associated foreign exchange forward contracts.

Foreign denominated assets and liabilities will continue to be substantially matched, in order to minimize any foreign exchange impact.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net investment income	$103,638	$49,396	$294,110	$260,068
Net realized investments gains	50,803	57,557	95,699	125,177
Change in net unrealized gains/losses, net of currency hedges	140,024	(158,389)	264,255	(118,057)
Total	$294,465	$(51,436)	$654,064	$267,188

Average cash and investments(1)	$14,151,400	$13,439,165	$14,004,157	$13,182,742

Total return on average cash and investments, pre-tax(2)	2.1%	(0.4%)	4.7%	2.0%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)
Excluding the impact of foreign exchange fluctuation of unhedged portfolios that match foreign-denominated net insurance liabilities, the total return for the three and nine months ended September 30, 2012 would be 1.8% and 4.3%, respectively (2011: 0.0% and 2.2%, respectively).

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	September 30, 2012		December 31, 2011
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$11,455,967	$11,794,985	$10,821,338	$10,940,100
Equities	594,457	650,168	699,566	677,560
Other investments	735,475	838,641	650,955	699,320
Short-term investments	91,814	91,814	149,909	149,909
Total investments	$12,877,713	$13,375,608	$12,321,768	$12,466,889

Cash and cash equivalents(1)	$869,444	$869,444	$1,082,838	$1,082,838

(1)	Includes restricted cash and cash equivalents of $70 million and $101 million for 2012 and 2011, respectively.

The amortized cost/cost of our total investments increased by $556 million from December 31, 2011, primarily due to investing a portion of our operating cash flows generated during the year. The fair value of our total investments increased by $909 million from December 31, 2011, due to net contributions to fixed maturities and other investments along with improved valuations.

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	September 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,237,220	11%	$1,148,267	10%
Non-U.S. government	1,133,439	10%	1,212,451	11%
Corporate debt	3,656,589	31%	3,609,591	33%
Agency RMBS	2,996,086	25%	2,636,634	24%
CMBS	712,866	6%	312,691	3%
Non-Agency RMBS	143,853	1%	165,713	2%
ABS	622,607	5%	632,042	6%
Municipals(1)	1,292,325	11%	1,222,711	11%
Total	$11,794,985	100%	$10,940,100	100%

Credit ratings:
U.S. government and agency	$1,237,220	11%	$1,148,267	10%
AAA(2)	4,897,022	41%	4,783,578	44%
AA	1,273,742	11%	1,345,583	12%
A	2,118,222	18%	1,949,612	18%
BBB	1,322,673	11%	1,181,156	11%
Below BBB(3)	946,106	8%	531,904	5%
Total	$11,794,985	100%	$10,940,100	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS.

(3)	Non-investment grade securities.

Throughout 2012, we have increased our holdings of CMBS due to attractive valuations of seasoned issues with strong collateral support.

At September 30, 2012, our fixed maturities had a weighted average credit rating of AA- (2011: AA-) and an average duration of 2.7 years (2011: 2.8 years). When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $12.8 billion), the average credit rating would be unchanged and the average duration would be 2.6 years (2011: 2.5 years).

Our current non-U.S. government holdings include exposure to only three countries within the eurozone - Germany, Netherlands and Austria. All of these issuers are rated AAA and our eurozone sovereign debt holdings have a total fair value of $154 million (2011: $634 million). This reduction was driven primarily by our decisions to sell all direct sovereign debt holdings of France, Spain and Belgium in the first quarter of this year and, over the first nine months of 2012, sell all available for sale fixed maturities in the portfolios that qualified for hedge accounting and settle all of the associated foreign exchange forward contracts.

During the year, net unrealized gains increased to $339 million from $119 million at December 31, 2011. Further, we have realized gains (net of OTTI and hedging) of $92 million on fixed maturities during the nine months ended September 30, 2012. All fixed maturity asset classes have shown improvement as a result of continued spread tightening and lower U.S. Treasury rates.

Equities

During the year, net unrealized gains/losses moved from a net unrealized loss of $22 million at December 31, 2011 to a net unrealized gain of $56 million at September 30, 2012. The improvements are a result of the strong rally in the global equity markets during the first and current quarters of 2012.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	September 30, 2012		December 31, 2011

Hedge funds
Long/short equity funds	$305,339	36%	$214,498	31%
Multi-strategy funds	242,214	29%	230,750	33%
Event-driven funds	145,325	18%	99,061	14%
Total hedge funds	692,878	83%	544,309	78%

Credit funds
Leveraged bank loan funds	62,272	7%	69,132	10%
Event-driven funds	20,779	2%	19,319	3%
Total credit funds	83,051	9%	88,451	13%

Total hedge and credit funds	775,929	92%	632,760	91%

CLO - Equities	62,712	8%	66,560	9%
Total other investments	$838,641	100%	$699,320	100%

The increase in the fair value of our hedge fund holdings during 2012 reflects $70 million of subscriptions into long/short equity funds, $40 million of subscriptions into event-driven funds and $39 million of pricing appreciation as our hedge funds benefited from the rally in the global equity markets during the first and current quarters of 2012.

Our credit funds are down year to date due to $15 million of cash distributions and redemptions, partly offset by $10 million of pricing appreciation.

The decrease in the fair value of our CLO - Equities since December 31, 2011, was due to the receipt of $27 million of cash distributions, partly offset by $23 million of improved valuations.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a general discussion of our liquidity and capital resources. During the first half of 2012, we effectively reduced the dividend rate on our preferred equity capital through three separate transactions, described in further detail below. In addition, during the first nine months of 2012, we continued the execution of common share repurchases under the program authorized by our Board of Directors.

The following table summarizes our consolidated capital for the periods indicated:

	September 30, 2012	December 31, 2011

Long-term debt	$995,097	$994,664

Preferred shares	502,843	500,000
Common equity	5,353,425	4,944,079
Shareholders’ equity	5,856,268	5,444,079
Total capital	$6,851,365	$6,438,743

Ratio of debt to total capital	14.5%	15.4%

Ratio of debt and preferred equity to total capital	21.9%	23.2%

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

During April 2012, we closed a cash tender offer for any and all of our outstanding 7.50% Series B preferred shares at a price of $102.81 per share. As a result, we repurchased 2,471,570 Series B Preferred shares, for $254 million. At September 30, 2012, 28,430 Series B preferred shares, representing $3 million in aggregate liquidation preference, remain outstanding. We may redeem these shares on or after December 1, 2015, at a redemption price of $100.00 per share.

On a combined basis, these three transactions resulted in a $7 million decrease in book value and a 42 basis point reduction in the weighted average annual dividend yield on our preferred equity.

During the nine months ended September 30, 2012, our common equity increased by $409 million. The following table reconciles our opening and closing common equity positions:

Nine months ended September 30,	2012

Common equity - opening	$4,944,079
Net income	557,051
Change in unrealized appreciation on available for sale investments, net of tax	243,498
Share-based compensation	55,897
Share repurchases	(316,792)
Common share dividends	(92,566)
Preferred share dividends	(29,487)
Premium on repurchase of Series B preferred shares	(6,916)
Series C preferred share issue costs (included in additional paid-in capital)	(6,456)
Other	5,117
Common equity - closing	$5,353,425

During the first nine months of 2012, we repurchased 9.4 million common shares for a total of $317 million (including $307 million pursuant to our Board-authorized share repurchase program and $10 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan). At October 31, 2012, the remaining authorization under the common share repurchase program approved by our Board of Directors was $236 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2012, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we present operating income (loss), consolidated underwriting income (loss) and underwriting-related general and administrative expenses, which are “non-GAAP financial measures” as defined in Regulation G.

Operating income (loss) represents after-tax operational results without consideration of after-tax net realized investment gains (losses), foreign exchange losses (gains) and losses on repurchase of preferred shares. We also present diluted operating income (loss) per common share and operating return on average common equity (“operating ROACE”), which are derived from the non-GAAP operating income (loss) measure.

Consolidated underwriting income (loss) is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses. Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to our individual underwriting operations. While these measures are presented in Item 1, Note 2 to our Consolidated Financial Statements, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis.

Operating income (loss), diluted operating income (loss) per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income (loss) available to common shareholders	$223,407	$212,058	$513,555	$(70,634)
Net realized investment gains, net of tax(1)	(46,241)	(56,610)	(86,305)	(123,334)
Foreign exchange losses (gains), net of tax(2)	23,474	(60,721)	7,948	(27,112)
Loss on repurchase of preferred shares, net of tax(3)	—	—	14,009	—
Operating income (loss)	$200,640	$94,727	$449,207	$(221,080)

Earnings (loss) per common share - diluted	$1.82	$1.66	$4.11	$(0.58)
Net realized investment gains, net of tax	(0.38)	(0.44)	(0.69)	(1.02)
Foreign exchange losses (gains), net of tax	0.19	(0.48)	0.07	(0.22)
Loss on repurchase of preferred shares, net of tax	—	—	0.11	—
Operating income (loss) per common share - diluted	$1.63	$0.74	$3.60	$(1.82)

Weighted average common shares and common share equivalents - diluted(4)	122,952	128,002	124,858	121,197

Average common shareholders’ equity	$5,274,211	$4,845,022	$5,148,752	$4,991,038

ROACE (annualized)	16.9%	17.5%	13.3%	(1.9%)

Operating ROACE (annualized)	15.2%	7.8%	11.6%	(5.9%)

(1)
Tax cost of $4,562 and $947 for the three months ended September 30, 2012 and 2011, respectively, and $9,394 and $1,843 for the nine months ended September 30, 2012 and 2011, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax benefit (cost) of $453 and ($109) for the three months ended September 30, 2012 and 2011, respectively, and $264 and ($142) for the nine months ended September 30, 2012 and 2011, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)	Tax impact is nil.

(4)	Refer to Note 8 to the Consolidated Financial Statements for further details on the dilution calculation.

A reconciliation of consolidated underwriting income (loss) to income before income taxes (the nearest GAAP financial measure) can be found in Item 1, Note 2 to the Consolidated Financial Statements. Underwriting-related general and administrative are reconciled to general and administrative expenses (the nearest GAAP financial measure) within 'Underwriting Results - Group'.

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This includes the presentation of “operating income (loss)”, (in total and on a per share basis), “annualized operating return on average common equity” (which is based on the “operating income (loss)” measure) and "consolidated underwriting income (loss)", which incorporates "underwriting-related general and administrative expenses".

Operating Income (Loss)

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

Consolidated Underwriting Income (Loss)/Underwriting-Related General and Administrative Expenses

Corporate expenses include holding company costs necessary to support our worldwide (re)insurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to our individual underwriting operations, we exclude them from underwriting-related general and administrative expenses and, therefore, consolidated underwriting income (loss). Interest expense and financing costs primarily relate to interest payable on our senior notes and are excluded from consolidated underwriting income (loss) for the same reason.

We evaluate our underwriting results separately from the performance of our investment portfolio. As such, we believe it appropriate to exclude net investment income and net realized investment gains (losses) from our underwriting profitability measure.

As noted above, foreign exchange losses (gains) in our Consolidated Statement of Operations primarily relate to our net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange rate gains (losses) on our investment portfolio generally offset a large portion of the foreign exchange losses (gains) arising from our underwriting portfolio. As a result, we believe that foreign exchange losses (gains) are not a meaningful contributor to our underwriting performance and, therefore, exclude them from consolidated underwriting income (loss).

We believe that presentation of underwriting-related general and administrative expenses and consolidated underwriting income (loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to Item 7A included in our 2011 Form 10-K. There have been no material changes to this item since December 31, 2011.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended September 30, 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
July 1-31, 2012	4,211	$33.65	—	$414.7	million
August 1-31, 2012	2,171,022	$33.81	2,167,222	$341.5	million
September 1-30, 2012	3,051,478	$34.50	3,049,474	$236.3	million
Total	5,226,711		5,216,696	$236.3	million

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
101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 1, 2012

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)