Form 10-K
period 2012-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2013-02-22
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(441) 496-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, par value $0.0125 per share	New York Stock Exchange
7.25% Series A preferred shares	New York Stock Exchange
6.875% Series C preferred shares	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was approximately $3.5 billion.
At February 8, 2013, there were outstanding 122,053,575 common shares, $0.0125 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 3, 2013 are incorporated by reference in Part III of this Form 10-K.

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
These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence and magnitude of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to these models,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business,

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values, and

•	the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in this report.
We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

As used in this report, references to “we,” “us,” “our” or the “Company” refer to the consolidated operations of AXIS Capital Holdings Limited (“AXIS Capital”) and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited (“AXIS Specialty Bermuda”), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Europe SE (“AXIS Specialty Europe”), AXIS Specialty London, AXIS Specialty Australia, AXIS Specialty Insurance Company (“AXIS Specialty U.S.”), AXIS Re SE (“AXIS Re SE”), AXIS Reinsurance Company (“AXIS Re U.S.”), AXIS Reinsurance Company (Canadian Branch), AXIS Surplus Insurance Company (“AXIS Surplus”), AXIS Insurance Company (“AXIS Insurance Co.”), AXIS Re Europe, AXIS Specialty Finance LLC (“AXIS Specialty Finance”) and Dexta Corporation Pty Ltd (“Dexta”) unless the context suggests otherwise. Tabular dollars are in thousands. Amounts in tables may not reconcile due to rounding differences.

GENERAL
AXIS Capital is the Bermuda-based holding company for the AXIS group of companies and was incorporated on December 9, 2002. AXIS Specialty Bermuda commenced operations on November 20, 2001. AXIS Specialty Bermuda and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer consummated on December 31, 2002. We provide a broad range of specialty (re)insurance on a worldwide basis, through operating subsidiaries and branch networks based in Bermuda, the United States, Canada, Europe, Australia and Singapore. We also maintain marketing offices in Brazil, France and Spain. Our business consists of two distinct global underwriting platforms, AXIS Insurance and AXIS Reinsurance.
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
At December 31, 2012, we had common shareholders’ equity of $5.3 billion, total capital of $6.8 billion and total assets of $18.9 billion.
OUR BUSINESS STRATEGY
We are a global insurer and reinsurer, with our mission being to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability.
We aim to execute on the following six-point strategy:
We offer a diversified range of products and services across market segments and geographies: Our position as a well-balanced hybrid insurance and reinsurance company gives us insight into the opportunities and challenges in a variety of markets. With our origins in Bermuda, today we have locations across the U.S. and in Canada, while in Europe we have offices in Dublin, London and Zurich and newly established presences in Barcelona, Madrid and Paris. With a recently established reinsurance office in Sao Paulo, we are addressing opportunities throughout Latin America. We also operate a number of offices in Australia and our Singapore branch serves as our gateway to Asia.

We underwrite a balanced portfolio of risks, including complex and volatile lines, moderating overall volatility with risk limits, diversification and risk management: Risk management is a strategic priority embedded in our organizational structure and we are continuously monitoring, reviewing and refining our enterprise risk management practices. We combine judgment and experience with data-driven analysis, enhancing our overall risk selection process.
We modulate our risk appetite and deployment of capital across the underwriting cycle, commensurate with available market opportunities and returns: Closely attuned to market dynamics, we recognize opportunities as they develop and react quickly as new trends emerge. Our risk analytics provide important and continuous feedback, further assisting with the ongoing assessment of our risk appetite and strategic capital deployment. We have excelled in extending our product lines, finding new distribution channels and entering new geographies. When we do not find sufficiently attractive uses for our capital, we return excess capital back to our shareholders through share repurchases or dividends.
We develop and maintain deep and trustful relationships with clients and distribution partners, offering outstanding service and effective solutions for risk management needs: Our management team has extensive industry experience, deep product knowledge and long-standing market relationships. We primarily transact in specialty markets, where risks are complex. Our intellectual capital and proven client-service capability attract clients and distribution partners looking for solutions.
We maintain excellent financial strength, characterized by financial discipline and transparency: Our total capital of $6.8 billion at December 31, 2012, our high-quality and liquid investment portfolio and our operating subsidiary ratings of "A+" ("Strong") by Standard & Poor's and "A" ("Excellent") with a positive outlook by A.M. Best are key indicators of our financial strength.
We attract, develop, retain and motivate an excellent team: We aim to attract and retain the best people in the industry and to motivate our employees to make decisions that are in the best interest of both our customers and shareholders. We nurture an ethical, risk-aware, achievement-oriented culture that promotes professionalism, responsibility, integrity, discipline and entrepreneurialism. As a result, we believe that our staff is well-positioned to make the best underwriting and strategic decisions for the Company.
Our key metrics for performance measurement include return on average common equity ("ROACE") and total value creation, which measures the growth in our diluted book value per common share plus accumulated dividends declared. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any one year may make it difficult to achieve a profitability target in any specific period and, therefore, we set a ROACE target of 15% over the full underwriting cycle.

SEGMENT INFORMATION
Our underwriting operations are organized around two global underwriting platforms, AXIS Insurance and AXIS Reinsurance. Therefore we have two reportable segments, insurance and reinsurance. We do not allocate our assets by segment, with the exception of goodwill and intangible assets, as we evaluate the underwriting results of each segment separately from the results of our investment portfolio. For additional information relating to our reportable segments, see Note 3 to our Consolidated Financial Statements presented under Item 8, ‘Financial Statements and Supplementary Data’ and ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ under Item 7.
The table below presents gross premiums written in each of our reportable segments for each of the most recent three years.

Year ended December 31,	2012	2011	2010

Insurance	$2,309,481	$2,121,829	$1,916,116
Reinsurance	1,830,162	1,974,324	1,834,420
Total	$4,139,643	$4,096,153	$3,750,536

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

•
Liability: primarily targets primary and low/mid-level excess and umbrella commercial liability risks in the U.S. excess and surplus lines markets. Target industry sectors include construction, manufacturing, transportation and trucking and other services. We also target middle to high excess liability business in the London and Bermuda wholesale markets and primary and excess business in the Canadian marketplace.

•
Accident & health: includes accidental death, travel insurance and specialty health products for employer and affinity groups, financial institutions, schools and colleges, as well as accident & health reinsurance for catastrophic or per life events on a quota share and/or excess of loss basis, with aggregate and/or per person deductibles.

We produce business primarily through wholesale and retail brokers worldwide. Some of our insurance products are also distributed through managing general agents ("MGAs") and underwriters ("MGUs"). In the U.S., we have the ability to write business on an admitted basis using forms and rates as filed with state insurance regulators and on a non-admitted, or surplus lines, basis providing flexibility in forms and rates, as these are not filed with state regulators. Having non-admitted capability in the U.S. provides the pricing flexibility needed to write non-standard coverages. Substantially all of our insurance business is subject to aggregate limits, in addition to event limits.

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2012		2011		2010

Aon	$413,471	18%	$397,189	19%	$303,264	16%
Marsh	427,565	19%	388,834	18%	363,454	19%
Willis	217,631	9%	203,011	10%	180,583	9%
Other brokers	1,060,864	46%	881,285	41%	844,509	44%
Managing general agencies and underwriters	189,950	8%	251,510	12%	224,306	12%
Total	$2,309,481	100%	$2,121,829	100%	$1,916,116	100%

No customer accounted for more than 10% of the gross premiums written in the insurance segment.
Competitive Environment
We operate in highly competitive markets. In our insurance segment, where competition is focused on price as well as availability, service and other considerations, we compete with U.S.-based companies with global insurance operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. We believe we achieve a competitive advantage through a strong capital position and the strategic and operational linking of our practices, which allows us to design insurance programs on a global basis in alignment with the global needs of many of our clients.

Reinsurance Segment
Lines of Business and Distribution
Our reinsurance segment operates through offices in Bermuda, the United States, Switzerland, Singapore, Brazil, and Canada. We write business on an excess of loss basis, whereby we typically provide an indemnification to the reinsured entity for a portion of losses, both individually and in the aggregate, in excess of a specified individual or aggregate loss deductible. We also write business on a proportional basis, receiving an agreed percentage of the underlying premium and accepting liability for the same percentage of incurred losses. Our business is written on a treaty basis and primarily produced through reinsurance brokers worldwide.
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

•
Property: provides coverage for property damage and related losses resulting from natural and man-made perils contained in underlying personal and commercial policies. While our predominant exposure is to property damage, other risks, including business interruption and other non-property losses, may also be covered when arising from a covered peril. While our most significant exposures typically relate to losses from windstorms, tornadoes and earthquakes, we are exposed to other perils such as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. We assume business on both a proportional and excess of loss basis.

•
Professional Lines: covers directors' and officers' liability, employment practices liability, medical malpractice, professional indemnity, environmental liability and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. Business is written on both a proportional and excess of loss basis.

•
Credit and Bond: consists of reinsurance of trade credit insurance products and includes both proportional and excess of loss structures. The underlying insurance indemnifies sellers of goods and services in the event of a payment default by the buyer of those goods and services. Also included in this line of business is coverage for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands or contract obligation in a variety of jurisdictions around the world. Bonding is also known as surety insurance.

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

•
Other: includes aviation, marine, personal accident and crop reinsurance. Crop reinsurance provides coverage for risks associated with the production of food and fiber on a global basis for primary insurance companies writing multi-peril crop insurance, crop hail, and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposures to crop yield and/or price deviations. We provide both proportional and aggregate stop loss reinsurance.

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2012		2011		2010

Aon	$712,588	39%	$727,102	37%	$622,703	34%
Marsh	468,993	26%	566,451	29%	547,470	30%
Willis	299,097	16%	311,241	16%	305,474	16%
Other brokers	212,941	12%	185,632	9%	198,779	11%
Direct	136,543	7%	183,898	9%	159,994	9%
Total	$1,830,162	100%	$1,974,324	100%	$1,834,420	100%

No customer accounted for more than 10% of the gross premiums written in the reinsurance segment.
Competitive Environment
In our reinsurance segment where competition tends to be focused on availability, service, financial strength and increasingly price, we compete with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. We believe that we achieve a competitive advantage through our strong capital position, as well as our technical expertise that allows us to respond quickly to customer needs and provide quality and innovative underwriting solutions. In addition, our customers highly value our exemplary service (including excellent claims management, promptly paying valid claims) and financial strength ratings.

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
The table on the following page presents the development of our loss reserves since inception. This table does not present accident year or underwriting year development data.

The top line of the table shows our initial reported gross loss reserves at the end of each year and is reconciled to our net unpaid loss reserves by adjusting for reinsurance recoverable on unpaid losses. Our net unpaid loss reserves represent the estimated amount of net losses and loss expenses arising in the current year and all prior years that remain unpaid at the balance sheet date.
The next section of the table shows our re-estimated net unpaid loss reserves at the end of each succeeding year. The cumulative redundancies on net reserves reflect cumulative differences between our initial net loss reserve estimates and the currently re-estimated net loss reserves. Annual changes in these estimates are referred to as net prior year reserve development and are recognized in our Consolidated Statements of Operations during the year of the re-estimation; these amounts are the net result of a number of underlying movements, both favorable and adverse.
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
Also included in the table is the impact of foreign exchange rate movements during each year presented. Portions of our loss reserves relate to claims expected to be paid in currencies other than our reporting currency, the U.S. dollar. Movements in foreign exchange rates, therefore, result in variations in our estimated net loss reserves. Such variations are recognized as they arise, in our Consolidated Statements of Operations. For example, during the year ended December 31, 2012, appreciation in the rates of exchange between the Sterling and the euro against the U.S. dollar drove a $71 million increase in our net loss reserves established prior to and during 2012. To minimize the impact of foreign exchange driven volatility associated with our loss reserves denominated in foreign currencies, we generally hold cash and investments and/or derivative instruments denominated in the same currencies.
At the bottom of the table is a reconciliation of our re-estimated gross loss reserves with our re-estimated net unpaid loss reserves as of December 31, 2012. As our ceded reinsurance programs cover different lines of business and accident years, net and gross loss experience will not necessarily develop proportionately.
To facilitate an understanding of the information provided in the table, the following is an example using net loss reserves established at December 31, 2005. It can be seen from the top section of the table that at December 31, 2005, our estimate of loss reserves, net of unpaid reinsurance recoverable, was $3,270 million.
The next section of the table shows that our current estimate of net unpaid loss reserves for events occurring on or before December 31, 2005 is $2,329 million. The cumulative redundancy from our initial estimate of $941 million was recognized over the course of the following seven calendar years: $217 million in 2006, $115 million in 2007, $188 million in 2008, $221 million in 2009, $100 million in 2010, $64 million in 2011 and the remaining $36 million in 2012.
The following section of the table presents our cumulative claims paid at the end of each subsequent year. Of the net $1,979 million we have paid subsequent to December 31, 2005, $880 million was paid in 2006, $413 million was paid in 2007, $208 million in 2008, $270 million in 2009, $102 million in 2010, $58 million in 2011 and the remaining $48 million in 2012.
In summary, at December 31, 2005, we estimated our net loss reserves payable for claims arising from loss events occurring on or before that date were $3,270 million. At December 31, 2012, we have paid $1,979 million towards settlement of these claims and now believe that we will ultimately pay $2,329 million for full settlement.
It is important to note that the redundancies in our loss reserves noted in the table are cumulative and, therefore, should not be added together. In 2012, we revised our cumulative December 31, 2005 estimate of net loss reserves from $2,366 million to $2,329 million. This favorable development is also included in each column to the right of the December 31, 2005 column, recognizing that the redundancy was also embedded in our estimated loss reserves at December 31 of each of the following years.

	Year ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Gross reserves for losses and loss expenses	$215,934	$992,846	$2,404,560	$4,743,338	$5,015,113	$5,587,311	$6,244,783	$6,564,133	$7,032,375	$8,425,045	$9,058,731
Reinsurance recoverable	(1,703)	(124,899)	(564,314)	(1,473,241)	(1,310,904)	(1,297,539)	(1,314,551)	(1,381,058)	(1,540,633)	(1,736,823)	(1,825,617)
Net reserves for unpaid losses and loss expenses	214,231	867,947	1,840,246	3,270,097	3,704,209	4,289,772	4,930,232	5,183,075	5,491,742	6,688,222	7,233,114
Net reserves re-estimated as of:
1 Year later	$158,443	$686,235	$1,457,250	$3,053,561	$3,367,232	$3,913,485	$4,507,061	$4,870,020	$5,234,281	$6,443,382
2 Years later	141,290	539,110	1,179,851	2,938,734	3,076,025	3,533,313	4,235,219	4,623,109	5,018,121
3 Years later	109,711	434,221	1,080,083	2,750,476	2,773,158	3,281,011	4,007,046	4,440,229
4 Years later	97,981	386,029	962,910	2,529,259	2,576,226	3,074,010	3,841,717
5 Years later	96,864	347,544	889,190	2,429,724	2,445,150	2,957,939
6 Years later	96,179	326,729	863,225	2,365,515	2,376,807
7 Years later	92,517	315,548	839,214	2,328,729
8 Years later	89,664	312,628	823,131
9 Years later	89,218	303,022
10 Years later	87,818
Cumulative redundancy on net reserves	$126,413	$564,925	$1,017,115	$941,368	$1,327,402	$1,331,833	$1,088,515	$742,846	$473,621	$244,840
Cumulative net paid losses as of:
1 Year later	$47,838	$108,547	$291,695	$880,120	$636,266	$615,717	$982,036	$1,042,890	$953,035	$1,299,384
2 Years later	56,781	169,853	432,963	1,292,738	999,280	1,147,990	1,539,713	1,592,741	1,601,082
3 Years later	66,569	202,136	511,325	1,500,652	1,355,821	1,461,494	1,936,555	2,002,373
4 Years later	63,835	221,644	574,874	1,771,039	1,513,350	1,655,688	2,221,221
5 Years later	72,323	245,978	615,920	1,873,052	1,625,423	1,807,075
6 Years later	80,099	254,676	650,110	1,930,682	1,705,987
7 Years later	81,130	263,412	677,351	1,979,439
8 Years later	83,276	269,909	698,846
9 Years later	83,272	276,406
10 Years later	83,409
Impact of foreign exchange and other	$961	$3,240	$4,664	$(13,329)	$23,581	$28,588	$(133,345)	$82,018	$(25,282)	$(16,462)	$71,084
Gross reserve for losses and loss expenses re-estimated	$108,876	$403,629	$1,337,487	$3,685,924	$3,495,268	$4,011,136	$5,022,880	$5,760,003	$6,517,188	$8,110,259
Reinsurance recoverable re-estimated	(21,058)	(100,607)	(514,356)	(1,357,195)	(1,118,461)	(1,053,197)	(1,181,163)	(1,319,774)	(1,499,067)	(1,666,877)
Net reserve for unpaid losses and loss expenses re-estimated	87,818	303,022	823,131	2,328,729	2,376,807	2,957,939	3,841,717	4,440,229	5,018,121	6,443,382
Cumulative redundancy on gross reserve	$107,058	$589,217	$1,067,073	$1,057,414	$1,519,845	$1,576,175	$1,221,903	$804,130	$515,187	$314,786

CASH AND INVESTMENTS
We seek to balance the investment portfolios’ objectives of (1) increasing book value with (2) the generation of relatively stable investment income, while providing sufficient liquidity to meet our claims and other obligations. Liquidity needs arising from potential claims are of primary importance and are considered in asset class participation and the asset allocation process. Intermediate maturity investment grade fixed income securities have duration characteristics similar to our expected claim payouts and are, therefore, central to our investment portfolio’s asset allocation. At December 31, 2012, the duration of our fixed maturities portfolio was approximately 3 years, which approximates the estimated duration of our net insurance liabilities.
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
With regard to our investment portfolio, we utilize third party investment managers for security selection and trade execution functions, subject to our guidelines and objectives for each asset class. This enables us to actively manage our investment portfolio with access to top talents specializing in various products and markets. We select the managers based on various criteria including investment style, performance history and corporate governance. Additionally, we monitor approved investment asset classes for each subsidiary through analysis of our operating environment, including expected volatility of cash flows, overall capital position, regulatory and rating agency considerations. The Finance Committee of our Board of Directors approves our overall group asset allocation targets and investment policy to ensure that they are consistent with our overall goals, strategies and objectives. We also have an Investment and Finance Committee, comprising senior management, which oversees the implementation of our investment strategy.
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
Evolving regulatory regimes, such as Solvency II in the European Union (“EU”) and the equivalent framework in Bermuda, emphasize a risk-based and economic approach, based on comprehensive quantitative and qualitative assessments and reports. Our internal capital model framework, while incorporating our internal approach to managing risks, also reflects our current interpretation of the evolving Solvency II and related standards.
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

Strategic Risk
Strategic risk is the risk of loss arising from our inability to pursue an opportunity, implement appropriate business plans or adapt to changes in the external environment. We assess any strategic action in the context of our risk framework by reviewing the impact of the strategy, including any incremental risk, prior to the action taking place. Additionally, what we learn about risk through our monitoring, reporting and control processes provides important feedback in terms of reevaluating our risks and, therefore, reevaluating our business strategy.
We undertake a strategic business planning process on an annual basis which is overseen by our management Executive Committee, business unit leadership and our Board of Directors. Our internal capital model provides an input into this process by providing an assessment as to whether our prospective business and investment strategies are in line with our defined risk appetite and objectives, at both the group and operating entity level. The model also provides a basis for optimizing our risk-return profile by providing consistent risk measurement across the Group. The model outputs are reviewed and supplemented with management’s judgment and business experience and expertise.
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
For treaty reinsurance, we purchase both proportional and non-proportional cover. Under proportional reinsurance, we cede an agreed proportion of the premiums and the losses and loss adjustment expenses on the policies we underwrite. We primarily use proportional reinsurance on our liability and professional lines portfolio, whereby we protect against higher loss frequency rather than specific events. We also use non-proportional reinsurance, whereby losses up to a certain amount (i.e. our retention) are borne by us. Using non-proportional reinsurance we can limit our liability with a retention which reflects our willingness and ability to bear risk, and therefore in line with our risk appetite. We primarily purchase the following forms of non-proportional reinsurance:

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

We have a centralized Ceded Reinsurance department which coordinates external treaty reinsurance purchasing across the Group and is overseen by our Reinsurance Purchasing Group (RPG), in conjunction with the RSC. The RPG, which includes among others, our Chief Executive Officer, Chief Risk Officer and business unit leadership, approves each treaty placement, and aims to ensure that appropriate diversification exists within our counterparty panels.

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
The table below shows our mean PML estimates for certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2013 and 2012:

At January 1, (in millions of U.S. dollars)		2013			2012
Single zone/single event	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period

Southeast	U.S. Hurricane	$500	$714	$955	$488	$689	$981
Northeast	U.S. Hurricane	53	200	446	100	324	631
Mid-Atlantic	U.S. Hurricane	123	400	875	190	485	1,014
Gulf of Mexico	U.S. Hurricane	336	500	831	334	457	743
California	Earthquake	412	590	889	435	625	971
Europe	Windstorm	308	414	520	242	355	538
Japan	Earthquake	246	336	547	188	296	565
Japan	Windstorm	75	144	201	74	121	144

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

As indicated in the table above, our modeled single occurrence 1-in-100 year return period PML for a Southeast U.S. hurricane, net of reinsurance, is approximately $0.7 billion. According to our modeling, there is a one percent chance that on an annual basis, our losses incurred from a Southeast hurricane event could be in excess of $0.7 billion. Conversely, there is a 99% chance that on an annual basis, the loss from a Southeast hurricane will fall below $0.7 billion.
We have developed our PML estimates using multiple commercially available vendor models, including AIR and RMS (which we also use for pricing catastrophe risk). These models cover the major peril regions where we face potential exposure. We perform ongoing model validation on the vendor models, both within our business units and through our catastrophe model validation unit. These validation procedures include sensitivity testing of models to understand their key variables and, where possible, back testing model outputs to actual results. We combine the outputs of catastrophe models with our estimate of non-modeled perils and other factors which we believe, from our experience, provides us with a more complete view of catastrophe risk.
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
Our estimated net losses from peak zone catastrophes may change from period to period as a result of several factors, which include but are not limited to, updates to vendor catastrophe models, changes in our own modeling, changes in our underwriting portfolios, changes to our reinsurance purchasing strategy and changes in foreign exchange rates.  During 2012, our PMLs changed moderately within certain regions, mostly reflecting the repositioning of our portfolio.
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
Reserving for long-tail lines of business represents a significant component of reserving risk. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because of a stacking-up effect: we carry reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on long-tail business in a variety of ways. First, we limit the amount of long-tail business we write in line with maintaining a well-balanced and diversified global portfolio of business. In 2012, our long-tail net premiums written (namely liability and motor business) represented 17% of our total premium written. We also purchase reinsurance on the liability business written in our insurance segment to reduce our net positions. Secondly, we follow a disciplined underwriting process that utilizes available information, including industry trends.

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
Credit Risk
Credit risk represents the risk of incurring financial loss due to the diminished creditworthiness (eroding credit rating and, ultimately, default) of our third party counterparties. We distinguish between various forms of credit exposure; the risk of issuer default from instruments in which we invest or trade, such as corporate bonds; counterparty exposure in a direct contractual relationship, such as retrocession; the credit risk related to our receivables, including those from brokers and other intermediaries; and the risk we assume through our (re)insurance contracts, such as our credit and political risk and trade credit and bond lines of business.

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
Our credit aggregation measurement and reporting process is facilitated by our credit risk exposure database, which contains relevant information on counterparty details and credit risk exposures. The database is accessible by management throughout the Group, thus providing transparency to allow for the implementation of active exposure management strategies. We also license third party databases to provide credit risk assessments. The global sovereign debt crisis has resulted in heightened concerns about the creditworthiness of certain countries (e.g. Greece, Ireland, Italy, Spain and Portugal), sectors (e.g. banking) and individual entities. We are monitoring all our credit aggregations and, where appropriate, we have adjusted our internal risk limits and/or taken specific actions to reduce our risk exposures. Refer to ‘Cash and Investments’ in Item 7 for a tabular disclosure of eurozone exposure for our fixed maturity portfolio.
Credit risk aggregation is also managed through minimizing overlaps in underwriting, financing and investing activities.

Credit risk relating to investing activities
With our fixed maturity investment portfolio, which represents approximately $12 billion or 63% of our total assets, we are exposed to potential losses arising from the diminished creditworthiness of issuers of bonds as well as third party counterparties such as custodians. We limit such credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. Treasury and Agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our fixed maturities portfolio for securities rated A- or above and 1% or less of our fixed maturities portfolio for securities rated below A-.
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

Credit risk relating to receivables
Our largest credit risk exposure to receivables is from brokers and other intermediaries; the risk arises where they collect premiums from customers to be paid to us or pay claims to customers on our behalf. We have policies and standards in place to manage and monitor credit risk from intermediaries with a focus on day-to-day monitoring of the largest positions.

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
We supplement our asset-liability management with various internal policies and limits. As part of our strategic asset allocation process, different asset strategies are simulated and stressed in order to evaluate the ‘best’ portfolio (given return objectives and risk constraints) at both the group and operating entity level. We centralize the management of asset classes to control aggregation of risk, and provide a consistent approach to constructing portfolios as well as the selection process of external asset managers. We have limits on the concentration of investments by single issuers and certain asset classes, and we limit the level of illiquid investments (see 'Liquidity Risk' below). Further, our investment guidelines do not permit the use of leverage in any of our fixed maturity portfolios.
We stress test our investment portfolios using historical and hypothetical scenarios to analyze the impact of unusual market conditions and to ensure potential investment losses remain within our risk appetite. At an annual aggregated level, we manage the total risk exposure to our investment portfolio so that the ‘total return’ investment loss in any one year is unlikely to exceed a defined percentage of our common equity at a defined return period.
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
We have specific processes and systems in place to focus on high priority operational matters such as information security, managing business continuity, and third party vendor risk:

•
Major failures and disasters which could cause a severe disruption to working environments, facilities and personnel, represent a significant operational risk to us. Our Business Continuity Management framework strives to protect critical business functions from these effects to enable us to carry out our core tasks in time and at the quality required. During 2012, we continued to review our Business Continuity Planning procedures through cyclical planned tests.

•
We have developed a number of IT platforms, applications and security controls to support our business activities worldwide. Dedicated security standards are in place for our IT systems to ensure the proper use, availability and protection of our information assets.

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
Capital Management
Our capital management strategy is to maximize long-term shareholder value by, among other things, optimizing capital allocation and minimizing our cost of capital. We also manage our capital in accordance with our desired financial strength rating, as well as regulatory and solvency requirements.
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
In 2011, the BMA notified AXIS Specialty Bermuda that it intended to act as group supervisor and that it had designated AXIS Specialty Bermuda as the ‘designated insurer’ of the AXIS group of insurance companies. In accordance with the group supervision and insurance group solvency rules , the AXIS insurance group is required to prepare and submit annual audited group GAAP financial statements, annual group statutory financial statements, an annual group statutory financial return, an annual group capital and solvency return and quarterly group unaudited financial returns. Enhanced group capital requirements ("ECR") will be phased in beginning with the financial year ending December 31, 2013, when the applicable ECR will be 50% of the amount prescribed by the BMA, with an additional 10% applicable each subsequent year through 2018, when the full ECR will be required.
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
United States
U.S. Insurance Holding Company Regulation of AXIS Capital’s Insurance Subsidiaries
As members of an insurance holding company system, each of AXIS Capital’s U.S. insurer subsidiaries are subject to the insurance holding company system laws and regulations of the states in which they do business. These laws generally require each of the U.S. subsidiaries to register with its respective domestic state insurance department and to furnish financial and other information which may materially affect the operations, management or financial condition within the holding company system. All transactions within a holding company system that involve an insurance company must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its holding company system, and certain transactions may not be consummated without the department’s prior approval.
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
Operations of AXIS Specialty Bermuda, AXIS Re SE, AXIS Re Europe, AXIS Specialty Europe, AXIS Specialty London and AXIS Specialty Australia
The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of (re)insurance within their jurisdictions by (re)insurers that are not admitted to do business within such jurisdictions, or conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in all 50 of the United States, the District of Columbia, Puerto Rico and all other U.S. territories. AXIS Specialty Bermuda and AXIS Re SE (including its branch AXIS Re Europe) are not licensed or eligible to write business in the United States. AXIS Specialty Bermuda, AXIS Specialty Europe and AXIS Re SE do not maintain offices, solicit, advertise, underwrite, settle claims or conduct any insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized.
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the U.S. governing “credit for reinsurance” that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. Neither AXIS Specialty Bermuda, AXIS Specialty Europe nor AXIS Re SE are licensed, accredited or approved in any state in the U.S. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.
Our European legal entities will be subject to Solvency II regulation once Omnibus II, which will include a commencement date, is approved by the European Parliament. Solvency II is a risk based capital regime that consolidates and modernizes European (re)insurance regulation and supervision. Under Solvency II, European (re)insurers will calculate capital in accordance with a new standard formula, once finalized, or an internal model provided it has been approved by the Central Bank of Ireland ("CBI") as lead regulator of our European legal entities, implement a risk management framework and governance measures and fulfill enhanced disclosure requirements.
Ireland
AXIS Specialty Europe
AXIS Specialty Europe is a European public limited liability company incorporated as a non-life insurer under the laws of Ireland and is authorized and regulated by the CBI pursuant to the Insurance Acts 1909 to 2000, as amended, statutory instruments and the Central Bank Acts 1942 – 2010, as well as regulations relating to general insurance. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes of business. AXIS Specialty Europe may also write reinsurance business up to certain limitations within the classes of insurance business for which it is authorised. Significant additional regulation that applies to AXIS Specialty Europe includes the CBI’s 2010 Corporate Governance Code for Credit Institutions and Insurance Undertakings and the CBI’s 2011 Fit and Proper requirements.
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
In July 2008, AXIS Specialty Europe established AXIS Specialty Australia, a branch office in Australia to transact general insurance business. While the CBI continues to be the responsible supervisory authority, the Australia Prudential Regulation Authority ("APRA") is also responsible for the authorization of and the ongoing prudential supervision of the branch in accordance with the Insurance Act 1973 as amended as well as regulations applicable to general insurers. AXIS Specialty Europe is also registered as a foreign company with the Australia Securities Investment Commission in accordance with Australia’s Corporations Act 2001, as amended.
AXIS Specialty Europe has obtained local regulatory permission to carry on insurance business in Jersey and to write cross-border reinsurance business into India.
AXIS Re SE
AXIS Re SE is a European public limited liability company incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the European Communities (Reinsurance) Regulations 2006 (the “Regulations”). The Regulations, as amended, which gave effect to the EU Reinsurance Directive, provide a comprehensive framework for the authorization and supervision of reinsurers in Ireland. Significant additional regulation that applies to AXIS Re SE includes the CBI’s 2010 Corporate Governance Code for Credit Institutions and Insurance Undertakings and the CBI’s 2011 Fit and Proper requirements.

The EU Reinsurance Directive provides that the authorization and supervision of European reinsurers is the responsibility of the EU member state where the head office of the relevant reinsurer is located. Once authorized in its home state, a reinsurer is automatically entitled to conduct reinsurance business in all EEA member states under the principles of Freedom of Establishment and Freedom of Services, similar to the system that applies to EU based insurers. The Reinsurance Directive provides that the home state regulator is fully responsible for the financial and prudential supervision of a reinsurer, including business it carries on in other countries, either through branches or Freedom of Services.
In September 2003, AXIS Re SE established a branch in Zurich, Switzerland, known as AXIS Re Europe. The Swiss Financial Market Supervisory Authority (FINMA) does not impose additional regulation upon a Swiss branch of an EEA reinsurer.
AXIS Re SE has obtained local regulatory permissions to reinsure companies in Bolivia, Brazil, Chile, Columbia, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, India, Mexico, Paraguay, Peru and Venezuela.
AXIS Re SE has marketing offices in Brazil, France and Spain. These offices are representative offices only and no business may be written or any regulated activity conducted from these offices. AXIS Re Limited Escritório de Representação No Brasil Ltda. was established in Brazil as a subsidiary of AXIS Re SE to facilitate the Brazilian regulatory requirements for approval of a representative office of AXIS Re SE.
AXIS Specialty Holdings Ireland Ltd.
AXIS Specialty Holdings Ireland Ltd. is the limited liability holding company for AXIS Specialty Europe and AXIS Re SE, incorporated under the laws of Ireland. In its capacity as a holding company of EU regulated (re)insurance companies, AXIS Specialty Holdings Ireland Ltd. is subject to certain of the CBI’s consolidated solvency requirements.
United Kingdom
Under the law of England and Wales, a company may only conduct insurance and/or reinsurance business in the United Kingdom upon authorization. AXIS Specialty Bermuda and the U.S. (re)insurance subsidiaries are not authorized to conduct insurance and/or reinsurance business in the United Kingdom. AXIS Re SE is authorized to transact business in the United Kingdom on a freedom of services basis pursuant to the reinsurance directive, and AXIS Specialty Europe is authorized to transact business in the U.K. on a freedom of services basis pursuant to the Third Non-Life Insurance Directive and to conduct business in the U.K. on a freedom of establishment basis through its branch, AXIS Specialty London.
Switzerland
AXIS Re SE conducts reinsurance business from its branch in Zurich, Switzerland, subject to the supervision of the CBI. AXIS Specialty Europe, AXIS Specialty Bermuda and the U.S. (re)insurance subsidiaries are not authorized to conduct insurance or reinsurance business in Switzerland.
Singapore
AXIS Specialty Bermuda conducts (re)insurance business from its branch in Singapore, subject to the supervision of the BMA and the Monetary Authority of Singapore. AXIS Specialty Europe, AXIS Re SE, and the U.S. (re)insurance subsidiaries are not authorized to conduct insurance or reinsurance business in Singapore.
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
AXIS Specialty Europe, AXIS Re SE, AXIS Specialty Bermuda and the U.S. other insurance subsidiaries are not otherwise authorized to conduct insurance or reinsurance business in Canada.

Australia
AXIS Specialty Europe conducts (re)insurance business from its branch in Australia, subject to the supervision of the CBI and the Australian Prudential Regulatory Authority (APRA). Significant additional regulation that applies to AXIS Specialty Australia includes branch capital adequacy, assets in Australia, risk management, reinsurance management, governance, audit and actuarial requirements.
AXIS Specialty Bermuda, AXIS Re SE and the U.S. (re)insurance subsidiaries are not authorized to conduct insurance or reinsurance business in Australia.
Other Countries
The AXIS (re)insurance companies also (re)insure risks in many countries pursuant to regulatory permissions and exemptions available to non-admitted (re)insurers.

EMPLOYEES
As of February 21, 2013 we had approximately 1,100 employees. We believe that our employee relations are excellent.

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

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto:

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophe events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, floods, explosions, severe winter weather, fires, and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

Increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Also, changes in global climate conditions may further increase the frequency and severity of catastrophe activity and losses in the future. Examples of the impact of catastrophe events include our recognition of the net losses and loss expenses of:

•	$331 million in relation to Storm Sandy in 2012;

•
$789 million, in aggregate, in relation to the February and June earthquakes near Christchurch, New Zealand, the Japanese earthquake and tsunami, first quarter Australian weather events and the Thai floods in 2011;

•	$256 million, in aggregate, in relation to the Chilean and September New Zealand earthquakes in 2010; and

•	$408 million, in aggregate, in relation to Hurricanes Ike and Gustav in 2008.
These events materially reduced our net income in the years noted above. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophe events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophe events could have a material adverse effect on our results of operations or financial condition.
The (re)insurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.
The (re)insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often offset by an increasing supply of (re)insurance capacity, via capital provided by new entrants, new capital market instruments and structures and/or the commitment of additional capital by existing (re)insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the (re)insurance business significantly.
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

Our investment and derivative instrument portfolios are exposed to significant capital markets risk related to changes in interest rates, credit spreads and equity prices as well as other risks, which may adversely affect our results of operations, financial condition or cash flows.
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
Our fixed maturities, which represent 88% of our total investments at December 31, 2012, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, resulting in a lower book value (refer to Item 7A 'Quantitative and Qualitative Disclosure About Market Risk' for a related sensitivity analysis).
In addition, a low interest rate environment, such as the current environment, can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are invested at lower rates. This reduces our overall profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control.
Our portfolios of "other investments" and equity securities expose us to market price variability, driven by a number of factors outside our control including, but not limited to, global equity market performance.
Given our reliance on external investment managers, we are also exposed to operational risks, which may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans.
Our derivative instrument counterparties may default on amounts owed to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Even if we are entitled to collateral in circumstances of default, such collateral may be illiquid or proceeds from such collateral when liquidate may not be sufficient to recover the full amount of the obligation.
Global economic conditions could materially and adversely affect our business, results of operations and financial condition.
In recent years, worldwide financial markets experienced unprecedented volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events resulted in extraordinary responses by governments worldwide, including the enactment of the Emergency Economic Stabilization Act of 2008 and the U.S. Recovery and Reinvestment Act in 2009 and Dodd-Frank in 2010. This market turmoil affected (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Although there were some indications of stability in the financial markets in 2010, the downgrade in the S&P credit rating for U.S. government securities and eurozone economic instability during 2011 and 2012 resulted in additional global financial market turmoil and economic instability. There continues to be significant uncertainty regarding the timeline for a full global economic recovery. As such, evolving market conditions may continue to affect our results of operations, financial position and capital resources. In the event that there is additional deterioration or volatility in financial markets or general economic conditions, our results of operations, financial position and/or liquidity, and competitive landscape could be materially and adversely affected.
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
We have limited terrorism coverage in our own reinsurance program for our exposure to catastrophe losses related to acts of terrorism. Furthermore, although the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and to other limitations. Under TRIEA, once our losses attributable to certain acts of terrorism exceed 20% of our direct commercial property and liability insurance premiums for the preceding calendar year, the federal government will reimburse us for 85% of such losses in excess of this deductible. Notably, TRIEA does not provide coverage for reinsurance losses. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism could materially and adversely affect our results of operations, financial condition and/or liquidity in future periods. TRIEA may not be extended beyond 2014.
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
While we believe that our loss reserves at December 31, 2012 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses being significantly greater or less than the reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2012 as well as claims expected to arise from the unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.
Our eleven-year operating history, which includes periods of rapid growth, means that our loss reserve estimate places more reliance on industry benchmarks than may be the case for companies with longer operating histories; as a result, the potential for volatility in our estimated loss reserves may be more pronounced. When establishing our single point best estimate of loss reserves at December 31, 2012, our management considered actuarial estimates and applied informed judgment regarding qualitative factors that may not be fully captured in actuarial estimates. Such factors included, but were not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information.
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
As industry practices and legal, judicial, social, political and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and/or severity of claims. For example, the global financial crisis resulted in a higher level of claim activity on professional lines (re)insurance business. In some instances, these changes may not become apparent until some time after we have issued the insurance or reinsurance contracts that are affected by the changes. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors (see ‘If actual claims exceed our loss reserves, our financial results could be adversely affected’ above). As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.
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
We utilize models to assist our decision making in key areas such as underwriting, reserving, reinsurance purchasing and the evaluation of our catastrophe risk but actual results could differ materially from model output.
We employ various modeling techniques (e.g. scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We utilize modeled outputs and related analyses to assist us in decision-making, for example related to underwriting and pricing, reserving, reinsurance purchasing and the evaluation of our catastrophe risk through estimates of probable maximum losses, or "PMLs". The modeled outputs and related analyses are subject to various assumptions, uncertainties and the inherent limitations of any statistical analysis, including the use of historical internal and industry data. Consequently, our actual losses from natural catastrophes, whether from individual components (e.g. wind, flood, earthquake, etc.) or in the the aggregate, may differ materially from our modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, our results of operations or financial condition may be adversely affected.
With respect to the evaluation of our catastrophe risk, our modeling utilizes a mix of historical data, scientific theory and mathematical methods. Output from multiple commercially available vendor models serves as a key input in our PML estimation process. We believe that there is considerable uncertainty in the data and parameter inputs for these vendor models. In that regard, there is no universal standard in the preparation of insured data for use in the models and the running of modeling software. In our view, the accuracy of the models depends heavily on the availability of detailed insured loss data from actual recent large catastrophes. Due to the limited number of events, there is significant potential for substantial differences between the modeled loss estimate and actual company experience for a single large catastrophe event. This potential difference could be even greater for perils with limited or no modeled annual frequency. We perform our own vendor model validation (including sensitivity analysis and backtesting, where possible) and supplement model output with historical loss information and analysis and management judgment. In addition, we derive our own estimates for non-modeled perils. Despite this, our PML estimates are subject to a high degree of uncertainty and our actual losses from catastrophe events may differ materially.
The risk associated with reinsurance underwriting could adversely affect us.
We do not always separately evaluate each of the individual risks assumed under reinsurance treaties, which is common amongst reinsurers. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.
We could be materially adversely affected if managing general agents, general agents and other producers in our program business exceed their underwriting authorities or otherwise breach obligations owed to us.
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
If we choose to purchase reinsurance, we may be unable to do so, and if we successfully purchase reinsurance, we may be unable to collect amounts due to us.
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
If we experience difficulties with technology and/or data security, our ability to conduct our business might be negatively impacted.
While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as processing policies and paying claims. A shutdown or inability to access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Computer viruses, hackers and other external hazards including catastrophe events could expose our data systems to security breaches. These risks could expose us to data loss and damages. As a result, our ability to conduct our business might be adversely affected. To date, we have not experienced a material breach of cybersecurity. While administrative and technical controls, along with other preventative actions, reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent cyber attacks and/or other security breaches to our computer systems.
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
Our reporting currency is the U.S. dollar. However, a portion of our gross premiums are written in currencies other than the U.S. dollar and a portion of our loss reserves are in non-U.S. currencies. In addition, a portion of our investment portfolio is denominated in currencies other than the U.S dollar. From time to time, we may experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results. Although we attempt to manage our foreign currency exposure through matching of our major foreign-denominated assets and liabilities, as well as through use of currency derivatives, there is no guarantee that we will successfully mitigate our exposure to foreign exchange losses.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including regulatory requirements, our ability to write new business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings. If we are unable to do so, it may curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.
Our inability to obtain the necessary credit could affect our ability to offer reinsurance in certain markets.
Neither AXIS Specialty Bermuda nor AXIS Re SE is licensed or admitted as a (re)insurer in any jurisdiction other than Bermuda, Ireland and Singapore. Because the U.S. and some other jurisdictions do not permit insurance companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security mechanisms are in place, our reinsurance clients in these jurisdictions typically require AXIS Specialty Bermuda and AXIS Re SE to provide letters of credit or other collateral. Our credit facilities are used to post letters of credit. However, if our credit facilities are not sufficient or if we are unable to renew our credit facilities or arrange for other types of security on commercially affordable terms, AXIS Specialty Bermuda and AXIS Re SE could be limited in their ability to write business for some of our clients.
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
Our (re)insurance subsidiaries conduct business globally and our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our (re)insurance subsidiaries are domiciled require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting regulations. These laws and regulations also limit or restrict payments of dividends and reductions in capital. Statutes, regulations and policies may also restrict the ability of these subsidiaries to write (re)insurance contracts, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from, these statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our (re)insurance subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies could have an adverse effect on our business.

Potential government intervention in our industry as a result of recent events and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.
Government intervention and the possibility of future government intervention have created uncertainty in the (re)insurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituents, including shareholders of (re)insurers. An example of such intervention was the expansion of the Florida Hurricane Catastrophe Fund in 2007, which increased the capacity of the Fund to compete against commercial providers of catastrophe reinsurance. In addition, in December 2007, the TRIEA of 2007 extended the material provisions of TRIA for an additional seven years to December 31, 2014 and expanded coverage to include domestic acts of terrorism.
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
Further, once the European Parliament approves Omnibus II, which will include a commencement date, our European legal entities will be subject to Solvency II regulations. Solvency II will replace the existing European Commission (“E.C.”) (re)insurance legislation and has three pillars: (i) a risk based capital assessment, including the approval of internal capital models, (ii) a principles-based risk governance framework, and (iii) external regulatory disclosure obligations. Our European subsidiaries AXIS Specialty Europe and AXIS Re SE are working towards becoming Solvency II compliant. The Bermuda Monetary Authority (“BMA”) is seeking “equivalence” under the Solvency II directive and the E.C. has completed a preliminary equivalence assessment, identifying certain areas for improvement prior to granting full equivalence. AXIS Specialty Limited is working towards meeting the new BMA requirements. Many of the detailed requirements are still being finalized by the E.C. The final implementation of the Solvency II directive may require us to incur considerable expense in order to comply with the requirements and the adoption of new capital modeling rules could impact the levels of capital required to operate our Bermuda and European subsidiaries. Solvency II could also increase our compliance costs and impact the way in which we conduct our business and govern our subsidiaries.
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
We market our (re)insurance worldwide primarily through (re)insurance brokers and derive a significant portion of our business from a limited number of brokers. Marsh & McLennan Companies, Inc., including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation and Willis Group Holdings Ltd., provided a total of 61% of our gross premiums written during 2012. Our relationships with these brokers are based on the quality of our underwriting and claim services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other (re)insurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us and these brokers may favor their own (re)insurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
Our reliance on brokers subjects us to credit risk.
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
Developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other relevant financial statement line items. In particular, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”, and together with the FASB, the “Boards”) continue to work jointly on an insurance contract project, although the Boards acknowledge that the resulting standards will not converge. Continued deliberations are expected in 2013, with each Board expected to issue Exposure Drafts. The accounting and reporting guidance for insurance contracts proposed by both Boards would result in a material change from the current insurance accounting models toward more fair value-based models. Additionally, the Boards continue to develop a comprehensive model for accounting for and reporting of financial instruments, which may lead to further recognition of fair value changes through net income and changes in the way impairments are measured. Changes resulting from these two projects could introduce significant volatility in the earnings of insurance industry participants. There remains considerable uncertainty with respect to the final outcome of these two projects.

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
Under Bermuda law, non-Bermudians, with some limited exceptions, may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government only upon showing that, after proper public advertisement in most cases, no Bermudian or spouse of a Bermudian, holder of a permanent resident certificate or holder of a working resident certificate has applied who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new immigration policy limiting the duration of work permits to between six and nine years, with specified exemptions for “key” employees. In March 2004, the Bermuda government announced an amendment to the immigration policy which expanded the categories of occupations recognized by the government as “key” and for which businesses are eligible to apply for holders of jobs in those categories to be exempt from the six to nine year term limits. The categories include senior executives (chief executive officers, presidents through vice presidents), managers with global responsibility, senior financial posts (treasurers, chief financial officers through controllers, specialized qualified accountants, quantitative modeling analysts), certain legal professionals (general counsel, specialist attorneys, qualified legal librarians and knowledge managers), senior insurance professionals (senior underwriters, senior claims adjustors), experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers/managers. All executive officers who work in our Bermuda office that require work permits have obtained them.
Competition in the insurance industry could reduce our growth and profitability.
The (re)insurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international (re)insurers and with Lloyd's underwriting syndicates, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the (re)insurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater costs of customer acquisition and retention. In addition, if industry pricing does not meet our hurdle rate, we may reduce our future underwriting activities. These factors could have a material adverse effect on our growth and profitability.
Our ability to pay dividends and to make payments on indebtedness may be constrained by our holding company structure.
AXIS Capital is a holding company and has no direct operations of its own. AXIS Capital has no significant operations or assets other than its ownership of the shares of its operating (re)insurance subsidiaries, AXIS Specialty Bermuda, AXIS Re SE, AXIS Specialty Europe, AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus and AXIS Insurance Co. (collectively, our “Insurance Subsidiaries”). Dividends and other permitted distributions from our Insurance Subsidiaries (in some cases through our subsidiary holding companies), are our primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and make distributions. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business and our ability to pay dividends and make payments on our indebtedness.
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
There are provisions in our organizational documents that may reduce or increase the voting rights of our shares.
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
The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given each of AXIS Capital, AXIS Specialty Holdings Bermuda Limited and AXIS Specialty Bermuda an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to AXIS Capital, AXIS Specialty Bermuda or any of their respective operations, shares, debentures or other obligations until March 31, 2035. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035.
Our non-U.S. companies may be subject to U.S. tax that may have a material adverse effect on our results of operations.
AXIS Capital, AXIS Specialty Holdings Bermuda Limited and AXIS Specialty Bermuda are Bermuda companies, AXIS Specialty Holdings Ireland Limited (“AXIS Ireland Holdings”), AXIS Re SE, AXIS Specialty Europe, and AXIS Specialty Global Holdings Limited are Irish companies and AXIS Specialty U.K. Holdings Limited (“AXIS U.K. Holdings”) is a U.K. company. We intend to manage our business so that each of these companies will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on (re)insurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that any of AXIS Capital or its non-U.S. subsidiaries is/are engaged in a trade or business in the United States. If AXIS Capital or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business. If this were to be the case, our results of operations could be materially adversely affected.
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
We intend to operate in such a manner so that none of our companies, other than AXIS Ireland Holdings, AXIS Re SE, AXIS Specialty Europe, and AXIS Specialty Global Holdings Limited should be resident in Ireland for tax purposes and that none of our companies, other than AXIS Ireland Holdings, AXIS Re SE, AXIS Specialty Europe, and AXIS Specialty Global Holdings Limited should be treated as carrying on a trade through a branch or agency in Ireland.
Accordingly, we expect that none of our companies other than AXIS Ireland Holdings, AXIS Re SE, AXIS Specialty Europe and AXIS Specialty Global Holdings Limited should be subject to Irish corporation tax. Nevertheless, since the determination as to whether a company is resident in Ireland is a question of fact to be determined based on a number of different factors and since neither case law nor Irish legislation conclusively defines the activities that constitute trading in Ireland through a branch or agency, the Irish Revenue Commissioners might contend successfully that any of our companies, in addition to AXIS Ireland Holdings, AXIS Re SE, AXIS Specialty Europe and AXIS Specialty Global Holdings Limited, is resident in or otherwise trading through a branch or agency in Ireland and therefore subject to Irish corporation tax. If this were the case, our results of operations could be materially adversely affected.

If corporate tax rates in Ireland increase, our results of operations could be materially adversely affected.
Trading income derived from the (re)insurance businesses carried on in Ireland by AXIS Specialty Europe and AXIS Re SE is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various EU member states have, from time to time, called for harmonization of the corporate tax base within the EU. Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates or tax base in the EU. The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax. If, however, tax laws in Ireland change so as to increase the general corporation tax rate in Ireland, our results of operations could be materially adversely affected.
If investments held by AXIS Specialty Europe or AXIS Re SE are determined not to be integral to the (re)insurance businesses carried on by those companies, additional Irish tax could be imposed and our business and financial results could be materially adversely affected.
Based on administrative practice, taxable income derived from investments made by AXIS Specialty Europe and AXIS Re SE is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the (re)insurance businesses carried on by those companies. AXIS Specialty Europe and AXIS Re SE intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the (re)insurance businesses carried on by AXIS Specialty Europe and AXIS Re SE. If, however, investment income earned by AXIS Specialty Europe or AXIS Re SE exceeds these thresholds, or if the administrative practice of the Irish Revenue Commissioners changes, Irish corporation tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected.
Changes in U.S. federal income tax law or the manner in which it is interpreted could materially adversely affect us.
Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States, but have certain U.S. connections. Previously, legislation had been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates. A similar provision was included as part of President Obama’s proposed budget for fiscal year 2013. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on us. In addition, existing interpretations of U.S. federal income tax laws could change, also resulting in an adverse impact on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no outstanding, unresolved comments from the SEC staff at December 31, 2012.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange under the symbol “AXS”. The following table provides the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2012			2011
	High	Low	Dividends Declared	High	Low	Dividends Declared

1st Quarter	$33.52	$30.35	$0.24	$37.81	$32.07	$0.23
2nd Quarter	$35.12	$30.60	$0.24	$36.63	$30.23	$0.23
3rd Quarter	$36.45	$32.03	$0.24	$32.40	$24.80	$0.23
4th Quarter	$38.80	$33.65	$0.25	$32.99	$25.03	$0.24

On February 4, 2013, the number of holders of record of our common shares was 33. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding the number of common shares we repurchased in the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
October 1-31, 2012	890	$36.45	—	$236.3	million
November 1-30, 2012	2,125	$35.26	—	$236.3	million
December 1-31, 2012	21,892	$35.96	—	$750.0	million
Total	24,907		—	$750.0	million

(a)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(b)
On September 24, 2010, our Board of Directors approved a share repurchase plan to repurchase up to $750 million of our common shares until December 31, 2012. On December 17, 2012, our Board of Directors authorized a new share repurchase plan to repurchase $750 million of our common shares through to December 31, 2014. The new share repurchase authorization, effective January 1, 2013, replaced the previous plan which had $236.3 million available until the end of 2012. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial information for the last five years. This data should also be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented under Item 8 and with ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ under Item 7.

	At and For the year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$4,139,643	$4,096,153	$3,750,536	$3,587,295	$3,390,388
Net premiums earned	3,415,463	3,314,961	2,947,410	2,791,764	2,687,181
Net investment income	380,957	362,430	406,892	464,478	247,237
Net realized investment gains (losses)(1)	127,469	121,439	195,098	(311,584)	(85,267)
Net losses and loss expenses	2,096,028	2,675,052	1,677,132	1,423,872	1,712,766
Acquisition costs	627,653	587,469	488,712	420,495	366,509
General and administrative expenses	560,981	459,151	449,885	370,157	335,758
Interest expense and financing costs	61,863	62,598	55,876	32,031	31,673
Preferred share dividends	38,228	36,875	36,875	36,875	36,875
Net income available to common shareholders	$495,004	$9,430	$819,848	$461,011	$350,501

Per Common Share Data:
Basic earnings per common share	$4.05	$0.08	$6.74	$3.36	$2.50
Diluted earnings per common share	$4.00	$0.07	$6.02	$3.07	$2.26
Cash dividends declared per common share	$0.97	$0.93	$0.86	$0.81	$0.755
Basic weighted average common shares outstanding	122,148	122,499	121,728	137,279	140,322
Diluted weighted average common shares outstanding	123,654	128,122	136,199	150,371	155,320

Operating Ratios:(2)
Net loss and loss expense ratio	61.4%	80.7%	56.9%	51.0%	63.7%
Acquisition cost ratio	18.4%	17.7%	16.6%	15.1%	13.6%
General and administrative expense ratio	16.4%	13.9%	15.2%	13.2%	12.5%
Combined ratio	96.2%	112.3%	88.7%	79.3%	89.8%

Selected Balance Sheet Data:
Investments	$13,546,894	$12,466,889	$11,524,166	$10,622,104	$8,611,898
Cash and cash equivalents	850,550	1,082,838	1,045,355	864,054	1,820,673
Reinsurance recoverable on unpaid and paid losses	1,863,819	1,770,329	1,577,547	1,424,172	1,378,630
Total assets	18,852,344	17,806,059	16,445,731	15,306,524	14,282,834
Reserve for losses and loss expenses	9,058,731	8,425,045	7,032,375	6,564,133	6,244,783
Unearned premiums	2,454,692	2,454,462	2,333,676	2,209,397	2,162,401
Senior notes	995,245	994,664	994,110	499,476	499,368
Total shareholders’ equity	5,779,761	5,444,079	5,624,970	5,500,244	4,461,041
Book value per common share(3)	$44.75	$39.37	$45.60	$37.84	$29.08
Diluted book value per common share(3)	$42.97	$38.08	$39.37	$33.65	$25.79
Common shares outstanding	117,920	125,588	112,393	132,140	136,212
Common shares outstanding - diluted	122,793	129,818	130,189	148,596	153,588

(1)	Effective April 1, 2009, we adopted new Financial Accounting Standards Board guidance for the recognition and presentation of other-than-temporary impairments for fixed maturities.

(2)	Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.

(3)
Book value per common share and diluted book value per common share are based on total common shareholders’ equity divided by common shares and diluted common share equivalents outstanding, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2012, 2011 and 2010 and our financial condition at December 31, 2012 and 2011. This should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

2012 FINANCIAL HIGHLIGHTS

2012 Consolidated Results of Operations

•	Net income available to common shareholders of $495 million, or $4.05 per share basic and $4.00 per diluted share

•	Operating income of $422 million, or $3.41 per diluted share(1)

•	Gross premiums written of $4.1 billion

•	Net premiums written of $3.3 billion

•	Net premiums earned of $3.4 billion

•	Net favorable prior year reserve development of $245 million

•	Significant catastrophe and weather-related losses included:

•	Pre-tax net losses (net of related reinstatement premiums) of $331 million in relation to Storm Sandy

•
Aggregate pre-tax net losses (net of related reinstatement premiums) of $105 million for other notable events of 2012 (including the impact of severe drought conditions on U.S. crops, Hurricane Isaac and first and second quarter U.S. weather events)

•	Net financial impact of Storm Sandy of $301 million, after consideration of reinstatement premiums, ceding commissions and the associated income tax benefit

•	No material change in our aggregate estimate for losses related to 2011 and 2010 calendar year natural catastrophe and weather-related events

•	Underwriting income of $263 million and combined ratio of 96.2%

•	Net investment income of $381 million

•	Net realized investment gains of $127 million

•	Senior leadership transition in the second quarter resulted in separation payments and accelerated and incremental share-based compensation expenses totaling $34 million
2012 Consolidated Financial Condition

•	Total cash and investments of $14.4 billion; fixed maturities, cash and short-term securities comprise 90% of total cash and investments and have an average credit rating of AA-

•	Total assets of $18.9 billion

•	Reserve for losses and loss expenses of $9.1 billion and reinsurance recoverable of $1.9 billion

•	Total debt of $995 million and a debt to total capital ratio of 14.7%

•	Repurchased 9.4 million common shares for total cost of $318 million; remaining authorization under the repurchase program approved by our Board of Directors of $634 million at February 21, 2013

•	Common shareholders’ equity of $5.3 billion; diluted book value per common share of $42.97

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
Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this mission in 2012 included:

•	the continuing growth of our new accident & health line, focused on specialty accident and health products; and

•	the focus on lines of business with attractive rates, generating premium growth in our insurance segment.

In addition, we effectively lowered the weighted average annual dividend rate on our preferred equity capital base by 42 basis points, to 6.953%, at a book value cost of $7 million. This was achieved via the issuance of $400 million of 6.875% Series C shares, in conjunction with the redemption of $150 million of our 7.25% Series A preferred shares and the repurchase of $247 million of our 7.50% Series B preferred shares via tender offer.
Results of Operations

Year ended December 31,	2012	% Change	2011	% Change	2010

Underwriting income (loss):
Insurance	$65,477	87%	$35,034	(83%)	$210,039
Reinsurance	197,660	nm	(362,260)	nm	199,164
Net investment income	380,957	5%	362,430	(11%)	406,892
Net realized investment gains	127,469	5%	121,439	(38%)	195,098
Other expenses, net	(224,322)	103%	(110,338)	(29%)	(154,470)
Net income	547,241	nm	46,305	(95%)	856,723
Preferred share dividends	(38,228)	4%	(36,875)	—%	(36,875)
Loss on repurchase of preferred shares	(14,009)	—%	—	—%	—
Net income available to common shareholders	$495,004	nm	$9,430	(99%)	$819,848

Operating income (loss)	$421,523	nm	$(153,912)	nm	$611,342

nm – not meaningful
Underwriting Results
2012 versus 2011: The $590 million improvement in our underwriting result during 2012 was largely due to a reduction in the frequency and severity of natural catastrophe and weather-related losses. During 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $931 million for numerous catastrophe and weather events, including: the February Christchurch, New Zealand earthquake ("New Zealand II"), the Japanese earthquake and tsunami, the series of severe U.S. storms and tornadoes in April/May, first quarter Australian weather events (January floods and Cyclone Yasi), the Thai floods, the June Christchurch aftershock ("New Zealand III"), the Danish floods, Hurricane Irene and Tropical Storm Lee; these events impacted our reinsurance segment to a greater extent. Comparatively, in 2012, we recognized pre-tax net losses (net of related reinstatement premiums) of $331 million for Storm Sandy and an aggregate $105 million for the impact of severe drought conditions on U.S. crops, Hurricane Isaac and first and second quarter U.S. weather events. Growth in net premiums earned in our insurance segment and improvements in the current accident year loss ratios exclusive of the catastrophe and weather-related losses for both segments further contributed to the improvement in 2012; this was partially offset by a $13 million reduction in net favorable prior year reserve development and growth in general and administrative expenses.
Our insurance segment's underwriting income for 2011 included aggregate pre-tax net losses (inclusive of premiums to reinstate reinsurance protection) of $157 million related to the 2011 events noted above. Comparatively, underwriting income for 2012 included pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) of $178 million for Storm Sandy and an aggregate $44 million for Hurricane Isaac and first and second quarter 2012 U.S. weather events. Despite increased catastrophe and weather-related losses in 2012, underwriting income for the segment improved due to growth in net premiums earned (driven by the expansion of our business over the past year), an improvement in the current accident year loss ratio exclusive of catastrophe and weather activity and a $19 million increase in net favorable prior year reserve development. This was partially offset by commensurate growth in acquisition costs and general and administrative expenses.
The $560 million improvement in the reinsurance segment's underwriting result was primarily attributable to the significantly lower level of natural catastrophe and weather-related losses; the majority of our 2011 natural catastrophe and weather-related losses emanated from our reinsurance segment and drove the underwriting loss for that year. The segment's underwriting loss for 2011 included aggregate pre-tax net losses (net of related reinstatement premiums) of $774 million for the events noted above, with the most significant amounts being for New Zealand II, the Japanese earthquake and tsunami and the first quarter Australian weather events. Comparatively, in 2012, we recognized pre-tax net losses (net of related reinstatement premiums) of $153 million for Storm Sandy and an aggregate $60 million for the impact of severe drought conditions on U.S. crops, Hurricane Isaac and first and second quarter 2012 U.S. weather events. An improvement in the current accident year loss ratio, exclusive of these catastrophe and weather-related losses, further contributed to the improvement in 2012. Partially offsetting these improvements was a $32 million reduction in net favorable prior year reserve development, a reduction in net premiums earned and increases in acquisition costs and general and administrative expenses.
2011 versus 2010: The significantly high frequency and severity of natural catastrophe activity in 2011, described above, was the primary driver of the deterioration in underwriting results in that year. However, natural catastrophe activity also impacted underwriting results for 2010. In comparison to the $931 million for 2011 noted above, during 2010 we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $248 million for the September New Zealand earthquake (“New Zealand I”) and the Chilean earthquake, with substantially all of this emanating from our reinsurance segment. Further contributing to the reduction in underwriting income was a $56 million decrease in net favorable prior year reserve development.
Our insurance segment’s 2011 underwriting income included $157 million in pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) related to the events of 2011 noted above, while catastrophe losses in 2010 were insignificant. A $15 million reduction in net favorable prior year reserve development and an increase in acquisition costs also contributed to the reduction in underwriting income; reductions in ceded reinsurance costs and increases in gross premiums written contributed to higher net premiums earned and partially offset these reductions.
Our reinsurance segment's 2011 underwriting loss included aggregate pre-tax net losses (net of related reinstatement premiums) of $774 million for the events of 2011 noted above. Substantially all of our natural catastrophe-related pre-tax net losses in 2010 emanated from the reinsurance segment. A $40 million reduction in net favorable prior period reserve development also contributed to the variance in the underwriting result between periods.
Net Investment Income
The variability in our net investment income for 2010 through 2012 was largely attributable to our alternative investment portfolio ("other investments"). Income from this portfolio increased by $56 million in 2012, driven by improved performance for our hedge funds (reflective of global equity market performance) and credit funds (driven by pricing improvement in underlying bank loans). Comparatively, income from these investments decreased $33 million in 2011, reflective of the underperformance of both global equities and bank loans during in that year.
Excluding income from our other investments, net investment income decreased by $12 million and $37 million, respectively, in 2011 and 2012. These decreases were primarily attributable our fixed maturity portfolio, where lower reinvestment yields drove reductions in income despite higher investment balances.

Net Realized Investment Gains
During each period presented, we realized net investment gains largely due to the sale of fixed maturities. Other-than-temporary impairment ("OTTI") charges were $24 million, $16 million and $18 million in 2012, 2011 and 2010, respectively.
Other (Expenses) Revenues, Net
Appreciation in the Sterling and euro against the U.S. dollar drove foreign exchange losses of $30 million in 2012, related to the remeasurement of our foreign-denominated net insurance-related liabilities. In 2011 and 2010, depreciation in these currencies resulted in foreign exchange gains of $45 million and $16 million, respectively. Excluding these foreign exchange-related amounts, other expenses were $170 million, $155 million and $195 million, respectively in 2010, 2011 and 2012.
The $15 million decrease in 2011 was driven by a $23 million reduction in income tax expense, as taxable income declined due to the significant catastrophe activity previously noted. This was partially offset by an increase in interest expense following our March 2010 senior note issuance.
A $53 million increase in corporate expenses drove the increase in other expenses in 2012. Separation payments and accelerated and incremental share-based compensation costs related to our second quarter 2012 senior leadership transition totaled $34 million and were the primary driver of this increase. Partially offsetting the increase in corporate expenses was a $12 million reduction in tax expense, as the impact of Storm Sandy led to minimal taxable income in the U.S. for 2012.
Loss on Repurchase of Preferred Shares

In conjunction with the effective reduction of the dividend rate on our preferred equity base previously discussed, we repurchased $150 million of our 7.25% Series A preferred shares and $247 million of our 7.50% Series B preferred shares during the first half of 2012. While the Series A shares were redeemed at liquidation value, we paid a $7 million premium to repurchase the Series B shares in advance of the first eligible redemption date. This premium, combined with the recognition of the proportionate share of issue costs for both series as an expense, resulted in a $14 million loss. As the issue costs for these shares were recognized in shareholders' equity in the period the shares were originally issued, the only impact on book value related to the $7 million premium on the Series B repurchase. Refer to Item 8, Note 13 to the Consolidated Financial Statements for further details.
Outlook

Management expects gross premiums written to increase across both of our segments in 2013. The primary insurance market continues to see favorable pricing momentum.  We see ongoing improvement across most classes and geographies within our insurance segment and will pursue opportunities to expand our reach in areas where we believe returns are most attractive.

We believe that the global reinsurance market is generally at equilibrium with acceptable levels of profitability.  There is some pressure in lines that have shown strong profitability and have attracted new capacity in recent years.  On the other hand, there is some upside pressure on pricing for loss-affected property treaties and lines with recent major loss activity, including Sandy-affected treaties, agriculture and marine, and Management expects that these areas will contribute to growth in reinsurance premiums.

Financial Measures
We believe that the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Year ended and at December 31,	2012	2011	2010

ROACE(1)	9.7%	0.2%	16.2%
Operating ROACE(2)	8.2%	(3.1%)	12.1%
Diluted book value per common share(3)	$42.97	$38.08	$39.37
Cash dividends declared per common share	0.97	0.93	0.86
Value creation(4)	$5.86	$(0.36)	$6.58

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

(4)	Value creation represents the change in diluted book value per common share and dividends declared during the period.

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
2012 versus 2011: The improvement in our underwriting result, driven by the lower level of catastrophe and weather-related losses previously discussed, was the primary contributor to the improved operating ROACE; the increase in net investment income also contributed. These favorable variances were partially offset by the increase in corporate expenses previously discussed.
In addition to the items noted above for operating ROACE, ROACE is also impacted by net realized investment gains, foreign exchange losses (gains) and the loss on repurchase of preferred shares. The magnitude of our net realized investment gains resulted in these amounts contributing favorably, in aggregate, to our results for both periods; thus ROACE exceeded operating ROACE.
2011 versus 2010: Our underwriting loss, driven by catastrophe and weather-related losses, was the primary driver of the negative operating ROACE for 2011; reductions in net favorable prior year reserve development and net investment income also contributed to a lower return when compared to 2010.
Our combined net realized investment gains and foreign exchange gains for 2011 were sufficient for us to recognize net income for the period; as such, our ROACE for the year was marginally positive. Net realized investment gains and foreign exchange gains in 2010 also contributed to a higher ROACE, in comparison to operating ROACE.
Diluted book value per common share
We consider diluted book value per common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
The previously described impact of catastrophe and weather-related losses on our 2011 net income available to common shareholders was the primary driver of the 3% reduction in our diluted book value per common share for the 2011 fiscal year. During 2012, our diluted book value per common share appreciated by 13%, driven by $495 million in net income available to common shareholders, an overall improvement in valuations for our available-for-sale securities and, to a lesser extent, the execution of common share repurchases at a discount to book value.
Cash dividends per common share
We believe in returning excess capital to our shareholders by way of dividends (as well as share repurchases) and, accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulatively strong earnings have permitted our Board of Directors to approve nine successive annual increases in quarterly common share dividends.
Value creation
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. Despite the impact of catastrophe events, our net income combined with valuation improvements on our available-for-sale securities and common share repurchases executed at a discount to book value led to an increases in diluted book value per common share during 2010 and 2012; dividends declared provided additional value for our shareholders. The global frequency and severity of catastrophe activity in 2011 drove a small reduction in shareholder value for that year.

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

Year ended December 31,	2012	% Change	2011	% Change	2010

Revenues:
Gross premiums written	$4,139,643	1%	$4,096,153	9%	$3,750,536
Net premiums written	3,337,456	(2%)	3,419,434	9%	3,147,540
Net premiums earned	3,415,463	3%	3,314,961	12%	2,947,410
Other insurance related income	2,676		2,396		2,073

Expenses:
Current year net losses and loss expenses	(2,340,868)		(2,932,513)		(1,990,187)
Prior year reserve development	244,840		257,461		313,055
Acquisition costs	(627,653)		(587,469)		(488,712)
Underwriting-related general and administrative expenses(1)	(431,321)		(382,062)		(374,436)

Underwriting income (loss)(2)	$263,137	nm	$(327,226)	nm	$409,203

General and administrative expenses(1)	$560,981		$459,151		$449,885
Income before income taxes(2)	$550,528		$61,538		$895,403

nm - not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included $129,660, $77,089 and $75,449 of corporate expenses for 2012, 2011 and 2010, respectively; refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

(2)
Group (or consolidated) underwriting income (loss) is a non-GAAP financial measure as defined in SEC Regulation G. Refer to Item 8, Note 3 to the Consolidated Financial Statements, for a reconciliation of consolidated underwriting income (loss) to the nearest GAAP financial measures (income before income taxes) for the periods indicated above. Also, refer to 'Non-GAAP Financial Measures' for additional information related to the presentation of consolidated underwriting income (loss).

UNDERWRITING REVENUES
Premiums Written:
Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Year ended December 31,	2012	% Change		2011	% Change		2010

Insurance	$2,309,481	9%		$2,121,829	11%		$1,916,116
Reinsurance	1,830,162	(7%)		1,974,324	8%		1,834,420
Total	$4,139,643	1%		$4,096,153	9%		$3,750,536

% ceded
Insurance	34%	3	pts	31%	1	pts	30%
Reinsurance	1%	—	pts	1%	—	pts	1%
Total	19%	2	pts	17%	1	pts	16%

	Net Premiums Written
	2012	% Change		2011	% Change		2010

Insurance	$1,522,245	4%		$1,466,134	10%		$1,332,220
Reinsurance	1,815,211	(7%)		1,953,300	8%		1,815,320
Total	$3,337,456	(2%)		$3,419,434	9%		$3,147,540

2012 versus 2011: Gross premiums written growth was driven by a $188 million increase in our insurance segment, attributable to a number of lines of business, with the most significant increases emanating from professional lines, liability and accident & health. Growth in professional lines was driven by geographic expansion (including our European operations) and newer initiatives, with an improving rate environment also contributing. Select new business opportunities, primarily in our U.S. excess and surplus lines umbrella business, drove the increase in liability business; rate increases also contributed. Finally, our recently established accident & health line continued to generate new business.
Partially offsetting this growth was a reduction in gross premiums written in our reinsurance segment, primarily related to the repositioning of our catastrophe reinsurance portfolio throughout 2012. We reduced catastrophe exposure in certain zones, including the Northeast and Mid-Atlantic regions of the U.S.; this was partially offset by exposure increases in other areas, where we believe risk and return characteristics are more attractive. Property business also contributed to the overall reduction in gross premiums written for the reinsurance segment, with the drivers being reduced purchasing by certain of our clients and our evaluation of risk/return characteristics. In addition, our trade credit and bond reinsurance premiums also decreased, as we managed our European exposure base in light of current economic conditions and changes in contract terms.
The three point increase in the ceded premium ratio for our insurance segment was driven by changes in our reinsurance purchasing, primarily higher cession rates on our professional lines quota share reinsurance program on renewal during the second quarter. Business mix changes, driven by growth in our liability business, also contributed.
2011 versus 2010: Our new accident & health line was the primary driver of the 11% increase in gross premiums written in our insurance segment. Geographic expansion and new business initiatives also contributed to the increase. Gross premiums written growth for our reinsurance segment was primarily driven by proportional motor reinsurance business, with the primary contributing factors being increases on renewal and new business. Gross premiums written for trade credit and bond reinsurance business also increased.

Net Premiums Earned:

Net premiums earned by segment were as follows:

							% Change
Year ended December 31,	2012		2011		2010		11 to 12	10 to 11

Insurance	$1,558,058	46%	$1,429,687	43%	$1,206,493	41%	9%	18%
Reinsurance	1,857,405	54%	1,885,274	57%	1,740,917	59%	(1%)	8%
Total	$3,415,463	100%	$3,314,961	100%	$2,947,410	100%	3%	12%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

2012 versus 2011: Growth in net premiums earned for our insurance segment was primarily driven by recent growth in gross premiums written in our accident & health line; net premiums earned also increased due to growth in our professional lines business in recent quarters, though this was tempered by the previously mentioned increase in quota share cessions. The reduction in catastrophe gross premiums written during 2012, described above, was the primary driver of the decline in net premiums earned for our reinsurance segment.
2011 versus 2010: Eleven percent growth in gross premiums written and changes in our reinsurance purchasing effected during the second quarter of 2010 drove the 18% growth in net premiums earned for our insurance segment. The 8% increase in our reinsurance segment is consistent with gross premiums written growth.
UNDERWRITING EXPENSES
The following table provides a breakdown of our combined ratio:

Year ended December 31,	2012	% Point Change	2011	% Point Change	2010

Current accident year loss ratio	68.5%	(20.0)	88.5%	21.0	67.5%
Prior year reserve development	(7.1%)	0.7	(7.8%)	2.8	(10.6%)
Acquisition cost ratio	18.4%	0.7	17.7%	1.1	16.6%
General and administrative expense ratio(1)	16.4%	2.5	13.9%	(1.3)	15.2%
Combined ratio	96.2%	(16.1)	112.3%	23.6	88.7%

(1)
The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 3.8%, 2.4% and 2.5% for 2012, 2011 and 2010, respectively. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio:
2012 versus 2011: A lower level of natural catastrophe and weather-related losses in 2012 was the primary driver of the 20.0 point reduction in our current accident year loss ratio, though the ratios for both years were significantly impacted by natural catastrophe events.
The most significant catastrophe event of 2012 was Storm Sandy, which made landfall as a post-tropical cyclone with hurricane-force winds near Atlantic City, New Jersey on October 29th. Storm Sandy impacted numerous U.S. states, with particularly severe wind, flooding and storm surge damage in New Jersey and New York. We recognized estimated pre-tax net losses (net of related reinstatement premiums) of $331 million in relation to this event, with approximately half of this amount recognized in each of our insurance and reinsurance segments. In addition, during 2012 we recognized pre-tax net losses of $37 million in relation to the impact of severe drought conditions on U.S. crops and an aggregate $68 million (net of related reinstatement premiums) for first and second quarter U.S. weather events and Hurricane Isaac. While the crop-related losses were exclusive to our reinsurance segment, the other events impacted both of our segments.
Comparatively, numerous notable natural catastrophe and significant weather events impacted our results in 2011, namely: New Zealand II, the Japanese earthquake and tsunami, the series of severe U.S. storms and tornadoes in April and May, first quarter Australian weather events, the Thai floods, New Zealand III, the Danish floods, Hurricane Irene and Tropical Storm Lee. In aggregate, we recognized pre-tax net losses (net of related reinstatement premiums) of of $931 million in relation to these events during 2011. Of this amount, $774 million and $157 million, respectively, emanated from our reinsurance and insurance segments.
Exclusive of the impact of the catastrophe and weather-related losses noted above, the current accident year loss ratio for each of our segments improved in 2012:

•
Reduced exposure and loss experience related to aggregate property reinsurance of regional insurance companies in the U.S. drove an improvement in our reinsurance segment, though this was partially offset by a higher ratio for our trade credit and bond reinsurance business and business mix changes; and

•
A lower level of loss activity in our property and marine lines of business and a reduction in the ratio for our credit and political risk business (given a notable improvement in loss experience during the year) were the primary drivers of the improvement in our insurance segment.

2011 versus 2010: The level of natural catastrophe and weather-related losses was also the primary driver of the variance in the current accident year loss ratios for these years. In comparison to the 2011 catastrophe and weather-related losses noted above, we recognized pre-tax net losses (net of related reinstatement premiums) of $138 million for New Zealand I and $110 million for the February earthquake in Chile during 2010. In addition, there were a number of other weather-related loss events during 2010, including Australian and U.S. storms and European Windstorm Xynthia in the first quarter and further Australian storms and flooding and U.S. storms in the fourth quarter. The 2010 events principally impacted our reinsurance segment.
Exclusive of the impact of the catastrophe and weather-related losses noted above, the current accident year loss ratio increased in each of our segments during 2011:

•	Rate reductions, changes in business mix and an increased level of property and marine loss activity contributed to an increase in our insurance segment; and

•
Business mix changes and rate reductions contributed to an increase in our reinsurance segment, though partially offset by a reduction in the ratio for our trade credit and bond reinsurance business, as global economic conditions improved.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.
Estimates for Significant Catastrophe Events
Our estimated net losses in relation to the catastrophe events described above were derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. These assessments take into account the latest information available from clients, brokers and loss adjusters. In addition, we consider industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate. Our estimates remain subject to change as additional loss data becomes available.
We continue to monitor paid and incurred loss development for catastrophe events of prior years and update our estimates of ultimate losses accordingly. While there was no material change in our aggregate estimate for the events of 2011 and 2010 during 2012, updated information received during the year resulted in revisions to our estimated ultimate losses for each of the three New Zealand earthquakes; our estimate for the 2010 accident year event (New Zealand I) decreased and our combined estimate for the 2011 accident year events (New Zealand II/III) increased.
The frequency and/or severity of natural catastrophe activity in each of 2010 through 2012 was high and our December 31, 2012 net reserve for losses and loss expenses continues to include estimated amounts for numerous natural catastrophe events that occurred during this period. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami, the three New Zealand earthquakes and the Thai floods, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

Prior Year Reserve Development:
Our favorable prior year reserve development was the net result of several underlying developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of net prior year reserve development by segment:

Year ended December 31,	2012	2011	2010

Insurance	$122,209	$103,014	$118,336
Reinsurance	122,631	154,447	194,719
Total	$244,840	$257,461	$313,055

Overview
The majority of the net favorable prior year reserve development related to short-tail lines of business, with our professional lines business also contributing notably.
The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $186 million, $178 million and $181 million of the total net favorable prior year reserve development in 2012, 2011 and 2010, respectively, and primarily reflected the recognition of better than expected loss emergence.
Our professional lines insurance and reinsurance business contributed further net favorable prior year reserve development of $54 million, $105 million and $117 million, respectively in 2012, 2011 and 2010. This prior year reserve development was driven by increased weight being given to experience-based actuarial methods in selecting our ultimate loss estimates for accident years 2009 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable prior year reserve development. Given the significance of the global financial crisis, we expect that loss development patterns for the 2007 through 2009 accident years may ultimately differ from other years; as a result, we are exercising a greater degree of caution in recognizing potential favorable loss emergence for these years.
Refer to the ‘Critical Accounting Estimate – Reserve for Losses and Loss Expenses’ section for further details. We caution that conditions and trends that impacted the development of our reserve for losses and loss expenses in the past may not recur in the future.
The following sections provide further details on prior year reserve development by segment, reserving class and accident year.
Insurance Segment:

Year ended December 31,	2012	2011	2010

Property and other	$63,919	$55,779	$51,740
Marine	37,322	21,910	23,338
Aviation	5,017	9,842	11,995
Credit and political risk	(143)	(13,764)	(18,414)
Professional lines	19,458	49,868	56,993
Liability	(3,364)	(20,621)	(7,316)
Total	$122,209	$103,014	$118,336

In 2012, we recognized $122 million of net favorable prior year reserve development, the principal components of which were:

•
$64 million of net favorable prior year reserve development on our property and other business, the majority of which related to the 2009 through 2011 accident years ($42 million) and the 2008 accident year ($17 million). While development was primarily driven by better than expected loss emergence, $7 million of the 2008 accident year amount was due to the final settlement of two Hurricane Ike claims.

•
$37 million of net favorable prior year reserve development on marine business, spanning a number of accident years and largely related to better than expected loss emergence. The majority of this, $21 million, related to offshore energy business.

•	$19 million of net favorable prior year reserve development on professional lines business, primarily related to the 2006 through 2008 accident years and for the reasons discussed in the overview.
During the fourth quarter of 2012, we began to give weight to actuarial methods that incorporate our own favorable historical claims experience for our oldest accident year liability business. Refer to the 'Critical Accounting Estimate - Reserve for Losses and Loss Expenses' section for further details.
In 2011, we recognized $103 million of net favorable prior year reserve development, the principal components of which were:

•
$56 million of net favorable prior year reserve development on our property and other business, the majority of which related to the 2010 ($27 million), 2009 ($9 million) and 2008 ($10 million) accident years. While the 2010 and 2009 amounts primarily related to better than expected loss emergence, the 2008 amount largely related to updated information from our client with respect to one large loss event.

•
$22 million of net favorable prior year reserve development on marine business, spanning a number of accident years and related to better than expected loss emergence. The majority of this, $21 million, related to offshore energy business.

•	$10 million of net favorable prior year reserve development on aviation business, spanning a number of accident years and driven by better than expected loss emergence.

•
$14 million of net adverse prior year reserve development on credit and political risk business, primarily driven by $21 million in adverse development on the 2009 accident year as we reduced our recovery estimates based on the latest available information. Partially offsetting this amount was $8 million in net favorable development on the 2007 and 2008 accident years.

•
$50 million of net favorable prior year reserve development on professional lines business. We recognized a total of $60 million of net favorable development for 2004 through 2007 accident years, largely due to the reasons discussed in the overview. This amount included $19 million reallocated from the 2007 accident year to the 2008 accident year, recognized after consideration of our claims history and other available information and data for accident years impacted by the global financial crisis; in the aggregate, our estimate for global financial crisis remained unchanged. Partially offsetting this was the recognition of $8 million of net adverse development on the 2010 accident year.

•	$21 million of net adverse prior year reserve development on liability business, primarily emanating from the 2010 accident year and related to the receipt of two notable claims.
In 2010, we recognized $118 million of net favorable prior year reserve development, the principal components of which were:

•
$52 million of net favorable prior year reserve development on our property and other business, the majority of which emanated from the 2005 through 2009 accident years and related to better than expected loss emergence.

•
$23 million of net favorable prior year reserve development on marine business, largely related to the 2007 through 2009 accident years and driven by better than expected loss emergence. The majority of this, $20 million, related to offshore energy business.

•	$12 million of net favorable prior year reserve development on aviation business, spanning several accident years and largely related to better than expected loss emergence.

•
$18 million of net adverse prior year reserve development on credit and political risk business. This balance consisted of net adverse development of $54 million on the 2009 accident year, as we finalized settlements for certain loss events and reduced our recovery estimates for the latest available information. Partially offsetting this amount was $36 million in net favorable prior year reserve development on the 2006 through 2008 accident years, in recognition of better than anticipated loss emergence on our CEND and credit business.

•	$57 million of net favorable prior year reserve development on professional lines business, primarily generated from the 2004 through 2006 accident years, for the reasons discussed in the overview.

•
$7 million of net adverse development on liability business, primarily related to the 2007 through 2009 accident years and reflecting earlier than expected loss emergence on our U.S. excess and surplus lines umbrella business for those accident years during 2010.

Reinsurance Segment:

Year ended December 31,	2012	2011	2010

Property and other	$79,802	$90,437	$93,534
Credit and bond	12,254	39,806	37,793
Professional lines	34,291	55,628	60,067
Motor	(4,328)	(31,802)	1,225
Liability	612	378	2,100
Total	$122,631	$154,447	$194,719

In 2012, we recognized $123 million of net favorable prior year reserve development, the principal components of which were:

•	$80 million of net favorable prior year reserve development on property and other business, consisting largely of:

•
$63 million of net favorable prior year reserve development on catastrophe and property business. Net favorable development was evident across all accident years, with the exception of 2011, and was largely due to better than expected loss emergence. We recognized net adverse development of $18 million on the 2011 accident year, driven by the revision in our estimates for New Zealand II/III as noted under 'Estimates for Significant Catastrophe Events' above.

•
$16 million of net favorable prior year reserve development on crop business, largely related to the 2011 accident year and due to better than expected loss emergence. Of this amount, $6 million related to updated information for one particular claim; the remainder was due to better than expected loss emergence.

•
$12 million of net favorable prior year reserve development on trade credit and bond reinsurance business, primarily related to the 2010 and 2011 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•
$34 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2007, and to a lesser extent 2006, accident years for the reasons discussed in the overview.

Aggregate net prior year reserve development for our liability reserving class was insignificant during 2012; however, there were underlying favorable and adverse movements by accident year, driven by an underwriting to accident year reallocation for claims associated with a particular group of treaties.
In 2011, we recognized $154 million of net favorable prior year reserve development, the principal components of which were:

•	$90 million of net favorable prior year reserve development on property and other business largely consisting of:

•
$71 million of net favorable prior year reserve development on catastrophe and property business. This development primarily related to the 2007 through 2009 accident years and reflected better than expected loss emergence.

•	$11 million of net favorable prior year reserve development on crop business, largely related to the 2010 accident year and due to better than expected loss emergence.

•	$8 million in net favorable prior year reserve development on engineering business, primarily related to the 2007 through 2009 accident years and due to better than expected loss emergence.

•
$40 million of net favorable prior year reserve development on trade credit and bond reinsurance business, largely related to the 2009 and 2010 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•
$56 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2005 through 2007 accident years for the reasons discussed in the overview.

•
$32 million of net adverse prior year reserve development on motor reinsurance business, primarily related to 2008 through 2010 accident year non-proportional business and due to changes in assumptions relating to settlement practices in the U.K. motor market (namely, Periodic Payment Orders, or “PPOs”).

In 2010, we recognized $195 million of net favorable prior year reserve development, the principal components of which were:

•	$94 million of net favorable prior year reserve development on property and other business largely consisting of:

•
$75 million of net favorable prior year reserve development on property and catastrophe business, largely consisting of net favorable development on the 2009 ($39 million), 2007 ($14 million) and 2005 ($28 million) accident years and partially offset by net adverse development of $17 million on the 2008 accident year. Development on the 2009 and 2007 accident years was driven by better than expected loss emergence, while development on the 2005 accident year was driven by a favorable court judgment associated with one claim and a reduction in our reserve for another claim following the receipt of updated information. The net adverse development on the 2008 accident year largely related to updated information with respect to Hurricane Ike losses.

•
$21 million of net favorable prior year reserve development on crop reserves, principally related to the 2009 accident year and largely resulting from the reduction in reserves for Canadian crop losses following updated information from the cedant.

•
$38 million of net favorable prior year reserve development on trade credit and bond reinsurance lines of business, largely related to the 2009 accident year and, to a lesser extent the 2007 and 2008 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•
$60 million of net favorable prior year reserve development on professional lines reinsurance business, primarily on the 2006 accident year and, to a lesser extent the 2007, 2005 and 2004 accident years, for the reasons discussed in the overview.

RESULTS BY SEGMENT

INSURANCE SEGMENT
Results from our insurance segment were as follows:

Year ended December 31,	2012	% Change	2011	% Change	2010

Revenues:
Gross premiums written	$2,309,481	9%	$2,121,829	11%	$1,916,116
Net premiums written	1,522,245	4%	1,466,134	10%	1,332,220
Net premiums earned	1,558,058	9%	1,429,687	18%	1,206,493
Other insurance related income	2,676		2,396		2,073

Expenses:
Current year net losses and loss expenses	(1,075,773)		(1,022,333)		(688,205)
Prior year reserve development	122,209		103,014		118,336
Acquisition costs	(226,859)		(199,583)		(152,223)
General and administrative expenses	(314,834)		(278,147)		(276,435)

Underwriting income	$65,477	87%	$35,034	(83%)	$210,039

		% Point Change		% Point Change
Ratios:
Current year loss ratio	69.0%	(2.5)	71.5%	14.5	57.0%
Prior year reserve development	(7.8%)	(0.6)	(7.2%)	2.6	(9.8%)
Acquisition cost ratio	14.6%	0.6	14.0%	1.4	12.6%
General and administrative ratio	20.2%	0.8	19.4%	(3.6)	23.0%
Combined ratio	96.0%	(1.7)	97.7%	14.9	82.8%

Gross Premiums Written:
The following table provides gross premiums written by line of business:

							% Change
Year ended December 31,	2012		2011		2010		11 to 12	10 to 11

Property	$651,188	27%	$635,278	30%	$600,806	31%	3%	6%
Marine	252,434	11%	240,481	11%	224,814	12%	5%	7%
Terrorism	37,186	2%	34,313	2%	37,246	2%	8%	(8%)
Aviation	65,143	3%	70,792	3%	75,794	4%	(8%)	(7%)
Credit and political risk	39,405	2%	35,734	2%	30,669	2%	10%	17%
Professional lines	836,634	36%	764,205	36%	712,053	37%	9%	7%
Liability	266,696	12%	213,256	10%	228,247	12%	25%	(7%)
Accident & health	160,795	7%	127,770	6%	6,487	—%	26%	nm
Total	$2,309,481	100%	$2,121,829	100%	$1,916,116	100%	9%	11%

nm – not meaningful

2012 versus 2011: Growth in gross premiums written was evident in the majority of our lines of business, with professional lines, liability and accident & health contributing most significantly. Geographic expansion (including our European operations) and newer initiatives were the primary drivers of the growth in professional lines; an improving rate environment also contributed. Liability growth was attributable to select new business opportunities and, to a lesser extent, rate increases in our U.S. excess and surplus lines umbrella business. Our recently established accident & health line continued to generate new business. Property premiums were also up, as growth driven by rate increases and new business opportunities more than offset a reduction due to the non-renewal of certain catastrophe-exposed business written through MGAs.
2011 versus 2010: Our accident & health line, launched in 2010, led the 11% growth in gross premiums written. A large portion of this growth was due to accident & health reinsurance business assumed.
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
Premiums Ceded:
2012 versus 2011: Premiums ceded in 2012 were $787 million, or 34%, of gross premiums written, compared to $656 million, or 31%, in 2011. The increase in the ceded premium ratio was largely due to changes in our reinsurance purchasing, most notably a higher cession rate on our professional lines quota share reinsurance program on renewal during the second quarter. Business mix changes also contributed to the increase, most notably in relation to the growth in our liability business, for which we purchase significant reinsurance.
2011 versus 2010: Our ceded premium ratios for 2011 and 2010 were comparable at 31% and 30% of gross premiums written, respectively.

Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2012		2011		2010		11 to 12	10 to 11

Property	$408,943	26%	$385,291	27%	$337,525	28%	6%	14%
Marine	171,165	11%	152,123	11%	145,356	12%	13%	5%
Terrorism	38,605	2%	35,213	2%	32,486	3%	10%	8%
Aviation	60,363	4%	70,681	5%	66,636	6%	(15%)	6%
Credit and political risk	87,103	6%	97,680	7%	89,773	7%	(11%)	9%
Professional lines	563,500	36%	536,238	38%	444,663	37%	5%	21%
Liability	86,873	6%	89,555	6%	87,481	7%	(3%)	2%
Accident & health	141,506	9%	62,906	4%	2,573	—%	125%	nm
Total	$1,558,058	100%	$1,429,687	100%	$1,206,493	100%	9%	18%

nm – not meaningful
2012 versus 2011: Growth in our accident & health line, commensurate with gross premiums written growth since the launch of this product offering, accounted for 61% of the overall growth in net premiums earned. Growth in professional lines business in recent quarters, arising from geographic expansion (including our European, Australian and Canadian operations) and targeted initiatives, also contributed to the increases; however, the impact of this growth was tempered in the second half of 2012 by the aforementioned increase in quota share cessions.

2011 versus 2010: The 18% growth in net premiums earned was primarily reflective of the 11% growth in gross premiums written discussed above. Further contributing were reinsurance purchasing changes effected during the second quarter of 2010.
Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2012	% Point Change	2011	% Point Change	2010

Current accident year	69.0%	(2.5)	71.5%	14.5	57.0%
Prior year reserve development	(7.8%)	(0.6)	(7.2%)	2.6	(9.8%)
Loss ratio	61.2%	(3.1)	64.3%	17.1	47.2%

Current Accident Year Loss Ratio
2012 versus 2011:
Natural catastrophe and weather-related losses impacted the current accident year loss ratios for both periods.
During 2012, we recognized estimated pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) of $178 million for Storm Sandy. In addition, we recognized aggregate pre-tax net losses of $44 million for Hurricane Isaac and first and second quarter 2012 U.S. weather events.
Comparatively, during 2011, we recognized estimated pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) for the following natural catastrophe and weather related events:

•	$40 million in relation to the series of severe U.S. storms in April and May;

•	$32 million in relation to the Thai floods;

•	$29 million in relation to the Japanese earthquake and tsunami;

•	$20 million in relation to New Zealand II; and

•	an aggregate $35 million in relation to Hurricane Irene and Tropical Storm Lee.
Exclusive of these catastrophe and weather-related losses, our 2012 current accident year loss ratio improved relative to 2011 primarily due to:

•	a lower level of loss activity in our property and marine lines of business; and

•
a reduction in the ratio for our credit & political risk line of business (loss experience on this business was notably less in 2012, driving a 22 percentage point reduction in the ratio from 60% to 38%).

2011 versus 2010:
Natural catastrophe and weather-related losses were the primary driver of the 14.5 point increase. While the 2011 current accident year loss ratio was impacted by the events noted above, catastrophe-related pre-tax net losses were insignificant in 2010. Exclusive of these items, rate reductions, changes in business mix and a higher level of loss activity in our property and marine lines of business also contributed to a higher ratio in 2011.
Refer to the ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: Growth in accident & health gross premiums written introduced some upward movement in the acquisition cost ratio for the segment starting in 2011; excluding this business, the 2012 and 2011 acquisition cost ratios were 13.0% and 13.2%, respectively.
General and Administrative Expense Ratio: General and administrative expenses increased in 2012, driven by performance-based compensation expenses and staff increases. From a general and administrative expense ratio perspective, commensurate growth in net premiums earned muted the impact on the 2012 ratio.

REINSURANCE SEGMENT
Results from our reinsurance segment were as follows:

Year ended December 31,	2012	% Change	2011	% Change	2010

Revenues:
Gross premiums written	$1,830,162	(7%)	$1,974,324	8%	$1,834,420
Net premiums written	1,815,211	(7%)	1,953,300	8%	1,815,320
Net premiums earned	1,857,405	(1%)	1,885,274	8%	1,740,917

Expenses:
Current year net losses and loss expenses	(1,265,095)		(1,910,180)		(1,301,982)
Prior year reserve development	122,631		154,447		194,719
Acquisition costs	(400,794)		(387,886)		(336,489)
General and administrative expenses	(116,487)		(103,915)		(98,001)

Underwriting income (loss)	$197,660	nm	$(362,260)	nm	$199,164

		% Point Change		% Point Change
Ratios:
Current year loss ratio	68.1%	(33.2)	101.3%	26.5	74.8%
Prior year reserve development	(6.6%)	1.6	(8.2%)	3.0	(11.2%)
Acquisition cost ratio	21.6%	1.0	20.6%	1.3	19.3%
General and administrative ratio	6.3%	0.8	5.5%	(0.2)	5.7%
Combined ratio	89.4%	(29.8)	119.2%	30.6	88.6%

nm – not meaningful
Gross Premiums Written:
The following table provides gross premiums written by line of business for the periods indicated:

							% Change
Year ended December 31,	2012		2011		2010		11 to 12	10 to 11

Catastrophe	$368,314	21%	$471,822	24%	$453,059	25%	(22%)	4%
Property	315,758	17%	359,987	18%	354,528	19%	(12%)	2%
Professional lines	301,863	16%	281,394	14%	288,236	16%	7%	(2%)
Credit and bond	264,572	14%	299,923	15%	254,130	14%	(12%)	18%
Motor	235,648	13%	238,365	12%	148,683	8%	(1%)	60%
Liability	242,817	13%	229,728	12%	238,062	13%	6%	(4%)
Engineering	70,597	4%	65,219	3%	68,215	4%	8%	(4%)
Other	30,593	2%	27,886	2%	29,507	1%	10%	(5%)
Total	$1,830,162	100%	$1,974,324	100%	$1,834,420	100%	(7%)	8%

2012 versus 2011: Gross premiums written decreased by $144 million, primarily driven by the $104 million reduction in catastrophe business. We repositioned our catastrophe portfolio throughout 2012, reducing exposure in certain zones (including the Northeast and Mid-Atlantic regions of the U.S.); this was partially offset by exposure increases in other areas, including Florida and Japan, where we believe risk and return characteristics are more attractive. The decline in property premiums was driven by reductions in reinsurance purchasing by certain of our clients, as well as our evaluation of risk/return characteristics. Our trade credit and bond reinsurance premiums also decreased, driven by management of our

European exposure base in light of current economic conditions and changes in contract terms. While motor premiums were down slightly for the year, there was an underlying shift in business mix; we reduced our participation in uncapitalized U.K. excess of loss business in light of recent settlement trends, which was partially offset by an increase in proportional business.

2011 versus 2010: The 8% growth in gross premiums written was primarily driven by our motor reinsurance line of business, driven by a higher volume of European proportional business; both increases on renewal and new business contributed. Gross premiums written for our trade credit and bond reinsurance business also increased, with both premium adjustments on prior year treaties and an increase in Latin American surety business contributing.
Refer to the ‘Critical Accounting Estimates – Premiums’ section for a further discussion of related estimates.
Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2012		2011		2010		11 to 12	10 to 11

Catastrophe	$375,088	19%	$456,858	24%	$454,954	26%	(18%)	—%
Property	351,470	19%	356,022	19%	323,201	19%	(1%)	10%
Professional lines	297,726	16%	281,025	15%	285,224	16%	6%	(1%)
Credit and bond	277,185	15%	263,912	14%	217,809	13%	5%	21%
Motor	237,006	13%	202,830	11%	127,404	7%	17%	59%
Liability	220,874	12%	230,872	12%	232,014	13%	(4%)	—%
Engineering	68,402	4%	65,727	4%	71,229	4%	4%	(8%)
Other	29,654	2%	28,028	1%	29,082	2%	6%	(4%)
Total	$1,857,405	100%	$1,885,274	100%	$1,740,917	100%	(1%)	8%

2012 versus 2011: The reduction in catastrophe business written during 2012, described above, drove the decrease in net premiums earned. Partially offsetting this was an increase for motor reinsurance, driven by the recent increases in proportional writings previously noted.
2011 versus 2010: Growth was primarily driven by the increased motor and trade credit and bond writings during 2011, outlined above.
Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2012	% Point Change	2011	% Point Change	2010

Current accident year	68.1%	(33.2)	101.3%	26.5	74.8%
Prior year reserve development	(6.6%)	1.6	(8.2%)	3.0	(11.2%)
Loss ratio	61.5%	(31.6)	93.1%	29.5	63.6%

Current Accident Year Loss Ratio
2012 versus 2011:
While natural catastrophe and weather-related losses contributed to the current accident year loss ratios for both periods, the impact was less significant in 2012.

During 2012, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $153 million for Storm Sandy. In addition, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $60 million for the impact of severe drought conditions on U.S. crops, Hurricane Isaac and first and second quarter 2012 U.S. weather events.
Comparatively, during 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) for the following natural catastrophe and weather-related events:

•	$370 million in relation to New Zealand II;

•	$192 million in relation to the Japanese earthquake and tsunami;

•	$74 million in relation to the first quarter Australian weather events;

•	$44 million in relation to the series of U.S. storms and tornadoes in April and May;

•	$32 million in relation to the Thai floods; and

•	an aggregate $63 million in relation to New Zealand III, the Danish floods and Hurricane Irene.
Exclusive of these catastrophe and weather-related losses, our 2012 current accident year loss ratio improved relative to 2011 largely due to reduced exposure and loss experience related to aggregate property reinsurance of regional insurance companies in the U.S. This was partially offset by a higher ratio for our trade credit and bond reinsurance business (up 12 percentage points to 62% in 2012, reflecting uncertainty around the economic environment in Europe) and business mix changes (including growth in motor reinsurance).
2011 versus 2010:
Natural catastrophe and weather-related losses were the primary driver of the increase in the 2011 current accident year loss ratio, in comparison to 2010. While the 2011 current accident year loss ratio was impacted by the events noted above, during 2010 we recognized pre-tax net losses (net of related reinstatement premiums) of $136 million for New Zealand I and $110 million for the Chilean earthquake. In addition, there were a number of other weather-related loss events of note in 2010, including Australian and U.S. storms and European Windstorm Xynthia in the first quarter and further Australian storms and flooding and U.S. storms in the fourth quarter.
Changes in business mix and rate reductions also contributed to the increase in 2011; however, these increases were partially offset by a reduction in our current accident year loss ratio for trade credit and bond business, as updated information from our cedants suggested loss activity would continue to decrease from levels experienced during the global financial crisis. Our current accident year loss ratio for this business was 50% in 2011, compared to 61% in 2010.
Refer to the ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: The increases in the reinsurance segment’s acquisition cost ratios were driven by changes in business mix.
General and Administrative Expense Ratio: General and administrative expense increased in 2012, driven by performance-based compensation expenses and staffing increases.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

Year ended December 31,	2012	% Change	2011	% Change	2010

Corporate expenses	$129,660	68%	$77,089	2%	$75,449
Foreign exchange losses (gains)	29,512	nm	(44,582)	187%	(15,535)
Interest expense and financing costs	61,863	(1%)	62,598	12%	55,876
Income tax expense	3,287	(78%)	15,233	(61%)	38,680
Total	$224,322	103%	$110,338	(29%)	$154,470

nm – not meaningful
Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.8%, 2.4% and 2.5% for 2012, 2011 and 2010, respectively. The increase in corporate expenses during 2012 was reflective of costs associated with our second quarter 2012 senior leadership transition; these costs included accelerated and incremental share-based compensation expenses of $20 million and separation payments of $14 million. Excluding these senior leadership transition amounts, corporate expenses were 2.8% of net premiums earned for 2012.
Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. Movements in the rates of exchange for the euro and Sterling against the U.S. dollar were the primary drivers of the amounts in each period presented. Appreciation in these currencies against the U.S. dollar resulted in foreign exchange losses on the remeasurement of our net insurance-related liabilities during 2012, whereas depreciation had the opposite effect in 2011 and 2010.
Interest Expense and Financing Costs: Interest expense primarily relates to interest due on our senior notes. The increase in 2011 noted above was driven by our issuance of senior notes on March 23, 2010. See Item 8, Note 10(a) to the Consolidated Financial Statements for further details.
Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 0.6%, 24.8% and 4.3% in 2012, 2011 and 2010, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions, as well as other factors.
A significant portion of our losses and loss expenses for Storm Sandy related to insurance risks written by our U.S. subsidiaries, driving a low effective tax rate for 2012. Comparatively, a large proportion of the 2011 catastrophe and weather-related losses previously described arose from reinsurance risks written in Bermuda; these losses reduced income before tax without a corresponding tax benefit. Our U.S. and European operations generated taxable income in 2011, thus resulting in a notably higher effective tax rate for the year in comparison to 2010.
Further increasing income tax expense for 2011 was the establishment of a $13 million valuation allowance related to 2011 operating loss tax-carryforwards generated from branch operations in Singapore and Australia. Partially offsetting these increases was a further $10 million reduction in income tax expense due to the elimination of the remaining valuation allowance associated with our U.S. capital loss carryforwards. During 2011, we concluded an allowance was no longer required, as there were sufficient net unrealized gains that could be realized in order to generate capital gains in the remaining carryforward period.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income
The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Year ended December 31,	2012	% Change	2011	% Change	2010

Fixed maturities	$304,400	(10%)	$337,616	(4%)	$352,357
Other investments	87,660	175%	31,856	(51%)	64,765
Equities	11,904	6%	11,186	286%	2,900
Cash and cash equivalents	4,528	(21%)	5,697	(2%)	5,836
Short-term investments	596	(63%)	1,592	10%	1,441
Gross investment income	409,088	5%	387,947	(9%)	427,299
Investment expense	(28,131)	10%	(25,517)	25%	(20,407)
Net investment income	$380,957	5%	$362,430	(11%)	$406,892

Pre-tax yield:(1)
Fixed maturities	2.7%		3.2%		3.6%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.
Fixed Maturities:
2012 versus 2011: The 10% reduction in investment income from fixed maturities reflected lower reinvestment yields throughout much of 2012 due to downward shifts in U.S. and European risk-free yield curves. Spread tightening, primarily on investment-grade and high yield corporate debt, also contributed to lower reinvestment yields. These declines were partially offset by growth of 6% on our average fixed maturities balances during 2012 as additional investments in fixed maturities were funded primarily by reinvestment of net investment income.
2011 versus 2010: The 4% reduction in investment income from fixed maturities reflected lower reinvestment yields primarily due to a downward shift in U.S. and European risk-free yield curves. The reduction was partially offset by widening credit spreads and growth of 7% on our average fixed maturities balances during 2011 as additional cash provided by operations was allocated partially to fixed maturities.
Other Investments:
Other investments include hedge funds, fund of hedge funds, credit funds and CLO equity tranched securities (“CLO Equities”). These investments are recorded at fair value, with the change in fair value reported in net investment income. Consequently, the pre-tax return on other investments may vary materially period over period, particularly during volatile credit and equity markets.

The following table provides a breakdown of net investment income (loss) from other investments:

Year ended December 31,	2012	2011	2010

Hedge funds	$29,673	$(7,329)	$8,799
Fund of hedge funds	15,279	(1,561)	16,864
Credit funds	11,599	(4,125)	14,474
CLO - equity tranched securities	31,109	44,871	21,970
Short duration high yield fund	—	—	2,658
Total net investment income from other investments	$87,660	$31,856	$64,765

Pre-tax return on other investments(1)	11.1%	5.3%	12.1%

(1)	The pre-tax return on other investments is calculated by dividing total income from other investments by the average month-end fair value balances held for the periods indicated.
2012 versus 2011: The improvement in the pre-tax return on our other investments portfolio was primarily driven by the strong rally in global equity markets and its impact on our hedge funds and funds of hedge funds. Performance of our credit funds also improved in 2012 due to modest improvements in the pricing of the underlying bank loans. Although CLO Equities provided less income in 2012, their continued strong performance is still a significant positive contributor to current year performance. The increase in fair value of our CLO Equities was driven primarily by lower than anticipated default rates and higher than anticipated recovery rates for the underlying collateral. Refer to the ‘Critical Accounting Estimates – Fair Value Measurements’ for further details on the fair value measurement.
2011 versus 2010: The lower pre-tax return on other investments in 2011 was primarily due to modest negative returns from our investments in hedge and credit funds, compared to positive returns provided by these holdings in 2010. The negative returns of these funds were reflective of the underperformance of both global equities and bank loans during 2011. Partially offsetting the decline in the pre-tax return was the increase in the fair value for our investment in CLO Equities which was driven primarily by higher cash distributions than previously expected.
Investment Expenses:
2012 versus 2011: The increase was primarily due to increased third party investment manager fees relating to higher investment balances created by improved valuations and additional allocations to emerging market debt, short duration high yield debt and common stocks, which have higher management fees than core fixed income.
2011 versus 2010: The increase was due to asset class changes. Additionally, third party investment manager fees increased due to higher investment balances as a result of improved valuations and additional allocations.
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

The following table provides a breakdown of net realized investment gains:

Year ended December 31,	2012	2011	2010

On sale of investments:
Fixed maturities and short-term investments	$140,238	$134,804	$200,048
Equities	12,881	2,468	10,800
	153,119	137,272	210,848
OTTI charges recognized in earnings	(24,234)	(15,861)	(17,932)
Change in fair value of investment derivatives	(9,170)	4,431	(3,641)
Fair value hedges	7,754	(4,403)	5,823
Net realized investment gains	$127,469	$121,439	$195,098

On sale of investments:
Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issuer. We may also sell to rebalance our investment portfolio in order to change exposure to particular sectors or asset classes.
2012 versus 2011: Improvements in global equity markets throughout 2012 also enabled us to realize gains on our equity holdings during 2012. The primary sources of the net realized gains on fixed maturities in 2012 were investment-grade corporate debt, agency MBS and non-U.S. governments compared to the primary sources of investment-grade corporate debt, agency MBS and U.S. government and agencies in 2011.

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
OTTI charges:
Refer to the ‘Critical Accounting Estimates – OTTI’ section for details on our impairment review process.

The following table provides a summary of the OTTI recognized in earnings by asset class:

Year ended December 31,	2012	2011	2010

Fixed maturities:
Non-U.S. government	$3,281	$—	$—
Corporate debt	1,821	1,954	3,156
CMBS	—	—	413
Non-Agency RMBS	2,016	717	4,715
ABS	795	61	1,126
Municipals	—	483	19
	7,913	3,215	9,429
Equities:
Common stocks	7,318	12,646	8,503
Exchange traded funds	9,003	—	—
	16,321	12,646	8,503
Total OTTI recognized in earnings	$24,234	$15,861	$17,932

The level of OTTI losses increased in 2012 compared to 2011 and 2010 due mainly to losses recorded on equity exchange traded funds ("ETFs") where we no longer have the intent to hold the securities until full recovery of cost as it is likely that these investments will be reallocated to other asset classes.
Change in Fair Value of Investment Derivatives:
From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange contracts. During 2012, our economic hedges related to Canadian dollar, Sterling, euro and Australian dollar denominated securities. The net realized and unrealized loss for the year was primarily driven by our exposure to the euro, which gained 2% against the U.S. dollar during the year. These hedges did not qualify for fair value hedge accounting and accordingly, the corresponding net unrealized gains on the economically hedged securities are recorded as part of accumulated other comprehensive income in shareholders' equity.
Fair Value Hedges:
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
Foreign denominated assets and liabilities will continue to be substantially matched, in order to minimize any foreign exchange impact on book value.
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

Year ended December 31,	2012	2011	2010

Net investment income	$380,957	$362,430	$406,892
Net realized investments gains	127,469	121,439	195,098
Change in net unrealized gains/losses, net of currency hedges	250,212	(34,320)	74,175
Total	$758,638	$449,549	$676,165

Average cash and investments(1)	$14,098,888	$13,309,143	$12,285,244

Total return on average cash and investments, pre-tax(2)	5.4%	3.4%	5.5%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)	Excluding the impact of foreign currencies due to matching with foreign denominated insurance liabilities, the total return would be 4.9% for 2012 (2011: 3.7%, 2010: 5.3%).

CASH AND INVESTMENTS

 The table below provides a breakdown of our cash and investments:

	December 31, 2012		December 31, 2011
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$11,605,672	$11,928,049	$10,821,338	$10,940,100
Equities	608,306	666,548	699,566	677,560
Other investments	730,101	843,437	650,955	699,320
Short-term investments	108,860	108,860	149,909	149,909
Total investments	$13,052,939	$13,546,894	$12,321,768	$12,466,889

Cash and cash equivalents(1)	$850,550	$850,550	$1,082,838	$1,082,838

(1)	Includes restricted cash and cash equivalents of $91 million and $101 million for 2012 and 2011, respectively.
Overview
The cost of our total investments increased by $731 million from December 31, 2011, primarily due to investing a portion of our operating cash flows generated in 2012, investing cash on hand and reinvesting net investment income and proceeds from sales in 2012. In addition to these cash contributions, significant contributors to the increase in the fair value of our total investments from December 31, 2011 include improved valuations for our fixed maturities and equities and, to a lesser degree, movements in foreign exchange rates, mainly the euro strengthening against the U.S. dollar. The strong rally in global equity markets during 2012 combined with new and incremental hedge fund investments contributed to the increase in fair value of our other investments.

The following provides a further analysis on our investment portfolio.
Fixed Maturities
The following provides a breakdown of our investment in fixed maturities:

	December 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,422,885	13%	$1,148,267	10%
Non-U.S. government	1,104,576	9%	1,212,451	11%
Corporate debt	3,876,382	32%	3,609,591	33%
Agency RMBS	2,659,908	22%	2,636,634	24%
CMBS	840,084	7%	312,691	3%
Non-Agency RMBS	95,199	1%	165,713	2%
ABS	643,206	5%	632,042	6%
Municipals(1)	1,285,809	11%	1,222,711	11%
Total	$11,928,049	100%	$10,940,100	100%

Credit ratings:
U.S. government and agency	$1,422,885	13%	$1,148,267	10%
AAA(2)	4,791,455	39%	4,783,578	44%
AA	1,175,205	10%	1,345,583	12%
A	2,215,326	19%	1,949,612	18%
BBB	1,473,388	12%	1,181,156	11%
Below BBB(3)	849,790	7%	531,904	5%
Total	$11,928,049	100%	$10,940,100	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS and CMBS.

(3)	Non-investment grade and non-rated securities.
At December 31, 2012, fixed maturities had a weighted average credit rating of AA- (2011: AA-) with a book yield of 2.6% (2011: 2.9%) and an average duration of 3.0 years (2011: 2.8 years). When incorporating short-term investments and cash and cash equivalents into this calculation (bringing the total to $12.9 billion), the average rating would be AA- (2011: AA-) and the average duration would be 2.8 years (2011: 2.5 years).
Our methodology for assigning credit ratings to our fixed maturities is in line with the methodology used for the Barclay's U.S. Aggregate Bond index. This methodology uses the middle of Standard & Poor's (S&P), Moody's and Fitch ratings. When ratings from only two of these agencies are available, the lower rating is used. When a rating from only one agency is available, it is used. Previously, we used S&P's ratings; in the absence of a rating from S&P, we used the lower of the ratings established by Moody's and Fitch.
To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with 29 points for the highest rating (AAA) and 2 points for the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated by S&P, Moody’s or Fitch are excluded from the weighted average calculation. At December 31, 2012, the fair value of fixed maturities not rated was $7 million (2011: $2 million).

As part of our ongoing risk management process, in addition to managing our credit risk exposure within our fixed maturity portfolio we also monitor the aggregation of country risk exposure on a group-wide basis (refer to Item 1 ‘Risk and Capital Management’ for further details). Country risk exposure is the risk that events within a country, such as currency crises, regulatory changes and other political events, will adversely affect the ability of obligors within the country to honor their obligations to us. For foreign corporate debt securities and structured securities, we measure the country risk exposure based on the country of the obligor’s domicile. For debt securities issued by a foreign subsidiary with an implicit or explicit parental guarantee, the country of risk would be that of the parent.
In light of global concerns over the creditworthiness of certain countries within the eurozone, we have actively managed our exposure to sovereign debt issued by these countries. During 2012, we sold all remaining sovereign debt holdings in France, Spain and Belgium. Our current non-U.S. government holdings include exposure to only three countries within the eurozone - Germany, Netherlands and Austria, all of which are rated AAA. At December 31, 2012, we held no sovereign debt issued by the peripheral European countries of Greece, Ireland, Italy, Portugal and Spain.
The following table provides a breakdown of the fair value of our eurozone exposure within our fixed maturity portfolio:

	Non-U.S. Government	Corporate	Non-Agency RMBS	ABS	Total	% of Total

At December 31, 2012
Eurozone countries:
Germany	$107,291	$105,712	$—	$11,585	$224,588	42%
Netherlands	23,988	62,170	1,866	22,497	110,521	20%
Supranationals(1)	79,534	—	—	—	79,534	15%
France	—	40,693	—	8,567	49,260	9%
Luxembourg	—	30,352	—	—	30,352	6%
Belgium	—	24,950	—	—	24,950	5%
Ireland	—	7,989	—	—	7,989	1%
Spain	—	7,627	—	—	7,627	1%
Austria	6,108	—	—	—	6,108	1%
Italy	—	—	—	—	—	—%
Total eurozone	$216,921	$279,493	$1,866	$42,649	$540,929	100%

At December 31, 2011
Eurozone countries:
Germany	$247,741	$133,990	$—	$23,990	$405,721	42%
France	119,820	78,241	—	—	198,061	20%
Netherlands	63,264	23,208	7,247	23,505	117,224	12%
Spain	80,010	21,563	—	—	101,573	10%
Supranationals(1)	58,350	—	—	—	58,350	6%
Belgium	48,560	5,537	—	—	54,097	6%
Luxembourg	—	19,836	—	—	19,836	2%
Austria	16,266	—	—	—	16,266	2%
Italy	—	3,977	—	—	3,977	—%
Ireland	—	390	—	—	390	—%
Total eurozone	$634,011	$286,742	$7,247	$47,495	$975,495	100%

(1)	Includes supranationals only within the eurozone.
We also have an indirect eurozone exposure through our investment of $104 million in non-U.S. bond mutual funds.
The following is an analysis of our fixed maturity portfolio by major asset classes.
U.S. Government and Agency:
The increase was mainly due to an allocation to Treasury Inflation-Protected Securities ("TIPS") which are expected to reduce the impact of rising rates on the portfolio caused by higher than expected inflation.

Non-U.S. Government:
Our holdings in non-U.S. government securities consisted of fixed income obligations of non-U.S. sovereigns, including government agencies, local governments and supranationals. The table below summarizes our aggregate fixed maturity exposures to governments in the eurozone and other non-U.S. government concentrations by fair value at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
Country	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Eurozone countries:
Germany	$107,291	10%	AAA	$247,741	20%	AAA
Supranationals(1)	79,534	7%	AAA	58,350	5%	AAA
Netherlands	23,988	2%	AAA	63,264	5%	AAA
Austria	6,108	1%	AAA	16,266	1%	AAA
France	—	—%	—	119,820	10%	AAA
Spain	—	—%	—	80,010	7%	AA-
Belgium	—	—%	—	48,560	4%	AA
Total eurozone	$216,921	20%	AAA	$634,011	52%	AA+

Other concentrations:
United Kingdom	$201,658	18%	AAA	$245,098	20%	AAA
Australia	193,259	17%	AAA	108,923	9%	AAA
Canada	132,938	12%	AA+	129,583	11%	AAA
Russian Federation	58,218	5%	BBB	23,203	2%	BBB
Brazil	49,987	5%	BBB	5,613	—%	BBB
Other	251,595	23%	A	66,020	6%	AA-
Total other concentrations	$887,655	80%	AA-	$578,440	48%	AA+
Total non-U.S. government	$1,104,576	100%	AA	$1,212,451	100%	AA+

(1)	Includes supranationals only within the eurozone.
During 2012, we decreased our allocation in non-U.S. government debt securities as we actively reduced our exposure to eurozone sovereign debt. The primary driver of the growth in "other concentrations" is the $133 million funding of a portfolio of emerging market debt securities. At December 31, 2012, this portfolio had a weighted average credit rating of BBB+, a duration of 3.9 years and a yield-to-worst of 5.2%. The top four country exposures are Mexico, Russia, South Africa and Brazil. The securities in this portfolio are held in local currency and not currently hedged back to U.S. dollars.
At December 31, 2012, our non-U.S. sovereign debt portfolio had net unrealized gains of $28 million (2011: $29 million net unrealized losses) which included gross unrealized foreign exchange losses of $3 million (2011: $50 million), mainly on euro-denominated securities.

Corporate Debt:
The composition of our corporate debt securities by sector was as follows:

	December 31, 2012			December 31, 2011
	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Financial institutions:
U.S. banking	$986,723	25%	A-	$698,864	19%	A
Corporate/commercial finance	247,633	6%	BBB+	206,404	6%	A-
Insurance	208,149	5%	A	64,973	2%	A-
Foreign banking	31,924	1%	A-	31,814	1%	A+
Consumer finance	25,522	1%	BBB-	60,541	2%	A
Investment brokerage	10,110	—%	BB+	23,814	1%	A-
Total financial institutions	1,510,061	38%	A-	1,086,410	31%	A

Communications	470,013	12%	BBB-	446,932	12%	BBB
Consumer cyclical	414,058	11%	BBB-	245,834	7%	BBB-
Consumer non-cyclicals	355,117	9%	BBB-	446,478	12%	BBB+
Industrials	335,017	9%	BB+	341,936	9%	BBB
Utilities	287,693	7%	BBB	400,687	7%	BBB+
Energy	207,881	6%	BBB-	214,564	11%	BBB+
Non-U.S. government guaranteed	94,987	2%	AAA	224,803	6%	AA-
Other	201,555	6%	BBB-	201,947	5%	BBB+
Total	$3,876,382	100%	BBB	$3,609,591	100%	BBB+

Credit quality summary:
Investment grade	$3,094,744	80%	A-	$3,148,337	87%	A-
Non-investment grade	781,638	20%	B+	461,254	13%	B+
Total	$3,876,382	100%	BBB	$3,609,591	100%	BBB+

The increase in corporate debt holdings during 2012 was mainly due to the increase in our allocation to short duration high yield corporate debt securities. At December 31, 2012, our short duration high yield portfolio had a fair value of $793 million (2011: $499 million), a weighted-average credit rating of B+ (2011: BB-) and duration of 1.7 years (2011: 1.3 years). The primary sector exposures for this high yield portfolio are consumer cyclical, communications, industrials, consumer non-cyclicals and energy. These five sectors comprise 75% (2011: 76%) of the total fair value of this portfolio.
During 2012, we added to our U.S. banking holdings as, despite the significant rally in investment-grade corporates, spreads in this sector remained attractive relative to historical averages. At December 31, 2012 and 2011, all of our holdings in this sector are investment-grade. Our holdings of non-U.S. government guaranteed corporates declined during 2012 due to the lack of new supply to replace securities that matured during the year.
At December 31, 2012, our corporate debt portfolio, including short duration high yield securities, had a weighted average credit rating of BBB (2011: BBB+) and a duration of 2.9 years (2011: 3.1 years). The decline in the weighted average credit rating for the portfolio in 2012 was largely due to the increase in our allocation to short duration high yield corporate debt securities.

Mortgage-Backed Securities:
The following table provides a breakdown of the fair value of our RMBS and CMBS portfolios by credit rating:

	December 31, 2012		December 31, 2011
	RMBS	CMBS	RMBS	CMBS

Government agency	$2,659,908	$—	$2,636,634	$—
AAA	27,266	603,001	92,851	260,443
AA	5,631	150,508	5,398	40,776
A	6,687	65,520	5,155	11,472
BBB	7,638	21,055	8,517	—
Below BBB(1)	47,977	—	53,792	—
Total	$2,755,107	$840,084	$2,802,347	$312,691

(1)	Non-investment grade securities
Residential MBS:
Our RMBS portfolio consists primarily of AAA-rated U.S. agency issues and is supported by loans that are diversified across geographical areas. Due to a change in prepayment speed assumptions, the duration of our agency MBS holdings expanded from 1.8 years at December 31, 2011 to 2.6 years at December 31, 2012.
During 2012, our holdings of non-agency RMBS declined mainly due to paydowns. At December 31, 2012, the average duration and weighted average life was 0.3 years (2011: 0.1 years) and 3.5 years (2011: 5.8 years), respectively, for non-agency RMBS.
Commercial MBS:
We increased our allocation to commercial MBS in 2012, primarily due to attractive valuations relative to other structured products. Our non-agency CMBS portfolio continues to be rated highly, with approximately 90% rated AA or better (2011: 96%). Additionally, the weighted average estimated subordination percentage for the portfolio was 30% at December 31, 2012 (2011: 25%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2012, the average duration and weighted average life was 2.8 years (2011: 2.9 years) and 3.1 years (2011: 4.2 years), respectively.

Asset-Backed Securities:
The following table provides a breakdown of the fair value of our ABS by underlying collateral and credit rating:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB(3)	Total

At December 31, 2012
Auto	$157,932	$5,221	$30,743	$28,402	$—	$222,298
Student loan	152,653	6,862	—	—	—	159,515
Credit card	52,984	—	—	—	—	52,984
CLO - debt tranches	—	17,222	8,853	14,749	11,750	52,574
Other	137,650	4,237	5,487	4,860	3,601	155,835
Total	$501,219	$33,542	$45,083	$48,011	$15,351	$643,206
% of total	78%	5%	7%	8%	2%	100%

At December 31, 2011
Auto	$265,652	$—	$—	$—	$—	$265,652
Student loan	152,100	7,893	—	—	—	159,993
Credit card	91,461	—	—	—	—	91,461
CLO - debt tranches	—	—	24,775	13,101	9,643	47,519
Other	65,392	371	160	227	1,267	67,417
Total	$574,605	$8,264	$24,935	$13,328	$10,910	$632,042
% of total	91%	1%	4%	2%	2%	100%

The average duration and weighted average life of our ABS portfolio at December 31, 2012 was 0.9 years (2011: 0.7 years) and 3.6 years (2011: 3.1 years), respectively.

Municipals:
Our holdings in municipal debt are primarily held within the taxable portfolios of our U.S. subsidiaries and include debt issuance from states, municipalities and political subdivisions. The following table provides a breakdown of the fair value of our municipal debt portfolio by state and between Revenue and General Obligation (“G.O.”) bonds:

	G.O.	Revenue	Total	% of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Credit Rating

At December 31, 2012
New York	$46,597	$163,859	$210,456	16%	$10,644	$(301)	AA
California	65,477	139,239	204,716	16%	11,929	(250)	A+
Texas	37,576	86,795	124,371	10%	5,584	(8)	AA
Florida	7,797	70,000	77,797	6%	4,444	—	AA-
Illinois	19,572	55,116	74,688	6%	3,267	(33)	A+
Other	154,958	438,823	593,781	46%	22,902	(133)	AA
	$331,977	$953,832	$1,285,809	100%	$58,770	$(725)	AA-

At December 31, 2011
New York	$47,856	$153,068	$200,924	16%	$9,020	$(6)	AA
California	66,113	132,870	198,983	16%	9,874	(162)	A+
Texas	46,446	91,235	137,681	11%	5,355	(5)	AA
Florida	10,344	57,825	68,169	6%	3,297	—	AA-
Washington	27,515	30,177	57,692	5%	2,184	(9)	AA
Other	117,217	442,045	559,262	46%	22,708	(1,498)	AA-
	$315,491	$907,220	$1,222,711	100%	$52,438	$(1,680)	AA-

During 2012, we continued to add municipal debt securities primarily to our taxable U.S. portfolios due to the attractive relative value of this asset class.
G.O. bonds are backed by the full faith and credit of the authority that issued the debt and are secured by the taxing powers of those authorities. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer (e.g. sewer, water or utility projects). As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than G.O. bonds. At December 31, 2012, the top three revenue streams related to transportation (22%), school (12%) and power (11%) (2011: transportation (20%), power (15%) and school (14%)).
Additionally, certain of our holdings in municipal debt are insured by financial guarantee companies. At December 31, 2012, we held insurance enhanced municipal bonds in the amount of $202 million (2011: $231 million), with a weighted average credit rating of AA- (2011: AA-). In the event the financial guarantors are unable to make good on their guarantee on a defaulted security, we would then be exposed to the credit loss. Excluding the insurance benefit from the financial guarantee companies, the weighted average credit quality of our insured bond holdings would be AA- (2011: AA-). At December 31, 2012, our largest exposures to financial guarantors were Assured Guaranty Corp. for $90 million (2011: $92 million), National Public Finance Guarantee Corporation for $58 million (2011: $63 million) and Ambac Financial Group, Inc. for $31 million (2011: $38 million). We had no direct investments in these companies at December 31, 2012 and 2011.

Gross Unrealized Losses:
At December 31, 2012, the gross unrealized losses on our fixed maturities portfolio were $18 million (2011: $125 million).
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position and includes any impact of foreign exchange:

	December 31, 2012			December 31, 2011
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$1,547,790	$(13,192)	92%	$2,461,280	$(78,634)	74%
10-20%	9,533	(1,171)	8%	174,001	(24,829)	23%
20-30%	—	—	—%	9,853	(3,110)	3%
30-40%	—	—	—%	—	—	—%
40-50%	—	—	—%	—	—	—%
> 50%	—	—	—%	—	—	—%
Total	$1,557,323	$(14,363)	100%	$2,645,134	$(106,573)	100%

The improvement in investment-grade pricing is primarily due to significant credit spread tightening. Lower risk-free rates on European issues also had a meaningful impact on the reduction in total gross unrealized losses compared to 2011.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$143,396	$(3,223)	79%	$170,244	$(4,965)	27%
10-20%	4,302	(714)	17%	29,538	(4,733)	26%
20-30%	583	(185)	4%	17,647	(6,532)	36%
30-40%	—	—	—%	4,172	(2,081)	11%
40-50%	—	—	—%	—	—	—%
> 50%	—	—	—%	—	—	—%
Total	$148,281	$(4,122)	100%	$221,601	$(18,311)	100%

Despite significantly increasing our allocation to high yield corporate debt during 2012, both the amount and severity of gross unrealized losses on our non-investment grade fixed maturities declined, primarily due to significant tightening of high yield credit spreads.
Equities
During 2012, we decreased our allocation to global equities, mainly due to sales of exchange traded funds (“ETFs”) which were originally introduced to our portfolio in 2011 to provide highly liquid and cost efficient exposure to the global equity markets. The proceeds from these sales were reinvested in high yield corporate debt and hedge funds.

At December 31, 2012, our equities portfolio had net unrealized gains of $58 million (2011: $22 million net unrealized losses) of which most relate to our managed portfolios. The $80 million change in net unrealized gains/losses was caused primarily by the strong rally in the equity markets during 2012.
Other Investments
The composition of our other investment portfolio is summarized as follows:

	December 31, 2012		December 31, 2011

Hedge funds
Long/short equity funds	$302,680	36%	$214,498	31%
Multi-strategy funds	244,075	29%	230,750	33%
Event-driven funds	149,670	17%	99,061	14%
Total hedge funds	696,425	82%	544,309	78%

Credit funds
Leveraged bank loan funds	62,768	8%	69,132	10%
Event-driven funds	21,809	3%	19,319	3%
Total credit funds	84,577	11%	88,451	13%
Total hedge and credit funds	781,002	93%	632,760	91%
CLO - Equities	62,435	7%	66,560	9%
Total other investments	$843,437	100%	$699,320	100%

The $148 million increase in the fair value of our total hedge and credit funds in 2012 was driven by $92 million of net subscriptions as well as $56 million of increased valuations during the year as our hedge and credit funds tracked the rally in the global equity and credit markets. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. Refer to Item 8, Note 5(b) of our Consolidated Financial Statements for further details.
The $4 million decrease in the fair value of the CLO – Equities since December 31, 2011, was due to $31 million of improved valuations, offset by $35 million in cash distributions received during 2012.
Restricted Investments
In order to support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier, we provide collateral in the form of assets held in trust and, to a lesser extent, letters of credit. Refer to Item 8, Note 10(b) to our Consolidated Financial Statements for further information on our collateral requirements upon issuance of certain letters of credit. The fair value of our restricted investments primarily relates to these items, as noted in the table below. Our restricted investments primarily consist of high-quality fixed maturity and short-term investment securities.

At December 31,	2012	2011

Collateral in Trust for inter-company agreements	$2,134,931	$1,921,586
Collateral for secured letter of credit facility	470,062	441,229
Collateral in Trust for third party agreements	245,539	238,395
Securities on deposit with regulatory authorities	59,456	49,543
Total restricted investments	$2,909,988	$2,650,753

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage our liquidity at both the holding company and operating subsidiary level.
Holding Company
As a holding company, AXIS Capital has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which AXIS Capital’s subsidiaries operate (refer to Item 8, Note 18, to the Consolidated Financial Statements for further information), as well as the need to maintain capital levels to adequately support (re)insurance operations and to preserve financial strength ratings issued by independent rating agencies. During 2012, AXIS Capital received $525 million (2011: $385 million; 2010: $698 million) of distributions from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to both common and preferred shareholders, share repurchases, interest and principal payments on debt, capital investments in subsidiaries and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, which was over $1 billion at December 31, 2012, will provide AXIS Capital with sufficient liquidity for the foreseeable future.
Operating Subsidiaries
AXIS Capital’s operating subsidiaries primarily derive cash from the net inflow of premiums less claim payments related to underwriting activities and from net investment income. Historically, these cash receipts have been sufficient to fund the operating expenses of these subsidiaries, as well as to fund dividend payments to AXIS Capital. The subsidiaries’ remaining cash flows are generally reinvested in our investment portfolio, although they have also been used to fund common share repurchases in recent periods.
The (re)insurance business of our operating subsidiaries inherently provides liquidity, as premiums are received in advance (sometimes substantially in advance) of the time claims are paid. However, the amount of cash required to fund claim payments can fluctuate significantly from period to period, due to the low frequency/high severity nature of certain types business we write.

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash provided by (used in)(1)	2012	2011	2010

Operating activities	$1,120,617	$1,190,142	$1,187,777
Investing activities	(862,381)	(832,718)	(687,790)
Financing activities	(481,811)	(302,480)	(351,661)
Effect of exchange rate changes on cash	1,543	(2,610)	(7,425)
Increase (decrease) in cash and cash equivalents	$(222,032)	$52,334	$140,901

(1)	See Consolidated Statements of Cash Flows included in Item 8, ‘Financial Statements and Supplementary Data’, of this report for additional information.

•
While our 2011 cash flows from operating activities were comparable to 2010, there were certain notable underlying movements; net premium-related cash receipts increased but were partially offset by an increase in net paid losses. Premium receipts increased due to growth in gross premiums written, as well as changes in reinsurance purchasing effected in the second quarter of 2010. The high frequency and severity of natural catastrophe and weather-related events in 2010 and 2011 drove an increase in net paid losses, though this was partially offset by a continued reduction in payments related to lines of business impacted by the global financial crisis. The slight reduction in operating cash flows in 2012 was driven by an increase in net paid losses, as we continued to pay claims related to 2010 and 2011 events. Partially offsetting this was an increase in net premium receipts, driven by growth in gross premiums written; this growth was partially muted in the second half of 2012 due to the previously discussed changes in reinsurance purchasing in the second quarter.

•
During 2011, we increased our allocation to global equities and hedge funds, driving combined net purchases of equities and other investments of $0.5 billion. Our remaining cash outflows for 2011, and the majority for 2012 and 2010, largely related to the net purchase of fixed maturities (2012: $0.9 billion, 2011: $0.3 billion, 2010: $0.6 billion). Fixed income purchases for 2012 included the previously discussed increased allocations to TIPS, short duration high yield corporate debt and CMBS, a portion of which was funded from cash on hand at the end of 2011. Refer to the ‘Cash and Investments’ section for further details.

•
Dividends paid to common and preferred shareholders are the primary source of recurring cash flows used in financial activities and totaled $159 million in 2012 (2011: $243 million, 2010: $145 million); this amount was higher for 2011 relative to the preceding and succeeding years largely due to the payment of deferred dividends to certain warrant holders upon exercise (refer to Item 8, Note 13 to our Consolidated Financial Statements). Financing cash outflows also included common share repurchases totaling $318 million, $66 million and $710 million, respectively in 2012, 2011 and 2010. We note that market share repurchases are completely discretionary (see ‘Capital Resources – Share Repurchases’ below). During 2012, financing cash flows also included a net $11 million outflow related to the three preferred share transactions discussed under 'Capital Resources - Preferred Shares' below. During 2010, cash outflows were partially offset by the $495 million net proceeds received from our senior notes issuance (discussed in Item 8, Note 10(a) of our Consolidated Financial Statements).

Our diversified underwriting portfolio has demonstrated an ability to withstand catastrophic losses. Since 2003, with the only exception being 2009, our annual cash flows from operations were in excess of $1 billion; operating cash flows of $850 billion for 2009 were adversely impacted by claims arising amidst the global financial crisis and a non-recurring payment of $200 million to settle our insurance derivative contract. These positive cash flows were generated notwithstanding the impacts of the global financial crisis and the recognition of significant natural catastrophe-related losses during the period: our net losses and loss expenses included $266 million for Hurricanes Charley, Frances, Ivan and Jeanne in 2004; $1,019 million for Hurricanes Katrina, Rita and Wilma in 2005; $408 million for Hurricanes Gustav and Ike in 2008; $256 million for the Chilean earthquake and New Zealand I in 2010; $944 million for numerous natural catastrophe and weather events in 2011; and $331 million for Storm Sandy in 2012. There remains significant uncertainty associated with our estimates of net losses for certain of these events (see ‘Underwriting Results – Group – Underwriting Expenses’ for further details), as well as the timing of the associated cash outflows.
Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize our cash and cash equivalent balances and/or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, approximately $13.4 billion of cash and invested assets at December 31, 2012 could be available in one to three business days under normal market conditions; of this amount, $2.9 billion relates to restricted assets, which primarily support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier (see Item 8, Note 5(e) to the Consolidated Financial Statements for further details). For context, our largest 1-in-250 year return period, single occurrence, single-zone modeled probable maximum loss (Southeast U.S. Hurricane) is approximately $1 billion, net of reinsurance; our claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit both the loss of capital due to a single event, and the loss of capital that would occur from multiple but perhaps smaller events, in any year. Refer to the ‘Risk and Capital Management’ section of Item 1 for further information.
Our net paid losses may continue to increase in the short-term, due to the recent significant level of natural catastrophe activity. However, we continue to expect that cash flows generated from our operations, combined with the liquidity provided by our investment portfolio, will be sufficient to cover our required cash outflows and other contractual commitments through the foreseeable future. Refer to the ‘Contractual Obligations and Commitments’ section below for further information about the anticipated amounts and timing of our contractual obligations and commitments.

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
The following table summarizes our consolidated capital position for the periods indicated:

At December 31,	2012	2011

Long-term debt	$995,245	$994,664

Preferred shares	502,843	500,000
Common equity	5,276,918	4,944,079
Shareholders’ equity	5,779,761	5,444,079
Total capital	$6,775,006	$6,438,743

Ratio of debt to total capital	14.7%	15.4%

Ratio of debt and preferred equity to total capital	22.1%	23.2%

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
Long-term Debt: Long-term debt represents the senior notes we issued during 2004 and 2010, which mature in 2014 and 2020, respectively. For further information, refer to Item 8, Note 10(a) of the Consolidated Financial Statements.
Preferred Shares:
During 2005, we issued $250 million of 7.25% Series A and $250 million of 7.50% Series B non-cumulative preferred shares.
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
Concurrent with the closing of the Series C preferred share issuance, we redeemed six million of our previously outstanding Series A preferred shares at the $25.00 per share redemption price, for a total redemption of $150 million. Following this redemption, four million Series A preferred shares, representing $100 million in aggregate liquidation preference, remain outstanding.
During April 2012, we closed a cash tender offer for any and all of our outstanding Series B preferred shares at a price of $102.81 per share. As a result, we repurchased 2,471,570 Series B Preferred shares, for $254 million. At December 31, 2012, 28,430 Series B preferred shares, representing $3 million in aggregate liquidation preference, remain outstanding. We may redeem these shares on or after December 1, 2015, at a redemption price of $100.00 per share.
On a combined basis, these three transactions resulted in a $7 million decrease in book value and a 42 basis point reduction in the weighted average annual dividend rate on our preferred equity.

Common Equity: Underlying movements in the value of our common equity over the past two years are outlined in the following table:

Year ended December 31,	2012	2011

Common equity - opening	$4,944,079	$5,124,970
Net income	547,241	46,305
Change in unrealized appreciation on available for sale investments, net of tax	232,232	(45,706)
Share repurchases	(317,687)	(65,885)
Common share dividends(1)	(152,607)	(121,646)
Preferred share dividends	(38,228)	(36,875)
Share-based compensation	67,912	39,134
Premium on repurchase of Series B preferred shares	(6,916)	—
Series C preferred share issue costs (included in additional paid-in capital)	(6,456)	—
Other	7,348	3,782
Common equity - closing	$5,276,918	$4,944,079

(1)
Common share dividends were historically recognized as a reduction of retained earnings when paid. During the fourth quarter of 2012, we recognized a $31 million adjustment in order to recognize dividends when declared. See Item 8, Note 13(c) of the Consolidated Financial Statements for further details.

Credit and Letter of Credit Facilities
We routinely enter into agreements with financial institutions to obtain secured and unsecured credit facilities. These facilities are primarily used for the issuance of letters of credit, in the normal course of operations, to certain (re)insurance operations that purchase reinsurance protection from us. These letters of credit allow those operations to take credit, under local insurance regulations, for reinsurance obtained in jurisdictions where AXIS Capital’s subsidiaries are not licensed or otherwise admitted as an insurer. The value of our letters of credit outstanding is driven by, amongst other factors, loss development on existing reserves, the payment patterns of such reserves, the expansion of our business and the loss experience of such business. A portion of these facilities may also be used for liquidity purposes.
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

Credit Facility
We also have a revolving $500 million credit facility (the “Credit Facility”), which provides us with combined borrowing and letter of credit issuance capacity up to the aggregate amount of the facility. At our request, and subject to certain conditions, the aggregate commitment of this facility may be increased by up to $250 million. Interest on loans issued under this facility is payable based on underlying market rates at the time of loan issuance. While any loans are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. This facility is subject to certain non-financial covenants that we believe are customary for facilities of this type, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the facility documents.

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

At December 31, 2012, this facility required a minimum consolidated net worth of $4.038 billion and our actual consolidated net worth, as calculated under the provisions of the Credit Facility, was $5.431 billion. We had a consolidated debt to total capital ratio, calculated in accordance with the Credit Facility provisions, of 0.15 to 1 and each of our material insurance/reinsurance subsidiaries party to the agreement had an A.M. Best financial strength rating of A.
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
Available Capacity
At December 31, 2012, we had $423 million of letters of credit outstanding under the LOC Facility. There were no letters of credit or borrowings outstanding under the Credit Facility. Thus, remaining available capacity under these two facilities was $827 million, not taking into consideration the $250 million potential increase in the amount available under the Credit Facility. We were in compliance with all covenants of both facilities at December 31, 2012. We are currently evaluating alternatives in advance of the scheduled expirations of the LOC Facility and the Credit Facility and believe that we will be able to continue to meet the collateral requirements of our clients and adequately preserve our liquidity.

Share Repurchases
As part of our capital management strategy, our Board of Directors authorizes common share repurchase programs. On December 17, 2012, our Board of Directors authorized a new $750 million share common share repurchase plan, which replaced the existing plan set to expire at the end of 2012. At February 21, 2013, the remaining authorization under the program was $634 million (refer to Item 5 ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities’ and Item 8, Note 20 to the Consolidated Financial Statements for additional information). As noted above, repurchases under this program are entirely discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations.
Shelf Registrations
On March 18, 2010, we filed an unallocated universal shelf registration statement with the SEC, which became effective upon filing. Pursuant to the shelf registration, we may issue an unlimited amount of equity, debt, trust preferred securities, warrants, purchase contracts or a combination of those securities. Our intent and ability to issue securities pursuant to this registration statement will depend on market conditions at the time of any proposed offering. We expect to renew this filing prior to its expiration.

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

Moody’s Investors Service	“Opinions of the ability of insurance companies to pay punctually senior policyholder claims and obligations.”	A2 (Stable)	“Upper-medium grade and subject to low credit risk”
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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a breakdown of our contractual obligations and commitments at December 31, 2012 by period due:

	Payment Due By Period
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss and loss expense payments(1)	$9,058,731	$2,626,119	$2,894,122	$1,420,002	$2,118,488
Operating lease obligations(2)	186,741	26,904	54,225	38,793	66,819
Reinsurance purchase commitments(3)	53,751	53,751	—	—	—
Investing activities
Unfunded investment commitments(4)	40,000	40,000	—	—	—
Financing activities
Senior notes (including interest payments)(5)	1,277,813	58,125	587,500	58,750	573,438
Total	$10,617,036	$2,804,899	$3,535,847	$1,517,545	$2,758,745

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

(4)
We have unfunded investment commitments related to our investments in hedge and credit funds, which are callable by our investment managers. We have assumed that such investments will be called in the next year but such funding may occur over a longer period of time, due to market conditions and other factors. For further details, refer to Item 8, Note 5(b) to the Consolidated Financial Statements.

(5)	For further details on the terms of our senior unsecured debt, refer to Item 8, Note 10(a) to the Consolidated Financial Statements.

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
Loss reserves are not an exact calculation of liability but instead are complex estimates. The process of estimating loss reserves involves a number of variables (see ‘Selection of Reported Reserves (Management’s Best Estimate)’ ) below for further details). We review our estimate of loss reserves each reporting period and consider all significant facts and circumstances then known. As additional experience and other data become available and/or laws and legal interpretations change, we may adjust our previous estimates of loss reserves; these adjustments are recognized in the period they are determined and, therefore, can impact that period’s underwriting results either favorably (when reserves established in prior years prove to be redundant) or adversely (when reserves established in prior years prove to be deficient).
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

Reserving Process
Sources of Information
Our quarterly reserving process begins with the collection and analysis of paid and incurred claim data for each of our segments. The segmental data is disaggregated by reserving class and further disaggregated by accident year (i.e. the year in which the loss event occurred). We use underwriting year information (i.e. the year in which the contract incepted) to analyze some of our proportional reinsurance business and subsequently allocate reserves to the respective accident years. Our reserving classes are selected to ensure that the underlying contracts have homogeneous loss development characteristics, while remaining large enough to make the estimation of trends credible. We review our reserving classes on a regular basis and adjust them over time as our business evolves. This data, in addition to industry benchmarks, serves as a key input to many of the methods employed by our actuaries. The relative weights assigned to our own historical loss data versus industry data vary according to the length of the development profile for the reserving class being evaluated. At present, we generally give more weight to our own experience (and, correspondingly, less weight to industry data) for reserving classes with short and medium claim tails; the converse is true for reserving classes with longer claim tails. (See ‘Claim Tail Analysis’ below for more detailed information by claim tail class.)
Actuarial Analysis
Multiple actuarial methods are available to estimate ultimate losses. Each method has its own assumptions and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all reserving classes. The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time.
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
An important and distinguishing feature of many of these contracts, though, is our contractual right, subsequent to payment of a claim to our insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to our credit and political risk loss reserves. The lag between the date of a claim payment and our ultimate recovery from the corresponding security can result in negative case reserves at a point in time (as was the case at December 31, 2012 and 2011). The nature of the underlying collateral is specific to each transaction and we also estimate the value of this collateral on a contract-by-contract basis. This valuation process is inherently subjective and involves the application of management’s judgment because active markets for the collateral often do not exist. Our estimates of value are based on numerous inputs, including information provided by our insureds, as well as third party sources including rating agencies, asset valuation specialists and other publicly available information. We also assess any post-event circumstances, including restructurings, liquidations and possession of asset proposals/agreements.
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
There are additional risks affecting our ability to accurately estimate ultimate losses for catastrophic events. For example, the estimation of loss reserves related to hurricanes and earthquakes can be affected by factors including, but not limited to: the inability to access portions of impacted areas, infrastructure disruptions, the complexity of factors contributing to losses, legal and regulatory uncertainties, complexities involved in estimating business interruption losses and additional living expenses, the impact of demand surge, fraud and the limited nature of information available. For hurricanes, additional complex coverage factors may include determining whether damage was caused by flooding versus wind, evaluating general liability and pollution exposures, and mold damage. The timing of a catastrophe, for example near the end of a reporting period, can also affect the level of information available to us to estimate reserves for that reporting period.
Our results of operations for each of 2012, 2011 and 2010 were significantly impacted by natural catastrophe activity. See Item 7 ‘Underwriting Results – Group, Underwriting Expenses’ for a discussion of these events and the remaining associated uncertainties.
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
Similarly, we also placed significant reliance on industry benchmarks in selecting our loss development patterns in earlier years. Over time, we have given varying degrees of weight to our own historical loss experience, as further discussed in the ‘Claim Tail Analysis’ section.
Selection of Reported Reserves (Management’s Best Estimate)
Our quarterly reserving process involves the collaboration of our underwriting, claims, actuarial, legal and finance departments, includes various segmental committee meetings and culminates with the approval of a single point best estimate by our Group Reserving Committee, which comprises senior management. In selecting this best estimate, management considers actuarial estimates and applies informed judgment regarding qualitative factors that may not be fully captured in these actuarial estimates. Such factors include, but are not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information. While these qualitative factors are considered in arriving at the point estimate, no specific provisions for qualitative factors are established.
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

Claim Tail Analysis
The following table shows our total loss reserves for each of our reportable segments, segregated between case reserves and IBNR and by significant reserving class. This table is presented on a gross basis and, therefore, does not include the benefit of reinsurance recoveries.

	2012			2011
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$551,831	$297,389	$849,220	$435,887	$304,098	$739,985
Marine	218,523	174,780	393,303	176,111	195,422	371,533
Aviation	18,511	40,775	59,286	25,972	39,952	65,924
Credit and political risk	(82,006)	84,811	2,805	(110,961)	90,143	(20,818)
Professional lines	489,662	1,641,635	2,131,297	446,155	1,451,820	1,897,975
Liability	190,464	866,178	1,056,642	217,052	810,090	1,027,142
Total Insurance	1,386,985	3,105,568	4,492,553	1,190,216	2,891,525	4,081,741

Reinsurance segment:
Property and other	917,614	449,056	1,366,670	1,026,134	506,855	1,532,989
Credit and bond	104,537	173,259	277,796	81,357	145,694	227,051
Professional lines	280,386	802,605	1,082,991	239,986	763,693	1,003,679
Motor	386,528	407,610	794,138	313,518	323,871	637,389
Liability	196,632	847,951	1,044,583	168,161	774,035	942,196
Total Reinsurance	1,885,697	2,680,481	4,566,178	1,829,156	2,514,148	4,343,304

Total	$3,272,682	$5,786,049	$9,058,731	$3,019,372	$5,405,673	$8,425,045

The overall increase in our gross loss reserves during 2012 was driven by the impact of Storm Sandy, growth in our business and the continued accumulation of reserves for longer-tailed lines.
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
Short-Tail Business
Our short-tail business generally includes exposures for which losses are usually known and paid within a relatively short period of time after the underlying loss event has occurred. Our short-tail business primarily relates to property coverages and includes the majority of our property, terrorism and marine business and certain aviation business within our insurance segment, together with the property, catastrophe and crop business within our reinsurance segment.
The key actuarial assumptions for our short-tail business in our early accident years were primarily developed with reference to industry benchmarks for both expected loss ratios and loss development patterns. As our own historical loss experience amassed, it gained credibility and became relevant for consideration in establishing these key actuarial assumptions. As a result, we gradually increased the weighting assigned to our own historical experience in selecting the expected loss ratios and loss development patterns utilized to establish our estimates of ultimate losses for an accident year.
Due to the relatively short reporting and settlement patterns for our short-tail business, we generally place more weight upon experience-based methods and other qualitative considerations in establishing reserves for our most recent accident years. Our estimates for more mature accident years are generally based on actuarial methods that are more responsive to actual experience, such as the Loss Development Method. As our experience developed more favorably than our initial expectations, we recognized favorable prior year development on short-tail business in recent years. See 'Underwriting Results - Group - Prior Year Reserve Development' for a discussion of the net favorable reserve development recognized when re-estimating our ultimate losses for short-tail business during the past three years.
Although our estimates of ultimate losses for our short-tail business are inherently less uncertain than for our medium and long-tail business, significant judgment is still required. For example, because much of our excess insurance and excess of loss reinsurance business has high attachment points, it is often difficult to estimate whether claims will exceed those attachment points. Also, the inherent uncertainties relating to catastrophe events previously discussed, together with our typically large line sizes, further add to the complexity of estimating our potential exposure. In addition, we use MGAs and other producers for certain business within our insurance segment; this can delay the reporting of loss information to us. We expect that the majority of development for an accident year will be recognized in the subsequent one to three years.
Medium-Tail Business
Our medium-tail business primarily consists of professional lines (re)insurance and trade credit and bond reinsurance business. Certain other classes of business, including aviation hull and offshore energy insurance and engineering reinsurance, are also considered to have a medium-tail. Claim reporting and settlement periods on these classes are generally longer than those of our short-tail reserving classes. We also consider our credit and political risk insurance business to have a medium tail, due to the complex nature of claims and the potential additional time that may be required to realize our subrogation assets.
For our earliest accident years, our initial key actuarial expected loss ratio and loss development assumptions were established utilizing industry benchmarks. Due to the longer claim tail, the length of time required to develop our own credible loss history for use in the reserving process is greater for our medium-tail business than for our short-tail business. As a result, the number of accident years where we relied heavily on industry benchmarks to establish our key actuarial assumptions is greater for our medium-tail business. Our reserving approach for medium-tail business is tailored by line of business, with our significant lines being specifically addressed below.
Professional Lines (Re)insurance
For our professional lines business, claim payment and reporting patterns are typically medium to long-tail in nature. The underlying business is predominantly written on a claims-made basis, with the majority of reinsurance treaties being written on a risks attaching basis. With respect to our key actuarial assumptions, we are progressively giving more weight to our own experience when establishing our expected loss ratios; our assumed loss development patterns continue to be based primarily on industry benchmarks.
Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an accident year matures for a number of years. Consequently, our initial loss reserves for an accident year are generally based upon an ELR method and the consideration of relevant qualitative factors. As accident years mature, we increasingly give more weight to methods that reflect our actual experience until our selections are based almost exclusively on experience-based methods. We evaluate the appropriateness of the transition to experience-based methods at the reserving class level, commencing this transition when we believe that our incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which we transition fully to sole reliance on experience-based methods can vary by reserving class and by accident year, depending on our assessment of the stability and relevance of such indications.
Our transition from the ELR method to experience-based methods began during 2008, when we commenced gradual transition for the 2004 and prior accident years. As our loss history continued to develop, the transition was expanded to include additional accident years. At the end of 2012, the transition had begun for the 2009 and prior accident years for certain underlying reserve classes. As our actual loss experience has generally been more favorable than initial expectations, this transition led to the recognition of net favorable prior year reserve development in recent years; see 'Underwriting Results - Group - Prior Year Development' for a discussion of the development recognized during the last three years.
We believe that there continues to be relatively high uncertainty around ultimate losses for the 2007 through 2009 accident years, resulting from the global financial crisis. This is attributable to both a higher than average volume of reported claims for these years and a higher proportion of open claims, relative to earlier accident years at the same stage of development. Given the significance of the global financial crisis, we believe that development patterns for the 2007 through 2009 accident years may ultimately differ from other years. In light of this, we separately evaluate the latest available claims information for each reserving class impacted by this 'event' when establishing loss reserves, in addition to considering actuarial indications. Given our expectation of longer development patterns for these accident years, we are exercising a greater degree of caution in recognizing potential favorable loss emergence.
Trade Credit and Bond Reinsurance
For our trade credit and bond reinsurance business, our initial and most recent accident year loss reserves are generally based on the ELR method, with consideration given to qualitative factors. Given that there is a more stable reporting pattern for trade credit business, we generally commence the transition to experience-based methods sooner than for bond business.
Credit and Political Risk Insurance
Refer to the previous discussions of this business under ‘Reserving Process – Actuarial Analysis’ and ‘Reserving Process – Reserving for Credit and Political Risk Business’ above for a discussion of specific loss reserve issues related to this business. When considering prior accident year reserve development for this line of business, it is important to note that the multi-year nature of the credit business distorts loss ratios when a single accident year is considered in isolation. In recent years, the average term of these contracts has been four to five years. The premiums we receive are generally earned evenly over the contract term, thus spanning multiple accident years. In contrast, losses incurred on these contracts, which can be characterized as low in frequency and high in severity, are reflected in a single accident year.
As previously described, the estimation of the value of our recoveries on credit and political risk business requires significant management judgment. At December 31, 2012, our total estimated recoveries on credit insurance business were $106 million, of which $82 million related to contracts where we had already paid losses and $24 million related to contracts where case reserves were recognized. Comparatively, at December 31, 2011, our estimated recoveries were $158 million, with $109 million and $49 million, respectively, relating to paid losses and case reserves. The reduction in 2012 largely reflected the reduction in recovery estimates for two claims based on updated information and the settlement of one claim.

Long-Tail Business
In contrast to our short and medium-tail business, the claim tail for our long-tail business is expected to be notably longer, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Our long-tail business primarily relates to liability business written in our insurance and reinsurance segments, as well as our motor reinsurance business.
As a general rule, our estimates of accident year ultimate losses for our long-tail business are notably more uncertain than those for our short and medium-tail business. Factors that contribute additional uncertainty to estimates for our long-tail business include, but are not limited to:

•	The more significant weight given to industry benchmarks in forming our key actuarial assumptions;

•	The potential volatility of actuarial estimates, given the number of years of development it takes to produce a meaningful incurred loss as a percentage of ultimate losses;

•	Inherent uncertainties about loss trends, claims inflation (e.g. medical, judicial, social) and general economic conditions; and

•	The possibility of future litigation, legislative or judicial change that may impact future loss experience relative to the prior industry loss experience relied upon in reserve estimation.
To date, our key actuarial assumptions for our long-tail business have been derived almost exclusively from industry benchmarks, rather than our own historical experience. Given our relatively short operating history in comparison to the development tail for this business, we do not believe that our own historical loss development for our long-tail business has amassed an appropriate volume to serve as a credible input into the key actuarial assumptions previously outlined. While we utilize industry benchmarks that we believe reflect the nature and coverage of our business, our actual loss experience may differ from the benchmarks based on industry averages.
Due to the length of the development tail for this business, our reserve estimates for all accident years are predominantly based on the ELR method and the consideration of qualitative factors. As part of our quarterly reserving process, we monitor actual paid and incurred loss emergence relative to expected loss emergence based on industry-benchmark loss development patterns. The drivers of any unfavorable loss emergence are investigated and, as a result, have led to an immediate recognition of adverse development in some instances. Prior to the fourth quarter of 2012 (see additional details below), we did not recognize any favorable loss emergence. As a result, during each of the past three years, we recognized net adverse development for our liability insurance business in light of unfavorable loss emergence for certain reserving class and accident year combinations.
In addition, during 2011, we recognized net adverse development on our motor reinsurance business, mainly as a result of a change in our assumptions surrounding U.K. settlement practices. Specifically, we increased our assumptions relating to the frequency and cost of claims that are expected to settle using Periodic Payment Orders ("PPOs"), which are annuities designed to cover items such as the ongoing cost of care and loss of earnings for injured claimants. We do not discount our loss reserves in order to adjust for the time value of money associated with such annuity awards.
See 'Underwriting Results Group - Prior Year Reserve Development' for further details on the recognition of adverse development for our long-tail business during the last three years.
Commencing with our fourth quarter 2012 reserving process, we began to give weight to actuarial methods that reflect our actual experience for liability business as we believe that our oldest accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. As a result, we commenced a transition from the ELR method to the BF method for the oldest accident years for certain reserving classes within our insurance liability line of business and recognized corresponding net favorable prior year reserve development totaling $6 million for the 2003, and to a lesser extent the 2002, accident years during the quarter. We will continue to analyze our incurred loss emergence relative to expected emergence for all of our long-tail reserving classes and expect to commence transition to experience-based methods for those accident years where we believe the stage of expected development will produce meaningful actuarial indications.
Sensitivity Analysis
While we believe that our loss reserves at December 31, 2012 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause our reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.

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
The following tables show the effect on our estimate of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate our gross loss reserves at December 31, 2012.
The results show the cumulative increase (decrease) in our loss reserves across all accident years. For example, if our assumed loss development pattern for our property and other insurance business was three months shorter with no accompanying change in our ELR assumption, our loss reserves may decrease by approximately $22 million. Each of the impacts set forth in the tables is estimated individually, without consideration for any correlation among key assumptions or among reserving classes. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our own historical data regarding variability is generally limited and actual variations may be greater or less than these amounts. It is also important to note that the variations are not meant to be a “best-case” or “worst-case” series of scenarios and, therefore, it is possible that future variations in our loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

INSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(43,974)	$(21,986)	$3
Unchanged	(23,088)	—	23,088
3 months longer	13,032	38,021	63,010

Marine	5% lower	Unchanged	5% higher

3 months shorter	$(25,502)	$(17,612)	$(9,722)
Unchanged	(8,771)	—	8,771
3 months longer	14,628	24,630	34,632

Aviation	5% lower	Unchanged	5% higher

3 months shorter	$(5,086)	$(3,239)	$(1,391)
Unchanged	(2,009)	—	2,009
3 months longer	2,230	4,462	6,695

Credit and Political Risk	10% lower	Unchanged	10% higher

3 months shorter	$(14,418)	$—	$14,418
Unchanged	(14,418)	—	14,418
3 months longer	(14,418)	—	14,418

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(258,715)	$(50,543)	$158,666
Unchanged	(211,132)	—	217,687
6 months longer	(127,922)	85,010	302,168

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(123,444)	$(18,031)	$87,382
Unchanged	(107,216)	—	107,216
6 months longer	(86,693)	22,803	132,300

REINSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(96,027)	$(31,218)	$33,591
Unchanged	(66,370)	—	66,370
3 months longer	(28,444)	39,923	108,289

Credit and Bond	10% lower	Unchanged	10% higher

6 months shorter	$(61,495)	$(18,606)	$24,283
Unchanged	(43,895)	—	43,895
6 months longer	(17,584)	30,184	77,951

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(107,362)	$(22,297)	$62,768
Unchanged	(89,898)	—	89,898
6 months longer	(66,142)	29,579	125,300

Motor	10% lower	Unchanged	10% higher

6 months shorter	$(98,128)	$(2,010)	$94,108
Unchanged	(96,178)	—	96,178
6 months longer	(93,360)	2,904	99,168

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(131,961)	$(3,106)	$125,749
Unchanged	(129,166)	—	129,166
6 months longer	(126,220)	3,273	132,766

REINSURANCE RECOVERABLE
In the normal course of business, we purchase reinsurance to protect our business from losses due to exposure aggregation and to limit ultimate losses from catastrophic events. The purchase of reinsurance does not discharge our liabilities under contracts written by us. Consequently, an exposure exists with respect to reinsurance recoverable to the extent that any of our reinsurers are unwilling or unable to pay our claims.
The following table shows the composition of our reinsurance recoverable on unpaid losses for each of our reportable segments, segregated between those related to case reserves and those related to IBNR and by significant line of business:

	2012			2011
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$146,478	$77,535	$224,013	$135,836	$96,207	$232,043
Marine	116,806	49,535	166,341	84,935	66,740	151,675
Aviation	243	861	1,104	740	1,211	1,951
Credit and political risk	—	—	—	—	—	—
Professional lines	197,308	534,332	731,640	200,380	485,908	686,288
Liability	100,708	537,231	637,939	119,200	489,855	609,055
Total Insurance	561,543	1,199,494	1,761,037	541,091	1,139,921	1,681,012

Reinsurance segment:
Property and other	—	—	—	—	—	—
Credit and bond	—	—	—	—	—	—
Professional lines	—	329	329	—	433	433
Motor	—	—	—	—	—	—
Liability	—	64,251	64,251	—	55,378	55,378
Total Reinsurance	—	64,580	64,580	—	55,811	55,811

Total	$561,543	$1,264,074	$1,825,617	$541,091	$1,195,732	$1,736,823

Reinsurance recoverable on unpaid losses as a percentage of gross loss reserves was comparable, at 20% and 21% for December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, respectively, 98.8% and 98.6% of our gross reinsurance recoverable (i.e. excluding the provision for uncollectible amounts) were collectible from reinsurers rated A- or better by A.M. Best. For an analysis of the credit risk associated with our reinsurance recoverable balances at December 31, 2012, refer to Item 8, Note 11 to the Consolidated Financial Statements.
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

The second estimate is the amount of reinsurance recoverable on unpaid and paid losses that we will ultimately be unable to recover from reinsurers. The majority of our reinsurance recoverable on unpaid losses will not be due for collection until some point in the future. As a result, the amount we ultimately collect may differ from our estimate due to the ability and willingness of reinsurers to pay our claims, which may be negatively impacted by factors such as insolvency, contractual disputes over contract language or coverage and/or other reasons. Additionally, over the period of time before the amounts become due to us, economic conditions and/or operational performance of a particular reinsurer may deteriorate and this could also affect the willingness and ability of a reinsurer to meet their contractual obligations to us. Accordingly, we review our reinsurance recoverable on a quarterly basis and estimate and record an offsetting provision for uncollectible amounts. Any changes in this provision are reflected in net income. We are selective in choosing our reinsurers, placing reinsurance principally with reinsurers with a strong financial condition and industry ratings.
We apply case-specific provisions against certain recoveries that we deem unlikely to be collected in full. In addition, we use a default analysis to estimate our provision for uncollectible amounts on the remainder of the balance. The principal components of the default analysis are reinsurance recoverable by reinsurer and default factors applied to estimate uncollectible amounts based on our reinsurers’ credit ratings. The default factors are based on a model developed by a major rating agency. The provision recorded against reinsurance recoverable was $16 million and $18 million at December 31, 2012 and 2011, respectively. We have not written off any significant reinsurance recoverable balances in the last three years. At December 31, 2012, the use of different assumptions within our approach could have a material effect on our provision for uncollectible reinsurance recoverable. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on our provision.
PREMIUMS
Our revenues are primarily generated from gross premiums written originating from our underwriting operations. The basis for our recognized gross premiums written varies by contract type.
Insurance Segment
For the majority of our insurance business, we receive a fixed premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium will be adjusted only if the underlying insured values ultimately differ. Accordingly, we actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable. Gross premiums written on a fixed premium basis accounted for approximately 93%, 92% and 97% of the segment’s total for the years ended December 31, 2012, 2011 and 2010, respectively. A portion of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, we record premiums based on monthly statements received from the MGAs. Due to inherent reporting delays, we generally record premiums written via MGAs one month in arrears. In the event that a significant individual statement is not received, we record our best estimate based upon our historical experience.
A limited portion of our insurance business is written on a line slip or proportional basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on an estimate provided by the client via the broker. For further details on the estimation process, see the discussion provided for the reinsurance segment below. We review these estimates on a quarterly basis and record significant adjustments in premium estimates when identified. Gross premiums written on a line slip/proportional basis comprised 7%, 8% and 3% of the segment’s total for the years ended December 31, 2012, 2011 and 2010, respectively, and therefore the associated impact of these estimates on our pre-tax net income was immaterial. The proportionate increase in 2012 and 2011, when compared to 2010, was driven by growth in our accident & health line, a large portion of which related to proportional reinsurance business.
In our credit and political risk line of business, we write certain policies on a multi-year basis with premiums generally payable in installments. We record premiums at the inception of the policy based on our best estimate of total premiums, including assumptions relating to prepayments/refinancings. Furthermore, certain contracts within this line of business meet the U.S. GAAP definition of a financial guarantee insurance contract. Premiums for such contracts are recognized as the present value of the contractual premiums due or expected to be collected using a discount rate that reflects the risk-free rate at the inception of contract. Due to the scope exemption for insurance contracts that are similar to financial guarantee insurance contracts, the determination of whether certain of our credit and political risk contracts fall within the scope of the U.S. GAAP definition for financial guarantee contracts requires significant management judgment. For the years ended December 31, 2012 and 2011, our total premiums from financial guarantee insurance contracts were immaterial in the context of total gross premiums written for the segment. At December 31, 2012, the average duration of the outstanding unearned premiums written for our credit and political line of business was 4.0 years (2011: 4.4 years).

Reinsurance Segment
We provide excess of loss and proportional coverage to cedants (i.e. insurance companies). In most cases, cedants seek protection from us for business that they have not yet written at the time they enter into agreements with us. As a result, cedants must estimate their underlying premiums when purchasing reinsurance coverage from us.
Our excess of loss reinsurance contracts with cedants generally include provisions for a deposit or minimum premium payable to us. The minimum/deposit premium is generally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. Minimum/deposit premiums generally cover the majority of premiums due under excess of loss contracts, with the adjustable portion typically comprising an insignificant portion of the total premium paid to us. Therefore, the deposit/minimum premiums are generally considered to be the best estimate of the excess of loss reinsurance written premiums at inception. We record adjustments to the deposit/minimum premiums in the period during which they become determinable. Excess of loss contracts accounted for 47%, 53% and 55% of our reinsurance segment’s total gross premiums written for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease during 2012 was primarily driven by the repositioning of our catastrophe portfolio throughout the year.
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

For business written under proportional contracts, our initial recognition of gross premiums written is based on estimates of premiums written provided by the cedant (via a broker) at contract inception. We may exercise judgment to modify the initial premium estimates provided by the cedants based on our prior experience with the cedant. We review these premium estimates on a quarterly basis and evaluate their reasonability in light of actual premiums reported to date by cedants, communications between us and the cedants/brokers and our view of changes in the marketplace and the cedants’ competitive positions therein. Factors contributing to changes from the initial premium estimates may include:

•
changes in renewal rates or rates of new business accepted by cedants (such changes could result from changes in the relevant insurance market that could affect more than one of our cedants or could be a consequence of changes in the marketing strategy or risk appetite of an individual cedant);

•	changes in underlying exposure values; and/or

•	changes in rates being charged by cedants.
As a result of this review process, any adjustments to estimates are recognized in gross premiums written during the period they are determined. Such changes in premium estimates could be material to gross premiums written and the resulting adjustments may directly and significantly impact net premiums earned favorably or unfavorably in the period they are determined because the adjustment may be substantially or fully earned. Gross premiums written for proportional contracts, including amounts related to the adjustment of premium estimates established in prior years, accounted for 53%, 47% and 45% of our reinsurance segment’s gross premiums written for the years ended December 31, 2012, 2011 and 2010, respectively.

We made estimates on proportional treaties incepting during the year as follows:

Year ended December 31,	2012	2011	2010

Catastrophe	$2,264	$4,595	$5,187
Property	169,214	200,823	206,269
Professional lines	199,732	165,297	168,897
Credit and bond	232,998	254,548	226,858
Motor	158,230	128,164	64,893
Liability	116,208	111,454	121,004
Engineering	55,846	60,576	54,505
Other	10,918	8,405	8,617
Total estimated premiums	$945,410	$933,862	$856,230

Gross premiums written (reinsurance segment)	1,830,162	1,974,324	1,834,420
As a % of total gross premiums written	52%	47%	47%

Since inception, our historical experience has shown that cumulative adjustments to our annual initial premium estimates on proportional reinsurance contracts have ranged from a negative revision of 3% to a favorable revision of 9%. Giving more weight to recent years where premium volume was comparable to current levels, we believe that a reasonably likely change in our 2012 proportional reinsurance gross premiums written estimate would be 5% in either direction. Such a change would result in a variance in our gross premiums written of approximately $47 million and an immaterial impact on our pre-tax net income. However, larger variations, both positive and negative, are possible.

Earning Basis
Our premiums are earned over the period during which we are exposed to the underlying risk. Changes in circumstance subsequent to contract inception can impact the earning period. For example, when our exposure limit for a contract is reached, we fully earn any associated unearned premium. This can have a significant impact on net premiums earned, particularly for multi-year contracts such as those in our credit and political risk line of business.
Our fixed premium insurance and excess of loss reinsurance contracts are generally written on a “losses occurring” or “claims made” basis over the term of the contract. Accordingly, we earn the premium evenly over the contract term, which is generally 12 months.
Line slip and proportional (re)insurance contracts are generally written on a “risks attaching” basis, covering claims that relate to the underlying policies written during the terms of such contracts. As the underlying business incepts throughout the contract term (typically one year) and typically has a one-year coverage period, we generally earn these premiums evenly over a 24-month period.
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

Refer to Item 8, Note 6 of the Consolidated Financial Statements for further details on the valuation techniques and assumptions used in estimating the fair value of our financial instruments.

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

Fixed Maturities and Equities

Since 2009, significant liquidity has returned to the financial markets, resulting in an increase in observable market prices for our financial instruments. At December 31, 2012, the fair value for 96% (2011: 95%) of our total fixed maturities and equities was based on prices provided by globally recognized independent pricing services where we have a current and detailed understanding of how their prices were derived. The remaining securities were priced by either non-binding broker quotes or internal valuation models.

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
At December 31, 2012 and 2011, we have not adjusted any pricing provided by independent pricing services (see ‘Management Pricing Validation’ below). Additionally, our total Level 3 fixed maturities and equities amounted to $71 million (2011: $51 million), less than 1% of total fixed maturities and equities. Refer to Item 8, Note 6 to our Consolidated Financial Statements for further information.
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
Other Investments
Hedge Funds and Credit Funds
We measure the fair value for hedge and credit funds by obtaining the net asset value (NAV) as advised by our external fund manager or third party administrator. For any funds for which we did not receive a December 31, 2012 net asset value, we have recorded an estimate of the change in fair value for the latest period based on return estimates obtained from the fund managers. Accordingly, we do not have a reporting lag in our fair value measurements for these funds. Historically, our estimated NAVs have not significantly diverged from the subsequent final audited NAVs. Where we have the ability to liquidate our holdings at the reported NAV in the near term, these hedge and credit funds are classified as Level 2 within the fair value hierarchy while the remaining funds are classified as Level 3.

CLO – Equity Securities
We have also invested in CLO Equities, also known as “cash flow CLOs” in the industry. In 2012, the CLO – Equity market continues to be mostly inactive with only a small number of transactions being observed in the market and even fewer still involving deals we hold. Accordingly, we continue to rely on the use of our internal discounted cash flow model (income approach) to estimate the fair value of CLO – Equities. At December 31, 2012, the estimated fair value for CLO – Equities was $62 million (2011: $67 million), based on the following significant inputs used in our valuation model.

At December 31,	2012	2011

Default rates	4.0% - 5.0%	4.0% - 5.0%
Loss severity rate	53.5%	53.5%
Collateral spreads	2.6% - 4.2%	2.6% - 4.2%
Estimated maturity dates	1.8 - 5.7 years	1.9 - 6.1 years

Of these significant inputs, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO – Equities is most sensitive.
Actual default rates at November 30, 2012 for our CLO – Equities varied from 0.2% to 4.5% (November 30, 2011: 0.2% to 1.8%) on the remaining underlying collateral. While, on average, these default rates are much lower than our default rate assumptions noted above, we remain cautious on this favorable development given the continuing global economic uncertainty. Due to the use of significant unobservable inputs in our discounted cash flow model, we continue to classify the CLO – Equities as Level 3.
OTHER-THAN-TEMPORARY IMPAIRMENTS (“OTTI”)
Because our available-for-sale ("AFS") investment portfolio is the largest component of our consolidated assets and a multiple of shareholders’ equity, OTTI could be material to our financial condition and operating results particularly during periods of dislocation in the financial markets. During 2012, we recorded a total OTTI charge in earnings of $24 million (2011: $16 million; 2010: $18 million). Refer to the ‘Net Investment Income and Net Realized Investment Gains/Losses’ section above for further details.
We review quarterly whether a decline in the fair values of AFS securities below their amortized costs is other-than-temporarily impaired. The OTTI assessment is inherently judgmental, especially where securities have experienced severe declines in fair value in a short period. Our OTTI review process is based on both quantitative and qualitative approach. We identify securities for review based on credit quality, relative health of industry sector, yield analysis, security performance and topical issues. For identified securities, we prepare a fundamental analysis at the security level and consider the following factors:

•	The length of time and extent to which the fair value has been less than the amortized cost for fixed maturities or cost for equity securities.

•
The financial condition, near-term and long-term prospects for the issuer of the security, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices.

•	The historical and implied volatility of the fair value.

•	The collateral structure and credit support.

The following provides further details regarding our OTTI recognition and processes for AFS fixed maturities and equity securities.
Fixed Maturities
A security is “impaired” when the fair value is below its amortized cost. For an impaired fixed maturity, we recognize an OTTI in earnings when we:

1)	have the intent to sell the security,

2)	more likely than not will be required to sell the security before its anticipated recovery, or

3)	do not anticipate to recover fully the amortized cost based on projected cash flows to be collected (i.e. a credit loss exists).
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
For impaired investment-grade securities (i.e. rated BBB or above) that we do not intend to sell and it is more likely than not that we will not be required to sell, we have established some parameters for identifying securities with potential credit impairments. Our parameters focus primarily on the extent and duration of the decline, including but not limited to:

•	declines in value greater than 20% for nine consecutive months,

•	declines in value greater than 10% for twelve consecutive months, and

•	declines in value greater than 5% and rated less than BBB (i.e. downgraded to non-investment grade since its original purchase).
For impaired securities held within our high yield portfolios (i.e. managed under a mandate to invest exclusively in non-investment grade securities), we have established separate parameters for our credit loss assessment. Due to the additional volatility inherent in high yield securities relative to investment-grade securities, we focus on the severity of the impairment and work closely with our external high yield investment managers to identify securities with significant potential credit impairments.
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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2012, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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
Consolidated underwriting income (loss) is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses. Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to our individual underwriting operations. While these measures are presented in Item 8, Note 3 to our Consolidated Financial Statements, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis.

Operating income (loss), diluted operating income (loss) per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

Year ended December 31,	2012	2011	2010

Net income available to common shareholders	$495,004	$9,430	$819,848
Net realized investment gains, net of tax(1)	(115,854)	(119,736)	(193,124)
Foreign exchange losses (gains), net of tax(2)	28,364	(43,606)	(15,382)
Loss on repurchase of preferred shares, net of tax(3)	14,009	—	—
Operating income (loss)	$421,523	$(153,912)	$611,342

Earnings per common share - diluted	$4.00	$0.07	$6.02
Net realized investment gains, net of tax	(0.94)	(0.93)	(1.42)
Foreign exchange losses (gains), net of tax	0.24	(0.34)	(0.11)
Loss on repurchase of preferred shares, net of tax	0.11	—	—
Adjustment for anti-dilutive securities(4)	—	(0.06)	—
Operating income (loss) per common share - diluted	$3.41	$(1.26)	$4.49

Weighted average common shares and common share equivalents - diluted, for net income(5)	123,654	128,122	136,199

Weighted average common shares and common share equivalents - diluted, for operating income (loss)	123,654	122,499	136,199

Average common shareholders’ equity	$5,110,499	$5,034,525	$5,062,607

ROACE	9.7%	0.2%	16.2%

Operating ROACE	8.2%	(3.1%)	12.1%

(1)
Tax cost of $11,615, $1,703 and $1,974 for 2012, 2011 and 2010, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax benefit (cost) of $1,148, ($976) and ($153) for 2012, 2011 and 2010, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)	Tax impact is nil.

(4)	For operating loss per share purposes, we have excluded the impact of otherwise anti-dilutive securities.

(5)	Refer to Note 12 to the Consolidated Financial Statements for further details on the dilution calculation.
A reconciliation of consolidated underwriting income (loss) to income before income taxes (the nearest GAAP financial measure) can be found in Item 8, Note 3 to the Consolidated Financial Statements. Underwriting-related general and administrative are reconciled to general and administrative expenses (the nearest GAAP financial measure) within 'Underwriting Results - Group'.
We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This includes the presentation of “operating income (loss)” (in total and on a per share basis), “annualized operating return on average common equity” (which is based on the “operating income (loss)” measure) and "consolidated underwriting income (loss)", which incorporates "underwriting-related general and administrative expenses".
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
Our Balance Sheets include a substantial amount of assets whose fair values are subject to market risks. Our fixed income and equity securities are classified as available-for-sale and, as such, changes in fair value caused by changes in interest rates, equity prices and foreign currency exchange rates will have an immediate impact on our comprehensive income, shareholders’ equity and book value but may not have an immediate impact on consolidated net income. Changes in these market risks will only impact our consolidated net income when, and if, securities are sold or an OTTI charge is recorded. Further, we have alternative investments including hedge funds, credit funds, and CLO – Equities at December 31, 2012 and 2011. These investments are also exposed to market risks, with the change in fair value reported immediately in earnings.
The following is a sensitivity analysis of our primary market risk exposures at December 31, 2012 and 2011. Our policies to address these risks in 2012 were not materially different from 2011. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
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

The following table presents the estimated pre-tax impact on the fair value of our fixed maturities at December 31, 2012 and 2011 due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency residential and commercial MBS, ABS and municipal bond securities.

	Fair Value	Potential Adverse Change in Fair Value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2012
U.S. government and agency	$1,422,885	$(55,856)	$—	$(55,856)
Non-U.S. government	1,104,576	(34,088)	—	(34,088)
Agency MBS	2,659,908	(68,821)	—	(68,821)

Securities exposed to credit spreads:
Corporate debt	3,876,382	(111,035)	(116,763)	(227,798)
CMBS	840,084	(23,773)	(24,037)	(47,810)
Non agency RMBS	95,199	(1,897)	(2,959)	(4,856)
ABS	643,206	(5,525)	(14,331)	(19,856)
Municipals	1,285,809	(54,567)	(55,134)	(109,701)
	$11,928,049	$(355,562)	$(213,224)	$(568,786)

At December 31, 2011
U.S. government and agency	$1,148,267	$(30,557)	$—	$(30,557)
Non-U.S. government	1,212,451	(37,172)	—	(37,172)
Agency MBS	2,636,634	(50,924)	—	(50,924)

Securities exposed to credit spreads:
Corporate debt	3,609,591	(113,228)	(123,567)	(236,795)
CMBS	312,691	(9,145)	(9,227)	(18,372)
Non agency RMBS	165,713	(217)	(3,659)	(3,876)
ABS	632,042	(4,411)	(12,699)	(17,110)
Municipals	1,222,711	(57,416)	(57,844)	(115,260)
	$10,940,100	$(303,070)	$(206,996)	$(510,066)

U.S. government agencies have a limited range of spread widening, therefore, 100 basis points of spread widening for these securities is highly improbable in normal market conditions. As previously noted, our non-U.S. government debt obligations are highly-rated, with no remaining exposure to the European peripheral countries. Accordingly, we believe the potential for future widening of credit spreads would also be limited for these securities. Further, certain of our holdings in non-agency RMBS and ABS have floating interest rates, which mitigate our interest rate risk exposure.
The above sensitivity analysis reflects our view of changes that are reasonably possible over a one-year period. Note this should not be construed as our prediction of future market events, but rather an illustration of the impact of such events.
As the performance of our investment in credit funds are driven by the valuation of the underlying bank loans, these funds are also exposed to credit spreads movement. At December 31, 2012, the impact of an instantaneous 15% decline in the fair value of our investment in credit funds would be $13 million (2011: $13 million), on a pre-tax basis. Our investment in CLO – Equities is also exposed to interest rate risk, but it would have an insignificant impact to its fair value in the event the risk free yield curve increase by 100 basis points.

Additionally, our investment in foreign bond mutual funds is exposed to interest rate risk; however, this exposure is largely mitigated by the short duration of the underlying securities.
Equity Price Risk
Our portfolio of equity securities, excluding the foreign bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equity securities at December 31, 2012 was $563 million (2011: $561 million). At December 31, 2012, the impact of a 20% decline in the overall market prices of our equity exposures would be $113 million (2011: $112 million), on a pre-tax basis.
Our investment in hedge funds has significant exposure to equity strategies with net long positions. At December 31, 2012, the impact of an instantaneous 15% decline in the fair value of our investment in hedge funds would be $104 million (2011: $82 million), on a pre-tax basis.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2012
Net managed assets (liabilities), excluding derivatives	$(51,247)	$(278,388)	$78,242	$(25,315)	$(21,525)	$(8,387)	$(15,020)	$(321,640)
Foreign currency derivatives, net	25,961	245,801	(58,297)	39,588	—	15,329	—	268,382
Net managed foreign currency exposure	(25,286)	(32,587)	19,945	14,273	(21,525)	6,942	(15,020)	(53,258)
Other net foreign currency exposure	5,454	—	211	22,257	15,199	14,224	201,062	258,407
Total net foreign currency exposure	$(19,832)	$(32,587)	$20,156	$36,530	$(6,326)	$21,166	$186,042	$205,149
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.3%)	(0.6%)	0.3%	0.6%	(0.1%)	0.4%	3.2%	3.5%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(1,983)	$(3,259)	$2,016	$3,653	$(633)	$2,117	$18,604	$20,515

At December 31, 2011
Net managed assets (liabilities), excluding derivatives	$(108,549)	$(327,165)	$53,336	$552,421	$(16,960)	$(73,888)	$(1,047)	$78,148
Foreign currency derivatives, net	72,093	314,890	(39,348)	(637,822)	(62,036)	44,666	8,225	(299,332)
Net managed foreign currency exposure	(36,456)	(12,275)	13,988	(85,401)	(78,996)	(29,222)	7,178	(221,184)
Other net foreign currency exposure	(945)	—	1,209	26,748	22,581	33,580	30,052	113,225
Total net foreign currency exposure	$(37,401)	$(12,275)	$15,197	$(58,653)	$(56,415)	$4,358	$37,230	$(107,959)
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.7%)	(0.2%)	0.3%	(1.1%)	(1.1%)	0.1%	0.7%	(2.0%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(3,740)	$(1,228)	$1,520	$(5,865)	$(5,642)	$436	$3,723	$(10,796)

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Net Managed Foreign Currency Exposure
Our net managed foreign currency exposure is subject to our internal risk tolerance standards. For significant foreign currency exposures, defined as those where our net asset/liability position exceeds the greater of 1% of our shareholders' equity or $50 million, the value of assets denominated in those currencies should fall within a range of 90 - 110% of liabilities denominated in the same currency. In addition, our aggregate foreign currency exposure is subject to the same tolerance range. We use derivative instruments to maintain net managed foreign currency exposures within our risk tolerance levels.
During 2012, our euro-denominated net assets, excluding derivatives, and the derivatives used to hedge these net assets decreased, as we actively reduced our eurozone sovereign debt exposure. Refer to Item 7 'Cash and Investments - Fixed Maturities - Non-U.S. Government' for further details.
Business written as part of the January 2013 renewal season is expected to offset a large portion of the $53 million net short managed foreign currency exposure at December 31, 2012. Remaining un-matched foreign currency exposure will be economically hedged with foreign currency derivatives to ensure our net exposure remains within our risk tolerances.
Other Net Foreign Currency Exposure
Other net foreign currency exposure includes those assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. The funding of an emerging market debt securities portfolio was the primary driver for the increase in other net foreign currency exposures during 2012. Refer to Item 7 'Cash and Investments - Fixed Maturities - Non-U.S. Government' for further details on this portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche Ltd.
Hamilton, Bermuda
February 22, 2013

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2012: $11,605,672; 2011: $10,821,338)	$11,928,049	$10,940,100
Equity securities, available for sale, at fair value (Cost 2012: $608,306; 2011: $699,566)	666,548	677,560
Other investments, at fair value	843,437	699,320
Short-term investments, at fair value and amortized cost	108,860	149,909
Total investments	13,546,894	12,466,889
Cash and cash equivalents	759,817	981,849
Restricted cash and cash equivalents	90,733	100,989
Accrued interest receivable	97,220	98,346
Insurance and reinsurance premium balances receivable	1,474,821	1,413,839
Reinsurance recoverable on unpaid and paid losses	1,863,819	1,770,329
Deferred acquisition costs	389,248	407,527
Prepaid reinsurance premiums	315,676	238,623
Receivable for investments sold	1,254	3,006
Goodwill and intangible assets	97,493	99,590
Other assets	215,369	225,072
Total assets	$18,852,344	$17,806,059

Liabilities
Reserve for losses and loss expenses	$9,058,731	$8,425,045
Unearned premiums	2,454,692	2,454,462
Insurance and reinsurance balances payable	270,739	206,539
Senior notes	995,245	994,664
Payable for investments purchased	64,553	151,941
Other liabilities	228,623	129,329
Total liabilities	13,072,583	12,361,980

Commitments and Contingencies

Shareholders’ equity
Preferred shares - Series A, B and C	502,843	500,000
Common shares (2012: 171,867; 2011: 170,159 shares issued and 2012: 117,920; 2011: 125,588 shares outstanding)	2,146	2,125
Additional paid-in capital	2,179,034	2,105,386
Accumulated other comprehensive income	362,622	128,162
Retained earnings	4,497,789	4,155,392
Treasury shares, at cost (2012: 53,947; 2011: 44,571 shares)	(1,764,673)	(1,446,986)
Total shareholders’ equity	5,779,761	5,444,079
Total liabilities and shareholders’ equity	$18,852,344	$17,806,059

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	2012	2011	2010
	(in thousands, except for per share data)
Revenues
Net premiums earned	$3,415,463	$3,314,961	$2,947,410
Net investment income	380,957	362,430	406,892
Other insurance related income	2,676	2,396	2,073
Net realized investment gains
Other-than-temporary impairment (OTTI) losses	(24,234)	(16,446)	(19,216)
Non-credit portion of OTTI losses recognized in other comprehensive income	—	585	1,284
Other net realized investment gains	151,703	137,300	213,030
Total net realized investment gains	127,469	121,439	195,098
Total revenues	3,926,565	3,801,226	3,551,473

Expenses
Net losses and loss expenses	2,096,028	2,675,052	1,677,132
Acquisition costs	627,653	587,469	488,712
General and administrative expenses	560,981	459,151	449,885
Foreign exchange losses (gains)	29,512	(44,582)	(15,535)
Interest expense and financing costs	61,863	62,598	55,876
Total expenses	3,376,037	3,739,688	2,656,070

Income before income taxes	550,528	61,538	895,403
Income tax expense	3,287	15,233	38,680
Net income	547,241	46,305	856,723
Preferred share dividends	38,228	36,875	36,875
Loss on repurchase of preferred shares	14,009	—	—
Net income available to common shareholders	$495,004	$9,430	$819,848

Per share data
Net income per common share
Basic net income	$4.05	$0.08	$6.74
Diluted net income	$4.00	$0.07	$6.02
Weighted average number of common shares outstanding - basic	122,148	122,499	121,728
Weighted average number of common shares outstanding - diluted	123,654	128,122	136,199
Cash dividends declared per common share	$0.97	$0.93	$0.86

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	2012	2011	2010
	(in thousands)
Net income	$547,241	$46,305	$856,723

Other comprehensive income (loss), net of tax;
Available for sale investments:
Unrealized gains arising during the period	348,510	74,297	266,294
Adjustment for re-classification of realized investment gains and OTTI losses recognized in net income	(116,278)	(119,548)	(190,646)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	232,232	(45,251)	75,648
Non-credit portion of OTTI losses	—	(455)	(1,284)
Foreign currency translation adjustment	510	(3,045)	16,026
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	1,718	92	798
Total other comprehensive income (loss), net of tax	234,460	(48,659)	91,188

Comprehensive income (loss)	$781,701	$(2,354)	$947,911

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	2012	2011	2010
	(in thousands)
Preferred shares - Series A, B and C
Balance at beginning of period	$500,000	$500,000	$500,000
Shares issued - Series C	400,000	—	—
Shares repurchased - Series A and B	(397,157)	—	—
Balance at end of period	502,843	500,000	500,000

Common shares (par value)
Balance at beginning of period	2,125	1,934	1,903
Shares issued	21	191	31
Balance at end of period	2,146	2,125	1,934

Additional paid-in capital
Balance at beginning of period	2,105,386	2,059,708	2,014,815
Shares issued - common shares	2,582	1,769	635
Issue costs on newly issued preferred shares	(6,456)	—	—
Reversal of issue costs on repurchase of preferred shares	7,093	—	—
Stock options exercised	2,517	4,775	7,563
Share-based compensation expense	67,912	39,134	36,695
Balance at end of period	2,179,034	2,105,386	2,059,708

Accumulated other comprehensive income
Balance at beginning of period	128,162	176,821	85,633
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	116,096	161,802	87,438
Unrealized gains (losses) arising during the period, net of reclassification adjustment	232,232	(45,251)	75,648
Non-credit portion of OTTI losses	—	(455)	(1,284)
Balance at end of period	348,328	116,096	161,802
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	13,784	16,829	803
Foreign currency translation adjustment	510	(3,045)	16,026
Balance at end of period	14,294	13,784	16,829
Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	(1,718)	(1,810)	(2,608)
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	1,718	92	798
Balance at end of period	—	(1,718)	(1,810)
Balance at end of period	362,622	128,162	176,821

Retained earnings
Balance at beginning of period	4,155,392	4,267,608	3,569,411
Net income	547,241	46,305	856,723
Series A, B and C preferred share dividends	(38,228)	(36,875)	(36,875)
Loss on repurchase of preferred shares	(14,009)	—	—
Common share dividends	(152,607)	(121,646)	(121,651)
Balance at end of period	4,497,789	4,155,392	4,267,608

Treasury shares, at cost
Balance at beginning of period	(1,446,986)	(1,381,101)	(671,518)
Shares repurchased for treasury	(317,687)	(65,885)	(709,583)
Balance at end of period	(1,764,673)	(1,446,986)	(1,381,101)

Total shareholders’ equity	$5,779,761	$5,444,079	$5,624,970

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$547,241	$46,305	$856,723
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(127,469)	(121,439)	(195,098)
Net realized and unrealized gains of other investments	(87,623)	(31,013)	(63,627)
Amortization of fixed maturities	135,297	93,356	61,122
Other amortization and depreciation	13,821	16,905	14,104
Share-based compensation expense	67,912	39,134	36,695
Changes in:
Accrued interest receivable	1,126	(1,982)	(6,805)
Reinsurance recoverable balances	(93,490)	(192,782)	(153,375)
Deferred acquisition costs	18,279	(48,227)	(56,980)
Prepaid reinsurance premiums	(77,053)	(17,227)	80,489
Reserve for loss and loss expenses	633,686	1,392,670	468,242
Unearned premiums	230	120,786	124,279
Insurance and reinsurance balances, net	3,218	(28,562)	(59,017)
Other items	85,442	(77,782)	81,025
Net cash provided by operating activities	1,120,617	1,190,142	1,187,777

Cash flows from investing activities:
Purchases of:
Fixed maturities	(13,513,143)	(15,472,001)	(12,429,332)
Equity securities	(377,749)	(603,746)	(257,674)
Other investments	(110,084)	(220,000)	(65,000)
Short-term investments	(383,981)	(841,124)	(578,762)
Proceeds from the sale of:
Fixed maturities	11,144,351	13,754,436	10,622,948
Equity securities	468,473	222,506	126,076
Other investments	53,590	70,988	179,607
Short-term investments	354,924	710,178	423,451
Proceeds from redemption of fixed maturities	1,456,553	1,422,171	1,236,076
Proceeds from redemption of short-term investments	69,751	151,216	113,074
Purchase of other assets	(35,322)	(42,193)	(17,854)
Change in restricted cash and cash equivalents	10,256	14,851	(40,400)
Net cash used in investing activities	(862,381)	(832,718)	(687,790)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	—	—	494,870
Net proceeds from issuance of preferred shares	393,544	—	—
Repurchase of preferred shares	(404,073)	—	—
Repurchase of common shares	(317,687)	(65,885)	(709,583)
Dividends paid - common shares	(120,487)	(206,455)	(108,302)
Dividends paid - preferred shares	(38,228)	(36,875)	(36,875)
Proceeds from issuance of common shares	5,120	6,735	8,229
Net cash used in financing activities	(481,811)	(302,480)	(351,661)

Effect of exchange rate changes on foreign currency cash	1,543	(2,610)	(7,425)
Increase (decrease) in cash and cash equivalents	(222,032)	52,334	140,901
Cash and cash equivalents - beginning of period	981,849	929,515	788,614
Cash and cash equivalents - end of period	$759,817	$981,849	$929,515

Supplemental disclosures of cash flow information:
Income taxes paid	$10,897	$23,853	$37,688
Interest paid	$58,125	$58,125	$48,986

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

1.	HISTORY

AXIS Capital Holdings Limited (“AXIS Capital”) is the Bermuda-based holding company for the AXIS group of companies, collectively the “Company”. AXIS Capital was incorporated on December 9, 2002, under the laws of Bermuda. Through its subsidiaries and branches organized in Bermuda, the United States, Europe, Singapore, Canada, Australia and Latin America, AXIS Capital provides a broad range of (re)insurance products on a worldwide basis under two distinct global underwriting platforms, AXIS Insurance and AXIS Reinsurance. In these notes, the terms “we,” “us,” “our,” or the “Company” refer to AXIS Capital and its direct and indirect subsidiaries.

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
Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	reserve for losses and loss expenses;

•	reinsurance recoverable on unpaid losses, including the provision for uncollectible amounts;

•	gross and net premiums written and net premiums earned;

•	other-than-temporary impairments (“OTTI”) in the carrying value of available-for-sale investment securities; and

•	fair value measurements for our financial assets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Our significant accounting policies are:

a)	Investments
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
On a quarterly basis, we assess whether unrealized losses on available for sale investments represent impairments that are other than temporary. Several factors are considered in this assessment including, but not limited to: (i) the extent and duration of the decline, (ii) the reason for the decline (e.g. credit spread widening, credit event, foreign exchange rate movements), (iii) the historical and implied future volatility of the fair value, (iv) the financial condition and near-term prospects of the issuer and (v) the collateral structure and credit support of the security, if applicable.
A fixed maturity is impaired when the fair value is below its amortized cost. For an impaired fixed maturity where we intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, the full amount of the impairment is charged to earnings and is included in net realized investment gains (losses). Where we intend to hold the impaired fixed maturity, we estimate the anticipated credit loss of the security and recognize only this portion of the impairment in earnings, with the remaining non-credit related balance of the impairment (i.e. related to interest rates, market conditions, etc.) recognized in AOCI.
We impair an equity security in an unrealized loss position when we do not have the ability and intent to hold the security for a reasonable period of time to allow for a full recovery. The full impairment is charged to earnings and is included in net realized investment gains (losses).

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
DECEMBER 31, 2012, 2011 AND 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-term investments
Short-term investments primarily comprise highly-liquid debt securities with maturities greater than three months but less than one year from the date of purchase. These investments are carried at amortized cost, which approximates fair value.

b)	Cash and cash equivalents
Cash equivalents include money-market funds and fixed interest deposits placed with a maturity of under 90 days when purchased. Cash and cash equivalents are recorded at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities. Our restricted cash balance primarily relates to funds held in trust in support of our obligations in regulatory jurisdictions where we operate as a non-admitted carrier.

c)	Premiums and Acquisition Costs
Premiums
Insurance premiums written are recorded in accordance with the terms of the underlying policies. For multi-year policies where premiums are payable in annual installments, premiums are recorded at the inception of the policy based on management’s best estimate of total premiums to be received. However, this excludes premiums for the period during which the client has the ability to unilaterally commute or cancel coverage. Reinsurance premiums are recorded at the inception of the policy and are estimated based upon information received from ceding companies. Any subsequent differences arising on insurance and reinsurance premium estimates are recorded in the period they are determined.
(Re)insurance premiums are earned over the period during which we are exposed to the underlying risk, which is generally one to two years with the exception of multi-year contracts. Unearned premiums represent the portion of premiums written which is applicable to the unexpired risks under contracts in force.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

that have been reported to us (“case reserves”) and claims that have been incurred but not yet reported to us (“IBNR”). These amounts are reduced for estimated amounts of salvage and subrogation recoveries.
We review our reserve for losses and loss expenses on a quarterly basis. Case reserves are primarily established based on amounts reported from insureds and/or their brokers. Management estimates IBNR after reviewing detailed actuarial analyses and applying informed judgment regarding qualitative factors that may not be fully captured in the actuarial estimates. A variety of actuarial methods are utilized in this process, including the Expected Loss Ratio, Bornhuetter-Ferguson and Chain Ladder methods. Our estimate is highly dependent on management’s judgment as to which method(s) are most appropriate for a particular accident year and class of business. Our historical claims data is often supplemented with industry benchmarks when applying these methodologies.
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
In the normal course of business, we purchase reinsurance protection to limit our ultimate losses from catastrophic events and to reduce our loss aggregation risk. The premiums paid to our reinsurers (i.e. premiums ceded) are expensed over the coverage period. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of the contracts in force. Reinstatement-related premiums ceded are recorded at the time a loss event occurs and our coverage limits for the remaining life of a contract are reinstated under pre-defined contract terms; such premiums are expensed over the remaining risk period.
Reinsurance recoverable related to our case reserves is estimated on a case-by-case basis by applying the terms of any applicable reinsurance coverage to our individual case reserve estimates. Our estimate of reinsurance recoverable related to our IBNR reserves is generally developed as part of our loss reserving process.
Our reinsurance recoverable is presented net of a provision for uncollectible amounts, reflecting the amount we believe will ultimately not be recovered due to reinsurer insolvency, contractual disputes and/or some other reason. We apply case-specific provisions against certain recoveries that we deem unlikely to be collected in full. In addition, we use a default analysis to estimate our provision for uncollectible amounts on the remainder of the balance.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

related to foreign-denominated available for sale investments. For these investments, exchange rate fluctuations represent an unrealized appreciation/depreciation in the value of the securities and are included in the related component of AOCI.

g)	Share-Based Compensation
The Company is authorized to issue restricted stock awards and units, stock options and other equity-based awards to its employees and directors. The fair value of service-based awards is measured at the grant date, with the associated expense recognized on a straight-line basis over the service period. The fair value of performance-based awards is measured at the grant date, with the associated expense recognized on a straight-line basis over the applicable performance and vesting period, provided that the outcome of the underlying performance condition is considered probable. Forfeiture benefits are estimated at the time of grant and incorporated in the determination of share-based compensation expense.

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
We amortize intangible assets with finite lives over their estimated useful lives in proportion to the estimated economic benefits of the intangible assets. We also test these assets for impairment if circumstances indicate that the carrying value may not be fully recoverable. Such circumstances may include an economic downturn in a geographic market or a change in the assessment of future operations. If, as a result of such an evaluation, we determine that the carrying value of the finite-lived intangible assets is not recoverable, the value of the assets will be reduced to fair value with the difference being expensed in the Consolidated Statement of Operations.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Our intangible assets with indefinite lives include licenses held by certain subsidiaries in various jurisdictions that allow such subsidiaries to write insurance and/or reinsurance business. These intangible assets are carried at or below estimated fair value and are tested annually for impairment, either qualitatively or quantitatively, and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

We have recorded goodwill in connection with certain acquisitions. Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired and is assigned to applicable reporting unit(s) on the acquisition date, based upon the expected benefit to be received by the reporting unit. We determine the expected benefit based on several factors, including the purpose of the business combination, our strategy subsequent to the business combination and the structure of the acquired company subsequent to the business combination. Goodwill is not subject to amortization. We test goodwill for potential impairment during the fourth quarter each year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit to a level below its carrying amount. We have the option to first make this assessment on a qualitative basis. Should we choose to forgo this option, or if our qualitative assessment indicates that fair value is more likely than not below carrying value, we conduct a quantitative two-step impairment evaluation at the reporting unit level. First, we identify potential impairment by comparing the estimated fair values of the reporting units to estimated book values, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions that we believe market participants would use to value our business. The estimated fair values are generally determined utilizing methodologies that incorporate discounted cash flow analyses. The values derived from the analyses are then compared to recent market transactions for reasonableness. We derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. If the estimated fair value of a reporting unit exceeds the estimated book value, goodwill is not considered impaired. If the book value exceeds the estimated fair value, the second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill in order to determine the magnitude of impairment to be recognized. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge in the Consolidated Statement of Operations.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l)	New Accounting Standards Adopted in 2012
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

The adoption of this amended guidance did not impact our results of operations, financial condition or liquidity. The additional disclosures are provided in Note 6 - Fair Value Measurements.

Indefinite-Lived Intangible Assets (Other Than Goodwill)

During 2012, we adopted new guidance issued by the FASB providing entities with the option to perform a qualitative assessment prior to calculating the estimated fair value of indefinite-lived intangible assets (other than goodwill), as required for annual impairment tests. Entities able to qualitatively conclude that the fair value of an indefinite-lived intangible asset (other than goodwill) more likely than not (a likelihood of more than 50%) exceeds its carrying amount can bypass the existing requirement to perform the quantitative annual impairment test. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

m)	Recently Issued Accounting Standard Not Yet Adopted

Balance Sheet Offsetting

In December 2011, the FASB issued new guidance requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. This guidance will be effective at January 1, 2013, with retrospective presentation of the new disclosures required. In January 2013, the FASB issued a related scope clarification, limiting the applicability of the requirements to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing/lending transactions. As this new guidance is disclosure-related only and does not amend existing balance sheet offsetting guidance, adoption will not impact our results of operations, financial condition or liquidity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reporting Amounts Reclassified Out of AOCI

In February 2013, the FASB issued new guidance requiring additional disclosures about reclassification adjustments from AOCI. This guidance will be effective prospectively at January 1, 2013. As this new guidance is disclosure-related only and does not amend existing guidance on the reporting net income available to common shareholders or other comprehensive income, adoption will not impact our results of operations, financial condition or liquidity.

3.	SEGMENT INFORMATION
Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Reinsurance. Therefore we have determined that we have two reportable segments, insurance and reinsurance. We do not allocate our assets by segment, with the exception of goodwill and intangible assets, as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.
Insurance
Our insurance segment provides insurance coverage on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability and accident & health.

Reinsurance
Our reinsurance segment provides non-life treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and bond, motor, liability, engineering and other.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

3.	SEGMENT INFORMATION (CONTINUED)

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

At and year ended December 31, 2012	Insurance	Reinsurance	Total

Gross premiums written	$2,309,481	$1,830,162	$4,139,643
Net premiums written	1,522,245	1,815,211	3,337,456
Net premiums earned	1,558,058	1,857,405	3,415,463
Other insurance related income	2,676	—	2,676
Net losses and loss expenses	(953,564)	(1,142,464)	(2,096,028)
Acquisition costs	(226,859)	(400,794)	(627,653)
General and administrative expenses	(314,834)	(116,487)	(431,321)
Underwriting income	$65,477	$197,660	263,137

Corporate expenses			(129,660)
Net investment income			380,957
Net realized investment gains			127,469
Foreign exchange losses			(29,512)
Interest expense and financing costs			(61,863)
Income before income taxes			$550,528

Net loss and loss expense ratio	61.2%	61.5%	61.4%
Acquisition cost ratio	14.6%	21.6%	18.4%
General and administrative expense ratio	20.2%	6.3%	16.4%
Combined ratio	96.0%	89.4%	96.2%

Goodwill and intangible assets	$97,493	$—	$97,493

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2011	Insurance	Reinsurance	Total

Gross premiums written	$2,121,829	$1,974,324	$4,096,153
Net premiums written	1,466,134	1,953,300	3,419,434
Net premiums earned	1,429,687	1,885,274	3,314,961
Other insurance related income	2,396	—	2,396
Net losses and loss expenses	(919,319)	(1,755,733)	(2,675,052)
Acquisition costs	(199,583)	(387,886)	(587,469)
General and administrative expenses	(278,147)	(103,915)	(382,062)
Underwriting income (loss)	$35,034	$(362,260)	(327,226)

Corporate expenses			(77,089)
Net investment income			362,430
Net realized investment gains			121,439
Foreign exchange gains			44,582
Interest expense and financing costs			(62,598)
Income before income taxes			$61,538

Net loss and loss expense ratio	64.3%	93.1%	80.7%
Acquisition cost ratio	14.0%	20.6%	17.7%
General and administrative expense ratio	19.4%	5.5%	13.9%
Combined ratio	97.7%	119.2%	112.3%

Goodwill and intangible assets	$99,590	$—	$99,590

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2010	Insurance	Reinsurance	Total

Gross premiums written	$1,916,116	$1,834,420	$3,750,536
Net premiums written	1,332,220	1,815,320	3,147,540
Net premiums earned	1,206,493	1,740,917	2,947,410
Other insurance related income	2,073	—	2,073
Net losses and loss expenses	(569,869)	(1,107,263)	(1,677,132)
Acquisition costs	(152,223)	(336,489)	(488,712)
General and administrative expenses	(276,435)	(98,001)	(374,436)
Underwriting income	$210,039	$199,164	409,203

Corporate expenses			(75,449)
Net investment income			406,892
Net realized investment gains			195,098
Foreign exchange gains			15,535
Interest expense and financing costs			(55,876)
Income before income taxes			$895,403

Net loss and loss expense ratio	47.2%	63.6%	56.9%
Acquisition cost ratio	12.6%	19.3%	16.6%
General and administrative expense ratio	23.0%	5.7%	15.2%
Combined ratio	82.8%	88.6%	88.7%

Goodwill and intangible assets	$103,231	$—	$103,231

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

3.	SEGMENT INFORMATION (CONTINUED)

The following table presents our gross premiums written by the geographical location of our subsidiaries:

Year ended December 31,	2012	2011	2010

Bermuda	$684,588	$822,237	$822,530
Europe	1,561,701	1,493,692	1,203,091
United States	1,893,354	1,780,224	1,724,915
Total gross premium written	$4,139,643	$4,096,153	$3,750,536

The following table presents our net premiums earned by segment and line of business:

Year ended December 31,	2012	2011	2010

Insurance
Property	$408,943	$385,291	$337,525
Marine	171,165	152,123	145,356
Terrorism	38,605	35,213	32,486
Aviation	60,363	70,681	66,636
Credit and political risk	87,103	97,680	89,773
Professional lines	563,500	536,238	444,663
Liability	86,873	89,555	87,481
Accident & health	141,506	62,906	2,573
Total Insurance	1,558,058	1,429,687	1,206,493

Reinsurance
Catastrophe	375,088	456,858	454,954
Property	351,470	356,022	323,201
Professional lines	297,726	281,025	285,224
Credit and bond	277,185	263,912	217,809
Motor	237,006	202,830	127,404
Liability	220,874	230,872	232,014
Engineering	68,402	65,727	71,229
Other	29,654	28,028	29,082
Total Reinsurance	1,857,405	1,885,274	1,740,917

Total	$3,415,463	$3,314,961	$2,947,410

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

4.    GOODWILL AND INTANGIBLE ASSETS

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Net balance at December 31, 2010	$49,297	$26,036	$27,898	$103,231
Amortization	—	—	(3,717)	(3,717)
Foreign currency translation adjustment	53	—	23	76
Net balance at December 31, 2011	49,350	26,036	24,204	99,590
Amortization	—	—	(2,618)	(2,618)
Foreign currency translation adjustment	285	—	236	521
Net balance at December 31, 2012	$49,635	$26,036	$21,822	$97,493

Gross balance at December 31, 2012	$42,237	$26,036	$35,596	$103,869
Accumulated amortization	—	—	(21,369)	(21,369)
Foreign currency translation adjustment	7,398	—	7,595	14,993
Accumulated impairment charges	—	—	—	—
Net balance at December 31, 2012	$49,635	$26,036	$21,822	$97,493

We estimate that the annual amortization expense for our total intangible assets with a finite life will be approximately $2 million from 2013 to 2017. The estimated remaining useful lives of these assets range from seven to twenty-six years.
Intangible assets with an indefinite life consist primarily of U.S. state licenses that provide a legal right to transact business indefinitely. Our impairment reviews for goodwill and indefinite lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2012, 2011 and 2010.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

5.	INVESTMENTS

a)	Fixed Maturities and Equities
The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At December 31, 2012
Fixed maturities
U.S. government and agency	$1,413,520	$9,484	$(119)	$1,422,885	$—
Non-U.S. government	1,076,501	30,276	(2,201)	1,104,576	—
Corporate debt	3,746,616	135,658	(5,892)	3,876,382	—
Agency RMBS(1)	2,594,180	67,398	(1,670)	2,659,908	—
CMBS(2)	814,211	25,999	(126)	840,084	—
Non-Agency RMBS	93,266	2,503	(570)	95,199	(884)
ABS(3)	639,614	10,774	(7,182)	643,206	—
Municipals(4)	1,227,764	58,770	(725)	1,285,809	—
Total fixed maturities	$11,605,672	$340,862	$(18,485)	$11,928,049	$(884)
Equity securities
Common stocks	398,975	51,821	(7,398)	443,398
Exchange-traded funds	109,434	9,727	—	119,161
Non-U.S. bond mutual funds	99,897	4,092	—	103,989
Total equity securities	$608,306	$65,640	$(7,398)	$666,548

At December 31, 2011
Fixed maturities
U.S. government and agency	$1,142,732	$5,669	$(134)	$1,148,267	$—
Non-U.S. government	1,241,664	7,359	(36,572)	1,212,451	—
Corporate debt	3,581,320	85,766	(57,495)	3,609,591	—
Agency RMBS(1)	2,568,053	69,073	(492)	2,636,634	—
CMBS(2)	298,138	14,816	(263)	312,691	—
Non-Agency RMBS	177,529	1,431	(13,247)	165,713	(1,120)
ABS(3)	639,949	7,094	(15,001)	632,042	—
Municipals(4)	1,171,953	52,438	(1,680)	1,222,711	—
Total fixed maturities	$10,821,338	$243,646	$(124,884)	$10,940,100	$(1,120)
Equity securities
Common stocks	341,603	25,143	(19,291)	347,455
Exchange-traded funds	239,411	77	(25,507)	213,981
Non-U.S. bond mutual funds	118,552	—	(2,428)	116,124
Total equity securities	$699,566	$25,220	$(47,226)	$677,560

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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
DECEMBER 31, 2012, 2011 AND 2010

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

	Amortized Cost	Fair Value	% of Total Fair Value

At December 31, 2012
Maturity
Due in one year or less	$651,111	$657,045	5.5%
Due after one year through five years	4,880,039	4,989,151	41.8%
Due after five years through ten years	1,847,295	1,951,569	16.4%
Due after ten years	85,956	91,887	0.8%
	7,464,401	7,689,652	64.5%
Agency RMBS	2,594,180	2,659,908	22.3%
CMBS	814,211	840,084	7.0%
Non-Agency RMBS	93,266	95,199	0.8%
ABS	639,614	643,206	5.4%
Total	$11,605,672	$11,928,049	100.0%

At December 31, 2011
Maturity
Due in one year or less	$543,100	$539,009	4.9%
Due after one year through five years	4,694,832	4,685,866	42.8%
Due after five years through ten years	1,779,811	1,845,054	16.9%
Due after ten years	119,926	123,091	1.1%
	7,137,669	7,193,020	65.7%
Agency RMBS	2,568,053	2,636,634	24.1%
CMBS	298,138	312,691	2.9%
Non-Agency RMBS	177,529	165,713	1.5%
ABS	639,949	632,042	5.8%
Total	$10,821,338	$10,940,100	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

5.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses
The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At December 31, 2012
Fixed maturities
U.S. government and agency	$—	$—	$119,730	$(119)	$119,730	$(119)
Non-U.S. government	44,568	(1,453)	153,134	(748)	197,702	(2,201)
Corporate debt	95,511	(2,947)	451,651	(2,945)	547,162	(5,892)
Agency RMBS	9,557	(148)	521,400	(1,522)	530,957	(1,670)
CMBS	1,749	(16)	69,615	(110)	71,364	(126)
Non-Agency RMBS	11,026	(537)	115	(33)	11,141	(570)
ABS	99,514	(7,034)	39,296	(148)	138,810	(7,182)
Municipals	6,386	(270)	77,766	(455)	84,152	(725)
Total fixed maturities	$268,311	$(12,405)	$1,432,707	$(6,080)	$1,701,018	$(18,485)
Equity securities
Common stocks	$11,554	$(1,793)	$95,697	$(5,605)	$107,251	$(7,398)
Exchange-traded funds	—	—	—	—	—	—
Non-U.S. bond mutual funds	—	—	—	—	—	—
Total equity securities	$11,554	$(1,793)	$95,697	$(5,605)	$107,251	$(7,398)

At December 31, 2011
Fixed maturities
U.S. government and agency	$—	$—	$233,816	$(134)	$233,816	$(134)
Non-U.S. government	—	—	786,034	(36,572)	786,034	(36,572)
Corporate debt	54,843	(2,437)	1,228,479	(55,058)	1,283,322	(57,495)
Agency RMBS	—	—	105,059	(492)	105,059	(492)
CMBS	5,155	(17)	11,243	(246)	16,398	(263)
Non-Agency RMBS	43,348	(8,127)	85,053	(5,120)	128,401	(13,247)
ABS	65,096	(9,497)	201,569	(5,504)	266,665	(15,001)
Municipals	8,450	(1,467)	38,590	(213)	47,040	(1,680)
Total fixed maturities	$176,892	$(21,545)	$2,689,843	$(103,339)	$2,866,735	$(124,884)
Equity securities
Common stocks	$4,445	$(2,105)	$124,481	$(17,186)	$128,926	$(19,291)
Exchange-traded funds	—	—	212,050	(25,507)	212,050	(25,507)
Non-U.S. bond mutual funds	—	—	116,124	(2,428)	116,124	(2,428)
Total equity securities	$4,445	$(2,105)	$452,655	$(45,121)	$457,100	$(47,226)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

5.	INVESTMENTS (CONTINUED)

Fixed Maturities
At December 31, 2012, 478 fixed maturities (2011: 791) were in an unrealized loss position of $18 million (2011: $125 million) of which $3 million (2011: $18 million) was related to securities below investment grade or not rated.

At December 31, 2012, 146 securities (2011: 138) have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $268 million (2011: $177 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily depressed at December 31, 2012, and are expected to recover in value as the securities approach maturity. Further, at December 31, 2012, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.
Equity Securities
At December 31, 2012, 106 securities (2011: 128) were in an unrealized loss position of $7 million (2011: $47 million).
At December 31, 2012, 17 (2011: 10) securities have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $12 million (2011: $4 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at December 31, 2012 and 2011.

b)	Other Investments
The following tables provide a breakdown of our investments in hedge and credit funds and CLO equity tranched securities (CLO Equities), together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At December 31, 2012
Long/short equity funds	$302,680	36%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	244,075	29%	Quarterly, Semi-annually	60-95 days
Event-driven funds	171,479	20%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	62,768	8%	Quarterly	65 days
CLO - Equities	62,435	7%	n/a	n/a
Total other investments	$843,437	100%

At December 31, 2011
Long/short equity funds	$214,498	31%	Quarterly, Semi-annually	30-60 days
Multi-strategy funds	230,750	33%	Quarterly, Semi-annually	60-95 days
Event-driven funds	118,380	17%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	69,132	10%	Quarterly	65 days
CLO - Equities	66,560	9%	n/a	n/a
Total other investments	$699,320	100%

n/a – not applicable

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

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

•	Event-driven funds: Seek to achieve attractive returns by exploiting situations where announced or anticipated events create opportunities.

•	Leveraged bank loan funds: Seek to achieve attractive returns by investing primarily in bank loan collateral that has limited duration exposure.
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
At December 31, 2012, $38 million (2011: $90 million) of our long/short equity funds, representing 4% (2011: 13%) of our total other investments, relate to a holding where we are still within the lockup period. The expiry of this lockup period is September, 2014. No other category contains investments currently subject to lockup.
At December 31, 2012, $29 million (2011: $45 million) of our hedge and credit fund investments were invested in funds that are not accepting redemption requests. Of this amount, 92% relates to a leveraged bank loan fund in a period of planned principal distributions which has a target completion date in late 2013 and, based on current market conditions and payments made to date, management expects this target date to be met. The remainder primarily relates to funds that entered liquidation or had their assets side pocketed as a result of the global financial crisis which began in late 2008. For these funds, management is currently unable to estimate when those funds will be distributed.
At December 31, 2012, we have $40 million (2011: nil) of unfunded commitments relating to our investments in hedge and credit funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

5.	INVESTMENTS (CONTINUED)

c)	Net Investment Income
Net investment income was derived from the following sources:

Year ended December 31,	2012	2011	2010

Fixed maturities	$304,400	$337,616	$352,357
Other investments	87,660	31,856	64,765
Equity securities	11,904	11,186	2,900
Cash and cash equivalents	4,528	5,697	5,836
Short-term investments	596	1,592	1,441
Gross investment income	409,088	387,947	427,299
Investment expenses	(28,131)	(25,517)	(20,407)
Net investment income	$380,957	$362,430	$406,892

d)	Net Realized Investment Gains
The following table provides an analysis of net realized investment gains:

Year ended December 31,	2012	2011	2010

Gross realized gains(1)	$278,493	$260,288	$326,930
Gross realized losses(1)	(125,374)	(123,016)	(116,082)
Net OTTI recognized in earnings	(24,234)	(15,861)	(17,932)
Net realized gains on fixed maturities and equity securities	128,885	121,411	192,916
Change in fair value of investment derivatives(1)	(9,170)	4,431	(3,641)
Fair value hedges(2)	7,754	(4,403)	5,823
Net realized investment gains	$127,469	$121,439	$195,098

(1)	Includes $37 million of gains (2011: $11 million of losses, 2010: $15 million of gains) related to previously unrealized foreign exchange currency amounts on the hedged investment portfolio.

(2)	Refer to Note 7 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

5.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

Year ended December 31,	2012	2011	2010

Fixed maturities:
Non-U.S. government	$3,281	$—	$—
Corporate debt	1,821	1,954	3,156
CMBS	—	—	413
Non-Agency RMBS	2,016	717	4,715
ABS	795	61	1,126
Municipals	—	483	19
	7,913	3,215	9,429
Equity Securities
Common stocks	7,318	12,646	8,503
Exchange-traded funds	9,003	—	—
	16,321	12,646	8,503
Total OTTI recognized in earnings	$24,234	$15,861	$17,932

Fixed Maturities
The following table provides a roll forward of the credit losses (“credit loss table”), before income taxes, for which a portion of the OTTI was recognized in AOCI:

Year ended December 31,	2012	2011

Balance at beginning of period	$2,061	$57,498
Credit impairments recognized on securities not previously impaired	—	448
Additional credit impairments recognized on securities previously impaired	—	—
Change in timing of future cash flows on securities previously impaired	—	(101)
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(252)	(55,784)
Balance at end of period	$1,809	$2,061

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
Non-U.S. Government:
Non-U.S. government obligations are evaluated for credit loss primarily through qualitative assessments of the likelihood of credit loss using information such as credit ratings and yield. At December 31, 2012, our holdings in sovereign debt, including $217 million (2011: $634 million) relating to the eurozone countries, were all highly rated securities. The gross unrealized losses of $2 million at December 31, 2012 were due to foreign exchange losses, mainly on euro-denominated securities. We have concluded there were no credit losses anticipated for these securities at December 31, 2012.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

5.	INVESTMENTS (CONTINUED)

Corporate Debt:
Certain previously impaired medium-term notes (MTNs) held matured during 2011, resulting in a $52 million decrease in the accumulated credit loss impairments in the above credit loss table. These maturities also resulted in $15 million of realized gains. All previously impaired MTNs were sold or matured by December 31, 2011.
To estimate credit losses for corporate debt securities, our projected cash flows are primarily driven by our assumptions regarding the probability of default and the severity associated with those defaults. Our default and loss severity rates are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. In 2012, the OTTI charges on corporate debt securities were related to our intent to sell, as well as unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain.

CMBS:
Our investments in CMBS are diversified and highly rated, with a weighted average estimated subordination percentage of 30% at December 31, 2012 (2011: 25%). Based on discounted cash flows at December 31, 2012, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.
Non-agency RMBS:
For non-agency RMBS, our projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included the following: default, delinquency, loss severity and prepayment rates. The assumptions used to calculate the credit losses in 2012 have not changed significantly since December 31, 2011. At December 31, 2012, the fair value of our non-agency RMBS was $95 million (2011: $166 million), consisting primarily of $65 million (2011: $128 million) of Prime and $22 million (2011: $23 million) of Alt-A MBS. At December 31, 2012, we had gross unrealized losses of $1 million (2011: $13 million) on these securities. We have concluded there are no credit losses anticipated for these securities at December 31, 2012, other than those already recorded.
ABS:
The majority of the unrealized losses on ABS at December 31, 2012, and 2011, were related to CLO debt tranched securities (“CLO Debt”) with a carrying value of $53 million (2011: $48 million). We used the following significant inputs to estimate the credit loss for these securities:

At December 31,	2012	2011

Default rate	4.0%	4.0%
Loss severity rate	53.5%	53.5%
Collateral spreads	2.5% - 3.7%	2.6% - 3.8%

Our assumptions on default and loss severity rates are established based on an assessment of actual experience to date for each CLO Debt and review of recent credit rating agencies’ default and loss severity forecasts. Based on the underlying collateral values and our projected cash flows at December 31, 2012, our CLO Debt had sufficient credit protection levels to receive all contractually obligated principal and interest payments.
Equity Securities
The OTTI losses on common stocks in 2012 and 2011 are primarily due to the severity and duration of their unrealized loss positions, for which we concluded the forecasted recovery period was uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned. During 2012, we recorded $9 million of OTTI

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

5.	INVESTMENTS (CONTINUED)

losses on our exchange-traded funds as we no longer had the intent to hold these underwater securities through full recovery of cost. At December 31, 2012, the fair value of our equities was $667 million (2011: $678 million), which included $7 million (2011: $47 million) of gross unrealized losses.

e)	Restricted Investments
In order to support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier, we provide collateral in the form of assets held in trust and, to a lesser extent, letters of credit. Refer to Note 10(b) for further information on our collateral requirements upon issuance of certain letters of credit. The fair value of our restricted investments primarily relates to these items, as noted in the table below. Our restricted investments primarily consist of high-quality fixed maturity and short-term investment securities.

At December 31,	2012	2011

Collateral in Trust for inter-company agreements	$2,134,931	$1,921,586
Collateral for secured letter of credit facility	470,062	441,229
Collateral in Trust for third party agreements	245,539	238,395
Securities on deposit with regulatory authorities	59,456	49,543
Total restricted investments	$2,909,988	$2,650,753

6.	FAIR VALUE MEASUREMENTS

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

U.S. government and agency

U.S. government and agency securities consist primarily of debt securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. As the fair values of our U.S. Treasury securities are based on unadjusted market prices in active markets, they are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

Non-U.S. government

Non-U.S. government securities comprise debt securities issued by non-U.S. governments and their agencies along with supranational organizations (also known as sovereign debt securities). The fair value of these securities is based on prices obtained from international indices or a valuation model that includes the following inputs: interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the sovereign debt security we hold in terms of issuer, maturity and seniority. As the significant inputs are observable market inputs, the fair value of non-U.S. government securities are classified within Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

ABS

ABS include mostly investment-grade debt securities backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and CLO Debt originated by a variety of financial institutions. The fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers or use a discounted cash flow model to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are priced within Level 3.

Municipals

Our municipal portfolio comprises debt securities issued by U.S. domiciled state and municipal entities. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

Equity Securities

Equity securities include U.S. and non-U.S. common stocks, exchange-traded funds, and non-U.S. bond mutual funds. For common stocks and exchange-traded funds, we classified these within Level 1 as their fair values are based on unadjusted market prices in active markets. Our investments in non-U.S. bond mutual funds have daily liquidity, with redemption based on the net asset value (NAV) of the funds. Accordingly, we have classified these investments as Level 2.

Other Investments

As a practical expedient, we estimate fair values for hedge and credit funds using NAVs as advised by external fund managers or third party administrators. For each of our hedge and credit funds, the NAV is based on the manager's or administrator's valuation of the underlying holdings in accordance with U.S. GAAP. For any funds for which we have not yet received a NAV concurrent with our period end date, we record an estimate of the change in fair value for the period subsequent to the most recent NAV. Such estimates are based on return estimates for the period between the most recently issued NAV and the period end date; these estimates are obtained from the relevant fund managers. Accordingly, we do not have a reporting lag in our fair value measurements for these funds. Historically, our valuation estimates incorporating these return estimates have not significantly diverged from the subsequent NAVs.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

At December 31, 2012, the CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At December 31, 2012
Assets
Fixed maturities
U.S. government and agency	$1,094,220	$328,665	$—	$1,422,885
Non-U.S. government	—	1,104,576	—	1,104,576
Corporate debt	—	3,874,832	1,550	3,876,382
Agency RMBS	—	2,659,908	—	2,659,908
CMBS	—	835,788	4,296	840,084
Non-Agency RMBS	—	94,089	1,110	95,199
ABS	—	579,231	63,975	643,206
Municipals	—	1,285,809	—	1,285,809
	1,094,220	10,762,898	70,931	11,928,049
Equity securities
Common stocks	443,398	—	—	443,398
Exchange-traded funds	119,161	—	—	119,161
Non-U.S. bond mutual funds	—	103,989	—	103,989
	562,559	103,989	—	666,548
Other investments
Hedge funds	—	385,241	311,184	696,425
Credit funds	—	35,765	48,812	84,577
CLO-Equities	—	—	62,435	62,435
	—	421,006	422,431	843,437
Short-term investments	—	108,860	—	108,860
Other assets (see Note 7)	—	5,838	—	5,838
Total	$1,656,779	$11,402,591	$493,362	$13,552,732
Liabilities
Other liabilities (see Note 7)	$—	$3,737	$—	$3,737

At December 31, 2011
Assets
Fixed maturities
U.S. government and agency	$765,519	$382,748	$—	$1,148,267
Non-U.S. government	—	1,212,451	—	1,212,451
Corporate debt	—	3,608,041	1,550	3,609,591
Agency RMBS	—	2,636,634	—	2,636,634
CMBS	—	312,691	—	312,691
Non-Agency RMBS	—	165,713	—	165,713
ABS	—	582,714	49,328	632,042
Municipals	—	1,222,711	—	1,222,711
	765,519	10,123,703	50,878	10,940,100
Equity securities
Common stocks	347,455	—	—	347,455
Exchange-traded funds	213,981	—	—	213,981
Non-U.S. bond mutual funds	—	116,124	—	116,124
	561,436	116,124	—	677,560
Other investments
Hedge funds	—	248,208	296,101	544,309
Credit funds	—	38,308	50,143	88,451
CLO-Equities	—	—	66,560	66,560
	—	286,516	412,804	699,320
Short-term investments	—	149,909	—	149,909
Other assets (see Note 7)	—	38,175	—	38,175
Total	$1,326,955	$10,714,427	$463,682	$12,505,064
Liabilities
Other liabilities (see Note 7)	$—	$2,035	$—	$2,035

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2012 and 2011, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds and credit funds priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at December 31, 2012 for our investments classified as Level 3 in the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

ABS - CLO Debt	$52,574	Discounted cash flow	Credit spreads	3.9% - 5.5%	4.5%
			Illiquidity discount (1)	5%	5%

Other investments - CLO - Equities	$62,435	Discounted cash flow	Default rates	4.0% - 5.0%	4.4%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	2.6% - 4.2%	3.3%
			Estimated maturity dates	1.8 - 5.7 years	4.5 years

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

maintain a current understanding of the market conditions, historical results, as well as emerging trends that may impact future cash flows. By maintaining this current understanding, we are able to assess the reasonableness of the inputs we ultimately use in our models.

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Year ended December 31, 2012
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	—	1,110	—	—	—	—	—	—	1,110	—
CMBS	—	4,296	—	—	—	—	—	—	4,296	—
ABS	49,328	10,539	—	—	5,112	—	—	(1,004)	63,975	—
	50,878	15,945	—	—	5,112	—	—	(1,004)	70,931	—
Other investments
Hedge funds	296,101	—	(9,435)	27,353	—	—	(2,835)	—	311,184	27,353
Credit funds	50,143	—	—	5,948	—	—	—	(7,279)	48,812	5,948
CLO-Equities	66,560	—	—	31,108	—	—	—	(35,233)	62,435	31,108
	412,804	—	(9,435)	64,409	—	—	(2,835)	(42,512)	422,431	64,409
Total assets	$463,682	$15,945	$(9,435)	$64,409	$5,112	$—	$(2,835)	$(43,516)	$493,362	$64,409

Year ended December 31, 2011
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	19,678	—	(17,695)	—	63	—	—	(2,046)	—	—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	43,178	1,891	—	—	4,352	—	—	(93)	49,328	—
	64,406	1,891	(17,695)	—	4,415	—	—	(2,139)	50,878	—
Other investments
Hedge funds	358,277	—	(223,194)	(8,906)	—	195,000	(25,076)	—	296,101	(8,906)
Credit funds	104,756	—	(38,309)	(4,968)	—	—	(192)	(11,144)	50,143	(4,112)
CLO-Equities	56,263	—	—	44,873	—	—	—	(34,576)	66,560	44,873
	519,296	—	(261,503)	30,999	—	195,000	(25,268)	(45,720)	412,804	31,855
Total assets	$583,702	$1,891	$(279,198)	$30,999	$4,415	$195,000	$(25,268)	$(47,859)	$463,682	$31,855

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
DECEMBER 31, 2012, 2011 AND 2010

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The transfers into and out of fair value hierarchy levels reflect the fair value of the securities at the end of the reporting period.

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made in 2012 and 2011 were due to a reduction in the availability of observable market inputs or a lack of sufficient quotes available from pricing vendors and broker-dealers. None of the transfers were as a result of changes in valuation methodology that we made.

Transfers out of Level 3 into Level 2

During 2011, the transfer of fixed maturities from Level 3 to Level 2 relates to non-agency RMBS for which observable market inputs and multiple quotes from pricing vendors and broker-dealers became available during the year as a result of the return of liquidity in this asset class. We also transferred certain hedge and credit funds (included in “other investments”) from Level 3 to Level 2 during 2012 and 2011 as we have the ability to liquidate these holdings at the reported NAV in the near term.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at December 31, 2012, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At December 31, 2012, our senior notes are recorded at amortized cost with a carrying value of $995 million (2011: $995 million) and have a fair value of $1,091 million (2011: $1,039 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

7.    DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair value. The notional amounts represent the basis upon which payments or receipts are calculated and are presented in the table in order to quantify the magnitude of our derivative activities. Notional amounts are not reflective of credit risk.

	At December 31, 2012			At December 31, 2011
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives designated as hedging instruments
Foreign exchange forward contracts	$—	$—	$—	$540,176	$16,519	$—

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	287,819	1,067	2,733	287,711	7,012	1,783

Relating to underwriting portfolio:
Foreign exchange forward contracts	476,191	4,771	1,004	955,728	14,644	252
Total derivatives		$5,838	$3,737		$38,175	$2,035

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.
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
The following table provides the total impact on earnings relating to foreign exchange contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

Year ended December 31,	2012	2011	2010

Foreign exchange forward contracts	$10,853	$11,682	$35,886
Hedged investment portfolio	(3,099)	(16,085)	(30,063)
Hedge ineffectiveness recognized in earnings	$7,754	$(4,403)	$5,823

Derivative Instruments not Designated as Hedging Instruments
a) Relating to Investment Portfolio
Within our investment portfolio we are exposed to foreign currency risk. Accordingly, the fair values for our investment portfolio are partially influenced by the change in foreign exchange rates. We may enter into foreign currency forward contracts to manage the effect of this foreign currency risk. These foreign currency hedging activities are not designated as specific hedges for financial reporting purposes.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

7.	DERIVATIVE INSTRUMENTS (CONTINUED)

In addition, our external equity investment managers have the discretion to hold foreign currency exposures as part of their total return strategy.
b) Relating to Underwriting Portfolio
Foreign Currency Risk
Our (re)insurance subsidiaries and branches operate in various foreign countries. Consequently, some of our business is written in currencies other than the U.S. dollar and, therefore, our underwriting portfolio is exposed to significant foreign currency risk. We manage foreign currency risk by seeking to match our foreign-denominated net liabilities under (re)insurance contracts with cash and investments denominated in such currencies. We may also use derivative instruments, specifically forward contracts and currency options, to economically hedge foreign currency exposures.
The decrease in the notional amount of underwriting related derivatives since 2011 was primarily due to settlement of certain foreign denominated liabilities relating to the catastrophe losses incurred from the New Zealand and Japanese earthquakes.

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

		2012	2011	2010

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$(9,170)	$4,431	$(3,641)

Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	26,612	33,893	9,596
Currency collar options	Foreign exchange gains (losses)	—	267	—
Total		$17,442	$38,591	$5,955

8.	RESERVE FOR LOSSES AND LOSS EXPENSES
Our reserve for losses and loss expenses comprise the following:

As of December 31,	2012	2011

Reserve for reported losses and loss expenses	$3,272,682	$3,019,372
Reserve for losses incurred but not reported	5,786,049	5,405,673
Reserve for losses and loss expenses	$9,058,731	$8,425,045

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Year ended December 31,	2012	2011	2010

Gross reserve for losses and loss expenses, beginning of period	$8,425,045	$7,032,375	$6,564,133
Less reinsurance recoverable on unpaid losses, beginning of period	(1,736,823)	(1,540,633)	(1,381,058)
Net reserve for unpaid losses and loss expenses, beginning of period	6,688,222	5,491,742	5,183,075

Net incurred losses and loss expenses related to:
Current year	2,340,868	2,932,513	1,990,187
Prior years	(244,840)	(257,461)	(313,055)
	2,096,028	2,675,052	1,677,132
Net paid losses and loss expenses related to:
Current year	(322,836)	(509,075)	(300,293)
Prior years	(1,299,384)	(953,035)	(1,042,890)
	(1,622,220)	(1,462,110)	(1,343,183)

Foreign exchange and other	71,084	(16,462)	(25,282)

Net reserve for unpaid losses and loss expenses, end of period	7,233,114	6,688,222	5,491,742
Reinsurance recoverable on unpaid losses, end of period	1,825,617	1,736,823	1,540,633
Gross reserve for losses and loss expenses, end of period	$9,058,731	$8,425,045	$7,032,375

We write business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in our financial results. During 2012, 2011 and 2010, respectively, we recognized aggregate net losses and loss expenses of $331 million, $789 million and $256 million in relation to significant natural catastrophe events. These amounts related to Storm Sandy for 2012, the Japanese earthquake and tsunami, the February and June earthquakes in New Zealand, first quarter Australian weather events and the Thai floods for 2011 and the September New Zealand earthquake and the Chilean earthquake for 2010.
Prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. Such development is summarized by segment in the following table:

	Insurance	Reinsurance	Total

Year ended December 31, 2012	$122,209	$122,631	$244,840
Year ended December 31, 2011	103,014	154,447	257,461
Year ended December 31, 2010	118,336	194,719	313,055

Overall, the majority of the net favorable prior year reserve development related to short-tail lines of business, with our professional lines business also contributing notably.
The underlying exposures in our property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $186 million, $178 million and $181 million of the total net favorable prior year reserve development in 2012, 2011 and 2010, respectively, and primarily reflected the recognition of better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Our professional lines insurance and reinsurance business contributed further net favorable prior year reserve development of $54 million, $105 million and $117 million, respectively, in 2012, 2011 and 2010. This prior year reserve development was driven by increased weight being given to experience-based actuarial methods in selecting our ultimate loss estimates for accident years 2009 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable prior year reserve development. Given the significance of the global financial crisis, we expect that loss development patterns for the 2007 through 2009 accident years may ultimately differ from other years; as a result, we are exercising a greater degree of caution in recognizing potential favorable loss emergence for these years.
The frequency and/or severity of natural catastrophe activity in each of 2010 through 2012 was high and our December 31, 2012 net reserve for losses and loss expenses continues to include estimated amounts for numerous natural catastrophe events that occurred during this period. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami, the three New Zealand earthquakes and the Thai floods, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

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

Gross and net premiums written and earned were as follows:

Year ended December 31,	2012		2011		2010
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$4,139,643	$4,141,037	$4,096,153	$3,973,956	$3,750,536	$3,632,177
Ceded	(802,187)	(725,574)	(676,719)	(658,995)	(602,996)	(684,767)
Net	$3,337,456	$3,415,463	$3,419,434	$3,314,961	$3,147,540	$2,947,410

During the year ended December 31, 2012, we recognized ceded losses and loss expenses of $396 million (2011: $450 million; 2010: $425 million).
Our provision for unrecoverable reinsurance was $16 million at December 31, 2012 (2011: $18 million). At December 31, 2012, 98.8% (2011: 98.6%) of our gross reinsurance recoverables were collectible from reinsurers rated A- or better by A.M. Best.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

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
We have the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at December 31, 2012.

Interest expense recognized in relation to our Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. During 2012, we incurred interest expense of $59 million (2011: $59 million, 2010: $52 million).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

10.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

credit will principally be used to support the reinsurance obligations of the operating subsidiaries. Under the Credit Facility, AXIS Capital guarantees the obligations of the operating subsidiaries and each of AXIS Specialty Finance and AXIS Specialty Holdings Bermuda Limited guarantees the obligations of AXIS Capital and the operating subsidiaries. The Credit Facility is subject to certain non-financial covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Credit Facility Documents. The Credit Facility also requires compliance with certain financial covenants, including a maximum debt to capital ratio and a minimum consolidated net worth requirement. In addition, each of AXIS Capital’s material (re)insurance subsidiaries party to the Credit Facility must maintain a minimum A.M. Best Company, Inc. financial strength rating. In the event of default, including a breach of these covenants, the lenders may exercise certain remedies including the termination of the Credit Facility, the declaration of all principal and interest amounts related to Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.
At December 31, 2012, we had $423 million and nil letters of credit outstanding under the LOC Facility and the Credit Facility, respectively. There was no debt outstanding under the Credit Facility. We were in compliance with all LOC Facility and Credit Facility covenants at December 31, 2012.

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
Our investment portfolio is managed by external investment managers in accordance with our investment guidelines. We limit credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. government and agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our fixed maturities portfolio for securities rated A- or above and 1% or less of our fixed maturities portfolio for securities rated below A-. At December 31, 2012, we were in compliance with these limits.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

11.	COMMITMENTS AND CONTINGENCIES

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

The three largest balances by reinsurer accounted for 13%, 10% and 10% of total reinsurance recoverable on unpaid and paid losses at December 31, 2012 (2011: 13%, 10% and 10%). Amounts related to our reinsurers with the ten largest balances comprised 72% of December 31, 2012 balance (2011: 70%) and had a weighted average A.M. Best rating of A+ (2011: A+).
Premiums Receivable Balances
The diversity of our client base limits the credit risk associated with our premiums receivable. In addition, for insurance contracts we have contractual rights to cancel coverage for non-payment of premiums and for reinsurance contracts we have contractual rights to offset premiums receivable with corresponding payments for losses and loss expenses.
Brokers and other intermediaries collect premiums from customers to be paid to us. We have policies and standards in place to manage and monitor credit risk from intermediaires with a focus on day-to-day monitoring of the largest positions.
These contractual rights contribute to the mitigation of credit risk, as does our monitoring of aged receivable balances. In light of these mitigating factors, and considering that a significant portion of our premiums receivable are not currently due based on the terms of the underlying contracts, we do not utilize specific credit quality indicators to monitor our premiums receivable balance. At December 31, 2012, we recorded an allowance for estimated uncollectible premiums receivable of $2 million (2011: $4 million). The corresponding bad debts expense charges for 2012, 2011 and 2010 were insignificant.

b)	Brokers
We produce our business through brokers and direct relationships with insurance companies. During 2012, three brokers accounted for 61% (2011: 63%; 2010: 62%) of our total gross premiums written. Aon Corporation accounted for 27% (2011: 27%; 2010: 25%), Marsh, Inc. (including its subsidiary Guy Carpenter and Company) for 22% (2011: 23%; 2010: 24%), and Willis Group Holdings Ltd. for 12% (2011: 13%; 2010: 13%). No other broker and no one insured or reinsured accounted for more than 10% of our gross premiums written in any of the last three years.

c)	Lease Commitments

We lease office space under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business, as required. During 2012, total rent expense with respect to these operating leases was $29 million (2011: $24 million; 2010: $19 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments under our leases are expected to be as follows:

Year ended December 31,

2013	$26,904
2014	29,839
2015	24,386
2016	20,881
2017	17,912
Later years	66,819
Total future minimum lease payments	$186,741

d)	Reinsurance Purchase Commitment
We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at December 31, 2012, we have an outstanding reinsurance purchase commitment of $54 million. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

e)	Legal Proceedings

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

an agreement in principle with plaintiffs during the first quarter of 2011 to settle all claims and causes of action in this matter for an immaterial amount. On March 30, 2012, the District Court issued the final settlement order, and this matter is now closed.

12.    EARNINGS PER COMMON SHARE

The following table provides a computation of basic and diluted earnings per common share:

At and year ended December 31,	2012	2011	2010

Basic earnings per common share
Net income	$547,241	$46,305	$856,723
Less: preferred share dividends	38,228	36,875	36,875
Less: loss on repurchase of preferred shares	14,009	—	—
Net income available to common shareholders	495,004	9,430	819,848
Weighted average common shares outstanding - basic	122,148	122,499	121,728
Basic earnings per common share	$4.05	$0.08	$6.74

Diluted earnings per common share
Net income available to common shareholders	$495,004	$9,430	$819,848

Weighted average common shares outstanding - basic	122,148	122,499	121,728
Warrants	—	4,292	12,106
Stock compensation plans	1,506	1,331	2,365
Weighted average common shares outstanding - diluted	123,654	128,122	136,199
Diluted earnings per common share	$4.00	$0.07	$6.02

Anti-dilutive shares excluded from the dilutive computation	614	1,134	187

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

13.    SHAREHOLDERS' EQUITY

a)	Common Shares
At December 31, 2012, and 2011, our authorized share capital was 800,000,000 common shares, par value of $0.0125 per share.
The following table presents our common shares issued and outstanding, excluding restricted shares under our stock compensation plans (see Note 15 – Share-based Compensation):

Year ended December 31,	2012	2011	2010

Shares issued, balance at beginning of period	170,159	154,912	152,465
Shares issued	1,708	15,247	2,447
Total shares issued at end of period	171,867	170,159	154,912

Treasury shares, balance at beginning of period	(44,571)	(42,519)	(20,325)
Shares repurchased	(9,376)	(2,052)	(22,194)
Total treasury shares at end of period	(53,947)	(44,571)	(42,519)

Total shares outstanding	117,920	125,588	112,393

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

Treasury shares

On December 17, 2012, our Board of Directors authorized a new share repurchase plan for up to $750 million of our common shares through December 31, 2014. The new plan is effective January 1, 2013.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

13.	SHAREHOLDERS' EQUITY (CONTINUED)

The following table presents our common share repurchase activities, which are held in treasury:

Year ended December 31,	2012	2011	2010

In the open market:
Total shares	6,057	1,609	18,750
Total cost	$203,704	$49,974	$590,694
Average price per share(2)	$33.63	$31.07	$31.50

From employees:(1)
Total shares	319	443	381
Total cost	$10,483	$15,911	$11,062
Average price per share(2)	$32.85	$35.92	$29.04

From founding shareholder:(3)
Total shares	3,000	—	3,063
Total cost	$103,500	$—	$107,827
Average price per share(2)	$34.50	$—	$35.21

Total
Total shares	9,376	2,052	22,194
Total cost	$317,687	$65,885	$709,583
Average price per share(2)	$33.88	$32.11	$31.97

(1)
To satisfy withholding tax liabilities upon vesting of restricted stock, restricted stock units, and exercise of stock options. Share repurchases from employees are excluded from the authorized share repurchase plans noted above.

(2)	Calculated using whole figures.

(3)	We privately negotiated with Trident II, L.P. and affiliated entities to repurchase 3,000,000 (2011: none; 2010: 3,062,824) of our common shares.

b)	Series A, B and C Preferred Shares
Series A Preferred Shares
During October 2005, we issued $250 million of 7.25% Series A preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the shares at a redemption price of $25.00 per share. Dividends on the Series A preferred shares are non-cumulative. Consequently, if the board of directors does not authorize and declare a dividend for any dividend period, holders of the Series A preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of Series A preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on January 15, 2006, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.25% of the liquidation preference per annum. For 2012 and 2011, the total dividends declared and paid on Series A preferred shares was $1.8125 per share.

Concurrent with the issuance of our Series C preferred shares (see below), we redeemed 6,000,000 of our 7.25% Series A preferred shares, representing $150 million in aggregate liquidation preference, without accumulation of any undeclared dividends. In connection with this redemption, we recognized a $5 million loss on redemption (calculated as the difference between the redemption price and the carrying value), which was recognized as a reduction in determining our net income

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

13.	SHAREHOLDERS' EQUITY (CONTINUED)

available to common shareholders. Following this redemption, 4,000,000 Series A preferred shares, representing $100 million in aggregate liquidation preference, remain outstanding.

Series B Preferred Shares

During November 2005, we issued $250 million of 7.50% Series B preferred shares, par value $0.0125 per share, with a liquidation preference of $100.00 per share. We may redeem the shares on or after December 1, 2015 at a redemption price of $100 per share. Dividends on the Series B preferred shares if, as and when declared by our board of directors will be payable initially at a fixed rate per annum equal to 7.50% of the liquidation preference on the first day of March, June, September and December of each year, commencing on March 1, 2006, up to but not including December 1, 2015. Commencing on March 1, 2016, the dividend rate on the Series B preferred shares will be payable at a floating rate. During a floating rate period, the floating rate per annum will be reset quarterly at a rate equal to 3.4525% plus the 3 month LIBOR Rate. Dividends on the Series B preferred shares are non-cumulative. For 2012 and 2011, the total dividends declared and paid on Series B preferred shares was $7.50 per share.

During April 2012, we closed a cash tender offer for any and all of our outstanding 7.50% Series B preferred shares at a purchase price of $102.81 per share. As a result, we purchased 2,471,570 Series B preferred shares for $254 million. In connection with this tender offer, we recognized a $9 million loss on redemption (calculated as the difference between the redemption price and the carrying value), which was recognized as a reduction in determining our net income available to common shareholders. Following the completion of the tender offer, 28,430 Series B preferred shares, representing $3 million in aggregate liquidation preference, remain outstanding.

Series C Preferred Shares

On March 19, 2012, we issued $400 million of 6.875% Series C preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the Series C preferred shares on or after April 15, 2017 at a redemption price of $25.00 per share. Dividends on the Series C preferred shares are non-cumulative. Consequently, if the board of directors does not authorize and declare a dividend for any period, holders of the Series C preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of the Series C preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on July 15, 2012, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum. For 2012, the total dividends declared on Series C preferred shares was $1.413196 per share. Of this amount, $0.983508 was paid in 2012 and the remaining $0.429688 was subsequently paid in 2013.

The holders of our Series A, B and C preferred shares have no voting rights other than the right to elect a specified number of directors if preferred share dividends are not declared and paid for a specified period.

c)	Out of Period Adjustment

Common share dividends were historically recognized as a reduction of retained earnings when paid. During 2012, we recognized a $31 million adjustment in our Consolidated Statement of Shareholders' Equity in order to reflect dividends within retained earnings when declared, with a corresponding increase in other liabilities in our Consolidated Balance Sheet. This adjustment did not impact net income or net income available to common shareholders.

We believe that this matter was quantitatively and qualitatively immaterial to our previously issued financial statements and that the recognition of the adjustment in 2012 was similarly immaterial.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

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
We also provided supplemental executive retirement plans (“SERP”) to both the Chairman and the former CEO. We settled all obligations under our SERP during the third quarter of 2012, resulting in the recognition of an insignificant loss.
During 2012, our total pension expenses were $20 million (2011: $20 million and 2010: $15 million) for the above retirement benefits.

15.    SHARE-BASED COMPENSATION
In May 2007, our shareholders approved the establishment of the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (“2007 Plan”). The 2007 Plan provides for, among other things, the grant of restricted stock, restricted stock units, non-qualified and incentive stock options, and other equity-based awards to our employees and directors. The 2007 Plan authorized the issuance of a total of 5,000,000 shares. In May of 2009 and 2012, our shareholders approved amendments to the 2007 Plan to increase the number of common shares authorized for issuance by 4,000,000 and 6,000,000 respectively, to bring the total number of common shares authorized for issuance to 15,000,000. As a result of the adoption of the 2007 Plan, the 2003 Long-Term Equity Compensation and 2003 Directors Long-Term Equity Compensation Plan were terminated, except that all related outstanding awards will remain in effect.
We currently issue restricted stock and restricted stock units to our employees with service conditions, vesting generally over a period of 4 years with 25% of the award vesting annually. During 2012, we also granted a performance-based stock award to a key employee in order to promote long-term growth and profitability. The award represents the right to receive a specified number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period, which is the period ending on the third anniversary of the grant date. At December 31, 2012, we anticipate that the established performance based criterion for this award is likely to be achieved.
Grants provided under the 2007 Plan generally allow for accelerated vesting provisions upon the employee’s death, permanent disability, or certain terminations following a change in control of the Company occurring within two years of the change in control event. Notwithstanding these vesting provisions, the Compensation Committee of our Board has broad authority to accelerate vesting at its own discretion.
In 2012, we issued common shares to non-management directors under the 2007 Plan with no restriction. At December 31, 2012, 6,633,981 equity-based awards remained available for grant under the 2007 Plan. Between January 1, 2013 and February 21, 2013, we granted a total of 1,656,500 restricted stock units to our employees. Included in the total restricted stock units granted subsequent to December 31, 2012 were 748,250 awards which will be settled in cash upon vesting.
We have granted stock options under the 2003 Plans; however, none have been issued since 2005. All outstanding stock options are fully vested and exercisable. These options expire ten years from the date of grant.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

15.	SHARE-BASED COMPENSATION

a)	Restricted Stock
The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the year ended December 31, 2012:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of year	—	$—	3,816	$32.69
Granted	250	34.42	2,198	31.95
Vested	—	—	(1,321)	31.93
Forfeited	—	—	(264)	32.69
Nonvested restricted stock - end of year	250	$34.42	4,429	$32.48

(1) Fair value is based on the closing price of our common shares on the New York Stock Exchange on the day of the grant.
During 2012, we granted 2,447,700 restricted stock awards (2011: 1,839,250; 2010: 1,496,550) to our employees with a weighted average grant-date fair value per share of $32.20 (2011: $36.12; 2010: $28.91). At December 31, 2012, the total nonvested restricted stock in the above table included 401,438 of restricted stock units (2011: 378,937).
During 2012, we incurred a compensation cost of $68 million (2011: $39 million; 2010: $37 million) in respect of all restricted stock and restricted stock units, and recorded tax benefits thereon of $8 million (2011: $7 million; 2010: $6 million). Compensation costs incurred in 2012 includes $20 million of accelerated and incremental expenses associated with the the transition in our senior leadership. The retirement of one senior leader resulted in the modification of that leader's outstanding restricted stock awards to eliminate the previously existing service condition. The unanticipated termination without cause of another senior officer lead to the early satisfaction of employment obligations and resulted in the service condition associated with that officer's outstanding restricted stock awards being fully satisfied.
The total fair value of shares vested during 2012 was $43 million (2011: $63 million; 2010: $56 million). At December 31, 2012, we had unrecognized compensation costs of $89 million (2011: $86 million) which are expected to be recognized over the weighted average period of 2.5 years (2011: 2.6 years).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

15.	SHARE-BASED COMPENSATION (CONTINUED)

b)	Stock options
The following is a summary of stock options outstanding and exercisable at December 31, 2012 and related activity for the year ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)

Outstanding and exercisable - beginning of year	1,668	$24.71
Granted	—	—
Exercised	(749)	19.76
Expired	—	—
Outstanding and exercisable - end of year	919	$28.74	1.6	$5,425

(1)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price at December 31, 2012 and the exercisable price, multiplied by the number of in-the-money-options) that would have been received by the stock option holder had all stock option holders exercised their stock options on December 31, 2012.

The total intrinsic value of stock options exercised during 2012 was $11 million (2011: $9 million) and we received proceeds of $3 million (2011: $5 million). For these exercised stock options, we issued new shares from the authorized share capital pool rather than from our treasury pool.

16.	RELATED PARTY TRANSACTIONS
The transactions listed below are classified as related party transactions as each counterparty had or has had either a direct or indirect shareholding in us or has been a board member during any period covered by the financial statements.
The collateral manager of four of our CLOs is Blackstone Debt Advisors L.P., who is entitled to management fees payable by the collateralized obligations in the ordinary course of business. We also have investments in two hedge funds and one credit fund managed by Blackstone Alternative Asset Management, LP, who is entitled to management fees in the ordinary course of business. On June 30, 2012, Blackstone Group ceased to be a related party. In the six months ended June 30, 2012, total management fees to the Blackstone Group were $1 million (full years 2011: $2 million; 2010: $2 million). Subsequent to June 30, 2012, Blackstone Group continues to provide the same services under the same terms.
In the ordinary course of business, we engage SKY Harbor Capital Management, LLC for asset management services for certain of our short duration high yield debt portfolios and StoneRiver RegEd for broker and adjuster licensing, appointment and compliance services. During 2012, total fees paid to these Stone Point Group companies were $2 million (2011: nil, 2010: nil).

17.	INCOME TAXES

Under current Bermuda law, we are not required to pay any taxes in Bermuda on income or capital gains. We have received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2035. Our Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2009 through 2012.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

17.	INCOME TAXES (CONTINUED)

provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2009 through 2012.
In Canada, our U.S. reinsurance company operates through a branch and our U.S. service company has an unlimited liability company subsidiary based in Canada. Prior to 2011, our U.S. service company operated in Canada via a Canadian branch. These Canadian operations are subject to the relevant taxes in that jurisdiction and generally remain subject to examination for tax years 2008 through 2012. Our Canadian reinsurance branch is currently under audit by the Canada Revenue Agency for income taxes for tax years 2009 and 2010.
We also have subsidiaries in Ireland, the United Kingdom (U.K.), Australia and Brazil. Our Ireland insurance subsidiary with branch operations in the U.K. and Australia was subject to a compliance review of the U.K. branch for 2009, by H.M. Revenue and Customs, which resulted in no significant adjustments. These subsidiaries and their branches, other than the U.K. branch, are not under examination, but generally remain subject to examination in all applicable jurisdictions for tax years 2008 through 2012.
The following table provides an analysis of our income tax expense and net tax assets:

Year ended December 31,	2012	2011	2010

Current income tax expense (benefit)
United States	$4,931	$5,064	$26,633
Europe	8,566	9,598	12,173
Other	(174)	188	120
Deferred income tax expense (benefit)
United States	(10,749)	1,379	121
Europe	713	(996)	(173)
Other	—	—	(194)
Total income tax expense	$3,287	$15,233	$38,680

Net current tax (liabilities) receivables	$1,164	$1,318	$(8,525)
Net deferred tax assets	52,794	60,836	72,606

Net tax assets	$53,958	$62,154	$64,081

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

17.	INCOME TAXES (CONTINUED)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

At December 31,	2012	2011

Deferred tax assets:
Discounting of loss reserves	$61,534	$65,271
Unearned premiums	32,355	31,640
Operating loss carryforwards	20,685	21,074
Accruals not currently deductible	23,266	14,187
Other investment adjustments and impairments	8,790	6,310
Tax credits	7,945	2,134
Depreciation	3,858	2,414
Capital loss carryforwards	—	4,245
Other deferred tax assets	7,915	2,809
Deferred tax assets before valuation allowance	166,348	150,084
Valuation allowance	(24,574)	(21,264)
Deferred tax assets net of valuation allowance	141,774	128,820

Deferred tax liabilities:
Deferred acquisition costs	(27,211)	(29,195)
Net unrealized gains on investments	(44,137)	(25,925)
Amortization of intangible assets and goodwill	(8,258)	(6,999)
Accrued market discounts	(4,681)	(4,156)
Equalization reserves	(1,957)	(1,497)
Other deferred tax liabilities	(2,736)	(212)
Deferred tax liabilities	(88,980)	(67,984)
Net deferred tax assets	$52,794	$60,836

At December 31, 2012, the total operating loss carryforwards for our Singapore and Australian branches were $117 million (2011: $112 million) and $51 million (2011: $54 million), respectively. Such operating losses are currently available to offset future taxable income of the branches and may be carried forward indefinitely in each jurisdiction. At December 31, 2012, our European subsidiaries have a $3 million (2011: nil) foreign tax credit which can be carried forward indefinitely. In addition, at December 31, 2012, our U.S. companies have a $5 million (2011: $2 million) alternative minimum tax credit that can be carried forward indefinitely.
Our remaining capital loss carryforwards, in the U.S., were utilized by realizing capital gains during 2012.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

17.	INCOME TAXES (CONTINUED)

The following table provides an analysis of the movement in our valuation allowance:

At December 31,	2012	2011

Income tax expense:
Valuation allowance - beginning of year	$30,623	$27,539
Operating loss carryforwards	635	12,287
Foreign tax credit	2,675	306
Capital loss carryforwards and impairments	—	(9,509)
Valuation allowance - end of year	33,933	30,623

Accumulated other comprehensive income:
Valuation allowance - beginning and end of year(1)	(9,359)	(9,359)

Total valuation allowance - end of year	$24,574	$21,264

(1)	Remaining disproportionate tax effect credit balance relating to elimination of valuation allowance

At December 31, 2012 and 2011, we established a full valuation allowance on: (1) operating loss carryforwards relating to branch operations in Australia and Singapore due to cumulative losses in recent years and (2) unutilized foreign tax credits available in Ireland. Although realization is not assured, management believes it is more likely than not that the tax benefit of the recorded net deferred tax assets will be realized.
Outside of the items for which we have established a valuation allowance as described above, our gross deferred tax assets relate substantially to our U.S. operations. In evaluating our ability to recover these tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including historical results, operating loss carryback potential and scheduled reversals of deferred tax liabilities. Our U.S. operations have produced significant taxable income in prior periods and have deferred tax liabilities that will reverse in future periods such that we believe sufficient ordinary taxable income is available to utilize all remaining ordinary deferred tax assets. In 2012, there were sufficient net unrealized gains to offset remaining impairments, therefore a valuation allowance on such impairments in the U.S., was not considered necessary. In 2011, we concluded that a valuation allowance on U.S. capital loss carryforwards and impairments was not needed as there were sufficient net unrealized capital gains that would, if necessary, be recognized to generate sufficient capital gains within the carryforward period.
There were no unrecognized tax benefits at December 31, 2012 and 2011.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

17.	INCOME TAXES (CONTINUED)

The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions as well as a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2012	2011	2010

Income before income taxes
Bermuda (domestic)	$485,613	$10,911	$713,100
Foreign	64,915	50,627	182,303
Total income before income taxes	$550,528	$61,538	$895,403

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
United States	0.4%	33.2%	5.1%
Europe	1.4%	10.7%	1.3%
Other	—%	3.3%	(0.2)%
Valuation allowance	0.6%	(15.5)%	(1.0)%
Net tax exempt income	(1.5)%	(11.2)%	(0.6)%
Other	(0.3)%	4.3%	(0.3)%
Actual tax rate	0.6%	24.8%	4.3%

18.	STATUTORY FINANCIAL INFORMATION

Our (re)insurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, the most significant of which include Bermuda, Ireland and the United States. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

The statutory capital and surplus in each of our most significant regulatory jurisdictions at December 31, 2012 and 2011 was as follows:

	Bermuda		Ireland		United States
At December 31,	2012	2011	2012	2011	2012	2011

Required statutory capital and surplus	$2,048,329	$2,004,439	$279,078	$262,879	$358,674	$325,998
Actual statutory capital and surplus	$4,091,437	$3,887,670	$904,237	$820,891	$1,295,679	$1,237,046

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda, our Bermuda subsidiary, AXIS Specialty Bermuda is restricted as to the payment of dividends and/or distributions for amounts greater than 25% of the prior year’s statutory capital and surplus whereby a signed affidavit by at least two members of the Board of Directors attesting that a dividend and/or distribution in excess of this amount would not cause the company to fail to meet its relevant margins is required. At December 31, 2012, the maximum dividend/distribution AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $1 billion.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

18.	STATUTORY FINANCIAL INFORMATION (CONTINUED)

Our Irish subsidiaries, AXIS Specialty Europe SE and AXIS Re SE, are required to maintain minimum levels of statutory and capital surplus. At December 31, our subsidiaries were in compliance with these requirements. Our Irish subsidiaries may declare dividends out of retained earnings subject to meeting their solvency and capital requirements. At December 31, 2012, the maximum dividend our Irish subsidiaries could pay out of retained earnings, subject to regulatory approval, was approximately $142 million.

Our U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a company falls below the control level, the commissioner is authorized to take whatever regulatory actions may be considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by our U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of our U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and may also be limited to statutory net income, net investment income or 10% of total statutory capital and surplus. At December 31, 2012, the maximum dividend that our U.S. insurance operations could pay without regulatory approval was approximately $130 million.

Our operating subsidiaries in Bermuda and the United States maintain branch offices in Singapore and Canada, respectively. Our Irish operating subsidiaries maintain branch offices in Switzerland, Australia and the United Kingdom. As branch offices are not considered separate entities for regulatory purposes, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the applicable branch offices. Our Singaporean, Australian and Canadian branch offices are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2012 and 2011, the actual capital/assets for each of these branches exceeded the relevant local regulatory requirements.

Total statutory net income of our operating subsidiaries was $697 million, $99 million, $921 million for 2012, 2011 and 2010, respectively. The difference between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

19.	UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

The following is an unaudited summary of our quarterly financial results:

Quarters ended	Mar 31	Jun 30	Sep 30	Dec 31

2012
Net premiums earned	$846,362	$850,603	$862,447	$856,049
Net investment income	116,023	74,449	103,638	86,847
Net realized investment gains	14,491	30,405	50,803	31,771
Underwriting income (loss)	62,689	119,739	154,999	(74,291)
Net income (loss) available to common shareholders	121,997	168,152	223,407	(18,551)
Earnings (loss) per common share - basic	$0.97	$1.36	$1.84	$(0.16)
Earnings (loss) per common share - diluted	$0.96	$1.35	$1.82	$(0.16)

2011
Net premiums earned	$788,201	$840,014	$839,992	$846,753
Net investment income	110,655	100,018	49,396	102,362
Net realized investment gains (losses)	30,144	37,477	57,557	(3,738)
Underwriting income (loss)	(461,305)	28,974	90,029	15,076
Net income (loss) available to common shareholders	(383,760)	101,068	212,058	80,064
Earnings (loss) per common share - basic	$(3.39)	$0.81	$1.68	$0.63
Earnings (loss) per common share - diluted	$(3.39)	$0.79	$1.66	$0.63

20.	SUBSEQUENT EVENT

Subsequent to December 31, 2012, we privately negotiated with Trident II, L.P. and affiliated entities to repurchase 3 million common shares at an average price of $38.70 per share, for a total cost of $116 million. At February 21, 2013 we have $634 million of remaining authorization under the common share repurchase program approved by our Board of Directors, which will expire on December 31, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon that assessment, the Company’s management believes that, as of December 31, 2012, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting as of December 31, 2012. This report appears below.
All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 22, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche Ltd.
Hamilton, Bermuda
February 22, 2013

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned “Proposal No. 1 – Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation”, “Compensation Discussion and Analysis”, “Director Compensation” , "Compensation Committee Report" and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Principal Shareholders” and “Equity Compensation Plan Information” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions”, and “Corporate Governance” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Principal Accounting Fees and Services” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

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

3.1
Certificate of Incorporation and Memorandum of Association of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-laws of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Amended and Restated Series A Warrant for the Purchase of Common Shares (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the period ended December 31, 2003).

4.3
Senior Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 15, 2004).

4.4
First Supplemental Indenture between AXIS Capital Holdings Limited and The Bank of New York, as trustee, dated as of November 15, 2004 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 15, 2004).

4.5
Senior Indenture among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of March 23, 2010 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed on April 27, 2010).

4.6
Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 4, 2005).

4.7
Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2005).

4.8
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

*10.2
Employment Agreement between John R. Charman and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.3
Amendment No. 1 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated October 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 24, 2007).

*10.4
Amendment No. 2 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2008).

*10.5
Amendment No. 3 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2008).

*10.6
Amendment No. 4 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 4, 2011).

*10.7
Amendment No. 5 to Employment Agreement between John R. Charman and AXIS Specialty Limited dated May 3, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.8
Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and John R. Charman dated May 8, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2008).

*10.9
Addendum to the Amended and Restated Supplemental Executive Retirement Agreement dated July 11, 2012 between AXIS Capital Holdings Limited, AXIS Specialty Limited, Codan Trust Company Limited and John R. Charman (incorporated by reference to Exhibit 10.1to the Company's Current Report on Form 8-K filed on July 16, 2012).

*10.10
Amended and Restated Service Agreement between Michael A. Butt and AXIS Specialty Limited dated as of December 15, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.11
Amendment No. 1 to Amended and Restated Service Agreement, effective as of May 12, 2006, between AXIS Specialty Limited and Michael A. Butt (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 18, 2006).

*10.12
Amendment No. 2 to Amended and Restated Service Agreement by and between AXIS Specialty Limited and Michael A. Butt dated September 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2008).

*10.13
Amendment No. 3 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2009).

*10.14
Amendment No. 4 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 4, 2011).

*10.15
Separation Agreement and Release between Michael A. Butt and AXIS Specialty Limited dated May 3, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.16
Consulting Agreement between Michael A. Butt and AXIS Specialty Limited dated May 3, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.17
Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated May 8, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2008).

*10.18
Addendum to the Amended and Restated Supplemental Executive Retirement Agreement dated July 13, 2012 between AXIS Capital Holdings Limited, AXIS Specialty Limited, Codan Trust Company Limited and Michael A. Butt (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 16, 2012).

*10.19
Employment Agreement by and among AXIS Capital Holdings Limited, AXIS Specialty U.S. Services, Inc. and Albert Benchimol dated May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.20
Restricted Stock Agreement for Albert Benchimol pursuant to the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.21
Employment Agreement between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated as of December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 4, 2011).

*10.22
Amendment No. 1 to Employment Agreement by and between Dennis B. Reding and AXIS Specialty U.S. Services, Inc., dated December 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2012).

*10.23
Employment Agreement by and between John Gressier and AXIS Specialty Limited dated as of December 31, 2010 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 4, 2011).

*10.24
Employment Agreement by and between John D. Nichols and AXIS Specialty U.S. Services, Inc. dated February 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 8, 2012).

*10.25
Employment Agreement by and between AXIS Specialty U.S. Services, Inc. and Joseph C. Henry dated May 16, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2012).

*10.26	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-103620) filed on May 17, 2003).

*10.27	2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).

*10.28	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2010).

*10.29	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 28, 2010).

†*10.30	Form of Cash/Stock Settled Employee Restricted Stock Unit Agreement.

*10.31	Form of Employee Restricted Stock Unit Agreement (Canada) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 8, 2012).

*10.32	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).

*10.33	2003 Directors Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2009).

†*10.34	2013 Directors Annual Compensation Program.

*10.35	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 26, 2008).

*10.36	2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 15, 2004).

*10.37
Form of Grant Letter for certain employees of AXIS Specialty Europe Limited under the 2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 23, 2006).

10.38
Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.39
Amendment to Master Reimbursement Agreement dated January 27, 2012 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company and AXIS Reinsurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2012).

10.40
Credit Agreement, dated as of August 24, 2010, by and among AXIS Capital Holdings Limited, certain subsidiaries of AXIS Capital Holdings Limited party thereto, Bank of America, N.A., as Administrative Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 25, 2010).

10.41
First Amendment to Credit Agreement, dated as of November 21, 2011, among AXIS Capital Holdings Limited, certain subsidiaries of AXIS Capital Holdings Limited party thereto, designated Lenders thereto, and Bank of America, N.A., as Administrative Agent, Fronting Bank and LC Administrator (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2011).

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

†101
The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibits 10.2 through 10.37 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2013.

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
POWER OF ATTORNEY
We, the undersigned directors and executive officers of AXIS Capital Holdings Limited, hereby appoint Joseph Henry and Richard T. Gieryn, Jr., and each of them singly, as our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2013.

Signature	Title

/s/ ALBERT BENCHIMOL	Chief Executive Officer, President and Director (Principal Executive Officer)
Albert Benchimol

/s/ JOSEPH HENRY	Chief Financial Officer (Principal Financial Officer)
Joseph Henry

/s/ JAMES O'SHAUGHNESSY	Controller (Principal Accounting Officer)
James O'Shaughnessy

/s/ GEOFFREY BELL	Director
Geoffrey Bell

/s/ JANE BOISSEAU	Director
Jane Boisseau

/s/ MICHAEL A. BUTT	Director
Michael A. Butt

/s/ CHARLES A. DAVIS	Director
Charles A. Davis

/s/ ROBERT L. FRIEDMAN	Director
Robert L. Friedman

Signature	Title

/s/ DONALD J. GREENE
Donald J. Greene	Director

/s/ CHRISTOPHER V. GREETHAM
Christopher V. Greetham	Director

/s/ MAURICE A. KEANE
Maurice A. Keane	Director

/s/ SIR ANDREW LARGE
Sir Andrew Large	Director

/s/ CHERYL-ANN LISTER
Cheryl-Ann Lister	Director

/s/ THOMAS C. RAMEY
Thomas C. Ramey	Director

/s/ HENRY B. SMITH
Henry B. Smith	Director

/s/ WILHELM ZELLER
Wilhelm Zeller	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2012, and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated February 22, 2013 (which report expresses an unqualified opinion) and the Company’s internal control over financial reporting as of December 31, 2012, and have issued our report thereon dated February 22, 2013; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche Ltd.
Hamilton, Bermuda
February 22, 2013

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS – PARENT COMPANY
DECEMBER 31, 2012 AND 2011

	2012	2011
	(in thousands)
Assets
Investments in subsidiaries on equity basis	$6,571,607	$6,201,506
Cash and cash equivalents	2,841	2,363
Other assets	2,706	3,567
Total assets	$6,577,154	$6,207,436

Liabilities
Intercompany payable	$243,252	$250,919
Senior notes	499,798	499,691
Dividends payable	37,370	5,250
Other liabilities	16,973	7,497
Total liabilities	797,393	763,357

Shareholders’ equity
Preferred shares - Series A, B and C	502,843	500,000
Common shares (2012: 171,867; 2011: 170,159 shares issued and 2012: 117,920; 2011: 125,588 shares outstanding)	2,146	2,125
Additional paid-in capital	2,179,034	2,105,386
Accumulated other comprehensive income	362,622	128,162
Retained earnings	4,497,789	4,155,392
Treasury shares, at cost (2012: 53,947; 2011: 44,571 shares)	(1,764,673)	(1,446,986)
Total shareholders’ equity	5,779,761	5,444,079
Total liabilities and shareholders’ equity	$6,577,154	$6,207,436

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

(2)
AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance, a 100% owned finance subsidiary, related to the issuance of $500 million aggregate principal amount of 5.875% senior unsecured notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(in thousands)
Revenues
Net investment income	$25	$1	$74
Total revenues	25	1	74

Expenses
General and administrative expenses	62,293	36,248	33,785
Interest expense and financing costs	29,201	29,201	29,201
Total expenses	91,494	65,449	62,986

Loss before equity in net earnings of subsidiaries	(91,469)	(65,448)	(62,912)
Equity in net earnings of subsidiaries	638,710	111,753	919,635
Net income	547,241	46,305	856,723
Preferred share dividends	38,228	36,875	36,875
Loss on repurchase of preferred shares	14,009	—	—
Net income available to common shareholders	$495,004	$9,430	$819,848

Comprehensive income (loss)	$781,701	$(2,354)	$947,911

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$547,241	$46,305	$856,723
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(638,710)	(111,753)	(919,635)
Change in intercompany payable	(7,667)	(44,503)	103,544
Dividends received from subsidiaries	525,000	255,000	697,500
Other items	56,425	21,298	87,277
Net cash provided by operating activities	482,289	166,347	825,409

Cash flows from investing activities:
Capital repaid from subsidiary	—	130,000	—
Net cash from investing activities	—	130,000	—

Cash flows from financing activities:
Net proceeds from the issuance of preferred shares	393,544	—	—
Repurchase of preferred shares	(404,073)	—	—
Repurchase of common shares	(317,687)	(65,885)	(709,583)
Dividends paid - common shares	(120,487)	(206,455)	(108,302)
Dividends paid - preferred shares	(38,228)	(36,875)	(36,875)
Proceeds from issuance of common shares	5,120	6,735	8,229
Net cash used in financing activities	(481,811)	(302,480)	(846,531)

Increase (decrease) in cash and cash equivalents	478	(6,133)	(21,122)
Cash and cash equivalents - beginning of period	2,363	8,496	29,618
Cash and cash equivalents - end of period	$2,841	$2,363	$8,496

Supplemental disclosures of cash flow information:
Interest paid	$28,750	$28,750	$28,750

SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2012
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$128,311	$4,492,553	$1,456,318	$1,558,058	$—	$953,564	$226,859	$314,834	$1,522,245
Reinsurance	260,937	4,566,178	998,374	1,857,405	—	1,142,464	400,794	116,487	1,815,211
Corporate	—	—	—	—	380,957	—	—	129,660	—
Total	$389,248	$9,058,731	$2,454,692	$3,415,463	$380,957	$2,096,028	$627,653	$560,981	$3,337,456

	At and year ended December 31, 2011
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$142,743	$4,081,741	$1,412,699	$1,429,687	$—	$919,319	$199,583	$278,147	$1,466,134
Reinsurance	264,784	4,343,304	1,041,763	1,885,274	—	1,755,733	387,886	103,915	1,953,300
Corporate	—	—	—	—	362,430	—	—	77,089	—
Total	$407,527	$8,425,045	$2,454,462	$3,314,961	$362,430	$2,675,052	$587,469	$459,151	$3,419,434

	At and year ended December 31, 2010
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$119,323	$3,512,002	$1,359,668	$1,206,493	$—	$569,869	$152,223	$276,435	$1,332,220
Reinsurance	239,977	3,520,373	974,008	1,740,917	—	1,107,263	336,489	98,001	1,815,320
Corporate	—	—	—	—	406,892	—	—	75,449	—
Total	$359,300	$7,032,375	$2,333,676	$2,947,410	$406,892	$1,677,132	$488,712	$449,885	$3,147,540

(1)	As we evaluate the underwriting results of each of our reportable segments separately from the results of our investment portfolio, we do not allocate net investment income to our reportable segments.

(2)
Amounts related to our reportable segments reflect underwriting-related general and administrative expenses, including those incurred directly by segment personnel and certain corporate overhead costs allocated based on estimated consumption, headcount and other variables deemed relevant. Other corporate overhead costs, which are are not incremental and/or directly attributable to our individual underwriting operations, are not allocated to our reportable segments and are presented separately as corporate expenses.

SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2012	$1,805,887	$802,187	$2,333,756	$3,337,456	69.9%
2011	1,696,600	676,719	2,399,553	3,419,434	70.2%
2010	1,619,880	602,996	2,130,656	3,147,540	67.7%