Form 10-Q
period 2013-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2013-04-26
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
As of April 18, 2013, there were 119,216,559 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

•
the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in our Annual Report on Form 10-K for the year ended December 31, 2012.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	2013	2012
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2013: $11,725,102; 2012: $11,605,672)	$11,973,364	$11,928,049
Equity securities, available for sale, at fair value (Cost 2013: $540,981; 2012: $608,306)	617,436	666,548
Other investments, at fair value	972,364	843,437
Short-term investments, at fair value and amortized cost	98,964	108,860
Total investments	13,662,128	13,546,894
Cash and cash equivalents	799,656	759,817
Restricted cash and cash equivalents	56,559	90,733
Accrued interest receivable	95,877	97,220
Insurance and reinsurance premium balances receivable	2,015,578	1,474,821
Reinsurance recoverable on unpaid and paid losses	1,895,547	1,863,819
Deferred acquisition costs	561,417	389,248
Prepaid reinsurance premiums	300,617	315,676
Receivable for investments sold	12,546	1,254
Goodwill and intangible assets	97,001	97,493
Other assets	214,016	215,369
Total assets	$19,710,942	$18,852,344

Liabilities
Reserve for losses and loss expenses	$9,097,703	$9,058,731
Unearned premiums	3,135,610	2,454,692
Insurance and reinsurance balances payable	208,018	270,739
Senior notes	995,394	995,245
Payable for investments purchased	169,646	64,553
Other liabilities	215,141	228,623
Total liabilities	13,821,512	13,072,583

Shareholders’ equity
Preferred shares - Series A, B and C	502,843	502,843
Common shares (2013: 173,595; 2012: 171,867 shares issued and 2013: 116,306; 2012: 117,920 shares outstanding)	2,168	2,146
Additional paid-in capital	2,199,092	2,179,034
Accumulated other comprehensive income	310,108	362,622
Retained earnings	4,769,764	4,497,789
Treasury shares, at cost (2013: 57,289; 2012: 53,947 shares)	(1,894,545)	(1,764,673)
Total shareholders’ equity	5,889,430	5,779,761
Total liabilities and shareholders’ equity	$19,710,942	$18,852,344

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three months ended
	2013	2012
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$874,039	$846,362
Net investment income	108,908	116,023
Other insurance related income	595	631
Net realized investment gains:
Other-than-temporary impairment (OTTI) losses	(898)	(3,909)
Non-credit portion of OTTI losses recognized in other comprehensive income	—	—
Net OTTI losses recognized in income	(898)	(3,909)
Other realized investment gains	45,376	18,400
Total net realized investment gains	44,478	14,491
Total revenues	1,028,020	977,507

Expenses
Net losses and loss expenses	438,414	510,690
Acquisition costs	145,491	168,397
General and administrative expenses	141,475	123,652
Foreign exchange losses (gains)	(34,882)	20,447
Interest expense and financing costs	15,834	15,636
Total expenses	706,332	838,822

Income before income taxes	321,688	138,685
Income tax expense	10,131	2,848
Net income	311,557	135,837
Preferred share dividends	8,741	9,219
Loss on repurchase of preferred shares	—	4,621
Net income available to common shareholders	$302,816	$121,997

Per share data
Net income per common share:
Basic net income	$2.59	$0.97
Diluted net income	$2.55	$0.96
Weighted average number of common shares outstanding - basic	117,022	125,782
Weighted average number of common shares outstanding - diluted	118,658	126,668
Cash dividends declared per common share	$0.25	$0.24

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three months ended
	2013	2012
	(in thousands)
Net income	$311,557	$135,837
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	(18,525)	164,413
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(33,848)	(15,194)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(52,373)	149,219
Non-credit portion of OTTI losses	—	—
Foreign currency translation adjustment	(141)	793
Total other comprehensive income (loss), net of tax	(52,514)	150,012
Comprehensive income	$259,043	$285,849

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012
	(in thousands)
Preferred shares - Series A, B and C
Balance at beginning period	$502,843	$500,000
Shares issued - Series C	—	400,000
Shares repurchased - Series A	—	(150,000)
Balance at end of period	502,843	750,000

Common shares (par value)
Balance at beginning of period	2,146	2,125
Shares issued	22	15
Balance at end of period	2,168	2,140

Additional paid-in capital
Balance at beginning of period	2,179,034	2,105,386
Shares issued - common shares	1,416	998
Issue costs on newly issued preferred shares	—	(6,032)
Reversal of issue costs on repurchase of preferred shares	—	4,621
Stock options exercised	5,919	235
Share-based compensation expense	12,723	12,000
Balance at end of period	2,199,092	2,117,208

Accumulated other comprehensive income
Balance at beginning of period	362,622	128,162
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	348,328	116,096
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(52,373)	149,219
Non-credit portion of OTTI losses	—	—
Balance at end of period	295,955	265,315
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	14,294	13,784
Foreign currency translation adjustments	(141)	793
Balance at end of period	14,153	14,577
Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	—	(1,718)
Net change in benefit plan assets and obligations recognized in equity	—	—
Balance at end of period	—	(1,718)
Balance at end of period	310,108	278,174

Retained earnings
Balance at beginning of period	4,497,789	4,155,392
Net income	311,557	135,837
Series A, B and C preferred share dividends	(8,741)	(9,219)
Loss on repurchase of preferred shares	—	(4,621)
Common share dividends	(30,841)	(31,035)
Balance at end of period	4,769,764	4,246,354

Treasury shares, at cost
Balance at beginning of period	(1,764,673)	(1,446,986)
Net shares repurchased for treasury	(129,872)	(47,711)
Balance at end of period	(1,894,545)	(1,494,697)

Total shareholders’ equity	$5,889,430	$5,899,179

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$311,557	$135,837
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(44,478)	(14,491)
Net realized and unrealized gains of other investments	(43,431)	(40,420)
Amortization of fixed maturities	38,677	29,749
Other amortization and depreciation	6,208	3,009
Share-based compensation expense	14,012	12,000
Changes in:
Accrued interest receivable	1,343	4,486
Reinsurance recoverable balances	(31,728)	3,732
Deferred acquisition costs	(172,169)	(140,140)
Prepaid reinsurance premiums	15,059	10,688
Reserve for loss and loss expenses	38,972	174,299
Unearned premiums	680,918	510,867
Insurance and reinsurance balances, net	(603,478)	(511,297)
Other items	9,129	(2,778)
Net cash provided by operating activities	220,591	175,541

Cash flows from investing activities:
Purchases of:
Fixed maturities	(2,595,964)	(4,114,912)
Equity securities	(70,838)	(108,848)
Other investments	(107,436)	(50,084)
Short-term investments	(57,405)	(79,398)
Proceeds from the sale of:
Fixed maturities	2,194,339	3,311,446
Equity securities	155,357	109,990
Other investments	21,941	20,271
Short-term investments	55,914	132,157
Proceeds from redemption of fixed maturities	357,915	339,436
Proceeds from redemption of short-term investments	10,955	46,970
Purchase of other assets	(7,605)	(5,491)
Change in restricted cash and cash equivalents	34,174	(50,943)
Net cash used in investing activities	(8,653)	(449,406)

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	—	393,968
Repurchase of common shares	(130,768)	(47,711)
Dividends paid - common shares	(33,189)	(32,398)
Dividends paid - preferred shares	(8,741)	(9,219)
Proceeds from issuance of common shares	8,253	1,248
Net cash provided by (used in) financing activities	(164,445)	305,888

Effect of exchange rate changes on foreign currency cash	(7,654)	7,967
Increase in cash and cash equivalents	39,839	39,990
Cash and cash equivalents - beginning of period	759,817	981,849
Cash and cash equivalents - end of period	$799,656	$1,021,839

Non-cash financing activities:
Repurchase of Series A preferred shares included in other liabilities	$—	$150,000

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at March 31, 2013 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended March 31, 2013 and 2012 have not been audited. The balance sheet at December 31, 2012 is derived from our audited financial statements.

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

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. Tabular dollar and share amounts are in thousands, except per share amounts.

Significant Accounting Policies

There were no notable changes in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2012, with the exception of the addition to our accounting policy for share-based compensation noted below due to the issuance of cash-settled awards.

Share-Based Compensation

The fair value of service-based awards is measured at the grant date, with the associated expense recognized on a straight-line basis over the requisite service period. For cash-settled awards, the associated liability is included in other liabilities on the Consolidated Balance Sheet. The fair value of this liability is remeasured at each balance sheet date, with the effect recognized as an increase or decrease to share-based compensation expense for the period.

Adoption of New Accounting Standards

Balance Sheet Offsetting

Effective January 1, 2013, we adopted Financial Accounting Standards Board ("FASB") guidance requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. The disclosure requirements of this guidance are limited to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing/lending transactions. As this guidance is disclosure-related only and did not amend existing balance sheet offsetting guidance, adoption did not impact our results of operations, financial condition or liquidity. The additional disclosures are provided in Note 5 - Derivative Instruments.

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")
Effective January 1, 2013, we adopted FASB guidance requiring additional disclosures about reclassification adjustments from AOCI. As this guidance is disclosure-related only and did not amend existing guidance on the reporting of net income available to common shareholders or other comprehensive income, adoption did not impact our results of operations, financial condition or liquidity. The additional disclosures are provided in Note 12 - Other Comprehensive Income.

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

The following table summarizes the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2013			2012
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$596,715	$1,149,768	$1,746,483	$524,678	$1,000,490	$1,525,168
Net premiums written	432,681	1,137,759	1,570,440	378,614	988,572	1,367,186
Net premiums earned	401,880	472,159	874,039	390,254	456,108	846,362
Other insurance related income	595	—	595	631	—	631
Net losses and loss expenses	(217,336)	(221,078)	(438,414)	(241,724)	(268,966)	(510,690)
Acquisition costs	(57,261)	(88,230)	(145,491)	(61,155)	(107,242)	(168,397)
General and administrative expenses	(86,889)	(33,041)	(119,930)	(77,444)	(27,773)	(105,217)
Underwriting income	$40,989	$129,810	$170,799	$10,562	$52,127	$62,689

Corporate expenses			(21,545)			(18,435)
Net investment income			108,908			116,023
Net realized investment gains			44,478			14,491
Foreign exchange (losses) gains			34,882			(20,447)
Interest expense and financing costs			(15,834)			(15,636)
Income before income taxes			$321,688			$138,685

Net loss and loss expense ratio	54.1%	46.8%	50.2%	61.9%	59.0%	60.3%
Acquisition cost ratio	14.2%	18.7%	16.6%	15.7%	23.5%	19.9%
General and administrative expense ratio	21.6%	7.0%	16.2%	19.9%	6.1%	14.6%
Combined ratio	89.9%	72.5%	83.0%	97.5%	88.6%	94.8%

Goodwill and intangible assets	$97,001	$—	$97,001	$99,439	$—	$99,439

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At March 31, 2013
Fixed maturities
U.S. government and agency	$1,381,134	$11,650	$(402)	$1,392,382	$—
Non-U.S. government	1,100,305	20,459	(12,188)	1,108,576	—
Corporate debt	3,624,261	116,695	(15,429)	3,725,527	—
Agency RMBS(1)	2,498,899	51,876	(4,822)	2,545,953	—
CMBS(2)	801,012	20,263	(362)	820,913	—
Non-Agency RMBS	88,517	3,144	(455)	91,206	(966)
ABS(3)	917,155	6,978	(6,037)	918,096	—
Municipals(4)	1,313,819	57,894	(1,002)	1,370,711	—
Total fixed maturities	$11,725,102	$288,959	$(40,697)	$11,973,364	$(966)

Equity securities
Common stocks	$329,077	$67,464	$(5,424)	$391,117
Exchange-traded funds	105,439	13,244	(68)	118,615
Non-U.S. bond mutual funds	106,465	1,239	—	107,704
Total equity securities	$540,981	$81,947	$(5,492)	$617,436

At December 31, 2012
Fixed maturities
U.S. government and agency	$1,413,520	$9,484	$(119)	$1,422,885	$—
Non-U.S. government	1,076,501	30,276	(2,201)	1,104,576	—
Corporate debt	3,746,616	135,658	(5,892)	3,876,382	—
Agency RMBS	2,594,180	67,398	(1,670)	2,659,908	—
CMBS	814,211	25,999	(126)	840,084	—
Non-Agency RMBS	93,266	2,503	(570)	95,199	(884)
ABS	639,614	10,774	(7,182)	643,206	—
Municipals	1,227,764	58,770	(725)	1,285,809	—
Total fixed maturities	$11,605,672	$340,862	$(18,485)	$11,928,049	$(884)

Equity securities
Common stocks	$398,975	$51,821	$(7,398)	$443,398
Exchange-traded funds	109,434	9,727	—	119,161
Non-U.S. bond mutual funds	99,897	4,092	—	103,989
Total equity securities	$608,306	$65,640	$(7,398)	$666,548

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

(3)
Asset-backed securities (ABS) include debt tranched securities collateralized primarily by auto loans, student loans, credit cards, and other asset types. This asset class also includes collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs).

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

	Amortized Cost	Fair Value	% of Total Fair Value

At March 31, 2013
Maturity
Due in one year or less	$736,464	$739,673	6.1%
Due after one year through five years	4,561,968	4,647,317	38.8%
Due after five years through ten years	2,039,723	2,123,925	17.7%
Due after ten years	81,364	86,281	0.7%
	7,419,519	7,597,196	63.3%
Agency RMBS	2,498,899	2,545,953	21.3%
CMBS	801,012	820,913	6.9%
Non-Agency RMBS	88,517	91,206	0.8%
ABS	917,155	918,096	7.7%
Total	$11,725,102	$11,973,364	100.0%

At December 31, 2012
Maturity
Due in one year or less	$651,111	$657,045	5.5%
Due after one year through five years	4,880,039	4,989,151	41.8%
Due after five years through ten years	1,847,295	1,951,569	16.4%
Due after ten years	85,956	91,887	0.8%
	7,464,401	7,689,652	64.5%
Agency RMBS	2,594,180	2,659,908	22.3%
CMBS	814,211	840,084	7.0%
Non-Agency RMBS	93,266	95,199	0.8%
ABS	639,614	643,206	5.4%
Total	$11,605,672	$11,928,049	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At March 31, 2013
Fixed maturities
U.S. government and agency	$—	$—	$168,962	$(402)	$168,962	$(402)
Non-U.S. government	17,303	(943)	511,643	(11,245)	528,946	(12,188)
Corporate debt	45,789	(3,064)	642,596	(12,365)	688,385	(15,429)
Agency RMBS	11,489	(155)	694,607	(4,667)	706,096	(4,822)
CMBS	71	(1)	147,416	(361)	147,487	(362)
Non-Agency RMBS	8,145	(395)	2,938	(60)	11,083	(455)
ABS	74,235	(4,906)	221,324	(1,131)	295,559	(6,037)
Municipals	4,853	(207)	129,680	(795)	134,533	(1,002)
Total fixed maturities	$161,885	$(9,671)	$2,519,166	$(31,026)	$2,681,051	$(40,697)

Equity securities
Common stocks	$10,361	$(1,192)	$45,741	$(4,232)	$56,102	$(5,424)
Exchange-traded funds	—	—	5,210	(68)	5,210	(68)
Non-U.S. bond mutual funds	—	—	—	—	—	—
Total equity securities	$10,361	$(1,192)	$50,951	$(4,300)	$61,312	$(5,492)

At December 31, 2012
Fixed maturities
U.S. government and agency	$—	$—	$119,730	$(119)	$119,730	$(119)
Non-U.S. government	44,568	(1,453)	153,134	(748)	197,702	(2,201)
Corporate debt	95,511	(2,947)	451,651	(2,945)	547,162	(5,892)
Agency RMBS	9,557	(148)	521,400	(1,522)	530,957	(1,670)
CMBS	1,749	(16)	69,615	(110)	71,364	(126)
Non-Agency RMBS	11,026	(537)	115	(33)	11,141	(570)
ABS	99,514	(7,034)	39,296	(148)	138,810	(7,182)
Municipals	6,386	(270)	77,766	(455)	84,152	(725)
Total fixed maturities	$268,311	$(12,405)	$1,432,707	$(6,080)	$1,701,018	$(18,485)

Equity securities
Common stocks	$11,554	$(1,793)	$95,697	$(5,605)	$107,251	$(7,398)
Exchange-traded funds	—	—	—	—	—	—
Non-U.S. bond mutual funds	—	—	—	—	—	—
Total equity securities	$11,554	$(1,793)	$95,697	$(5,605)	$107,251	$(7,398)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Fixed Maturities

At March 31, 2013, 755 fixed maturities (2012: 478) were in an unrealized loss position of $41 million (2012: $18 million) of which $2 million (2012: $3 million) of this balance was related to securities below investment grade or not rated.

At March 31, 2013, 119 (2012: 146) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $162 million (2012: $268 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily depressed at March 31, 2013, and are expected to recover in value as the securities approach maturity. Further, at March 31, 2013, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At March 31, 2013, 76 securities (2012: 106) were in an unrealized loss position of $5 million (2012: $7 million).

At March 31, 2013, 19 (2012: 17) securities have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $10 million (2012: $12 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that all remaining equities in an unrealized loss position were temporarily impaired at March 31, 2013.

b) Other Investments

The following table provides a breakdown of our investments in hedge and credit funds and CLO equity tranched securities (CLO Equities), together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At March 31, 2013
Long/short equity funds	$396,096	41%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	263,101	27%	Quarterly, Semi-annually	60-95 days
Event-driven funds	192,484	20%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	56,428	6%	Quarterly	65 days
CLO - Equities	64,255	6%	n/a	n/a
Total other investments	$972,364	100%

At December 31, 2012
Long/short equity funds	$302,680	36%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	244,075	29%	Quarterly, Semi-annually	60-95 days
Event-driven funds	171,479	20%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	62,768	8%	Quarterly	65 days
CLO - Equities	62,435	7%	n/a	n/a
Total other investments	$843,437	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

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

Two common redemption restrictions which may impact our ability to redeem our hedge and credit funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2013 and 2012, neither of these restrictions impacted our redemption requests. At March 31, 2013, $50 million (2012: $38 million) of our long/short equity funds, representing 5% (2012: 4%) of our total other investments, relate to holdings where we are still within the lockup period. The expiries of these lockup periods range from April, 2014 to April, 2016. No other category contains investments currently subject to lockup.

At March 31, 2013, $18 million (2012: $29 million) of our hedge and credit fund investments were invested in funds that are not accepting redemption requests. Of this amount, 93% relates to a leveraged bank loan fund in a period of planned principal distributions which has a target completion date in late 2013 and, based on current market conditions and payments made to date, management expects this target date to be met. The remainder primarily relates to funds that entered liquidation or had their assets side pocketed as a result of the global financial crisis which began in late 2008. For these funds, management is currently unable to estimate when those funds will be distributed.

At March 31, 2013, we have $78 million (2012: $40 million) of unfunded commitments relating to our investments in hedge and credit funds.

c) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2013	2012

Fixed maturities	$69,683	$79,637
Other investments	43,431	40,420
Equity securities	1,414	1,110
Cash and cash equivalents	1,267	1,608
Short-term investments	532	154
Gross investment income	116,327	122,929
Investment expenses	(7,419)	(6,906)
Net investment income	$108,908	$116,023

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 d) Net Realized Investment Gains

The following table provides an analysis of net realized investment gains:

	Three months ended March 31,
	2013	2012

Gross realized gains	$58,781	$68,246
Gross realized losses	(20,569)	(45,911)
Net OTTI recognized in earnings	(898)	(3,909)
Net realized gains on fixed maturities and equity securities	37,314	18,426
Change in fair value of investment derivatives(1)	7,164	(5,882)
Fair value hedges(1)	—	1,947
Net realized investment gains	$44,478	$14,491

(1) Refer to Note 5 – Derivative Instruments

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended March 31,
	2013	2012

Fixed maturities:
Corporate debt	$415	$105
Non-Agency RMBS	—	1,208
ABS	129	180
	544	1,493
Equities
Common stocks	354	2,416
	354	2,416
Total OTTI recognized in earnings	$898	$3,909

The following table provides a roll forward of the credit losses ("credit loss table"), before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended March 31,
	2013	2012

Balance at beginning of period	$1,809	$2,061
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	—	—
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(97)	(14)
Balance at end of period	$1,712	$2,047

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 e) Reverse Repurchase Agreements

At March 31, 2013, we held $14 million (2012: $39 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income.

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

At March 31, 2013, the CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (internal discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At March 31, 2013
Assets
Fixed maturities
U.S. government and agency	$1,165,721	$226,661	$—	$1,392,382
Non-U.S. government	—	1,108,576	—	1,108,576
Corporate debt	—	3,725,527	—	3,725,527
Agency RMBS	—	2,545,953	—	2,545,953
CMBS	—	808,313	12,600	820,913
Non-Agency RMBS	—	89,906	1,300	91,206
ABS	—	651,347	266,749	918,096
Municipals	—	1,370,711	—	1,370,711
	1,165,721	10,526,994	280,649	11,973,364
Equity securities
Common stocks	391,117	—	—	391,117
Exchange-traded funds	118,615	—	—	118,615
Non-U.S. bond mutual funds	—	107,704	—	107,704
	509,732	107,704	—	617,436
Other investments
Hedge funds	—	453,933	377,568	831,501
Credit funds	—	37,024	39,584	76,608
CLO-Equities	—	—	64,255	64,255
	—	490,957	481,407	972,364
Short-term investments	—	98,964	—	98,964
Other assets (see Note 5)	—	8,690	—	8,690
Total	$1,675,453	$11,233,309	$762,056	$13,670,818
Liabilities
Other liabilities (see Note 5)	$—	$1,731	$—	$1,731

At December 31, 2012
Assets
Fixed maturities
U.S. government and agency	$1,094,220	$328,665	$—	$1,422,885
Non-U.S. government	—	1,104,576	—	1,104,576
Corporate debt	—	3,874,832	1,550	3,876,382
Agency RMBS	—	2,659,908	—	2,659,908
CMBS	—	835,788	4,296	840,084
Non-Agency RMBS	—	94,089	1,110	95,199
ABS	—	579,231	63,975	643,206
Municipals	—	1,285,809	—	1,285,809
	1,094,220	10,762,898	70,931	11,928,049
Equity securities
Common stocks	443,398	—	—	443,398
Exchange-traded funds	119,161	—	—	119,161
Non-U.S. bond mutual funds	—	103,989	—	103,989
	562,559	103,989	—	666,548
Other investments
Hedge funds	—	385,241	311,184	696,425
Credit funds	—	35,765	48,812	84,577
CLO-Equities	—	—	62,435	62,435
	—	421,006	422,431	843,437
Short-term investments	—	108,860	—	108,860
Other assets (see Note 5)	—	5,838	—	5,838
Total	$1,656,779	$11,402,591	$493,362	$13,552,732
Liabilities
Other liabilities (see Note 5)	$—	$3,737	$—	$3,737

During 2013 and 2012, we had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 Fair Value Measurements

Except for hedge funds and credit funds priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at March 31, 2013 for our investments classified as Level 3 in the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

ABS - CLO Debt	$52,832	Discounted cash flow	Credit spreads	3.7% - 4.8%	4.1%
			Illiquidity discount (1)	5.0%	5%

Other investments - CLO - Equities	$64,255	Discounted cash flow	Default rates	4.0% - 5.0%	4.4%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	2.6% - 4.2%	3.3%
			Estimated maturity dates	1.5 - 5.5 years	4.3 years

(1) Judgmentally determined based on limited trades of similar securities observed in the secondary markets.

Our CLO Debt represent primarily holdings of investment-grade debt tranches within collateralized loan obligations with underlying collateral of loans originated primarily by U.S. corporations. The CLO Debt in the table represent securities where broker-dealer quotes are unavailable so we estimate fair value through the use of a discounted cash flow model (income approach). This model estimates fair values by discounting the estimated cash flows based on current credit spreads for similar securities, derived from observable offer prices. As these securities are thinly traded in the secondary market, we apply an illiquidity discount to these discounted cash flows in developing our estimate of fair value. Significant increases (decreases) in either of the significant unobservable inputs (credit spread, illiquidity discount) in isolation would result in lower (higher) fair value estimates for our CLO Debt. The interrelationship between these inputs is insignificant. These inputs are updated on a quarterly basis and the reasonableness of the resulting prices is assessed through a comparison to observable offer prices for similar securities.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Three months ended March 31, 2013
Fixed maturities
Corporate debt	$1,550	$—	$—	$1,550	$—	$—	$(3,100)	$—	$—	$—
Non-Agency RMBS	1,110	—	—	—	213	—	—	(23)	1,300	—
CMBS	4,296	8,382	—	—	(78)	—	—	—	12,600	—
ABS	63,975	—	—	(112)	288	212,889	(10,190)	(101)	266,749	—
	70,931	8,382	—	1,438	423	212,889	(13,290)	(124)	280,649	—
Other investments
Hedge funds	311,184	—	—	17,234	—	50,000	—	(850)	377,568	17,234
Credit funds	48,812	—	—	1,294	—	2,436	—	(12,958)	39,584	1,294
CLO-Equities	62,435	—	—	9,953	—	—	—	(8,133)	64,255	9,953
	422,431	—	—	28,481	—	52,436	—	(21,941)	481,407	28,481
Total assets	$493,362	$8,382	$—	$29,919	$423	$265,325	$(13,290)	$(22,065)	$762,056	$28,481

(1)
Gains and losses included in earnings on fixed maturities are included in net realized investment gains (losses). Gains and (losses) included in earnings on other investments are included in net investment income.

(2)	Gains and losses included in other comprehensive income (“OCI”) on fixed maturities are included in unrealized gains (losses) arising during the period.

(3)	Change in unrealized investment gain/(loss) relating to assets held at the reporting date.

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Three months ended March 31, 2012
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	49,328	—	—	—	1,263	—	—	(176)	50,415	—
	50,878	—	—	—	1,263	—	—	(176)	51,965	—
Other investments
Hedge funds	296,101	—	—	18,502	—	—	—	—	314,603	18,502
Credit funds	50,143	—	—	3,030	—	—	—	(2,990)	50,183	3,030
CLO-Equities	66,560	—	—	3,389	—	—	—	(9,041)	60,908	3,389
	412,804	—	—	24,921	—	—	—	(12,031)	425,694	24,921
Total assets	$463,682	$—	$—	$24,921	$1,263	$—	$—	$(12,207)	$477,659	$24,921

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

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during the three months ended March 31, 2013 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers. There were no transfers into Level 3 from Level 2 during the quarter ended March 31, 2012.

Transfers out of Level 3 into Level 2

There were no transfers to Level 2 from Level 3 made during the three months ended March 31, 2013 and 2012.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at March 31, 2013, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At March 31, 2013, our senior notes are recorded at amortized cost with a carrying value of $995 million (2012: $995 million) and have a fair value of $1,106 million (2012: $1,091 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

5.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

	March 31, 2013			December 31, 2012
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	$395,586	$46	$1,731	$287,819	$1,067	$2,733
Relating to underwriting portfolio:
Foreign exchange forward contracts	730,082	8,644	—	476,191	4,771	1,004
Total derivatives		$8,690	$1,731		$5,838	$3,737

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting Assets and Liabilities

Our derivative instruments are generally traded under International Swaps and Derivatives Association master netting agreements, which establish terms that apply to all transactions. In the event of a bankruptcy or other stipulated event, master netting agreements provide that individual positions be replaced with a new amount, usually referred to as the termination amount, determined by taking into account market prices and converting into a single currency. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. The table below presents a reconciliation of our gross derivative assets and liabilities to the net amounts presented in our balance sheets, with the difference being attributable to the impact of master netting agreements.

	March 31, 2013			December 31, 2012
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$11,138	$(2,448)	$8,690	$6,476	$(639)	$5,838
Derivative liabilities	4,179	(2,448)	1,731	4,376	(639)	3,737

(1)	Net asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

Refer to Note 3 - Investments for information on reverse repurchase agreements.

Fair Value Hedges

During the third quarter of 2012, we sold all available for sale fixed maturities in the portfolios that qualified for hedge accounting and settled all of the associated foreign exchange forward contracts. The hedges were designated and qualified as fair value hedges, resulting in the net impact of the hedges recognized in net realized investment gains (losses).

The following table provides the total impact on earnings relating to foreign exchange forward contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

	Three months ended March 31,
	2013	2012

Foreign exchange forward contracts	$—	$(10,568)
Hedged investment portfolio	—	12,515
Hedge ineffectiveness recognized in earnings	$—	$1,947

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

The increase in the notional amount of investment-related derivatives since December 31, 2012 was consistent with an increase in the carrying value of Sterling-denominated fixed maturities being hedged.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

b) Relating to Underwriting Portfolio

Our (re)insurance subsidiaries and branches operate in various foreign countries. Consequently, some of our business is written in currencies other than the U.S. dollar and, therefore, our underwriting portfolio is exposed to significant foreign currency risk. We manage foreign currency risk by seeking to match our foreign-denominated net liabilities under (re)insurance contracts with cash and investments that are denominated in such currencies. We may also use derivative instruments, specifically forward contracts and currency options, to economically hedge foreign currency exposures.

The increase in the notional amount of underwriting related derivatives since December 31, 2012, was primarily due to the increase in euro-denominated forward contracts necessary to economically hedge our increased euro currency exposure.

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended March 31,
		2013	2012

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$7,164	$(5,882)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	2,488	13,454
Total		$9,652	$7,572

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Three months ended March 31,	2013	2012

Gross reserve for losses and loss expenses, beginning of period	$9,058,731	$8,425,045
Less reinsurance recoverable on unpaid losses, beginning of period	(1,825,617)	(1,736,823)
Net reserve for unpaid losses and loss expenses, beginning of period	7,233,114	6,688,222

Net incurred losses and loss expenses related to:
Current year	492,913	555,922
Prior years	(54,499)	(45,232)
	438,414	510,690
Net paid losses and loss expenses related to:
Current year	(10,846)	(23,215)
Prior years	(358,964)	(381,762)
	(369,810)	(404,977)

Foreign exchange and other	(85,276)	66,039

Net reserve for unpaid losses and loss expenses, end of period	7,216,442	6,859,974
Reinsurance recoverable on unpaid losses, end of period	1,881,261	1,739,370
Gross reserve for losses and loss expenses, end of period	$9,097,703	$8,599,344

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended March 31,
	2013	2012

Insurance	$5,598	$14,897
Reinsurance	48,901	30,335
Total	$54,499	$45,232

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Professional lines reinsurance business also contributed meaningfully in both periods, with liability reinsurance business contributed significantly in the first quarter of 2013.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $30 million and $19 million of the total net favorable prior year reserve development in the first quarter of 2013 and 2012, respectively. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our professional lines reinsurance business contributed further net favorable prior year reserve development of $8 million and $19 million in the first quarter of 2013 and 2012, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2009 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development. Given the significance of the global financial crisis, we expect that loss development patterns for the 2007 through 2009 accident years may ultimately differ

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

from other years; as a result, we are exercising a greater degree of caution in recognizing potential favorable loss emergence for those years.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. As a result, we recognized $16 million of net favorable prior year reserve development, primarily emanating from the 2004 through 2007 accident years.
The frequency and severity of natural catastrophe and significant weather activity in the 2010 through 2012 calendar years was high and our March 31, 2013 net reserve for losses and loss expenses continues to include estimated amounts for numerous events that occurred during this period. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami, the three New Zealand earthquakes and the Thai floods, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

7.	SHARE-BASED COMPENSATION

For the three months ended March 31, 2013, we incurred share-based compensation costs of $14 million (2012: $12 million) and recorded associated tax benefits of $2 million (2012: $2 million). The fair value of shares vested during the three months ended March 31, 2013 was $59 million (2012: $39 million). At March 31, 2013 there were $139 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 3.0 years.

Awards to settle in shares
The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the three months ended March 31, 2013:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	250	$34.42	4,429	$32.48
Granted	—	—	919	38.97
Vested	—	—	(1,522)	31.86
Forfeited	—	—	(48)	33.42
Nonvested restricted stock - end of period	250	$34.42	3,778	$34.38

Cash-settled awards
During 2013 we also granted 748,250 restricted stock units that will settle in cash rather than shares when the awards ultimately vest. At March 31, 2013, the corresponding liability for cash-settled units was $1 million (2012: nil).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.     EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended March 31,
	2013	2012

Basic earnings per common share
Net income	$311,557	$135,837
Less: preferred shares dividends	8,741	9,219
Less: loss on repurchase of preferred shares	—	4,621
Net income available to common shareholders	302,816	121,997
Weighted average common shares outstanding - basic	117,022	125,782
Basic earnings per common share	$2.59	$0.97

Diluted earnings per common share
Net income available to common shareholders	$302,816	$121,997

Weighted average common shares outstanding - basic	117,022	125,782
Stock compensation plans	1,636	886
Weighted average common shares outstanding - diluted	118,658	126,668

Diluted earnings per common share	$2.55	$0.96

Anti-dilutive shares excluded from the dilutive computation	912	1,902

9.	SHAREHOLDERS' EQUITY

a)	Common shares

The following table presents our common shares issued and outstanding:

	Three months ended March 31,
	2013	2012

Shares issued, balance at beginning of period	171,867	170,159
Shares issued	1,728	1,249
Total shares issued at end of period	173,595	171,408

Treasury shares, balance at beginning of period	(53,947)	(44,571)
Shares repurchased	(3,369)	(1,472)
Shares sourced from treasury	27	—
Total treasury shares at end of period	(57,289)	(46,043)

Total shares outstanding	116,306	125,365

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

Treasury Shares

The following table presents our share repurchases:

	Three months ended March 31,
	2013	2012

In the open market:
Total shares	—	1,197
Total cost	$—	$38,756
Average price per share(1)	$—	$32.38

From employees:
Total shares	369	275
Total cost	$14,668	$8,955
Average price per share(1)	$39.74	$32.52

From founding shareholder:(2)
Total shares	3,000	—
Total cost	$116,100	$—
Average price per share(1)	$38.70	$—

Total shares repurchased:
Total shares	3,369	1,472
Total cost	$130,768	$47,711
Average price per share(1)	$38.81	$32.41

(1)	Calculated using whole figures.
(2) During the first quarter of 2013, we privately negotiated repurchase of 3,000,000 common shares held by Trident II, L.P. and affiliated entities.

b)	Series A, B and C Preferred Shares

During March 2012 and concurrent with the issuance of our Series C preferred shares, we issued an irrevocable notice of redemption for 6,000,000 of our Series A preferred shares, representing an aggregate liquidation preference of $150 million. In connection with this notice, we recognized a $5 million loss on redemption (calculated as the difference between the redemption price and the carrying value), which was recognized as a reduction in determining our net income available to common shareholders. We also extended a cash tender offer for any and all of our outstanding Series B preferred shares, which ultimately closed in April 2012.

10.	DEBT AND FINANCING ARRANGEMENTS

On March 26, 2013, in advance of the scheduled August expiration, we terminated and replaced our previously existing credit facility. AXIS Capital and certain subsidiaries are now party to a $250 million credit facility (the "Credit Facility"), which was issued by a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the "Facility Documents") and will expire in March 2017. At the request of the Company and subject to the satisfaction of certain conditions, the aggregate commitment available under Credit Facility may be increased by up to $150 million. Under the terms of the Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate commitment available. Interest on loans issued under the Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. Letters of credit issued under Credit Facility would principally be used to support the (re)insurance obligations of our operating subsidiaries. Each of AXIS Capital, AXIS Specialty Finance LLC and AXIS Specialty

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

Holdings Bermuda Limited guarantee the obligations of the other parties to the Credit Facility. The Credit Facility is subject to certain non-financial covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Facility Documents. The Credit Facility also requires compliance with certain financial covenants, including a maximum debt to capital ratio and a minimum consolidated net worth requirement. In addition, each of AXIS Capital’s material (re)insurance subsidiaries party to the Credit Facility must maintain a minimum A.M. Best Company, Inc. financial strength rating. In the event of default, including a breach of these covenants, the lenders may exercise certain remedies including the termination of the Credit Facility, the declaration of all principal and interest amounts related to Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.

We also remain party to a $750 million letter of credit facility (the "LOC Facility"). At March 31, 2013, letters of credit outstanding under the Credit Facility and the LOC facility totaled nil and $407 million, respectively. There was no debt outstanding under the Credit Facility.
We were in compliance with all LOC Facility and Credit Facility covenants at March 31, 2013.

11.	COMMITMENTS AND CONTINGENCIES

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly, at March 31, 2013, we have an outstanding reinsurance purchase commitment of $41 million. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

Refer to Note 3 - Investments for information on commitments related to our investment portfolio.

12.	OTHER COMPREHENSIVE INCOME (LOSS)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended March 31, 2013
Available for sale investments:
Unrealized losses arising during the period	(18,602)	77	(18,525)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(37,254)	3,406	(33,848)
Unrealized losses arising during the period, net of reclassification adjustment	(55,856)	3,483	(52,373)
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(141)	—	(141)
Total other comprehensive loss	(55,997)	3,483	(52,514)

Three months ended March 31, 2012
Available for sale investments:
Unrealized gains arising during the period	175,742	(11,329)	164,413
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(18,417)	3,223	(15,194)
Unrealized gains arising during the period, net of reclassification adjustment	157,325	(8,106)	149,219
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	793	—	793
Total other comprehensive income	158,118	(8,106)	150,012

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended March 31, 2013	Three months ended March 31, 2012

Unrealized gains and (losses) on available for sale securities
	Other realized investment gains	38,152	22,326
	OTTI losses	(898)	(3,909)
	Total before tax	37,254	18,417
	Tax expense	(3,406)	(3,223)
	Net of tax	33,848	15,194

(1)	Amounts in parentheses are debits to net income available to common shareholders

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2013 FINANCIAL HIGHLIGHTS

First Quarter 2013 Consolidated Results of Operations

•	Net income available to common shareholders of $303 million, or $2.59 per share basic and $2.55 diluted

•	Operating income of $227 million, or $1.92 per diluted share(1)

•	Gross premiums written of $1.7 billion

•	Net premiums written of $1.6 billion

•	Net premiums earned of $874 million

•	Net favorable prior year reserve development of $54 million

•	Underwriting income of $171 million and combined ratio of 83.0%

•	Net investment income of $109 million

•	Net realized investment gains of $44 million

First Quarter 2013 Consolidated Financial Condition

•	Total cash and investments of $14.5 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $19.7 billion

•	Reserve for losses and loss expenses of $9.1 billion and reinsurance recoverable of $1.9 billion

•	Total debt of $995 million and a debt to total capital ratio of 14.5%

•
Repurchased 3.4 million common shares for total cost of $131 million; this included 3 million shares from Trident II, L.P. and affiliated entities, who disposed of their remaining interest in AXIS Capital during the quarter. At April 25, 2013, remaining authorization under the repurchase program approved by our Board of Directors was $634 million.

•	Common shareholders’ equity of $5.4 billion; diluted book value per common share of $44.67

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

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this strategy in the first three months of 2013 included:

•	expansion of our agriculture reinsurance business;

•	the continued expansion of our accident & health line, which launched in 2010 and is focused on specialty accident and health products; and

•	the focus on lines of business with attractive rates.

Results of Operations

	Three months ended March 31,
	2013	% Change	2012

Underwriting income:
Insurance	$40,989	288%	$10,562
Reinsurance	129,810	149%	52,127
Net investment income	108,908	(6%)	116,023
Net realized investment gains	44,478	207%	14,491
Other expenses, net	(12,628)	(78%)	(57,366)
Net income	311,557	129%	135,837
Preferred share dividends	(8,741)	(5%)	(9,219)
Loss on repurchase of preferred shares	—	(100%)	(4,621)
Net income available to common shareholders	$302,816	148%	$121,997

Operating income	$227,492	68%	$135,734

nm - not meaningful

Underwriting Results

We recognized total underwriting income of $171 million for the first quarter of 2013, compared to $63 million for the first quarter of 2012. Underwriting income improved in each of our segments, with the primary driver being the absence, to date, of natural catastrophe and significant weather events in 2013. A number of other factors also contributed, including growth in net premiums earned, a lower acquisition cost ratio and a $9 million increase in net favorable prior year reserve development. Partially offsetting this was an increase in general and administrative expenses, consistent with the continued expansion of our global underwriting platform over the past year.

The improvement in our insurance segment's first quarter underwriting income was largely driven by the absence of natural catastrophe and significant weather activity. Growth in net premiums earned and a reduction in the segment's acquisition cost ratio, driven by business mix changes, also contributed. Partially offsetting these favorable variances were a $9 million reduction in net favorable prior year reserve development and an increase in general and administrative expenses.

The absence of natural catastrophe and significant weather activity was also the most significant driver of improvement in our reinsurance segment's underwriting income. An $18 million increase in net favorable prior year reserve development and a reduction in the segment's acquisition cost ratio, driven by accruals for loss-sensitive features in underlying reinsurance contracts, also contributed.

Net Investment Income

The $7 million decrease in first quarter net investment income was largely attributable to a $10 million reduction in income from our fixed maturity portfolio, driven by lower reinvestment yields but partially offset by higher investment balances. Our alternative investment portfolio ("other investments") made significant contributions in both periods, generating $43 million and $40 million of income in the first quarters of 2013 and 2012, respectively.

Net Realized Investment Gains

During each quarter, we realized investment-related gains on sales [related to minor fixed income reallocations]. In addition, during the first quarter of 2013, we realized gains on the sale of equities, with proceeds used to fund additions to our other investments. Other-than-temporary impairment ("OTTI") charges were $3 million lower in the first quarter of 2013.

Other (Expenses) Revenues, Net

Depreciation in the Sterling and euro against the U.S. dollar drove foreign exchange gains of $35 million in the first quarter of 2013, related to the remeasurement of our foreign-denominated net insurance-related liabilities. During the first quarter of 2012, appreciation of those currencies drove the recognition of $20 million of foreign exchange losses. Excluding these foreign exchange-related amounts, other expenses increased by $11 million, with the primary driver being an increase in income tax expense associated with the improvement in underwriting income described above.

Loss on Repurchase of Preferred Shares

The loss on repurchase of preferred shares recognized in the first quarter of 2012 resulted from certain preferred equity transactions and related to the recognition of issue costs as an expense upon redemption. As these issue costs were recognized in shareholders' equity in the period of issuance, there was no impact on book value. Refer to Item 1, Note 9 to the Consolidated Financial Statements for further details.

Outlook

Pricing has improved consistently over the last one to two years in a number of our business lines, particularly in insurance lines, with variances present by geography, product and layer.  Improvement in the insurance marketplace, particularly in the U.S., is also benefiting reinsurance lines.  Broadly, global reinsurance market conditions remain stable.

We expect a continuation of this improvement in 2013 to compensate for the persistency of a low interest rate environment, especially in mid and longer-tail lines.  For property and casualty business that has experienced rate increases for more than one year, rate increases have begun to positively impact our accident year underwriting results.  For lines of business, such as professional lines and marine, which began to see rate increases during 2012, we expect a favorable impact on our accident year underwriting results to be recognized as we progress through the year.  For other lines of business that have shown acceptable levels of profitability in recent years, we expect to maintain acceptable levels of profitability although competitive pressures could result in some pressure on accident year underwriting results.   In addition to opportunities which we are constantly evaluating for growth throughout our product lines, we expect to recognize additional new business from our new agriculture reinsurance initiative during the second quarter.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at March 31,
	2013	2012

ROACE (annualized)(1)	22.7%	9.7%
Operating ROACE (annualized)(2)	17.1%	10.8%
DBV per common share(3)	$44.67	$39.53
Cash dividends declared per common share	$0.25	$0.24
Value creation(4)	$1.95	$1.69

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

(3)
Diluted book value (“DBV”) represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method. Cash settled awards are excluded from the denominator.

(4)	Value creation represents the change in diluted book value per common share and dividends declared during the period.
Return on Equity
The improvement in operating ROACE was primarily attributable to the aforementioned increase in underwriting income. ROACE is also impacted by net realized investment gains, foreign exchange losses (gains) and the loss on repurchase of preferred shares. In the aggregate, these amounts contributed favorably to our first quarter 2013 results and adversely to our first quarter 2012 results, with the previously described variance in foreign exchange losses (gains) being the primary driver of the difference. As a result, ROACE exceeded operating ROACE in the first quarter of 2013, while trailing it in the comparative quarter.
Diluted Book Value per Common Share
Our DBV per common share increased 13% from that of a year ago, primarily reflective of the generation of $676 million in net income available to common shareholders over the past 12 months. An overall improvement in valuations for our available-for-sale securities and the execution of common share repurchases at a discount to book value over the past year also contributed.
Value creation
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. Growth in diluted book value was 4% in each of the first quarters of 2013 and 2012; dividends declared provided additional value for our shareholders.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

	Three months ended March 31,
	2013	% Change	2012

Revenues:
Gross premiums written	$1,746,483	15%	$1,525,168
Net premiums written	1,570,440	15%	1,367,186
Net premiums earned	874,039	3%	846,362
Other insurance related income	595		631

Expenses:
Current year net losses and loss expenses	(492,913)		(555,922)
Prior year reserve development	54,499		45,232
Acquisition costs	(145,491)		(168,397)
Underwriting-related general and administrative
expenses(1)	(119,930)		(105,217)

Underwriting income(2)	$170,799	172%	$62,689

General and administrative expenses(1)	$141,475		$123,652
Income before income taxes(2)	$321,688		$138,685

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $21,545 and $18,435, respectively, for the three months ended March 31, 2013 and 2012; refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

(2)
Group (or consolidated) underwriting income is a non-GAAP financial measure as defined in SEC Regulation G. Refer to Item 1, Note 2 to the Consolidated Financial Statements for a reconciliation of consolidated underwriting income to the nearest GAAP financial measure (income before income taxes) for the periods indicated above. Also, refer to 'Non-GAAP Financial Measures' for additional information related to the presentation of consolidated underwriting income.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended March 31,
	2013	Change	2012

Insurance	$596,715	14%	$524,678
Reinsurance	1,149,768	15%	1,000,490
Total	$1,746,483	15%	$1,525,168

% ceded
Insurance	27%	(1) pts	28%
Reinsurance	1%	0 pts	1%
Total	10%	0 pts	10%

	Net Premiums Written
	Three months ended March 31,
	2013	% Change	2012

Insurance	$432,681	14%	$378,614
Reinsurance	1,137,759	15%	988,572
Total	$1,570,440	15%	$1,367,186

Gross premiums written for the first quarter increased by $221 million, with growth emanating from both our reinsurance and insurance segments.

Our reinsurance segment recognized a $149 million increase, driven by targeted expansion of our agriculture business, which contributed $73 million of the total. The majority of the remaining growth emanated from Europe, where we increased our participation in the U.K. motor market (primarily on a quota share basis) and expanded our catastrophe portfolio; foreign exchange rate movements also contributed significantly to an increase in motor gross premiums written. In the U.S., a number of cedants restructured programs and increased retentions; this, as well as changes in renewal timing, drove a reduction in first quarter professional lines gross premiums written. However, we did recognize an increase in property business, driven by select new business opportunities in the U.S.

In our insurance segment, our accident & health line was the primary driver of the increase, contributing $29 million, or 41%, of the overall growth. Our property, professional lines and liability lines of business also contributed. Rate increases, new business opportunities and, to a lesser extent, renewal timing drove the increase for property. Continued expansion in Europe, Canada and Australia drove the growth in professional lines. Liability growth was driven by select new business opportunities and, to a lesser extent, rate increases in the U.S. wholesale excess casualty market.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended March 31,
	2013		2012		% Change

Insurance	$401,880	46%	$390,254	46%	3%
Reinsurance	472,159	54%	456,108	54%	4%
Total	$874,039	100%	$846,362	100%	3%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Growth in net premiums earned for our insurance segment was primarily driven by recent growth in gross premiums written in our accident & health line. The expansion of our agriculture business in 2013 was the primary driver of the increase for our reinsurance segment.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended March 31,
	2013	% Point Change	2012

Current accident year loss ratio	56.4%	(9.3)	65.7%
Prior year reserve development	(6.2%)	(0.8)	(5.4%)
Acquisition cost ratio	16.6%	(3.3)	19.9%
General and administrative expense ratio(1)	16.2%	1.6	14.6%
Combined ratio	83.0%	(11.8)	94.8%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to underwriting segments of 2.5% and 2.2%, respectively, for the three months ended March 31, 2013 and 2012. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio

The reduction in the current accident year loss ratio primarily reflected the absence, to date, of natural catastrophe and significant weather events in 2013.

Prior Year Reserve Development

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended March 31,
	2013	2012

Insurance	$5,598	$14,897
Reinsurance	48,901	30,335
Total	$54,499	$45,232

Overview

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Professional lines reinsurance business also contributed meaningfully in both periods, with liability reinsurance business contributed significantly in the first quarter of 2013.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $30 million and $19 million of the total net favorable prior year reserve development in the first quarter of 2013 and 2012, respectively.

Our professional lines reinsurance business contributed further net favorable prior year reserve development of $8 million and $19 million in the first quarter of 2013 and 2012, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2009 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development. Given the significance of the global financial crisis, we expect that loss development patterns for the 2007 through 2009 accident years may ultimately differ from other years; as a result, we are exercising a greater degree of caution in recognizing potential favorable loss emergence for those years.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. As a result, we recognized $16 million of net favorable prior year reserve development, primarily emanating from the 2004 through 2007 accident years.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.
Estimates for Natural Catastrophe and Significant Weather Events
The frequency and severity of natural catastrophe and significant weather activity in the 2010 through 2012 calendar years was high and our March 31, 2013 net reserve for losses and loss expenses continues to include estimated amounts for numerous events that occurred during this period. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami, the three New Zealand earthquakes and the Thai floods, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
Our estimated net losses for such catastrophe events are derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. These assessments take into account the latest information available from clients, brokers and loss adjusters. In addition, we consider industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate. Our estimates remain subject to change, as additional loss data becomes available.
The $54 million of net favorable prior year development recognized during the first quarter of 2013 includes an aggregate $30 million of adverse development for the natural catastrophe and significant weather events of the 2010 through 2012 calendar years. This includes a number of increases and decreases by event, based on updated data and analyses, the most material of which was a $28 million increase for the February Christchurch, New Zealand earthquake ("New Zealand II").

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended March 31,
	2013	2012

Property and other	$5,355	$4,647
Marine	13,129	5,530
Aviation	3,150	1,322
Credit and political risk	(9)	(38)
Professional lines	(1,656)	4,338
Liability	(14,371)	(902)
Total	$5,598	$14,897

In the first quarter of 2013, the principal components of our net favorable prior year reserve development were:

•	$5 million of net favorable prior year reserve development on property and other business, largely related to the 2010 and 2011 accident years and driven by better than expected loss emergence.

•	$13 million of net favorable prior year reserve development on marine business, largely related to the 2010 through 2012 accident years and driven by better than expected loss emergence.

•
$2 million of net adverse prior year reserve development on professional lines business, driven by unfavorable developments on certain 2005 and 2008 accident year cases.  The impact of this development was partially muted by better than expected loss emergence on other classes of professional lines business.

•
$14 million of net adverse prior year reserve development on liability business, related to developments on two particular circumstances during the quarter and pertaining to the 2007 and 2011 accident years.

We do not believe that the adverse development for either the professional lines or liability classes was evidence of a trend.

Included in the $6 million of net favorable prior year reserve development was an aggregate increase of $6 million for the natural catastrophe and significant weather events of the 2010 through 2012 calendar years. See 'Estimates for Significant Natural Catastrophe Events' above.

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

Reinsurance Segment:

	Three months ended March 31,
	2013	2012

Property and other	$8,824	$7,661
Credit and bond	9,594	3,888
Professional lines	7,927	19,348
Motor	6,513	(665)
Liability	16,043	103
Total	$48,901	$30,335

In the first quarter of 2013, we recognized $49 million of net favorable prior year reserve development, the principal components of which were:

•
$9 million of net favorable prior year reserve development on property and other business, primarily driven by better than expected loss emergence on the 2010 and 2012 accident years, outside of business impacted by the events noted below.

•
$10 million of net favorable prior year reserve development on trade credit and bond reinsurance business, primarily related to the 2011 and 2012 accident years and driven by better than expected loss emergence.

•	$8 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2006 through 2008 accident years, for reasons discussed in the overview.

•	$16 million of net favorable prior year reserve development on liability reinsurance business for the reasons discussed in the overview.

Included in the $49 million of net favorable prior year reserve development was an aggregate increase of $24 million for the natural catastrophe and significant weather events of the 2010 through 2012 calendar years. See 'Estimates for Significant Natural Catastrophe Events' above.

In the first quarter of 2012, we recognized $30 million of net favorable prior year reserve development, the principal components of which were:

•
$8 million of net favorable prior year reserve development on property and other business, primarily related to $9 million of net favorable prior year reserve development on agriculture reserves. Of this amount, $5 million related to the 2011 accident year and was largely due to updated information for one particular claim. The remainder related to the 2010 accident year and was due to better than expected loss emergence.

•	$19 million of net favorable prior year reserve development on professional lines reinsurance business, primarily on the 2006 and 2007 accident years, for reasons discussed in the overview.

Acquisition Cost Ratio: The acquisition cost ratio decreased in both segments. While the reduction in reinsurance was driven by a accruals for loss-sensitive features in underlying contracts, business mix changes drove the decrease in insurance.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended March 31,
	2013	% Change	2012

Revenues:
Gross premiums written	$596,715	14%	$524,678
Net premiums written	432,681	14%	378,614
Net premiums earned	401,880	3%	390,254
Other insurance related income	595		631

Expenses:
Current year net losses and loss expenses	(222,934)		(256,621)
Prior year reserve development	5,598		14,897
Acquisition costs	(57,261)		(61,155)
General and administrative expenses	(86,889)		(77,444)

Underwriting income	$40,989	288%	$10,562

Ratios:		% Point Change
Current year loss ratio	55.5%	(10.3)	65.8%
Prior year reserve development	(1.4%)	2.5	(3.9%)
Acquisition cost ratio	14.2%	(1.5)	15.7%
General and administrative ratio	21.6%	1.7	19.9%
Combined ratio	89.9%	(7.6)	97.5%

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended March 31,
	2013		2012		% Change

Property	$151,376	25%	$137,251	26%	10%
Marine	79,893	13%	85,448	16%	(7%)
Terrorism	8,213	1%	6,748	1%	22%
Aviation	3,376	1%	3,674	1%	(8%)
Credit and political risk	10,003	2%	3,601	1%	178%
Professional lines	159,809	27%	145,602	28%	10%
Liability	57,811	10%	45,411	9%	27%
Accident & health	126,234	21%	96,943	18%	30%
Total	$596,715	100%	$524,678	100%	14%

Our accident & health line contributed $29 million of the $72 million increase, increase driven by expansion of U.S. and international reinsurance business assumed. Also contributing to the overall increase were our property, professional lines and liability lines of business. Rate increases, new business opportunities and, to a lesser extent, renewal timing drove the increase for property. Continued expansion in Europe, Canada and Australia drove the growth in professional lines. Liability growth was attributable to select new business opportunities and, to a lesser extent, rate increases in the U.S. wholesale excess casualty market. In addition, after observing an improvement in market conditions, we re-entered the U.S. primary casualty market this quarter; writings during the quarter were minimal.

Premiums Ceded: Premiums ceded in the current quarter were $164 million, or 27% of gross premiums written, compared with $146 million, or 28% in the comparable period in 2012. Business mix changes, including growth in our accident & health business for which we did not purchase significant reinsurance, more than offset the impact of higher cession rates on our professional lines quota share reinsurance program on renewal during the second quarter of 2012.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2013		2012		% Change

Property	$108,105	27%	$101,111	26%	7%
Marine	43,519	11%	44,132	11%	(1%)
Terrorism	10,281	3%	9,273	2%	11%
Aviation	13,309	3%	15,478	4%	(14%)
Credit and political risk	17,969	4%	22,788	6%	(21%)
Professional lines	138,137	34%	142,015	37%	(3%)
Liability	22,191	6%	20,721	5%	7%
Accident & health	48,369	12%	34,736	9%	39%
Total	$401,880	100%	$390,254	100%	3%

Growth in our accident & health line, commensurate with gross premiums written growth in recent periods following the launch of this product offering in 2010, was the primary driver of the increase in net premiums earned.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2013	% Point Change	2012

Current accident year	55.5%	(10.3)	65.8%
Prior year reserve development	(1.4%)	2.5	(3.9%)
Loss ratio	54.1%	(7.8)	61.9%

Current Accident Year Loss Ratio

The reduction in the insurance segment's current accident year loss ratio primarily reflected the absence, to date, of natural catastrophe and significant weather events in 2013.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The aforementioned increase in professional lines cessions and a recent reduction in the volume of business sourced through managing general agents were the primary drivers of the reduction in the segment's acquisition cost ratio.

General and Administrative Expense Ratio: The increase in total general and administrative expenses was primarily attributable to additional staffing costs associated with the continued build-out of the segment's global platform over the past year. Growth in net premiums earned partially muted the impact from a general and administrative expense ratio perspective.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended March 31,
	2013	% Change	2012

Revenues:
Gross premiums written	$1,149,768	15%	$1,000,490
Net premiums written	1,137,759	15%	988,572
Net premiums earned	472,159	4%	456,108

Expenses:
Current year net losses and loss expenses	(269,979)		(299,301)
Prior year reserve development	48,901		30,335
Acquisition costs	(88,230)		(107,242)
General and administrative expenses	(33,041)		(27,773)

Underwriting income	$129,810	149%	$52,127
Ratios:		% Point Change
Current year loss ratio	57.2%	(8.4)	65.6%
Prior year reserve development	(10.4%)	(3.8)	(6.6%)
Acquisition cost ratio	18.7%	(4.8)	23.5%
General and administrative ratio	7.0%	0.9	6.1%
Combined ratio	72.5%	(16.1)	88.6%

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended March 31,
	2013		2012		% Change	Excluding FX Impact

Catastrophe	$167,803	14%	$146,423	15%	15%	14%
Property	221,876	19%	182,446	18%	22%	21%
Professional lines	90,555	8%	113,342	11%	(20%)	(20%)
Credit and bond	208,308	18%	203,948	20%	2%	—%
Motor	224,991	20%	198,210	20%	14%	10%
Liability	99,587	9%	94,627	10%	5%	5%
Agriculture	80,017	7%	6,602	1%	nm	nm
Engineering	40,912	4%	43,036	4%	(5%)	(6%)
Other	15,719	1%	11,856	1%	33%	31%
Total	$1,149,768	100%	$1,000,490	100%	15%	14%

nm – not meaningful

The majority of our European reinsurance business renews at January 1st. As a result, the impact of foreign exchange rate movements on our gross premiums written is greatest for the first quarter of each year. Our gross premiums written for the first quarter of 2013 were favorably impacted by a weaker U.S. dollar at January 1st, primarily against the Sterling and the euro, as outlined in the table above.

Our agriculture line of business represents a targeted expansion opportunity and contributed more than half of the growth in first quarter gross premiums written, after adjusting for foreign exchange; the increase was primarily driven by quota share business in the United States, with excess of loss business in Asia also contributing. The majority of the remaining growth emanated from Europe, where we increased our participation in the U.K. motor market (primarily on a quota share basis) and expanded our catastrophe portfolio. In the U.S., a number of cedants restructured programs and increased retentions. This, as well as changes in renewal timing, drove the reduction in first quarter professional lines gross premiums written. Growth in our property line of business primarily related to select new business opportunities in the U.S.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2013		2012		% Change

Catastrophe	$94,093	20%	$91,300	20%	3%
Property	84,847	18%	85,394	19%	(1%)
Professional lines	70,479	15%	71,670	15%	(2%)
Credit and bond	66,660	14%	68,960	15%	(3%)
Motor	56,597	12%	59,553	13%	(5%)
Liability	58,410	12%	53,796	12%	9%
Agriculture	22,393	5%	3,525	1%	nm
Engineering	14,446	3%	17,386	4%	(17%)
Other	4,234	1%	4,524	1%	(6%)
Total	$472,159	100%	$456,108	100%	4%

nm – not meaningful

Expansion of our agriculture business in 2013, described above, was the primary driver of the increase in net premiums earned.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2013	% Point Change	2012

Current accident year	57.2%	(8.4)	65.6%
Prior year reserve development	(10.4%)	(3.8)	(6.6%)
Loss ratio	46.8%	(12.2)	59.0%

Current Accident Year Loss Ratio

The reduction in the reinsurance segment's current accident year loss ratio primarily reflected the absence, to date, of natural catastrophe and significant weather events in 2013.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: Accruals related to loss-sensitive features in reinsurance reduced the segment's acquisition cost ratio in the current quarter; conversely, such accruals increased the acquisition cost ratio in the first quarter of 2012.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended March 31,
	2013	% Change	2012

Corporate expenses	$21,545	17%	$18,435
Foreign exchange losses (gains)	(34,882)	nm	20,447
Interest expense and financing costs	15,834	1%	15,636
Income tax expense	10,131	256%	2,848
Total	$12,628	(78%)	$57,366

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.5% and 2.2% for the three months ended March 31, 2013 and 2012, respectively.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. Movements in the rates of exchange for the Sterling and euro against the U.S. dollar were the primary drivers of the amounts in each period. Depreciation in these currencies against the U.S. dollar resulted in foreign exchange gains on the remeasurement of our net insurance-related liabilities in the first quarter of 2013, whereas appreciation had the opposite effect in 2012.

Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 3.1% and 2.1% for the first quarter of 2013 and 2012, respectively. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended March 31,
	2013	% Change	2012

Fixed maturities	$69,683	(12%)	$79,637
Equities	1,414	27%	1,110
Other investments	43,431	7%	40,420
Cash and cash equivalents	1,267	(21%)	1,608
Short-term investments	532	245%	154
Gross investment income	116,327	(5%)	122,929
Investment expense	(7,419)	7%	(6,906)
Net investment income	$108,908	(6%)	$116,023

Pre-tax yield:(1)
Fixed maturities	2.4%		2.9%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Despite larger average investment balances during the period, net investment income and pre-tax yields declined because of lower reinvestment yields in both the U.S. and European markets.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended March 31,
	2013	2012

Hedge funds	$21,900	$24,266
Funds of hedge funds	9,026	7,771
Credit funds	2,552	4,993
CLO - equity tranched securities	9,953	3,390
Total net investment income from other investments	$43,431	$40,420

Pre-tax return on other investments	4.8%	5.6%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Total net investment income from other investments was comparable with the previous year quarter with both periods benefiting from the strong performance of the global equity markets which translated into higher valuations for our hedge funds and funds of hedge funds.

CLO Equities continued to generate significant income in the current quarter. Actual default rates experienced by our holdings were lower than anticipated, resulting in higher cash distributions from CLO Equities than previously expected.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended March 31,
	2013	2012

On sale of investments:
Fixed maturities and short-term investments	$15,357	$20,040
Equity securities	22,855	2,295
	38,212	22,335
OTTI charges recognized in earnings	(898)	(3,909)
Change in fair value of investment derivatives	7,164	(5,882)
Fair value hedges	—	1,947
Net realized investment gains	$44,478	$14,491

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. The primary sources of the net realized gains on fixed maturities during the current quarter were investment-grade corporate debt, ABS and CMBS compared to the primary sources of investment-grade corporate debt, agency MBS and non-U.S. government securities in the same period of 2012.

Improvements in global equity markets during the end of 2012 and into the current quarter enabled us to realize net gains on sales of our equity securities (both common stock and previously impaired ETF's) during the quarter. Proceeds from these sales were used to fund incremental investments in hedge funds.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange contracts. During 2013, our economic hedges related primarily to Sterling, euro, Canadian dollar and Australian dollar denominated securities. The unrealized gains for the quarter were primarily driven by our exposure to Sterling and the euro which declined 6% and 3%, respectively, against the U.S. dollar during the quarter. These hedges did not qualify for fair value hedge accounting and accordingly, the corresponding unrealized gains on the economically hedged securities are recorded as part of accumulated other comprehensive income in shareholders’ equity.

Fair value hedges

During 2012, we sold all available for sale fixed maturities in the portfolios that qualified for hedge accounting and settled all of the associated foreign exchange forward contracts.

Foreign denominated assets and liabilities will continue to be substantially matched, in order to minimize any foreign exchange impact.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended March 31,
	2013	2012

Net investment income	$108,908	$116,023
Net realized investments gains	44,478	14,491
Change in net unrealized gains/losses, net of currency hedges	(55,855)	157,324
Total	$97,531	$287,838

Average cash and investments(1)	$14,492,197	$13,921,715

Total return on average cash and investments, pre-tax(2)	0.7%	2.1%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)	Excluding the impact of foreign exchange fluctuation of unhedged portfolios that match foreign-denominated net insurance liabilities, the total return would be 1.0% (2012: 1.8%).

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	March 31, 2013		December 31, 2012
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$11,725,102	$11,973,364	$11,605,672	$11,928,049
Equities	540,981	617,436	608,306	666,548
Other investments	822,933	972,364	730,101	843,437
Short-term investments	98,964	98,964	108,860	108,860
Total investments	$13,187,980	$13,662,128	$13,052,939	$13,546,894

Cash and cash equivalents(1)	$856,215	$856,215	$850,550	$850,550

(1)	Includes restricted cash and cash equivalents of $57 million and $91 million for 2013 and 2012, respectively.

The cost of our fixed maturities increased by $119 million from December 31, 2012, primarily due to investing a portion of our operating cash flows generated during the quarter. The $45 million increase in the fair value of our fixed maturities was also driven by the investment of operating cash flows but was partly offset by pricing deterioration caused by foreign exchange rates which negatively impacted the fair value of our corporate debt and non-U.S. government holdings.

The cost of our other investments increased during the quarter as funds were reallocated from equities and invested in hedge funds. This also drove the increase in the fair value of our other investments but was further aided by the $43 million of improved valuations during the quarter. The decrease in the fair value of our equities caused by this reallocation to hedge funds was partly offset by the strong performance of the global equity markets during the quarter.

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,392,382	12%	$1,422,885	13%
Non-U.S. government	1,108,576	9%	1,104,576	9%
Corporate debt	3,725,527	31%	3,876,382	32%
Agency RMBS	2,545,953	21%	2,659,908	22%
CMBS	820,913	7%	840,084	7%
Non-Agency RMBS	91,206	1%	95,199	1%
ABS	918,096	8%	643,206	5%
Municipals(1)	1,370,711	11%	1,285,809	11%
Total	$11,973,364	100%	$11,928,049	100%

Credit ratings:
U.S. government and agency	$1,392,382	12%	$1,422,885	13%
AAA(2)	4,650,725	38%	4,791,455	39%
AA	1,433,056	12%	1,175,205	10%
A	2,185,283	18%	2,215,326	19%
BBB	1,379,029	12%	1,473,388	12%
Below BBB(3)	932,889	8%	849,790	7%
Total	$11,973,364	100%	$11,928,049	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS.

(3)	Non-investment grade securities.

During the quarter, we increased our allocation to CLO Debt securities which form part of the ABS category. These purchases were funded by sales across all fixed maturity asset classes, but mainly other ABS. This allocation is anticipated to improve overall portfolio yield and reduce the impact of potential future increases in interest rates while not compromising the high credit quality of our fixed maturities portfolio. These securities were purchased primarily as new issues and all had ratings of AA- or better. In addition, our allocation to municipals was increased due to attractive valuations.

At March 31, 2013, our fixed maturities had a weighted average credit rating of AA- (2012: AA-) and an average duration of 3.1 years (2012: 3.0 years). When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $12.9 billion), the average credit rating would be unchanged and the average duration would be 2.9 years (2012: 2.8 years).

During the quarter, net unrealized gains decreased to $248 million from $322 million at December 31, 2012. The asset classes experiencing the largest declines were non-U.S. government and corporate debt, which were negatively impacted mostly by the weakening of the Sterling and euro against the U.S. dollar.

Equities

During the quarter, net unrealized gains improved from $58 million at December 31, 2012 to $76 million at March 31, 2013. The improvement is a result of the strong performance of the global equity markets during the first quarter of 2013.

Other Investments

The composition of our other investment portfolio is summarized as follows:

	March 31, 2013		December 31, 2012

Hedge funds
Long/short equity funds	$396,096	41%	$302,680	36%
Multi-strategy funds	263,101	27%	244,075	29%
Event-driven funds	172,304	18%	149,670	17%
Total hedge funds	831,501	86%	696,425	82%

Credit funds
Leveraged bank loan funds	56,428	6%	62,768	8%
Event-driven funds	20,180	2%	21,809	3%
Total credit funds	76,608	8%	84,577	11%

Total hedge and credit funds	908,109	94%	781,002	93%

CLO - Equities	64,255	6%	62,435	7%
Total other investments	$972,364	100%	$843,437	100%

The increase in the fair value of our hedge fund holdings during 2013 reflects net subscriptions of $79 million into long/short equity funds, $15 million into event-driven funds, $10 million into multi-strategy funds and $31 million of price appreciation as our hedge funds benefited from the strong performance of the global equity markets during the first quarter of 2013.

Our total credit fund balance declined due to $13 million of cash distributions and redemptions, partly offset by $2 million of subscriptions and $3 million of price appreciation.

The increase in the fair value of our CLO - Equities since December 31, 2012, was due $10 million of improved valuations, offset partly by the receipt of $8 million of cash distributions.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a general discussion of our liquidity and capital resources. During the first three months of 2013, we replaced our existing credit facility, which was set to expire in August, and continued the execution of common share repurchases under the program authorized by our Board of Directors.

The following table summarizes our consolidated capital for the periods indicated:

	March 31, 2013	December 31, 2012

Long-term debt	$995,394	$995,245

Preferred shares	502,843	502,843
Common equity	5,386,587	5,276,918
Shareholders’ equity	5,889,430	5,779,761
Total capital	$6,884,824	$6,775,006

Ratio of debt to total capital	14.5%	14.7%

Ratio of debt and preferred equity to total capital	21.8%	22.1%

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

Credit Facility

On March 26, 2013, in advance of the scheduled August expiration, we terminated and replaced our previously existing credit facility. AXIS Capital and certain subsidiaries are now party to a $250 million credit facility (the "Credit Facility"), which was issued by a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the "Facility Documents") and will expire in March 2017. At the request of the Company and subject to the satisfaction of certain conditions, the aggregate commitment available under Credit Facility may be increased by up to $150 million. Under the terms of the Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate commitment available. Interest on loans issued under the Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. Letters of credit issued under Credit Facility would principally be used to support the (re)insurance obligations of our operating subsidiaries. Each of AXIS Capital, AXIS Specialty Finance LLC and AXIS Specialty Holdings Bermuda Limited guarantee the obligations of the other parties to the Credit Facility. The Credit Facility is subject to certain non-financial covenants that we believe are customary for facilities of this type, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Facility Documents. Compliance with certain financial covenants that we believe are customary for (re)insurance companies in credit facilities of this type is also required. These covenants include:

(i)
Maintenance of a minimum consolidated net worth, with the minimum being equal to the sum of $3.802 billion plus 25% of consolidated net income (if positive) for each semi-annual fiscal period ending on or after June 30, 2013 plus 25% of the net cash proceeds received by AXIS Capital from the issuance of its capital stock during each such semi-annual fiscal period. For the purposes of this covenant, consolidated net worth excludes unrealized appreciation (depreciation) on our available for sale investments.

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

At March 31, 2013, each of our material (re)insurance subsidiaries party to the agreement had an A.M. Best financial strength rating of A. While covenants (i) and (ii) were not technically applicable at March 31, 2013, our actual consolidated net worth and consolidated debt to total capital ratio, calculated in accordance with the Credit Facility provisions, were $5.6 billion and 0.15 to 1, respectively.

In the event of default, including a breach of the covenants outlined above, the lenders may exercise certain remedies including the termination of the Credit Facility, the declaration of all principal and interest amounts related to Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit that we opted to obtain on an unsecured basis be collateralized. Additionally, the Credit Facility allows for an adjustment to the level of pricing should AXIS Capital experience a change in its senior unsecured debt ratings.

At March 31, 2013, there were no borrowings or letters of credit outstanding under the Credit Facility and we were in compliance with all related covenants.

In advance of the scheduled expiration of our LOC Facility on December 31, 2013, we are currently evaluating alternatives, including renewal of the facility. We believe that we will be able to continue to meet the ongoing collateral requirements of our clients.

During the three months ended March 31, 2013, our common equity increased by $110 million. The following table reconciles our opening and closing common equity positions:

Three months ended March 31,	2013

Common equity - opening	$5,276,918
Net income	311,557
Change in unrealized appreciation on available for sale investments, net of tax	(52,373)
Share-based compensation expense recognized in equity	12,723
Net share repurchases	(129,872)
Common share dividends	(30,841)
Preferred share dividends	(8,741)
Stock options exercised and other	7,216
Common equity - closing	$5,386,587

During the first three months of 2013, we repurchased 3.4 million common shares for a total of $131 million (including $116 million pursuant to our Board-authorized share repurchase program and $15 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan). At April 25, 2013, the remaining authorization under the common share repurchase program approved by our Board of Directors was $634 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

Our net paid losses may increase in the short-term, due to the significant level of natural catastrophe and significant weather activity in 2010 through 2012. However, we continue to expect that cash flows generated from our operations, combined with the liquidity provided by our investment portfolio, will be sufficient to cover our required cash outflows and other contractual commitments through the foreseeable future.

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

As disclosed in our 2012 Annual Report on Form 10-K, we believe that the material items requiring such subjective and complex estimates are our:

•	reserves for losses and loss expenses;

•	reinsurance recoverable balances;

•	premiums;

•	fair value measurements for our financial assets and liabilities; and

•	assessments of other-than-temporary impairments.

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 continues to describe the significant estimates and judgments included in the preparation of our Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

At April 25, 2013, there were no recently issued accounting pronouncements where our adoption of such guidance was pending.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2013, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we present operating income, consolidated underwriting income and underwriting-related general and administrative expenses, which are “non-GAAP financial measures” as defined in Regulation G.

Operating income represents after-tax operational results without consideration of after-tax net realized investment gains (losses), foreign exchange losses (gains) and losses on repurchase of preferred shares. We also present diluted operating income per common share and operating return on average common equity (“operating ROACE”), which are derived from the non-GAAP operating income measure.

Consolidated underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses. Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to our individual underwriting operations. While these measures are presented in Item 1, Note 2 to our Consolidated Financial Statements, they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis.

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended March 31,
	2013	2012

Net income available to common shareholders	$302,816	$121,997
Net realized investment gains, net of tax(1)	(41,071)	(11,210)
Foreign exchange losses (gains), net of tax(2)	(34,253)	20,326
Loss on repurchase of preferred shares, net of tax(3)	—	4,621
Operating income	$227,492	$135,734

Earnings per common share - diluted	$2.55	$0.96
Net realized investment gains, net of tax	(0.34)	(0.09)
Foreign exchange losses (gains), net of tax	(0.29)	0.16
Loss on repurchase of preferred shares, net of tax	—	0.04
Operating income per common share - diluted	$1.92	$1.07

Weighted average common shares and common share equivalents - diluted(4)	118,658	126,668

Average common shareholders’ equity	$5,331,753	$5,046,629

ROACE (annualized)	22.7%	9.7%

Operating ROACE (annualized)	17.1%	10.8%

(1)
Tax cost of $3,407 and $3,281 for the three months ended March 31, 2013 and 2012, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost (benefit) of $629 and ($120) for the three months ended March 31, 2013 and 2012, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)	Tax impact is nil.

(4)	Refer to Note 8 to the Consolidated Financial Statements for further details on the dilution calculation.

A reconciliation of consolidated underwriting income to income before income taxes (the nearest GAAP financial measure) can be found in Item 1, Note 2 to the Consolidated Financial Statements. Underwriting-related general and administrative are reconciled to general and administrative expenses (the nearest GAAP financial measure) within 'Underwriting Results - Group'.

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This includes the presentation of “operating income”, (in total and on a per share basis), “annualized operating ROACE” (which is based on the “operating income” measure) and "consolidated underwriting income", which incorporates "underwriting-related general and administrative expenses".

Operating Income

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

Consolidated Underwriting Income/Underwriting-Related General and Administrative Expenses

Corporate expenses include holding company costs necessary to support our worldwide (re)insurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to our individual underwriting operations, we exclude them from underwriting-related general and administrative expenses and, therefore, consolidated underwriting income. Interest expense and financing costs primarily relate to interest payable on our senior notes and are excluded from consolidated underwriting income for the same reason.

We evaluate our underwriting results separately from the performance of our investment portfolio. As such, we believe it appropriate to exclude net investment income and net realized investment gains (losses) from our underwriting profitability measure.

As noted above, foreign exchange losses (gains) in our Consolidated Statement of Operations primarily relate to our net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange rate gains (losses) on our investment portfolio generally offset a large portion of the foreign exchange losses (gains) arising from our underwriting portfolio. As a result, we believe that foreign exchange losses (gains) are not a meaningful contributor to our underwriting performance and, therefore, exclude them from consolidated underwriting income.

We believe that presentation of underwriting-related general and administrative expenses and consolidated underwriting income provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to Item 7A included in our 2012 Form 10-K. There have been no material changes to this item since December 31, 2012.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended March 31, 2013:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
January 1-31, 2013	14,151	$36.45	—	$750.0	million
February 1-28, 2013	3,352,567	$38.82	3,000,000	$633.9	million
March 1-31, 2013	2,378	$41.42	—	$633.9	million
Total	3,369,096		3,000,000	$633.9	million

(a)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(b)
On December 17, 2012, our Board of Directors authorized a share repurchase plan to repurchase $750 million of our common shares through to December 31, 2014. The share repurchase authorization became effective on January 1, 2013. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

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

10.1
Credit Agreement, dated as of March 26, 2013, by and among AXIS Capital Holdings Limited, certain subsidiaries of AXIS Capital Holdings Limited party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Fronting Bank and L/C Administrator and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2013).

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
101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 26, 2013

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)