Form 10-Q
period 2013-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2013-07-31
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
As of July 23, 2013, there were 114,324,814 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	2013	2012
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2013: $11,687,387; 2012: $11,605,672)	$11,644,912	$11,928,049
Equity securities, available for sale, at fair value (Cost 2013: $546,531; 2012: $608,306)	618,795	666,548
Other investments, at fair value	962,315	843,437
Short-term investments, at fair value and amortized cost	45,904	108,860
Total investments	13,271,926	13,546,894
Cash and cash equivalents	1,010,805	759,817
Restricted cash and cash equivalents	105,443	90,733
Accrued interest receivable	95,098	97,220
Insurance and reinsurance premium balances receivable	2,166,982	1,474,821
Reinsurance recoverable on unpaid and paid losses	1,981,441	1,863,819
Deferred acquisition costs	543,069	389,248
Prepaid reinsurance premiums	331,528	315,676
Receivable for investments sold	1,399	1,254
Goodwill and intangible assets	91,370	97,493
Other assets	247,252	215,369
Total assets	$19,846,313	$18,852,344

Liabilities
Reserve for losses and loss expenses	$9,342,817	$9,058,731
Unearned premiums	3,209,055	2,454,692
Insurance and reinsurance balances payable	292,572	270,739
Senior notes	995,546	995,245
Payable for investments purchased	234,001	64,553
Other liabilities	210,375	228,623
Total liabilities	14,284,366	13,072,583

Shareholders’ equity
Preferred shares - Series A, B, C and D	627,843	502,843
Common shares (2013: 173,906; 2012: 171,867 shares issued and 2013: 111,588; 2012: 117,920 shares outstanding)	2,172	2,146
Additional paid-in capital	2,213,204	2,179,034
Accumulated other comprehensive income	24,755	362,622
Retained earnings	4,813,687	4,497,789
Treasury shares, at cost (2013: 62,318; 2012: 53,947 shares)	(2,119,714)	(1,764,673)
Total shareholders’ equity	5,561,947	5,779,761
Total liabilities and shareholders’ equity	$19,846,313	$18,852,344

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three months ended		Six months ended
	2013	2012	2013	2012
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$945,873	$850,603	$1,819,911	$1,696,968
Net investment income	83,112	74,449	192,019	190,472
Other insurance related income	435	299	1,030	931
Net realized investment gains:
Other-than-temporary impairment (OTTI) losses	(5,127)	(13,739)	(6,025)	(17,648)
Non-credit portion of OTTI losses recognized in other comprehensive income	—	—	—	—
Net OTTI losses recognized in income	(5,127)	(13,739)	(6,025)	(17,648)
Other realized investment gains	21,362	44,144	66,738	62,544
Total net realized investment gains	16,235	30,405	60,713	44,896
Total revenues	1,045,655	955,756	2,073,673	1,933,267

Expenses
Net losses and loss expenses	642,899	467,637	1,081,313	978,328
Acquisition costs	169,719	156,397	315,209	324,793
General and administrative expenses	149,034	161,331	290,508	284,984
Foreign exchange gains	(10,320)	(36,162)	(45,201)	(15,715)
Interest expense and financing costs	15,260	15,170	31,095	30,807
Total expenses	966,592	764,373	1,672,924	1,603,197

Income before income taxes	79,063	191,383	400,749	330,070
Income tax expense (benefit)	(4,662)	2,317	5,469	5,165
Net income	83,725	189,066	395,280	324,905
Preferred share dividends	8,197	11,527	16,938	20,746
Loss on repurchase of preferred shares	3,081	9,387	3,081	14,009
Net income available to common shareholders	$72,447	$168,152	$375,261	$290,150

Per share data
Net income per common share:
Basic net income	$0.63	$1.36	$3.23	$2.32
Diluted net income	$0.62	$1.35	$3.19	$2.31
Weighted average number of common shares outstanding - basic	115,163	123,823	116,088	124,802
Weighted average number of common shares outstanding - diluted	116,671	124,983	117,660	125,825
Cash dividends declared per common share	$0.25	$0.24	$0.50	$0.48

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three months ended		Six months ended
	2013	2012	2013	2012
	(in thousands)
Net income	$83,725	$189,066	$395,280	$324,905
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	(262,901)	(17,774)	(281,426)	146,639
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(4,066)	(16,594)	(37,914)	(31,788)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(266,967)	(34,368)	(319,340)	114,851
Non-credit portion of OTTI losses	—	—	—	—
Foreign currency translation adjustment	(18,386)	(2,867)	(18,527)	(2,074)
Total other comprehensive income (loss), net of tax	(285,353)	(37,235)	(337,867)	112,777
Comprehensive income (loss)	$(201,628)	$151,831	$57,413	$437,682

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012
	(in thousands)
Preferred shares - Series A, B, C and D
Balance at beginning period	$502,843	$500,000
Shares issued - Series C and D	225,000	400,000
Shares repurchased - Series A and B	(100,000)	(397,157)
Balance at end of period	627,843	502,843

Common shares (par value)
Balance at beginning of period	2,146	2,125
Shares issued	26	16
Balance at end of period	2,172	2,141

Additional paid-in capital
Balance at beginning of period	2,179,034	2,105,386
Shares issued - common shares	2,777	1,053
Cost of treasury shares reissued	(3,984)	—
Issue costs on newly issued preferred shares	(6,551)	(6,456)
Reversal of issue costs on repurchase of preferred shares	3,081	7,093
Stock options exercised	12,017	945
Share-based compensation expense	26,830	45,446
Balance at end of period	2,213,204	2,153,467

Accumulated other comprehensive income
Balance at beginning of period	362,622	128,162
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	348,328	116,096
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(319,340)	114,851
Non-credit portion of OTTI losses	—	—
Balance at end of period	28,988	230,947
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	14,294	13,784
Foreign currency translation adjustments	(18,527)	(2,074)
Balance at end of period	(4,233)	11,710
Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	—	(1,718)
Net change in benefit plan assets and obligations recognized in equity	—	—
Balance at end of period	—	(1,718)
Balance at end of period	24,755	240,939

Retained earnings
Balance at beginning of period	4,497,789	4,155,392
Net income	395,280	324,905
Series A, B and C preferred share dividends	(16,938)	(20,746)
Loss on repurchase of preferred shares	(3,081)	(14,009)
Common share dividends	(59,363)	(62,137)
Balance at end of period	4,813,687	4,383,405

Treasury shares, at cost
Balance at beginning of period	(1,764,673)	(1,446,986)
Shares repurchased for treasury	(359,025)	(137,969)
Cost of treasury shares reissued	3,984	—
Balance at end of period	(2,119,714)	(1,584,955)

Total shareholders’ equity	$5,561,947	$5,697,840

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$395,280	$324,905
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(60,713)	(44,896)
Net realized and unrealized gains of other investments	(55,279)	(38,079)
Amortization of fixed maturities	72,853	61,900
Other amortization and depreciation	11,413	6,892
Share-based compensation expense	30,936	45,446
Changes in:
Accrued interest receivable	2,122	929
Reinsurance recoverable balances	(117,622)	(22,029)
Deferred acquisition costs	(153,821)	(94,886)
Prepaid reinsurance premiums	(15,852)	(32,639)
Reserve for loss and loss expenses	284,086	175,606
Unearned premiums	754,363	503,761
Insurance and reinsurance balances, net	(670,328)	(469,234)
Other items	(20,518)	45,884
Net cash provided by operating activities	456,920	463,560

Cash flows from investing activities:
Purchases of:
Fixed maturities	(6,079,805)	(7,093,200)
Equity securities	(130,544)	(211,878)
Other investments	(109,232)	(90,084)
Short-term investments	(72,093)	(152,380)
Proceeds from the sale of:
Fixed maturities	5,334,043	5,883,340
Equity securities	218,523	289,920
Other investments	45,634	29,250
Short-term investments	115,072	168,433
Proceeds from redemption of fixed maturities	778,819	677,394
Proceeds from redemption of short-term investments	19,119	62,658
Purchase of other assets	(10,641)	(13,296)
Change in restricted cash and cash equivalents	(14,710)	(20,751)
Net cash provided by (used in) investing activities	94,185	(470,594)

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	218,449	393,544
Repurchase of preferred shares	(100,000)	(404,073)
Repurchase of common shares	(340,621)	(137,969)
Dividends paid - common shares	(62,312)	(62,557)
Dividends paid - preferred shares	(18,750)	(13,803)
Proceeds from issuance of common shares	14,819	2,014
Net cash used in financing activities	(288,415)	(222,844)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(11,702)	(960)
Increase (decrease) in cash and cash equivalents	250,988	(230,838)
Cash and cash equivalents - beginning of period	759,817	981,849
Cash and cash equivalents - end of period	$1,010,805	$751,011

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at June 30, 2013 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended June 30, 2013 and 2012 have not been audited. The balance sheet at December 31, 2012 is derived from our audited financial statements.

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

Share-Based Compensation

The fair value of service-based awards is measured at the grant date, with the associated expense recognized on a straight-line basis over the requisite service period. The fair value of the liability associated with cash-settled awards is re-measured at each balance sheet date, with the effect recognized as an increase or decrease to share-based compensation expense for the period.

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

The following table summarizes the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2013			2012
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$781,055	$438,750	$1,219,805	$675,009	$339,366	$1,014,375
Net premiums written	559,584	433,823	993,407	465,238	336,337	801,575
Net premiums earned	422,345	523,528	945,873	386,580	464,023	850,603
Other insurance related income	435	—	435	299	—	299
Net losses and loss expenses	(330,992)	(311,907)	(642,899)	(225,900)	(241,737)	(467,637)
Acquisition costs	(58,749)	(110,970)	(169,719)	(58,654)	(97,743)	(156,397)
General and administrative expenses	(88,526)	(35,243)	(123,769)	(77,770)	(29,359)	(107,129)
Underwriting income (loss)	$(55,487)	$65,408	9,921	$24,555	$95,184	119,739

Corporate expenses			(25,265)			(54,202)
Net investment income			83,112			74,449
Net realized investment gains			16,235			30,405
Foreign exchange gains			10,320			36,162
Interest expense and financing costs			(15,260)			(15,170)
Income before income taxes			$79,063			$191,383

Net loss and loss expense ratio	78.4%	59.6%	68.0%	58.4%	52.1%	55.0%
Acquisition cost ratio	13.9%	21.2%	17.9%	15.2%	21.1%	18.4%
General and administrative expense ratio	20.9%	6.7%	15.8%	20.1%	6.3%	18.9%
Combined ratio	113.2%	87.5%	101.7%	93.7%	79.5%	92.3%

Goodwill and intangible assets	$91,370	$—	$91,370	$98,203	$—	$98,203

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2013			2012
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,377,769	$1,588,518	$2,966,287	$1,199,689	$1,339,856	$2,539,545
Net premiums written	992,264	1,571,582	2,563,846	843,853	1,324,909	2,168,762
Net premiums earned	824,224	995,687	1,819,911	776,837	920,131	1,696,968
Other insurance related income	1,030	—	1,030	931	—	931
Net losses and loss expenses	(548,328)	(532,985)	(1,081,313)	(467,623)	(510,705)	(978,328)
Acquisition costs	(116,009)	(199,200)	(315,209)	(119,808)	(204,985)	(324,793)
General and administrative expenses	(175,415)	(68,283)	(243,698)	(155,214)	(57,133)	(212,347)
Underwriting income (loss)	$(14,498)	$195,219	180,721	$35,123	$147,308	182,431

Corporate expenses			(46,810)			(72,637)
Net investment income			192,019			190,472
Net realized investment gains			60,713			44,896
Foreign exchange gains			45,201			15,715
Interest expense and financing costs			(31,095)			(30,807)
Income before income taxes			$400,749			$330,070

Net loss and loss expense ratio	66.5%	53.5%	59.4%	60.2%	55.5%	57.7%
Acquisition cost ratio	14.1%	20.0%	17.3%	15.4%	22.3%	19.1%
General and administrative expense ratio	21.3%	6.9%	16.0%	20.0%	6.2%	16.8%
Combined ratio	101.9%	80.4%	92.7%	95.6%	84.0%	93.6%

Goodwill and intangible assets	$91,370	$—	$91,370	$98,203	$—	$98,203

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At June 30, 2013
Fixed maturities
U.S. government and agency	$1,369,338	$1,944	$(32,468)	$1,338,814	$—
Non-U.S. government	1,212,124	7,444	(42,619)	1,176,949	—
Corporate debt	3,458,874	65,487	(44,445)	3,479,916	—
Agency RMBS(1)	2,353,080	23,441	(42,897)	2,333,624	—
CMBS(2)	769,422	11,964	(6,736)	774,650	—
Non-Agency RMBS	87,243	2,395	(772)	88,866	(818)
ABS(3)	912,073	6,150	(6,542)	911,681	—
Municipals(4)	1,525,233	32,365	(17,186)	1,540,412	—
Total fixed maturities	$11,687,387	$151,190	$(193,665)	$11,644,912	$(818)

Equity securities
Common stocks	$334,809	$63,721	$(8,350)	$390,180
Exchange-traded funds	105,396	13,840	—	119,236
Non-U.S. bond mutual funds	106,326	3,053	—	109,379
Total equity securities	$546,531	$80,614	$(8,350)	$618,795

At December 31, 2012
Fixed maturities
U.S. government and agency	$1,413,520	$9,484	$(119)	$1,422,885	$—
Non-U.S. government	1,076,501	30,276	(2,201)	1,104,576	—
Corporate debt	3,746,616	135,658	(5,892)	3,876,382	—
Agency RMBS	2,594,180	67,398	(1,670)	2,659,908	—
CMBS	814,211	25,999	(126)	840,084	—
Non-Agency RMBS	93,266	2,503	(570)	95,199	(884)
ABS	639,614	10,774	(7,182)	643,206	—
Municipals	1,227,764	58,770	(725)	1,285,809	—
Total fixed maturities	$11,605,672	$340,862	$(18,485)	$11,928,049	$(884)

Equity securities
Common stocks	$398,975	$51,821	$(7,398)	$443,398
Exchange-traded funds	109,434	9,727	—	119,161
Non-U.S. bond mutual funds	99,897	4,092	—	103,989
Total equity securities	$608,306	$65,640	$(7,398)	$666,548

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by VIEs. These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge funds) and CLO equity tranched securities (CLO Equities), which are all variable interests issued by VIEs (see Note 3(b)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs and accordingly we are not the primary beneficiary for any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At June 30, 2013
Maturity
Due in one year or less	$642,706	$644,440	5.5%
Due after one year through five years	4,720,844	4,737,031	40.7%
Due after five years through ten years	2,099,552	2,053,073	17.6%
Due after ten years	102,467	101,547	0.9%
	7,565,569	7,536,091	64.7%
Agency RMBS	2,353,080	2,333,624	20.0%
CMBS	769,422	774,650	6.7%
Non-Agency RMBS	87,243	88,866	0.8%
ABS	912,073	911,681	7.8%
Total	$11,687,387	$11,644,912	100.0%

At December 31, 2012
Maturity
Due in one year or less	$651,111	$657,045	5.5%
Due after one year through five years	4,880,039	4,989,151	41.8%
Due after five years through ten years	1,847,295	1,951,569	16.4%
Due after ten years	85,956	91,887	0.8%
	7,464,401	7,689,652	64.5%
Agency RMBS	2,594,180	2,659,908	22.3%
CMBS	814,211	840,084	7.0%
Non-Agency RMBS	93,266	95,199	0.8%
ABS	639,614	643,206	5.4%
Total	$11,605,672	$11,928,049	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At June 30, 2013
Fixed maturities
U.S. government and agency	$—	$—	$973,867	$(32,468)	$973,867	$(32,468)
Non-U.S. government	16,715	(813)	823,750	(41,806)	840,465	(42,619)
Corporate debt	40,633	(2,016)	1,527,022	(42,429)	1,567,655	(44,445)
Agency RMBS	295	(3)	1,434,587	(42,894)	1,434,882	(42,897)
CMBS	71	—	354,550	(6,736)	354,621	(6,736)
Non-Agency RMBS	4,477	(404)	19,068	(368)	23,545	(772)
ABS	66,137	(4,559)	268,462	(1,983)	334,599	(6,542)
Municipals	1,323	(45)	645,982	(17,141)	647,305	(17,186)
Total fixed maturities	$129,651	$(7,840)	$6,047,288	$(185,825)	$6,176,939	$(193,665)

Equity securities
Common stocks	$9,138	$(1,202)	$74,569	$(7,148)	$83,707	$(8,350)
Total equity securities	$9,138	$(1,202)	$74,569	$(7,148)	$83,707	$(8,350)

At December 31, 2012
Fixed maturities
U.S. government and agency	$—	$—	$119,730	$(119)	$119,730	$(119)
Non-U.S. government	44,568	(1,453)	153,134	(748)	197,702	(2,201)
Corporate debt	95,511	(2,947)	451,651	(2,945)	547,162	(5,892)
Agency RMBS	9,557	(148)	521,400	(1,522)	530,957	(1,670)
CMBS	1,749	(16)	69,615	(110)	71,364	(126)
Non-Agency RMBS	11,026	(537)	115	(33)	11,141	(570)
ABS	99,514	(7,034)	39,296	(148)	138,810	(7,182)
Municipals	6,386	(270)	77,766	(455)	84,152	(725)
Total fixed maturities	$268,311	$(12,405)	$1,432,707	$(6,080)	$1,701,018	$(18,485)

Equity securities
Common stocks	$11,554	$(1,793)	$95,697	$(5,605)	$107,251	$(7,398)
Total equity securities	$11,554	$(1,793)	$95,697	$(5,605)	$107,251	$(7,398)

Fixed Maturities

At June 30, 2013, 1,512 fixed maturities (2012: 478) were in an unrealized loss position of $194 million (2012: $18 million), of which$11 million (2012: $3 million) was related to securities below investment grade or not rated.

At June 30, 2013, 95 (2012: 146) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $130 million (2012: $268 million). Following our credit impairment review, we concluded that these securities as well as the

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

remaining securities in an unrealized loss position in the above table were temporarily impaired at June 30, 2013, and are expected to recover in value as the securities approach maturity. Further, at June 30, 2013, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At June 30, 2013, 101 securities (2012: 106) were in an unrealized loss position of $8 million (2012: $7 million).

At June 30, 2013, 19 (2012: 17) securities have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $9 million (2012: $12 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that all remaining equities in an unrealized loss position were temporarily impaired at June 30, 2013.

b) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds and CLO Equities, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At June 30, 2013
Long/short equity funds	$397,917	41%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	264,688	28%	Quarterly, Semi-annually	60-95 days
Event-driven funds	192,185	20%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	50,249	5%	Quarterly	65 days
Direct lending funds	4,232	—%	n/a	n/a
CLO - Equities	53,044	6%	n/a	n/a
Total other investments	$962,315	100%

At December 31, 2012
Long/short equity funds	$302,680	36%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	244,075	29%	Quarterly, Semi-annually	60-95 days
Event-driven funds	171,479	20%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	62,768	8%	Quarterly	65 days
Direct lending funds	—	—%	n/a	n/a
CLO - Equities	62,435	7%	n/a	n/a
Total other investments	$843,437	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

•
Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

•	Event-driven funds: Seek to achieve attractive returns by exploiting situations where announced or anticipated events create opportunities.

•	Leveraged bank loan funds: Seek to achieve attractive returns by investing primarily in bank loan collateral that has limited interest rate risk exposure.

•	Direct lending funds: Seek to achieve attractive risk-adjusted returns, including significant current income generation, by investing in funds which provide financing directly to borrowers.

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2013 and 2012, neither of these restrictions impacted our redemption requests. At June 30, 2013, $95 million (2012: $38 million), representing 10% (2012: 5%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiries of these lockup periods range from April, 2014 to April, 2016. No other category contains investments currently subject to lockup.

At June 30, 2013, $14 million (2012: $29 million) of our hedge funds was invested in funds that are not accepting redemption requests. Of this amount, substantially all relates to a leveraged bank loan fund in a period of planned principal distributions which has a target completion date in late 2013 and, based on current market conditions and payments made to date, management expects this target date to be met. The remainder primarily relates to funds that entered liquidation or had their assets side pocketed as a result of the global financial crisis which began in late 2008. For these funds, management is currently unable to estimate when those funds will be distributed.

At June 30, 2013, we have $106 million (2012: $40 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.

c) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Fixed maturities	$74,503	$76,544	$144,185	$156,181
Other investments	11,848	(2,304)	55,279	38,116
Equity securities	3,134	5,071	4,548	6,180
Cash and cash equivalents	1,265	1,663	2,533	3,271
Short-term investments	397	33	929	188
Gross investment income	91,147	81,007	207,474	203,936
Investment expenses	(8,035)	(6,558)	(15,455)	(13,464)
Net investment income	$83,112	$74,449	$192,019	$190,472

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

d) Net Realized Investment Gains

The following table provides an analysis of net realized investment gains:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Gross realized gains	$44,487	$72,354	$103,268	$140,600
Gross realized losses	(33,253)	(40,466)	(53,822)	(86,377)
Net OTTI recognized in earnings	(5,127)	(13,739)	(6,025)	(17,648)
Net realized gains on fixed maturities and equity securities	6,107	18,149	43,421	36,575
Change in fair value of investment derivatives(1)	10,128	6,697	17,292	815
Fair value hedges(1)	—	5,559	—	7,506
Net realized investment gains	$16,235	$30,405	$60,713	$44,896

(1) Refer to Note 5 – Derivative Instruments

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Fixed maturities:
Non-U.S. government	$25	$999	$25	$999
Corporate debt	3,535	453	3,950	558
Non-Agency RMBS	—	911	—	2,119
ABS	—	298	129	478
	3,560	2,661	4,104	4,154
Equities
Common stocks	1,046	2,075	1,400	4,491
Exchange-traded funds	521	9,003	521	9,003
	1,567	11,078	1,921	13,494
Total OTTI recognized in earnings	$5,127	$13,739	$6,025	$17,648

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses ("credit loss table"), before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Balance at beginning of period	$1,712	$2,047	$1,809	$2,061
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	—	—	—	—
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(13)	(98)	(110)	(112)
Balance at end of period	$1,699	$1,949	$1,699	$1,949

e) Reverse Repurchase Agreements

At June 30, 2013, we held $211 million (2012: $39 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income.

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

Non-U.S. government

Non-U.S. government securities comprise bonds issued by non-U.S. governments and their agencies along with supranational organizations (collectively also known as sovereign debt securities). The fair value of these securities is based on prices obtained from international indices or a valuation model that includes the following inputs: interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the sovereign bond in terms of issuer, maturity and seniority. As the significant inputs are observable market inputs, the fair value of non-U.S. government securities are classified within Level 2.

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

Other Investments

As a practical expedient, we estimate fair values for hedge funds and direct lending funds using NAVs as advised by external fund managers or third party administrators. For each of our hedge funds and direct lending funds, the NAV is based on the manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents and in accordance with U.S. GAAP. For any funds for which we have not yet received a NAV concurrent with our period end date, we record an estimate of the change in fair value for the period subsequent to the most recent NAV. Such estimates are based on return estimates for the period between the most recently issued NAV and the period end date; these estimates are obtained from the relevant fund managers. Accordingly, we do not have a reporting lag in our fair value measurements for these funds. Historically, our valuation estimates incorporating these return estimates have not significantly diverged from the subsequent NAVs.

Within the hedge fund and direct lending fund industries, there is a general lack of transparency necessary to facilitate a detailed independent assessment of the values placed on the securities underlying the NAV provided by the fund manager or fund administrator. To address this, on a quarterly basis, we perform a number of monitoring procedures designed to assist us in the assessment of the quality of the information provided by managers and administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager, regular evaluation of fund performance against applicable benchmarks and the backtesting of our fair value estimates against subsequently received NAVs. Backtesting involves comparing our previously reported values for each individual fund against NAVs per audited financial statements (for year-end values) and final NAVs from fund managers or fund administrators (for interim values).

For our hedge fund investments with liquidity terms allowing us to fully redeem our holdings at the applicable NAV in the near term, we have classified these investments as Level 2. Certain investments in hedge funds and all of our direct lending funds have redemption restrictions (see Note 3(b) for further details) that prevent us from redeeming in the near term and therefore we have classified these investments as Level 3.

At June 30, 2013, the CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

Cash Settled Awards

Cash settled awards comprise restricted stock units that form part of our compensation program. Although the fair value of these awards is determined using observable quoted market prices in active markets, the stock units themselves are not actively traded. Accordingly, we have classified these liabilities within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At June 30, 2013
Assets
Fixed maturities
U.S. government and agency	$1,168,380	$170,434	$—	$1,338,814
Non-U.S. government	—	1,176,949	—	1,176,949
Corporate debt	—	3,479,916	—	3,479,916
Agency RMBS	—	2,333,624	—	2,333,624
CMBS	—	762,865	11,785	774,650
Non-Agency RMBS	—	88,866	—	88,866
ABS	—	857,556	54,125	911,681
Municipals	—	1,540,412	—	1,540,412
	1,168,380	10,410,622	65,910	11,644,912
Equity securities
Common stocks	390,180	—	—	390,180
Exchange-traded funds	119,236	—	—	119,236
Non-U.S. bond mutual funds	—	109,379	—	109,379
	509,416	109,379	—	618,795
Other investments
Hedge funds	—	460,819	444,220	905,039
Direct lending funds	—	—	4,232	4,232
CLO - Equities	—	—	53,044	53,044
	—	460,819	501,496	962,315
Short-term investments	—	45,904	—	45,904
Derivative instruments (see Note 5)	—	7,792	—	7,792
Total	$1,677,796	$11,034,516	$567,406	$13,279,718
Liabilities
Derivative instruments (see Note 5)	$—	$9,722	$—	$9,722
Cash settled awards (see Note 7)	—	4,106	—	4,106
Total	$—	$13,828	$—	$13,828

At December 31, 2012
Assets
Fixed maturities
U.S. government and agency	$1,094,220	$328,665	$—	$1,422,885
Non-U.S. government	—	1,104,576	—	1,104,576
Corporate debt	—	3,874,832	1,550	3,876,382
Agency RMBS	—	2,659,908	—	2,659,908
CMBS	—	835,788	4,296	840,084
Non-Agency RMBS	—	94,089	1,110	95,199
ABS	—	579,231	63,975	643,206
Municipals	—	1,285,809	—	1,285,809
	1,094,220	10,762,898	70,931	11,928,049
Equity securities
Common stocks	443,398	—	—	443,398
Exchange-traded funds	119,161	—	—	119,161
Non-U.S. bond mutual funds	—	103,989	—	103,989
	562,559	103,989	—	666,548
Other investments
Hedge funds	—	421,006	359,996	781,002
Direct lending funds	—	—	—	—
CLO - Equities	—	—	62,435	62,435
	—	421,006	422,431	843,437
Short-term investments	—	108,860	—	108,860
Derivative instruments (see Note 5)	—	5,838	—	5,838
Total	$1,656,779	$11,402,591	$493,362	$13,552,732
Liabilities
Derivative instruments (see Note 5)	$—	$3,737	$—	$3,737
Cash settled awards (see Note 7)	—	—	—	—
Total	$—	$3,737	$—	$3,737

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2013 and 2012, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds and direct lending funds priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at June 30, 2013 for our investments classified as Level 3 in the fair value hierarchy. These significant unobservable inputs have not changed significantly from December 31, 2012.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

ABS - CLO Debt	$53,113	Discounted cash flow	Credit spreads	3.2% - 4.9%	3.74%
			Illiquidity discount (1)	5.0%	5%

Other investments - CLO - Equities	$53,044	Discounted cash flow	Default rates	4.0% - 5.0%	4.35%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	2.6% - 4.2%	3.24%
			Estimated maturity dates	2.0 - 5.4 years	4.2 years

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Three months ended June 30, 2013
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-Agency RMBS	1,300	—	(1,223)	—	(77)	—	—	—	—	—
CMBS	12,600	—	—	—	(69)	—	—	(746)	11,785	—
ABS	266,749	—	(213,212)	—	693	—	—	(105)	54,125	—
	280,649	—	(214,435)	—	547	—	—	(851)	65,910	—
Other investments
Hedge funds	414,716	29,953	—	6,962	—	—	—	(7,411)	444,220	6,962
Direct lending funds	2,436	—	—	—	—	1,796	—	—	4,232	—
CLO - Equities	64,255	—	—	5,072	—	—	—	(16,283)	53,044	5,072
	481,407	29,953	—	12,034	—	1,796	—	(23,694)	501,496	12,034
Total assets	$762,056	$29,953	$(214,435)	$12,034	$547	$1,796	$—	$(24,545)	$567,406	$12,034

Six months ended June 30, 2013
Fixed maturities
Corporate debt	$1,550	$—	$—	$1,550	$—	$—	$(3,100)	$—	$—	$—
Non-Agency RMBS	1,110	—	(1,223)	—	135	—	—	(22)	—	—
CMBS	4,296	8,382	—	—	(147)	—	—	(746)	11,785	—
ABS	63,975	—	(213,212)	(112)	981	212,889	(10,190)	(206)	54,125	—
	70,931	8,382	(214,435)	1,438	969	212,889	(13,290)	(974)	65,910	—
Other investments
Hedge funds	359,996	29,953	—	25,490	—	50,000	—	(21,219)	444,220	25,490
Direct lending funds	—	—	—	—	—	4,232	—	—	4,232	—
CLO - Equities	62,435	—	—	15,025	—	—	—	(24,416)	53,044	15,025
	422,431	29,953	—	40,515	—	54,232	—	(45,635)	501,496	40,515
Total assets	$493,362	$38,335	$(214,435)	$41,953	$969	$267,121	$(13,290)	$(46,609)	$567,406	$40,515

(1)
Gains and losses included in earnings on fixed maturities are included in net realized investment gains (losses). Gains and (losses) included in earnings on other investments are included in net investment income.

(2)	Gains and losses included in other comprehensive income (“OCI”) on fixed maturities are included in unrealized gains (losses) arising during the period.

(3)	Change in unrealized investment gain/(loss) relating to assets held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Three months ended June 30, 2012
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	50,415	—	—	—	164	—	—	(635)	49,944	—
	51,965	—	—	—	164	—	—	(635)	51,494	—
Other investments
Hedge funds	364,786	—	—	(10,261)	—	—	—	(3)	354,522	(10,261)
Direct lending funds	—	—	—	—	—	—	—	—	—	—
CLO - Equities	60,908	—	—	9,634	—	—	—	(8,976)	61,566	9,634
	425,694	—	—	(627)	—	—	—	(8,979)	416,088	(627)
Total assets	$477,659	$—	$—	$(627)	$164	$—	$—	$(9,614)	$467,582	$(627)

Six months ended June 30, 2012
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	49,328	—	—	—	1,427	—	—	(811)	49,944	—
	50,878	—	—	—	1,427	—	—	(811)	51,494	—
Other investments
Hedge funds	346,244	—	—	11,271	—	—	—	(2,993)	354,522	11,271
Direct lending funds	—	—	—	—	—	—	—	—	—	—
CLO - Equities	66,560	—	—	13,024	—	—	—	(18,018)	61,566	13,024
	412,804	—	—	24,295	—	—	—	(21,011)	416,088	24,295
Total assets	$463,682	$—	$—	$24,295	$1,427	$—	$—	$(21,822)	$467,582	$24,295

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

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during the three and six months ended June 30, 2013 were primarily due to redemption provisions in recently purchased hedge fund holdings and the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers. There were no transfers into Level 3 from Level 2 during the three and six months ended June 30, 2012.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made during the three and six months ended June 30, 2013 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers on CLO Debt securities purchased during the first quarter of 2013. There were no transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2012.

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

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at June 30, 2013, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At June 30, 2013, our senior notes are recorded at amortized cost with a carrying value of $996 million (2012: $995 million) and have a fair value of $1,104 million (2012: $1,091 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

5.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

	June 30, 2013			December 31, 2012
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	$376,870	$6,735	$25	$287,819	$1,067	$2,733
Relating to underwriting portfolio:
Foreign exchange forward contracts	524,971	1,057	9,697	476,191	4,771	1,004
Total derivatives		$7,792	$9,722		$5,838	$3,737

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

Offsetting Assets and Liabilities

Our derivative instruments are generally traded under International Swaps and Derivatives Association master netting agreements, which establish terms that apply to all transactions. In the event of a bankruptcy or other stipulated event, master netting agreements provide that individual positions be replaced with a new amount, usually referred to as the termination amount, determined by taking into account market prices and converting into a single currency. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. The table below presents a reconciliation of our gross derivative assets and liabilities to the net amounts presented in our Consolidated Balance Sheets, with the difference being attributable to the impact of master netting agreements.

	June 30, 2013			December 31, 2012
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$10,256	$(2,464)	$7,792	$6,476	$(639)	$5,838
Derivative liabilities	12,186	(2,464)	9,722	4,376	(639)	3,737

(1)	Net asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

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

The following table provides the total impact on earnings relating to foreign exchange forward contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Foreign exchange forward contracts	$—	$16,131	$—	$5,563
Hedged investment portfolio	—	(10,572)	—	1,943
Hedge ineffectiveness recognized in earnings	$—	$5,559	$—	$7,506

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

The increase in the notional amount of underwriting related derivatives since December 31, 2012, was primarily due to the increase in euro-denominated forward contracts necessary to economically hedge our increased euro currency exposure, driven by the key January 1st renewal date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$10,128	$6,697	$17,292	$815
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(4,685)	201	(2,197)	13,655
Total		$5,443	$6,898	$15,095	$14,470

6.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Six months ended June 30,	2013	2012

Gross reserve for losses and loss expenses, beginning of period	$9,058,731	$8,425,045
Less reinsurance recoverable on unpaid losses, beginning of period	(1,825,617)	(1,736,823)
Net reserve for unpaid losses and loss expenses, beginning of period	7,233,114	6,688,222

Net incurred losses and loss expenses related to:
Current year	1,177,926	1,098,168
Prior years	(96,613)	(119,840)
	1,081,313	978,328
Net paid losses and loss expenses related to:
Current year	(54,732)	(90,041)
Prior years	(732,135)	(731,363)
	(786,867)	(821,404)

Foreign exchange and other	(130,536)	(10,129)

Net reserve for unpaid losses and loss expenses, end of period	7,397,024	6,835,017
Reinsurance recoverable on unpaid losses, end of period	1,945,793	1,765,634
Gross reserve for losses and loss expenses, end of period	$9,342,817	$8,600,651

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Insurance	$6,693	$35,394	$12,290	$50,289
Reinsurance	35,422	39,218	84,323	69,551
Total	$42,115	$74,612	$96,613	$119,840

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for liability reinsurance and professional lines reinsurance business also contributed in 2013 and 2012, respectively.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $32 million and $68 million, respectively, of the total net favorable prior year reserve development in the second quarters of 2013 and 2012. For the six months ended June 30, 2013 and 2012, these short-tail lines contributed $62 million and $87 million, respectively, of net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. As a result, during the first half of 2013, we recognized $38 million of net favorable prior year reserve development, primarily emanating from the 2004 through 2007 accident years.

Our professional lines reinsurance business contributed further net favorable prior year reserve development of $26 million in the six months ended June 30, 2012. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2009 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development.
The frequency and severity of natural catastrophe and weather activity was high in recent years and our June 30, 2013 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami, the three New Zealand earthquakes and the recent Canadian, European and Argentinian floods, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

7.	SHARE-BASED COMPENSATION

For the three months ended June 30, 2013, we incurred share-based compensation costs of $17 million (2012: $33 million) and recorded associated tax benefits of $3 million (2012: $3 million). For the six months ended June 30, 2013, we incurred share-based compensation costs of $31 million (2012: $45 million) and recorded tax benefits thereon of $6 million (2012: $5 million).

During the second quarter of 2012, the transition in our senior leadership resulted in accelerated and incremental share-based compensation expenses totaling $20 million. The retirement of one senior leader resulted in the modification of that leader's outstanding restricted stock awards to eliminate the previously existing service condition. The termination without cause of another senior officer led to the early satisfaction of employment obligations and resulted in the service condition associated with that officer's outstanding restricted stock awards being fully satisfied.

The fair value of shares vested during the six months ended June 30, 2013 was $67 million (2012: $40 million). At June 30, 2013 there were $124 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 3.0 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION (CONTINUED)

Awards to settle in shares

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the six months ended June 30, 2013:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	250	$34.42	4,429	$32.48
Granted	—	—	953	39.20
Vested	—	—	(1,688)	32.03
Forfeited	—	—	(82)	33.78
Nonvested restricted stock - end of period	250	$34.42	3,612	$34.52

Cash-settled awards

During 2013 we also granted 793,500 restricted stock units that will settle in cash rather than shares when the awards ultimately vest. At June 30, 2013, the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheet, was $4 million (2012: nil).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.     EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Basic earnings per common share
Net income	$83,725	$189,066	$395,280	$324,905
Less: preferred shares dividends	8,197	11,527	16,938	20,746
Less: loss on repurchase of preferred shares	3,081	9,387	3,081	14,009
Net income available to common shareholders	72,447	168,152	375,261	290,150
Weighted average common shares outstanding - basic	115,163	123,823	116,088	124,802
Basic earnings per common share	$0.63	$1.36	$3.23	$2.32

Diluted earnings per common share
Net income available to common shareholders	$72,447	$168,152	$375,261	$290,150

Weighted average common shares outstanding - basic	115,163	123,823	116,088	124,802
Stock compensation plans	1,508	1,160	1,572	1,023
Weighted average common shares outstanding - diluted	116,671	124,983	117,660	125,825

Diluted earnings per common share	$0.62	$1.35	$3.19	$2.31

Anti-dilutive shares excluded from the dilutive computation	35	539	473	1,220

9.	SHAREHOLDERS' EQUITY

a)	Common Shares

The following table presents our common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Shares issued, balance at beginning of period	173,595	171,408	171,867	170,159
Shares issued	311	60	2,039	1,309
Total shares issued at end of period	173,906	171,468	173,906	171,468

Treasury shares, balance at beginning of period	(57,289)	(46,043)	(53,947)	(44,571)
Shares repurchased	(5,122)	(2,652)	(8,491)	(4,124)
Shares reissued from treasury	93	—	120	—
Total treasury shares at end of period	(62,318)	(48,695)	(62,318)	(48,695)

Total shares outstanding	111,588	122,773	111,588	122,773

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

Treasury Shares

The following table presents our share repurchases:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

In the open market:
Total shares	5,048	2,643	5,048	3,840
Total cost	$225,000	$89,967	$225,000	$128,723
Average price per share(1)	$44.57	$34.04	$44.57	$33.52

From employees:
Total shares	74	9	443	284
Total cost	$3,256	$292	$17,925	$9,247
Average price per share(1)	$44.10	$33.23	$40.47	$32.54

From founding shareholder:(2)
Total shares	—	—	3,000	—
Total cost	$—	$—	$116,100	$—
Average price per share(1)	$—	$—	$38.70	$—

Total shares repurchased:
Total shares	5,122	2,652	8,491	4,124
Total cost	$228,256	$90,259	$359,025	$137,970
Average price per share(1)	$44.57	$34.03	$42.28	$33.45

(1)	Calculated using whole figures.
(2) During the first quarter of 2013, we privately negotiated repurchase of 3,000,000 common shares held by Trident II, L.P. and affiliated entities.

b)	Preferred Shares

Series A Preferred Shares

During March 2012 and concurrent with the issuance of our 6.875% Series C preferred shares, we issued an irrevocable notice of redemption for 6,000,000 of our 7.25% Series A preferred shares, representing an aggregate liquidation preference of $150 million. In connection with this notice, we recognized a $5 million loss on redemption (calculated as the difference between the redemption price and the carrying value, the latter of which is net of original issue costs) as a reduction in determining our net income available to common shareholders.

During May 2013 and concurrent with the issuance of our Series D preferred shares (see below), we issued an irrevocable notice of redemption for the 4,000,000 Series A preferred shares outstanding, representing an aggregate liquidation preference of $100 million. In connection with this notice, we recognized a $3 million loss on redemption.

Series B Preferred Shares

During April 2012, we closed a cash tender offer for any and all of our outstanding 7.50% Series B preferred shares at a purchase price of $102.81 per share. As a result, we purchased 2,471,570 Series B preferred shares for $254 million. In connection with this tender offer, we recognized a $9 million loss on repurchase.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS' EQUITY (CONTINUED)

Series D Preferred Shares

During May 2013, we issued $225 million of 5.50% Series D preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the Series D preferred shares on or after June 1, 2018 at a redemption price of $25.00 per share. Dividends on the Series D preferred shares are non-cumulative. Consequently, if the Board of Directors does not authorize and declare a dividend for any period, holders of the Series D preferred shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accumulate and be payable. Holders of the Series D preferred shares will be entitled to receive, only when, as and if declared by the Board of Directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the first day of March, June, September and December of each year, commencing on September 1, 2013, without accumulation of any undeclared dividends. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum.

The holders of the Series D preferred shares, as well as our previously issued preferred shares, have no voting rights other than the right to elect a specified number of directors if preferred share dividends are not declared and paid for a specified period.

10.	DEBT AND FINANCING ARRANGEMENTS

On March 26, 2013, in advance of the scheduled August expiration, we terminated and replaced our previously existing credit facility. AXIS Capital and certain subsidiaries are now party to a $250 million credit facility (the "Credit Facility"), which was issued by a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the "Facility Documents") and will expire in March 2017. At the request of the Company and subject to the satisfaction of certain conditions, the aggregate commitment available under the Credit Facility may be increased by up to $150 million. Under the terms of the Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate commitment available. Interest on loans issued under the Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. Letters of credit issued under the Credit Facility would principally be used to support the (re)insurance obligations of our operating subsidiaries. Each of AXIS Capital, AXIS Specialty Finance LLC and AXIS Specialty Holdings Bermuda Limited guarantee the obligations of the other parties to the Credit Facility. The Credit Facility is subject to certain non-financial covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Facility Documents. The Credit Facility also requires compliance with certain financial covenants, including a maximum debt to capital ratio and a minimum consolidated net worth requirement. In addition, each of AXIS Capital’s material (re)insurance subsidiaries party to the Credit Facility must maintain a minimum A.M. Best Company, Inc. financial strength rating. In the event of default, including a breach of these covenants, the lenders may exercise certain remedies including the termination of the Credit Facility, the declaration of all principal and interest amounts related to Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.

We also remain party to a $750 million letter of credit facility (the "LOC Facility"). At June 30, 2013, letters of credit outstanding under the Credit Facility and the LOC facility totaled nil and $466 million, respectively. There was no debt outstanding under the Credit Facility.
We were in compliance with all LOC Facility and Credit Facility covenants at June 30, 2013.

11.	COMMITMENTS AND CONTINGENCIES

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly, at June 30, 2013, we have an outstanding reinsurance purchase commitment of $73 million. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

Refer to Note 3 - Investments for information on commitments related to our investment portfolio.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	2013			2012
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended June 30,
Available for sale investments:
Unrealized losses arising during the period	$(289,028)	$26,127	$(262,901)	$(14,949)	$(2,825)	$(17,774)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(5,697)	1,631	(4,066)	(18,145)	1,551	(16,594)
Unrealized losses arising during the period, net of reclassification adjustment	(294,725)	27,758	(266,967)	(33,094)	(1,274)	(34,368)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(18,386)	—	(18,386)	(2,867)	—	(2,867)
Total other comprehensive loss, net of tax	$(313,111)	$27,758	$(285,353)	$(35,961)	$(1,274)	$(37,235)

Six months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period	$(307,629)	$26,203	$(281,426)	$160,793	$(14,154)	$146,639
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(42,951)	5,037	(37,914)	(36,562)	4,774	(31,788)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(350,580)	31,240	(319,340)	124,231	(9,380)	114,851
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(18,527)	—	(18,527)	(2,074)	—	(2,074)
Total other comprehensive income (loss), net of tax	$(369,107)	$31,240	$(337,867)	$122,157	$(9,380)	$112,777

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012

Unrealized appreciation on available for sale investments
	Other realized investment gains	$10,824	$31,884	$48,976	$54,210
	OTTI losses	(5,127)	(13,739)	(6,025)	(17,648)
	Total before tax	5,697	18,145	42,951	36,562
	Tax expense	(1,631)	(1,551)	(5,037)	(4,774)
	Net of tax	$4,066	$16,594	$37,914	$31,788

(1)	Amounts in parentheses are debits to net income available to common shareholders

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SECOND QUARTER 2013 FINANCIAL HIGHLIGHTS

Second Quarter 2013 Consolidated Results of Operations

•	Net income available to common shareholders of $72 million, or $0.63 per share basic and $0.62 diluted

•	Operating income of $50 million, or $0.43 per diluted share(1)

•	Gross premiums written of $1.2 billion

•	Net premiums written of $993 million

•	Net premiums earned of $946 million

•	Net favorable prior year reserve development of $42 million

•
Estimated natural catastrophe and weather-related pre-tax net losses (net of related reinstatement premiums) of $140 million; tornadoes and hailstorms in the U.S. made the largest contribution to this amount, with flooding in Canada, Europe and Argentina also significant

•	Underwriting income of $10 million and combined ratio of 101.7%

•	Net investment income of $83 million

•	Net realized investment gains of $16 million
Second Quarter 2013 Consolidated Financial Condition

•	Total cash and investments of $14.4 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $19.8 billion

•	Reserve for losses and loss expenses of $9.3 billion and reinsurance recoverable of $2.0 billion

•	Total debt of $996 million and a debt to total capital ratio of 15.2%

•	Repurchased 5.1 million common shares for total cost of $228 million. At July 30, 2013, remaining authorization under the repurchase program approved by our Board of Directors was $409 million

•	Issued $225 million of 5.50% Series D preferred shares and redeemed the $100 million of 7.25% Series A preferred shares outstanding

•
Common shareholders’ equity of $4.9 billion and diluted book value per common share of $42.67; both balances impacted by a $267 million reduction, net of tax, in the unrealized appreciation on our available for sale investments within accumulated other comprehensive income during the quarter, driven by an upward shift in sovereign yield curves and widening of credit spreads

(1) Operating income is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada, Australia and Latin America. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this strategy in the first six months of 2013 included:

•	expansion of our agriculture reinsurance business;

•	the continued expansion of our accident & health line, which launched in 2010 and is focused on specialty accident and health products; and

•	the focus on lines of business with attractive rates.

In addition, we issued $225 million of 5.50% Series D preferred shares and used a portion of the net proceeds to redeem the $100 million of 7.25% Series A preferred shares outstanding. The execution of these transactions reduced the weighted average annual dividend rate on our preferred equity capital base by 57 basis points to 6.385%, with a minimal impact on our financial leverage.

Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2013	% Change	2012	2013	% Change	2012

Underwriting income (loss):
Insurance	$(55,487)	nm	$24,555	$(14,498)	nm	$35,123
Reinsurance	65,408	(31%)	95,184	195,219	33%	147,308
Net investment income	83,112	12%	74,449	192,019	1%	190,472
Net realized investment gains	16,235	(47%)	30,405	60,713	35%	44,896
Other expenses, net	(25,543)	(28%)	(35,527)	(38,173)	(59%)	(92,894)
Net income	83,725	(56%)	189,066	395,280	22%	324,905
Preferred share dividends	(8,197)	(29%)	(11,527)	(16,938)	(18%)	(20,746)
Loss on repurchase of preferred shares	(3,081)	(67%)	(9,387)	(3,081)	(78)	(14,009)
Net income available to common shareholders	$72,447	(57%)	$168,152	$375,261	29%	$290,150

Operating income	$50,045	(56%)	$112,832	$277,536	12%	$248,569

nm - not meaningful

Underwriting Results

Total underwriting income for the second quarter of 2013 was $10 million, compared to $120 million for the second quarter of 2012. An $85 million increase in pre-tax natural catastrophe and weather-related losses (net of related reinstatement premiums) was the primary driver of this variance, with a $32 million reduction in net favorable prior year reserve development also contributing. Results in our insurance segment were impacted by both factors, with natural catastrophe and weather-related losses being the primary driver of the variance for our reinsurance segment.

For the first half of the year, total underwriting income was broadly comparable at $181 million and $182 million for 2013 and 2012, respectively. While pre-tax natural catastrophe and weather-related net losses (net of related reinstatement premiums) were modestly higher in 2013, the variance from a loss ratio perspective was minimal. Net favorable prior year reserve development decreased by $23 million, however, the impact was largely muted by improvement in the acquisition cost ratio.

The deterioration in our insurance segment's underwriting result for the six-month period was primarily driven by a $38 million reduction in net favorable prior year reserve development. Modest increases in natural catastrophe and weather-related net losses (inclusive of premiums to reinstate reinsurance protection) and general and administrative expenses also contributed but were partially offset by a reduction in the acquisition cost ratio.

Underwriting income for our reinsurance segment improved by $48 million for the six-month period, despite a modest increase in natural catastrophe and weather-related losses. A $15 million increase in net favorable prior year reserve development and a reduction in the segment's acquisition cost ratio, driven by accruals for loss-sensitive features in underlying reinsurance contracts, were the primary drivers of the improvement.

Net Investment Income

Net investment income for second quarter improved by $9 million, primarily driven by our other investments; these investments generated $12 million of income this quarter, compared to a loss of $2 million in the second quarter of 2012. While net investment income was comparable for the six-month periods, there were underlying variances by asset class. An increased allocation to hedge funds drove a $17 million increase in income from other investments. Partially offsetting this was a $12 million reduction in income from our fixed maturity portfolio, driven by the prevailing low interest rate environment but partially offset by higher investment balances.

Net Realized Investment Gains

During each period, we realized investment-related gains on sales related to minor fixed income reallocations. In addition, during 2013, we realized gains on the sale of equities, with proceeds used to fund additions to our other investments. Other-than-temporary impairment ("OTTI") charges were $9 million and $12 million lower, respectively, for the three and six-month periods ended June 30, 2013.

Other (Expenses) Revenues, Net

Each period presented was impacted by foreign exchange gains resulting from the re-measurement of our foreign-denominated net insurance-related liabilities; excluding these foreign exchange-related amounts, other expenses decreased by $36 million in the second quarter and $25 million for the six-month period. Separation payments and accelerated and incremental share-based compensation expenses totaling $34 million were recognized in corporate expenses during the second quarter of 2012, in conjunction with our senior leadership transition, and were the primary driver of these variances.

Preferred Share Dividends and Loss on Repurchase of Preferred Shares

The reduction in preferred share dividends for the three and six-month periods was driven by the preferred equity transactions executed in the first half of 2012.

In conjunction with the issuance of our 6.875% Series C preferred shares in the first quarter of 2012, we redeemed $150 million of our 7.25% Series A preferred shares and repurchased $247 million of our 7.50% Series B preferred shares via tender offer. The Series B tender offer closed in the second quarter of 2012, resulting in the recognition of a $9 million loss. Of this amount, $7 million related to the premium paid to repurchase the shares in advance of the first eligible redemption date. The remaining $2 million loss recognized in the second quarter, as well as the $5 million first quarter 2012 loss associated with the the Series A redemption, related to the recognition of the proportionate share of issue costs as an expense; as these issue costs were recognized in shareholders' equity in the period of issuance, these amounts did not impact book value.

As previously noted, we redeemed the $100 million of 7.25% Series A preferred shares outstanding during the second quarter of 2013; the recognition of associated issue costs as an expense upon redemption resulted in the loss on repurchase of preferred shares for the period, with no impact on book value.

Outlook

Generally, the pricing environment continues to improve, albeit with significant variation by geography and class and at a slower pace than earlier this year.  Improvements in the insurance market, particularly in the U.S., continue.  In reinsurance, pricing for U.S. catastrophe business is under pressure, as rates achieved in recent years attract additional capital.  Outside of this, rate improvements in the insurance market are generally accruing to the benefit of the reinsurers, although increased competition means that a portion of profitability is being returned to insurers via higher ceding commissions.

We continue to grow our business in the areas we consider most attractive and are pursuing diversified growth in select specialty areas across both of our segments, most notably with our accident & health line and our agriculture reinsurance initiative.  We believe this leaves us well positioned to continue to create value for our shareholders.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at June 30,		Six months ended and at June 30,
	2013	2012	2013	2012

ROACE (annualized)(1)	5.6%	13.0%	14.7%	11.4%
Operating ROACE (annualized)(2)	3.9%	8.7%	10.9%	9.8%
DBV per common share(3)	$42.67	$40.55	$42.67	$40.55
Cash dividends declared per common share	$0.25	$0.24	$0.50	$0.48
Value creation(4)	$(1.75)	$1.26	$0.20	$2.95

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

Return on Equity
The decline in operating ROACE for the second quarter was primarily attributable to the aforementioned decrease in underwriting income, partially offset by the increase in net investment income and the reduction in corporate expenses. On a year-to-date basis, the reduction in corporate expenses was the primary driver of the improvement in 2013.
ROACE is also impacted by net realized investment gains, foreign exchange losses (gains) and losses on repurchase of preferred shares. With respect to the second quarter, foreign exchange gains and net realized investment gains were more significant in 2012; as a result, ROACE exceeded operating ROACE by a wider margin in the prior period. On a year-to-date basis, foreign exchange gains were significantly higher in 2013, driving the higher magnitude of the variance between ROACE and operating ROACE for the current year.
Diluted Book Value per Common Share
Our DBV per common share increased 5% from that of a year ago, primarily reflective of the generation of $580 million in net income available to common shareholders over the past 12 months. Common share repurchases at a discount to book value over the past year also contributed.
Value creation
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. During the second quarter of 2013, an upward shift in sovereign yield curves and widening of credit spreads drove a significant reduction in the fair value of our fixed maturity portfolio; substantially all of this change was recognized in other comprehensive income. This drove a $2.00 reduction in our diluted book value per share during the quarter. For the first half of 2013, our diluted net income per common share of $3.19, in addition to dividends declared, more than offset the impact of this yield curve shift and created value for our shareholders.

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

	Three months ended June 30,			Six months ended June 30,
	2013	% Change	2012	2013	% Change	2012

Revenues:
Gross premiums written	$1,219,805	20%	$1,014,375	$2,966,287	17%	$2,539,545
Net premiums written	993,407	24%	801,575	2,563,846	18%	2,168,762
Net premiums earned	945,873	11%	850,603	1,819,911	7%	1,696,968
Other insurance related income	435		299	1,030		931

Expenses:
Current year net losses and loss expenses	(685,014)		(542,249)	(1,177,926)		(1,098,168)
Prior year reserve development	42,115		74,612	96,613		119,840
Acquisition costs	(169,719)		(156,397)	(315,209)		(324,793)
Underwriting-related general and administrative
expenses(1)	(123,769)		(107,129)	(243,698)		(212,347)

Underwriting income(2)	$9,921	(92%)	$119,739	$180,721	(1%)	$182,431

General and administrative expenses(1)	$149,034		$161,331	$290,508		$284,984
Income before income taxes(2)	$79,063		$191,383	$400,749		$330,070

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $25,265 and $54,202, respectively, for the three months ended June 30, 2013 and 2012 and $46,810 and $72,637, respectively, for the six months ended June 30, 2013 and 2012; refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

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

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2013	Change	2012	2013	Change	2012

Insurance	$781,055	16%	$675,009	$1,377,769	15%	$1,199,689
Reinsurance	438,750	29%	339,366	1,588,518	19%	1,339,856
Total	$1,219,805	20%	$1,014,375	$2,966,287	17%	$2,539,545

% ceded
Insurance	28%	(3) pts	31%	28%	(2) pts	30%
Reinsurance	1%	0 pts	1%	1%	0 pts	1%
Total	19%	(2) pts	21%	14%	(1) pts	15%

	Net Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2013	% Change	2012	2013	% Change	2012

Insurance	$559,584	20%	$465,238	$992,264	18%	$843,853
Reinsurance	433,823	29%	336,337	1,571,582	19%	1,324,909
Total	$993,407	24%	$801,575	$2,563,846	18%	$2,168,762

Gross premiums written for the second quarter increased by $205 million, with growth emanating equally from our insurance and reinsurance segments. Together, our accident & health line and our agriculture reinsurance initiative contributed $99 million, or 48%, of this increase.

In addition to accident & health, the increase in our insurance segment was driven by continued growth in liability business, attributable to select new business opportunities and, to a lesser extent, rate increases in the U.S. wholesale excess casualty market. Continued expansion in Europe, Canada and Australia drove growth in professional lines, with renewal timing also contributing.

Liability gross premiums written were up in our reinsurance segment, as we increased our participation in the excess umbrella market in a more attractive rate environment. Our catastrophe line of business contributed further to the increase, as select new business opportunities in the U.S. more than offset the impact of rate reductions and the depreciation of the Yen against the U.S. dollar.

On a year-to-date basis, consolidated gross premiums written increased by $427 million; $249 million was attributable to our reinsurance segment, with the remaining $178 million generated by our insurance segment. Our agriculture reinsurance initiative and our accident and health line contributed $122 million and $79 million of these amounts, respectively.

Outside of the agriculture initiative and in addition to the second quarter growth in liability and catastrophe reinsurance premiums described above, expansion of our European catastrophe and motor portfolio also contributed to growth in the reinsurance segment for the six-month period. Property reinsurance gross premiums written also increased, driven by select new business opportunities in the U.S.

In addition to the increase for accident & health, growth in our insurance segment was primarily attributable to our liability and professional lines business, with the increase attributable to the same factors identified for the second quarter above.

Reductions in the ceded premium ratio for both the three and six-month periods were primarily due to business mix changes, including a greater proportion of business for which we did not purchase significant reinsurance. Further contributing were changes in our reinsurance purchasing in the insurance segment, both on an excess of loss and proportional basis.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,
	2013		2012		% Change	2013		2012		% Change

Insurance	$422,345	45%	$386,580	45%	9%	$824,224	45%	$776,837	46%	6%
Reinsurance	523,528	55%	464,023	55%	13%	995,687	55%	920,131	54%	8%
Total	$945,873	100%	$850,603	100%	11%	$1,819,911	100%	$1,696,968	100%	7%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Growth in net premiums earned for our insurance segment was primarily driven by recent growth in gross premiums written in our accident & health line. The expansion of our agriculture business in 2013 was the primary driver of the increases for our reinsurance segment.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended June 30,			Six months ended June 30,
	2013	% Point Change	2012	2013	% Point Change	2012

Current accident year loss ratio	72.4%	8.7	63.7%	64.7%	—	64.7%
Prior year reserve development	(4.4%)	4.3	(8.7%)	(5.3%)	1.7	(7.0%)
Acquisition cost ratio	17.9%	(0.5)	18.4%	17.3%	(1.8)	19.1%
General and administrative expense ratio(1)	15.8%	(3.1)	18.9%	16.0%	(0.8)	16.8%
Combined ratio	101.7%	9.4	92.3%	92.7%	(0.9)	93.6%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 2.7% and 6.4%, respectively, for the three months ended June 30, 2013 and 2012 and 2.6% and 4.3%, respectively, for the six months ended June 30, 2013 and 2012. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio

The increase in the current accident year loss ratio for the second quarter was primarily attributable to natural catastrophe and weather-related losses. During the second quarter of 2013, we recognized aggregate natural catastrophe and weather-related pre-tax net losses (net of related reinstatement premiums) of $140 million; tornadoes and hailstorms in the U.S. made the largest contribution to this amount, with flooding in Canada, Argentina and Europe also significant. Comparatively, we recognized $55 million of pre-tax net losses (net of related reinstatement premiums) related to second quarter U.S. weather events during the three months ended June 30, 2012.

During the six months ended June 30, 2013, we recognized aggregate pre-tax natural catastrophe and weather-related net losses (net of related reinstatement premiums) of $153 million, primarily driven by the second quarter events noted above. Comparatively, we recognized $100 million of pre-tax net losses (net of related reinstatement premiums) related to first and second quarter U.S. weather events in the first half of 2012. From a ratio perspective, growth in net premiums earned and a number of other factors, none of which was particularly significant, eliminated the impact of this modest period-over-period increase.

Prior Year Reserve Development

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Insurance	$6,693	$35,394	$12,290	$50,289
Reinsurance	35,422	39,218	84,323	69,551
Total	$42,115	$74,612	$96,613	$119,840

Overview

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for liability reinsurance and professional lines reinsurance business also contributed in 2013 and 2012, respectively.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $32 million and $68 million, respectively, of the total net favorable prior year reserve development in the second quarter of 2013 and 2012. For the six months ended June 30, 2013 and 2012, these short-tail lines contributed $62 million and $87 million, respectively, of net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. As a result, during the first half of 2013, we recognized $38 million of net favorable prior year reserve development, primarily emanating from the 2004 through 2007 accident years.

Our professional lines reinsurance business contributed further net favorable prior year reserve development of $26 million in the six months ended June 30, 2012. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2009 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.
Estimates of Natural Catastrophe and Weather Related-Losses
The frequency and severity of natural catastrophe and weather activity was high in recent years and our June 30, 2013 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami, the three New Zealand earthquakes and the recent Canadian, European and Argentinian floods, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
Our estimated net losses for natural catastrophe and weather events are derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. These assessments take into account the latest information available from clients, brokers and loss adjusters. In addition, we consider industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate. Our estimates remain subject to change, as additional loss data becomes available.
The $97 million of net favorable prior year development recognized during the first six months of 2013 includes an aggregate $25 million of adverse development for the natural catastrophe and weather events of the 2010 through 2012 calendar years. This includes a number of increases and decreases by event, based on updated data and analyses, the most material of which was a $28 million increase for the February Christchurch, New Zealand earthquake ("New Zealand II").
Comparatively, there was no material change in our aggregate estimate for the events of 2010 and 2011 during the first six months of 2012, though updated data and analyses resulted in revisions to our estimated ultimate losses for each of the three New Zealand earthquakes.

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Property and other	$8,611	$30,419	$13,966	$35,064
Marine	10,741	9,235	23,870	14,767
Aviation	2,607	1,435	5,758	2,757
Credit and political risk	(11)	(19)	(19)	(57)
Professional lines	(14,453)	(2,851)	(16,109)	1,485
Liability	(802)	(2,825)	(15,176)	(3,727)
Total	$6,693	$35,394	$12,290	$50,289

In the second quarter of 2013, we recognized $7 million of net favorable prior year reserve development, the principal components of which were:

•	$9 million of net favorable prior year reserve development on property and other business, largely related to the 2010 and 2011 accident years and driven by better than expected loss emergence.

•	$11 million of net favorable prior year reserve development on marine business, spanning a number of accident years and driven by better than expected loss emergence.

•
$14 million of net adverse prior year reserve development on professional lines business, primarily emanating from the 2009 accident year and driven by recent developments on certain global financial crisis-related claims. The impact of these developments was partially muted by the recognition of favorable experience for business not impacted by the global financial crisis.

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

For the first six months of 2013, we recognized $12 million of net favorable prior year reserve development, the principal components of which were:

•	$14 million of net favorable prior year reserve development on property and other business, largely related to the 2010 and 2011 accident years and driven by better than expected loss emergence.

•
$24 million of net favorable prior year reserve development on marine business, spanning a number of accident years and driven by better than expected loss emergence. This included $13 million of net favorable development related to offshore energy business.

•	$16 million of net adverse prior year reserve development on professional lines, driven by the second quarter developments discussed above.

•	$15 million of net adverse prior year reserve development on liability business, related to developments on two particular circumstances and pertaining to the 2007 and 2011 accident years.

Included in the $12 million of net favorable prior year reserve development was an aggregate increase of $5 million for the natural catastrophe and significant weather events of the 2010 through 2012 calendar years. See 'Estimates of Natural Catastrophe and Weather-Related Losses' above.

For the first six months of 2012, we recognized $50 million of net favorable prior year reserve development, the principal components of which were:

•
$35 million of net favorable prior year reserve development on our property and other business, largely related to the 2009 through 2011 accident years and driven by better than expected loss emergence. Also included in this amount was $10 million of net favorable prior year development on the 2008 accident year, largely due to the Hurricane Ike-related settlements noted above.

•
$15 million of net favorable prior year reserve development on marine business, spanning a number of accident years and related to better than expected loss emergence. The majority of this, $12 million, related to offshore energy business.

Reinsurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Property and other	$10,030	$26,771	$18,855	$34,431
Credit and surety	12,371	7,392	21,965	11,280
Professional lines	1,831	6,510	9,759	25,858
Motor	(10,864)	(266)	(4,351)	(931)
Liability	22,054	(1,189)	38,095	(1,087)
Total	$35,422	$39,218	$84,323	$69,551

In the second quarter of 2013, we recognized $35 million of net favorable prior year reserve development, the principal components of which were:

•	$10 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence.

•
$12 million of net favorable prior year reserve development on trade credit and surety reinsurance business, primarily related to the 2012 accident year and driven by better than expected loss emergence.

•	$22 million of net favorable prior year reserve development on liability reinsurance business for the reasons discussed in the overview.

In the second quarter of 2012, we recognized $39 million of net favorable prior year reserve development, the principal components of which were:

•
$27 million of net favorable prior year reserve development on property and other business. Net favorable development was evident across all accident years, with the exception of 2011, and was largely due to better than expected loss emergence. We recognized net adverse development of $12 million on the 2011 accident year, driven by the revision in our estimates for New Zealand II/III as noted under 'Estimates for Natural Catastrophe and Significant Weather-Related Losses'.

•
$7 million of net favorable prior year reserve development on trade credit and surety reinsurance business, largely related to the 2009 through 2011 accident years, in recognition of better than expected loss emergence.

•	$7 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2007 accident year and for the reasons discussed in the overview.

For the first six months of 2013, we recognized $84 million of net favorable prior year reserve development, the principal components of which were:

•
$19 million of net favorable prior year reserve development on property and other business, largely driven by better than expected loss emergence on the 2010 and 2012 accident years, outside of business impacted by the events noted below.

•
$22 million of net favorable prior year reserve development on trade credit and surety reinsurance business, primarily related to the 2012 and, to a lesser extent 2009 through 2011, accident years and driven by better than expected loss emergence.

•
$10 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2007 and 2008 accident years and driven by better than expected loss emergence.

•	$38 million of net favorable prior year reserve development on liability reinsurance business for the reasons discussed in the overview.

Included in the $84 million of net favorable prior year reserve development was an aggregate increase of $20 million for the natural catastrophe and significant weather events of the 2010 through 2012 calendar years. See 'Estimates of Significant Natural Catastrophe and Weather-Related Losses' above.

For the first six months of 2012, we recognized $70 million of net favorable prior year reserve development, the principal components of which were:

•	$34 million of net favorable prior year reserve development on property and other business, consisting largely of:

•
$24 million of net favorable development on catastrophe and property business. Net favorable development was evident across all accident years, with the exception of 2011, and was largely due to better than expected loss emergence. We recognized net adverse development of $19 million on the 2011 accident year, driven by the revision in our estimates for New Zealand II/III as noted under 'Estimates for Natural Catastrophe and Significant Weather Events'.

•
$9 million of net favorable development on agriculture business. Of this amount, $5 million related to the 2011 accident year and was largely due to updated information for one particular claim; the remainder related to the 2010 accident year and was due to better than expected loss emergence.

•
$11 million of net favorable prior year reserve development on trade credit and surety reinsurance business, largely related to the 2009 through 2011 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•	$26 million of net favorable prior year reserve development on professional lines reinsurance business, primarily for the 2005 through 2007 accident years for the reasons discussed in the overview.

Acquisition Cost Ratio: The reduction in the acquisition cost ratio for the six-month period is reflective of decreases in both segments. While the reduction in reinsurance was driven by accruals for loss-sensitive features in underlying contracts, business mix changes drove the decrease in insurance.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2013	% Change	2012	2013	% Change	2012

Revenues:
Gross premiums written	$781,055	16%	$675,009	$1,377,769	15%	$1,199,689
Net premiums written	559,584	20%	465,238	992,264	18%	843,853
Net premiums earned	422,345	9%	386,580	824,224	6%	776,837
Other insurance related income	435		299	1,030		931

Expenses:
Current year net losses and loss expenses	(337,685)		(261,294)	(560,618)		(517,912)
Prior year reserve development	6,693		35,394	12,290		50,289
Acquisition costs	(58,749)		(58,654)	(116,009)		(119,808)
General and administrative expenses	(88,526)		(77,770)	(175,415)		(155,214)

Underwriting income (loss)	$(55,487)	nm	$24,555	$(14,498)	nm	$35,123

Ratios:		% Point Change			% Point Change
Current year loss ratio	80.0%	12.4	67.6%	68.0%	1.3	66.7%
Prior year reserve development	(1.6%)	7.6	(9.2%)	(1.5%)	5.0	(6.5%)
Acquisition cost ratio	13.9%	(1.3)	15.2%	14.1%	(1.3)	15.4%
General and administrative ratio	20.9%	0.8	20.1%	21.3%	1.3	20.0%
Combined ratio	113.2%	19.5	93.7%	101.9%	6.3	95.6%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended June 30,					Six months ended June 30,
	2013		2012		% Change	2013		2012		% Change

Property	$228,741	29%	$228,962	33%	—%	$380,165	28%	$366,212	30%	4%
Marine	88,047	11%	91,652	14%	(4%)	167,940	12%	177,101	15%	(5%)
Terrorism	9,478	1%	11,167	2%	(15%)	17,691	1%	17,915	1%	(1%)
Aviation	12,321	2%	15,857	2%	(22%)	15,697	1%	19,531	2%	(20%)
Credit and political risk	19,537	3%	5,124	1%	281%	29,540	2%	8,726	1%	239%
Professional lines	262,611	34%	243,258	36%	8%	422,373	31%	388,861	32%	9%
Liability	104,952	13%	73,810	11%	42%	162,762	12%	119,220	10%	37%
Accident & health	55,368	7%	5,179	1%	nm	181,601	13%	102,123	9%	78%
Total	$781,055	100%	$675,009	100%	16%	$1,377,769	100%	$1,199,689	100%	15%

nm – not meaningful

Our accident & health line contributed 47% and 45%, respectively, of the $106 million and $178 million increases in gross premiums written for the three and six months ended June 30, 2013; this growth was driven by expansion of U.S. and international reinsurance business assumed. Growth in our liability and professional lines business also contributed meaningfully to the increases for the quarter and year to date. Liability growth was attributable to select new business opportunities and, to a lesser extent, rate increases in the U.S. wholesale excess casualty market. Continued expansion in Europe, Canada and Australia drove growth in professional lines, with renewal timing also contributing to the quarterly increase.

While property premiums were broadly comparable for the first half of the year, rate increases and new business opportunities more than offset reductions driven by the non-renewal of certain catastrophe-exposed business written through managing general agents ("MGAs") and by renewal timing. After observing an improvement in market conditions, we re-entered the U.S. primary casualty market in the first quarter of 2013; writings to date are insignificant.

Premiums Ceded: Premiums ceded in the current quarter were $221 million, or 28% of gross premiums written, compared with $210 million, or 31% in the comparable period in 2012. For the first six months of 2013, premiums ceded were $386 million, or 28% of gross premiums written, compared with $356 million, or 30% of gross premiums written, in the same period of 2012. Business mix changes, including growth in our accident & health business for which we did not purchase significant reinsurance, were the primary driver of the reduction in the ceded ratio for each period. Further contributing were reductions related to changes in our reinsurance purchasing on both an excess of loss and proportional basis. The excess of loss changes were driven by both retention and rate, while the impact of proportional changes related to reductions in the cession rates on our professional lines and liability programs on renewal during during 2013.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2013		2012		% Change	2013		2012		% Change

Property	$111,957	26%	$108,749	29%	3%	$220,070	26%	$209,859	28%	5%
Marine	44,179	10%	40,488	10%	9%	87,698	11%	84,620	11%	4%
Terrorism	11,115	3%	9,530	2%	17%	21,395	3%	18,803	2%	14%
Aviation	12,443	3%	15,070	4%	(17%)	25,752	3%	30,548	4%	(16%)
Credit and political risk	17,458	4%	21,336	6%	(18%)	35,427	4%	44,125	6%	(20%)
Professional lines	141,891	34%	139,911	36%	1%	280,021	34%	281,927	36%	(1%)
Liability	25,171	6%	21,016	5%	20%	47,360	6%	41,739	5%	13%
Accident & health	58,131	14%	30,480	8%	91%	106,501	13%	65,216	8%	63%
Total	$422,345	100%	$386,580	100%	9%	$824,224	100%	$776,837	100%	6%

Growth in our accident & health line, commensurate with gross premiums written growth in recent periods following the launch of this product offering in 2010, was the primary driver of the increase in net premiums earned. The increase for property for the six-month period was largely driven by reinsurance purchasing changes.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2013	% Point Change	2012	2013	% Point Change	2012

Current accident year	80.0%	12.4	67.6%	68.0%	1.3	66.7%
Prior year reserve development	(1.6%)	7.6	(9.2%)	(1.5%)	5.0	(6.5%)
Loss ratio	78.4%	20.0	58.4%	66.5%	6.3	60.2%

Current Accident Year Loss Ratio

The increases in the insurance segment's current accident year loss ratios for both the quarter and year to date were primarily attributable to natural catastrophe and weather-related losses.

During the second quarter of 2013, we recognized aggregate natural catastrophe and weather-related pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) of $90 million, primarily emanating from tornadoes and hailstorms in the U.S. and flooding in Argentina and Canada. Comparatively, we recognized $35 million of pre-tax net losses related to second quarter U.S. weather events during the three months ended June 30, 2012.

For the six-month period of 2013, natural catastrophe and weather-related pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) aggregated to $97 million, primarily driven by the second quarter events noted above. Comparatively, we recognized $53 million of pre-tax net losses related to first and second quarter U.S. weather events during the first six months of 2012.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The reductions in the segment's acquisition cost ratio for both the quarter and year to date were due to a number of factors, including changes in certain ceded reinsurance programs effected in 2012 and a recent reduction in the volume of business sourced through MGAs.

General and Administrative Expense Ratio: Total general and administrative expenses increased for the quarter and year to date, primarily attributable to additional staffing costs associated with the continued build-out of the segment's global platform. Growth in net premiums earned partially muted the impact from a general and administrative expense ratio perspective.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2013	% Change	2012	2013	% Change	2012

Revenues:
Gross premiums written	$438,750	29%	$339,366	$1,588,518	19%	$1,339,856
Net premiums written	433,823	29%	336,337	1,571,582	19%	1,324,909
Net premiums earned	523,528	13%	464,023	995,687	8%	920,131

Expenses:
Current year net losses and loss expenses	(347,329)		(280,955)	(617,308)		(580,256)
Prior year reserve development	35,422		39,218	84,323		69,551
Acquisition costs	(110,970)		(97,743)	(199,200)		(204,985)
General and administrative expenses	(35,243)		(29,359)	(68,283)		(57,133)

Underwriting income	$65,408	(31%)	$95,184	$195,219	33%	$147,308
Ratios:		% Point Change			% Point Change
Current year loss ratio	66.3%	5.8	60.5%	62.0%	(1.1)	63.1%
Prior year reserve development	(6.7%)	1.7	(8.4%)	(8.5%)	(0.9)	(7.6%)
Acquisition cost ratio	21.2%	0.1	21.1%	20.0%	(2.3)	22.3%
General and administrative ratio	6.7%	0.4	6.3%	6.9%	0.7	6.2%
Combined ratio	87.5%	8.0	79.5%	80.4%	(3.6)	84.0%

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended June 30,						Six months ended June 30,
	2013		2012		% Change	Excluding FX Impact	2013		2012		% Change	Excluding FX Impact

Catastrophe	$138,461	31%	$124,237	36%	11%	15%	$306,264	20%	$270,660	20%	13%	14%
Property	63,457	14%	58,604	17%	8%	9%	285,333	18%	241,050	18%	18%	18%
Professional lines	57,406	13%	47,561	14%	21%	21%	147,961	9%	160,902	12%	(8%)	(8%)
Credit and surety	20,327	5%	22,670	7%	(10%)	(10%)	228,635	14%	226,618	17%	1%	(1%)
Motor	16,557	4%	17,876	5%	(7%)	(7%)	241,548	15%	216,086	16%	12%	8%
Liability	78,868	18%	56,096	17%	41%	41%	178,456	11%	150,723	11%	18%	18%
Agriculture	55,319	13%	6,920	2%	nm	nm	135,336	9%	13,521	1%	nm	nm
Engineering	5,741	1%	6,783	2%	(15%)	(15%)	46,653	3%	49,819	4%	(6%)	(7%)
Other	2,614	1%	(1,381)	—%	nm	nm	18,332	1%	10,477	1%	75%	74%
Total	$438,750	100%	$339,366	100%	29%	31%	$1,588,518	100%	$1,339,856	100%	19%	18%

nm – not meaningful

Our agriculture line of business represents a targeted expansion opportunity and contributed approximately half of the $99 million growth in gross premiums written for the second quarter; this business largely related to January 1st business bound late due to market delays. The remaining growth was largely attributable to an increase in liability business, as we increased our participation in the excess umbrella market in a more attractive rate environment. Catastrophe premiums also increased, driven by select new business opportunities in the U.S., which more than offset the impact of rate reductions and the depreciation of the Yen against the U.S. dollar (the impact of which is evident in the table above).

On a year-to-date basis, our agriculture initiative was also the primary driver of expansion in gross premiums written, contributing $122 million of the $249 million increase; quota share business in the United States comprised the majority of the increase, with excess of loss business in Asia also contributing. Expansion of our European portfolio contributed to growth for both catastrophe and motor. Catastrophe premiums were bolstered further by U.S. business in the second quarter, as noted above. With respect to motor, we increased our participation in the U.K. motor market (primarily on a quota share basis), with foreign exchange rate movements (discussed further below) also contributing to the increase. In the U.S., a number of cedants restructured programs and increased retentions. This, as well as changes in renewal timing, drove the reduction for professional lines. Growth for both Property and Liability was driven by select new business opportunities in the U.S., including the expansion in excess umbrella business noted for the second quarter.

The majority of our European reinsurance business renews at January 1st. As a result, the impact of foreign exchange rate movements on our gross premiums written is greatest for the first quarter of each year. For the first six months of 2013, gross premiums written were favorably impacted by a weaker U.S. dollar at January 1st, most significantly against Sterling and the euro; the impact is highlighted in the table above.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2013		2012		% Change	2013		2012		% Change

Catastrophe	$97,663	18%	$91,431	20%	7%	$191,755	19%	$182,731	19%	5%
Property	88,364	17%	88,913	19%	(1%)	173,211	17%	174,306	19%	(1%)
Professional lines	75,567	14%	74,466	16%	1%	146,046	15%	146,135	16%	—%
Credit and surety	71,485	14%	68,367	15%	5%	138,144	14%	137,327	15%	1%
Motor	62,070	12%	62,083	13%	—%	118,667	12%	121,637	13%	(2%)
Liability	60,338	12%	54,684	12%	10%	118,749	12%	108,480	12%	9%
Agriculture	46,376	9%	4,187	1%	nm	68,769	7%	7,712	1%	nm
Engineering	16,687	3%	17,581	4%	(5%)	31,133	3%	34,967	4%	(11%)
Other	4,978	1%	2,311	—%	115%	9,213	1%	6,836	1%	35%
Total	$523,528	100%	$464,023	100%	13%	$995,687	100%	$920,131	100%	8%

nm – not meaningful

Expansion of our agriculture business in 2013, described above, was the primary driver of the increase in net premiums earned for both periods.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2013	% Point Change	2012	2013	% Point Change	2012

Current accident year	66.3%	5.8	60.5%	62.0%	(1.1)	63.1%
Prior year reserve development	(6.7%)	1.7	(8.4%)	(8.5%)	(0.9)	(7.6%)
Loss ratio	59.6%	7.5	52.1%	53.5%	(2.0)	55.5%

Current Accident Year Loss Ratio

The increase in the reinsurance segment's current accident year loss ratio for the second quarter was primarily attributable to natural catastrophe and weather-related losses. During the second quarter of 2013, we recognized aggregate natural catastrophe and weather-related pre-tax net losses (net of related reinstatement premiums) of $50 million, primarily emanating from flooding in Europe and Canada. Comparatively, we recognized $20 million of pre-tax net losses related to second quarter U.S. weather events during the three months ended June 30, 2012.

Pre-tax natural catastrophe and weather-related net losses similarly impacted results for each of the six-month periods. We recognized aggregate natural catastrophe and weather-related pre-tax net losses (net of related reinstatement premiums) of $56 million in the first half of 2013, primarily driven by the second quarter events noted above. Comparatively, we recognized $47 million of of pre-tax net losses (net of related reinstatement premiums) related to first and second quarter U.S. weather events in the first half of 2012. From a ratio perspective, growth in net premiums earned and a number of other factors, none of which were particularly significant, more than offset the impact of this modest period-over-period increase.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: For the six-month period, accruals related to loss-sensitive features in reinsurance contracts reduced the segment's acquisition cost ratio; conversely, such accruals increased the acquisition cost ratio for the first half of 2012.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2013	% Change	2012	2013	% Change	2012

Corporate expenses	$25,265	(53%)	$54,202	$46,810	(36%)	$72,637
Foreign exchange gains	(10,320)	(71%)	(36,162)	(45,201)	188%	(15,715)
Interest expense and financing costs	15,260	1%	15,170	31,095	1%	30,807
Income tax expense (benefit)	(4,662)	nm	2,317	5,469	6%	5,165
Total	$25,543	(28%)	$35,527	$38,173	(59%)	$92,894

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.7% and 2.6%, respectively, for the three and six months ended June 30, 2013, compared to 6.4% and 4.3%, respectfully, for the same periods in 2012. Separation payments and accelerated and incremental share-based compensation costs aggregating to $34 million were recognized in conjunction with our senior leadership transition during the second quarter of 2012. Excluding these amounts, corporate expenses as a percentage of net premiums earned were 2.4% and 2.3% for the three and six months ended June 30, 2012, respectively.

Foreign Exchange Gains: Some of our business is written in currencies other than the U.S. dollar. The foreign exchange gains for all periods presented were largely driven by the re-measurement of net insurance-related liabilities. Depreciation of the Australian dollar was the primary driver of the gain for the second quarter of 2013, though this was significantly offset by appreciation of the euro; depreciation in the Australian dollar, as well as Sterling, drove the gain for the six month period. Comparatively, depreciation of the euro was the primary driver of the gains for the three and six month periods ended June 30, 2012.

Income Tax Expense (Benefit): Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense (benefit) divided by income before tax, was (5.9%) and 1.4% for the three and six months ended June 30, 2013, respectively, compared to 1.2% and 1.6% in the same periods of 2012. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors.

We generated consolidated pre-tax net income for the three months ended June 30, 2013; however, the magnitude of natural catastrophe and weather-related losses borne by our U.S. and European operations drove the recognition of an income tax benefit for the period.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended June 30,			Six months ended June 30,
	2013	% Change	2012	2013	% Change	2012

Fixed maturities	$74,503	(3%)	$76,544	$144,185	(8%)	$156,181
Other investments	11,848	nm	(2,304)	55,279	45%	38,116
Equities	3,134	(38%)	5,071	4,548	(26%)	6,180
Cash and cash equivalents	1,265	(24%)	1,663	2,533	(23%)	3,271
Short-term investments	397	nm	33	929	nm	188
Gross investment income	91,147	13%	81,007	207,474	2%	203,936
Investment expense	(8,035)	23%	(6,558)	(15,455)	15%	(13,464)
Net investment income	$83,112	12%	$74,449	$192,019	1%	$190,472

Pre-tax yield:(1)
Fixed maturities	2.5%		2.7%	2.5%		2.8%

nm - not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Despite larger average investment balances during the period, net investment income and pre-tax yields declined during 2013 for both periods presented due to the prevailing low interest rate environments in both the U.S. and European markets.

Equities

The decrease in dividend income (net of withholding taxes) in the current quarter and year-to-date is mainly due to smaller average holdings on our common stocks and equity exchange traded funds ("ETFs").

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Hedge funds	$6,776	$(11,938)	$40,254	$25,092
CLO - Equities	5,072	9,634	15,025	13,024
Total net investment income from other investments	$11,848	$(2,304)	$55,279	$38,116

Pre-tax return on other investments	1.2%	(0.3%)	5.9%	5.1%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Total net investment income from other investments increased this quarter and year-to-date over the comparable periods of 2012 primarily due an increase in the amount invested in hedge funds and the performance of the global equity markets which continued their strong performance in 2013 and translated into higher valuations for our hedge funds.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

On sale of investments:
Fixed maturities and short-term investments	$4,817	$31,898	$20,174	$51,938
Equity securities	6,417	(10)	29,272	2,285
	11,234	31,888	49,446	54,223
OTTI charges recognized in earnings	(5,127)	(13,739)	(6,025)	(17,648)
Change in fair value of investment derivatives	10,128	6,697	17,292	815
Fair value hedges	—	5,559	—	7,506
Net realized investment gains	$16,235	$30,405	$60,713	$44,896

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. Lower net gains during the current quarter are reflective of the significant declines in pricing for our fixed maturities as well as net realized gains taken in previous quarters. The primary sources of the net realized gains on fixed maturities during the current quarter were corporate debt (both investment-grade and high yield) and municipals, compared to the primary sources being investment-grade corporate debt and non-U.S government debt securities in the same period of 2012.

Improvements in global equity markets during 2013 enabled us to realize net gains on sales of our equity securities (both common stock and previously impaired ETFs) during the quarter. These net gains added to significant net gains realized in the first quarter of 2013, as equity securities were sold to fund incremental investments in hedge funds.

OTTI charges

For the three and six months ended June 30, 2013, OTTI charges were driven primarily by impairments on investment-grade corporate debt securities that we intended to sell in July, 2013. Comparatively, for both periods in 2012, OTTI charges were driven mostly by impairments on equities, including $9 million of losses on ETFs where we were no longer able to assert that we had the intent to hold the securities until full recovery of cost due to the anticipated future reallocation to other asset classes.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange contracts. During 2013, our economic hedges related primarily to securities denominated in Sterling, Canadian dollar, Australian dollar, euro and Mexican peso. The net gains for the quarter were primarily driven by our economic hedges of our exposures to the Australian dollar (which declined 12% against the U.S dollar) and the Canadian dollar (which experienced significant intra-quarter volatility). These hedges did not qualify for fair value hedge accounting and accordingly, the corresponding net unrealized losses on the economically hedged securities are recorded as part of accumulated other comprehensive income in shareholders’ equity.

Fair value hedges

During 2012, we sold all available for sale fixed maturities in the portfolios that qualified for hedge accounting and settled all of the associated foreign exchange forward contracts.

Foreign denominated assets and liabilities will continue to be substantially matched, in order to minimize any foreign exchange impact.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net investment income	$83,112	$74,449	$192,019	$190,472
Net realized investments gains	16,235	30,405	60,713	44,896
Change in net unrealized gains/losses, net of currency hedges	(294,725)	(33,094)	(350,580)	124,231
Total	$(195,378)	$71,760	$(97,848)	$359,599

Average cash and investments(1)	$14,630,809	$13,954,706	$14,567,669	$13,902,059

Total return on average cash and investments, pre-tax(2)	(1.3%)	0.5%	(0.7%)	2.6%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)
Excluding the impact of foreign exchange fluctuation of unhedged portfolios that match foreign-denominated net insurance liabilities, the total return for the three and six months ended June 30 2013 would be (1.2%) and (0.2%) respectively (2012: 0.7% and 2.5%, respectively).

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	June 30, 2013		December 31, 2012
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$11,687,387	$11,644,912	$11,605,672	$11,928,049
Equities	546,531	618,795	608,306	666,548
Other investments	805,652	962,315	730,101	843,437
Short-term investments	45,904	45,904	108,860	108,860
Total investments	$13,085,474	$13,271,926	$13,052,939	$13,546,894

Cash and cash equivalents(1)	$1,116,248	$1,116,248	$850,550	$850,550

(1)	Includes restricted cash and cash equivalents of $105 million and $91 million for 2013 and 2012, respectively.

The cost of our fixed maturities increased by $82 million from December 31, 2012, primarily due to investing a portion of our operating cash flows generated during the year. The $283 million decrease in the fair value of our fixed maturities was driven by pricing deterioration as a result of the upward shift in sovereign yield curves and the widening of credit spreads.

The cost of our other investments increased during the first half of 2013 as funds were reallocated from equities to hedge funds. This also drove the increase in the fair value of our other investments but was further aided by the $55 million of net income generated by other investments during the first half of 2013. The decrease in the fair value of our equities caused by this reallocation to hedge funds was partly offset by the strong performance of the global equity markets during the first half of 2013.

The following provides a further analysis on our investment portfolio by asset classes.

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	June 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,338,814	11%	$1,422,885	13%
Non-U.S. government	1,176,949	10%	1,104,576	9%
Corporate debt	3,479,916	30%	3,876,382	32%
Agency RMBS	2,333,624	20%	2,659,908	22%
CMBS	774,650	7%	840,084	7%
Non-Agency RMBS	88,866	1%	95,199	1%
ABS	911,681	8%	643,206	5%
Municipals(1)	1,540,412	13%	1,285,809	11%
Total	$11,644,912	100%	$11,928,049	100%

Credit ratings:
U.S. government and agency	$1,338,814	11%	$1,422,885	13%
AAA(2)	4,174,137	36%	4,791,455	39%
AA	1,735,391	15%	1,175,205	10%
A	2,133,402	18%	2,215,326	19%
BBB	1,343,038	12%	1,473,388	12%
Below BBB(3)	920,130	8%	849,790	7%
Total	$11,644,912	100%	$11,928,049	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS.

(3)	Non-investment grade securities.

During the first half of 2013, we increased our allocation to CLO Debt securities which form part of our ABS category. These purchases were funded by sales across all fixed maturity asset classes, but mainly other ABS. This allocation is anticipated to improve overall portfolio yield and reduce the impact of potential future increases in interest rates while not compromising the high credit quality of our fixed maturities portfolio. These securities were purchased primarily as new issues and all had ratings of AA- or better. In addition, our allocation to municipals was increased due to attractive after-tax valuations.

At June 30, 2013, our fixed maturities had a weighted average credit rating of AA- (2012: AA-) and an average duration of 3.5 years (2012: 3.0 years). When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $12.8 billion), the average credit rating would be unchanged and the average duration would be 3.2 years (2012: 2.8 years). The increase in duration during 2013 is mainly due to lower assumed future prepayment speeds on our MBS holdings.

During the year, net unrealized gains/losses moved from a net unrealized gain of $248 million at December 31, 2012 to a net unrealized loss of $42 million at June 30, 2013. The asset classes experiencing the largest declines were corporate debt, agency RMBS and non-U.S. government debt, all of which were negatively impacted by the upward shift in sovereign yield curves. Corporate debt was also modestly impacted negatively by the widening of credit spreads on both investment-grade and high yield issues.

Equities

During the year, net unrealized gains improved from $58 million at December 31, 2012 to $72 million at June 30, 2013. The improvement was a result of the strong performance of the global equity markets during the first half of 2013.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	June 30, 2013		December 31, 2012

Hedge funds
Long/short equity funds	$397,917	41%	$302,680	36%
Multi-strategy funds	264,688	28%	244,075	29%
Event-driven funds	192,185	20%	171,479	20%
Leveraged bank loan funds	50,249	5%	62,768	8%
Total hedge funds	905,039	94%	781,002	93%

Direct lending funds	4,232	—%	—	—%

Total hedge and direct lending funds	909,271	94%	781,002	93%

CLO - Equities	53,044	6%	62,435	7%
Total other investments	$962,315	100%	$843,437	100%

The increase in the fair value of our hedge funds during 2013 reflects net subscriptions of $84 million and $40 million of price appreciation as our hedge funds benefited from the strong performance of the global equity markets during the first half of 2013.

We have made total commitments of $110 million to managers of direct lending funds. To date, $4 million of our total commitment has been called.

The decrease in the fair value of our CLO - Equities since December 31, 2012, was due to $15 million of improved valuations, offset by the receipt of $24 million of cash distributions, including $9 million from the partial liquidation of one of our holdings which has reached the end of its investment term.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a general discussion of our liquidity and capital resources. During the first six months of 2013, we:

•	replaced our existing credit facility, which was set to expire in August;

•	effectively reduced the dividend rate on our preferred equity capital through two separate transactions; and

•	continued the execution of common share repurchases under the program authorized by our Board of Directors.

The following table summarizes our consolidated capital for the periods indicated:

	June 30, 2013	December 31, 2012

Long-term debt	$995,546	$995,245

Preferred shares	627,843	502,843
Common equity	4,934,104	5,276,918
Shareholders’ equity	5,561,947	5,779,761
Total capital	$6,557,493	$6,775,006

Ratio of debt to total capital	15.2%	14.7%

Ratio of debt and preferred equity to total capital	24.8%	22.1%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength. A company with higher ratios in comparison to industry average may show weak financial strength because the cost of its debts may adversely affect results of operations and/or increase its default risk. An upward shift in sovereign yield curves in the second quarter of 2013 drove a reduction in the fair value of our fixed maturity portfolio and, therefore, our common equity. While we believe that our financial flexibility remains strong, further interest rate increases may result in an increase in our financial leverage ratios.

Credit Facility

On March 26, 2013, in advance of the scheduled August expiration, we terminated and replaced our previously existing credit facility. AXIS Capital and certain subsidiaries are now party to a $250 million credit facility (the "Credit Facility"), which was issued by a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the "Facility Documents") and will expire in March 2017. At the request of the Company and subject to the satisfaction of certain conditions, the aggregate commitment available under the Credit Facility may be increased by up to $150 million. Under the terms of the Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate commitment available. Interest on loans issued under the Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. Letters of credit issued under the Credit Facility would principally be used to support the (re)insurance obligations of our operating subsidiaries. Each of AXIS Capital, AXIS Specialty Finance LLC and AXIS Specialty Holdings Bermuda Limited guarantee the obligations of the other parties to the Credit Facility. The Credit Facility is subject to certain non-financial covenants that we believe are customary for facilities of this type, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Facility Documents.

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

At June 30, 2013, this facility required a minimum consolidated net worth of $3.934 billion and our actual consolidated net worth, as calculated under the provisions of the Credit Facility, was $5.533 billion. We had a consolidated debt to total capital ratio, calculated in accordance with the Credit Facility provisions, of 0.15 to 1 and each each of our material (re)insurance subsidiaries party to the agreement had an A.M. Best financial strength rating of A.

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

At June 30, 2013, there were no borrowings or letters of credit outstanding under the Credit Facility and we were in compliance with all related covenants.

In advance of the scheduled expiration of our LOC Facility on December 31, 2013, we are currently evaluating alternatives, including renewal of the facility. We believe that we will be able to continue to meet the ongoing collateral requirements of our clients.

Preferred Share Transactions

During May 2013, we issued 9 million newly designated 5.50% Series D preferred shares with a liquidation preference of $25.00 per share for gross proceeds of $225 million. Dividends on the Series D preferred shares are non-cumulative; to the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum. We may redeem the shares on or after June 1, 2018 at a redemption price of $25.00 per share.

Concurrent with the closing of the Series D preferred share issuance, we redeemed the 4 million 7.25% Series A preferred shares outstanding at the $25.00 per share redemption price for a total of $100 million.

On a combined basis, these two transactions resulted in a 57 basis point reduction in the weighted average annual dividend rate on our preferred equity capital base.

During the six months ended June 30, 2013, our common equity decreased by $343 million. The following table reconciles our opening and closing common equity positions:

Six months ended June 30,	2013

Common equity - opening	$5,276,918
Net income	395,280
Shares repurchased for treasury	(359,025)
Change in unrealized appreciation on available for sale investments, net of tax	(319,340)
Common share dividends	(59,363)
Foreign currency translation adjustment	(18,527)
Preferred share dividends	(16,938)
Series D preferred share issue costs (included in additional paid-in capital)	(6,551)
Share-based compensation expense recognized in equity	26,830
Stock options exercised and other	14,820
Common equity - closing	$4,934,104

During the first six months of 2013, we repurchased 8.5 million common shares for a total of $359 million (including $341 million pursuant to our Board-authorized share repurchase program and $18 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan). At July 30, 2013, the remaining authorization under the common share repurchase program approved by our Board of Directors was $409 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

Our net paid losses may increase in the short-term, due to the significant level of natural catastrophe and weather activity in recent years. However, we continue to expect that cash flows generated from our operations, combined with the liquidity provided by our investment portfolio, will be sufficient to cover our required cash outflows and other contractual commitments through the foreseeable future.

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

NEW ACCOUNTING STANDARDS

At July 30, 2013, there were no recently issued accounting pronouncements where our adoption of such guidance was pending.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2013, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income available to common shareholders	$72,447	$168,152	$375,261	$290,150
Net realized investment gains, net of tax(1)	(14,604)	(28,854)	(55,674)	(40,064)
Foreign exchange gains, net of tax(2)	(10,879)	(35,853)	(45,132)	(15,526)
Loss on repurchase of preferred shares, net of tax(3)	3,081	9,387	3,081	14,009
Operating income	$50,045	$112,832	$277,536	$248,569

Earnings per common share - diluted	$0.62	$1.35	$3.19	$2.31
Net realized investment gains, net of tax	(0.13)	(0.23)	(0.48)	(0.32)
Foreign exchange losses, net of tax	(0.09)	(0.29)	(0.38)	(0.12)
Loss on repurchase of preferred shares, net of tax	0.03	0.07	0.03	0.11
Operating income per common share - diluted	$0.43	$0.90	$2.36	$1.98

Weighted average common shares and common share equivalents - diluted(4)	116,671	124,983	117,660	125,825

Average common shareholders’ equity	$5,160,346	$5,172,088	$5,105,511	$5,069,538

ROACE (annualized)	5.6%	13.0%	14.7%	11.4%

Operating ROACE (annualized)	3.9%	8.7%	10.9%	9.8%

(1)
Tax cost of $1,631 and $1,551 for the three months ended June 30, 2013 and 2012, respectively, and $5,039 and $4,832 for the six months ended June 30, 2013 and 2012, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost (benefit) of ($559) and $309 for the three months ended June 30, 2013 and 2012, respectively, and $69 and $189 for the six months ended June 30, 2013 and 2012, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

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

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended June 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)

April 1-30, 2013	13,019	$42.08	—	$633.9	million
May 1-31, 2013	2,106,830	$44.07	2,049,101	$543.6	million
June 1-30, 2013	3,001,805	$44.93	2,998,711	$408.9	million
Total	5,121,654		5,047,812	$408.9	million

Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs

May 1-31, 2013	4,000,000	$25.00	—	$0.0	million
Total	4,000,000		—	$0.0	million

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

(c)	On May 20, 2013, we issued an irrevocable notice of redemption for our remaining 7.25% Series A preferred shares outstanding. This redemption closed on June 19, 2013.

ITEM 6.     EXHIBITS

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
4.2
Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.3
Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

4.4
Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series C Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 19, 2012).

4.5
Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series D Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 20, 2013).

4.6	Form of Stock Certificate evidencing Series D Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 20, 2013).
10.1
Amendment No. 1 to Employment Agreement between John W. Gressier and AXIS Specialty Limited dated June 6, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 6, 2013).

10.2
Letter Agreement between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. effective July 8, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2013).

†*10.3	2013 Directors Annual Compensation Program.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibit 10.3 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 31, 2013

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)