Form 10-Q
period 2013-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2013-10-31
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
As of October 23, 2013, there were 114,311,535 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	2013	2012
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2013: $11,940,222; 2012: $11,605,672)	$11,984,740	$11,928,049
Equity securities, available for sale, at fair value (Cost 2013: $554,735; 2012: $608,306)	650,627	666,548
Other investments, at fair value	994,572	843,437
Short-term investments, at fair value and amortized cost	84,709	108,860
Total investments	13,714,648	13,546,894
Cash and cash equivalents	1,049,553	759,817
Restricted cash and cash equivalents	60,445	90,733
Accrued interest receivable	98,285	97,220
Insurance and reinsurance premium balances receivable	1,920,985	1,474,821
Reinsurance recoverable on unpaid and paid losses	1,899,510	1,863,819
Deferred acquisition costs	505,002	389,248
Prepaid reinsurance premiums	340,280	315,676
Receivable for investments sold	1,317	1,254
Goodwill and intangible assets	91,656	97,493
Other assets	251,268	215,369
Total assets	$19,932,949	$18,852,344

Liabilities
Reserve for losses and loss expenses	$9,484,516	$9,058,731
Unearned premiums	2,990,301	2,454,692
Insurance and reinsurance balances payable	261,737	270,739
Senior notes	995,699	995,245
Payable for investments purchased	174,034	64,553
Other liabilities	238,833	228,623
Total liabilities	14,145,120	13,072,583

Shareholders’ equity
Preferred shares - Series A, B, C and D	627,843	502,843
Common shares (2013: 173,977; 2012: 171,867 shares issued and 2013: 111,651; 2012: 117,920 shares outstanding)	2,172	2,146
Additional paid-in capital	2,225,826	2,179,034
Accumulated other comprehensive income	130,373	362,622
Retained earnings	4,921,716	4,497,789
Treasury shares, at cost (2013: 62,326; 2012: 53,947 shares)	(2,120,101)	(1,764,673)
Total shareholders’ equity	5,787,829	5,779,761
Total liabilities and shareholders’ equity	$19,932,949	$18,852,344

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three months ended		Nine months ended
	2013	2012	2013	2012
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$945,242	$862,447	$2,765,154	$2,559,414
Net investment income	103,429	103,638	295,450	294,110
Other insurance related income	725	953	1,756	1,884
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(2,811)	(4,745)	(8,836)	(22,393)
Non-credit portion of OTTI losses recognized in other comprehensive income	—	—	—	—
Net OTTI losses recognized in income	(2,811)	(4,745)	(8,836)	(22,393)
Other realized investment gains (losses)	(1,897)	55,548	64,840	118,092
Total net realized investment gains (losses)	(4,708)	50,803	56,004	95,699
Total revenues	1,044,688	1,017,841	3,118,364	2,951,107

Expenses
Net losses and loss expenses	501,522	442,652	1,582,835	1,420,981
Acquisition costs	173,682	158,796	488,892	483,589
General and administrative expenses	140,699	134,611	431,207	419,595
Foreign exchange losses	56,860	23,927	11,659	8,212
Interest expense and financing costs	15,260	15,558	46,355	46,365
Total expenses	888,023	775,544	2,560,948	2,378,742

Income before income taxes	156,665	242,297	557,416	572,365
Income tax expense	6,030	10,149	11,500	15,314
Net income	150,635	232,148	545,916	557,051
Preferred share dividends	13,514	8,741	30,452	29,487
Loss on repurchase of preferred shares	—	—	3,081	14,009
Net income available to common shareholders	$137,121	$223,407	$512,383	$513,555

Per share data
Net income per common share:
Basic net income	$1.23	$1.84	$4.47	$4.16
Diluted net income	$1.21	$1.82	$4.41	$4.11
Weighted average number of common shares outstanding - basic	111,676	121,127	114,606	123,568
Weighted average number of common shares outstanding - diluted	113,355	122,952	116,214	124,858
Cash dividends declared per common share	$0.25	$0.24	$0.75	$0.72

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three months ended		Nine months ended
	2013	2012	2013	2012
	(in thousands)
Net income	$150,635	$232,148	$545,916	$557,051
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	110,640	181,711	(170,786)	328,350
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(8,657)	(53,064)	(46,571)	(84,852)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	101,983	128,647	(217,357)	243,498
Non-credit portion of OTTI losses	—	—	—	—
Foreign currency translation adjustment	3,635	1,895	(14,892)	(179)
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	—	1,718	—	1,718
Total other comprehensive income (loss), net of tax	105,618	132,260	(232,249)	245,037
Comprehensive income	$256,253	$364,408	$313,667	$802,088

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
	(in thousands)
Preferred shares - Series A, B, C and D
Balance at beginning period	$502,843	$500,000
Shares issued - Series C and D	225,000	400,000
Shares repurchased - Series A and B	(100,000)	(397,157)
Balance at end of period	627,843	502,843

Common shares (par value)
Balance at beginning of period	2,146	2,125
Shares issued	26	20
Balance at end of period	2,172	2,145

Additional paid-in capital
Balance at beginning of period	2,179,034	2,105,386
Shares issued - common shares	3,939	1,812
Cost of treasury shares reissued	(4,085)	—
Issue costs on newly issued preferred shares	(6,551)	(6,456)
Reversal of issue costs on repurchase of preferred shares	3,081	7,093
Stock options exercised	13,029	1,746
Share-based compensation expense	37,379	55,897
Balance at end of period	2,225,826	2,165,478

Accumulated other comprehensive income
Balance at beginning of period	362,622	128,162
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	348,328	116,096
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(217,357)	243,498
Non-credit portion of OTTI losses	—	—
Balance at end of period	130,971	359,594
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	14,294	13,784
Foreign currency translation adjustments	(14,892)	(179)
Balance at end of period	(598)	13,605
Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	—	(1,718)
Net change in benefit plan assets and obligations recognized in equity	—	1,718
Balance at end of period	—	—
Balance at end of period	130,373	373,199

Retained earnings
Balance at beginning of period	4,497,789	4,155,392
Net income	545,916	557,051
Series A, B, C and D preferred share dividends	(30,452)	(29,487)
Loss on repurchase of preferred shares	(3,081)	(14,009)
Common share dividends	(88,456)	(92,566)
Balance at end of period	4,921,716	4,576,381

Treasury shares, at cost
Balance at beginning of period	(1,764,673)	(1,446,986)
Shares repurchased for treasury	(359,513)	(316,792)
Cost of treasury shares reissued	4,085	—
Balance at end of period	(2,120,101)	(1,763,778)

Total shareholders’ equity	$5,787,829	$5,856,268

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$545,916	$557,051
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(56,004)	(95,699)
Net realized and unrealized gains of other investments	(87,406)	(72,320)
Amortization of fixed maturities	105,346	101,173
Other amortization and depreciation	16,725	10,306
Share-based compensation expense	43,454	55,897
Changes in:
Accrued interest receivable	(1,065)	2,692
Reinsurance recoverable balances	(35,691)	(19,081)
Deferred acquisition costs	(115,754)	(53,134)
Prepaid reinsurance premiums	(24,604)	(55,061)
Reserve for loss and loss expenses	425,785	326,025
Unearned premiums	535,609	316,427
Insurance and reinsurance balances, net	(455,166)	(265,331)
Other items	(8,519)	79,074
Net cash provided by operating activities	888,626	888,019

Cash flows from investing activities:
Purchases of:
Fixed maturities	(9,236,509)	(10,807,096)
Equity securities	(191,209)	(258,448)
Other investments	(141,253)	(110,084)
Short-term investments	(158,049)	(285,913)
Proceeds from the sale of:
Fixed maturities	7,779,177	9,029,030
Equity securities	279,468	352,064
Other investments	77,526	43,084
Short-term investments	131,907	280,934
Proceeds from redemption of fixed maturities	1,144,412	1,059,873
Proceeds from redemption of short-term investments	50,050	63,313
Purchase of other assets	(17,402)	(26,335)
Change in restricted cash and cash equivalents	30,288	31,130
Net cash used in investing activities	(251,594)	(628,448)

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	218,449	393,544
Repurchase of preferred shares	(100,000)	(404,073)
Repurchase of common shares	(359,513)	(316,793)
Dividends paid - common shares	(90,421)	(92,069)
Dividends paid - preferred shares	(29,171)	(29,487)
Proceeds from issuance of common shares	16,995	3,578
Net cash used in financing activities	(343,661)	(445,300)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(3,635)	3,465
Increase (decrease) in cash and cash equivalents	289,736	(182,264)
Cash and cash equivalents - beginning of period	759,817	981,849
Cash and cash equivalents - end of period	$1,049,553	$799,585

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at September 30, 2013 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended September 30, 2013 and 2012 have not been audited. The balance sheet at December 31, 2012 is derived from our audited financial statements.

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

The following table summarizes the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2013			2012
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$574,778	$330,019	$904,797	$529,678	$318,008	$847,686
Net premiums written	393,627	322,762	716,389	332,591	318,008	650,599
Net premiums earned	448,072	497,170	945,242	398,338	464,109	862,447
Other insurance related income	725	—	725	953	—	953
Net losses and loss expenses	(216,440)	(285,082)	(501,522)	(185,845)	(256,807)	(442,652)
Acquisition costs	(61,087)	(112,595)	(173,682)	(59,026)	(99,770)	(158,796)
General and administrative expenses	(82,548)	(35,127)	(117,675)	(78,029)	(28,924)	(106,953)
Underwriting income	$88,722	$64,366	153,088	$76,391	$78,608	154,999

Corporate expenses			(23,024)			(27,658)
Net investment income			103,429			103,638
Net realized investment gains (losses)			(4,708)			50,803
Foreign exchange losses			(56,860)			(23,927)
Interest expense and financing costs			(15,260)			(15,558)
Income before income taxes			$156,665			$242,297

Net loss and loss expense ratio	48.3%	57.3%	53.1%	46.7%	55.3%	51.3%
Acquisition cost ratio	13.6%	22.6%	18.4%	14.8%	21.5%	18.4%
General and administrative expense ratio	18.5%	7.2%	14.8%	19.6%	6.3%	15.6%
Combined ratio	80.4%	87.1%	86.3%	81.1%	83.1%	85.3%

Goodwill and intangible assets	$91,656	$—	$91,656	$98,165	$—	$98,165

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2013			2012
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,952,548	$1,918,537	$3,871,085	$1,729,365	$1,657,864	$3,387,229
Net premiums written	1,385,892	1,894,344	3,280,236	1,176,443	1,642,917	2,819,360
Net premiums earned	1,272,297	1,492,857	2,765,154	1,175,173	1,384,241	2,559,414
Other insurance related income	1,756	—	1,756	1,884	—	1,884
Net losses and loss expenses	(764,768)	(818,067)	(1,582,835)	(653,471)	(767,510)	(1,420,981)
Acquisition costs	(177,097)	(311,795)	(488,892)	(178,834)	(304,755)	(483,589)
General and administrative expenses	(257,962)	(103,411)	(361,373)	(233,243)	(86,057)	(319,300)
Underwriting income	$74,226	$259,584	333,810	$111,509	$225,919	337,428

Corporate expenses			(69,834)			(100,295)
Net investment income			295,450			294,110
Net realized investment gains			56,004			95,699
Foreign exchange losses			(11,659)			(8,212)
Interest expense and financing costs			(46,355)			(46,365)
Income before income taxes			$557,416			$572,365

Net loss and loss expense ratio	60.1%	54.8%	57.2%	55.6%	55.4%	55.5%
Acquisition cost ratio	13.9%	20.9%	17.7%	15.2%	22.0%	18.9%
General and administrative expense ratio	20.3%	6.9%	15.6%	19.9%	6.3%	16.4%
Combined ratio	94.3%	82.6%	90.5%	90.7%	83.7%	90.8%

Goodwill and intangible assets	$91,656	$—	$91,656	$98,165	$—	$98,165

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At September 30, 2013
Fixed maturities
U.S. government and agency	$1,508,828	$2,266	$(26,208)	$1,484,886	$—
Non-U.S. government	1,225,569	17,032	(35,430)	1,207,171	—
Corporate debt	3,446,032	78,101	(13,647)	3,510,486	—
Agency RMBS(1)	2,518,166	30,040	(36,450)	2,511,756	—
CMBS(2)	723,102	12,265	(3,840)	731,527	—
Non-Agency RMBS	72,639	2,372	(785)	74,226	(955)
ABS(3)	916,055	6,278	(6,659)	915,674	—
Municipals(4)	1,529,831	33,252	(14,069)	1,549,014	—
Total fixed maturities	$11,940,222	$181,606	$(137,088)	$11,984,740	$(955)

Equity securities
Common stocks	$338,131	$73,234	$(7,640)	$403,725
Exchange-traded funds	106,495	21,975	—	128,470
Non-U.S. bond mutual funds	110,109	8,323	—	118,432
Total equity securities	$554,735	$103,532	$(7,640)	$650,627

At December 31, 2012
Fixed maturities
U.S. government and agency	$1,413,520	$9,484	$(119)	$1,422,885	$—
Non-U.S. government	1,076,501	30,276	(2,201)	1,104,576	—
Corporate debt	3,746,616	135,658	(5,892)	3,876,382	—
Agency RMBS	2,594,180	67,398	(1,670)	2,659,908	—
CMBS	814,211	25,999	(126)	840,084	—
Non-Agency RMBS	93,266	2,503	(570)	95,199	(884)
ABS	639,614	10,774	(7,182)	643,206	—
Municipals	1,227,764	58,770	(725)	1,285,809	—
Total fixed maturities	$11,605,672	$340,862	$(18,485)	$11,928,049	$(884)

Equity securities
Common stocks	$398,975	$51,821	$(7,398)	$443,398
Exchange-traded funds	109,434	9,727	—	119,161
Non-U.S. bond mutual funds	99,897	4,092	—	103,989
Total equity securities	$608,306	$65,640	$(7,398)	$666,548

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by VIEs. These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge funds) and CLO equity tranched securities (CLO Equities), which are all variable interests issued by VIEs (refer Note 3(b)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs and accordingly we are not the primary beneficiary for any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At September 30, 2013
Maturity
Due in one year or less	$655,387	$662,599	5.6%
Due after one year through five years	5,051,596	5,123,075	42.7%
Due after five years through ten years	1,884,315	1,849,486	15.4%
Due after ten years	118,962	116,397	1.0%
	7,710,260	7,751,557	64.7%
Agency RMBS	2,518,166	2,511,756	21.0%
CMBS	723,102	731,527	6.1%
Non-Agency RMBS	72,639	74,226	0.6%
ABS	916,055	915,674	7.6%
Total	$11,940,222	$11,984,740	100.0%

At December 31, 2012
Maturity
Due in one year or less	$651,111	$657,045	5.5%
Due after one year through five years	4,880,039	4,989,151	41.8%
Due after five years through ten years	1,847,295	1,951,569	16.4%
Due after ten years	85,956	91,887	0.8%
	7,464,401	7,689,652	64.5%
Agency RMBS	2,594,180	2,659,908	22.3%
CMBS	814,211	840,084	7.0%
Non-Agency RMBS	93,266	95,199	0.8%
ABS	639,614	643,206	5.4%
Total	$11,605,672	$11,928,049	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At September 30, 2013
Fixed maturities
U.S. government and agency	$—	$—	$799,178	$(26,208)	$799,178	$(26,208)
Non-U.S. government	27,401	(2,072)	472,741	(33,358)	500,142	(35,430)
Corporate debt	50,613	(893)	880,532	(12,754)	931,145	(13,647)
Agency RMBS	119,999	(2,389)	1,157,050	(34,061)	1,277,049	(36,450)
CMBS	67	—	287,648	(3,840)	287,715	(3,840)
Non-Agency RMBS	4,391	(351)	8,967	(434)	13,358	(785)
ABS	42,331	(3,154)	489,875	(3,505)	532,206	(6,659)
Municipals	2,993	(116)	592,773	(13,953)	595,766	(14,069)
Total fixed maturities	$247,795	$(8,975)	$4,688,764	$(128,113)	$4,936,559	$(137,088)

Equity securities
Common stocks	$5,813	$(744)	$70,866	$(6,896)	$76,679	$(7,640)
Total equity securities	$5,813	$(744)	$70,866	$(6,896)	$76,679	$(7,640)

At December 31, 2012
Fixed maturities
U.S. government and agency	$—	$—	$119,730	$(119)	$119,730	$(119)
Non-U.S. government	44,568	(1,453)	153,134	(748)	197,702	(2,201)
Corporate debt	95,511	(2,947)	451,651	(2,945)	547,162	(5,892)
Agency RMBS	9,557	(148)	521,400	(1,522)	530,957	(1,670)
CMBS	1,749	(16)	69,615	(110)	71,364	(126)
Non-Agency RMBS	11,026	(537)	115	(33)	11,141	(570)
ABS	99,514	(7,034)	39,296	(148)	138,810	(7,182)
Municipals	6,386	(270)	77,766	(455)	84,152	(725)
Total fixed maturities	$268,311	$(12,405)	$1,432,707	$(6,080)	$1,701,018	$(18,485)

Equity securities
Common stocks	$11,554	$(1,793)	$95,697	$(5,605)	$107,251	$(7,398)
Total equity securities	$11,554	$(1,793)	$95,697	$(5,605)	$107,251	$(7,398)

Fixed Maturities

At September 30, 2013, 1,127 fixed maturities (2012: 478) were in an unrealized loss position of $137 million (2012: $18 million), of which $4 million (2012: $3 million) was related to securities below investment grade or not rated.

At September 30, 2013, 107 (2012: 146) securities have been in continuous unrealized loss position for 12 months or greater and have a fair value of $248 million (2012: $268 million). Following our credit impairment review, we concluded that these securities as well

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

as the remaining securities in an unrealized loss position in the above table were temporarily impaired at September 30, 2013, and are expected to recover in value as the securities approach maturity. Further, at September 30, 2013, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At September 30, 2013, 95 securities (2012: 106) were in an unrealized loss position of $8 million (2012: $7 million).

At September 30, 2013, 14 (2012: 17) securities have been in a continuous unrealized loss position for 12 months or greater and have a fair value of $6 million (2012: $12 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that all remaining equities in an unrealized loss position were temporarily impaired at September 30, 2013.

b) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds and CLO Equities, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At September 30, 2013
Long/short equity funds	$408,834	41%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	270,180	27%	Quarterly, Semi-annually	60-95 days
Event-driven funds	184,771	19%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	47,572	5%	Quarterly	65 days
Direct lending funds	13,015	1%	n/a	n/a
CLO - Equities	70,200	7%	n/a	n/a
Total other investments	$994,572	100%

At December 31, 2012
Long/short equity funds	$302,680	36%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	244,075	29%	Quarterly, Semi-annually	60-95 days
Event-driven funds	171,479	20%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	62,768	8%	Quarterly	65 days
Direct lending funds	—	—%	n/a	n/a
CLO - Equities	62,435	7%	n/a	n/a
Total other investments	$843,437	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

•
Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

•	Event-driven funds: Seek to achieve attractive returns by exploiting situations where announced or anticipated events create opportunities.

•	Leveraged bank loan funds: Seek to achieve attractive returns by investing primarily in bank loan collateral that has limited interest rate risk exposure.

•	Direct lending funds: Seek to achieve attractive risk-adjusted returns, including current income generation, by investing in funds which provide financing directly to borrowers.

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2013 and 2012, neither of these restrictions impacted our redemption requests. At September 30, 2013, $98 million (2012: $38 million), representing 12% (2012: 5%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiries of these lockup periods range from April, 2014 to April, 2016. No other category contains investments currently subject to lockup.

At September 30, 2013, $10 million (2012: $29 million) was invested in hedge funds that are not accepting redemption requests. Of this amount, substantially all relates to a leveraged bank loan fund in a period of planned principal distributions which has a target completion date in late 2013 and, based on current market conditions and payments made to date, management expects this target date to be met. The remainder primarily relates to funds that entered liquidation or had their assets side pocketed as a result of the global financial crisis which began in late 2008. For these funds, management is currently unable to estimate when those funds will be distributed.

At September 30, 2013, we have $97 million (2012: $40 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.

During the current quarter, we made a $60 million commitment as a limited partner in a fund that invests primarily in CLO equities ("CLO fund").  We will not be eligible to redeem our investment until December, 2017 but expect to receive interest distributions on a quarterly basis.  At September 30, 2013, $37 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the CLO - Equities line of the table above.  The CLO - Equities line also includes direct investment in the equity tranches of CLOs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Fixed maturities	$74,691	$72,251	$218,877	$228,432
Other investments	32,127	34,242	87,406	72,358
Equity securities	3,871	2,862	8,419	9,042
Cash and cash equivalents	382	708	2,915	3,979
Short-term investments	127	537	1,056	725
Gross investment income	111,198	110,600	318,673	314,536
Investment expenses	(7,769)	(6,962)	(23,223)	(20,426)
Net investment income	$103,429	$103,638	$295,450	$294,110

d) Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Gross realized gains	$39,616	$88,646	$142,883	$229,246
Gross realized losses	(28,455)	(26,017)	(82,277)	(112,394)
Net OTTI recognized in earnings	(2,811)	(4,745)	(8,836)	(22,393)
Net realized gains on fixed maturities and equity securities	8,350	57,884	51,770	94,459
Change in fair value of investment derivatives(1)	(13,058)	(7,329)	4,234	(6,514)
Fair value hedges(1)	—	248	—	7,754
Net realized investment gains (losses)	$(4,708)	$50,803	$56,004	$95,699

(1) Refer to Note 5 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Fixed maturities:
Non-U.S. government	$94	$1,852	$120	$2,851
Corporate debt	1,811	861	5,761	1,419
Non-Agency RMBS	57	91	57	2,210
ABS	—	—	129	478
Municipals	639	—	639	—
	2,601	2,804	6,706	6,958
Equities
Common stocks	207	1,941	1,607	6,432
Exchange-traded funds	3	—	523	9,003
	210	1,941	2,130	15,435
Total OTTI recognized in earnings	$2,811	$4,745	$8,836	$22,393

The following table provides a roll forward of the credit losses ("credit loss table"), before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Balance at beginning of period	$1,699	$1,949	$1,809	$2,061
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	—	—	—	—
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(110)	(210)	(220)	(322)
Balance at end of period	$1,589	$1,739	$1,589	$1,739

e) Reverse Repurchase Agreements

At September 30, 2013, we held $36 million (2012: $39 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income.

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

Other Investments

As a practical expedient, we estimate fair values for hedge funds, direct lending funds and the CLO fund using NAVs as advised by external fund managers or third party administrators. For each of these funds, the NAV is based on the manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents and in accordance with U.S. GAAP. For any funds for which we have not yet received a NAV concurrent with our period end date, we record an estimate of the change in fair value for the period subsequent to the most recent NAV. Such estimates are based on return estimates for the period between the most recently issued NAV and the period end date; these estimates are obtained from the relevant fund managers. Accordingly, we do not have a reporting lag in our fair value measurements for these funds. Historically, our valuation estimates incorporating these return estimates have not significantly diverged from the subsequent NAVs.

Within the hedge fund, direct lending fund and CLO fund industries, there is a general lack of transparency necessary to facilitate a detailed independent assessment of the values placed on the securities underlying the NAV provided by the fund manager or fund administrator. To address this, on a quarterly basis, we perform a number of monitoring procedures designed to assist us in the assessment of the quality of the information provided by managers and administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager, regular evaluation of fund performance against applicable benchmarks and the backtesting of our fair value estimates against subsequently received NAVs. Backtesting involves comparing our previously reported values for each individual fund against NAVs per audited financial statements (for year-end values) and final NAVs from fund managers or fund administrators (for interim values).

For our hedge fund investments with liquidity terms allowing us to fully redeem our holdings at the applicable NAV in the near term, we have classified these investments as Level 2. Certain investments in hedge funds, all of our direct lending funds and our CLO fund have redemption restrictions (refer Note 3(b) for further details) that prevent us from redeeming in the near term and therefore we have classified these investments as Level 3.

At September 30, 2013, our direct investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

Short-Term Investments

Short-term investments primarily comprise highly liquid securities with maturities greater than three months but less than one year from the date of purchase. These securities are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.

Derivative Instruments

Our foreign currency forward contracts, foreign currency option contracts and interest rate swaps are customized to our hedging strategies and trade in the over-the-counter derivative market. We use the market approach valuation technique to estimate the fair value for these derivatives based on significant observable market inputs from third party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. Accordingly, we classified these derivatives within Level 2.

Cash Settled Awards

Cash settled awards comprise restricted stock units that form part of our compensation program. Although the fair value of these awards is determined using observable quoted market prices in active markets, the stock units themselves are not actively traded. Accordingly, we have classified these liabilities within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At September 30, 2013
Assets
Fixed maturities
U.S. government and agency	$1,199,163	$285,723	$—	$1,484,886
Non-U.S. government	—	1,207,171	—	1,207,171
Corporate debt	—	3,510,486	—	3,510,486
Agency RMBS	—	2,511,756	—	2,511,756
CMBS	—	727,467	4,060	731,527
Non-Agency RMBS	—	74,226	—	74,226
ABS	—	846,169	69,505	915,674
Municipals	—	1,549,014	—	1,549,014
	1,199,163	10,712,012	73,565	11,984,740
Equity securities
Common stocks	403,725	—	—	403,725
Exchange-traded funds	128,470	—	—	128,470
Non-U.S. bond mutual funds	—	118,432	—	118,432
	532,195	118,432	—	650,627
Other investments
Hedge funds	—	473,060	438,297	911,357
Direct lending funds	—	—	13,015	13,015
CLO - Equities	—	—	70,200	70,200
	—	473,060	521,512	994,572
Short-term investments	—	84,709	—	84,709
Derivative instruments (refer Note 5)	—	8,380	—	8,380
Total	$1,731,358	$11,396,593	$595,077	$13,723,028
Liabilities
Derivative instruments (refer Note 5)	$—	$7,101	$—	$7,101
Cash settled awards (refer Note 7)	—	6,075	—	6,075
Total	$—	$13,176	$—	$13,176

At December 31, 2012
Assets
Fixed maturities
U.S. government and agency	$1,094,220	$328,665	$—	$1,422,885
Non-U.S. government	—	1,104,576	—	1,104,576
Corporate debt	—	3,874,832	1,550	3,876,382
Agency RMBS	—	2,659,908	—	2,659,908
CMBS	—	835,788	4,296	840,084
Non-Agency RMBS	—	94,089	1,110	95,199
ABS	—	579,231	63,975	643,206
Municipals	—	1,285,809	—	1,285,809
	1,094,220	10,762,898	70,931	11,928,049
Equity securities
Common stocks	443,398	—	—	443,398
Exchange-traded funds	119,161	—	—	119,161
Non-U.S. bond mutual funds	—	103,989	—	103,989
	562,559	103,989	—	666,548
Other investments
Hedge funds	—	421,006	359,996	781,002
Direct lending funds	—	—	—	—
CLO - Equities	—	—	62,435	62,435
	—	421,006	422,431	843,437
Short-term investments	—	108,860	—	108,860
Derivative instruments (refer Note 5)	—	5,838	—	5,838
Total	$1,656,779	$11,402,591	$493,362	$13,552,732
Liabilities
Derivative instruments (refer Note 5)	$—	$3,737	$—	$3,737
Cash settled awards (refer Note 7)	—	—	—	—
Total	$—	$3,737	$—	$3,737

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2013 and 2012, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds and our CLO fund priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at September 30, 2013 for our investments classified as Level 3 in the fair value hierarchy. These significant unobservable inputs have not changed significantly from December 31, 2012.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

ABS - CLO Debt	$33,849	Discounted cash flow	Credit spreads	3.0% - 4.7%	3.4%
			Illiquidity discount (1)	5.0%	5.0%

Other investments - CLO - Equities	$47,129	Discounted cash flow	Default rates	4.0% - 5.0%	4.4%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	2.6% - 3.4%	3.2%
			Estimated maturity dates	2.9 - 5.0 years	4.4 years

(1) Judgmentally determined based on limited trades of similar securities observed in the secondary markets.

Our CLO Debt primarily represent holdings of investment-grade debt tranches within collateralized loan obligations with underlying collateral of loans originated primarily by U.S. corporations. The CLO Debt in the table represent securities where broker-dealer quotes are unavailable so we estimate fair value through the use of a discounted cash flow model (income approach). This model estimates fair values by discounting the estimated cash flows based on current credit spreads for similar securities, derived from observable offer prices. As these securities are thinly traded in the secondary market, we apply an illiquidity discount to these discounted cash flows in developing our estimate of fair value. Significant increases (decreases) in either of the significant unobservable inputs (credit spread, illiquidity discount) in isolation would result in lower (higher) fair value estimates for our CLO Debt. The interrelationship between these inputs is insignificant. These inputs are updated on a quarterly basis and the reasonableness of the resulting prices is assessed through a comparison to observable offer prices for similar securities.

The CLO - Equities market continues to be mostly inactive with only a small number of transactions being observed in the market and fewer still involving transactions in our CLO - Equities. Accordingly, we continue to rely on the use of our internal discounted cash flow model (income approach) to estimate fair value of our direct investments in CLO - Equities. Of the significant inputs into this model, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO - Equities is most sensitive. A significant increase (decrease) in either of these significant inputs in isolation would result in lower (higher) fair value estimates for our direct investments in CLO - Equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less judgmental inputs as they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively.  A significant increase (decrease) in either of these significant inputs in isolation would result in higher (lower) fair value estimates for our direct investments in CLO - Equities.  In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended September 30, 2013
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	11,785	—	(6,915)	—	(96)	—	—	(714)	4,060	—
ABS	54,125	34,700	—	—	1,048	—	—	(20,368)	69,505	—
	65,910	34,700	(6,915)	—	952	—	—	(21,082)	73,565	—
Other investments
Hedge funds	444,220	—	—	13,233	—	—	—	(19,156)	438,297	13,233
Direct lending funds	4,232	—	—	75	—	8,708	—	—	13,015	75
CLO - Equities	53,044	—	—	6,580	—	23,312	—	(12,736)	70,200	6,580
	501,496	—	—	19,888	—	32,020	—	(31,892)	521,512	19,888
Total assets	$567,406	$34,700	$(6,915)	$19,888	$952	$32,020	$—	$(52,974)	$595,077	$19,888

Nine months ended September 30, 2013
Fixed maturities
Corporate debt	$1,550	$—	$—	$1,550	$—	$—	$(3,100)	$—	$—	$—
Non-Agency RMBS	1,110	—	(1,223)	—	135	—	—	(22)	—	—
CMBS	4,296	8,382	(6,915)	—	(243)	—	—	(1,460)	4,060	—
ABS	63,975	34,700	(213,212)	(112)	2,029	212,889	(10,190)	(20,574)	69,505	—
	70,931	43,082	(221,350)	1,438	1,921	212,889	(13,290)	(22,056)	73,565	—
Other investments
Hedge funds	359,996	29,953	—	38,723	—	50,000	—	(40,375)	438,297	38,723
Direct lending funds	—	—	—	75	—	12,940	—	—	13,015	75
CLO - Equities	62,435	—	—	21,605	—	23,312	—	(37,152)	70,200	21,605
	422,431	29,953	—	60,403	—	86,252	—	(77,527)	521,512	60,403
Total assets	$493,362	$73,035	$(221,350)	$61,841	$1,921	$299,141	$(13,290)	$(99,583)	$595,077	$60,403

(1)
Gains and losses included in earnings on fixed maturities are included in net realized investment gains (losses). Gains and (losses) included in earnings on other investments are included in net investment income.

(2)	Gains and losses included in other comprehensive income (“OCI”) on fixed maturities are included in unrealized gains (losses) arising during the period.

(3)	Change in unrealized investment gain/(loss) relating to assets held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Three months ended September 30, 2012
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	49,944	—	—	—	2,854	—	—	(96)	52,702	—
	51,494	—	—	—	2,854	—	—	(96)	54,252	—
Other investments
Hedge funds	354,522	—	—	16,395	—	—	(372)	(4,289)	366,256	16,395
Direct lending funds	—	—	—	—	—	—	—	—	—	—
CLO - Equities	61,566	—	—	10,319	—	—	—	(9,173)	62,712	10,319
	416,088	—	—	26,714	—	—	(372)	(13,462)	428,968	26,714
Total assets	$467,582	$—	$—	$26,714	$2,854	$—	$(372)	$(13,558)	$483,220	$26,714

Nine months ended September 30, 2012
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	49,328	—	—	—	4,281	—	—	(907)	52,702	—
	50,878	—	—	—	4,281	—	—	(907)	54,252	—
Other investments
Hedge funds	346,244	—	—	27,666	—	—	(372)	(7,282)	366,256	27,666
Direct lending funds	—	—	—	—	—	—	—	—	—	—
CLO - Equities	66,560	—	—	23,343	—	—	—	(27,191)	62,712	23,343
	412,804	—	—	51,009	—	—	(372)	(34,473)	428,968	51,009
Total assets	$463,682	$—	$—	$51,009	$4,281	$—	$(372)	$(35,380)	$483,220	$51,009

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

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during the three and nine months ended September 30, 2013 were primarily due to redemption provisions in recently purchased hedge fund holdings and the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. There were no transfers into Level 3 from Level 2 during the three and nine months ended September 30, 2012.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made during the three and nine months ended September 30, 2013 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers on CLO Debt securities purchased during the first quarter of 2013. There were no transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2012.

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

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at September 30, 2013, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At September 30, 2013, our senior notes are recorded at amortized cost with a carrying value of $996 million (2012: $995 million) and have a fair value of $1,081 million (2012: $1,091 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

5.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

	September 30, 2013			December 31, 2012
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	$428,046	$454	$5,202	$287,819	$1,067	$2,733
Interest rate swaps	281,250	42	144	—	—	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	491,382	7,884	1,755	476,191	4,771	1,004
Total derivatives		$8,380	$7,101		$5,838	$3,737

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

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

	September 30, 2013			December 31, 2012
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$10,739	$(2,359)	$8,380	$6,476	$(639)	$5,838
Derivative liabilities	9,460	(2,359)	7,101	4,376	(639)	3,737

(1)	Net asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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

The following table provides the total impact on earnings relating to foreign exchange forward contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Foreign exchange forward contracts	$—	$5,290	$—	$10,853
Hedged investment portfolio	—	(5,042)	—	(3,099)
Hedge ineffectiveness recognized in earnings	$—	$248	$—	$7,754

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

Our investment portfolio contains a large percentage of fixed maturities which exposes us to significant interest rate risk. As part of our overall management of this risk, we may use interest rate swaps. The interest rate swaps held at September 30, 2013 convert part of our overall fixed rate exposure to a variable rate exposure which effectively reduces the duration of our overall portfolio.

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$(7,802)	$(7,329)	$9,222	$(6,514)
Interest rate swaps	Net realized investment gains (losses)	(5,256)	—	(4,988)	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(2,697)	12,425	(4,895)	26,081
Total		$(15,755)	$5,096	$(661)	$19,567

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Nine months ended September 30,	2013	2012

Gross reserve for losses and loss expenses, beginning of period	$9,058,731	$8,425,045
Less reinsurance recoverable on unpaid losses, beginning of period	(1,825,617)	(1,736,823)
Net reserve for unpaid losses and loss expenses, beginning of period	7,233,114	6,688,222

Net incurred losses and loss expenses related to:
Current year	1,759,483	1,601,255
Prior years	(176,648)	(180,274)
	1,582,835	1,420,981
Net paid losses and loss expenses related to:
Current year	(168,564)	(169,843)
Prior years	(1,028,401)	(1,004,453)
	(1,196,965)	(1,174,296)

Foreign exchange and other	(17,265)	47,280

Net reserve for unpaid losses and loss expenses, end of period	7,601,719	6,982,187
Reinsurance recoverable on unpaid losses, end of period	1,882,797	1,768,883
Gross reserve for losses and loss expenses, end of period	$9,484,516	$8,751,070

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Insurance	$34,065	$31,566	$46,355	$81,855
Reinsurance	45,970	28,865	130,293	98,419
Total	$80,035	$60,431	$176,648	$180,274

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for liability reinsurance and professional lines reinsurance business also contributed in the three and nine months ended September 30, 2013 with professional lines contributing notably in the nine months ended September 30, 2012.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $57 million and $59 million, respectively, of the total net favorable prior year reserve development in the third quarters of 2013 and 2012. For the nine months ended September 30, 2013 and 2012, these short-tail lines contributed $119 million and $146 million, respectively, of net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. During the three and nine months ended September 30, 2013, we recognized $26 million and $64

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

million, respectively, of net favorable prior year reserve development, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2004 through 2007 accident years.

Our medium-tail business consists primarily of professional insurance and reinsurance lines and credit and surety reinsurance business. Our professional lines reinsurance business contributed further net favorable prior year reserve development of $10 million and $20 million in the three and nine months ended September 30, 2013. In the nine months ended September 30, 2012 our reinsurance professional lines business contributed $25 million. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2009 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development. Our credit and surety line recorded an adverse development of $15 million for the three months ended September 30, 2013 primarily reflecting recent claim developments on certain European bond exposures.
The frequency and severity of natural catastrophe and weather activity was high in recent years and our September 30, 2013 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami, the three New Zealand earthquakes and the recent Canadian, European and Argentinian floods, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

7.	SHARE-BASED COMPENSATION

For the three months ended September 30, 2013, we incurred share-based compensation costs of $14 million (2012: $10 million) and recorded associated tax benefits of $3 million (2012: $2 million). For the nine months ended September 30, 2013, we incurred share-based compensation costs of $45 million (2012: $56 million) and recorded tax benefits thereon of $8 million (2012: $6 million).

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

The fair value of shares vested during the nine months ended September 30, 2013 was $68 million (2012: $41 million). At September 30, 2013 there were $115 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.6 years.

Awards to settle in shares

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the nine months ended September 30, 2013:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	250	$34.42	4,429	$32.48
Granted	33	45.89	974	39.31
Vested	—	—	(1,717)	32.03
Forfeited	—	—	(93)	33.82
Nonvested restricted stock - end of period	283	$35.74	3,593	$34.60

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION (CONTINUED)

Cash-settled awards

During 2013 we also granted 847,425 restricted stock units that will settle in cash rather than shares when the awards ultimately vest. At September 30, 2013, the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheet, was $6 million (2012: nil).

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Basic earnings per common share
Net income	$150,635	$232,148	$545,916	$557,051
Less: preferred shares dividends	13,514	8,741	30,452	29,487
Less: loss on repurchase of preferred shares	—	—	3,081	14,009
Net income available to common shareholders	137,121	223,407	512,383	513,555
Weighted average common shares outstanding - basic	111,676	121,127	114,606	123,568
Basic earnings per common share	$1.23	$1.84	$4.47	$4.16

Diluted earnings per common share
Net income available to common shareholders	$137,121	$223,407	$512,383	$513,555

Weighted average common shares outstanding - basic	111,676	121,127	114,606	123,568
Stock compensation plans	1,679	1,825	1,608	1,290
Weighted average common shares outstanding - diluted	113,355	122,952	116,214	124,858

Diluted earnings per common share	$1.21	$1.82	$4.41	$4.11

Anti-dilutive shares excluded from the dilutive computation	54	16	334	819

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

a)	Common Shares

The following table presents our common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Shares issued, balance at beginning of period	173,906	171,468	171,867	170,159
Shares issued	71	311	2,110	1,620
Total shares issued at end of period	173,977	171,779	173,977	171,779

Treasury shares, balance at beginning of period	(62,318)	(48,695)	(53,947)	(44,571)
Shares repurchased	(11)	(5,227)	(8,502)	(9,351)
Shares reissued from treasury	3	—	123	—
Total treasury shares at end of period	(62,326)	(53,922)	(62,326)	(53,922)

Total shares outstanding	111,651	117,857	111,651	117,857

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS' EQUITY (CONTINUED)

Treasury Shares

The following table presents our share repurchases:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

In the open market:
Total shares	—	2,217	5,048	6,057
Total cost	$—	$74,982	$225,000	$203,704
Average price per share(1)	$—	$33.83	$44.57	$33.63

From employees:
Total shares	11	10	454	294
Total cost	$489	$341	$18,413	$9,588
Average price per share(1)	$44.12	$34.08	$40.56	$32.59

From founding shareholder:(2)
Total shares	—	3,000	3,000	3,000
Total cost	$—	$103,500	$116,100	$103,500
Average price per share(1)	$—	$34.50	$38.70	$34.50

Total shares repurchased:
Total shares	11	5,227	8,502	9,351
Total cost	$489	$178,823	$359,513	$316,792
Average price per share(1)	$44.12	$34.21	$42.29	$33.88

(1)	Calculated using whole figures.
(2) During the nine months ended September 30, 2013 and 2012 respectively, we privately negotiated the repurchase of two tranches of 3,000,000 common shares held by Trident II, L.P. and affiliated entities.

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

During May 2013 and concurrent with the issuance of our Series D preferred shares (refer below), we issued an irrevocable notice of redemption for the 4,000,000 Series A preferred shares outstanding, representing an aggregate liquidation preference of $100 million. In connection with this notice, we recognized a $3 million loss on redemption.

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

On September 18, 2013, we entered into an amendment to the Credit Facility in order to permit AXIS Capital and its subsidiaries to enter into swap contracts and other arrangements related to weather derivative transactions. All other material terms and conditions remained unchanged.

We also remain party to a $750 million letter of credit facility (the "LOC Facility"). At September 30, 2013, letters of credit outstanding under the Credit Facility and the LOC facility totaled nil and $468 million, respectively. There was no debt outstanding under the Credit Facility.
We were in compliance with all Credit Facility and LOC Facility covenants at September 30, 2013.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    COMMITMENTS AND CONTINGENCIES

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium. In addition, we have entered into a reinsurance agreement that covers both our insurance and reinsurance segments for a period longer than one year. At September 30, 2013, we have outstanding reinsurance purchase commitments of $97 million relating to these agreements.

Refer 'Note 3 - Investments' for information on commitments related to our investment portfolio.

12.	OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	2013			2012
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended September 30,
Available for sale investments:
Unrealized gains arising during the period	$118,821	$(8,181)	$110,640	$197,648	$(15,937)	$181,711
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(8,215)	(442)	(8,657)	(57,624)	4,560	(53,064)
Unrealized gains arising during the period, net of reclassification adjustment	110,606	(8,623)	101,983	140,024	(11,377)	128,647
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	3,635	—	3,635	1,895	—	1,895
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	—	—	—	1,718	—	1,718
Total other comprehensive income, net of tax	$114,241	$(8,623)	$105,618	$143,637	$(11,377)	$132,260

Nine months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period	$(188,808)	$18,022	$(170,786)	$358,440	$(30,090)	$328,350
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(51,166)	4,595	(46,571)	(94,185)	9,333	(84,852)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(239,974)	22,617	(217,357)	264,255	(20,757)	243,498
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(14,892)	—	(14,892)	(179)	—	(179)
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	—	—	—	1,718	—	1,718
Total other comprehensive income (loss), net of tax	$(254,866)	$22,617	$(232,249)	$265,794	$(20,757)	$245,037

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012

Unrealized appreciation on available for sale investments
	Other realized investment gains	$11,026	$62,369	$60,002	$116,578
	OTTI losses	(2,811)	(4,745)	(8,836)	(22,393)
	Total before tax	8,215	57,624	51,166	94,185
	Tax (expense) benefit	442	(4,560)	(4,595)	(9,333)
	Net of tax	$8,657	$53,064	$46,571	$84,852

Supplemental Executive Retirement Plans (SERPs)
Net change in benefit plan assets and obligations	General and administrative expenses	$—	$1,718	$—	$1,718
	Tax benefit	—	—	—	—
	Net of tax	$—	$1,718	$—	$1,718

(1)	Amounts in parentheses are debits to net income available to common shareholders

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THIRD QUARTER 2013 FINANCIAL HIGHLIGHTS

Third Quarter 2013 Consolidated Results of Operations

•	Net income available to common shareholders of $137 million, or $1.23 per share basic and $1.21 diluted

•	Operating income of $197 million, or $1.74 per diluted share(1)

•	Gross premiums written of $905 million

•	Net premiums written of $716 million

•	Net premiums earned of $945 million

•	Net favorable prior year reserve development of $80 million

•	Estimated natural catastrophe and weather-related pre-tax net losses (net of related reinstatement premiums) of $51 million; relating to worldwide weather-related loss events

•	Underwriting income of $153 million and combined ratio of 86.3%

•	Net investment income of $103 million

•	Net realized investment losses of $5 million
Third Quarter 2013 Consolidated Financial Condition

•	Total cash and investments of $14.8 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $19.9 billion

•	Reserve for losses and loss expenses of $9.5 billion and reinsurance recoverable of $1.9 billion

•	Total debt of $996 million and a debt to total capital ratio of 14.7%

•	No share repurchases during the quarter. At October 30, 2013, remaining authorization under the repurchase program approved by our Board of Directors was $409 million

•	Common shareholders’ equity of $5.2 billion and diluted book value per common share of $44.60

(1) Operating income is a non-GAAP financial measure as defined in SEC Regulation G. Refer ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada, Australia and Latin America. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this strategy in the first nine months of 2013 included:

•	expansion of our agriculture reinsurance business;

•	continued expansion of our accident and health line, which launched in 2010 and is focused on specialty accident and health products;

•
the addition of a number of underwriting and support staff as we continue to build-out the Company's global platform, explore opportunities in new and existing lines of business and grow our business internationally;

•
announcement of the expansion of the Company’s global underwriting platform, facilitated through the establishment of a new syndicate that we expect to start operations at Lloyd's from 2014 and provide us with access to Lloyd’s worldwide licenses and an extensive distribution network. The new syndicate has been approved in principle by Lloyd’s Franchise Board and will be managed by Asta Managing Agency Ltd. for the first three years under a turnkey arrangement;

•
entering into a reinsurance agreement to obtain catastrophe protection for our insurance and reinsurance segments through a catastrophe bond structure with Northshore Re Limited (refer 'Underwriting Results - Group' for more detail); and

•	the continued focus on lines of business with attractive rates.

In addition, we issued $225 million of 5.50% Series D preferred shares and used a portion of the net proceeds to redeem the $100 million of 7.25% Series A preferred shares outstanding. The execution of these transactions reduced the weighted average annual dividend rate on our preferred equity capital base by 57 basis points to 6.385%, with a minimal impact on our financial leverage.

During September 2013, A.M. Best upgraded the financial strength rating of each of our principal operating insurance and reinsurance subsidiaries to a financial strength rating of A+ (Stable) (refer 'Liquidity and Capital Resources - Financial Strength Ratings' for more detail).

Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2013	% Change	2012	2013	% Change	2012

Underwriting income:
Insurance	$88,722	16%	$76,391	$74,226	(33%)	$111,509
Reinsurance	64,366	(18%)	78,608	259,584	15%	225,919
Net investment income	103,429	—%	103,638	295,450	—%	294,110
Net realized investment gains (losses)	(4,708)	nm	50,803	56,004	(41%)	95,699
Other expenses	(101,174)	31%	(77,292)	(139,348)	(18%)	(170,186)
Net income	150,635	(35%)	232,148	545,916	(2%)	557,051
Preferred share dividends	(13,514)	55%	(8,741)	(30,452)	3%	(29,487)
Loss on repurchase of preferred shares	—	—%	—	(3,081)	(78%)	(14,009)
Net income available to common shareholders	$137,121	(39%)	$223,407	$512,383	—%	$513,555

Operating income	$196,677	(2%)	$200,640	$474,215	6%	$449,207

nm – not meaningful

Underwriting Results

Total underwriting income for the three months ended September 30, 2013 was $153 million, and was comparable to $155 million for the three months ended September 30, 2012. A $19 million increase in pre-tax natural catastrophe and weather-related losses (net of related reinstatement premiums) was offset by a $20 million increase in net favorable prior year reserve development.

The insurance segment incurred an insignificant amount of natural catastrophe and weather-related losses during the three months ended September 30, 2013 with $5m incurred during the the three months ended September 30, 2012. The insurance segment also reported a $2m increase in favorable prior year reserve development.

The reinsurance segment incurred $51 million (net of reinstatement premiums) of natural catastrophe and weather-related losses during the three months ended September 30, 2013 compared to $27 million (net of reinstatement premiums) incurred during the three months ended September 30, 2012. The decrease in the reinsurance underwriting result was partially offset by an increase in favorable prior year reserve development of $17 million.

Total underwriting income was $334 million for the nine months ended September 30, 2013 and was broadly comparable to $337 million for the nine months ended September 30, 2012. The pre-tax natural catastrophe and weather-related net losses (net of related reinstatement premiums) increased by $71 million, while favorable prior year development decreased by $4 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These decreases were almost fully offset by the increase in the amount of net premium earned and decreases in the acquisition ratio.

The decrease in our insurance segment's underwriting result for the nine months ended September 30, 2013 was primarily driven by a $39 million increase in natural catastrophe and weather-related losses (net of reinstatement premiums) and a $36 million reduction in net favorable prior year reserve development. These factors were partially offset by the increase in net premiums earned, and reductions in the current year accident loss ratio (after adjusting for the natural catastrophe and weather-related events) and acquisition cost ratios.

Underwriting income for our reinsurance segment increased by $34 million for the nine months ended September 30, 2013, compared to nine months ended September 30, 2012 and included a $32 million increase in net favorable prior year reserve development. The reinsurance segment also benefited from an increase in net earned premiums and a reduction in the acquisition cost ratio, which more than offset a $32 million increase in natural catastrophe and weather-related losses.

Net Investment Income

Net investment income was $103 million for the three months ended September 30, 2013 and was comparable to $104 million for the three months ended September 30, 2012. While net investment income of $295 million for the nine months ended September 30, 2013 was comparable to $294 million for the nine months ended September 30,2012, there were underlying variances by asset class. An increased allocation to hedge funds drove a $15 million increase in income from other investments. Offsetting this increase was a $10 million reduction in income from our fixed maturity portfolio, driven by the prevailing low interest rate environment but partially offset by higher investment balances.

Net Realized Investment Gains (Losses)

During each period presented, we realized investment related gains on sales related to minor fixed maturity reallocations. In addition, during the nine months ended September 30, 2013, we realized gains on the sale of equities, with proceeds used to fund additions to our other investments. Net losses from the change in fair value of our investment derivatives during the three months ended September 30, 2013 were higher than in the three months ended September 30, 2012 due to $5 million in net losses relating to interest rate swaps which were introduced during the current quarter to hedge some of the interest rate risk of our fixed maturity portfolio.

Other Expenses

Each period presented was impacted by foreign exchange losses resulting from the re-measurement of our foreign denominated net insurance related liabilities; excluding these foreign exchange related amounts, other expenses decreased by $9 million and $34 million for the three and nine months ended September 30, 2013 respectively. Performance related compensation costs were the primary driver of the variance for the three months ended September 30, 2013. Separation payments and accelerated and incremental share-based compensation expenses totaling $34 million were recognized in corporate expenses during the second quarter of 2012, in conjunction with our senior leadership transition, and were the primary driver of the variance for the nine months ended September 30, 2013.

Preferred Share Dividends and Loss on Repurchase of Preferred Shares

The increase in preferred share dividends for the three and nine months ended September 30, 2013 was driven by the increase in preferred equity capital at September 30, 2013 compared to September 30, 2012 following the preferred equity transactions executed in the first half of 2013. During the first half of 2013 we issued $225 million of 5.50% Series D preferred shares. The increase in preferred share dividends for the three and nine months ended September 30, 2013 includes the accrual of the dividends relating to the new Series D issue which are payable in the fourth quarter, and is partially offset by the reduction in the weighted average annual dividend rate on our preferred equity capital base described above (refer 'Business Overview'). The Series D preferred share proceeds were partially used to redeem the $100 million of 7.25% Series A preferred shares outstanding. The redemption of the Series A preferred shares resulted in a recognition of a loss on repurchase of preferred shares, reflecting initial issue costs of $3 million, for the nine months ended September 30, 2013. As these issue costs were recognized in shareholders' equity in the period of issuance, the loss on repurchase of preferred shares did not impact book value.

During the nine months ended September 30, 2012, in conjunction with the issuance of our 6.875% Series C preferred shares in the first quarter of 2012, we redeemed $150 million of our 7.25% Series A preferred shares and repurchased $247 million of our 7.50% Series B preferred shares via tender offer. The Series B tender offer closed in the second quarter of 2012, resulting in the recognition of a $9 million loss. Of this amount, $7 million related to the premium paid to repurchase the shares in advance of the first eligible redemption date. The remaining $2 million loss recognized in the second quarter, as well as a $5 million first quarter 2012 loss associated with the Series A redemption, related to the recognition of the proportionate share of issue costs as an expense; as these issue costs were recognized in shareholders' equity in the period of issuance, these amounts did not impact book value.

Outlook

The overall insurance markets continue to improve on average, but with increasing variation by accounts, lines of business and geographies. In insurance, average price increases have slowed compared to the increases observed during the previous quarters with the U.S. market continuing to see the strongest improvements. In reinsurance, the market is generally stable, with the exception of the U.S. catastrophe market where an unprecedented influx of capacity had a significant downward impact on premium rates. Despite the pressures on rates across reinsurance lines, profitability generally remains adequate, and where necessary, underlying insurance market rate improvements are accruing to the benefit of the reinsurers.

We continue to grow our business in the areas that we consider most attractive and continue to pursue diversified growth in select specialty areas across both segments, most notably with our accident and health line and our agriculture reinsurance initiative.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at September 30,		Nine months ended and at September 30,
	2013	2012	2013	2012

ROACE (annualized)(1)	10.9%	16.9%	13.1%	13.3%
Operating ROACE (annualized)(2)	15.6%	15.2%	12.1%	11.6%
DBV per common share(3)	$44.60	$43.57	$44.60	$43.57
Cash dividends declared per common share	$0.25	$0.24	$0.75	$0.72
Value creation(4)	$2.18	$3.26	$2.38	$6.21

(1)
Return on average common equity (“ROACE”) is calculated by dividing annualized net income available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.

(2)
Operating ROACE is calculated by dividing annualized operating income for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. Refer ‘Non-GAAP Financial Measures’ for reconciliation to the nearest GAAP financial measure (ROACE).

(3)
Diluted book value (“DBV”) represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method. Cash settled awards are excluded from the denominator.

(4)	Value creation represents the change in diluted book value per common share and dividends declared during the period.
Return on Equity
ROACE is impacted by net realized investment gains (losses), foreign exchange losses and losses on repurchase of preferred shares. In the three months ended September 30, 2013, net realized gains were significantly lower and foreign exchange losses significantly higher compared to the three months ended September 30, 2012 resulting in a reduction in the ROACE. The comparable variances for those two balances were less pronounced in the nine month period ended September 30, 2013.
Diluted Book Value per Common Share
Our DBV per common share increased 2% from that of a year ago, primarily reflective of the generation of $494 million in net income available to common shareholders over the past twelve months which was partially offset by the reduction in the unrealized gains on investments included in accumulated other comprehensive income due to the rise in sovereign yield curves during the first half of 2013. Common share repurchases at a discount to book value over the past year also contributed.
Value creation
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. During the three months ended September 30, 2013, the total value created consisted primarily of our diluted net income per share of $1.21, unrealized gains on investments included in other comprehensive income and dividends declared. During the nine months ended September 30, 2013, our diluted net income per share of $4.41 in addition to dividends declared, more than offset the impact of the upward shift in sovereign yield curves.

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

	Three months ended September 30,			Nine months ended September 30,
	2013	% Change	2012	2013	% Change	2012

Revenues:
Gross premiums written	$904,797	7%	$847,686	$3,871,085	14%	$3,387,229
Net premiums written	716,389	10%	650,599	3,280,236	16%	2,819,360
Net premiums earned	945,242	10%	862,447	2,765,154	8%	2,559,414
Other insurance related income	725		953	1,756		1,884

Expenses:
Current year net losses and loss expenses	(581,557)		(503,083)	(1,759,483)		(1,601,255)
Prior year reserve development	80,035		60,431	176,648		180,274
Acquisition costs	(173,682)		(158,796)	(488,892)		(483,589)
Underwriting-related general and administrative
expenses(1)	(117,675)		(106,953)	(361,373)		(319,300)

Underwriting income(2)	$153,088	(1%)	$154,999	$333,810	(1%)	$337,428

General and administrative expenses(1)	$140,699		$134,611	$431,207		$419,595
Income before income taxes(2)	$156,665		$242,297	$557,416		$572,365

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $23,024 and $27,658 for the three months ended September 30, 2013 and 2012, respectively and $69,834 and $100,295 for the nine months ended September 30, 2013 and 2012, respectively; refer to 'Other Expenses' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

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

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2013	Change	2012	2013	Change	2012

Insurance	$574,778	9%	$529,678	$1,952,548	13%	$1,729,365
Reinsurance	330,019	4%	318,008	1,918,537	16%	1,657,864
Total	$904,797	7%	$847,686	$3,871,085	14%	$3,387,229

% ceded
Insurance	32%	(5) pts	37%	29%	(3) pts	32%
Reinsurance	2%	2 pts	—%	1%	—	1%
Total	21%	(2) pts	23%	15%	(2) pts	17%

	Net Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2013	% Change	2012	2013	% Change	2012

Insurance	$393,627	18%	$332,591	$1,385,892	18%	$1,176,443
Reinsurance	322,762	1%	318,008	1,894,344	15%	1,642,917
Total	$716,389	10%	$650,599	$3,280,236	16%	$2,819,360

Gross premiums written for the three months ended September 30, 2013 increased by $57 million, and were driven by growth in our insurance segment with a smaller contribution from the reinsurance segment.

The increase in our insurance segment was driven by continued growth in liability business and was attributable to select new business opportunities and, to a lesser extent, rate increases in the U.S. wholesale excess casualty market. Professional lines showed an increase driven by new business, as we continue to expand our operations globally.

The increase in our reinsurance segment was driven by our professional lines with new business being the primary driver. The remainder of the variance was largely attributable to continued increases in the agriculture line (reflecting our agricultural initiative during the year) which was partially offset by reductions in the property line due to a reduction in reinstatement premiums received and the motor line due to premium adjustments.

For the nine months ended September 30, 2013, consolidated gross premiums written increased by $484 million; $261 million was attributable to our reinsurance segment, with the remaining $223 million generated by our insurance segment. Our agriculture reinsurance initiative and our accident and health line in the insurance segment contributed $128 million and $89 million of these amounts, respectively.

Outside of the agriculture initiative our reinsurance segment also reported growth in our property line of business primarily due to new business and the expansion of worldwide client relationships, increases in our catastrophe line of business due to the expansion of our European portfolio and growth in our liability line of business primarily reflecting expansion in the U.S.

In addition to the increase for accident and health, growth in our insurance segment was primarily attributable to our liability and professional lines business, with the increases attributable to the same factors identified for the three months ended September 30, 2013 above.

Reductions in the ceded premium ratio for both the three and nine months ended September 30, 2013 were primarily due to business mix changes, including a greater proportion of business for which we did not purchase significant reinsurance. Further contributing were changes in our reinsurance purchasing in the insurance segment, both on an excess of loss and proportional basis.

In August 2013, the Company obtained catastrophe protection for our insurance and reinsurance segments through a reinsurance agreement with Northshore Re Limited ('Northshore'). In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $200 million of coverage provided under the reinsurance agreement covering a three year period. At the time of the agreement, the Company performed an evaluation of Northshore to determine if it meets the definition of a variable interest entity ('VIE'). The Company concluded that Northshore is a VIE, however; the Company does not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, Northshore is not consolidated in the Company's consolidated financial statements. The premium ceded to Northshore during the three months ended September 30, 2013 was $14 million.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2013		2012		% Change	2013		2012		% Change

Insurance	$448,072	47%	$398,338	46%	12%	$1,272,297	46%	$1,175,173	46%	8%
Reinsurance	497,170	53%	464,109	54%	7%	1,492,857	54%	1,384,241	54%	8%
Total	$945,242	100%	$862,447	100%	10%	$2,765,154	100%	$2,559,414	100%	8%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Growth in net premiums earned for our insurance segment was primarily driven by recent growth in gross premiums written in our accident and health line. The expansion of our agriculture business in 2013 was the primary driver of the increases for our reinsurance segment.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended September 30,			Nine months ended September 30,
	2013	% Point Change	2012	2013	% Point Change	2012

Current accident year loss ratio	61.5%	3.2	58.3%	63.6%	1.0	62.6%
Prior year reserve development	(8.4%)	(1.4)	(7.0%)	(6.4%)	0.7	(7.1%)
Acquisition cost ratio	18.4%	—	18.4%	17.7%	(1.2)	18.9%
General and administrative expense ratio(1)	14.8%	(0.8)	15.6%	15.6%	(0.8)	16.4%
Combined ratio	86.3%	1.0	85.3%	90.5%	(0.3)	90.8%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 2.4% and 3.2% for the three months ended September 30, 2013 and 2012, respectively, and 2.5% and 3.9% for the nine months ended September 30, 2013 and 2012, respectively. These costs are further discussed in the ‘Other Expenses’ section.

Current Accident Year Loss Ratio

The increase in the current accident year loss ratio for the three months ended September 30, 2013 was primarily attributable to natural catastrophe and weather-related losses. During the three months ended September 30, 2013, we recognized aggregate natural catastrophe and weather-related pre-tax net losses (net of related reinstatement premiums) of $51 million relating to worldwide weather-related loss events. Comparatively, we recognized $32 million of pre-tax net losses (net of related reinstatement premiums)

primarily related to the impact of severe drought conditions on U.S. crops and Hurricane Isaac during the three months ended September 30, 2012. The remainder of the increase in the current accident year loss ratio was primarily driven by a change in business mix.

During the nine months ended September 30, 2013, we recognized aggregate pre-tax natural catastrophe and weather-related losses (net of related reinstatement premiums) of $203 million, primarily driven by flooding in Canada, Argentina and Europe. Comparatively, we recognized $132 million of pre-tax net losses (net of related reinstatement premiums) related to U.S. weather events, crop losses following severe drought conditions in the U.S. and Hurricane Isaac, during the nine months ended September 30, 2012. From the loss ratio perspective, the increase due to the impact of natural catastrophe and weather-related events described above was partially offset by a number of other less significant factors, with the decrease in the level of large losses incurred in the reinsurance segment the most pronounced.

Prior Year Reserve Development

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Insurance	$34,065	$31,566	$46,355	$81,855
Reinsurance	45,970	28,865	130,293	98,419
Total	$80,035	$60,431	$176,648	$180,274

Overview

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for liability reinsurance and professional lines reinsurance business also contributed in the three and nine months ended September 30, 2013 with professional lines contributing notably in the nine months ended September 30, 2012.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $57 million and $59 million, respectively, of the total net favorable prior year reserve development in the third quarters of 2013 and 2012. For the nine months ended September 30, 2013 and 2012, these short-tail lines contributed $119 million and $146 million, respectively, of net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. During the three and nine months ended September 30, 2013, we recognized $26 million and $64 million, respectively, of net favorable prior year reserve development, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2004 through 2007 accident years.

Our medium-tail business consists primarily of professional insurance and reinsurance lines and credit and surety reinsurance business. Our professional lines reinsurance business contributed further net favorable prior year reserve development of $10 million and $20 million in the three and nine months ended September 30, 2013, respectively. In the nine months ended September 30, 2012 our reinsurance professional lines business contributed $25 million. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2009 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development. Our credit and surety line recorded an adverse development of $15 million for the three months ended September 30, 2013 primarily reflecting recent claim developments on certain European bond exposures.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

Estimates of Natural Catastrophe and Weather Related-Losses
The frequency and severity of natural catastrophe and weather activity was high in recent years and our September 30, 2013 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami, the three New Zealand earthquakes and the recent Canadian, European and Argentinian floods, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Property and other	$21,661	$13,433	$35,625	$48,497
Marine	9,362	14,897	33,232	29,663
Aviation	326	2,164	6,083	4,921
Credit and political risk	5,638	(74)	5,619	(132)
Professional lines	(2,830)	5,148	(18,939)	6,635
Liability	(92)	(4,002)	(15,265)	(7,729)
Total	$34,065	$31,566	$46,355	$81,855

In the three months ended September 30, 2013, we recognized $34 million of net favorable prior year reserve development, the principal components of which were:

•	$22 million of net favorable prior year reserve development on property and other business, largely related to the 2010 through 2012 accident years and driven by better than expected loss emergence.

•	$9 million of net favorable prior year reserve development on marine business, spanning a number of accident years and driven by better than expected loss emergence.

In the three months ended September 30, 2012, we recognized $32 million of net favorable prior year reserve development, the principal components of which were:

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

In the nine months ended September 30, 2013, we recognized $46 million of net favorable prior year reserve development, the principal components of which were:

•	$36 million of net favorable prior year reserve development on property and other business, largely related to the 2010 and 2011 accident years and driven by better than expected loss emergence.

•	$33 million of net favorable prior year reserve development on marine business, spanning a number of accident years and driven by better than expected loss emergence.

•
$19 million of net adverse prior year reserve development on professional lines, emanating from the 2008 and 2009 accident years and driven by developments on certain global financial crisis-related claims. The impact of these developments was partially muted by the recognition of favorable experience for business not impacted by the global financial crisis. In addition, management increased reserves for the 2012 accident year to reflect adverse claim development on the U.S. Commercial D&O class.

•	$15 million of net adverse prior year reserve development on liability business, related to developments on two particular circumstances and pertaining to the 2007 and 2011 accident years.

In the nine months ended September 30, 2012, we recognized $82 million of net favorable prior year reserve development, the principal components of which were:

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

•	$30 million of net favorable prior year reserve development on marine business, spanning a number of accident years and largely related to better than expected loss emergence.
Reinsurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Property and other	$25,171	$28,940	$44,026	$63,372
Credit and surety	(15,484)	2,464	6,481	13,744
Professional lines	10,078	(1,000)	19,836	24,858
Motor	77	(2,136)	(4,273)	(3,067)
Liability	26,128	597	64,223	(488)
Total	$45,970	$28,865	$130,293	$98,419

In the three months ended September 30, 2013, we recognized $46 million of net favorable prior year reserve development, the principal components of which were:

•	$25 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence.

•
$15 million of net adverse prior year reserve development on credit and surety reinsurance business, relating to multiple accident years, primarily relating to recent developments on certain European bond exposures.

•	$26 million of net favorable prior year reserve development on liability reinsurance business for the reasons discussed in the overview.

In the three months ended September 30, 2012, we recognized $29 million of net favorable prior year reserve development, the principal components of which were:

•	$23 million of net favorable prior year reserve development on catastrophe and property business, spanning a number of accident years and largely due to better than expected loss emergence.

•	$6 million of net favorable prior year reserve development on crop business, related to the 2011 accident year and due to better than expected loss emergence.

In the nine months ended September 30, 2013, we recognized $130 million of net favorable prior year reserve development, the principal components of which were:

•	$44 million of net favorable prior year reserve development on property and other business, largely driven by better than expected loss emergence on the 2008 and 2012 accident years.

•
$20 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2007 through 2009 accident years and driven by better than expected loss emergence.

•	$64 million of net favorable prior year reserve development on liability reinsurance business for the reasons discussed in the overview.

In the nine months ended September 30, 2012, we recognized $98 million of net favorable prior year reserve development, the principal components of which were:

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

•
$14 million of net favorable prior year reserve development on credit and surety reinsurance business, largely related to the 2009 through 2011 accident years, in recognition of better than expected loss emergence and updated information from our cedants.

•	$25 million of net favorable prior year reserve development on professional lines reinsurance business, primarily for the 2005 through 2007 accident years for the reasons discussed in the overview.

Acquisition Cost Ratio: The reduction in the acquisition cost ratio for the nine months ended September 30, 2013 is reflective of decreases in both segments. While the reduction in the reinsurance segment was driven by accruals for loss-sensitive features in underlying contracts, business mix changes drove the decrease in the insurance segment.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013	% Change	2012	2013	% Change	2012

Revenues:
Gross premiums written	$574,778	9%	$529,678	$1,952,548	13%	$1,729,365
Net premiums written	393,627	18%	332,591	1,385,892	18%	1,176,443
Net premiums earned	448,072	12%	398,338	1,272,297	8%	1,175,173
Other insurance related income	725		953	1,756		1,884

Expenses:
Current year net losses and loss expenses	(250,505)		(217,411)	(811,123)		(735,326)
Prior year reserve development	34,065		31,566	46,355		81,855
Acquisition costs	(61,087)		(59,026)	(177,097)		(178,834)
General and administrative expenses	(82,548)		(78,029)	(257,962)		(233,243)

Underwriting income	$88,722	16%	$76,391	$74,226	(33%)	$111,509

Ratios:		% Point Change			% Point Change
Current year loss ratio	55.9%	1.3	54.6%	63.8%	1.2	62.6%
Prior year reserve development	(7.6%)	0.3	(7.9%)	(3.7%)	3.3	(7.0%)
Acquisition cost ratio	13.6%	(1.2)	14.8%	13.9%	(1.3)	15.2%
General and administrative ratio	18.5%	(1.1)	19.6%	20.3%	0.4	19.9%
Combined ratio	80.4%	(0.7)	81.1%	94.3%	3.6	90.7%

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2013		2012		% Change	2013		2012		% Change

Property	$147,485	26%	$136,759	26%	8%	$527,650	28%	$502,971	28%	5%
Marine	38,406	7%	45,435	9%	(15%)	206,345	11%	222,536	13%	(7%)
Terrorism	10,418	2%	10,589	2%	(2%)	28,109	1%	28,504	2%	(1%)
Aviation	4,379	1%	16,470	3%	(73%)	20,076	1%	36,001	2%	(44%)
Credit and political risk	7,099	1%	4,553	1%	56%	36,639	2%	13,279	1%	176%
Professional lines	208,174	36%	191,882	36%	8%	630,547	32%	580,743	34%	9%
Liability	100,018	17%	74,642	14%	34%	262,780	13%	193,862	11%	36%
Accident and health	58,799	10%	49,348	9%	19%	240,402	12%	151,469	9%	59%
Total	$574,778	100%	$529,678	100%	9%	$1,952,548	100%	$1,729,365	100%	13%

The $45 million and $223 million increases in gross premiums written for the three and nine months ended September 30, 2013 respectively, were driven by the accident and health, liability, professional and property lines. Our accident and health line growth was driven by expansion of our U.S. and international reinsurance business assumed. Liability growth was attributable to select new business opportunities and, to a lesser extent, rate increases in the U.S. wholesale excess casualty market.

Professional lines showed an increase driven by new business, as we expand our operations globally. Property benefited from new business opportunities and rate increases in certain markets which more than offset reductions driven by the non-renewal of certain catastrophe-exposed business written through managing general agents ('MGAs').

Premiums Ceded: Premiums ceded in the current quarter were $181 million, or 32% of gross premiums written, compared with $197 million, or 37% in the comparable period in 2012. For the first nine months of 2013, premiums ceded were $567 million, or 29% of gross premiums written, compared with $553 million, or 32% of gross premiums written, in the same period of 2012. Reductions related to changes in our reinsurance purchasing and business mix changes were the primary drivers of the reduction in the ceded ratio for each period. Reductions related to changes in our reinsurance purchasing included excess of loss treaty reductions driven by both retention and rate, and proportional changes related to reductions in the cession rates on our professional lines and liability programs on renewal during 2013. Changes in business mix related to growth in our accident and health business for which we did not purchase significant reinsurance.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2013		2012		% Change	2013		2012		% Change

Property	$123,715	27%	$109,849	28%	13%	$343,785	28%	$319,706	28%	8%
Marine	45,428	10%	43,975	11%	3%	133,126	10%	128,596	11%	4%
Terrorism	9,327	2%	9,483	2%	(2%)	30,722	2%	28,286	2%	9%
Aviation	10,823	2%	15,172	4%	(29%)	36,575	3%	45,720	4%	(20%)
Credit and political risk	17,453	4%	20,274	5%	(14%)	52,880	4%	64,400	5%	(18%)
Professional lines	150,350	34%	139,525	35%	8%	430,371	34%	421,452	36%	2%
Liability	29,549	7%	21,694	5%	36%	76,910	6%	63,431	5%	21%
Accident and health	61,427	14%	38,366	10%	60%	167,928	13%	103,582	9%	62%
Total	$448,072	100%	$398,338	100%	12%	$1,272,297	100%	$1,175,173	100%	8%

Growth in our accident and health line, commensurate with gross premiums written growth in recent periods following the launch of this product offering in 2010, was the primary driver of the increase in net premiums earned. The increase for property for the three and nine months ended September 30, 2013 was driven by growth in gross written premium, reflecting new business opportunities and certain price improvements and decreases in premiums ceded, with reductions in reinsurance purchased on an excess of loss basis.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2013	% Point Change	2012	2013	% Point Change	2012

Current accident year	55.9%	1.3	54.6%	63.8%	1.2	62.6%
Prior year reserve development	(7.6%)	0.3	(7.9%)	(3.7%)	3.3	(7.0%)
Loss ratio	48.3%	1.6	46.7%	60.1%	4.5	55.6%

Current Accident Year Loss Ratio

The increases in the insurance segment's current accident year loss ratios for the three months ended September 30, 2013 primarily reflects a change in the business mix.

During the three months ended September 30, 2013 we incurred an insignificant amount of natural catastrophe and weather-related events as third quarter losses were offset by favorable development on losses incurred during the first half of the year. Comparatively, the three months ended September 30, 2012 results included $5 million of natural catastrophe and weather-related losses primarily related to Hurricane Isaac.

The increases in the insurance segment's current accident year loss ratios for the nine months ended September 30, 2013 were primarily attributable to natural catastrophe and weather-related losses.

During the nine months ended September 30, 2013, we incurred natural catastrophe and weather-related pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) of $97 million, primarily driven by tornadoes and hailstorms in the U.S. and flooding in Argentina and Canada. Comparatively, we recognized $58 million of pre-tax net losses related to first and second quarter U.S. weather events and Hurricane Isaac during the nine months ended September 30, 2012.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio: The reductions in the segment's acquisition cost ratio for both the three and nine months ended September 30, 2013 respectively, were attributable to a number of factors, but primarily reflect changes in certain reinsurance programs and changes in business mix including the reduction in the volume of business sourced through MGAs.

General and Administrative Expense Ratio: Total general and administrative expenses increased in both the three and nine months ended September 30, 2013 respectively, primarily attributable to additional staffing costs associated with the continued build-out of the segment's global platform. Growth in net premiums earned has an offsetting impact from a general and administrative expense ratio perspective.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013	% Change	2012	2013	% Change	2012

Revenues:
Gross premiums written	$330,019	4%	$318,008	$1,918,537	16%	$1,657,864
Net premiums written	322,762	1%	318,008	1,894,344	15%	1,642,917
Net premiums earned	497,170	7%	464,109	1,492,857	8%	1,384,241

Expenses:
Current year net losses and loss expenses	(331,052)		(285,672)	(948,360)		(865,929)
Prior year reserve development	45,970		28,865	130,293		98,419
Acquisition costs	(112,595)		(99,770)	(311,795)		(304,755)
General and administrative expenses	(35,127)		(28,924)	(103,411)		(86,057)

Underwriting income	$64,366	(18%)	$78,608	$259,584	15%	$225,919
Ratios:		% Point Change			% Point Change
Current year loss ratio	66.6%	5.0	61.6%	63.5%	0.9	62.6%
Prior year reserve development	(9.3%)	(3.0)	(6.3%)	(8.7%)	(1.5)	(7.2%)
Acquisition cost ratio	22.6%	1.1	21.5%	20.9%	(1.1)	22.0%
General and administrative ratio	7.2%	0.9	6.3%	6.9%	0.6	6.3%
Combined ratio	87.1%	4.0	83.1%	82.6%	(1.1)	83.7%

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended September 30,					Nine months ended September 30,
	2013		2012		% Change	2013		2012		% Change

Catastrophe	$71,851	21%	$73,329	23%	(2%)	$378,115	20%	$343,989	20%	10%
Property	58,294	18%	64,717	20%	(10%)	343,626	18%	305,767	18%	12%
Professional lines	66,017	20%	50,648	16%	30%	213,978	11%	211,551	13%	1%
Credit and surety	29,487	9%	30,728	10%	(4%)	258,122	13%	257,347	16%	—%
Motor	4,286	1%	10,622	3%	(60%)	245,834	13%	226,708	14%	8%
Liability	75,100	23%	78,118	25%	(4%)	253,555	13%	228,841	14%	11%
Agriculture	8,659	3%	2,015	1%	330%	143,995	8%	15,537	1%	827%
Engineering	12,462	4%	6,745	2%	85%	59,115	3%	56,564	3%	5%
Other	3,863	1%	1,086	—%	256%	22,197	1%	11,560	1%	92%
Total	$330,019	100%	$318,008	100%	4%	$1,918,537	100%	$1,657,864	100%	16%

Growth during the three months ended September 30, 2013 was driven by our professional lines with new business being the primary driver. The remainder of the variance was largely attributable to continued increases in the agriculture line (reflecting our agricultural initiative during the year) which was partially offset by reductions in the property line due to a reduction in reinstatement premiums received and the motor line due to premium adjustments.

For the nine months ended September 30, 2013, our agriculture initiative was the primary driver of expansion in gross premiums written, contributing $128 million of the $261 million increase; quota share business in the United States comprised the majority of the increase, with excess of loss business in Asia also contributing. Our property line of business increased primarily due to new business and the expansion of worldwide client relationships. The increase in our catastrophe line of business was due to the expansion of our European portfolio, while growth in our liability line of business primarily reflected expansion in the U.S.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2013		2012		% Change	2013		2012		% Change

Catastrophe	$97,605	20%	$89,800	19%	9%	$289,361	21%	$272,531	19%	6%
Property	86,033	17%	89,114	19%	(3%)	259,243	17%	263,421	19%	(2%)
Professional lines	77,083	16%	73,197	16%	5%	223,129	15%	219,333	16%	2%
Credit and surety	73,620	15%	70,643	15%	4%	211,764	14%	207,971	15%	2%
Motor	51,178	10%	58,179	13%	(12%)	169,845	11%	179,816	13%	(6%)
Liability	51,783	10%	59,368	13%	(13%)	170,531	11%	167,849	12%	2%
Agriculture	36,735	7%	4,799	1%	nm	105,504	7%	12,510	1%	nm
Engineering	18,052	4%	15,674	3%	15%	49,185	3%	50,640	4%	(3%)
Other	5,081	1%	3,335	1%	52%	14,295	1%	10,170	1%	41%
Total	$497,170	100%	$464,109	100%	7%	$1,492,857	100%	$1,384,241	100%	8%

nm – not meaningful

Expansion of our agriculture business in 2013, described above, was the primary driver of the increase in net premiums earned for both the three and nine months ended September 30, 2013.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2013	% Point Change	2012	2013	% Point Change	2012

Current accident year	66.6%	5.0	61.6%	63.5%	0.9	62.6%
Prior year reserve development	(9.3%)	(3.0)	(6.3%)	(8.7%)	(1.5)	(7.2%)
Loss ratio	57.3%	2.0	55.3%	54.8%	(0.6)	55.4%

Current Accident Year Loss Ratio

The increase in the reinsurance segment's current accident year loss ratio for the third quarter was primarily attributable to natural catastrophe and weather-related losses. During the three months ended September 30, 2013, we recognized aggregate natural catastrophe and weather-related pre-tax net losses (net of related reinstatement premiums) of $51 million, emanating from worldwide weather-related loss events. Comparatively, during the three months ended September 30, 2012, we recognized $27 million of pre-tax net losses related primarily to crop losses following severe drought conditions in the U.S. The remaining variance in the current accident year loss ratio can be attributed to changes in the business mix, partially offset by a reduction in large losses incurred.

We recognized aggregate natural catastrophe and weather-related pre-tax net losses (net of related reinstatement premiums) of $106 million during the nine months ended September 30, 2013, driven by worldwide weather-related loss events. Comparatively, during the nine months ended September 30, 2012, we recognized $74 million of pre-tax net losses (net of related reinstatement premiums) related to first and second quarter 2012 U.S. weather events, crop losses following severe drought conditions in the U.S. and

Hurricane Isaac. The remaining decrease in the current accident year loss ratio can be attributed to a reduction in large losses, partially offset by a change in the business mix.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio: The increase for the three months ended September 30, 2013 was due to higher acquisition costs incurred primarily within our agriculture, professional and liability lines. The decrease for the nine months ended September 30, 2013 was due to the accruals related to loss-sensitive features in reinsurance contracts that reduced the segment's acquisition cost ratio; conversely, such accruals increased the acquisition cost ratio in 2012.

General and Administrative Expense Ratio: Total general and administrative expenses increased in both the three and nine months ended September 30, 2013 respectively, primarily attributable to additional staffing costs associated with the continued build-out of the segment's global platform. Growth in net premiums earned has an offsetting impact from a general and administrative expense ratio perspective.

OTHER EXPENSES

The following table provides a breakdown of our other expenses:

	Three months ended September 30,			Nine months ended September 30,
	2013	% Change	2012	2013	% Change	2012

Corporate expenses	$23,024	(17%)	$27,658	$69,834	(30%)	$100,295
Foreign exchange losses	56,860	138%	23,927	11,659	42%	8,212
Interest expense and financing costs	15,260	(2%)	15,558	46,355	—%	46,365
Income tax expense	6,030	(41%)	10,149	11,500	(25%)	15,314
Total	$101,174	31%	$77,292	$139,348	(18%)	$170,186

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.4% and 3.2% for the three months ended September 30, 2013 and 2012, respectively, and 2.5%
and 3.9% for the nine months ended September 30, 2013 and 2012, respectively. Performance-related compensation costs were the primary driver of the third quarter variance. Separation payments and accelerated and incremental share-based compensation costs aggregating to $34 million were recognized in conjunction with our senior leadership transition during the second quarter of 2012. Excluding these amounts, corporate expenses as a percentage of net premiums earned were comparable at 2.6% in the nine months ended September 30, 2012.

Foreign Exchange Losses: Some of our business is written in currencies other than the U.S. dollar. The foreign exchange losses for all periods presented were largely driven by the re-measurement of net insurance related liabilities. The foreign exchange losses for the three months ended September 30, 2013 and 2012 were largely driven by appreciation of Sterling and the euro against the U.S. Dollar. For the nine months ended September 30, 2013, appreciation of the euro and Sterling was the primary driver of the loss, partially offset by depreciation in the Australian Dollar. Comparatively, appreciation of Sterling drove the loss for the nine months ended September 30, 2012.

Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 3.8% and 2.1% for the three and nine months ended September 30, 2013, respectively, compared to 4.2% and 2.7% in the same periods of 2012. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended September 30,			Nine months ended September 30,
	2013	% Change	2012	2013	% Change	2012

Fixed maturities	$74,691	3%	$72,251	$218,877	(4%)	$228,432
Other investments	32,127	(6%)	34,242	87,406	21%	72,358
Equities	3,871	35%	2,862	8,419	(7%)	9,042
Cash and cash equivalents	382	(46%)	708	2,915	(27%)	3,979
Short-term investments	127	(76%)	537	1,056	46%	725
Gross investment income	111,198	1%	110,600	318,673	1%	314,536
Investment expense	(7,769)	12%	(6,962)	(23,223)	14%	(20,426)
Net investment income	$103,429	—%	$103,638	$295,450	—%	$294,110

Pre-tax yield:(1)
Fixed maturities	2.5%		2.5%	2.5%		2.7%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Despite larger average investment balances during the period, net investment income and pre-tax yields remained flat for both periods presented due to the continued low interest rate environments in both the U.S. and European markets.

Equities

The increase in dividend income (net of withholding taxes) in the three months ended September 30, 2013 is mainly due to higher dividend yields.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Hedge funds	$25,547	$23,924	$65,801	$49,016
CLO - Equities	6,580	10,318	21,605	23,342
Total net investment income from other investments	$32,127	$34,242	$87,406	$72,358

Pre-tax return on other investments	3.3%	4.2%	9.2%	9.3%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

The total net investment income from other investments was comparable with the previous year quarter with both periods benefiting from the strong performance of the global equity markets which translated into higher valuations on our hedge funds. The year-to-date increase over the comparable period of 2012 was primarily due to an increase in the amount invested in hedge funds as our total pre-tax return on other investments was consistent year-over-year.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

On sale of investments:
Fixed maturities and short-term investments	$1,177	$60,879	$21,350	$112,817
Equity securities	9,984	1,750	39,256	4,035
	11,161	62,629	60,606	116,852
OTTI charges recognized in earnings	(2,811)	(4,745)	(8,836)	(22,393)
Change in fair value of investment derivatives	(13,058)	(7,329)	4,234	(6,514)
Fair value hedges	—	248	—	7,754
Net realized investment gains (losses)	$(4,708)	$50,803	$56,004	$95,699

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. Lower net gains during the current quarter are reflective of the significant declines in pricing for our fixed maturities during 2013 as well as net realized gains taken in previous quarters. The primary sources of the net realized gains on fixed maturities during the current quarter was corporate debt (both investment-grade and high yield), compared to the primary sources being investment-grade corporate debt and Agency RMBS in the same quarter of 2012.

Improvements in global equity markets during 2013 enabled us to realize net gains on sales of our equity securities (primarily common stock) during the quarter. These net gains added to significant net gains realized in the first half of 2013, as common stock and previously impaired ETFs were sold to fund incremental investments in hedge funds.

OTTI charges

For the three and nine months ended September 30, 2013, OTTI charges were driven primarily by impairments on investment-grade corporate debt where we had the intent to sell subsequent to the balance sheet date. For both comparable periods of 2012, OTTI charges were driven mostly by impairments on equities where the severity and duration of unrealized losses made it unlikely that cost would be recovered within an adequate time frame. The prior year-to-date period also includes OTTI losses on ETFs where we were no longer able to assert that we had the intent to hold the securities until full recovery of cost due to the anticipated future reallocation to other asset classes.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During 2013, our economic hedges related primarily to securities denominated in Sterling, Canadian dollar, Australian dollar, euro and Mexican peso. The net losses for the current quarter were primarily driven by our economic hedges of our exposures to Sterling (which improved 6% against the U.S. dollar) and the Canadian dollar (which experienced significant intra-quarter volatility). These hedges did not qualify for fair value hedge accounting and accordingly, the corresponding net unrealized gains on the economically hedged securities are recorded as part of accumulated other comprehensive income in shareholders’ equity.

As part of our overall management of interest rate risk, we may use interest rate swaps to convert part of our overall fixed rate exposure to a variable rate exposure which effectively reduces the duration of our overall portfolio. The net losses for the quarter contain $5 million relating to our interest rate swaps.

Fair value hedges

During 2012, we sold all available for sale fixed maturities in the portfolios that qualified for hedge accounting and settled all of the associated foreign exchange forward contracts.

Foreign denominated assets and liabilities will continue to be substantially matched, in order to minimize any foreign exchange impact.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net investment income	$103,429	$103,638	$295,450	$294,110
Net realized investments gains (losses)	(4,708)	50,803	56,004	95,699
Change in net unrealized gains/losses, net of currency hedges	110,606	140,024	(239,975)	264,255
Total	$209,327	$294,465	$111,479	$654,064

Average cash and investments(1)	$14,563,987	$14,151,400	$14,584,146	$14,004,157

Total return on average cash and investments, pre-tax(2)	1.4%	2.1%	0.8%	4.7%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)
Excluding the impact of foreign exchange fluctuation of unhedged portfolios that match foreign-denominated net insurance liabilities, the total return for the three and nine months ended September 30, 2013 would be 1.2% and 0.8%, respectively (2012: 1.8% and 4.3%, respectively).

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	September 30, 2013		December 31, 2012
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$11,940,222	$11,984,740	$11,605,672	$11,928,049
Equities	554,735	650,627	608,306	666,548
Other investments	822,668	994,572	730,101	843,437
Short-term investments	84,709	84,709	108,860	108,860
Total investments	$13,402,334	$13,714,648	$13,052,939	$13,546,894

Cash and cash equivalents(1)	$1,109,998	$1,109,998	$850,550	$850,550

(1)	Includes restricted cash and cash equivalents of $60 million and $91 million for 2013 and 2012, respectively.

The cost of our fixed maturities increased by $335 million from December 31, 2012, primarily due to investing a portion of our operating cash flows generated during the year. The $57 million increase in the fair value of our fixed maturities was also driven by the investment of operating cash flows but was partly offset by pricing deterioration as a result of the upward shift in sovereign yield curves.

The cost of our other investments increased during the first nine months of 2013 as funds were reallocated from equities to hedge funds. This also drove the increase in the fair value of our other investments but was further aided by the $87 million of net income generated by other investments during the first nine months of 2013. The decrease in the fair value of our equities caused by this reallocation to hedge funds was partly offset by the strong performance of the global equity markets during the first nine months of 2013.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	September 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,484,886	12%	$1,422,885	13%
Non-U.S. government	1,207,171	10%	1,104,576	9%
Corporate debt	3,510,486	29%	3,876,382	32%
Agency RMBS	2,511,756	21%	2,659,908	22%
CMBS	731,527	6%	840,084	7%
Non-Agency RMBS	74,226	1%	95,199	1%
ABS	915,674	8%	643,206	5%
Municipals(1)	1,549,014	13%	1,285,809	11%
Total	$11,984,740	100%	$11,928,049	100%

Credit ratings:
U.S. government and agency	$1,484,886	12%	$1,422,885	13%
AAA(2)	4,288,623	36%	4,791,455	39%
AA	1,818,622	15%	1,175,205	10%
A	2,104,954	18%	2,215,326	19%
BBB	1,352,240	11%	1,473,388	12%
Below BBB(3)	935,415	8%	849,790	7%
Total	$11,984,740	100%	$11,928,049	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS.

(3)	Non-investment grade securities.

Primarily during the first half of 2013, we increased our allocation to CLO Debt securities which form part of our ABS category. These purchases were funded by sales across all fixed maturity asset classes, but mainly other ABS. This allocation is anticipated to improve overall portfolio yield and reduce the impact of potential future increases in interest rates while not compromising the high credit quality of our fixed maturities portfolio. These securities were purchased primarily as new issues and all had ratings of AA- or better. In addition, our allocation to municipals was increased due to attractive after-tax valuations.

At September 30, 2013, our fixed maturities had a weighted average credit rating of AA- (2012: AA-) and an average duration of 3.3 years (2012: 3.0 years). The interest rate swap position reduced our duration to 3.2 years. When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $13.2 billion), the average credit rating would be AA- (2012: AA-) and the average duration would be 2.9 years including interest rate swaps and 3.1 years excluding interest rate swaps (2012: 2.8 years).

During the year, net unrealized gains decreased from $322 million at December 31, 2012 to $45 million at September 30, 2013. The asset classes experiencing the largest declines were Agency RMBS, investment-grade corporate debt and non-U.S. government debt, all of which were negatively impacted by the upward shift in sovereign yield curves during 2013.

Equities

During the year, net unrealized gains improved from $58 million at December 31, 2012 to $96 million at September 30, 2013. The improvement was a result of the strong performance of the global equity markets during the nine months ended September 30, 2013.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	September 30, 2013		December 31, 2012

Hedge funds
Long/short equity funds	$408,834	41%	$302,680	36%
Multi-strategy funds	270,180	27%	244,075	29%
Event-driven funds	184,771	19%	171,479	20%
Leveraged bank loan funds	47,572	5%	62,768	8%
Total hedge funds	911,357	92%	781,002	93%

Direct lending funds	13,015	1%	—	—%

Total hedge and direct lending funds	924,372	93%	781,002	93%

CLO - Equities	70,200	7%	62,435	7%
Total other investments	$994,572	100%	$843,437	100%

The increase in the fair value of our hedge funds during 2013 reflects net subscriptions of $64 million and $66 million of price appreciation as our hedge funds benefited from the strong performance of the global equity markets during the nine months ended September 30, 2013.

We have made total commitments of $110 million to managers of direct lending funds. To date, $13 million of our total commitment has been called.

The increase in the fair value of our CLO - Equities since December 31, 2012, was mainly due to capital calls of $23 million from a CLO - Equities fund to which we made a total commitment of $60 million during the quarter. In addition, our existing portfolio of direct investments in CLO - Equities provided $22 million of net investment income during the year, offset by the receipt of $37 million of cash distributions, including $16 million from the partial liquidation of two of our direct investments which have reached the end of their investment term.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a general discussion of our liquidity and capital resources. During the nine months ended September 30, 2013, we:

•	replaced our existing credit facility, which was set to expire in August;

•	effectively reduced the dividend rate on our preferred equity capital through two separate transactions;

•	continued the execution of common share repurchases under the program authorized by our Board of Directors; and

•	received an upgrade of the financial strength rating awarded by A.M. Best for each of our principal operating insurance and reinsurance subsidiaries to A+ (Stable).

The following table summarizes our consolidated capital for the periods indicated:

	September 30, 2013	December 31, 2012

Long-term debt	$995,699	$995,245

Preferred shares	627,843	502,843
Common equity	5,159,986	5,276,918
Shareholders’ equity	5,787,829	5,779,761
Total capital	$6,783,528	$6,775,006

Ratio of debt to total capital	14.7%	14.7%

Ratio of debt and preferred equity to total capital	23.9%	22.1%

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

On September 18, 2013, we entered into an amendment to the Credit Facility in order to permit AXIS Capital and its subsidiaries to enter into swap contracts and other arrangements related to weather derivatives transactions. All other material terms and conditions remained unchanged.

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

At September 30, 2013, this facility required a minimum consolidated net worth of $3.934 billion and our actual consolidated net worth, as calculated under the provisions of the Credit Facility, was $5.657 billion. We had a consolidated debt to total capital ratio, calculated in accordance with the Credit Facility provisions, of 0.15 to 1.

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

At September 30, 2013, there were no borrowings or letters of credit outstanding under the Credit Facility and we were in compliance with all related covenants.

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

Concurrent with the closing of the Series D preferred share issuance, we redeemed 4 million of 7.25% Series A preferred shares outstanding at a $25.00 per share redemption price for a total of $100 million.

On a combined basis, these two transactions resulted in a 57 basis point reduction in the weighted average annual dividend rate on our preferred equity capital base.

During the nine months ended September 30, 2013, our common equity decreased by $117 million. The following table reconciles our opening and closing common equity positions:

Nine months ended September 30,	2013

Common equity - opening	$5,276,918
Net income	545,916
Shares repurchased for treasury	(359,513)
Change in unrealized appreciation on available for sale investments, net of tax	(217,357)
Common share dividends	(88,456)
Foreign currency translation adjustment	(14,892)
Preferred share dividends	(30,452)
Series D preferred share issue costs (included in additional paid-in capital)	(6,551)
Share-based compensation expense recognized in equity	37,379
Stock options exercised and other	16,994
Common equity - closing	$5,159,986

During the nine months ended September 30, 2013, we repurchased 8.5 million common shares for a total of $360 million (including $341 million pursuant to our Board-authorized share repurchase program and $19 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan). At October 30, 2013, the remaining authorization under the common share repurchase program approved by our Board of Directors was $409 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

Financial Strength Ratings

During September 2013, A.M. Best upgraded the financial strength rating of each of our principal operating insurance and reinsurance subsidiaries to a financial strength rating of A+ (Stable). This rating as defined by A.M. Best is assigned to companies that have, in their opinion, a "superior ability to meet ongoing insurance obligations." The 'A+' grouping is the second highest ratings category out of fifteen. Rating outlooks ('Positive', 'Negative' and 'Stable') are assigned to indicate a rating's potential direction over an intermediate term, generally defined as 12 - 36 months.

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

NEW ACCOUNTING STANDARDS

At October 30, 2013, there were no recently issued accounting pronouncements where our adoption of such guidance was pending.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2013, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we present operating income, consolidated underwriting income and underwriting-related general and administrative expenses, which are “non-GAAP financial measures” as defined in Regulation G.

Operating income represents after-tax operational results without consideration of after-tax net realized investment gains (losses), foreign exchange losses and losses on repurchase of preferred shares. We also present diluted operating income per common share and operating return on average common equity (“operating ROACE”), which are derived from the non-GAAP operating income measure.

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

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income available to common shareholders	$137,121	$223,407	$512,383	$513,555
Net realized investment (gains) losses, net of tax(1)	4,368	(46,241)	(51,306)	(86,305)
Foreign exchange losses, net of tax(2)	55,188	23,474	10,057	7,948
Loss on repurchase of preferred shares, net of tax(3)	—	—	3,081	14,009
Operating income	$196,677	$200,640	$474,215	$449,207

Earnings per common share - diluted	$1.21	$1.82	$4.41	$4.11
Net realized investment (gains) losses, net of tax	0.04	(0.38)	(0.45)	(0.69)
Foreign exchange losses, net of tax	0.49	0.19	0.09	0.07
Loss on repurchase of preferred shares, net of tax	—	—	0.03	0.11
Operating income per common share - diluted	$1.74	$1.63	$4.08	$3.60

Weighted average common shares and common share equivalents - diluted(4)	113,355	122,952	116,214	124,858

Average common shareholders’ equity	$5,047,045	$5,274,211	$5,218,452	$5,148,752

ROACE (annualized)	10.9%	16.9%	13.1%	13.3%

Operating ROACE (annualized)	15.6%	15.2%	12.1%	11.6%

(1)
Tax cost (benefit) of ($340) and $4,562 for the three months ended September 30, 2013 and 2012, respectively, and $4,698 and $9,394 for the nine months ended September 30, 2013 and 2012, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax benefit of $1,672 and $453 for the three months ended September 30, 2013 and 2012, respectively, and $1,602 and $264 for the nine months ended September 30, 2013 and 2012, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

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

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2013. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended September 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)

July 1-31, 2013	5,164	$45.62	—	$408.9	million
August 1-31, 2013	3,186	$42.52	—	$408.9	million
September 1-30, 2013	2,730	$43.15	—	$408.9	million
Total	11,080		—	$408.9	million

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
10.1
First Amendment to Credit Agreement, dated as of September 18, 2013, by and among AXIS Capital Holdings Limited and certain subsidiaries party thereto, designated Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Fronting Bank and L/C Administrator (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2013).

†*10.2	2014 Directors Annual Compensation Program.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibit 10.2 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 31, 2013

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)