Form 10-K
period 2013-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2014-02-21
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(441) 496-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, par value $0.0125 per share	New York Stock Exchange
6.875% Series C preferred shares	New York Stock Exchange
5.50% Series D preferred shares	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒ Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was approximately $5.1 billion.
As of February 10, 2014, there were outstanding 112,059,576 common shares, $0.0125 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 9, 2014 are incorporated by reference in response to items 10, 11, 12, 13 and 14 in Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2013.

AXIS CAPITAL HOLDINGS LIMITED

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report may include information regarding our estimates of losses related to catastrophes and other large losses, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity prices, credit spreads and foreign currency rates. Forward-looking statements only reflect our expectations and are not guarantees of performance.
These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, those described under Item 1A, 'Risk Factors' in this report, as those factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC's website at http://www.sec.gov.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

As used in this report, references to “we,” “us,” “our” or the “Company” refer to the consolidated operations of AXIS Capital Holdings Limited (“AXIS Capital”) and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited (“AXIS Specialty Bermuda”), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Markets Limited, AXIS Specialty Markets II Limited, AXIS Specialty Europe SE (“AXIS Specialty Europe”), AXIS Specialty London, AXIS Specialty Australia, AXIS Specialty Insurance Company (“AXIS Specialty U.S.”), AXIS Re SE (“AXIS Re SE”), AXIS Reinsurance Company (“AXIS Re U.S.”), AXIS Reinsurance Company (Canadian Branch), AXIS Surplus Insurance Company (“AXIS Surplus”), AXIS Insurance Company (“AXIS Insurance Co.”), AXIS Re Europe, AXIS Specialty Finance LLC (“AXIS Specialty Finance”) and Dexta Corporation Pty Ltd (“Dexta”) unless the context suggests otherwise. Tabular dollars are in thousands. Amounts in tables may not reconcile due to rounding differences.

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
At December 31, 2013, we had common shareholders’ equity of $5.2 billion, total capital of $6.8 billion and total assets of $19.6 billion.
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
We aim to execute on the following six-point strategy:
We offer a diversified range of products and services across market segments and geographies: Our position as a well-balanced hybrid insurance and reinsurance company gives us insight into the opportunities and challenges in a variety of markets. With our origins in Bermuda, today we have locations across the U.S. and in Canada, while in Europe we have offices in Dublin, London, Zurich, Barcelona, Madrid and Paris.  We are addressing opportunities throughout Latin America and have a reinsurance office in Sao Paulo. We also operate a number of offices in Australia and our Singapore branch serves as our gateway to Asia.

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
We modulate our risk appetite and deployment of capital across the underwriting cycle, commensurate with available market opportunities and returns: Closely attuned to market dynamics, we recognize opportunities as they develop and react quickly as new trends emerge. Our risk analytics provide important and continuous feedback, further assisting with the ongoing assessment of our risk appetite and strategic capital deployment. We have been successful in extending our product lines, finding new distribution channels and entering new geographies. When we do not find sufficiently attractive uses for our capital, we return excess capital back to our shareholders through share repurchases or dividends.
We develop and maintain deep and trustful relationships with clients and distribution partners, offering high-levels of service and effective solutions for risk management needs: Our management team has extensive industry experience, deep product knowledge and long-standing market relationships. We primarily transact in specialty markets, where risks are complex. Our intellectual capital and proven client-service capability attract clients and distribution partners looking for solutions.
We maintain excellent financial strength, characterized by financial discipline and transparency: Our total capital of $6.8 billion at December 31, 2013, our high-quality and liquid investment portfolio and our operating subsidiary ratings of "A+" ("Strong") by Standard & Poor's and "A+" ("Superior") by A.M. Best are key indicators of our financial strength.
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
Our key metrics for performance measurement include return on average common equity ("ROACE") and diluted book value per common share adjusted for dividends. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any one year may make it difficult to achieve a profitability target in any specific period and, therefore, we set a ROACE target of 15% over the full underwriting cycle.

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
The table below presents gross premiums written in each of our reportable segments for each of the most recent three years.

Year ended December 31,	2013	2012	2011

Insurance	$2,559,138	$2,309,481	$2,121,829
Reinsurance	2,137,903	1,830,162	1,974,324
Total	$4,697,041	$4,139,643	$4,096,153

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

•
Accident & health: includes accidental death, travel insurance and specialty health products for employer and affinity groups, as well as accident & health reinsurance for catastrophic or per life events on a quota share and/or excess of loss basis, with aggregate and/or per person deductibles.

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

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2013		2012		2011

Aon	$451,158	18%	$413,471	18%	$397,189	19%
Marsh	422,627	17%	427,565	19%	388,834	18%
Willis	223,131	9%	217,631	9%	203,011	10%
Other brokers	1,230,165	48%	1,060,864	46%	881,285	41%
Managing general agencies and underwriters	232,057	8%	189,950	8%	251,510	12%
Total	$2,559,138	100%	$2,309,481	100%	$2,121,829	100%

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
Our reinsurance segment provides non-life reinsurance to insurance companies on a worldwide basis. The following are the lines of business in our reinsurance segment:

•
Catastrophe: provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our cedants. The exposure in the underlying policies is principally property exposure but also covers other exposures including workers compensation and personal accident. The principal perils in this portfolio are hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril. We underwrite catastrophe reinsurance principally on an excess of loss basis.

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

•
Credit and Surety: consists of reinsurance of trade credit insurance products and includes both proportional and excess of loss structures. The underlying insurance indemnifies sellers of goods and services in the event of a payment default by the buyer of those goods and services. Also included in this line of business is coverage for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands or contract obligation in a variety of jurisdictions around the world. Bonding is also known as surety insurance.

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

•
Agriculture: provides coverage for risks associated with the production of food and fiber on a global basis for primary insurance companies writing multi-peril crop insurance, crop hail, and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposures to crop yield and/or price deviations. We provide both proportional and aggregate stop loss reinsurance.

•	Other: includes aviation, marine, and personal accident reinsurance.
Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2013		2012		2011

Aon	$749,751	35%	$712,588	39%	$727,102	37%
Marsh	643,292	30%	468,993	26%	566,451	29%
Willis	339,761	16%	299,097	16%	311,241	16%
Other brokers	271,458	13%	212,941	12%	185,632	9%
Direct	133,641	6%	136,543	7%	183,898	9%
Total	$2,137,903	100%	$1,830,162	100%	$1,974,324	100%

No customer accounted for more than 10% of the gross premiums written in the reinsurance segment.
Competitive Environment
In our reinsurance segment where competition tends to be focused on availability, service, financial strength and, increasingly, price, we compete with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. Our clients may also acquire reinsurance protection through capital market products such as catastrophe bonds and insurance loss warranties. We believe that we achieve a competitive advantage through our strong capital position, as well as our technical expertise that allows us to respond quickly to customer needs and provide quality and innovative underwriting solutions. In addition, our customers highly value our exemplary service (including excellent claims management, promptly paying valid claims) and financial strength ratings.

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
Also included in the table is the impact of foreign exchange rate movements during each year presented. Portions of our loss reserves relate to claims expected to be paid in currencies other than our reporting currency, the U.S. dollar. Movements in foreign exchange rates, therefore, result in variations in our estimated net loss reserves. Such variations are recognized as they arise, in our Consolidated Statements of Operations. For example, during the year ended December 31, 2013, appreciation in the rates of exchange between the Sterling and the euro against the U.S. dollar drove a $6 million increase in our net loss reserves established prior to and during 2013. To minimize the impact of foreign exchange driven volatility associated with our loss reserves denominated in foreign currencies, we generally hold cash and investments and/or derivative instruments denominated in the same currencies.
At the bottom of the table is a reconciliation of our re-estimated gross loss reserves with our re-estimated net unpaid loss reserves as of December 31, 2013. As our ceded reinsurance programs cover different lines of business and accident years, net and gross loss experience will not necessarily develop proportionately.
To facilitate an understanding of the information provided in the table, the following is an example using net loss reserves established at December 31, 2006. It can be seen from the top section of the table that at December 31, 2006, our estimate of loss reserves, net of unpaid reinsurance recoverable, was $3,704 million.
The next section of the table shows that our current estimate of net unpaid loss reserves for events occurring on or before December 31, 2006 is $2,290 million. The cumulative redundancy from our initial estimate of $1,414 million was recognized over the course of the following seven calendar years: $337 million in 2007, $291 million in 2008, $303 million in 2009, $197 million in 2010, $131 million in 2011, $68 million in 2012 and the remaining $87 million in 2013.
The following section of the table presents our cumulative claims paid at the end of each subsequent year. Of the net $1,772 million we have paid subsequent to December 31, 2006, $636 million was paid in 2007, $363 million was paid in 2008, $357 million in 2009, $158 million in 2010, $112 million in 2011, $81 million in 2012 and the remaining $66 million in 2013.
In summary, at December 31, 2006, we estimated our net loss reserves payable for claims arising from loss events occurring on or before that date were $3,704 million. At December 31, 2013, we have paid $1,772 million towards settlement of these claims and now believe that we will ultimately pay $2,290 million for full settlement.
It is important to note that the redundancies in our loss reserves noted in the table are cumulative and, therefore, should not be added together. In 2013, we revised our cumulative December 31, 2006 estimate of net loss reserves from $2,377 million to

$2,290 million. This favorable development is also included in each column to the right of the December 31, 2006 column, recognizing that the redundancy was also embedded in our estimated loss reserves at December 31 of each of the following years.

	Year ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013

Gross reserves for losses and loss expenses	$992,846	$2,404,560	$4,743,338	$5,015,113	$5,587,311	$6,244,783	$6,564,133	$7,032,375	$8,425,045	$9,058,731	$9,582,140
Reinsurance recoverable	(124,899)	(564,314)	(1,473,241)	(1,310,904)	(1,297,539)	(1,314,551)	(1,381,058)	(1,540,633)	(1,736,823)	(1,825,617)	(1,900,112)
Net reserves for unpaid losses and loss expenses	867,947	1,840,246	3,270,097	3,704,209	4,289,772	4,930,232	5,183,075	5,491,742	6,688,222	7,233,114	7,682,028
Net reserves re-estimated as of:
1 Year later	$686,235	$1,457,250	$3,053,561	$3,367,232	$3,913,485	$4,507,061	$4,870,020	$5,234,281	$6,443,382	$7,013,678
2 Years later	539,110	1,179,851	2,938,734	3,076,025	3,533,313	4,235,219	4,623,109	5,018,121	6,226,591
3 Years later	434,221	1,080,083	2,750,476	2,773,158	3,281,011	4,007,046	4,440,229	4,797,981
4 Years later	386,029	962,910	2,529,259	2,576,226	3,074,010	3,841,717	4,285,709
5 Years later	347,544	889,190	2,429,724	2,445,150	2,957,939	3,685,823
6 Years later	326,729	863,225	2,365,515	2,376,807	2,820,852
7 Years later	315,548	839,214	2,328,729	2,290,277
8 Years later	312,628	823,131	2,278,338
9 Years later	303,022	799,502
10 Years later	299,957
Cumulative redundancy on net reserves	$567,990	$1,040,744	$991,759	$1,413,932	$1,468,920	$1,244,409	$897,366	$693,761	$461,631	$219,436
Cumulative net paid losses as of:
1 Year later	$108,547	$291,695	$880,120	$636,266	$615,717	$982,036	$1,042,890	$953,035	$1,299,384	$1,373,459
2 Years later	169,853	432,963	1,292,738	999,280	1,147,990	1,539,713	1,592,741	1,601,082	2,187,024
3 Years later	202,136	511,325	1,500,652	1,355,821	1,461,494	1,936,555	2,002,373	2,061,667
4 Years later	221,644	574,874	1,771,039	1,513,350	1,655,688	2,221,221	2,301,915
5 Years later	245,978	615,920	1,873,052	1,625,423	1,807,075	2,424,791
6 Years later	254,676	650,110	1,930,682	1,705,987	1,928,489
7 Years later	263,412	677,351	1,979,439	1,772,037
8 Years later	269,909	698,846	2,026,100
9 Years later	276,406	706,010
10 Years later	276,614
Impact of foreign exchange and other	$3,240	$4,664	$(13,329)	$23,581	$28,588	$(133,345)	$82,018	$(25,282)	$(16,462)	$71,084	$6,184
Gross reserve for losses and loss expenses re-estimated	$399,394	$1,309,725	$3,624,917	$3,384,444	$3,840,572	$4,826,626	$5,555,183	$6,208,102	$7,808,233	$8,788,740
Reinsurance recoverable re-estimated	(99,437)	(510,223)	(1,346,579)	(1,094,167)	(1,019,720)	(1,140,803)	(1,269,474)	(1,410,121)	(1,581,642)	(1,775,062)
Net reserve for unpaid losses and loss expenses re-estimated	299,957	799,502	2,278,338	2,290,277	2,820,852	3,685,823	4,285,709	4,797,981	6,226,591	7,013,678
Cumulative redundancy on gross reserve	$593,452	$1,094,835	$1,118,421	$1,630,669	$1,746,739	$1,418,157	$1,008,950	$824,273	$616,812	$269,991

CASH AND INVESTMENTS
We seek to balance the investment portfolios’ objectives of (1) increasing book value with (2) the generation of relatively stable investment income, while providing sufficient liquidity to meet our claims and other obligations. Liquidity needs arising from potential claims are of primary importance and are considered in asset class participation and the asset allocation process. Intermediate maturity investment grade fixed income securities have duration characteristics similar to our expected claim payouts and are, therefore, central to our investment portfolio’s asset allocation. At December 31, 2013, the duration of our fixed maturities portfolio was approximately 3 years, which approximates the estimated duration of our net insurance liabilities.
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

Board of Directors’ Level
Our Board of Directors has oversight responsibility for the Group’s risk management. It approves any changes to the guidelines and key principles of our risk framework. The Risk Committee of our Board (‘Risk Committee’) which serves as a focal point for this oversight, recommends to the Board any changes to the Group’s risk tolerances, reviews the measurement of adherence to these, monitors the aggregation of risk, and reviews key risk issues and exposures. The Risk Committee further reviews the Group’s general risk policies and procedures to satisfy itself that effective systems of risk management have been established and are maintained.
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

We have a centralized Ceded Reinsurance department which coordinates external treaty reinsurance purchasing across the Group and is overseen by our Reinsurance Purchasing Group (RPG), in conjunction with the RSC. The RPG, which includes among others, our Chief Executive, Chief Financial. Chief Actuarial and Chief Risk Officers as well as business unit leadership, approves each treaty placement, and aims to ensure that appropriate diversification exists within our counterparty panels.

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
The table below shows our mean PML net estimates for certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2014 and 2013:

At January 1, (in millions of U.S. dollars)		2014			2013
Single zone/single event	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period

Southeast	U.S. Hurricane	$502	$705	$887	$500	$714	$955
Northeast	U.S. Hurricane	60	206	403	53	200	446
Mid-Atlantic	U.S. Hurricane	107	361	772	123	400	875
Gulf of Mexico	U.S. Hurricane	338	507	786	336	500	831
California	Earthquake	352	479	558	412	590	889
Europe	Windstorm	264	371	479	308	414	520
Japan	Earthquake	216	284	482	246	336	547
Japan	Windstorm	68	126	172	75	144	201

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
Our estimated net losses from peak zone catastrophes may change from period to period as a result of several factors, which include but are not limited to, updates to vendor catastrophe models, changes in our own modeling, changes in our underwriting portfolios, changes to our reinsurance purchasing strategy and changes in foreign exchange rates.  Our natural catastrophe PMLs in major zones have generally reduced in the last twelve months as we reshaped our overall natural catastrophe portfolio through both underwriting decisions and reinsurance/retrocession purchases including the issuance of a catastrophe bond (see‘Underwriting Results – Group’ under Item 7).
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
Reserving for long-tail lines of business represents a significant component of reserving risk. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because of a stacking-up effect: we carry reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on long-tail business in a variety of ways. First, we limit the amount of long-tail business we write in line with maintaining a well-balanced and diversified global portfolio of business. In 2013, our long-tail net premiums written (namely liability and motor business) represented 17% of our total premium written. We also purchase reinsurance on the liability business written in our insurance segment to reduce our net positions. Secondly, we follow a disciplined underwriting process that utilizes available information, including industry trends.
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
When we receive notice of a claim, regardless of size, it is recorded within our underwriting and claims systems. To assist with the reporting of significant claims, we have also developed a standard format and procedure to produce “flash reports” for significant events and potential losses, regardless of whether we have exposure. Our process for flash reporting allows a direct notification to be communicated to underwriters and senior management worldwide. Similarly, for natural peril catastrophes, we have developed a catastrophe database, along with catastrophe coding in certain systems, that allows for the gathering, blending and reporting of loss information as it develops from early modeled results to fully adjusted and paid losses.
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
Our credit aggregation measurement and reporting process is facilitated by our credit risk exposure database, which contains relevant information on counterparty details and credit risk exposures. The database is accessible by management throughout the Group, thus providing transparency to allow for the implementation of active exposure management strategies. We also license third party databases to provide credit risk assessments. We monitor all our credit aggregations and, where appropriate, adjust our internal risk limits and/or take specific actions to reduce our risk exposures.
Credit risk aggregation is also managed through minimizing overlaps in underwriting, financing and investing activities.

Credit risk relating to investing activities
With our fixed maturity investment portfolio, which represents approximately $12 billion or 61% of our total assets, we are exposed to potential losses arising from the diminished creditworthiness of issuers of bonds as well as third party counterparties such as custodians. We limit such credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. Treasury and Agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our fixed maturities portfolio for securities rated A- or above and 1% or less of our fixed maturities portfolio for securities rated below A-.
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

Credit risk relating to our underwriting portfolio
In our insurance segment, we provide credit insurance primarily for lenders (financial institutions) seeking to mitigate the risk of non-payment from their borrowers primarily in emerging markets. For the credit insurance contracts, it is necessary for the buyer of the insurance, most often a bank, to hold an insured asset, most often an underlying loan, in order to claim compensation under the insurance contract. We insure sovereign non-payment and corporate non-payment; for corporate non-payment the vast majority of the credit insurance provided is for single-name illiquid risks, primarily in the form of senior bank loans that can be individually analyzed and underwritten. As part of this underwriting process, an evaluation of credit-worthiness and reputation of the obligor is critical and forms the cornerstone of the underwriting process. We generally require that our clients retain a share of each transaction that we insure. A key element to our underwriting analysis is the assessment of recovery in the event of default and, accordingly, for senior secured loans, the strength of the collateral and the enforceability of rights to the collateral are paramount. We avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also seek to avoid terms in our credit insurance contracts which introduce liquidity risk, most notably, in the form of a collateralization requirement upon a ratings downgrade. We also provide protection against sovereign default or sovereign actions that result in impairment of cross-border investments for banks and corporations. Our contracts generally include conditions precedent to our liability relating to the enforceability of the insured transaction and restricting amendments to the transaction documentation, obligations on the insured to prevent and minimize losses, subrogation rights (including rights to have the insured asset transferred to us) and waiting periods. Under most of our policies, a loss payment is made in the event the debtor failed to pay our client when payment is due subject to a waiting period of up to 90 days.
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
Through asset and liability management, we aim to ensure that economic factors influence the value of our investments and that of our loss reserves and other liabilities in the same way, thus mitigating the effect of market fluctuations. For example, we reflect important features of our liabilities, such as maturity patterns and currency structures, on the assets side of the balance sheet by acquiring investments with similar characteristics.
We supplement our asset-liability management with various internal policies and limits. As part of our strategic asset allocation process, different asset strategies are simulated and stressed in order to evaluate the ‘best’ portfolio (given return objectives and risk constraints) at both the group and operating entity level. We centralize the management of asset classes to control aggregation of risk, and provide a consistent approach to constructing portfolios as well as the selection process of external asset managers. We have limits on the concentration of investments by single issuers and certain asset classes, and we limit the level of illiquid investments (see 'Liquidity Risk' below). Further, our investment guidelines do not permit the use of leverage in any of our fixed maturity and equity portfolios.
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
We have specific processes and systems in place to focus on high priority operational matters such as information security, managing business continuity, and third party vendor risk:

•
Major failures and disasters which could cause a severe disruption to working environments, facilities and personnel, represent a significant operational risk to us. Our Business Continuity Management framework strives to protect critical business functions from these effects to enable us to carry out our core tasks in time and at the quality required. During 2013, we continued to review our Business Continuity Planning procedures through cyclical planned tests.

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
Regulatory capital requirements
In each country in which we operate, the local regulator specifies the minimum amount and type of capital that each of the regulated entities must hold in support of their liabilities. We target to hold, in addition to the minimum capital required to comply with the solvency requirements, an adequate buffer to ensure that each of our operating entities meets its local capital requirements. See Note 20 of the Consolidated Financial Statements, under Item 8 for further information.
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

REGULATION

General

The business of (re)insurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. In addition, some jurisdictions are currently evaluating changes to their regulation and AXIS is monitoring these potential developments. To the extent AXIS is aware of impending changes in regulation, we designate project teams to prepare the organization to comply on a timely basis with such anticipated changes. The following describes the current material regulations under which the Company operates.

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

In November 2013, AXIS Capital formed AXIS Ventures Limited and its direct subsidiary AXIS Ventures Reinsurance Limited (“Ventures Re”). Ventures Re was licensed as a Class 3A insurer under the Insurance Act and registered as a segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended. Pursuant to a Direction under Section 56 of the Insurance Act issued by the BMA, Ventures Re is exempt from certain solvency and liquidity standards and reporting requirements.
The BMA acts as group supervisor of AXIS Capital and has designated AXIS Specialty Bermuda as the ‘designated insurer’ of the AXIS Capital group of insurance companies. In accordance with the group supervision and insurance group solvency rules, AXIS Capital is required to prepare and submit annual audited group GAAP financial statements, annual group statutory financial statements, an annual group statutory financial return, an annual group capital and solvency return and quarterly group unaudited financial returns. Enhanced group capital requirements (“ECR”) are being phased in beginning with the financial year ending December 31, 2013, when the applicable ECR was 50% of the amount prescribed by the BMA, with an additional 10% applicable each subsequent year through 2018, when the full ECR will be required.
AXIS Capital, AXIS Specialty Bermuda, AXIS Specialty Holdings Bermuda Limited, AXIS Bermuda Services Limited, AXIS Specialty Markets Limited, AXIS Specialty Markets Limited II, AXIS Ventures Limited and Ventures Re must also comply with provisions of the Bermuda Companies Act 1981, as amended (the “Companies Act”), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.
The Singapore branch of AXIS Specialty Bermuda, AXIS Specialty Limited (Singapore Branch), established in 2008, is also regulated by the Monetary Authority of Singapore pursuant to The Insurance Act of Singapore and is registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and regulated by ACRA pursuant to the Singapore Companies Act. Prior to establishing its Singapore branch, AXIS Specialty Bermuda had maintained a representative office in Singapore since 2004.
Effective January 1, 2014, AXIS Syndicate 1686 ("AXIS Syndicate"), a Lloyd's Syndicate, is licensed through Lloyd's to write insurance and reinsurance in or from Bermuda, except for long-term business.

United States
U.S. Insurance Holding Company Regulation of AXIS Capital’s Insurance Subsidiaries
As members of an insurance holding company system, each of AXIS Insurance Company, AXIS Reinsurance Company, AXIS Specialty Insurance Company and AXIS Surplus Insurance Company, collectively AXIS Capital’s U.S. insurance subsidiaries (“U.S. Insurance Subsidiaries”) are subject to the insurance holding company system laws and regulations of the states in which they do business. These laws generally require each of the U.S. Insurance Subsidiaries to register with its respective domestic state insurance department and to furnish financial and other information which may materially affect the operations, management or financial condition within the holding company system. All transactions within a holding company system that involve an insurance company must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its holding company system, and certain transactions may not be consummated without the department’s prior approval.
State Insurance Regulation
AXIS Reinsurance Company is licensed to transact insurance and reinsurance in all 50 of the United States, the District of Columbia and Puerto Rico. AXIS Reinsurance Company is also authorized to transact insurance and reinsurance throughout Canada through its Canadian branch and has reinsurance permissions in Brazil, India and Mexico. AXIS Insurance Company is licensed to transact insurance and reinsurance in all 50 of the United States and in the District of Columbia. AXIS Specialty Insurance Company is licensed to transact insurance and reinsurance throughout the United States, except California, Iowa, Maine, New Mexico, New York, Wyoming. AXIS Surplus Insurance Company is eligible to write insurance on a surplus lines basis in all 50 of the United States, the District of Columbia and Puerto Rico.
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
Regulators and rating agencies use statutory surplus as a measure to assess our U.S. subsidiaries’ ability to support business operations and pay dividends. Our U.S. Insurance Subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid from earned surplus without prior approval from regulatory authorities. These restrictions differ by state, but generally are based on calculations using statutory surplus, statutory net income and investment income. In addition, many state regulators use the National Association of Insurance Commissioners promulgated risk-based capital requirements as a means of identifying insurance companies which may be under-capitalized.
Although the insurance industry generally is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) was signed into law. Certain sections of that act pertain to the regulation and business of insurance. Specifically, the Federal Insurance Office was created (“FIO”). Initially, the FIO will have limited authority and mainly collect information and report on the business of insurance to Congress. In addition, Dodd-Frank contained the Nonadmitted and Reinsurance Reform Act of 2010 (“NRRA”). NRRA attempts to coordinate the payment of surplus lines taxes, simplify the granting of alien insurers to become surplus lines authorized and coordinates the credit for certain reinsurance. Various sections of Dodd-Frank become effective over time and regulations have yet to be drafted for certain provisions. AXIS does not anticipate that Dodd-Frank will have any material effect on its operations or finances this year, but will continue to monitor its implementation.

U.S. Operations of our Non-U.S. Insurance Subsidiaries
The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of (re)insurance within their jurisdictions by (re)insurers that are not admitted to do business within such jurisdictions, or conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in all 50 of the United States, the District of Columbia and Puerto Rico. AXIS Syndicate is eligible to write surplus lines business throughout the United States, except for Kentucky, in the District of Columbia and in all U.S. territories. AXIS Syndicate is authorized to write insurance business, except life insurance business, in the states of Illinois, Kentucky and in the U.S. Virgin Islands under licenses held in the name of “Lloyd's underwriters” or “Underwriters at Lloyd's, London”. AXIS Syndicate is authorized to write non-life reinsurance business in all 50 of the United States, the District of Columbia and in all U.S. territories, except for accident and health reinsurance in New York. AXIS Specialty Bermuda, AXIS Re SE and Ventures Re are not licensed or eligible to write business in the United States. AXIS Specialty Bermuda, AXIS Re SE, AXIS Specialty Europe and Ventures Re do not maintain offices, solicit, advertise, underwrite, settle claims or conduct any insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized.
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the U.S. governing “credit for reinsurance” that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. Neither AXIS Re SE, AXIS Specialty Europe, nor Ventures Re are licensed, accredited or approved in any state in the U.S. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. During 2013, in connection with establishment of a Multi-Beneficiary Reinsurance Trust, AXIS Specialty Bermuda obtained accredited or trusteed reinsurer status in all U.S. jurisdictions except for California and New York.
Ireland
AXIS Specialty Europe
AXIS Specialty Europe is a European public limited liability company incorporated as a non-life insurer under the laws of Ireland. AXIS Specialty Europe is authorized and regulated by the Central Bank of Ireland (“CBI”) pursuant to the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 – 2013, as amended, repealed or replaced and European Union regulation relating to general insurance and statutory instruments made thereunder. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes of business. AXIS Specialty Europe may also write reinsurance business within the classes of insurance business for which it is authorized. Significant additional regulation that applies to AXIS Specialty Europe includes the CBI’s 2010 Corporate Governance Code for Credit Institutions and Insurance Undertakings and the CBI’s Fit and Proper requirements.
Ireland is a member of the European Economic Area, (“EEA”), which comprises each of the countries of the European Union (“EU”) with the exception of Croatia, and Iceland, Lichtenstein and Norway. Ireland transposed the EU’s Third Non-Life Insurance Directive into Irish law. This directive introduced a single system for the authorization and financial supervision of non-life insurance companies by their home state. Under this system, AXIS Specialty Europe is permitted to provide insurance services to clients located in any other EEA member state (“Freedom of Services”), provided it has notified the CBI and subject to compliance with any “general good requirements” as may be established by the applicable EEA member state regulators. AXIS Specialty Europe has notified the CBI of its intention to provide insurance services from Ireland and the United Kingdom on a Freedom of Services basis in all 30 EEA countries.
The Third Non-Life Directive also permits AXIS Specialty Europe to carry on insurance business in any other EEA member state under the principle of “Freedom of Establishment.” In May 2003, AXIS Specialty Europe established a U.K. branch known as AXIS Specialty London. The CBI remains responsible for the prudential supervision of the U.K. branch, however,

AXIS Specialty London is also regulated by the United Kingdom Prudential Regulation Authority and Financial Conduct Authority for United Kingdom business.
In July 2008, AXIS Specialty Europe established AXIS Specialty Australia, a branch in Australia to transact general insurance business. While the CBI continues to be the responsible supervisory authority, the Australia Prudential Regulation Authority (“APRA”) is also responsible for the authorization of and the ongoing prudential supervision of the branch in accordance with the Insurance Act 1973, as amended, as well as regulations applicable to general insurers. AXIS Specialty Europe is also registered as a foreign company with the Australia Securities Investment Commission in accordance with Australia’s Corporations Act 2001, as amended. Significant additional regulation that applies to AXIS Specialty Australia includes branch capital adequacy, assets in Australia, risk management, reinsurance management, governance, audit and actuarial requirements.
AXIS Specialty Europe has obtained local regulatory permission to carry on insurance business in Jersey and to write cross-border reinsurance business into India.
AXIS Re SE
AXIS Re SE is a European public limited liability company incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 - 2013 as amended, repealed or replaced and EU regulation applicable to reinsurance and statutory instruments made thereunder. The European Communities (Reinsurance) Regulations 2006 (the “Regulations”), as amended, which gave effect to the EU Reinsurance Directive, provide a comprehensive framework for the authorization and supervision of reinsurers in Ireland. Significant additional regulation that applies to AXIS Re SE includes the CBI’s 2010 Corporate Governance Code for Credit Institutions and Insurance Undertakings and the CBI’s 2011 Fit and Proper requirements.
The EU Reinsurance Directive provides that the authorization and supervision of European reinsurers is the responsibility of the EU member state where the head office of the relevant reinsurer is located. Once authorized in its home state, a reinsurer is automatically entitled to conduct reinsurance business in all EEA member states under the principles of Freedom of Establishment and Freedom of Services, similar to the system that applies to EU-based insurers. The Reinsurance Directive provides that the home state regulator is fully responsible for the financial and prudential supervision of a reinsurer, including business it carries on in other countries, either through branches or Freedom of Services.
In September 2003, AXIS Re SE established a branch in Zurich, Switzerland, known as AXIS Re Europe. The Swiss Financial Market Supervisory Authority does not impose additional regulation upon a Swiss branch of an EEA reinsurer.
AXIS Re SE has obtained local regulatory permissions to reinsure companies in Argentina, Bolivia, Brazil, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, India, Mexico, Panama, Paraguay, Peru and Venezuela.
AXIS Re SE has marketing offices in Brazil, France and Spain. These offices are representative offices only and no business may be written or any regulated activity conducted from these offices. AXIS Re SE Escritório de Representação No Brasil Ltda. was established in Brazil as a subsidiary of AXIS Re SE to facilitate the Brazilian regulatory requirements for approval of a representative office of AXIS Re SE.
AXIS Specialty Holdings Ireland Limited
AXIS Specialty Holdings Ireland Limited is the limited liability holding company for AXIS Specialty Europe and AXIS Re SE, incorporated under the laws of Ireland. In its capacity as a holding company of EU regulated (re)insurance companies, AXIS Specialty Holdings Ireland Limited is subject to certain of the CBI’s consolidated solvency requirements.
Our European legal entities will be subject to Solvency II regulation once Omnibus II, which will include a commencement date, is approved by the European Parliament. Solvency II is a risk based capital regime that consolidates and modernizes European (re)insurance regulation and supervision. Under Solvency II, European (re)insurers will calculate capital in accordance with a new standard formula, once finalized, or an internal model provided it has been approved by the CBI as lead regulator of our European legal entities, implement a risk management framework and governance measures and fulfill enhanced disclosure requirements.

AXIS Syndicate has permission to write insurance and reinsurance business on a Freedom of Services basis in Ireland. AXIS Specialty Bermuda, Ventures Re and the U.S. Insurance Subsidiaries are not authorized to conduct insurance and/or reinsurance business in Ireland.
United Kingdom
Under the law of England and Wales, a company may only conduct insurance and/or reinsurance business in the United Kingdom upon authorization.  AXIS Re SE is authorized to transact U.K. business on a Freedom of Services basis pursuant to the reinsurance directive, and AXIS Specialty Europe is authorized to transact U.K. business on a Freedom of Services basis pursuant to the Third Non-Life Insurance Directive and to conduct business in the U.K. on a Freedom of Establishment basis through its branch, AXIS Specialty London.
In November 2013, AXIS Syndicate was established having a single corporate member, AXIS Corporate Capital UK Limited, with approval to commence business at Lloyd’s from January 1, 2014. AXIS Syndicate 1686 is managed by Asta Managing Agency Ltd. Lloyd’s has licenses and authorizations to trade in 75 countries across Europe, the Middle East and Africa, North and South America, Asia and Australasia and AXIS Syndicate may write business where Lloyd’s has authorized status. Lloyd’s is governed by U.K. law and regulation. The Lloyd’s Act 1982 defines the governance structure and rules under which Lloyd’s operates. Under the Lloyd's Act 1982, the Council of Lloyd’s is responsible for the management and supervision of the Lloyd’s market. Lloyd’s is dual-regulated by the UK Prudential Regulation Authority (the “PRA”) and Financial Conduct Authority (“FCA”). Lloyd's Managing Agents are also dual regulated by the PRA and FCA.
AXIS Syndicate will be subject to Solvency II regulation once Omnibus II, which will include a commencement date, is approved by the European Parliament.

AXIS Syndicate is authorized to conduct U.K. insurance and reinsurance business.

The U.K. is a member of the EEA, which comprises each of the countries of the EU with the exception of Croatia, and Iceland, Lichtenstein and Norway. AXIS Syndicate is permitted to provide insurance and reinsurance services on a Freedom of Services basis subject to compliance with any “general good requirements” as may be established by the applicable EEA member state regulators.

AXIS Specialty Bermuda, Ventures Re and the U.S. Insurance Subsidiaries are not authorized to conduct insurance and/or reinsurance business in the United Kingdom.
Switzerland
AXIS Re SE conducts reinsurance business from its branch, AXIS Re Europe, in Zurich, Switzerland, subject to the supervision of the CBI.
AXIS Syndicate is authorized to conduct all classes of insurance business, except life, sickness and legal expenses and is authorized to write all classes of reinsurance business in Switzerland.
AXIS Specialty Bermuda, AXIS Specialty Europe, Ventures Re and the U.S. Insurance Subsidiaries are not authorized to conduct insurance or reinsurance business in Switzerland.
Singapore
AXIS Specialty Bermuda conducts (re)insurance business from its branch in Singapore, AXIS Specialty Limited (Singapore Branch), subject to the supervision of the BMA and the Monetary Authority of Singapore (the “MAS”).
AXIS Syndicate is licensed to write insurance from Singapore with the exception of certain compulsory classes and life business. Lloyd's underwriters are permitted to write reinsurance from Singapore, with the exception of life business. Singaporean business may also be written from outside of Singapore in certain circumstances where it is placed with a Singapore intermediary licensed by the MAS to place business at Lloyd's or by dealing directly with the insured.
AXIS Re SE, AXIS Specialty Europe, Ventures Re and the U.S. Insurance Subsidiaries are not authorized to conduct insurance or reinsurance business in Singapore.

Canada
AXIS Reinsurance Company conducts (re)insurance business from AXIS Reinsurance Company (Canadian Branch), its branch in Canada, subject to the supervision of the New York Department of Insurance and the Office of the Superintendent of Financial Institutions Canada (“OSFI”), the federal regulatory authority that supervises federal Canadian and non-Canadian insurance companies operating in Canada pursuant to the Insurance Companies Act (Canada). The branch is authorized by OSFI to transact insurance and reinsurance. In addition, the branch is subject to the laws and regulations of each of the provinces and territories in which it is licensed.
AXIS Syndicate is, subject to the laws and regulations of each of the provinces and territories in which it is licensed, authorized to write insurance in or from Canada, with the following exceptions: hail insurance in respect of crop in the province of Quebec; home warranty insurance in the province of British Columbia; life insurance; credit protection insurance; title insurance; and mortgage default insurance. AXIS Syndicate is authorized to write reinsurance in or from Canada subject to certain restrictions relating to life reinsurance.
AXIS Specialty Bermuda, AXIS Re SE, AXIS Specialty Europe, Ventures Re and the other U.S. Insurance Subsidiaries are not authorized to conduct insurance or reinsurance business in Canada.

Australia
AXIS Specialty Europe conducts (re)insurance business from its branch in Australia, subject to the supervision of the CBI and APRA. Significant additional regulation that applies to AXIS Specialty Australia includes branch capital adequacy, assets in Australia, risk management, reinsurance management, governance, audit and actuarial requirements.
AXIS Syndicate is authorized to write insurance in or from Australia with certain exceptions. AXIS Syndicate is authorized to write reinsurance in or from Australia.
AXIS Specialty Bermuda, AXIS Re SE, Ventures Re and the U.S. Insurance Subsidiaries are not authorized to conduct insurance or reinsurance business in Australia.
Other Countries
The AXIS (re)insurance companies also (re)insure risks in many countries pursuant to regulatory permissions and exemptions available to non-admitted (re)insurers.
AXIS Syndicate may write insurance and reinsurance business where Lloyd's underwriters have authorized status.

EMPLOYEES
As of February 21, 2014 we had approximately 1,200 employees. We believe that our employee relations are excellent.

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
We make available free of charge, including through our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Current copies of the charter for each of our Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee, Finance Committee, Executive Committee and Risk Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct, are available on our internet website at http://www.axiscapital.com.

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

Increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Also, changes in global climate conditions may further increase the frequency and severity of catastrophe activity and losses in the future. Examples of the impact of catastrophe events include our recognition of the net losses and loss expenses of:

•	$201 million, in aggregate, relating to various worldwide natural catastrophe and weather-related events in 2013;

•	$331 million in relation to Storm Sandy in 2012;

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
Our fixed maturities, which represent 87% of our total investments and 80% of total cash and investments at December 31, 2013, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, resulting in a lower book value (refer to Item 7A 'Quantitative and Qualitative Disclosure About Market Risk' for a related sensitivity analysis).
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
Our derivative instrument counterparties may default on amounts owed to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Even if we are entitled to collateral in circumstances of default, such collateral may be illiquid or proceeds from such collateral when liquidated may not be sufficient to recover the full amount of the obligation.
Global economic conditions could materially and adversely affect our business, results of operations and financial condition.
In recent years, worldwide financial markets experienced unprecedented volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events resulted in extraordinary responses by governments worldwide, including the enactment of the Emergency Economic Stabilization Act of 2008 and the U.S. Recovery and Reinvestment Act in 2009 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd Frank"). This market turmoil affected (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Although there have been indicators of stability returning to the financial markets, there continues to be significant uncertainty regarding the timeline for a full global economic recovery. As such, evolving market conditions may continue to affect our results of operations, financial position and capital resources. In the event that there is additional deterioration or volatility in financial markets or general economic conditions, our results of operations, financial position and/or liquidity, and competitive landscape could be materially and adversely affected.
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
Our credit and political risk insurance line of business protects insureds with interests in foreign jurisdictions in the event governmental action prevents them from exercising their contractual rights and may also protect their assets against physical damage perils. The insurance provided may include cover for loss arising from expropriation, forced abandonment, license cancellation, trade embargo, contract frustration, non-payment, war on land or political violence (including terrorism, revolution, insurrection and civil unrest).

Our credit and political risk line of business also provides non-payment coverage on specific loan obligations. We insure sovereign non-payment and corporate non-payment as a result of commercial as well as political risk events. The vast majority of the corporate non-payment credit insurance provided is for single-named illiquid risks, primarily in the form of senior bank loans that can be individually analyzed and underwritten. We avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also avoid terms in our credit insurance contracts which introduce liquidity risk, most notably, in the form of a collateralization requirement upon a ratings downgrade. Although we also attempt to manage our exposure, by among other things, setting credit limits by country, region, industry and individual counterparty and regularly reviewing our aggregate exposures, the occurrence of one or more large losses on our credit insurance portfolio could have a material adverse effect on our results of operations or financial condition.

If actual claims exceed our loss reserves, our financial results could be adversely affected.
While we believe that our loss reserves at December 31, 2013 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses being significantly greater or less than the reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2013 as well as claims expected to arise from the unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.
Our twelve-year operating history, which includes periods of rapid growth, means that our loss reserve estimate places more reliance on industry benchmarks than may be the case for companies with longer operating histories; as a result, the potential for volatility in our estimated loss reserves may be more pronounced. When establishing our single point best estimate of loss reserves at December 31, 2013, our management considered actuarial estimates and applied informed judgment regarding qualitative factors that may not be fully captured in actuarial estimates. Such factors included, but were not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information.
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
We seek to mitigate our loss exposure by writing a number of our (re)insurance contracts on an excess of loss basis. Excess of loss (re)insurance indemnifies the insured against losses in excess of a specified amount. We generally limit the program size for each client on our insurance business and purchase reinsurance for many of our lines of business. In the case of proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure through geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. In addition, various provisions of our insurance policies and reinsurance contracts, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks may not be enforceable in the manner we intend. We cannot be sure that any of these loss limitation methods will be effective and mitigate our loss exposure. As a result of these risks, one or more catastrophe or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations or financial condition.
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
Our business may be adversely affected if third-party outsourced service providers fail to satisfactorily perform certain technology and business process functions.
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
Government intervention and the possibility of future government intervention have created uncertainty in the (re)insurance markets. Government regulators are generally concerned with the protection of policyholders to the possible detriment of other constituents, including shareholders of (re)insurers. An example of such intervention was the expansion of the Florida Hurricane Catastrophe Fund in 2007, which increased the capacity of the Fund to compete against commercial providers of catastrophe reinsurance. In addition, in December 2007, the TRIEA of 2007 extended the material provisions of TRIA for an additional seven years to December 31, 2014 and expanded coverage to include domestic acts of terrorism.
In recent years certain U.S. and non-U.S. judicial and regulatory authorities, including U.S. Attorney’s Offices and certain state attorneys general, have commenced investigations into other business practices in the insurance industry. In addition, although the U.S. federal government has not historically regulated insurance, there have been proposals from time to time, and especially after the recent global financial crisis, to impose federal regulation on the insurance industry. For example, in 2010, Dodd-Frank established a Federal Insurance Office ("FIO") within the U.S. Treasury. The FIO initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry, and has conducted and submitted a study to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. This study's findings are not expected to have a significant impact on the Company. Further, Dodd-Frank gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as ‘systemically important’. While we do not believe that we are systemically important, as defined in Dodd-Frank, Dodd-Frank or additional federal regulation that is adopted in the future could impose significant burdens on us, impact the ways in which we conduct our business, increase compliance costs, duplicate state regulation and/or could result in a competitive disadvantage.
Further, once the European Parliament approves Omnibus II, which will include a commencement date, our European legal entities will be subject to Solvency II regulations. Solvency II will replace the existing European Commission (“E.C.”) (re)insurance legislation and has three pillars: (i) a risk based capital assessment, including the approval of internal capital models, (ii) a principles-based risk governance framework, and (iii) external regulatory disclosure obligations. Our European subsidiaries AXIS Specialty Europe and AXIS Re SE are working towards becoming Solvency II compliant. The Bermuda Monetary Authority (“BMA”) is seeking “equivalence” under the Solvency II directive and the E.C. has completed a preliminary equivalence assessment, identifying certain areas for improvement prior to granting full equivalence. AXIS Specialty Limited is working towards meeting all BMA requirements. Many of the detailed requirements are still being finalized by the E.C. The final implementation of the Solvency II directive may require us to incur considerable expense in order to comply with the requirements and the adoption of new capital modeling rules could impact the levels of capital required to operate our Bermuda and European subsidiaries. Solvency II could also increase our compliance costs and impact the way in which we conduct our business and govern our subsidiaries.
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
We market our (re)insurance worldwide primarily through (re)insurance brokers and derive a significant portion of our business from a limited number of brokers. Marsh & McLennan Companies, Inc., including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation and Willis Group Holdings Ltd., provided a total of 61% of our gross premiums written during 2013. Our relationships with these brokers are based on the quality of our underwriting and claim services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other (re)insurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us and these brokers may favor their own (re)insurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
Certain of our policyholders and intermediaries may not pay premiums owed to us due to insolvency or other reasons.
Insolvency, liquidity problems, distressed financial condition or the general effects of economic recession may increase the risk that policyholders or intermediaries, such as insurance brokers, may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts may not permit us to cancel our insurance even though we have not received payment. If non-payment becomes widespread, whether as a result of insolvency, lack of liquidity, adverse economic conditions, operational failure or otherwise, it could have a material adverse impact on our revenues and results of operations.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.
Developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, shareholders' equity and other relevant financial statement line items.
In particular, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”, and together with the FASB, the “Boards”) continue to work jointly on an insurance contract project, although the Boards acknowledge that the resulting standards will not converge. The FASB and IASB both issued Exposure Drafts during 2013 proposing accounting and reporting guidance for insurance contracts which could result in a material change from the current insurance accounting models toward more fair value-based models. Subsequently, during February 2014, the FASB decided that the core accounting framework will remain essentially unchanged for property and casualty (re)insurers although the financial statements disclosures will likely need to be enhanced.
Additionally, the Boards continue to develop a comprehensive model for accounting for and reporting of financial instruments, which may lead to further recognition of fair value changes through net income and changes in the way impairments are measured. Changes resulting from these two projects could have a significant impact on the earnings of (re)insurance industry participants. There remains uncertainty with respect to the final outcome of these two projects.
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
Under Bermuda law, non-Bermudians, with some limited exceptions, may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government only upon showing that, after proper public advertisement in most cases, no Bermudian or spouse of a Bermudian, holder of a permanent resident certificate or holder of a working resident certificate who meets the minimum standard requirements for the advertised position has applied for the position. Work permits may be requested for one, three, five, six or, in certain circumstances for key executives, ten years. In January 2013, the Bermuda government abolished term limits. This removed the immigration policy put in place in 2001, which limited the duration of work permits for between six to nine years. All executive officers who work in our Bermuda office that require work permits have obtained them.
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
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the acquirer, the integrity and management of the acquirer’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of the AXIS U.S. Subsidiaries, the insurance change of control laws of Connecticut, Illinois and New York would likely apply to such a transaction.
In addition, the Insurance Acts and Regulations in Ireland require that anyone acquiring or disposing of a direct or indirect holding in an Irish authorized insurance company (such as AXIS Specialty Europe) that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company, or anyone who proposes to decrease or increase that holding to specified levels, must first notify the CBI of their intention to do so. They also require any Irish authorized insurance company that becomes aware of any acquisitions or disposals of its capital involving the specified levels to notify the CBI. The specified levels are 20%, 33% and 50% or such other level of ownership that results in the company becoming the acquirer’s subsidiary within the meaning of article 20 of the European Communities (non-Life Insurance) Framework Regulations 1994.
The CBI has three months from the date of submission of a notification within which to oppose the proposed transaction if the CBI is not satisfied as to the suitability of the acquirer in view of the necessity “to ensure prudent and sound management of the insurance undertaking concerned.” Any person owning 10% or more of the capital or voting rights or an amount that makes it possible to exercise a significant influence over the management of AXIS Capital would be considered to have a “qualifying holding” in AXIS Specialty Europe.
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

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given each of our Bermuda resident companies an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to our Bermuda resident companies or any of their respective operations, shares, debentures or other obligations until March 31, 2035. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035.
Our non-U.S. companies may be subject to U.S. tax that may have a material adverse effect on our results of operations.

We intend to manage our business so that each of our non-U.S. companies will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on (re)insurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that any of its non-U.S. companies is/are engaged in a trade or business in the United States. If any of our non-U.S. companies were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business. If this were to be the case, our results of operations could be materially adversely affected.
Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

We intend to operate in such a manner so that none of our non-U.K. companies, should be resident in the United Kingdom for tax purposes and that none of our non-U.K. resident companies, other than AXIS Specialty Europe, should have a permanent establishment in the United Kingdom. Accordingly, we expect that none of our non-U.K. resident companies other than AXIS Specialty Europe should be subject to U.K. tax. Nevertheless, because neither case law nor U.K. statutes conclusively define the activities that constitute trading in the United Kingdom through a permanent establishment, the U.K. Inland Revenue might contend successfully that any of our non-U.K. companies, in addition to AXIS Specialty Europe, is/are trading in the United Kingdom through a permanent establishment in the United Kingdom and therefore subject to U.K. tax.

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
If any of our non-U.K. resident companies, other than AXIS Specialty Europe were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of our non-U.K. companies other than AXIS Specialty Europe were to be treated as carrying on a trade in the United Kingdom, whether or not through a permanent establishment, our results of operations could be materially adversely affected.
Our U.K. operations may be affected by future changes in U.K. tax law.

Our U.K. resident companies and AXIS Specialty Europe should be treated as taxable in the United Kingdom. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of these companies.
Our non-Irish companies may be subject to Irish tax that may have a material adverse effect on our results of operations.

We intend to operate our non-Irish resident companies in such a manner so that none of our non-Irish resident companies, should be resident in Ireland for tax purposes and that they should not be treated as carrying on a trade through a branch or agency in Ireland.
Accordingly, we expect that none of our non-Irish resident companies should be subject to Irish corporation tax. Nevertheless, since the determination as to whether a company is resident in Ireland is a question of fact to be determined based on a number of different factors and since neither case law nor Irish legislation conclusively defines the activities that constitute trading in Ireland through a branch or agency, the Irish Revenue Commissioners might contend successfully that any of our non-Irish companies, is resident in or otherwise trading through a branch or agency in Ireland and therefore subject to Irish corporation tax. If this were the case, our results of operations could be materially adversely affected.
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

Globally there are increasing efforts to modify the taxation of multi-national companies which may impact us.

In the U.S., legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States, but have certain U.S. connections. Legislation had been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates. It is possible that this or similar legislation could be enacted by the current Congress or future Congresses that could have an adverse impact on us. In addition, existing interpretations of U.S. federal income tax laws could change and any such changes could likewise impact us adversely. Internationally, the Organization of Economic Cooperation and Development (“The OECD”) has initiated a consultation on Base Erosion and Profit Shifting. There is a risk that the final recommendations of the OECD could be implemented by certain jurisdictions in which we operate and such changes could impact us adversely.
The price of our common shares may be volatile.

There has been significant volatility in the market for equity securities. During 2013, 2012, and 2011 the price of our common shares fluctuated from a low of $34.95 to a high of $49.75, a low of $30.35 to a high of $38.80 and from a low of $24.80 to a high of $37.81, respectively. On February 20, 2014, our common shares closed at a price of $43.66. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have an adverse impact on the market price of our common stock:

•	actual or anticipated variations in our quarterly results, including as a result of catastrophes or our investment performance;

•	our share repurchase program;

•	changes in market valuation of companies in the insurance and reinsurance industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market processes and volumes;

•	issuances or sales of common shares or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Stock markets in the U.S. continue to experience volatile price and volume fluctuations. Such fluctuations, as well as the general political situation, current economic conditions or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no outstanding, unresolved comments from the SEC staff at December 31, 2013.

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
We are not party to any material legal proceedings arising outside the ordinary course of business.

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

Our common shares are listed on the New York Stock Exchange under the symbol “AXS”. The following table provides the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2013			2012
	High	Low	Dividends Declared	High	Low	Dividends Declared

1st Quarter	$41.98	$34.95	$0.25	$33.52	$30.35	$0.24
2nd Quarter	$46.88	$41.29	$0.25	$35.12	$30.60	$0.24
3rd Quarter	$48.39	$41.87	$0.25	$36.45	$32.03	$0.24
4th Quarter	$49.75	$43.42	$0.27	$38.80	$33.65	$0.25

On January 13, 2014, the number of holders of record of our common shares was 26. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding the number of common shares we repurchased in the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
October 1-31, 2013	1,678	$44.99	—	$408.9	million
November 1-30, 2013	1,572,891	$48.56	1,564,889	$332.9	million
December 1-31, 2013	753,670	$48.15	749,101	$750.0	million
Total	2,328,239		2,313,990	$750.0	million

(a)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(b)
On September 24, 2010, our Board of Directors approved a share repurchase plan to repurchase up to $750 million of our common shares until December 31, 2012. On December 17, 2012, our Board of Directors authorized a new share repurchase plan to repurchase $750 million of our common shares through to December 31, 2014. On December 9, 2013, our Board of Directors authorized a new share repurchase plan for up to $750 million of our common shares through December 31, 2015. The new share repurchase authorization, effective January 1, 2014, replaced the previous plan which had $308.9 million available until the end of 2013. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial information for the last five years. This data should also be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented under Item 8 and with ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ under Item 7.

	At and For the year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$4,697,041	$4,139,643	$4,096,153	$3,750,536	$3,587,295
Net premiums earned	3,707,065	3,415,463	3,314,961	2,947,410	2,791,764
Net investment income	409,312	380,957	362,430	406,892	464,478
Net realized investment gains (losses)	75,564	127,469	121,439	195,098	(311,584)
Net losses and loss expenses	2,134,195	2,096,028	2,675,052	1,677,132	1,423,872
Acquisition costs	664,191	627,653	587,469	488,712	420,495
General and administrative expenses	575,390	560,981	459,151	449,885	370,157
Interest expense and financing costs	61,979	61,863	62,598	55,876	32,031
Preferred share dividends	40,474	38,228	36,875	36,875	36,875
Net income available to common shareholders	$683,910	$495,004	$9,430	$819,848	$461,011

Per Common Share Data:
Basic earnings per common share	$6.02	$4.05	$0.08	$6.74	$3.36
Diluted earnings per common share	5.93	4.00	0.07	6.02	3.07
Cash dividends declared per common share	$1.02	$0.97	$0.93	$0.86	$0.81
Basic weighted average common shares outstanding	113,636	122,148	122,499	121,728	137,279
Diluted weighted average common shares outstanding	115,328	123,654	128,122	136,199	150,371

Operating Ratios:(1)
Net loss and loss expense ratio	57.6%	61.4%	80.7%	56.9%	51.0%
Acquisition cost ratio	17.9%	18.4%	17.7%	16.6%	15.1%
General and administrative expense ratio	15.5%	16.4%	13.9%	15.2%	13.2%
Combined ratio	91.0%	96.2%	112.3%	88.7%	79.3%

Selected Balance Sheet Data:
Investments	$13,780,336	$13,546,894	$12,466,889	$11,524,166	$10,622,104
Cash and cash equivalents	987,876	850,550	1,082,838	1,045,355	864,054
Reinsurance recoverable on unpaid and paid losses	1,929,988	1,863,819	1,770,329	1,577,547	1,424,172
Total assets	19,634,784	18,852,344	17,806,059	16,445,731	15,306,524
Reserve for losses and loss expenses	9,582,140	9,058,731	8,425,045	7,032,375	6,564,133
Unearned premiums	2,683,849	2,454,692	2,454,462	2,333,676	2,209,397
Senior notes	995,855	995,245	994,664	994,110	499,476
Total shareholders’ equity attributable to AXIS Capital	$5,817,962	$5,779,761	$5,444,079	$5,624,970	$5,500,244
Book value per common share(2)	$47.40	$44.75	$39.37	$45.60	$37.84
Diluted book value per common share(2)	$45.80	$42.97	$38.08	$39.37	$33.65
Common shares outstanding	109,485	117,920	125,588	112,393	132,140
Common shares outstanding - diluted	113,325	122,793	129,818	130,189	148,596

(1)	Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.

(2)
Book value per common share and diluted book value per common share are based on total common shareholders’ equity divided by common shares and diluted common share equivalents outstanding, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2013, 2012 and 2011 and our financial condition at December 31, 2013 and 2012. This should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

2013 FINANCIAL HIGHLIGHTS

2013 Consolidated Results of Operations

•	Net income available to common shareholders of $684 million, or $6.02 per common share and $5.93 per diluted common share

•	Operating income of $633 million, or $5.49 per diluted common share(1)

•	Gross premiums written of $4.7 billion

•	Net premiums written of $3.9 billion

•	Net premiums earned of $3.7 billion

•	Net favorable prior year reserve development of $219 million

•	Estimated aggregate natural catastrophe and weather-related pre-tax net losses (net of related reinstatement premiums)
of $198 million

•	Underwriting income of $428 million and combined ratio of 91.0%

•	Net investment income of $409 million

•	Net realized investment gains of $76 million
2013 Consolidated Financial Condition

•	Total cash and investments of $14.8 billion; fixed maturities, cash and short-term securities comprise 88% of total cash and investments and have an average credit rating of AA-

•	Total assets of $19.6 billion

•	Reserve for losses and loss expenses of $9.6 billion and reinsurance recoverable of $1.9 billion

•	Total debt of $996 million and a debt to total capital ratio of 14.6%

•	Repurchased 10.8 million common shares for total cost of $472 million; remaining authorization under the repurchase program approved by our Board of Directors of $723 million at February 20, 2014

•	Common shareholders’ equity of $5.2 billion; diluted book value per common share of $45.80

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
Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this mission in 2013 included:

•	expansion of our agriculture reinsurance business;

•	continued expansion of our accident and health line, which launched in 2010 and is focused on specialty accident and health products;

•
the addition of a number of underwriting and support staff, including growth in specialized areas such as surety, primary casualty, weather and commodity markets and third party capital, as we continue to build-out the Company's global platform, explore opportunities in new and existing lines of business and grow our business internationally;

•
the expansion of the Company’s global underwriting platform, facilitated through the establishment of a new syndicate at Lloyd's which commenced operations on January 1, 2014 and provides us with access to Lloyd’s worldwide licenses and an extensive distribution network; and

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

During September 2013, A.M. Best upgraded the financial strength rating of each of our principal operating insurance and reinsurance subsidiaries to a financial strength rating of A+ (Stable) (see 'Liquidity and Capital Resources - Financial Strength Ratings' for more detail).

Results of Operations

Year ended December 31,	2013	% Change	2012	% Change	2011

Underwriting income (loss):
Insurance	$84,749	29%	$65,477	87%	$35,034
Reinsurance	343,220	74%	197,660	nm	(362,260)
Net investment income	409,312	7%	380,957	5%	362,430
Net realized investment gains	75,564	(41%)	127,469	5%	121,439
Other expenses, net	(185,380)	(17%)	(224,322)	103%	(110,338)
Net income	727,465	33%	547,241	nm	46,305
Preferred share dividends	(40,474)	6%	(38,228)	4%	(36,875)
Loss on repurchase of preferred shares	(3,081)	(78%)	(14,009)	—%	—
Net income available to common shareholders	$683,910	38%	$495,004	nm	$9,430

Operating income (loss)	$633,072	50%	$421,523	nm	$(153,912)

nm – not meaningful
Underwriting Results
2013 versus 2012: The $165 million improvement in our underwriting result during 2013 was primarily due to a reduction in the frequency and severity of natural catastrophe and weather-related losses. In 2012 we recognized pre-tax net losses (net of related reinstatement premiums) of $331 million for Storm Sandy and an aggregate $105 million for the impact of severe drought conditions on U.S. crops, Hurricane Isaac and first and second quarter 2012 U.S. weather events. Comparatively, in 2013, we recognized pre-tax net aggregate losses (net of related reinstatement premiums) of $198 million related to worldwide natural catastrophe and weather-related events. Growth in net premiums earned across both segments also contributed favorably. These improvements were partially offset by increases in the current accident year loss ratios, exclusive of the natural catastrophe and weather-related losses, for both segments and a $25 million reduction in net favorable prior year reserve development.
Our insurance segment's underwriting income increased by $19 million in 2013. Underwriting income for 2012 included pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) of $178 million for Storm Sandy and an aggregate $44 million for Hurricane Isaac and first and second quarter 2012 U.S. weather events. Comparatively, in 2013, we incurred $93 million of pre-tax aggregate net losses related to worldwide natural catastrophe and weather-related events. Growth in net premiums earned (driven by the expansion of our business over the past year) also benefited the segment's results. The increases were partially offset by a $72 million decrease in net favorable prior year reserve development and the increase in the current accident year loss ratio, exclusive of natural catastrophe and weather-related losses.
Our reinsurance segment's underwriting result improved by $146 million in 2013. The increase was primarily attributable to the significantly lower level of natural catastrophe and weather-related losses. In 2012, we recognized pre-tax net losses (net of related reinstatement premiums) of $153 million for Storm Sandy and an aggregate $60 million for the impact of severe drought conditions on U.S. crops, Hurricane Isaac and first and second quarter 2012 U.S. weather events. Comparatively, in 2013, we incurred $105 million of pre-tax aggregate net losses (net of related reinstatement premiums) related to worldwide natural catastrophe and weather-related events. Other positive factors included a $46 million increase in net favorable prior year reserve development and an increase in net premiums earned. These were partially offset by an increases in the current accident year loss ratio, exclusive of the natural catastrophe and weather-related losses, and an increase in general and administrative expenses.
2012 versus 2011: The $590 million improvement in our underwriting result during 2012 was largely due to a reduction in the frequency and severity of natural catastrophe and weather-related losses. During 2011, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $931 million for numerous catastrophe and weather events, including: the 2011 New Zealand earthquakes, the Japanese earthquake and tsunami, the series of severe U.S. storms and tornadoes in April/May 2011, Australian weather events (January floods and Cyclone Yasi), floods in Thailand and Denmark, Hurricane Irene and Tropical Storm Lee. Comparatively, in 2012, we recognized pre-tax aggregate natural catastrophe and weather-related net losses (net of related reinstatement premiums) of $436 million. Growth in net premiums earned in our insurance segment and improvements in the current accident year loss ratios, exclusive of the natural catastrophe and weather-related losses, for both segments further contributed; this was partially offset by a $13 million reduction in net favorable prior year reserve development and growth in general and administrative expenses.

Our insurance segment's underwriting income for 2011 included aggregate pre-tax net losses (inclusive of premiums to reinstate reinsurance protection) of $157 million related to the 2011 natural catastrophe and weather-related events noted above. Comparatively, underwriting income for 2012 included pre-tax net losses (inclusive of related premiums to reinstate reinsurance protection) of $222 million for 2012 natural catastrophe and weather-related events. Despite increased catastrophe and weather-related losses in 2012, underwriting income for the segment improved due to growth in net premiums earned, an improvement in the current accident year loss ratio, exclusive of catastrophe and weather activity and a $19 million increase in net favorable prior year reserve development. This was partially offset by commensurate growth in acquisition costs and general and administrative expenses.
The improvement in the reinsurance segment's underwriting result of $560 million was primarily attributable to the significantly lower level of natural catastrophe and weather-related losses. The segment's underwriting loss for 2011 included aggregate pre-tax natural catastrophe and weather-related net losses (net of related reinstatement premiums) of $774 million for the 2011 events noted above. Comparatively, in 2012, we recognized pre-tax natural catastrophe and weather-related net losses (net of related reinstatement premiums) of $214 million. An improvement in the current accident year loss ratio, exclusive of these catastrophe and weather-related losses, further contributed to the improvement in 2012. Partially offsetting these improvements was a $32 million reduction in net favorable prior year reserve development, a reduction in net premiums earned and increases in acquisition costs and general and administrative expenses.
Net Investment Income
The net investment income increase in 2013 compared to 2012 and in 2012 compared 2011, respectively, was primarily due to the performance of our Other investments. Income from this portfolio increased by $41 million in 2013 compared to 2012, driven by the continued strong performance of our hedge funds, which reflected the strong performance of both global equities and bank loans. Similarly, income from other investments increased $56 million in 2012 compared to 2011, due to improved performance of both global equities and bank loans over the prior year.
Excluding income from our other investments, net investment income decreased by $13 million and $37 million in 2013 and 2012, respectively. These decreases were largely attributable to our fixed maturity portfolio, where lower reinvestment yields drove reductions in income despite higher investment balances.
Net Realized Investment Gains
During each period presented, we realized net investment gains. During 2013, sales of equities were the largest contributor to the net realized gains while sales of fixed maturities were the primary driver in 2012 and 2011. Other-than-temporary impairment ("OTTI") charges were $9 million, $24 million and $16 million in 2013, 2012 and 2011, respectively.
Other Expenses, Net
Appreciation in the euro and the Sterling against the U.S. dollar drove foreign exchange losses of $26 million and $30 million in 2013 and 2012, related to the remeasurement of our foreign-denominated net insurance-related liabilities. The 2013 loss was partially offset by the depreciation in the Australian dollar. In 2011, depreciation in the euro and the Sterling resulted in foreign exchange gains of $45 million.
Excluding these foreign exchange-related amounts, other expenses were $159 million, $195 million and $155 million in 2013, 2012 and 2011 respectively. A $53 million increase in corporate expenses impacted other expenses in 2012. Separation payments and accelerated and incremental share-based compensation costs related to our second quarter 2012 senior leadership transition totaled $34 million and were the primary driver of this increase. Partially offsetting the increase in corporate expenses was a $12 million reduction in tax expense, as the impact of Storm Sandy led to minimal taxable income in the U.S. for 2012.
The $36 million decrease in 2013 was primarily driven by the reduction in corporate expenses and reflected the impact of the senior leadership transition costs discussed above on 2012.

Preferred Share Dividends and Loss on Repurchase of Preferred Shares

The increase in preferred share dividends in 2013 and 2012 was driven by the increase in preferred equity capital.

During the first half of 2013 we issued $225 million of 5.50% Series D preferred shares. The increase in preferred share dividends for 2013 includes the accrual and payment of dividends relating to the new Series D issue and is partially offset by the reduction in the weighted average annual dividend rate on our preferred equity capital base described above (see 'Business Overview'). The Series D preferred share proceeds were partially used to redeem the $100 million of 7.25% Series A preferred shares outstanding. The redemption of the Series A preferred shares resulted in a recognition of a loss on repurchase of preferred shares, reflecting initial issue costs of $3 million.

During 2012, in conjunction with the issuance of our 6.875% Series C preferred shares in the first quarter of 2012, we redeemed $150 million of our 7.25% Series A preferred shares and repurchased $247 million of our 7.50% Series B preferred shares via tender offer. The Series B tender offer resulted in the recognition of a $9 million loss, with $7 million of the loss relating to the premium paid to repurchase the shares in advance of the first eligible redemption date. The remaining $2 million loss, as well as a $5 million loss associated with the Series A redemption, related to the recognition of the proportionate share of issue costs as an expense; as these issue costs were recognized in shareholders' equity in the period of issuance, these amounts did not impact book value.

See Item 8, note 13 to the Consolidated Financial Statements for further details.
Outlook

Management expects gross premiums written to increase across both of our segments in 2014 with a continued focus on diversification and pursuit of opportunities to expand our reach in areas where we believe returns are most attractive.

In the primary insurance market we observed a slowdown in the favorable pricing momentum observed in the recent years.  Despite the reduction in pricing trends, we continue to observe good fundamentals in many of our insurance lines and markets. Noting variations between different lines of business, we believe that the United States market will continue to provide opportunities for growth, with the international markets coming under increasing pricing pressures.

We believe that the global reinsurance market is currently showing signs of a supply and demand imbalance with an increase in new alternative capacity entering the market, coupled with strong capital positions of established reinsurers having a negative impact on both pricing and terms and conditions. While we believe that established insurers maintain an advantage in the access to attractively-priced business, it will be the focus on targeted lines of business such as agriculture that will provide the key drivers for premium growth. Management expects the competitive market conditions to remain for the rest of the year.
Financial Measures
We believe that the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Year ended and at December 31,	2013	2012	2011

ROACE(1)	13.1%	9.7%	0.2%
Operating ROACE(2)	12.1%	8.2%	(3.1%)
Diluted book value per common share(3)	$45.80	$42.97	$38.08
Cash dividends declared per common share	1.02	0.97	0.93
Increase (decrease) in diluted book value per common share adjusted for dividends	$3.85	$5.86	$(0.36)

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
The improvement in our underwriting result, driven by the lower level of natural catastrophe and weather-related losses previously discussed, was the primary contributor to the improved operating ROACE in 2013 compared to 2012, and in 2012 compared to 2011. The increases in both periods were also aided by growth in net investment income. A decrease in corporate expenses contributed favorably to the increase in the ROACE for 2013. In contrast, in 2012, the increase in corporate expenses discussed above had a negative impact on the ROACE.
In addition to the items noted above for operating ROACE, ROACE is also impacted by net realized investment gains, foreign exchange losses (gains) and the loss on repurchase of preferred shares. The magnitude of our net realized investment gains resulted in these amounts contributing favorably, in aggregate, to our results for both 2013 and 2012; thus ROACE exceeded operating ROACE.
Our underwriting loss, driven by natural catastrophe and weather-related losses, was the primary driver of the negative operating ROACE for 2011. Our combined net realized investment gains and foreign exchange gains for 2011 were sufficient for us to recognize net income for the period; as such, our ROACE for the year was marginally positive.
Diluted book value per common share
We consider diluted book value per common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
During 2013, our diluted book value per common share appreciated by 7%, driven by $684 million in net income available to common shareholders. This was partially offset by the reduction in the unrealized gains on investments included in accumulated other comprehensive income due to the rise in sovereign yield curves during the year. During 2012, our diluted book value per common share appreciated by 13%, driven by $495 million in net income available to common shareholders, an overall improvement in valuations for our available-for-sale securities and, to a lesser extent, the execution of common share repurchases at a discount to book value.
Cash dividends per common share
We believe in returning excess capital to our shareholders by way of dividends (as well as share repurchases) and, accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulatively strong earnings have permitted our Board of Directors to approve ten successive annual increases in quarterly common share dividends.
Diluted book value per common share adjusted for dividends
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. Despite the impact of catastrophe events, 2013 and 2012 reflected positive value creation for our shareholders. In 2013 our net income, in addition to the dividends declared, more than offset the impact of the upward shift in the sovereign yield curves. In 2012 our net income, combined with valuation improvements on our available-for-sale securities and common share repurchases executed at a discount to book value led the increases in diluted book value per common share; dividends declared provided additional value for our common shareholders. The global frequency and severity of catastrophe activity in 2011 drove a small reduction in shareholder value for that year.

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

Year ended December 31,	2013	% Change	2012	% Change	2011

Revenues:
Gross premiums written	$4,697,041	13%	$4,139,643	1%	$4,096,153
Net premiums written	3,928,200	18%	3,337,456	(2%)	3,419,434
Net premiums earned	3,707,065	9%	3,415,463	3%	3,314,961
Other insurance related income	4,424		2,676		2,396

Expenses:
Current year net losses and loss expenses	(2,353,631)		(2,340,868)		(2,932,513)
Prior year reserve development	219,436		244,840		257,461
Acquisition costs	(664,191)		(627,653)		(587,469)
Underwriting-related general and administrative expenses(1)	(485,134)		(431,321)		(382,062)
Underwriting income (loss)(2)	$427,969	63%	$263,137	nm	$(327,226)

General and administrative expenses(1)	$575,390		$560,981		$459,151
Income before income taxes(2)	$734,467		$550,528		$61,538

nm - not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included $90,256, $129,660 and $77,089 of corporate expenses for 2013, 2012 and 2011, respectively; refer to 'Other Expenses, Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

(2)
Group (or consolidated) underwriting income (loss) is a non-GAAP financial measure as defined in SEC Regulation G. See Item 8, Note 3 to the Consolidated Financial Statements, for a reconciliation of consolidated underwriting income (loss) to the nearest GAAP financial measures (income before income taxes) for the periods indicated above. Also, refer to 'Non-GAAP Financial Measures' for additional information related to the presentation of consolidated underwriting income (loss).

UNDERWRITING REVENUES
Premiums Written:
Gross and net premiums written, by segment, were as follows:

Gross Premiums Written
Year ended December 31,	2013	% Change	2012	% Change	2011

Insurance	$2,559,138	11%	$2,309,481	9%	$2,121,829
Reinsurance	2,137,903	17%	1,830,162	(7%)	1,974,324
Total	$4,697,041	13%	$4,139,643	1%	$4,096,153

% ceded
Insurance	29%	(5)	pts	34%	3	pts	31%
Reinsurance	1%	—	pts	1%	—	pts	1%
Total	16%	(3)	pts	19%	2	pts	17%

Net Premiums Written
2013	% Change	2012	% Change	2011

Insurance	$1,813,538	19%	$1,522,245	4%	$1,466,134
Reinsurance	2,114,662	16%	1,815,211	(7%)	1,953,300
Total	$3,928,200	18%	$3,337,456	(2%)	$3,419,434

2013 versus 2012: Gross premiums written growth of 13% was driven by increases in both segments. Increase of 11% in the insurance segment was driven by the accident & health, liability and professional lines. The accident & health line continued to reflect new business expansion. Liability growth was driven by select new business opportunities and, to a lesser extent, rate increases in the U.S wholesale excess casualty market. Growth in the professional lines was largely due to new business as we continue our global expansion.
Reinsurance segment gross premiums written grew by 17% reflecting increases across most lines of business and these increases were most pronounced in agriculture, professional and property lines. The increase in the agriculture line reflected the continuing initiative to grow this line of business and related primarily to growth on the proportional U.S. business with a contribution from global excess of loss business. The professional lines increase primarily reflected new business opportunities. The property line increased primarily due to new business and the expansion of worldwide client relationships.
The five point decrease in the ceded premium ratio for our insurance segment was driven by changes in our reinsurance purchasing and business mix changes. Reductions related to changes in our reinsurance purchasing included excess of loss treaty reductions driven by both retention and rate, and proportional changes related to reductions in the cession rates on our professional lines and liability programs on renewal during 2013. Changes in business mix related to growth in our accident and health business for which we did not purchase significant reinsurance.
In 2013, the Company obtained catastrophe protection for both our segments through a reinsurance agreement with Northshore Re Limited ("Northshore"). In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $200 million of coverage provided under the reinsurance agreement covering a three year period. The Company performed an evaluation of Northshore to determine if it meets the definition of a variable interest entity ("VIE"). The Company concluded that Northshore is a VIE, however, the Company does not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, Northshore is not consolidated in the Company's consolidated financial statements. The premium ceded to Northshore during 2013 was $14 million.
2012 versus 2011: Gross premiums written growth was driven by a $188 million increase in our insurance segment. The increase was driven by professional and liability lines reflecting new business opportunities and rate improvements. Our recently established accident & health line also continued to generate new business. Partially offsetting this growth was a reduction in gross premiums written in our reinsurance segment, primarily related to the repositioning of our catastrophe reinsurance portfolio throughout 2012. Other reductions were noted in the property line due to reduced purchasing by certain of our clients and our evaluation of risk/return characteristics, and trade credit and bond line, as we managed our European exposure base in light of existing economic conditions and changes in contract terms.
The three point increase in the ceded premium ratio for our insurance segment was driven by changes in our reinsurance purchasing, primarily higher cession rates on our professional lines quota share reinsurance program. Business mix changes, driven by growth in our liability business, also contributed.

Net Premiums Earned:

Net premiums earned by segment were as follows:

							% Change
Year ended December 31,	2013		2012		2011		12 to 13	11 to 12

Insurance	$1,722,762	46%	$1,558,058	46%	$1,429,687	43%	11%	9%
Reinsurance	1,984,303	54%	1,857,405	54%	1,885,274	57%	7%	(1%)
Total	$3,707,065	100%	$3,415,463	100%	$3,314,961	100%	9%	3%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

2013 versus 2012: Growth in net premiums earned of 9% reflects increases in both segments. Growth in the insurance segment was primarily driven by the recent growth in gross premiums written in our accident & health line. Net premiums earned for property, liability and professional lines also increased driven by growth in gross written premiums and reductions in premiums ceded discussed above. The increase in the gross premiums written in the agriculture line during 2013, described above, was the primary driver of the increase in net premiums earned for our reinsurance segment.
2012 versus 2011: Growth in net premiums earned for our insurance segment was primarily driven by growth in gross premiums written in our accident & health line. Growth in our professional lines business also contributed, although this was tempered by an increase in premiums ceded. The reduction in catastrophe gross premiums written during 2012 was the primary driver of the decline in net premiums earned for our reinsurance segment.
UNDERWRITING EXPENSES
The following table provides a breakdown of our combined ratio:

Year ended December 31,	2013	% Point Change	2012	% Point Change	2011

Current accident year loss ratio	63.5%	(5.0)	68.5%	(20.0)	88.5%
Prior year reserve development	(5.9%)	1.2	(7.1%)	0.7	(7.8%)
Acquisition cost ratio	17.9%	(0.5)	18.4%	0.7	17.7%
General and administrative expense ratio(1)	15.5%	(0.9)	16.4%	2.5	13.9%
Combined ratio	91.0%	(5.2)	96.2%	(16.1)	112.3%

(1)
The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.4%, 3.8% and 2.4% for 2013, 2012 and 2011, respectively. These costs are further discussed in the ‘Other Expenses, Net’ section.

Current Accident Year Loss Ratio:
2013 versus 2012: A lower level of natural catastrophe and weather-related losses in 2013 was the primary driver of the 5.0 point reduction in our current accident year loss ratio. 2013 includes $198 million (net of reinstatement premiums) or 5.4 points of aggregate pre-tax net losses related to worldwide natural catastrophe and weather-related events. These natural catastrophe and weather-related losses impacted both our segments, with the insurance segment reporting $93 million of pre-tax net losses (including reinstatement premiums) and reinsurance segment incurring pre-tax net losses of $105 million (net of reinstatement premiums). Comparatively, 2012 includes $436 million (net of reinstatements) or 12.7 points of natural catastrophe and weather-related losses. The most significant natural catastrophe event of 2012 was Storm Sandy with pre-tax net losses (net of reinstatement premiums) of $331 million, with approximately half of this amount recognized in each of our insurance and reinsurance segments. In addition, during 2012 we recognized pre-tax net losses of $37 million in relation to the impact of severe drought conditions on U.S. crops and an aggregate $68 million (net of reinstatement premiums) for first and second quarter U.S. weather events and Hurricane Isaac. While the crop-related losses were exclusive to our reinsurance segment, the other events impacted both of our segments.

After adjusting for the impact of the natural catastrophe and weather-related losses noted above, the current accident year loss ratio increased in 2013 driven primarily by a change in the mix of business written. In addition, during the second half of 2013 we experienced an increased level of loss activity in our insurance professional lines which led to an associated strengthening of the professional lines' current year loss ratio. The strengthening in our professional lines was largely driven by the loss experience in certain parts of our D&O business written in the United States. An increase in the level of losses in our reinsurance agriculture line also contributed to the current year ratio increase.
2012 versus 2011: A decrease in the natural catastrophe and weather-related losses was the primary driver of the 20 point reduction in the 2012 current accident year loss ratio, although the ratios for both years were significantly impacted by natural catastrophe events. In 2012, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $436 million primarily related to Storm Sandy. Comparatively, numerous notable natural catastrophe and significant weather events impacted our results in 2011, including earthquakes in New Zealand, the Japanese earthquake and tsunami, a series of severe U.S. storms and tornadoes, various Australian weather events, floods in Thailand and Denmark, Hurricane Irene and Tropical Storm Lee. In aggregate, we recognized pre-tax net losses (net of related reinstatement premiums) of $931 million in relation to these events during 2011.
Exclusive of the impact of the natural catastrophe and weather-related losses noted above, the current accident year loss ratio improved during 2012 driven by improvements in both segments:

•
Reduced exposure and loss experience related to aggregate property reinsurance of regional insurance companies in the U.S. drove an improvement in the reinsurance segment, though this was partially offset by a higher ratio for the trade credit and bond reinsurance business and business mix changes; and

•
A lower level of loss activity in our property and marine lines of business and a reduction in the ratio for our credit and political risk business were the primary drivers of the improvement in our insurance segment.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.
Estimates for Significant Catastrophe Events
Our estimated net losses in relation to the natural catastrophe events described above were derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. These assessments take into account the latest information available from clients, brokers and loss adjusters. In addition, we consider industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate. Our estimates remain subject to change as additional loss data becomes available.
We continue to monitor paid and incurred loss development for catastrophe events of prior years and update our estimates of ultimate losses accordingly. Relating to the aggregate estimate for catastrophe events of 2010 to 2012, updated information received during 2013 resulted in revisions to our estimated ultimate losses for the 2010 and 2011 New Zealand earthquakes; our estimate for the 2010 accident year event increased by $27 million and our estimates for the 2011 accident year events increased by $32 million. These increases were largely offset by favorable development on other 2010 to 2012 natural catastrophe events.
The frequency and severity of natural catastrophe and weather-related activity was high in recent years and our December 31, 2013 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami and the three New Zealand earthquakes, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

Prior Year Reserve Development:
Our favorable prior year reserve development was the net result of several underlying developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of net prior year reserve development by segment:

Year ended December 31,	2013	2012	2011

Insurance	$50,355	$122,209	$103,014
Reinsurance	169,081	122,631	154,447
Total	$219,436	$244,840	$257,461

Overview
Overall, the majority of the net favorable prior year reserve development related to short-tail lines of business. Net favorable prior year reserve development for liability reinsurance also contributed significantly in 2013 with professional lines contributing notably in 2012 and 2011. Favorable development in 2013 was partially offset by adverse development in the insurance professional and liability lines.
The underlying exposures in our property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $162 million, $186 million and $178 million of the total net favorable prior year reserve development in 2013, 2012 and 2011, respectively, and primarily reflected the recognition of better than expected loss emergence.
In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. During 2013, we recognized $85 million of net favorable prior year development, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2004 through 2008 accident years.
Our professional lines business recognized $29 million of net adverse development in 2013. This increase in the reserves was due to a $51 million adverse development in the insurance segment, reflecting worse than expected loss experience for the 2011-2012 accident years, due to worse than expected loss experience on certain parts of our U.S. D&O business, and the 2008-2009 accident years, due to developments on certain global financial crisis-related claims. Comparably in 2012 and 2011 professional lines contributed net favorable prior year reserve developments of $54 million and $105 million, respectively. The 2012 and 2011 favorable prior year reserve developments were driven by increased weight being given to experience-based actuarial methods in selecting our ultimate loss estimates for accident years 2009 and prior. During 2013, the transition to the experience-based actuarial methods had a favorable impact on 2010 and prior years, which partially offset the adverse development discussed above.
See ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ section for further details. We caution that conditions and trends that impacted the development of our reserve for losses and loss expenses in the past may not recur in the future.
The following sections provide further details on prior year reserve development by segment, reserving class and accident year.
Insurance Segment:

Year ended December 31,	2013	2012	2011

Property and other	$47,780	$63,919	$55,779
Marine	48,482	37,322	21,910
Aviation	15,349	5,017	9,842
Credit and political risk	13,136	(143)	(13,764)
Professional lines	(50,882)	19,458	49,868
Liability	(23,510)	(3,364)	(20,621)
Total	$50,355	$122,209	$103,014

In 2013, we recognized $50 million of net favorable prior year reserve development, the principal components of which were:

•	$48 million of net favorable prior year reserve development on our property and other business, largely related to the 2010 and 2011 accident years and driven by better than expected loss emergence.

•	$48 million of net favorable prior year reserve development on marine business, spanning a number of accident years and largely related to better than expected loss emergence.

•	$15 million of net favorable prior year reserve development on aviation business, spanning a number of accident years and largely related to better than expected loss emergence.

•	$13 million of net favorable prior year reserve development on our credit and political risk business, largely related to the 2012 accident year and driven by better than expected loss emergence.

•
$51 million of net adverse prior year reserve development on professional lines business, primarily related to strengthening of certain parts of our U.S. D&O lines in the 2011 and 2012 accident years and development on global financial crisis-related claims in our 2008 and 2009 accident years, as discussed in the overview.

•	$24 million of net adverse prior year reserve development on liability business, related to developments on two particular claims and pertained to the 2009 and 2011 accident years.

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

•	$19 million of net favorable prior year reserve development on professional lines business, primarily related to the 2006 through 2008 accident years for the reasons discussed in the overview.

In 2011, we recognized $103 million of net favorable prior year reserve development, the principal components of which were:

•
$56 million of net favorable prior year reserve development on our property and other business, the majority of which related to the 2010 ($27 million), 2009 ($9 million) and 2008 ($10 million) accident years. While the 2010 and 2009 amounts primarily related to better than expected loss emergence, the 2008 amount largely related to updated information from a client with respect to one large loss event.

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

•	$21 million of net adverse prior year reserve development on liability business, primarily emanating from the 2010 accident year and related to the receipt of two notable claims.
Reinsurance Segment:

Year ended December 31,	2013	2012	2011

Property and other	$50,017	$79,802	$90,437
Credit and surety	6,328	12,254	39,806
Professional lines	21,845	34,291	55,628
Motor	6,260	(4,328)	(31,802)
Liability	84,631	612	378
Total	$169,081	$122,631	$154,447

In 2013, we recognized $169 million of net favorable prior year reserve development, the principal components of which were:

•	$50 million of net favorable prior year reserve development on property and other business, largely driven by better than expected loss emergence on the 2006 through 2009 and the 2012 accident years.

•
$22 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2007 through 2009 accident years and driven by better than expected loss emergence, for the reasons discussed in the overview.

•	$85 million of net favorable prior year reserve development on liability reinsurance business for the reasons discussed in the overview.
In 2012, we recognized $123 million of net favorable prior year reserve development, the principal components of which were:

•	$80 million of net favorable prior year reserve development on property and other business largely consisting of:

•
$63 million of net favorable prior year reserve development on catastrophe and property business. Net favorable development was evident across all accident years, with the exception of 2011, and was largely due to better than expected loss emergence. We recognized net adverse development of $18 million on the 2011 accident year, driven by the revision in our estimates for the New Zealand earthquakes.

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

Acquisition Cost Ratio: Our acquisition cost ratio decreased from 18.4% in 2012 to 17.9% during 2013, driven by decreases in both segments. In the insurance segment a reduction in acquisition cost ratio is generated by a reduction in the business written through MGAs and higher ceding commissions earned partially offset by a change in business mix. For the reinsurance segment the decrease is driven by variances in accruals for loss-sensitive features in underlying contracts, partially offset by higher acquisition costs paid on certain lines of business. The increase in the ratio in 2012 compared to 2011 was primarily driven by changes in the business mix.
General and Administrative Expense Ratio: The general and administrative expenses increase during 2013 was primarily due to an increase in headcount and the costs related to various growth initiatives across the Company and was partially offset by senior leadership transition costs incurred during 2012. The impact of the increase in general and administrative expenses during 2013 was more than offset by the growth in net premiums earned reducing the overall general and administrative cost ratio. The general and administrative expense ratio increase in 2012 compared to 2011, reflected the senior leadership transition costs noted above, as well as an increase in performance-based compensation expenses and staff increases.

RESULTS BY SEGMENT

INSURANCE SEGMENT
Results from our insurance segment were as follows:

Year ended December 31,	2013	% Change	2012	% Change	2011

Revenues:
Gross premiums written	$2,559,138	11%	$2,309,481	9%	$2,121,829
Net premiums written	1,813,538	19%	1,522,245	4%	1,466,134
Net premiums earned	1,722,762	11%	1,558,058	9%	1,429,687
Other insurance related income	2,436		2,676		2,396

Expenses:
Current year net losses and loss expenses	(1,100,757)		(1,075,773)		(1,022,333)
Prior year reserve development	50,355		122,209		103,014
Acquisition costs	(242,363)		(226,859)		(199,583)
General and administrative expenses	(347,684)		(314,834)		(278,147)

Underwriting income	$84,749	29%	$65,477	87%	$35,034

		% Point Change		% Point Change
Ratios:
Current year loss ratio	63.9%	(5.1)	69.0%	(2.5)	71.5%
Prior year reserve development	(2.9%)	4.9	(7.8%)	(0.6)	(7.2%)
Acquisition cost ratio	14.1%	(0.5)	14.6%	0.6	14.0%
General and administrative expense ratio	20.1%	(0.1)	20.2%	0.8	19.4%
Combined ratio	95.2%	(0.8)	96.0%	(1.7)	97.7%

Gross Premiums Written:
The following table provides gross premiums written by line of business:

							% Change
Year ended December 31,	2013		2012		2011		12 to 13	11 to 12

Property	$671,970	27%	$651,188	27%	$635,278	30%	3%	3%
Marine	229,493	9%	252,434	11%	240,481	11%	(9%)	5%
Terrorism	38,373	1%	37,186	2%	34,313	2%	3%	8%
Aviation	43,326	2%	65,143	3%	70,792	3%	(33%)	(8%)
Credit and political risk	60,203	2%	39,405	2%	35,734	2%	53%	10%
Professional lines	900,071	35%	836,634	36%	764,205	36%	8%	9%
Liability	347,227	14%	266,696	12%	213,256	10%	30%	25%
Accident & health	268,475	10%	160,795	7%	127,770	6%	67%	26%
Total	$2,559,138	100%	$2,309,481	100%	$2,121,829	100%	11%	9%

2013 versus 2012: Growth of 11% was primarily driven by our accident & health, liability, professional and property lines of business which were partially offset by decreases in marine and aviation. Our accident & health business has shown continued growth driven by new business opportunities. Liability growth was driven by select new business opportunities and, to a lesser extent, rate increases in the U.S. wholesale excess casualty market. Growth in the professional lines was largely due to continued expansion globally with new business and certain rate increases in the U.S. also contributing. Property premiums also contributed, as growth driven by new business and select rate increases more than offset reductions due to the non-renewal of certain catastrophe-exposed business written through MGAs. The segment's premium increases were partially offset by decreases in marine, which was impacted by non-renewal of certain business written through MGAs, and aviation which was primarily impacted by timing of renewals and certain rate decreases.
2012 versus 2011: Growth in gross premiums written was evident in the majority of our lines of business, with professional lines, liability and accident & health contributing most significantly. Geographic expansion (including our European operations) and newer initiatives were the primary drivers of the growth in professional lines; an improving rate environment also contributed. Liability growth was attributable to select new business opportunities and, to a lesser extent, rate increases in our U.S. excess and surplus lines umbrella business. Our recently established accident & health line continued to generate new business. Property premiums were also up, as growth driven by rate increases and new business opportunities more than offset a reduction due to the non-renewal of certain business written through MGAs.
Premiums Ceded:
2013 versus 2012: Premiums ceded in 2013 were $746 million, or 29%, of gross premiums written, compared to $787 million, or 34%, in 2012. The year on year reductions in the premiums ceded and the related ceded ratio primarily related to changes in our reinsurance purchasing and business mix changes. Reductions related to changes in our reinsurance purchasing included excess of loss treaty reductions driven by both retention and rate, and proportional changes related to reductions in the cession rates on our professional lines and liability programs on renewal during 2013. Changes in business mix related to growth in our accident & health business for which we did not purchase significant reinsurance.
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

Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2013		2012		2011		12 to 13	11 to 12

Property	$462,364	28%	$408,943	26%	$385,291	27%	13%	6%
Marine	179,057	10%	171,165	11%	152,123	11%	5%	13%
Terrorism	39,298	2%	38,605	2%	35,213	2%	2%	10%
Aviation	48,489	3%	60,363	4%	70,681	5%	(20%)	(15%)
Credit and political risk	68,192	4%	87,103	6%	97,680	7%	(22%)	(11%)
Professional lines	586,200	34%	563,500	36%	536,238	38%	4%	5%
Liability	110,623	6%	86,873	6%	89,555	6%	27%	(3%)
Accident & health	228,539	13%	141,506	9%	62,906	4%	62%	125%
Total	$1,722,762	100%	$1,558,058	100%	$1,429,687	100%	11%	9%

2013 versus 2012: Our accident & health line was the primary contributor to the year on year increase, commensurate with gross premiums written growth discussed above, and accounted for 53% of the overall growth in net premiums earned. Our property, liability and professional lines also contributed to the increase following growth in the gross premiums written and the reductions in premiums ceded discussed above.

2012 versus 2011: Growth in the accident & health line was the primary driver for the increase. Growth in professional lines business in recent quarters, arising from geographic expansion (including our European, Australian and Canadian operations) and targeted initiatives, also contributed to the increases; however, the impact of this growth was tempered in the second half of 2012 by the increase in quota share premium cessions.
Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2013	% Point Change	2012	% Point Change	2011

Current accident year	63.9%	(5.1)	69.0%	(2.5)	71.5%
Prior year reserve development	(2.9%)	4.9	(7.8%)	(0.6)	(7.2%)
Loss ratio	61.0%	(0.2)	61.2%	(3.1)	64.3%

Current Accident Year Loss Ratio
2013 versus 2012: Natural catastrophe and weather-related losses impacted the current accident year loss ratios for both periods.
In 2013, we incurred $93 million of aggregate pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) related to worldwide natural catastrophe and weather-related events. During 2012, we recognized estimated pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) of $178 million for Storm Sandy. In addition, we recognized aggregate pre-tax net losses of $44 million for Hurricane Isaac and first and second quarter 2012 U.S. weather events.
After adjusting for these natural catastrophe and weather-related losses, our 2013 current accident year loss ratio increased relative to 2012 primarily due to:

•	strengthening in our professional lines, relating to certain parts of our D&O business written in the United States, following recent loss experience; and

•	a change in the business mix.
2012 versus 2011: Natural catastrophe and weather-related losses impacted the current accident year loss ratios for both periods. During 2012, we recognized estimated pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) of $222 million for Storm Sandy and other U.S. natural catastrophe and weather-related events. Comparatively, during 2011, we recognized estimated pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) of $156 million relating to a series of severe U.S. storms; floods in Thailand; the Japanese earthquake and tsunami; New Zealand earthquake; and Hurricane Irene and Tropical Storm Lee. Exclusive of these natural catastrophe and weather-related losses, our 2012 current accident year loss ratio improved relative to 2011 primarily due to:

•	a lower level of loss activity in our property and marine lines of business; and

•	a reduction in the loss ratio for our credit & political risk line of business.
See ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: The current year acquisition cost ratio decreased from 14.6% in 2012 to 14.1% in 2013. The majority of the variance is being generated by property and marine lines and is due to the aforementioned MGA reductions. Higher ceding commissions earned relative to 2012 also contributed. This was partially offset by a change in the business mix with the accident & health business incurring a higher acquisition cost ratio. The change in the business mix was the primary driver of the increase in the 2012 acquisition cost ratio compared to 2011.
General and Administrative Expense Ratio: The general and administrative expense ratio was comparable at 20.1% in 2013 versus 20.2% in 2012. The increase in general and administrative costs was driven by increased salaries and related costs following an increase in staff compared to last year, as we continue to build-out the segment's global platform. The impact on the general and administrative expense ratio was fully offset by the growth in net premiums earned. The increase in the general and administrative expense ratio in 2012 compared to 2011, was driven by performance-based compensation expenses and staff increases.

REINSURANCE SEGMENT
Results from our reinsurance segment were as follows:

Year ended December 31,	2013	% Change	2012	% Change	2011

Revenues:
Gross premiums written	$2,137,903	17%	$1,830,162	(7%)	$1,974,324
Net premiums written	2,114,662	16%	1,815,211	(7%)	1,953,300
Net premiums earned	1,984,303	7%	1,857,405	(1%)	1,885,274
Other insurance related income	1,988		—		—

Expenses:
Current year net losses and loss expenses	(1,252,874)		(1,265,095)		(1,910,180)
Prior year reserve development	169,081		122,631		154,447
Acquisition costs	(421,828)		(400,794)		(387,886)
General and administrative expenses	(137,450)		(116,487)		(103,915)

Underwriting income (loss)	$343,220	74%	$197,660	nm	$(362,260)

		% Point Change		% Point Change
Ratios:
Current year loss ratio	63.1%	(5.0)	68.1%	(33.2)	101.3%
Prior year reserve development	(8.5%)	(1.9)	(6.6%)	1.6	(8.2%)
Acquisition cost ratio	21.3%	(0.3)	21.6%	1.0	20.6%
General and administrative expense ratio	6.9%	0.6	6.3%	0.8	5.5%
Combined ratio	82.8%	(6.6)	89.4%	(29.8)	119.2%

nm – not meaningful
Gross Premiums Written:
The following table provides gross premiums written by line of business for the periods indicated:

							% Change
Year ended December 31,	2013		2012		2011		12 to 13	11 to 12

Catastrophe	$393,652	18%	$368,314	21%	$471,822	24%	7%	(22%)
Property	364,315	17%	315,758	17%	359,987	18%	15%	(12%)
Professional lines	380,355	18%	301,863	16%	281,394	14%	26%	7%
Credit and surety	268,494	13%	264,572	14%	299,923	15%	1%	(12%)
Motor	242,046	11%	235,648	13%	238,365	12%	3%	(1%)
Liability	268,673	13%	242,817	13%	229,728	12%	11%	6%
Agriculture	132,780	6%	19,326	1%	15,201	1%	nm	27%
Engineering	64,258	3%	70,597	4%	65,219	3%	(9%)	8%
Other	23,330	1%	11,267	1%	12,685	1%	107%	(11%)
Total	$2,137,903	100%	$1,830,162	100%	$1,974,324	100%	17%	(7%)

2013 versus 2012: Gross premiums written increased by $308 million, with growth across most lines of business. Our agriculture initiative was the primary driver of the expansion in gross premiums written, contributing $113 million to the increase; quota share business in the United States comprised the majority of the increase, with excess of loss business in Asia also contributing. The main driver of growth in our professional lines was new business growth, primarily in the United States, which was partially offset by non-renewals and cancellations. Our property line of business increased primarily due to new business and the expansion of our worldwide client relationships. The increase in our catastrophe line of business was due to the expansion of our European portfolio, while growth in our liability line of business primarily reflected expansion in the U.S. including increased participations with existing clients.

2012 versus 2011: The decrease in gross premiums written was primarily driven by reduction in catastrophe business. We repositioned our catastrophe portfolio throughout 2012, reducing exposure in certain zones; this was partially offset by exposure increases in selected other areas, where we believe risk and return characteristics are more attractive. The decline in property premiums was driven by reductions in reinsurance purchasing by certain of our clients, as well as our evaluation of risk/return characteristics. Our trade credit and bond reinsurance premiums also decreased, driven by management of our European exposure base in light of existing economic conditions and changes in contract terms. While motor premiums were down slightly for the year, there was an underlying shift in business mix; we reduced our participation in certain excess of loss business in light of recent settlement trends, which was partially offset by an increase in proportional business.
See ‘Critical Accounting Estimates – Premiums’ section for a further discussion of related estimates.
Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2013		2012		2011		12 to 13	11 to 12

Catastrophe	$380,199	20%	$375,088	19%	$456,858	24%	1%	(18%)
Property	350,970	18%	351,470	19%	356,022	19%	—%	(1%)
Professional lines	304,754	15%	297,726	16%	281,025	15%	2%	6%
Credit and surety	279,943	14%	277,185	15%	263,912	14%	1%	5%
Motor	221,844	11%	237,006	13%	202,830	11%	(6%)	17%
Liability	234,736	12%	220,874	12%	230,872	12%	6%	(4%)
Agriculture	126,490	6%	17,116	1%	15,031	1%	nm	14%
Engineering	66,243	3%	68,402	4%	65,727	3%	(3%)	4%
Other	19,124	1%	12,538	1%	12,997	1%	53%	(4%)
Total	$1,984,303	100%	$1,857,405	100%	$1,885,274	100%	7%	(1%)

2013 versus 2012: Expansion of our agriculture business in 2013, described above, was the primary driver of the increase in net premiums earned.
2012 versus 2011: The reduction in catastrophe business written during 2012, described above, drove the decrease in net premiums earned. Partially offsetting this was an increase for motor reinsurance, driven by the recent increases in proportional writings previously noted.

Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2013	% Point Change	2012	% Point Change	2011

Current accident year	63.1%	(5.0)	68.1%	(33.2)	101.3%
Prior year reserve development	(8.5%)	(1.9)	(6.6%)	1.6	(8.2%)
Loss ratio	54.6%	(6.9)	61.5%	(31.6)	93.1%

Current Accident Year Loss Ratio
2013 versus 2012: The significant decrease in the level of natural catastrophe and weather-related activity was the primary driver of the decrease in the current accident year loss ratio.
During 2013, we recognized estimated aggregate pre-tax net losses (net of related reinstatement premiums) of $105 million for worldwide natural catastrophe and weather-related events. Comparatively, in 2012, we recognized pre-tax net losses (net of related reinstatement premiums) of $153 million related to the impact of Storm Sandy. In addition, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $60 million for the impact of severe drought conditions on U.S. crops, Hurricane Isaac and first and second quarter 2012 U.S. weather events.
Exclusive of these natural catastrophe and weather-related losses, our 2013 current accident year loss ratio increased relative to 2012 primarily due to changes in the business mix and an increase in losses incurred in our agriculture line.
2012 versus 2011: While natural catastrophe and weather-related losses contributed to the current accident year loss ratios for both periods, the impact was less significant in 2012.
During 2012, we recognized aggregate pre-tax net losses (net of related reinstatement premiums) of $213 million for the impact of Storm Sandy, severe drought conditions on U.S. crops, Hurricane Isaac and various U.S. weather events. Comparatively, during 2011, we recognized estimated pre-tax net losses (net of related reinstatement premiums) of $775 million in relation to earthquakes in New Zealand, the Japanese earthquake and tsunami, Australian weather events, U.S. storms and tornadoes, floods in Thailand and Denmark, and Hurricane Irene.
Exclusive of these natural catastrophe and weather-related losses, the 2012 current accident year loss ratio improved relative to 2011 largely due to reduced exposure and loss experience related to aggregate property reinsurance of regional insurance companies in the U.S. This was partially offset by a higher loss ratio for our trade credit and bond reinsurance business and business mix changes.
See ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: The decrease in the reinsurance segment’s acquisition cost ratio in 2013 was driven by accruals related to loss-sensitive features in reinsurance contracts that reduced the segment's acquisition cost ratio; conversely, such accruals increased the acquisition cost ratio in 2012. This decrease in the current year was partially offset by higher acquisition costs incurred due to higher acquisition costs in certain lines of business.
General and Administrative Expense Ratio: General and administrative expenses increased in 2013, primarily driven by staffing increases, as we continue to build-out the segment's global platform. The impact of the increases on the general and administrative expense ratio was partially tempered by the growth in net premiums earned. The increase in the general and administrative expense ratio in 2012 compared to 2011, was driven by performance-based compensation expenses and staff increases.

OTHER EXPENSES, NET

The following table provides a breakdown of our other expenses, net:

Year ended December 31,	2013	% Change	2012	% Change	2011

Corporate expenses	$90,256	(30%)	$129,660	68%	$77,089
Foreign exchange losses (gains)	26,143	(11%)	29,512	nm	(44,582)
Interest expense and financing costs	61,979	—%	61,863	(1%)	62,598
Income tax expense	7,002	113%	3,287	(78%)	15,233
Total	$185,380	(17%)	$224,322	103%	$110,338

nm – not meaningful
Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.4%, 3.8% and 2.4% for 2013, 2012 and 2011, respectively. The increase in corporate expenses during 2012 was reflective of costs associated with our second quarter 2012 senior leadership transition; these costs included accelerated and incremental share-based compensation expenses of $20 million and separation payments of $14 million. Excluding these senior leadership transition amounts, corporate expenses were 2.8% of net premiums earned for 2012.
Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. The foreign exchange losses (gains) for all periods presented were largely driven by the re-measurement of net insurance related liabilities. Appreciation in the euro and Sterling against the U.S. dollar resulted in foreign exchange losses during 2013 and 2012, with depreciation in the Australian dollar partially offsetting the 2013 loss. Depreciation in the euro and Sterling had the opposite effect in 2011.
Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 1.0%, 0.6% and 24.8% in 2013, 2012 and 2011, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions, as well as other factors.
The majority of the higher tax rate in 2013 compared to 2012 is attributable to an increase in pre-tax income in the U.S. A significant portion of our losses and loss expenses for Storm Sandy in 2012 related to insurance risks written by our U.S. subsidiaries, driving a low effective tax rate. Comparatively, a large proportion of the 2011 catastrophe and weather-related losses previously described arose from reinsurance risks written in Bermuda; these losses reduced income before tax without a corresponding tax benefit.
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

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income
The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Year ended December 31,	2013	% Change	2012	% Change	2011

Fixed maturities	$293,609	(4%)	$304,400	(10%)	$337,616
Other investments	128,814	47%	87,660	175%	31,856
Equities	10,897	(8%)	11,904	6%	11,186
Cash and cash equivalents	6,337	40%	4,528	(21%)	5,697
Short-term investments	1,181	98%	596	(63%)	1,592
Gross investment income	440,838	8%	409,088	5%	387,947
Investment expense	(31,526)	12%	(28,131)	10%	(25,517)
Net investment income	$409,312	7%	$380,957	5%	$362,430

Pre-tax yield:(1)
Fixed maturities	2.5%		2.7%		3.2%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.
Fixed Maturities:
2013 versus 2012: The 4% reduction in investment income from fixed maturities reflected lower reinvestment yields as book yields continue to decline towards market yields. This decline was partially offset by the 5% growth in our average fixed maturities balances during 2013 as additional investments in fixed maturities were funded primarily by reinvestment of net investment income.
2012 versus 2011: The 10% reduction in investment income from fixed maturities reflected lower reinvestment yields primarily due to the downward shift in U.S. and European risk-free yield curves. Spread tightening, primarily on investment-grade and high yield corporate debt, also contributed to lower reinvestment yields. The reduction was partially offset by growth of 6% in our average fixed maturities balances during 2012 as additional investments in fixed maturities were funded primarily by reinvestment of net investment income.
Other Investments:
Other investments include hedge funds, direct lending funds and both direct and indirect (through a fund structure) investments in equity tranches of collateralized loan obligations (“CLO Equities”). These investments are recorded at fair value, with the change in fair value and income distributions reported in net investment income. Consequently, the pre-tax return on other investments may vary materially period over period, particularly during volatile equity and credit markets.

The following table provides a breakdown of net investment income (loss) from other investments:

Year ended December 31,	2013	2012	2011

Hedge funds	$100,915	$56,551	$(13,015)
CLO - Equities	27,899	31,109	44,871
Total net investment income from other investments	$128,814	$87,660	$31,856

Pre-tax return on other investments(1)	13.3%	11.1%	5.3%

(1)	The pre-tax return on other investments is calculated by dividing total income from other investments by the average month-end fair value balances held for the periods indicated.
2013 versus 2012: The improvement in the pre-tax return on our other investments portfolio was primarily driven by the returns generated by our hedge funds as a result of the continued strong performance of both global equities and bank loans. Our direct investments in CLO Equities provided strong returns again in 2013, driven by lower than anticipated default rates and higher than anticipated recovery rates for the underlying collateral (refer to the ‘Critical Accounting Estimates – Fair Value Measurements’ for further details on the fair value measurement). The decline in income from CLO Equities in dollar terms was primarily due to a reduction in our direct investments as two holdings have entered the liquidation phase of their investment cycle and have begun returning capital to equity tranche holders.
2012 versus 2011: The improvement in the pre-tax return on our other investments portfolio was primarily driven by the rally in global equity markets and its impact on our hedge funds. Although CLO Equities provided less income in 2012, their continued strong performance was still a significant positive contributor to 2012 performance. The increase in fair value of our CLO Equities was driven primarily by lower than anticipated default rates and higher than anticipated recovery rates for the underlying collateral.
Investment Expenses:
2013 versus 2012: The increase was primarily due to higher third party investment manager fees, resulting from the increased use of managers in specialized fixed income strategies that have higher management fees than core fixed income.
2012 versus 2011: The increase was primarily due to increased third party investment manager fees relating to higher investment balances created by improved valuations and additional allocations to specialized fixed income strategies and common stocks, both of which have higher management fees than core fixed income.
Net Realized Investment Gains/Losses
Our fixed maturities and equities are classified as available for sale and reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized investment gains/losses) only when securities are sold, hedged, or impaired. Additionally, changes in the fair value of investment derivatives, mainly foreign exchange forward contracts and interest rate swaps, are recorded in net realized investment gains/losses.

The following table provides a breakdown of net realized investment gains:

Year ended December 31,	2013	2012	2011

On sale of investments:
Fixed maturities and short-term investments	$33,038	$140,238	$134,804
Equities	44,157	12,881	2,468
	77,195	153,119	137,272
OTTI charges recognized in earnings	(9,362)	(24,234)	(15,861)
Change in fair value of investment derivatives	7,731	(9,170)	4,431
Fair value hedges	—	7,754	(4,403)
Net realized investment gains	$75,564	$127,469	$121,439

On sale of investments:
Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issuer. We may also sell to rebalance our investment portfolio in order to change exposure to particular sectors or asset classes.
2013 versus 2012: Lower net realized gains during 2013 are reflective of the significant declines in the pricing for our fixed maturities during 2013. The primary source of the net realized gains on fixed maturities in 2013 was corporate debt (mainly investment-grade but high yield also contributed). The strong performance of global equity markets during 2013 and 2012 enabled us to realize net gains on sales of common stock during 2013. The proceeds of common stock sales were used to fund incremental investments in hedge funds.

2012 versus 2011: The improvements in global equity markets throughout 2012 enabled us to realize some net gains on our equity holdings during 2012. The primary sources of the net realized gains on fixed maturities in 2012 were investment-grade corporate debt, agency MBS and non-U.S. governments compared to the primary sources of investment-grade corporate debt, agency MBS and U.S. government and agencies in 2011.
OTTI charges:
Refer to the ‘Critical Accounting Estimates – OTTI’ section for details on our impairment review process.

The following table provides a summary of the OTTI recognized in earnings by asset class:

Year ended December 31,	2013	2012	2011

Fixed maturities:
Non-U.S. government	$120	$3,281	$—
Corporate debt	5,802	1,821	1,954
Non-Agency RMBS	57	2,016	717
ABS	129	795	61
Municipals	639	—	483
	6,747	7,913	3,215
Equities:
Common stocks	2,092	7,318	12,646
Exchange traded funds	523	9,003	—
	2,615	16,321	12,646
Total OTTI recognized in earnings	$9,362	$24,234	$15,861

The level of OTTI losses decreased in 2013 compared to 2012 due mainly to losses recorded on equity exchange traded funds ("ETFs") in 2012, where we were no longer able to assert that we had the intent to hold the securities until full recovery of cost due to the anticipated future reallocation to other asset classes.
Change in Fair Value of Investment Derivatives:
From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During 2013, our foreign exchange hedges resulted in $11 million of net gains which related primarily to securities denominated in the Australian dollar, Canadian dollar and Mexican peso. The Australian dollar declined 14% against the U.S. dollar during 2013 while the Canadian dollar and Mexican peso experienced significant intra-year volatility.
During 2013, we introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio. During the year, we recorded $3 million of net losses relating to our interest rate swaps.
Hedge accounting was not applied to any of these derivatives so the corresponding net unrealized gains/losses on the hedged securities are recorded as part of accumulated other comprehensive income in shareholders' equity.
Fair Value Hedges:
In 2012 and prior, we entered into foreign exchange forward contracts to hedge the foreign currency exposure of certain available for sale fixed maturity portfolios denominated in euros. These hedges were designated and qualified as fair value hedges, resulting in the net impact of the hedges recognized in net realized investment gains (losses). During 2012, we sold all available for sale fixed maturities in the portfolios that qualified for hedge accounting and settled all of the associated foreign exchange forward contracts.
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

Year ended December 31,	2013	2012	2011

Net investment income	$409,312	$380,957	$362,430
Net realized investments gains	75,564	127,469	121,439
Change in net unrealized gains/losses, net of currency hedges	(245,429)	250,212	(34,320)
Total	$239,447	$758,638	$449,549

Average cash and investments(1)	$14,660,012	$14,098,888	$13,309,143

Total return on average cash and investments, pre-tax(2)	1.6%	5.4%	3.4%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)	Excluding the impact of foreign currencies due to matching with foreign denominated insurance liabilities, the total return would be 1.6% for 2013 (2012: 4.9%, 2011: 3.7%).

CASH AND INVESTMENTS

 The table below provides a breakdown of our cash and investments:

	December 31, 2013		December 31, 2012
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$11,987,146	$11,986,327	$11,605,672	$11,928,049
Equities	566,219	701,987	608,306	666,548
Other investments	839,177	1,045,810	730,101	843,437
Short-term investments	46,212	46,212	108,860	108,860
Total investments	$13,438,754	$13,780,336	$13,052,939	$13,546,894

Cash and cash equivalents(1)	$987,876	$987,876	$850,550	$850,550

(1)	Includes restricted cash and cash equivalents of $65 million and $91 million for 2013 and 2012, respectively.
Overview
The cost of our total investments increased by $386 million from December 31, 2012, primarily due to investing a portion of our operating cash flows.
The fair value of our total investments increased $233 million from December 31, 2012, primarily due to net contributions to our fixed maturities and other investments as well as the strong performance of global equity markets during 2013 which led to improved valuations for our equities and other investments. The increases attributable to these factors were partially offset by lower valuations on our fixed maturities as a result of the upward shift in sovereign yield curves.

The following provides a further analysis on our investment portfolio.
Fixed Maturities
The following provides a breakdown of our investment in fixed maturities:

	December 31, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,388,698	11%	$1,422,885	13%
Non-U.S. government	1,176,382	10%	1,104,576	9%
Corporate debt	3,608,238	30%	3,876,382	32%
Agency RMBS	2,448,827	20%	2,659,908	22%
CMBS	797,414	7%	840,084	7%
Non-Agency RMBS	67,567	1%	95,199	1%
ABS	953,451	8%	643,206	5%
Municipals(1)	1,545,750	13%	1,285,809	11%
Total	$11,986,327	100%	$11,928,049	100%

Credit ratings:
U.S. government and agency	$1,388,698	11%	$1,422,885	13%
AAA(2)	4,160,744	35%	4,791,455	39%
AA	1,795,291	15%	1,175,205	10%
A	2,220,263	19%	2,215,326	19%
BBB	1,468,669	12%	1,473,388	12%
Below BBB(3)	952,662	8%	849,790	7%
Total	$11,986,327	100%	$11,928,049	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS and CMBS.

(3)	Non-investment grade and non-rated securities.
At December 31, 2013, fixed maturities had a weighted average credit rating of AA- (2012: AA-), a book yield of 2.5% (2012: 2.6%) and an average duration of 3.3 years (2012: 3.0 years). The interest rate swap position introduced in 2013 reduced duration to 3.2 years. When incorporating short-term investments and cash and cash equivalents into this calculation (bringing the total to $13 billion), the weighted average credit rating would be AA- (2012: AA-) and duration (including interest rate swaps) would be 2.9 years (2012: 2.8 years).
Our methodology for assigning credit ratings to our fixed maturities is in line with the methodology used for the Barclays U.S. Aggregate Bond index. This methodology uses the middle of Standard & Poor's (S&P), Moody's and Fitch ratings. When ratings from only two of these agencies are available, the lower rating is used. When a rating from only one agency is available, it is used.
To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with 29 points for the highest rating (AAA) and 2 points for the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated by S&P, Moody’s or Fitch are excluded from weighted average calculations. At December 31, 2013, the fair value of fixed maturities not rated was $1 million (2012: $7 million).

In addition to managing our credit risk exposure within our fixed maturity portfolio we also monitor the aggregation of country risk exposure on a group-wide basis (refer to Item 1 ‘Risk and Capital Management’ for further details). Country risk exposure is the risk that events within a country, such as currency crises, regulatory changes and other political events, will adversely affect the ability of obligors within the country to honor their obligations to us. For corporate debt and structured securities, we measure the country of risk exposure based on a number of factors including, but not limited to, location of management, principal operations and country of revenues.
In light of global concerns during recent years over the creditworthiness of certain countries, particularly within the eurozone, we have actively managed our exposure to sovereign debt issued by these countries. Our current non-U.S. government holdings include exposure to only three countries within the eurozone - Germany, Netherlands and Austria - all of which are rated AAA. At December 31, 2013, we held no sovereign debt issued by the peripheral European countries of Greece, Ireland, Italy, Portugal and Spain.
The following table provides a breakdown of the fair value of our eurozone exposure within our fixed maturity portfolio:

	Non-U.S. Government	Corporate	Non-Agency RMBS	ABS	Total	% of Total

At December 31, 2013
Eurozone countries:
Germany	$22,833	$90,916	$—	$5,176	$118,925	28%
Supranationals(1)	115,777	—	—	—	115,777	28%
Netherlands	20,776	50,472	227	4,838	76,313	18%
France	—	45,366	—	3,225	48,591	11%
Luxembourg	—	17,494	—	—	17,494	4%
Spain	—	17,255	—	—	17,255	4%
Ireland	—	4,065	—	5,668	9,733	2%
Italy	—	8,112	—	—	8,112	2%
Belgium	—	6,454	—	—	6,454	2%
Austria	1,272	2,922	—	—	4,194	1%
Total eurozone	$160,658	$243,056	$227	$18,907	$422,848	100%

At December 31, 2012
Eurozone countries:
Germany	$107,291	$105,712	$—	$11,585	$224,588	42%
Netherlands	23,988	62,170	1,866	22,497	110,521	20%
Supranationals(1)	79,534	—	—	—	79,534	15%
France	—	40,693	—	8,567	49,260	9%
Luxembourg	—	30,352	—	—	30,352	6%
Belgium	—	24,950	—	—	24,950	5%
Ireland	—	7,989	—	—	7,989	1%
Spain	—	7,627	—	—	7,627	1%
Austria	6,108	—	—	—	6,108	1%
Italy	—	—	—	—	—	—%
Total eurozone	$216,921	$279,493	$1,866	$42,649	$540,929	100%

(1)	Includes supranationals only within the eurozone.
We also have an indirect eurozone exposure through our investment of $125 million in non-U.S. bond mutual funds.

The following is an analysis of our fixed maturity portfolio by major asset classes.
Non-U.S. Government:
Our holdings in non-U.S. government securities consisted of fixed income obligations of non-U.S. sovereigns, including government agencies, local governments and supranationals. The table below summarizes our aggregate fixed maturity exposures to governments in the eurozone and other non-U.S. government concentrations by fair value at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
Country	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Eurozone countries:
Supranationals(1)	$115,777	10%	AAA	$79,534	7%	AAA
Germany	22,833	2%	AAA	107,291	10%	AAA
Netherlands	20,776	2%	AAA	23,988	2%	AAA
Austria	1,272	—%	AAA	6,108	1%	AAA
Total eurozone	$160,658	14%	AAA	$216,921	20%	AAA

Other concentrations:
United Kingdom	$182,230	15%	AA+	$201,658	18%	AAA
Canada	165,013	14%	AAA	132,938	12%	AA+
Australia	158,056	13%	AAA	193,259	17%	AAA
Brazil	94,796	8%	BBB	49,987	5%	BBB
Mexico	66,987	6%	A-	35,656	3%	BBB+
Other	348,642	30%	A-	274,157	25%	A-
Total other concentrations	$1,015,724	86%	AA-	$887,655	80%	AA-
Total non-U.S. government	$1,176,382	100%	AA-	$1,104,576	100%	AA

(1)	Includes supranationals only within the eurozone.
During 2013, we continued to reduce our exposure to eurozone sovereign debt. The primary driver of the increase in "other concentrations" is the additional allocation to our local currency emerging market debt portfolio during 2013. At December 31, 2013, this portfolio had a weighted average credit rating of A- (2012: BBB+), a duration of 5.0 years (2012: 3.9 years) and a yield-to-worst of 7.2% (2012: 5.2%).
At December 31, 2013, our non-U.S. government debt had net unrealized losses of $32 million (2012: $28 million net unrealized gains) which included gross unrealized foreign exchange losses of $29 million (2012: $3 million), mainly on emerging market debt securities.

Corporate Debt:
The composition of our corporate debt securities by sector was as follows:

	December 31, 2013			December 31, 2012
	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Financial institutions:
U.S. banking	$942,437	26%	A-	$986,723	25%	A-
Corporate/commercial finance	209,074	6%	BBB	247,633	6%	BBB+
Insurance	166,987	5%	A	208,149	5%	A
Foreign banking	45,320	1%	A+	31,924	1%	A-
Consumer finance	16,345	—%	BB	25,522	1%	BBB-
Investment brokerage	15,750	—%	BB	10,110	—%	BB+
Total financial institutions	1,395,913	38%	A-	1,510,061	38%	A-

Communications	450,490	12%	BBB-	470,013	12%	BBB-
Consumer cyclical	400,798	11%	BBB-	414,058	11%	BBB-
Consumer non-cyclicals	345,114	10%	BBB-	355,117	9%	BBB-
Industrials	298,159	8%	BB+	335,017	9%	BB+
Utilities	263,615	7%	BBB	287,693	7%	BBB
Energy	196,991	6%	BB+	207,881	6%	BBB-
Non-U.S. government guaranteed	64,982	2%	AA+	94,987	2%	AAA
Other	192,176	6%	BBB-	201,555	6%	BBB-
Total	$3,608,238	100%	BBB	$3,876,382	100%	BBB

Credit quality summary:
Investment grade	$2,707,591	75%	A-	$3,094,744	80%	A-
Non-investment grade	900,647	25%	B+	781,638	20%	B+
Total	$3,608,238	100%	BBB	$3,876,382	100%	BBB

During 2013, proceeds from sales of certain investment grade corporate holdings were reinvested primarily in ABS and municipal debt securities. The increase in non-investment grade holdings is due to additional funds being allocated to our short duration high yield strategy during 2013. At December 31, 2013, our short duration high yield portfolio had a fair value of $916 million (2012: $793 million), a weighted average credit rating of B+ (2012: B+) and duration of 1.6 years (2012: 1.7 years). At December 31, 2013, our total corporate debt portfolio, including short duration high yield securities, had a duration of 2.4 years (2012: 2.9 years).

Mortgage-Backed Securities:
The following table provides a breakdown of the fair value of our RMBS and CMBS portfolios by credit rating:

	December 31, 2013		December 31, 2012
	RMBS	CMBS	RMBS	CMBS

Government agency	$2,448,827	$—	$2,659,908	$—
AAA	12,261	411,811	27,266	603,001
AA	370	233,360	5,631	150,508
A	5,891	73,932	6,687	65,520
BBB	8,095	76,493	7,638	21,055
Below BBB(1)	40,950	1,818	47,977	—
Total	$2,516,394	$797,414	$2,755,107	$840,084

(1)	Non-investment grade securities
Residential MBS:
Our RMBS portfolio consists primarily of AAA-rated U.S. agency issues and is supported by loans that are diversified across geographical areas. Due to a change in prepayment speed assumptions caused by rising interest rates, the duration of our agency MBS holdings expanded from 2.6 years at December 31, 2012 to 4.9 years at December 31, 2013.
During 2013, our holdings of non-agency RMBS declined due to paydowns and a reallocation to other asset classes. At December 31, 2013, the average duration and weighted average life was 0.5 years (2012: 0.3 years) and 4.0 years (2012: 3.5 years), respectively, for non-agency RMBS.
Commercial MBS:
Our CMBS portfolio continues to be rated highly, with approximately 81% rated AA or better (2012: 90%). Additionally, the weighted average estimated subordination percentage for the portfolio was 30% at December 31, 2013 (2012: 30%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2013, the average duration and weighted average life was 2.5 years (2012: 2.8 years) and 2.6 years (2012: 3.1 years), respectively.

Asset-Backed Securities:
The following table provides a breakdown of the fair value of our ABS by underlying collateral and credit rating:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB(3)	Total

At December 31, 2013
CLO - debt tranches	$399,736	$179,318	$5,575	$8,902	$484	$594,015
Auto	82,982	41,911	29,828	23,394	—	178,115
Student loan	67,767	15,156	—	—	—	82,923
Credit card	7,110	—	—	—	—	7,110
Other	79,316	1,496	2,979	4,756	2,741	91,288
Total	$636,911	$237,881	$38,382	$37,052	$3,225	$953,451
% of total	67%	25%	4%	4%	—%	100%

At December 31, 2012
Auto	$157,932	$5,221	$30,743	$28,402	$—	$222,298
Student loan	152,653	6,862	—	—	—	159,515
Credit card	52,984	—	—	—	—	52,984
CLO - debt tranches	37,774	17,222	8,853	14,749	12,648	91,246
Other	99,876	4,237	5,487	4,860	2,703	117,163
Total	$501,219	$33,542	$45,083	$48,011	$15,351	$643,206
% of total	78%	5%	7%	8%	2%	100%

The increase in the total fair value during 2013 was primarily due to incremental investments in CLO Debt securities. The CLO Debt is anticipated to reduce the impact of potential future increases in interest rates while not compromising the high credit quality of our fixed maturities portfolio. These securities were purchased primarily as new issues and all had ratings of AA- or better. The average duration and weighted average life of our ABS portfolio at December 31, 2013 was 0.6 years (2012: 0.9 years) and 4.0 years (2012: 3.6 years), respectively.

Municipals:
Our holdings in municipal debt are primarily held within the taxable portfolios of our U.S. subsidiaries and include debt issuance from states, municipalities and political subdivisions. The following table provides a breakdown of the fair value of our municipal debt portfolio by state and between Revenue and General Obligation (“G.O.”) bonds:

	G.O.	Revenue	Total	% of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Credit Rating

At December 31, 2013
New York	$68,633	$199,160	$267,793	17%	$4,973	$(3,406)	AA
California	70,302	134,786	205,088	13%	7,390	(1,871)	AA-
Texas	50,685	125,201	175,886	11%	2,707	(1,690)	AA
Florida	13,307	78,903	92,210	6%	2,982	(170)	AA-
Illinois	15,523	68,095	83,618	5%	1,947	(533)	A
Other	162,231	558,924	721,155	48%	12,433	(6,846)	A
	$380,681	$1,165,069	$1,545,750	100%	$32,432	$(14,516)	AA-

At December 31, 2012
New York	$46,597	$163,859	$210,456	16%	$10,644	$(301)	AA
California	65,477	139,239	204,716	16%	11,929	(250)	A+
Texas	37,576	86,795	124,371	10%	5,584	(8)	AA
Florida	7,797	70,000	77,797	6%	4,444	—	AA-
Illinois	19,572	55,116	74,688	6%	3,267	(33)	A+
Other	154,958	438,823	593,781	46%	22,902	(133)	AA
	$331,977	$953,832	$1,285,809	100%	$58,770	$(725)	AA-

During 2013, we continued to add municipal debt securities, primarily within our taxable U.S. portfolios due to the attractive relative valuations available within this asset class.
G.O. bonds are backed by the full faith and credit of the authority that issued the debt and are secured by the taxing powers of those authorities. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer (e.g. sewer, water or utility projects). As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than G.O. bonds. At December 31, 2013, the top three revenue streams related to transportation (25%), school (11%) and power (11%) (2012: transportation (22%), school (12%) and power (11%)).
Additionally, certain of our holdings in municipal debt are insured by financial guarantee companies. At December 31, 2013, we held insurance enhanced municipal bonds in the amount of $150 million (2012: $202 million), with a weighted average credit rating of AA- (2012: AA-). In the event the financial guarantors are unable to make good on their guarantee on a defaulted security, we would then be exposed to the credit loss. Excluding the insurance benefit from the financial guarantee companies, the weighted average credit quality of our insured bond holdings would be AA- (2012: AA-). At December 31, 2013, our largest exposures to financial guarantors were Assured Guaranty Corp. for $65 million (2012: $90 million) and National Public Finance Guarantee Corporation for $43 million (2012: $58 million). We had no direct investments in either of these companies at December 31, 2013 and 2012.

Gross Unrealized Losses:
At December 31, 2013, the gross unrealized losses on our fixed maturities portfolio were $180 million (2012: $18 million).
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position and includes any impact of foreign exchange:

	December 31, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$4,689,773	$(117,975)	66%	$1,547,790	$(13,192)	92%
10-20%	290,477	(40,494)	23%	9,533	(1,171)	8%
20-30%	35,503	(10,713)	6%	—	—	—%
30-40%	17,317	(8,673)	5%	—	—	—%
40-50%	—	—	—%	—	—	—%
> 50%	—	—	—%	—	—	—%
Total	$5,033,070	$(177,855)	100%	$1,557,323	$(14,363)	100%

The increase in gross unrealized losses on investment-grade securities is primarily due to the upward shift in sovereign yield curves. The severity range from 20-40% consists of emerging market debt securities which experienced a decline in pricing due to rising interest rates as well as adverse movements in foreign exchange rates.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$125,663	$(1,880)	86%	$143,396	$(3,223)	79%
10-20%	2,349	(302)	14%	4,302	(714)	17%
20-30%	—	—	—%	583	(185)	4%
30-40%	—	—	—%	—	—	—%
40-50%	—	—	—%	—	—	—%
> 50%	—	—	—%	—	—	—%
Total	$128,012	$(2,182)	100%	$148,281	$(4,122)	100%

Despite increasing our allocation to our short duration high yield strategy during 2013, both the amount and severity of gross unrealized losses on our non-investment grade fixed maturities declined, primarily due to significant tightening of credit spreads.
Equities
During 2013, we decreased our allocation to global equities, mainly through sales of common stocks. The proceeds of these sales were used to fund incremental investments in hedge funds. At December 31, 2013, our equities portfolio had net unrealized gains of $136 million (2012: $58 million); the increase of $78 million was a result of the strong performance of global equity markets during 2013.

Other Investments
The composition of our other investment portfolio is summarized as follows:

	December 31, 2013		December 31, 2012

Hedge funds
Long/short equity funds	$425,444	41%	$302,680	36%
Multi-strategy funds	285,155	27%	244,075	29%
Event-driven funds	190,458	18%	171,479	20%
Leveraged bank loan funds	48,753	5%	62,768	8%
Total hedge funds	949,810	91%	781,002	93%

Direct lending funds	$22,134	2%	—	—%

Total hedge and direct lending funds	971,944	93%	781,002	93%

CLO - Equities	73,866	7%	62,435	7%
Total other investments	$1,045,810	100%	$843,437	100%

The $169 million increase in the fair value of our total hedge funds in 2013 was driven by $68 million of net subscriptions as well as $101 million of increased valuations as our hedge funds tracked the strong performance of the global equity and credit markets. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Item 8, Note 5(b) of our Consolidated Financial Statements for further details on these restrictions.
We have made total commitments of $110 million to managers of direct lending funds. To date, $22 million of this commitment has been called. During 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund, of which $6 million has been called to date. Further, during 2013, we made a $60 million commitment as a limited partner in a fund that invests primarily in CLO equities ("CLO fund"), of which $33 million has been called to date. See Item 8, Note 5(b) of our Consolidated Financial Statements for further details on the investment terms relating to these commitments.
At December 31, 2013, $33 million of the CLO fund commitment had been called. This is the primary reason for the increase in the fair value of our CLO - Equities during the year. In addition, our direct investments in CLO - Equities provided $27 million of net investment income during the year, offset by the receipt of $50 million of cash distributions. Included in these distributions were $24 million from two of our holdings which have entered the liquidation phase of their investment cycle and have begun returning capital to equity tranche holders.

Restricted Investments
In order to support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier, we provide collateral in the form of assets held in trust and, to a lesser extent, letters of credit. Refer to Item 8, Note 10(b) to our Consolidated Financial Statements for further information on our collateral requirements upon issuance of certain letters of credit. The fair value of our restricted investments primarily relates to these items, as noted in the table below. Our restricted investments primarily consist of high-quality fixed maturity and short-term investment securities. During 2013, we established AXIS Syndicate to write insurance and reinsurance business. The collateral pledged in connection with this new Lloyd's syndicate was the main driver of the year-over-year increase in total restricted investments.

At December 31,	2013	2012

Collateral in Trust for inter-company agreements	$2,261,081	$2,134,931
Collateral for secured letter of credit facility	777,828	470,062
Collateral in Trust for third party agreements	276,839	245,539
Securities on deposit with regulatory authorities	58,327	59,456
Total restricted investments	$3,374,075	$2,909,988

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage our liquidity at both the holding company and operating subsidiary level.
Holding Company
As a holding company, AXIS Capital has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which AXIS Capital’s subsidiaries operate (refer to Item 8, Note 20, to the Consolidated Financial Statements for further information), as well as the need to maintain capital levels to adequately support (re)insurance operations and to preserve financial strength ratings issued by independent rating agencies. During 2013, AXIS Capital received $566 million (2012: $525 million; 2011: $385 million) of distributions from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to both common and preferred shareholders, share repurchases, interest and principal payments on debt, capital investments in subsidiaries and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, which was over $1 billion at December 31, 2013, will provide AXIS Capital with sufficient liquidity for the foreseeable future.
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
The (re)insurance business of our operating subsidiaries inherently provides liquidity, as premiums are received in advance (sometimes substantially in advance) of the time claims are paid. However, the amount of cash required to fund claim payments can fluctuate significantly from period to period, due to the low frequency/high severity nature of certain types of business we write.

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash provided by (used in)(1)	2013	2012	2011

Operating activities	$1,096,968	$1,120,617	$1,190,142
Investing activities	(489,287)	(862,381)	(832,718)
Financing activities	(441,094)	(481,811)	(302,480)
Effect of exchange rate changes on cash	(3,078)	1,543	(2,610)
Increase (decrease) in cash and cash equivalents	$163,509	$(222,032)	$52,334

(1)	See Consolidated Statements of Cash Flows included in Item 8, ‘Financial Statements and Supplementary Data’, of this report for additional information.

•
Net cash provided by operating activities was $1.1 billion in 2013 and 2012 compared to $1.2 billion in 2011. The Company's insurance and reinsurance operations typically receive principal cash inflows from premiums and reinsurance recoverables. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, policy acquisition costs and operating expenses. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivable and reinsurance recoverables and the payment of losses and premiums payable. The small reductions in cash flows in 2013 and 2012 were driven by an increase in net paid losses as we continued to settle losses related to prior years' natural catastrophe and weather-related events, partially offset by an increase in premium receipts driven by growth in net written premiums.

•
The cash outflows from investing activities for 2013 related principally to the net purchase of fixed maturities of $0.6 billion (2012: $0.9 billion, 2011: $0.3 billion). This was a result of reinvesting net investment income across a variety of fixed income asset classes.  The decrease in the investing cash flows compared to prior years relates to an increased allocation to cash and cash equivalents during the year. During 2012,  fixed income purchases included increased allocations to TIPS, short duration high yield corporate debt and CMBS. During 2011, we increased our allocation to global equities and hedge funds, driving combined net purchases of equities and other investments of $0.5 billion.

•
Dividends paid to common and preferred shareholders are the primary source of recurring cash flows used in financial activities and totaled $158 million in 2013 (2012: $159 million, 2011: $243 million); this amount was higher for 2011 relative to the succeeding years largely due to the payment of deferred dividends to certain warrant holders upon exercise (refer to Item 8, Note 13 to our Consolidated Financial Statements). Financing cash outflows also included common share repurchases totaling $472 million, $318 million and $66 million in 2013, 2012 and 2011, respectively. We note that market share repurchases are completely discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations (see ‘Capital Resources – Share Repurchases’ below). During 2013 and 2012, financing cash flows also included a net $118 million inflow and $11 million outflow, respectively, related to the preferred share transactions discussed under 'Capital Resources - Preferred Shares' below. During 2013, cash outflows were partially offset by a $50 million third party investment in shares issued by Ventures Re (See noncontrolling interests discussion in Item 8, Note 14 of the Consolidated Financial Statements).

Our diversified underwriting portfolio has demonstrated an ability to withstand catastrophic losses. Since 2003, with the only exception being 2009, our annual cash flows from operations were in excess of $1 billion with 2009 being adversely impacted by claims arising from the global financial crisis. Besides 2009, these positive cash flows were generated notwithstanding the impacts of the global financial crisis on other financial years and the recognition of significant natural catastrophe-related losses during the period: our net losses and loss expenses included $266 million for Hurricanes Charley, Frances, Ivan and Jeanne in 2004; $1,019 million for Hurricanes Katrina, Rita and Wilma in 2005; $408 million for Hurricanes Gustav and Ike in 2008; $256 million for the Chilean and New Zealand earthquakes in 2010; $944 million for numerous natural catastrophe and weather events in 2011; and $331 million for Storm Sandy in 2012. There remains significant uncertainty associated with our estimates of net losses for certain of these events (see ‘Underwriting Results – Group – Underwriting Expenses’ for further details), as well as the timing of the associated cash outflows.
Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize our cash and cash equivalent balances and/or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, approximately $13.1 billion of cash and invested assets at December 31, 2013 could be available in one to three business days under normal market conditions; of this amount, $3.1 billion relates to restricted assets, which primarily support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier (see Item 8, Note 5(e) to the Consolidated Financial Statements for further details). For context, our largest 1-in-250 year return period, single occurrence, single-zone modeled probable maximum loss (Southeast U.S. Hurricane) is approximately $887 million, net of reinsurance; our claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit both the loss of capital due to a single event, and the loss of capital that would occur from multiple but perhaps smaller events, in any year. Refer to the ‘Risk and Capital Management’ section of Item 1 for further information.
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
The following table summarizes our consolidated capital position for the periods indicated:

At December 31,	2013	2012

Long-term debt	$995,855	$995,245

Preferred shares	627,843	502,843
Common equity	5,190,119	5,276,918
Shareholders’ equity attributable to AXIS Capital	5,817,962	5,779,761
Total capital	$6,813,817	$6,775,006

Ratio of debt to total capital	14.6%	14.7%

Ratio of debt and preferred equity to total capital	23.8%	22.1%

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
Concurrent with the closing of the Series C preferred share issuance, we redeemed 6 million of our previously outstanding Series A preferred shares at the $25.00 per share redemption price, for a total redemption of $150 million. Following this redemption, 4 million Series A preferred shares, representing $100 million in aggregate liquidation preference, remained outstanding.
During April 2012, we closed a cash tender offer for any and all of our outstanding Series B preferred shares at a price of $102.81 per share. As a result, we repurchased 2,471,570 Series B Preferred shares, for $254 million. At December 31, 2012, 28,430 Series B preferred shares, representing $3 million in aggregate liquidation preference, remained outstanding. We may redeem these shares on or after December 1, 2015, at a redemption price of $100.00 per share.
During May 2013, we issued 9 million newly designated 5.50% Series D preferred shares with a liquidation preference of $25.00 per share for gross proceeds of $225 million. Dividends on the Series D preferred shares are non-cumulative; to the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum. We may redeem these shares on or after June 1, 2018 at a redemption price of $25.00 per share.

Concurrent with the closing of the Series D preferred share issuance, we redeemed the remaining 4 million of 7.25% Series A preferred shares outstanding at a $25.00 per share redemption price for a total of $100 million.
On a combined basis, these five transactions resulted in a 99 basis point reduction in the weighted average annual dividend rate on our preferred equity.

Common Equity: Underlying movements in the value of our common equity over the past two years are outlined in the following table:

Year ended December 31,	2013	2012

Common equity - opening	$5,276,918	$4,944,079
Net income	727,465	547,241
Change in unrealized appreciation on available for sale investments, net of tax	(223,383)	232,232
Share repurchases	(472,263)	(317,687)
Common share dividends(1)	(118,993)	(152,607)
Preferred share dividends	(40,474)	(38,228)
Share-based compensation	48,475	67,912
Premium on repurchase of Series B preferred shares	—	(6,916)
Series C and D preferred share issue costs (included in additional paid-in capital)	(6,551)	(6,456)
Other	(1,075)	7,348
Common equity - closing	$5,190,119	$5,276,918

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
Secured Letter of Credit Facilities
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
During 2013, we entered into a $170 million secured letter of credit facility (the "Lloyd's LOC Facility") pursuant to a Letter of Credit Facility Agreement and Security Agreement (collectively, the "Lloyd's Facility Documents"). The Lloyd's LOC Facility is fully utilized and meets the Funds at Lloyd's requirements for the Company's subsidiary, AXIS Corporate Capital UK Limited to support the underwriting capacity of the Company's Lloyd's syndicate, AXIS Syndicate 1686, for the 2014 underwriting year of account. The Letter of Credit issued under the Lloyd's LOC Facility will expire no later than July 31, 2018. The Lloyd's Facility Documents contain customary covenants with which the Company must comply, including a requirement to maintain sufficient collateral to fully secure any issued Letter of Credit. In case of an event of default under the Lloyd's Facility Documents, the lender may exercise certain remedies, including the exercise of sole and exclusive control over pledged collateral.

Credit Facility
During 2013, we terminated and replaced our previously existing credit facility that was scheduled for expiration. We are now party to a $250 million credit facility (the “Credit Facility”), which provides us with combined borrowing and letter of credit issuance capacity up to the aggregate amount of the facility. At our request, and subject to certain conditions, the aggregate commitment of this facility may be increased by up to $150 million. Interest on loans issued under this facility is payable based on underlying market rates at the time of loan issuance. While any loans are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. This facility is subject to certain non-financial covenants that we believe are customary for facilities of this type, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the facility documents.
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

At December 31, 2013, this facility required a minimum consolidated net worth of $4.019 billion and our actual consolidated net worth, as calculated under the provisions of the Credit Facility, was $5.693 billion. We had a consolidated debt to total capital ratio, calculated in accordance with the Credit Facility provisions, of 0.15 to 1 and each of our material insurance/reinsurance subsidiaries party to the agreement had an A.M. Best financial strength rating of A+.
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
In addition to replacing our expiring credit facility in 2013, we also entered into an amendment to the Credit Facility in order to permit AXIS Capital and its subsidiaries to enter into swap contracts and other arrangements related to weather derivative transactions. All other material terms and conditions remained unchanged.
Available Capacity
At December 31, 2013, we had $501 million, $170 million and $nil letters of credit outstanding under the LOC Facility, Lloyd's LOC Facility and Credit Facility, respectively. The remaining available capacity under these three facilities was $499 million, not taking into consideration the $150 million potential increase in the amount available under the Credit Facility. There was no debt outstanding under the Credit Facility. We were in compliance with all covenants of the facilities at December 31, 2013.

Share Repurchases
As part of our capital management strategy, our Board of Directors authorizes common share repurchase programs. On December 9, 2013, our Board of Directors authorized a new $750 million share common share repurchase plan, which replaced the existing plan set to expire at the end of 2014. At February 20, 2014, the remaining authorization under the program was $723 million (see to Item 5 ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities’ ). As noted above, repurchases under this program are entirely discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations.
Shelf Registrations
On January 16, 2014, we filed an unallocated universal shelf registration statement with the SEC, which became effective upon filing. Pursuant to the shelf registration, we may issue an unlimited amount of equity, debt, warrants, purchase contracts or a combination of those securities. Our intent and ability to issue securities pursuant to this registration statement will depend on market conditions at the time of any proposed offering.
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

During 2013, A.M. Best upgraded the financial strength rating of each of our principal operating insurance and reinsurance subsidiaries to a financial strength rating of A+ (Stable). This rating as defined by A.M. Best is assigned to companies that have, in their opinion, a "superior ability to meet ongoing insurance obligations." The 'A+' grouping is the second highest ratings category out of fifteen. Rating outlooks ('Positive', 'Negative' and 'Stable') are assigned to indicate a rating's potential direction over an intermediate term, generally defined as 12 - 36 months.

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
The ‘A’ grouping is the third highest out of ten major rating categories. The first seven major rating categories may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

A.M. Best	An “opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations”.	A+ (Stable)	“Superior ability to meet ongoing insurance obligations”
The ‘A+’ grouping is the second highest ratings category out of fifteen. Ratings outlooks (‘Positive’, ‘Negative’ and ‘Stable’) are assigned to indicate a rating’s potential direction over an intermediate term, generally defined as 12 - 36 months.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a breakdown of our contractual obligations and commitments at December 31, 2013 by period due:

	Payment Due By Period
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss and loss expense payments(1)	$9,582,140	$2,725,390	$3,018,142	$1,549,959	$2,288,649
Operating lease obligations(2)	174,308	31,207	51,216	38,836	53,049
Reinsurance purchase commitments(3)	79,501	64,330	15,171	—	—
Investing activities
Unfunded investment commitments(4)	168,165	168,165	—	—	—
Financing activities
Senior notes (including interest payments)(5)	1,219,688	558,125	58,750	58,750	544,063
Total	$11,223,802	$3,547,217	$3,143,279	$1,647,545	$2,885,761

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

(4)
We have unfunded investment commitments related to our investments in hedge and credit funds, which are callable by our investment managers. We have assumed that such investments will be called in the next year but such funding may occur over a longer period of time, due to market conditions and other factors. For further details, see Item 8, Note 5(b) to the Consolidated Financial Statements.

(5)	For further details on the terms of our senior unsecured debt, see Item 8, Note 10(a) to the Consolidated Financial Statements.

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
An important and distinguishing feature of many of these contracts, though, is our contractual right, subsequent to payment of a claim to our insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to our credit and political risk loss reserves. The lag between the date of a claim payment and our ultimate recovery from the corresponding security can result in negative case reserves at a point in time (as was the case at December 31, 2013 and 2012). The nature of the underlying collateral is specific to each transaction and we also estimate the value of this collateral on a contract-by-contract basis. This valuation process is inherently subjective and involves the application of management’s judgment because active markets for the collateral often do not exist. Our estimates of value are based on numerous inputs, including information provided by our insureds, as well as third party sources including rating agencies, asset valuation specialists and other publicly available information. We also assess any post-event circumstances, including restructurings, liquidations and possession of asset proposals/agreements.
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
Our results of operations for each of 2013, 2012 and 2011 were significantly impacted by natural catastrophe activity. See Item 7 ‘Underwriting Results – Group, Underwriting Expenses’ for a discussion of these events and the remaining associated uncertainties.
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

	2013			2012
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$565,930	$292,067	$857,997	$551,831	$297,389	$849,220
Marine	143,126	136,452	279,578	218,523	174,780	393,303
Aviation	16,159	31,940	48,099	18,511	40,775	59,286
Credit and political risk	(59,101)	72,860	13,759	(82,006)	84,811	2,805
Professional lines	716,279	1,796,205	2,512,484	489,662	1,641,635	2,131,297
Liability	171,923	989,344	1,161,267	190,464	866,178	1,056,642
Total Insurance	1,554,316	3,318,868	4,873,184	1,386,985	3,105,568	4,492,553

Reinsurance segment:
Property and other	809,384	496,881	1,306,265	917,614	449,056	1,366,670
Credit and surety	141,255	209,485	350,740	104,537	173,259	277,796
Professional lines	314,827	840,683	1,155,510	280,386	802,605	1,082,991
Motor	428,453	464,048	892,501	386,528	407,610	794,138
Liability	251,582	752,358	1,003,940	196,632	847,951	1,044,583
Total Reinsurance	1,945,501	2,763,455	4,708,956	1,885,697	2,680,481	4,566,178

Total	$3,499,817	$6,082,323	$9,582,140	$3,272,682	$5,786,049	$9,058,731

The overall increase in our gross loss reserves during 2013 was driven by growth in our business and the continued accumulation of reserves for medium and longer-tailed lines.
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
Medium-Tail Business
Our medium-tail business primarily consists of professional lines (re)insurance and trade credit and surety reinsurance business. Certain other classes of business, including aviation hull and offshore energy insurance and engineering reinsurance, are also considered to have a medium-tail. Claim reporting and settlement periods on these classes are generally longer than those of our short-tail reserving classes. We also consider our credit and political risk insurance business to have a medium tail, due to the complex nature of claims and the potential additional time that may be required to realize our subrogation assets.
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
Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an accident year matures for a number of years. Consequently, our initial loss reserves for an accident year are generally based upon an ELR method and the consideration of relevant qualitative factors. As accident years mature, we increasingly give more weight to methods that reflect our actual experience until our selections are based almost exclusively on experience-based methods. We evaluate the appropriateness of the transition to experience-based methods at the reserving class level, commencing this transition when we believe that our incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which we transition fully to sole reliance on experience-based methods can vary by reserving class and by accident year, depending on our assessment of the stability and relevance of such indications. For professional lines in our insurance segment, we also rely upon the evaluation of the open claim inventory in addition to the commonly employed actuarial methods when establishing reserves.
Our transition from the ELR method to experience-based methods began during 2008, when we commenced gradual transition for the 2004 and prior accident years. As our loss history continued to develop, the transition was expanded to include additional accident years. At the end of 2013, the transition had begun for the 2010 and prior accident years for certain underlying reserve classes. With the exception of the experience in the insurance professional lines during 2013, our actual loss experience has generally been more favorable than initial expectations and the transition led to the recognition of net favorable prior year reserve development in recent years. During 2013, the insurance professional lines actual loss development was worse than expected for accident years 2011 and 2012. Management recognized this experience by relying upon experience-based methods, an evaluation of the open claims inventory and other qualitative factors, resulting in a higher ultimate loss estimate than initial expected loss ratios. See 'Underwriting Results - Group - Prior Year Development' for a discussion of the development recognized during the last three years.

We believe that there continues to be a relatively higher level of uncertainty around ultimate loss estimates for the business classes impacted by the global financial crisis in the 2007 to 2009 accident years. As a result, we continue to rely upon the evaluation of the open claims inventory in addition to the consideration of the actuarial indications, while exercising a greater degree of caution in recognizing potential favorable loss emergence, when establishing loss reserves for these accident years.
Trade Credit and Surety Reinsurance
For our trade credit and surety reinsurance business, our initial and most recent accident year loss reserves are generally based on the ELR method, with consideration given to qualitative factors. Given that there is a more stable reporting pattern for trade credit business, we generally commence the transition to experience-based methods sooner than for the surety business.
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
As previously described, the estimation of the value of our recoveries on credit and political risk business requires significant management judgment. At December 31, 2013, our total estimated recoveries on credit insurance business were $84 million, while comparatively, at December 31, 2012, our estimated recoveries were $106 million. The reduction in 2013 largely reflected the reduction in recovery estimates for three claims based on updated information.

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
Commencing with our fourth quarter 2012 reserving process, we began to give weight to actuarial methods that reflect our actual experience for liability business as we believed that our oldest accident years were at a stage of expected development where such methods would produce meaningful actuarial indications. In 2013, we began to give weight to experience-based methods for the insurance liability classes for accident years 2006 and prior, which did not have a significant impact on our results. For the reinsurance liability lines, we began to give weight to experience-based methods for accident years 2008 and prior, resulting in the the recognition of $87 million of net favorable prior year reserve development for these years.
Sensitivity Analysis
While we believe that our loss reserves at December 31, 2013 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause our reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.

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
The following tables show the effect on our estimate of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate our gross loss reserves at December 31, 2013.
The results show the cumulative increase (decrease) in our loss reserves across all accident years. For example, if our assumed loss development pattern for our property and other insurance business was three months shorter with no accompanying change in our ELR assumption, our loss reserves may decrease by approximately $24 million. Each of the impacts set forth in the tables is estimated individually, without consideration for any correlation among key assumptions or among reserving classes. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our own historical data regarding variability is generally limited and actual variations may be greater or less than these amounts. It is also important to note that the variations are not meant to be a “best-case” or “worst-case” series of scenarios and, therefore, it is possible that future variations in our loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

INSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(48,498)	$(23,626)	$1,247
Unchanged	(26,054)	—	26,054
3 months longer	12,480	40,563	68,645

Marine	5% lower	Unchanged	5% higher

3 months shorter	$(25,954)	$(17,127)	$(8,299)
Unchanged	(9,671)	—	9,698
3 months longer	10,235	20,967	31,700

Aviation	5% lower	Unchanged	5% higher

3 months shorter	$(4,603)	$(3,305)	$(2,007)
Unchanged	(1,463)	—	1,463
3 months longer	2,841	4,531	6,221

Credit and Political Risk	10% lower	Unchanged	10% higher

3 months shorter	$(12,236)	$—	$12,236
Unchanged	(12,236)	—	12,236
3 months longer	(12,236)	—	12,236

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(331,415)	$(104,559)	$123,631
Unchanged	(242,679)	—	242,704
6 months longer	(147,592)	105,553	362,931

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(133,474)	$(18,305)	$96,865
Unchanged	(117,000)	—	117,000
6 months longer	(96,370)	22,923	142,215

REINSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(89,597)	$(36,748)	$27,280
Unchanged	(60,103)	—	60,103
3 months longer	(21,373)	40,880	103,133

Credit and Surety	10% lower	Unchanged	10% higher

6 months shorter	$(55,698)	$(15,932)	$23,833
Unchanged	(41,724)	—	41,724
6 months longer	(17,712)	26,720	71,151

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(107,356)	$(23,928)	$59,501
Unchanged	(83,966)	—	83,966
6 months longer	(59,960)	24,691	109,342

Motor	10% lower	Unchanged	10% higher

6 months shorter	$(107,002)	$(16,427)	$74,148
Unchanged	(92,218)	—	92,218
6 months longer	(68,394)	26,471	121,336

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(141,487)	$(13,471)	$114,546
Unchanged	(129,437)	—	129,437
6 months longer	(116,743)	14,191	145,124

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
The following table shows the composition of our reinsurance recoverable on unpaid losses for each of our reportable segments, segregated between those related to case reserves and those related to IBNR and by significant line of business:

	2013			2012
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$163,228	$80,175	$243,403	$146,478	$77,535	$224,013
Marine	63,097	36,830	99,927	116,806	49,535	166,341
Aviation	264	1,311	1,575	243	861	1,104
Credit and political risk	—	—	—	—	—	—
Professional lines	268,318	575,625	843,943	197,308	534,332	731,640
Liability	92,036	609,948	701,984	100,708	537,231	637,939
Total Insurance	586,943	1,303,889	1,890,832	561,543	1,199,494	1,761,037

Reinsurance segment:
Property and other	—	4,543	4,543	—	—	—
Credit and surety	—	—	—	—	—	—
Professional lines	—	231	231	—	329	329
Motor	—	—	—	—	—	—
Liability	—	4,506	4,506	—	64,251	64,251
Total Reinsurance	—	9,280	9,280	—	64,580	64,580

Total	$586,943	$1,313,169	$1,900,112	$561,543	$1,264,074	$1,825,617

Reinsurance recoverable on unpaid losses as a percentage of gross loss reserves was 20% at December 31, 2013 and 2012. At December 31, 2013 and 2012, 98.8% of our gross reinsurance recoverable (i.e. excluding the provision for uncollectible amounts) was collectible from reinsurers rated A- or better by A.M. Best. For an analysis of the credit risk associated with our reinsurance recoverable balances at December 31, 2013, refer to Item 8, Note 11 to the Consolidated Financial Statements.
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
We apply case-specific provisions against certain recoveries that we deem unlikely to be collected in full. In addition, we use a default analysis to estimate our provision for uncollectible amounts on the remainder of the balance. The principal components of the default analysis are reinsurance recoverable by reinsurer and default factors applied to estimate uncollectible amounts based on our reinsurers’ credit ratings. The default factors are based on a model developed by a major rating agency. The provision recorded against reinsurance recoverable was $18 million and $16 million at December 31, 2013 and 2012, respectively. We have not written off any significant reinsurance recoverable balances in the last three years. At December 31, 2013, the use of different assumptions within our approach could have a material effect on our provision for uncollectible reinsurance recoverable. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on our provision.
PREMIUMS
Our revenues are primarily generated from gross premiums written originating from our underwriting operations. The basis for our recognized gross premiums written varies by contract type.
Insurance Segment
For the majority of our insurance business, we receive a fixed premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium will be adjusted only if the underlying insured values ultimately differ. Accordingly, we actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable. Gross premiums written on a fixed premium basis accounted for approximately 90%, 93% and 92% of the segment’s total for the years ended December 31, 2013, 2012 and 2011, respectively. A portion of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, we record premiums based on monthly statements received from the MGAs. Due to inherent reporting delays, we generally record premiums written via MGAs one month in arrears. In the event that a significant individual statement is not received, we record our best estimate based upon our historical experience.
A limited portion of our insurance business is written on a line slip or proportional basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on an estimate provided by the client via the broker. For further details on the estimation process, see the discussion provided for the reinsurance segment below. We review these estimates on a quarterly basis and record significant adjustments in premium estimates when identified. Gross premiums written on a line slip/proportional basis comprised 10%, 7% and 8% of the segment’s total for the years ended December 31, 2013, 2012 and 2011, respectively, and therefore the associated impact of these estimates on our pre-tax net income was immaterial. The proportionate increase in 2013 and 2012, when compared to 2011, was driven by growth in our accident & health line, a large portion of which related to proportional business.
In our credit and political risk line of business, we write certain policies on a multi-year basis with premiums generally payable in installments. We record premiums at the inception of the policy based on our best estimate of total premiums, including assumptions relating to prepayments/refinancings. Furthermore, certain contracts within this line of business meet the U.S. GAAP definition of a financial guarantee insurance contract. Premiums for such contracts are recognized as the present value of the contractual premiums due or expected to be collected using a discount rate that reflects the risk-free rate at the inception of contract. Due to the scope exemption for insurance contracts that are similar to financial guarantee insurance contracts, the determination of whether certain of our credit and political risk contracts fall within the scope of the U.S. GAAP definition for financial guarantee contracts requires significant management judgment. For the years ended December 31, 2013 and 2012, our total premiums from financial guarantee insurance contracts were immaterial in the context of total gross premiums written for the segment. At December 31, 2013, the average duration of the outstanding unearned premiums written for our credit and political risk line of business was 4.4 years (2012: 4.0 years).

Reinsurance Segment
We provide excess of loss and proportional coverage to cedants (i.e. insurance companies). In most cases, cedants seek protection from us for business that they have not yet written at the time they enter into agreements with us. As a result, cedants must estimate their underlying premiums when purchasing reinsurance coverage from us.

For multi-year contracts where reinsurance premiums are payable in annual installments, premiums are recorded at the inception of the contract based on management’s best estimate of total premiums to be received. However, premiums are recognized on an annual basis for multi-year contracts where the cedant has the ability to unilaterally commute or cancel coverage within the term of the policy. The remaining annual premiums are included as written at each successive anniversary date within the multi-year term.
Our excess of loss reinsurance contracts with cedants typically include provisions for a deposit or minimum premiums payable to us, which are generally considered to be the best estimate of the excess of loss reinsurance written premium at inception. The minimum/deposit premium is normally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. We record adjustments to the deposit/minimum premiums in the period during which they become determinable. Excess of loss contracts accounted for 42%, 47% and 53% of our reinsurance segment’s total gross premiums written for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease during 2013 and 2012, when compared to 2011, was primarily driven by the growth in our agriculture line and repositioning of our catastrophe portfolio.
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

For business written under proportional contracts, our initial recognition of gross premiums written is based on estimates of premiums written at contract inception. We review these premium estimates on a quarterly basis and evaluate their reasonability in light of actual premiums reported to date by cedants. Factors contributing to changes from the initial premium estimates may include:

•
changes in renewal rates or rates of new business accepted by cedants (such changes could result from changes in the relevant insurance market that could affect more than one of our cedants or could be a consequence of changes in the marketing strategy or risk appetite of an individual cedant);

•	changes in underlying exposure values; and/or

•	changes in rates being charged by cedants.
As a result of this review process, any adjustments to estimates are recognized in gross premiums written during the period they are determined. Such changes in premium estimates could be material to gross premiums written and the resulting adjustments may directly and significantly impact net premiums earned favorably or unfavorably in the period they are determined because the adjustment may be substantially or fully earned. Gross premiums written for proportional contracts, including amounts related to the adjustment of premium estimates established in prior years, accounted for 58%, 53% and 47% of our reinsurance segment’s gross premiums written for the years ended December 31, 2013, 2012 and 2011, respectively.

We made estimates on proportional treaties incepting during the year as follows:

Year ended December 31,	2013	2012	2011

Catastrophe	$3,896	$2,264	$4,595
Property	195,435	169,214	200,823
Professional lines	280,242	199,732	165,297
Credit and surety	222,486	232,998	254,548
Motor	177,834	158,230	128,164
Liability	152,790	116,208	111,454
Agriculture	103,869	3,800	—
Engineering	47,295	55,846	60,576
Other	11,582	7,118	8,405
Total estimated premiums	$1,195,429	$945,410	$933,862

Gross premiums written (reinsurance segment)	2,137,903	1,830,162	1,974,324
As a % of total gross premiums written	56%	52%	47%

Since inception, our historical experience has shown that cumulative adjustments to our annual initial premium estimates on proportional reinsurance contracts have ranged from a negative revision of 4% to a favorable revision of 9%. Giving more weight to recent years where premium volume was comparable to current levels, we believe that a reasonably likely change in our 2013 proportional reinsurance gross premiums written estimate would be 5% in either direction. Such a change would result in a variance in our gross premiums written of approximately $60 million and an immaterial impact on our pre-tax net income. However, larger variations, both positive and negative, are possible.

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

Fixed Maturities and Equities

Since 2009, significant liquidity has returned to the financial markets, resulting in an increase in observable market prices for our financial instruments. At December 31, 2013, the fair value for 94% (2012: 96%) of our total fixed maturities and equities was based on prices provided by globally recognized independent pricing services where we have a current and detailed understanding of how their prices were derived. The remaining securities were priced by either non-binding broker quotes or internal valuation models.

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
At December 31, 2013 and 2012, we have not adjusted any pricing provided by independent pricing services (see ‘Management Pricing Validation’ below). Additionally, our total Level 3 fixed maturities and equities amounted to $34 million (2012: $71 million), less than 1% of total fixed maturities and equities. Refer to Item 8, Note 6 to our Consolidated Financial Statements for further information.
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
Other Investments
Hedge Funds, Direct Lending Funds and CLO Equity Funds
We measure the fair value for hedge, direct lending and CLO equity funds by obtaining the net asset value (NAV) as advised by our external fund manager or third party administrator. For any funds for which we did not receive a December 31, 2013 net asset value, we have recorded an estimate of the change in fair value for the latest period based on return estimates obtained from the fund managers. Accordingly, we do not typically have a reporting lag in our fair value measurements for these funds. Historically, our estimated NAVs have not significantly diverged from the subsequent final audited NAVs. Where we have the ability to liquidate our holdings at the reported NAV in the near term, these holdings are classified as Level 2 within the fair value hierarchy while the remaining holdings are classified as Level 3.

CLO – Equity Securities
We have also invested directly in CLO Equities, also known as “cash flow CLOs” in the industry. In 2013, the CLO – Equity market continues to be mostly inactive with only a small number of transactions being observed in the market and even fewer still involving deals we hold. Accordingly, we continue to rely on the use of our internal discounted cash flow model (income approach) to estimate the fair value of CLO – Equities. At December 31, 2013, the estimated fair value for CLO – Equities was $40 million (2012: $62 million), based on the following significant inputs used in our valuation model.

At December 31,	2013	2012

Default rates	4.0% - 5.0%	4.0% - 5.0%
Loss severity rate	53.5%	53.5%
Collateral spreads	2.6% - 3.4%	2.6% - 4.2%
Estimated maturity dates	2.1 - 4.6 years	1.8 - 5.7 years

Of these significant inputs, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO – Equities is most sensitive.
Actual default rates at November 30, 2013 for our CLO – Equities varied from 0.5% to 3.0% (November 30, 2012: 0.2% to 4.5%) on the remaining underlying collateral. While, on average, these default rates are much lower than our default rate assumptions noted above, we remain cautious on this favorable development given the continuing global economic uncertainty. Due to the use of significant unobservable inputs in our discounted cash flow model, we continue to classify the CLO – Equities as Level 3.
OTHER-THAN-TEMPORARY IMPAIRMENTS (“OTTI”)
Because our available-for-sale ("AFS") investment portfolio is the largest component of our consolidated assets and a multiple of shareholders’ equity, OTTI could be material to our financial condition and operating results particularly during periods of dislocation in the financial markets. During 2013, we recorded a total OTTI charge in earnings of $9 million (2012: $24 million; 2011: $16 million). Refer to the ‘Net Investment Income and Net Realized Investment Gains/Losses’ section above for further details.
A security is “impaired” when its fair value is below its amortized cost (for fixed maturities) or cost (for equities). On a quarterly basis, we review all impaired AFS securities to determine if the impairment is other-than-temporary. The OTTI assessment is inherently judgmental, especially where securities have experienced severe declines in fair value in a short period. Our review process begins with a quantitative analysis to identify securities to be further evaluated for potential OTTI. For all identified securities, further fundamental analysis is performed that considers the following quantitative and qualitative factors:

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
For impaired investment-grade securities (i.e. rated BBB- or above) that we do not intend to sell and it is more likely than not that we will not be required to sell, we have established some parameters for identifying securities with potential credit impairments. Our parameters focus primarily on the extent and duration of the decline, including but not limited to:

•	declines in value greater than 20% for nine consecutive months, and

•	declines in value greater than 10% for twelve consecutive months.
For impaired securities held within our high yield portfolios (i.e. managed under a mandate to invest primarily in non-investment grade securities), we have established separate parameters for our credit loss assessment. Due to the additional volatility inherent in high yield securities relative to investment-grade securities, we focus on the severity of the impairment and work closely with our external high yield investment managers to identify securities with significant potential credit impairments.
If a security meets one of the above criteria, we then perform a fundamental analysis by considering the qualitative factors noted above. Our OTTI review process for credit impairment excludes all fixed maturities guaranteed by the U.S. government and its agencies because we anticipate these securities will not be settled below amortized costs. However, these securities are still evaluated for intention to sell at a loss.

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
In light of the volatile global equity markets we have experienced in recent years, we generally impair any equities for which we do not forecast a recovery to cost within three years. Further, we generally impair an equity security if its value has been below its cost by 30% or more for nine consecutive months or by 20% or more for twelve consecutive months. We have also established parameters for identifying potential impaired equity securities for fundamental analysis based on the severity, in either percentage or absolute dollar terms, of the unrealized loss position.
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

RECENT ACCOUNTING PRONOUNCEMENTS

At December 31, 2013, there were no recently issued accounting pronouncements where our adoption of such guidance was pending.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2013, the Company is not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K to which an entity unconsolidated with the Company is a party that management believes is reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that the Company believes is material to investors.

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

Operating income (loss), diluted operating income (loss) per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

Year ended December 31,	2013	2012	2011

Net income available to common shareholders	$683,910	$495,004	$9,430
Net realized investment gains, net of tax(1)	(77,603)	(115,854)	(119,736)
Foreign exchange losses (gains), net of tax(2)	23,684	28,364	(43,606)
Loss on repurchase of preferred shares, net of tax(3)	3,081	14,009	—
Operating income (loss)	$633,072	$421,523	$(153,912)

Earnings per common share - diluted	$5.93	$4.00	$0.07
Net realized investment gains, net of tax	(0.68)	(0.94)	(0.93)
Foreign exchange losses (gains), net of tax	0.21	0.24	(0.34)
Loss on repurchase of preferred shares, net of tax	0.03	0.11	—
Adjustment for anti-dilutive securities(4)	—	—	(0.06)
Operating income (loss) per common share - diluted	$5.49	$3.41	$(1.26)

Weighted average common shares and common share equivalents - diluted, for net income(5)	115,328	123,654	128,122

Weighted average common shares and common share equivalents - diluted, for operating income (loss)	115,328	123,654	122,499

Average common shareholders’ equity	$5,233,519	$5,110,449	$5,034,525

ROACE	13.1%	9.7%	0.2%

Operating ROACE	12.1%	8.2%	(3.1%)

(1)
Tax cost (benefit) of ($2,039), $11,615 and $1,703 for 2013, 2012 and 2011, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax benefit (cost) of $2,459, $1,148 and ($976) for 2013, 2012 and 2011, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

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
Our Balance Sheets include a substantial amount of assets whose fair values are subject to market risks. Our fixed income and equity securities are classified as available-for-sale and, as such, changes in fair value caused by changes in interest rates, equity prices and foreign currency exchange rates will have an immediate impact on our comprehensive income, shareholders’ equity and book value but may not have an immediate impact on consolidated net income. Changes in these market risks will only impact our consolidated net income when, and if, securities are sold or an OTTI charge is recorded. Further, we have alternative investments including hedge funds, direct lending funds and CLO – Equities at December 31, 2013 and 2012. These investments are also exposed to market risks, with the change in fair value reported immediately in earnings.
The following is a sensitivity analysis of our primary market risk exposures at December 31, 2013 and 2012. Our policies to address these risks in 2013 were not materially different from 2012. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
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

The following table presents the estimated pre-tax impact on the fair value of our fixed maturities at December 31, 2013 and 2012 due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency residential and commercial MBS, ABS and municipal bond securities.

	Fair Value	Potential Adverse Change in Fair Value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2013
U.S. government and agency	$1,388,698	$(56,590)	$—	$(56,590)
Non-U.S. government	1,176,382	(37,274)	—	(37,274)
Agency MBS	2,448,827	(119,533)	—	(119,533)

Securities exposed to credit spreads:
Corporate debt	3,608,238	(87,210)	(96,590)	(183,800)
CMBS	797,414	(19,710)	(19,931)	(39,641)
Non agency RMBS	67,567	(343)	(2,398)	(2,741)
ABS	953,451	(5,827)	(34,255)	(40,082)
Municipals	1,545,750	(68,785)	(69,610)	(138,395)
	$11,986,327	$(395,272)	$(222,784)	$(618,056)

At December 31, 2012
U.S. government and agency	$1,422,885	$(55,856)	$—	$(55,856)
Non-U.S. government	1,104,576	(34,088)	—	(34,088)
Agency MBS	2,659,908	(68,821)	—	(68,821)

Securities exposed to credit spreads:
Corporate debt	3,876,382	(111,035)	(116,763)	(227,798)
CMBS	840,084	(23,773)	(24,037)	(47,810)
Non agency RMBS	95,199	(1,897)	(2,959)	(4,856)
ABS	643,206	(5,525)	(14,331)	(19,856)
Municipals	1,285,809	(54,567)	(55,134)	(109,701)
	$11,928,049	$(355,562)	$(213,224)	$(568,786)

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
As the performance of our investment in leveraged bank loan funds are driven by the valuation of the underlying bank loans, these funds are also exposed to credit spreads movement. At December 31, 2013, the impact of an instantaneous 15% decline in the fair value of our investment in leveraged bank loan funds would be $7 million (2012: $13 million), on a pre-tax basis. Our investment in CLO – Equities is also exposed to interest rate risk, but it would have an insignificant impact to its fair value in the event the risk free yield curve increase by 100 basis points.

Additionally, our investment in foreign bond mutual funds is exposed to interest rate risk; however, this exposure is largely mitigated by the short duration of the underlying securities.
Equity Price Risk
Our portfolio of equity securities, excluding the foreign bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equity securities at December 31, 2013 was $577 million (2012: $563 million). At December 31, 2013, the impact of a 20% decline in the overall market prices of our equity exposures would be $115 million (2012: $113 million), on a pre-tax basis.
Our investment in hedge funds has significant exposure to equity strategies with net long positions. At December 31, 2013, the impact of an instantaneous 15% decline in the fair value of our investment in hedge funds would be $142 million (2012: $104 million), on a pre-tax basis.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2013
Net managed assets (liabilities), excluding derivatives	$(6,661)	$(195,714)	$72,846	$(99,409)	$(132,980)	$35,115	$(41,504)	$(368,307)
Foreign currency derivatives, net	(22,315)	172,144	(56,455)	42,735	16,567	(32,301)	(4,011)	116,364
Net managed foreign currency exposure	(28,976)	(23,570)	16,391	(56,674)	(116,413)	2,814	(45,515)	(251,943)
Other net foreign currency exposure	4,203	—	779	31,225	12,497	12,838	308,446	369,988
Total net foreign currency exposure	$(24,773)	$(23,570)	$17,170	$(25,449)	$(103,916)	$15,652	$262,931	$118,045
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.4%)	(0.4%)	0.3%	(0.4%)	(1.8%)	0.3%	4.5%	2.0%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(2,477)	$(2,357)	$1,717	$(2,545)	$(10,392)	$1,565	$26,293	$11,804

At December 31, 2012
Net managed assets (liabilities), excluding derivatives	$(51,247)	$(278,388)	$78,242	$(25,315)	$(21,525)	$(8,387)	$(15,020)	$(321,640)
Foreign currency derivatives, net	25,961	245,801	(58,297)	39,588	—	15,329	—	268,382
Net managed foreign currency exposure	(25,286)	(32,587)	19,945	14,273	(21,525)	6,942	(15,020)	(53,258)
Other net foreign currency exposure	5,454	—	211	22,257	15,199	14,224	201,062	258,407
Total net foreign currency exposure	$(19,832)	$(32,587)	$20,156	$36,530	$(6,326)	$21,166	$186,042	$205,149
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.3%)	(0.6%)	0.3%	0.6%	(0.1%)	0.4%	3.2%	3.5%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(1,983)	$(3,259)	$2,016	$3,653	$(633)	$2,117	$18,604	$20,515

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Net Managed Foreign Currency Exposure
Our net managed foreign currency exposure is subject to our internal risk tolerance standards. For significant foreign currency exposures, defined as those where our net asset/liability position exceeds the greater of 1% of our shareholders' equity or $50 million, the value of assets denominated in those currencies should fall within a range of 90 - 110% of liabilities denominated in the same currency. In addition, our aggregate foreign currency exposure is subject to the same tolerance range. We may use derivative instruments to maintain net managed foreign currency exposures within our risk tolerance levels.
New business written as part of the January 2014 renewal season is expected to serve as a natural offset versus the $252 million net short managed foreign currency exposure at December 31, 2013. Remaining un-matched foreign currency exposure will be economically hedged with foreign currency derivatives to ensure our net exposure remains within our risk tolerances.
Other Net Foreign Currency Exposure
Other net foreign currency exposure includes those assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. The continued funding of our emerging market debt securities portfolio was the primary driver for the increase in other net foreign currency exposures during 2013. See 'Cash and Investments - Fixed Maturities - Non-U.S. Government' in Item 7 for further details on this portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche Ltd.
Hamilton, Bermuda
February 21, 2014

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2013: $11,987,146; 2012: $11,605,672)	$11,986,327	$11,928,049
Equity securities, available for sale, at fair value (Cost 2013: $566,219; 2012: $608,306)	701,987	666,548
Other investments, at fair value	1,045,810	843,437
Short-term investments, at fair value and amortized cost	46,212	108,860
Total investments	13,780,336	13,546,894
Cash and cash equivalents	923,326	759,817
Restricted cash and cash equivalents	64,550	90,733
Accrued interest receivable	97,132	97,220
Insurance and reinsurance premium balances receivable	1,688,957	1,474,821
Reinsurance recoverable on unpaid and paid losses	1,929,988	1,863,819
Deferred acquisition costs	456,122	389,248
Prepaid reinsurance premiums	330,261	315,676
Receivable for investments sold	1,199	1,254
Goodwill and intangible assets	89,528	97,493
Other assets	273,385	215,369
Total assets	$19,634,784	$18,852,344

Liabilities
Reserve for losses and loss expenses	$9,582,140	$9,058,731
Unearned premiums	2,683,849	2,454,692
Insurance and reinsurance balances payable	234,412	270,739
Senior notes	995,855	995,245
Payable for investments purchased	21,744	64,553
Other liabilities	248,822	228,623
Total liabilities	13,766,822	13,072,583

Commitments and Contingencies

Shareholders’ equity
Preferred shares	627,843	502,843
Common shares (2013: 174,134; 2012: 171,867 shares issued and 2013: 109,485; 2012: 117,920 shares outstanding)	2,174	2,146
Additional paid-in capital	2,240,125	2,179,034
Accumulated other comprehensive income	117,825	362,622
Retained earnings	5,062,706	4,497,789
Treasury shares, at cost (2013: 64,649; 2012: 53,947 shares)	(2,232,711)	(1,764,673)
Total shareholders’ equity attributable to AXIS Capital	5,817,962	5,779,761
Noncontrolling interests	50,000	—
Total shareholders’ equity	5,867,962	5,779,761

Total liabilities and shareholders’ equity	$19,634,784	$18,852,344

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	2013	2012	2011
	(in thousands, except for per share data)
Revenues
Net premiums earned	$3,707,065	$3,415,463	$3,314,961
Net investment income	409,312	380,957	362,430
Other insurance related income	4,424	2,676	2,396
Net realized investment gains
Other-than-temporary impairment (OTTI) losses	(9,362)	(24,234)	(16,446)
Non-credit portion of OTTI losses recognized in other comprehensive income	—	—	585
Other net realized investment gains	84,926	151,703	137,300
Total net realized investment gains	75,564	127,469	121,439
Total revenues	4,196,365	3,926,565	3,801,226

Expenses
Net losses and loss expenses	2,134,195	2,096,028	2,675,052
Acquisition costs	664,191	627,653	587,469
General and administrative expenses	575,390	560,981	459,151
Foreign exchange losses (gains)	26,143	29,512	(44,582)
Interest expense and financing costs	61,979	61,863	62,598
Total expenses	3,461,898	3,376,037	3,739,688

Income before income taxes	734,467	550,528	61,538
Income tax expense	7,002	3,287	15,233
Net income	727,465	547,241	46,305
Preferred share dividends	40,474	38,228	36,875
Loss on repurchase of preferred shares	3,081	14,009	—
Net income available to common shareholders	$683,910	$495,004	$9,430

Per share data
Net income per common share
Basic net income	$6.02	$4.05	$0.08
Diluted net income	$5.93	$4.00	$0.07
Weighted average number of common shares outstanding - basic	113,636	122,148	122,499
Weighted average number of common shares outstanding - diluted	115,328	123,654	128,122

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	2013	2012	2011
	(in thousands)
Net income	$727,465	$547,241	$46,305

Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the period	(161,832)	348,510	74,297
Adjustment for re-classification of net realized investment gains and OTTI losses recognized in net income	(61,551)	(116,278)	(119,548)
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	(223,383)	232,232	(45,251)
Non-credit portion of OTTI losses	—	—	(455)
Foreign currency translation adjustment	(21,414)	510	(3,045)
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	—	1,718	92
Total other comprehensive income (loss), net of tax	(244,797)	234,460	(48,659)

Comprehensive income (loss)	$482,668	$781,701	$(2,354)

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	2013	2012	2011
	(in thousands)
Preferred shares
Balance at beginning of period	$502,843	$500,000	$500,000
Shares issued	225,000	400,000	—
Shares repurchased	(100,000)	(397,157)	—
Balance at end of period	627,843	502,843	500,000

Common shares (par value)
Balance at beginning of period	2,146	2,125	1,934
Shares issued	28	21	191
Balance at end of period	2,174	2,146	2,125

Additional paid-in capital
Balance at beginning of period	2,179,034	2,105,386	2,059,708
Shares issued - common shares	3,422	2,582	1,769
Treasury stock reissued	(4,225)	—	—
Issue costs on newly issued preferred shares	(6,551)	(6,456)	—
Reversal of issue costs on repurchase of preferred shares	3,081	7,093	—
Stock options exercised	16,889	2,517	4,775
Share-based compensation expense	48,475	67,912	39,134
Balance at end of period	2,240,125	2,179,034	2,105,386

Accumulated other comprehensive income
Balance at beginning of period	362,622	128,162	176,821
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	348,328	116,096	161,802
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(223,383)	232,232	(45,251)
Non-credit portion of OTTI losses	—	—	(455)
Balance at end of period	124,945	348,328	116,096
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	14,294	13,784	16,829
Foreign currency translation adjustment	(21,414)	510	(3,045)
Balance at end of period	(7,120)	14,294	13,784
Supplemental Executive Retirement Plans (SERPs):
Balance at beginning of period	—	(1,718)	(1,810)
Net change in benefit plan assets and obligations recognized in equity	—	1,718	92
Balance at end of period	—	—	(1,718)
Balance at end of period	117,825	362,622	128,162

Retained earnings
Balance at beginning of period	4,497,789	4,155,392	4,267,608
Net income	727,465	547,241	46,305
Preferred share dividends	(40,474)	(38,228)	(36,875)
Loss on repurchase of preferred shares	(3,081)	(14,009)	—
Common share dividends	(118,993)	(152,607)	(121,646)
Balance at end of period	5,062,706	4,497,789	4,155,392

Treasury shares, at cost
Balance at beginning of period	(1,764,673)	(1,446,986)	(1,381,101)
Shares repurchased for treasury	(472,263)	(317,687)	(65,885)
Treasury shares reissued	4,225	—	—
Balance at end of period	(2,232,711)	(1,764,673)	(1,446,986)

Total shareholders’ equity attributable to AXIS Capital	5,817,962	5,779,761	5,444,079
Noncontrolling interests	50,000	—	—
Total shareholders' equity	$5,867,962	$5,779,761	$5,444,079

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$727,465	$547,241	$46,305
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(75,564)	(127,469)	(121,439)
Net realized and unrealized gains on other investments	(128,814)	(87,623)	(31,013)
Amortization of fixed maturities	139,667	135,297	93,356
Other amortization and depreciation	23,272	13,821	16,905
Share-based compensation expense	57,168	67,912	39,134
Changes in:
Accrued interest receivable	88	1,126	(1,982)
Reinsurance recoverable balances	(66,169)	(93,490)	(192,782)
Deferred acquisition costs	(66,874)	18,279	(48,227)
Prepaid reinsurance premiums	(14,585)	(77,053)	(17,227)
Reserve for loss and loss expenses	523,409	633,686	1,392,670
Unearned premiums	229,157	230	120,786
Insurance and reinsurance balances, net	(250,463)	3,218	(28,562)
Other items	(789)	85,442	(77,782)
Net cash provided by operating activities	1,096,968	1,120,617	1,190,142

Cash flows from investing activities:
Purchases of:
Fixed maturities	(12,230,274)	(13,513,143)	(15,472,001)
Equity securities	(240,926)	(377,749)	(603,746)
Other investments	(166,835)	(110,084)	(220,000)
Short-term investments	(198,168)	(383,981)	(841,124)
Proceeds from the sale of:
Fixed maturities	10,261,256	11,144,351	13,754,436
Equity securities	323,423	468,473	222,506
Other investments	93,277	53,590	70,988
Short-term investments	197,690	354,924	710,178
Proceeds from redemption of fixed maturities	1,407,676	1,456,553	1,422,171
Proceeds from redemption of short-term investments	61,715	69,751	151,216
Purchase of other assets	(24,304)	(35,322)	(42,193)
Change in restricted cash and cash equivalents	26,183	10,256	14,851
Net cash used in investing activities	(489,287)	(862,381)	(832,718)

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	218,449	393,544	—
Repurchase of preferred shares	(100,000)	(404,073)	—
Repurchase of common shares	(472,263)	(317,687)	(65,885)
Dividends paid - common shares	(118,426)	(120,487)	(206,455)
Dividends paid - preferred shares	(39,193)	(38,228)	(36,875)
Proceeds from issuance of common shares	20,339	5,120	6,735
Sale of shares to noncontrolling interests	50,000	—	—
Net cash used in financing activities	(441,094)	(481,811)	(302,480)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(3,078)	1,543	(2,610)
Increase (decrease) in cash and cash equivalents	163,509	(222,032)	52,334
Cash and cash equivalents - beginning of period	759,817	981,849	929,515
Cash and cash equivalents - end of period	$923,326	$759,817	$981,849

Supplemental disclosures of cash flow information:
Income taxes paid	$22,472	$10,897	$23,853
Interest paid	$58,125	$58,125	$58,125

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

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
Tabular dollar and share amounts are in thousands, with the exception of per share amounts. All amounts are reported in U.S. dollars. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation.
Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	reserve for losses and loss expenses;

•	reinsurance recoverable on unpaid losses, including the provision for uncollectible amounts;

•	gross and net premiums written and net premiums earned;

•	other-than-temporary impairments (“OTTI”) in the carrying value of available-for-sale investment securities; and

•	fair value measurements for our financial assets and liabilities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Our significant accounting policies are:

a)	Investments
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
DECEMBER 31, 2013, 2012 AND 2011

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
Premiums
Insurance premiums written are recorded in accordance with the terms of the underlying policies. Reinsurance premiums are recorded at the inception of the contract and are estimated based upon information received from ceding companies. For multi-year contracts where (re)insurance premiums are payable in annual installments, premiums are recorded at the inception of the contract based on management’s best estimate of total premiums to be received. However, premiums are normally recognized on an annual basis for multi-year contracts where the cedant has the ability to unilaterally commute or cancel coverage within the term of the policy. The remaining annual premiums are included as written at each successive anniversary date within the multi-year term.
Any subsequent differences arising on insurance and reinsurance premium estimates are recorded in the period they are determined.
(Re)insurance premiums are earned evenly over the period during which we are exposed to the underlying risk, which is generally one to two years with the exception of multi-year contracts. Unearned premiums represent the portion of premiums written which is applicable to the unexpired risks under contracts in force.
Reinstatement premiums are recognized and earned at the time a loss event occurs, where the coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on our estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described in Note 2(d) – Losses and Loss Expenses below.

Premiums receivable balances are reviewed for impairment at least quarterly and an allowance is established for amounts considered uncollectible. The need for charge-off of any amounts previously reserved as uncollectible is assessed on a quarterly basis.
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
DECEMBER 31, 2013, 2012 AND 2011

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
The estimates of our reinsurance recoverable and the associated provision require management’s judgment and are reviewed in detail on a quarterly basis. Any adjustments to amounts recognized in prior periods are reported in our net losses and loss expenses in the Consolidated Statements of Operations for the period when the adjustments were identified. The charge-off of amounts previously reserved as uncollectible is also considered on a case-by-case basis as part of this quarterly process.

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
DECEMBER 31, 2013, 2012 AND 2011

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
The Company is authorized to issue restricted stock awards and units, stock options and other equity-based awards to its employees and directors. The fair value of service-based awards is measured at the grant date, with the associated expense recognized on a straight-line basis over the service period. The fair value of performance-based awards ("PSUs") is measured at the grant date based on pre-established targets relating to certain performance based measures achieved by the Company, with the associated expense recognized on a straight-line basis over the applicable performance and vesting period. The compensation expense for PSUs is subject to a periodic review and adjustment taking into account actual performance of the Company. The fair value of the liability associated with cash-settled awards is re-measured at each balance sheet date, with the effects recognized as an increase or decrease to share-based compensation expense for the period. Forfeiture benefits are estimated at the time of grant and incorporated in the determination of share-based compensation expense.

h)	Derivative Instruments
Derivative Instruments not Designated as Hedging Instruments
We may enter into derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts as part of our overall foreign currency risk management strategy, to obtain exposure to a particular financial market or for yield enhancement. During 2013, we began to write derivative based risk management products designed to address weather and commodity price risks, with the objective of generating profits on a portfolio basis. From time to time we may also enter into (re)insurance contracts that meet the FASB’s definition of a derivative contract.
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
DECEMBER 31, 2013, 2012 AND 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i)	Goodwill and Intangible Assets
We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill.
We amortize intangible assets with finite lives over their estimated useful lives in proportion to the estimated economic benefits of the intangible assets. We also test these assets for impairment if circumstances indicate that the carrying value may not be fully recoverable. Such circumstances may include an economic downturn in a geographic market or a change in the assessment of future operations. If, as a result of such an evaluation, we determine that the carrying value of the finite-lived intangible assets is not recoverable, the value of the assets will be reduced to fair value with the difference being expensed in the Consolidated Statements of Operations.
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

We have recorded goodwill in connection with certain acquisitions. Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired and is assigned to applicable reporting unit(s) on the acquisition date, based upon the expected benefit to be received by the reporting unit. We determine the expected benefit based on several factors, including the purpose of the business combination, our strategy subsequent to the business combination and the structure of the acquired company subsequent to the business combination. Goodwill is not subject to amortization. We test goodwill for potential impairment during the fourth quarter each year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit to a level below its carrying amount. We have the option to first make this assessment on a qualitative basis. Should we choose to forgo this option, or if our qualitative assessment indicates that fair value is more likely than not below carrying value, we conduct a quantitative two-step impairment evaluation at the reporting unit level. First, we identify potential impairment by comparing the estimated fair values of the reporting units to estimated book values, including goodwill. The fair value of each reporting unit is derived based upon valuation techniques and assumptions that we believe market participants would use to value our business. The estimated fair values are generally determined utilizing methodologies that incorporate discounted cash flow analyses. The values derived from the analyses are then compared to recent market transactions for reasonableness. We derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. If the estimated fair value of a reporting unit exceeds the estimated book value, goodwill is not considered impaired. If the book value exceeds the estimated fair value, the second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill in order to determine the magnitude of impairment to be recognized. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge in the Consolidated Statements of Operations.

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
DECEMBER 31, 2013, 2012 AND 2011

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

l)	New Accounting Standards Adopted in 2013
Balance Sheet Offsetting

Effective January 1, 2013, we adopted Financial Accounting Standards Board ("FASB") guidance requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. The disclosure requirements of this guidance are limited to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing/lending transactions. As this guidance is disclosure-related only and did not amend existing balance sheet offsetting guidance, adoption did not impact our results of operations, financial condition or liquidity. The additional disclosures are provided in Note 7 - Derivative Instruments.

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")

Effective January 1, 2013, we adopted FASB guidance requiring additional disclosures about reclassification adjustments from AOCI. As this guidance is disclosure-related only and did not amend existing guidance on the reporting of net income available to common shareholders or other comprehensive income, adoption did not impact our results of operations, financial condition or liquidity. The additional disclosures are provided in Note 19 - Other Comprehensive Income (Loss).

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
Insurance
Our insurance segment provides insurance coverage on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability and accident and health.

Reinsurance
Our reinsurance segment provides non-life treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and surety, motor, liability, agriculture, engineering and other.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

3.	SEGMENT INFORMATION (CONTINUED)

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

At and year ended December 31, 2013	Insurance	Reinsurance	Total

Gross premiums written	$2,559,138	$2,137,903	$4,697,041
Net premiums written	1,813,538	2,114,662	3,928,200
Net premiums earned	1,722,762	1,984,303	3,707,065
Other insurance related income	2,436	1,988	4,424
Net losses and loss expenses	(1,050,402)	(1,083,793)	(2,134,195)
Acquisition costs	(242,363)	(421,828)	(664,191)
General and administrative expenses	(347,684)	(137,450)	(485,134)
Underwriting income	$84,749	$343,220	427,969

Corporate expenses			(90,256)
Net investment income			409,312
Net realized investment gains			75,564
Foreign exchange losses			(26,143)
Interest expense and financing costs			(61,979)
Income before income taxes			$734,467

Net loss and loss expense ratio	61.0%	54.6%	57.6%
Acquisition cost ratio	14.1%	21.3%	17.9%
General and administrative expense ratio	20.1%	6.9%	15.5%
Combined ratio	95.2%	82.8%	91.0%

Goodwill and intangible assets	$89,528	$—	$89,528

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2012	Insurance	Reinsurance	Total

Gross premiums written	$2,309,481	$1,830,162	$4,139,643
Net premiums written	1,522,245	1,815,211	3,337,456
Net premiums earned	1,558,058	1,857,405	3,415,463
Other insurance related income	2,676	—	2,676
Net losses and loss expenses	(953,564)	(1,142,464)	(2,096,028)
Acquisition costs	(226,859)	(400,794)	(627,653)
General and administrative expenses	(314,834)	(116,487)	(431,321)
Underwriting income	$65,477	$197,660	263,137

Corporate expenses			(129,660)
Net investment income			380,957
Net realized investment gains			127,469
Foreign exchange losses			(29,512)
Interest expense and financing costs			(61,863)
Income before income taxes			$550,528

Net loss and loss expense ratio	61.2%	61.5%	61.4%
Acquisition cost ratio	14.6%	21.6%	18.4%
General and administrative expense ratio	20.2%	6.3%	16.4%
Combined ratio	96.0%	89.4%	96.2%

Goodwill and intangible assets	$97,493	$—	$97,493

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2011	Insurance	Reinsurance	Total

Gross premiums written	$2,121,829	$1,974,324	$4,096,153
Net premiums written	1,466,134	1,953,300	3,419,434
Net premiums earned	1,429,687	1,885,274	3,314,961
Other insurance related income	2,396	—	2,396
Net losses and loss expenses	(919,319)	(1,755,733)	(2,675,052)
Acquisition costs	(199,583)	(387,886)	(587,469)
General and administrative expenses	(278,147)	(103,915)	(382,062)
Underwriting income (loss)	$35,034	$(362,260)	(327,226)

Corporate expenses			(77,089)
Net investment income			362,430
Net realized investment gains			121,439
Foreign exchange gains			44,582
Interest expense and financing costs			(62,598)
Income before income taxes			$61,538

Net loss and loss expense ratio	64.3%	93.1%	80.7%
Acquisition cost ratio	14.0%	20.6%	17.7%
General and administrative expense ratio	19.4%	5.5%	13.9%
Combined ratio	97.7%	119.2%	112.3%

Goodwill and intangible assets	$99,590	$—	$99,590

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

3.	SEGMENT INFORMATION (CONTINUED)

The following table presents our gross premiums written by the geographical location of our subsidiaries:

Year ended December 31,	2013	2012	2011

Bermuda	$718,904	$684,588	$822,237
Europe	1,699,748	1,561,701	1,493,692
United States	2,278,389	1,893,354	1,780,224
Total gross premium written	$4,697,041	$4,139,643	$4,096,153

The following table presents our net premiums earned by segment and line of business:

Year ended December 31,	2013	2012	2011

Insurance
Property	$462,364	$408,943	$385,291
Marine	179,057	171,165	152,123
Terrorism	39,298	38,605	35,213
Aviation	48,489	60,363	70,681
Credit and political risk	68,192	87,103	97,680
Professional lines	586,200	563,500	536,238
Liability	110,623	86,873	89,555
Accident & health	228,539	141,506	62,906
Total Insurance	1,722,762	1,558,058	1,429,687

Reinsurance
Catastrophe	380,199	375,088	456,858
Property	350,970	351,470	356,022
Professional lines	304,754	297,726	281,025
Credit and surety	279,943	277,185	263,912
Motor	221,844	237,006	202,830
Liability	234,736	220,874	230,872
Agriculture	126,490	17,116	15,031
Engineering	66,243	68,402	65,727
Other	19,124	12,538	12,997
Total Reinsurance	1,984,303	1,857,405	1,885,274

Total	$3,707,065	$3,415,463	$3,314,961

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

4.	GOODWILL AND INTANGIBLE ASSETS

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Net balance at December 31, 2011	$49,350	$26,036	$24,204	$99,590
Amortization	—	—	(2,618)	(2,618)
Foreign currency translation adjustment	285	—	236	521
Net balance at December 31, 2012	49,635	26,036	21,822	97,493
Amortization	—	—	(2,233)	(2,233)
Foreign currency translation adjustment	(3,213)	—	(2,519)	(5,732)
Net balance at December 31, 2013	$46,422	$26,036	$17,070	$89,528

Gross balance at December 31, 2013	$42,237	$26,036	$35,596	$103,869
Accumulated amortization	—	—	(23,601)	(23,601)
Foreign currency translation adjustment	4,185	—	5,075	9,260
Net balance at December 31, 2013	$46,422	$26,036	$17,070	$89,528

We estimate that the annual amortization expense for our total intangible assets with a finite life will be approximately $2 million from 2014 to 2018. The estimated remaining useful lives of these assets range from six to twenty-five years.
Intangible assets with an indefinite life consist primarily of U.S. state licenses that provide a legal right to transact business indefinitely. Our impairment reviews for goodwill and indefinite lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2013, 2012 and 2011.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

5.	INVESTMENTS

a)	Fixed Maturities and Equities
The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At December 31, 2013
Fixed maturities
U.S. government and agency	$1,421,245	$1,405	$(33,952)	$1,388,698	$—
Non-U.S. government	1,208,384	17,990	(49,992)	1,176,382	—
Corporate debt	3,533,585	84,881	(10,228)	3,608,238	—
Agency RMBS(1)	2,485,139	21,979	(58,291)	2,448,827	—
CMBS(2)	790,095	11,285	(3,966)	797,414	—
Non-Agency RMBS	65,590	2,375	(398)	67,567	(868)
ABS(3)	955,274	6,871	(8,694)	953,451	—
Municipals(4)	1,527,834	32,432	(14,516)	1,545,750	—
Total fixed maturities	$11,987,146	$179,218	$(180,037)	$11,986,327	$(868)
Equity securities
Common stocks	345,759	98,742	(6,183)	438,318
Exchange-traded funds	106,762	32,085	—	138,847
Non-U.S. bond mutual funds	113,698	11,124	—	124,822
Total equity securities	$566,219	$141,951	$(6,183)	$701,987

At December 31, 2012
Fixed maturities
U.S. government and agency	$1,413,520	$9,484	$(119)	$1,422,885	$—
Non-U.S. government	1,076,501	30,276	(2,201)	1,104,576	—
Corporate debt	3,746,616	135,658	(5,892)	3,876,382	—
Agency RMBS(1)	2,594,180	67,398	(1,670)	2,659,908	—
CMBS(2)	814,211	25,999	(126)	840,084	—
Non-Agency RMBS	93,266	2,503	(570)	95,199	(884)
ABS(3)	639,614	10,774	(7,182)	643,206	—
Municipals(4)	1,227,764	58,770	(725)	1,285,809	—
Total fixed maturities	$11,605,672	$340,862	$(18,485)	$11,928,049	$(884)
Equity securities
Common stocks	398,975	51,821	(7,398)	443,398
Exchange-traded funds	109,434	9,727	—	119,161
Non-U.S. bond mutual funds	99,897	4,092	—	103,989
Total equity securities	$608,306	$65,640	$(7,398)	$666,548

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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
DECEMBER 31, 2013, 2012 AND 2011

5.	INVESTMENTS (CONTINUED)

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by VIEs. These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 5(b)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs and accordingly we are not the primary beneficiary for any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.
Contractual Maturities
The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At December 31, 2013
Maturity
Due in one year or less	$710,079	$717,052	5.9%
Due after one year through five years	5,030,728	5,116,060	42.7%
Due after five years through ten years	1,852,877	1,791,835	14.9%
Due after ten years	97,364	94,121	0.8%
	7,691,048	7,719,068	64.3%
Agency RMBS	2,485,139	2,448,827	20.4%
CMBS	790,095	797,414	6.7%
Non-Agency RMBS	65,590	67,567	0.6%
ABS	955,274	953,451	8.0%
Total	$11,987,146	$11,986,327	100.0%

At December 31, 2012
Maturity
Due in one year or less	$651,111	$657,045	5.5%
Due after one year through five years	4,880,039	4,989,151	41.8%
Due after five years through ten years	1,847,295	1,951,569	16.4%
Due after ten years	85,956	91,887	0.8%
	7,464,401	7,689,652	64.5%
Agency RMBS	2,594,180	2,659,908	22.3%
CMBS	814,211	840,084	7.0%
Non-Agency RMBS	93,266	95,199	0.8%
ABS	639,614	643,206	5.4%
Total	$11,605,672	$11,928,049	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

5.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses
The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At December 31, 2013
Fixed maturities
U.S. government and agency	$—	$—	$982,307	$(33,952)	$982,307	$(33,952)
Non-U.S. government	35,577	(3,430)	420,622	(46,562)	456,199	(49,992)
Corporate debt	27,696	(802)	606,592	(9,426)	634,288	(10,228)
Agency RMBS	144,468	(5,247)	1,478,527	(53,044)	1,622,995	(58,291)
CMBS	13,319	(116)	298,863	(3,850)	312,182	(3,966)
Non-Agency RMBS	4,287	(315)	5,319	(83)	9,606	(398)
ABS	37,765	(2,941)	553,803	(5,753)	591,568	(8,694)
Municipals	8,408	(615)	543,474	(13,901)	551,882	(14,516)
Total fixed maturities	$271,520	$(13,466)	$4,889,507	$(166,571)	$5,161,027	$(180,037)
Equity securities
Common stocks	$3,499	$(398)	$48,828	$(5,785)	$52,327	$(6,183)
Total equity securities	$3,499	$(398)	$48,828	$(5,785)	$52,327	$(6,183)

At December 31, 2012
Fixed maturities
U.S. government and agency	$—	$—	$119,730	$(119)	$119,730	$(119)
Non-U.S. government	44,568	(1,453)	153,134	(748)	197,702	(2,201)
Corporate debt	95,511	(2,947)	451,651	(2,945)	547,162	(5,892)
Agency RMBS	9,557	(148)	521,400	(1,522)	530,957	(1,670)
CMBS	1,749	(16)	69,615	(110)	71,364	(126)
Non-Agency RMBS	11,026	(537)	115	(33)	11,141	(570)
ABS	99,514	(7,034)	39,296	(148)	138,810	(7,182)
Municipals	6,386	(270)	77,766	(455)	84,152	(725)
Total fixed maturities	$268,311	$(12,405)	$1,432,707	$(6,080)	$1,701,018	$(18,485)
Equity securities
Common stocks	$11,554	$(1,793)	$95,697	$(5,605)	$107,251	$(7,398)
Total equity securities	$11,554	$(1,793)	$95,697	$(5,605)	$107,251	$(7,398)

Fixed Maturities
At December 31, 2013, 1,127 fixed maturities (2012: 478) were in an unrealized loss position of $180 million (2012: $18 million) of which $2 million (2012: $3 million) was related to securities below investment grade or not rated.

At December 31, 2013, 99 securities (2012: 146) had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $272 million (2012: $268 million). Following our credit impairment review, we concluded that these

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

5.	INVESTMENTS (CONTINUED)

securities as well as the remaining securities in an unrealized loss position in the above table were temporarily depressed at December 31, 2013, and were expected to recover in value as the securities approach maturity. Further, at December 31, 2013, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.
Equity Securities
At December 31, 2013, 63 securities (2012: 106) were in an unrealized loss position of $6 million (2012: $7 million).
At December 31, 2013, 9 (2012: 17) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $3 million (2012: $12 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at December 31, 2013 and 2012.

b)	Other Investments
The following tables provide a breakdown of our investments in hedge funds, direct lending funds and CLO Equities, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At December 31, 2013
Long/short equity funds	$425,444	41%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	285,155	27%	Quarterly, Semi-annually	60-95 days
Event-driven funds	190,458	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	48,753	5%	Quarterly	65 days
Direct lending funds	22,134	2%	n/a	n/a
CLO - Equities	73,866	7%	n/a	n/a
Total other investments	$1,045,810	100%

At December 31, 2012
Long/short equity funds	$302,680	36%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	244,075	29%	Quarterly, Semi-annually	60-95 days
Event-driven funds	171,479	20%	Quarterly, Annually	45-95 days
Leveraged bank loan funds	62,768	8%	Quarterly	65 days
Direct lending funds	—	—%	n/a	n/a
CLO - Equities	62,435	7%	n/a	n/a
Total other investments	$843,437	100%

n/a – not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

•
Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

5.	INVESTMENTS (CONTINUED)

•	Event-driven funds: Seek to achieve attractive returns by exploiting situations where announced or anticipated events create opportunities.

•	Leveraged bank loan funds: Seek to achieve attractive returns by investing primarily in bank loan collateral that has limited interest rate risk exposure.

•	Direct lending funds: Seek to achieve attractive risk-adjusted returns, including current income generation, by investing in funds which provide financing directly to borrowers.
Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2013 and 2012, neither of these restrictions impacted our redemption requests. At December 31, 2013, $99 million (2012: $38 million), representing 10% (2012: 5%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiry of this lockup periods range from April, 2014 to April, 2016.
At December 31, 2013, $11 million (2012: $29 million) was invested in hedge funds that are not accepting redemption requests. Of this amount, substantially all relates to a leveraged bank loan fund in a period of planned principal distributions. Based on market conditions and payments made to date, management's current expectation is that the distribution process will be completed in 2014. The remainder primarily relates to funds that entered liquidation or had their assets side pocketed as a result of the global financial crisis which began in late 2008. For these funds, management is currently unable to estimate when those funds will be distributed.
At December 31, 2013, we have $88 million (2012: $40 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
During 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in December, 2018. The General Partner then has the option to extend the term by up to three years. At December 31, 2013, $54 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the multi-strategy funds line of the table above.
During 2013, we made a $60 million commitment as a limited partner in a fund that invests primarily in CLO equities ("CLO fund").  We will not be eligible to redeem our investment until December, 2017 but expect to receive interest distributions on a quarterly basis. At December 31, 2013, $27 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the CLO - Equities line of the table above.  The CLO - Equities line also includes direct investment in the equity tranches of CLOs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

5.	INVESTMENTS (CONTINUED)

c)	Net Investment Income
Net investment income was derived from the following sources:

Year ended December 31,	2013	2012	2011

Fixed maturities	$293,609	$304,400	$337,616
Other investments	128,814	87,660	31,856
Equity securities	10,897	11,904	11,186
Cash and cash equivalents	6,337	4,528	5,697
Short-term investments	1,181	596	1,592
Gross investment income	440,838	409,088	387,947
Investment expenses	(31,526)	(28,131)	(25,517)
Net investment income	$409,312	$380,957	$362,430

d)	Net Realized Investment Gains
The following table provides an analysis of net realized investment gains:

Year ended December 31,	2013	2012	2011

Gross realized gains
Fixed maturities and short-term investments(1)	$120,932	$242,082	$243,296
Equities	54,564	36,411	16,992
Gross realized gains	175,496	278,493	260,288
Gross realized losses
Fixed maturities and short-term investments(1)	(87,894)	(101,844)	(108,490)
Equities	(10,407)	(23,530)	(14,526)
Gross realized losses	(98,301)	(125,374)	(123,016)
Net OTTI recognized in earnings	(9,362)	(24,234)	(15,861)
Change in fair value of investment derivatives(2)	7,731	(9,170)	4,431
Fair value hedges(2)	—	7,754	(4,403)
Net realized investment gains	$75,564	$127,469	$121,439

(1)
Includes $37 million of gains in 2012 and $11 million of losses in 2011 relating to previously unrealized foreign exchange currency amounts on the hedged fixed maturity portfolios. The hedged portfolio was sold and all associated foreign exchange contracts were fully settled during 2012 so there is no impact on the 2013 figures.

(2)	Refer to Note 7 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

5.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

Year ended December 31,	2013	2012	2011

Fixed maturities:
Non-U.S. government	$120	$3,281	$—
Corporate debt	5,802	1,821	1,954
Non-Agency RMBS	57	2,016	717
ABS	129	795	61
Municipals	639	—	483
	6,747	7,913	3,215
Equity Securities
Common stocks	2,092	7,318	12,646
Exchange-traded funds	523	9,003	—
	2,615	16,321	12,646
Total OTTI recognized in earnings	$9,362	$24,234	$15,861

Fixed Maturities
The following table provides a roll forward of the credit losses (“credit loss table”), before income taxes, for which a portion of the OTTI was recognized in AOCI:

Year ended December 31,	2013	2012

Balance at beginning of period	$1,809	$2,061
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	—	—
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(215)	(252)
Balance at end of period	$1,594	$1,809

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
U.S. Government, U.S. Agency and U.S. Agency RMBS:
Unrealized losses on securities issued or backed (either explicitly or implicitly) by the U.S. government are generally not analyzed for OTTI. We have concluded that the possibility of any credit losses on these securities is highly unlikely due to the explicit U.S. government guarantee on certain securities (e.g. GNMA issuances) and, on others, the implicit guarantee that has been validated by past actions (e.g. U.S. government bailout of FNMA and FHLMC during the 2008 credit crisis). Although not generally analyzed for credit losses, the securities are still evaluated for intention to sell at a loss.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

5.	INVESTMENTS (CONTINUED)

Non-U.S. Government:
Non-U.S. government obligations are evaluated for credit loss primarily through qualitative assessments of the likelihood of credit loss using information such as duration and severity of unrealized losses, as well as credit ratings and price volatility. At December 31, 2013, our holdings in sovereign debt, including $161 million (2012: $217 million) relating to the eurozone countries, were substantially all investment-grade securities. The gross unrealized losses of $50 million at December 31, 2013 were mainly due to pricing and foreign exchange losses on emerging market debt. Based on our analysis, we do not anticipate any credit losses on our non-U.S. government fixed maturities at December 31, 2013.
Corporate Debt:
To estimate credit losses for corporate debt securities, our projected cash flows are primarily driven by our assumptions regarding the probability of default and the severity associated with those defaults. Our default and loss severity rates are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. In 2013, the OTTI charges on corporate debt securities were related to our intent to sell, as well as unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain.

CMBS:
Our investments in CMBS are diversified and highly rated, with a weighted average estimated subordination percentage of 30% at December 31, 2013 (2012: 30%). Based on discounted cash flows at December 31, 2013, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.
Non-agency RMBS:
For non-agency RMBS, our projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included the following: default, delinquency, loss severity and prepayment rates. The assumptions used to calculate the credit losses in 2013 have not changed significantly since December 31, 2012. At December 31, 2013, the fair value of our non-agency RMBS was $68 million (2012: $95 million), consisting primarily of $41 million (2012: $65 million) of Prime and $19 million (2012: $22 million) of Alt-A MBS. We have concluded there are no credit losses anticipated for any of our non-agency RMBS at December 31, 2013, other than those already recorded.
ABS:
A significant portion of the unrealized losses on ABS at December 31, 2013, and 2012, were related to CLO debt tranched securities (“CLO Debt”) purchased prior to the credit crisis with a current carrying value of $30 million (2012: $53 million). We used the following significant inputs to estimate the credit loss for these securities:

At December 31,	2013	2012

Default rate	4.0%	4.0%
Loss severity rate	53.5%	53.5%
Collateral spreads	2.7% - 3.5%	2.5% - 3.7%

Our assumptions on default and loss severity rates are established based on an assessment of actual experience to date for each CLO Debt and review of recent credit rating agencies’ default and loss severity forecasts. Based on the underlying collateral values and our projected cash flows at December 31, 2013, we do not expect any credit losses on our CLO Debt as the current unrealized loss is reflective of the securities' low coupon relative to the higher market yields available for similar securities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

5.	INVESTMENTS (CONTINUED)

Equity Securities
The OTTI losses on common stocks in 2013 and 2012 are primarily due to the severity and duration of their unrealized loss positions, for which we concluded the forecasted recovery period was uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned. During 2013, we recorded $1 million (2012: $9 million) of OTTI losses on our exchange-traded funds as we no longer had the intent to hold these underwater securities through full recovery of cost. At December 31, 2013, the fair value of our equities was $702 million (2012: $667 million), which included $6 million (2012: $7 million) of gross unrealized losses.

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

At December 31,	2013	2012

Collateral in Trust for inter-company agreements	$2,261,081	$2,134,931
Collateral for secured letter of credit facility	777,828	470,062
Collateral in Trust for third party agreements	276,839	245,539
Securities on deposit with regulatory authorities	58,327	59,456
Total restricted investments	$3,374,075	$2,909,988

f)	Reverse Repurchase Agreements

At December 31, 2013, we held $34 million (2012: $39 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

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
DECEMBER 31, 2013, 2012 AND 2011

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

Municipals

Our municipal portfolio comprises revenue and general obligation bonds issued by U.S. domiciled state and municipal entities. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

with U.S. GAAP. For any funds for which we have not yet received a NAV concurrent with our period end date, we record an estimate of the change in fair value for the period subsequent to the most recent NAV. Such estimates are based on return estimates for the period between the most recently issued NAV and the period end date; these estimates are obtained from the relevant fund managers. Accordingly, we do not typically have a reporting lag in our fair value measurements for these funds. Historically, our valuation estimates incorporating these return estimates have not significantly diverged from the subsequent NAVs.

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

For our hedge fund investments with liquidity terms allowing us to fully redeem our holdings at the applicable NAV in the near term, we have classified these investments as Level 2. Certain investments in hedge funds, all of our direct lending funds and our CLO fund have redemption restrictions (see Note 5(b) for further details) that prevent us from redeeming in the near term and therefore we have classified these investments as Level 3.

At December 31, 2013, our direct investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

Short-Term Investments

Short-term investments primarily comprise highly liquid securities with maturities greater than three months but less than one year from the date of purchase. These securities are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.

Derivative Instruments

Our foreign currency forward contracts and interest rate swaps are customized to our economic hedging strategies and trade in the over-the-counter derivative market. We use the market approach valuation technique to estimate the fair value for these derivatives based on significant observable market inputs from third party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. Accordingly, we classified these derivatives within Level 2.

We also participate in non-exchange traded derivative-based risk management products addressing weather risks. We use observable market inputs and unobservable inputs in combination with industry or internally-developed valuation and forecasting techniques to determine fair value. We classify these instruments within Level 3.

Cash Settled Awards

Cash settled awards comprise restricted stock units that form part of our compensation program. Although the fair value of these awards is determined using observable quoted market prices in active markets, the stock units themselves are not actively traded. Accordingly, we have classified these liabilities within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At December 31, 2013
Assets
Fixed maturities
U.S. government and agency	$1,119,632	$269,066	$—	$1,388,698
Non-U.S. government	—	1,176,382	—	1,176,382
Corporate debt	—	3,608,238	—	3,608,238
Agency RMBS	—	2,448,827	—	2,448,827
CMBS	—	793,396	4,018	797,414
Non-Agency RMBS	—	67,567	—	67,567
ABS	—	922,652	30,799	953,451
Municipals	—	1,545,750	—	1,545,750
	1,119,632	10,831,878	34,817	11,986,327
Equity securities
Common stocks	438,318	—	—	438,318
Exchange-traded funds	138,847	—	—	138,847
Non-U.S. bond mutual funds	—	124,822	—	124,822
	577,165	124,822	—	701,987
Other investments
Hedge funds	—	488,755	461,055	949,810
Direct lending funds	—	—	22,134	22,134
CLO-Equities	—	—	73,866	73,866
	—	488,755	557,055	1,045,810
Short-term investments	—	46,212	—	46,212
Derivative instruments (see Note 7)	—	6,824	984	7,808
Total Assets	$1,696,797	$11,498,491	$592,856	$13,788,144
Liabilities
Derivative instruments (see Note 7)	$—	$1,152	$815	$1,967
Cash settled awards (see Note 16)	—	8,693	—	8,693
Total Liabilities	$—	$9,845	$815	$10,660

At December 31, 2012
Assets
Fixed maturities
U.S. government and agency	$1,094,220	$328,665	$—	$1,422,885
Non-U.S. government	—	1,104,576	—	1,104,576
Corporate debt	—	3,874,832	1,550	3,876,382
Agency RMBS	—	2,659,908	—	2,659,908
CMBS	—	835,788	4,296	840,084
Non-Agency RMBS	—	94,089	1,110	95,199
ABS	—	579,231	63,975	643,206
Municipals	—	1,285,809	—	1,285,809
	1,094,220	10,762,898	70,931	11,928,049
Equity securities
Common stocks	443,398	—	—	443,398
Exchange-traded funds	119,161	—	—	119,161
Non-U.S. bond mutual funds	—	103,989	—	103,989
	562,559	103,989	—	666,548
Other investments
Hedge funds	—	421,006	359,996	781,002
Direct lending funds	—	—	—	—
CLO-Equities	—	—	62,435	62,435
	—	421,006	422,431	843,437
Short-term investments	—	108,860	—	108,860
Derivative instruments (see Note 7)	—	5,838	—	5,838
Total Assets	$1,656,779	$11,402,591	$493,362	$13,552,732
Liabilities
Derivative instruments (see Note 7)	$—	$3,737	$—	$3,737
Cash settled awards (see Note 16)	—	—	—	—
Total Liabilities	$—	$3,737	$—	$3,737

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2013 and 2012, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds and our CLO fund priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at December 31, 2013 for our investments classified as Level 3 in the fair value hierarchy. These significant unobservable inputs have not changed significantly from December 31, 2012. Where appropriate, this table has been reconciled back to the asset class' total Level 3 holdings.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

ABS - CLO Debt	$29,944	Discounted cash flow	Credit spreads	3.3% - 4.6%	3.7%
			Illiquidity discount (1)	5%	5%
	855	Broker-dealer quote	n/a	n/a	n/a
	$30,799

Other investments - CLO Equities	$39,706	Discounted cash flow	Default rates	4.0% - 5.0%	4.4%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	2.6% - 3.4%	3.3%
			Estimated maturity dates	2.1 - 4.6 years	4.2 years
	34,160	Net asset value	n/a	n/a	n/a
	$73,866

Derivatives - Weather derivatives, net	$169	Simulation model	Weather curve	525 - 4,750(2)	n/a (3)
			Weather standard deviation	94 - 290(2)	n/a (3)

(1) Judgmentally determined based on limited trades of similar securities observed in the secondary markets.
(2) Measured in Heating Degree Days ("HDD") which is the number of degrees the daily temperature is below a reference temperature. The cumulative HDD for the duration of the derivatives contract is compared to the strike value to determine the necessary settlement.

(3)
Due to the diversity of the portfolio, the range of unobservable inputs is widespread; therefore, presentation of a weighted average is not useful. Weather parameters may include various temperature and/or precipitation measures that will naturally vary by geographic location of each counterparty's operations.

Our CLO Debt represent holdings of investment-grade debt tranches within collateralized loan obligations with underlying collateral of loans originated primarily by U.S. corporations. The CLO Debt in the table represent securities where broker-dealer quotes are unavailable so we estimate fair value through the use of a discounted cash flow model (income approach). This model estimates fair values by discounting the estimated cash flows based on current credit spreads for similar securities, derived from observable offer prices. As these securities are thinly traded in the secondary market, we apply an illiquidity discount to these discounted cash flows in developing our estimate of fair value. Significant increases (decreases) in either of the significant unobservable inputs (credit spread, illiquidity discount) in isolation would result in lower (higher) fair value estimates for our CLO Debt. The interrelationship between these inputs is insignificant. These inputs are updated on a quarterly basis and the reasonableness of the resulting prices is assessed through a comparison to observable offer prices for similar securities.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

to which the valuation of CLO - Equities is most sensitive. A significant increase (decrease) in either of these significant inputs in isolation would result in lower (higher) fair value estimates for direct investments in our CLO - Equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less judgmental inputs as they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively.  A significant increase (decrease) in either of these significant inputs in isolation would result in higher (lower) fair value estimates for direct investments in our CLO - Equities.  In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.

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

Weather derivatives relate to non-exchange traded risk management products addressing weather risks. We use observable market inputs and unobservable inputs in combination with industry or internally-developed simulation models to determine fair value; these models may reference market price information for similar instruments. The pricing models are internally reviewed by Risk Management personnel prior to implementation and are reviewed periodically thereafter.

Observable and unobservable inputs to these models vary by contract type and would typically include the following:

•	Observable inputs: market prices for similar instruments, notional, option strike, term to expiry, contractual limits;

•	Unobservable inputs: correlation; and

•	Both observable and unobservable inputs: weather curves, weather standard deviation.

In general, weather curves are the most significant contributing input to fair value determination; changes in this variable can result in result in higher or lower fair value depending on the underlying position. In addition, changes in any or all of the unobservable inputs identified above may contribute positively or negatively to overall portfolio value. The correlation input will quantify the interrelationship, if any, amongst the other variables.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Year ended December 31, 2013
Fixed maturities
Corporate debt	$1,550	$—	$—	$1,550	$—	$—	$—	$(3,100)	$—	$—
Non-Agency RMBS	1,110	—	(1,222)	—	135	—	—	(23)	—	—
CMBS	4,296	—	—	—	(278)	—	—	—	4,018	—
ABS	63,975	—	—	(111)	1,794	—	—	(34,859)	30,799	—
	70,931	—	(1,222)	1,439	1,651	—	—	(37,982)	34,817	—
Other investments
Hedge funds	359,996	—	—	58,293	—	86,138	—	(43,372)	461,055	58,293
Direct lending funds	—	—	—	(125)	—	22,317	—	(58)	22,134	(125)
CLO-Equities	62,435	—	—	27,898	—	34,016	—	(50,483)	73,866	27,898
	422,431	—	—	86,066	—	142,471	—	(93,913)	557,055	86,066
Other assets
Derivative instruments	—	—	—	2,084	—	(1,100)	—	—	984	2,084
	—	—	—	2,084	—	(1,100)	—	—	984	2,084
Total assets	$493,362	$—	$(1,222)	$89,589	$1,651	$141,371	$—	$(131,895)	$592,856	$88,150

Other liabilities
Derivative instruments	—	—	—	98	—	717	—	—	815	98
Total liabilities	$—	$—	$—	$98	$—	$717	$—	$—	$815	$98

Year ended December 31, 2012
Fixed maturities
Corporate debt	$1,550	$—	$—	$—	$—	$—	$—	$—	$1,550	$—
Non-Agency RMBS	—	1,110	—	—	—	—	—	—	1,110	—
CMBS	—	4,296	—	—	—	—	—	—	4,296	—
ABS	49,328	10,539	—	—	5,112	—	—	(1,004)	63,975	—
	50,878	15,945	—	—	5,112	—	—	(1,004)	70,931	—
Other investments
Hedge funds	346,244	—	(9,435)	33,301	—	—	(2,835)	(7,279)	359,996	33,301
Direct lending funds	—	—	—	—	—	—	—	—	—	—
CLO-Equities	66,560	—	—	31,108	—	—	—	(35,233)	62,435	31,108
	412,804	—	(9,435)	64,409	—	—	(2,835)	(42,512)	422,431	64,409
Other assets
Derivative instruments	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—
Total assets	$463,682	$15,945	$(9,435)	$64,409	$5,112	$—	$(2,835)	$(43,516)	$493,362	$64,409

Other liabilities
Derivative instruments	—	—	—	—	—	—	—	—	—	—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)
Gains and losses included in earnings on fixed maturities are included in net realized investment gains (losses). Gains and (losses) included in earnings on other investments are included in net investment income. Gains (losses) on weather derivatives included in earnings are included in other insurance-related income.

(2)	Gains and losses included in other comprehensive income (“OCI”) on fixed maturities are included in unrealized gains (losses) arising during the period.

(3)	Change in unrealized investment gain/(loss) relating to assets held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The transfers into and out of fair value hierarchy levels reflect the fair value of the securities at the end of the reporting period.

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during 2012 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. No such transfers were made during 2013.

Transfers out of Level 3 into Level 2

The transfers from Level 3 to Level 2 made during 2013 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers. The transfer from Level 3 to Level 2 in 2012 related to certain hedge funds where we had the ability to liquidate holdings at the reported NAV in the near term due to the expiry of lockup provisions.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at December 31, 2013, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At December 31, 2013, our senior notes are recorded at amortized cost with a carrying value of $996 million (2012: $995 million) and have a fair value of $1,073 million (2012: $1,091 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

7.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair value. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

	At December 31, 2013			At December 31, 2012
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	$254,023	1,214	1,032	$287,819	1,067	2,733
Interest rate swaps	281,250	873	—	—	—	—

Relating to underwriting portfolio:
Foreign exchange forward contracts	390,663	4,737	120	476,191	4,771	1,004
Weather-related contracts	24,451	984	815	—	—	—
Total derivatives		$7,808	$1,967		$5,838	$3,737

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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

	December 31, 2013			December 31, 2012
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$9,796	$(1,988)	$7,808	$6,476	$(639)	$5,838
Derivative liabilities	3,955	(1,988)	1,967	4,376	(639)	3,737

(1)	Net asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

Refer to Note 5 - Investments for information on reverse repurchase agreements.
Fair Value Hedges
During 2012, we sold all available for sale fixed maturities in the portfolios that qualified for hedge accounting and settled all of the associated foreign exchange forward contracts. The hedges were designated and qualified as fair value hedges, resulting in the net impact of the hedges recognized in net realized investment gains (losses).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

7.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table provides the total impact on earnings of applying hedge accounting for foreign exchange contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

Year ended December 31,	2013	2012	2011

Foreign exchange forward contracts	$—	$10,853	$11,682
Hedged investment portfolio	—	(3,099)	(16,085)
Hedge ineffectiveness recognized in earnings	$—	$7,754	$(4,403)

Derivative Instruments not Designated as Hedging Instruments
a) Relating to Investment Portfolio
Foreign Currency Risk
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
Interest Rate Risk
Our investment portfolio contains a large percentage of fixed maturities which exposes us to significant interest rate risk. As part of our overall management of this risk, we may use interest rate swaps. The interest rate swaps held at December 31, 2013 convert part of our overall fixed rate exposure to a variable rate exposure which effectively reduces the duration of our overall portfolio.
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
Weather Risk

During 2013, we began to write derivative-based risk management products designed to address weather risks with the objective of generating profits on a portfolio basis. The majority of this business consists of receiving a payment at contract inception in exchange for bearing the risk of variations in a quantifiable weather-related phenomenon, such as temperature. Where a client wishes to minimize the upfront payment, these transactions may be structured as swaps or collars. In general, our portfolio of such derivative contracts is of short duration, with contracts being predominantly seasonal in nature. In order to economically hedge a portion of this portfolio, we may also purchase weather derivatives.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

7.	DERIVATIVE INSTRUMENTS (CONTINUED)

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

		2013	2012	2011

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains	$10,843	$(9,170)	$4,431
Interest rate swaps	Net realized investment gains	(3,112)	—	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	1,690	26,612	33,893
Currency collar options	Foreign exchange gains (losses)	—	—	267
Weather-related contracts	Other insurance related income	1,987	—	—
Total		$11,408	$17,442	$38,591

8.	RESERVE FOR LOSSES AND LOSS EXPENSES
Our reserve for losses and loss expenses comprise the following:

As of December 31,	2013	2012

Reserve for reported losses and loss expenses	$3,499,817	$3,272,682
Reserve for losses incurred but not reported	6,082,323	5,786,049
Reserve for losses and loss expenses	$9,582,140	$9,058,731

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Year ended December 31,	2013	2012	2011

Gross reserve for losses and loss expenses, beginning of period	$9,058,731	$8,425,045	$7,032,375
Less reinsurance recoverable on unpaid losses, beginning of period	(1,825,617)	(1,736,823)	(1,540,633)
Net reserve for unpaid losses and loss expenses, beginning of period	7,233,114	6,688,222	5,491,742

Net incurred losses and loss expenses related to:
Current year	2,353,631	2,340,868	2,932,513
Prior years	(219,436)	(244,840)	(257,461)
	2,134,195	2,096,028	2,675,052
Net paid losses and loss expenses related to:
Current year	(318,006)	(322,836)	(509,075)
Prior years	(1,373,459)	(1,299,384)	(953,035)
	(1,691,465)	(1,622,220)	(1,462,110)

Foreign exchange and other	6,184	71,084	(16,462)

Net reserve for unpaid losses and loss expenses, end of period	7,682,028	7,233,114	6,688,222
Reinsurance recoverable on unpaid losses, end of period	1,900,112	1,825,617	1,736,823
Gross reserve for losses and loss expenses, end of period	$9,582,140	$9,058,731	$8,425,045

We write business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in our financial results. During 2013, 2012 and 2011, respectively, we recognized aggregate net losses and loss expenses of $201 million, $438 million and $944 million in relation to natural catastrophe and weather-related events.
Prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. Such development is summarized by segment in the following table:

	Insurance	Reinsurance	Total

Year ended December 31, 2013	$50,355	$169,081	$219,436
Year ended December 31, 2012	122,209	122,631	244,840
Year ended December 31, 2011	103,014	154,447	257,461

Overall, the majority of the net favorable prior year reserve development related to short-tail lines of business. Net favorable prior year reserve development for liability reinsurance also contributed significantly in 2013 with professional lines contributing notably in 2012 and 2011. Favorable development in 2013 was partially offset by adverse development in the insurance professional lines.
The underlying exposures in our property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $162 million, $186 million and $178 million of the total net favorable prior year reserve development in 2013, 2012 and 2011, respectively, and primarily reflected the recognition of better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. During 2013, we recognized $85 million of net favorable prior year development, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2004 through 2008 accident years.
Our professional lines business recognized $29 million of net adverse development in 2013. This increase in the reserves was due to a $51 million adverse development in the insurance segment, reflecting worse than expected loss experience for the 2011-2012 accident years, due to worse than expected loss experience on certain parts of our U.S. D&O business, and the 2008-2009 accident years, due to developments on certain global financial crisis-related claims. Comparably in 2012 and 2011 professional lines contributed net favorable prior year reserve developments of $54 million and $105 million, respectively. The 2012 and 2011 favorable prior year reserve developments were driven by increased weight being given to experience-based actuarial methods in selecting our ultimate loss estimates for accident years 2009 and prior. During 2013, the transition to the experience-based actuarial methods also had a favorable impact on 2009 and prior years, which partially offset the adverse development discussed above.
The frequency and severity of natural catastrophe and weather activity was high in recent years and our December 31, 2013 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami and the three New Zealand earthquakes, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

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

Gross and net premiums written and earned were as follows:

Year ended December 31,	2013		2012		2011
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$4,697,041	$4,459,269	$4,139,643	$4,141,037	$4,096,153	$3,973,956
Ceded	(768,841)	(752,204)	(802,187)	(725,574)	(676,719)	(658,995)
Net	$3,928,200	$3,707,065	$3,337,456	$3,415,463	$3,419,434	$3,314,961

During the year ended December 31, 2013, we recognized ceded losses and loss expenses of $415 million (2012: $396 million; 2011: $450 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

9.	REINSURANCE (CONTINUED)

Our provision for unrecoverable reinsurance was $18 million at December 31, 2013 (2012: $16 million). At December 31, 2013, 98.8% (2012: 98.8%) of our gross reinsurance recoverables were collectible from reinsurers rated A- or better by A.M. Best.

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
We have the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at December 31, 2013.

Interest expense recognized in relation to our Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. During 2013, we incurred interest expense of $59 million (2012: $59 million, 2011: $59 million).

b)	Credit Facilities

On March 26, 2013, in advance of the scheduled August expiration, we terminated and replaced our previously existing credit facility. AXIS Capital and certain subsidiaries are now party to a $250 million credit facility (the "Credit Facility"), which was issued by a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the "Facility Documents") and will expire in March 2017. At the request of the Company and subject to the satisfaction of certain conditions, the aggregate commitment available under the Credit Facility may be increased by up to $150 million. Under the terms of the Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate commitment available. Interest on loans issued under the Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. Letters of credit issued under the Credit Facility would principally be used to support the (re)insurance obligations of our operating subsidiaries. Each of AXIS Capital, AXIS Specialty Finance and AXIS Specialty Holdings Bermuda Limited guarantees the obligations of the other parties to the Credit Facility. The Credit Facility is subject to certain non-financial covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Facility Documents. The Credit Facility also requires

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

10.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

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
On November 6, 2013, AXIS Capital's subsidiary, AXIS Specialty Limited, entered into a $170 million secured letter of credit facility (the "Lloyd's LOC Facility") with ING Bank N.V., London Branch ("ING") pursuant to a Letter of Credit Facility Agreement and Security Agreement (collectively, the "Lloyd's Facility Documents"). The Lloyd's LOC Facility is fully utilized and meets the Funds at Lloyd's requirements for the Company's subsidiary, AXIS Corporate Capital UK Limited to support the underwriting capacity of the Company's Lloyd's syndicate, AXIS Syndicate 1686, for the 2014 underwriting year of account. The Letter of Credit issued under the Lloyd's LOC Facility will expire no later than July 31, 2018. The Lloyd's Facility Documents contain customary covenants with which the Company must comply, including a requirement to maintain sufficient collateral to fully secure any issued Letter of Credit. In case of an event of default under the Lloyd's Facility Documents, ING may exercise certain remedies, including the exercise of sole and exclusive control over pledged collateral.
On November 20, 2013, certain of AXIS Capital’s operating subsidiaries entered into an amendment to extend the term of the Company's secured $750 million letter of credit facility (the “LOC Facility”) with Citibank Europe plc (“Citibank”) pursuant to a Master Reimbursement Agreement and other ancillary documents (together, the “LOC Facility Documents”). The LOC Facility may be terminated by Citibank on December 31, 2016 upon thirty days prior notice. Under the terms of the LOC Facility, letters of credit to a maximum aggregate amount of $750 million are available for issuance on behalf of the operating subsidiaries. These letters of credit will principally be used to support the reinsurance obligations of the operating subsidiaries. The LOC Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents, to cover all of the obligations under the LOC Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the LOC Facility to any or all of the operating subsidiaries party to the LOC Facility Documents.
At December 31, 2013, we had $501 million, $170 million and nil letters of credit outstanding under the LOC Facility, Lloyd's LOC Facility and the Credit Facility, respectively. There was no debt outstanding under the Credit Facility. We were in compliance with all LOC Facility, Lloyd's LOC Facility and Credit Facility covenants at December 31, 2013.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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
Our investment portfolio is managed by external investment managers in accordance with our investment guidelines. We limit credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. government and agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our fixed maturities portfolio for securities rated A- or above and 1% or less of our fixed maturities portfolio for securities rated below A-. At December 31, 2013, we were in compliance with these limits.
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

The three largest balances by reinsurer accounted for 14%, 11% and 11% of total reinsurance recoverable on unpaid and paid losses at December 31, 2013 (2012: 13%, 10% and 10%). Amounts related to our reinsurers with the ten largest balances comprised 77% of December 31, 2013 balance (2012: 72%) and had a weighted average A.M. Best rating of A+ (2012: A+).
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
These contractual rights contribute to the mitigation of credit risk, as does our monitoring of aged receivable balances. In light of these mitigating factors, and considering that a significant portion of our premiums receivable are not currently due based on the terms of the underlying contracts, we do not utilize specific credit quality indicators to monitor our premiums receivable balance. At December 31, 2013, we recorded an allowance for estimated uncollectible premiums receivable of $3 million (2012: $2 million). The corresponding bad debts expense charges for 2013, 2012 and 2011 were insignificant.

b)	Brokers
We produce our business through brokers and direct relationships with insurance companies. During 2013, three brokers accounted for 61% (2012: 61%; 2011: 63%) of our total gross premiums written. Aon Corporation accounted for 26% (2012: 27%; 2011: 27%), Marsh, Inc. (including its subsidiary Guy Carpenter and Company) for 23% (2012: 22%; 2011: 23%), and

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Willis Group Holdings Ltd. for 12% (2012: 12%; 2011: 13%). No other broker and no one insured or reinsured accounted for more than 10% of our gross premiums written in any of the last three years.

c)	Lease Commitments

We lease office space under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business, as required. During 2013, total rent expense with respect to these operating leases was $29 million (2012: $29 million; 2011: $24 million).

Future minimum lease payments under our leases are expected to be as follows:

Year ended December 31,

2014	$31,207
2015	27,378
2016	23,838
2017	20,881
2018	17,955
Later years	53,049
Total future minimum lease payments	$174,308

d)	Reinsurance Purchase Commitment
We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at December 31, 2013, we have an outstanding reinsurance purchase commitment of $80 million. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

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

We are not party to any material legal proceedings arising outside the ordinary course of business.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

12.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

At and year ended December 31,	2013	2012	2011

Basic earnings per common share
Net income	$727,465	$547,241	$46,305
Less: preferred share dividends	40,474	38,228	36,875
Less: loss on repurchase of preferred shares	3,081	14,009	—
Net income available to common shareholders	683,910	495,004	9,430
Weighted average common shares outstanding - basic	113,636	122,148	122,499
Basic earnings per common share	$6.02	$4.05	$0.08

Diluted earnings per common share
Net income available to common shareholders	$683,910	$495,004	$9,430

Weighted average common shares outstanding - basic	113,636	122,148	122,499
Warrants	—	—	4,292
Stock compensation plans	1,692	1,506	1,331
Weighted average common shares outstanding - diluted	115,328	123,654	128,122
Diluted earnings per common share	$5.93	$4.00	$0.07

Anti-dilutive shares excluded from the dilutive computation	250	614	1,134

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

13.	SHAREHOLDERS' EQUITY

a)	Common Shares
At December 31, 2013, and 2012, our authorized share capital was 800,000,000 common shares, par value of $0.0125 per share.
The following table presents our common shares issued and outstanding, excluding restricted shares under our stock compensation plans (see Note 16 – Share-based Compensation):

Year ended December 31,	2013	2012	2011

Shares issued, balance at beginning of period	171,867	170,159	154,912
Shares issued	2,267	1,708	15,247
Total shares issued at end of period	174,134	171,867	170,159

Treasury shares, balance at beginning of period	(53,947)	(44,571)	(42,519)
Shares repurchased	(10,830)	(9,376)	(2,052)
Shares reissued from treasury	128	—	—
Total treasury shares at end of period	(64,649)	(53,947)	(44,571)

Total shares outstanding	109,485	117,920	125,588

During 2013, the total cash dividends declared per common share were $1.02 (2012: $0.97; 2011: $0.93).
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

Treasury shares

On December 9, 2013, our Board of Directors authorized a new share repurchase plan for up to $750 million of our common shares through December 31, 2015. The new plan is effective January 1, 2014.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

13.	SHAREHOLDERS' EQUITY (CONTINUED)

The following table presents our common share repurchase activities, which are held in treasury:

Year ended December 31,	2013	2012	2011

In the open market:
Total shares	7,362	6,057	1,609
Total cost	$337,083	$203,704	$49,974
Average price per share(2)	$45.79	$33.63	$31.07

From employees:(1)
Total shares	468	319	443
Total cost	$19,080	$10,483	$15,911
Average price per share(2)	$40.75	$32.85	$35.92

From founding shareholder:(3)
Total shares	3,000	3,000	—
Total cost	$116,100	$103,500	$—
Average price per share(2)	$38.70	$34.50	$—

Total
Total shares	10,830	9,376	2,052
Total cost	$472,263	$317,687	$65,885
Average price per share(2)	$43.61	$33.88	$32.11

(1)
To satisfy withholding tax liabilities upon vesting of restricted stock, restricted stock units, and exercise of stock options. Share repurchases from employees are excluded from the authorized share repurchase plans noted above.

(2)	Calculated using whole figures.

(3)	We privately negotiated with Trident II, L.P. and affiliated entities to repurchase 3,000,000 (2012: 3,000,000; 2011: none) of our common shares.

b)	Preferred Shares
Series A Preferred Shares
During October 2005, we issued $250 million of 7.25% Series A preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. In 2012, concurrent with the issuance of our Series C preferred shares (see below), we redeemed 6,000,000 of the 7.25% Series A preferred shares, representing $150 million in aggregate liquidation preference, without accumulation of any undeclared dividends. In connection with this redemption, we recognized a $5 million loss on redemption (calculated as the difference between the redemption price and the carrying value), which was recognized as a reduction in determining our net income available to common shareholders.

During June 2013, we redeemed the remaining 4,000,000 Series A preferred shares outstanding, representing an aggregate liquidation preference of $100 million. In connection with this redemption, we recognized a $3 million loss.

For 2013, the total dividends declared on Series A preferred shares were $0.9063 per share. In 2013, dividends of $1.3594 per share were paid, of which $0.4531 had been declared in 2012. For 2012 and 2011, the total dividends declared and paid on Series A preferred shares were $1.8125 per share.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

13.	SHAREHOLDERS' EQUITY (CONTINUED)

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

For 2013, 2012 and 2011, total dividends declared and paid on Series B preferred shares were $7.50 per share.

Series C Preferred Shares

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

For 2013 the total dividends declared and paid on Series C preferred shares were $1.7188 per share. For 2012, the total dividends declared on Series C preferred shares were $1.4132 per share. Of this amount, $0.9835 was paid in 2012 and the remaining $0.4297 was subsequently paid in 2013.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

13.	SHAREHOLDERS' EQUITY (CONTINUED)

For 2013, the total dividends declared on Series D preferred shares were $0.6875 per share. Of this amount, $0.3438 was paid in 2013 and the remaining $0.3438 will be subsequently paid in 2014.

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

14.	NONCONTROLLING INTERESTS

During November 2013, the Company formed AXIS Ventures Reinsurance Limited (Ventures Re), a Bermuda domiciled insurer. Ventures Re was formed to write reinsurance on a fully collateralized basis.

In conjunction with the formation of Ventures Re, third party investors purchased $50 million of non-voting redeemable preferred share capital issued by this entity. The preferred shares are redeemable at the sole discretion of Ventures Re's Board of Directors, and are expected to be redeemed on or before July 1, 2016.

Ventures Re is considered to be a variable interest entity. The Company has concluded that it is the primary beneficiary of Ventures Re as it has the power to direct, and has more than an insignificant economic interest in, the activities of this entity. Following this determination, Ventures Re was consolidated by the Company. Shareholders' equity attributable to Ventures Re's third party investors is recorded in the Consolidated Financial Statements as noncontrolling interests.

At December 31, 2013, total assets of Ventures Re were $50 million, consisting of cash and cash equivalents. The assets of Ventures Re can only be used to settle its own liabilities, and there is no recourse to the Company for any liabilities incurred by this entity.

15.	RETIREMENT PLANS
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
During 2013, our total pension expenses were $20 million (2012: $20 million and 2011: $20 million) for the above retirement benefits.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

16.	SHARE-BASED COMPENSATION

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
We currently issue restricted stock and restricted stock units to our employees with service conditions, vesting generally over a period of 4 years with 25% of the award vesting annually. We also grant performance-based stock awards to certain employees in order to promote long-term growth and profitability. Performance-based awards represent the right to receive a specified number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. At December 31, 2013, we anticipate that the established performance based criterion for these awards are likely to be achieved.
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
At December 31, 2013, 6,310,845 equity-based awards remained available for grant under the 2007 Plan. Between January 1, 2014 and February 10, 2014, a total of 1,890,523 restricted stock units and 91,917 performance-based restricted stock units were approved by the board of directors to be granted on March 1, 2014. Included in the total restricted stock awards granted subsequent to December 31, 2013 were 954,329 awards which will be settled in cash upon vesting.
We have granted stock options under the 2003 Plans; however, none have been issued since 2005. All outstanding stock options are fully vested and exercisable. These options expire ten years from the date of grant.

a)	Restricted Stock
The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the year ended December 31, 2013:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of year	250	$34.42	4,429	$32.48
Granted	33	45.89	975	39.31
Vested	—	—	(1,754)	32.03
Forfeited	—	—	(220)	34.17
Nonvested restricted stock - end of year	283	$35.74	3,430	$34.72

(1) Fair value is based on the closing price of our common shares on the New York Stock Exchange on the day of the grant.
During 2013, we granted 1,007,425 restricted stock awards (2012: 2,447,700; 2011: 1,839,250) to our employees with a weighted average grant-date fair value per share of $39.52 (2012: $32.20; 2011: $36.12).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

16.	SHARE-BASED COMPENSATION (CONTINUED)

During 2013, we incurred a compensation cost of $57 million (2012: $68 million; 2011: $39 million) in respect of all restricted stock and restricted stock units, and recorded tax benefits thereon of $10 million (2012: $8 million; 2011: $7 million). Compensation costs incurred in 2012 includes $20 million of accelerated and incremental expenses associated with the transition in our senior leadership. The retirement of one senior leader resulted in the modification of that leader's outstanding restricted stock awards to eliminate the previously existing service condition. The unanticipated termination without cause of another senior officer lead to the early satisfaction of employment obligations and resulted in the service condition associated with that officer's outstanding restricted stock awards being fully satisfied.

b)	Cash-settled Awards

During 2013, we also granted 847,425 restricted stock units that will settle in cash rather than shares when the awards ultimately vest. At December 31, 2013, the corresponding liability for cash-settled awards, included in other liabilities on the Consolidated Balance Sheets, was $9 million (2012: $nil).

The total fair value of restricted stock and cash settled awards vested during 2013 was $56 million (2012: $43 million; 2011: $63 million). At December 31, 2013, we had unrecognized compensation costs of $98 million (2012: $89 million) which are expected to be recognized over the weighted average period of 2.4 years (2012: 2.5 years).

c)	Stock options
The following is a summary of stock options outstanding and exercisable at December 31, 2013 and related activity for the year ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)

Outstanding and exercisable - beginning of year	919	$28.74
Granted	—	—
Exercised	(706)	28.96
Expired	—	—
Outstanding and exercisable - end of year	213	$27.98	1.0	$4,180

(1)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price at December 31, 2013 and the exercisable price, multiplied by the number of in-the-money-options) that would have been received by the stock option holder had all stock option holders exercised their stock options on December 31, 2013.

The total intrinsic value of stock options exercised during 2013 was $10 million (2012: $11 million) and we received proceeds of $17 million (2012: $3 million). For these exercised stock options, we issued new shares from the authorized share capital pool rather than from our treasury pool.

17.	RELATED PARTY TRANSACTIONS
The transactions listed below are classified as related party transactions as each counterparty had or has had either a direct or indirect shareholding in us or has been a board member during any period covered by the financial statements.
The collateral manager of four of our CLOs is Blackstone Debt Advisors L.P., who is entitled to management fees payable by the collateralized obligations in the ordinary course of business. We also have investments in two hedge funds managed by Blackstone Alternative Asset Management, LP, who is entitled to management fees in the ordinary course of business. On

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

17.	RELATED PARTY TRANSACTIONS (CONTINUED)

June 30, 2012, Blackstone Group ceased to be a related party. Fees due or paid for the six months ended June 30, 2012 were $1 million. In 2011, total fees paid were $2 million.
In the ordinary course of business, we engage SKY Harbor Capital Management, LLC for asset management services for certain of our short duration high yield debt portfolios and StoneRiver RegEd for broker and adjuster licensing, appointment and compliance services. During 2013, total fees paid to these Stone Point Group companies were $2 million (2012: $2 million; 2011: nil).

18.	INCOME TAXES

Under current Bermuda law, our Bermuda domiciled companies are not required to pay any taxes in Bermuda on income or capital gains. We have received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2035. Our primary Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2010 through 2013.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2010 through 2013.
In Canada, our U.S. reinsurance company operates through a branch and our U.S. service company has an unlimited liability company subsidiary based in Canada. These Canadian operations are subject to the relevant taxes in that jurisdiction and generally remain subject to examination for tax years 2009 through 2013. During the year, our Canadian reinsurance branch was audited by the Canada Revenue Agency for income taxes for tax years 2009 and 2010, with no material adjustments.
We also have subsidiaries in Ireland, the United Kingdom (U.K.), Australia and Brazil. These subsidiaries and their branches, are not under examination, but generally remain subject to examination in all applicable jurisdictions for tax years 2009 through 2013.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

18.	INCOME TAXES (CONTINUED)

The following table provides an analysis of our income tax expense and net tax assets:

Year ended December 31,	2013	2012	2011

Current income tax expense (benefit)
United States	$12,466	$4,931	$5,064
Europe	9,039	8,566	9,598
Other	—	(174)	188
Deferred income tax expense (benefit)
United States	(13,976)	(10,749)	1,379
Europe	(526)	713	(996)
Other	(1)	—	—
Total income tax expense	$7,002	$3,287	$15,233

Net current tax receivables	$5,689	$1,164	$1,318
Net deferred tax assets	80,258	52,794	60,836

Net tax assets	$85,947	$53,958	$62,154

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

18.	INCOME TAXES (CONTINUED)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

At December 31,	2013	2012

Deferred tax assets:
Discounting of loss reserves	$59,023	$61,534
Unearned premiums	39,146	32,355
Operating loss carryforwards	20,316	20,685
Accruals not currently deductible	39,018	25,638
Other investment adjustments and impairments	7,859	8,790
Tax credits	11,886	7,945
Depreciation	2,410	3,858
Other deferred tax assets	2,906	2,185
Deferred tax assets before valuation allowance	182,564	162,990
Valuation allowance	(25,542)	(24,574)
Deferred tax assets net of valuation allowance	157,022	138,416

Deferred tax liabilities:
Deferred acquisition costs	(37,226)	(27,211)
Net unrealized gains on investments	(23,200)	(44,137)
Amortization of intangible assets and goodwill	(10,059)	(8,258)
Accrued market discounts	(1,151)	(1,323)
Equalization reserves	(2,080)	(1,957)
Other deferred tax liabilities	(3,048)	(2,736)
Deferred tax liabilities	(76,764)	(85,622)
Net deferred tax assets	$80,258	$52,794

At December 31, 2013, the total operating loss carryforwards for our Singapore and Australian branches were $115 million (2012: $117 million) and $45 million (2012: $51 million), respectively. Such operating losses are currently available to offset future taxable income of the branches and may be carried forward indefinitely in each jurisdiction. At December 31, 2013, our European subsidiaries have a $4 million (2012: $3 million) foreign tax credit which can be carried forward indefinitely. In addition, at December 31, 2013, our U.S. companies have a $7 million (2012: $5 million) alternative minimum tax credit that can be carried forward indefinitely.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

18.	INCOME TAXES (CONTINUED)

The following table provides an analysis of the movement in our valuation allowance:

At December 31,	2013	2012

Income tax expense:
Valuation allowance - beginning of year	$33,933	$30,623
Operating loss carryforwards	(794)	635
Foreign tax credit	1,762	2,675
Change in investment-related items	(7,831)	—
Valuation allowance - end of year	27,070	33,933

Accumulated other comprehensive income:
Valuation allowance - beginning of year	(9,359)	(9,359)
Change in investment-related items	7,831	—
Valuation allowance - end of year	(1,528)	(9,359)

Total valuation allowance - end of year	$25,542	$24,574

At December 31, 2013 and 2012, we established a full valuation allowance on: (1) operating loss carryforwards relating to branch operations in Australia and Singapore due to cumulative losses in recent years; (2) unutilized foreign tax credits available in Ireland and (3) certain other deferred tax assets related to branch operations.

Although realization is not assured, management believes it is more likely than not that the tax benefit of the recorded net deferred tax assets will be realized. Other than the items discussed above, the remaining gross deferred tax assets relate substantially to our U.S. operations. In evaluating our ability to recover these tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including historical results, operating loss carryback potential and scheduled reversals of deferred tax liabilities. Our U.S. operations have produced significant taxable income in prior periods and have deferred tax liabilities that will reverse in future periods such that we believe sufficient ordinary taxable income is available to utilize all remaining ordinary deferred tax assets. In 2013 and 2012, there were sufficient net unrealized gains to offset remaining impairments, therefore a valuation allowance on such impairments in the U.S., was not considered necessary.
There were no unrecognized tax benefits at December 31, 2013 and 2012.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

18.	INCOME TAXES (CONTINUED)

The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions as well as a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2013	2012	2011

Income before income taxes
Bermuda (domestic)	$625,490	$485,613	$10,911
Foreign	108,977	64,915	50,627
Total income before income taxes	$734,467	$550,528	$61,538

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
United States	2.1%	0.4%	33.2%
Europe	1.0%	1.4%	10.7%
Other	0.3%	—%	3.3%
Valuation allowance	(0.7)%	0.6%	(15.5)%
Net tax exempt income	(1.3)%	(1.5)%	(11.2)%
Other	(0.4)%	(0.3)%	4.3%
Actual tax rate	1.0%	0.6%	24.8%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

19.	OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Year ended December 31, 2013
Available for sale investments:
Unrealized investment losses arising during the period	$(169,614)	$7,782	$(161,832)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(67,156)	5,605	(61,551)
Unrealized investment losses arising during the period, net of reclassification adjustment	(236,770)	13,387	(223,383)
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(21,414)	—	(21,414)
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	—	—	—
Total other comprehensive loss	$(258,184)	$13,387	$(244,797)

Year ended December 31, 2012
Available for sale investments:
Unrealized investment gains arising during the period	$378,040	$(29,530)	$348,510
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(127,828)	11,550	(116,278)
Unrealized investment gains arising during the period, net of reclassification adjustment	250,212	(17,980)	232,232
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	510	—	510
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	1,718	—	1,718
Total other comprehensive income	$252,440	$(17,980)	$234,460

Year ended December 31, 2011
Available for sale investments:
Unrealized investment gains arising during the period	87,384	(13,087)	74,297
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(121,248)	1,700	(119,548)
Unrealized investment losses arising during the period, net of reclassification adjustment	(33,864)	(11,387)	(45,251)
Non-credit portion of OTTI losses	(585)	130	(455)
Foreign currency translation adjustment	(3,045)	—	(3,045)
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	92	—	92
Total other comprehensive loss	(37,402)	(11,257)	(48,659)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

19.	OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Year ended December 31,
		2013	2012	2011

Unrealized appreciation on available for sale investments
	Other realized investment gains	$76,518	$152,062	$137,694
	OTTI losses	(9,362)	(24,234)	(16,446)
	Total before tax	67,156	127,828	121,248
	Tax expense	(5,605)	(11,550)	(1,700)
	Net of tax	$61,551	$116,278	$119,548

Supplemental Executive Retirement Plans (SERPs)
Net change in benefit plan assets and obligations	General and administrative expenses	$—	$(1,718)	$(92)
	Tax benefit	—	—	—
	Net of tax	$—	$(1,718)	$(92)

(1)	Amounts in parentheses are debits to net income available to common shareholders

20.	STATUTORY FINANCIAL INFORMATION

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

The statutory capital and surplus in each of our most significant regulatory jurisdictions at December 31, 2013 and 2012 was as follows:

	Bermuda		Ireland		United States
At December 31,	2013	2012	2013	2012	2013	2012

Required statutory capital and surplus	$1,996,794	$2,048,329	$315,258	$279,078	$385,651	$358,674
Actual statutory capital and surplus	$3,839,840	$4,091,437	$906,932	$904,237	$1,348,861	$1,295,679

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (the "Act"), our Bermuda subsidiary, AXIS Specialty Bermuda is required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin ("MSM") and the Enhanced Capital Requirement ("ECR"). The MSM is the greater of $100 million, 50% of net written premiums or 15% of the net reserve for losses and loss adjustment expenses and the ECR is calculated based on either an internally developed risk-based capital model or a standard risk-based capital model developed by the Bermuda Monetary Authority. Under the Act, AXIS Specialty Bermuda is restricted as to the payment of dividends and/or distributions for amounts greater than 25% of the prior year’s statutory capital and surplus, whereby a signed affidavit by at least two members of the Board of Directors attesting that a dividend and/or distribution in excess of this amount would not cause the company to fail to meet its relevant margins is required. At December 31, 2013, the maximum dividend/

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

20.	STATUTORY FINANCIAL INFORMATION (CONTINUED)

distribution AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $1 billion.

Our Irish subsidiaries, AXIS Specialty Europe SE and AXIS Re SE, are required to maintain minimum levels of statutory and capital surplus. At December 31, our subsidiaries were in compliance with these requirements. Our Irish subsidiaries may declare dividends out of retained earnings subject to meeting their solvency and capital requirements, which are to hold statutory capital and surplus equal to or exceeding the Required Solvency Margin (RSM). The RSM is calculated with reference to Solvency I regulations. The maximum dividend is limited to "profits available for distribution", which consists of accumulated realized profits less accumulated realized losses. At December 31, 2013, the maximum dividend our Irish subsidiaries could pay out of retained earnings, after obtaining prior approval from the Irish regulator, was approximately $141 million.

Our U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a company falls below the control level, the commissioner is authorized to take whatever regulatory actions may be considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by our U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of our U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and may also be limited to statutory net income, net investment income or 10% of total statutory capital and surplus. At December 31, 2013, the maximum dividend that our U.S. insurance operations could pay without regulatory approval was approximately $135 million.

Our operating subsidiaries in Bermuda and the United States maintain branch offices in Singapore and Canada, respectively. Our Irish operating subsidiaries maintain branch offices in Switzerland, Australia and the United Kingdom. As branch offices are not considered separate entities for regulatory purposes, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the applicable branch offices. Our Singaporean, Australian and Canadian branch offices are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2013 and 2012, the actual capital/assets for each of these branches exceeded the relevant local regulatory requirements.

Total statutory net income of our operating subsidiaries was $766 million, $697 million, $99 million for 2013, 2012 and 2011, respectively. The differences between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary differences are that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

21.	UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

The following is an unaudited summary of our quarterly financial results:

Quarters ended	Mar 31	Jun 30	Sep 30	Dec 31

2013
Net premiums earned	$874,039	$945,873	$945,242	$941,911
Net investment income	108,908	83,112	103,429	113,863
Net realized investment gains (losses)	44,478	16,235	(4,708)	19,558
Underwriting income	170,799	9,921	153,088	94,159
Net income available to common shareholders	302,816	72,447	137,121	171,524
Earnings per common share - basic	$2.59	$0.63	$1.23	$1.55
Earnings per common share - diluted	$2.55	$0.62	$1.21	$1.52

2012
Net premiums earned	$846,362	$850,603	$862,447	$856,049
Net investment income	116,023	74,449	103,638	86,847
Net realized investment gains	14,491	30,405	50,803	31,771
Underwriting income (loss)	62,689	119,739	154,999	(74,291)
Net income (loss) available to common shareholders	121,997	168,152	223,407	(18,551)
Earnings (loss) per common share - basic	$0.97	$1.36	$1.84	$(0.16)
Earnings (loss) per common share - diluted	$0.96	$1.35	$1.82	$(0.16)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based upon that assessment, the Company’s management believes that, as of December 31, 2013, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting as of December 31, 2013. This report appears below.
All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche Ltd.
Hamilton, Bermuda
February 21, 2014

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned “Proposal No. 1 – Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation”, “Compensation Discussion and Analysis”, “Director Compensation” , "Compensation Committee Report" and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Principal Shareholders” and “Equity Compensation Plan Information” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions”, and “Corporate Governance” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Principal Accounting Fees and Services” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements
Included in Part II – see Item 8 of this report.

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II	– Condensed Financial Information of Registrant

Schedule III	– Supplementary Insurance Information

Schedule IV	– Supplementary Reinsurance Information
Schedules I, V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.	Exhibits

Exhibit Number	Description of Document

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

4.9
Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series D Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 20, 2013).

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

*10.3
Amendment No. 1 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited effective as of May 12, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 18, 2006).

*10.4
Amendment No. 2 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited dated September 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2008).

*10.5
Amendment No. 3 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2009).

*10.6
Amendment No. 4 to Amended and Restated Service Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 4, 2011).

*10.7
Separation Agreement and Release by and between Michael A. Butt and AXIS Specialty Limited dated May 3, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.8
Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated May 3, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.9
Amendment No. 1 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 5, 2013 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 9, 2013).

*10.10
Amended and Restated Supplemental Executive Retirement Agreement by and between AXIS Specialty Limited and Michael A. Butt dated May 8, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2008).

*10.11
Addendum to the Amended and Restated Supplemental Executive Retirement Agreement dated July 13, 2012 between AXIS Capital Holdings Limited, AXIS Specialty Limited, Codan Trust Company Limited and Michael A. Butt (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 16, 2012).

*10.12
Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. dated May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.13
Restricted Stock Agreement for Albert Benchimol pursuant to the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.14
Employment Agreement by and between Dennis B. Reding and AXIS Specialty U.S. Services, Inc. dated December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 4, 2011).

*10.15
Amendment No. 1 to Employment Agreement by and between Dennis B. Reding and AXIS Specialty U.S. Services, Inc., dated December 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2012).

*10.16
Employment Agreement by and between John Gressier and AXIS Specialty Europe SE dated December 5, 2013 (incorporated by by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 9, 2013).

*10.17
Employment Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated February 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 8, 2012).

*10.18
Letter Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated July 8, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2013).

*10.19
Employment Agreement by and between Joseph C. Henry and AXIS Specialty U.S. Services, Inc. dated May 16, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2012).

*10.20	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-103620) filed on May 17, 2003).

*10.21	2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).

*10.22	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2010).

*†10.23	Form of Employee Restricted Stock Unit Agreement (Performance Vesting).

*†10.24	Form of Employee Restricted Stock Unit Agreement.

*10.25	2013 Executive Long-Term Equity Compensation Program (incorporated by by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2013).

*10.26	2013 Executive Annual Incentive Plan (incorporated by by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 9, 2013).

*10.27	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).

*10.28	2003 Directors Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2009).

*10.29	2014 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 31, 2013).

*10.30	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 26, 2008).

10.31
Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.32
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

10.33
Amendment to Committed Facility Letter dated November 20, 2013 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

10.34
Credit Agreement dated March 26, 2013 by and among AXIS Capital Holdings Limited, certain subsidiaries of AXIS Capital Holdings Limited party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Fronting Bank and L/C Administrator and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2013).

10.35
First Amendment to Credit Agreement dated September 18, 2013 by and among AXIS Capital Holdings Limited, certain subsidiaries of AXIS Capital Holdings Limited party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Fronting Bank and L/C Administrator and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2013).

10.36
Letter of Credit Facility dated November 6, 2013 by and between AXIS Specialty Limited and ING Bank N.V., London Branch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 8, 2013).

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

†101
The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibits 10.2 through 10.30 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2014.

Signature	Title

/s/ ALBERT BENCHIMOL	Chief Executive Officer, President and Director (Principal Executive Officer)
Albert Benchimol

/s/ JOSEPH HENRY	Chief Financial Officer (Principal Financial Officer)
Joseph Henry

/s/ JAMES O'SHAUGHNESSY	Controller (Principal Accounting Officer)
James O'Shaughnessy

/s/ GEOFFREY BELL	Director
Geoffrey Bell

/s/ JANE BOISSEAU	Director
Jane Boisseau

/s/ MICHAEL A. BUTT	Director
Michael A. Butt

/s/ CHARLES A. DAVIS	Director
Charles A. Davis

/s/ ROBERT L. FRIEDMAN	Director
Robert L. Friedman

Signature	Title

/s/ CHRISTOPHER V. GREETHAM
Christopher V. Greetham	Director

/s/ MAURICE A. KEANE
Maurice A. Keane	Director

/s/ SIR ANDREW LARGE
Sir Andrew Large	Director

/s/ CHERYL-ANN LISTER
Cheryl-Ann Lister	Director

/s/ THOMAS C. RAMEY
Thomas C. Ramey	Director

/s/ HENRY B. SMITH
Henry B. Smith	Director

/s/ ALICE YOUNG	Director
Alice Young

/s/ WILHELM ZELLER
Wilhelm Zeller	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2013, and 2012, and for each of the three years in the period ended December 31, 2013, and the Company’s internal control over financial reporting as of December 31, 2013, and have issued our report thereon dated February 21, 2014; such consolidated financial statements and reports are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche Ltd.
Hamilton, Bermuda
February 21, 2014

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS – PARENT COMPANY
DECEMBER 31, 2013 AND 2012

	2013	2012
	(in thousands)
Assets
Investments in subsidiaries on equity basis	$6,581,368	$6,571,607
Cash and cash equivalents	4,414	2,841
Other assets	3,179	2,706
Total assets	$6,588,961	$6,577,154

Liabilities
Intercompany payable	$204,877	$243,252
Senior notes	499,906	499,798
Dividends payable	47,959	37,370
Other liabilities	18,257	16,973
Total liabilities	770,999	797,393

Shareholders’ equity
Preferred shares	627,843	502,843
Common shares (2013: 174,134; 2012: 171,867 shares issued and 2013: 109,485; 2012: 117,920 shares outstanding)	2,174	2,146
Additional paid-in capital	2,240,125	2,179,034
Accumulated other comprehensive income	117,825	362,622
Retained earnings	5,062,706	4,497,789
Treasury shares, at cost (2013: 64,649; 2012: 53,947 shares)	(2,232,711)	(1,764,673)
Total shareholders’ equity	5,817,962	5,779,761
Total liabilities and shareholders’ equity	$6,588,961	$6,577,154

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

(3)
AXIS Capital has fully and unconditionally guaranteed the derivative instrument obligations of certain of its 100% owned operating subsidiaries. At December 31, 2013, the fair value of guaranteed obligations utilized aggregated to $28 million (2012: $nil).

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
	(in thousands)
Revenues
Net investment income	$5	$25	$1
Total revenues	5	25	1

Expenses
General and administrative expenses	40,565	62,293	36,248
Interest expense and financing costs	29,201	29,201	29,201
Total expenses	69,766	91,494	65,449

Loss before equity in net earnings of subsidiaries	(69,761)	(91,469)	(65,448)
Equity in net earnings of subsidiaries	797,226	638,710	111,753
Net income	727,465	547,241	46,305
Preferred share dividends	40,474	38,228	36,875
Loss on repurchase of preferred shares	3,081	14,009	—
Net income available to common shareholders	$683,910	$495,004	$9,430

Comprehensive income (loss)	$482,668	$781,701	$(2,354)

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$727,465	$547,241	$46,305
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(797,226)	(638,710)	(111,753)
Change in intercompany payable	(38,375)	(7,667)	(44,503)
Dividends received from subsidiaries	566,000	525,000	255,000
Other items	34,803	56,425	21,298
Net cash provided by operating activities	492,667	482,289	166,347

Cash flows from investing activities:
Capital repaid from subsidiary	—	—	130,000
Net cash from investing activities	—	—	130,000

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	218,449	393,544	—
Repurchase of preferred shares	(100,000)	(404,073)	—
Repurchase of common shares	(472,263)	(317,687)	(65,885)
Dividends paid - common shares	(118,426)	(120,487)	(206,455)
Dividends paid - preferred shares	(39,193)	(38,228)	(36,875)
Proceeds from issuance of common shares	20,339	5,120	6,735
Net cash used in financing activities	(491,094)	(481,811)	(302,480)

Increase (decrease) in cash and cash equivalents	1,573	478	(6,133)
Cash and cash equivalents - beginning of period	2,841	2,363	8,496
Cash and cash equivalents - end of period	$4,414	$2,841	$2,363

Supplemental disclosures of cash flow information:
Interest paid	$28,750	$28,750	$28,750

SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2013
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$150,109	$4,873,184	$1,548,653	$1,722,762	$—	$1,050,402	$242,363	$347,684	$1,813,538
Reinsurance	306,013	4,708,956	1,135,196	1,984,303	—	1,083,793	421,828	137,450	2,114,662
Corporate	—	—	—	—	409,312	—	—	90,256	—
Total	$456,122	$9,582,140	$2,683,849	$3,707,065	$409,312	$2,134,195	$664,191	$575,390	$3,928,200

	At and year ended December 31, 2012
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$128,311	$4,492,553	$1,456,318	$1,558,058	$—	$953,564	$226,859	$314,834	$1,522,245
Reinsurance	260,937	4,566,178	998,374	1,857,405	—	1,142,464	400,794	116,487	1,815,211
Corporate	—	—	—	—	380,957	—	—	129,660	—
Total	$389,248	$9,058,731	$2,454,692	$3,415,463	$380,957	$2,096,028	$627,653	$560,981	$3,337,456

	At and year ended December 31, 2011
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$142,743	$4,081,741	$1,412,699	$1,429,687	$—	$919,319	$199,583	$278,147	$1,466,134
Reinsurance	264,784	4,343,304	1,041,763	1,885,274	—	1,755,733	387,886	103,915	1,953,300
Corporate	—	—	—	—	362,430	—	—	77,089	—
Total	$407,527	$8,425,045	$2,454,462	$3,314,961	$362,430	$2,675,052	$587,469	$459,151	$3,419,434

(1)	As we evaluate the underwriting results of each of our reportable segments separately from the results of our investment portfolio, we do not allocate net investment income to our reportable segments.

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

SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2013	$1,974,915	$768,841	$2,722,126	$3,928,200	69.3%
2012	1,805,887	802,187	2,333,756	3,337,456	69.9%
2011	1,696,600	676,719	2,399,553	3,419,434	70.2%