Form 10-Q
period 2014-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2014-05-01
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
As of April 23, 2014, there were 107,769,353 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

•
the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in our Annual Report on Form 10-K for the year ended December 31, 2013.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2014: $12,023,304; 2013: $11,987,146)	$12,095,839	$11,986,327
Equity securities, available for sale, at fair value (Cost 2014: $581,473; 2013: $566,219)	708,412	701,987
Other investments, at fair value	1,005,762	1,045,810
Short-term investments, at fair value and amortized cost	296,800	46,212
Total investments	14,106,813	13,780,336
Cash and cash equivalents	1,205,754	923,326
Restricted cash and cash equivalents	88,955	64,550
Accrued interest receivable	89,536	97,132
Insurance and reinsurance premium balances receivable	2,292,954	1,688,957
Reinsurance recoverable on unpaid and paid losses	1,912,840	1,929,988
Deferred acquisition costs	634,413	456,122
Prepaid reinsurance premiums	299,994	330,261
Receivable for investments sold	1,972	1,199
Goodwill and intangible assets	90,350	89,528
Other assets	274,053	273,385
Total assets	$20,997,634	$19,634,784

Liabilities
Reserve for losses and loss expenses	$9,667,841	$9,582,140
Unearned premiums	3,372,166	2,683,849
Insurance and reinsurance balances payable	207,909	234,412
Senior notes	1,490,198	995,855
Payable for investments purchased	162,747	21,744
Other liabilities	218,502	248,822
Total liabilities	15,119,363	13,766,822

Shareholders’ equity
Preferred shares	627,843	627,843
Common shares (2014: 175,195; 2013: 174,134 shares issued and 2014: 106,745; 2013: 109,485 shares outstanding)	2,188	2,174
Additional paid-in capital	2,247,102	2,240,125
Accumulated other comprehensive income	182,254	117,825
Retained earnings	5,170,948	5,062,706
Treasury shares, at cost (2014: 68,450; 2013: 64,649 shares)	(2,403,286)	(2,232,711)
Total shareholders’ equity attributable to AXIS Capital	5,827,049	5,817,962
Noncontrolling interests	51,222	50,000
Total shareholders’ equity	5,878,271	5,867,962

Total liabilities and shareholders’ equity	$20,997,634	$19,634,784

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three months ended
	2014	2013
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$945,949	$874,039
Net investment income	82,744	108,908
Other insurance related income	3,082	595
Net realized investment gains:
Other-than-temporary impairment (OTTI) losses	(786)	(898)
Non-credit portion of OTTI losses recognized in other comprehensive income	—	—
Other realized investment gains	11,406	45,376
Total net realized investment gains	10,620	44,478
Total revenues	1,042,395	1,028,020

Expenses
Net losses and loss expenses	544,207	438,414
Acquisition costs	172,036	145,491
General and administrative expenses	152,729	141,475
Foreign exchange losses (gains)	4,233	(34,882)
Interest expense and financing costs	16,594	15,834
Total expenses	889,799	706,332

Income before income taxes	152,596	321,688
Income tax expense	4,125	10,131
Net income	148,471	311,557
Net income attributable to noncontrolling interests	1,222	—
Net income attributable to AXIS Capital	147,249	311,557
Preferred share dividends	10,022	8,741
Net income available to common shareholders	$137,227	$302,816

Per share data
Net income per common share:
Basic net income	$1.26	$2.59
Diluted net income	$1.24	$2.55
Weighted average number of common shares outstanding - basic	109,053	117,022
Weighted average number of common shares outstanding - diluted	110,391	118,658
Cash dividends declared per common share	$0.27	$0.25

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three months ended
	2014	2013
	(in thousands)
Net income	$148,471	$311,557
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	71,383	(18,525)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(9,613)	(33,848)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	61,770	(52,373)
Non-credit portion of OTTI losses	—	—
Foreign currency translation adjustment	2,659	(141)
Total other comprehensive income (loss), net of tax	64,429	(52,514)
Comprehensive income	$212,900	$259,043

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	2014	2013
	(in thousands)
Preferred shares
Balance at beginning and end of period	$627,843	$502,843

Common shares (par value)
Balance at beginning of period	2,174	2,146
Shares issued	14	22
Balance at end of period	2,188	2,168

Additional paid-in capital
Balance at beginning of period	2,240,125	2,179,034
Shares issued - common shares	1,861	1,416
Cost of treasury shares reissued	(8,128)	—
Stock options exercised	392	5,919
Share-based compensation expense	12,852	12,723
Balance at end of period	2,247,102	2,199,092

Accumulated other comprehensive income
Balance at beginning of period	117,825	362,622
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	124,945	348,328
Unrealized gains (losses) arising during the period, net of reclassification adjustment	61,770	(52,373)
Non-credit portion of OTTI losses	—	—
Balance at end of period	186,715	295,955
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(7,120)	14,294
Foreign currency translation adjustments	2,659	(141)
Balance at end of period	(4,461)	14,153
Balance at end of period	182,254	310,108

Retained earnings
Balance at beginning of period	5,062,706	4,497,789
Net income	148,471	311,557
Net income attributable to noncontrolling interests	(1,222)	—
Preferred share dividends	(10,022)	(8,741)
Common share dividends	(28,985)	(30,841)
Balance at end of period	5,170,948	4,769,764

Treasury shares, at cost
Balance at beginning of period	(2,232,711)	(1,764,673)
Shares repurchased for treasury	(178,703)	(129,872)
Cost of treasury shares reissued	8,128	—
Balance at end of period	(2,403,286)	(1,894,545)

Total shareholders’ equity attributable to AXIS Capital	5,827,049	5,889,430
Noncontrolling interests	51,222	—
Total shareholders' equity	$5,878,271	$5,889,430

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$148,471	$311,557
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(10,620)	(44,478)
Net realized and unrealized gains on other investments	(16,759)	(43,431)
Amortization of fixed maturities	30,919	38,677
Other amortization and depreciation	15,889	6,208
Share-based compensation expense, net of cash payments	8,700	14,012
Changes in:
Accrued interest receivable	7,626	1,343
Reinsurance recoverable balances	18,305	(31,728)
Deferred acquisition costs	(178,170)	(172,169)
Prepaid reinsurance premiums	31,308	15,059
Reserve for loss and loss expenses	85,312	38,972
Unearned premiums	685,778	680,918
Insurance and reinsurance balances, net	(630,861)	(603,478)
Other items	(44,630)	9,129
Net cash provided by operating activities	151,268	220,591

Cash flows from investing activities:
Purchases of:
Fixed maturities	(3,298,375)	(2,595,964)
Equity securities	(73,197)	(70,838)
Other investments	(19,850)	(107,436)
Short-term investments	(420,115)	(57,405)
Proceeds from the sale of:
Fixed maturities	3,092,006	2,194,339
Equity securities	73,694	155,357
Other investments	76,657	21,941
Short-term investments	154,603	55,914
Proceeds from redemption of fixed maturities	279,815	357,915
Proceeds from redemption of short-term investments	14,548	10,955
Purchase of other assets	(19,152)	(7,605)
Change in restricted cash and cash equivalents	(24,405)	34,174
Net cash used in investing activities	(163,771)	(8,653)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	494,344	—
Repurchase of common shares	(162,536)	(130,768)
Dividends paid - common shares	(29,562)	(33,189)
Dividends paid - preferred shares	(10,022)	(8,741)
Proceeds from issuance of common shares	2,266	8,253
Net cash provided by (used in) financing activities	294,490	(164,445)

Effect of exchange rate changes on foreign currency cash and cash equivalents	441	(7,654)
Increase in cash and cash equivalents	282,428	39,839
Cash and cash equivalents - beginning of period	923,326	759,817
Cash and cash equivalents - end of period	$1,205,754	$799,656

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at March 31, 2014 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended March 31, 2014 and 2013 have not been audited. The balance sheet at December 31, 2013 is derived from our audited financial statements.

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

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. Tabular dollar and share amounts are in thousands, except per share amounts. All amounts are reported in U.S. dollars. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

Significant Accounting Policies

There were no notable changes in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table summarizes the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2014			2013
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$601,721	$1,219,678	$1,821,399	$596,715	$1,149,768	$1,746,483
Net premiums written	456,692	1,207,892	1,664,584	432,681	1,137,759	1,570,440
Net premiums earned	449,214	496,735	945,949	401,880	472,159	874,039
Other insurance related income	—	3,082	3,082	595	—	595
Net losses and loss expenses	(279,423)	(264,784)	(544,207)	(217,336)	(221,078)	(438,414)
Acquisition costs	(65,057)	(106,979)	(172,036)	(57,261)	(88,230)	(145,491)
General and administrative expenses	(87,946)	(36,076)	(124,022)	(86,889)	(33,041)	(119,930)
Underwriting income	$16,788	$91,978	108,766	$40,989	$129,810	170,799

Corporate expenses			(28,707)			(21,545)
Net investment income			82,744			108,908
Net realized investment gains			10,620			44,478
Foreign exchange (losses) gains			(4,233)			34,882
Interest expense and financing costs			(16,594)			(15,834)
Income before income taxes			$152,596			$321,688

Net loss and loss expense ratio	62.2%	53.3%	57.5%	54.1%	46.8%	50.2%
Acquisition cost ratio	14.5%	21.5%	18.2%	14.2%	18.7%	16.6%
General and administrative expense ratio	19.6%	7.3%	16.2%	21.6%	7.0%	16.2%
Combined ratio	96.3%	82.1%	91.9%	89.9%	72.5%	83.0%

Goodwill and intangible assets	$90,350	$—	$90,350	$97,001	$—	$97,001

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At March 31, 2014
Fixed maturities
U.S. government and agency	$1,705,581	$2,686	$(24,265)	$1,684,002	$—
Non-U.S. government	1,242,736	20,130	(33,060)	1,229,806	—
Corporate debt	3,757,948	84,688	(7,071)	3,835,565	—
Agency RMBS(1)	2,371,868	24,849	(31,959)	2,364,758	—
CMBS(2)	849,279	12,523	(2,207)	859,595	—
Non-Agency RMBS	95,261	4,682	(454)	99,489	(863)
ABS(3)	968,942	4,057	(9,453)	963,546	—
Municipals(4)	1,031,689	32,627	(5,238)	1,059,078	—
Total fixed maturities	$12,023,304	$186,242	$(113,707)	$12,095,839	$(863)

Equity securities
Common stocks	346,254	87,482	(5,502)	428,234
Exchange-traded funds	120,467	33,453	(61)	153,859
Non-U.S. bond mutual funds	114,752	11,567	—	126,319
Total equity securities	$581,473	$132,502	$(5,563)	$708,412

At December 31, 2013
Fixed maturities
U.S. government and agency	$1,421,245	$1,405	$(33,952)	$1,388,698	$—
Non-U.S. government	1,208,384	17,990	(49,992)	1,176,382	—
Corporate debt	3,533,585	84,881	(10,228)	3,608,238	—
Agency RMBS(1)	2,485,139	21,979	(58,291)	2,448,827	—
CMBS(2)	790,095	11,285	(3,966)	797,414	—
Non-Agency RMBS	65,590	2,375	(398)	67,567	(868)
ABS(3)	955,274	6,871	(8,694)	953,451	—
Municipals(4)	1,527,834	32,432	(14,516)	1,545,750	—
Total fixed maturities	$11,987,146	$179,218	$(180,037)	$11,986,327	$(868)

Equity securities
Common stocks	$345,759	$98,742	$(6,183)	$438,318
Exchange-traded funds	106,762	32,085	—	138,847
Non-U.S. bond mutual funds	113,698	11,124	—	124,822
Total equity securities	$566,219	$141,951	$(6,183)	$701,987

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

	Amortized Cost	Fair Value	% of Total Fair Value

At March 31, 2014
Maturity
Due in one year or less	$541,871	$547,897	4.5%
Due after one year through five years	5,204,615	5,288,307	43.7%
Due after five years through ten years	1,763,345	1,742,110	14.4%
Due after ten years	228,123	230,137	1.9%
	7,737,954	7,808,451	64.5%
Agency RMBS	2,371,868	2,364,758	19.6%
CMBS	849,279	859,595	7.1%
Non-Agency RMBS	95,261	99,489	0.8%
ABS	968,942	963,546	8.0%
Total	$12,023,304	$12,095,839	100.0%

At December 31, 2013
Maturity
Due in one year or less	$710,079	$717,052	5.9%
Due after one year through five years	5,030,728	5,116,060	42.7%
Due after five years through ten years	1,852,877	1,791,835	14.9%
Due after ten years	97,364	94,121	0.8%
	7,691,048	7,719,068	64.3%
Agency RMBS	2,485,139	2,448,827	20.4%
CMBS	790,095	797,414	6.7%
Non-Agency RMBS	65,590	67,567	0.6%
ABS	955,274	953,451	8.0%
Total	$11,987,146	$11,986,327	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At March 31, 2014
Fixed maturities
U.S. government and agency	$728	$(15)	$1,063,725	$(24,250)	$1,064,453	$(24,265)
Non-U.S. government	22,848	(5,881)	394,175	(27,179)	417,023	(33,060)
Corporate debt	31,753	(640)	633,852	(6,431)	665,605	(7,071)
Agency RMBS	45,701	(1,740)	1,400,738	(30,219)	1,446,439	(31,959)
CMBS	12,170	(51)	217,184	(2,156)	229,354	(2,207)
Non-Agency RMBS	7,259	(361)	15,606	(93)	22,865	(454)
ABS	83,261	(3,575)	526,622	(5,878)	609,883	(9,453)
Municipals	6,978	(374)	259,574	(4,864)	266,552	(5,238)
Total fixed maturities	$210,698	$(12,637)	$4,511,476	$(101,070)	$4,722,174	$(113,707)

Equity securities
Common stocks	$3,629	$(732)	$55,684	$(4,770)	$59,313	$(5,502)
Exchange-traded funds	—	—	13,202	(61)	13,202	(61)
Total equity securities	$3,629	$(732)	$68,886	$(4,831)	$72,515	$(5,563)

At December 31, 2013
Fixed maturities
U.S. government and agency	$—	$—	$982,307	$(33,952)	$982,307	$(33,952)
Non-U.S. government	35,577	(3,430)	420,622	(46,562)	456,199	(49,992)
Corporate debt	27,696	(802)	606,592	(9,426)	634,288	(10,228)
Agency RMBS	144,468	(5,247)	1,478,527	(53,044)	1,622,995	(58,291)
CMBS	13,319	(116)	298,863	(3,850)	312,182	(3,966)
Non-Agency RMBS	4,287	(315)	5,319	(83)	9,606	(398)
ABS	37,765	(2,941)	553,803	(5,753)	591,568	(8,694)
Municipals	8,408	(615)	543,474	(13,901)	551,882	(14,516)
Total fixed maturities	$271,520	$(13,466)	$4,889,507	$(166,571)	$5,161,027	$(180,037)

Equity securities
Common stocks	$3,499	$(398)	$48,828	$(5,785)	$52,327	$(6,183)
Exchange-traded funds	—	—	—	—	—	—
Total equity securities	$3,499	$(398)	$48,828	$(5,785)	$52,327	$(6,183)

Fixed Maturities

At March 31, 2014, 989 fixed maturities (2013: 1,127) were in an unrealized loss position of $114 million (2013: $180 million), of which $1 million (2013: $2 million) was related to securities below investment grade or not rated.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

At March 31, 2014, 95 (2013: 99) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $211 million (2013: $272 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at March 31, 2014, and were expected to recover in value as the securities approach maturity. Further, at March 31, 2014, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At March 31, 2014, 66 securities (2013: 63) were in an unrealized loss position of $6 million (2013: $6 million).

At March 31, 2014, 11 (2013: 9) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $4 million (2013: $3 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at March 31, 2014.

b) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds and CLO Equities, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At March 31, 2014
Long/short equity funds	$362,688	36%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	295,485	29%	Quarterly, Semi-annually	60-95 days
Event-driven funds	184,342	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	51,065	5%	Quarterly	65 days
Direct lending funds	26,003	3%	n/a	n/a
CLO - Equities	86,179	9%	n/a	n/a
Total other investments	$1,005,762	100%

At December 31, 2013
Long/short equity funds	$425,444	41%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	285,155	27%	Quarterly, Semi-annually	60-95 days
Event-driven funds	190,458	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	48,753	5%	Quarterly	65 days
Direct lending funds	22,134	2%	n/a	n/a
CLO - Equities	73,866	7%	n/a	n/a
Total other investments	$1,045,810	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

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

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2014 and 2013, neither of these restrictions impacted our redemption requests. At March 31, 2014, $100 million (2013: $99 million), representing 11% (2013: 10%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiries of these lockup periods range from April 2014 to April 2016.

At March 31, 2014, $12 million (2013: $11 million) was invested in hedge funds that are not accepting redemption requests. Of this amount, substantially all relates to a leveraged bank loan fund in a period of planned principal distributions. Based on market conditions and payments made to date, management's current expectation is that the distribution process will be completed in 2014. The remainder primarily relates to funds that entered liquidation or had their assets side pocketed as a result of the global financial crisis which began in late 2008. For these funds, management is currently unable to estimate when those funds will be distributed.

At March 31, 2014, we have $84 million (2013: $88 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
During 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in December, 2018. The General Partner then has the option to extend the term by up to three years. At March 31, 2014, $50 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the multi-strategy funds line of the table above.
During 2013, we made a $60 million commitment as a limited partner in a fund that invests primarily in CLO equities ("CLO fund").  We will not be eligible to redeem our investment until December, 2017 but expect to receive interest distributions on a quarterly basis.  At March 31, 2014, $13 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the CLO - Equities line of the table above.  The CLO - Equities line also includes direct investment in the equity tranches of CLOs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2014	2013

Fixed maturities	$72,957	$69,683
Other investments	16,760	43,431
Equity securities	2,286	1,414
Cash and cash equivalents	863	1,267
Short-term investments	214	532
Gross investment income	93,080	116,327
Investment expenses	(10,336)	(7,419)
Net investment income	$82,744	$108,908

d) Net Realized Investment Gains

The following table provides an analysis of net realized investment gains:

	Three months ended March 31,
	2014	2013

Gross realized gains
Fixed maturities and short-term investments	$33,770	$32,864
Equities	19,267	25,917
Gross realized gains	53,037	58,781
Gross realized losses
Fixed maturities and short-term investments	(33,704)	(17,274)
Equities	(2,438)	(3,295)
Gross realized losses	(36,142)	(20,569)
Net OTTI recognized in earnings	(786)	(898)
Change in fair value of investment derivatives(1)	(5,489)	7,164
Net realized investment gains	$10,620	$44,478

(1) Refer to Note 5 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended March 31,
	2014	2013

Fixed maturities:
Non-U.S. government	$38	$—
Corporate debt	15	415
ABS	56	129
	109	544
Equity Securities
Common stocks	677	354
	677	354
Total OTTI recognized in earnings	$786	$898

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended March 31,
	2014	2013

Balance at beginning of period	$1,594	$1,809
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	—	—
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(4)	(97)
Balance at end of period	$1,590	$1,712

e) Reverse Repurchase Agreements

At March 31, 2014, we held $97 million (2013: $34 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income.

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

For our hedge fund investments with liquidity terms allowing us to fully redeem our holdings at the applicable NAV in the near term, we have classified these investments as Level 2. Certain investments in hedge funds, all of our direct lending funds and our CLO fund have redemption restrictions (see Note 3(b) for further details) that prevent us from redeeming in the near term and therefore we have classified these investments as Level 3.

At March 31, 2014, our direct investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At March 31, 2014
Assets
Fixed maturities
U.S. government and agency	$1,462,834	$221,168	$—	$1,684,002
Non-U.S. government	—	1,229,806	—	1,229,806
Corporate debt	—	3,835,565	—	3,835,565
Agency RMBS	—	2,364,758	—	2,364,758
CMBS	—	855,626	3,969	859,595
Non-Agency RMBS	—	99,489	—	99,489
ABS	—	932,822	30,724	963,546
Municipals	—	1,059,078	—	1,059,078
	1,462,834	10,598,312	34,693	12,095,839
Equity securities
Common stocks	428,234	—	—	428,234
Exchange-traded funds	153,859	—	—	153,859
Non-U.S. bond mutual funds	—	126,319	—	126,319
	582,093	126,319	—	708,412
Other investments
Hedge funds	—	428,914	464,666	893,580
Direct lending funds	—	—	26,003	26,003
CLO - Equities	—	—	86,179	86,179
	—	428,914	576,848	1,005,762
Short-term investments	—	296,800	—	296,800
Derivative instruments (see Note 5)	—	5,904	1,707	7,611
Total Assets	$2,044,927	$11,456,249	$613,248	$14,114,424
Liabilities
Derivative instruments (see Note 5)	$—	$2,131	$—	$2,131
Cash settled awards (see Note 7)	—	4,541	—	4,541
Total Liabilities	$—	$6,672	$—	$6,672

At December 31, 2013
Assets
Fixed maturities
U.S. government and agency	$1,119,632	$269,066	$—	$1,388,698
Non-U.S. government	—	1,176,382	—	1,176,382
Corporate debt	—	3,608,238	—	3,608,238
Agency RMBS	—	2,448,827	—	2,448,827
CMBS	—	793,396	4,018	797,414
Non-Agency RMBS	—	67,567	—	67,567
ABS	—	922,652	30,799	953,451
Municipals	—	1,545,750	—	1,545,750
	1,119,632	10,831,878	34,817	11,986,327
Equity securities
Common stocks	438,318	—	—	438,318
Exchange-traded funds	138,847	—	—	138,847
Non-U.S. bond mutual funds	—	124,822	—	124,822
	577,165	124,822	—	701,987
Other investments
Hedge funds	—	488,755	461,055	949,810
Direct lending funds	—	—	22,134	22,134
CLO - Equities	—	—	73,866	73,866
	—	488,755	557,055	1,045,810
Short-term investments	—	46,212	—	46,212
Derivative instruments (see Note 5)	—	6,824	984	7,808
Total Assets	$1,696,797	$11,498,491	$592,856	$13,788,144
Liabilities
Derivative instruments (see Note 5)	$—	$1,152	$815	$1,967
Cash settled awards (see Note 7)	—	8,693	—	8,693
Total Liabilities	$—	$9,845	$815	$10,660

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2014 and 2013, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds and our CLO fund priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at March 31, 2014 for our investments classified as Level 3 in the fair value hierarchy. These significant unobservable inputs have not changed significantly from December 31, 2013. Where appropriate, this table has been reconciled back to the asset class' total Level 3 holdings.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

ABS - CLO Debt	$29,911	Discounted cash flow	Credit spreads	3.6% - 4.4%	3.8%
			Illiquidity discount (1)	5.0%	5.0%
	813	Broker-dealer quote	n/a	n/a	n/a
	$30,724

Other investments - CLO - Equities	$38,542	Discounted cash flow	Default rates	4.0% - 5.0%	4.3%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	2.6% - 3.4%	3.3%
			Estimated maturity dates	3.4 - 4.5 years	4.1 years
	47,637	Net asset value	n/a	n/a	n/a
	$86,179

Derivatives - Weather derivatives, net	$1,707	Simulation model	Weather curve	5,100(2)	n/a (3)
			Weather standard deviation	55(2)	n/a (3)

(1) Judgmentally determined based on limited trades of similar securities observed in the secondary markets.
(2) Measured in Heating Degree Days ("HDD") which is the number of degrees the daily temperature is below a reference temperature. The cumulative HDD for the duration of the derivatives contract is compared to the strike value to determine the necessary settlement.

(3)
Due to the diversity of the portfolio, the range of unobservable inputs can be widespread; therefore, presentation of a weighted average is not useful. The current period reflects one open contract. Weather parameters may include various temperature and/or precipitation measures that will naturally vary by geographic location of each counterparty's operations.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended March 31, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	4,018	—	—	—	(20)	—	—	(29)	3,969	—
ABS	30,799	128	—	—	(95)	—	—	(108)	30,724	—
	34,817	128	—	—	(115)	—	—	(137)	34,693	—
Other investments
Hedge funds	461,055	—	—	8,177	—	4,500	—	(9,066)	464,666	8,177
Direct lending funds	22,134	—	—	552	—	3,445	—	(128)	26,003	552
CLO - Equities	73,866	—	—	6,150	—	12,845	—	(6,682)	86,179	6,150
	557,055	—	—	14,879	—	20,790	—	(15,876)	576,848	14,879
Other assets
Derivative instruments	984	—	—	4,718	—	—	—	(3,995)	1,707	1,540
	984	—	—	4,718	—	—	—	(3,995)	1,707	1,540
Total assets	$592,856	$128	$—	$19,597	$(115)	$20,790	$—	$(20,008)	$613,248	$16,419

Other liabilities
Derivative instruments	815	—	—	986	—	—	—	(1,801)	—	—
Total liabilities	$815	$—	$—	$986	$—	$—	$—	$(1,801)	$—	$—

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Three months ended March 31, 2013
Fixed maturities
Corporate debt	$1,550	$—	$—	$1,550	$—	$—	$(3,100)	$—	$—	$—
Non-Agency RMBS	1,110	—	—	—	213	—	—	(23)	1,300	—
CMBS	4,296	8,382	—	—	(78)	—	—	—	12,600	—
ABS	63,975	—	—	(112)	288	212,889	(10,190)	(101)	266,749	—
	70,931	8,382	—	1,438	423	212,889	(13,290)	(124)	280,649	—
Other investments
Hedge funds	359,996	—	—	18,528	—	52,436	—	(13,808)	417,152	18,528
Direct lending funds	—	—	—	—	—	—	—	—	—	—
CLO - Equities	62,435	—	—	9,953	—	—	—	(8,133)	64,255	9,953
	422,431	—	—	28,481	—	52,436	—	(21,941)	481,407	28,481
Other assets
Derivative instruments	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—
Total assets	$493,362	$8,382	$—	$29,919	$423	$265,325	$(13,290)	$(22,065)	$762,056	$28,481

Other liabilities
Derivative instruments	—	—	—	—	—	—	—	—	—	—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during the three months ended March 31, 2014 and 2013 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

There were no transfers to Level 2 from Level 3 made during the three months ended March 31, 2014 and 2013.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at March 31, 2014, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At March 31, 2014, our senior notes are recorded at amortized cost with a carrying value of $1,490 million (2013: $996 million) and have a fair value of $1,568 million (2013: $1,073 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

5.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

	March 31, 2014			December 31, 2013
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	$329,121	$78	$2,060	$254,023	$1,214	$1,032
Interest rate swaps	281,250	145	71	281,250	873	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	482,819	5,681	—	390,663	4,737	120
Weather-related contracts	5,000	1,707	—	24,451	984	815
Total derivatives		$7,611	$2,131		$7,808	$1,967

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

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

	March 31, 2014			December 31, 2013
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$9,262	$(1,651)	$7,611	$9,796	$(1,988)	$7,808
Derivative liabilities	3,782	(1,651)	2,131	3,955	(1,988)	1,967

(1)	Net asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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

The increase in the notional amount of investment-related derivatives since December 31, 2013 was due to an increase in Australian dollar-denominated fixed maturities being hedged.

Interest Rate Risk

Our investment portfolio contains a large percentage of fixed maturities which exposes us to significant interest rate risk. As part of our overall management of this risk, we may use interest rate swaps. The interest rate swaps held at March 31, 2014 convert part of our overall fixed rate exposure to a variable rate exposure which effectively reduces the duration of our overall portfolio.

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

The increase in the notional amount of underwriting related derivatives since December 31, 2013, was primarily due to new business written during the quarter.

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended March 31,
		2014	2013

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains	$(1,328)	$7,164
Interest rate swaps	Net realized investment gains	(4,161)	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	12,074	2,488
Weather-related contracts	Other insurance related income	3,678	—
Total		$10,263	$9,652

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Three months ended March 31,	2014	2013

Gross reserve for losses and loss expenses, beginning of period	$9,582,140	$9,058,731
Less reinsurance recoverable on unpaid losses, beginning of period	(1,900,112)	(1,825,617)
Net reserve for unpaid losses and loss expenses, beginning of period	7,682,028	7,233,114

Net incurred losses and loss expenses related to:
Current year	587,700	492,913
Prior years	(43,493)	(54,499)
	544,207	438,414
Net paid losses and loss expenses related to:
Current year	(13,249)	(10,846)
Prior years	(444,466)	(358,964)
	(457,715)	(369,810)

Foreign exchange and other	14,501	(85,276)

Net reserve for unpaid losses and loss expenses, end of period	7,783,021	7,216,442
Reinsurance recoverable on unpaid losses, end of period	1,884,820	1,881,261
Gross reserve for losses and loss expenses, end of period	$9,667,841	$9,097,703

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended March 31,
	2014	2013

Insurance	$11,608	$5,598
Reinsurance	31,885	48,901
Total	$43,493	$54,499

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for liability reinsurance and professional lines reinsurance business also contributed in the three months ended March 31, 2014 and 2013.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $29 million and $30 million of the total net favorable prior year reserve development for the three months ended March 31, 2014 and 2013, respectively. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. For the three months ended March 31, 2014 and 2013, we recognized $6 million and $16 million,

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

respectively, of net favorable prior year reserve development, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2004 through 2008 accident years.

Our medium-tail business consists primarily of professional insurance and reinsurance lines and credit and surety reinsurance business. Our professional lines reinsurance business contributed further net favorable prior year reserve development of $6 million and $8 million in the three months ended March 31, 2014 and 2013, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2008 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development.

Our credit and surety line recorded favorable development of $10 million for the three months ended March 31, 2013 primarily driven by better than expected loss emergence related to the 2011 and 2012 accident years.
The frequency and severity of natural catastrophe and weather activity was high in recent years and our March 31, 2014 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the 2011 Japanese earthquake and tsunami and 2010 and 2011 New Zealand earthquakes, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

7.	SHARE-BASED COMPENSATION

For the three months ended March 31, 2014, we incurred share-based compensation costs of $17 million (2013: $14 million) and recorded associated tax benefits of $3 million (2013: $2 million).

The fair value of shares vested during the three months ended March 31, 2014 was $61 million (2013: $59 million). At March 31, 2014 there were $168 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.8 years.

Awards to settle in shares

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the three months ended March 31, 2014:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	283	$35.74	3,430	$34.72
Granted	68	44.33	988	44.34
Vested	—	—	(1,230)	33.68
Forfeited	—	—	(60)	35.41
Nonvested restricted stock - end of period	351	$37.41	3,128	$38.03

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION (CONTINUED)

Cash-settled awards

During 2014 we also granted 952,543 restricted stock units that will settle in cash rather than shares when the awards ultimately vest; of which 22,837 restricted stock units are performance based and 929,706 restricted stock units are service based. At March 31, 2014, the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheet, was $5 million (2013: $1 million).

8.    EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended March 31,
	2014	2013

Basic earnings per common share
Net income	$148,471	$311,557
Less: noncontrolling interests	1,222	—
Less: preferred shares dividends	10,022	8,741
Net income available to common shareholders	137,227	302,816
Weighted average common shares outstanding - basic	109,053	117,022
Basic earnings per common share	$1.26	$2.59

Diluted earnings per common share
Net income available to common shareholders	$137,227	$302,816

Weighted average common shares outstanding - basic	109,053	117,022
Stock compensation plans	1,338	1,636
Weighted average common shares outstanding - diluted	110,391	118,658

Diluted earnings per common share	$1.24	$2.55

Anti-dilutive shares excluded from the dilutive computation	1,051	912

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS' EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended March 31,
	2014	2013

Shares issued, balance at beginning of period	174,134	171,867
Shares issued	1,061	1,728
Total shares issued at end of period	175,195	173,595

Treasury shares, balance at beginning of period	(64,649)	(53,947)
Shares repurchased	(4,036)	(3,369)
Shares reissued from treasury	235	27
Total treasury shares at end of period	(68,450)	(57,289)

Total shares outstanding	106,745	116,306

Treasury Shares

The following table presents our share repurchases:

	Three months ended March 31,
	2014	2013

In the open market:
Total shares	3,710	—
Total cost	$164,606	$—
Average price per share(1)	$44.37	$—

From employees:
Total shares	326	369
Total cost	$14,097	$14,668
Average price per share(1)	$43.14	$39.74

From founding shareholder:(2)
Total shares	—	3,000
Total cost	$—	$116,100
Average price per share(1)	$—	$38.70

Total shares repurchased:
Total shares	4,036	3,369
Total cost	$178,703	$130,768
Average price per share(1)	$44.27	$38.81

(1)	Calculated using whole figures.
(2) During the first quarter of 2013, we privately negotiated the repurchase of 3,000,000 common shares held by Trident II, L.P. and affiliated entities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	NONCONTROLLING INTERESTS

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

At March 31, 2014, total assets of Ventures Re were $58 million (2013: $50 million), consisting primarily of cash and cash equivalents and insurance receivables. Total liabilities were $7 million (2013: $nil) primarily consisting of unearned premium. The assets of Ventures Re can only be used to settle its own liabilities, and there is no recourse to the Company for any liabilities incurred by this entity.

The reconciliation of the beginning and ending balance of the noncontrolling interests in Ventures Re for the three months ended March 31, 2014 is as follows:

Total
2014

Balance at January 1, 2014	$50,000
Net income attributable to noncontrolling interests	1,222
Balance at March 31, 2014	$51,222

11.	DEBT AND FINANCING ARRANGEMENTS

a)	Senior Notes

On March 13, 2014, AXIS Specialty Finance PLC, a 100% owned finance subsidiary, issued $250 million aggregate principal amount of 2.65% senior unsecured notes (the "2.65% Senior Notes") at an issue price of 99.896% and $250 million aggregate principal amount of 5.15% senior unsecured notes (the "5.15% Senior Notes") at an issue price of 99.474%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $248 million and $246 million for the 2.65% Senior Notes and the 5.15% Senior Notes, respectively. Interest on the 2.65% Senior Notes and the 5.15% Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. Unless previously redeemed, the 2.65% Senior Notes and the 5.15% Senior Notes will mature on April 1, 2019 and April 1, 2045, respectively. The 2.65% Senior Notes and the 5.15% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance PLC. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance PLC under the 2.65% Senior Notes and the 5.15% Senior Notes. AXIS Capital's obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital. Net proceeds from this offering are expected to be used towards the repayment of $500 million of AXIS Capital’s 5.75% senior unsecured notes which mature on December 1, 2014.

We have the option to redeem the 2.65% Senior Notes and the 5.15% Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at March 31, 2014.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

Interest expense recognized in relation to all of our senior unsecured notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the underlying senior notes are outstanding. During the three months ended March 31, 2014, we incurred interest expense of $16 million (2013: $15 million) relating to all of our senior unsecured notes.

b)	Credit Facilities

Effective February 10, 2014, AXIS Specialty Finance PLC was added as a guarantor to our $250 million credit facility (the "Credit Facility").

On March 31, 2014, AXIS Capital's subsidiary, AXIS Specialty Limited, terminated the $170 million secured letter of credit facility (the "Lloyd's LOC Facility") with ING Bank N.V., London Branch ("ING"). The Funds at Lloyd's requirements for the Company's subsidiary, AXIS Corporate Capital UK Limited, to support the underwriting capacity of the Company's Lloyd's syndicate, AXIS Syndicate 1686, are now being met by capital pledged in the form of fixed income securities deposited directly with Lloyd's.

We are party to a $750 million letter of credit facility (the "LOC Facility") in addition to the Credit Facility. At March 31, 2014, letters of credit outstanding under the the LOC Facility and the Credit Facility totaled $462 million and nil, respectively. There was no debt outstanding under the Credit Facility.
We were in compliance with all LOC Facility and Credit Facility covenants at March 31, 2014.

12.    OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	2014			2013
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended March 31,
Available for sale investments:
Unrealized gains (losses) arising during the period	$80,560	$(9,177)	$71,383	$(18,602)	$77	$(18,525)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(16,069)	6,456	(9,613)	(37,254)	3,406	(33,848)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	64,491	(2,721)	61,770	(55,856)	3,483	(52,373)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	2,659	—	2,659	(141)	—	(141)
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	$67,150	$(2,721)	$64,429	$(55,997)	$3,483	$(52,514)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended March 31,
		2014	2013

Unrealized appreciation on available for sale investments
	Other realized investment gains	$16,855	$38,152
	OTTI losses	(786)	(898)
	Total before tax	16,069	37,254
	Tax expense	(6,456)	(3,406)
	Net of tax	$9,613	$33,848

(1)	Amounts in parentheses are debits to net income available to common shareholders.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2014 FINANCIAL HIGHLIGHTS

First Quarter 2014 Consolidated Results of Operations

•	Net income available to common shareholders of $137 million, or $1.26 per common share and $1.24 per diluted common share

•	Operating income of $137 million, or $1.24 per diluted common share(1)

•	Gross premiums written of $1.8 billion

•	Net premiums written of $1.7 billion

•	Net premiums earned of $946 million

•	Net favorable prior year reserve development of $43 million

•	No significant natural catastrophe and weather-related losses

•	Underwriting income of $109 million and combined ratio of 91.9%

•	Net investment income of $83 million

•	Net realized investment gains of $11 million
First Quarter 2014 Consolidated Financial Condition

•	Total cash and investments of $15.4 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $21.0 billion

•	Reserve for losses and loss expenses of $9.7 billion and reinsurance recoverable of $1.9 billion

•
Issued $250 million of 2.65% senior unsecured notes due in 2019, and $250 million of 5.15% senior unsecured notes which are due in 2045; total debt at March 31, 2014 was $1.5 billion and the debt to capital ratio was 20.4%

•	Repurchased 4.0 million common shares for a total cost of $179 million; at April 30, 2014 the remaining authorization under the repurchase program approved by our Board of Directors was $550 million

•	Common shareholders’ equity of $5.2 billion and diluted book value per common share of $47.13

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

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this strategy in the first three months of 2014 included:

•	continued expansion of our agriculture reinsurance business;

•
the addition of a number of underwriting and support staff including underwriting specialists in areas such as healthcare liability insurance, as we continue to build-out the Company's global platform, explore opportunities in new and existing lines of business and grow our business internationally;

•	the commencement of operations of our new syndicate at Lloyd's which provides us with access to Lloyd’s worldwide licenses and an extensive distribution network; and

•	the continued focus on lines of business with attractive rates.

In addition, during March 2014 we issued $250 million aggregate principal amount of 2.65% senior unsecured notes which will mature on April 1, 2019 and $250 million aggregate principal amount of 5.15% senior unsecured notes which will mature on April 1, 2045 (refer 'Liquidity and Capital Resources - Senior Notes' for more detail).

Results of Operations

	Three months ended March 31,
	2014	% Change	2013

Underwriting income:
Insurance	$16,788	(59%)	$40,989
Reinsurance	91,978	(29%)	129,810
Net investment income	82,744	(24%)	108,908
Net realized investment gains	10,620	(76%)	44,478
Other expenses, net	(53,659)	325%	(12,628)
Net income	148,471	(52%)	311,557
Net income attributable to noncontrolling interests	(1,222)	nm	—
Preferred share dividends	(10,022)	15%	(8,741)
Net income available to common shareholders	$137,227	(55%)	$302,816

Operating income	$137,069	(40%)	$227,492

nm – not meaningful

Underwriting Results

Total underwriting income for the three months ended March 31, 2014 was $109 million, compared to $171 million for the three months ended March 31, 2013. The decrease in underwriting income was driven by an increase in the current accident year loss ratio, an increase in the acquisition cost ratio and a $11 million decrease in net favorable prior year reserve development. The decrease was partially offset by growth in net premiums earned across both segments.

The reinsurance segment underwriting income decreased by $38 million in the three months ended March 31, 2014 compared to the same period in 2013. The decrease in underwriting income was primarily due to a decrease in net favorable prior year reserve development of $17 million, an increase in the acquisition cost ratio and an increase in the current accident year loss ratio reflecting a change in the business mix. The decrease was partially offset by growth in net premiums earned.

The insurance segment underwriting income decreased by $24 million in the three months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily due to an increase in the current accident year loss ratio which was impacted by a higher level of mid-size and attritional losses in the property lines, an increase in the underlying professional loss ratios reflecting a higher level of loss activity in recent periods and a change in the business mix. The decrease was partially offset by a $6 million increase in net favorable prior year reserve development and growth in net premiums earned.

Net Investment Income

Net investment income was $83 million for the three months ended March 31, 2014 which was a decrease from $109 million for the three months ended March 31, 2013. The decrease was primarily due to lower net investment income from our other investments as a result of a decrease in income from hedge funds. Income from hedge funds is impacted by the performance of the global equity markets which, while positive in both periods, recorded a strong performance during the first quarter of 2013. Higher investment balances and a small increase in pre-tax yields contributed to a $3 million increase in investment income from fixed maturities.

Net Realized Investment Gains

We realized insignificant investment gains on sales related to fixed maturity reallocations during the three months ended March 31, 2014, compared to net realized gains of $15 million during the three months ended March 31, 2013. Lower net gains during the current quarter are reflective of the significant declines in pricing for our fixed maturities following the increase in sovereign yield curves during the second quarter of 2013. In addition, during the three months ended March 31, 2014, we realized net gains on sales of equity securities of $17 million. This was lower than the $23 million of net realized gains on equities during the first quarter of

2013 which were a result of a large reduction in our equity holdings in order to fund incremental investments in hedge funds. Net losses of $5 million from the change in fair value of our investment derivatives during the three months ended March 31, 2014, reflected $4 million in net losses relating to interest rate swaps which were introduced during September 2013 to hedge interest rate risk for certain parts of our fixed maturity portfolio. These losses were more than offset by an increase in unrealized gains on our fixed maturity portfolio.

Other Expenses, Net

Foreign exchange losses for the three months ended March 31, 2014 were $4 million compared to foreign exchange gains of $35 million for the three months ended March 31, 2013, and reflected the re-measurement of our foreign denominated net insurance related liabilities. Excluding these foreign exchange related amounts, other expenses increased by $2 million in the three months ended March 31, 2014 compared to the same period of 2013. The change was driven by increases in corporate expenses, driven by personnel expenses as we continue the build-out of our global operations and an increase in the interest expense and financing costs driven by new debt issued during the three months ended March 31, 2014 which was partially offset by lower income tax expense following the reduction in net income.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to income for the three months ended March 31, 2014 attributable to the third party investors in Ventures Re. Refer Item 1, Note 10 to our Consolidated Financial Statements for additional information.

Preferred Share Dividends

The increase in preferred share dividends for the three months ended March 31, 2014 was driven by the increase in preferred equity capital at March 31, 2014 compared to March 31, 2013, following the preferred equity transactions executed in the second quarter of 2013, when we issued $225 million of 5.50% Series D preferred shares. The proceeds of the Series D preferred share issuance were partially used to redeem $100 million of 7.25% Series A preferred shares outstanding.

Outlook

The low frequency of large market losses in recent years combined with substantial and growing capital  available in the industry has led to increasing competitive pressures. However, despite the slowdown in pricing, there remain good fundamentals and opportunities for profitable growth in many insurance lines of business. We continue to observe better market conditions in the U.S. markets, where rate changes were generally stronger compared to international markets. In reinsurance, the global market continues to show signs of a supply and demand imbalance, with greater retentions and a substantial increase in supply coming from both established reinsurers as well as new alternative capital driving the current market conditions.  While the current pressures on the reinsurance markets are expected for the remainder of the year, we continue to maintain our focus on writing and renewing business with acceptable profitability.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at March 31,
	2014	2013

ROACE (annualized)(1)	10.6%	22.7%
Operating ROACE (annualized)(2)	10.6%	17.1%
DBV per common share(3)	$47.13	$44.67
Cash dividends declared per common share	$0.27	$0.25
Increase in diluted book value per common share adjusted for dividends	$1.60	$1.95

(1)
Return on average common equity (“ROACE”) is calculated by dividing annualized net income available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.

(2)
Operating ROACE is calculated by dividing annualized operating income for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. Refer ‘Non-GAAP Financial Measures’ for additional information and reconciliation to the nearest GAAP financial measure (ROACE).

(3)
Diluted book value (“DBV”) per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method. Cash settled awards are excluded from the denominator.

Return on Equity
The decrease in operating ROACE for the three months ended March 31, 2014 compared to the same period in 2013 is driven by the decrease in underwriting income and the reduction in the net investment income. Operating ROACE excludes the impact of net realized investment gains and foreign exchange gains (losses). In the three months end March 31, 2014, net realized investment gains were significantly lower, while movements in foreign exchange resulted in losses compared to gains, when compared to the three months ended March 31, 2013 which further contributed to the difference in the ROACE between the periods.
Diluted Book Value per Common Share
Our DBV per common share increase of 6% from that of a year ago primarily reflected the generation of $518 million in net income available to common shareholders over the past twelve months. This was partially offset by the reduction in the unrealized gains on investments included in accumulated other comprehensive income due to the significant rise in sovereign yield curves during the second quarter of 2013, and the payment of common dividends.
Diluted Book Value per Common Share Adjusted for Dividends
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. During the three months ended March 31, 2014, the total value created consisted primarily of our diluted net income per share of $1.24, unrealized gains on investments included in other comprehensive income and dividends declared. During the three months ended March 31, 2013, the total value created consisted primarily of our diluted net income per share of $2.55 and dividends declared which were partially offset by unrealized losses on investments included in other comprehensive income.

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

	Three months ended March 31,
	2014	% Change	2013

Revenues:
Gross premiums written	$1,821,399	4%	$1,746,483
Net premiums written	1,664,584	6%	1,570,440
Net premiums earned	945,949	8%	874,039
Other insurance related income	3,082		595

Expenses:
Current year net losses and loss expenses	(587,700)		(492,913)
Prior year reserve development	43,493		54,499
Acquisition costs	(172,036)		(145,491)
Underwriting-related general and administrative
expenses(1)	(124,022)		(119,930)

Underwriting income(2)	$108,766	(36%)	$170,799

General and administrative expenses(1)	$152,729		$141,475
Income before income taxes(2)	$152,596		$321,688

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $28,707 and $21,545 for the three months ended March 31, 2014 and 2013; refer to 'Other Expenses' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

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

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended March 31,
	2014	% Change	2013

Insurance	$601,721	1%	$596,715
Reinsurance	1,219,678	6%	1,149,768
Total	$1,821,399	4%	$1,746,483

% ceded
Insurance	24%	(3) pts	27%
Reinsurance	1%	—%	1%
Total	9%	(1) pts	10%

	Net Premiums Written
	Three months ended March 31,
	2014	% Change	2013

Insurance	$456,692	6%	$432,681
Reinsurance	1,207,892	6%	1,137,759
Total	$1,664,584	6%	$1,570,440

Gross premiums written for the three months ended March 31, 2014 increased by $75 million compared to the same period of 2013, and were driven by growth in our reinsurance segment with a smaller contribution from the insurance segment.

The increase in our reinsurance segment of $70 million in the three months ended March 31, 2014 compared to the same period of 2013 was primarily due to a number of treaties written on a multi-year basis, specifically in the property, catastrophe and motor lines. After adjusting for the portions of the written premium that related to future underwriting years, premiums written in the three months ended March 31, 2014 were comparable to the premiums written in the same period of 2013. After excluding the future years premiums, increases were noted in the motor lines reflecting growth in our European business written on a proportional basis and agriculture lines reflecting timing differences and our continuing initiatives to grow this line of business. This growth was offset by decreases in our professional, property and catastrophe lines primarily due to higher cedant retentions, treaty restructurings and non-renewals.

The increase in our insurance segment of $5 million in the three months ended March 31, 2014 compared to the same period of 2013, was driven by continued growth in liability business and was attributable to select new business opportunities and, to a lesser extent, rate increases in the U.S. wholesale excess casualty market. Credit and political risk also increased reflecting new business written during the period. These increases were partially offset by decreases in property, driven by timing and increasingly competitive market conditions, and accident and health lines, driven by a loss of a large cedant which was largely offset by new business and increased shares of existing programs.

The reduction in the ceded premium ratio for the three months ended March 31, 2014 compared to the same period of 2013, was primarily due to changes in our reinsurance purchasing programs in the insurance segment, both on an excess of loss and proportional basis.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended March 31,
	2014		2013		% Change

Insurance	$449,214	47%	$401,880	46%	12%
Reinsurance	496,735	53%	472,159	54%	5%
Total	$945,949	100%	$874,039	100%	8%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Growth in net premiums earned for our insurance segment was driven by the growth in the premiums written in the professional, accident and health and liability lines in recent periods as well as the impact of the reductions in the ceded reinsurance program. The reinsurance segment increase primarily reflected business written in recent periods in the professional lines, in the motor proportional book and the continued expansion of our agriculture business. This growth was partially offset by decreases in catastrophe and credit and surety lines.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended March 31,
	2014	% Point Change	2013

Current accident year loss ratio	62.1%	5.7	56.4%
Prior year reserve development	(4.6%)	1.6	(6.2%)
Acquisition cost ratio	18.2%	1.6	16.6%
General and administrative expense ratio(1)	16.2%	—	16.2%
Combined ratio	91.9%	8.9	83.0%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 3.0% and 2.5% for the three months ended March 31, 2014 and 2013, respectively. These costs are further discussed in the ‘Other Expenses’ section.

Current Accident Year Loss Ratio

The increase in the current accident year loss ratio for the three months ended March 31, 2014 of 5.7 points compared to the same period in 2013 was primarily attributable to an increase in the loss ratios, primarily in the insurance segment's property and professional lines reflecting a higher level of loss activity in recent periods, and a change in the business mix, which impacted both segments.

Prior Year Reserve Development

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended March 31,
	2014	2013

Insurance	$11,608	$5,598
Reinsurance	31,885	48,901
Total	$43,493	$54,499

Overview

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for liability reinsurance and professional lines reinsurance business also contributed in the three months ended March 31, 2014 and 2013.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $29 million and $30 million of the total net favorable prior year reserve development for the three months ended March 31, 2014 and 2013, respectively. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. For the three months ended March 31, 2014 and 2013, we recognized $6 million and $16 million, respectively, of net favorable prior year reserve development, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2004 through 2008 accident years.

Our medium-tail business consists primarily of professional insurance and reinsurance lines and credit and surety reinsurance business. Our professional lines reinsurance business contributed further net favorable prior year reserve development of $6 million and $8 million for the three months ended March 31, 2014 and 2013, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2008 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development.

Our credit and surety line recorded favorable development of $10 million for the three months ended March 31, 2013 primarily driven by better than expected loss emergence related to the 2011 and 2012 accident years.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

Estimates of Natural Catastrophe and Weather Related-Losses

The frequency and severity of natural catastrophe and weather activity was high in recent years and our March 31, 2014 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular tropical storm Sandy, the 2011 Japanese earthquake and tsunami and 2010 and 2011 New Zealand earthquakes, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended March 31,
	2014	2013

Property and other	$1,460	$5,355
Marine	2,701	13,129
Aviation	3,084	3,150
Credit and political risk	3,999	(9)
Professional lines	(343)	(1,656)
Liability	707	(14,371)
Total	$11,608	$5,598

In the three months ended March 31, 2014, we recognized $12 million of net favorable prior year reserve development, the principal components of which were:

•	$4 million of net favorable prior year reserve development on credit and political risk business, primarily related to better than expected experience on the 2012 accident year.

•	$3 million of net favorable prior year reserve development on aviation business, primarily related to better than expected experience on 2007 and prior accident years.

•
$3 million of net favorable prior year reserve development on marine business, driven by better than expected loss emergence on 2012 and prior accident years and partially offset by adverse development on the 2013 accident year due to updated information on one particular claim.

In the three months ended March 31, 2013, we recognized $6 million of net favorable prior year reserve development, the principal components of which were:

•	$14 million of net adverse prior year reserve development on liability business, related to developments on two particular claims during the quarter and pertaining to the 2007 and 2011 accident years.

•	$13 million of net favorable prior year reserve development on marine business, largely related to the 2010 through 2012 accident years and driven by better than expected loss emergence.

•	$5 million of net favorable prior year reserve development on property and other business, largely related to the 2010 and 2011 accident years and driven by better than expected loss emergence.

•
$2 million of net adverse prior year reserve development on professional lines business, driven by unfavorable developments on certain 2005 and 2008 accident year cases.  The impact of this development was partially muted by better than expected loss emergence on other classes of professional lines business.

Reinsurance Segment:

	Three months ended March 31,
	2014	2013

Property and other	$21,420	$8,824
Credit and surety	(790)	9,594
Professional lines	5,679	7,927
Motor	(444)	6,513
Liability	6,020	16,043
Total	$31,885	$48,901

In the three months ended March 31, 2014, we recognized $32 million of net favorable prior year reserve development, the principal components of which were:

•
$21 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence. Included in this net development is $12 million of adverse development on agriculture reserves relating to loss developments on events occurring late in the 2013 accident year.

•	$6 million of net favorable prior year reserve development on liability reinsurance business for the reasons discussed in the overview.

•	$6 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2005 through 2008 accident years, for reasons discussed in the overview.

In the three months ended March 31, 2013, we recognized $49 million of net favorable prior year reserve development, the principal components of which were:

•	$16 million of net favorable prior year reserve development on liability reinsurance business for the reasons discussed in the overview.

•
$10 million of net favorable prior year reserve development on trade credit and surety reinsurance business, primarily related to the 2011 and 2012 accident years and driven by better than expected loss emergence.

•
$9 million of net favorable prior year reserve development on property and other business, primarily driven by better than expected loss emergence on the 2010 and 2012 accident years, outside of development on natural catastrophe and significant weather events of the 2010 through 2012 calendar years.

•	$8 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2006 through 2008 accident years, for reasons discussed in the overview.

Acquisition Cost Ratio: The increase in the acquisition cost ratio for the three months ended March 31, 2014 to 18.2% compared to 16.6% in the three months ended March 31, 2013 reflected increases in both segments. The increase in the reinsurance segment was primarily driven by the variances in accruals for loss-sensitive features in underlying contracts and higher acquisition costs paid on certain lines of business, while business mix changes drove the increase in the insurance segment.

General and Administrative Expense Ratio: The general and administrative expense ratio has remained consistent at 16.2% in the three months ended March 31, 2014 compared to the same period in 2013. The increase in personnel costs associated with the continued build-out of the Company's global platforms was offset by the increase in net premiums earned.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended March 31,
	2014	% Change	2013

Revenues:
Gross premiums written	$601,721	1%	$596,715
Net premiums written	456,692	6%	432,681
Net premiums earned	449,214	12%	401,880
Other insurance related income	—		595

Expenses:
Current year net losses and loss expenses	(291,031)		(222,934)
Prior year reserve development	11,608		5,598
Acquisition costs	(65,057)		(57,261)
General and administrative expenses	(87,946)		(86,889)

Underwriting income	$16,788	(59%)	$40,989

Ratios:		% Point Change
Current year loss ratio	64.8%	9.3	55.5%
Prior year reserve development	(2.6%)	(1.2)	(1.4%)
Acquisition cost ratio	14.5%	0.3	14.2%
General and administrative expense ratio	19.6%	(2.0)	21.6%
Combined ratio	96.3%	6.4	89.9%

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended March 31,
	2014		2013		% Change

Property	$139,929	24%	$151,376	25%	(8%)
Marine	85,722	14%	79,893	13%	7%
Terrorism	6,978	1%	8,213	1%	(15%)
Aviation	2,717	—%	3,376	1%	(20%)
Credit and political risk	18,307	3%	10,003	2%	83%
Professional lines	154,248	26%	159,809	27%	(3%)
Liability	74,366	12%	57,811	10%	29%
Accident and health	119,454	20%	126,234	21%	(5%)
Total	$601,721	100%	$596,715	100%	1%

Gross premiums written increased by $5 million to $602 million for the three months ended March 31, 2014 compared to $597 million for the three months ended March 31, 2013. The growth was primarily driven by the liability and credit and political risk lines. This was partially offset by decreases in the property and accident and health lines. The liability lines increased by $17 million primarily due to new business opportunities in the U.S. wholesale excess casualty markets, which also benefitted from increasing rates, and the continued growth in the U.S. primary casualty market which the Company re-entered during 2013. Credit and political risk growth reflected new business written during the period. These were partially offset by decreases in property which was impacted by timing differences for renewals of certain contracts and increasingly competitive market conditions. The decreases in the accident and health lines were driven by a loss of a large cedant which was largely offset by new business and increased shares of existing programs.

Premiums Ceded: Premiums ceded were $145 million, or 24% of gross premiums written, for the three months ended March 31, 2014 compared to $164 million, or 27% of gross premiums written, for the three months ended March 31, 2013. The reduction in premium ceded between the two periods related to changes in our reinsurance purchasing program implemented during 2013 and included excess of loss treaty reductions driven by both retention and rate, and proportional changes related to reductions in the cession rates on our professional lines and liability reinsurance programs.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2014		2013		% Change

Property	$115,385	25%	$108,105	27%	7%
Marine	44,993	10%	43,519	11%	3%
Terrorism	8,790	2%	10,281	3%	(15%)
Aviation	9,908	2%	13,309	3%	(26%)
Credit and political risk	15,935	4%	17,969	4%	(11%)
Professional lines	155,979	35%	138,137	34%	13%
Liability	35,056	8%	22,191	6%	58%
Accident and health	63,168	14%	48,369	12%	31%
Total	$449,214	100%	$401,880	100%	12%

Net premiums earned increase of $47 million to $449 million for the three months ended March 31, 2014 compared to $402 million for the three months ended March 31, 2013 was driven by the growth in the premiums written in the professional, accident and health and liability lines in recent periods as well as the positive impact of the reductions in the ceded reinsurance program.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2014	% Point Change	2013

Current accident year	64.8%	9.3	55.5%
Prior year reserve development	(2.6%)	(1.2)	(1.4%)
Loss ratio	62.2%	8.1	54.1%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 64.8% for the three months ended March 31, 2014 from 55.5% for the three months ended March 31, 2013. This increase was primarily driven by:

•
an increase in the current accident year loss ratio in the property lines, which were primarily impacted by a higher level of mid-size and attritional losses during the three months ended March 31, 2014;

•
an increase in the loss ratios in our professional lines, relating primarily to certain parts of our D&O business written in the United States, established during the fourth quarter of 2013 following recent loss experience. The increase primarily relates to business written during 2013 which continues to be earned during 2014; and

•	a change in the business mix.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio: The segment's acquisition cost ratio increased to 14.5% in three months ended March 31, 2014 compared to 14.2% in the three months ended March 31, 2013 and was primarily driven by a change in the business mix and reductions in commissions earned due to lower ceded premiums.

General and Administrative Expense Ratio: The general and administrative expenses in the three months ended March 31, 2014 were comparable to the same period in 2013. The reduction in the general and administrative expense ratio was due to the growth in net premiums earned.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended March 31,
	2014	% Change	2013

Revenues:
Gross premiums written	$1,219,678	6%	$1,149,768
Net premiums written	1,207,892	6%	1,137,759
Net premiums earned	496,735	5%	472,159
Other insurance related income	3,082	nm	—

Expenses:
Current year net losses and loss expenses	(296,669)		(269,979)
Prior year reserve development	31,885		48,901
Acquisition costs	(106,979)		(88,230)
General and administrative expenses	(36,076)		(33,041)

Underwriting income	$91,978	(29%)	$129,810
Ratios:		% Point Change
Current year loss ratio	59.7%	2.5	57.2%
Prior year reserve development	(6.4%)	4.0	(10.4%)
Acquisition cost ratio	21.5%	2.8	18.7%
General and administrative expense ratio	7.3%	0.3	7.0%
Combined ratio	82.1%	9.6	72.5%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended March 31,
	2014		2013		% Change

Catastrophe	$171,260	15%	$167,803	14%	2%
Property	239,620	20%	221,876	19%	8%
Professional lines	68,219	6%	90,555	8%	(25%)
Credit and surety	208,468	17%	208,308	18%	—%
Motor	274,019	22%	224,991	20%	22%
Liability	102,644	8%	99,587	9%	3%
Agriculture	103,165	8%	80,017	7%	29%
Engineering	36,510	3%	40,912	4%	(11%)
Other	15,773	1%	15,719	1%	—%
Total	$1,219,678	100%	$1,149,768	100%	6%

Gross premiums written increased by $70 million to $1.2 billion for the three months ended March 31, 2014 compared to $1.1 billion for the three months ended March 31, 2013. The growth was driven by a number of treaties written on a multi-year basis, specifically in the property, catastrophe and motor lines.

After adjusting for the portions of the gross written premium that related to future underwriting years, premiums written in the three months ended March 31, 2014 were comparable to the premiums written in the same period of 2013. After excluding the future years premiums, increases were noted in the motor lines reflecting growth in our European business written on a proportional basis and agriculture lines reflecting differences in the timing of certain renewals and our continuing initiatives to grow this line of business. This growth was offset by decreases in our professional, property and catastrophe lines primarily due to higher cedant retentions, treaty restructurings and non-renewals due to pricing.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2014		2013		% Change

Catastrophe	$84,717	17%	$94,093	20%	(10%)
Property	82,541	17%	84,847	18%	(3%)
Professional lines	84,777	17%	70,479	15%	20%
Credit and surety	59,363	12%	66,660	14%	(11%)
Motor	70,562	14%	56,597	12%	25%
Liability	66,046	13%	58,410	12%	13%
Agriculture	30,639	6%	22,393	5%	37%
Engineering	13,351	3%	14,446	3%	(8%)
Other	4,739	1%	4,234	1%	12%
Total	$496,735	100%	$472,159	100%	5%

Net premiums earned increase of $25 million to $497 million for the three months ended March 31, 2014 compared to $472 million for the three months ended March 31, 2013 was driven by growth in the business written in recent periods in the professional, motor and agriculture lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2014	% Point Change	2013

Current accident year	59.7%	2.5	57.2%
Prior year reserve development	(6.4%)	4.0	(10.4%)
Loss ratio	53.3%	6.5	46.8%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 59.7% for the three months ended March 31, 2014 from 57.2% for the three months ended March 31, 2013. This increase was primarily driven by changes in the business mix, partially offset by a lower level of attritional losses incurred across most lines of business.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio: The segment's acquisition cost ratio increased to 21.5% in three months ended March 31, 2014 compared to 18.7% in the three months ended March 31, 2013. The increase was primarily driven by variances in accruals for loss-sensitive features in underlying contracts and higher acquisition costs paid on certain lines of business. Accruals related to loss-sensitive features reduced the segment's acquisition cost ratio in the first quarter of 2013; however, these features had a lesser impact on the first quarter of 2014.

General and Administrative Expense Ratio: Total general and administrative expenses increased in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to additional staffing costs associated with the continued build-out of the segment's global platform. Growth in net earned premium reduced the impact of the increase in costs on the general and administrative expense ratio.

OTHER EXPENSES, NET

The following table provides a breakdown of our other expenses, net:

	Three months ended March 31,
	2014	% Change	2013

Corporate expenses	$28,707	33%	$21,545
Foreign exchange losses (gains)	4,233	nm	(34,882)
Interest expense and financing costs	16,594	5%	15,834
Income tax expense	4,125	(59%)	10,131
Total	$53,659	325%	$12,628

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.0% and 2.5% for the three months ended March 31, 2014 and 2013, respectively. The increase in corporate expenses, primarily related to increased personnel and information technology costs as we expand our operations globally.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. The foreign exchange losses for the periods presented were largely driven by the re-measurement of net insurance related liabilities. The foreign exchange losses for the three months ended March 31, 2014 were primarily driven by appreciation of the Australian dollar and the Sterling against the U.S. Dollar. Comparatively, for the three months ended March 31, 2013, depreciation of the Sterling and the euro was the primary driver of the gain.

Interest Expense and Financing Costs: Interest expense and financing costs primarily relate to interest due on our senior notes and has increased following the issuance during the three months ended March 31, 2014, of $250 million of 2.65% senior unsecured notes due in 2019, and $250 million of 5.15% senior unsecured notes which are due in 2045. See 'Liquidity and Capital Resources - Senior Notes' for further details.

Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 2.7% and 3.1% for the three months ended March 31, 2014 and 2013, respectively. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended March 31,
	2014	% Change	2013

Fixed maturities	$72,957	5%	$69,683
Other investments	16,760	(61%)	43,431
Equities	2,286	62%	1,414
Cash and cash equivalents	863	(32%)	1,267
Short-term investments	214	(60%)	532
Gross investment income	93,080	(20%)	116,327
Investment expense	(10,336)	39%	(7,419)
Net investment income	$82,744	(24%)	$108,908

Pre-tax yield:(1)
Fixed maturities	2.5%		2.4%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Larger average investment balances during the period and a small increase in pre-tax yields contributed to the increase in investment income from fixed maturities.

Equities

The increase in dividend income (net of withholding taxes) during the period is mainly due to higher dividend yields.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended March 31,
	2014	2013

Hedge funds	$10,610	$33,478
CLO - Equities	6,150	9,953
Total net investment income from other investments	$16,760	$43,431

Pre-tax return on other investments(1)	1.7%	4.8%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

The decrease in the total net investment income from other investments compared to the the same period of 2013 was primarily due to a decrease in income from hedge funds. Income from hedge funds is impacted by the performance of the global equity markets which, while positive in both periods, recorded a strong performance during the first quarter of 2013.

Net Realized Investment Gains

The following table provides a breakdown of net realized investment gains:

	Three months ended March 31,
	2014	2013

On sale of investments:
Fixed maturities and short-term investments	$66	$15,357
Equity securities	16,829	22,855
	16,895	38,212
OTTI charges recognized in earnings	(786)	(898)
Change in fair value of investment derivatives	(5,489)	7,164
Net realized investment gains	$10,620	$44,478

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. Lower net gains during the current quarter are reflective of the significant declines in pricing for our fixed maturities versus the comparative quarter.

Improvements in global equity markets during 2013 enabled us to realize net gains on sales of our equity securities (primarily common stock) during the quarter. The net realized gains taken in the previous year quarter were reflective of a large reduction in equity holdings in order to fund incremental investments in hedge funds.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During 2014, our foreign exchange hedges resulted in $1 million of net losses which related primarily to securities denominated in Australian dollar.

During 2013, we introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio. During the current quarter, we recorded $4 million of net losses relating to our interest rate swaps.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended March 31,
	2014	2013

Net investment income	$82,744	$108,908
Net realized investments gains	10,620	44,478
Change in net unrealized gains/losses	64,490	(55,855)
Total	$157,854	$97,531

Average cash and investments(1)	$14,998,856	$14,492,197

Total return on average cash and investments, pre-tax(2)	1.1%	0.7%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)	Excluding the impact of foreign currencies due to matching with foreign denominated insurance liabilities, the total return would be 1.1% for 2014 (2013: 1.0%).

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	March 31, 2014		December 31, 2013
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$12,023,304	$12,095,839	$11,987,146	$11,986,327
Equities	581,473	708,412	566,219	701,987
Other investments	797,735	1,005,762	839,177	1,045,810
Short-term investments	296,800	296,800	46,212	46,212
Total investments	$13,699,312	$14,106,813	$13,438,754	$13,780,336

Cash and cash equivalents(1)	$1,294,709	$1,294,709	$987,876	$987,876

(1)	Includes restricted cash and cash equivalents of $89 million and $65 million for 2014 and 2013, respectively.

The amortized cost/cost of our total investments increased by $261 million from December 31, 2013, primarily due to the investing of a portion of our financing cash flows, driven by our new senior notes issuance (refer to 'Liquidity and Capital Resources - Senior Notes' for additional information) and operating cash flows generated during the quarter. The $326 million increase in the fair value of our total investments was also driven by the investment of the financing and operating cash flows along with improved valuations on our fixed maturities.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	March 31, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,684,002	13%	$1,388,698	11%
Non-U.S. government	1,229,806	10%	1,176,382	10%
Corporate debt	3,835,565	32%	3,608,238	30%
Agency RMBS	2,364,758	20%	2,448,827	20%
CMBS	859,595	7%	797,414	7%
Non-Agency RMBS	99,489	1%	67,567	1%
ABS	963,546	8%	953,451	8%
Municipals(1)	1,059,078	9%	1,545,750	13%
Total	$12,095,839	100%	$11,986,327	100%

Credit ratings:
U.S. government and agency	$1,684,002	13%	$1,388,698	11%
AAA(2)	4,201,850	36%	4,160,744	35%
AA	1,468,470	12%	1,795,291	15%
A	2,206,074	18%	2,220,263	19%
BBB	1,532,721	13%	1,468,669	12%
Below BBB(3)	1,002,722	8%	952,662	8%
Total	$12,095,839	100%	$11,986,327	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS.

(3)	Non-investment grade securities.

During the quarter, we reduced our allocation to municipals and agency RMBS after spreads tightened and their after-tax valuations became less attractive. The proceeds were reallocated to U.S government and agency, corporate debt and CMBS.

At March 31, 2014, our fixed maturities had a weighted average credit rating of AA- (2013: AA-) and an average duration of 3.1 years (2013: 3.3 years). An interest rate swap further reduced our duration to 3.0 years (2013: 3.2 years). When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $13.7 billion), the average credit rating would be AA- (2013: AA-) and duration (including interest rate swaps) would be 2.7 years (2013: 2.9 years).

During the quarter, net unrealized gains/losses on fixed maturities moved from a net unrealized loss of $1 million at December 31, 2013 to a net unrealized gain of $73 million March 31, 2014.

Equities

During the quarter, net unrealized gains on equities decreased from $136 million at December 31, 2013 to $127 million at March 31, 2014. The decline was due to sales resulting in net realized gains of $17 million during the quarter, offset by improved valuations reflective of markets.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	March 31, 2014		December 31, 2013

Hedge funds
Long/short equity funds	$362,688	36%	$425,444	41%
Multi-strategy funds	295,485	29%	285,155	27%
Event-driven funds	184,342	18%	190,458	18%
Leveraged bank loan funds	51,065	5%	48,753	5%
Total hedge funds	893,580	88%	949,810	91%

Direct lending funds	26,003	3%	22,134	2%

Total hedge and direct lending funds	919,583	91%	971,944	93%

CLO - Equities	86,179	9%	73,866	7%
Total other investments	$1,005,762	100%	$1,045,810	100%

The $56 million decrease in the fair value of our total hedge funds in 2014 was driven by $67 million of net redemptions offset by $11 million of price appreciation as our hedge funds benefited from the continued growth of the global equity and credit markets.

We have made total commitments of $110 million to managers of direct lending funds. To date, $26 million of our total commitment has been called.

CLO - Equities includes direct investment in CLO equities and a CLO fund. During the quarter, $13 million of the CLO fund commitment was called.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a general discussion of our liquidity and capital resources. During the three months ended March 31, 2014, we:

•	issued $250 million of 2.65% senior unsecured notes due in 2019, and $250 million of 5.15% senior unsecured notes which are due in 2045;

•
terminated the $170 million secured letter of credit facility used to support the underwriting capacity of the Company's Lloyd's syndicate, AXIS Syndicate 1686 (the "Lloyd's LOC Facility") and replaced it with capital pledged in the form of fixed income securities deposited directly with Lloyd's;

•	continued the execution of common share repurchases under the program authorized by our Board of Directors.

The following table summarizes our consolidated capital for the periods indicated:

	March 31, 2014	December 31, 2013

Senior notes	$1,490,198	$995,855

Preferred shares	627,843	627,843
Common equity	5,199,206	5,190,119
Shareholders’ equity attributable to AXIS Capital	5,827,049	5,817,962
Total capital	$7,317,247	$6,813,817

Ratio of debt to total capital	20.4%	14.6%

Ratio of debt and preferred equity to total capital	28.9%	23.8%

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

Our Consolidated Balance Sheet at March 31, 2014 reflected the issuance of $250 million of 2.65% senior unsecured notes due in 2019, and $250 million of 5.15% senior unsecured notes which are due in 2045 (discussed further below). The net proceeds from these offerings are expected to be used towards the repayment of $500 million of AXIS Capital’s 5.75% senior unsecured notes which mature on December 1, 2014. As such, the increases in our debt to total capital and debt and preferred equity to total capital ratios are expected to be temporary. We believe that our financial flexibility remains strong.

Senior Notes

On March 13, 2014, AXIS Specialty Finance PLC, a 100% owned finance subsidiary, issued $250 million aggregate principal amount of 2.65% senior unsecured notes (the "2.65% Senior Notes") at an issue price of 99.896% and $250 million aggregate principal amount of 5.15% senior unsecured notes (the "5.15% Senior Notes") at an issue price of 99.474%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $248 million and $246 million for the 2.65% Senior Notes and the 5.15% Senior Notes, respectively. Interest on the 2.65% Senior Notes and the 5.15% Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. Unless previously redeemed, the 2.65% Senior Notes and the 5.15% Senior Notes will mature on April 1, 2019 and April 1, 2045, respectively. The 2.65% Senior Notes and the 5.15% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance PLC. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance PLC under the 2.65% Senior Notes and the 5.15% Senior Notes. AXIS Capital's obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital. Net proceeds from this offering are expected to be used towards the repayment of AXIS Capital’s 5.75% senior unsecured notes which mature on December 1, 2014.

We have the option to redeem the 2.65% Senior Notes and the 5.15% Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at March 31, 2014.

Secured Letter of Credit Facilities

On March 31, 2014, AXIS Capital's subsidiary, AXIS Specialty Limited, terminated our Lloyd's LOC Facility with ING Bank N.V., London Branch. The Funds at Lloyd's requirements for the Company's subsidiary, AXIS Corporate Capital UK Limited, to support the underwriting capacity of the Company's Lloyd's syndicate, AXIS Syndicate 1686, are now being met by capital pledged in the form of fixed income securities deposited directly with Lloyd's.

Credit Facility

Effective February 10, 2014, AXIS Specialty Finance PLC was added as a guarantor to our $250 million credit facility.

Common Equity

During the three months ended March 31, 2014, our common equity increased by $9 million. The following table reconciles our opening and closing common equity positions:

Three months ended March 31,	2014

Common equity - opening	$5,190,119
Net income attributable to AXIS Capital	147,249
Shares repurchased for treasury	(178,703)
Change in unrealized appreciation on available for sale investments, net of tax	61,770
Common share dividends	(28,985)
Preferred share dividends	(10,022)
Share-based compensation expense recognized in equity	12,852
Foreign currency translation adjustment	2,659
Shares issued and other	2,267
Common equity - closing	$5,199,206

During the three months ended March 31, 2014, we repurchased 4.0 million common shares for a total of $179 million (including $165 million pursuant to our Board-authorized share repurchase program and $14 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan). During April 2014, we repurchased an additional 0.8 million of our common shares at an average price of $45.95, and at April 30, 2014, the remaining authorization under the common share repurchase program approved by our Board of Directors was $550 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

As disclosed in our 2013 Annual Report on Form 10-K, we believe that the material items requiring such subjective and complex estimates are our:

•	reserves for losses and loss expenses;

•	reinsurance recoverable balances;

•	premiums;

•	fair value measurements for our financial assets and liabilities; and

•	assessments of other-than-temporary impairments.

With the exception of the update outlined in the section below, we believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 continues to describe the significant estimates and judgments included in the preparation of our Consolidated Financial Statements.
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

During 2013, the Company significantly enhanced the capabilities and resources dedicated to the actuarial reserving function. During the first quarter of 2014, management has relied upon its internal actuarial reserving function for the quarterly reserve evaluation process and did not utilize the services of an independent actuarial firm. The Company will continue to rely on its internal actuarial function for future quarterly reserving process. On an annual basis, the Company will use an independent actuarial firm to provide an actuarial opinion on the reasonableness of our loss reserves for each of our operating subsidiaries; such actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm discusses its conclusions from the annual review with management and presents its findings to our Board of Directors.

NEW ACCOUNTING STANDARDS

At April 30, 2014, there were no recently issued accounting pronouncements where our adoption of such guidance was pending.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2014, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended March 31,
	2014	2013

Net income available to common shareholders	$137,227	$302,816
Net realized investment gains, net of tax(1)	(4,299)	(41,071)
Foreign exchange losses (gains), net of tax(2)	4,141	(34,253)
Operating income	$137,069	$227,492

Earnings per common share - diluted	$1.24	$2.55
Net realized investment gains, net of tax	(0.04)	(0.34)
Foreign exchange losses (gains), net of tax	0.04	(0.29)
Operating income per common share - diluted	$1.24	$1.92

Weighted average common shares and common share equivalents - diluted(3)	110,391	118,658

Average common shareholders’ equity	$5,194,663	$5,331,753

ROACE (annualized)	10.6%	22.7%

Operating ROACE (annualized)	10.6%	17.1%

(1)
Tax cost of $6,321 and $3,407 for the three months ended March 31, 2014 and 2013, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax benefit (cost) of $92 and ($629) for the three months ended March 31, 2014 and 2013, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)	Refer to Item 1, Note 8 to our Consolidated Financial Statements for further details on the dilution calculation.
A reconciliation of consolidated underwriting income to income before income taxes (the nearest GAAP financial measure) can be found in Item 1, Note 2 to the Consolidated Financial Statements. Underwriting-related general and administrative expenses are reconciled to general and administrative expenses (the nearest GAAP financial measure) within 'Underwriting Results - Group'.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2013 Form 10-K. With the exception of the changes in exposure to foreign currency risk presented below, there have been no material changes to this item since December 31, 2013.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2014
Net managed assets (liabilities), excluding derivatives	$36,835	$(198,081)	$60,716	$201,699	$40,262	$40,081	$29,518	$211,030
Foreign currency derivatives, net	(32,446)	200,382	(90,588)	8,263	100,083	(38,323)	(4,056)	143,315
Net managed foreign currency exposure	4,389	2,301	(29,872)	209,962	140,345	1,758	25,462	354,345
Other net foreign currency exposure	4,949	—	858	27,864	8,239	13,501	305,922	361,333
Total net foreign currency exposure	$9,338	$2,301	$(29,014)	$237,826	$148,584	$15,259	$331,384	$715,678
Net foreign currency exposure as a percentage of total shareholders’ equity	0.2%	—%	(0.5%)	4.0%	2.5%	0.3%	5.6%	12.2%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$934	$230	$(2,901)	$23,783	$14,858	$1,526	$33,138	$71,568

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31 2014, our total managed foreign currency exposure was $716 million net long, driven by increases in our exposures to the Euro and the Sterling, primarily due to new business written during the first quarter of 2014 as part of the January 2014 renewal season.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(2)

January 1-31, 2014	12,212	$45.95	—	$750.0	million
February 1-28, 2014	1,964,883	$43.28	1,652,236	$678.4	million
March 1-31, 2014	2,059,357	$45.20	2,057,478	$585.4	million
Total	4,036,452		3,709,714	$585.4	million

(1)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(2)
On December 9, 2013, our Board of Directors authorized a share repurchase plan to repurchase up to $750 million of our common shares through to December 31, 2015. The share repurchase authorization became effective on January 1, 2014. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

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

4.5
Senior Indenture, dated as of March 13, 2014, among AXIS Specialty Finance PLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 13, 2014).

4.6	Form of 2.650% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 13, 2014).
4.7	Form of 5.150% Senior Notes due 2045 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 13, 2014).
*10.1	2014 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2014).
10.2
Guaranty, made as of February 10, 2014, by AXIS Specialty Finance PLC under the Credit Agreement dated March 26, 2013, as amended, among the Company and certain subsidiaries of the Company, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Fronting Bank and L/C Administrator (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2014).

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibit 10.1 represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

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
Dated: May 1, 2014

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)