Form 10-Q
period 2014-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2014-07-31
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
As of July 23, 2014, there were 105,318,185 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2014: $12,428,133; 2013: $11,987,146)	$12,598,897	$11,986,327
Equity securities, available for sale, at fair value (Cost 2014: $614,174; 2013: $566,219)	744,760	701,987
Other investments, at fair value	1,044,492	1,045,810
Short-term investments, at fair value and amortized cost	100,166	46,212
Total investments	14,488,315	13,780,336
Cash and cash equivalents	1,044,026	923,326
Restricted cash and cash equivalents	145,377	64,550
Accrued interest receivable	91,278	97,132
Insurance and reinsurance premium balances receivable	2,422,983	1,688,957
Reinsurance recoverable on unpaid and paid losses	1,954,985	1,929,988
Deferred acquisition costs	623,573	456,122
Prepaid reinsurance premiums	337,608	330,261
Receivable for investments sold	366	1,199
Goodwill and intangible assets	90,025	89,528
Other assets	247,921	273,385
Total assets	$21,446,457	$19,634,784

Liabilities
Reserve for losses and loss expenses	$9,805,988	$9,582,140
Unearned premiums	3,411,108	2,683,849
Insurance and reinsurance balances payable	272,062	234,412
Senior notes	1,490,427	995,855
Payable for investments purchased	237,019	21,744
Other liabilities	221,348	248,822
Total liabilities	15,437,952	13,766,822

Shareholders’ equity
Preferred shares	627,843	627,843
Common shares (2014: 175,315; 2013: 174,134 shares issued and 2014: 103,906; 2013: 109,485 shares outstanding)	2,189	2,174
Additional paid-in capital	2,261,084	2,240,125
Accumulated other comprehensive income	272,664	117,825
Retained earnings	5,331,199	5,062,706
Treasury shares, at cost (2014: 71,409; 2013: 64,649 shares)	(2,539,269)	(2,232,711)
Total shareholders’ equity attributable to AXIS Capital	5,955,710	5,817,962
Noncontrolling interests	52,795	50,000
Total shareholders’ equity	6,008,505	5,867,962

Total liabilities and shareholders’ equity	$21,446,457	$19,634,784

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three months ended		Six months ended
	2014	2013	2014	2013
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,000,400	$945,873	$1,946,349	$1,819,911
Net investment income	114,867	83,112	197,610	192,019
Other insurance related income	1,683	435	4,766	1,030
Net realized investment gains:
Other-than-temporary impairment (OTTI) losses	(1,905)	(5,127)	(2,690)	(6,025)
Non-credit portion of OTTI losses recognized in other comprehensive income	—	—	—	—
Other realized investment gains	35,166	21,362	46,572	66,738
Total net realized investment gains	33,261	16,235	43,882	60,713
Total revenues	1,150,211	1,045,655	2,192,607	2,073,673

Expenses
Net losses and loss expenses	565,829	642,899	1,110,036	1,081,313
Acquisition costs	191,862	169,719	363,899	315,209
General and administrative expenses	151,081	149,034	303,810	290,508
Foreign exchange losses (gains)	9,705	(10,320)	13,939	(45,201)
Interest expense and financing costs	19,975	15,260	36,569	31,095
Total expenses	938,452	966,592	1,828,253	1,672,924

Income before income taxes	211,759	79,063	364,354	400,749
Income tax expense (benefit)	9,500	(4,662)	13,625	5,469
Net income	202,259	83,725	350,729	395,280
Net income attributable to noncontrolling interests	1,573	—	2,795	—
Net income attributable to AXIS Capital	200,686	83,725	347,934	395,280
Preferred share dividends	10,022	8,197	20,044	16,938
Loss on repurchase of preferred shares	—	3,081	—	3,081
Net income available to common shareholders	$190,664	$72,447	$327,890	$375,261

Per share data
Net income per common share:
Basic net income	$1.81	$0.63	$3.06	$3.23
Diluted net income	$1.79	$0.62	$3.03	$3.19
Weighted average number of common shares outstanding - basic	105,118	115,163	107,075	116,088
Weighted average number of common shares outstanding - diluted	106,289	116,671	108,329	117,660
Cash dividends declared per common share	$0.27	$0.25	$0.54	$0.50

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three months ended		Six months ended
	2014	2013	2014	2013
	(in thousands)
Net income	$202,259	$83,725	$350,729	$395,280
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	120,550	(262,901)	191,933	(281,426)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(33,929)	(4,066)	(43,543)	(37,914)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	86,621	(266,967)	148,390	(319,340)
Non-credit portion of OTTI losses	—	—	—	—
Foreign currency translation adjustment	3,790	(18,386)	6,449	(18,527)
Total other comprehensive income (loss), net of tax	90,411	(285,353)	154,839	(337,867)
Comprehensive income (loss)	$292,670	$(201,628)	$505,568	$57,413

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
	(in thousands)
Preferred shares
Balance at beginning of period	$627,843	$502,843
Shares issued	—	225,000
Shares repurchased	—	(100,000)
Balance at end of period	627,843	627,843

Common shares (par value)
Balance at beginning of period	2,174	2,146
Shares issued	15	26
Balance at end of period	2,189	2,172

Additional paid-in capital
Balance at beginning of period	2,240,125	2,179,034
Shares issued - common shares	2,549	2,777
Cost of treasury shares reissued	(11,524)	(3,984)
Issue costs on newly issued preferred shares	—	(6,551)
Reversal of issue costs on repurchase of preferred shares	—	3,081
Stock options exercised	2,134	12,017
Share-based compensation expense	27,800	26,830
Balance at end of period	2,261,084	2,213,204

Accumulated other comprehensive income
Balance at beginning of period	117,825	362,622
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	124,945	348,328
Unrealized gains (losses) arising during the period, net of reclassification adjustment	148,390	(319,340)
Non-credit portion of OTTI losses	—	—
Balance at end of period	273,335	28,988
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(7,120)	14,294
Foreign currency translation adjustments	6,449	(18,527)
Balance at end of period	(671)	(4,233)
Balance at end of period	272,664	24,755

Retained earnings
Balance at beginning of period	5,062,706	4,497,789
Net income	350,729	395,280
Net income attributable to noncontrolling interests	(2,795)	—
Preferred share dividends	(20,044)	(16,938)
Loss on repurchase of preferred shares	—	(3,081)
Common share dividends	(59,397)	(59,363)
Balance at end of period	5,331,199	4,813,687

Treasury shares, at cost
Balance at beginning of period	(2,232,711)	(1,764,673)
Shares repurchased for treasury	(318,082)	(359,025)
Cost of treasury shares reissued	11,524	3,984
Balance at end of period	(2,539,269)	(2,119,714)

Total shareholders’ equity attributable to AXIS Capital	5,955,710	5,561,947
Noncontrolling interests	52,795	—
Total shareholders' equity	$6,008,505	$5,561,947

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$350,729	$395,280
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(43,882)	(60,713)
Net realized and unrealized gains on other investments	(49,252)	(55,279)
Amortization of fixed maturities	56,122	72,853
Other amortization and depreciation	10,919	11,413
Share-based compensation expense, net of cash payments	27,763	30,936
Changes in:
Accrued interest receivable	5,929	2,122
Reinsurance recoverable balances	(20,663)	(117,622)
Deferred acquisition costs	(167,095)	(153,821)
Prepaid reinsurance premiums	(5,590)	(15,852)
Reserve for loss and loss expenses	217,924	284,086
Unearned premiums	721,870	754,363
Insurance and reinsurance balances, net	(696,877)	(670,328)
Other items	(15,654)	(20,518)
Net cash provided by operating activities	392,243	456,920

Cash flows from investing activities:
Purchases of:
Fixed maturities	(6,581,006)	(6,079,805)
Equity securities	(209,381)	(130,544)
Other investments	(37,512)	(109,232)
Short-term investments	(463,051)	(72,093)
Proceeds from the sale of:
Fixed maturities	5,784,439	5,334,043
Equity securities	197,354	218,523
Other investments	88,080	45,634
Short-term investments	391,966	115,072
Proceeds from redemption of fixed maturities	532,445	778,819
Proceeds from redemption of short-term investments	16,503	19,119
Purchase of other assets	(16,039)	(10,641)
Change in restricted cash and cash equivalents	(80,827)	(14,710)
Net cash provided by (used in) investing activities	(377,029)	94,185

Cash flows from financing activities:
Net proceeds from issuance of senior notes	494,344	—
Net proceeds from issuance of preferred shares	—	218,449
Repurchase of preferred shares	—	(100,000)
Repurchase of common shares	(318,082)	(340,621)
Dividends paid - common shares	(60,903)	(62,312)
Dividends paid - preferred shares	(20,044)	(18,750)
Proceeds from issuance of common shares	4,698	14,819
Net cash provided by (used in) financing activities	100,013	(288,415)

Effect of exchange rate changes on foreign currency cash and cash equivalents	5,473	(11,702)
Increase in cash and cash equivalents	120,700	250,988
Cash and cash equivalents - beginning of period	923,326	759,817
Cash and cash equivalents - end of period	$1,044,026	$1,010,805

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at June 30, 2014 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended June 30, 2014 and 2013 have not been audited. The balance sheet at December 31, 2013 is derived from our audited financial statements.

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

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2014			2013
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$754,110	$477,169	$1,231,279	$781,055	$438,750	$1,219,805
Net premiums written	541,097	459,065	1,000,162	559,584	433,823	993,407
Net premiums earned	457,670	542,730	1,000,400	422,345	523,528	945,873
Other insurance related income	—	1,683	1,683	435	—	435
Net losses and loss expenses	(290,466)	(275,363)	(565,829)	(330,992)	(311,907)	(642,899)
Acquisition costs	(71,039)	(120,823)	(191,862)	(58,749)	(110,970)	(169,719)
General and administrative expenses	(83,512)	(34,299)	(117,811)	(88,526)	(35,243)	(123,769)
Underwriting income (loss)	$12,653	$113,928	126,581	$(55,487)	$65,408	9,921

Corporate expenses			(33,270)			(25,265)
Net investment income			114,867			83,112
Net realized investment gains			33,261			16,235
Foreign exchange (losses) gains			(9,705)			10,320
Interest expense and financing costs			(19,975)			(15,260)
Income before income taxes			$211,759			$79,063

Net loss and loss expense ratio	63.5%	50.7%	56.6%	78.4%	59.6%	68.0%
Acquisition cost ratio	15.5%	22.3%	19.2%	13.9%	21.2%	17.9%
General and administrative expense ratio	18.2%	6.3%	15.0%	20.9%	6.7%	15.8%
Combined ratio	97.2%	79.3%	90.8%	113.2%	87.5%	101.7%

Goodwill and intangible assets	$90,025	$—	$90,025	$91,370	$—	$91,370

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2014			2013
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,355,831	$1,696,847	$3,052,678	$1,377,769	$1,588,518	$2,966,287
Net premiums written	997,789	1,666,957	2,664,746	992,264	1,571,582	2,563,846
Net premiums earned	906,884	1,039,465	1,946,349	824,224	995,687	1,819,911
Other insurance related income	—	4,766	4,766	1,030	—	1,030
Net losses and loss expenses	(569,889)	(540,147)	(1,110,036)	(548,328)	(532,985)	(1,081,313)
Acquisition costs	(136,096)	(227,803)	(363,899)	(116,009)	(199,200)	(315,209)
General and administrative expenses	(171,459)	(70,375)	(241,834)	(175,415)	(68,283)	(243,698)
Underwriting income (loss)	$29,440	$205,906	235,346	$(14,498)	$195,219	180,721

Corporate expenses			(61,976)			(46,810)
Net investment income			197,610			192,019
Net realized investment gains			43,882			60,713
Foreign exchange (losses) gains			(13,939)			45,201
Interest expense and financing costs			(36,569)			(31,095)
Income before income taxes			$364,354			$400,749

Net loss and loss expense ratio	62.8%	52.0%	57.0%	66.5%	53.5%	59.4%
Acquisition cost ratio	15.0%	21.9%	18.7%	14.1%	20.0%	17.3%
General and administrative expense ratio	19.0%	6.7%	15.6%	21.3%	6.9%	16.0%
Combined ratio	96.8%	80.6%	91.3%	101.9%	80.4%	92.7%

Goodwill and intangible assets	$90,025	$—	$90,025	$91,370	$—	$91,370

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At June 30, 2014
Fixed maturities
U.S. government and agency	$1,607,568	$4,761	$(14,009)	$1,598,320	$—
Non-U.S. government	1,238,471	30,486	(21,290)	1,247,667	—
Corporate debt	4,177,454	91,862	(5,342)	4,263,974	—
Agency RMBS(1)	2,076,932	37,725	(9,078)	2,105,579	—
CMBS(2)	923,294	17,187	(787)	939,694	—
Non-Agency RMBS	80,243	5,069	(366)	84,946	(879)
ABS(3)	1,309,555	5,162	(7,792)	1,306,925	—
Municipals(4)	1,014,616	39,099	(1,923)	1,051,792	—
Total fixed maturities	$12,428,133	$231,351	$(60,587)	$12,598,897	$(879)

Equity securities
Common stocks	$307,392	$80,750	$(3,140)	$385,002
Exchange-traded funds	193,582	41,790	—	235,372
Non-U.S. bond mutual funds	113,200	11,186	—	124,386
Total equity securities	$614,174	$133,726	$(3,140)	$744,760

At December 31, 2013
Fixed maturities
U.S. government and agency	$1,421,245	$1,405	$(33,952)	$1,388,698	$—
Non-U.S. government	1,208,384	17,990	(49,992)	1,176,382	—
Corporate debt	3,533,585	84,881	(10,228)	3,608,238	—
Agency RMBS(1)	2,485,139	21,979	(58,291)	2,448,827	—
CMBS(2)	790,095	11,285	(3,966)	797,414	—
Non-Agency RMBS	65,590	2,375	(398)	67,567	(868)
ABS(3)	955,274	6,871	(8,694)	953,451	—
Municipals(4)	1,527,834	32,432	(14,516)	1,545,750	—
Total fixed maturities	$11,987,146	$179,218	$(180,037)	$11,986,327	$(868)

Equity securities
Common stocks	$345,759	$98,742	$(6,183)	$438,318
Exchange-traded funds	106,762	32,085	—	138,847
Non-U.S. bond mutual funds	113,698	11,124	—	124,822
Total equity securities	$566,219	$141,951	$(6,183)	$701,987

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

	Amortized Cost	Fair Value	% of Total Fair Value

At June 30, 2014
Maturity
Due in one year or less	$496,073	$502,045	4.0%
Due after one year through five years	5,399,655	5,503,744	43.7%
Due after five years through ten years	1,907,336	1,913,017	15.2%
Due after ten years	235,045	242,947	1.9%
	8,038,109	8,161,753	64.8%
Agency RMBS	2,076,932	2,105,579	16.7%
CMBS	923,294	939,694	7.5%
Non-Agency RMBS	80,243	84,946	0.7%
ABS	1,309,555	1,306,925	10.3%
Total	$12,428,133	$12,598,897	100.0%

At December 31, 2013
Maturity
Due in one year or less	$710,079	$717,052	5.9%
Due after one year through five years	5,030,728	5,116,060	42.7%
Due after five years through ten years	1,852,877	1,791,835	14.9%
Due after ten years	97,364	94,121	0.8%
	7,691,048	7,719,068	64.3%
Agency RMBS	2,485,139	2,448,827	20.4%
CMBS	790,095	797,414	6.7%
Non-Agency RMBS	65,590	67,567	0.6%
ABS	955,274	953,451	8.0%
Total	$11,987,146	$11,986,327	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At June 30, 2014
Fixed maturities
U.S. government and agency	$400,317	$(13,879)	$242,865	$(130)	$643,182	$(14,009)
Non-U.S. government	186,998	(20,060)	133,205	(1,230)	320,203	(21,290)
Corporate debt	62,552	(2,713)	539,287	(2,629)	601,839	(5,342)
Agency RMBS	366,449	(8,547)	101,488	(531)	467,937	(9,078)
CMBS	82,434	(638)	24,935	(149)	107,369	(787)
Non-Agency RMBS	8,884	(366)	215	—	9,099	(366)
ABS	309,814	(5,670)	372,067	(2,122)	681,881	(7,792)
Municipals	95,013	(1,717)	48,227	(206)	143,240	(1,923)
Total fixed maturities	$1,512,461	$(53,590)	$1,462,289	$(6,997)	$2,974,750	$(60,587)

Equity securities
Common stocks	$9,909	$(1,339)	$44,822	$(1,801)	$54,731	$(3,140)
Total equity securities	$9,909	$(1,339)	$44,822	$(1,801)	$54,731	$(3,140)

At December 31, 2013
Fixed maturities
U.S. government and agency	$—	$—	$982,307	$(33,952)	$982,307	$(33,952)
Non-U.S. government	35,577	(3,430)	420,622	(46,562)	456,199	(49,992)
Corporate debt	27,696	(802)	606,592	(9,426)	634,288	(10,228)
Agency RMBS	144,468	(5,247)	1,478,527	(53,044)	1,622,995	(58,291)
CMBS	13,319	(116)	298,863	(3,850)	312,182	(3,966)
Non-Agency RMBS	4,287	(315)	5,319	(83)	9,606	(398)
ABS	37,765	(2,941)	553,803	(5,753)	591,568	(8,694)
Municipals	8,408	(615)	543,474	(13,901)	551,882	(14,516)
Total fixed maturities	$271,520	$(13,466)	$4,889,507	$(166,571)	$5,161,027	$(180,037)

Equity securities
Common stocks	$3,499	$(398)	$48,828	$(5,785)	$52,327	$(6,183)
Total equity securities	$3,499	$(398)	$48,828	$(5,785)	$52,327	$(6,183)

Fixed Maturities

At June 30, 2014, 687 fixed maturities (2013: 1,127) were in an unrealized loss position of $61 million (2013: $180 million), of which $2 million (2013: $2 million) was related to securities below investment grade or not rated.

At June 30, 2014, 317 (2013: 99) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $1,512 million (2013: $272 million). Following our credit impairment review, we concluded that these securities as well as

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

the remaining securities in an unrealized loss position in the above table were temporarily impaired at June 30, 2014, and were expected to recover in value as the securities approach maturity. Further, at June 30, 2014, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At June 30, 2014, 58 securities (2013: 63) were in an unrealized loss position of $3 million (2013: $6 million).

At June 30, 2014, 10 (2013: 9) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $10 million (2013: $3 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at June 30, 2014.

b) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds and CLO Equities, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At June 30, 2014
Long/short equity funds	$373,539	36%	Quarterly, Semi-annually	30-60 days
Multi-strategy funds	306,215	29%	Quarterly, Semi-annually	60-95 days
Event-driven funds	191,735	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	48,430	5%	Quarterly	65 days
Direct lending funds	33,467	3%	n/a	n/a
CLO - Equities	91,106	9%	n/a	n/a
Total other investments	$1,044,492	100%

At December 31, 2013
Long/short equity funds	$425,444	41%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	285,155	27%	Quarterly, Semi-annually	60-95 days
Event-driven funds	190,458	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	48,753	5%	Quarterly	65 days
Direct lending funds	22,134	2%	n/a	n/a
CLO - Equities	73,866	7%	n/a	n/a
Total other investments	$1,045,810	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

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

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2014 and 2013, neither of these restrictions impacted our redemption requests. At June 30, 2014, $71 million (2013: $99 million), representing 8% (2013: 10%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiries of these lockup periods range from September 2014 to April 2016.

At June 30, 2014, $8 million (2013: $11 million) was invested in hedge funds that are not accepting redemption requests. Of this amount, substantially all relates to a leveraged bank loan fund in a period of planned principal distributions. Based on market conditions and payments made to date, management's current expectation is that the distribution process will be completed in 2014. The remainder primarily relates to funds that entered liquidation or had their assets side pocketed as a result of the global financial crisis which began in late 2008. For these funds, management is currently unable to estimate when those funds will be distributed.

At June 30, 2014, we have $77 million (2013: $88 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
During 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in December, 2018. The General Partner then has the option to extend the term by up to three years. At June 30, 2014, $47 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the multi-strategy funds line of the table above.
During 2013, we made a $60 million commitment as a limited partner in a fund that invests primarily in CLO equities ("CLO fund").  We will not be eligible to redeem our investment until December, 2017 but expect to receive interest distributions on a quarterly basis.  At June 30, 2014, $7 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the CLO - Equities line of the table above.  The CLO - Equities line also includes direct investment in the equity tranches of CLOs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Fixed maturities	$78,523	$74,503	$151,480	$144,185
Other investments	32,492	11,848	49,252	55,279
Equity securities	5,301	3,134	7,587	4,548
Cash and cash equivalents	6,183	1,265	7,046	2,533
Short-term investments	246	397	459	929
Gross investment income	122,745	91,147	215,824	207,474
Investment expenses	(7,878)	(8,035)	(18,214)	(15,455)
Net investment income	$114,867	$83,112	$197,610	$192,019

d) Net Realized Investment Gains

The following table provides an analysis of net realized investment gains:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Gross realized gains
Fixed maturities and short-term investments	$26,650	$34,355	$60,420	$66,986
Equities	32,609	10,132	51,876	36,282
Gross realized gains	59,259	44,487	112,296	103,268
Gross realized losses
Fixed maturities and short-term investments	(14,392)	(29,538)	(48,096)	(46,812)
Equities	(2,546)	(3,715)	(4,984)	(7,010)
Gross realized losses	(16,938)	(33,253)	(53,080)	(53,822)
Net OTTI recognized in earnings	(1,905)	(5,127)	(2,690)	(6,025)
Change in fair value of investment derivatives(1)	(7,155)	10,128	(12,644)	17,292
Net realized investment gains	$33,261	$16,235	$43,882	$60,713

(1) Refer to Note 5 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Fixed maturities:
Non-U.S. government	$1,774	$25	$1,812	$25
Corporate debt	67	3,535	81	3,950
ABS	—	—	56	129
	1,841	3,560	1,949	4,104
Equity Securities
Common stocks	64	1,046	741	1,400
Exchange-traded funds	—	521	—	521
	64	1,567	741	1,921
Total OTTI recognized in earnings	$1,905	$5,127	$2,690	$6,025

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Balance at beginning of period	$1,590	$1,712	$1,594	$1,809
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	—	—	—	—
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(9)	(13)	(13)	(110)
Balance at end of period	$1,581	$1,699	$1,581	$1,699

e) Reverse Repurchase Agreements

At June 30, 2014, we held $55 million (2013: $34 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income.

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

At June 30, 2014, our direct investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

Short-Term Investments

Short-term investments primarily comprise highly liquid securities with maturities greater than three months but less than one year from the date of purchase. These securities are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.

Derivative Instruments

Our foreign currency forward contracts, interest rate swaps and commodity contracts are customized to our economic hedging strategies and trade in the over-the-counter derivative market. We use the market approach valuation technique to estimate the fair value for these derivatives based on significant observable market inputs from third party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. Accordingly, we classified these derivatives within Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At June 30, 2014
Assets
Fixed maturities
U.S. government and agency	$1,435,966	$162,354	$—	$1,598,320
Non-U.S. government	—	1,247,667	—	1,247,667
Corporate debt	—	4,263,974	—	4,263,974
Agency RMBS	—	2,105,579	—	2,105,579
CMBS	—	935,761	3,933	939,694
Non-Agency RMBS	—	84,946	—	84,946
ABS	—	1,276,042	30,883	1,306,925
Municipals	—	1,051,792	—	1,051,792
	1,435,966	11,128,115	34,816	12,598,897
Equity securities
Common stocks	385,002	—	—	385,002
Exchange-traded funds	235,372	—	—	235,372
Non-U.S. bond mutual funds	—	124,386	—	124,386
	620,374	124,386	—	744,760
Other investments
Hedge funds	—	443,111	476,808	919,919
Direct lending funds	—	—	33,467	33,467
CLO - Equities	—	—	91,106	91,106
	—	443,111	601,381	1,044,492
Short-term investments	—	100,166	—	100,166
Derivative instruments (see Note 5)	—	9,191	—	9,191
Total Assets	$2,056,340	$11,804,969	$636,197	$14,497,506
Liabilities
Derivative instruments (see Note 5)	$—	$2,283	$750	$3,033
Cash settled awards (see Note 7)	—	8,656	—	8,656
Total Liabilities	$—	$10,939	$750	$11,689

At December 31, 2013
Assets
Fixed maturities
U.S. government and agency	$1,119,632	$269,066	$—	$1,388,698
Non-U.S. government	—	1,176,382	—	1,176,382
Corporate debt	—	3,608,238	—	3,608,238
Agency RMBS	—	2,448,827	—	2,448,827
CMBS	—	793,396	4,018	797,414
Non-Agency RMBS	—	67,567	—	67,567
ABS	—	922,652	30,799	953,451
Municipals	—	1,545,750	—	1,545,750
	1,119,632	10,831,878	34,817	11,986,327
Equity securities
Common stocks	438,318	—	—	438,318
Exchange-traded funds	138,847	—	—	138,847
Non-U.S. bond mutual funds	—	124,822	—	124,822
	577,165	124,822	—	701,987
Other investments
Hedge funds	—	488,755	461,055	949,810
Direct lending funds	—	—	22,134	22,134
CLO - Equities	—	—	73,866	73,866
	—	488,755	557,055	1,045,810
Short-term investments	—	46,212	—	46,212
Derivative instruments (see Note 5)	—	6,824	984	7,808
Total Assets	$1,696,797	$11,498,491	$592,856	$13,788,144
Liabilities
Derivative instruments (see Note 5)	$—	$1,152	$815	$1,967
Cash settled awards (see Note 7)	—	8,693	—	8,693
Total Liabilities	$—	$9,845	$815	$10,660

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2014 and 2013, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds and our CLO fund priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at June 30, 2014 for our investments classified as Level 3 in the fair value hierarchy. These significant unobservable inputs have not changed significantly from December 31, 2013. Where appropriate, this table has been reconciled back to the asset class total Level 3 holdings.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

ABS - CLO Debt	$30,091	Discounted cash flow	Credit spreads	3.0% - 4.7%	3.5%
			Illiquidity discount (1)	5.0%	5.0%
	792	Broker-dealer quote	n/a	n/a	n/a
	$30,883

Other investments - CLO - Equities	$37,719	Discounted cash flow	Default rates	4.0% - 5.0%	4.3%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	2.6% - 3.5%	3.3%
			Estimated maturity dates	3.5 - 4.5 years	4.0 years
	53,387	Net asset value	n/a	n/a	n/a
	$91,106

Derivatives - Weather derivatives, net	$(750)	Simulation model	Weather curve	21 - 106(2)	n/a (3)
			Weather standard deviation	12 - 58(2)	n/a (3)

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

In general, weather curves are the most significant contributing input to fair value determination; changes in this variable can result in higher or lower fair value depending on the underlying position. In addition, changes in any or all of the unobservable inputs identified above may contribute positively or negatively to overall portfolio value. The correlation input will quantify the interrelationship, if any, amongst the other variables.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended June 30, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	3,969	—	—	—	(23)	—	—	(13)	3,933	—
ABS	30,724	—	—	—	273	—	—	(114)	30,883	—
	34,693	—	—	—	250	—	—	(127)	34,816	—
Other investments
Hedge funds	464,666	—	—	12,746	—	3,000	—	(3,604)	476,808	12,746
Direct lending funds	26,003	—	—	367	—	7,300	—	(203)	33,467	367
CLO - Equities	86,179	—	—	5,181	—	6,422	—	(6,676)	91,106	5,181
	576,848	—	—	18,294	—	16,722	—	(10,483)	601,381	18,294
Other assets
Derivative instruments	1,707	—	—	293	—	—	—	(2,000)	—	—
	1,707	—	—	293	—	—	—	(2,000)	—	—
Total assets	$613,248	$—	$—	$18,587	$250	$16,722	$—	$(12,610)	$636,197	$18,294

Other liabilities
Derivative instruments	$—	$—	$—	$(90)	$—	$840	$—	$—	$750	$(90)
Total liabilities	$—	$—	$—	$(90)	$—	$840	$—	$—	$750	$(90)

Six months ended June 30, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	4,018	—	—	—	(43)	—	—	(42)	3,933	—
ABS	30,799	128	—	—	178	—	—	(222)	30,883	—
	34,817	128	—	—	135	—	—	(264)	34,816	—
Other investments
Hedge funds	461,055	—	—	20,923	—	7,500	—	(12,670)	476,808	20,923
Direct lending funds	22,134	—	—	919	—	10,745	—	(331)	33,467	919
CLO - Equities	73,866	—	—	11,331	—	19,267	—	(13,358)	91,106	11,331
	557,055	—	—	33,173	—	37,512	—	(26,359)	601,381	33,173
Other assets
Derivative instruments	984	—	—	5,011	—	—	—	(5,995)	—	—
	984	—	—	5,011	—	—	—	(5,995)	—	—
Total assets	$592,856	$128	$—	$38,184	$135	$37,512	$—	$(32,618)	$636,197	$33,173

Other liabilities
Derivative instruments	$815	$—	$—	$896	$—	$840	$—	$(1,801)	$750	$(90)
Total liabilities	$815	$—	$—	$896	$—	$840	$—	$(1,801)	$750	$(90)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended June 30, 2013
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-Agency RMBS	1,300	—	(1,223)	—	(77)	—	—	—	—	—
CMBS	12,600	—	—	—	(69)	—	—	(746)	11,785	—
ABS	266,749	—	(213,212)	—	693	—	—	(105)	54,125	—
	280,649	—	(214,435)	—	547	—	—	(851)	65,910	—
Other investments
Hedge funds	414,716	29,953	—	6,962	—	—	—	(7,411)	444,220	6,962
Direct lending funds	2,436	—	—	—	—	1,796	—	—	4,232	—
CLO - Equities	64,255	—	—	5,072	—	—	—	(16,283)	53,044	5,072
	481,407	29,953	—	12,034	—	1,796	—	(23,694)	501,496	12,034
Other assets
Derivative instruments	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—
Total assets	$762,056	$29,953	$(214,435)	$12,034	$547	$1,796	$—	$(24,545)	$567,406	$12,034

Other liabilities
Derivative instruments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Six months ended June 30, 2013
Fixed maturities
Corporate debt	$1,550	$—	$—	$1,550	$—	$—	$(3,100)	$—	$—	$—
Non-Agency RMBS	1,110	—	(1,223)	—	135	—	—	(22)	—	—
CMBS	4,296	8,382	—	—	(147)	—	—	(746)	11,785	—
ABS	63,975	—	(213,212)	(112)	981	212,889	(10,190)	(206)	54,125	—
	70,931	8,382	(214,435)	1,438	969	212,889	(13,290)	(974)	65,910	—
Other investments
Hedge funds	359,996	29,953	—	25,490	—	50,000	—	(21,219)	444,220	25,490
Direct lending funds	—	—	—	—	—	4,232	—	—	4,232	—
CLO - Equities	62,435	—	—	15,025	—	—	—	(24,416)	53,044	15,025
	422,431	29,953	—	40,515	—	54,232	—	(45,635)	501,496	40,515
Other assets
Derivative instruments	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—
Total assets	$493,362	$38,335	$(214,435)	$41,953	$969	$267,121	$(13,290)	$(46,609)	$567,406	$40,515

Other liabilities
Derivative instruments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three months ended June 30, 2014. The transfers to Level 3 from Level 2 made during the six months ended June 30, 2014 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. The transfers to Level 3 from Level 2 made during the three and six months ended June 30, 2013 were primarily due to redemption provisions in hedge fund holdings and the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers.

Transfers out of Level 3 into Level 2

There were no transfers to Level 2 from Level 3 made during the three and six months ended June 30, 2014. The transfers to Level 2 from Level 3 made during the three and six months ended June 30, 2013 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers on CLO Debt securities purchased during the first quarter of 2013.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at June 30, 2014, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At June 30, 2014, our senior notes are recorded at amortized cost with a carrying value of $1,490 million (2013: $996 million) and have a fair value of $1,600 million (2013: $1,073 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

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

	June 30, 2014			December 31, 2013
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	$132,230	$12	$2,011	$254,023	$1,214	$1,032
Interest rate swaps	281,250	—	272	281,250	873	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	605,076	5,608	—	390,663	4,737	120
Weather-related contracts	3,000	—	750	24,451	984	815
Commodity contracts	100,850	3,571	—	—	—	—
Total derivatives		$9,191	$3,033		$7,808	$1,967

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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

	June 30, 2014			December 31, 2013
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$11,985	$(2,794)	$9,191	$9,796	$(1,988)	$7,808
Derivative liabilities	5,827	(2,794)	3,033	3,955	(1,988)	1,967

(1)	Net asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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

The decrease in the notional amount of investment-related derivatives since December 31, 2013 was due to a decrease in sterling and Canadian dollar-denominated fixed maturities being hedged.

Interest Rate Risk

Our investment portfolio contains a large percentage of fixed maturities which exposes us to significant interest rate risk. As part of our overall management of this risk, we may use interest rate swaps. The interest rate swaps held at June 30, 2014 convert part of our overall fixed rate exposure to a variable rate exposure which effectively reduces the duration of our overall portfolio.

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

The increase in the notional amount of underwriting related derivatives since December 31, 2013, was primarily due to new business written in the first half of 2014.

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

Commodity Risk

Within our (re)insurance portfolio we are exposed to commodity price risk. During 2014, we began to hedge this price risk by entering into commodity derivative contracts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains	$(2,355)	$10,128	$(3,684)	$17,292
Interest rate swaps	Net realized investment gains	(4,800)	—	(8,960)	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	1,058	(4,685)	13,131	(2,197)
Weather-related contracts	Other insurance related income	383	—	4,061	—
Commodity contracts	Other insurance related income	1,713	—	1,713	—
Total		$(4,001)	$5,443	$6,261	$15,095

6.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Six months ended June 30,	2014	2013

Gross reserve for losses and loss expenses, beginning of period	$9,582,140	$9,058,731
Less reinsurance recoverable on unpaid losses, beginning of period	(1,900,112)	(1,825,617)
Net reserve for unpaid losses and loss expenses, beginning of period	7,682,028	7,233,114

Net incurred losses and loss expenses related to:
Current year	1,238,883	1,177,926
Prior years	(128,847)	(96,613)
	1,110,036	1,081,313
Net paid losses and loss expenses related to:
Current year	(93,218)	(54,732)
Prior years	(857,004)	(732,135)
	(950,222)	(786,867)

Foreign exchange and other	35,122	(130,536)

Net reserve for unpaid losses and loss expenses, end of period	7,876,964	7,397,024
Reinsurance recoverable on unpaid losses, end of period	1,929,024	1,945,793
Gross reserve for losses and loss expenses, end of period	$9,805,988	$9,342,817

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Insurance	$32,963	$6,693	$44,571	$12,290
Reinsurance	52,391	35,422	84,276	84,323
Total	$85,354	$42,115	$128,847	$96,613

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for liability reinsurance and professional lines reinsurance business also contributed in the three and six months ended June 30, 2014 and 2013.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $73 million and $32 million of the total net favorable prior year reserve development for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, these short-tail lines contributed $101 million and $62 million, respectively, of net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. Favorable development was recognized of $6 million and $22 million for the three months ended June 30, 2014 and 2013, respectively, and $12 million and $38 million for the six months ended June 30, 2014 and 2013, respectively, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2004 through 2008 accident years.

Our professional lines reinsurance business contributed further net favorable prior year reserve development of $6 million and $12 million in the three and six months ended June 30, 2014, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2008 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development.
The frequency and severity of natural catastrophe and weather activity was high in recent years and our June 30, 2014 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the 2011 Japanese earthquake and tsunami and 2010 and 2011 New Zealand earthquakes, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

7.	SHARE-BASED COMPENSATION

For the three months ended June 30, 2014, we incurred share-based compensation costs of $19 million (2013: $17 million) and recorded associated tax benefits of $3 million (2013: $3 million). For the six months ended June 30, 2014, we incurred share-based compensation costs of $37 million (2013: $31 million) and recorded tax benefits thereon of $6 million (2013:$6 million).

The fair value of shares vested during the six months ended June 30, 2014 was $65 million (2013: $67 million). At June 30, 2014 there were $148 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.6 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION (CONTINUED)
Awards to settle in shares

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the six months ended June 30, 2014:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	283	$35.74	3,430	$34.72
Granted	68	44.33	1,036	44.42
Vested	—	—	(1,415)	33.76
Forfeited	—	—	(157)	36.26
Nonvested restricted stock - end of period	351	$37.41	2,894	$38.47

Cash-settled awards

During 2014 we also granted 1,000,551 restricted stock units that will settle in cash rather than shares when the awards ultimately vest; of which 22,837 restricted stock units are performance based and 977,714 restricted stock units are service based. At June 30, 2014, the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheet, was $9 million (2013: $9 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Basic earnings per common share
Net income	$202,259	$83,725	$350,729	$395,280
Less: noncontrolling interests	1,573	—	2,795	—
Less: preferred shares dividends	10,022	8,197	20,044	16,938
Less: loss on repurchase of preferred shares	—	3,081	—	3,081
Net income available to common shareholders	190,664	72,447	327,890	375,261
Weighted average common shares outstanding - basic	105,118	115,163	107,075	116,088
Basic earnings per common share	$1.81	$0.63	$3.06	$3.23

Diluted earnings per common share
Net income available to common shareholders	$190,664	$72,447	$327,890	$375,261

Weighted average common shares outstanding - basic	105,118	115,163	107,075	116,088
Stock compensation plans	1,171	1,508	1,254	1,572
Weighted average common shares outstanding - diluted	106,289	116,671	108,329	117,660

Diluted earnings per common share	$1.79	$0.62	$3.03	$3.19

Anti-dilutive shares excluded from the dilutive computation	73	35	562	473

9.	SHAREHOLDERS' EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Shares issued, balance at beginning of period	175,195	173,595	174,134	171,867
Shares issued	120	311	1,181	2,039
Total shares issued at end of period	175,315	173,906	175,315	173,906

Treasury shares, balance at beginning of period	(68,450)	(57,289)	(64,649)	(53,947)
Shares repurchased	(3,058)	(5,122)	(7,094)	(8,491)
Shares reissued from treasury	99	93	334	120
Total treasury shares at end of period	(71,409)	(62,318)	(71,409)	(62,318)

Total shares outstanding	103,906	111,588	103,906	111,588

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS' EQUITY (CONTINUED)

Treasury Shares

The following table presents our share repurchases:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

In the open market:
Total shares	2,970	5,048	6,680	5,048
Total cost	$135,395	$225,000	$300,000	$225,000
Average price per share(1)	$45.59	$44.57	$44.91	$44.57

From employees:
Total shares	88	74	414	443
Total cost	$3,985	$3,256	$18,082	$17,925
Average price per share(1)	$45.57	$44.10	$43.66	$40.47

From founding shareholder:(2)
Total shares	—	—	—	3,000
Total cost	$—	$—	$—	$116,100
Average price per share(1)	$—	$—	$—	$38.70

Total shares repurchased:
Total shares	3,058	5,122	7,094	8,491
Total cost	$139,380	$228,256	$318,082	$359,025
Average price per share(1)	$45.59	$44.57	$44.84	$42.28

(1)	Calculated using whole figures.
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

At June 30, 2014, total assets of Ventures Re were $58 million (2013: $50 million), consisting primarily of cash and cash equivalents and insurance receivables. Total liabilities were $5 million (2013: $nil) primarily consisting of unearned premium. The assets of Ventures Re can only be used to settle its own liabilities, and there is no recourse to the Company for any liabilities incurred by this entity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	NONCONTROLLING INTERESTS (CONTINUED)

The reconciliation of the beginning and ending balance of the noncontrolling interests in Ventures Re for the six months ended June 30, 2014 is as follows:

Total
2014

Balance at January 1, 2014	$50,000
Net income attributable to noncontrolling interests	2,795
Balance at June 30, 2014	$52,795

11.	DEBT AND FINANCING ARRANGEMENTS

a)	Senior Notes

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

We have the option to redeem the 2.65% Senior Notes and the 5.15% Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at June 30, 2014.

Interest expense recognized in relation to all of our senior unsecured notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the underlying senior notes are outstanding. During the three months ended June 30, 2014, we incurred interest expense of $20 million (2013: $15 million) and for the six months ended June 30, 2014 we incurred $35 million (2013: $30 million), relating to all of our senior unsecured notes.

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

We are party to a $750 million letter of credit facility (the "LOC Facility") in addition to the Credit Facility. At June 30, 2014, letters of credit outstanding under the the LOC Facility and the Credit Facility totaled $470 million and nil, respectively. There was no debt outstanding under the Credit Facility.
We were in compliance with all LOC Facility and Credit Facility covenants at June 30, 2014.

12.	COMMITMENTS AND CONTINGENCIES

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium. In addition, we have entered into a reinsurance agreement that covers both our insurance and reinsurance segments for a period longer than one year. At June 30, 2014, we have outstanding reinsurance purchase commitments of $131 million relating to these annual and multi-year agreements.

Refer 'Note 3 - Investments' for information on commitments related to our investment portfolio.

13.	OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	2014			2013
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period	$133,575	$(13,025)	$120,550	$(289,028)	$26,127	$(262,901)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(40,259)	6,330	(33,929)	(5,697)	1,631	(4,066)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	93,316	(6,695)	86,621	(294,725)	27,758	(266,967)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	3,790	—	3,790	(18,386)	—	(18,386)
Total other comprehensive income (loss), net of tax	$97,106	$(6,695)	$90,411	$(313,111)	$27,758	$(285,353)

Six months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period	$214,135	$(22,202)	$191,933	$(307,629)	$26,203	$(281,426)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(56,328)	12,785	(43,543)	(42,951)	5,037	(37,914)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	157,807	(9,417)	148,390	(350,580)	31,240	(319,340)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	6,449	—	6,449	(18,527)	—	(18,527)
Total other comprehensive income (loss), net of tax	$164,256	$(9,417)	$154,839	$(369,107)	$31,240	$(337,867)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013

Unrealized appreciation on available for sale investments
	Other realized investment gains	$42,164	$10,824	$59,018	$48,976
	OTTI losses	(1,905)	(5,127)	(2,690)	(6,025)
	Total before tax	40,259	5,697	56,328	42,951
	Income tax expense	(6,330)	(1,631)	(12,785)	(5,037)
	Net of tax	$33,929	$4,066	$43,543	$37,914

(1)	Amounts in parentheses are debits to net income available to common shareholders.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SECOND QUARTER 2014 FINANCIAL HIGHLIGHTS

Second Quarter 2014 Consolidated Results of Operations

•	Net income available to common shareholders of $191 million, or $1.81 per common share and $1.79 per diluted common share

•	Operating income of $173 million, or $1.63 per diluted common share(1)

•	Gross premiums written of $1.2 billion

•	Net premiums written of $1.0 billion

•	Net premiums earned of $1.0 billion

•	Net favorable prior year reserve development of $85 million

•	Estimated natural catastrophe and weather-related pre-tax net losses of $36 million, primarily related to U.S. weather events

•	Underwriting income of $127 million and combined ratio of 90.8%

•	Net investment income of $115 million

•	Net realized investment gains of $33 million
Second Quarter 2014 Consolidated Financial Condition

•	Total cash and investments of $15.7 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $21.4 billion

•	Reserve for losses and loss expenses of $9.8 billion and reinsurance recoverable of $2.0 billion

•	Total debt of $1.5 billion and the debt to total capital ratio was 20.0%

•	Repurchased 3.1 million common shares for a total cost of $139 million; at July 30, 2014 the remaining authorization under the repurchase program approved by our Board of Directors was $450 million

•	Common shareholders’ equity of $5.3 billion and diluted book value per common share of $49.69

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

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this strategy in the first six months of 2014 included:

•	continued expansion of our agriculture reinsurance business;

•
the addition of a number of underwriting and support staff including underwriting specialists in areas such as healthcare liability insurance, as we continue to build-out the Company's global platform, explore opportunities in new and existing lines of business and grow our business internationally;

•	continued growth of our accident and health line, which launched in 2010 and is focused on specialty accident and health products;

•	the commencement of operations of our new syndicate at Lloyd's which provides us with access to Lloyd’s worldwide licenses and an extensive distribution network; and

•	the continued focus on lines of business with attractive rates.

In addition, during March 2014 we issued $250 million aggregate principal amount of 2.65% senior unsecured notes which will mature on April 1, 2019 and $250 million aggregate principal amount of 5.15% senior unsecured notes which will mature on April 1, 2045. Net proceeds from this offering are expected to be used towards the repayment of $500 million of AXIS Capital’s 5.75% senior unsecured notes which mature on December 1, 2014 (refer 'Liquidity and Capital Resources - Senior Notes' for more detail).

Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2014	% Change	2013	2014	% Change	2013

Underwriting income (loss):
Insurance	$12,653	nm	$(55,487)	$29,440	nm	$(14,498)
Reinsurance	113,928	74%	65,408	205,906	5%	195,219
Net investment income	114,867	38%	83,112	197,610	3%	192,019
Net realized investment gains	33,261	105%	16,235	43,882	(28%)	60,713
Other expenses, net	(72,450)	184%	(25,543)	(126,109)	230%	(38,173)
Net income	202,259	142%	83,725	350,729	(11%)	395,280
Net income attributable to noncontrolling interests	(1,573)	nm	—	(2,795)	nm	—
Preferred share dividends	(10,022)	22%	(8,197)	(20,044)	18%	(16,938)
Loss on repurchase of preferred shares	—	nm	(3,081)	—	nm	(3,081)
Net income available to common shareholders	$190,664	163%	$72,447	$327,890	(13%)	$375,261

Operating income	$172,743	245%	$50,045	$309,811	12%	$277,536

nm – not meaningful

Underwriting Results

Total underwriting income for the three months ended June 30, 2014 was $127 million, an increase of $117 million compared to $10 million for the three months ended June 30, 2013. The increase in underwriting income was primarily driven by a decrease in the current accident year loss ratio, driven by a decrease in natural catastrophe and weather-related net losses (after reinstatement premiums) of $104 million and a $43 million increase in net favorable prior year reserve development. The decrease was partially offset by an increase in the current accident year loss ratios, after adjusting for the impact of the natural catastrophe and weather-related events, driven by the insurance property and professional lines.

The insurance segment underwriting income increased by $68 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in underwriting income was primarily due to a lower current accident year loss ratio, reflecting a decrease in the natural catastrophe and weather-related losses incurred which was partially offset by higher loss ratios primarily in the property and professional lines, and an increase in net favorable prior year reserve development of $26 million.

The reinsurance segment underwriting income increased by $49 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in underwriting income was primarily due to a lower current accident year loss ratio, reflecting a decrease in the natural catastrophe and weather-related losses incurred, and an increase in net favorable prior year reserve development of $17 million.

For the six months ended June 30, 2014 underwriting income increased by $54 million to $235 million, compared to $181 million for the six months ended June 30, 2013. The increase in underwriting income was primarily driven by the same factors discussed for the quarterly increase above.

Underwriting income for our insurance segment improved by $44 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily driven by a $61 million decrease in natural catastrophe and weather-related losses. A $32 million increase in net favorable prior year reserve development also contributed to the improvement. This was partially offset by an increase in the current accident year loss ratio, after adjusting for natural catastrophe and weather-related losses, driven by the professional and property lines.

Our reinsurance segment underwriting improved by $11 million for the six months ended June 30, 2014 compared to the same period of 2013. The improvement was primarily due to a decrease in the level of natural catastrophe and weather-related losses which was partially offset by an increase in the current accident year loss ratio due to a change in the business mix and an increase in the segment's acquisition costs.

Net Investment Income

Net investment income was $115 million in the three months ended June 30, 2014, an increase of $32 million from $83 million in the three months ended June 30, 2013.  The increase was primarily driven by our other investments; these investments generated $32 million of income this quarter, compared to $12 million in the second quarter of 2013.  Net investment income for the six months ended June 30, 2014 was $198 million, an increase of $6 million compared to the same period in 2013.  The increase was mainly attributable to income from fixed maturities and equities as a result of the growth in our fixed maturities and equity portfolios.

Net Realized Investment Gains

During each period presented, we realized investment gains on sales related to minor fixed maturity reallocations.  In addition, during the six months ended June 30, 2014, we realized gains of $47 million on the sale of equities, this was higher than the $29 million of net realized gains from the same period of 2013.  The increase reflected gains taken as a result of the strong performance of the global equity markets during the second half of 2013 and the first half of 2014. Net losses of $7 million and $13 million for the change in fair value of our investment derivatives during the three and six month periods of 2014 reflected net losses relating to interest rate swaps which were introduced during September 2013 to hedge interest rate risk for certain parts of our fixed maturity portfolio.  These losses were more than offset by an increase in unrealized gains on our fixed maturity portfolio.

Other Expenses, Net

Foreign exchange losses for the three months and six months ended June 30, 2014 were $10 million and $14 million respectively, compared to foreign exchange gains of $10 million and $45 million for the three and six months ended June 30, 2013, respectively, and reflected the re-measurement of our foreign denominated net insurance related liabilities. Excluding the movements in foreign exchange, other expenses increased by $27 million and $29 million in the three and six months ended June 30, 2014 respectively. The increase was primarily due to a higher income tax expense which is impacted by the geographical distribution of our net income, an increase in corporate expenses which increased driven by personnel expenses and related costs as we continue the build-out of our global operations, and an increase in interest expense and financing costs driven by new debt issued during the three months ended March 31, 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to income for the three month and six months ended June 30, 2014 attributable to the third party investors in Ventures Re. Refer Item 1, Note 10 to our Consolidated Financial Statements for additional information.

Preferred Share Dividends

The increase in preferred share dividends for the three months and six months ended June 30, 2014 was driven by the increase in our preferred equity capital, following the preferred equity transactions executed during the second quarter of 2013, when we issued $225 million of 5.50% Series D preferred shares.

Outlook

In the insurance markets, ample capacity and competition combined with low frequency of large market losses in recent years has led to increasing competitive pressures. Price improvements noted in recent periods have leveled off overall, with modest decreases across certain lines. However, despite this slowdown in pricing, there remain good fundamentals and opportunities for profitable growth in many of the insurance lines of business. We continue to observe better market opportunities in the U.S. markets, where rate changes have generally been stronger, than those observed in international markets.

In reinsurance, abundant supply of capacity driven by record reinsurer capital levels and continually building interest from alternative capital investors, exacerbated by increased retentions from traditional cedants, is placing significant pressure on reinsurance rates with some softening of contract terms and conditions also noted. While the outlook is for a continuing competitive global reinsurance market, we continue to adapt to the challenging conditions by focusing on delivering meaningful value to our clients while writing and renewing business with acceptable profitability.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at June 30,		Six months ended and at June 30,
	2014	2013	2014	2013

ROACE (annualized)(1)	14.5%	5.6%	12.5%	14.7%
Operating ROACE (annualized)(2)	13.1%	3.9%	11.8%	10.9%
DBV per common share(3)	$49.69	$42.67	$49.69	$42.67
Cash dividends declared per common share	$0.27	$0.25	$0.54	$0.50
Increase in diluted book value per common share adjusted for dividends	$2.83	$(1.75)	$4.43	$0.20

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

Return on Equity
The increase in ROACE for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is driven by the increase in underwriting income and the increase in net investment income. The decrease in ROACE for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 reflects a decrease in foreign exchange gains, net realized investment gains and higher corporate expenses which were partially offset by increases in underwriting income and net investment income. As operating ROACE excludes the impact of net realized investment gains and foreign exchange gains (losses), operating ROACE for the six months ended June 30, 2014 improved compared to the six months ended June 30, 2013.
Diluted Book Value per Common Share
Our DBV per common share increase of 16% from $42.67 at June 30, 2013 to $49.69 at June 30, 2014 primarily reflected the generation of $637 million in net income available to common shareholders over the past twelve months and the increase in unrealized gains on investments included in accumulated other comprehensive income due to the general decline in U.S. interest rates and the tightening of credit spreads. This increase was partially offset by common dividends.
Diluted Book Value per Common Share Adjusted for Dividends
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. As companies in the insurance industry have differing dividend payout policies, we believe that the investors use the DBV per common share adjusted for dividends metric to measure comparable performance across the industry.
During the three months ended June 30, 2014, the diluted book value per common share adjusted for dividends grew by $2.83, or 6%, driven primarily by our diluted net income per share of $1.79, unrealized gains on investments included in other comprehensive income and dividends declared. During the six months ended June 30, 2014, the diluted book value per common share adjusted for dividends grew by $4.43, or 10%, driven primarily by our diluted net income per share of $3.03, unrealized gains on investments included in other comprehensive income and dividends declared.
During the three months ended June 30, 2013, an upward shift in sovereign yield curves and widening of credit spreads drove a significant reduction in the fair value of our fixed maturity portfolio; substantially all of this change was recognized in other comprehensive income. This drove a $2.00 reduction in our diluted book value per share during the quarter which was partially offset by the common dividends. For the six months ended June 30, 2013, our diluted net income per common share of $3.19, in addition to dividends declared, more than offset the impact of this yield curve shift and created value for our shareholders.

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

	Three months ended June 30,			Six months ended June 30,
	2014	% Change	2013	2014	% Change	2013

Revenues:
Gross premiums written	$1,231,279	1%	$1,219,805	$3,052,678	3%	$2,966,287
Net premiums written	1,000,162	1%	993,407	2,664,746	4%	2,563,846
Net premiums earned	1,000,400	6%	945,873	1,946,349	7%	1,819,911
Other insurance related income	1,683	287%	435	4,766	363%	1,030

Expenses:
Current year net losses and loss expenses	(651,183)		(685,014)	(1,238,883)		(1,177,926)
Prior year reserve development	85,354		42,115	128,847		96,613
Acquisition costs	(191,862)		(169,719)	(363,899)		(315,209)
Underwriting-related general and administrative
expenses(1)	(117,811)		(123,769)	(241,834)		(243,698)

Underwriting income(2)	$126,581	nm	$9,921	$235,346	30%	$180,721

General and administrative expenses(1)	$151,081		$149,034	$303,810		$290,508
Income before income taxes(2)	$211,759		$79,063	$364,354		$400,749

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $33,270 and $25,265 for the three months ended June 30, 2014 and 2013; refer to 'Other Expenses' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

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

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2014	% Change	2013	2014	% Change	2013

Insurance	$754,110	(3%)	$781,055	$1,355,831	(2%)	$1,377,769
Reinsurance	477,169	9%	438,750	1,696,847	7%	1,588,518
Total	$1,231,279	1%	$1,219,805	$3,052,678	3%	$2,966,287

% ceded
Insurance	28%	—	28%	26%	(2) pts	28%
Reinsurance	4%	3 pts	1%	2%	1 pts	1%
Total	19%	—	19%	13%	(1) pts	14%

	Net Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2014	% Change	2013	2014	% Change	2013

Insurance	$541,097	(3%)	$559,584	$997,789	1%	$992,264
Reinsurance	459,065	6%	433,823	1,666,957	6%	1,571,582
Total	$1,000,162	1%	$993,407	$2,664,746	4%	$2,563,846

Gross premiums written for the three months ended June 30, 2014 increased by $11 million or 1% compared to the three months ended June 30, 2013, and the increase was driven by growth in our reinsurance segment which was partially offset by decreases in our insurance segment.

The increase in our reinsurance segment of $38 million in the three months ended June 30, 2014 compared to the same period of 2013 was primarily driven by professional and agriculture lines which were partially offset by decreases in the catastrophe and motor lines. Professional lines growth reflected premium increases due to an extension to a large proportional treaty. The growth in the agriculture lines reflected differences in the timing of certain renewals and our continuing initiatives to grow this line of business. Gross premiums written during the second quarter were also impacted by an increased level of contracts written on a multi-year basis, primarily in the liability and property lines. This growth was partially offset by decreases in our catastrophe business primarily due to differences in timing of certain renewals as well as the increasingly competitive market conditions and the resulting underwriting actions. Decreases in motor were driven by non-renewal of certain treaties and favorable premium adjustments which impacted the second quarter of 2013.

Our insurance segment's gross written premiums decreased by $27 million in the three months ended June 30, 2014 compared to the same period of 2013. The decrease was driven by the property lines, impacted by timing differences in renewals of certain contracts and increasingly competitive market conditions, professional lines driven by the reshaping of our U.S. D&O portfolio and credit and political risk lines where the decrease reflected a lower volume of new business written during the quarter compared to the same quarter in the prior year. These decreases were partially offset by our accident and health lines, which benefitted primarily from higher renewal premiums and continued strong new business production, and increases in the liability lines reflecting growth in the U.S. casualty markets.

Gross premiums written for the six months ended June 30, 2014 increased by $86 million or 3% compared to the six months ended June 30, 2013, and the increase was driven by growth in our reinsurance segment which was partially offset by decreases in our insurance segment.

The increase in our reinsurance segment of $108 million in the six months ended June 30, 2014 compared to the same period of 2013 was significantly impacted by a number of treaties written on a multi-year basis, especially in the property, motor and catastrophe lines, and included written premium that related to future underwriting years of $90 million. After adjusting for the impact of the multi-year contracts the increase in gross written premiums of 2% was primarily driven by agriculture and reflected growth initiatives for this line of business.

The insurance segment decrease of $22 million in the six months ended June 30, 2014 compared to the same period of 2013, was driven by property, due to timing differences for renewals of certain contracts and increasingly competitive market conditions and a decrease in professional lines, driven by the the reshaping of our U.S. D&O portfolio. These decreases were partially offset by growth in the liability lines which increased due to growth in the U.S. casualty markets with both new business and rate increases noted and increases in accident and health primarily reflecting higher insurance renewal premiums and continued strong new business production.

In the three months ended June 30, 2014 the ceded ratio has remained consistent with the quarter ended June 30, 2013 at 19% of gross written premiums. For the first six months of 2014, premiums ceded ratio was 13% of gross premiums written, compared with 14% of gross premiums written, in the same period of 2013. The reduction in premium ceded between the two periods related primarily to changes in our reinsurance purchasing program implemented during 2013, which included excess of loss treaty reductions driven by both retention and rate, and proportional changes related to reductions in the cession rates on our professional lines and liability reinsurance programs. As certain of these changes were already effective during the second quarter of 2013 the reduction had a lesser impact on the quarterly results compared to the year to date movement. In addition for the three months ended June 30, 2014, this reduction was offset by an increased level of retrocessional covers purchased by the reinsurance segment covering the catastrophe, agriculture and property lines.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,
	2014		2013		% Change	2014		2013		% Change

Insurance	$457,670	46%	$422,345	45%	8%	$906,884	47%	$824,224	45%	10%
Reinsurance	542,730	54%	523,528	55%	4%	1,039,465	53%	995,687	55%	4%
Total	$1,000,400	100%	$945,873	100%	6%	$1,946,349	100%	$1,819,911	100%	7%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Growth in net premiums earned for our insurance segment was driven by the growth in the premiums written in the professional, accident and health and liability lines in recent periods as well as the impact of the reductions in the ceded reinsurance program. The reinsurance segment increase primarily reflected business written in recent periods in the professional lines, the continued expansion of our agriculture business, and increases in the motor proportional and liability books of business. This growth was partially offset by decreases in catastrophe lines.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended June 30,			Six months ended June 30,
	2014	% Point Change	2013	2014	% Point Change	2013

Current accident year loss ratio	65.1%	(7.3)	72.4%	63.7%	(1.0)	64.7%
Prior year reserve development	(8.5%)	(4.1)	(4.4%)	(6.7%)	(1.4)	(5.3%)
Acquisition cost ratio	19.2%	1.3	17.9%	18.7%	1.4	17.3%
General and administrative expense ratio(1)	15.0%	(0.8)	15.8%	15.6%	(0.4)	16.0%
Combined ratio	90.8%	(10.9)	101.7%	91.3%	(1.4)	92.7%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 3.3% and 2.7% for the three months ended June 30, 2014 and 2013, respectively and 3.2% and 2.6% for the six months ended June 30, 2014 and 2013, respectively. These costs are further discussed in the ‘Other Expenses, Net’ section.

Current Accident Year Loss Ratio

The decrease in the current accident year loss ratio for the three months ended June 30, 2014 of 7.3 points compared to the same period in 2013, was primarily attributable to the decrease in natural catastrophe and weather-related losses. During the second quarter of 2014, we recognized aggregate natural catastrophe and weather-related pre-tax net losses of $36 million primarily related to weather losses in the United States. Comparatively during the second quarter of 2013, we recognized aggregate natural catastrophe and weather-related pre-tax net losses (net of related reinstatement premiums) of $140 million with tornadoes and hailstorms in the U.S. making the largest contribution to this amount, with flooding in Canada, Argentina and Europe also significant. The impact of the decrease in the natural catastrophe and weather-related losses was partially offset by a higher loss ratio due to a change in the business mix, which impacted both segments, an increase in the insurance property and professional lines' loss ratios reflecting a higher level of loss activity in recent periods, and the impact of lower rates. In addition, with the exception of our property lines, during the quarter ended June 30, 2014 we experienced lower mid-size and attritional losses across most lines of business which reduced the current accident year loss ratio.

The improvement in the year to date current accident year loss ratio of 1.0 point for the six months ended June 30, 2014, compared to the six months ended June 30, 2013 was primarily driven by the decrease in natural catastrophe and weather-related losses. During the six months ended June 30,2014, we recognized aggregate natural catastrophe and weather-related pre-tax net losses of $50 million primarily related to weather losses in the United States. Comparatively during the first half of 2013, we recognized aggregate pre-tax natural catastrophe and weather-related net losses (net of related reinstatement premiums) of $153 million, primarily driven by the second quarter 2013 events described above. The decrease in the current accident year loss ratio due to the decrease in the natural catastrophe and weather-related events was partially offset by the same factors as those discussed under the quarterly result above.

Prior Year Reserve Development

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Insurance	$32,963	$6,693	$44,571	$12,290
Reinsurance	52,391	35,422	84,276	84,323
Total	$85,354	$42,115	$128,847	$96,613

Overview

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for liability reinsurance and professional lines reinsurance business also contributed in the three and six months ended June 30, 2014 and 2013.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $73 million and $32 million of the total net favorable prior year reserve development for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, these short-tail lines contributed $101 million and $62 million, respectively, of net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence. The reserve releases in three and six months ended June 30, 2014 included $13 million and $18 million respectively, of favorable development across both segments relating to natural catastrophe and weather-related losses incurred during the second quarter of 2013.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. Favorable development was recognized of $6 million and $22 million for the three months ended June 30, 2014 and 2013, respectively, and $12 million and $38 million for the six months ended June 30, 2014 and 2013, respectively, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2004 through 2008 accident years.

Our professional lines reinsurance business contributed further net favorable prior year reserve development of $6 million and $12 million in the three and six months ended June 30, 2014, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2008 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

Estimates of Natural Catastrophe and Weather Related-Losses

The frequency and severity of natural catastrophe and weather activity was high in recent years and our June 30, 2014 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular tropical storm Sandy, the 2011 Japanese earthquake and tsunami and 2010 and 2011 New Zealand earthquakes, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Property and other	$28,016	$8,611	$29,476	$13,966
Marine	1,943	10,741	4,644	23,870
Aviation	2,564	2,607	5,647	5,758
Credit and political risk	(6)	(11)	3,993	(19)
Professional lines	574	(14,453)	231	(16,109)
Liability	(128)	(802)	580	(15,176)
Total	$32,963	$6,693	$44,571	$12,290

In the three months ended June 30, 2014, we recognized $33 million of net favorable prior year reserve development, the principal components of which were:

•	$28 million of net favorable prior year reserve development on property and other business, largely related to the 2012 and 2013 accident years and driven by better than expected loss emergence.

•	$3 million of net favorable prior year reserve development on aviation business, spanning a number of accident years and driven by better than expected loss emergence.

In the three months ended June 30, 2013, we recognized $7 million of net favorable prior year reserve development, the principal components of which were:

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

In the six months ended June 30, 2014, we recognized $45 million of net favorable prior year reserve development, the principal components of which were:

•
$29 million of net favorable prior year reserve development on property and other business, the majority of which related to the 2010 through 2013 accident years and the 2008 accident year and was driven by better than expected loss emergence.

•	$6 million of net favorable prior year reserve development on aviation business, spanning a number of accident years and driven by better than expected loss emergence.

•
$5 million of net favorable prior year reserve development on marine business, driven by better than expected loss emergence on 2012 and prior accident years and partially offset by adverse development on the 2013 accident year due to updated information on one particular claim.

•	$4 million of net favorable prior year reserve development on credit and political risk business, primarily related to better than expected experience on the 2012 accident year.

In the six months ended June 30, 2013, we recognized $12 million of net favorable prior year reserve development, the principal components of which were:

•
$24 million of net favorable prior year reserve development on marine business, spanning a number of accident years and driven by better than expected loss emergence. This included $13 million of net favorable development related to offshore energy business.

•	$16 million of net adverse prior year reserve development on professional lines, driven by the second quarter developments discussed above.

•	$15 million of net adverse prior year reserve development on liability business, related to developments on two particular circumstances and pertaining to the 2007 and 2011 accident years.

•	$14 million of net favorable prior year reserve development on property and other business, largely related to the 2010 and 2011 accident years and driven by better than expected loss emergence.

Reinsurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Property and other	$39,991	$10,030	$61,414	$18,855
Credit and surety	(3)	12,371	(793)	21,965
Professional lines	6,186	1,831	11,865	9,759
Motor	114	(10,864)	(330)	(4,351)
Liability	6,103	22,054	12,120	38,095
Total	$52,391	$35,422	$84,276	$84,323

In the three months ended June 30, 2014, we recognized $52 million of net favorable prior year reserve development, the principal components of which were:

•
$40 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence. Included in this net development was $10 million of favorable reserve development relating to natural catastrophe and weather-related losses incurred during the second quarter of 2013.

•	$6 million of net favorable prior year reserve development on professional lines business, primarily related to the 2004 through 2006 accident years, for reasons discussed in the overview.

•
$6 million of net favorable prior year reserve development on liability business, largely related to accident years 2008 and prior, for reasons discussed in the overview. This favorable development was partially offset by strengthening of the reserves related to two specific cases in the 2009 and 2011 accident years.

In the three months ended June 30, 2013, we recognized $35 million of net favorable prior year reserve development, the principal components of which were:

•	$22 million of net favorable prior year reserve development on liability business for the reasons discussed in the overview.

•
$12 million of net favorable prior year reserve development on trade credit and surety reinsurance business, primarily related to the 2012 accident year and driven by better than expected loss emergence.

•	$10 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence.

In the six months ended June 30, 2014, we recognized $84 million of net favorable prior year reserve development, the principal components of which were:

•
$61 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence. Included in this net development was $14 million of favorable reserve development relating to natural catastrophe and weather-related losses incurred during the second quarter of 2013. In addition, the net development included $13 million of adverse development on agriculture reserves relating to loss experience on events occurring late in the 2013 accident year.

•
$12 million of net favorable prior year reserve development on liability business largely related to accident years 2008 and prior, for reasons discussed in the overview. This favorable development was partially offset by strengthening of the reserves related to two specific cases in the 2009 and 2011 accident years.

•	$12 million of net favorable prior year reserve development on professional lines business, primarily related to the 2004 through 2008 accident years, for reasons discussed in the overview.

In the six months ended June 30, 2013, we recognized $84 million of net favorable prior year reserve development, the principal components of which were:

•	$38 million of net favorable prior year reserve development on liability reinsurance business for the reasons discussed in the overview.

•
$22 million of net favorable prior year reserve development on trade credit and surety reinsurance business, primarily related to the 2012 and, to a lesser extent 2009 through 2011, accident years and driven by better than expected loss emergence.

•	$19 million of net favorable prior year reserve development on property and other business, largely driven by better than expected loss emergence on the 2010 and 2012 accident years.

•
$10 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2007 and 2008 accident years and driven by better than expected loss emergence.

Acquisition Cost Ratio: The increase in the acquisition cost ratio for the three and six months ended June 30, 2014 to 19.2% and 18.7%, respectively, compared to 17.9% and 17.3% in the three and six months ended June 30, 2013 respectively, reflected increases in both segments. The increase in the reinsurance segment was primarily driven by higher acquisition costs paid on certain lines of business, while business mix changes and a reduction in commissions received following the reductions in our ceded reinsurance programs drove the increase in the insurance segment.

General and Administrative Expense Ratio: The general and administrative expense ratio for the three and six months ended June 30, 2014 has decreased to 15.0% and 15.6%, respectively, from 15.8% and 16.0% for the three and six months ended June 30, 2013, respectively. Although there was an increase in personnel costs associated with the continued build-out of the Company's global platforms, this increase was more than offset by the increases in net premiums earned.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2014	% Change	2013	2014	% Change	2013

Revenues:
Gross premiums written	$754,110	(3%)	$781,055	$1,355,831	(2%)	$1,377,769
Net premiums written	541,097	(3%)	559,584	997,789	1%	992,264
Net premiums earned	457,670	8%	422,345	906,884	10%	824,224
Other insurance related income	—	nm	435	—	nm	1,030

Expenses:
Current year net losses and loss expenses	(323,429)		(337,685)	(614,460)		(560,618)
Prior year reserve development	32,963		6,693	44,571		12,290
Acquisition costs	(71,039)		(58,749)	(136,096)		(116,009)
General and administrative expenses	(83,512)		(88,526)	(171,459)		(175,415)

Underwriting income (loss)	$12,653	nm	$(55,487)	$29,440	nm	$(14,498)

Ratios:		% Point Change			% Point Change
Current year loss ratio	70.7%	(9.3)	80.0%	67.8%	(0.2)	68.0%
Prior year reserve development	(7.2%)	(5.6)	(1.6%)	(5.0%)	(3.5)	(1.5%)
Acquisition cost ratio	15.5%	1.6	13.9%	15.0%	0.9	14.1%
General and administrative expense ratio	18.2%	(2.7)	20.9%	19.0%	(2.3)	21.3%
Combined ratio	97.2%	(16.0)	113.2%	96.8%	(5.1)	101.9%

nm- not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended June 30,					Six months ended June 30,
	2014		2013		% Change	2014		2013		% Change

Property	$207,788	29%	$228,741	29%	(9%)	$347,717	26%	$380,165	28%	(9%)
Marine	84,833	11%	88,047	11%	(4%)	170,555	13%	167,940	12%	2%
Terrorism	9,478	1%	9,478	1%	—%	16,456	1%	17,691	1%	(7%)
Aviation	10,568	1%	12,321	2%	(14%)	13,285	1%	15,697	1%	(15%)
Credit and political risk	7,179	1%	19,537	3%	(63%)	25,486	2%	29,540	2%	(14%)
Professional lines	244,011	32%	262,611	34%	(7%)	398,259	29%	422,373	31%	(6%)
Liability	106,643	14%	104,952	13%	2%	181,009	13%	162,762	12%	11%
Accident and health	83,610	11%	55,368	7%	51%	203,064	15%	181,601	13%	12%
Total	$754,110	100%	$781,055	100%	(3%)	$1,355,831	100%	$1,377,769	100%	(2%)

Gross premiums written decreased by $27 million and $22 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013. Property lines decrease was primarily driven by timing differences for renewals of certain contracts and increasingly competitive market conditions. The professional lines decrease was driven by the reshaping of our D&O business written in the United States. Reduced level of new business impacted the credit and political lines. Partially offsetting these decreases was the continued expansion of our accident and health lines, primarily due to higher renewal insurance premiums and continued strong new business production, and increases in the liability lines reflecting growth in the U.S. casualty markets.

Premiums Ceded: Premiums ceded were $213 million for the three months ended June 30, 2014 compared to $221 million for the three months ended June 30, 2013. The ceded ratio has remained consistent between the comparative quarters at 28% of gross written premiums. For the first six months of 2014, premiums ceded were $358 million, or 26% of gross premiums written, compared with $386 million, or 28% of gross premiums written, in the same period of 2013. The reduction in premium ceded between the two periods related primarily to changes in our reinsurance purchasing program implemented during 2013, which included excess of loss treaty reductions driven by both retention and rate, and proportional changes related to reductions in the cession rates on our professional lines and liability reinsurance programs. As certain of these changes were already effective during the second quarter of 2013, the reduction had a lesser impact on the quarterly results compared to the year to date movement.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2014		2013		% Change	2014		2013		% Change

Property	$108,195	23%	$111,957	26%	(3%)	$223,581	24%	$220,070	26%	2%
Marine	43,536	10%	44,179	10%	(1%)	88,529	10%	87,698	11%	1%
Terrorism	8,128	2%	11,115	3%	(27%)	16,919	2%	21,395	3%	(21%)
Aviation	10,118	2%	12,443	3%	(19%)	20,024	2%	25,752	3%	(22%)
Credit and political risk	16,759	4%	17,458	4%	(4%)	32,694	4%	35,427	4%	(8%)
Professional lines	160,287	35%	141,891	34%	13%	316,267	35%	280,021	34%	13%
Liability	36,073	8%	25,171	6%	43%	71,129	8%	47,360	6%	50%
Accident and health	74,574	16%	58,131	14%	28%	137,741	15%	106,501	13%	29%
Total	$457,670	100%	$422,345	100%	8%	$906,884	100%	$824,224	100%	10%

Net premiums earned increased by $35 million to $458 million for the three months ended June 30, 2014 compared to $422 million for the three months ended June 30, 2013 was driven by the growth in the premiums written in prior periods in the professional lines, the continued expansion of the accident and health business and increases in liability lines, as well as the positive impact of the reductions in the ceded reinsurance program. The year to date increase of $83 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was driven by the same factors as the quarterly result.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2014	% Point Change	2013	2014	% Point Change	2013

Current accident year	70.7%	(9.3)	80.0%	67.8%	(0.2)	68.0%
Prior year reserve development	(7.2%)	(5.6)	(1.6%)	(5.0%)	(3.5)	(1.5%)
Loss ratio	63.5%	(14.9)	78.4%	62.8%	(3.7)	66.5%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 70.7% for the three months ended June 30, 2014 from 80.0% for the three months ended June 30, 2013. The decreases in the insurance segment's current accident year loss ratios for both the quarter and year to date were primarily attributable to natural catastrophe and weather-related losses.

During the second quarter of 2014, we recognized aggregate natural catastrophe and weather-related pre-tax net losses of $30 million, primarily emanating from U.S. weather events. Comparatively, during the second quarter of 2013, we recognized aggregate natural catastrophe and weather-related pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) of $90 million, primarily emanating from tornadoes and hailstorms in the U.S. and flooding in Argentina and Canada.

After adjusting for the impact of the natural catastrophe and weather-related losses the current accident year loss ratio increased by 5.1 points primarily due to:

•	an increase in the current accident year loss ratio in the property lines, which were impacted by an increased level of mid-size and attritional losses in recent periods;

•
an increase in the professional lines loss ratio, relating to certain parts of our D&O business written in the United States, established during the fourth quarter of 2013, following recent loss experience. The increase primarily relates to business written during 2013 which continues to be earned during 2014;

•	a change in the business mix; partially offset by

•	a reduction in the level of mid-size and attritional losses incurred during the quarter in most of the other classes of business, most notably in the liability lines.

For the six-months ended June 30, 2014, natural catastrophe and weather-related pre-tax net losses aggregated to $36 million, primarily driven by the second quarter events noted above. For the comparative six-month period of 2013, natural catastrophe and weather-related pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) aggregated to $97 million. After adjusting for the natural catastrophe and weather-related losses the current accident year loss ratio increased by 7.4 points primarily due to the increases in the professional and property lines discussed above, and a change in the business mix.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The insurance segment's acquisition cost ratio increased in both the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to a change in the business mix and reductions in commissions earned due to lower ceded premiums following changes in our reinsurance purchasing program .

General and Administrative Expense Ratio: The insurance segment's general and administrative expense ratio decreased in both the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to a reduction in allocation of certain corporate expenses and the growth in net premiums earned partially offset by growth in personnel expenses as we build out our global platform and costs associated with new initiatives.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2014	% Change	2013	2014	% Change	2013

Revenues:
Gross premiums written	$477,169	9%	$438,750	$1,696,847	7%	$1,588,518
Net premiums written	459,065	6%	433,823	1,666,957	6%	1,571,582
Net premiums earned	542,730	4%	523,528	1,039,465	4%	995,687
Other insurance related income	1,683	nm	—	4,766	nm	—

Expenses:
Current year net losses and loss expenses	(327,754)		(347,329)	(624,423)		(617,308)
Prior year reserve development	52,391		35,422	84,276		84,323
Acquisition costs	(120,823)		(110,970)	(227,803)		(199,200)
General and administrative expenses	(34,299)		(35,243)	(70,375)		(68,283)

Underwriting income	$113,928	74%	$65,408	$205,906	5%	$195,219
Ratios:		% Point Change			% Point Change
Current year loss ratio	60.4%	(5.9)	66.3%	60.1%	(1.9)	62.0%
Prior year reserve development	(9.7%)	(3.0)	(6.7%)	(8.1%)	0.4	(8.5%)
Acquisition cost ratio	22.3%	1.1	21.2%	21.9%	1.9	20.0%
General and administrative expense ratio	6.3%	(0.4)	6.7%	6.7%	(0.2)	6.9%
Combined ratio	79.3%	(8.2)	87.5%	80.6%	0.2	80.4%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended June 30,					Six months ended June 30,
	2014		2013		% Change	2014		2013		% Change

Catastrophe	$117,245	24%	$138,461	31%	(15%)	$288,505	17%	$306,264	20%	(6%)
Property	61,027	13%	63,457	14%	(4%)	300,646	18%	285,333	18%	5%
Professional lines	104,801	22%	57,406	13%	83%	173,021	10%	147,961	9%	17%
Credit and surety	20,359	4%	20,327	5%	—%	228,827	13%	228,635	14%	—%
Motor	2,676	1%	16,557	4%	(84%)	276,696	16%	241,548	15%	15%
Liability	82,566	17%	78,868	18%	5%	185,210	11%	178,456	11%	4%
Agriculture	76,665	16%	55,319	13%	39%	179,830	11%	135,336	9%	33%
Engineering	8,772	2%	5,741	1%	53%	45,282	3%	46,653	3%	(3%)
Other	3,058	1%	2,614	1%	17%	18,830	1%	18,332	1%	3%
Total	$477,169	100%	$438,750	100%	9%	$1,696,847	100%	$1,588,518	100%	7%

Gross premiums written increased by $38 million and $108 million in the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013. The increase in the gross premiums written for the three months ended was primarily driven by increases in our professional and agriculture lines, which were partially offset by decreases in catastrophe and motor lines.

Professional lines growth reflected premium increases due to an extension to a large proportional treaty. The growth in the agriculture lines reflected differences in the timing of certain renewals and our continuing initiatives to grow this line of business. Gross premiums written during the quarter were also impacted by an increased level of contracts written on a multi-year basis, primarily in the liability and property lines. This growth was partially offset by decreases in our catastrophe business due to differences in timing of certain renewals and competitive market conditions and the resulting underwriting actions. Decreases in motor were driven by non-renewal of certain treaties and favorable premium adjustments which impacted the second quarter of 2013.

The increase in the gross premiums written of $108 million in the six months ended June 30, 2014 compared to the same period of 2013 was significantly impacted by a number of treaties written on a multi-year basis, especially in the property, motor and catastrophe lines, and included written premium that relate to future underwriting years of $90 million (in 2013 the comparative total was $12 million). After adjusting for the impact of the multi-year contracts, the increase in gross written premiums of 2% was primarily driven by the agriculture lines reflecting growth initiatives for this line of business.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2014		2013		% Change	2014		2013		% Change

Catastrophe	$79,182	15%	$97,663	18%	(19%)	$163,898	16%	$191,755	19%	(15%)
Property	81,380	15%	88,364	17%	(8%)	163,920	16%	173,211	17%	(5%)
Professional lines	88,342	16%	75,567	14%	17%	173,120	17%	146,046	15%	19%
Credit and surety	69,920	13%	71,485	14%	(2%)	129,283	12%	138,144	14%	(6%)
Motor	65,470	12%	62,070	12%	5%	136,033	13%	118,667	12%	15%
Liability	72,417	13%	60,338	12%	20%	138,463	13%	118,749	12%	17%
Agriculture	62,436	12%	46,376	9%	35%	93,075	9%	68,769	7%	35%
Engineering	17,767	3%	16,687	3%	6%	31,119	3%	31,133	3%	—%
Other	5,816	1%	4,978	1%	17%	10,554	1%	9,213	1%	15%
Total	$542,730	100%	$523,528	100%	4%	$1,039,465	100%	$995,687	100%	4%

Net premiums earned increased by $19 million and $44 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013. The increases reflected growth in the business written in recent periods in the professional, agriculture, liability and motor lines. This growth was partially offset by decreases in catastrophe lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2014	% Point Change	2013	2014	% Point Change	2013

Current accident year	60.4%	(5.9)	66.3%	60.1%	(1.9)	62.0%
Prior year reserve development	(9.7%)	(3.0)	(6.7%)	(8.1%)	0.4	(8.5%)
Loss ratio	50.7%	(8.9)	59.6%	52.0%	(1.5)	53.5%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 60.4% and 60.1% in the three and six months ended June 30, 2014, respectively, from 66.3% and 62.0% in the three and six months ended June 30, 2013, respectively. The decreases for both periods were driven by a reduced level of natural catastrophe and weather-related losses.

For the three and six months ended June 30, 2014, natural catastrophe and weather-related pre-tax net losses aggregated to $6 million and $14 million respectively, and primarily related to weather events in the United States. For the comparative three and six months ended June 30, 2013, natural catastrophe and weather-related pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) aggregated to $50 million and $56 million, respectively.

After adjusting for the impact of natural catastrophe and weather-related losses the current accident year loss ratio increased in both the three and six months ended June 30, 2014, primarily due to changes in the business mix and lower rates partially offset by a lower level of attritional losses.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio: The reinsurance segment's acquisition cost ratio increased in both the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to higher acquisition costs paid on certain lines of business. The increase for the six months ended June 30, 2014 was also impacted by variances in accruals for loss-sensitive features in underlying contracts. Accruals related to loss-sensitive features decreased the segment's acquisition cost ratio in the first half of 2013; however, these features had a lesser impact on the first half of 2014.

OTHER EXPENSES, NET

The following table provides a breakdown of our other expenses, net:

	Three months ended June 30,			Six months ended June 30,
	2014	% Change	2013	2014	% Change	2013

Corporate expenses	$33,270	32%	$25,265	$61,976	32%	$46,810
Foreign exchange losses (gains)	9,705	nm	(10,320)	13,939	nm	(45,201)
Interest expense and financing costs	19,975	31%	15,260	36,569	18%	31,095
Income tax expense (benefit)	9,500	nm	(4,662)	13,625	149%	5,469
Total	$72,450	184%	$25,543	$126,109	230%	$38,173

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.3% and 3.2%, respectively, for the three and six months ended June 30, 2014, compared to 2.7% and 2.6% respectfully, for the same periods in 2013. The increase in corporate expenses primarily related to increased personnel costs and a reduction in certain allocated costs to the segments.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. The foreign exchange gains and losses for the periods presented were largely driven by the re-measurement of net insurance related liabilities. The foreign exchange losses for the three months ended June 30, 2014 were primarily driven by appreciation of the sterling against the U.S. Dollar. Comparatively, for the three months ended June 30, 2013, depreciation of the Australian dollar was the primary driver of the gain, partially offset by appreciation of the euro. The loss for the six months ended June 30, 2014 was primarily driven by appreciation of the sterling and Australian dollar. Comparatively, the gain for the six months ended June 30, 2013 was driven by depreciation in the sterling and Australian dollar.

Interest Expense and Financing Costs: Interest expense and financing costs primarily relate to interest due on our senior notes and has increased following the issuance in the first quarter of 2014 of $250 million of 2.65% senior unsecured notes due in 2019, and $250 million of 5.15% senior unsecured notes which are due in 2045. See 'Liquidity and Capital Resources - Senior Notes' for further details.

Income Tax Expense (Benefit): Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense (benefit) divided by income before tax, was 4.5% and 3.7% for the three and six months ended June 30, 2014, respectively, compared to (5.9%) and 1.4% in the three and six months ended June 30, 2013, respectfully. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors.

We generated consolidated pre-tax net income for the three months ended June 30, 2013; however, the magnitude of natural catastrophe and weather-related losses borne by our U.S and European operations drove the recognition of an income tax benefit for the period.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended June 30,			Six months ended June 30,
	2014	% Change	2013	2014	% Change	2013

Fixed maturities	$78,523	5%	$74,503	$151,480	5%	$144,185
Other investments	32,492	174%	11,848	49,252	(11%)	55,279
Equities	5,301	69%	3,134	7,587	67%	4,548
Cash and cash equivalents	6,183	389%	1,265	7,046	178%	2,533
Short-term investments	246	(38%)	397	459	(51%)	929
Gross investment income	122,745	35%	91,147	215,824	4%	207,474
Investment expense	(7,878)	(2%)	(8,035)	(18,214)	18%	(15,455)
Net investment income	$114,867	38%	$83,112	$197,610	3%	$192,019

Pre-tax yield:(1)
Fixed maturities	2.6%		2.5%	2.5%		2.5%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Larger average investment balances and a small increase in pre-tax yields contributed to the increase in investment income from fixed maturities for both periods presented.

Equities

The increase in dividend income (net of withholding taxes) in the current quarter and year-to-date is mainly due to higher dividend yields and larger average holdings on our equity exchange traded funds ("ETFs").

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Hedge funds	$27,311	$6,776	$37,921	$40,254
CLO - Equities	5,181	5,072	11,331	15,025
Total net investment income from other investments	$32,492	$11,848	$49,252	$55,279

Pre-tax return on other investments(1)	3.2%	1.2%	4.8%	5.9%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

The total net investment income from other investments increased this quarter over the comparable period of 2013 primarily due to the strong performance of the global equity markets which translated into higher valuations on our hedge funds. The year-to-date decrease over the comparable period of 2013 was due in part to the stronger performance of our hedge funds in the first quarter of 2013 and also the reduction in CLO Equity income.

Net Realized Investment Gains

The following table provides a breakdown of net realized investment gains:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

On sale of investments:
Fixed maturities and short-term investments	$12,258	$4,817	$12,324	$20,174
Equity securities	30,063	6,417	46,892	29,272
	42,321	11,234	59,216	49,446
OTTI charges recognized in earnings	(1,905)	(5,127)	(2,690)	(6,025)
Change in fair value of investment derivatives	(7,155)	10,128	(12,644)	17,292
Net realized investment gains	$33,261	$16,235	$43,882	$60,713

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. Higher net gains during the current quarter are reflective of the improvement in pricing for our fixed maturities versus the comparative quarter.

Improvements in global equity markets during 2013 and 2014 enabled us to realize net gains on sales of our equity securities (primarily common stock) during the quarter and year-to-date.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During the current quarter, our foreign exchange hedges resulted in $2 million of net losses which related primarily to securities denominated in Australian dollar.

During 2013, we introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio. During the current quarter, we recorded $5 million of net losses relating to our interest rate swaps.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net investment income	$114,867	$83,112	$197,610	$192,019
Net realized investments gains	33,261	16,235	43,882	60,713
Change in net unrealized gains/losses	93,317	(294,725)	157,807	(350,580)
Total	$241,445	$(195,378)	$399,299	$(97,848)

Average cash and investments(1)	$15,497,729	$14,630,809	$15,226,403	$14,567,669

Total return on average cash and investments, pre-tax(2)	1.6%	(1.3%)	2.6%	(0.7%)

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)
Excluding the impact of foreign currencies due to matching with foreign denominated insurance liabilities, the total return for the three and six months ended June 30, 2014 would be 1.5% and 2.5%, respectively (2013: (1.2%) and (0.2%), respectively).

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	June 30, 2014		December 31, 2013
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$12,428,133	$12,598,897	$11,987,146	$11,986,327
Equities	614,174	744,760	566,219	701,987
Other investments	809,226	1,044,492	839,177	1,045,810
Short-term investments	100,166	100,166	46,212	46,212
Total investments	$13,951,699	$14,488,315	$13,438,754	$13,780,336

Cash and cash equivalents(1)	$1,189,403	$1,189,403	$987,876	$987,876

(1)	Includes restricted cash and cash equivalents of $145 million and $65 million for 2014 and 2013, respectively.

The amortized cost/cost of our total investments increased by $513 million from December 31, 2013, primarily due to the investing of a portion of our financing cash flows, driven by our new senior notes issuance (refer to 'Liquidity and Capital Resources - Senior Notes' for additional information) and operating cash flows generated during the year. The $708 million increase in the fair value of our total investments was also driven by the investment of the financing and operating cash flows along with improved valuations on our fixed maturities and equities.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	June 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,598,320	13%	$1,388,698	11%
Non-U.S. government	1,247,667	10%	1,176,382	10%
Corporate debt	4,263,974	34%	3,608,238	30%
Agency RMBS	2,105,579	17%	2,448,827	20%
CMBS	939,694	7%	797,414	7%
Non-Agency RMBS	84,946	1%	67,567	1%
ABS	1,306,925	10%	953,451	8%
Municipals(1)	1,051,792	8%	1,545,750	13%
Total	$12,598,897	100%	$11,986,327	100%

Credit ratings:
U.S. government and agency	$1,598,320	13%	$1,388,698	11%
AAA(2)	4,304,136	33%	4,160,744	35%
AA	1,583,807	13%	1,795,291	15%
A	2,487,191	20%	2,220,263	19%
BBB	1,617,381	13%	1,468,669	12%
Below BBB(3)	1,008,062	8%	952,662	8%
Total	$12,598,897	100%	$11,986,327	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS.

(3)	Non-investment grade securities.

During the first half of 2014, we reduced our allocation to municipals after spreads tightened and their after-tax valuations became less attractive. We increased our allocation to CLO Debt securities which form part of our ABS category. Other sector changes reflect relative value decisions.

At June 30, 2014, our fixed maturities had a weighted average credit rating of AA- (2013: AA-) and an average duration of 3.0 years (2013: 3.3 years). An interest rate swap further reduced our duration to 2.9 years (2013: 3.2 years). When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $13.9 billion), the average credit rating would be AA- (2013: AA-) and duration (including interest rate swaps) would be 2.6 years (2013: 2.9 years).

During the year, net unrealized gains/losses on fixed maturities moved from a net unrealized loss of $1 million at December 31, 2013 to a net unrealized gain of $171 million June 30, 2014.

Equities

During the year, net unrealized gains on equities decreased from $136 million at December 31, 2013 to $131 million at June 30, 2014. The decline was due to sales resulting in net realized gains of $47 million during the year, offset by improved valuations reflective of markets.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	June 30, 2014		December 31, 2013

Hedge funds
Long/short equity funds	$373,539	36%	$425,444	41%
Multi-strategy funds	306,215	29%	285,155	27%
Event-driven funds	191,735	18%	190,458	18%
Leveraged bank loan funds	48,430	5%	48,753	5%
Total hedge funds	919,919	88%	949,810	91%

Direct lending funds	33,467	3%	22,134	2%

Total hedge and direct lending funds	953,386	91%	971,944	93%

CLO - Equities	91,106	9%	73,866	7%
Total other investments	$1,044,492	100%	$1,045,810	100%

The $30 million decrease in the fair value of our total hedge funds in 2014 was driven by $68 million of net redemptions offset by $38 million of price appreciation as our hedge funds benefited from the strong performance of the global equity and credit markets.

We have made total commitments of $110 million to managers of direct lending funds. To date, $33 million of our total commitment has been called.

We made total commitments of $60 million to a CLO fund. To date, $53 million of our total commitment has been called.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a general discussion of our liquidity and capital resources. During the six months ended June 30, 2014, we:

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

•	continued the execution of common share repurchases under the program authorized by our Board of Directors.

The following table summarizes our consolidated capital for the periods indicated:

	June 30, 2014	December 31, 2013

Senior notes	$1,490,427	$995,855

Preferred shares	627,843	627,843
Common equity	5,327,867	5,190,119
Shareholders’ equity attributable to AXIS Capital	5,955,710	5,817,962
Total capital	$7,446,137	$6,813,817

Ratio of debt to total capital	20.0%	14.6%

Ratio of debt and preferred equity to total capital	28.4%	23.8%

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

Our Consolidated Balance Sheet at June 30, 2014 reflected the issuance of $250 million of 2.65% senior unsecured notes due in 2019, and $250 million of 5.15% senior unsecured notes which are due in 2045 (discussed further below). The net proceeds from these offerings are expected to be used towards the repayment of $500 million of AXIS Capital’s 5.75% senior unsecured notes which mature on December 1, 2014. As such, the increases in our debt to total capital and debt and preferred equity to total capital ratios are expected to be temporary. We believe that our financial flexibility remains strong.

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

We have the option to redeem the 2.65% Senior Notes and the 5.15% Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at June 30, 2014.

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

Common Equity

During the six months ended June 30, 2014, our common equity increased by $138 million. The following table reconciles our opening and closing common equity positions:

Six months ended June 30,	2014

Common equity - opening	$5,190,119
Net income attributable to AXIS Capital	347,934
Shares repurchased for treasury	(318,082)
Change in unrealized appreciation on available for sale investments, net of tax	148,390
Common share dividends	(59,397)
Preferred share dividends	(20,044)
Share-based compensation expense recognized in equity	27,800
Foreign currency translation adjustment	6,449
Shares issued and stock options exercised	4,698
Common equity - closing	$5,327,867

During the six months ended June 30, 2014, we repurchased 7 million common shares for a total of $318 million (including $300 million pursuant to our Board-authorized share repurchase program and $18 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan). At July 30, 2014, the remaining authorization under the common share repurchase program approved by our Board of Directors was $450 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

NEW ACCOUNTING STANDARDS

At July 30, 2014, there were no recently issued accounting pronouncements where our adoption of such guidance was pending.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2014, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income available to common shareholders	$190,664	$72,447	$327,890	$375,261
Net realized investment gains, net of tax(1)	(27,112)	(14,604)	(31,412)	(55,674)
Foreign exchange losses (gains), net of tax(2)	9,191	(10,879)	13,333	(45,132)
Loss on repurchase of preferred shares, net of tax(3)	—	3,081	—	3,081
Operating income	$172,743	$50,045	$309,811	$277,536

Earnings per common share - diluted	$1.79	$0.62	$3.03	$3.19
Net realized investment gains, net of tax	(0.25)	(0.13)	(0.29)	(0.48)
Foreign exchange losses (gains), net of tax	0.09	(0.09)	0.12	(0.38)
Loss on repurchase of preferred shares, net of tax	—	0.03	—	0.03
Operating income per common share - diluted	$1.63	$0.43	$2.86	$2.36

Weighted average common shares and common share equivalents - diluted(3)	106,289	116,671	108,329	117,660

Average common shareholders’ equity	$5,263,537	$5,160,346	$5,258,993	$5,105,511

ROACE (annualized)	14.5%	5.6%	12.5%	14.7%

Operating ROACE (annualized)	13.1%	3.9%	11.8%	10.9%

(1)
Tax cost of $6,149 and $1,631 for the three months ended June 30, 2014 and 2013, respectively, and $12,470 and $5,039 for the six months ended June 30, 2014 and 2013, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax benefit (cost) of $514 and ($559) for the three months ended June 30, 2014 and 2013, respectively, and $606 and ($69) for the six months ended June 30, 2014 and 2013, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)	Tax impact in nil.

(4)	Refer to Item 1, Note 8 to our Consolidated Financial Statements for further details on the dilution calculation.
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

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2014
Net managed assets (liabilities), excluding derivatives	$43,941	$(183,694)	$86,533	$7,659	$(85,640)	$76,494	$17,630	$(37,077)
Foreign currency derivatives, net	(37,693)	186,368	(80,630)	34,223	124,850	(52,819)	(4,011)	170,288
Net managed foreign currency exposure	6,248	2,674	5,903	41,882	39,210	23,675	13,619	133,211
Other net foreign currency exposure	6,922	—	899	30,824	14,636	12,751	333,648	399,680
Total net foreign currency exposure	$13,170	$2,674	$6,802	$72,706	$53,846	$36,426	$347,267	$532,891
Net foreign currency exposure as a percentage of total shareholders’ equity	0.2%	—%	0.1%	1.2%	0.9%	0.6%	5.8%	8.9%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,317	$267	$680	$7,271	$5,385	$3,643	$34,727	$53,290

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30 2014, our total managed foreign currency exposure was $533 million net long, driven by increases in our exposures to the the sterling and the euro, primarily due to new business written during the first half of 2014.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended June 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(2)

April 1-30, 2014	805,990	$45.95	770,275	$550.0	million
May 1-31, 2014	1,798,986	$45.23	1,752,512	$470.7	million
June 1-30, 2014	452,566	$46.34	447,309	$450.0	million
Total	3,057,542		2,970,096	$450.0	million

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: July 30, 2014

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)