Form 10-Q
period 2014-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2014-10-31
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
As of October 24, 2014, there were 102,207,438 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2014: $12,440,272; 2013: $11,987,146)	$12,444,684	$11,986,327
Equity securities, available for sale, at fair value (Cost 2014: $583,296; 2013: $566,219)	629,502	701,987
Other investments, at fair value	946,836	1,045,810
Short-term investments, at fair value and amortized cost	114,428	46,212
Total investments	14,135,450	13,780,336
Cash and cash equivalents	1,290,377	923,326
Restricted cash and cash equivalents	117,434	64,550
Accrued interest receivable	91,777	97,132
Insurance and reinsurance premium balances receivable	2,112,906	1,688,957
Reinsurance recoverable on unpaid and paid losses	1,947,529	1,929,988
Deferred acquisition costs	556,723	456,122
Prepaid reinsurance premiums	351,488	330,261
Receivable for investments sold	6,472	1,199
Goodwill and intangible assets	88,740	89,528
Other assets	266,151	273,385
Total assets	$20,965,047	$19,634,784

Liabilities
Reserve for losses and loss expenses	$9,751,903	$9,582,140
Unearned premiums	3,142,055	2,683,849
Insurance and reinsurance balances payable	244,815	234,412
Senior notes	1,490,498	995,855
Payable for investments purchased	189,684	21,744
Other liabilities	265,968	248,822
Total liabilities	15,084,923	13,766,822

Shareholders’ equity
Preferred shares	627,843	627,843
Common shares (2014: 175,399; 2013: 174,134 shares issued and 2014: 100,827; 2013: 109,485 shares outstanding)	2,190	2,174
Additional paid-in capital	2,273,110	2,240,125
Accumulated other comprehensive income	22,935	117,825
Retained earnings	5,581,942	5,062,706
Treasury shares, at cost (2014: 74,572; 2013: 64,649 shares)	(2,689,531)	(2,232,711)
Total shareholders’ equity attributable to AXIS Capital	5,818,489	5,817,962
Noncontrolling interests	61,635	50,000
Total shareholders’ equity	5,880,124	5,867,962

Total liabilities and shareholders’ equity	$20,965,047	$19,634,784

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three months ended		Nine months ended
	2014	2013	2014	2013
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$966,138	$945,242	$2,912,482	$2,765,154
Net investment income	66,562	103,429	264,171	295,450
Other insurance related income	7,702	725	12,468	1,756
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(9,431)	(2,811)	(12,121)	(8,836)
Other realized investment gains (losses)	86,879	(1,897)	133,450	64,840
Total net realized investment gains (losses)	77,448	(4,708)	121,329	56,004
Total revenues	1,117,850	1,044,688	3,310,450	3,118,364

Expenses
Net losses and loss expenses	552,064	501,522	1,662,097	1,582,835
Acquisition costs	185,950	173,682	549,848	488,892
General and administrative expenses	152,916	140,699	456,725	431,207
Foreign exchange losses (gains)	(72,292)	56,860	(58,353)	11,659
Interest expense and financing costs	20,344	15,260	56,913	46,355
Total expenses	838,982	888,023	2,667,230	2,560,948

Income before income taxes	278,868	156,665	643,220	557,416
Income tax expense (benefit)	(4,098)	6,030	9,527	11,500
Net income	282,966	150,635	633,693	545,916
Amounts attributable to (from) noncontrolling interests	(6,160)	—	(3,365)	—
Net income attributable to AXIS Capital	289,126	150,635	637,058	545,916
Preferred share dividends	10,022	13,514	30,066	30,452
Loss on repurchase of preferred shares	—	—	—	3,081
Net income available to common shareholders	$279,104	$137,121	$606,992	$512,383

Per share data
Net income per common share:
Basic net income	$2.71	$1.23	$5.74	$4.47
Diluted net income	$2.68	$1.21	$5.68	$4.41
Weighted average number of common shares outstanding - basic	102,945	111,676	105,683	114,606
Weighted average number of common shares outstanding - diluted	104,247	113,355	106,953	116,214
Cash dividends declared per common share	$0.27	$0.25	$0.81	$0.75

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three months ended		Nine months ended
	2014	2013	2014	2013
	(in thousands)
Net income	$282,966	$150,635	$633,693	$545,916
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	(167,060)	110,640	24,874	(170,786)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(72,670)	(8,657)	(116,213)	(46,571)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(239,730)	101,983	(91,339)	(217,357)
Non-credit portion of OTTI losses	—	—	—	—
Foreign currency translation adjustment	(10,000)	3,635	(3,551)	(14,892)
Total other comprehensive income (loss), net of tax	(249,730)	105,618	(94,890)	(232,249)
Comprehensive income	$33,236	$256,253	$538,803	$313,667

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
	(in thousands)
Preferred shares
Balance at beginning of period	$627,843	$502,843
Shares issued	—	225,000
Shares repurchased	—	(100,000)
Balance at end of period	627,843	627,843

Common shares (par value)
Balance at beginning of period	2,174	2,146
Shares issued	16	26
Balance at end of period	2,190	2,172

Additional paid-in capital
Balance at beginning of period	2,240,125	2,179,034
Shares issued - common shares	1,138	3,939
Cost of treasury shares reissued	(11,711)	(4,085)
Issue costs on newly issued preferred shares	—	(6,551)
Reversal of issue costs on repurchase of preferred shares	—	3,081
Stock options exercised	3,898	13,029
Share-based compensation expense	39,660	37,379
Balance at end of period	2,273,110	2,225,826

Accumulated other comprehensive income
Balance at beginning of period	117,825	362,622
Unrealized appreciation on available for sale investments, net of tax:
Balance at beginning of period	124,945	348,328
Unrealized losses arising during the period, net of reclassification adjustment	(91,339)	(217,357)
Non-credit portion of OTTI losses	—	—
Balance at end of period	33,606	130,971
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(7,120)	14,294
Foreign currency translation adjustments	(3,551)	(14,892)
Balance at end of period	(10,671)	(598)
Balance at end of period	22,935	130,373

Retained earnings
Balance at beginning of period	5,062,706	4,497,789
Net income	633,693	545,916
Amounts attributable (to) from noncontrolling interests	3,365	—
Preferred share dividends	(30,066)	(30,452)
Loss on repurchase of preferred shares	—	(3,081)
Common share dividends	(87,756)	(88,456)
Balance at end of period	5,581,942	4,921,716

Treasury shares, at cost
Balance at beginning of period	(2,232,711)	(1,764,673)
Shares repurchased for treasury	(468,531)	(359,513)
Cost of treasury shares reissued	11,711	4,085
Balance at end of period	(2,689,531)	(2,120,101)

Total shareholders’ equity attributable to AXIS Capital	5,818,489	5,787,829
Noncontrolling interests	61,635	—
Total shareholders' equity	$5,880,124	$5,787,829

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$633,693	$545,916
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(121,329)	(56,004)
Net realized and unrealized gains on other investments	(45,868)	(87,406)
Amortization of fixed maturities	84,412	105,346
Other amortization and depreciation	17,669	16,725
Share-based compensation expense, net of cash payments	45,074	43,454
Changes in:
Accrued interest receivable	5,231	(1,065)
Reinsurance recoverable balances	(26,419)	(35,691)
Deferred acquisition costs	(100,461)	(115,754)
Prepaid reinsurance premiums	(22,271)	(24,604)
Reserve for loss and loss expenses	184,881	425,785
Unearned premiums	458,058	535,609
Insurance and reinsurance balances, net	(412,603)	(455,166)
Other items	35,674	(8,519)
Net cash provided by operating activities	735,741	888,626

Cash flows from investing activities:
Purchases of:
Fixed maturities	(8,782,175)	(9,236,509)
Equity securities	(510,332)	(191,209)
Other investments	(60,272)	(141,253)
Short-term investments	(562,427)	(158,049)
Proceeds from the sale of:
Fixed maturities	7,625,717	7,779,177
Equity securities	597,820	279,468
Other investments	205,112	77,526
Short-term investments	429,679	131,907
Proceeds from redemption of fixed maturities	785,183	1,144,412
Proceeds from redemption of short-term investments	64,071	50,050
Purchase of other assets	(20,306)	(17,402)
Change in restricted cash and cash equivalents	(52,884)	30,288
Net cash used in investing activities	(280,814)	(251,594)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	494,344	—
Net proceeds from issuance of preferred shares	—	218,449
Repurchase of preferred shares	—	(100,000)
Repurchase of common shares	(468,531)	(359,513)
Dividends paid - common shares	(90,092)	(90,421)
Dividends paid - preferred shares	(30,066)	(29,171)
Proceeds from issuance of common shares	5,052	16,995
Sales of shares to noncontrolling interests	25,000	—
Return of capital to noncontrolling interests	(10,000)	—
Net cash used in financing activities	(74,293)	(343,661)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(13,583)	(3,635)
Increase in cash and cash equivalents	367,051	289,736
Cash and cash equivalents - beginning of period	923,326	759,817
Cash and cash equivalents - end of period	$1,290,377	$1,049,553

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at September 30, 2014 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended September 30, 2014 and 2013 have not been audited. The balance sheet at December 31, 2013 is derived from our audited financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

Share-Based Compensation

In June 2014, the Financial Accounting Standards Board ("FASB") issued new guidance for share-based payments where a performance target could be achieved after the requisite service period has ended, requiring that compensation costs be recognized in the period in which it becomes probable that the performance target will be achieved and to represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. As the new guidance was issued to clarify treatment where there was divergence in accounting practice, the adoption of this guidance is not expected to impact our results of operations, financial condition or liquidity.

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

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2014			2013
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$555,283	$341,531	$896,814	$574,778	$330,019	$904,797
Net premiums written	363,571	323,652	687,223	393,627	322,762	716,389
Net premiums earned	461,805	504,333	966,138	448,072	497,170	945,242
Other insurance related income	—	7,702	7,702	725	—	725
Net losses and loss expenses	(289,207)	(262,857)	(552,064)	(216,440)	(285,082)	(501,522)
Acquisition costs	(71,264)	(114,686)	(185,950)	(61,087)	(112,595)	(173,682)
General and administrative expenses	(85,750)	(36,612)	(122,362)	(82,548)	(35,127)	(117,675)
Underwriting income	$15,584	$97,880	113,464	$88,722	$64,366	153,088

Corporate expenses			(30,554)			(23,024)
Net investment income			66,562			103,429
Net realized investment gains (losses)			77,448			(4,708)
Foreign exchange (losses) gains			72,292			(56,860)
Interest expense and financing costs			(20,344)			(15,260)
Income before income taxes			$278,868			$156,665

Net loss and loss expense ratio	62.6%	52.1%	57.1%	48.3%	57.3%	53.1%
Acquisition cost ratio	15.4%	22.7%	19.2%	13.6%	22.6%	18.4%
General and administrative expense ratio	18.6%	7.3%	15.9%	18.5%	7.2%	14.8%
Combined ratio	96.6%	82.1%	92.2%	80.4%	87.1%	86.3%

Goodwill and intangible assets	$88,740	$—	$88,740	$91,656	$—	$91,656

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2014			2013
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,911,102	$2,038,377	$3,949,479	$1,952,548	$1,918,537	$3,871,085
Net premiums written	1,361,351	1,990,607	3,351,958	1,385,892	1,894,344	3,280,236
Net premiums earned	1,368,683	1,543,799	2,912,482	1,272,297	1,492,857	2,765,154
Other insurance related income	—	12,468	12,468	1,756	—	1,756
Net losses and loss expenses	(859,093)	(803,004)	(1,662,097)	(764,768)	(818,067)	(1,582,835)
Acquisition costs	(207,360)	(342,488)	(549,848)	(177,097)	(311,795)	(488,892)
General and administrative expenses	(257,208)	(106,987)	(364,195)	(257,962)	(103,411)	(361,373)
Underwriting income	$45,022	$303,788	348,810	$74,226	$259,584	333,810

Corporate expenses			(92,530)			(69,834)
Net investment income			264,171			295,450
Net realized investment gains			121,329			56,004
Foreign exchange (losses) gains			58,353			(11,659)
Interest expense and financing costs			(56,913)			(46,355)
Income before income taxes			$643,220			$557,416

Net loss and loss expense ratio	62.8%	52.0%	57.1%	60.1%	54.8%	57.2%
Acquisition cost ratio	15.2%	22.2%	18.9%	13.9%	20.9%	17.7%
General and administrative expense ratio	18.7%	6.9%	15.6%	20.3%	6.9%	15.6%
Combined ratio	96.7%	81.1%	91.6%	94.3%	82.6%	90.5%

Goodwill and intangible assets	$88,740	$—	$88,740	$91,656	$—	$91,656

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At September 30, 2014
Fixed maturities
U.S. government and agency	$1,545,328	$1,564	$(27,424)	$1,519,468	$—
Non-U.S. government	1,175,260	9,122	(45,460)	1,138,922	—
Corporate debt	4,240,910	47,065	(37,179)	4,250,796	—
Agency RMBS(1)	2,103,587	28,931	(11,571)	2,120,947	—
CMBS(2)	945,134	12,212	(2,829)	954,517	—
Non-Agency RMBS	75,452	3,531	(588)	78,395	(888)
ABS(3)	1,443,932	3,775	(11,842)	1,435,865	—
Municipals(4)	910,669	36,181	(1,076)	945,774	—
Total fixed maturities	$12,440,272	$142,381	$(137,969)	$12,444,684	$(888)

Equity securities
Common stocks	$49,426	$14,367	$(648)	$63,145
Exchange-traded funds	420,219	31,506	(1,049)	450,676
Non-U.S. bond mutual funds	113,651	2,030	—	115,681
Total equity securities	$583,296	$47,903	$(1,697)	$629,502

At December 31, 2013
Fixed maturities
U.S. government and agency	$1,421,245	$1,405	$(33,952)	$1,388,698	$—
Non-U.S. government	1,208,384	17,990	(49,992)	1,176,382	—
Corporate debt	3,533,585	84,881	(10,228)	3,608,238	—
Agency RMBS(1)	2,485,139	21,979	(58,291)	2,448,827	—
CMBS(2)	790,095	11,285	(3,966)	797,414	—
Non-Agency RMBS	65,590	2,375	(398)	67,567	(868)
ABS(3)	955,274	6,871	(8,694)	953,451	—
Municipals(4)	1,527,834	32,432	(14,516)	1,545,750	—
Total fixed maturities	$11,987,146	$179,218	$(180,037)	$11,986,327	$(868)

Equity securities
Common stocks	$345,759	$98,742	$(6,183)	$438,318
Exchange-traded funds	106,762	32,085	—	138,847
Non-U.S. bond mutual funds	113,698	11,124	—	124,822
Total equity securities	$566,219	$141,951	$(6,183)	$701,987

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

	Amortized Cost	Fair Value	% of Total Fair Value

At September 30, 2014
Maturity
Due in one year or less	$550,351	$549,150	4.5%
Due after one year through five years	5,250,453	5,266,397	42.3%
Due after five years through ten years	1,822,740	1,788,151	14.4%
Due after ten years	248,623	251,262	2.0%
	7,872,167	7,854,960	63.2%
Agency RMBS	2,103,587	2,120,947	17.0%
CMBS	945,134	954,517	7.7%
Non-Agency RMBS	75,452	78,395	0.6%
ABS	1,443,932	1,435,865	11.5%
Total	$12,440,272	$12,444,684	100.0%

At December 31, 2013
Maturity
Due in one year or less	$710,079	$717,052	5.9%
Due after one year through five years	5,030,728	5,116,060	42.7%
Due after five years through ten years	1,852,877	1,791,835	14.9%
Due after ten years	97,364	94,121	0.8%
	7,691,048	7,719,068	64.3%
Agency RMBS	2,485,139	2,448,827	20.4%
CMBS	790,095	797,414	6.7%
Non-Agency RMBS	65,590	67,567	0.6%
ABS	955,274	953,451	8.0%
Total	$11,987,146	$11,986,327	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At September 30, 2014
Fixed maturities
U.S. government and agency	$392,084	$(23,150)	$864,003	$(4,274)	$1,256,087	$(27,424)
Non-U.S. government	148,526	(25,903)	395,307	(19,557)	543,833	(45,460)
Corporate debt	35,841	(2,608)	2,006,740	(34,571)	2,042,581	(37,179)
Agency RMBS	335,687	(9,617)	469,445	(1,954)	805,132	(11,571)
CMBS	77,827	(1,066)	310,078	(1,763)	387,905	(2,829)
Non-Agency RMBS	8,217	(524)	3,087	(64)	11,304	(588)
ABS	378,668	(8,122)	640,305	(3,720)	1,018,973	(11,842)
Municipals	39,450	(1,047)	8,226	(29)	47,676	(1,076)
Total fixed maturities	$1,416,300	$(72,037)	$4,697,191	$(65,932)	$6,113,491	$(137,969)

Equity securities
Common stocks	$1,828	$(249)	$10,401	$(399)	$12,229	$(648)
Exchange-traded funds	—	—	56,074	(1,049)	56,074	(1,049)
Total equity securities	$1,828	$(249)	$66,475	$(1,448)	$68,303	$(1,697)

At December 31, 2013
Fixed maturities
U.S. government and agency	$—	$—	$982,307	$(33,952)	$982,307	$(33,952)
Non-U.S. government	35,577	(3,430)	420,622	(46,562)	456,199	(49,992)
Corporate debt	27,696	(802)	606,592	(9,426)	634,288	(10,228)
Agency RMBS	144,468	(5,247)	1,478,527	(53,044)	1,622,995	(58,291)
CMBS	13,319	(116)	298,863	(3,850)	312,182	(3,966)
Non-Agency RMBS	4,287	(315)	5,319	(83)	9,606	(398)
ABS	37,765	(2,941)	553,803	(5,753)	591,568	(8,694)
Municipals	8,408	(615)	543,474	(13,901)	551,882	(14,516)
Total fixed maturities	$271,520	$(13,466)	$4,889,507	$(166,571)	$5,161,027	$(180,037)

Equity securities
Common stocks	$3,499	$(398)	$48,828	$(5,785)	$52,327	$(6,183)
Exchange-traded funds	—	—	—	—	—	—
Total equity securities	$3,499	$(398)	$48,828	$(5,785)	$52,327	$(6,183)

Fixed Maturities

At September 30, 2014, 1,306 fixed maturities (2013: 1,127) were in an unrealized loss position of $138 million (2013: $180 million), of which $14 million (2013: $2 million) was related to securities below investment grade or not rated.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

At September 30, 2014, 281 (2013: 99) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $1,416 million (2013: $272 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at September 30, 2014, and were expected to recover in value as the securities approach maturity. Further, at September 30, 2014, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At September 30, 2014, 9 securities (2013: 63) were in an unrealized loss position of $2 million (2013: $6 million).

At September 30, 2014, 2 (2013: 9) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $2 million (2013: $3 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at September 30, 2014.

b) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds and CLO Equities, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At September 30, 2014
Long/short equity funds	$292,086	31%	Quarterly, Semi-annually	45-60 days
Multi-strategy funds	315,480	33%	Quarterly, Semi-annually	60-95 days
Event-driven funds	188,397	20%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	9,904	1%	Quarterly	65 days
Direct lending funds	43,836	5%	n/a	n/a
CLO - Equities	97,133	10%	n/a	n/a
Total other investments	$946,836	100%

At December 31, 2013
Long/short equity funds	$425,444	41%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	285,155	27%	Quarterly, Semi-annually	60-95 days
Event-driven funds	190,458	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	48,753	5%	Quarterly	65 days
Direct lending funds	22,134	2%	n/a	n/a
CLO - Equities	73,866	7%	n/a	n/a
Total other investments	$1,045,810	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

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

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2014 and 2013, neither of these restrictions impacted our redemption requests. At September 30, 2014, $71 million (2013: $99 million), representing 9% (2013: 10%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiration of these lockup periods range from September 2014 to April 2016.

At September 30, 2014, $6 million (2013: $11 million) was invested in hedge funds that are not accepting redemption requests. Of this amount, substantially all relates to a leveraged bank loan fund in a period of planned principal distributions. Based on market conditions and payments made to date, management's current expectation is that the distribution process will be completed in 2015.

At September 30, 2014, we have $67 million (2013: $88 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
During the fourth quarter of 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in December, 2018. The General Partner then has the option to extend the term by up to three years. At September 30, 2014, $41 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the multi-strategy funds line of the table above.
During the third quarter of 2013, we made a $60 million commitment as a limited partner in a fund that invests primarily in CLO equities ("CLO fund").  We will not be eligible to redeem our investment until December 2017 but expect to receive interest distributions on a quarterly basis.  At September 30, 2014, the full amount of our commitment was funded and the current fair value of the funds called to date are included in the CLO - Equities line of the table above.  The CLO - Equities line also includes direct investment in the equity tranches of CLOs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Fixed maturities	$74,996	$74,691	$226,475	$218,877
Other investments	(3,384)	32,127	45,868	87,406
Equity securities	2,022	3,871	9,609	8,419
Cash and cash equivalents	2,081	382	9,127	2,915
Short-term investments	141	127	600	1,056
Gross investment income	75,856	111,198	291,679	318,673
Investment expenses	(9,294)	(7,769)	(27,508)	(23,223)
Net investment income	$66,562	$103,429	$264,171	$295,450

d) Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Gross realized gains
Fixed maturities and short-term investments	$17,638	$27,631	$78,057	$94,617
Equities	81,888	11,985	133,764	48,266
Gross realized gains	99,526	39,616	211,821	142,883
Gross realized losses
Fixed maturities and short-term investments	(8,527)	(26,454)	(56,623)	(73,266)
Equities	(7,120)	(2,001)	(12,104)	(9,011)
Gross realized losses	(15,647)	(28,455)	(68,727)	(82,277)
Net OTTI recognized in earnings	(9,431)	(2,811)	(12,121)	(8,836)
Change in fair value of investment derivatives(1)	3,000	(13,058)	(9,644)	4,234
Net realized investment gains (losses)	$77,448	$(4,708)	$121,329	$56,004

(1) Refer to Note 5 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Fixed maturities:
Non-U.S. government	$3,380	$94	$5,192	$120
Corporate debt	1,031	1,811	1,112	5,761
Non-Agency RMBS	—	57	—	57
ABS	—	—	56	129
Municipals	418	639	418	639
	4,829	2,601	6,778	6,706
Equity Securities
Common stocks	—	207	741	1,607
Exchange-traded funds	4,602	3	4,602	523
	4,602	210	5,343	2,130
Total OTTI recognized in earnings	$9,431	$2,811	$12,121	$8,836

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Balance at beginning of period	$1,581	$1,699	$1,594	$1,809
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	—	—	—	—
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(23)	(110)	(36)	(220)
Balance at end of period	$1,558	$1,589	$1,558	$1,589

e) Reverse Repurchase Agreements

At September 30, 2014, we held $101 million (2013: $34 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income.

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

At September 30, 2014, our direct investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At September 30, 2014
Assets
Fixed maturities
U.S. government and agency	$1,390,737	$128,731	$—	$1,519,468
Non-U.S. government	—	1,138,922	—	1,138,922
Corporate debt	—	4,250,796	—	4,250,796
Agency RMBS	—	2,120,947	—	2,120,947
CMBS	—	939,897	14,620	954,517
Non-Agency RMBS	—	78,395	—	78,395
ABS	—	1,375,330	60,535	1,435,865
Municipals	—	945,774	—	945,774
	1,390,737	10,978,792	75,155	12,444,684
Equity securities
Common stocks	63,145	—	—	63,145
Exchange-traded funds	450,676	—	—	450,676
Non-U.S. bond mutual funds	—	115,681	—	115,681
	513,821	115,681	—	629,502
Other investments
Hedge funds	—	361,376	444,491	805,867
Direct lending funds	—	—	43,836	43,836
CLO - Equities	—	—	97,133	97,133
	—	361,376	585,460	946,836
Short-term investments	—	114,428	—	114,428
Derivative instruments (see Note 5)	—	16,591	228	16,819
Total Assets	$1,904,558	$11,586,868	$660,843	$14,152,269
Liabilities
Derivative instruments (see Note 5)	$—	$10,469	$7,646	$18,115
Cash settled awards (see Note 7)	—	14,106	—	14,106
Total Liabilities	$—	$24,575	$7,646	$32,221

At December 31, 2013
Assets
Fixed maturities
U.S. government and agency	$1,119,632	$269,066	$—	$1,388,698
Non-U.S. government	—	1,176,382	—	1,176,382
Corporate debt	—	3,608,238	—	3,608,238
Agency RMBS	—	2,448,827	—	2,448,827
CMBS	—	793,396	4,018	797,414
Non-Agency RMBS	—	67,567	—	67,567
ABS	—	922,652	30,799	953,451
Municipals	—	1,545,750	—	1,545,750
	1,119,632	10,831,878	34,817	11,986,327
Equity securities
Common stocks	438,318	—	—	438,318
Exchange-traded funds	138,847	—	—	138,847
Non-U.S. bond mutual funds	—	124,822	—	124,822
	577,165	124,822	—	701,987
Other investments
Hedge funds	—	488,755	461,055	949,810
Direct lending funds	—	—	22,134	22,134
CLO - Equities	—	—	73,866	73,866
	—	488,755	557,055	1,045,810
Short-term investments	—	46,212	—	46,212
Derivative instruments (see Note 5)	—	6,824	984	7,808
Total Assets	$1,696,797	$11,498,491	$592,856	$13,788,144
Liabilities
Derivative instruments (see Note 5)	$—	$1,152	$815	$1,967
Cash settled awards (see Note 7)	—	8,693	—	8,693
Total Liabilities	$—	$9,845	$815	$10,660

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2014 and 2013, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds and our CLO fund priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at September 30, 2014 for our investments classified as Level 3 in the fair value hierarchy. These significant unobservable inputs have not changed significantly from December 31, 2013. Where appropriate, this table has been reconciled back to the asset class total Level 3 holdings.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

ABS - CLO Debt	$17,810	Discounted cash flow	Credit spreads	3.4%	3.4%
			Illiquidity discount (1)	5.0%	5.0%
	42,725	Broker-dealer quote	n/a	n/a	n/a
	$60,535

Other investments - CLO - Equities	$37,420	Discounted cash flow	Default rates	4.0% - 5.0%	4.3%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	2.6% - 3.5%	3.3%
			Estimated maturity dates	3.2 - 4.4 years	3.9 years
	59,713	Net asset value	n/a	n/a	n/a
	$97,133

Derivatives - Weather derivatives, net	$(7,418)	Simulation model	Weather curve	33 - 2930(2)	n/a (3)
			Weather standard deviation	3 - 305(2)	n/a (3)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended September 30, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	3,933	10,795	—	—	(31)	—	—	(77)	14,620	—
ABS	30,883	42,039	—	—	882	—	—	(13,269)	60,535	—
	34,816	52,834	—	—	851	—	—	(13,346)	75,155	—
Other investments
Hedge funds	476,808	—	(32,255)	(4,205)	—	6,000	—	(1,857)	444,491	(4,344)
Direct lending funds	33,467	—	—	627	—	10,086	—	(344)	43,836	627
CLO - Equities	91,106	—	—	5,729	—	6,674	—	(6,376)	97,133	5,729
	601,381	—	(32,255)	2,151	—	22,760	—	(8,577)	585,460	2,012
Other assets
Derivative instruments	—	—	—	228	—	—	—	—	228	228
	—	—	—	228	—	—	—	—	228	228
Total assets	$636,197	$52,834	$(32,255)	$2,379	$851	$22,760	$—	$(21,923)	$660,843	$2,240

Other liabilities
Derivative instruments	$750	$—	$—	$(272)	$—	$7,587	$—	$(419)	$7,646	$59
Total liabilities	$750	$—	$—	$(272)	$—	$7,587	$—	$(419)	$7,646	$59

Nine months ended September 30, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	4,018	10,795	—	—	(74)	—	—	(119)	14,620	—
ABS	30,799	42,167	—	—	1,060	—	—	(13,491)	60,535	—
	34,817	52,962	—	—	986	—	—	(13,610)	75,155	—
Other investments
Hedge funds	461,055	—	(32,255)	16,718	—	13,500	—	(14,527)	444,491	16,579
Direct lending funds	22,134	—	—	1,546	—	20,831	—	(675)	43,836	1,546
CLO - Equities	73,866	—	—	17,060	—	25,941	—	(19,734)	97,133	17,060
	557,055	—	(32,255)	35,324	—	60,272	—	(34,936)	585,460	35,185
Other assets
Derivative instruments	984	—	—	5,239	—	—	—	(5,995)	228	228
	984	—	—	5,239	—	—	—	(5,995)	228	228
Total assets	$592,856	$52,962	$(32,255)	$40,563	$986	$60,272	$—	$(54,541)	$660,843	$35,413

Other liabilities
Derivative instruments	$815	$—	$—	$624	$—	$8,427	$—	$(2,220)	$7,646	$59
Total liabilities	$815	$—	$—	$624	$—	$8,427	$—	$(2,220)	$7,646	$59

(1)
Gains and losses included in earnings on fixed maturities are included in net realized investment gains (losses). Gains and (losses) included in earnings on other investments are included in net investment income. Gains (losses) on weather derivatives included in earnings are included in other insurance-related income.

(2)	Gains and losses included in other comprehensive income (“OCI”) on fixed maturities are included in unrealized gains (losses) arising during the period.

(3)	Change in unrealized investment gain (loss) relating to assets held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended September 30, 2013
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	11,785	—	(6,915)	—	(96)	—	—	(714)	4,060	—
ABS	54,125	34,700	—	—	1,048	—	—	(20,368)	69,505	—
	65,910	34,700	(6,915)	—	952	—	—	(21,082)	73,565	—
Other investments
Hedge funds	444,220	—	—	13,233	—	—	—	(19,156)	438,297	13,233
Direct lending funds	4,232	—	—	75	—	8,708	—	—	13,015	75
CLO - Equities	53,044	—	—	6,580	—	23,312	—	(12,736)	70,200	6,580
	501,496	—	—	19,888	—	32,020	—	(31,892)	521,512	19,888
Other assets
Derivative instruments	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—
Total assets	$567,406	$34,700	$(6,915)	$19,888	$952	$32,020	$—	$(52,974)	$595,077	$19,888

Other liabilities
Derivative instruments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Nine months ended September 30, 2013
Fixed maturities
Corporate debt	$1,550	$—	$—	$1,550	$—	$—	$(3,100)	$—	$—	$—
Non-Agency RMBS	1,110	—	(1,223)	—	135	—	—	(22)	—	—
CMBS	4,296	8,382	(6,915)	—	(243)	—	—	(1,460)	4,060	—
ABS	63,975	34,700	(213,212)	(112)	2,029	212,889	(10,190)	(20,574)	69,505	—
	70,931	43,082	(221,350)	1,438	1,921	212,889	(13,290)	(22,056)	73,565	—
Other investments
Hedge funds	359,996	29,953	—	38,723	—	50,000	—	(40,375)	438,297	38,723
Direct lending funds	—	—	—	75	—	12,940	—	—	13,015	75
CLO - Equities	62,435	—	—	21,605	—	23,312	—	(37,152)	70,200	21,605
	422,431	29,953	—	60,403	—	86,252	—	(77,527)	521,512	60,403
Other assets
Derivative instruments	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—
Total assets	$493,362	$73,035	$(221,350)	$61,841	$1,921	$299,141	$(13,290)	$(99,583)	$595,077	$60,403

Other liabilities
Derivative instruments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)
Gains and losses included in earnings on fixed maturities are included in net realized investment gains (losses). Gains and (losses) included in earnings on other investments are included in net investment income. Gains (losses) on weather derivatives included in earnings are included in other insurance-related income.

(2)	Gains and losses included in other comprehensive income (“OCI”) on fixed maturities are included in unrealized gains (losses) arising during the period.

(3)	Change in unrealized investment gain (loss) relating to assets held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The transfers into and out of fair value hierarchy levels reflect the fair value of the securities at the end of the reporting period.

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during the three and nine months ended September 30, 2014 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. The transfers to Level 3 from Level 2 made during the three and nine months ended September 30, 2013 were primarily due to redemption provisions in hedge fund holdings and the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made during the three and nine months ended September 30, 2014 related to certain hedge funds where we have the ability to liquidate holdings at the reported NAV in the near term due to the expiry of lockup provisions. The transfers to Level 2 from Level 3 made during the three and nine months ended September 30, 2013 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers on CLO Debt securities purchased during the first quarter of 2013.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at September 30, 2014, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At September 30, 2014, our senior notes are recorded at amortized cost with a carrying value of $1,490 million (2013: $996 million) and have a fair value of $1,593 million (2013: $1,073 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

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

	September 30, 2014			December 31, 2013
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	$167,105	$5,175	$11	$254,023	$1,214	$1,032
Interest rate swaps	346,250	—	624	281,250	873	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	616,539	316	9,834	390,663	4,737	120
Weather-related contracts	53,017	228	7,646	24,451	984	815
Commodity contracts	$100,850	11,100	—	$—	—	—
Total derivatives		$16,819	$18,115		$7,808	$1,967

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

	September 30, 2014			December 31, 2013
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$25,823	$(9,004)	$16,819	$9,796	$(1,988)	$7,808
Derivative liabilities	$27,119	$(9,004)	$18,115	$3,955	$(1,988)	$1,967

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

Refer to Note 3 - Investments for information on reverse repurchase agreements.

Derivative Instruments not Designated as Hedging Instruments

a) Relating to Investment Portfolio

Foreign Currency Risk

Within our investment portfolio we are exposed to foreign currency risk. Accordingly, the fair values for our investment portfolio are partially influenced by the change in foreign exchange rates. We may enter into foreign exchange forward contracts to manage the effect of this foreign currency risk. These foreign currency hedging activities are not designated as specific hedges for financial reporting purposes.

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

Interest Rate Risk

Our investment portfolio contains a large percentage of fixed maturities which exposes us to significant interest rate risk. As part of our overall management of this risk, we may use interest rate swaps. The interest rate swaps held at September 30, 2014 convert part of our overall fixed rate exposure to a variable rate exposure which effectively reduces the duration of our overall portfolio.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$7,034	$(7,802)	$3,350	$9,222
Interest rate swaps	Net realized investment gains (losses)	(4,034)	(5,256)	(12,994)	(4,988)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	(21,915)	(2,697)	(8,784)	(4,895)
Weather-related contracts	Other insurance related income	668	—	4,730	—
Commodity contracts	Other insurance related income	7,530	—	9,243	—
Total		$(10,717)	$(15,755)	$(4,455)	$(661)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Nine months ended September 30,	2014	2013

Gross reserve for losses and loss expenses, beginning of period	$9,582,140	$9,058,731
Less reinsurance recoverable on unpaid losses, beginning of period	(1,900,112)	(1,825,617)
Net reserve for unpaid losses and loss expenses, beginning of period	7,682,028	7,233,114

Net incurred losses and loss expenses related to:
Current year	1,855,482	1,759,483
Prior years	(193,385)	(176,648)
	1,662,097	1,582,835
Net paid losses and loss expenses related to:
Current year	(202,364)	(168,564)
Prior years	(1,165,215)	(1,028,401)
	(1,367,579)	(1,196,965)

Foreign exchange and other	(139,313)	(17,265)

Net reserve for unpaid losses and loss expenses, end of period	7,837,233	7,601,719
Reinsurance recoverable on unpaid losses, end of period	1,914,670	1,882,797
Gross reserve for losses and loss expenses, end of period	$9,751,903	$9,484,516

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Insurance	$9,488	$34,065	$54,059	$46,355
Reinsurance	55,050	45,970	139,326	130,293
Total	$64,538	$80,035	$193,385	$176,648

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for professional and liability reinsurance lines in the three and nine months ended September 30, 2014 and 2013 also contributed and was partially offset by unfavorable prior year reserve development in the liability insurance lines.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $61 million and $57 million of the total net favorable prior year reserve development for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, these short-tail lines contributed $162 million and $119 million, respectively, of net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. Favorable development was recognized of $26 million in the three months ended September 30, 2013 and $12 million and $64 million in the nine months ended September 30, 2014 and 2013, respectively, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2005 through 2008 accident years.

Our medium-tail business consists primarily of professional insurance and reinsurance lines and credit and surety reinsurance business. Our professional lines reinsurance business contributed further net favorable prior year reserve development of $10 million in both the three months ended September 30, 2014 and 2013 and $22 million and $20 million in the nine months ended September 30, 2014 and 2013, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development.

In the three months ended September 30, 2014 we recorded adverse prior year reserve development of $14 million in our insurance liability lines relating primarily to an increase in loss estimates for two specific claims. Our credit and surety line recorded an adverse development of $15 million in the three months ended September 30, 2013 primarily reflecting recent claim developments on certain European bond exposures.
The frequency and severity of natural catastrophe and weather activity was high in recent years and our September 30, 2014 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the 2011 Japanese earthquake and tsunami and 2010 and 2011 New Zealand earthquakes, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION
For the three months ended September 30, 2014, we incurred share-based compensation costs of $18 million (2013: $14 million) and recorded associated tax benefits of $4 million (2013: $3 million). For the nine months ended September 30, 2014, we incurred share-based compensation costs of $54 million (2013: $45 million) and recorded tax benefits thereon of $10 million (2013: $8 million).

The fair value of shares vested during the nine months ended September 30, 2014 was $66 million (2013: $68 million). At September 30, 2014 there were $130 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.4 years.

Awards to settle in shares

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the nine months ended September 30, 2014:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	283	$35.74	3,430	$34.72
Granted	68	44.33	1,038	44.42
Vested	—	—	(1,440)	33.82
Forfeited	—	—	(193)	36.77
Nonvested restricted stock - end of period	351	$37.41	2,835	$38.54

Cash-settled awards

During 2014 we also granted 1,003,226 restricted stock units that will settle in cash rather than shares when the awards ultimately vest; of which 22,837 restricted stock units are performance based and 980,389 restricted stock units are service based. At September 30, 2014, the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheet, was $14 million (2013: $6 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Basic earnings per common share
Net income	$282,966	$150,635	$633,693	$545,916
Less: noncontrolling interests	(6,160)	—	(3,365)	—
Less: preferred shares dividends	10,022	13,514	30,066	30,452
Less: loss on repurchase of preferred shares	—	—	—	3,081
Net income available to common shareholders	279,104	137,121	606,992	512,383
Weighted average common shares outstanding - basic	102,945	111,676	105,683	114,606
Basic earnings per common share	$2.71	$1.23	$5.74	$4.47

Diluted earnings per common share
Net income available to common shareholders	$279,104	$137,121	$606,992	$512,383

Weighted average common shares outstanding - basic	102,945	111,676	105,683	114,606
Stock compensation plans	1,302	1,679	1,270	1,608
Weighted average common shares outstanding - diluted	104,247	113,355	106,953	116,214

Diluted earnings per common share	$2.68	$1.21	$5.68	$4.41

Anti-dilutive shares excluded from the dilutive computation	3	54	376	334

9.	SHAREHOLDERS' EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Shares issued, balance at beginning of period	175,315	173,906	174,134	171,867
Shares issued	84	71	1,265	2,110
Total shares issued at end of period	175,399	173,977	175,399	173,977

Treasury shares, balance at beginning of period	(71,409)	(62,318)	(64,649)	(53,947)
Shares repurchased	(3,169)	(11)	(10,263)	(8,502)
Shares reissued from treasury	6	3	340	123
Total treasury shares at end of period	(74,572)	(62,326)	(74,572)	(62,326)

Total shares outstanding	100,827	111,651	100,827	111,651

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS' EQUITY (CONTINUED)

Treasury Shares

The following table presents our share repurchases:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

In the open market:
Total shares	3,159	—	9,838	5,048
Total cost	$150,000	$—	$450,000	$225,000
Average price per share(1)	$47.49	$—	$45.74	$44.57

From employees:
Total shares	10	11	425	454
Total cost	$449	$489	$18,532	$18,413
Average price per share(1)	$45.39	$44.12	$43.65	$40.56

From founding shareholder:(2)
Total shares	—	—	—	3,000
Total cost	$—	$—	$—	$116,100
Average price per share(1)	$—	$—	$—	$38.70

Total shares repurchased:
Total shares	3,169	11	10,263	8,502
Total cost	$150,449	$489	$468,532	$359,513
Average price per share(1)	$47.48	$44.12	$45.65	$42.29

(1)	Calculated using whole figures.
(2) During the first quarter of 2013, we privately negotiated the repurchase of 3,000,000 common shares held by Trident II, L.P. and affiliated entities.

10.	NONCONTROLLING INTERESTS

During November 2013, the Company formed AXIS Ventures Reinsurance Limited (Ventures Re), a Bermuda domiciled insurer. Ventures Re was formed to write reinsurance on a fully collateralized basis.

Following the formation of Ventures Re, third party investors purchased $50 million of Class A non-voting redeemable preferred share capital issued by this entity. The Ventures Re Class A preferred shares are redeemable at the sole discretion of Ventures Re's Board of Directors. During the third quarter of 2014, $10 million was returned to the Ventures Re Class A preferred share capital holders as part of a reduction of Ventures Re's share premium account.

During the third quarter of 2014, third party investors purchased $25 million of Class B non-voting redeemable preferred share capital issued by Ventures Re. The Venture Re Class B preferred shares are redeemable at the sole discretion of Ventures Re's Board of Directors.

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

At September 30, 2014, total assets of Ventures Re were $103 million (2013: $50 million), consisting primarily of cash and cash equivalents and insurance receivables. Total liabilities were $41 million (2013: $nil) consisting primarily of loss reserves and unearned premium. The assets of Ventures Re can only be used to settle its own liabilities, and there is no recourse to the Company for any liabilities incurred by this entity.

The reconciliation of the beginning and ending balance of the noncontrolling interests in Ventures Re for the nine months ended September 30, 2014 was as follows:

Total
2014

Balance at January 1, 2014	$50,000
Increase from issuance of preferred equity to noncontrolling interests	25,000
Decrease from return of capital to noncontrolling interests	(10,000)
Amounts attributable to (from) noncontrolling interests	(3,365)
Balance at September 30, 2014	$61,635

11.	DEBT AND FINANCING ARRANGEMENTS

a)	Senior Notes

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

We have the option to redeem the 2.65% Senior Notes and the 5.15% Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at September 30, 2014.

Interest expense recognized in relation to all of our senior unsecured notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the underlying senior notes are outstanding. During the three months ended September 30, 2014, we incurred interest expense of $20 million (2013: $15 million) and for the nine months ended September 30, 2014 we incurred $55 million (2013: $44 million), relating to all of our senior unsecured notes.

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

We are party to a $750 million letter of credit facility (the "LOC Facility") in addition to the Credit Facility. At September 30, 2014, letters of credit outstanding under the the LOC Facility and the Credit Facility totaled $429 million and $nil, respectively. There was no debt outstanding under the Credit Facility.
We were in compliance with all LOC Facility and Credit Facility covenants at September 30, 2014.

12.	COMMITMENTS AND CONTINGENCIES

We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium. In addition, we have entered into a reinsurance agreement that covers both our insurance and reinsurance segments for a period longer than one year. At September 30, 2014, we have outstanding reinsurance purchase commitments of $93 million relating to these annual and multi-year agreements.

Refer 'Note 3 - Investments' for information on commitments related to our investment portfolio.

13.	OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	2014			2013
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period	$(176,278)	$9,218	$(167,060)	$118,821	$(8,181)	$110,640
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(74,306)	1,636	(72,670)	(8,215)	(442)	(8,657)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(250,584)	10,854	(239,730)	110,606	(8,623)	101,983
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(10,000)	—	(10,000)	3,635	—	3,635
Total other comprehensive income (loss), net of tax	$(260,584)	$10,854	$(249,730)	$114,241	$(8,623)	$105,618

Nine months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period	$37,858	$(12,984)	$24,874	$(188,808)	$18,022	$(170,786)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(130,634)	14,421	(116,213)	(51,166)	4,595	(46,571)
Unrealized losses arising during the period, net of reclassification adjustment	(92,776)	1,437	(91,339)	(239,974)	22,617	(217,357)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(3,551)	—	(3,551)	(14,892)	—	(14,892)
Total other comprehensive loss, net of tax	$(96,327)	$1,437	$(94,890)	$(254,866)	$22,617	$(232,249)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013

Unrealized appreciation on available for sale investments
	Other realized investment gains (losses)	$83,737	$11,026	$142,755	$60,002
	OTTI losses	(9,431)	(2,811)	(12,121)	(8,836)
	Total before tax	74,306	8,215	130,634	51,166
	Income tax expense (benefit)	(1,636)	442	(14,421)	(4,595)
	Net of tax	$72,670	$8,657	$116,213	$46,571

(1)	Amounts in parentheses are debits to net income available to common shareholders.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

THIRD QUARTER 2014 FINANCIAL HIGHLIGHTS

Third Quarter 2014 Consolidated Results of Operations

•	Net income available to common shareholders of $279 million, or $2.71 per common share and $2.68 per diluted common share

•	Operating income of $133 million, or $1.27 per diluted common share(1)

•	Gross premiums written of $897 million

•	Net premiums written of $687 million

•	Net premiums earned of $966 million

•	Net favorable prior year reserve development of $65 million

•	Estimated natural catastrophe and weather-related pre-tax net losses of $22 million, primarily related to weather events in North America.

•	Underwriting income of $113 million and combined ratio of 92.2%

•	Net investment income of $67 million

•	Net realized investment gains of $77 million
Third Quarter 2014 Consolidated Financial Condition

•	Total cash and investments of $15.5 billion; fixed maturities, cash and short-term securities comprise 90% of total cash and investments and have an average credit rating of AA-

•	Total assets of $21.0 billion

•	Reserve for losses and loss expenses of $9.8 billion and reinsurance recoverable of $1.9 billion

•	Total debt of $1.5 billion and the debt to total capital ratio was 20.4%

•	Repurchased 3.2 million common shares for a total cost of $150 million; at October 31, 2014 the remaining authorization under the repurchase program approved by our Board of Directors was $300 million

•	Common shareholders’ equity of $5.2 billion and diluted book value per common share of $49.88

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

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this strategy in the first nine months of 2014 included:

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

Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2014	% Change	2013	2014	% Change	2013

Underwriting income:
Insurance	$15,584	(82%)	$88,722	$45,022	(39%)	$74,226
Reinsurance	97,880	52%	64,366	303,788	17%	259,584
Net investment income	66,562	(36%)	103,429	264,171	(11%)	295,450
Net realized investment gains (losses)	77,448	nm	(4,708)	121,329	117%	56,004
Other revenues (expenses), net	25,492	nm	(101,174)	(100,617)	(28%)	(139,348)
Net income	282,966	88%	150,635	633,693	16%	545,916
Amounts attributable (to) from noncontrolling interests	6,160	nm	—	3,365	nm	—
Preferred share dividends	(10,022)	(26%)	(13,514)	(30,066)	(1%)	(30,452)
Loss on repurchase of preferred shares	—	—%	—	—	nm	(3,081)
Net income available to common shareholders	$279,104	104%	$137,121	$606,992	18%	$512,383

Operating income	$132,770	(32%)	$196,677	$442,581	(7%)	$474,215

nm – not meaningful

Underwriting Results

Total underwriting income in the three months ended September 30, 2014 was $113 million, a decrease of $40 million compared to $153 million in the three months ended September 30, 2013. The decrease in underwriting income was primarily driven by an increase in the current accident year loss ratio, after adjusting for the impact of the natural catastrophe and weather-related events, driven by an increase in loss reserves in our reinsurance agriculture business, changes in the business mix across both of our segments and an increase in the loss ratios in the insurance property lines which were impacted by an increased level of mid-size and attritional losses in recent periods. The decrease in the underwriting income was also impacted by a $15 million decrease in net favorable prior year reserve development. These increases were partially offset by a decrease in losses relating to natural catastrophe and weather-related events of $29 million.

The insurance segment underwriting income decreased by $73 million in the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The reduction was primarily due to an increase in the current accident year loss ratio, reflecting an increase of $19 million in the natural catastrophe and weather-related losses incurred, an increase in the loss ratios in the property lines which were impacted by an increased level of of mid-size and attritional losses in recent periods and a change in the business mix. A reduction in net favorable prior year reserve development of $25 million also contributed to the decrease in the underwriting income.

The reinsurance segment underwriting income increased by $34 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in underwriting income was primarily due to a lower current accident year loss ratio, reflecting a decrease in the natural catastrophe and weather-related losses incurred of $48 million and a decrease in attritional losses, most notably in the credit and surety lines, which were partially offset by an increase in agriculture loss reserves and business mix changes. An increase in net favorable prior year reserve development of $9 million also contributed to the increase in the underwriting income.

In the nine months ended September 30, 2014, total underwriting income increased by $15 million to $349 million, compared to $334 million for the nine months ended September 30, 2013. The increase in underwriting income was primarily driven by a reduction in losses incurred as the result of natural catastrophe and weather-related events and an increase in net favorable prior year reserve development. These increases were partially offset by an increase in the current accident year loss ratio, after adjusting for the impact of the natural catastrophe and weather-related events, and an increase in the acquisition costs across both segments.

Underwriting income for our insurance segment decreased by $29 million to $45 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily driven by an increase in the current accident year loss ratio, after adjusting for natural catastrophe and weather-related losses, due to an increase in the loss ratios in the property and professional lines which were impacted by an increased level of of mid-size and attritional losses in recent periods, and a change in the business mix. The decrease in underwriting income was also impacted by an increase in acquisition costs and was partially offset by a $42 million decrease in natural catastrophe and weather-related losses and an $8 million increase in net favorable prior year reserve development.

Our reinsurance segment underwriting income improved by $44 million to $304 million in the nine months ended September 30, 2014 compared to the same period in 2013. The improvement was primarily due to a decrease in the current accident year loss ratio, driven by a decrease in the level of natural catastrophe and weather-related losses which was partially offset by an increase in the loss reserves for the agriculture lines of business and a change in the business mix. The improvement was partially offset by an increase in the segment's acquisition costs.

Net Investment Income

Net investment income was $67 million in the three months ended September 30, 2014, a decrease of $36 million from $103 million in the three months ended September 30, 2013.  The decrease was primarily driven by our other investments; these investments produced a $3 million loss this quarter, compared to $32 million of income in the third quarter of 2013.  Net investment income for the nine months ended September 30, 2014 was $264 million, a decrease of $31 million compared to the same period in 2013.  The decrease was mainly attributable to income from other investments. Income from other investments decreased in both periods as a result of a decrease in income from hedge funds. Income from hedge funds is impacted by the performance of the global equity markets which declined during the three months ended September 30, 2014.

Net Realized Investment Gains (Losses)

During the three and nine months ended September 30, 2014, we realized gains of $75 million and $122 million respectively, on the sale of equities. These gains reflect the strong performance of the global equity markets during the second half of 2013 and the first half of 2014. The proceeds were used to fund additional allocations to exchange-traded funds ("ETF's"). Other-than-temporary impairment ("OTTI") charges were $7 million and $3 million higher, respectively, in the three and nine month periods ended September 30, 2014, respectively.  Net realized investment gains (losses) also included net gains of $3 million and losses of $10 million relating to the change in fair value of investment derivatives during the three and nine month periods of 2014, respectively, reflecting net gains on foreign exchange forward contracts used to manage foreign currency risk on the investment portfolio, offset by losses relating to interest rate swaps used to hedge interest rate risk for certain parts of our fixed maturity portfolio.

Other Revenues (Expenses), Net

Foreign exchange gains for the three months and nine months ended September 30, 2014 were $72 million and $58 million respectively, compared to foreign exchange losses of $57 million and $12 million for the three and nine months ended September 30, 2013, respectively, and reflected the re-measurement into U.S. Dollars of our foreign denominated net insurance related liabilities.

Excluding the movements in foreign exchange, other expenses increased by $2 million and $31 million in the three and nine months ended September 30, 2014 respectively. The increase was impacted by growth in corporate expenses which was driven by an increase in personnel expenses, professional fees and related costs as we continue the build-out of our global operations, and an increase in interest expense and financing costs driven by new debt issued during the three months ended March 31, 2014 and was partially offset by lower income tax expense which was impacted by the geographical distribution of our net income.

Amounts Attributable (to) from Noncontrolling Interests

Amounts attributable (to) from noncontrolling interests related to amounts for the three month and nine months ended September 30, 2014, attributable from the third party investors in Ventures Re. Refer Item 1, Note 10 to our Consolidated Financial Statements for additional information.

Preferred Share Dividends

The decrease in preferred share dividends in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 related to the accrual during the third quarter of 2013 of dividends relating to the preferred shares Series D issuance which were due for payment during the fourth quarter of 2013.

Outlook

Insurance markets, which had seen positive price movements in recent periods, have seen a general slowdown or leveling off of market conditions with downward pressures on rates noted in certain lines of business. However, despite the slowdown in pricing, there remain good fundamentals and opportunities for profitable growth in many lines of business with access to the business and risk selection becoming increasingly important differentiators in the market. We continue to observe better opportunities in the U.S., especially in the casualty lines where pricing remains strong, compared to international markets.
In reinsurance markets, continued excess capacity driven by strong balance sheets of established market participants, increased interest from alternative capital investors and consolidation of reinsurance buying continue to pressure reinsurance pricing across most territories and lines of business, with softening in terms and conditions also observed. The market is evolving with innovative solutions, such as multi-year arrangements, in great demand.  While the outlook is for continuing competitive global reinsurance market conditions we believe that that highly-rated, global, multi-line reinsurers with technical strength, excellent service and strong relationships are best placed to mitigate the worst effects of a highly competitive market and for taking advantage of market opportunities as they arise.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at September 30,		Nine months ended and at September 30,
	2014	2013	2014	2013

ROACE (annualized)(1)	21.2%	10.9%	15.6%	13.1%
Operating ROACE (annualized)(2)	10.1%	15.6%	11.4%	12.1%
DBV per common share(3)	$49.88	$44.60	$49.88	$44.60
Cash dividends declared per common share	$0.27	$0.25	$0.81	$0.75
Increase in diluted book value per common share adjusted for dividends	$0.46	$2.18	$4.89	$2.38

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

Return on Equity
The increase in ROACE for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was driven by the increase in foreign exchange gains, which were impacted by the strengthening of the U.S. Dollar during the quarter, and an increase in net realized investment gains which were partially offset by a decrease in underwriting and net investment income. The increase in ROACE for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 reflected increases in foreign exchange gains, net realized investment gains and underwriting income which were partially offset by a decrease in net investment income and an increase in corporate expenses. As operating ROACE excludes the impact of net realized investment gains and foreign exchange gains, operating ROACE for the three and nine months ended September 30, 2014 decreased compared to the three and nine months ended September 30, 2013.

Diluted Book Value per Common Share
Our DBV per common share increase of 12% from $44.60 at September 30, 2013 to $49.88 at September 30, 2014 primarily reflected the generation of $779 million in net income available to common shareholders over the past twelve months. This increase was partially offset by the decrease in unrealized gains on investments, included in accumulated other comprehensive income, due to movements in foreign exchange, sales of equities and widening of credit spreads, and common dividends.
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
During the three and nine months ended September 30, 2014, the diluted book value per common share adjusted for dividends grew by $0.46 and $4.89, or 1% and 11%, respectively, driven primarily by our diluted net income per share of $2.68 and $5.68, respectively, which were partially offset by decreases in unrealized gains on investments included in other comprehensive income.

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

	Three months ended September 30,			Nine months ended September 30,
	2014	% Change	2013	2014	% Change	2013

Revenues:
Gross premiums written	$896,814	(1%)	$904,797	$3,949,479	2%	$3,871,085
Net premiums written	687,223	(4%)	716,389	3,351,958	2%	3,280,236
Net premiums earned	966,138	2%	945,242	2,912,482	5%	2,765,154
Other insurance related income	7,702	nm	725	12,468	nm	1,756

Expenses:
Current year net losses and loss expenses	(616,602)		(581,557)	(1,855,482)		(1,759,483)
Prior year reserve development	64,538		80,035	193,385		176,648
Acquisition costs	(185,950)		(173,682)	(549,848)		(488,892)
Underwriting-related general and administrative
expenses(1)	(122,362)		(117,675)	(364,195)		(361,373)

Underwriting income(2)(3)	$113,464	(26%)	$153,088	$348,810	4%	$333,810

General and administrative expenses(1)	$152,916		$140,699	$456,725		$431,207
Income before income taxes(2)	$278,868		$156,665	$643,220		$557,416

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $30,554 and $23,024 for the three months ended September 30, 2014 and 2013, respectively, and $92,530 and $69,834 for the nine months ended September 30, 2014 and 2013, respectively; refer to 'Other Expenses' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

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

(3) AXIS Capital cedes certain of its reinsurance business to AXIS Ventures Reinsurance Limited ("Ventures Re"), the Company's third-party capital vehicle, on a fully collateralized basis. The collateral has been provided by third party investors. Ventures Re is a variable interest entity and AXIS Capital has been determined to be its primary beneficiary. Following this determination Ventures Re is consolidated in the Consolidated Financial Statements of AXIS Capital and the net impact of the cessions has been included in amounts attributable to (from) noncontrolling interests. For the three and nine months ended September 30, 2014 amounts attributable from noncontrolling interests were $6,160 and $3,365 respectively. For the three and nine months ended September 30, 2013 amounts attributable from noncontrolling interests were $nil. Refer to Item 1, Note 10 to the Consolidated Financial Statements for more information.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2014	% Change	2013	2014	% Change	2013

Insurance	$555,283	(3%)	$574,778	$1,911,102	(2%)	$1,952,548
Reinsurance	341,531	3%	330,019	2,038,377	6%	1,918,537
Total	$896,814	(1%)	$904,797	$3,949,479	2%	$3,871,085

% ceded
Insurance	35%	3 pts	32%	29%	0 pts	29%
Reinsurance	5%	3 pts	2%	2%	1 pts	1%
Total	23%	2 pts	21%	15%	0 pts	15%

	Net Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2014	% Change	2013	2014	% Change	2013

Insurance	$363,571	(8%)	$393,627	$1,361,351	(2%)	$1,385,892
Reinsurance	323,652	—%	322,762	1,990,607	5%	1,894,344
Total	$687,223	(4%)	$716,389	$3,351,958	2%	$3,280,236

Gross premiums written in the three months ended September 30, 2014 decreased by $8 million or 1% compared to the three months ended September 30, 2013, and the reduction was due to decreases in our insurance segment which were partially offset by growth in our reinsurance segment.

Our insurance segment's gross written premiums decreased by $19 million in the three months ended September 30, 2014, compared to the same period of 2013. The decrease was driven by the accident and health lines, primarily due to timing differences and a decrease in professional lines driven by the continued reshaping of our U.S. D&O portfolio. These decreases were partially offset by our aviation lines, which benefitted primarily from timing of certain renewals and new business.

The increase in our reinsurance segment of $12 million in the three months ended September 30, 2014, compared to the same period of 2013 was primarily driven by liability lines which were partially offset by decreases in the agriculture, professional and property lines. Gross premiums written during the third quarter were impacted by an increased level of contracts written on a multi-year basis with the liability lines increase primarily reflecting new multi-year treaty business growth. The decreases in the agriculture lines were driven by negative premium adjustments on certain 2014 contracts reflecting updated information from cedants. The decrease in professional lines was primarily due to non-renewals and reduced participations reflecting competitive market conditions. The decrease in property was due to negative premium adjustments resulting from updated information from cedants and treaty restructurings.

Gross premiums written in the nine months ended September 30, 2014 increased by $78 million or 2% compared to the nine months ended September 30, 2013, and the increase was driven by growth in our reinsurance segment which was partially offset by decreases in our insurance segment.

The increase in our reinsurance segment of $120 million in the nine months ended September 30, 2014 compared to the same period of 2013 was significantly impacted by the number of treaties written on a multi-year basis in the liability, property, catastrophe and motor lines, and included an increase in the written premium that related to future underwriting years of $118 million. After adjusting for the impact of the multi-year contracts gross written premiums was comparable to the same period of 2013 with increases in liability, motor and agriculture lines offset by decreases in property and catastrophe. The liability increase was impacted by increased participations and an increase in favorable premium adjustments compared to 2013. The motor lines increase is primarily driven by increased participations on renewals while the agriculture increase reflects our growth initiatives in this line of business. The decreases in property and catastrophe were primarily due to non-renewals and reduced participations on treaties reflecting competitive market conditions.

The insurance segment decrease of $41 million in the nine months ended September 30, 2014, compared to the same period of 2013, was driven by property, with the decrease reflective of competitive market conditions, and professional lines, driven by the the reshaping of our U.S. D&O portfolio. These decreases were partially offset by growth in the liability lines which increased due to growth in the U.S. casualty markets with both new business and rate increases noted, increases in aviation driven by timing of renewals and new business and increases in accident and health primarily reflecting higher insurance renewal premiums and continued strong new business production.

In the three months ended September 30, 2014 the ceded gross written premium ratio has increased by 2% compared to the quarter ended September 30, 2013 driven by an increase in the insurance segment, primarily due to additional reinsurance cessions on our professional lines and business mix changes, and an increase in the reinsurance segment, which reflected additional retrocessional covers primarily in the catastrophe and property lines.

In the first nine months of 2014, premiums ceded ratio has stayed consistent at 15% of gross premiums written, compared to the same period of 2013. Changes in our reinsurance purchasing program in the insurance segment implemented during 2013, which included excess of loss treaty reductions driven by both retention and rate, and proportional changes related to reductions in the cession rates on our professional lines and liability reinsurance programs were offset by additional reinsurance cessions on our professional lines during the third quarter of 2014 and business mix changes, as well as an increased level of retrocessional covers purchased by the reinsurance segment covering the catastrophe, agriculture and property lines.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2014		2013		% Change	2014		2013		% Change

Insurance	$461,805	48%	$448,072	47%	3%	$1,368,683	47%	$1,272,297	46%	8%
Reinsurance	504,333	52%	497,170	53%	1%	1,543,799	53%	1,492,857	54%	3%
Total	$966,138	100%	$945,242	100%	2%	$2,912,482	100%	$2,765,154	100%	5%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Growth in both segments was primarily driven by growth in written premiums during recent quarters. In our insurance segment the increase reflects the expansion in the accident and health lines, an increase in our liability lines in recent periods and increases in professional lines business written in prior periods as well as the positive impact of the reductions in the ceded reinsurance programs implemented during 2013. These increases were partially offset by decreases in our property premiums written in recent periods. The reinsurance segment increase primarily reflected growth in our liability, motor and professional books of business. This growth was partially offset by decreases in catastrophe and property lines of business.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended September 30,			Nine months ended September 30,
	2014	% Point Change	2013	2014	% Point Change	2013

Current accident year loss ratio	63.8%	2.3	61.5%	63.7%	0.1	63.6%
Prior year reserve development	(6.7%)	1.7	(8.4%)	(6.6%)	(0.2)	(6.4%)
Acquisition cost ratio	19.2%	0.8	18.4%	18.9%	1.2	17.7%
General and administrative expense ratio(1)	15.9%	1.1	14.8%	15.6%	—	15.6%
Combined ratio	92.2%	5.9	86.3%	91.6%	1.1	90.5%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 3.2% and 2.4% for the three months ended September 30, 2014 and 2013, respectively and 3.2% and 2.5% for the nine months ended September 30, 2014 and 2013, respectively. These costs are further discussed in the ‘Other Expenses, Net’ section.

Current Accident Year Loss Ratio

The increase in the current accident year loss ratio in the three months ended September 30, 2014 of 2.3 points compared to the same period in 2013, was primarily attributable to an increase in the reinsurance agriculture loss reserves following a significant drop in agriculture commodity prices during the quarter. In addition, a change in the business mix with a shift towards less volatile lines of business that attract a higher loss ratio also contributed to the increase. This was partially offset by a decrease in the losses related to natural catastrophe and weather-related events. During the third quarter of 2014, we recognized aggregate natural catastrophe and weather-related pre-tax net losses of $22 million primarily related to weather losses in North America. Comparatively during the third quarter of 2013, we recognized aggregate natural catastrophe and weather-related pre-tax net losses (net of related reinstatement premiums) of $51 million relating to worldwide weather-related loss events.

The current accident year loss ratio in the nine months ended September 30, 2014 of 63.7% was comparable to 63.6% reported in the nine months ended September 30, 2013. Changes in the business mix, an increase in the insurance property and professional lines loss ratios reflecting a higher level of loss activity in recent periods and the increase in the reinsurance agriculture loss reserves were the primary drivers of the increase for the current accident year loss ratio in the nine months ended September 30, 2014. This was offset by a decrease in the level of aggregate natural catastrophe and weather-related losses. During the nine months ended September 30, 2014, we recognized aggregate natural catastrophe and weather-related pre-tax net losses of $72 million primarily related to weather losses in North America. Comparatively during the first nine months of 2013, we recognized aggregate pre-tax natural catastrophe and weather-related net losses (net of related reinstatement premiums) of $203 million, primarily driven by worldwide flooding and weather-related events.

Prior Year Reserve Development

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Insurance	$9,488	$34,065	$54,059	$46,355
Reinsurance	55,050	45,970	139,326	130,293
Total	$64,538	$80,035	$193,385	$176,648

Overview

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for professional and liability reinsurance lines in the three and nine months ended September 30, 2014 and 2013 also contributed and was partially offset by unfavorable prior year reserve development in the liability insurance lines.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $61 million and $57 million of the total net favorable prior year reserve development for the three months ended September 30, 2014, and 2013, respectively. For the nine months ended September 30, 2014 and 2013, these short-tail lines contributed $162 million and $119 million, respectively, of net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence. The reserve releases in the nine months ended September 30, 2014, included $29 million of favorable development across both segments relating to natural catastrophe and weather-related losses incurred during 2013.

In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. Favorable development of $26 million was recognized in the three months ended September 30, 2013 and $12 million and $64 million in the nine months ended September 30, 2014, and 2013, respectively, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2005 through 2008 accident years.

Our medium-tail business consists primarily of professional insurance and reinsurance lines and credit and surety reinsurance business. Our professional lines reinsurance business contributed further net favorable prior year reserve development of $10 million in both the three months ended September 30, 2014, and 2013 and $22 million and $20 million in the nine months ended September 30, 2014, and 2013, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development.

In the three months ended September 30, 2014, we recorded adverse prior year reserve development of $14 million in our insurance liability lines relating primarily to an increase in loss estimates for two specific claims. Our credit and surety line recorded an adverse development of $15 million in the three months ended September 30, 2013 primarily reflecting recent claim developments on certain European bond exposures.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

Estimates of Natural Catastrophe and Weather Related-Losses

The frequency and severity of natural catastrophe and weather activity was high in recent years and our September 30, 2014, net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the 2011 Japanese earthquake and tsunami and 2010 and 2011 New Zealand earthquakes, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Property and other	$19,543	$21,661	$49,019	$35,625
Marine	1,108	9,362	5,752	33,232
Aviation	2,807	326	8,454	6,083
Credit and political risk	(33)	5,638	3,960	5,619
Professional lines	212	(2,830)	444	(18,939)
Liability	(14,149)	(92)	(13,570)	(15,265)
Total	$9,488	$34,065	$54,059	$46,355

In the three months ended September 30, 2014, we recognized $9 million of net favorable prior year reserve development, the principal components of which were:

•	$20 million of net favorable prior year reserve development on property and other business, related to the 2012 and prior accident years and driven by better than expected loss emergence.

•	$14 million of net adverse prior year reserve development on liability business, related to specific claims impacting accident years 2008 and 2009.

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

In the nine months ended September 30, 2014, we recognized $54 million of net favorable prior year reserve development, the principal components of which were:

•	$49 million of net favorable prior year reserve development on property and other business, related to the 2012 and prior accident years and driven by better than expected loss emergence.

•	$8 million of net favorable prior year reserve development on aviation business, spanning a number of accident years and driven by better than expected loss emergence.

•	$14 million of net adverse prior year reserve development on liability business, related to specific claims impacting accident years 2008 and 2009.

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

•	$15 million of net adverse prior year reserve development on liability business, related to developments on two particular claims and pertaining to the 2007 and 2011 accident years.

Reinsurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Property and other	$37,346	$25,171	$98,759	$44,026
Credit and surety	290	(15,484)	(503)	6,481
Professional lines	9,754	10,078	21,619	19,836
Motor	7,580	77	7,251	(4,273)
Liability	80	26,128	12,200	64,223
Total	$55,050	$45,970	$139,326	$130,293

In the three months ended September 30, 2014, we recognized $55 million of net favorable prior year reserve development, the principal components of which were:

•	$37 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence.

•	$10 million of net favorable prior year reserve development on professional lines business, primarily related to the 2004 through 2007 accident years, for reasons discussed in the overview.

•
$8 million of net favorable prior year reserve development on motor business, largely related to accident years 2005 and prior, driven by an better than expected loss emergence on certain European exposures.

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

In the nine months ended September 30, 2014, we recognized $139 million of net favorable prior year reserve development, the principal components of which were:

•
$99 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence. Included in this net development was $26 million of favorable reserve development relating to natural catastrophe and weather-related losses incurred during 2013. In addition, the net development included $11 million of adverse development on agriculture reserves relating to loss experience on events occurring late in the 2013 accident year.

•	$22 million of net favorable prior year reserve development on professional lines business, primarily related to the 2004 through 2007 accident years, for reasons discussed in the overview.

•
$12 million of net favorable prior year reserve development on liability business related to accident years 2008 and prior, for reasons discussed in the overview. This favorable development was partially offset by strengthening of the reserves related to the 2009 through 2013 accident years.

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

Acquisition Cost Ratio: The acquisition cost ratio for the three and nine months ended September 30, 2014, increased to 19.2% and 18.9%, respectively, compared to 18.4% and 17.7% in the three and nine months ended September 30, 2013, respectively. Increases in the insurance segment primarily related to business mix changes and reductions in commissions received following changes in our ceded reinsurance programs impacting both periods. The increase for the nine months ended was also impacted by the reinsurance segment, which was primarily driven by higher acquisition costs paid on certain lines of business as well as variances in accruals for loss-sensitive features in underlying contracts.

General and Administrative Expense Ratio: The general and administrative expense ratio for the three months ended September 30, 2014 increased to 15.9% from 14.8% and was consistent at 15.6% for the nine months ended September 30, 2014, and 2013. The increase quarter over quarter was primarily driven by personnel costs, professional fees and other related expenses associated with the continued build-out of the Company's global platforms. The increase in costs for the nine months ended September 30, 2014, for the same reasons as the quarterly result, was offset by growth in the net earned premiums resulting in a consistent expense ratio compared to the same period in 2013.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2014	% Change	2013	2014	% Change	2013

Revenues:
Gross premiums written	$555,283	(3%)	$574,778	$1,911,102	(2%)	$1,952,548
Net premiums written	363,571	(8%)	393,627	1,361,351	(2%)	1,385,892
Net premiums earned	461,805	3%	448,072	1,368,683	8%	1,272,297
Other insurance related income	—	nm	725	—	nm	1,756

Expenses:
Current year net losses and loss expenses	(298,695)		(250,505)	(913,152)		(811,123)
Prior year reserve development	9,488		34,065	54,059		46,355
Acquisition costs	(71,264)		(61,087)	(207,360)		(177,097)
General and administrative expenses	(85,750)		(82,548)	(257,208)		(257,962)

Underwriting income	$15,584	(82%)	$88,722	$45,022	(39%)	$74,226

Ratios:		% Point Change			% Point Change
Current year loss ratio	64.7%	8.8	55.9%	66.7%	2.9	63.8%
Prior year reserve development	(2.1%)	5.5	(7.6%)	(3.9%)	(0.2)	(3.7%)
Acquisition cost ratio	15.4%	1.8	13.6%	15.2%	1.3	13.9%
General and administrative expense ratio	18.6%	0.1	18.5%	18.7%	(1.6)	20.3%
Combined ratio	96.6%	16.2	80.4%	96.7%	2.4	94.3%

nm- not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2014		2013		% Change	2014		2013		% Change

Property	$143,236	27%	$147,485	26%	(3%)	$490,953	26%	$527,650	28%	(7%)
Marine	41,529	7%	38,406	7%	8%	212,084	11%	206,345	11%	3%
Terrorism	11,055	2%	10,418	2%	6%	27,511	1%	28,109	1%	(2%)
Aviation	17,735	3%	4,379	1%	305%	31,020	2%	20,076	1%	55%
Credit and Political Risk	3,782	1%	7,099	1%	(47%)	29,268	2%	36,639	2%	(20%)
Professional lines	196,576	35%	208,174	36%	(6%)	594,835	31%	630,547	32%	(6%)
Liability	94,833	17%	100,018	17%	(5%)	275,842	14%	262,780	13%	5%
Accident and Health	46,537	8%	58,799	10%	(21%)	249,589	13%	240,402	12%	4%
Total	$555,283	100%	$574,778	100%	(3%)	$1,911,102	100%	$1,952,548	100%	(2%)

Gross premiums written decreased by $19 million in the three months ended September 30, 2014 compared to the same period of 2013. The accident and health line decreased as a result of decreased reinsurance premiums written due primarily to timing differences. The decreases in professional lines were driven by the continued reshaping of our D&O business written in the United States. Partially offsetting these decreases was growth in the the aviation line of business, due to timing of certain policy renewals and new business.

In the nine months ended September 30, 2014 gross premiums written decreased by $41 million compared to the same period of 2013. Decreases in the property lines were driven by continuing competitive market conditions and decreases in the professional lines were driven by the same factors as the quarterly result. These decreases were partially offset by growth in liability lines which increased due to growth in the U.S. casualty markets, with both new business and rate increases noted, and increases in accident and health lines primarily reflecting higher renewal insurance premiums and new business production.

Premiums Ceded: In the three months ended September 30, 2014, premiums ceded were $192 million, or 35% of gross premiums written, compared to $181 million, or 32% of gross premiums written, in the same period of 2013. The increase in premium ceded between the two periods related primarily to increased reinsurance protection purchased primarily in our professional lines of business and changes in the business mix.

In the nine months ended September 30, 2014, premiums ceded were $550 million compared to $567 million in the comparative period of 2013. The ceded ratio has remained consistent between the comparative periods at 29% of gross premiums written. The changes in our reinsurance purchasing program in the insurance segment implemented during 2013, which included excess of loss treaty reductions driven by both retention and rate, and proportional changes related to reductions in the cession rates on our professional lines and liability reinsurance programs were offset by additional reinsurance cessions on our professional lines during the third quarter of 2014 and business mix changes.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2014		2013		% Change	2014		2013		% Change

Property	$111,700	25%	$123,715	27%	(10%)	$335,279	24%	$343,785	28%	(2%)
Marine	46,710	10%	45,428	10%	3%	135,239	10%	133,126	10%	2%
Terrorism	9,395	2%	9,327	2%	1%	26,312	2%	30,722	2%	(14%)
Aviation	10,149	2%	10,823	2%	(6%)	30,174	2%	36,575	3%	(18%)
Credit and Political Risk	15,338	3%	17,453	4%	(12%)	48,032	4%	52,880	4%	(9%)
Professional lines	158,222	34%	150,350	34%	5%	474,489	35%	430,371	34%	10%
Liability	37,041	8%	29,549	7%	25%	108,171	8%	76,910	6%	41%
Accident and Health	73,250	16%	61,427	14%	19%	210,987	15%	167,928	13%	26%
Total	$461,805	100%	$448,072	100%	3%	$1,368,683	100%	$1,272,297	100%	8%

Net premiums earned increased by $14 million to $462 million in the three months ended September 30, 2014, compared to $448 million in the three months ended September 30, 2013 , and was driven by the expansion in the accident and health lines, increases in our liability lines in recent periods and increases in professional lines business written in prior periods as well as the positive impact of the reductions in the ceded reinsurance programs implemented during 2013. These increases were partially offset by decreased premiums written in recent periods in our property line of business. The year to date increase of $96 million in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was driven by the same factors as the quarterly result.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2014	% Point Change	2013	2014	% Point Change	2013

Current accident year	64.7%	8.8	55.9%	66.7%	2.9	63.8%
Prior year reserve development	(2.1%)	5.5	(7.6%)	(3.9%)	(0.2)	(3.7%)
Loss ratio	62.6%	14.3	48.3%	62.8%	2.7	60.1%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 64.7% in the three months ended September 30, 2014, from 55.9% in the three months ended September 30, 2013. During the third quarter of 2014, we recognized aggregate natural catastrophe and weather-related pre-tax net losses of $19 million, primarily related to weather losses in North America. Comparatively, during the third quarter of 2013 we did not recognize any significant losses from natural catastrophe and weather-related events. The increase in the insurance segment's current accident year loss ratio for the quarter was also impacted by a higher underlying loss ratio for the property classes of business reflecting an increased level of mid-size and attritional losses in recent periods, and a change in the business mix with a shift towards less volatile lines of business that attract a higher loss ratio.

In the nine months ended September 30, 2014, the current accident year loss ratio increased to 66.7% from 63.8% in the nine months ended September 30, 2013. The increase was primarily driven by the higher loss ratios in the property lines and the change in the business mix discussed in the quarterly result as well as an increase in the professional lines loss ratio, relating to certain parts of our D&O business written in the United States, established during the fourth quarter of 2013, following recent loss experience. The professional lines increase primarily related to business written during 2013 which continued to be earned during 2014. These increases were partially offset by a reduction in the natural catastrophe and weather related pre-tax losses which were $55 million in the nine months ended September 30, 2014, compared to $97 million (inclusive of related premiums to reinstate our reinsurance protection) for the comparative period in 2013.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The insurance segment's acquisition cost ratio increased in both the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to a change in the business mix and reductions in commissions received following changes in our ceded reinsurance programs implemented during 2013.

General and Administrative Expense Ratio: The insurance segment's general and administrative expense ratio was comparable in the three months ended September 30, 2014, and 2013, and decreased in the nine months ended September 30, 2014, compared to the same period in 2013. The decrease was primarily due to a reduction in the allocation of certain corporate expenses and the growth in net premiums earned, partially offset by growth in personnel expenses and costs associated with new initiatives as we build out our global platform.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2014	% Change	2013	2014	% Change	2013

Revenues:
Gross premiums written	$341,531	3%	$330,019	$2,038,377	6%	$1,918,537
Net premiums written	323,652	—%	322,762	1,990,607	5%	1,894,344
Net premiums earned	504,333	1%	497,170	1,543,799	3%	1,492,857
Other insurance related income	7,702	nm	—	12,468	nm	—

Expenses:
Current year net losses and loss expenses	(317,907)		(331,052)	(942,330)		(948,360)
Prior year reserve development	55,050		45,970	139,326		130,293
Acquisition costs	(114,686)		(112,595)	(342,488)		(311,795)
General and administrative expenses	(36,612)		(35,127)	(106,987)		(103,411)

Underwriting income (1)	$97,880	52%	$64,366	$303,788	17%	$259,584
Ratios:		% Point Change			% Point Change
Current year loss ratio	63.0%	(3.6)	66.6%	61.0%	(2.5)	63.5%
Prior year reserve development	(10.9%)	(1.6)	(9.3%)	(9.0%)	(0.3)	(8.7%)
Acquisition cost ratio	22.7%	0.1	22.6%	22.2%	1.3	20.9%
General and administrative expense ratio	7.3%	0.1	7.2%	6.9%	—	6.9%
Combined ratio	82.1%	(5.0)	87.1%	81.1%	(1.5)	82.6%

nm – not meaningful

(1)
AXIS Capital cedes certain of its reinsurance business to AXIS Ventures Reinsurance Limited ("Ventures Re"), the Company's third-party capital vehicle, on a fully collateralized basis. The collateral has been provided by third party investors. Ventures Re is a variable interest entity and AXIS Capital has been determined to be its primary beneficiary. Following this determination Ventures Re is consolidated in the Consolidated Financial Statements of AXIS Capital and the net impact of the cessions has been included in amounts attributable to (from) noncontrolling interest. For the three and nine months ended September 30, 2014 amounts attributable from noncontrolling interests were $6,160 and $3,365 respectively. For the three and nine months ended September 30, 2013, amounts attributable from noncontrolling interests were $nil. Refer to Item 1, Note 10 to the Consolidated Financial Statements for more information.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended September 30,					Nine months ended September 30,
	2014		2013		% Change	2014		2013		% Change

Catastrophe	$71,319	20%	$71,851	21%	(1%)	$359,824	19%	$378,115	20%	(5%)
Property	45,030	13%	58,294	18%	(23%)	345,677	17%	343,626	18%	1%
Professional lines	51,007	15%	66,017	20%	(23%)	224,028	11%	213,978	11%	5%
Credit and Surety	23,933	7%	29,487	9%	(19%)	252,761	12%	258,122	13%	(2%)
Motor	9,445	3%	4,286	1%	120%	286,141	14%	245,834	13%	16%
Liability	145,488	43%	75,100	23%	94%	330,698	16%	253,555	13%	30%
Agriculture	(10,206)	(3%)	8,659	3%	nm	169,624	8%	143,995	8%	18%
Engineering	2,579	1%	12,462	4%	(79%)	47,861	2%	59,115	3%	(19%)
Other	2,936	1%	3,863	1%	(24%)	21,763	1%	22,197	1%	(2%)
Total	$341,531	100%	$330,019	100%	3%	$2,038,377	100%	$1,918,537	100%	6%

nm – not meaningful

Gross premiums written increased by $12 million and $120 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013. The increase in the gross premiums written in the three months ended September 30, 2014, was primarily driven by an increase in our liability business, driven by new multi-year treaty business and was partially offset by decreases in agriculture, professional and property lines. The decreases in the agriculture lines were driven by negative premium adjustments on certain 2014 contracts reflecting updated information from cedants. The decrease in professional lines was primarily due to non-renewals and decreased participations reflecting competitive market conditions. The decrease in property was due to negative premium adjustments resulting from updated information from cedants and treaty restructurings.

The increase in the gross premiums written in the nine months ended September 30, 2014 compared to the same period of 2013 was significantly impacted by a number of treaties written on a multi-year basis in the liability, property, catastrophe and motor lines and included written premium that related to future underwriting years of $131 million (in the same period of 2013 the comparative total was $13 million). After adjusting for the impact of the multi-year contracts gross premiums written were comparable to the same period of 2013 with increases in liability, motor and agriculture lines offset by decreases in property and catastrophe. The liability increase was driven by increased participations and an increase in favorable premium adjustments compared to 2013. The motor lines increase is primarily driven by increased participations on renewals while the agriculture increase reflected our growth initiatives in this line of business. The decreases in property and catastrophe were primarily due to non-renewals and reduced participations on treaties reflecting competitive market conditions.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2014		2013		% Change	2014		2013		% Change

Catastrophe	$82,415	15%	$97,605	20%	(16%)	$246,314	16%	$289,361	21%	(15%)
Property	74,387	15%	86,033	17%	(14%)	238,309	15%	259,243	17%	(8%)
Professional lines	84,764	17%	77,083	16%	10%	257,884	17%	223,129	15%	16%
Credit and Surety	69,140	14%	73,620	15%	(6%)	198,424	13%	211,764	14%	(6%)
Motor	64,502	13%	51,178	10%	26%	200,535	13%	169,845	11%	18%
Liability	75,406	15%	51,783	10%	46%	213,869	14%	170,531	11%	25%
Agriculture	34,389	7%	36,735	7%	(6%)	127,463	8%	105,504	7%	21%
Engineering	14,152	3%	18,052	4%	(22%)	45,271	3%	49,185	3%	(8%)
Other	5,178	1%	5,081	1%	2%	15,730	1%	14,295	1%	10%
Total	$504,333	100%	$497,170	100%	1%	$1,543,799	100%	$1,492,857	100%	3%

Net premiums earned increased by $7 million and $51 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases reflected growth in the business written in recent periods in the liability, professional and motor lines. This growth was partially offset by decreases in catastrophe and property lines.

Other Insurance Related Income:

Other insurance related income primarily included fair value adjustments of $8 million and $9 million to the economic hedges purchased to protect our agriculture line of business against fluctuations in commodity prices in the three and nine months ended September 30, 2014, respectively, compared to $nil in the same periods of 2013. The remainder of other insurance related income primarily related to the net results of our weather and commodity business.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2014	% Point Change	2013	2014	% Point Change	2013

Current accident year	63.0%	(3.6)	66.6%	61.0%	(2.5)	63.5%
Prior year reserve development	(10.9%)	(1.6)	(9.3%)	(9.0%)	(0.3)	(8.7%)
Loss ratio	52.1%	(5.2)	57.3%	52.0%	(2.8)	54.8%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 63.0% and 61.0% in the three and nine months ended September 30, 2014, respectively, from 66.6% and 63.5% in the three and nine months ended September 30, 2013, respectively. The decreases for both periods were driven by a reduced level of natural catastrophe and weather-related losses.

In the three months ended September 30, 2014, natural catastrophe and weather-related pre-tax net losses were an insignificant amount. Comparatively, during the three months ended September 30, 2013, we recognized $51 million (net of reinstatement premiums) of pre-tax net losses emanating from worldwide weather-related loss events.

We recognized aggregate natural catastrophe and weather-related pre-tax net losses of $17 million in the nine months ended September 30, 2014, primarily related to weather events in North America. Comparatively, in the nine months ended September 30, 2013, we recognized $106 million of pre-tax net losses (net of related reinstatement premiums) driven by worldwide weather-related loss events.

After adjusting for the impact of natural catastrophe and weather-related losses the current accident year loss ratio increased in both the three and nine months ended September 30, 2014, primarily due to an increase in the agriculture loss reserves following a significant drop in commodity prices during the third quarter. Business mix changes also contributed to the increase in the segment's loss ratio, which was partially offset by a reduction in attritional losses, most notably in the credit and surety lines of business.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio:

The reinsurance segment's acquisition cost ratio was comparable in the three months ended September 30, 2014, to the three months ended September 30, 2013, and was impacted by higher acquisition costs paid on certain lines of business which were largely offset by variances in the accruals for loss-sensitive features.

The reinsurance segment's acquisition cost ratio increased in the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to higher acquisition costs paid on certain lines of business. The increase in the nine months ended September 30, 2014 was also impacted by variances in accruals for loss-sensitive features in underlying contracts. Accruals related to loss-sensitive features decreased the segment's acquisition cost ratio in the nine months ended 2013; however, these features had a lesser impact on the nine months ended 2014.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2014	% Change	2013	2014	% Change	2013

Corporate expenses	$30,554	33%	$23,024	$92,530	32%	$69,834
Foreign exchange losses (gains)	(72,292)	nm	56,860	(58,353)	nm	11,659
Interest expense and financing costs	20,344	33%	15,260	56,913	23%	46,355
Income tax expense (benefit)	(4,098)	nm	6,030	9,527	(17%)	11,500
Total	$(25,492)	nm	$101,174	$100,617	(28%)	$139,348

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.2% for both the three and nine months ended September 30, 2014, compared to 2.4% and 2.5% respectively, for the same periods in 2013. The increase in corporate expenses primarily related to increased personnel costs as we expand our business globally, professional and information technology costs related to operational excellence initiatives and a reduction in certain allocated costs to the segments.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. The foreign exchange gains and losses for the periods presented were largely driven by the re-measurement of our net insurance related liabilities. The foreign exchange gains for the three and nine months ended September 30, 2014 were primarily driven by depreciation of the euro and Sterling against the U.S. Dollar. Comparatively, for the three months ended September 30, 2013, appreciation of Sterling and the euro against the U.S. dollar was the primary driver of the loss. For the nine months ended September 30, 2013, appreciation of the euro and Sterling was the primary driver of the loss, partially offset by depreciation in the Australian Dollar.

Interest Expense and Financing Costs: Interest expense and financing costs primarily related to interest due on our senior notes and had increased following the issuance in the first quarter of 2014 of $250 million of 2.65% senior unsecured notes due in 2019, and $250 million of 5.15% senior unsecured notes which are due in 2045. See 'Liquidity and Capital Resources - Senior Notes' for further details.

Income Tax Expense (Benefit): Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense (benefit) divided by income before tax, was (1.5%) and 1.5% in the three and nine months ended September 30, 2014, respectively, compared to 3.8% and 2.1% in the three and nine months ended September 30, 2013, respectively. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. We generated consolidated pre-tax net income in the three and nine months ended September 30, 2014, however the magnitude of underwriting losses borne by our operations in the United States drove the recognition of an income tax benefit in the three months ended September 30, 2014, and the decrease in tax expense in the nine months ended September 30, 2014.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended September 30,			Nine months ended September 30,
	2014	% Change	2013	2014	% Change	2013

Fixed maturities	$74,996	—%	$74,691	$226,475	3%	$218,877
Other investments	(3,384)	nm	32,127	45,868	(48%)	87,406
Equity securities	2,022	(48%)	3,871	9,609	14%	8,419
Cash and cash equivalents	2,081	445%	382	9,127	213%	2,915
Short-term investments	141	11%	127	600	(43%)	1,056
Gross investment income	75,856	(32%)	111,198	291,679	(8%)	318,673
Investment expense	(9,294)	20%	(7,769)	(27,508)	18%	(23,223)
Net investment income	$66,562	(36%)	$103,429	$264,171	(11%)	$295,450

Pre-tax yield:(1)
Fixed maturities	2.4%		2.5%	2.4%		2.5%

nm – not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

The increase in year-to-date investment income from fixed maturities was primarily due to larger average investment balances, this was partially offset by a small decrease in pre-tax yields.

Equities

The decrease in dividend income (net of withholding taxes) in the current quarter is mainly due to smaller average holdings as a result of sales of common stocks during the quarter.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Hedge funds	$(9,113)	$25,547	$28,808	$65,801
CLO - Equities	5,729	6,580	17,060	21,605
Total net investment income from other investments	$(3,384)	$32,127	$45,868	$87,406

Pre-tax return on other investments(1)	(0.3%)	3.3%	4.6%	9.2%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

The total net investment income from other investments decreased in the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to a decline in the performance of the global equity markets which translated into lower valuations on our hedge funds.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

On sale of investments:
Fixed maturities and short-term investments	$9,111	$1,177	$21,434	$21,350
Equity securities	74,768	9,984	121,660	39,256
	83,879	11,161	143,094	60,606
OTTI charges recognized in earnings	(9,431)	(2,811)	(12,121)	(8,836)
Change in fair value of investment derivatives	3,000	(13,058)	(9,644)	4,234
Net realized investment gains (losses)	$77,448	$(4,708)	$121,329	$56,004

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. Higher net gains during the current quarter are reflective of the improvement in pricing for our fixed maturities during the first half of 2014.

Improvements in global equity markets during 2013 and the first half of 2014 enabled us to realize net gains on sales of our equity securities (primarily common stock) during the quarter and year-to-date. Proceeds from these sales were reallocated to exchange-traded funds ("ETF's").

OTTI charges

For the three and nine months ended September 30, 2014, OTTI charges were driven by impairments on non-U.S. denominated securities as a result of the decline in the euro and sterling exchange rates and ETF's where we no longer assert that we have intent to hold the securities until full recovery of cost as it likely that these investments will be reallocated to other asset classes.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During the current quarter, our foreign exchange hedges resulted in $7 million of net gains which related primarily to securities denominated in euro and sterling.

During 2013, we introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio. During the current quarter, we recorded $4 million of net losses relating to our interest rate swaps.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net investment income	$66,562	$103,429	$264,171	$295,450
Net realized investments gains (losses)	77,448	(4,708)	121,329	56,004
Change in net unrealized gains/losses	(250,583)	110,606	(92,776)	(239,975)
Total	$(106,573)	$209,327	$292,724	$111,479

Average cash and investments(1)	$15,622,534	$14,563,987	$15,339,759	$14,584,146

Total return on average cash and investments, pre-tax(2)	(0.7%)	1.4%	1.9%	0.8%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)
Excluding the impact of foreign currencies due to matching with foreign denominated insurance liabilities, the total return for the three and nine months ended September 30, 2014, would be (0.1%) and 2.4%, respectively (2013: 1.2% and 0.8%, respectively).

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	September 30, 2014		December 31, 2013
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$12,440,272	$12,444,684	$11,987,146	$11,986,327
Equities	583,296	629,502	566,219	701,987
Other investments	723,199	946,836	839,177	1,045,810
Short-term investments	114,428	114,428	46,212	46,212
Total investments	$13,861,195	$14,135,450	$13,438,754	$13,780,336

Cash and cash equivalents(1)	$1,407,811	$1,407,811	$987,876	$987,876

(1)	Includes restricted cash and cash equivalents of $117 million and $65 million in 2014 and 2013, respectively.

The amortized cost/cost of our total investments increased by $422 million from December 31, 2013, primarily due to the investing of a portion of our financing cash flows, driven by our new senior notes issuance (refer to 'Liquidity and Capital Resources - Senior Notes' for additional information) and operating cash flows generated during the year. The $355 million increase in the fair value of our total investments was also driven by the investment of the financing and operating cash flows partially offset by a decrease in the net unrealized gains (losses) during the year.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	September 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,519,468	12%	$1,388,698	11%
Non-U.S. government	1,138,922	9%	1,176,382	10%
Corporate debt	4,250,796	34%	3,608,238	30%
Agency RMBS	2,120,947	17%	2,448,827	20%
CMBS	954,517	8%	797,414	7%
Non-Agency RMBS	78,395	1%	67,567	1%
ABS	1,435,865	12%	953,451	8%
Municipals(1)	945,774	7%	1,545,750	13%
Total	$12,444,684	100%	$11,986,327	100%

Credit ratings:
U.S. government and agency	$1,519,468	12%	$1,388,698	11%
AAA(2)	4,413,251	36%	4,160,744	35%
AA	1,536,180	12%	1,795,291	15%
A	2,381,731	19%	2,220,263	19%
BBB	1,587,994	13%	1,468,669	12%
Below BBB(3)	1,006,060	8%	952,662	8%
Total	$12,444,684	100%	$11,986,327	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS.

(3)	Non-investment grade securities.

Primarily during the first half of 2014, we reduced our allocation to municipals after spreads tightened and their after-tax valuations became less attractive. We increased our allocation to CLO Debt securities which form part of our ABS category. Other sector changes reflect relative value decisions.

At September 30, 2014, our fixed maturities had a weighted average credit rating of AA- (2013: AA-) and an average duration of 3.1 years (2013: 3.3 years). An interest rate swap further reduced our duration to 2.9 years (2013: 3.2 years). When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $14 billion), the average credit rating would be AA- (2013: AA-) and duration (including interest rate swaps) would be 2.6 years (2013: 2.9 years).

During the year, net unrealized gains (losses) on fixed maturities moved from a net unrealized loss of $1 million at December 31, 2013 to a net unrealized gain of $4 million September 30, 2014.

Equities

During the year, net unrealized gains on equities decreased from $136 million at December 31, 2013 to $46 million at September 30, 2014. The decline was primarily due to sales resulting in net realized gains of $122 million during the year, offset by improved valuations reflective of markets.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	September 30, 2014		December 31, 2013

Hedge funds
Long/short equity funds	$292,086	31%	$425,444	41%
Multi-strategy funds	315,480	33%	285,155	27%
Event-driven funds	188,397	20%	190,458	18%
Leveraged bank loan funds	9,904	1%	48,753	5%
Total hedge funds	805,867	85%	949,810	91%

Direct lending funds	43,836	5%	22,134	2%

Total hedge and direct lending funds	849,703	90%	971,944	93%

CLO - Equities	97,133	10%	73,866	7%
Total other investments	$946,836	100%	$1,045,810	100%

The $144 million decrease in the fair value of our total hedge funds in 2014 was driven by $173 million of net redemptions offset by $29 million of price appreciation as our hedge funds benefited from the performance of the global equity and credit markets during the first half of 2014.

We have made total commitments of $110 million to managers of direct lending funds. To date, $43 million of our total commitment has been called.

In addition to our existing portfolio of direct investments in CLO-Equities, we made total commitments of $60 million to a CLO fund, all of which has been called to date.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a general discussion of our liquidity and capital resources. During the nine months ended September 30, 2014, we:

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

•	continued the execution of common share repurchases under the program authorized by our Board of Directors.

The following table summarizes our consolidated capital for the periods indicated:

	September 30, 2014	December 31, 2013

Senior notes	$1,490,498	$995,855

Preferred shares	627,843	627,843
Common equity	5,190,646	5,190,119
Shareholders’ equity attributable to AXIS Capital	5,818,489	5,817,962
Total capital	$7,308,987	$6,813,817

Ratio of debt to total capital	20.4%	14.6%

Ratio of debt and preferred equity to total capital	29.0%	23.8%

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

Our Consolidated Balance Sheet at September 30, 2014 reflected the issuance of $250 million of 2.65% senior unsecured notes due in 2019, and $250 million of 5.15% senior unsecured notes which are due in 2045 (discussed further below). The net proceeds from these offerings are expected to be used towards the repayment of $500 million of AXIS Capital’s 5.75% senior unsecured notes which mature on December 1, 2014. As such, the increases in our debt to total capital and debt and preferred equity to total capital ratios are expected to be temporary. We believe that our financial flexibility remains strong.

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

We have the option to redeem the 2.65% Senior Notes and the 5.15% Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at September 30, 2014.

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

Common Equity

During the nine months ended September 30, 2014, our common equity increased by $1 million. The following table reconciles our opening and closing common equity positions:

Nine months ended September 30,	2014

Common equity - opening	$5,190,119
Net income attributable to AXIS Capital	637,058
Shares repurchased for treasury	(468,531)
Change in unrealized appreciation on available for sale investments, net of tax	(91,339)
Common share dividends	(87,756)
Preferred share dividends	(30,066)
Share-based compensation expense recognized in equity	39,660
Foreign currency translation adjustment	(3,551)
Shares issued and stock options exercised	5,052
Common equity - closing	$5,190,646

During the nine months ended September 30, 2014, we repurchased 10 million common shares for a total of $469 million (including $450 million pursuant to our Board-authorized share repurchase program and $19 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan). At October 31, 2014, the remaining authorization under the common share repurchase program approved by our Board of Directors was $300 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

NEW ACCOUNTING STANDARDS

At October 31, 2014, there were no recently issued accounting pronouncements where our adoption of such guidance was pending.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2014, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income available to common shareholders	$279,104	$137,121	$606,992	$512,383
Net realized investment (gains) losses, net of tax(1)	(75,966)	4,368	(107,377)	(51,306)
Foreign exchange losses (gains), net of tax(2)	(70,368)	55,188	(57,034)	10,057
Loss on repurchase of preferred shares, net of tax(3)	—	—	—	3,081
Operating income	$132,770	$196,677	$442,581	$474,215

Earnings per common share - diluted	$2.68	$1.21	$5.68	$4.41
Net realized investment (gains) losses, net of tax	(0.73)	0.04	(1.00)	(0.45)
Foreign exchange losses (gains), net of tax	(0.68)	0.49	(0.54)	0.09
Loss on repurchase of preferred shares, net of tax	—	—	—	0.03
Operating income per common share - diluted	$1.27	$1.74	$4.14	$4.08

Weighted average common shares and common share equivalents - diluted(4)	104,247	113,355	106,953	116,214

Average common shareholders’ equity	$5,259,257	$5,047,045	$5,190,383	$5,218,452

ROACE (annualized)	21.2%	10.9%	15.6%	13.1%

Operating ROACE (annualized)	10.1%	15.6%	11.4%	12.1%

(1)
Tax cost (benefit) of $1,482 and ($340) for the three months ended September 30, 2014 and 2013, respectively, and $13,952 and $4,698 for the nine months ended September 30, 2014 and 2013, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost (benefit) of $1,924 and ($1,672) for the three months ended September 30, 2014 and 2013, respectively, and $1,319 and ($1,602) for the nine months ended September 30, 2014 and 2013, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

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

Foreign exchange gains (or losses) in our Consolidated Statements of Operations are primarily driven by the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange gains (or losses) on our available-for-sale investments in other comprehensive income and foreign exchange gains (or losses) realized upon the sale of these investments in net realized investments gains (or losses). These unrealized and realized foreign exchange rate movements generally offset a large portion of the foreign exchange gains (or losses) reported separately in earnings, thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As such, the Statement of Operations foreign exchange gains (or losses) in isolation are not a fair representation of the performance of our business.

In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (or losses) and foreign exchange gains (or losses) to understand the profitability of recurring sources of income.

We believe that showing net income available to common shareholders exclusive of net realized gains (or losses) and foreign exchange gains (or losses) reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

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

We evaluate our underwriting results separately from the performance of our investment portfolio. As such, we believe it appropriate to exclude net investment income and net realized investment gains (or losses) from our underwriting profitability measure.

As noted above, foreign exchange gains (or losses) in our Consolidated Statement of Operations primarily relate to our net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange rate gains (or losses) on our investment portfolio generally offset a large portion of the foreign exchange gains (or losses) arising from our underwriting portfolio. As a result, we believe that foreign exchange gains (or losses) are not a meaningful contributor to our underwriting performance and, therefore, exclude them from consolidated underwriting income.

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

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2014
Net managed assets (liabilities), excluding derivatives	$26,559	$(160,117)	$73,125	$(44,778)	$(141,978)	$44,164	$(14,020)	$(217,045)
Foreign currency derivatives, net	(26,214)	162,006	(71,824)	58,720	134,631	(21,429)	(3,967)	231,923
Net managed foreign currency exposure	345	1,889	1,301	13,942	(7,347)	22,735	(17,987)	14,878
Other net foreign currency exposure	3,082	—	92	63,013	903	34	262,488	329,612
Total net foreign currency exposure	$3,427	$1,889	$1,393	$76,955	$(6,444)	$22,769	$244,501	$344,490
Net foreign currency exposure as a percentage of total shareholders’ equity	0.1%	—%	—%	1.3%	(0.1%)	0.4%	4.2%	5.9%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$343	$189	$139	$7,696	$(644)	$2,277	$24,450	$34,450

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30 2014, our total net foreign currency exposure was $344 million net long, driven by other net foreign currency exposures which include assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. Our emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended September 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(2)

July 1-31, 2014	4,716	$44.60	—	$450.0	million
August 1-31, 2014	1,556,594	$46.87	1,553,061	$377.2	million
September 1-30, 2014	1,607,227	$48.08	1,605,577	$300.0	million
Total	3,168,537		3,158,638	$300.0	million

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

10.1
Separation Agreement entered into between John Gressier and AXIS Specialty Europe SE dated August 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2014).

†*10.2	2015 Directors Annual Compensation Program.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

†	Filed herewith.

*	Exhibit 10.2 represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

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
Dated: October 31, 2014

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)