Form 10-K
period 2014-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2015-02-23
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $4.6 billion.
As of February 11, 2015, there were outstanding 100,838,704 common shares, $0.0125 par value per share, of the registrant.

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

As used in this report, references to “we,” “us,” “our” or the “Company” refer to the consolidated operations of AXIS Capital Holdings Limited (“AXIS Capital”) and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited (“AXIS Specialty Bermuda”), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Markets Limited, AXIS Specialty Markets II Limited, AXIS Ventures Reinsurance Limited ("Ventures Re"), AXIS Specialty Europe SE (“AXIS Specialty Europe”), AXIS Specialty London, AXIS Specialty Australia, AXIS Specialty Insurance Company (“AXIS Specialty U.S.”), AXIS Re SE (“AXIS Re SE”), AXIS Reinsurance Company (“AXIS Re U.S.”), AXIS Reinsurance Company (Canadian Branch), AXIS Surplus Insurance Company (“AXIS Surplus”), AXIS Insurance Company (“AXIS Insurance Co.”), AXIS Re Europe, AXIS Specialty Finance LLC, AXIS Specialty Finance PLC and Dexta Corporation Pty Ltd (“Dexta”) unless the context suggests otherwise. Tabular dollars are in thousands. Amounts in tables may not reconcile due to rounding differences.

On January 25, 2015, the Company announced the signing of a definitive amalgamation agreement with PartnerRe Ltd. PartnerRe Ltd., through its principal operating subsidiaries, provides reinsurance and certain specialty insurance lines on a worldwide basis. The transaction is expected to close in the second half of 2015, subject to approval by the shareholders of both companies, regulatory clearance and customary closing conditions.

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
At December 31, 2014, we had common shareholders’ equity of $5.2 billion, total capital of $6.8 billion and total assets of $20.0 billion.
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
We maintain excellent financial strength, characterized by financial discipline and transparency: Our total capital of $6.8 billion at December 31, 2014, our high-quality and liquid investment portfolio and our operating subsidiary ratings of "A+" ("Strong") by Standard & Poor's and "A+" ("Superior") by A.M. Best are key indicators of our financial strength.
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
The table below presents gross premiums written in each of our reportable segments for each of the most recent three years.

Year ended December 31,	2014	2013	2012

Insurance	$2,535,415	$2,559,138	$2,309,481
Reinsurance	2,176,104	2,137,903	1,830,162
Total	$4,711,519	$4,697,041	$4,139,643

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

•
Professional lines: provides coverage for directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability, crime, professional indemnity, medical malpractice and other financial insurance related coverages for commercial enterprises, financial institutions and not-for-profit organizations. This business is predominantly written on a claims-made basis.

•
Liability: primarily targets primary and low/mid-level excess and umbrella commercial liability risks in the U.S. wholesale and retail markets. Target industry sectors include construction, manufacturing, transportation and trucking and other services. We also target middle to high excess liability business in the London and Bermuda wholesale markets and primary and excess business in the Canadian marketplace.

•
Accident and health: includes accidental death, travel insurance and specialty health products for employer and affinity groups, as well as accident and health reinsurance for catastrophic or per life events on a quota share and/or excess of loss basis, with aggregate and/or per person deductibles.

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

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2014		2013		2012

Marsh	$437,092	17%	$422,627	17%	$427,565	19%
Aon	354,681	14%	451,158	18%	413,471	18%
Willis	265,075	10%	223,131	9%	217,631	9%
Other brokers	1,235,986	49%	1,230,165	48%	1,060,864	46%
Managing general agencies and underwriters	242,581	10%	232,057	8%	189,950	8%
Total	$2,535,415	100%	$2,559,138	100%	$2,309,481	100%

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

The reinsurance segment also writes, primarily derivative based, risk management products designed to address weather and commodity price risks. The majority of these contracts cover the risk of variations in quantifiable weather-related phenomenon, such as temperature. In general, the portfolio of such derivatives is of short duration, with contracts being predominately seasonal in nature.
Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2014		2013		2012

Aon	$687,458	32%	$749,751	35%	$712,588	39%
Marsh	591,412	27%	643,292	30%	468,993	26%
Willis	298,628	14%	339,761	16%	299,097	16%
Other brokers	376,712	17%	271,458	13%	212,941	12%
Direct	221,894	10%	133,641	6%	136,543	7%
Total	$2,176,104	100%	$2,137,903	100%	$1,830,162	100%

No customer accounted for more than 10% of the gross premiums written in the reinsurance segment.
Competitive Environment
In our reinsurance segment where competition tends to be focused on availability, service, financial strength and, increasingly, price, we compete with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. In addition to traditional market participants, we also compete with new market entrants supported by alternative capital sources which offer forms of risk transfer protection on a collateralized or other non-traditional basis. Our clients may also acquire reinsurance protection through capital market products such as catastrophe bonds and insurance loss warranties. We believe that we achieve a competitive advantage through our strong capital position, as well as our technical expertise that allows us to respond quickly to customer needs and provide quality and innovative underwriting solutions. In addition, our customers highly value our exemplary service (including excellent claims management, promptly paying valid claims) and financial strength ratings.

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
The next section of the table shows our re-estimated net unpaid loss reserves at the end of each succeeding year. The cumulative favorable development on net reserves reflects cumulative differences between our initial net loss reserve estimates and the currently re-estimated net loss reserves. Annual changes in these estimates are referred to as net prior year reserve development and are recognized in our Consolidated Statements of Operations during the year of the re-estimation; these amounts are the net result of a number of underlying movements, both favorable and adverse.
The lower portion of the table shows the portion of the net unpaid loss reserve estimate that was paid (i.e. claims paid) by the end of each subsequent year. This section of the table provides an indication of the portion of the re-estimated net unpaid loss reserve that is settled and is unlikely to develop in the future.
Our historical net paid losses and loss expenses are but one of many quantitative and qualitative factors considered in establishing the amount of our loss reserves; see the ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ section of Item 7 for further information on the establishment of management’s best estimate of loss reserves on a quarterly basis. For additional information regarding the significant underlying movements in our estimate of loss reserves during the most recent three years, refer to the ‘Underwriting Results – Group – Underwriting Expenses’ section of Item 7. Note that the conditions and trends that affected the development of our loss reserves in the past may not necessarily recur in the future. Accordingly, it is not appropriate to project future favorable development based on the historical experience in this table.
Also included in the table is the impact of foreign exchange rate movements during each year presented. Portions of our loss reserves relate to claims expected to be paid in currencies other than our reporting currency, the U.S. dollar. Movements in foreign exchange rates, therefore, result in variations in our estimated net loss reserves. Such variations are recognized as they arise, in our Consolidated Statements of Operations. For example, during the year ended December 31, 2014, depreciation in the rates of exchange between the euro and the Sterling against the U.S. dollar largely drove a $230 million reduction in our net loss reserves established prior to and during 2014. To minimize the impact of foreign exchange driven volatility associated with our loss reserves denominated in foreign currencies, we generally hold cash and investments and/or derivative instruments denominated in the same currencies.
At the bottom of the table is a reconciliation of our re-estimated gross loss reserves with our re-estimated net unpaid loss reserves as of December 31, 2014. As our ceded reinsurance programs cover different lines of business and accident years, net and gross loss experience will not necessarily develop proportionately.
To facilitate an understanding of the information provided in the table, the following is an example using net loss reserves established at December 31, 2007. It can be seen from the top section of the table that at December 31, 2007, our estimate of loss reserves, net of unpaid reinsurance recoverable, was $4,290 million.
The next section of the table shows that our current estimate of net unpaid loss reserves for events occurring on or before December 31, 2007 is $2,692 million. The cumulative favorable development from our initial estimate of $1,598 million was recognized over the course of the following seven calendar years: $376 million in 2008, $380 million in 2009, $252 million in 2010, $207 million in 2011, $116 million in 2012, $137 million in 2013 and the remaining $129 million in 2014.

The following section of the table presents our cumulative claims paid at the end of each subsequent year. Of the net $2,015 million we have paid subsequent to December 31, 2007, $616 million was paid in 2008, $532 million was paid in 2009, $314 million in 2010, $194 million in 2011, $151 million in 2012, $121 million in 2013 and the remaining $87 million in 2014.
In summary, at December 31, 2007, we estimated our net loss reserves payable for claims arising from loss events occurring on or before that date were $4,290 million. At December 31, 2014, we have paid $2,015 million towards settlement of these claims and now believe that we will ultimately pay $2,692 million for full settlement.
It is important to note that the favorable development in our loss reserves noted in the table is cumulative and, therefore, should not be added together. In 2014, we revised our cumulative December 31, 2007 estimate of net loss reserves from $2,821 million to $2,692 million. This favorable development is also included in each column to the right of the December 31, 2007 column, recognizing that the favorable development was also embedded in our estimated loss reserves at December 31 of each of the following years.

	Year ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014

Gross reserves for losses and loss expenses	$2,404,560	$4,743,338	$5,015,113	$5,587,311	$6,244,783	$6,564,133	$7,032,375	$8,425,045	$9,058,731	$9,582,140	$9,596,797
Reinsurance recoverable	(564,314)	(1,473,241)	(1,310,904)	(1,297,539)	(1,314,551)	(1,381,058)	(1,540,633)	(1,736,823)	(1,825,617)	(1,900,112)	(1,890,280)
Net reserves for unpaid losses and loss expenses	1,840,246	3,270,097	3,704,209	4,289,772	4,930,232	5,183,075	5,491,742	6,688,222	7,233,114	7,682,028	7,706,517
Net reserves re-estimated as of:
1 Year later	$1,457,250	$3,053,561	$3,367,232	$3,913,485	$4,507,061	$4,870,020	$5,234,281	$6,443,382	$7,013,678	$7,423,085
2 Years later	1,179,851	2,938,734	3,076,025	3,533,313	4,235,219	4,623,109	5,018,121	6,226,591	6,730,245
3 Years later	1,080,083	2,750,476	2,773,158	3,281,011	4,007,046	4,440,229	4,797,981	5,993,711
4 Years later	962,910	2,529,259	2,576,226	3,074,010	3,841,717	4,285,709	4,604,697
5 Years later	889,190	2,429,724	2,445,150	2,957,939	3,685,823	4,113,712
6 Years later	863,225	2,365,515	2,376,807	2,820,852	3,540,355
7 Years later	839,214	2,328,729	2,290,277	2,691,865
8 Years later	823,131	2,278,338	2,213,297
9 Years later	799,502	2,226,407
10 Years later	783,879
Cumulative favorable development on net reserves	$1,056,367	$1,043,690	$1,490,912	$1,597,907	$1,389,877	$1,069,363	$887,045	$694,511	$502,869	$258,943
Cumulative net paid losses as of:
1 Year later	$291,695	$880,120	$636,266	$615,717	$982,036	$1,042,890	$953,035	$1,299,384	$1,373,459	$1,544,664
2 Years later	432,963	1,292,738	999,280	1,147,990	1,539,713	1,592,741	1,601,082	2,187,024	2,341,376
3 Years later	511,325	1,500,652	1,355,821	1,461,494	1,936,555	2,002,373	2,061,667	2,857,250
4 Years later	574,874	1,771,039	1,513,350	1,655,688	2,221,221	2,301,915	2,448,219
5 Years later	615,920	1,873,052	1,625,423	1,807,075	2,424,791	2,553,059
6 Years later	650,110	1,930,682	1,705,987	1,928,489	2,581,105
7 Years later	677,351	1,979,439	1,772,037	2,015,386
8 Years later	698,846	2,026,100	1,810,912
9 Years later	706,010	2,039,246
10 Years later	708,641
Impact of foreign exchange and other	$4,664	$(13,329)	$23,581	$28,588	$(133,345)	$82,018	$(25,282)	$(16,462)	$71,084	$6,184	$(230,372)
Gross reserve for losses and loss expenses re-estimated	$1,283,500	$3,545,389	$3,275,118	$3,674,606	$4,651,047	$5,340,729	$5,958,037	$7,509,261	$8,459,942	$9,275,945
Reinsurance recoverable re-estimated	(499,621)	(1,318,982)	(1,061,821)	(982,741)	(1,110,692)	(1,227,017)	(1,353,340)	(1,515,550)	(1,729,697)	(1,852,860)
Net reserve for unpaid losses and loss expenses re-estimated	783,879	2,226,407	2,213,297	2,691,865	3,540,355	4,113,712	4,604,697	5,993,711	6,730,245	7,423,085
Cumulative favorable development on gross reserves	$1,121,060	$1,197,949	$1,739,995	$1,912,705	$1,593,736	$1,223,404	$1,074,338	$915,784	$598,789	$306,195

CASH AND INVESTMENTS
We seek to balance the investment portfolios’ objectives of (1) increasing book value with (2) the generation of relatively stable investment income, while providing sufficient liquidity to meet our claims and other obligations. Liquidity needs arising from potential claims are of primary importance and are considered in asset class participation and the asset allocation process. Intermediate maturity investment grade fixed income securities have duration characteristics similar to our expected claim payouts and are, therefore, central to our investment portfolio’s asset allocation. At December 31, 2014, the duration of our fixed maturities portfolio was approximately 3 years, which approximates the estimated duration of our net insurance liabilities.
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

RISK AND CAPITAL MANAGEMENT

Risk management framework – Overview
Mission and objectives
The mission of Enterprise Risk Management ("ERM") at AXIS is to promptly identify, measure, report and monitor risks that affect the achievement of our strategic, operational and financial objectives. The key objectives of our risk management framework are to:

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

Board of Directors’ Level

The Risk Committee of the Board ("Risk Committee") assists the Board of Directors in overseeing the integrity and effectiveness of our enterprise risk management framework, and ensuring that our risk assumption and risk mitigation activities are consistent with that framework. The Risk Committee reviews, approves and monitors our overall risk strategy, risk appetite and key risk tolerances and receives regular reports from the Group Risk Management function ("Group Risk") to ensure any significant risk issues are being addressed by management. The Risk Committee further reviews, with management and Internal Audit, the Group’s general policies and procedures and satisfies itself that effective systems of risk management and controls are established and maintained. Among its other responsibilities, the Risk Committee also reviews and approves our annual Own Risk and Solvency Assessment ("ORSA") report. The Risk Committee assesses the independence and objectivity of our Group Risk, approves its terms of reference and reviews its ongoing activities.
Following a recommendation by the the Chief Executive Officer, the Risk Committee also conducts a review and provides a recommendation to the Board of Directors regarding the appointment and/or removal of the Chief Risk and Actuarial Officer. The Risk Committee meets with the Chief Risk and Actuarial Officer in separate executive session on a regular basis.
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

Group executive level
Our management Executive Committee formulates our business objectives and risk strategy within the overall risk appetite set by our Board. It allocates capital resources and sets limits across the Group, with the objective of balancing return and risk. While the management Executive Committee is responsible overall for risk management, it has delegated some authority to various committees. Three Executive level committees focus on the Group’s risk exposure:

•
Our Risk Management Committee ("RMC") has responsibility for reviewing the allocation of capital, approving individual risk limits and determining changes to our internal risk capital methodology. The RMC also reviews new business plans in the context of our risk framework and defined risk appetite.

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

•	Our Reinsurance Security Committee ("RSC") sets out the financial security requirements of our reinsurance counterparties and recommends tolerance levels for different types of ceded business.
Group risk management organization
As a general principle, management in each of our business units is responsible in the first instance for both the risks and returns of its decisions. Management is the ‘owner’ of risk management processes and is responsible for managing our business within defined risk tolerances.
Our Chief Risk and Actuarial Officer leads our independent Group Risk function, and is responsible for oversight and implementation of the Group's ERM framework as well as providing guidance and support for risk management practices. Group Risk is responsible for developing methods and processes for identifying, measuring, managing and reporting risk. This forms the basis for informing the Risk Committee and RMC of the Group’s risk profile. Group Risk develops our risk management framework and oversees the adherence to this framework at the Group and operating entity level. Our Chief Risk and Actuarial Officer regularly reports risk matters to the Chief Executive Officer, management Executive Committee and the Risk Committee.
Our global risk management network also includes Risk Officers within our business units and investment department. These local risk units, which have regular and close interaction with Group Risk, assist with implementing the risk management framework into our business.
Internal Audit, an independent, objective function, reports to the Audit Committee of the Board on the effectiveness of our risk management framework. This includes assurance that key business risks have been adequately identified and managed appropriately and that our system of internal control is operating effectively. Internal Audit also provides independent assurance around the validation of our internal capital model and coordinates risk-based audits, compliance reviews, and other specific initiatives to evaluate and address risk within targeted areas of our business.
Our risk governance structure is further complemented by our Legal Department which seeks to mitigate legal and regulatory compliance risks with support from other departments. This includes ensuring that significant developments in law and regulations are observed and that we react appropriately to impending legislative and regulatory changes and applicable court rulings.
Risk Landscape
Our risk landscape comprises strategic, insurance, credit, market, operational, liquidity and other risks that arise as a result of doing business. We provide definitions of these risk categories in the following sections as well as our related risk management. Across these risk categories, we identify and evaluate emerging threats and opportunities through a framework that includes the assessment of potential surprise factors that could affect known loss potentials.

Strategic Risk
Strategic risk is the risk of loss arising from the adverse effect of management decisions on both business strategies and their implementation. This includes the failure to devise or adapt a business strategy in light of changes in our internal and external environment. We assess any strategic action in the context of our risk framework by reviewing the impact of the strategy, including any incremental risk, prior to the action taking place. Additionally, what we learn about risk through our monitoring, reporting and control processes provides important feedback in terms of reevaluating our risks and, therefore, reevaluating our business strategy.
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

We have a centralized Ceded Reinsurance department which coordinates external treaty reinsurance purchasing across the Group and is overseen by our Reinsurance Purchasing Group ("RPG"), in conjunction with the RSC. The RPG, which includes among others, our Chief Executive Officer, Chief Financial Officer, Chief Risk and Actuarial Officer and business unit leadership, approves each treaty placement, and aims to ensure that appropriate diversification exists within our counterparty panels.

Facultative reinsurance is case by case risk transfer which we may also use to complement treaty reinsurance by covering additional risks above and beyond what is already covered in treaties. Facultative reinsurance is monitored through our peer review processes.
Natural peril catastrophe risk
Natural catastrophes such as earthquakes, storms and floods represent a challenge for risk management due to their accumulation potential and occurrence volatility. In managing natural catastrophe risk, our internal risk tolerance framework aims to limit both the loss of capital due to a single event and the loss of capital that would occur from multiple (but perhaps smaller events) in any year. Within this framework, we have an established risk tolerance for single event, single zone probable maximum loss ("PML") within defined zones and at various return periods. For example, at the 1-in-250 year return period, we are not willing to expose more than 25% of our prior quarter-end common-equity from a single event within a single zone.
The table below shows our mean PML estimates for certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2015 and 2014:

At January 1, (in millions of U.S. dollars)		2015			2014
Single zone/single event	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period

Southeast	U.S. Hurricane	$548	$773	$947	$502	$705	$887
Northeast	U.S. Hurricane	55	177	325	60	206	403
Mid-Atlantic	U.S. Hurricane	98	305	758	107	361	772
Gulf of Mexico	U.S. Hurricane	351	508	773	338	507	786
California	Earthquake	379	544	702	352	479	558
Europe	Windstorm	151	224	291	264	371	479
Japan	Earthquake	165	270	447	216	284	482
Japan	Windstorm	52	83	120	68	126	172

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
As indicated in the table above, our modeled single occurrence 1-in-100 year return period PML for a Southeast U.S. hurricane, net of reinsurance, is approximately $0.8 billion. According to our modeling, there is a one percent chance that on an annual basis, our losses incurred from a Southeast hurricane event could be in excess of $0.8 billion. Conversely, there is a 99% chance that on an annual basis, the loss from a Southeast hurricane will fall below $0.8 billion.
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
Our estimated net losses from peak zone catastrophes may change from period to period as a result of several factors, which include but are not limited to, updates to vendor catastrophe models, changes in our own modeling, changes in our underwriting portfolios, changes to our reinsurance purchasing strategy and changes in foreign exchange rates.  During 2014, we rebalanced our portfolio in light of changing market conditions. This resulted in a significant reduction in our European Windstorm PML's (which were also impacted by a strengthening U.S. dollar), and a moderate increase in our Southeast Hurricane and California Earthquake PML's.
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
Reserving risk
Our loss reserving process demands data quality and reliability and requires a quantitative and qualitative review of both our overall reserves and individual large claims. Within a structured control framework, claims information is communicated on a regular basis throughout our organization, including to senior management, to provide an increased awareness regarding the losses that have taken place throughout the insurance markets. The detailed and analytical reserving approach that follows is designed to absorb and understand the latest information on our reported and unreported claims, to recognize the resultant exposure as quickly as possible, and to make appropriate and realistic provisions in our financial statements. We have well established processes for determining carried reserves, which we endeavor to apply consistently over time.
Reserving for long-tail lines of business represents a significant component of reserving risk. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because of a stacking-up effect: we carry reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on long-tail business in a variety of ways. First, we limit the amount of long-tail business we write in line with maintaining a well-balanced and diversified global portfolio of business. In

2014, our long-tail net premiums written (namely liability and motor business) represented 21% of our total premium written. We also purchase reinsurance on the liability business written in our insurance segment to reduce our net positions. Secondly, we follow a disciplined underwriting process that utilizes available information, including industry trends.
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
Our credit aggregation measurement and reporting process is facilitated by our credit risk exposure database, which contains relevant information on counterparty details and credit risk exposures. The database is accessible by management throughout the Group, thus providing transparency to allow for the implementation of active exposure management strategies. We also license third party databases to provide credit risk assessments. We monitor all our credit aggregations and, where appropriate, adjust our internal risk limits and/or have taken specific actions to reduce our risk exposures. Credit risk aggregation is also managed through minimizing overlaps in underwriting, financing and investing activities.

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
Through asset and liability management, we aim to ensure that market risks influence the economic value of our investments and that of our loss reserves and other liabilities in the same way, thus mitigating the effect of market fluctuations. For example, we reflect important features of our liabilities, such as maturity patterns and currency structures, on the assets side of the balance sheet by acquiring investments with similar characteristics.
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
We mitigate foreign currency risk by seeking to match our estimated (re)insurance liabilities payable in foreign currencies with assets, including cash and investments that are also denominated in such currencies. Where necessary, we use derivative financial instruments for economic hedging purposes. For example, in certain circumstances, we use forward contracts and currency options, to economically hedge portions of our un-matched foreign currency exposures.
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
We have specific processes and systems in place to focus on high priority operational matters such as information security, managing business continuity, and third party vendor risk:

•
Major failures and disasters which could cause a severe disruption to working environments, facilities and personnel, represent a significant operational risk to us. Our Business Continuity Management framework strives to protect critical business functions from these effects to enable us to carry out our core tasks in time and at the quality required. During 2014, we continued to review our Business Continuity Planning procedures through cyclical planned tests.

•
We have developed a number of Information Technology ("IT") platforms, applications and security controls to support our business activities worldwide. Dedicated security standards are in place for our IT systems to ensure the proper use, availability and protection of our information assets.

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
Regulatory capital requirements
In each country in which we operate, the local regulator specifies the minimum amount and type of capital that each of the regulated entities must hold in support of their liabilities. We target to hold, in addition to the minimum capital required to comply with the solvency requirements, an adequate buffer to ensure that each of our operating entities meets its local capital requirements. Refer to Note 20 of the Consolidated Financial Statements, under Item 8 for further information.
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

Bermuda

Our Bermuda insurance operating subsidiary, AXIS Specialty Bermuda, is a Class 4 general business insurer subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”). The Insurance Act provides that no person may carry on any insurance or reinsurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies. Significant requirements pertaining to Class 4 insurers include the appointment of an independent auditor, the appointment of a loss reserve specialist, the appointment of a principal representative in Bermuda, the filing of annual Statutory Financial Returns, the filing of annual GAAP financial statements, the filing of an annual capital and solvency return, compliance with minimum and enhanced capital requirements, compliance with certain restrictions on reductions of capital and the payment of dividends and distributions, compliance with group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct.

In November 2013, AXIS Capital formed AXIS Ventures Limited and its direct subsidiary Ventures Re. Ventures Re was licensed as a Class 3A insurer under the Insurance Act and registered as a segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended. Pursuant to a Direction under Section 56 of the Insurance Act issued by the BMA, Ventures Re is exempt from certain solvency and liquidity standards and reporting requirements.
The BMA acts as group supervisor of AXIS Capital and has designated AXIS Specialty Bermuda as the ‘designated insurer’ of the AXIS Capital group of insurance companies. In accordance with the group supervision and insurance group solvency rules, AXIS Capital is required to prepare and submit annual audited group GAAP financial statements, annual group statutory financial statements, an annual group statutory financial return, an annual group capital and solvency return and quarterly group unaudited GAAP financial statements, and to appoint both a group actuary and a group auditor. Enhanced group capital requirements (“ECR”) are being phased in beginning with the financial year ending December 31, 2013, when the applicable ECR was 50% of the amount prescribed by the BMA, with an additional 10% applicable each subsequent year through 2018, when the full ECR will be required.
AXIS Capital, AXIS Specialty Bermuda, AXIS Specialty Holdings Bermuda Limited, AXIS Bermuda Services Limited, AXIS Specialty Markets Limited, AXIS Specialty Markets II Limited, AXIS Ventures Limited and Ventures Re must also comply with provisions of the Bermuda Companies Act 1981, as amended (the “Companies Act”), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.
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

U.S. Operations of our Non-U.S. Insurance Subsidiaries
The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of (re)insurance within their jurisdictions by (re)insurers that are not admitted to do business within such jurisdictions, or conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in all 50 of the United States, the District of Columbia and Puerto Rico. AXIS Syndicate is eligible to write surplus lines business throughout the United States, in the District of Columbia and in all U.S. territories. AXIS Syndicate is authorized to write insurance business, except life insurance business, in the states of Illinois, Kentucky and in the U.S. Virgin Islands under licenses held in the name of “Lloyd's underwriters” or “Underwriters at Lloyd's, London”. AXIS Syndicate is authorized to write non-life reinsurance business in all 50 of the United States, the District of Columbia and in all U.S. territories, except for accident and health reinsurance in New York. AXIS Specialty Bermuda, AXIS Re SE and Ventures Re are not licensed or eligible to write business in the United States. AXIS Specialty Bermuda, AXIS Re SE, AXIS Specialty Europe and Ventures Re do not maintain offices, solicit, advertise, underwrite, settle claims or conduct any insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized.
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
Ireland
AXIS Specialty Europe
AXIS Specialty Europe is a European public limited liability company incorporated as a non-life insurer under the laws of Ireland. AXIS Specialty Europe is authorized and regulated by the Central Bank of Ireland (“CBI”) pursuant to the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 – 2014, as amended, repealed or replaced and European Union regulation relating to general insurance and statutory instruments made thereunder. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes of business. AXIS Specialty Europe may also write reinsurance business within the classes of insurance business for which it is authorized. Significant additional regulation that applies to AXIS Specialty Europe includes the CBI’s Corporate Governance Code for Credit Institutions and Insurance Undertakings 2013, the Guidelines on the Reinsurance Cover of Primary Insurers and the Security of their Reinsurers, the 2014 Reserving Requirements for Non-Life Insurers and Non-Life and Life Reinsurers and the CBI’s Fit and Proper requirements.
Ireland is a member of the European Economic Area, (“EEA”), which comprises each of the countries of the European Union (“EU”) with the addition of Iceland, Lichtenstein and Norway. Ireland transposed the EU’s Third Non-Life Insurance Directive into Irish law. This directive introduced a single system for the authorization and financial supervision of non-life insurance companies by their home state. Under this system, AXIS Specialty Europe is permitted to provide insurance services to clients located in any other EEA member state (“Freedom of Services”), provided it has first notified the CBI and subject to compliance with any “general good requirements” as may be established by the applicable EEA Member State regulator. AXIS Specialty Europe has notified the CBI of its intention to provide insurance services on a Freedom of Services basis in all EEA countries.
The Third Non-Life Directive also permits AXIS Specialty Europe to carry on insurance business in any other EEA Member State under the principle of “Freedom of Establishment.” In May 2003, AXIS Specialty Europe established a branch in the United Kingdom known as AXIS Specialty London. The CBI remains responsible for the prudential supervision of the branch, however, AXIS Specialty London is also regulated by the United Kingdom's Prudential Regulation Authority and Financial Conduct Authority in respect of United Kingdom business.
In July 2008, AXIS Specialty Europe established an Australian branch, trading as AXIS Specialty Australia, to transact general insurance business. While the CBI continues to be the responsible supervisory authority, the Australia Prudential Regulation Authority (“APRA”) is also responsible for the authorization of and the ongoing prudential supervision of the branch in accordance with the Insurance Act 1973, as amended, as well as regulations applicable to general insurers. AXIS Specialty Europe is also registered as a foreign company with the Australia Securities Investment Commission in accordance with Australia’s Corporations Act 2001, as amended. Significant additional regulation relates to branch capital adequacy, assets in Australia, risk management, reinsurance management, governance and audit and actuarial requirements.
AXIS Specialty Europe has obtained local regulatory permission to carry on insurance business in Jersey and Gibraltar and to write cross-border reinsurance business into India.
AXIS Re SE
AXIS Re SE is a European public limited liability company incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 - 2014 as amended, repealed or replaced and EU regulation applicable to reinsurance and statutory instruments made thereunder. The European Communities (Reinsurance) Regulations 2006 (the “Regulations”), as amended, which gave effect to the EU Reinsurance Directive, provide a comprehensive framework for the authorization and supervision of reinsurers in Ireland. Significant additional regulation that applies to AXIS Re SE includes the CBI’s Corporate Governance Code for Credit Institutions and Insurance Undertakings 2013, the Requirements for Composite Reinsurance Undertakings 2014, the 2014 Reserving Requirements for Non-Life Insurers and Non-Life and Life Reinsurers and the CBI’s Fit and Proper requirements.
The EU Reinsurance Directive provides that the authorization and supervision of European reinsurers is the responsibility of the EU Member State where the head office of the relevant reinsurer is located (the "home state"). Once authorized in its home state, a reinsurer is automatically entitled to conduct reinsurance business in all EEA Member States under the principles of Freedom of Establishment and Freedom of Services, similar to the system that applies to EU-based insurers. The Reinsurance Directive provides that the home state regulator is fully responsible for the financial and prudential supervision of a reinsurer, including business it carries on in other countries, either through branches or Freedom of Services.
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
AXIS Specialty Holdings Ireland Limited
AXIS Specialty Holdings Ireland Limited is the limited liability holding company for AXIS Specialty Europe and AXIS Re SE, incorporated under the laws of Ireland. In its capacity as a holding company of EU regulated (re)insurance companies, AXIS Specialty Holdings Ireland Limited is subject to certain CBI consolidated solvency requirements.
Certain of our European legal entities will be subject to Solvency II regulation once it becomes effective on January 1, 2016. Solvency II is a consolidation and modernization of existing European Commission ("E.C.") Solvency I (re)insurance regulation and supervision and includes a risk based solvency and capital regime. The new regulations cover three main areas: (i) the valuation of assets and liabilities and solvency and capital requirements; (ii) governance requirements including compliance, internal audit, actuarial and risk management; and (iii) new supervisory legal entity and European Union group reporting and disclosure requirements including public disclosures. The new capital requirement must be computed using the Solvency II standard formula unless regulatory approval has been received for capital to be computed using an internal model.

AXIS Syndicate has permission to write insurance and reinsurance business on a Freedom of Services basis in Ireland. AXIS Specialty Bermuda, Ventures Re and the U.S. Insurance Subsidiaries are not authorized to conduct insurance and/or reinsurance business in Ireland.
United Kingdom
Under the law of England and Wales, a company may only conduct insurance and/or reinsurance business in the United Kingdom upon authorization.  AXIS Re SE is authorized to transact U.K. business on a Freedom of Services basis pursuant to the regulations, and AXIS Specialty Europe is authorized to transact U.K. business on a Freedom of Services basis pursuant to the Third Non-Life Insurance Directive and to conduct business in the U.K. on a Freedom of Establishment basis through its branch, AXIS Specialty London.
In November 2013, AXIS Syndicate was established having a single corporate member, AXIS Corporate Capital UK Limited, with approval to commence business at Lloyd’s from January 1, 2014. AXIS Syndicate 1686 is managed by Asta Managing Agency Ltd. Lloyd’s has a global network of licenses and authorizations across Europe, the Middle East and Africa, North and South America, Asia and Australasia and AXIS Syndicate may write business where Lloyd’s has authorized status. Lloyd’s is governed by U.K. law and regulation. The Lloyd’s Act 1982 defines the governance structure and rules under which Lloyd’s operates. Under the Lloyd's Act 1982, the Council of Lloyd’s is responsible for the management and supervision of the Lloyd’s market. Lloyd’s is dual-regulated by the UK Prudential Regulation Authority (the “PRA”) and Financial Conduct Authority (“FCA”). Lloyd's Managing Agents are also dual regulated by the PRA and FCA.
AXIS Syndicate is also subject to Solvency II once it becomes effective on January 1, 2016.

The United Kingdom is a member of the EEA. AXIS Syndicate is permitted to provide insurance and reinsurance services on a Freedom of Services basis subject to compliance with any “general good requirements” as may be established by the applicable EEA member state regulators.

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

Australia
AXIS Specialty Europe conducts (re)insurance business from its branch in Australia, subject to the supervision of the CBI and APRA. Significant additional regulation that applies to AXIS Specialty Australia relates to branch capital adequacy, assets in Australia, risk management, reinsurance management, governance and audit and actuarial requirements.
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

EMPLOYEES
As of February 20, 2015 we had approximately 1,250 employees. We believe that our employee relations are excellent.

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

You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto:

Failure to complete our amalgamation with PartnerRe Ltd. ("PartnerRe") could impact the price of our common shares, as well as our future business and financial results, and could have an adverse effect on us.

On January 25, 2015, we entered into an Agreement and Plan of Amalgamation (the “amalgamation agreement”) with PartnerRe, a Bermuda exempted company, pursuant to which we will amalgamate with PartnerRe and the combined company will continue as a Bermuda exempted company (the “amalgamated company”). The amalgamation agreement contains a number of conditions precedent that must be satisfied or waived prior to the completion of the amalgamation. There are no assurances that all of the conditions to the amalgamation will be so satisfied or waived. If the conditions to the amalgamation are not satisfied or waived, then we and PartnerRe may be unable to complete the amalgamation.
If the amalgamation is not completed, our ongoing business may be adversely affected as follows:

•	the attention of management will have been diverted to the amalgamation instead of being directed solely to our operations and the pursuit of other opportunities that could have been beneficial to us;

•
under certain circumstances, we may be required to pay PartnerRe a fee of $55 million or $250 million in the event the amalgamation agreement is terminated, and costs and expenses incurred in connection with the transaction in an amount not to exceed $35 million;

•
uncertainties associated with the amalgamation may cause a loss of management personnel and other key employees or result in the departure some of our customers, which could adversely affect our business;

•	we would have incurred fees and costs such as legal, accounting and financial advisor fees;

•	we will be subject to business uncertainties and contractual restrictions while the proposed amalgamation is pending, which could adversely affect our business; and

•	the loss of time and resources.

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
Our fixed maturities, which represent 88% of our total investments and 81% of total cash and investments at December 31, 2014, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, resulting in a lower book value (refer to Item 7A 'Quantitative and Qualitative Disclosure About Market Risk' for a related sensitivity analysis).
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
During the financial crisis of 2008 and 2009, worldwide financial markets experienced unprecedented volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events resulted in extraordinary responses by governments worldwide, including the enactment of the Emergency Economic Stabilization Act of 2008 and the U.S. Recovery and Reinvestment Act in 2009 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd Frank"). This market turmoil affected (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Although there have been indicators of stability returning to the financial markets, there continues to be significant uncertainty regarding the timeline for a full global economic recovery. As such, evolving market conditions may continue to affect our results of operations, financial position and capital resources. In the event that there is additional deterioration or volatility in financial markets or general economic conditions, our results of operations, financial position and/or liquidity, and competitive landscape could be materially and adversely affected.
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
We have limited terrorism coverage in our own reinsurance program for our exposure to catastrophe losses related to acts of terrorism. Furthermore, although the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and to other limitations. Under TRIEA, once our losses attributable to certain acts of terrorism exceed 20% of our direct commercial property and liability insurance premiums for the preceding calendar year, the federal government will reimburse us for 85% of such losses in excess of this deductible. Notably, TRIEA does not provide coverage for reinsurance losses. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism could materially and adversely affect our results of operations, financial condition and/or liquidity in future periods. TRIEA expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020. Over the six-year life of the reauthorized program, the federal government reimbursement percentage will drop from 85% to 80%.
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
While we believe that our loss reserves at December 31, 2014 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses being significantly greater or less than the reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2014 as well as claims expected to arise from the unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.
Our thirteen-year operating history, which includes periods of rapid growth, means that our loss reserve estimate places more reliance on industry benchmarks than may be the case for companies with longer operating histories; as a result, the potential for volatility in our estimated loss reserves may be more pronounced. When establishing our single point best estimate of loss reserves at December 31, 2014, our management considered actuarial estimates and applied informed judgment regarding qualitative factors that may not be fully captured in actuarial estimates. Such factors included, but were not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information.
Changes to our previous estimate of prior year loss reserves can adversely impact the reported calendar year underwriting results if reserves prove to be insufficient or favorably impact our reported results if loss reserves prove to be higher than actual claim payments. If our net income is insufficient to absorb a required increase in our loss reserves, we would incur an operating loss and could incur a reduction of our capital.
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
While we have not experienced a material breach of cybersecurity to date, we have no assurance that such a breach will not occur in the future. While administrative and technical controls, along with other preventative actions, reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent cyber attacks and/or other security breaches to our computer systems.
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
Government intervention and the possibility of future government intervention have created uncertainty in the (re)insurance markets. Government regulators are generally concerned with the protection of policyholders to the possible detriment of other constituents, including shareholders of (re)insurers. An example of such intervention was the expansion of the Florida Hurricane Catastrophe Fund in 2007, which increased the capacity of the Fund to compete against commercial providers of catastrophe reinsurance. In addition, in December 2007, the TRIEA of 2007 extended the material provisions of TRIA for an additional seven years to December 31, 2014 and expanded coverage to include domestic acts of terrorism. TRIEA expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020.
In recent years certain U.S. and non-U.S. judicial and regulatory authorities, including U.S. Attorney’s Offices and certain state attorneys general, have commenced investigations into other business practices in the insurance industry. In addition, although the U.S. federal government has not historically regulated insurance, there have been proposals from time to time, and especially after the recent global financial crisis, to impose federal regulation on the insurance industry. For example, in 2010, Dodd-Frank established a Federal Insurance Office ("FIO") within the U.S. Treasury. The FIO initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry, and has conducted and submitted a study to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. This study's findings are not expected to have a significant impact on the Company. Further, Dodd-Frank gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as ‘systemically important’. While we do not believe that we are systemically important, as defined in Dodd-Frank, Dodd-Frank or additional federal regulation that is adopted in the future could impose significant burdens on us, impact the ways in which we conduct our business, increase compliance costs, duplicate state regulation and/or result in a competitive disadvantage.
Certain of our European legal entities will be subject to Solvency II regulations once it becomes effective on January 1, 2016. Solvency II is a consolidation and modernization of existing European Commission (“E.C.”) Solvency I (re)insurance regulation and supervision and includes a risk based solvency and capital regime. The new regulations cover three main areas: (i) the valuation of assets and liabilities and solvency and capital requirements; (ii) governance requirements including compliance, internal audit, actuarial and risk management; and (iii) new supervisory legal entity and European Union group reporting and disclosure requirements including public disclosures. The Bermuda Monetary Authority (“BMA”) is seeking “equivalence” under the Solvency II directive and the European Insurance Occupational Pension Authority (“EIOPA”) has completed an equivalence assessment noting that the BMA meets the criteria set out in EIOPA's methodology for equivalence assessments under Solvency II for Class 4 insurers but with certain caveats. It is the responsibility of the E.C. to grant full equivalence. The Solvency II directive may require us to incur considerable expense in order to comply with its requirements. Solvency II could also increase our compliance costs and impact the way in which we conduct our business and govern our subsidiaries. Furthermore, the adoption of new solvency and capital standards could impact the levels of capital required to operate our Bermuda and European subsidiaries.
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
We market our (re)insurance worldwide primarily through (re)insurance brokers and derive a significant portion of our business from a limited number of brokers. Marsh & McLennan Companies, Inc., including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation and Willis Group Holdings Ltd., provided a total of 56% of our gross premiums written during 2014. Our relationships with these brokers are based on the quality of our underwriting and claim services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other (re)insurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us and these brokers may favor their own (re)insurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
The (re)insurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international (re)insurers and underwriting syndicates, including Lloyd's some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the (re)insurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater costs of customer acquisition and retention. In addition, if industry pricing does not meet our hurdle rate, we may reduce our future underwriting activities. These factors could have a material adverse effect on our growth and profitability.

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

If investments held by AXIS Specialty Europe SE or AXIS Re SE are determined not to be integral to the (re)insurance businesses carried on by those companies, additional Irish tax could be imposed and our business and financial results could be materially adversely affected.

Based on administrative practice, taxable income derived from investments made by AXIS Specialty Europe and AXIS Re SE is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the (re)insurance businesses carried on by those companies. AXIS Specialty Europe SE and AXIS Re SE intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the (re)insurance businesses carried on by AXIS Specialty Europe SE and AXIS Re SE. If, however, investment income earned by AXIS Specialty Europe SE or AXIS Re SE is deemed to be non-trading income, Irish corporation tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected.

Changes in U.S. federal income tax law and other tax laws, in particular resulting from the recommendations of the OECD, could materially adversely affect us.

In the past, legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States, but have certain U.S. connections. It is possible that similar legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us.  In addition, the U.S. federal income tax laws and interpretations are subject to change, possibly on a retroactive basis. New regulations or pronouncements interpreting or clarifying U.S. federal income tax laws relating to insurance companies may be forthcoming. We cannot be certain if, when, or in what form, such regulations or pronouncements may be provided, and whether such guidance will have a retroactive effect.

Internationally, the Organization of Economic Cooperation and Development (“OECD”) has initiated a consultation on Base Erosion and Profit Shifting. There is a risk that the final recommendations of the OECD could be implemented by certain jurisdictions in which we operate and such changes could impact us adversely. We cannot be certain what impact, if any, new tax regimes such as the U.K.'s introduction of a "Diverted Profits Tax" may have on us.

Our international business is subject to applicable laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable economic and financial sanctions, other trade controls and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including the U.K. and the European Community, which apply to our business where we operate. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the United States Department of Treasury’s Office of Foreign Assets Control as well as certain laws administered by the United States Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign government officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or an agent acting on our behalf, could fail to comply with applicable laws and regulations and due to the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other unintended punitive actions. In addition, such violations could damage our business and/or our reputation. All of the foregoing could have a material adverse effect on our financial condition and operating results.
The price of our common shares may be volatile.

There has been significant volatility in the market for equity securities in recent years. During 2014, 2013, and 2012 the price of our common shares fluctuated from a low of $41.82 to a high of $52.21, a low of $34.95 to a high of $49.75 and from a low of $30.35 to a high of $38.80, respectively. On February 19, 2015, our common shares closed at a price of $52.07. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have an adverse impact on the market price of our common stock:

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

We have no outstanding, unresolved comments from the SEC staff at December 31, 2014.

ITEM 2.	PROPERTIES

We maintain office facilities in the United States, Bermuda, Europe, Canada, Australia, Singapore and Latin America. We own the property in which our offices are located in Dublin, Ireland, and we lease office space in the other countries. We renew and enter into new leases in the ordinary course of business as required. Our global headquarters is located at 92 Pitts Bay Road, AXIS House, Pembroke HM 08, Bermuda. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

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

Our common shares are listed on the New York Stock Exchange under the symbol “AXS”. The following table provides the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2014			2013
	High	Low	Dividends Declared	High	Low	Dividends Declared

1st Quarter	$47.41	$41.82	$0.27	$41.98	$34.95	$0.25
2nd Quarter	$47.34	$43.91	$0.27	$46.88	$41.29	$0.25
3rd Quarter	$48.66	$43.00	$0.27	$48.39	$41.87	$0.25
4th Quarter	$52.21	$44.94	$0.29	$49.75	$43.42	$0.27

On February 6, 2015, the number of holders of record of our common shares was 23. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding the number of common shares we repurchased in the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
October 1-31, 2014	1,262	$46.76	—	$300.0	million
November 1-30, 2014	505,632	$49.48	501,457	$275.2	million
December 1-31, 2014	981,895	$50.51	977,069	$225.8	million
Total	1,488,789		1,478,526	$225.8	million

(a)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(b)
On December 5, 2014, our Board of Directors authorized a new share repurchase plan for up to $750 million of our common shares through December 31, 2016. The new share repurchase authorization, effective January 1, 2015, replaced the previous plan which had $225.8 million available until the end of 2014. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

PERFORMANCE GRAPH

Set forth below is a graph comparing the dollar change in the cumulative total shareholder return on our common shares from July 1, 2003, the date that our common shares began trading on the New York Stock Exchange, through December 31, 2014, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property and Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. This graph assumes an investment of $100 on July 1, 2003.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial information for the last five years. This data should also be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented under Item 8 and with ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ under Item 7.

	At and For the year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$4,711,519	$4,697,041	$4,139,643	$4,096,153	$3,750,536
Net premiums earned	3,870,999	3,707,065	3,415,463	3,314,961	2,947,410
Net investment income	342,766	409,312	380,957	362,430	406,892
Net realized investment gains	132,108	75,564	127,469	121,439	195,098
Net losses and loss expenses	2,186,722	2,134,195	2,096,028	2,675,052	1,677,132
Acquisition costs	737,197	664,191	627,653	587,469	488,712
General and administrative expenses	621,876	575,390	560,981	459,151	449,885
Interest expense and financing costs	74,695	61,979	61,863	62,598	55,876
Preferred share dividends	40,088	40,474	38,228	36,875	36,875
Net income available to common shareholders(1)	$770,657	$683,910	$495,004	$9,430	$819,848

Per Common Share Data:
Basic earnings per common share	$7.38	$6.02	$4.05	$0.08	$6.74
Diluted earnings per common share	7.29	5.93	4.00	0.07	6.02
Cash dividends declared per common share	$1.10	$1.02	$0.97	$0.93	$0.86
Basic weighted average common shares outstanding	104,368	113,636	122,148	122,499	121,728
Diluted weighted average common shares outstanding	105,713	115,328	123,654	128,122	136,199

Operating Ratios:(2)
Net loss and loss expense ratio	56.5%	57.6%	61.4%	80.7%	56.9%
Acquisition cost ratio	19.0%	17.9%	18.4%	17.7%	16.6%
General and administrative expense ratio	16.1%	15.5%	16.4%	13.9%	15.2%
Combined ratio	91.6%	91.0%	96.2%	112.3%	88.7%

Selected Balance Sheet Data:
Investments	$13,769,979	$13,780,336	$13,546,894	$12,466,889	$11,524,166
Cash and cash equivalents	1,209,695	987,876	850,550	1,082,838	1,045,355
Reinsurance recoverable on unpaid and paid losses	1,926,145	1,929,988	1,863,819	1,770,329	1,577,547
Total assets	19,955,736	19,634,784	18,852,344	17,806,059	16,445,731
Reserve for losses and loss expenses	9,596,797	9,582,140	9,058,731	8,425,045	7,032,375
Unearned premiums	2,735,376	2,683,849	2,454,692	2,454,462	2,333,676
Senior notes	990,790	995,855	995,245	994,664	994,110
Total shareholders’ equity attributable to AXIS Capital	$5,821,121	$5,817,962	$5,779,761	$5,444,079	$5,624,970
Book value per common share(3)	$52.23	$47.40	$44.75	$39.37	$45.60
Diluted book value per common share(3)	$50.63	$45.80	$42.97	$38.08	$39.37
Common shares outstanding	99,426	109,485	117,920	125,588	112,393
Common shares outstanding - diluted	102,577	113,325	122,793	129,818	130,189

(1)	The 2014 net income available to common shareholders includes an amount attributable from noncontrolling interests of $6,181.

(2)	Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.

(3)
Book value per common share and diluted book value per common share are based on total common shareholders’ equity divided by common shares and diluted common share equivalents outstanding, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2014, 2013 and 2012 and our financial condition at December 31, 2014 and 2013. This should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

2014 FINANCIAL HIGHLIGHTS

2014 Consolidated Results of Operations

•	Net income available to common shareholders of $771 million, or $7.38 per common share and $7.29 per diluted common share

•	Operating income of $563 million, or $5.32 per diluted common share(1)

•	Gross premiums written of $4.7 billion

•	Net premiums written of $3.9 billion

•	Net premiums earned of $3.9 billion

•	Net favorable prior year reserve development of $259 million

•	Estimated aggregate natural catastrophe and weather-related pre-tax net losses of $93 million

•	Underwriting income of $462 million and combined ratio of 91.6%

•	Net investment income of $343 million

•	Net realized investment gains of $132 million
2014 Consolidated Financial Condition

•	Total cash and investments of $15.0 billion; fixed maturities, cash and short-term securities comprise 90% of total cash and investments and have an average credit rating of AA-

•	Total assets of $20.0 billion

•	Reserve for losses and loss expenses of $9.6 billion and reinsurance recoverable of $1.9 billion

•	Total debt of $991 million and a debt to total capital ratio of 14.5%

•	Repurchased 11.8 million common shares for total cost of $543 million

•	Common shareholders’ equity of $5.2 billion; diluted book value per common share of $50.63

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
Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this mission in 2014 included:

•	continued expansion of our agriculture reinsurance business;

•
the addition of a number of underwriting and support staff, including underwriting specialists in areas such as healthcare liability insurance, as we continue to build-out the Company's global platform, explore opportunities in new and existing lines of business and grow our business internationally;

•
the development of our third-party capital capabilities through AXIS Ventures Reinsurance Limited which was launched to manage capital for investors interested in deploying funds directly into the property-catastrophe and related short-tail business;

•	continued growth of our accident and health line, which launched in 2010 and is focused on specialty accident and health products;

•
the growth of our Weather and Commodity Markets business unit which offers parametric risk management solutions to clients whose profit margins are exposed to adverse weather and commodity price risks;

•	the commencement of operations of our new syndicate at Lloyd's which provides us with access to Lloyd's worldwide licenses and an extensive distribution network; and

•	the continued focus on lines of business with attractive rates.

In addition, during March 2014 we issued $250 million aggregate principal amount of 2.65% senior unsecured notes which will mature on April 1, 2019 and $250 million aggregate principal amount of 5.15% senior unsecured notes which will mature on April 1, 2045. The net proceeds from these two offerings were used towards the repayment of $500 million of AXIS Capital’s 5.75% senior unsecured notes which matured on December 1, 2014 (refer 'Liquidity and Capital Resources - Senior Notes' for more detail).

On January 25, 2015, the Company announced the signing of a definitive amalgamation agreement with PartnerRe Ltd. PartnerRe Ltd., through its principal operating subsidiaries, provides reinsurance and certain specialty insurance lines on a worldwide basis. The transaction is expected to close in the second half of 2015, subject to approval by the shareholders of both companies, regulatory clearance and customary closing conditions.

Results of Operations

Year ended December 31,	2014	% Change	2013	% Change	2012

Underwriting income:
Insurance	$78,635	(7%)	$84,749	29%	$65,477
Reinsurance	382,894	12%	343,220	74%	197,660
Net investment income	342,766	(16%)	409,312	7%	380,957
Net realized investment gains	132,108	75%	75,564	(41%)	127,469
Other expenses, net	(131,839)	(29%)	(185,380)	(17%)	(224,322)
Net income	804,564	11%	727,465	33%	547,241
Amounts attributable from noncontrolling interests	6,181	nm	—	nm	—
Preferred share dividends	(40,088)	(1%)	(40,474)	6%	(38,228)
Loss on repurchase of preferred shares	—	nm	(3,081)	(78%)	(14,009)
Net income available to common shareholders	$770,657	13%	$683,910	38%	$495,004

Operating income	$562,875	(11)%	$633,072	50%	$421,523

nm – not meaningful
Underwriting Results
2014 versus 2013: The $34 million improvement in our underwriting result during 2014 was primarily due to a decrease in the level of natural catastrophe and weather-related losses. In 2014 we recognized pre-tax net losses of $93 million for various worldwide natural catastrophe and weather-related events. Comparatively, in 2013, we recognized pre-tax net aggregate losses (net of related reinstatement premiums) of $198 million related to worldwide natural catastrophe and weather-related events. The increase in net favorable prior year reserve development of $40 million also contributed to the improvement. These improvements were partially offset by increases in the current accident year loss ratios, exclusive of the natural catastrophe and weather-related losses, for both segments.
Our insurance segment's underwriting income decreased by $6 million in 2014. The decrease was primarily due to an increase in the current accident year loss ratio, after adjusting for natural catastrophe and weather-related losses, due to an increase in the loss ratio in the property lines, which were impacted by a higher level of loss activity in recent periods, and a change in the mix of business written, partially offset by better than expected loss experience in the marine and liability lines. The decrease in underwriting income was also impacted by an increase in acquisition costs and was partially offset by a $27 million decrease in natural catastrophe and weather related-losses, lower general and administrative expenses and a $13 million increase in net favorable prior year reserve development.
Our reinsurance segment's underwriting result improved by $40 million in 2014. The increase was primarily attributable to the significantly lower level of natural catastrophe and weather-related losses and a $26 million increase in net favorable prior year development. Partially offsetting these increases were an increase in the current accident year loss ratio, after adjusting for natural catastrophe and weather-related losses, and an increase in acquisition costs. The current accident year loss ratio, after adjusting for natural catastrophe and weather-related losses, increased due to a change in the mix of business and an increase in agriculture loss reserves, partially offset by improved loss experience across most other lines of business.
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
Our insurance segment's underwriting income increased by $19 million in 2013 primarily due to a decrease in natural catastrophe and weather-related losses. Growth in net premiums earned, driven by the expansion of our business over the past year, also benefited the segment's results. The increases were partially offset by a $72 million decrease in net favorable prior year reserve development and an increase in the current accident year loss ratio, exclusive of natural catastrophe and weather-related losses.
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
Net Investment Income
The variability in our net investment income from 2012 through 2014 was largely attributable to the performance of our other investments. Income from this portfolio decreased by $71 million in 2014 compared to 2013, driven by lower returns from our hedge funds and reflected lower returns from global equity markets during 2014. Comparatively, income from this portfolio increased by $41 million in 2013 compared to 2012, driven by the strong performance of global equity markets during 2013.
Excluding income from our other investments, net investment income increased by $5 million in 2014, and was attributable to the increase in average fixed maturities balances during 2014. The decrease of $13 million in 2013 was largely attributable to the fixed maturity portfolio, where lower reinvestment yields drove reductions in income.
Net Realized Investment Gains
During each period presented, we realized net investment gains. During 2014 and 2013, sales of equities were the largest contributor to the net realized gains while sales of fixed maturities were the primary driver in 2012. Other-than-temporary impairment ("OTTI") charges were $31 million, $9 million and $24 million in 2014, 2013 and 2012, respectively. The increase in OTTI during 2014 was primarily attributable to non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar, and related to securities that are due to mature in the near future.
Other Expenses, Net
Depreciation of the euro and Sterling against the U.S. dollar resulted in foreign exchange gains of $104 million in 2014 and primarily reflected the remeasurement of our foreign-denominated net insurance-related liabilities. Conversely appreciation of the same currencies drove foreign exchange losses of $26 million and $30 million in 2013 and 2012. The 2013 loss was partially offset by the depreciation of the Australian dollar.
Excluding these foreign exchange-related amounts, other expenses were $236 million, $159 million and $195 million in 2014, 2013 and 2012 respectively. Corporate expenses increased from $90 million in 2013 to $135 million in 2014. The $45 million increase was driven by increased personnel expenses as we expand our business globally, a reduction in certain allocated costs to segments, and information technology and professional costs related to operational excellence initiatives. These initiatives are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods. The decrease of $39 million in 2013 compared to 2012 is primarily attributable to senior leadership transition costs of $34 million incurred during 2012.
Tax expense increased to $26 million in 2014 compared to $7 million in 2013, due to an increase in the valuation allowance and a decrease in tax exempt income. Interest expense and financing costs were $75 million in 2014 compared to $62 million in 2013 and 2012, with the increase driven by the new senior notes issued during the first quarter of 2014.

Amounts Attributable from Noncontrolling Interest

Amounts attributable from noncontrolling interests for 2014 related to amounts attributable from the third party investors in Ventures Re. Refer to Item 8, Note 14 to our Consolidated Financial Statements for additional information.

Preferred Share Dividends and Loss on Repurchase of Preferred Shares

Preferred share dividends were comparable in 2014 and 2013. The increase in preferred share dividends in 2013 compared to 2012 was driven by an increase in preferred equity capital.

During the first half of 2013 we issued $225 million of 5.50% Series D preferred shares. The Series D preferred share proceeds were partially used to redeem the $100 million of 7.25% Series A preferred shares outstanding. The redemption of the Series A preferred shares resulted in a recognition of a loss of $3 million.

During 2012, in conjunction with the issuance of our 6.875% Series C preferred shares in the first quarter of 2012, we redeemed $150 million of our 7.25% Series A preferred shares and repurchased $247 million of our 7.50% Series B preferred shares via tender offer. The Series B tender offer along with the Series A redemption resulted in the recognition of a $14 million loss.

See Item 8, note 13 to the Consolidated Financial Statements for further details.
Outlook

Management expects an overall increase in gross premiums written in 2015, with a continued focus on diversification and pursuit of opportunities to expand our reach in areas where we believe returns are most attractive.
Insurance markets, which experienced positive price movements in recent periods, have seen a general leveling off of pricing. Despite the slowdown in rate improvements, there remain good fundamentals and opportunities for profitable growth in many of the insurance lines of business. While rate increases have moderated, casualty line pricing remains strong, particularly in the United States excess casualty markets. The diversity in our insurance portfolio by line and geography is serving us well in the current environment, as we have been able to place emphasis on those lines of business that have shown better performance.
In the reinsurance markets, the trading environment remains very competitive, with pressures broadly impacting all lines of business. We continue to observe great demand for multi-year commitments with non-concurrency of terms more prevalent in the marketplace. Overall, the market is experiencing margin compression in the face of rate deterioration and increased pressures on ceding commissions. While the outlook is for continuing competitive global market conditions, we have observed a customer preference towards counterparties that have the breadth and depth to provide meaningful, multi-faceted relationships, backed by financial strength and full-scale services coupled with innovation and technical strength, which positions larger players in a better position to mitigate the adverse effects of the current trading conditions.
Financial Measures
We believe that the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Year ended and at December 31,	2014	2013	2012

ROACE(1)	14.8%	13.1%	9.7%
Operating ROACE(2)	10.8%	12.1%	8.2%
Diluted book value per common share(3)	$50.63	$45.80	$42.97
Cash dividends declared per common share	1.10	1.02	0.97
Increase in diluted book value per common share adjusted for dividends	$5.93	$3.85	$5.86

(1)
Return on average common equity (“ROACE”) is calculated by dividing net income available to common shareholders for the year by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the year.

(2)
Operating ROACE is calculated by dividing operating income for the year by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the year. Operating ROACE is a non-GAAP financial measure, as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for additional information and a reconciliation to the nearest GAAP financial measure (ROACE).

(3)
Diluted book value ("DBV") per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method. Cash settled awards are excluded from the denominator.

Return on equity
Our objective is to generate superior returns on capital that appropriately rewards our common shareholders for the risks we assume and to grow revenue only when we expect the returns will meet or exceed our requirements. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any one year may make it difficult to achieve a profitability target in any specific period and, therefore, established a ROACE target of 15% over the full underwriting cycle. Our average annual ROACE since inception is approximately 14%, tracking closely to our long-term goal.
The decrease in operating ROACE in 2014 compared to 2013 was driven by a decrease in net investment income and an increase in corporate expenses partially offset by an increase in underwriting income. The increase in operating ROACE in 2013 compared to 2012 was primarily driven by the improvement in our underwriting result, also aided by growth in net investment income and a decrease in corporate expenses.
In addition to the items noted above for operating ROACE, ROACE is also impacted by net realized investment gains, foreign exchange losses (gains) and the loss on repurchase of preferred shares. Net realized investment gains contributed favorably to our results in 2014, 2013 and 2012; thus ROACE exceeded operating ROACE in all three years. Foreign exchange movements also contributed favorably to our results in 2014 while 2013 and 2012 recorded foreign exchange losses, resulting in a larger increase in ROACE in 2014 compared to the two prior years.

Diluted book value per common share
We consider diluted book value per common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
During 2014 and 2013, our diluted book value per common share appreciated by 11% and 7%, respectively, driven primarily by $771 million and $684 million in net income available to common shareholders, respectively. This was partially offset by the decrease in unrealized gains on investments which are included in accumulated other comprehensive income. The decrease in 2014 reflected the impact of the strengthening of the U.S. dollar, along with the widening of credit spreads and the realization of equity gains during the year, while in 2013 we recorded a decrease in accumulated other comprehensive income primarily due to the impact of the rise in sovereign yield curves during the year on our investment portfolio.
Cash dividends per common share
We believe in returning excess capital to our shareholders by way of dividends (as well as share repurchases) and, accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulatively strong earnings have permitted our Board of Directors to approve eleven successive annual increases in quarterly common share dividends.
Diluted book value per common share adjusted for dividends
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. As companies in the insurance industry have differing dividend payout policies, we believe that investors use the DBV per common share adjusted for dividends metric to measure comparable performance across the industry.
During 2014, the DBV per common share adjusted for dividends grew by $5.93 or 13% driven primarily by our diluted net income per share of $7.29 which was partially offset by unrealized losses on investments included in other comprehensive income. Despite recording a more significant impact of catastrophe and weather-related events, 2013 and 2012 also reflected positive value creation for our shareholders. In 2013 our net income, in addition to the dividends declared, more than offset the impact of the upward shift in the sovereign yield curves. In 2012 our net income, combined with valuation improvements on our available-for-sale securities and common share repurchases executed at a discount to book value led the increases in diluted book value per common share adjusted for dividends.

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

Year ended December 31,	2014	% Change	2013	% Change	2012

Revenues:
Gross premiums written	$4,711,519	—%	$4,697,041	13%	$4,139,643
Net premiums written	3,906,975	(1%)	3,928,200	18%	3,337,456
Net premiums earned	3,870,999	4%	3,707,065	9%	3,415,463
Other insurance related income	650	(85)%	4,424	65%	2,676

Expenses:
Current year net losses and loss expenses	(2,445,666)		(2,353,631)		(2,340,868)
Prior year reserve development	258,944		219,436		244,840
Acquisition costs	(737,197)		(664,191)		(627,653)
Underwriting-related general and administrative expenses(1)	(486,201)		(485,134)		(431,321)
Underwriting income(2)(3)	$461,529	8%	$427,969	63%	$263,137

General and administrative expenses(1)	$621,876		$575,390		$560,981
Income before income taxes(2)	$830,472		$734,467		$550,528

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included $135,675, $90,256 and $129,660 of corporate expenses for 2014, 2013 and 2012, respectively; refer to 'Other Expenses, Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

(2)
Group (or consolidated) underwriting income is a non-GAAP financial measure as defined in SEC Regulation G. See Item 8, Note 3 to the Consolidated Financial Statements, for a reconciliation of consolidated underwriting income to the nearest GAAP financial measures (income before income taxes) for the years indicated above. Also, refer to 'Non-GAAP Financial Measures' for additional information related to the presentation of consolidated underwriting income.

(3)
AXIS Capital cedes certain of its reinsurance business to AXIS Ventures Reinsurance Limited ("Ventures Re"), the Company's third-party capital vehicle, on a fully collateralized basis. The collateral has been provided by third party investors. Ventures Re is a variable interest entity and AXIS Capital has been determined to be its primary beneficiary. Following this determination Ventures Re is consolidated in the Consolidated Financial Statements of AXIS Capital and the net impact of the cessions has been included in amounts attributable to (from) noncontrolling interests. For 2014, amounts attributable from noncontrolling interests were $6,181. For 2013 and 2012 amounts attributable from noncontrolling interests were $nil. Refer to Item 8, Note 14 to the Consolidated Financial Statements for more information.

UNDERWRITING REVENUES
Premiums Written:
Gross and net premiums written, by segment, were as follows:

Gross Premiums Written
Year ended December 31,	2014	% Change	2013	% Change	2012

Insurance	$2,535,415	(1%)	$2,559,138	11%	$2,309,481
Reinsurance	2,176,104	2%	2,137,903	17%	1,830,162
Total	$4,711,519	—%	$4,697,041	13%	$4,139,643

% ceded
Insurance	30%	1	pt	29%	(5)	pts	34%
Reinsurance	2%	1	pt	1%	—	pts	1%
Total	17%	1	pt	16%	(3)	pts	19%

Net Premiums Written
2014	% Change	2013	% Change	2012

Insurance	$1,779,501	(2%)	$1,813,538	19%	$1,522,245
Reinsurance	2,127,474	1%	2,114,662	16%	1,815,211
Total	$3,906,975	(1%)	$3,928,200	18%	$3,337,456

2014 versus 2013: Gross premiums written in 2014 were comparable to 2013, with growth in our reinsurance segment offset by a decrease in our insurance segment.
The increase in our reinsurance segment of $38 million or 2%, was significantly impacted by the number of treaties written on a multi-year basis in the liability, property, catastrophe and motor lines, and included an increase in the written premium that related to future underwriting years of $118 million. After adjusting for the impact of the multi-year contracts, gross written premiums declined $80 million primarily driven by professional, property and catastrophe lines, partially offset by increases in liability, motor and agriculture lines. The decrease in professional lines was primarily driven by timing differences, non-renewals and decreased treaty participations. The decreases in property and catastrophe were primarily driven by variances in premium adjustments, reduced participations and non-renewals. The increase in liability primarily reflected increased treaty participations and new business. The motor lines increase was primarily driven by increased treaty participations, while the agriculture increase reflected our growth initiatives in this line of business.
The decrease in our insurance segment of $24 million or 1%, was driven by professional and property lines partially offset by increases in liability and aviation lines. The professional lines decrease was driven by the reshaping of our U.S. D&O portfolio. The property decrease was reflective of competitive market conditions. The growth in liability was attributable to growth in the U.S. casualty markets with both new business and rate increases noted. The increase in aviation was driven by timing of renewals and new business.
The ceded gross written premium ratio increased by 1% and was driven by increases in both segments. The increase in the ceded gross written premium ratio in the insurance segment related to changes in the business mix partially offset by changes in the structure of our reinsurance program. The ceded gross written premium ratio also increased in the reinsurance segment reflecting additional retrocessional covers primarily in the catastrophe lines.
In 2013, the Company obtained catastrophe protection for both our segments through a reinsurance agreement with Northshore Re Limited ("Northshore"). In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $200 million of coverage provided under the reinsurance agreement covering a three year period. The Company performed an evaluation of Northshore to determine if it meets the definition of a variable interest entity ("VIE"). The Company concluded that Northshore is a VIE, however, the Company does not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, Northshore is not consolidated in the Company's consolidated financial statements. The premium ceded to Northshore during 2014 was $16 million (2013: $14 million).

2013 versus 2012: Gross premiums written growth of 13% was driven by increases in both segments. Increase of 11% in the insurance segment was driven by the accident and health, liability and professional lines. The accident and health line continued to reflect new business expansion. Liability growth was driven by select new business opportunities and, to a lesser extent, rate increases in the U.S wholesale excess casualty market. Growth in the professional lines was largely due to new business as we continue our global expansion.
Reinsurance segment gross premiums written grew by 17% reflecting growth across most lines of business with increases most pronounced in agriculture, professional and property lines. The increase in the agriculture line reflected the continuing initiative to grow this line of business and related primarily to growth on the proportional U.S. business with a contribution from global excess of loss business. The professional lines increase primarily reflected new business opportunities. The property line increased primarily due to new business and the expansion of worldwide client relationships.
The five point decrease in the ceded premium ratio for our insurance segment was driven by changes in our reinsurance purchasing and business mix changes.

Net Premiums Earned:

Net premiums earned by segment were as follows:

							% Change
Year ended December 31,	2014		2013		2012		13 to 14	12 to 13

Insurance	$1,830,544	47%	$1,722,762	46%	$1,558,058	46%	6%	11%
Reinsurance	2,040,455	53%	1,984,303	54%	1,857,405	54%	3%	7%
Total	$3,870,999	100%	$3,707,065	100%	$3,415,463	100%	4%	9%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

2014 versus 2013: Growth in net premiums earned of 4% reflected increases in both segments. In our insurance segment the increase reflected the expansion in the accident and health lines, growth in our liability lines in recent periods as well as the positive impact of the reductions in the professional and liability ceded reinsurance programs implemented during 2013. These increases were partially offset by decreases in our property business. The reinsurance segment increase primarily reflected growth in our liability and motor lines, continued expansion of our agriculture business and an increase in professional lines. This growth was partially offset by a decrease in premiums written in our catastrophe, property and credit and surety lines and an increase in retrocessional covers for our catastrophe lines.
2013 versus 2012: Growth in net premiums earned of 9% reflected increases in both segments. Growth in the insurance segment was primarily driven by the growth in gross premiums written in our accident and health line. Net premiums earned for property, liability and professional lines also increased driven by growth in gross written premiums and reductions in premiums ceded. The increase in the gross premiums written in the agriculture line during 2013 was the primary driver of the increase in net premiums earned for our reinsurance segment.
UNDERWRITING EXPENSES
The following table provides a breakdown of our combined ratio:

Year ended December 31,	2014	% Point Change	2013	% Point Change	2012

Current accident year loss ratio	63.2%	(0.3)	63.5%	(5.0)	68.5%
Prior year reserve development	(6.7%)	(0.8)	(5.9%)	1.2	(7.1%)
Acquisition cost ratio	19.0%	1.1	17.9%	(0.5)	18.4%
General and administrative expense ratio(1)	16.1%	0.6	15.5%	(0.9)	16.4%
Combined ratio	91.6%	0.6	91.0%	(5.2)	96.2%

(1)
The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 3.5%, 2.4% and 3.8% for 2014, 2013 and 2012, respectively. These costs are further discussed in the ‘Other Expenses, Net’ section.

Current Accident Year Loss Ratio:
2014 versus 2013: A decrease in the level of natural catastrophe and weather-related losses in 2014 was the primary driver of the reduction in our current accident year loss ratio. 2014 includes $93 million or 2.4 points of aggregate pre-tax net losses related to various worldwide natural catastrophe and weather-related events. These natural catastrophe and weather-related losses impacted both our segments, with the insurance segment reporting $66 million of pre-tax net losses and reinsurance segment incurring pre-tax net losses of $27 million. Comparatively, 2013 included $198 million (net of reinstatement premiums) or 5.4 points of aggregate pre-tax net losses related to worldwide natural catastrophe and weather-related events. These natural catastrophe and weather-related losses impacted both our segments, with the insurance segment reporting $93 million of pre-tax net losses (including reinstatement premiums) and reinsurance segment incurring pre-tax net losses of $105 million (net of reinstatement premiums).

After adjusting for the impact of the natural catastrophe and weather-related losses noted above, the current accident year loss ratio increased in 2014 driven primarily by changes in the mix of business written, an increase in agricultural loss reserves following a significant drop in agriculture commodity prices and an increase in insurance property loss ratios reflecting a higher level of loss activity in recent periods. These increases were partially offset by improved loss experience in the marine, liability, motor, credit and surety and reinsurance professional lines.
2013 versus 2012: A lower level of natural catastrophe and weather-related losses in 2013 was the primary driver of the 5.0 point reduction in our current accident year loss ratio. 2013 included $198 million (net of reinstatement premiums) or 5.4 points of aggregate pre-tax net losses related to worldwide natural catastrophe and weather-related events. These natural catastrophe and weather-related losses impacted both our segments, with the insurance segment reporting $93 million of pre-tax net losses (including reinstatement premiums) and reinsurance segment incurring pre-tax net losses of $105 million (net of reinstatement premiums). Comparatively, 2012 included $436 million (net of reinstatements) or 12.7 points of natural catastrophe and weather-related losses primarily related to Storm Sandy.

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
The frequency and severity of natural catastrophe and weather-related activity was high in recent years and our December 31, 2014 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami and the three New Zealand earthquakes, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

Prior Year Reserve Development:
Our favorable prior year reserve development was the net result of several underlying developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of net prior year reserve development by segment:

Year ended December 31,	2014	2013	2012

Insurance	$63,735	$50,355	$122,209
Reinsurance	195,209	169,081	122,631
Total	$258,944	$219,436	$244,840

Overview
Overall, the majority of the net favorable prior year reserve development in 2014 related to short-tail lines of business. Net favorable prior year reserve development for reinsurance of professional, liability and motor lines also contributed significantly and was partially offset by adverse development in insurance liability lines. Favorable reserve development in reinsurance liability and professional lines contributed in 2013 and was partially offset by adverse development in the insurance professional and insurance liability lines. Favorable development in professional lines contributed notably in 2012.
The underlying exposures in our property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $207 million, $162 million and $186 million of the total net favorable prior year reserve development in 2014, 2013 and 2012, respectively, and primarily reflected the recognition of better than expected loss emergence. The reserve releases for 2014 included $40 million of favorable development across both segments relating to natural catastrophe and weather-related losses incurred during 2013.
Our professional lines business recognized $32 million and $54 million of favorable prior year development in 2014 and 2012, respectively, while 2013 recognized $29 million of net adverse development. The 2014 and 2012 favorable prior year reserve developments were driven by increased weight being given to experience-based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development. The increase in the reserves in 2013 was due to a $51 million adverse development in the insurance segment, reflecting worse than expected loss experience for the 2011-2012 accident years, following worse than expected loss experience on certain parts of our U.S. D&O business, and the 2008-2009 accident years, due to developments on certain global financial crisis-related claims. During 2013, the transition to the experience-based actuarial methods had a favorable impact on 2010 and prior years, which partially offset the adverse development discussed above.
In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. During 2014 and 2013, we recognized $21 million and $85 million, respectively, of net favorable prior year development, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2004 through 2008 accident years. This favorable development was offset in 2014 and partially offset in 2013 by adverse development in our liability insurance business of $23 million and $24 million, respectively, relating primarily to an increase in loss estimates for certain specific claim reserves.
Our motor lines recorded favorable prior year development of $19 million during 2014, relating to better than expected loss emergence on certain European exposures.
See ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ section for further details. We caution that conditions and trends that impacted the development of our reserve for losses and loss expenses in the past may not recur in the future.
The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

Year ended December 31,	2014	2013	2012

Property and Other	$68,330	$47,780	$63,919
Marine	6,257	48,482	37,322
Aviation	9,076	15,349	5,017
Credit and Political Risk	3,740	13,136	(143)
Professional Lines	(807)	(50,882)	19,458
Liability	(22,861)	(23,510)	(3,364)
Total	$63,735	$50,355	$122,209

In 2014, we recognized $64 million of net favorable prior year reserve development, the principal components of which were:

•	$68 million of net favorable prior year reserve development on our property and other business, related to the 2013 and prior accident years and driven by better than expected loss emergence.

•	$9 million of net favorable prior year reserve development on aviation business, spanning a number of accident years and largely related to better than expected loss emergence.

•	$23 million of net adverse prior year reserve development on liability business, related to specific claims impacting primarily 2008, 2009 and 2011 through 2013 accident years.

In 2013, we recognized $50 million of net favorable prior year reserve development, the principal components of which were:

•	$48 million of net favorable prior year reserve development on our property and other business, largely related to the 2010 and 2011 accident years and driven by better than expected loss emergence.

•	$48 million of net favorable prior year reserve development on marine business, spanning a number of accident years and largely related to better than expected loss emergence.

•	$15 million of net favorable prior year reserve development on aviation business, spanning a number of accident years and largely related to better than expected loss emergence.

•	$13 million of net favorable prior year reserve development on our credit and political risk business, largely related to the 2012 accident year and driven by better than expected loss emergence.

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

In 2012, we recognized $122 million of net favorable prior year reserve development, the principal components of which were:

•
$64 million of net favorable prior year reserve development on our property and other business, the majority of which related to the 2009 through 2011 accident years and the 2008 accident year. While development was primarily driven by better than expected loss emergence, a portion of the 2008 accident year amount was due to the final settlement of two specific case reserves.

•
$37 million of net favorable prior year reserve development on marine business, spanning a number of accident years and largely related to better than expected loss emergence. The majority of this development related to offshore energy business.

•	$19 million of net favorable prior year reserve development on professional lines business, primarily related to the 2006 through 2008 accident years for the reasons discussed in the overview.

Reinsurance Segment:

Year ended December 31,	2014	2013	2012

Property and Other	$122,859	$50,017	$79,802
Credit and Surety	(713)	6,328	12,254
Professional Lines	32,765	21,845	34,291
Motor	19,007	6,260	(4,328)
Liability	21,291	84,631	612
Total	$195,209	$169,081	$122,631

In 2014, we recognized $195 million of net favorable prior year reserve development, the principal components of which were:

•
$123 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence. Included in this net development was $31 million of favorable reserve development relating to natural catastrophe and weather-related losses incurred during 2013. In addition, the net development included $26 million of adverse development on New Zealand 2010 and 2011 earthquake events and $10 million of adverse development on agriculture reserves relating to loss experience on events occurring late in the 2013 accident year.

•
$33 million of net favorable prior year reserve development on professional lines business, primarily related to the 2004 through 2007 accident years, for the reasons discussed in the overview and partially offset by reserve strengthening on the 2011 to 2013 years.

•	$19 million of net favorable prior year reserve development on motor business, driven by better than expected loss emergence on certain European exposures.

•
$21 million of net favorable prior year reserve development on liability business related to accident years 2008 and prior, for the reasons discussed in the overview. This favorable development was partially offset by strengthening of the reserves related to the 2009 through 2013 accident years.

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
Acquisition Cost Ratio: The acquisition cost ratio increased from 17.9% in 2013 to 19.0% during 2014, driven by increases in both segments. The increase in the insurance segment primarily reflected a reduction in ceding commissions following changes to our reinsurance program and a change in the mix of business. In the reinsurance segment, the increase was driven by higher acquisition costs paid on certain lines of business and variances in accruals for loss-sensitive features in underlying contracts.
The decrease in the ratio in 2013 compared to 2012 was driven by decreases in both segments. The insurance segment decrease was driven by a reduction in business written through MGAs and higher ceding commissions earned partially offset by a change in business mix. The reinsurance segment decrease was driven by variances in accruals for loss-sensitive features in underlying contracts, partially offset by higher acquisition costs paid on certain lines of business.
General and Administrative Expense Ratio: The general and administrative expenses increased from 15.5% in 2013 to 16.1% in 2014, primarily driven by personnel costs, professional fees, information technology costs and other related expenses associated with the continued build-out of the Company's global platforms and certain operational excellence initiatives. These initiatives are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods. The impact on the general and administrative expense ratio was partially offset by growth in net earned premiums.
The general and administrative expenses increase during 2013 was primarily due to an increase in headcount and the costs related to various growth initiatives across the Company, while 2012 was primarily impacted by senior leadership transition costs. The impact of the increase in general and administrative expenses during 2013 was more than offset by the growth in net premiums earned reducing the overall general and administrative expense ratio.

RESULTS BY SEGMENT

INSURANCE SEGMENT
Results from our insurance segment were as follows:

Year ended December 31,	2014	% Change	2013	% Change	2012

Revenues:
Gross premiums written	$2,535,415	(1%)	$2,559,138	11%	$2,309,481
Net premiums written	1,779,501	(2%)	1,813,538	19%	1,522,245
Net premiums earned	1,830,544	6%	1,722,762	11%	1,558,058
Other insurance related income (loss)	(11)	nm	2,436	(9)%	2,676

Expenses:
Current year net losses and loss expenses	(1,195,615)		(1,100,757)		(1,075,773)
Prior year reserve development	63,735		50,355		122,209
Acquisition costs	(278,804)		(242,363)		(226,859)
General and administrative expenses	(341,214)		(347,684)		(314,834)
Underwriting income	$78,635	(7%)	$84,749	29%	$65,477

		% Point Change		% Point Change
Ratios:
Current year loss ratio	65.3%	1.4	63.9%	(5.1)	69.0%
Prior year reserve development	(3.5%)	(0.6)	(2.9%)	4.9	(7.8%)
Acquisition cost ratio	15.2%	1.1	14.1%	(0.5)	14.6%
General and administrative expense ratio	18.7%	(1.4)	20.1%	(0.1)	20.2%
Combined ratio	95.7%	0.5	95.2%	(0.8)	96.0%

nm – not meaningful

Gross Premiums Written:
The following table provides gross premiums written by line of business:

							% Change
Year ended December 31,	2014		2013		2012		13 to 14	12 to 13

Property	$644,516	26%	$671,970	27%	$651,188	27%	(4%)	3%
Marine	238,320	9%	229,493	9%	252,434	11%	4%	(9%)
Terrorism	37,705	1%	38,373	1%	37,186	2%	(2%)	3%
Aviation	57,622	2%	43,326	2%	65,143	3%	33%	(33%)
Credit and Political Risk	45,368	2%	60,203	2%	39,405	2%	(25%)	53%
Professional Lines	862,784	34%	900,071	35%	836,634	36%	(4%)	8%
Liability	368,450	15%	347,227	14%	266,696	12%	6%	30%
Accident and Health	280,650	11%	268,475	10%	160,795	7%	5%	67%
Total	$2,535,415	100%	$2,559,138	100%	$2,309,481	100%	(1%)	11%

2014 versus 2013: The decline in gross premiums written of 1% was primarily driven by our professional, property and credit and political risk lines of business, which were partially offset by increases in our liability, aviation and accident and health lines. The reduction in professional lines was driven by the reshaping of our D&O business written in the United States. Decreases in the property lines were driven by continuing competitive market conditions. The decrease in credit and political risk was driven by reduced deal flow compared to prior year. The growth in liability can be attributed to new business and rate increases in the U.S. casualty markets. The increases in the aviation lines were a result of timing differences and new business opportunities. The increase in accident and health lines reflected higher renewal insurance premiums and new business opportunities.
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
Premiums Ceded:
2014 versus 2013: Premiums ceded in 2014 were $756 million, or 30%, of gross premiums written, compared to $746 million, or 29%, in 2013. The increase in premiums ceded and the related ceded ratio primarily related to changes in the business mix, driven by growth in our liability lines which are subject to significant reinsurance cessions, partially offset by changes in the structure of our reinsurance program. Changes in our reinsurance program comprised decreases implemented during 2013, which included excess of loss treaty reductions driven by both retention and rate, and proportional changes related to reductions in the cession rates on our professional lines and liability reinsurance programs. These decreases were partially offset by additional reinsurance purchased during 2014, primarily in our professional lines.
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

Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2014		2013		2012		13 to 14	12 to 13

Property	$444,197	25%	$462,364	28%	$408,943	26%	(4%)	13%
Marine	178,229	10%	179,057	10%	171,165	11%	—%	5%
Terrorism	35,876	2%	39,298	2%	38,605	2%	(9%)	2%
Aviation	41,192	2%	48,489	3%	60,363	4%	(15%)	(20%)
Credit and Political Risk	63,095	3%	68,192	4%	87,103	6%	(7%)	(22%)
Professional lines	629,365	34%	586,200	34%	563,500	36%	7%	4%
Liability	146,819	8%	110,623	6%	86,873	6%	33%	27%
Accident and Health	291,771	16%	228,539	13%	141,506	9%	28%	62%
Total	$1,830,544	100%	$1,722,762	100%	$1,558,058	100%	6%	11%

2014 versus 2013: The increase in net premiums earned was primarily driven by the expansion in the accident and health lines, which contributed 59% of the overall net premium earned increase and reflected our continuing efforts to expand this line of business. Growth in gross written premium in our liability lines as well as the positive impact of the reductions in the professional and liability ceded reinsurance programs also contributed to the increase. These increases were partially offset by decreases in our property business.
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
Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2014	% Point Change	2013	% Point Change	2012

Current accident year	65.3%	1.4	63.9%	(5.1)	69.0%
Prior year reserve development	(3.5%)	(0.6)	(2.9%)	4.9	(7.8%)
Loss ratio	61.8%	0.8	61.0%	(0.2)	61.2%

Current Accident Year Loss Ratio
2014 versus 2013: Natural catastrophe and weather-related losses impacted the current accident year loss ratios for both years.
In 2014, we recorded $66 million of aggregate pre-tax net losses related to natural catastrophe and weather-related events primarily related to Hurricane Odile and weather events in the United States. During 2013, we incurred $93 million of aggregate pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) related to worldwide natural catastrophe and weather-related events.
After adjusting for these natural catastrophe and weather-related losses, our 2014 current accident year loss ratio increased relative to 2013 primarily due to:

•	an increase in the property loss ratio reflecting a higher level of attritional loss activity in recent periods; and

•	a change in the mix of business with a shift towards less volatile lines that carry a higher loss ratio; partially offset by

•	better than expected loss experience in the marine and liability lines.
2013 versus 2012: Natural catastrophe and weather-related losses impacted the current accident year loss ratios for both years.
In 2013, we incurred $93 million of aggregate pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) related to worldwide natural catastrophe and weather-related events. During 2012, we recognized estimated pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) of $222 million primarily related to Storm Sandy.
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
See ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: The increase in the current year acquisition cost ratio from 14.1% in 2013 to 15.2% in 2014 primarily reflected a reduction in ceding commissions following changes to our reinsurance program and a change in the mix of business.

The decrease in the acquisition cost ratio from 2012 to 2013 was largely driven by MGA reductions and to a lesser extent higher ceding commissions earned relative to 2012, partially offset by a change in the business mix.
General and Administrative Expense Ratio: The decrease in the general and administrative expense ratio from 20.1% in 2013 to 18.7% in 2014 was primarily due to a reduction in the allocation of certain corporate expenses and the growth in net premiums earned, partially offset by growth in personnel expenses and costs associated with new initiatives as we build out our global platform.
The general and administrative expense ratio was comparable in 2013 versus 2012. The increase in general and administrative costs from 2012 to 2013 was driven by increased salaries and related costs following an increase in staff. The impact on the general and administrative expense ratio was fully offset by the growth in net premiums earned.

REINSURANCE SEGMENT
Results from our reinsurance segment were as follows:

Year ended December 31,	2014	% Change	2013	% Change	2012

Revenues:
Gross premiums written	$2,176,104	2%	$2,137,903	17%	$1,830,162
Net premiums written	2,127,474	1%	2,114,662	16%	1,815,211
Net premiums earned	2,040,455	3%	1,984,303	7%	1,857,405
Other insurance related income	661	(67%)	1,988	nm	—

Expenses:
Current year net losses and loss expenses	(1,250,051)		(1,252,874)		(1,265,095)
Prior year reserve development	195,209		169,081		122,631
Acquisition costs	(458,393)		(421,828)		(400,794)
General and administrative expenses	(144,987)		(137,450)		(116,487)
Underwriting income	$382,894	12%	$343,220	74%	$197,660

		% Point Change		% Point Change
Ratios:
Current year loss ratio	61.3%	(1.8)	63.1%	(5.0)	68.1%
Prior year reserve development	(9.6%)	(1.1)	(8.5%)	(1.9)	(6.6%)
Acquisition cost ratio	22.5%	1.2	21.3%	(0.3)	21.6%
General and administrative expense ratio	7.1%	0.2	6.9%	0.6	6.3%
Combined ratio	81.3%	(1.5)	82.8%	(6.6)	89.4%

nm – not meaningful

Gross Premiums Written:
The following table provides gross premiums written by line of business for the years indicated:

							% Change
Year ended December 31,	2014		2013		2012		13 to 14	12 to 13

Catastrophe	$372,925	17%	$393,652	18%	$368,314	21%	(5%)	7%
Property	349,775	16%	364,315	17%	315,758	17%	(4%)	15%
Professional Lines	293,263	13%	380,355	18%	301,863	16%	(23%)	26%
Credit and Surety	258,865	12%	268,494	13%	264,572	14%	(4%)	1%
Motor	291,293	13%	242,046	11%	235,648	13%	20%	3%
Liability	365,466	17%	268,673	13%	242,817	13%	36%	11%
Agriculture	166,047	8%	132,780	6%	19,326	1%	25%	nm
Engineering	55,450	3%	64,258	3%	70,597	4%	(14%)	(9%)
Other	23,020	1%	23,330	1%	11,267	1%	(1%)	107%
Total	$2,176,104	100%	$2,137,903	100%	$1,830,162	100%	2%	17%

nm – not meaningful
2014 versus 2013: The increase in gross written premium of $38 million was significantly impacted by a number of treaties written on a multi-year basis in the liability, property, catastrophe and motor lines and included written premium that related to future underwriting years of $131 million (2013: $13 million). After adjusting for the impact of the multi-year contracts, gross premiums written declined $80 million driven by professional, property and catastrophe lines, partially offset by increases in liability, motor and agriculture lines. The decrease in professional lines was primarily driven by timing differences, non-renewals and decreased treaty participations. The decreases in property and catastrophe were primarily driven by variances in premium adjustments, reduced participations and non-renewals. The increase in liability primarily reflected increased treaty participations and new business. The motor lines increase was primarily driven by increased treaty participations, while the agriculture increase reflected our growth initiatives for this line of business.

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

Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2014		2013		2012		13 to 14	12 to 13

Catastrophe	$325,307	17%	$380,199	20%	$375,088	19%	(14%)	1%
Property	312,443	15%	350,970	18%	351,470	19%	(11%)	—%
Professional Lines	336,058	16%	304,754	15%	297,726	16%	10%	2%
Credit and Surety	263,013	13%	279,943	14%	277,185	15%	(6%)	1%
Motor	268,678	13%	221,844	11%	237,006	13%	21%	(6%)
Liability	289,223	14%	234,736	12%	220,874	12%	23%	6%
Agriculture	164,628	8%	126,490	6%	17,116	1%	30%	nm
Engineering	61,143	3%	66,243	3%	68,402	4%	(8%)	(3%)
Other	19,962	1%	19,124	1%	12,538	1%	4%	53%
Total	$2,040,455	100%	$1,984,303	100%	$1,857,405	100%	3%	7%

nm – not meaningful
2014 versus 2013: The increase in net premiums earned reflected growth in the business written in recent periods in liability, motor, agriculture and professional lines. This growth was partially offset by decreases in catastrophe, property and credit and surety lines, following reductions in gross premiums written in these lines of business. In addition, the catastrophe line was also impacted by an increase in premiums ceded under retrocessional treaties.
2013 versus 2012: Expansion of our agriculture business in 2013, described above, was the primary driver of the increase in net premiums earned.
Other Insurance Related Income:
Other insurance related income in 2014 primarily related to realized gains on economic hedges purchased to protect our agriculture line of business against fluctuations in commodity prices, which were largely offset by realized and mark-to-market losses on our weather and commodity derivative business. Other insurance related income in 2013 reflected the net results of our weather and commodity business.

Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2014	% Point Change	2013	% Point Change	2012

Current accident year	61.3%	(1.8)	63.1%	(5.0)	68.1%
Prior year reserve development	(9.6%)	(1.1)	(8.5%)	(1.9)	(6.6%)
Loss ratio	51.7%	(2.9)	54.6%	(6.9)	61.5%

Current Accident Year Loss Ratio
2014 versus 2013: The reduced level of natural catastrophe and weather-related activity was the primary driver of the decrease in the current accident year loss ratio.
During 2014, we recognized estimated aggregate pre-tax net losses of $27 million related to worldwide natural catastrophe and weather-related events. Comparatively, in 2013, we recognized pre-tax net losses (net of related reinstatement premiums) of $105 million related to worldwide natural catastrophe and weather-related events.
After adjusting for these natural catastrophe and weather-related losses, our 2014 current accident year loss ratio increased relative to 2013 primarily due to:

•	a change in the mix of business;

•	an increase in agricultural loss reserves; partially offset by

•	improved loss experience across most lines of business.
2013 versus 2012: The significant decrease in the level of natural catastrophe and weather-related activity was the primary driver of the decrease in the 2013 current accident year loss ratio.
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
See ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: The increase in the current year acquisition cost ratio from 21.3% in 2013 to 22.5% in 2014 was primarily impacted by higher acquisition costs paid on certain lines of business and variances in accruals for loss-sensitive features in underlying contracts.
The decrease in the reinsurance segment’s acquisition cost ratio in 2013 was driven by accruals related to loss-sensitive features in reinsurance contracts that reduced the segment's acquisition cost ratio; conversely, such accruals increased the acquisition cost ratio in 2012. This decrease was partially offset by higher acquisition costs incurred due to higher acquisition costs in certain lines of business.
General and Administrative Expense Ratio: The increase in the general and administrative expense ratio from 6.9% in 2013 to 7.1% in 2014 was attributable to an increase in personnel and information technology costs associated with the continued build-out of the Company's global platform. These increases were partially offset by growth in net earned premiums.
General and administrative expenses increased in 2013, primarily driven by staffing increases, as we continue to build-out the segment's global platform. The impact of the increases on the general and administrative expense ratio was partially tempered by the growth in net premiums earned.

OTHER EXPENSES, NET

The following table provides a breakdown of our other expenses, net:

Year ended December 31,	2014	% Change	2013	% Change	2012

Corporate expenses	$135,675	50%	$90,256	(30%)	$129,660
Foreign exchange losses (gains)	(104,439)	nm	26,143	(11%)	29,512
Interest expense and financing costs	74,695	21%	61,979	—%	61,863
Income tax expense	25,908	270%	7,002	113%	3,287
Total	$131,839	(29%)	$185,380	(17%)	$224,322

nm – not meaningful
Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.5%, 2.4% and 3.8% for 2014, 2013 and 2012, respectively. The increase in corporate expenses during 2014 compared to 2013 was primarily related to increased personnel costs as we expand our business globally, a reduction in certain allocated costs to the segments, and information technology and professional costs related to operational excellence initiatives. These initiatives are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods.
The decrease in corporate expenses during 2013 compared to 2012 was reflective of costs associated with our second quarter 2012 senior leadership transition; these costs included accelerated and incremental share-based compensation expenses of $20 million and separation payments of $14 million. Excluding these senior leadership transition amounts, corporate expenses were 2.8% of net premiums earned for 2012.
Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. The foreign exchange losses (gains) for all years presented were largely driven by the re-measurement of net insurance related liabilities. During 2014, the foreign exchange gains were primarily driven by the depreciation in the euro, which decreased 12% against the U.S. dollar, and the Sterling which decreased by 6%. The appreciation of the euro and Sterling had the opposite effect in 2013 and 2012, with depreciation in the Australian dollar partially offsetting the 2013 losses.
Interest Expense and Financing Costs: Interest expense and financing costs primarily related to interest due on our senior notes. The increase in 2014 related to the issuance during the first quarter of 2014 of $250 million of 2.65% senior unsecured notes due in 2019 and $250 million of 5.15% senior unsecured notes due in 2045. Net proceeds from these two offerings were used towards the repayment of $500 million of AXIS Capital’s 5.75% senior unsecured notes which matured on December 1, 2014.
Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 3.1%, 1.0% and 0.6% in 2014, 2013 and 2012, respectively. This effective rate can vary between years depending on the distribution of net income (loss) amongst tax jurisdictions, as well as other factors.
The increased tax rate in 2014 compared to 2013 was impacted by an increase in our valuation allowance of $9 million related primarily to operating loss tax-carryforwards generated from branch operations in Australia and certain foreign tax credits. Further increasing income tax expense in 2014 was a decrease in tax exempt income driven by a reduction in our U.S. tax-exempt portfolio.
The majority of the higher tax rate in 2013 compared to 2012 is attributable to an increase in pre-tax income in the U.S. A significant portion of our losses and loss expenses for Storm Sandy in 2012 related to insurance risks written by our U.S. subsidiaries, driving a low effective tax rate.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS/LOSSES

Net Investment Income
The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Year ended December 31,	2014	% Change	2013	% Change	2012

Fixed maturities	$296,663	1%	$293,609	(4%)	$304,400
Other investments	57,621	(55%)	128,814	47%	87,660
Equities	11,832	9%	10,897	(8%)	11,904
Cash and cash equivalents	11,536	82%	6,337	40%	4,528
Short-term investments	725	(39%)	1,181	98%	596
Gross investment income	378,377	(14%)	440,838	8%	409,088
Investment expense	(35,611)	13%	(31,526)	12%	(28,131)
Net investment income	$342,766	(16%)	$409,312	7%	$380,957

Pre-tax yield:(1)
Fixed maturities	2.4%		2.5%		2.7%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.
Fixed Maturities:
2014 versus 2013: The 1% increase in investment income from fixed maturities is reflective of the 3% increase in average fixed maturities balances during 2014 as additional investments in fixed maturities were funded primarily by reinvestment of net investment income. This was partially offset by lower reinvestment yields as book yields continue to decline towards market yields.
2013 versus 2012: The 4% reduction in investment income from fixed maturities reflected lower reinvestment yields as book yields continued to decline towards market yields. This decline was partially offset by the 5% growth in our average fixed maturities balances during 2013 as additional investments in fixed maturities were funded primarily by reinvestment of net investment income.
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

The following table provides a breakdown of net investment income (loss) from other investments:

Year ended December 31,	2014	2013	2012

Hedge and direct lending funds	$37,447	$100,915	$56,551
CLO - Equities	20,174	27,899	31,109
Total net investment income from other investments	$57,621	$128,814	$87,660

Pre-tax return on other investments(1)	5.8%	13.3%	11.1%

(1)	The pre-tax return on other investments is calculated by dividing total income from other investments by the average month-end fair value balances held for the periods indicated.

2014 versus 2013: The lower pre-tax return on our other investments portfolio was primarily due to modest returns on our hedge funds during 2014, compared to the strong returns provided by these holdings in 2013. The modest returns of these funds were reflective of the lower returns from global equity markets during 2014. The decline in income from CLO Equities in dollar terms was primarily due to a reduction in our direct investments as two holdings have completed their investment cycle and have returned all capital to equity tranche holders.
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
Net Realized Investment Gains
Our fixed maturities and equities are classified as available for sale and reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized investment gains) only when securities are sold, hedged, or impaired. Additionally, changes in the fair value of investment derivatives, mainly foreign exchange forward contracts and interest rate swaps, are recorded in net realized investment gains.

The following table provides a breakdown of net realized investment gains:

Year ended December 31,	2014	2013	2012

On sale of investments:
Fixed maturities and short-term investments	$39,080	$33,038	$140,238
Equities	133,858	44,157	12,881
	172,938	77,195	153,119
OTTI charges recognized in earnings	(31,227)	(9,362)	(24,234)
Change in fair value of investment derivatives	(9,603)	7,731	(9,170)
Fair value hedges	—	—	7,754
Net realized investment gains	$132,108	$75,564	$127,469

On sale of investments:
Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issuer. We may also sell to rebalance our investment portfolio in order to change exposure to particular sectors or asset classes.
2014 versus 2013: Improvements in global equity markets during 2013 and the first half of 2014 enabled us to realize net gains on sales of our equity securities (primarily common stock) during 2014. Proceeds from these sales were reallocated to exchange-traded funds ("ETF's"). The primary source of the net realized gains on fixed maturities in 2014 was municipal debt.

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
OTTI charges:
Refer to the ‘Critical Accounting Estimates – OTTI’ section for details on our impairment review process.

The following table provides a summary of the OTTI recognized in earnings by asset class:

Year ended December 31,	2014	2013	2012

Fixed maturities:
Non-U.S. government	$17,291	$120	$3,281
Corporate debt	8,107	5,802	1,821
Non-Agency RMBS	7	57	2,016
ABS	61	129	795
Municipals	418	639	—
	25,884	6,747	7,913
Equities:
Common stocks	741	2,092	7,318
Exchange traded funds	4,602	523	9,003
	5,343	2,615	16,321
Total OTTI recognized in earnings	$31,227	$9,362	$24,234

The level of OTTI losses increased in 2014 compared to 2013 due mainly to losses recorded on non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar, and related to securities that are due to mature in the near future.
Change in Fair Value of Investment Derivatives:
From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During 2014, our foreign exchange hedges resulted in $10 million of net gains which related primarily to securities denominated in the Mexican peso, Euro and Australian dollar. Each of these currencies declined significantly against the U.S. dollar during 2014.
During 2013, we introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio. During 2014, we recorded $20 million of net losses relating to our interest rate swaps.
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

Year ended December 31,	2014	2013	2012

Net investment income	$342,766	$409,312	$380,957
Net realized investments gains	132,108	75,564	127,469
Change in net unrealized gains/losses, net of currency hedges	(163,877)	(245,429)	250,212
Total	$310,997	$239,447	$758,638

Average cash and investments(1)	$15,334,932	$14,660,012	$14,098,888

Total return on average cash and investments, pre-tax(2)	2.0%	1.6%	5.4%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)	Excluding the foreign currency impact of securities denominated in foreign currencies, the total return would be 2.8% for 2014 (2013: 1.6%, 2012: 4.9%).

CASH AND INVESTMENTS

 The table below provides a breakdown of our cash and investments:

	December 31, 2014		December 31, 2013
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$12,185,973	$12,129,273	$11,987,146	$11,986,327
Equities	531,648	567,707	566,219	701,987
Other investments	736,599	965,465	839,177	1,045,810
Short-term investments	107,534	107,534	46,212	46,212
Total investments	$13,561,754	$13,769,979	$13,438,754	$13,780,336

Cash and cash equivalents(1)	$1,209,695	$1,209,695	$987,876	$987,876

(1)	Includes restricted cash and cash equivalents of $288 million and $65 million for 2014 and 2013, respectively.
Overview
The cost of our total investments increased by $123 million from December 31, 2013, primarily due to investing a portion of our operating cash flows.
The fair value of our total investments decreased $10 million from December 31, 2013 as net contributions to fixed maturities were more than offset by lower valuations as a result of the strengthening of the US dollar and the widening of credit spreads on both investment grade and high-yield corporate debt. The decline in the fair value of equities was due to sales resulting in net realized gains during the year.

The following provides a further analysis on our investment portfolio.
Fixed Maturities
The following provides a breakdown of our investment in fixed maturities:

	December 31, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,620,077	12%	$1,388,698	11%
Non-U.S. government	1,033,543	9%	1,176,382	10%
Corporate debt	4,361,124	36%	3,608,238	30%
Agency RMBS	2,278,108	19%	2,448,827	20%
CMBS	1,096,888	9%	797,414	7%
Non-Agency RMBS	73,086	1%	67,567	1%
ABS	1,461,586	12%	953,451	8%
Municipals(1)	204,861	2%	1,545,750	13%
Total	$12,129,273	100%	$11,986,327	100%

Credit ratings:
U.S. government and agency	$1,620,077	12%	$1,388,698	11%
AAA(2)	4,720,852	39%	4,160,744	35%
AA	1,034,047	9%	1,795,291	15%
A	2,204,984	18%	2,220,263	19%
BBB	1,516,815	13%	1,468,669	12%
Below BBB(3)	1,032,498	9%	952,662	8%
Total	$12,129,273	100%	$11,986,327	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS and CMBS.

(3)	Non-investment grade and non-rated securities.
At December 31, 2014, fixed maturities had a weighted average credit rating of AA- (2013: AA-), a book yield of 2.5% (2013: 2.5%) and an average duration of 3.0 years (2013: 3.3 years). The interest rate swap position introduced in 2013 and still in effect during 2014 reduced duration to 2.9 years. When incorporating short-term investments and cash and cash equivalents into this calculation (bringing the total to $13.4 billion), the weighted average credit rating would be AA- (2013: AA-) and duration (including interest rate swaps) would be 2.7 years (2013: 2.9 years).
Our methodology for assigning credit ratings to our fixed maturities is in line with the methodology used for the Barclays U.S. Aggregate Bond index. This methodology uses the middle of Standard & Poor's (S&P), Moody's and Fitch ratings. When ratings from only two of these agencies are available, the lower rating is used. When a rating from only one agency is available, it is used.
To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with 29 points for the highest rating (AAA) and 2 points for the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated by S&P, Moody’s or Fitch are excluded from weighted average calculations. At December 31, 2014, the fair value of fixed maturities not rated was $0.1 million (2013: $1 million).

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
In light of global concerns during recent years over the creditworthiness of certain sovereign debt within the eurozone, we have actively managed our exposure. Our current non-U.S. government holdings include exposure to only two countries within the eurozone - Netherlands and Slovenia - which have a combined weighted average credit rating of AA. At December 31, 2014, we held no sovereign debt issued by the peripheral European countries of Greece, Ireland, Italy, Portugal and Spain.
The following table provides a breakdown of the fair value of our eurozone exposure within our fixed maturity portfolio:

	Non-U.S. Government	Corporate	Non-Agency RMBS	ABS	Total	% of Total

At December 31, 2014
Eurozone countries:
Germany	$—	$135,454	$—	$1,108	$136,562	30%
Supranationals(1)	107,299	8,673	—	—	115,972	25%
Netherlands	10,054	49,524	3,450	—	63,028	14%
France	—	59,792	—	64	59,856	13%
Luxembourg	—	23,510	—	—	23,510	5%
Ireland	—	10,347	—	10,600	20,947	5%
Italy	—	14,649	—	—	14,649	3%
Belgium	—	12,577	—	—	12,577	3%
Spain	—	8,619	—	—	8,619	2%
Slovenia	1,782	—	—	—	1,782	—%
Austria	—	478	—	—	478	—%
Total eurozone	$119,135	$323,623	$3,450	$11,772	$457,980	100%

At December 31, 2013
Eurozone countries:
Germany	$22,833	$90,916	$—	$5,176	$118,925	28%
Supranationals(1)	115,777	—	—	—	115,777	28%
Netherlands	20,776	50,472	227	4,838	76,313	18%
France	—	45,366	—	3,225	48,591	11%
Luxembourg	—	17,494	—	—	17,494	4%
Spain	—	17,255	—	—	17,255	4%
Ireland	—	4,065	—	5,668	9,733	2%
Italy	—	8,112	—	—	8,112	2%
Belgium	—	6,454	—	—	6,454	2%
Austria	1,272	2,922	—	—	4,194	1%
Total eurozone	$160,658	$243,056	$227	$18,907	$422,848	100%

(1)	Includes supranationals only within the eurozone.
We also have an indirect eurozone exposure through our investment of $113 million (2013: $125 million) in non-U.S. bond mutual funds, which are classified as equities.

The following is an analysis of our fixed maturity portfolio by major asset classes.
Non-U.S. Government:
Our holdings in non-U.S. government securities consisted of fixed income obligations of non-U.S. sovereigns, including government agencies, local governments and supranationals. The table below summarizes our aggregate fixed maturity exposures to governments in the eurozone and other non-U.S. government concentrations by fair value at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
Country	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Eurozone countries:
Supranationals(1)	$107,299	10%	AA+	$115,777	10%	AAA
Netherlands	10,054	1%	AA+	20,776	2%	AAA
Slovenia	1,782	—%	BBB+	—	—%	—
Germany	—	—%	—	22,833	2%	AAA
Austria	—	—%	—	1,272	—%	AAA
Total eurozone	$119,135	11%	AA+	$160,658	14%	AAA

Other concentrations:
Australia	$190,565	18%	AAA	$158,056	13%	AAA
United Kingdom	172,410	17%	AAA	182,230	15%	AA+
Canada	114,430	11%	AAA	165,013	14%	AAA
Brazil	87,890	9%	BBB	94,796	8%	BBB
Mexico	67,368	7%	A-	66,987	6%	A-
Other	281,745	27%	A	348,642	30%	A-
Total other concentrations	$914,408	89%	AA-	$1,015,724	86%	AA-
Total non-U.S. government	$1,033,543	100%	AA-	$1,176,382	100%	AA-

(1)	Includes supranationals only within the eurozone.
During 2014, we continued to reduce our exposure to eurozone sovereign debt. "Other concentrations" includes our local currency emerging market debt portfolio. At December 31, 2014, this portfolio had a weighted average credit rating of BBB+ (2013: A-), a duration of 4.5 years (2013: 5.0 years) and a yield-to-worst of 6.8% (2013: 7.2%).
At December 31, 2014, our non-U.S. government debt had net unrealized losses of $47 million (2013: $32 million) which included gross unrealized foreign exchange losses of $51 million (2013: $29 million), mainly on emerging market debt securities.

Corporate Debt:
The composition of our corporate debt securities by sector was as follows:

	December 31, 2014			December 31, 2013
	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Financial institutions:
U.S. banking	$1,079,729	25%	A-	$942,437	26%	A-
Corporate/commercial finance	317,676	7%	BBB	209,074	6%	BBB
Foreign banking	214,188	5%	AA-	45,320	1%	A+
Insurance	116,687	3%	A	166,987	5%	A
Investment brokerage	11,059	—%	BBB+	15,750	—%	BB
Consumer finance	—	—%	—	16,345	—%	BB
Total financial institutions	1,739,339	40%	A-	1,395,913	38%	A-

Communications	507,911	12%	BBB-	450,490	12%	BBB-
Consumer cyclical	487,968	11%	BBB-	400,798	11%	BBB-
Consumer non-cyclicals	437,377	10%	BBB	345,114	10%	BBB-
Industrials	401,033	9%	BB+	298,159	8%	BB+
Energy	277,201	7%	BBB-	196,991	6%	BB+
Utilities	139,576	3%	BBB	263,615	7%	BBB
Non-U.S. government guaranteed	99,063	2%	AAA	64,982	2%	AA+
Other	271,656	6%	BBB	192,176	6%	BBB-
Total	$4,361,124	100%	BBB	$3,608,238	100%	BBB

Credit quality summary:
Investment grade	$3,376,110	77%	A-	$2,707,591	75%	A-
Non-investment grade	985,014	23%	B+	900,647	25%	B+
Total	$4,361,124	100%	BBB	$3,608,238	100%	BBB

The increase in investment grade corporate debt holdings during 2014 was due to attractive valuations, with much of the proceeds from the sale of municipal debt holdings being invested in this sector. The increase in non-investment grade holdings is due to additional funds being allocated to our short duration high yield strategy during 2014. At December 31, 2014, our short duration high yield portfolio had a fair value of $985 million (2013: $916 million), a weighted average credit rating of B+ (2013: B+) and duration of 2.0 years (2013: 1.6 years). At December 31, 2014, our total corporate debt portfolio, including short duration high yield securities, had a duration of 2.8 years (2013: 2.4 years).

Mortgage-Backed Securities:
The following table provides a breakdown of the fair value of our RMBS and CMBS portfolios by credit rating:

	December 31, 2014		December 31, 2013
	RMBS	CMBS	RMBS	CMBS

Government agency	$2,278,108	$—	$2,448,827	$—
AAA	22,360	701,316	12,261	411,811
AA	338	218,188	370	233,360
A	6,329	123,623	5,891	73,932
BBB	12,574	51,990	8,095	76,493
Below BBB(1)	31,485	1,771	40,950	1,818
Total	$2,351,194	$1,096,888	$2,516,394	$797,414

(1)	Non-investment grade securities
Residential MBS:
Our RMBS portfolio consists primarily of AAA-rated U.S. agency issues and is supported by loans that are diversified across geographical areas. Due to an increase in prepayment expectations, the duration of our agency MBS holdings reduced from 4.9 years at December 31, 2013 to 4.0 years at December 31, 2014.
At December 31, 2014, our non-agency RMBS had an average duration and weighted average life of 0.5 years (2013: 0.5 years) and 4.3 years (2013: 4.0 years), respectively.
Commercial MBS:
Our CMBS portfolio continues to be rated highly, with approximately 84% rated AA or better (2013: 81%). Additionally, the weighted average estimated subordination percentage for the portfolio was 30% at December 31, 2014 (2013: 30%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2014, the average duration and weighted average life was 3.2 years (2013: 2.5 years) and 3.8 years (2013: 2.6 years), respectively.

Asset-Backed Securities:
The following table provides a breakdown of the fair value of our ABS by underlying collateral and credit rating:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB(3)	Total

At December 31, 2014
CLO - debt tranches	$769,755	$266,928	$—	$—	$108	$1,036,791
Auto	170,521	39,818	29,815	21,761	—	261,915
Student loan	52,751	8,061	—	—	—	60,812
Credit card	21,517	—	—	—	—	21,517
Other	51,114	594	25,819	226	2,798	80,551
Total	$1,065,658	$315,401	$55,634	$21,987	$2,906	$1,461,586
% of total	73%	22%	4%	1%	—%	100%

At December 31, 2013
CLO - debt tranches	$399,736	$179,318	$5,575	$8,902	$484	$594,015
Auto	82,982	41,911	29,828	23,394	—	178,115
Student loan	67,767	15,156	—	—	—	82,923
Credit card	7,110	—	—	—	—	7,110
Other	79,316	1,496	2,979	4,756	2,741	91,288
Total	$636,911	$237,881	$38,382	$37,052	$3,225	$953,451
% of total	67%	25%	4%	4%	—%	100%

The increase in the total fair value during 2014 was primarily due to incremental investments in CLO Debt securities. The CLO Debt is predominantly floating rate and is anticipated to reduce the impact of potential future increases in interest rates while not compromising the high credit quality of our fixed maturities portfolio. These securities were purchased primarily as new issues and all had ratings of AA- or better. The average duration and weighted average life of our ABS portfolio at December 31, 2014 was 0.5 years (2013: 0.6 years) and 3.7 years (2013: 4.0 years), respectively.

Municipals:
Our holdings in municipal debt are primarily held within the taxable portfolios of our U.S. subsidiaries and include debt issuance from states, municipalities and political subdivisions. The following table provides a breakdown of the fair value of our municipal debt portfolio by state and between Revenue and General Obligation (“G.O.”) bonds:

	G.O.	Revenue	Total	% of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Credit Rating

At December 31, 2014
California	$38,155	$24,827	$62,982	31%	$2,794	$(86)	A+
New York	16,497	20,351	36,848	18%	319	(377)	AA
Ohio	—	12,854	12,854	6%	404	(1)	A-
Michigan	—	12,672	12,672	6%	—	(82)	A
Pennsylvania	—	7,876	7,876	4%	241	(32)	AA-
Other	15,640	55,989	71,629	35%	1,524	(254)	AA-
	$70,292	$134,569	$204,861	100%	$5,282	$(832)	AA-

At December 31, 2013
New York	$68,633	$199,160	$267,793	17%	$4,973	$(3,406)	AA
California	70,302	134,786	205,088	13%	7,390	(1,871)	AA-
Texas	50,685	125,201	175,886	11%	2,707	(1,690)	AA
Florida	13,307	78,903	92,210	6%	2,982	(170)	AA-
Illinois	15,523	68,095	83,618	5%	1,947	(533)	A
Other	162,231	558,924	721,155	48%	12,433	(6,846)	A
	$380,681	$1,165,069	$1,545,750	100%	$32,432	$(14,516)	AA-

During 2014, we reduced our allocation to municipal debt securities after spreads tightened and their after-tax valuations became less attractive.
G.O. bonds are backed by the full faith and credit of the authority that issued the debt and are secured by the taxing powers of those authorities. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer (e.g. sewer, water or utility projects). As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than G.O. bonds. At December 31, 2014, the top three revenue streams related to transportation (42%), university (17%) and hospital (7%) (2013: transportation (25%), school (11%) and power (11%)).
Additionally, certain of our holdings in municipal debt are insured by financial guarantee companies. At December 31, 2014, we held insurance enhanced municipal bonds in the amount of $4 million (2013: $150 million), with a weighted average credit rating of A- (2013: AA-). In the event the financial guarantors are unable to make good on their guarantee on a defaulted security, we would then be exposed to the credit loss. Excluding the insurance benefit from the financial guarantee companies, the weighted average credit quality of our insured bond holdings would be AA- (2013: AA-). At December 31, 2014, our largest exposures to financial guarantors were National Public Finance Guarantee Corporation for $2 million (2013: $43 million) and Financial Guaranty Insurance Company for $2 million (2013: Assured Guaranty Corp for $65 million). We had no direct investments in either of these companies at December 31, 2014 and 2013.

Gross Unrealized Losses:
At December 31, 2014, the gross unrealized losses on our fixed maturities portfolio were $173 million (2013: $180 million).
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position and includes any impact of foreign exchange:

	December 31, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$5,229,362	$(88,627)	65%	$4,689,773	$(117,975)	66%
10-20%	203,227	(28,578)	21%	290,477	(40,494)	23%
20-30%	48,010	(15,141)	11%	35,503	(10,713)	6%
30-40%	9,068	(4,236)	3%	17,317	(8,673)	5%
40-50%	—	—	—%	—	—	—%
> 50%	—	—	—%	—	—	—%
Total	$5,489,667	$(136,582)	100%	$5,033,070	$(177,855)	100%

The decrease in gross unrealized losses on investment-grade securities is primarily due to the downward shift in sovereign yield curves. This was mostly offset by the negative movement in foreign exchange rates as a result of the strengthening of the US dollar and the widening of credit spreads on investment grade corporate debt securities.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$594,960	$(11,887)	31%	$125,663	$(1,880)	86%
10-20%	30,574	(5,412)	15%	2,349	(302)	14%
20-30%	17,471	(5,371)	15%	—	—	—%
30-40%	14,696	(7,887)	22%	—	—	—%
40-50%	7,955	(6,099)	17%	—	—	—%
> 50%	—	—	—%	—	—	—%
Total	$665,656	$(36,656)	100%	$128,012	$(2,182)	100%

The increase in gross unrealized losses on non-investment grade securities is primarily due to the widening of credit spreads on energy sector high-yield corporate debt securities.
Equities
During 2014, we sold all holdings of common stocks, with the proceeds reallocated to the more passive strategy of holding exchange-traded funds. At December 31, 2014, our equities portfolio had net unrealized gains of $36 million (2013: $136 million); the decline was primarily due to sales of common stocks resulting in net realized gains of $129 million during the year, offset by improved valuations reflective of markets.

Other Investments
The composition of our other investment portfolio is summarized as follows:

	December 31, 2014		December 31, 2013

Hedge funds
Multi-strategy funds	$324,020	34%	$285,155	27%
Long/short equity funds	298,907	31%	425,444	41%
Event-driven funds	185,899	19%	190,458	18%
Leveraged bank loan funds	9,713	1%	48,753	5%
Total hedge funds	818,539	85%	949,810	91%

Direct lending funds	54,438	6%	22,134	2%

Total hedge and direct lending funds	872,977	91%	971,944	93%

CLO - Equities	92,488	9%	73,866	7%
Total other investments	$965,465	100%	$1,045,810	100%

The $131 million decrease in the fair value of our total hedge funds in 2014 was driven by $165 million of net redemptions offset by $34 million of price appreciation as our hedge funds benefited from the performance of the global equity and credit markets during the first half of 2014. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Item 8, Note 5(b) of our Consolidated Financial Statements for further details on these restrictions.
We have made total commitments of $140 million to managers of direct lending funds. To date, $52 million of this commitment has been called. During 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund, of which $25 million has been called to date.
In addition to our existing portfolio of direct investments in CLO-Equities, we made total commitments of $60 million as a limited partner in a fund that invests primarily in CLO equities ("CLO fund"), the remaining $27 million was called during 2014. This is the primary reason for the increase in the fair value of our CLO - Equities during the year. In addition, our direct investments in CLO - Equities provided $18 million of net investment income during the year, offset by the receipt of $21 million of cash distributions. See Item 8, Note 5(b) of our Consolidated Financial Statements for further details on the investment terms relating to these commitments.

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

At December 31,	2014	2013

Collateral in Trust for inter-company agreements	$2,792,461	$2,261,081
Collateral for secured letter of credit facility	468,923	777,828
Collateral in Trust for third party agreements (1)	567,060	276,839
Securities on deposit with regulatory authorities	58,476	58,327
Total restricted investments	$3,886,920	$3,374,075

(1)	Includes $245 million of fixed income securities deposited directly with Lloyd's to support the underwriting capacity of the Company's Lloyd's Syndicate, AXIS Syndicate 1686.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage our liquidity at both the holding company and operating subsidiary level.
Holding Company
As a holding company, AXIS Capital has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which AXIS Capital’s subsidiaries operate (refer to Item 8, Note 20, to the Consolidated Financial Statements for further information), as well as the need to maintain capital levels to adequately support (re)insurance operations and to preserve financial strength ratings issued by independent rating agencies. During 2014, AXIS Capital received $1,221 million (2013: $566 million; 2012: $525 million) of distributions from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to both common and preferred shareholders, share repurchases, interest and principal payments on debt, capital investments in subsidiaries and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, which was over $1 billion at December 31, 2014, will provide AXIS Capital with sufficient liquidity for the foreseeable future.
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

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash provided by (used in)(1)	2014	2013	2012

Operating activities	$862,182	$1,096,968	$1,120,617
Investing activities	(154,076)	(489,287)	(862,381)
Financing activities	(686,015)	(441,094)	(481,811)
Effect of exchange rate changes on cash	(23,587)	(3,078)	1,543
Increase (decrease) in cash and cash equivalents	$(1,496)	$163,509	$(222,032)

(1)	See Consolidated Statements of Cash Flows included in Item 8, ‘Financial Statements and Supplementary Data’, of this report for additional information.

•
Net cash provided by operating activities was $0.9 billion in 2014, compared to $1.1 billion in 2013 and 2012. The Company's insurance and reinsurance operations typically receive principal cash inflows from premiums and reinsurance recoverables. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, policy acquisition costs and operating expenses. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivable and reinsurance recoverables and the payment of losses and ceded premiums payable. The reductions in operating cash flows in 2014 and 2013 were primarily driven by an increase in net paid losses as we settled losses incurred in prior years. In 2014, the increase was primarily attributable to increased loss payments in the professional, liability and motor lines, while in 2013, the increase was primarily attributable to an increase in paid losses relating to natural catastrophe and weather-related events. Net paid losses in 2014 were also impacted by an increase in claims paid in the agriculture lines, however this increase was more than offset by the growth in the premiums collected for these lines of business.

•
The cash outflows from investing activities for 2014 related principally to the net purchase of fixed maturities of $0.2 billion (2013: $0.6 billion, 2012: $0.9 billion). This was a result of reinvesting net investment income across a variety of fixed income asset classes.  The decrease in the investing cash flows compared to prior years relates to an increased allocation to cash and cash equivalents during the year.

•
Dividends paid to common and preferred shareholders are the primary source of recurring cash flows used in financial activities and totaled $158 million in 2014 (2013: $158 million, 2012: $159 million). Financing cash outflows also included common share repurchases totaling $543 million, $472 million and $318 million in 2014, 2013 and 2012, respectively. We note that market share repurchases are completely discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations (see ‘Capital Resources – Share Repurchases’ below). Cash outflows in 2014 and 2013 were partially offset by $15 million and $50 million third party investment in shares issued by Ventures Re, respectively (See noncontrolling interests discussion in Item 8, Note 14 of the Consolidated Financial Statements). During 2013 and 2012, financing cash flows also included a net $118 million inflow and $11 million outflow, respectively, related to the preferred share transactions discussed under 'Capital Resources - Preferred Shares' below.

Our diversified underwriting portfolio has demonstrated an ability to withstand catastrophic losses. Since 2003, with the only exception being 2009, our annual cash flows from operations were in excess of $0.8 billion, with 2009 being adversely impacted by claims arising from the global financial crisis. Besides 2009, these positive cash flows were generated notwithstanding the impacts of the global financial crisis on other financial years and the recognition of significant natural catastrophe-related losses during the period: our net losses and loss expenses, gross of reinstatement premiums, included $266 million for Hurricanes Charley, Frances, Ivan and Jeanne in 2004; $1,019 million for Hurricanes Katrina, Rita and Wilma in 2005; $408 million for Hurricanes Gustav and Ike in 2008; $256 million for the Chilean and New Zealand earthquakes in 2010; $944 million for numerous natural catastrophe and weather events in 2011; and $331 million for Storm Sandy in 2012. There remains significant uncertainty associated with our estimates of net losses for certain of these events (see ‘Underwriting Results – Group – Underwriting Expenses’ for further details), as well as the timing of the associated cash outflows.
Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize our cash and cash equivalent balances and/or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, approximately $12.8 billion of cash and invested assets at December 31, 2014 could be available in one to three business days under normal market conditions; of this amount, $3.9 billion relates to restricted assets, which primarily support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier (see Item 8, Note 5(e) to the Consolidated Financial Statements for further details). For context, our largest 1-in-250 year return period, single occurrence, single-zone modeled probable maximum loss (Southeast U.S. Hurricane) is approximately $0.9 billion, net of reinsurance; our claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit both the loss of capital due to a single event, and the loss of capital that would occur from multiple but perhaps smaller events, in any year. Refer to the ‘Risk and Capital Management’ section of Item 1 for further information.
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
The following table summarizes our consolidated capital position for the periods indicated:

At December 31,	2014	2013

Long-term debt	$990,790	$995,855

Preferred shares	627,843	627,843
Common equity	5,193,278	5,190,119
Shareholders’ equity attributable to AXIS Capital	5,821,121	5,817,962
Total capital	$6,811,911	$6,813,817

Ratio of debt to total capital	14.5%	14.6%

Ratio of debt and preferred equity to total capital	23.8%	23.8%

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
Long-term Debt: Long-term debt represents the senior notes we issued during 2010 which mature in 2020, and the two senior notes issued in 2014, which mature in 2019 and 2045. For further information, refer to Item 8, Note 10(a) of the Consolidated Financial Statements.
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

Common Equity: Underlying movements in the value of our common equity over the past two years are outlined in the following table:

Year ended December 31,	2014	2013

Common equity - opening	$5,190,119	$5,276,918
Net income attributable to AXIS Capital	810,745	727,465
Change in unrealized appreciation on available for sale investments, net of tax	(153,137)	(223,383)
Share repurchases	(543,202)	(472,263)
Common share dividends	(117,859)	(118,993)
Preferred share dividends	(40,088)	(40,474)
Share-based compensation	51,382	48,475
Series C and D preferred share issue costs (included in additional paid-in capital)	—	(6,551)
Other	(4,682)	(1,075)
Common equity - closing	$5,193,278	$5,190,119

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

At December 31, 2014, this facility required a minimum consolidated net worth of $4.223 billion and our actual consolidated net worth, as calculated under the provisions of the Credit Facility, was $5.849 billion. We had a consolidated debt to total capital ratio, calculated in accordance with the Credit Facility provisions, of 0.14 to 1 and each of our material insurance/reinsurance subsidiaries party to the agreement had an A.M. Best financial strength rating of A+.
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
Available Capacity
At December 31, 2014, we had $423 million and $nil letters of credit outstanding under the LOC Facility and the Credit Facility, respectively. The remaining available capacity under these three facilities was $577 million, not taking into consideration the $150 million potential increase in the amount available under the Credit Facility. There was no debt outstanding under the Credit Facility. We were in compliance with all covenants of the facilities at December 31, 2014.

Share Repurchases
As part of our capital management strategy, our Board of Directors authorizes common share repurchase programs. On December 5, 2014, our Board of Directors authorized a new share repurchase plan for up to $750 million of our common shares through December 31, 2016. The new share repurchase authorization, effective January 1, 2015, replaced the previous plan which had $225.8 million available as at December 31, 2014 (see to Item 5 ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities’ ). As noted above, repurchases under this program are entirely discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations.
Following the Company's announcement of the signing of the definitive amalgamation agreement with PartnerRe Ltd., we currently expect that our share repurchase program will be suspended until the closing date of the amalgamation transaction.
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

The following are the most recent financial strength ratings from internationally recognized agencies in relation to our principal (re)insurance operating subsidiaries:

Rating agency	Agency’s description of rating	Rating	Agency’s rating definition	Ranking of rating

Standard & Poor’s	An “opinion about the financial security characteristics of an insurance organization, with respect to its ability to pay under its insurance policies and contracts, in accordance with their terms”.	A+ (Stable)(1)	“Strong financial security characteristics”
The ‘A’ grouping is the third highest out of ten major rating categories. The first seven major rating categories may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

A.M. Best	An “opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations”.	A+ (Stable)(2)	“Superior ability to meet ongoing insurance obligations”
The ‘A+’ grouping is the second highest ratings category out of fifteen. Ratings outlooks (‘Positive’, ‘Negative’ and ‘Stable’) are assigned to indicate a rating’s potential direction over an intermediate term, generally defined as 12 - 36 months.

Moody’s Investors Service	“Opinions of the ability of insurance companies to pay punctually senior policyholder claims and obligations.”	A2 (Stable)(3)	“Upper-medium grade and subject to low credit risk”
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

(1)
On January 25, 2015, the Company announced the signing of a definitive amalgamation agreement with PartnerRe Ltd. Following this announcement, Standard and Poor's placed our rating on Creditwatch with negative implications. The status reflects Standard and Poor's uncertainty around the effective execution of the merger and successful integration of the two entities. We expect that the Creditwatch placement will be resolved or updated within the three months after the announcement date, following Standard and Poor's discussions with the Company's management.

(2)
Following the amalgamation announcement, A.M. Best placed our rating under review with negative implications, reflecting the uncertainties related to the merger's size, scope and complexity. A.M. Best has indicated that the under review status will be removed once the merger transaction has closed and the final integration plan has been reviewed.

(3)
Following the amalgamation announcement, Moody's placed AXIS Capital's ratings on review for a possible upgrade of the Company. Moody's expects to conclude its review following completion of the merger.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a breakdown of our contractual obligations and commitments at December 31, 2014 by period due:

	Payment Due By Period
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss and loss expense payments(1)	$9,596,797	$2,516,826	$2,791,744	$1,597,297	$2,690,930
Operating lease obligations(2)	140,893	27,609	43,384	33,448	36,452
Reinsurance purchase commitments(3)	78,451	67,254	11,197	—	—
Investing activities
Unfunded investment commitments(4)	$147,211	$147,211	—	—	—
Financing activities
Senior notes (including interest payments)(5)	1,584,063	48,875	97,750	344,438	1,093,000
Total	$11,547,415	$2,807,775	$2,944,075	$1,975,183	$3,820,382

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

(4)
We have $123 million of unfunded investment commitments related to our investments in hedge and credit funds, which are callable by our investment managers.  We have assumed that such investments will be called in the next year but such funding may occur over a longer period of time, due to market conditions and other factors.  For further details, see Item 8, Note 5(b) to the Consolidated Financial Statements.  In addition we have a $25 million commitment to purchase securities with one of our fixed income managers at December 31, 2014.

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
Loss reserves are not an exact calculation of liability but instead are complex estimates. The process of estimating loss reserves involves a number of variables (see ‘Selection of Reported Reserves (Management’s Best Estimate)’ ) below for further details). We review our estimate of loss reserves each reporting period and consider all significant facts and circumstances then known. As additional experience and other data become available and/or laws and legal interpretations change, we may adjust our previous estimates of loss reserves; these adjustments are recognized in the period they are determined and, therefore, can impact that period’s underwriting results either favorably (when reserves established in prior years can be released) or adversely (when reserves established in prior years require upward adjustment).
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

Reserving Process
Sources of Information
Our quarterly reserving process begins with the collection and analysis of paid and incurred claim data for each of our segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e., the year in which the contract generating premium and losses incepted). We use underwriting year information to analyze our reinsurance business and subsequently allocate reserves to the respective accident years. Our reserving classes are selected to ensure that the underlying contracts have homogeneous loss development characteristics, while remaining large enough to make the estimation of trends credible. We review our reserving classes on a regular basis and adjust them over time as our business evolves. This data, in addition to industry benchmarks, serves as a key input to many of the methods employed by our actuaries. The relative weights assigned to our own historical loss data versus industry data vary according to the length of the development profile for the reserving class being evaluated. At present, we generally give more weight to our own experience (and, correspondingly, less weight to industry data) for reserving classes with short and medium claim tails; the converse is true for reserving classes with longer claim tails. (See ‘Claim Tail Analysis’ below for more detailed information by claim tail class.)
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
The following is a brief description of the reserve estimation methods commonly employed by our actuaries and a discussion of their particular strengths and weaknesses:

•
Expected Loss Ratio Method (“ELR”): This method estimates ultimate losses for an accident year or underwriting year by applying an expected loss ratio to the earned or written premium for that year. Generally, expected loss ratios are based on one or more of (a) an analysis of historical loss experience to date, (b) pricing information and (c) industry data, adjusted as appropriate, to reflect changes in rates and terms and conditions. This method is insensitive to actual incurred losses for the accident year or underwriting year in question and is, therefore, often useful in the early stages of development when very few losses have been incurred. Conversely, the lack of sensitivity to incurred/paid losses for the accident year or underwriting year in question means that this method is usually inappropriate in later stages of an accident year or underwriting year’s development.

•
Loss Development Method (also referred to as the Chain Ladder Method or Link Ratio Method): This method assumes that the losses incurred/paid for each accident year or underwriting year at a particular development stage follow a relatively similar pattern. It assumes that on average, every accident year or underwriting year will display the same percentage of ultimate losses incurred/paid at the same point in time after the inception of that year. The percentages incurred/paid are established for each development stage (e.g. 12 months, 24 months, etc.) after examining historical averages from historical loss development data and/or external industry benchmark information. Ultimate losses are then estimated by multiplying the actual incurred/paid losses by the reciprocal of the established incurred/paid percentage. The strengths of this method are that it reacts to loss emergence/payments and that it makes full use of historical claim emergence/payment experience. However, this method has weaknesses when the underlying assumption of stable loss development/payment patterns is not valid. This could be the consequence of changes in business mix, claim inflation trends or claim reporting practices and/or the presence of large claims, amongst other things. Furthermore, this method tends to produce volatile estimates of ultimate losses where there is volatility in the underlying incurred/paid patterns. In particular, where the expected percentage of incurred/paid losses is low, small deviations between actual and expected claims can lead to very volatile estimates of ultimate losses. As a result, this method is often unsuitable at early development stages for an accident year or underwriting year.

•
Bornhuetter-Ferguson Method (“BF”): This method can be seen as a combination of the ELR and Loss Development Methods, under which the Loss Development Method is given progressively more weight as an accident year or underwriting year matures. The main advantage of the BF Method is that it provides a more stable estimate of ultimate losses than the Loss Development Method at earlier stages of development, while remaining more sensitive to emerging loss development than the ELR Method. In addition, the BF Method allows for the incorporation of external market information through the use of expected loss ratios, whereas the Loss Development Method does not incorporate such information.
As part of our quarterly loss reserve review process, our actuaries employ the estimation method(s) that they believe will produce the most reliable estimate of ultimate losses, at that particular evaluation date, for each reserving class and accident year or underwriting year combination. Often, this is a blend (i.e. weighted average) of the results of two or more appropriate actuarial methods. These ultimate loss estimates are generally utilized to evaluate the adequacy of our ultimate loss estimates for previous accident or underwriting years, as established in the prior reporting period. For the initial estimate of the current accident or underwriting year, the available claim data is typically insufficient to produce a reliable estimate of ultimate losses. As a result, our initial estimate for an accident or underwriting year is generally based on the ELR Method for longer tailed lines and a BF method for shorter tailed lines. The initial ELR for each reserving class is established collaboratively by our actuaries, underwriters and management at the start of the year as part of the planning process, taking into consideration prior accident years’ or underwriting years' experience and industry benchmarks, adjusted after considering factors such as exposure trends, rate differences, changes in contract terms and conditions, business mix changes and other known differences between the current year and prior accident or underwriting years. The initial expected loss ratios for a given accident or underwriting year may be modified over time if the underlying assumptions, such as loss development or premium rate changes, differ from the original assumptions.
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
An important and distinguishing feature of many of these contracts, though, is our contractual right, subsequent to payment of a claim to our insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to our credit and political risk loss reserves. The lag between the date of a claim payment and our ultimate recovery from the corresponding security can result in negative case reserves at a point in time (as was the case at December 31, 2014 and 2013). The nature of the underlying collateral is specific to each transaction and we also estimate the value of this collateral on a contract-by-contract basis. This valuation process is inherently subjective and involves the application of management’s judgment because active markets for the collateral often do not exist. Our estimates of value are based on numerous inputs, including information provided by our insureds, as well as third party sources including rating agencies, asset valuation specialists and other publicly available information. We also assess any post-event circumstances, including restructurings, liquidations and possession of asset proposals/agreements.
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
Our results of operations for each of 2014, 2013 and 2012 were impacted by natural catastrophe activity. See Item 7 ‘Underwriting Results – Group, Underwriting Expenses’ for a discussion of these events and the remaining associated uncertainties.
Key Actuarial Assumptions
The use of the above actuarial methods requires us to make certain explicit assumptions, the most significant of which are: (1) expected loss ratios and (2) loss development patterns.
We began operations in late 2001. In our earlier years, we placed significant reliance on industry benchmarks in establishing our expected loss ratios. Over time, we have placed more reliance on our historical loss experience in establishing these ratios where we believe the weight of our own actual experience has become sufficiently credible for consideration. The weight given to our experience differs for each of our three claim tail classes and is discussed further in the ‘Claim Tail Analysis’ section below. In establishing expected loss ratios for our insurance segment, we give consideration to a number of other factors, including exposure trends, rate adequacy on new and renewal business, ceded reinsurance costs, changes in claims emergence and our underwriters’ view of terms and conditions in the market environment. For our reinsurance segment, expected loss ratios are based on a contract-by-contract review, which considers information provided by clients together with estimates provided by our underwriters and actuaries about the impact of changes in pricing, terms and conditions and coverage. We also have considered the market experience of some classes of business as compiled and analyzed by an independent actuarial firm, as appropriate.
Similarly, we also placed significant reliance on industry benchmarks in selecting our loss development patterns in earlier years. Over time, we have given varying degrees of weight to our own historical loss experience, as further discussed in the ‘Claim Tail Analysis’ section.
Selection of Reported Reserves (Management’s Best Estimate)

Our quarterly reserving process involves the collaboration of our underwriting, claims, actuarial, legal, ceded reinsurance and finance departments, includes various segmental committee meetings and culminates with the approval of a single point best estimate by our Group Reserving Committee, which comprises senior management. In selecting this best estimate, management considers actuarial estimates and applies informed judgment regarding qualitative factors that may not be fully captured in these actuarial estimates. Such factors include, but are not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information. While these qualitative factors are considered in arriving at the point estimate, no specific provisions for qualitative factors are established.

Beginning in 2013, the Company significantly enhanced the capabilities and resources dedicated to the actuarial reserving function. During the first quarter of 2014, management began to rely upon its internal actuarial reserving function for the quarterly reserve evaluation process rather than utilizing the services of an independent actuarial firm and plans to continue to rely on its internal actuarial function for future quarterly reserving processes. On an annual basis, the Company uses an independent actuarial firm to provide an actuarial opinion on the reasonableness of our loss reserves for each of our operating subsidiaries and statutory reporting entities; such actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm also discusses its conclusions from the annual review with management and presents its findings to our Board of Directors.

Claim Tail Analysis
The following table shows our total loss reserves for each of our reportable segments, segregated between case reserves and IBNR and by significant reserving class. This table is presented on a gross basis and, therefore, does not include the benefit of reinsurance recoveries.

	2014			2013
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$476,106	$309,228	$785,334	$565,930	$292,067	$857,997
Marine	151,733	116,384	268,117	143,126	136,452	279,578
Aviation	26,644	21,147	47,791	16,159	31,940	48,099
Credit and political risk	(45,691)	93,569	47,878	(59,101)	72,860	13,759
Professional lines	788,480	1,921,467	2,709,947	716,279	1,796,205	2,512,484
Liability	183,089	1,020,991	1,204,080	171,923	989,344	1,161,267
Total Insurance	1,580,361	3,482,786	5,063,147	1,554,316	3,318,868	4,873,184

Reinsurance segment:
Property and other	607,061	489,505	1,096,566	809,384	496,881	1,306,265
Credit and surety	116,718	217,105	333,823	141,255	209,485	350,740
Professional lines	311,865	885,733	1,197,598	314,827	840,683	1,155,510
Motor	410,483	466,947	877,430	428,453	464,048	892,501
Liability	259,187	769,046	1,028,233	251,582	752,358	1,003,940
Total Reinsurance	1,705,314	2,828,336	4,533,650	1,945,501	2,763,455	4,708,956

Total	$3,285,675	$6,311,122	$9,596,797	$3,499,817	$6,082,323	$9,582,140

The overall increase in our gross loss reserves during 2014 was driven by growth in our business and the continued accumulation of reserves for medium and longer-tailed lines.
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

Short-Tail Business
Our short-tail business generally includes exposures for which losses are usually known and paid within a relatively short period of time after the underlying loss event has occurred. Our short-tail business primarily relates to property coverages and includes the majority of our property, terrorism and marine business and certain aviation business within our insurance segment, together with the property, catastrophe and agriculture business within our reinsurance segment.
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
Due to the relatively short reporting and settlement patterns for our short-tail business, we generally place more weight upon experience-based methods and other qualitative considerations in establishing reserves for both our recent and more mature accident years. As our experience developed more favorably than our initial expectations, we recognized favorable prior year development on short-tail business in recent years. See 'Underwriting Results - Group - Prior Year Reserve Development' for a discussion of the net favorable reserve development recognized when re-estimating our ultimate losses for short-tail business during the past three years.
Although our estimates of ultimate losses for our short-tail business are inherently less uncertain than for our medium and long-tail business, significant judgment is still required. For example, because much of our excess insurance and excess of loss reinsurance business has high attachment points, it is often difficult to estimate whether claims will exceed those attachment points. Also, the inherent uncertainties relating to catastrophe events previously discussed, together with our typically large line sizes, further add to the complexity of estimating our potential exposure. In addition, we use MGAs and other producers for certain business within our insurance segment; this can delay the reporting of loss information to us. We expect that the majority of development for an accident year or underwriting year will be recognized in the subsequent one to three years.
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
For our earliest accident and underwriting years, our initial key actuarial expected loss ratio and loss development assumptions were established utilizing industry benchmarks. Due to the longer claim tail, the length of time required to develop our own credible loss history for use in the reserving process is greater for our medium-tail business than for our short-tail business. As a result, the number of years where we relied heavily on industry benchmarks to establish our key actuarial assumptions is greater for our medium-tail business. Our reserving approach for medium-tail business is tailored by line of business, with our significant lines being specifically addressed below.
Professional Lines (Re)insurance
For our professional lines business, claim payment and reporting patterns are typically medium to long-tail in nature. The underlying business is predominantly written on a claims-made basis, with the majority of reinsurance treaties being written on a risks attaching basis. With respect to our key actuarial assumptions, we are progressively giving more weight to our own experience when establishing our expected loss ratios and our selected loss development patterns, though we continue to consider industry benchmarks.
Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an accident year matures for a number of years. Consequently, our initial loss reserves for an accident year or underwriting year are generally based upon an ELR method and the consideration of relevant qualitative factors. As accident years and underwriting years mature, we increasingly give more weight to methods that reflect our actual experience until our selections are based almost exclusively on experience-based methods. We evaluate the appropriateness of the transition to experience-based methods at the reserving class level, commencing this transition when we believe that our incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which we transition fully to sole reliance on experience-based methods can vary by reserving class and by year, depending on our assessment of the stability and relevance of such indications. For some professional lines in our insurance segment, we also rely upon the evaluation of the open claim inventory in addition to the commonly employed actuarial methods when establishing reserves.
Our transition from the ELR method to experience-based methods began during 2008, when we commenced gradual transition for the 2004 and prior accident years. As our loss history continued to develop, the transition was expanded to include additional accident years. With the exception of the experience in the insurance professional lines during 2013 and 2014, our actual loss experience has generally been more favorable than initial expectations and the transition led to the recognition of net favorable prior year reserve development in recent years. During 2013, the insurance professional lines actual loss development was worse than expected for accident years 2011 and 2012. Management recognized this experience by relying upon experience-based methods, an evaluation of the open claims inventory and other qualitative factors, resulting in a higher ultimate loss estimate than initial expected loss ratios. During 2014, Management continued to rely upon experience-based methods, an evaluation of the open claims inventory and other qualitative factors in establishing the ultimate loss estimates for the insurance professional lines portfolio. See 'Underwriting Results - Group - Prior Year Development' for a discussion of the development recognized during the last three years.
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
Trade Credit and Surety Reinsurance
For our trade credit and surety reinsurance business, our initial and most recent underwriting year loss projections are generally based on the ELR method, with consideration given to qualitative factors. Given that there is a quicker and more stable reporting pattern for trade credit business, we generally commence the transition to experience-based methods sooner than for the surety business.
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
As previously described, the estimation of the value of our recoveries on credit and political risk business requires significant management judgment. At December 31, 2014, our total estimated recoveries on credit insurance business were $79 million, while comparatively, at December 31, 2013, our estimated recoveries were $84 million. The reduction in 2014 primarily reflected the settlement of a recovery.

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
As a general rule, our estimates of accident year or underwriting year ultimate losses for our long-tail business are notably more uncertain than those for our short and medium-tail business. Factors that contribute additional uncertainty to estimates for our long-tail business include, but are not limited to:

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
To date, our key actuarial assumptions for our long-tail business have been derived extensively from industry benchmarks supplemented with our own historical experience. Given our relatively short operating history in comparison to the development tail for this business, we do not believe that our own historical loss development for our long-tail business has amassed an appropriate volume to serve as a fully credible input into the key actuarial assumptions previously outlined. While we consider industry benchmarks that we believe reflect the nature and coverage of our business, our actual loss experience may differ from the benchmarks based on industry averages.
Due to the length of the development tail for this business, our reserve estimates for most accident years and underwriting years are predominantly based on the BF or ELR method and the consideration of qualitative factors. As part of our quarterly reserving process, we monitor actual paid and incurred loss emergence relative to expected loss emergence based on our selected loss development patterns. The drivers of any unfavorable loss emergence are investigated and, as a result, have led to an immediate recognition of adverse development in some instances. Prior to the fourth quarter of 2012 (see additional details below), we did not recognize any favorable loss emergence. As a result, during some periods, we have recognized net adverse development for our liability insurance business in light of unfavorable loss emergence for certain reserving class and accident year combinations.
See 'Underwriting Results Group - Prior Year Reserve Development' for further details on the recognition of adverse development for our long-tail business during the last three years.
Commencing with our fourth quarter 2012 reserving process, we began to give weight to actuarial methods that reflect our actual experience for liability business as we believed that our oldest accident years were at a stage of expected development where such methods would produce meaningful actuarial indications. In 2014, we continued to give weight to experience-based methods for the insurance liability classes for accident years 2007 and prior, which led to the recognition of $14m of net favorable prior year reserve development during the calendar year on those accident years 2007 and prior. For the reinsurance liability lines, we continued to give weight to experience-based methods for accident years 2008 and prior, resulting in the recognition of $87 million of net favorable prior year reserve development for these years in calendar year 2014.
Sensitivity Analysis
While we believe that our loss reserves at December 31, 2014 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause our reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.

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
The following tables show the effect on our estimate of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate our gross loss reserves at December 31, 2014.
The results show the cumulative increase (decrease) in our loss reserves across all accident years. For example, if our assumed loss development pattern for our property and other insurance business was three months shorter with no accompanying change in our ELR assumption, our loss reserves may decrease by approximately $33 million. Each of the impacts set forth in the tables is estimated individually, without consideration for any correlation among key assumptions or among reserving classes. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our own historical data regarding variability is generally limited and actual variations may be greater or less than these amounts. It is also important to note that the variations are not meant to be a “best-case” or “worst-case” series of scenarios and, therefore, it is possible that future variations in our loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

INSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(37,306)	$(33,354)	$(29,401)
Unchanged	(5,620)	—	5,620
3 months longer	53,504	62,236	70,968

Marine	5% lower	Unchanged	5% higher

3 months shorter	$(25,716)	$(20,936)	$(16,156)
Unchanged	(5,827)	—	5,827
3 months longer	24,456	31,876	39,297

Aviation	5% lower	Unchanged	5% higher

3 months shorter	$(4,942)	$(4,158)	$(3,373)
Unchanged	(992)	—	992
3 months longer	4,692	5,984	7,275

Credit and Political Risk	10% lower	Unchanged	10% higher

3 months shorter	$(7,907)	$—	$7,907
Unchanged	(7,907)	—	7,907
3 months longer	(7,907)	—	7,907

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(348,670)	$(74,923)	$198,825
Unchanged	(281,239)	—	281,239
6 months longer	(209,418)	79,801	369,021

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(168,570)	$(45,128)	$78,315
Unchanged	(127,955)	—	127,955
6 months longer	(78,348)	55,119	188,586

REINSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(67,198)	$(30,506)	$20,460
Unchanged	(45,077)	—	45,077
3 months longer	(16,030)	45,821	77,350

Credit and Surety	10% lower	Unchanged	10% higher

6 months shorter	$(41,795)	$(19,915)	$17,875
Unchanged	(31,293)	—	31,293
6 months longer	(5,284)	33,400	74,267

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(117,040)	$(20,244)	$74,376
Unchanged	(86,796)	—	100,206
6 months longer	(44,970)	30,864	136,559

Motor	10% lower	Unchanged	10% higher

6 months shorter	$(86,089)	$(20,534)	$55,611
Unchanged	(69,163)	—	69,163
6 months longer	(51,296)	33,089	126,565

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(113,553)	$(16,839)	$85,909
Unchanged	(97,078)	—	97,078
6 months longer	(87,557)	17,739	122,079

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
The following table shows the composition of our reinsurance recoverable on unpaid losses for each of our reportable segments, segregated between those related to case reserves and those related to IBNR and by significant line of business:

	2014			2013
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$139,193	$82,047	$221,240	$163,228	$80,175	$243,403
Marine	54,681	29,549	84,230	63,097	36,830	99,927
Aviation	198	320	518	264	1,311	1,575
Credit and political risk	—	—	—	—	—	—
Professional lines	297,246	586,441	883,687	268,318	575,625	843,943
Liability	92,276	605,321	697,597	92,036	609,948	701,984
Total Insurance	583,594	1,303,678	1,887,272	586,943	1,303,889	1,890,832

Reinsurance segment:
Property and other	985	1,469	2,454	—	4,543	4,543
Credit and surety	—	—	—	—	—	—
Professional lines	—	—	—	—	231	231
Motor	—	—	—	—	—	—
Liability	—	554	554	—	4,506	4,506
Total Reinsurance	985	2,023	3,008	—	9,280	9,280

Total	$584,579	$1,305,701	$1,890,280	$586,943	$1,313,169	$1,900,112

Reinsurance recoverable on unpaid losses as a percentage of gross loss reserves was 20% at December 31, 2014 and 2013. At December 31, 2014 and 2013, respectively, 98.5% and 98.8% of our gross reinsurance recoverable (i.e. excluding the provision for uncollectible amounts) were collectible from reinsurers rated A- or better by A.M. Best. For an analysis of the credit risk associated with our reinsurance recoverable balances at December 31, 2014, refer to Item 8, Note 11 to the Consolidated Financial Statements.
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
We apply case-specific provisions against certain recoveries that we deem unlikely to be collected in full. In addition, we use a default analysis to estimate our provision for uncollectible amounts on the remainder of the balance. The principal components of the default analysis are reinsurance recoverable by reinsurer and default factors applied to estimate uncollectible amounts based on our reinsurers’ credit ratings. The default factors are based on a model developed by a major rating agency. The provision recorded against reinsurance recoverable was $18 million at December 31, 2014 and 2013. We have not written off any significant reinsurance recoverable balances in the last three years. At December 31, 2014, the use of different assumptions within our approach could have a material effect on our provision for uncollectible reinsurance recoverable. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on our provision.
PREMIUMS
Our revenues are primarily generated from gross premiums written originating from our underwriting operations. The basis for our recognized gross premiums written varies by contract type.
Insurance Segment
For the majority of our insurance business, we receive a fixed premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium will be adjusted only if the underlying insured values ultimately differ. Accordingly, we actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable. Gross premiums written on a fixed premium basis accounted for approximately 91%, 90% and 93% of the segment’s total for the years ended December 31, 2014, 2013 and 2012, respectively. A portion of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, we record premiums based on monthly statements received from the MGAs. Due to inherent reporting delays, we generally record premiums written via MGAs one month in arrears. In the event that a significant individual statement is not received, we record our best estimate based upon our historical experience.
A limited portion of our insurance business is written on a line slip or proportional basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on an estimate provided by the client via the broker. For further details on the estimation process, see the discussion provided for the reinsurance segment below. We review these estimates on a quarterly basis and record significant adjustments in premium estimates when identified. Gross premiums written on a line slip/proportional basis comprised 9%, 10% and 7% of the segment’s total for the years ended December 31, 2014, 2013 and 2012, respectively, and therefore the associated impact of these estimates on our pre-tax net income was immaterial. The decrease in 2014 compared to 2013 was driven by a decrease in the amount of proportional business written in our accident and health line. The increase in 2013 when compared to 2012, was driven by growth in our accident and health lines, a large portion of which related to proportional business.
In our credit and political risk line of business, we write certain policies on a multi-year basis with premiums generally payable in installments. We record premiums at the inception of the policy based on our best estimate of total premiums, including assumptions relating to prepayments/refinancings. Furthermore, certain contracts within this line of business meet the U.S. GAAP definition of a financial guarantee insurance contract. Premiums for such contracts are recognized as the present value of the contractual premiums due or expected to be collected using a discount rate that reflects the risk-free rate at the inception of contract. Due to the scope exemption for insurance contracts that are similar to financial guarantee insurance contracts, the determination of whether certain of our credit and political risk contracts fall within the scope of the U.S. GAAP definition for financial guarantee contracts requires significant management judgment. For the years ended December 31, 2014 and 2013, our total premiums from financial guarantee insurance contracts were immaterial in the context of total gross premiums written for the segment. At December 31, 2014, the average duration of the outstanding unearned premiums written for our credit and political risk line of business was 4.3 years (2013: 4.4 years).

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
Our excess of loss reinsurance contracts with cedants typically include provisions for a deposit or minimum premiums payable to us, which are generally considered to be the best estimate of the excess of loss reinsurance written premium at inception. The minimum/deposit premium is normally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. We record adjustments to the deposit/minimum premiums in the period during which they become determinable. Excess of loss contracts accounted for 38%, 42% and 47% of our reinsurance segment’s total gross premiums written for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease during 2014 compared to 2013 was primarily driven by an increase in proportional multi-year premiums written in our liability lines and an increase in the portion of motor and agriculture business written on a proportional basis, partially offset by the renewal timing of a large proportional treaty in professional lines. The decrease during 2013 when compared to 2012, was primarily driven by the growth in our agriculture line and repositioning of our catastrophe portfolio.
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
As a result of this review process, any adjustments to estimates are recognized in gross premiums written during the period they are determined. Such changes in premium estimates could be material to gross premiums written and the resulting adjustments may directly and significantly impact net premiums earned favorably or unfavorably in the period they are determined because the adjustment may be substantially or fully earned. Gross premiums written for proportional contracts, including amounts related to the adjustment of premium estimates established in prior years, accounted for 62%, 58% and 53% of our reinsurance segment’s gross premiums written for the years ended December 31, 2014, 2013 and 2012, respectively.

We made estimates on proportional treaties incepting during the year as follows:

Year ended December 31,	2014	2013	2012

Catastrophe	$9,227	$3,896	$2,264
Property	200,977	195,435	169,214
Professional lines	168,799	280,242	199,732
Credit and surety	226,254	222,486	232,998
Motor	207,218	177,834	158,230
Liability	180,388	152,790	116,208
Agriculture	139,640	103,869	3,800
Engineering	50,441	47,295	55,846
Other	13,685	11,582	7,118
Total estimated premiums	$1,196,629	$1,195,429	$945,410

Gross premiums written (reinsurance segment)	2,176,104	2,137,903	1,830,162
As a % of total gross premiums written	55%	56%	52%

Since inception, our historical experience has shown that cumulative adjustments to our annual initial premium estimates on proportional reinsurance contracts have ranged from a negative revision of 4% to a favorable revision of 9%. Giving more weight to recent years where premium volume was comparable to current levels, we believe that a reasonably likely change in our 2014 proportional reinsurance gross premiums written estimate would be 5% in either direction. Such a change would result in a variance in our gross premiums written of approximately $60 million and an immaterial impact on our pre-tax net income. However, larger variations, both positive and negative, are possible.

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

Fixed Maturities and Equities

Since 2009, significant liquidity has returned to the financial markets, resulting in an increase in observable market prices for our financial instruments. At December 31, 2014, the fair value for 97% (2013: 94%) of our total fixed maturities and equities was based on prices provided by globally recognized independent pricing services where we have a current and detailed understanding of how their prices were derived. The remaining securities were priced by either non-binding broker quotes or internal valuation models.

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
At December 31, 2014 and 2013, we have not adjusted any pricing provided by independent pricing services (see ‘Management Pricing Validation’ below). Additionally, our total Level 3 fixed maturities and equities amounted to $74 million (2013: $35 million), less than 1% of total fixed maturities and equities. Refer to Item 8, Note 6 to our Consolidated Financial Statements for further information.
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
Other Investments
Hedge Funds, Direct Lending Funds and CLO Equity Funds
We measure the fair value for hedge, direct lending and CLO equity funds by obtaining the net asset value (NAV) as advised by our external fund manager or third party administrator. For any funds for which we did not receive a December 31, 2014 net asset value, we have recorded an estimate of the change in fair value for the latest period based on return estimates obtained from the fund managers. Accordingly, we do not typically have a reporting lag in our fair value measurements for these funds. Historically, our estimated NAVs have not significantly diverged from the subsequent final audited NAVs. Where we have the ability to liquidate our holdings at the reported NAV in the near term, these holdings are classified as Level 2 within the fair value hierarchy while the remaining holdings are classified as Level 3.

CLO – Equity Securities
We have also invested directly in CLO Equities, also known as “cash flow CLOs” in the industry. In 2014, the CLO – Equity market continues to be mostly inactive with only a small number of transactions being observed in the market and even fewer still involving deals we hold. Accordingly, we continue to rely on the use of our internal discounted cash flow model (income approach) to estimate the fair value of CLO – Equities. At December 31, 2014, the estimated fair value for CLO – Equities was $37 million (2013: $40 million), based on the following significant inputs used in our valuation model.

At December 31,	2014	2013

Default rates	4.0% - 5.0%	4.0% - 5.0%
Loss severity rate	53.5%	53.5%
Collateral spreads	3.0% - 3.5%	2.6% - 3.4%
Estimated maturity dates	3.1 - 4.2 years	2.1 - 4.6 years

Of these significant inputs, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO – Equities is most sensitive.
Actual default rates at November 30, 2014 for our CLO – Equities varied from 0% to 2.7% (November 30, 2013: 0.5% to 3.0%) on the remaining underlying collateral. While, on average, these default rates are much lower than our default rate assumptions noted above, we remain cautious on this favorable development given the continuing global economic uncertainty. Due to the use of significant unobservable inputs in our discounted cash flow model, we continue to classify the CLO – Equities as Level 3.
OTHER-THAN-TEMPORARY IMPAIRMENTS (“OTTI”)
Because our available-for-sale ("AFS") investment portfolio is the largest component of our consolidated assets and a multiple of shareholders’ equity, OTTI could be material to our financial condition and operating results particularly during periods of dislocation in the financial markets. During 2014, we recorded a total OTTI charge in earnings of $31 million (2013: $9 million; 2012: $24 million). Refer to the ‘Net Investment Income and Net Realized Investment Gains/Losses’ section above for further details.
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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8, Note 2(l) to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2014, the Company is not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K to which an entity unconsolidated with the Company is a party that management believes is reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that the Company believes is material to investors.

NON-GAAP FINANCIAL MEASURES

In this report, we present operating income, consolidated underwriting income and underwriting-related general and administrative expenses, which are “non-GAAP financial measures” as defined in Regulation G.
Operating income represents after-tax operational results without consideration of after-tax net realized investment gains, foreign exchange losses (gains) and losses on repurchase of preferred shares. We also present diluted operating income per common share and operating return on average common equity (“operating ROACE”), which are derived from the non-GAAP operating income measure.
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

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

Year ended December 31,	2014	2013	2012

Net income available to common shareholders	$770,657	$683,910	$495,004
Net realized investment gains, net of tax(1)	(106,196)	(77,603)	(115,854)
Foreign exchange losses (gains), net of tax(2)	(101,586)	23,684	28,364
Loss on repurchase of preferred shares, net of tax(3)	—	3,081	14,009
Operating income	$562,875	$633,072	$421,523

Earnings per common share - diluted	$7.29	$5.93	$4.00
Net realized investment gains, net of tax	(1.00)	(0.68)	(0.94)
Foreign exchange losses (gains), net of tax	(0.97)	0.21	0.24
Loss on repurchase of preferred shares, net of tax	—	0.03	0.11
Operating income per common share - diluted	$5.32	$5.49	$3.41

Weighted average common shares and common share equivalents - diluted(4)	105,713	115,328	123,654

Average common shareholders’ equity	$5,191,699	$5,233,519	$5,110,449

ROACE	14.8%	13.1%	9.7%

Operating ROACE	10.8%	12.1%	8.2%

(1)
Tax cost (benefit) of $25,912, ($2,039) and $11,615 for 2014, 2013 and 2012, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost (benefit) of $2,853, ($2,459) and ($1,148) for 2014, 2013 and 2012, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

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
We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This includes the presentation of “operating income” (in total and on a per share basis), “annualized operating return on average common equity” (which is based on the “operating income” measure) and "consolidated underwriting income", which incorporates "underwriting-related general and administrative expenses".
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

Foreign exchange gains (or losses) in our Consolidated Statements of Operations are primarily driven by the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange gains (or losses) on our available-for-sale investments in other comprehensive income and foreign exchange gains (or losses) realized upon the sale of these investments in net realized investments gain (or losses). These unrealized and realized foreign exchange rate movements generally offset a large portion of the foreign exchange gains (or losses) reported separately in earnings, thereby minimizing the impact of foreign exchange rate movements on total shareholders’ equity. As such, the Statement of Operations foreign exchange gains (or losses) in isolation are not a fair representation of the performance of our business.

Losses on repurchase of preferred shares arise from capital transactions and, therefore, are not reflective of underlying business performance.
In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (or losses), foreign exchange gains (or losses) and losses on repurchase of preferred shares to understand the profitability of recurring sources of income.
We believe that showing net income available to common shareholders exclusive of net realized gains (or losses), foreign exchange gains (or losses) and losses on repurchase of preferred shares reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

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
Our Balance Sheets include a substantial amount of assets whose fair values are subject to market risks. Our fixed income and equity securities are classified as available-for-sale and, as such, changes in fair value caused by changes in interest rates, equity prices and foreign currency exchange rates will have an immediate impact on our comprehensive income, shareholders’ equity and book value but may not have an immediate impact on consolidated net income. Changes in these market risks will only impact our consolidated net income when, and if, securities are sold or an OTTI charge is recorded. Further, we have alternative investments including hedge funds, direct lending funds and CLO – Equities at December 31, 2014 and 2013. These investments are also exposed to market risks, with the change in fair value reported immediately in earnings.
The following is a sensitivity analysis of our primary market risk exposures at December 31, 2014 and 2013. Our policies to address these risks in 2014 were not materially different from 2013. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
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

The following table presents the estimated pre-tax impact on the fair value of our fixed maturities at December 31, 2014 and 2013 due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency residential and commercial MBS, ABS and municipal bond securities.

	Fair Value	Potential Adverse Change in Fair Value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2014
U.S. government and agency	$1,620,077	$(64,012)	$—	$(64,012)
Non-U.S. government	1,033,543	(31,598)	—	(31,598)
Agency MBS	2,278,108	(91,539)	—	(91,539)

Securities exposed to credit spreads:
Corporate debt	4,361,124	(123,518)	(136,219)	(259,737)
CMBS	1,096,888	(34,920)	(35,313)	(70,233)
Non agency RMBS	73,086	(363)	(2,322)	(2,685)
ABS	1,461,586	(7,073)	(48,192)	(55,265)
Municipals	204,861	(11,230)	(11,127)	(22,357)
	$12,129,273	$(364,253)	$(233,173)	$(597,426)

At December 31, 2013
U.S. government and agency	$1,388,698	$(56,590)	$—	$(56,590)
Non-U.S. government	1,176,382	(37,274)	—	(37,274)
Agency MBS	2,448,827	(119,533)	—	(119,533)

Securities exposed to credit spreads:
Corporate debt	3,608,238	(87,210)	(96,590)	(183,800)
CMBS	797,414	(19,710)	(19,931)	(39,641)
Non agency RMBS	67,567	(343)	(2,398)	(2,741)
ABS	953,451	(5,827)	(34,255)	(40,082)
Municipals	1,545,750	(68,785)	(69,610)	(138,395)
	$11,986,327	$(395,272)	$(222,784)	$(618,056)

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
As the performance of our investment in leveraged bank loan funds are driven by the valuation of the underlying bank loans, these funds are also exposed to credit spreads movement. At December 31, 2014, the impact of an instantaneous 15% decline in the fair value of our investment in leveraged bank loan funds would be $1 million (2013: $7 million), on a pre-tax basis. Our investment in CLO – Equities is also exposed to interest rate risk, but it would have an insignificant impact to its fair value in the event the risk free yield curve increase by 100 basis points.

Additionally, our investment in foreign bond mutual funds is exposed to interest rate risk; however, this exposure is largely mitigated by the short duration of the underlying securities.
Equity Price Risk
Our portfolio of equity securities, excluding the foreign bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equity securities at December 31, 2014 was $455 million (2013: $577 million). At December 31, 2014, the impact of a 20% decline in the overall market prices of our equity exposures would be $91 million (2013: $115 million), on a pre-tax basis.
Our investment in hedge funds has significant exposure to equity strategies with net long positions. At December 31, 2014, the impact of an instantaneous 15% decline in the fair value of our investment in hedge funds would be $123 million (2013: $142 million), on a pre-tax basis.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2014
Net managed assets (liabilities), excluding derivatives	$41,680	$(145,842)	$70,389	$(95,224)	$(184,288)	$25,773	$(61,365)	$(348,877)
Foreign currency derivatives, net	(28,583)	150,534	(63,280)	70,789	135,535	(5,424)	489	260,060
Net managed foreign currency exposure	13,097	4,692	7,109	(24,435)	(48,753)	20,349	(60,876)	(88,817)
Other net foreign currency exposure	2,221	—	—	46,911	764	6	211,195	261,097
Total net foreign currency exposure	$15,318	$4,692	$7,109	$22,476	$(47,989)	$20,355	$150,319	$172,280
Net foreign currency exposure as a percentage of total shareholders’ equity	0.3%	0.1%	0.1%	0.4%	(0.8%)	0.3%	2.6%	2.9%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,532	$469	$711	$2,248	$(4,799)	$2,036	$15,032	$17,229

At December 31, 2013
Net managed assets (liabilities), excluding derivatives	$(6,661)	$(195,714)	$72,846	$(99,409)	$(132,980)	$35,115	$(41,504)	$(368,307)
Foreign currency derivatives, net	(22,315)	172,144	(56,455)	42,735	16,567	(32,301)	(4,011)	116,364
Net managed foreign currency exposure	(28,976)	(23,570)	16,391	(56,674)	(116,413)	2,814	(45,515)	(251,943)
Other net foreign currency exposure	4,203	—	779	31,225	12,497	12,838	308,446	369,988
Total net foreign currency exposure	$(24,773)	$(23,570)	$17,170	$(25,449)	$(103,916)	$15,652	$262,931	$118,045
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.4%)	(0.4%)	0.3%	(0.4%)	(1.8%)	0.3%	4.5%	2.0%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(2,477)	$(2,357)	$1,717	$(2,545)	$(10,392)	$1,565	$26,293	$11,804

(1)	Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

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
New business written as part of the January 2015 renewal season is expected to serve as a natural offset versus the $89 million net short managed foreign currency exposure at December 31, 2014. Remaining un-matched foreign currency exposure will be economically hedged with foreign currency derivatives to ensure our net exposure remains within our risk tolerances.
Other Net Foreign Currency Exposure
Other net foreign currency exposure includes those assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. At December 31, 2014, other net foreign currency exposure primarily consisted of our emerging market debt securities portfolio and a euro-denominated exchange traded fund.  See 'Cash and Investments - Fixed Maturities - Non-U.S. Government' in Item 7 for further details on this portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 20, 2015

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2014: $12,185,973; 2013: $11,987,146)	$12,129,273	$11,986,327
Equity securities, available for sale, at fair value (Cost 2014: $531,648; 2013: $566,219)	567,707	701,987
Other investments, at fair value	965,465	1,045,810
Short-term investments, at fair value and amortized cost	107,534	46,212
Total investments	13,769,979	13,780,336
Cash and cash equivalents	921,830	923,326
Restricted cash and cash equivalents	287,865	64,550
Accrued interest receivable	83,070	97,132
Insurance and reinsurance premium balances receivable	1,808,620	1,688,957
Reinsurance recoverable on unpaid and paid losses	1,926,145	1,929,988
Deferred acquisition costs	466,987	456,122
Prepaid reinsurance premiums	351,441	330,261
Receivable for investments sold	169	1,199
Goodwill and intangible assets	88,960	89,528
Other assets	250,670	273,385
Total assets	$19,955,736	$19,634,784

Liabilities
Reserve for losses and loss expenses	$9,596,797	$9,582,140
Unearned premiums	2,735,376	2,683,849
Insurance and reinsurance balances payable	249,186	234,412
Senior notes	990,790	995,855
Payable for investments purchased	188,176	21,744
Other liabilities	315,471	248,822
Total liabilities	14,075,796	13,766,822

Commitments and Contingencies

Shareholders’ equity
Preferred shares	627,843	627,843
Common shares (2014: 175,478; 2013: 174,134 shares issued and 2014: 99,426; 2013: 109,485 shares outstanding)	2,191	2,174
Additional paid-in capital	2,285,016	2,240,125
Accumulated other comprehensive income (loss)	(45,574)	117,825
Retained earnings	5,715,504	5,062,706
Treasury shares, at cost (2014: 76,052; 2013: 64,649 shares)	(2,763,859)	(2,232,711)
Total shareholders’ equity attributable to AXIS Capital	5,821,121	5,817,962
Noncontrolling interests	58,819	50,000
Total shareholders’ equity	5,879,940	5,867,962

Total liabilities and shareholders’ equity	$19,955,736	$19,634,784

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	2014	2013	2012
	(in thousands, except for per share data)
Revenues
Net premiums earned	$3,870,999	$3,707,065	$3,415,463
Net investment income	342,766	409,312	380,957
Other insurance related income	650	4,424	2,676
Net realized investment gains
Other-than-temporary impairment ("OTTI") losses	(31,227)	(9,362)	(24,234)
Other net realized investment gains	163,335	84,926	151,703
Total net realized investment gains	132,108	75,564	127,469
Total revenues	4,346,523	4,196,365	3,926,565

Expenses
Net losses and loss expenses	2,186,722	2,134,195	2,096,028
Acquisition costs	737,197	664,191	627,653
General and administrative expenses	621,876	575,390	560,981
Foreign exchange losses (gains)	(104,439)	26,143	29,512
Interest expense and financing costs	74,695	61,979	61,863
Total expenses	3,516,051	3,461,898	3,376,037

Income before income taxes	830,472	734,467	550,528
Income tax expense	25,908	7,002	3,287
Net income	804,564	727,465	547,241
Amounts attributable from noncontrolling interests	(6,181)	—	—
Net income attributable to AXIS Capital	810,745	727,465	547,241
Preferred share dividends	40,088	40,474	38,228
Loss on repurchase of preferred shares	—	3,081	14,009
Net income available to common shareholders	$770,657	$683,910	$495,004

Per share data
Net income per common share
Basic net income	$7.38	$6.02	$4.05
Diluted net income	$7.29	$5.93	$4.00
Weighted average number of common shares outstanding - basic	104,368	113,636	122,148
Weighted average number of common shares outstanding - diluted	105,713	115,328	123,654

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	2014	2013	2012
	(in thousands)
Net income	$804,564	$727,465	$547,241

Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the year	(38,667)	(161,832)	348,510
Adjustment for re-classification of net realized investment gains and OTTI losses recognized in net income	(114,470)	(61,551)	(116,278)
Unrealized investment gains (losses) arising during the year, net of reclassification adjustment	(153,137)	(223,383)	232,232
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(10,262)	(21,414)	510
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	—	—	1,718
Total other comprehensive income (loss), net of tax	(163,399)	(244,797)	234,460

Comprehensive income	$641,165	$482,668	$781,701

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	2014	2013	2012
	(in thousands)
Preferred shares
Balance at beginning of year	$627,843	$502,843	$500,000
Shares issued	—	225,000	400,000
Shares repurchased	—	(100,000)	(397,157)
Balance at end of year	627,843	627,843	502,843

Common shares (par value)
Balance at beginning of year	2,174	2,146	2,125
Shares issued	17	28	21
Balance at end of year	2,191	2,174	2,146

Additional paid-in capital
Balance at beginning of year	2,240,125	2,179,034	2,105,386
Shares issued - common shares	158	3,422	2,582
Cost of treasury shares reissued	(12,054)	(4,225)	—
Issue costs on newly issued preferred shares	—	(6,551)	(6,456)
Reversal of issue costs on repurchase of preferred shares	—	3,081	7,093
Stock options exercised	5,405	16,889	2,517
Share-based compensation expense	51,382	48,475	67,912
Balance at end of year	2,285,016	2,240,125	2,179,034

Accumulated other comprehensive income (loss)
Balance at beginning of year	117,825	362,622	128,162
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of year	124,945	348,328	116,096
Unrealized gains (losses) arising during the year, net of reclassification adjustment	(153,137)	(223,383)	232,232
Non-credit portion of OTTI losses	—	—	—
Balance at end of year	(28,192)	124,945	348,328
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of year	(7,120)	14,294	13,784
Foreign currency translation adjustment	(10,262)	(21,414)	510
Balance at end of year	(17,382)	(7,120)	14,294
Supplemental Executive Retirement Plans ("SERPs"):
Balance at beginning of year	—	—	(1,718)
Net change in benefit plan assets and obligations recognized in equity	—	—	1,718
Balance at end of year	—	—	—
Balance at end of year	(45,574)	117,825	362,622

Retained earnings
Balance at beginning of year	5,062,706	4,497,789	4,155,392
Net income	804,564	727,465	547,241
Amounts attributable from noncontrolling interests	6,181	—	—
Preferred share dividends	(40,088)	(40,474)	(38,228)
Loss on repurchase of preferred shares	—	(3,081)	(14,009)
Common share dividends	(117,859)	(118,993)	(152,607)
Balance at end of year	5,715,504	5,062,706	4,497,789

Treasury shares, at cost
Balance at beginning of year	(2,232,711)	(1,764,673)	(1,446,986)
Shares repurchased for treasury	(543,202)	(472,263)	(317,687)
Treasury shares reissued	12,054	4,225	—
Balance at end of year	(2,763,859)	(2,232,711)	(1,764,673)

Total shareholders’ equity attributable to AXIS Capital	5,821,121	5,817,962	5,779,761
Noncontrolling interests	58,819	50,000	—
Total shareholders' equity	$5,879,940	$5,867,962	$5,779,761

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$804,564	$727,465	$547,241
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(132,108)	(75,564)	(127,469)
Net realized and unrealized gains on other investments	(57,621)	(128,814)	(87,623)
Amortization of fixed maturities	113,879	139,667	135,297
Other amortization and depreciation	24,970	23,272	13,821
Share-based compensation expense	63,237	57,168	67,912
Changes in:
Accrued interest receivable	13,788	88	1,126
Reinsurance recoverable balances	(16,204)	(66,169)	(93,490)
Deferred acquisition costs	(11,026)	(66,874)	18,279
Prepaid reinsurance premiums	(25,185)	(14,585)	(77,053)
Reserve for loss and loss expenses	46,903	523,409	633,686
Unearned premiums	58,376	229,157	230
Insurance and reinsurance balances, net	(102,593)	(250,463)	3,218
Other items	81,202	(789)	85,442
Net cash provided by operating activities	862,182	1,096,968	1,120,617

Cash flows from investing activities:
Purchases of:
Fixed maturities	(12,047,004)	(12,230,274)	(13,513,143)
Equity securities	(564,562)	(240,926)	(377,749)
Other investments	(75,542)	(166,835)	(110,084)
Short-term investments	(669,494)	(198,168)	(383,981)
Proceeds from the sale of:
Fixed maturities	10,799,112	10,261,256	11,144,351
Equity securities	740,900	323,423	468,473
Other investments	213,508	93,277	53,590
Short-term investments	526,460	197,690	354,924
Proceeds from redemption of fixed maturities	1,086,244	1,407,676	1,456,553
Proceeds from redemption of short-term investments	80,474	61,715	69,751
Purchase of other assets	(20,857)	(24,304)	(35,322)
Change in restricted cash and cash equivalents	(223,315)	26,183	10,256
Net cash used in investing activities	(154,076)	(489,287)	(862,381)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	494,344	—	—
Redemption of senior notes	(500,000)	—	—
Net proceeds from issuance of preferred shares	—	218,449	393,544
Repurchase of preferred shares	—	(100,000)	(404,073)
Repurchase of common shares	(543,202)	(472,263)	(317,687)
Dividends paid - common shares	(117,619)	(118,426)	(120,487)
Dividends paid - preferred shares	(40,088)	(39,193)	(38,228)
Proceeds from issuance of common shares	5,550	20,339	5,120
Sale of shares to noncontrolling interests	25,000	50,000	—
Return of capital to noncontrolling interests	(10,000)	—	—
Net cash used in financing activities	(686,015)	(441,094)	(481,811)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(23,587)	(3,078)	1,543
Increase (decrease) in cash and cash equivalents	(1,496)	163,509	(222,032)
Cash and cash equivalents - beginning of year	923,326	759,817	981,849
Cash and cash equivalents - end of year	$921,830	$923,326	$759,817

Supplemental disclosures of cash flow information:
Income taxes paid	$7,654	$22,472	$10,897
Interest paid	$68,850	$58,125	$58,125

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

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

On January 25, 2015, the Company announced the signing of a definitive amalgamation agreement with PartnerRe Ltd. PartnerRe Ltd., through its principal operating subsidiaries, provides reinsurance and certain specialty insurance lines on a worldwide basis. The transaction is expected to close in the second half of 2015, subject to approval by the shareholders of both companies, regulatory clearance and customary closing conditions.

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
DECEMBER 31, 2014, 2013 AND 2012

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
DECEMBER 31, 2014, 2013 AND 2012

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
DECEMBER 31, 2014, 2013 AND 2012

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
DECEMBER 31, 2014, 2013 AND 2012

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
DECEMBER 31, 2014, 2013 AND 2012

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
DECEMBER 31, 2014, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k)	Treasury Shares
Common shares repurchased by the Company and not subsequently canceled are classified as treasury shares and are recorded at cost. This results in a reduction of shareholders’ equity in the Consolidated Balance Sheets. When shares are reissued from treasury, we use the average cost method to determine the cost of the reissued shares. Gains on sales/reissuances of treasury shares are credited to additional paid-in capital, while losses are charged to additional paid-in capital to the extent that previous net gains from reissued treasury shares were included therein; otherwise losses are charged to retained earnings.

l)	Recently Issued Accounting Standards Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on revenue recognition affecting any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts are not in scope of the new guidance). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

Share-Based Compensation

In June 2014, the FASB issued new guidance for share-based payments where a performance target could be achieved after the requisite service period has ended, requiring that compensation costs be recognized in the period in which it becomes probable that the performance target will be achieved and to represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for reporting periods beginning after December 15, 2015. As the new guidance was issued to clarify treatment where there was divergence in accounting practice, the adoption of this guidance is not expected to impact our results of operations, financial condition or liquidity.

Consolidation

In February 2015, the FASB issued new guidance making changes to both the variable interest model and the voting model for consolidation. This new guidance could lead to changes in consolidation conclusions. The new guidance is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

3.	SEGMENT INFORMATION (CONTINUED)

Reinsurance
Our reinsurance segment provides non-life treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and surety, motor, liability, agriculture, engineering and other. The reinsurance segment also writes derivative based risk management products designed to address weather and commodity price risks.
The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

At and year ended December 31, 2014	Insurance	Reinsurance	Total

Gross premiums written	$2,535,415	$2,176,104	$4,711,519
Net premiums written	1,779,501	2,127,474	3,906,975
Net premiums earned	1,830,544	2,040,455	3,870,999
Other insurance related income (loss)	(11)	661	650
Net losses and loss expenses	(1,131,880)	(1,054,842)	(2,186,722)
Acquisition costs	(278,804)	(458,393)	(737,197)
General and administrative expenses	(341,214)	(144,987)	(486,201)
Underwriting income	$78,635	$382,894	461,529

Corporate expenses			(135,675)
Net investment income			342,766
Net realized investment gains			132,108
Foreign exchange gains			104,439
Interest expense and financing costs			(74,695)
Income before income taxes			$830,472

Net loss and loss expense ratio	61.8%	51.7%	56.5%
Acquisition cost ratio	15.2%	22.5%	19.0%
General and administrative expense ratio	18.7%	7.1%	16.1%
Combined ratio	95.7%	81.3%	91.6%

Goodwill and intangible assets	$88,960	$—	$88,960

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2013	Insurance	Reinsurance	Total

Gross premiums written	$2,559,138	$2,137,903	$4,697,041
Net premiums written	1,813,538	2,114,662	3,928,200
Net premiums earned	1,722,762	1,984,303	3,707,065
Other insurance related income	2,436	1,988	4,424
Net losses and loss expenses	(1,050,402)	(1,083,793)	(2,134,195)
Acquisition costs	(242,363)	(421,828)	(664,191)
General and administrative expenses	(347,684)	(137,450)	(485,134)
Underwriting income	$84,749	$343,220	427,969

Corporate expenses			(90,256)
Net investment income			409,312
Net realized investment gains			75,564
Foreign exchange losses			(26,143)
Interest expense and financing costs			(61,979)
Income before income taxes			$734,467

Net loss and loss expense ratio	61.0%	54.6%	57.6%
Acquisition cost ratio	14.1%	21.3%	17.9%
General and administrative expense ratio	20.1%	6.9%	15.5%
Combined ratio	95.2%	82.8%	91.0%

Goodwill and intangible assets	$89,528	$—	$89,528

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2012	Insurance	Reinsurance	Total

Gross premiums written	$2,309,481	$1,830,162	$4,139,643
Net premiums written	1,522,245	1,815,211	3,337,456
Net premiums earned	1,558,058	1,857,405	3,415,463
Other insurance related income	2,676	—	2,676
Net losses and loss expenses	(953,564)	(1,142,464)	(2,096,028)
Acquisition costs	(226,859)	(400,794)	(627,653)
General and administrative expenses	(314,834)	(116,487)	(431,321)
Underwriting income	$65,477	$197,660	263,137

Corporate expenses			(129,660)
Net investment income			380,957
Net realized investment gains			127,469
Foreign exchange losses			(29,512)
Interest expense and financing costs			(61,863)
Income before income taxes			$550,528

Net loss and loss expense ratio	61.2%	61.5%	61.4%
Acquisition cost ratio	14.6%	21.6%	18.4%
General and administrative expense ratio	20.2%	6.3%	16.4%
Combined ratio	96.0%	89.4%	96.2%

Goodwill and intangible assets	$97,493	$—	$97,493

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

3.	SEGMENT INFORMATION (CONTINUED)

The following table presents our gross premiums written by the geographical location of our subsidiaries:

Year ended December 31,	2014	2013	2012

Bermuda	$618,273	$718,904	$684,588
Europe	1,784,139	1,699,748	1,561,701
United States	2,309,107	2,278,389	1,893,354
Total gross premium written	$4,711,519	$4,697,041	$4,139,643

The following table presents our net premiums earned by segment and line of business:

Year ended December 31,	2014	2013	2012

Insurance
Property	$444,197	$462,364	$408,943
Marine	178,229	179,057	171,165
Terrorism	35,876	39,298	38,605
Aviation	41,192	48,489	60,363
Credit and Political Risk	63,095	68,192	87,103
Professional Lines	629,365	586,200	563,500
Liability	146,819	110,623	86,873
Accident and Health	291,771	228,539	141,506
Total Insurance	1,830,544	1,722,762	1,558,058

Reinsurance
Catastrophe	325,307	380,199	375,088
Property	312,443	350,970	351,470
Professional Lines	336,058	304,754	297,726
Credit and Surety	263,013	279,943	277,185
Motor	268,678	221,844	237,006
Liability	289,223	234,736	220,874
Agriculture	164,628	126,490	17,116
Engineering	61,143	66,243	68,402
Other	19,962	19,124	12,538
Total Reinsurance	2,040,455	1,984,303	1,857,405

Total	$3,870,999	$3,707,065	$3,415,463

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

4.	GOODWILL AND INTANGIBLE ASSETS

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Net balance at December 31, 2012	$49,635	$26,036	$21,822	$97,493
Amortization	n/a	n/a	(2,233)	(2,233)
Foreign currency translation adjustment	(3,213)	—	(2,519)	(5,732)
Net balance at December 31, 2013	46,422	26,036	17,070	89,528
Amortization	n/a	n/a	(1,982)	(1,982)
Foreign currency translation adjustment	726	—	688	1,414
Net balance at December 31, 2014	$47,148	$26,036	$15,776	$88,960

Gross balance at December 31, 2014	$42,237	$26,036	$35,596	$103,869
Accumulated amortization	n/a	n/a	(25,583)	(25,583)
Foreign currency translation adjustment	4,911	—	5,763	10,674
Net balance at December 31, 2014	$47,148	$26,036	$15,776	$88,960

n/a – not applicable
We estimate that the annual amortization expense for our total intangible assets with a finite life will be approximately $2 million in 2015 and 2016 and $1 million in 2017 through to 2019. The estimated remaining useful lives of these assets range from five to twenty-four years.
Intangible assets with an indefinite life consist primarily of U.S. state licenses that provide a legal right to transact business indefinitely. Our impairment reviews for goodwill and indefinite lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2014, 2013 and 2012.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

5.	INVESTMENTS

a)	Fixed Maturities and Equities
The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At December 31, 2014
Fixed maturities
U.S. government and agency	$1,645,068	$3,337	$(28,328)	$1,620,077	$—
Non-U.S. government	1,080,601	7,383	(54,441)	1,033,543	—
Corporate debt	4,386,432	40,972	(66,280)	4,361,124	—
Agency RMBS(1)	2,241,581	40,762	(4,235)	2,278,108	—
CMBS(2)	1,085,618	13,289	(2,019)	1,096,888	—
Non-Agency RMBS	71,236	2,765	(915)	73,086	(889)
ABS(3)	1,475,026	2,748	(16,188)	1,461,586	—
Municipals(4)	200,411	5,282	(832)	204,861	—
Total fixed maturities	$12,185,973	$116,538	$(173,238)	$12,129,273	$(889)
Equity securities
Common stocks	—	—	—	—
Exchange-traded funds	416,063	43,583	(4,756)	454,890
Non-U.S. bond mutual funds	115,585	—	(2,768)	112,817
Total equity securities	$531,648	$43,583	$(7,524)	$567,707

At December 31, 2013
Fixed maturities
U.S. government and agency	$1,421,245	$1,405	$(33,952)	$1,388,698	$—
Non-U.S. government	1,208,384	17,990	(49,992)	1,176,382	—
Corporate debt	3,533,585	84,881	(10,228)	3,608,238	—
Agency RMBS(1)	2,485,139	21,979	(58,291)	2,448,827	—
CMBS(2)	790,095	11,285	(3,966)	797,414	—
Non-Agency RMBS	65,590	2,375	(398)	67,567	(868)
ABS(3)	955,274	6,871	(8,694)	953,451	—
Municipals(4)	1,527,834	32,432	(14,516)	1,545,750	—
Total fixed maturities	$11,987,146	$179,218	$(180,037)	$11,986,327	$(868)
Equity securities
Common stocks	345,759	98,742	(6,183)	438,318
Exchange-traded funds	106,762	32,085	—	138,847
Non-U.S. bond mutual funds	113,698	11,124	—	124,822
Total equity securities	$566,219	$141,951	$(6,183)	$701,987

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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
DECEMBER 31, 2014, 2013 AND 2012

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

	Amortized Cost	Fair Value	% of Total Fair Value

At December 31, 2014
Maturity
Due in one year or less	$424,077	$423,265	3.5%
Due after one year through five years	4,925,780	4,892,411	40.3%
Due after five years through ten years	1,755,248	1,695,641	14.0%
Due after ten years	207,407	208,288	1.7%
	7,312,512	7,219,605	59.5%
Agency RMBS	2,241,581	2,278,108	18.8%
CMBS	1,085,618	1,096,888	9.0%
Non-Agency RMBS	71,236	73,086	0.6%
ABS	1,475,026	1,461,586	12.1%
Total	$12,185,973	$12,129,273	100.0%

At December 31, 2013
Maturity
Due in one year or less	$710,079	$717,052	5.9%
Due after one year through five years	5,030,728	5,116,060	42.7%
Due after five years through ten years	1,852,877	1,791,835	14.9%
Due after ten years	97,364	94,121	0.8%
	7,691,048	7,719,068	64.3%
Agency RMBS	2,485,139	2,448,827	20.4%
CMBS	790,095	797,414	6.7%
Non-Agency RMBS	65,590	67,567	0.6%
ABS	955,274	953,451	8.0%
Total	$11,987,146	$11,986,327	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

5.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses
The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At December 31, 2014
Fixed maturities
U.S. government and agency	$388,551	$(24,319)	$786,850	$(4,009)	$1,175,401	$(28,328)
Non-U.S. government	143,602	(29,171)	435,670	(25,270)	579,272	(54,441)
Corporate debt	26,708	(2,221)	2,199,672	(64,059)	2,226,380	(66,280)
Agency RMBS	259,914	(3,084)	333,288	(1,151)	593,202	(4,235)
CMBS	68,624	(925)	256,225	(1,094)	324,849	(2,019)
Non-Agency RMBS	6,689	(613)	13,442	(302)	20,131	(915)
ABS	425,663	(10,325)	750,679	(5,863)	1,176,342	(16,188)
Municipals	34,462	(644)	25,284	(188)	59,746	(832)
Total fixed maturities	$1,354,213	$(71,302)	$4,801,110	$(101,936)	$6,155,323	$(173,238)
Equity securities
Common stocks	$—	$—	$—	$—	$—	$—
Exchange-traded funds	—	—	91,275	(4,756)	91,275	(4,756)
Non-U.S. bond mutual funds	—	—	112,817	(2,768)	112,817	(2,768)
Total equity securities	$—	$—	$204,092	$(7,524)	$204,092	$(7,524)

At December 31, 2013
Fixed maturities
U.S. government and agency	$—	$—	$982,307	$(33,952)	$982,307	$(33,952)
Non-U.S. government	35,577	(3,430)	420,622	(46,562)	456,199	(49,992)
Corporate debt	27,696	(802)	606,592	(9,426)	634,288	(10,228)
Agency RMBS	144,468	(5,247)	1,478,527	(53,044)	1,622,995	(58,291)
CMBS	13,319	(116)	298,863	(3,850)	312,182	(3,966)
Non-Agency RMBS	4,287	(315)	5,319	(83)	9,606	(398)
ABS	37,765	(2,941)	553,803	(5,753)	591,568	(8,694)
Municipals	8,408	(615)	543,474	(13,901)	551,882	(14,516)
Total fixed maturities	$271,520	$(13,466)	$4,889,507	$(166,571)	$5,161,027	$(180,037)
Equity securities
Common stocks	$3,499	$(398)	$48,828	$(5,785)	$52,327	$(6,183)
Exchange-traded funds	—	—	—	—	—	—
Non-U.S. bond mutual funds	—	—	—	—	—	—
Total equity securities	$3,499	$(398)	$48,828	$(5,785)	$52,327	$(6,183)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

5.	INVESTMENTS (CONTINUED)

Fixed Maturities
At December 31, 2014, 1,388 fixed maturities (2013: 1,127) were in an unrealized loss position of $173 million (2013: $180 million) of which $36 million (2013: $2 million) was related to securities below investment grade or not rated.

At December 31, 2014, 223 securities (2013: 99) had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $1,354 million (2013: $272 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily depressed at December 31, 2014, and were expected to recover in value as the securities approach maturity. Further, at December 31, 2014, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.
Equity Securities
At December 31, 2014, 9 securities (2013: 63) were in an unrealized loss position of $8 million (2013: $6 million).
At December 31, 2014, there were no securities that had been in a continuous unrealized loss position for 12 months or greater (2013: 9 securities with a fair value of $3 million). Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at December 31, 2014 and 2013.

b)	Other Investments
The following tables provide a breakdown of our investments in hedge funds, direct lending funds and CLO Equities, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At December 31, 2014
Long/short equity funds	$298,907	31%	Quarterly, Semi-annually	30-60 days
Multi-strategy funds	324,020	34%	Quarterly, Semi-annually	60-95 days
Event-driven funds	185,899	19%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	9,713	1%	Quarterly	65 days
Direct lending funds	54,438	6%	n/a	n/a
CLO - Equities	92,488	9%	n/a	n/a
Total other investments	$965,465	100%

At December 31, 2013
Long/short equity funds	$425,444	41%	Monthly, Quarterly, Semi-annually	30-60 days
Multi-strategy funds	285,155	27%	Quarterly, Semi-annually	60-95 days
Event-driven funds	190,458	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	48,753	5%	Quarterly	65 days
Direct lending funds	22,134	2%	n/a	n/a
CLO - Equities	73,866	7%	n/a	n/a
Total other investments	$1,045,810	100%

n/a – not applicable

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

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
Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2014 and 2013, neither of these restrictions impacted our redemption requests. At December 31, 2014, $87 million (2013: $99 million), representing 11% (2013: 10%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiry of these lockup periods range from March, 2015 to March, 2016.
At December 31, 2014, $6 million (2013: $11 million) was invested in hedge funds that are not accepting redemption requests. Of this amount, substantially all relates to a leveraged bank loan fund in a period of planned principal distributions. Based on market conditions and payments made to date, management's current expectation is that the distribution process will be completed in 2015.
At December 31, 2014, we have $88 million (2013: $88 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
During 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in December, 2018. The General Partner then has the option to extend the term by up to three years. At December 31, 2014, $35 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the multi-strategy funds line of the table above.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

5.	INVESTMENTS (CONTINUED)

c)	Net Investment Income
Net investment income was derived from the following sources:

Year ended December 31,	2014	2013	2012

Fixed maturities	$296,663	$293,609	$304,400
Other investments	57,621	128,814	87,660
Equity securities	11,832	10,897	11,904
Cash and cash equivalents	11,536	6,337	4,528
Short-term investments	725	1,181	596
Gross investment income	378,377	440,838	409,088
Investment expenses	(35,611)	(31,526)	(28,131)
Net investment income	$342,766	$409,312	$380,957

d)	Net Realized Investment Gains
The following table provides an analysis of net realized investment gains:

Year ended December 31,	2014	2013	2012

Gross realized gains
Fixed maturities and short-term investments(1)	$126,023	$120,932	$242,082
Equities	149,783	54,564	36,411
Gross realized gains	275,806	175,496	278,493
Gross realized losses
Fixed maturities and short-term investments	(86,943)	(87,894)	(101,844)
Equities	(15,925)	(10,407)	(23,530)
Gross realized losses	(102,868)	(98,301)	(125,374)
Net OTTI recognized in earnings	(31,227)	(9,362)	(24,234)
Change in fair value of investment derivatives(2)	(9,603)	7,731	(9,170)
Fair value hedges(2)	—	—	7,754
Net realized investment gains	$132,108	$75,564	$127,469

(1)
Includes $37 million of gains in 2012 relating to previously unrealized foreign exchange currency amounts on the hedged fixed maturity portfolios. The hedged portfolio was sold and all associated foreign exchange contracts were fully settled during 2012 so there is no impact on the 2013 or 2014 figures.

(2)	Refer to Note 7 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

5.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

Year ended December 31,	2014	2013	2012

Fixed maturities:
Non-U.S. government	$17,291	$120	$3,281
Corporate debt	8,107	5,802	1,821
Non-Agency RMBS	7	57	2,016
ABS	61	129	795
Municipals	418	639	—
	25,884	6,747	7,913
Equity Securities
Common stocks	741	2,092	7,318
Exchange-traded funds	4,602	523	9,003
	5,343	2,615	16,321
Total OTTI recognized in earnings	$31,227	$9,362	$24,234

Fixed Maturities
The following table provides a roll forward of the credit losses (“credit loss table”), before income taxes, for which a portion of the OTTI was recognized in AOCI:

Year ended December 31,	2014	2013

Balance at beginning of period	$1,594	$1,809
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	—	—
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(63)	(215)
Balance at end of period	$1,531	$1,594

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
DECEMBER 31, 2014, 2013 AND 2012

5.	INVESTMENTS (CONTINUED)

Non-U.S. Government:
Non-U.S. government obligations are evaluated for credit loss primarily through qualitative assessments of the likelihood of credit loss using information such as duration and severity of unrealized losses, as well as credit ratings and price volatility. At December 31, 2014, our holdings in sovereign debt, including $119 million (2013: $161 million) relating to the eurozone countries, were substantially all investment-grade securities. The gross unrealized losses of $54 million at December 31, 2014 were mainly due to pricing and foreign exchange losses on emerging market debt. Based on our analysis, we do not anticipate any credit losses on our non-U.S. government fixed maturities at December 31, 2014. In 2014, the OTTI charges on Non-U.S. government fixed maturities mainly related to unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain.
Corporate Debt:
To estimate credit losses for corporate debt securities, our projected cash flows are primarily driven by our assumptions regarding the probability of default and the severity associated with those defaults. Our default and loss severity rates are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. In 2014, the OTTI charges on corporate debt securities were mainly related to our intent to sell, as well as unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain.

CMBS:
Our investments in CMBS are diversified and highly rated, with a weighted average estimated subordination percentage of 30% at December 31, 2014 (2013: 30%). Based on discounted cash flows at December 31, 2014, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.
Non-agency RMBS:
For non-agency RMBS, our projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included the following: default, delinquency, loss severity and prepayment rates. The assumptions used to calculate the credit losses in 2014 have not changed significantly since December 31, 2013. At December 31, 2014, the fair value of our non-agency RMBS was $73 million (2013: $68 million), consisting primarily of $49 million (2013: $41 million) of Prime and $17 million (2013: $19 million) of Alt-A MBS. We have concluded there are no credit losses anticipated for any of our non-agency RMBS at December 31, 2014, other than those already recorded.
ABS:

Our investments in ABS at December 31, 2014 consist mainly of CLO debt tranched securities (“CLO Debt”) purchased primarily as new issues during 2012-2014.  Of these new issues all had credit ratings of AA- or better.  We utilize a scenario-based approach to reviewing our CLO Debt portfolio based on the current asset market price.  We also review subordination levels of our securities to determine their ability to absorb credit losses of underlying collateral.   If losses are forecast to be below the subordination level for the tranche held by us, the security is determined not to be impaired.  We have concluded there are no credit losses anticipated for any of our CLO Debt at December 31, 2014.
Equity Securities
The OTTI losses on common stocks in 2014 and 2013 are primarily due to the severity and duration of their unrealized loss positions, for which we concluded the forecast recovery period was uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned. At December 31, 2014, the fair value of our equities was $568 million (2013: $702 million), which included $8 million (2013: $6 million) of gross unrealized losses.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

5.	INVESTMENTS (CONTINUED)

e)	Restricted Investments
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

At December 31,	2014	2013

Collateral in Trust for inter-company agreements	$2,792,461	$2,261,081
Collateral for secured letter of credit facility	468,923	777,828
Collateral in Trust for third party agreements (1)	567,060	276,839
Securities on deposit with regulatory authorities	58,476	58,327
Total restricted investments	$3,886,920	$3,374,075

(1)	Includes $245 million of fixed income securities deposited directly with Lloyd's to support the underwriting capacity of the Company's Lloyd's Syndicate, AXIS Syndicate 1686.

f)	Reverse Repurchase Agreements

At December 31, 2014, we held $110 million (2013: $34 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income.

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
DECEMBER 31, 2014, 2013 AND 2012

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

Equity Securities

Equity securities include U.S. and non-U.S. common stocks, exchange-traded funds, and non-U.S. bond mutual funds. For common stocks and exchange-traded funds, we classified these within Level 1 as their fair values are based on unadjusted quoted market prices in active markets. Our investments in non-U.S. bond mutual funds have daily liquidity, with redemption based on the net asset value (''NAV'') of the funds. Accordingly, we have classified these investments as Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

At December 31, 2014, our direct investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At December 31, 2014
Assets
Fixed maturities
U.S. government and agency	$1,497,922	$122,155	$—	$1,620,077
Non-U.S. government	—	1,033,543	—	1,033,543
Corporate debt	—	4,345,287	15,837	4,361,124
Agency RMBS	—	2,278,108	—	2,278,108
CMBS	—	1,079,125	17,763	1,096,888
Non-Agency RMBS	—	73,086	—	73,086
ABS	—	1,421,555	40,031	1,461,586
Municipals	—	204,861	—	204,861
	1,497,922	10,557,720	73,631	12,129,273
Equity securities
Common stocks	—	—	—	—
Exchange-traded funds	454,890	—	—	454,890
Non-U.S. bond mutual funds	—	112,817	—	112,817
	454,890	112,817	—	567,707
Other investments
Hedge funds	—	347,621	470,918	818,539
Direct lending funds	—	—	54,438	54,438
CLO-Equities	—	—	92,488	92,488
	—	347,621	617,844	965,465
Short-term investments	—	107,534	—	107,534
Derivative instruments (see Note 7)	—	7,153	111	7,264
Total Assets	$1,952,812	$11,132,845	$691,586	$13,777,243
Liabilities
Derivative instruments (see Note 7)	$—	$3,041	$15,288	$18,329
Cash settled awards (see Note 16)	—	20,518	—	20,518
Total Liabilities	$—	$23,559	$15,288	$38,847

At December 31, 2013
Assets
Fixed maturities
U.S. government and agency	$1,119,632	$269,066	$—	$1,388,698
Non-U.S. government	—	1,176,382	—	1,176,382
Corporate debt	—	3,608,238	—	3,608,238
Agency RMBS	—	2,448,827	—	2,448,827
CMBS	—	793,396	4,018	797,414
Non-Agency RMBS	—	67,567	—	67,567
ABS	—	922,652	30,799	953,451
Municipals	—	1,545,750	—	1,545,750
	1,119,632	10,831,878	34,817	11,986,327
Equity securities
Common stocks	438,318	—	—	438,318
Exchange-traded funds	138,847	—	—	138,847
Non-U.S. bond mutual funds	—	124,822	—	124,822
	577,165	124,822	—	701,987
Other investments
Hedge funds	—	488,755	461,055	949,810
Direct lending funds	—	—	22,134	22,134
CLO-Equities	—	—	73,866	73,866
	—	488,755	557,055	1,045,810
Short-term investments	—	46,212	—	46,212
Derivative instruments (see Note 7)	—	6,824	984	7,808
Total Assets	$1,696,797	$11,498,491	$592,856	$13,788,144
Liabilities
Derivative instruments (see Note 7)	$—	$1,152	$815	$1,967
Cash settled awards (see Note 16)	—	8,693	—	8,693
Total Liabilities	$—	$9,845	$815	$10,660

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2014 and 2013, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds and our CLO fund priced using NAV as a practical expedient and certain fixed maturities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at December 31, 2014 for our investments classified as Level 3 in the fair value hierarchy. These significant unobservable inputs have not changed significantly from December 31, 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO Equities	$37,046	Discounted cash flow	Default rates	4.0% - 5.0%	4.3%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	3.0% - 3.5%	3.3%
			Estimated maturity dates	3.1 - 4.2 years	3.8 years

Derivatives - Weather derivatives, net	$(15,177)	Simulation model	Weather curve	32 - 3,370(1)	n/a (2)
			Weather standard deviation	3 - 250(1)	n/a (2)

(1) Measured in Heating Degree Days ("HDD") which is the number of degrees the daily temperature is below a reference temperature. The cumulative HDD for the duration of the derivatives contract is compared to the strike value to determine the necessary settlement.

(2)
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

On a quarterly basis, our valuation process for CLO - Equities includes a review of the underlying cash flows and key assumptions used in the discounted cash flow model. We review and update the above significant unobservable inputs based on information obtained from secondary markets, including from the managers of the CLOs we hold. These inputs are the responsibility of management and, in order to ensure fair value measurement is applied consistently and in accordance with U.S. GAAP, we update our assumptions through regular communication with industry participants and ongoing monitoring of the deals in which we participate (e.g. default and loss severity rate trends), we maintain a current understanding of the market conditions, historical results, as well as emerging trends that may impact future cash flows. By maintaining this current understanding, we are able to assess the reasonableness of the inputs we ultimately use in our model.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Year ended December 31, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$(95)	$15,957	$—	$(25)	$15,837	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	4,018	9,447	—	—	1,381	5,027	—	(2,110)	17,763	—
ABS	30,799	1,125	(6,165)	—	2,350	39,800	—	(27,878)	40,031	—
	34,817	10,572	(6,165)	—	3,636	60,784	—	(30,013)	73,631	—
Other investments
Hedge funds	461,055	12,355	(32,255)	24,790	—	19,500	—	(14,527)	470,918	24,651
Direct lending funds	22,134	—	—	3,515	—	30,101	—	(1,312)	54,438	3,515
CLO-Equities	73,866	—	—	20,173	—	25,941	—	(27,492)	92,488	20,173
	557,055	12,355	(32,255)	48,478	—	75,542	—	(43,331)	617,844	48,339
Other assets
Derivative instruments	984	—	—	5,112	—	—	—	(5,985)	111	101
	984	—	—	5,112	—	—	—	(5,985)	111	101
Total assets	$592,856	$22,927	$(38,420)	$53,590	$3,636	$136,326	$—	$(79,329)	$691,586	$48,440

Other liabilities
Derivative instruments	815	—	—	10,604	—	12,715	—	(8,846)	15,288	6,621
Total liabilities	$815	$—	$—	$10,604	$—	$12,715	$—	$(8,846)	$15,288	$6,621

Year ended December 31, 2013
Fixed maturities
Corporate debt	$1,550	$—	$—	$1,550	$—	$—	$—	$(3,100)	$—	$—
Non-Agency RMBS	1,110	—	(1,222)	—	135	—	—	(23)	—	—
CMBS	4,296	—	—	—	(278)	—	—	—	4,018	—
ABS	63,975	—	—	(111)	1,794	—	—	(34,859)	30,799	—
	70,931	—	(1,222)	1,439	1,651	—	—	(37,982)	34,817	—
Other investments
Hedge funds	359,996	—	—	58,293	—	86,138	—	(43,372)	461,055	58,293
Direct lending funds	—	—	—	(125)	—	22,317	—	(58)	22,134	(125)
CLO-Equities	62,435	—	—	27,898	—	34,016	—	(50,483)	73,866	27,898
	422,431	—	—	86,066	—	142,471	—	(93,913)	557,055	86,066
Other assets
Derivative instruments	—	—	—	2,084	—	(1,100)	—	—	984	2,084
	—	—	—	2,084	—	(1,100)	—	—	984	2,084
Total assets	$493,362	$—	$(1,222)	$89,589	$1,651	$141,371	$—	$(131,895)	$592,856	$88,150

Other liabilities
Derivative instruments	—	—	—	98	—	717	—	—	815	98
Total liabilities	$—	$—	$—	$98	$—	$717	$—	$—	$815	$98

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
DECEMBER 31, 2014, 2013 AND 2012

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The transfers into and out of fair value hierarchy levels reflect the fair value of the securities at the end of the reporting period.

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during 2014 were due to redemption provisions in hedge fund holdings and the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. There were no transfers from level 2 into level 3 during 2013.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made during 2014 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers on CLO Debt securities and also due to certain hedge funds where we have the ability to liquidate holdings at the reported NAV in the near term due to the expiry of lockup provisions. The transfers from Level 3 to Level 2 made during 2013 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and broker-dealers.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at December 31, 2014, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At December 31, 2014, our senior notes are recorded at amortized cost with a carrying value of $991 million (2013: $996 million) and have a fair value of $1,089 million (2013: $1,073 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

7.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair value. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

	At December 31, 2014			At December 31, 2013
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	$161,678	$3,925	$12	$254,023	$1,214	$1,032
Interest rate swaps	140,000	—	248	281,250	873	—

Relating to underwriting portfolio:
Foreign exchange forward contracts	577,836	3,228	2,781	390,663	4,737	120
Weather-related contracts	58,124	111	15,288	24,451	984	815
Total derivatives		$7,264	$18,329		$7,808	$1,967

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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

	December 31, 2014			December 31, 2013
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$15,125	$(7,861)	$7,264	$9,796	$(1,988)	$7,808
Derivative liabilities	$26,190	$(7,861)	$18,329	$3,955	$(1,988)	$1,967

(1)	Net asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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
DECEMBER 31, 2014, 2013 AND 2012

7.	DERIVATIVE INSTRUMENTS (CONTINUED)

The following table provides the total impact on earnings of applying hedge accounting for foreign exchange contracts designated as fair value hedges along with the impact of the related hedged investment portfolio for the periods indicated:

Year ended December 31,	2014	2013	2012

Foreign exchange forward contracts	$—	$—	$10,853
Hedged investment portfolio	—	—	(3,099)
Hedge ineffectiveness recognized in earnings	$—	$—	$7,754

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
Interest Rate Risk
Our investment portfolio contains a large percentage of fixed maturities which exposes us to significant interest rate risk. As part of our overall management of this risk, we may use interest rate swaps. The interest rate swaps held at December 31, 2014 convert part of our overall fixed rate exposure to a variable rate exposure which effectively reduces the duration of our overall portfolio.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

7.	DERIVATIVE INSTRUMENTS (CONTINUED)

Commodity Risk

Within our (re)insurance portfolio we are exposed to commodity price risk. During 2014, we began to hedge this price risk by entering into commodity derivative contracts. All commodity derivative contracts entered into during 2014 were settled at December 31, 2014.

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

		2014	2013	2012

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains	$10,333	$10,843	$(9,170)
Interest rate swaps	Net realized investment gains	(19,936)	(3,112)	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(10,363)	1,690	26,612
Weather-related contracts	Other insurance related income	(5,373)	1,987	—
Commodity contracts	Other insurance related income	8,328	—	—
Total		$(17,011)	$11,408	$17,442

8.	RESERVE FOR LOSSES AND LOSS EXPENSES
Our reserve for losses and loss expenses comprise the following:

As of December 31,	2014	2013

Reserve for reported losses and loss expenses	$3,285,675	$3,499,817
Reserve for losses incurred but not reported	6,311,122	6,082,323
Reserve for losses and loss expenses	$9,596,797	$9,582,140

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the years indicated:

Year ended December 31,	2014	2013	2012

Gross reserve for losses and loss expenses, beginning of year	$9,582,140	$9,058,731	$8,425,045
Less reinsurance recoverable on unpaid losses, beginning of year	(1,900,112)	(1,825,617)	(1,736,823)
Net reserve for unpaid losses and loss expenses, beginning of year	7,682,028	7,233,114	6,688,222

Net incurred losses and loss expenses related to:
Current year	2,445,666	2,353,631	2,340,868
Prior years	(258,944)	(219,436)	(244,840)
	2,186,722	2,134,195	2,096,028
Net paid losses and loss expenses related to:
Current year	(387,197)	(318,006)	(322,836)
Prior years	(1,544,664)	(1,373,459)	(1,299,384)
	(1,931,861)	(1,691,465)	(1,622,220)

Foreign exchange and other	(230,372)	6,184	71,084

Net reserve for unpaid losses and loss expenses, end of year	7,706,517	7,682,028	7,233,114
Reinsurance recoverable on unpaid losses, end of year	1,890,280	1,900,112	1,825,617
Gross reserve for losses and loss expenses, end of year	$9,596,797	$9,582,140	$9,058,731

We write business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in our financial results. During 2014, 2013 and 2012, respectively, we recognized aggregate net losses and loss expenses of $93 million, $201 million and $438 million in relation to natural catastrophe and weather-related events.
Prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. Such development is summarized by segment in the following table:

	Insurance	Reinsurance	Total

Year ended December 31, 2014	$63,735	$195,209	$258,944
Year ended December 31, 2013	50,355	169,081	219,436
Year ended December 31, 2012	122,209	122,631	244,840

Overall, the majority of the net favorable prior year reserve development in 2014 related to short-tail lines of business. Net favorable prior year reserve development for reinsurance professional, liability and motor lines also contributed significantly and was partially offset by adverse development in insurance liability lines. Favorable reserve development in reinsurance liability and professional lines contributed in 2013 and was partially offset by adverse development in the insurance professional and insurance liability lines. Favorable development in professional lines contributed notably in 2012.
The underlying exposures in our property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $207 million, $162 million and $186 million of the total net favorable prior year reserve development in 2014, 2013 and 2012, respectively, and primarily reflected the recognition of better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Our professional lines business recognized $32 million and $54 million of favorable prior year development in 2014 and 2012, respectively, while 2013 recognized $29 million of net adverse development. The 2014 and 2012 favorable prior year reserve developments were driven by increased weight being given to experience-based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development. The increase in the reserves in 2013 was due to a $51 million adverse development in the insurance segment, reflecting worse than expected loss experience for the 2011-2012 accident years, following worse than expected loss experience on certain parts of our U.S. D&O business, and the 2008-2009 accident years, due to developments on certain global financial crisis-related claims. During 2013, the transition to the experience-based actuarial methods had a favorable impact on 2010 and prior years, which partially offset the adverse development discussed above.
In the first quarter of 2013, we began to give weight to actuarial methods that reflect our actual experience for liability reinsurance business, as we believe that our older accident years are now at a stage of expected development where such methods will produce meaningful actuarial indications. During 2014 and 2013, we recognized $21 million and $85 million, respectively, of net favorable prior year development, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2004 through 2008 accident years. This favorable development was offset in 2014 and partially offset in 2013 by adverse development in our liability insurance business of $23 million and $24 million, respectively, relating primarily to an increase in loss estimates for certain specific claim reserves.
Our motor lines recorded favorable prior year development of $19 million during 2014, relating to better than expected loss emergence on certain European exposures.
The frequency and severity of natural catastrophe and weather-related activity was high for 2012 and prior periods and our December 31, 2014 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami and the three New Zealand earthquakes, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

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
All of these reinsurance covers provide us the right to recover a portion of specified losses and loss expenses from reinsurers. However, to the extent that our reinsurers do not meet their obligations under these agreements due to solvency issues, contractual disputes or other reasons, we remain liable. We predominantly cede our business to reinsurers rated A- or better by A.M. Best.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

9.	REINSURANCE (CONTINUED)

Gross and net premiums written and earned were as follows:

Year ended December 31,	2014		2013		2012
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$4,711,519	$4,652,345	$4,697,041	$4,459,269	$4,139,643	$4,141,037
Ceded	(804,544)	(781,346)	(768,841)	(752,204)	(802,187)	(725,574)
Net	$3,906,975	$3,870,999	$3,928,200	$3,707,065	$3,337,456	$3,415,463

During the year ended December 31, 2014, we recognized ceded losses and loss expenses of $401 million (2013: $415 million; 2012: $396 million).
Our provision for unrecoverable reinsurance was $18 million at December 31, 2014 (2013: $18 million). At December 31, 2014, 98.5% (2013: 98.8%) of our gross reinsurance recoverables were collectible from reinsurers rated A- or better by A.M. Best.

10.	DEBT AND FINANCING ARRANGEMENTS

a)	Senior Notes
On November 15, 2004, AXIS Capital issued $500 million aggregate principal amount of 5.75% senior unsecured debt (the ''5.75% Senior Notes'') at an issue price of 99.785%, generating net proceeds of $496 million. Interest on the 5.75% Senior Notes was payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. AXIS Capital repaid the full $500 million of its outstanding 5.75% Senior Notes upon their scheduled maturity of December 1, 2014.
On March 23, 2010, AXIS Specialty Finance LLC, a 100% owned finance subsidiary, issued $500 million aggregate principal amount of 5.875% senior unsecured debt (the ''5.875% Senior Notes'') at an issue price of 99.624%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $495 million. Interest on the 5.875% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2010. Unless previously redeemed, the 5.875% Senior Notes will mature on June 1, 2020. The 5.875% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance LLC. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance LLC under the 5.875% Senior Notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

On March 13, 2014, AXIS Specialty Finance PLC, a 100% owned finance subsidiary, issued $250 million aggregate principal amount of 2.65% senior unsecured notes (the "2.65% Senior Notes") at an issue price of 99.896% and $250 million aggregate principal amount of 5.15% senior unsecured notes (the "5.15% Senior Notes", and, together with the 5.875% Senior Notes and the 2.65% Senior Notes, the "Senior Notes") at an issue price of 99.474%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $248 million and $246 million for the 2.65% Senior Notes and the 5.15% Senior Notes, respectively. Interest on the 2.65% Senior Notes and the 5.15% Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. Unless previously redeemed, the 2.65% Senior Notes and the 5.15% Senior Notes will mature on April 1, 2019 and April 1, 2045, respectively. The 2.65% Senior Notes and the 5.15% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance PLC. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance PLC under the 2.65% Senior Notes and the 5.15% Senior Notes. AXIS Capital's obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital. Net proceeds from these two offerings were used towards the repayment of $500 million of AXIS Capital’s 5.75% senior unsecured notes which matured on December 1, 2014.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

10.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

We have the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a ''make-whole'' redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at December 31, 2014.

Interest expense recognized in relation to our Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. During 2014, we incurred interest expense of $72 million (2013: $59 million, 2012: $59 million).

b)	Credit Facilities

On March 26, 2013, in advance of the scheduled August expiration, we terminated and replaced our previously existing credit facility. AXIS Capital and certain subsidiaries are now party to a $250 million credit facility (the "Credit Facility"), which was issued by a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the "Facility Documents") and will expire in March 2017. At the request of the Company and subject to the satisfaction of certain conditions, the aggregate commitment available under the Credit Facility may be increased by up to $150 million. Under the terms of the Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate commitment available. Interest on loans issued under the Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. Letters of credit issued under the Credit Facility would principally be used to support the (re)insurance obligations of our operating subsidiaries. Each of AXIS Capital, AXIS Specialty Finance LLC and AXIS Specialty Holdings Bermuda Limited guarantees the obligations of the other parties to the Credit Facility. The Credit Facility is subject to certain non-financial covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Facility Documents. The Credit Facility also requires compliance with certain financial covenants, including a maximum debt to capital ratio and a minimum consolidated net worth requirement. In addition, each of AXIS Capital’s material (re)insurance subsidiaries party to the Credit Facility must maintain a minimum A.M. Best Company, Inc. financial strength rating. In the event of default, including a breach of these covenants, the lenders may exercise certain remedies including the termination of the Credit Facility, the declaration of all principal and interest amounts related to Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.

On September 18, 2013, we entered into an amendment to the Credit Facility in order to permit AXIS Capital and its subsidiaries to enter into swap contracts and other arrangements related to weather derivative transactions. All other material terms and conditions remained unchanged.

Effective February 10, 2014, AXIS Specialty Finance PLC was added as a guarantor to the Credit Facility.
On November 20, 2013, certain of AXIS Capital’s operating subsidiaries entered into an amendment to extend the term of the Company's secured $750 million letter of credit facility (the ''LOC Facility'') with Citibank Europe plc (''Citibank'') pursuant to a Master Reimbursement Agreement and other ancillary documents (together, the ''LOC Facility Documents''). The LOC Facility may be terminated by Citibank on December 31, 2016 upon thirty days prior notice. Under the terms of the LOC Facility, letters of credit to a maximum aggregate amount of $750 million are available for issuance on behalf of the operating subsidiaries. These letters of credit will principally be used to support the reinsurance obligations of the operating subsidiaries. The LOC Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents, to cover all of the obligations under the LOC Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default,

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

10.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the LOC Facility to any or all of the operating subsidiaries party to the LOC Facility Documents.

On March 31, 2014, AXIS Capital's subsidiary, AXIS Specialty Limited, terminated the $170 million secured letter of credit facility with ING Bank N.V., London Branch. The Funds at Lloyd's requirements for the Company's subsidiary, AXIS Corporate Capital UK Limited, to support the underwriting capacity of the Company's Lloyd's syndicate, AXIS Syndicate 1686, are now being met by capital pledged in the form of fixed income securities deposited directly with Lloyd's.
At December 31, 2014, letters of credit outstanding under the LOC Facility and the Credit Facility totaled $423 million and $nil respectively. There was no debt outstanding under the Credit Facility. We were in compliance with all LOC Facility and Credit Facility covenants at December 31, 2014.

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
Our investment portfolio is managed by external investment managers in accordance with our investment guidelines. We limit credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. government and agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our fixed maturities portfolio for securities rated A- or above and 1% or less of our fixed maturities portfolio for securities rated below A-. At December 31, 2014, we were in compliance with these limits.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

including a review of financial strength, industry position and other qualitative factors. Generally, the Committee requires that reinsurers who do not meet specified requirements provide collateral.

The three largest balances by reinsurer accounted for 13%, 11% and 11% of total reinsurance recoverable on unpaid and paid losses at December 31, 2014 (2013: 14%, 11% and 11%). Amounts related to our reinsurers with the ten largest balances comprised 77% of December 31, 2014 balance (2013: 77%) and had a weighted average A.M. Best rating of A+ (2013: A+).
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
These contractual rights contribute to the mitigation of credit risk, as does our monitoring of aged receivable balances. In light of these mitigating factors, and considering that a significant portion of our premiums receivable are not currently due based on the terms of the underlying contracts, we do not utilize specific credit quality indicators to monitor our premiums receivable balance. At December 31, 2014, we recorded an allowance for estimated uncollectible premiums receivable of $4 million (2013: $3 million). The corresponding bad debts expense charges for 2014, 2013 and 2012 were insignificant.

b)	Brokers
We produce our business through brokers and direct relationships with insurance companies. During 2014, three brokers accounted for 56% (2013: 61%; 2012: 61%) of our total gross premiums written. Aon Corporation accounted for 22% (2013: 26%; 2012: 27%), Marsh, Inc. (including its subsidiary Guy Carpenter and Company) for 22% (2013: 23%; 2012: 22%), and Willis Group Holdings Ltd. for 12% (2013: 12%; 2012: 12%). No other broker and no one insured or reinsured accounted for more than 10% of our gross premiums written in any of the last three years.

c)	Lease Commitments

We lease office space under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business, as required. During 2014, total rent expense with respect to these operating leases was $27 million (2013: $29 million; 2012: $29 million).

Future minimum lease payments under our leases are expected to be as follows:

Year ended December 31,

2015	$27,609
2016	23,074
2017	20,310
2018	17,511
2019	15,937
Later years	36,452
Total future minimum lease payments	$140,893

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

d)	Reinsurance Purchase Commitment
We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at December 31, 2014, we have an outstanding reinsurance purchase commitment of $78 million, of which $67 million is due in 2015 while the remaining $11 million is due in 2016. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

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

We are not party to any material legal proceedings arising outside the ordinary course of business.

f)	Investments

At December 31, 2014 we have $123 million (2013: $168 million) of unfunded investment commitments related to our investments in hedge and direct-lending funds, which are callable by our investment managers. For further details, see Note 5(b). In addition, we have a $25 million commitment to purchase securities with one of our fixed income managers at December 31, 2014.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

12.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

At and year ended December 31,	2014	2013	2012

Basic earnings per common share
Net income	$804,564	$727,465	$547,241
Less: noncontrolling interests	(6,181)	—	—
Less: preferred share dividends	40,088	40,474	38,228
Less: loss on repurchase of preferred shares	—	3,081	14,009
Net income available to common shareholders	$770,657	$683,910	$495,004
Weighted average common shares outstanding - basic	104,368	113,636	122,148
Basic earnings per common share	$7.38	$6.02	$4.05

Diluted earnings per common share
Net income available to common shareholders	$770,657	$683,910	$495,004

Weighted average common shares outstanding - basic	104,368	113,636	122,148
Stock compensation plans	1,345	1,692	1,506
Weighted average common shares outstanding - diluted	105,713	115,328	123,654
Diluted earnings per common share	$7.29	$5.93	$4.00

Anti-dilutive shares excluded from the dilutive computation	282	250	614

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

13.	SHAREHOLDERS' EQUITY

a)	Common Shares
At December 31, 2014, and 2013, our authorized share capital was 800,000,000 common shares, par value of $0.0125 per share.
The following table presents our common shares issued and outstanding, excluding restricted shares under our stock compensation plans (see Note 16 – Share-based Compensation):

Year ended December 31,	2014	2013	2012

Shares issued, balance at beginning of year	174,134	171,867	170,159
Shares issued	1,344	2,267	1,708
Total shares issued at end of year	175,478	174,134	171,867

Treasury shares, balance at beginning of year	(64,649)	(53,947)	(44,571)
Shares repurchased	(11,752)	(10,830)	(9,376)
Shares reissued from treasury	349	128	—
Total treasury shares at end of year	(76,052)	(64,649)	(53,947)

Total shares outstanding	99,426	109,485	117,920

During 2014, the total cash dividends declared per common share were $1.10 (2013: $1.02; 2012: $0.97).

Treasury shares

On December 5, 2014, our Board of Directors authorized a new share repurchase plan for up to $750 million of our common shares through December 31, 2016. The new plan is effective January 1, 2015.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

13.	SHAREHOLDERS' EQUITY (CONTINUED)

The following table presents our common share repurchase activities, which are held in treasury:

Year ended December 31,	2014	2013	2012

In the open market:
Total shares	11,317	7,362	6,057
Total cost	$524,168	$337,083	$203,704
Average price per share(1)	$46.32	$45.79	$33.63

From employees:(2)
Total shares	435	468	319
Total cost	$19,034	$19,080	$10,483
Average price per share(1)	$43.82	$40.75	$32.85

From founding shareholder:(3)
Total shares	—	3,000	3,000
Total cost	$—	$116,100	$103,500
Average price per share(1)	$—	$38.70	$34.50

Total
Total shares	11,752	10,830	9,376
Total cost	$543,202	$472,263	$317,687
Average price per share(1)	$46.22	$43.61	$33.88

(1)	Calculated using whole figures.

(2)
To satisfy withholding tax liabilities upon vesting of restricted stock, restricted stock units, and exercise of stock options. Share repurchases from employees are excluded from the authorized share repurchase plans noted above.

(3)	Represents privately negotiated repurchases of 3,000,000 of our common shares from Trident II, L.P and affiliated entities in both 2013 and 2012.

b)	Preferred Shares
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

In 2013, the total dividends declared on Series A preferred shares were $0.9063 per share. In 2013, dividends of $1.3594 per share were paid, of which $0.4531 had been declared in 2012. In 2012, the total dividends declared and paid on Series A preferred shares were $1.8125 per share.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

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

In 2014, 2013 and 2012, total dividends declared and paid on Series B preferred shares were $7.50 per share.

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

For 2014 and 2013, the total dividends declared and paid on Series C preferred shares were $1.7188 per share in each year. For 2012, the total dividends declared on Series C preferred shares were $1.4132 per share. Of this amount, $0.9835 was paid in 2012 and the remaining $0.4297 was subsequently paid in 2013.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

13.	SHAREHOLDERS' EQUITY (CONTINUED)

In 2014, total dividends declared and paid on Series D preferred shares were $1.3750 per share. In 2013, the total dividends declared on Series D preferred shares were $0.6875 per share. Of this amount, $0.3438 was paid in 2013 and the remaining $0.3438 was subsequently paid in 2014.

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

During November 2013, the Company formed AXIS Ventures Reinsurance Limited ("Ventures Re"), a Bermuda domiciled insurer. Ventures Re was formed to write reinsurance on a fully collateralized basis.

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

During the third quarter of 2014, third party investors purchased $25 million of Class B non-voting redeemable preferred share capital issued by Ventures Re. The Ventures Re Class B preferred shares are redeemable at the sole discretion of Ventures Re's Board of Directors.

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

At December 31, 2014, total assets of Ventures Re were $97 million (2013: $50 million), consisting primarily of cash and cash equivalents and insurance receivables. Total liabilities were $38 million (2013: $nil) consisting primarily of loss reserves. The assets of Ventures Re can only be used to settle its own liabilities, and there is no recourse to the Company for any liabilities incurred by this entity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

14.	NONCONTROLLING INTERESTS (CONTINUED)

The reconciliation of the beginning and ending balance of the noncontrolling interests in Ventures Re for the year was as follows:

Total
2014

Balance at January 1, 2014	$50,000
Increase from issuance of preferred equity to noncontrolling interests	25,000
Decrease from return of capital to noncontrolling interests	(10,000)
Amounts attributable from noncontrolling interests	(6,181)
Balance at December 31, 2014	$58,819

15.	RETIREMENT PLANS
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
During 2014, our total pension expenses were $21 million (2013: $20 million and 2012: $20 million) for the above retirement benefits.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

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
We currently issue restricted stock and restricted stock units to our employees with service conditions, vesting generally over a period of 3 or 4 years. The 3 year awards are subject to cliff vesting at the end of the 3 year period. With the 4 year awards, 25% of the award vests annually. We also grant performance-based stock awards to certain employees in order to promote long-term growth and profitability. Performance-based awards represent the right to receive a specified number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. Some awards have a scaled performance metric, but the actual award could be higher or lower than target. At December 31, 2014, we anticipate that the established performance based criterion for these awards are likely to be achieved.
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
At December 31, 2014, 5,868,286 equity-based awards remained available for grant under the 2007 Plan. Between January 1, 2015 and February 11, 2015, a total of 977,253 service-based restricted stock units and 78,441 performance-based restricted stock units were approved for grant by the board of directors. Included in the total restricted stock awards approved for grant subsequent to December 31, 2014 were 485,784 awards which will be settled in cash upon vesting.
The total fair value of restricted stock and cash settled awards vested during 2014 was $68 million (2013: $70 million; 2012: $43 million). At December 31, 2014, we had unrecognized compensation costs of $112 million (2013: $98 million) which are expected to be recognized over the weighted average period of 2.3 years (2013: 2.4 years).
We have granted stock options under the 2003 Plans; however, none have been issued since 2005. All outstanding stock options are fully vested and exercisable, and expire ten years from the date of the grant. All outstanding options were exercised on or before January 12, 2015.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

16.	SHARE-BASED COMPENSATION (CONTINUED)

a)	Restricted Stock
The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the year ended December 31, 2014:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of year	283	$35.74	3,430	$34.72
Granted	68	44.33	1,053	44.47
Vested	—	—	(1,474)	33.83
Forfeited	(4)	44.33	(241)	36.96
Nonvested restricted stock - end of year	347	$37.34	2,768	$38.70

(1) Fair value is based on the closing price of our common shares on the New York Stock Exchange on the day of the grant.
During 2014, we granted 1,121,066 restricted stock awards (2013: 1,007,425; 2012: 2,447,700) to our employees with a weighted average grant-date fair value per share of $44.46 (2013: $39.52; 2012: $32.20).
During 2014, we incurred a compensation cost of $73 million (2013: $57 million; 2012: $68 million) in respect of all restricted stock, restricted stock units, and cash awards, and recorded tax benefits thereon of $14 million (2013: $10 million; 2012: $8 million). Compensation costs incurred in 2012 includes $20 million of accelerated and incremental expenses associated with the transition in our senior leadership. The retirement of one senior leader resulted in the modification of that leader's outstanding restricted stock awards to eliminate the previously existing service condition. The unanticipated termination without cause of another senior officer lead to the early satisfaction of employment obligations and resulted in the service condition associated with that officer's outstanding restricted stock awards being fully satisfied.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

16.	SHARE-BASED COMPENSATION (CONTINUED)

b)	Cash-settled Awards

During 2014, we also granted 1,018,083 restricted stock units that will settle in cash rather than shares when the awards ultimately vest (2013: 847,425). At December 31, 2014, the compensation expense recorded in the income statement, and corresponding liability for cash-settled awards, included in other liabilities on the Consolidated Balance Sheets, was $21 million (2013: $9 million).

c)	Stock options
The following is a summary of stock options outstanding and exercisable at December 31, 2014 and related activity for the year ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)

Outstanding and exercisable - beginning of year	213	$27.98
Granted	—	—
Exercised	(193)	27.97
Expired	—	—
Outstanding and exercisable - end of year	20	$28.02	0.0	$461

(1)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price at December 31, 2014 and the exercisable price, multiplied by the number of in-the-money-options) that would have been received by the stock option holder had all stock option holders exercised their stock options on December 31, 2014.

The total intrinsic value of stock options exercised during 2014 was $4 million (2013: $10 million) and we received proceeds of $5 million (2013: $17 million). For these exercised stock options, we issued new shares from the authorized share capital pool rather than from our treasury pool.

17.	RELATED PARTY TRANSACTIONS
The transactions listed below are classified as related party transactions as each counterparty had or has had either a direct or indirect shareholding in us or has been a board member during any period covered by the financial statements.
The collateral manager of four of our CLOs is Blackstone Debt Advisors L.P., is entitled to management fees payable by the collateralized obligations in the ordinary course of business. We also have investments in two hedge funds managed by Blackstone Alternative Asset Management, LP, who is entitled to management fees in the ordinary course of business. On June 30, 2012, Blackstone Group ceased to be a related party. Fees due or paid for the six months ended June 30, 2012 were $1 million.
In the ordinary course of business, we engage SKY Harbor Capital Management, LLC for asset management services for certain of our short duration high yield debt portfolios and StoneRiver RegEd for broker and adjuster licensing, appointment and compliance services. During 2014, total fees paid to these Stone Point Group companies were $4 million (2013: $2 million; 2012: $2 million).
We currently have $30 million committed to the NXT Capital Senior Loan Fund II. The manager of NXT Capital Senior Loan Fund II is an indirect subsidiary of NXT Capital Holdings, L.P. ("NXT Capital"). Stone Point Capital, LLC, through an affiliated fund, owns approximately 45% of NXT Capital. During 2014, fees paid to NXT Capital totaled less than $1 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

17.	RELATED PARTY TRANSACTIONS (CONTINUED)

Our Chairman, Mr. Butt, received $1 million in consulting fee payments in 2014 pursuant to the terms of a consulting agreement by and between Mr. Butt and the Company dated May 3, 2012, as amended December 5, 2013, and December 4, 2014 (2013: $1 million; 2012: nil).

18.	INCOME TAXES

Under current Bermuda law, our Bermuda domiciled companies are not required to pay any taxes in Bermuda on income or capital gains. We have received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2035. Our primary Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2011 through 2014.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2011 through 2014.
In Canada, our U.S. reinsurance company operates through a branch and our U.S. service company has an unlimited liability company subsidiary based in Canada. These Canadian operations are subject to the relevant taxes in that jurisdiction and generally remain subject to examination for tax years 2010 through 2014.
We also have subsidiaries in Ireland, the United Kingdom (U.K.), Australia and Brazil. These subsidiaries and their branches, are not under examination, but generally remain subject to examination in all applicable jurisdictions for tax years 2010 through 2014.
The following table provides an analysis of our income tax expense and net tax assets:

Year ended December 31,	2014	2013	2012

Current income tax expense (benefit)
United States	$8,411	$12,466	$4,931
Europe	16,582	9,039	8,566
Other	1	—	(174)
Deferred income tax expense (benefit)
United States	1,313	(13,976)	(10,749)
Europe	(399)	(526)	713
Other	—	(1)	—
Total income tax expense	$25,908	$7,002	$3,287

Net current tax receivables (payables)	$(11,203)	$5,689	$1,164
Net deferred tax assets	89,405	80,258	52,794

Net tax assets	$78,202	$85,947	$53,958

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

18.	INCOME TAXES (CONTINUED)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

At December 31,	2014	2013

Deferred tax assets:
Discounting of loss reserves	$59,852	$59,023
Unearned premiums	39,661	39,146
Operating loss carryforwards	26,016	20,316
Accruals not currently deductible	44,082	39,018
Other investment adjustments and impairments	4,001	7,859
Tax credits	15,412	11,886
Depreciation	—	2,410
Other deferred tax assets	1,324	2,906
Deferred tax assets before valuation allowance	190,348	182,564
Valuation allowance	(34,094)	(25,542)
Deferred tax assets net of valuation allowance	156,254	157,022

Deferred tax liabilities:
Deferred acquisition costs	(37,712)	(37,226)
Net unrealized gains on investments	(12,792)	(23,200)
Amortization of intangible assets and goodwill	(10,778)	(10,059)
Accrued market discounts	(707)	(1,151)
Equalization reserves	(3,554)	(2,080)
Other deferred tax liabilities	(1,306)	(3,048)
Deferred tax liabilities	(66,849)	(76,764)
Net deferred tax assets	$89,405	$80,258

At December 31, 2014, the total operating loss carryforwards for our Singapore and Australian branches were $110 million (2013: $115 million) and $68 million (2013: $45 million), respectively. Such operating losses are currently available to offset future taxable income of the branches and may be carried forward indefinitely in each jurisdiction. At December 31, 2014, our European subsidiaries have a $7 million (2013: $4 million) foreign tax credit which can be carried forward indefinitely. In addition, at December 31, 2014, our U.S. companies have a $8 million (2013: $7 million) alternative minimum tax credit that can be carried forward indefinitely.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

18.	INCOME TAXES (CONTINUED)

The following table provides an analysis of the movement in our valuation allowance:

At December 31,	2014	2013

Income tax expense:
Valuation allowance - beginning of year	$27,070	$33,933
Operating loss carryforwards	3,044	(794)
Capital loss carryforwards	1,262	—
Foreign tax credit	3,194	1,762
Australian CTA and accruals and rate differentials	1,052	—
Change in investment-related items	(757)	(7,831)
Valuation allowance - end of year	34,865	27,070

Accumulated other comprehensive income:
Valuation allowance - beginning of year	(1,528)	(9,359)
Change in investment-related items	757	7,831
Valuation allowance - end of year	(771)	(1,528)

Total valuation allowance - end of year	$34,094	$25,542

At December 31, 2014 and 2013, we established a full valuation allowance on: (1) operating loss carryforwards relating to branch operations in Australia and Singapore due to cumulative losses in recent years; (2) unutilized foreign tax credits available in Ireland and (3) certain other deferred tax assets related to branch operations.

Although realization is not assured, management believes it is more likely than not that the tax benefit of the recorded net deferred tax assets will be realized. Other than the items discussed above, the remaining gross deferred tax assets relate substantially to our U.S. operations. In evaluating our ability to recover these tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including historical results, operating loss carryback potential and scheduled reversals of deferred tax liabilities. Our U.S. operations have produced significant taxable income in prior periods and have deferred tax liabilities that will reverse in future periods such that we believe sufficient ordinary taxable income is available to utilize all remaining ordinary deferred tax assets. In 2014 and 2013, there were sufficient net unrealized gains to offset remaining impairments, therefore a valuation allowance on such impairments in the U.S., was not considered necessary.
There were no unrecognized tax benefits at December 31, 2014 and 2013.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

18.	INCOME TAXES (CONTINUED)

The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions as well as a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2014	2013	2012

Income before income taxes
Bermuda (domestic)	$690,517	$625,490	$485,613
Foreign	139,955	108,977	64,915
Total income before income taxes	$830,472	$734,467	$550,528

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
United States	1.8%	2.1%	0.4%
Europe	1.5%	1.0%	1.4%
Other	—%	0.3%	—%
Valuation allowance	1.1%	(0.7)%	0.6%
Net tax exempt income	(0.7)%	(1.3)%	(1.5)%
Other	(0.6)%	(0.4)%	(0.3)%
Actual tax rate	3.1%	1.0%	0.6%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

19.	OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Year ended December 31, 2014
Available for sale investments:
Unrealized investment losses arising during the year	$(22,704)	$(15,963)	$(38,667)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(141,172)	26,702	(114,470)
Unrealized investment losses arising during the year, net of reclassification adjustment	(163,876)	10,739	(153,137)
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(10,262)	—	(10,262)
Total other comprehensive loss	$(174,138)	$10,739	$(163,399)

Year ended December 31, 2013
Available for sale investments:
Unrealized investment losses arising during the year	$(169,614)	$7,782	$(161,832)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(67,156)	5,605	(61,551)
Unrealized investment losses arising during the year, net of reclassification adjustment	(236,770)	13,387	(223,383)
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(21,414)	—	(21,414)
Total other comprehensive loss	$(258,184)	$13,387	$(244,797)

Year ended December 31, 2012
Available for sale investments:
Unrealized investment gains arising during the year	$378,040	$(29,530)	$348,510
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(127,828)	11,550	(116,278)
Unrealized investment gains arising during the year, net of reclassification adjustment	250,212	(17,980)	232,232
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	510	—	510
Net change in benefit plan assets and obligations recognized in equity and reclassification adjustment	1,718	—	1,718
Total other comprehensive income	$252,440	$(17,980)	$234,460

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

19.	OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Year ended December 31,
		2014	2013	2012

Unrealized appreciation on available for sale investments
	Other realized investment gains	$172,399	$76,518	$152,062
	OTTI losses	(31,227)	(9,362)	(24,234)
	Total before tax	141,172	67,156	127,828
	Tax expense	(26,702)	(5,605)	(11,550)
	Net of tax	$114,470	$61,551	$116,278

Supplemental Executive Retirement Plans (SERPs)
Net change in benefit plan assets and obligations	General and administrative expenses	$—	$—	$(1,718)
	Tax benefit	—	—	—
	Net of tax	$—	$—	$(1,718)

(1)	Amounts in parentheses are debits to net income available to common shareholders

20.	STATUTORY FINANCIAL INFORMATION

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

The statutory capital and surplus in each of our most significant regulatory jurisdictions at December 31, 2014 and 2013 was as follows:

	Bermuda		Ireland		United States
At December 31,	2014	2013	2014	2013	2014	2013

Required statutory capital and surplus	$1,972,951	$1,996,794	$299,758	$315,258	$415,011	$385,651
Available statutory capital and surplus	$3,729,925	$3,839,840	$788,882	$792,427	$1,443,032	$1,348,861

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

20.	STATUTORY FINANCIAL INFORMATION (CONTINUED)

not cause the company to fail to meet its relevant margins is required. At December 31, 2014, the maximum dividend/distribution AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $932 million.

Our Irish subsidiaries, AXIS Specialty Europe SE and AXIS Re SE, are required to maintain minimum levels of statutory and capital surplus. At December 31, 2014, our subsidiaries were in compliance with these requirements. Our Irish subsidiaries may declare dividends out of retained earnings subject to meeting their solvency and capital requirements, which are to hold statutory capital and surplus equal to or exceeding the Required Solvency Margin ("RSM"). The RSM is calculated with reference to Solvency I regulations. The maximum dividend is limited to "profits available for distribution", which consists of accumulated realized profits less accumulated realized losses and statutory reserves. At December 31, 2014, the maximum dividend our Irish subsidiaries could pay out of retained earnings, after obtaining prior approval from the Irish regulator, was approximately $177 million.

Our U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a company falls below the control level, the commissioner is authorized to take whatever regulatory actions may be considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by our U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of our U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and may also be limited to statutory net income, net investment income or 10% of total statutory capital and surplus. At December 31, 2014, the maximum dividend that our U.S. insurance operations could pay without regulatory approval was approximately $144 million.

Our operating subsidiaries in Bermuda and the United States maintain branch offices in Singapore and Canada, respectively. Our Irish operating subsidiaries maintain branch offices in Switzerland, Australia and the United Kingdom. As branch offices are not considered separate entities for regulatory purposes, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the applicable branch offices. Our Singaporean, Australian and Canadian branch offices are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2014 and 2013, the actual capital/assets for each of these branches exceeded the relevant local regulatory requirements.

Total statutory net income of our operating subsidiaries was $884 million, $766 million, $697 million for 2014, 2013 and 2012, respectively. The differences between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary differences are that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

21.    UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

The following is an unaudited summary of our quarterly financial results:

Quarters ended	Mar 31	Jun 30	Sep 30	Dec 31

2014
Net premiums earned	$945,949	$1,000,400	$966,138	$958,517
Net investment income	82,744	114,867	66,562	78,595
Net realized investment gains	10,620	33,261	77,448	10,779
Underwriting income	108,766	126,581	113,464	112,720
Net income attributable to AXIS Capital	147,249	200,686	289,126	173,685
Net income available to common shareholders	137,227	190,664	279,104	163,663
Earnings per common share - basic	$1.26	$1.81	$2.71	$1.63
Earnings per common share - diluted	$1.24	$1.79	$2.68	$1.60

2013
Net premiums earned	$874,039	$945,873	$945,242	$941,911
Net investment income	108,908	83,112	103,429	113,863
Net realized investment gains (losses)	44,478	16,235	(4,708)	19,558
Underwriting income	170,799	9,921	153,088	94,159
Net income attributable to AXIS Capital	311,557	83,725	150,635	181,546
Net income available to common shareholders	302,816	72,447	137,121	171,524
Earnings per common share - basic	$2.59	$0.63	$1.23	$1.55
Earnings per common share - diluted	$2.55	$0.62	$1.21	$1.52

22.	SUBSEQUENT EVENTS

On January 25, 2015, the Company announced the signing of a definitive amalgamation agreement with PartnerRe Ltd. PartnerRe Ltd., through its principal operating subsidiaries, provides reinsurance and certain specialty insurance lines on a worldwide basis. The transaction is expected to close in the second half of 2015, subject to approval by the shareholders of both companies, regulatory clearance and customary closing conditions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon that assessment, the Company’s management believes that, as of December 31, 2014, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting as of December 31, 2014. This report appears below.
All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 20, 2015

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

The directors and executive officers of AXIS Capital Holdings Limited as of the date of this filing are:

Name	Age	Position
Michael A. Butt	72	Chairman of the Board of Directors
Albert A. Benchimol	57	Chief Executive Officer and President
Christopher N. DiSipio	52	Chief Executive Officer, AXIS Accident & Health
Joseph C. Henry	62	Executive Vice President and Chief Financial Officer
John D. Nichols	54	Chief Executive Officer, AXIS Reinsurance
Peter W. Wilson	55	Chief Executive Officer, AXIS Insurance
Geoffrey Bell	75	Independent Director
Jane Boisseau	69	Independent Director
Charles A. Davis	66	Independent Director
Robert L. Friedman	71	Independent Director
Christopher V. Greetham	70	Independent Director
Maurice A. Keane	73	Independent Director
Sir Andrew Large	72	Independent Director
Cheryl-Ann Lister	58	Independent Director
Thomas C. Ramey	71	Independent Director
Henry B. Smith	66	Independent Director
Alice Young	64	Independent Director
Wilhelm Zeller	70	Independent Director

Michael A. Butt has served as Chairman of the Board or a director since September 2002. Mr. Butt has over 46 years of insurance industry experience. From 1982 to 1986, Mr. Butt was the Chairman of Sedgwick Limited and Vice Chairman of the Sedgwick Group plc. From 1987 to 1992, Mr. Butt served as Chairman and Chief Executive Officer of Eagle Star Holdings plc and Eagle Star Insurance Company. From 1993 to 1998, Mr. Butt was Chief Executive Officer and President of Mid Ocean Limited. From 1998 to August 2002, Mr. Butt was a director of XL Capital Ltd. Mr. Butt also is a former director of the Farmers Insurance Group, BAT Industries and Instituto Nazionale delle Assicuranzioni. Mr. Butt also was the Chairman of the Association of Bermuda Insurers and Reinsurers from January 2008 through December 2009. In 2011, Mr. Butt was appointed as an Officer of the Order of the British Empire to commemorate his distinguished contributions over the past 20 years toward the building of the Bermuda reinsurance industry.

Albert A. Benchimol was appointed President and Chief Executive Officer of AXIS Capital Holdings Limited in May 2012 and has served as a director since January 2012. Mr. Benchimol joined the Company as Executive Vice President and Chief Financial Officer in January 2011. He formerly served as Executive Vice President and Chief Financial Officer of PartnerRe Ltd. from April 2000 through September 2010, and Chief Executive Officer of PartnerRe Ltd.’s Capital Markets Group business unit from June 2007 through September 2010. Prior to joining PartnerRe, Mr. Benchimol was Senior Vice President and Treasurer at Reliance Group Holdings, Inc. for 11 years and was previously with the Bank of Montreal from 1982 to 1989.

Joseph C. Henry joined AXIS Capital as Chief Financial Officer in June 2012. He previously had served as Executive Vice President and Chief Financial Officer of XL Insurance since 2006. From 2003 to 2006, Mr. Henry was the Global Controller for XL Global Services and the Corporate Controller for XL Capital. Prior to joining XL, he held various senior leadership positions at Meadowbrook Insurance Group including Chief Operating Officer and Chief Financial Officer. Mr. Henry began his career at KPMG where he became an Audit Partner before leaving to join the Hanover Insurance Companies as its Chief Financial Officer and Treasurer in 1987.

Christopher N. DiSipio develops and implements Accident & Health strategy worldwide. He has 29 years of experience in the insurance industry, specifically in A&H business. Prior to joining AXIS, he had been with the Chubb Corporation since 1999, most recently as the Chief Operating Officer and Senior Vice President for Life, Accident and Health. Mr. DiSipio began his insurance career in 1984 as an underwriter with CNA Insurance Company, where he helped start and subsequently led the company's international Accident & Health division.

John “Jay” D. Nichols joined the Company in April 2012 as Chief Executive Officer of AXIS Re. Mr. Nichols is the former President of RenaissanceRe Ventures Ltd., where he and his team were responsible for business development and management of RenaissanceRe’s Joint Ventures and Venture Capital businesses. In his role at RenaissanceRe, he was responsible for the formation of DaVinci Reinsurance and Top Layer Reinsurance, as well as several sidecars and other ventures. Prior to joining RenaissanceRe in 1995, Mr. Nichols held various positions at Hartford Steam Boiler, Monarch Capital and the accounting firm of Matson, Driscoll and D’Amico.

Peter W. Wilson was appointed Chief Executive Officer of AXIS Insurance in April 2014. He joined AXIS Capital in May 2013 as President of U.S. Insurance. Prior to joining the Company, Mr. Wilson served as President and Chief Operating Officer for CNA Specialty, a unit of CNA Financial Corporation, which is focused on professional and management liability, healthcare, surety and other specialized insurance products and services. During his more than 20-year tenure with CNA Financial Corporation, Mr. Wilson served in a number of leadership positions and had management responsibility for a diverse group of business units operating both in the U.S. and internationally. Prior to CNA, he served as an Executive Vice President at AIG, where he managed AIG’s commercial public D&O business in the U.S.
Geoffrey Bell has served as a director since September 2006. He currently is President of Geoffrey Bell and Company formed in 1982 as a consultant to major corporations and banks internationally providing advice on capital market transactions as well as undertaking economic, financial and country risk analysis. He is also a Founding member of the Board of Directors of the Consultative Group of International Economic and Monetary Affairs known as the Group of 30.

Jane Boisseau was elected as a director in December 2012. Ms. Boisseau is a former partner and Co-Chair of the Insurance Regulatory Department of the law firm Dewey & LeBoeuf LLP with substantial experience in a variety of insurance regulatory, compliance and transactional matters. She began her legal career in 1985 at LeBoeuf, Lamb, Leiby & MacRae, the predecessor firm to Dewey & LeBoeuf LLP. Ms. Boisseau holds a law degree from the New York University School of Law.

Charles A. Davis has served as a director since our inception. Since June 2005, Mr. Davis has been a member and the Chief Executive Officer of Stone Point Capital LLC (“Stone Point”). From 1998 until May 2005, he was with MMC Capital, Inc., a subsidiary of Marsh & McLennan Companies, Inc., serving as the Chief Executive Officer from 1999 to 2005 and Chairman from 2002 to 2005. He also served as a Vice Chairman of Marsh & McLennan Companies, Inc. from 1999 to November 2004. Prior to joining MMC Capital in 1998, Mr. Davis spent 23 years at Goldman, Sachs & Co., where, among other positions, he served as head of Investment Banking Services worldwide, head of the Financial Services Industry Group, a General Partner, a Senior Director and a Limited Partner. Mr. Davis also is a director of The Hershey Company and The Progressive Corporation.

Robert L. Friedman has served as a director since our inception. Since July 2012, Mr. Friedman has been a Senior Advisor of The Blackstone Group L.P. (“Blackstone”). From February 1999 to June 2012, he was a Senior Managing Director of that firm, and from January 2003 to August 2010 he was also its Chief Legal Officer. Prior to joining Blackstone, Mr. Friedman was a partner at Simpson Thacher & Bartlett LLP for 25 years, where he served as a senior member of that law firm’s mergers and acquisitions practice. Mr. Friedman currently serves as a director of TRW Automotive Holdings Corp, Orbitz Worldwide Inc. and YRC Worldwide Inc.

Christopher V. Greetham has served as a director since October 2006. From 1996 to 2006, he served as Chief Investment Officer of XL Capital Ltd. From 1982 to 1996, Mr. Greetham was Chief Financial Officer of OIL Insurance Ltd. and President of OIL Investment Corporation Ltd. Between 1975 and 1982, Mr. Greetham served as an investment analyst and a portfolio manager at Bankers Trust Company.

Maurice A. Keane has served as a director since September 2002. Mr. Keane formerly was the Group Chief Executive Officer of the Bank of Ireland, a position he held from 1998 until 2002. He was Deputy Group Chief Executive Officer from 1991 through 1997, having been a Managing Director since 1983. He was a member of the National Pension Reserve Fund Commission from February 2007 until December 2014. He served as a director of Irish Bank Resolution Corporation Limited (formerly Anglo Irish Bank Corporation Limited) from the time of its nationalization in January 2009 until February 2013.

Sir Andrew Large has served as a director since December 2006. He retired as Deputy Governor for Financial Stability at the Bank of England and as a member of the Bank’s Monetary Policy Committee in 2006. Prior to his appointment to the Bank of England in September 2002, he was Deputy Chairman of the Board of Barclays Bank plc from May 1998 when he also chaired the Group of 30 Project on Clearing and Settlement. From 1992 to 1997, he chaired the Securities and Investments Board in the United Kingdom. He was an investment banker from 1970 through 1990 at Orion Bank and Swiss Bank Corporation of which he was a member of the Management Board from 1987 through 1989. He began his career at British Petroleum in 1964.

Cheryl-Ann Lister was elected as a director in September 2008. Ms. Lister began her career in 1980 in the investment department of the Bank of N.T. Butterfield & Son Limited. From 1987 to 1992, she served as the manager of the investment department at Bermuda Commercial Bank. In 1992, she joined EBT Securities Limited, a privately held international investment trading company, and ultimately served as a director with responsibilities for the company’s operations in Bermuda and Brazil. From 1999 through 2006, Ms. Lister served in both the Chairperson and Chief Executive Officer roles at the Bermuda Monetary Authority, which is responsible for regulating and supervising financial institutions in Bermuda. Ms. Lister was a founding member and President of the Bermuda Society of Financial Analysts and served as a Governor for the Association of Investment Management and Research (now the CFA Institute). She also served as President of the International Society of Financial Analysts. Ms. Lister currently serves as a consultant to the Bermuda Ministry of Justice on matters relating to anti-money laundering and anti-terrorism financing, is the Chairperson of the National Anti-Money Laundering Committee and serves as a director of FIL Limited.

Thomas C. Ramey was elected as a director in July 2009. Mr. Ramey was Chairman and President of Liberty International, a wholly owned subsidiary of Liberty Mutual Group, from 1997 to 2009. He also served as Executive Vice President of Liberty Mutual Group from 1995 through 2009. Prior to joining Liberty, he was President and Chief Executive Officer of American International Healthcare, a subsidiary of AIG, and founder and President of an international healthcare trading company. He is currently a trustee of the Brookings Institution. Mr. Ramey was formerly a Director of The Warranty Group, the International Insurance Society, the Coalition of Services Industries and Chairman of the International Fund for Animal Welfare. He was also formerly a member of the Chongqing, China Mayor’s International Advisory Council.

Henry B. Smith has served as a director since May 2004. Mr. Smith served as the Chief Executive Officer and President of W.P. Stewart & Co., Ltd. from May 2005 to March 2006. Mr. Smith is the former Chief Executive Officer of the Bank of Bermuda Limited, a position he held from March 1997 until March 2004. He joined the Bank of Bermuda in 1973 as a management trainee and held various senior positions within the Bank of Bermuda, including Executive Vice President and Chief Operations Officer, Executive Vice President, Europe and Senior Vice President and General Manager, Retail Banking.

Alice Young was elected as a director in February 2013. From 1994 until her retirement in 2015, Ms. Young served as a partner at the international law firm Kaye Scholer LLP and also as Chairperson of the firm’s Asia Pacific practice. She has extensive experience advising multinational entities and entrepreneurs on their business and investment activities in the United States and Asia. Ms. Young also serves as a member of the Board of Directors and on the Executive and Examining Committees of Mizuho Trust & Banking Co. (USA); as a Lifetime Trustee of the Aspen Institute and Trustee of The Asia Foundation; and as an Associate Fellow of Davenport College, Yale University. Ms. Young is also a member of the Council on Foreign Relations, Committee of 100, Asia Society, the US-China Business Council and Japan Society.

Wilhelm Zeller was elected as a director in July 2009. From 1996 to June 2009, Mr. Zeller served as the Chairman of the Executive Board of Hannover Re. Prior to joining Hannover Re, he was a member of the Executive Board of Cologne Re from 1977 through 1995. In 1995, he was also a member of the Executive Council of General Re Corporation, the new

principal shareholder of Cologne Re. From 1970 through 1977, Mr. Zeller served as the head of the Casualty Department and International Department Non-Life at Zurich Insurance Company. A NACD board leadership fellow, he currently is a corporate director and consultant, serving as a director of EIS Group Ltd. and Towers Watson & Co.

Corporate Governance Highlights

Corporate governance is an area of significant focus for our Board and is a critical component to our success in driving sustained shareholder value. Highlights of our corporate governance standards are provided below:

•	Majority vote standard for election of directors. Each director must be elected by a majority of votes cast, not a plurality.	•	Independent lead director.
•	No “over-boarding”. None of our directors serve on the board of directors of more than three other publicly-held corporations.	•	Shareholders holding 10% or more of our outstanding stock have the right to call a special meeting.
•	Shareholder engagement. We engage with our shareholders to better understand their perspectives.	•	Majority independent Board. Our Board comprises all independent directors, except our CEO and Chairman.
•	Regular Board and committee self-evaluation process.	•	Independent Audit, Compensation and Corporate Governance and Nominating Committees.
•	No hedging the economic risk of owning AXIS stock or pledging of AXIS stock for loans or other obligations.	•
Robust Code of Business Conduct. AXIS is committed to operating our business with the highest level of ethical conduct and has adopted the Code of Business Conduct that applies to all employees as well as the Board of Directors. Our Code of Business Conduct is available at www.axiscapital.com.

Director Independence

Our Board currently consists of 14 directors, of whom 12 are independent directors. The Board has affirmatively determined that each of Messrs. Bell, Davis, Friedman, Greetham, Keane, Large, Ramey, Smith and Zeller and Mmes. Boisseau, Lister and Young is independent as defined in the listing standards of the NYSE and in accordance with the Company’s Corporate Governance Guidelines. Mr. Benchimol serves as our Chief Executive Officer and President and therefore is not independent. Similarly, because Mr. Butt was an employee of the Company until his May 3, 2012 retirement, and he currently serves as a consultant to the Company, he is not independent under the NYSE listing standards. Mr. Butt continues to serve as Chairman of the Board in his capacity as a non-management director. The Board has made these determinations based primarily on a review of the responses of the directors to questions regarding employment and compensation history, family relationships and affiliations and discussions with the directors.

With respect to Mr. Charles A. Davis, the Board reviewed his current relationship with Stone Point, assets that we currently have under management with affiliates of Stone Point and contracts for services we have with affiliates of Stone Point. The Board determined that none of these relationships constitute a material relationship with us as defined in the listing standards of the NYSE.

Board Committees

Our Board maintains Executive, Audit, Compensation, Corporate Governance and Nominating, Finance and Risk Committees. Current copies of the charter for each of these committees, as well as our Corporate Governance Guidelines, are available on our website at www.axiscapital.com. The table below provides current membership and meeting information for each committee. In addition, the table identifies the independent directors, as determined by our Board in February 2015, within the meaning of the NYSE listing standards, applicable SEC regulations and our Corporate Governance Guidelines.

Name	Executive	Audit	Compensation	Corporate Governance and Nominating	Finance	Risk	Independent Director
Mr. Bell			Member		Member	Member	X
Mr. Benchimol	Member
Ms. Boisseau		Member		Member			X
Mr. Butt	Member
Mr. Davis	Member				Chair		X
Mr. Friedman			Member		Member		X
Mr. Greetham			Member		Member	Chair	X
Mr. Keane		Member		Member		Member	X
Sir Andrew Large				Member		Member	X
Ms. Lister				Member		Member	X
Mr. Ramey		Chair	Member				X
Mr. Smith	Chair	Member	Chair	Chair			X
Ms. Young		Member		Member			X
Mr. Zeller					Member	Member	X
2014 Meetings	1	8	6	4	4	5

Executive Committee. The Executive Committee may exercise the authority of the Board when the entire Board is not available to meet, except in cases where the action of the entire Board is required by our memorandum of association, our bye-laws or applicable law.

Audit Committee. The Audit Committee has general responsibility for the oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications and independence and the performance of our internal audit functions and independent auditors. The Committee appoints, retains and determines the compensation for our independent auditors, pre-approves fees and services of the independent auditors and reviews the scope and results of their audit. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each member of the Audit Committee is a non-management director and is independent as defined in the listing standards of the NYSE, our Corporate Governance Guidelines and under the Exchange Act. Our Board has determined that Mr. Ramey qualifies as an audit committee financial expert pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

Compensation Committee. The Compensation Committee establishes compensation for our Chief Executive Officer and certain other executives in light of our established corporate performance goals and makes recommendations to our Board with respect to overall officer, management and employee compensation policies, incentive compensation plans, equity-based plans and director compensation. Each member of this Committee is a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and is independent as defined in the listing standards of the NYSE.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee takes a leadership role in shaping our corporate governance by identifying and proposing qualified director nominees, overseeing the purpose, structure and composition of our Board committees, overseeing the annual evaluation of the Board and its committees and periodically reviewing our Code of Business Conduct and Corporate Governance Guidelines. Each member of this Committee is a non-management director and is independent as defined in the listing standards of the NYSE.

Finance Committee. The Finance Committee oversees the finance function of the Company, including the investment of funds and financing facilities. It also is responsible for establishing our investment policies and guidelines, reviewing the selection of investment managers, evaluating the performance of investment managers, monitoring the need for additional financing and ensuring compliance with outstanding debt facility covenants.

Risk Committee. The Risk Committee assists the Board in its oversight of risks to which the Company is exposed and to monitor our compliance with our aggregate risk standards and risk appetite. The Risk Committee also evaluates compensation practices to determine whether our policies and plans are consistent with the Company’s risk framework and do not encourage excessive risk taking.

Meetings of the Board and its Committees

Pursuant to our Corporate Governance Guidelines, we expect directors to attend all meetings of our Board, all meetings of all committees of the Board on which they serve and each annual general meeting, absent exigent circumstances. Our Board met nine times during the year ended December 31, 2014. No director attended fewer than 75% of the aggregate of the total number of meetings of the Board and the total number of meetings of all committees of the Board on which the director served (during the period that each director served on the Board or such committee(s). All of our directors attended our 2014 Annual General Meeting.

Meetings of Non-Management Directors

The Board believes that one of the key elements of effective, independent oversight is that the independent directors meet in executive session on a regular basis without the presence of management. In 2014, as part of the agenda for each of the five regularly scheduled Board meetings, the independent directors met in executive session with the Lead Independent Director presiding at such meetings.

Lead Independent Director

The Board believes that the role of Lead Independent Director enhances effective governance. The Company’s Corporate Governance Guidelines provide that the non-management directors will elect a Lead Independent Director for a three-year term of office or until his or her successor shall be duly appointed. The Lead Independent Director may serve for a maximum of two consecutive three-year terms. Mr. Smith has served as Lead Independent Director since May 2012. In addition to presiding at executive sessions of the non-management directors as well as all meetings at which the Chairman is not present, the Lead Independent Director’s duties include:

•	providing input on meeting scheduling, agendas and information that is provided to the Board;

•	acting as a liaison between the independent directors and the Chairman;

•	recommending, as appropriate, that the Board retain consultants who will report directly to the Board; and

•	consulting and communicating with major shareholders on a per request basis.
Board Leadership Structure
The Board believes that the decision of whether to combine or separate the positions of Chief Executive Officer and Chairman will vary company to company and depends upon a company’s particular circumstances at a given point in time. For our Company, the Board currently believes that separating the Chief Executive Officer and Chairman positions is the appropriate leadership structure and is in the best interests of our shareholders. In addition, the Board also believes that AXIS’s leadership structure does not affect the Board’s role in risk oversight of the Company. Accordingly, Mr. Butt serves as our Chairman of the Board, while Mr. Benchimol serves as our Chief Executive Officer and President. Our Board believes that this structure best encourages the free and open dialogue of alternative views and provides for strong checks and balances. Additionally, Mr. Butt’s attention to Board and committee matters allows Mr. Benchimol to focus more specifically on overseeing the Company’s day-to-day operations and underwriting activities as well as strategic opportunities and planning.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees, including our Chief Executive Officer and President, our Chief Financial Officer and our Controller. Our Code of Business Conduct and our Corporate Governance Guidelines are available on our website at www.axiscapital.com. We intend to disclose on our website any required amendment to, or waiver of, a provision of the Code of Business Conduct that applies to our Chief Executive Officer and President, our Chief Financial Officer or our Controller. In addition, waivers of the Code of Business Conduct for our directors and executive officers may be made only by our Board or the Corporate Governance and Nominating

Committee and will be promptly disclosed to shareholders on our website in accordance with the listing standards of the NYSE.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines which, along with our Code of Business Conduct and the charters of the committees of our Board of Directors, provide a framework for the corporate governance of the Company addressing matters such as director qualification standards, director responsibilities and duties and the compensation of our directors. Our Corporate Governance Guidelines and the charters for each of the committees of our Board of Directors are available on our website at www.axiscapital.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the NYSE reports on Forms 3, 4 and 5 concerning their ownership of the common shares and other equity securities of the Company. Under SEC rules, we must be furnished with copies of these reports.

Based on our review of these reports, we believe that all of our directors, executive officers and shareholders who are required to file reports filed all of such reports on a timely basis during the year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Named Executive Officers
The Compensation Discussion and Analysis section which follows explains the Company’s executive compensation program as it relates to our named executive officers (the “NEOs”) whose compensation information is presented in the tables following this discussion in accordance with SEC rules. Our NEOs for 2014 were:

Albert A. Benchimol	Chief Executive Officer and President (“CEO”)
Christopher N. DiSipio	Chief Executive Officer, AXIS Accident & Health
John W. Gressier (1)	Former Chief Operating Officer
Joseph C. Henry	Chief Financial Officer (“CFO”)
John D. Nichols	Chief Executive Officer, AXIS Reinsurance
Peter W. Wilson	Chief Executive Officer, AXIS Insurance

(1)
On June 23, 2014, Mr. Gressier provided notice to the Company of his voluntary resignation effective June 30, 2015 and his then-current responsibilities were distributed among other executive officers.

Executive Summary

2014 Business Highlights

For AXIS, 2014 was a year of achievement of numerous key objectives and continued progress in pursuing the following four strategic initiatives previously established by our CEO:

•	Investing in our people and culture

•	Delivering diversified growth

•	Optimizing our enterprise-wide risk portfolio

•	Enhancing operational excellence

Financially, 2014 was a year of solid profitability. Gross premiums written were flat for the full year in response to the more competitive market. In many of our operations, we consolidated our position and, in others for which we could reasonably expect more attractive returns such as accident and health, we achieved significant growth. Despite competitive markets and a difficult interest rate environment, we grew our book value and improved our return on equity. We rewarded investors by again returning an amount in excess of our operating profits through dividends and buybacks. AXIS finished the year with net income available to common shareholders of $771 million ($684 million in 2013), or $7.29 per diluted common share ($5.93 per diluted common share in 2013). Additionally, diluted book value per share, or DBVPS, increased year over year by 11% to $50.63 per share and we achieved a return on average common equity, or ROACE, of 14.8%. For 2014, our value creation, or growth in DBVPS adjusted for common share dividends declared, was 12.9%. With respect to the financial metrics used within our executive incentive plans, as described in more detail below, AXIS achieved an annual operating ROACE of 10.8%, which equated to 108% of our 2014 operating ROACE target of 10%. In addition, we grew our 24-month DBVPS by 14.5% compared to 17.0% for our peer group median as of September 30, 2014, our annual measurement date for this metric.

As for our Company non-financial objectives, the following are among the highlights of our achievements during 2014 in advancing our strategic initiatives and were considered in evaluating the non-financial performance of our NEOs:

•	Continued strong growth in our AXIS Accident and Health line of business, supporting achievement of full operating leverage in the unit

•	Meaningful progress on targeted portfolio enhancements for underperforming businesses

•
Focus on profitable growth opportunities, with the recruitment of a new Medical Malpractice team, expansion of our U.S. casualty efforts and the first full year of our AXIS Syndicate 1686 Lloyd’s underwriting platform

•	Enhanced marketing efforts through the development of our broker and distribution management function

•	Advancement of our third party capital activities, including a number of transactions that supported risk management objectives and delivered non-risk bearing revenue for the year

•	Increased activity in evaluating strategic partnership opportunities, including mergers, acquisitions and other strategic investments, to support achievement of corporate goals

•	Delivered on risk management initiatives that support the achievement of a best-in-class risk management culture throughout the Company

•	Progressed a number of initiatives supporting the achievement of enhanced usage of data and analytics throughout the Company, including the in-sourcing of our reserving function

•	Introduced new business initiatives intended to provide further balance and diversification to our underwriting portfolios and designed to reduce volatility in our results

•	Continued progress in delivering on critical information technology projects and an efficient and effective outsourced service delivery system

•	Meaningful progress on expense management initiatives

•	Effected further enhancements to our compensation practices and policies to improve alignment of our compensation with our performance, and, therefore, shareholder’s interests

•	Continued investment in a training and development initiative designed to enhance the capabilities of our staff and improve staff retention

Based on these results, the Compensation Committee approved the following with respect to the 2014 performance year:

•	No change to base salaries in 2014 for our NEOs

•	Bonuses awarded to our NEOs ranging between 100% and 120% of target

•	Equity grants for our NEOs granted at 90% of target, with vesting for 50% of the awards subject to satisfying Company specified performance conditions

Shareholder Outreach

Following the 2013 Annual General Meeting of Shareholders and in connection with designing the 2014 executive compensation program, the Company actively solicited feedback from shareholders on their concerns with our executive compensation program and any other matters of importance. As part of that outreach effort, our Compensation Committee Chairman and Lead Independent Director, as well as members of senior management, met with a number of the Company’s largest shareholders. After carefully considering the feedback received during the shareholder outreach efforts, we made significant changes to the 2014 executive compensation program, as disclosed in our 2014 Proxy Statement.

At the 2014 Annual General Meeting of Shareholders, more than 79% of our shareholders voted to approve the Company’s 2014 executive compensation program for our NEOs. We believe that these voting results reflect our shareholder’s endorsement of the structural changes made for the 2014 executive compensation program and the current direction of our executive compensation program.

Although we are pleased with the voting results at the 2014 Annual General Meeting of Shareholders, we continue to implement our planned changes and maintain an open dialogue with our shareholders to identify ways to further refine and improve our executive compensation program. Also, the Compensation Committee’s decisions to make the specific additional changes described below illustrate our ongoing efforts to better align the executive compensation program with shareholder interests. We are confident that our program effectively addresses shareholder concerns, promotes our business strategy and directly aligns pay with performance.

Executive Compensation Program Changes for 2014

In February 2014, the Compensation Committee adopted the 2014 Executive Annual Incentive Plan (the “2014 Annual Incentive Plan”). Under this plan, our sole financial metric for bonus awards is operating ROACE, eliminating the growth in DBVPS metric, which is now only used to evaluate grants and payouts of equity awards. This change resulted in distinct financial metrics for our 2013 Executive Long-Term Equity Compensation Program (the "2013 Equity Program") and 2014 Annual Incentive Plan, which we have been advised represents a compensation program design best practice. Further, the Compensation Committee approved the introduction of business unit financial performance metrics within our 2014 Annual Incentive Plan and adjusted the weightings of the metrics for our business unit and corporate function leaders, further enhancing the correlation between executive pay and performance.

Previously Implemented Changes

The structural changes to our executive compensation program described above are in addition to the following best practices previously approved and implemented by the Compensation Committee that are intended to align executive compensation with the long-term interests of our shareholders:

✓	Fixed-dollar equity targets. We converted equity targets from a fixed number of shares or units to a fixed-dollar target allowing for closer targeting of market pay levels.	✓
Equity awards adjust based on performance. Our performance-vesting equity awards are adjusted at the time of vesting and our time-vesting equity award targets are adjusted at the time of grant, in both cases based on growth in diluted book value per share over a three-year period as compared to our peers.

✓
Equity awards split between performance-vesting and time-vesting awards. Beginning in 2014, equity grants for our NEOs and other senior executives (other than our CEO, who did not receive an annual equity award in 2014) are split evenly between performance-vesting and time-vesting awards.

		✓	Stock ownership guidelines. We maintain stock ownership guidelines and holding requirements that apply to our senior executives to encourage a long-term focus in managing our business.
✓	No tax gross-ups. The employment agreements for our NEOs do not contain excise tax gross-up provisions and we do not provide other tax gross-ups beyond what is generally available for all employees.	✓
Double-trigger in the event of a change-in-control. We replaced “single-trigger” change-in-control vesting provisions within our equity program to ensure that awards will only vest automatically upon a change in control of the Company if the employee is subsequently terminated.

✓	Independent compensation consultant. Our Compensation Committee engages an independent compensation consultant that reports directly to them.	✓
No hedging or pledging of AXIS stock. Our Insider Trading Policy prohibits all employees and directors from hedging the economic risk of owning AXIS stock or pledging AXIS stock for loans or other obligations.

✓
Cash-settlement for a portion of equity awards. Implemented cash-settlement at vesting for 50% of each equity award, excluding awards to our NEOs, in order to reduce the overall number of equity awards utilized, or burn rate, under our equity plan.

		✓	Clawback Policy. Our executive compensation Clawback Policy allows us to recoup compensation paid to our NEOs under certain circumstances.
✓	No individual executive retirement plans.	✓	Limited executive perquisites.

Executive Compensation Philosophy

At AXIS, our mission is to become the leading diversified global specialty insurance and reinsurance company as measured by quality, sustainability and profitability. Accordingly, it is critical that we recruit, retain and motivate the best talent in the global marketplace. To achieve these goals, we have designed our executive compensation programs to retain and award leaders who create long-term value for our shareholders. The combination of fixed and variable compensation that we pay to our NEOs is structured to reward above-median performance with above-median levels of compensation and conversely, to provide below-median compensation for below-median performance. A large portion of our NEOs’ compensation is variable, or “at risk”, and consists of annual incentive awards and long-term equity awards, while the fixed component of their compensation is designed to reflect their significant level of responsibility and overall contributions to our success. In addition to leading the Company’s day-to-day underwriting and operating activities, our NEOs manage and lead a team of senior professionals that we believe is one of the strongest teams in our industry. The significant diversity of our operations and successful management of these operations ultimately serve to maintain our capital and drive long-term shareholder returns. Therefore, we have designed our NEOs’ compensation to reflect this situation, both to compensate them for the functions they perform and to ensure that their compensation is connected to the successes attributable to their skills and responsibilities. The primary consideration for our compensation decisions continues to be the assessment of our overall financial performance based on certain short-term and long-term financial metrics. For 2014, our incentive compensation programs were tied to Company financial performance and both Company and individual non-financial performance.

Company and Business Unit Financial Metrics

The financial metrics against which we measure our Company performance against are operating ROACE and growth in DBVPS as compared to our peer group. We believe operating ROACE represents an appropriate short-term measure as it reflects the rate of return the Company is earning on its capital and surplus. Generally, the higher the return, the greater use the Company is making of the funds invested by its shareholders, assuming risk is measured and managed appropriately. As for our long-term Company financial performance measure, we use growth in DBVPS adjusted for dividends as compared to our peers, as we believe that the evidence demonstrates that this measure best reflects long-term financial success for insurers and reinsurers. Each year, the Compensation Committee sets a target operating ROACE after considering the Company’s business plan for the current year. Under our growth in DBVPS metric, “target” performance is achieved only if the Company achieves growth at or above the 60th percentile of our peer group. Under our 2014 Annual Incentive Plan we use operating ROACE as the sole Company financial performance metric. Additionally, our 2014 Annual Incentive Plan incorporates a business unit financial metric to further enhance the pay-for-performance linkage for our business unit CEOs. Similarly, beginning in 2014, the growth in DBVPS metric was used as the sole Company financial performance measure under our equity program.

Company and Individual Non-Financial Metrics

Our CEO establishes the Company’s non-financial objectives, as described under the “2014 Business Highlights” section above. Our CEO evaluates and makes a recommendation to the Compensation Committee on the performance of the NEOs against these objectives. The Compensation Committee in turn reviews the individual performance of each NEO, considers the recommendations from our CEO (except with regard to his own individual performance) and makes a final determination for this element of each NEO’s compensation.

In summary, the Company made significant changes in both 2013 and 2014 to enhance the link between incentive compensation and Company, business unit and individual performance, as described in detail under “Executive Summary,” “Annual Incentive Awards” and “Long-Term Incentive Awards” in this Compensation Discussion and Analysis section. These changes reflect feedback from our shareholders, shareholder advisory services and compensation consultants along with market data and analysis in an effort to better align our executives’ compensation with the best interests of our shareholders.

Compensation Committee Process

Under our Compensation Committee’s charter, the Committee sets the CEO’s annual compensation after evaluating his performance under corporate goals and objectives set by the Committee each year. The Compensation Committee also has the authority to:

•	approve initial offers of employment for senior executives;

•	make recommendations to the Board regarding compensation programs and policies affecting our executives as well as our other employees;

•	make recommendations on the form and amount of director compensation;

•	approve all equity awards to our executives and set the pool for all other equity awards; and

•	approve the design of our incentive and equity compensation plans and any changes or amendments to those plans.

Our Compensation Committee generally receives proposals and information from our Chief Human Resources Officer and CEO for their consideration regarding executive compensation and also receives input from our Chief Human Resources Officer and the Compensation Committee’s independent consultant, as necessary, regarding director compensation. The Compensation Committee is permitted to delegate any of its responsibilities to subcommittees in its discretion, but to date has not done so.
At the beginning of each calendar year, our Compensation Committee:

•	reviews the incentive plan results from the prior year;

•	makes final determinations regarding salaries for the current year;

•	approves equity awards and incentive cash payments for prior-year performance;

•	establishes the performance goals under the incentive plans for the current year;

•	approves the Compensation Committee’s report for our proxy statement or Form 10-K; and

•	conducts a self-assessment.

Mid-year, the Compensation Committee reviews the compensation consultant’s report regarding our executive compensation program and reviews our employee compensation programs. In the fall of every year, the Compensation Committee reviews our director compensation program, approves any needed changes to the director compensation program and conducts a preliminary assessment of our performance for the year. Our Compensation Committee generally meets at the end of each calendar year to make preliminary decisions regarding the salaries for the next calendar year and to determine the equity awards and incentive cash payments that will be made at the beginning of the next calendar year, subject to final year-end results. In February of the following year, and before any awards are distributed, the Compensation Committee considers the final audited year-end financial results and either confirms or adjusts the preliminary awards accordingly based upon their review.

Risk Management and Compensation

In line with the Company's Compensation Risk Standard, the Compensation Committee seeks to ensure that our executive compensation program does not encourage executives to take risks that are inconsistent with the long-term success of the Company. The Compensation Committee believes that AXIS’s executive compensation program does not encourage inappropriate risk-taking. Specifically, the annual incentive pool for the Company’s 2014 Annual Incentive Plan is tied to our operating ROACE, which ensures that our shareholders’ long-term interests are at the forefront of decision-making for our employees and NEOs.

Additionally,

•
our Compensation Committee retains downward discretion in overseeing our compensation programs, such that meaningful reductions in compensation are possible if our financial results do not meet our expectations, as was the case in 2011 when no annual bonuses were paid to our NEOs, or if our risk management policies or tolerances have been breached;

•	our executive compensation Clawback Policy ensures that our executives are not inappropriately rewarded in the event that we are required to restate our financial results, as described above;

•	our stock ownership guidelines are designed to ensure that the long-term interests of our executives are aligned with those of our shareholders; and

•	our Compensation Committee retains an independent compensation consultant, apart from the consultant retained by management, as discussed in detail below.

Compensation Committee Consultant

Our Compensation Committee has sole authority to select, retain and terminate any consultants or advisors used to provide independent advice to the Compensation Committee and evaluate executive compensation, including sole authority to approve the fees and any other retention terms for any such consultant or advisor. The Compensation Committee engaged Pearl Meyer & Partners (“PM&P”) as its independent compensation consultant for 2014 to assist in establishing compensation policies and programs. During 2014, PM&P:

•	reviewed and advised the Compensation Committee on matters concerning compensation of the CEO and our other NEOs;

•	prepared formal presentations for the Compensation Committee in May 2014 regarding executive compensation; and

•	reviewed director compensation biennially, with its last review and formal report occurring in September 2014.

PM&P did not provide any services to the Company or any of the Company’s affiliates other than advising the Compensation Committee on director and executive officer compensation. In February 2014, the Compensation Committee evaluated whether any work performed by PM&P raised any conflict of interest and determined that it did not.

In December 2014, the Compensation Committee engaged Farient Advisors LLC as its independent compensation consultant for 2015.

From time to time, management also engages its own external compensation consultant to advise it with regard to our compensation programs generally, prepare reports that compare our compensation programs to those of peer companies and help ensure the competitiveness and appropriateness of our compensation programs. While the external compensation consultant has acted as management’s compensation consultant for general compensation programs in various capacities with respect to our employees worldwide, and assists management with regard to its compensation recommendations for our executive officers, the Compensation Committee has separately engaged PM&P and Farient Advisors LLC as its independent compensation consultants to avoid any conflicts of interest.

2014 Peer Benchmarking

Although AXIS gives careful consideration to each element of total compensation, we evaluate our competitive position with respect to our NEOs on a total direct compensation basis, which consists of base salary and short and long-term incentives. We consider market pay practices when setting executive compensation, as the Compensation Committee uses benchmarking to guide decision-making with respect to executive pay levels. As a part of its evaluation, PM&P provided executive compensation data, information on current market practices and alternatives to consider when determining compensation for our NEOs. In 2014, PM&P benchmarked our executive compensation program design, executive pay, and performance against a peer group of insurance and reinsurance companies listed below that are publicly traded and comparable to AXIS in product offerings, market segment, geography, annual revenues, premiums, assets and market value. The Committee reviews the composition of the peer group with its independent compensation consultant annually.

Peer Group Companies

•	ACE Limited

•	XL Group plc

•	Everest Re Group, Ltd.

•	PartnerRe Ltd.

•	Arch Capital Group Ltd.

•	Endurance Specialty Holdings Ltd.

•	Platinum Underwriters Holdings, Ltd.

•	Renaissance Re Holdings Ltd.

•	Aspen Insurance Holdings Limited

•	Allied World Assurance Company Holdings, Ltd.

•	Validus Holdings Ltd.

Key Components of Compensation

The following table lists the elements of target direct compensation for our 2014 executive compensation program. The program uses a mix of fixed and variable compensation elements and provides alignment with both short- and long-term business goals through annual and long-term incentives. Our incentives are designed to drive overall Company and individual performance using financial and non-financial measures the Committee believes are correlated to gains in shareholder value. The Committee establishes the performance measures and ranges of performance for the variable compensation elements. For 2014, the Committee also introduced business unit performance as an additional performance metric for our business unit leaders.

	Component	Purpose
Fixed	Base Salary	• Attract and retain executives • Compensate executives for level of responsibility and experience
Variable	Annual Incentive Awards
• Reward achievement of annual Company financial and non-financial objectives, which include individual and, for 2014, business unit performance goals
• Promote accountability and strategic decision-making

	Long-Term Incentive Awards	• Align the interests of our NEOs with those of our shareholders by rewarding the achievement of long-term goals • Encourage strategic decision-making • Promote accountability • Retain key executives

Base Salary

Salaries are the most basic form of compensation and are integral to any employment arrangement. Our main consideration in determining base salaries is to remain competitive. We also seek to balance a logical salary structure within the Company globally with the demands of the market for executive talent. A competitive salary allows us to attract and retain key staff. In addition, salaries enable our NEOs to maintain an appropriate standard of living in the locations where we operate and, accordingly, base salaries differ by geographic location.

Placement of our NEOs within a salary range is based on the market data for an individual’s position, the candidate’s historical compensation, geographic location, individual performance and the Compensation Committee’s determination of competitiveness and appropriate levels based on the CEO’s recommendations (other than with respect to his own salary).

The base salary for Mr. Benchimol was established in May 2012 when he was appointed as our CEO and President after previously serving as our Chief Financial Officer and is reflective of his increased level of responsibility. Mr. Benchimol’s salary was determined by the Compensation Committee, after review of peer company chief executive officer compensation, and was set at and remains $1.1 million per year. Messrs. DiSipio, Gressier, Henry, Nichols and Wilson’s salaries are governed by their employment agreements within the salary structure discussed above.

The CEO recommends annual salary increases, if any, for our NEOs (except for himself) at the end of each calendar year. The Compensation Committee reviews and approves the increases, if any, using the guidelines described above. The Compensation Committee reviews and evaluates the performance of the CEO and approves any changes to his salary. Those decisions are then reviewed and ratified by the independent directors of our Board.

The following table reflects the Compensation Committee’s decision to make no changes to our NEOs’ base salaries for 2015:

Name	FY 2014 Base Salary	FY 2015 Base Salary
Albert A. Benchimol	$1,100,000	$1,100,000
Christopher N. DiSipio	$500,000	$500,000
John W. Gressier	£600,000	£600,000 (1)
Joseph C. Henry	$565,000	$565,000
John D. Nichols	$900,000	$900,000
Peter W. Wilson	$800,000	$800,000
(1) On June 23, 2014, Mr. Gressier provided notice to the Company of his voluntary resignation effective June 30, 2015.

Annual Incentive Awards

Annual incentive compensation for our NEOs is provided under our 2014 Annual Incentive Plan adopted by our Compensation Committee in February 2014. The 2014 Annual Incentive Plan is intended to provide for more formulaic annual incentive payouts to our NEOs and serves as a critical tool for rewarding the achievement of our annual corporate goals.

In order to achieve a competitive total compensation package, we established individual annual incentive targets expressed as a percentage of salary for each NEO. Annual incentive targets for our NEOs are governed by the terms of their employment agreements, but are not guaranteed. The individual annual incentive targets for our NEOs for 2014 and 2015 are as follows:

Name	2014 Bonus Target	2015 Bonus Target
Albert A. Benchimol	175%	175%
Christopher N. DiSipio	80%	100%
John W. Gressier	135%	N/A (1)
Joseph C. Henry	100%	100%
John D. Nichols	125%	125%
Peter W. Wilson	125%	125%
(1) On June 23, 2014, Mr. Gressier provided notice to the Company of his voluntary resignation effective June 30, 2015.

To further strengthen the link between pay and performance, in February 2014, the Compensation Committee made changes to the metrics used to determine our NEOs’ annual incentive compensation. The annual incentive compensation is determined based on operating ROACE and business unit financial metrics and Company, business unit and individual non-financial metrics, as follows:

•
For the operating ROACE metric, payout factors ranged from 0% to 200%, with 10% operating ROACE yielding 100% of target payout and 20% operating ROACE yielding a 200% of target payout and pro-rata funding based on other operating ROACE results.

•	For the achievement of Company non-financial metrics, business unit financial metrics (where applicable) and individual non-financial metrics, payout factors can also range between 0% and 200%.

Additionally, the Compensation Committee approved 2014 weightings for each of these metrics for our CEO and other NEOs as follows:

Metric	Financial Metric Weighting	Non-Financial Weighting	Business Unit Financial Metric Weighting
CEO	85%	15%	N/A
Business Unit Leaders	50%	20%	30%
Corporate Function Leaders	75%	25%	N/A

 Performance Results & Payouts

With respect to our financial goals for the year, AXIS achieved an annual operating ROACE ("OROACE") of 10.8%, which resulted in a payout factor of 108%. For the business unit financial metric, payout factors ranged from 70% to 135%. For non-financial metrics, payout factors ranged from 125% to 140%, based on Company performance and each NEO’s relative contribution to the advancement of our strategic initiatives, as described in the 2014 Business Highlights section above.

The combined, adjusted weighting for all metrics resulted in bonus payments to our NEOs ranging from 100% to 120% of their 2014 bonus targets. The tables below illustrate the calculation used for each of our NEOs under the 2014 Annual Incentive Plan to determine bonus payouts:

Albert A. Benchimol
2014 Metric	Payout Factor	x Weighting	= Adjusted Weighting	X Target Bonus	= Bonus Payout
OROACE	108%	85%	91.8%	$1,925,000	$1,767,150
Non-Financial	125%	15%	18.8%		$360,938
TOTAL			110.6%		$2,128,088

Christopher N. DiSipio
2014 Metric	Payout Factor	x Weighting	= Adjusted Weighting	X Target Bonus	= Bonus Payout
OROACE	108%	50%	54.0%	$400,000	$216,000
Business Unit Financial	130%	30%	39.0%		$156,000
Non-Financial	125%	20%	25.0%		$100,000
TOTAL			118.0%		$472,000

John W. Gressier
2014 Metric	Payout Factor	x Weighting	= Adjusted Weighting	X Target Bonus (1)	= Bonus Payout
OROACE	100%	75%	75.0%	$1,262,500	$946,875
Non-Financial	100%	25%	25.0%		$315,625
TOTAL			100.0%		$1,262,500

(1)	Converted from pounds sterling based on December 31, 2014 exchange rate of 1.5586418347

Joseph C. Henry
2014 Metric	Payout Factor	x Weighting	= Adjusted Weighting	X Target Bonus	= Bonus Payout
OROACE	108%	75%	81.0%	$565,000	$457,650
Non-Financial	140%	25%	35.0%		$197,750
TOTAL			116.0%		$655,400

John D. Nichols
2014 Metric	Payout Factor	x Weighting	= Adjusted Weighting	X Target Bonus	= Bonus Payout
OROACE	108%	50%	54.0%	$1,125,000	$607,500
Business Unit Financial	135%	30%	40.56%		$456,300
Non-Financial	125%	20%	25.0%		$281,250
TOTAL			119.6%		$1,345,050

Peter W. Wilson
2014 Metric	Payout Factor	x Weighting	= Adjusted Weighting	X Target Bonus	= Bonus Payout
OROACE	108%	50%	54.0%	$1,000,000	$540,000
Business Unit Financial	70%	30%	21.0%		$210,000
Non-Financial	125%	20%	25.0%		$250,000
TOTAL			100.0%		$1,000,000

The graphs below summarize the Company’s financial targets within our 2014 Annual Incentive Plan along with actual results and the corresponding bonus payouts to our CEO and other NEOs:

Long-Term Incentive Awards

In 2014, we provided long-term incentive compensation through equity awards under our shareholder-approved 2007 Long-Term Equity Compensation Plan (the “2007 LTEP”). Equity awards are an especially valuable tool in linking the personal interests of our NEOs to those of our shareholders as the amount the executive will ultimately receive under these awards is determined by our stock price. A higher stock price benefits our shareholders and increases the value of the executive’s equity awards. In addition, the vesting requirement for our equity awards is a valuable retention tool that we consider very important in a competitive industry. Furthermore, because other employers with whom we compete for executive talent grant equity as part of their compensation packages, we include this as an element of our executive compensation to be competitive in the market for executive talent.

In March 2014, two types of equity awards were granted to our NEOs: (a) time-vesting awards with performance-based adjustments at the time of grant (“RSUs”); and (b) performance-vesting awards with performance-based adjustments applied at the time of vesting (“PSUs”).

Performance-vesting awards were included in the 2013 Equity Program and approved by the Compensation Committee in December 2013. The PSUs vest in a single installment on the third anniversary of the grant date, if performance metrics are met, while the RSUs vest 25% per year over four years. The equity awards below reflect performance for the 2013 fiscal year and were granted early in 2014. They are included in the “Summary Compensation Table” and the “Grants of Plan-Based Awards Table” in this Form 10-K.

Name	2013 Equity Target ($)	PSUs and RSUs ($) Awarded in 2014 (1) (2013 Performance)
Albert A. Benchimol	N/A	N/A
Christopher N. DiSipio	$720,000	$719,919
John W. Gressier	$1,400,000	$1,399,941
Joseph C. Henry	$1,200,000	$1,199,924
John D. Nichols	$1,400,000	$1,399,941
Peter W. Wilson	$720,000	$1,157,940 (2)

(1)
50/50 split between PSUs and RSUs for Messrs. DiSipio, Gressier, Henry and Nichols. Mr. Wilson did not receive any PSUs in 2014. Amounts represent the $44.33 grant date fair value per share of the RSU and PSU awards granted on March 1, 2014.

(2)	Includes a one-time special equity award of $360,000 which will vest in a single installment on the third anniversary of the grant date.

As detailed on the following pages, our CEO did not receive an annual equity award in either 2014 or 2015, for 2013 and 2014 performance, respectively. Mr. Benchimol was granted a one-time equity award in 2012 in lieu of annual equity grants that traditionally would be made over the three-year life of his employment agreement. The table below illustrates 2013 and 2014 equity targets, expressed as a fixed-dollar amount, as well as the 50/50 split between time-vesting and performance-vesting awards:

Name			2014 Target - Split
	2013 RSU Target ($)	2014 RSU Target ($)	RSUs (1)	PSUs (2)
Albert A. Benchimol	N/A	N/A	N/A	N/A
Christopher N. DiSipio	$720,000	$720,000	$360,000	$360,000
John W. Gressier	$1,400,000	$1,400,000	$700,000	$700,000
Joseph C. Henry	$1,200,000	$1,200,000	$600,000	$600,000
John D. Nichols	$1,400,000	$1,400,000	$700,000	$700,000
Peter W. Wilson	$720,000	$900,000	$450,000	$450,000

(1)	The RSUs will vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant.

(2)	The PSUs will vest in a single installment on the third anniversary of the grant date.

Historically, at the end of each fiscal year, the Compensation Committee determines the actual awards to be made in its discretion, considering competitiveness, retention needs, Company and individual performance and any other factors it deemed relevant. However, based on shareholder feedback and with the adoption of the 2013 Equity Program, the determination of adjusted targets for RSUs and ultimate vesting payouts for PSUs is now based on pre-determined criteria, as follows:

•
RSU targets are adjusted at time of grant based on a three-year look-back in growth in DBVPS adjusted for dividends as compared to our peers, measured as of September 30 of the performance year. Adjustments to time-based targets can range from 75% to 125% of target, depending on our growth in DBVPS percentile as compared to our peer group.

•
PSU targets are adjusted at time of vesting based on a three-year look-back in growth in DBVPS adjusted for dividends as compared to our peers as of the September 30 preceding the PSU vesting date. Adjustments at vesting can range from 10% to 200% of target, depending on our growth in DBVPS percentile as compared to our peer group.

The adjustments to RSUs are being phased in over a three-year period. For grants made in early 2014, we used a one-year look back period with minimum adjustments to target of 100%; for grants made in early 2015, we used a two-year look back period with minimum adjustments to target of 90%; and grants to be made in early 2016 will use the full three-year look back and the full range of potential adjustments to target.

The table below illustrates the annual equity target and 50/50 split between RSUs and PSUs for equity awards granted in early 2015 and the potential payouts, without regard to movement in share price, under each grant.

Name		Value Ranges						Total Value Ranges Based on Performance
	2014 Equity Target ($)	RSUs (50%)			PSUs (50%)
		75%	100%	125%	10%	100%	200%	Minimum	Maximum
Albert A. Benchimol	N/A	—	—	—	—	—	—	—	—
Christopher N. DiSipio	$720,000	$270,000	$360,000	$450,000	$36,000	$360,000	$720,000	$306,000	$1,170,000
John W. Gressier	$1,400,000	$525,000	$700,000	$875,000	$70,000	$700,000	$1,400,000	$595,000	$2,275,000
Joseph C. Henry	$1,200,000	$450,000	$600,000	$750,000	$60,000	$600,000	$1,200,000	$510,000	$1,950,000
John D. Nichols	$1,400,000	$525,000	$700,000	$875,000	$70,000	$700,000	$1,400,000	$595,000	$2,275,000
Peter W. Wilson	$900,000	$337,500	$450,000	$562,500	$45,000	$450,000	$900,000	$382,500	$1,462,500

The Compensation Committee believes the significant range between the minimum and maximum equity payouts, as displayed above, highlights the meaningful amount of NEO compensation that is at risk under the 2013 Equity Program and reflects the Company’s commitment to a pay-for-performance compensation structure in alignment with the interests of our shareholders.

Performance Results

For the two year performance period ending September 30, 2014, our annual measurement date for this metric, AXIS ranked 7th among the 12 company peer group which put us in the 42nd percentile of our peer group. This would have resulted in adjusting our RSUs to 85% of target. However, because the 2014 performance year minimum target adjustment was 90%, due to 2014 being a transition year, as discussed above, the Compensation Committee approved the following equity awards in early 2015 for 2014 performance. These awards, approved in February 2015, will be reflected in the Summary Compensation Table and the Grants of Plan-Based Awards Table in next year’s public disclosures.

Name	RSUs	PSUs
Albert A. Benchimol	N/A	N/A
Christopher N. DiSipio	$324,000	$360,000
Joseph C. Henry	$540,000	$600,000
John W. Gressier	N/A	N/A
John D. Nichols	$630,000	$700,000
Peter W. Wilson	$405,000	$450,000

Vesting

RSU awards vest in four equal installments over a four-year vesting period, while PSU awards “cliff vest” on the third anniversary of the date of grant, subject to satisfying certain Company performance criteria. Because our PSUs were first granted in 2014, none of our PSUs have vested.

Mix of Pay

The tables below display the 2013 mix of pay for our NEOs based on data presented in the 2014 proxy statement and the 2014 mix of pay as disclosed in the "Summary Compensation Table" included in this Form 10-K. Mix of pay includes base salary, annual incentive (bonus) payment and awards of RSUs and PSUs.

As illustrated above, in 2014, our CEO had 66% of his pay at risk. Our other NEOs’ at-risk pay for 2014 ranges from 73% to 77%. Mr. Benchimol did not receive an equity award in 2013 or 2014.

CEO’S Mix of Pay

Total direct compensation for our CEO, as set forth in the “Summary Compensation Table” below increased by 12% from 2013 to 2014. In connection with Mr. Benchimol’s appointment as CEO and President in May 2012, he was granted an award of 500,000 shares of restricted stock. Under the terms of this award, 250,000 of the shares will vest in three equal installments on the first, second and third anniversary of the May 2012 award date, while the remaining 250,000 shares will be eligible to vest in May 2015 only if our three-year growth in DBVPS, measured as of March 31, 2015, is greater than that of the median of the Company’s peer group. If the performance conditions are not satisfied, the entire 50% portion of the award that is dependent upon performance will be forfeited. The award was intended to:

•	align the long-term interests of our new CEO with those of our shareholders; and

•	reward him in the event our performance exceeds the median of our peer group over a three-year period.

The one-time award in 2012 was granted in lieu of annual equity grants that traditionally would be made over the three-year life of his employment agreement. Consistent with this intent, Mr. Benchimol did not receive an annual equity award in either 2013 or 2014, for 2012 and 2013 performance, respectively, unlike the other NEOs who received annual equity awards.

The table below illustrates the actual amounts of total direct compensation (base salary and bonus compensation, as reported in the “Summary Compensation Table” in this Form 10-K) for 2013 and 2014 for Mr. Benchimol.

Perquisites and Other Personal Benefits

Because our business is global and we are headquartered in Bermuda, many of our NEOs are required to relocate or to maintain a second residence or travel for business in order to work for us. To reduce the likelihood that this factor will discourage talented executive officers from joining AXIS, we provide reimbursements for a certain amount of personal travel for return trips home to NEOs who work away from their home countries, as well as, in some cases, housing allowances to help defray the cost of maintaining a second residence or working in multiple locations. We also pay for certain U.S. tax expenses for any non-U.S. resident, Bermuda-based employee who may be subject to incremental taxes as a result of travel to the U.S. for business purposes. These payments are designed to make whole our Bermuda-based non-U.S. citizen employees who, but for required business travel, would not otherwise have incurred an obligation for U.S. taxes. We also provide certain other perquisites and benefits, as well as the general health plan and other benefits provided to all employees, which make us a competitive employer and do not represent a significant cost to us. These benefits also provide our NEOs with the security and convenience that allows them to focus their attention on carrying out their responsibilities to AXIS.

Severance Benefits

Although we do not maintain a general severance plan for our NEOs, each of our NEOs has rights upon termination of his employment under his employment agreement. The terms and conditions of the separation benefits and payments are described in detail in the section entitled “Potential Payments Upon Termination or Change in Control.” We provide these benefits in order to be competitive as an employer. We also provide various benefits in connection with a change in control, in part because a change in control situation often undermines our NEOs’ job security, and it is to the benefit of AXIS and its shareholders to encourage the NEOs to seek out beneficial business transactions and to remain with us through the closing of the transaction, even though their futures may be uncertain as a result. As such, we structured the change in control provisions in each of the employment agreements for our NEOs with a “double trigger,” which requires termination of the executive without cause or termination by the executive for good reason in connection with a change in control. Because the consummation of a transaction alone would not trigger this benefit, this structure essentially places the decision of whether or not to trigger change in control benefits largely in the hands of the acquiring company.

We provide our NEOs with benefits and severance payments if we terminate them without cause and in some cases if they voluntarily leave under certain circumstances. These benefits add a level of security to the NEO’s position. We believe these benefits are needed to attract and retain talented executives in our industry. These provisions encourage individuals to move from other firms in the industry and help attract individuals from outside of the industry to take a position in our industry, which is generally more volatile. In addition, we face significant competition within our industry for experienced leaders, and we believe these benefits are needed to remain competitive as an employer as it is a common feature in many of our competitors’ compensation programs. Furthermore, we provide these benefits in part so we can obtain valuable agreements from the NEOs to assign to us certain intellectual property rights, not to compete with us for a certain period of time after leaving, not to solicit our employees or customers after leaving and to maintain the confidentiality of our information. Moreover, providing termination payments allows us to obtain a release of claims from the NEO upon his or her departure from AXIS, which we consider a valuable benefit to us.

Restriction on Trading By Directors and Officers/Anti-Hedging and Pledging

The Company’s policy on insider trading generally permits directors and executive officers (including our NEOs) to engage in transactions involving the Company’s common stock and other securities only (a) during a Company-prescribed trading window of limited duration; and (b) after seeking pre-clearance to avoid trading while in possession of material non-public information. In addition, the Company’s policy on insider trading prohibits all employees and directors from engaging in hedging transactions with respect to the Company’s securities and also prohibits pledging, or using as collateral, the Company’s securities in order to secure personal loans or other obligations.

Stock Ownership Guidelines for Executive Officers

We believe it is important to align the financial interests of our senior executives with those of our shareholders. Accordingly, we have adopted guidelines which specify the minimum amount of AXIS securities that we expect our NEOs and key senior management employees to own on a direct basis, meaning stock which is subject to market risk, not simply held under option. Our stock ownership guidelines require our CEO to hold AXIS securities with a value equal to a minimum of five times his annual base salary and require the other NEOs and covered members of senior management to hold AXIS securities with a value equal to a minimum of two to three times their annual base salary. Individuals subject to the guidelines have five years to meet the applicable minimum requirement from the later of (a) September 2009 (the date of adoption of the guidelines); or (b) the date of promotion or appointment to a position subject to the guidelines.

U.S. Tax Considerations

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to certain executives, although performance-based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m). For AXIS, this rule has limited effect because our Company is headquartered in Bermuda and U.S. tax law only affects a portion of our income. Therefore, although we are aware of and consider the impact of this rule when developing and implementing our executive compensation program, compliance with the requirements of Section 162(m) has not been a driving factor in the operation of our executive compensation program.

Opportunity for Shareholder Feedback

We value feedback from our shareholders about our executive compensation philosophy and program, and welcome shareholders to express their views to the Board in writing. Shareholders and other interested parties may send communications to our Board by sending written notice to our Secretary at our headquarters at 92 Pitts Bay Road, Pembroke, Bermuda HM 08. The notice may specify whether the communication is directed to the entire Board, to the non-management directors, to the Lead Independent Director or to a particular Board committee or other director. Our Secretary will handle routine inquiries and requests for information or will otherwise determine whether the communication is made for a valid purpose and is relevant to the Company and its business and, if he so determines, will forward the communication to our Chairman of the Board, to the non-management directors or to the appropriate committee chairman or director. At each meeting of our Board, our Secretary presents a summary of all communications received since the last meeting that were not forwarded and makes those communications available to the directors on request.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K. Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
COMPENSATION COMMITTEE
Henry B. Smith, Chairman
Geoffrey Bell
Robert L. Friedman
Christopher V. Greetham
Thomas C. Ramey

Executive Compensation

Summary Compensation Table
The following table sets forth compensation earned by our named executive officers for the years ended December 31, 2014, 2013 and 2012.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Albert A. Benchimol CEO, President and Director	2014	$1,100,000	$203,088	—	$1,925,000	$576,518	$3,804,606
	2013	$1,100,000	—	—	$1,900,000	$653,631	$3,653,631
	2012	$1,032,038	$385,000	$18,863,225	$1,925,000	$468,758	$22,674,021
Christopher N. DiSipio CEO, AXIS Accident & Health	2014	$500,000	$72,000	$719,919	$400,000	$54,017	$1,745,936
John W. Gressier Former Chief Operating Officer	2014	$929,340	—	$1,399,941	$1,262,500	$145,974	$3,737,755
	2013	$915,153	—	$1,753,200	$1,175,543	$732,739	$4,576,636
	2012	$910,000	$112,500	$1,673,175	$1,137,500	$493,361	$4,326,536
Joseph C. Henry CFO	2014	$565,000	$90,400	$1,199,924	$565,000	$64,750	$2,489,074
	2013	$565,000	—	$1,168,800	$548,050	$63,721	$2,345,571
	2012	$285,577	$55,000	$487,050	$550,000	$97,584	$1,475,211
John D. Nichols CEO, AXIS Reinsurance	2014	$900,000	$220,050	$1,399,941	$1,125,000	$435,431	$4,080,422
	2013	$900,000	—	$1,558,400	$1,091,250	$235,390	$3,785,040
	2012	$657,692	$75,000	$1,666,500	$1,125,000	$25,000	$3,549,192
Peter W. Wilson CEO, AXIS Insurance	2014	$786,346	—	$1,157,900	$1,000,000	$78,635	$3,022,881

(1)	The grant date fair value of the awards is based on the closing price of our common stock on the NYSE on the date of the grant without taking into account estimated forfeitures.

(2)	The All Other Compensation for 2014-Supplemental Table below provides details regarding the 2014 amounts.

All Other Compensation for 2014 - Supplemental Table

The following table describes the incremental cost of other benefits provided in 2014 that are included in the “All Other Compensation” column.

Name	Personal Use of Aircraft ($) (1)	Housing Allowance ($)	Retirement Contributions ($) (2)	Other Compensation ($) (3)	All Other Compensation ($)
Albert A. Benchimol	$144,893	$300,000	$26,000	$105,625	$576,518
Christopher N. DiSipio			$50,000	$4,017	$54,017
John W. Gressier			$139,401	$6,573	$145,974
Joseph C. Henry			$26,000	$42,750	$68,750
John D. Nichols		$300,000	$26,000	$109,431	$435,431
Peter W. Wilson			$78,635		$78,635

(1)
This amount represents the incremental cost to the Company of the aircraft that we lease. We calculate our incremental cost for personal use of corporate aircraft based on variable operating costs including fuel costs, crew travel, hourly costs, landing fees and other miscellaneous variable costs. Fixed costs that do not change based on usage, such as the lease cost for the aircraft, are not included. On certain occasions, a family member or guest may accompany the executive on a flight.

(2)
The amounts for Messrs. Benchimol, Henry, and Nichols represent a Company contribution under the AXIS 401(k) Plan. The amounts for Messrs. DiSipio and Wilson represent Company contributions under the AXIS 401(k) Plan, and the AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan ("U.S. Supplemental Plan"). The amount for Mr. Gressier is the Company’s contribution to the London Stakeholder Pension Plan.

(3)
Other Compensation includes: (i) a cash payment in lieu of a Company contribution to the U.S. Supplemental Plan for Messrs. Benchimol ($105,625), Henry ($38,750), and Nichols ($80,625), as these executives are no longer eligible participants due to changes in Section 457A of the Internal Revenue code; (ii) a home leave benefit for Messrs. Gressier ($6,573) and Nichols ($21,112); (iii) the cost of executive physicals for Messrs. Henry and Nichols; and (iv) a service award with a tax gross-up adjustment for Mr. DiSipio.

Grants of Plan-Based Awards in 2014

The following table provides information on annual incentive payments and restricted stock awards granted in 2014 to each of our NEOs.

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(5)			All Other Stock Awards: Shares of Stock or Units (#) (9)	Grant Date Fair Value of Stock ($) (10)
	Grant Date (1)	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)	Threshold ($) (6)	Target ($) (7)	Maximum ($) (8)
Albert A. Benchimol	N/A	$0	$1,925,000	$3,850,000	—	—	—	—	—
Christopher N. DiSipio	3/1/2014				$35,996	$359,960	$719,919	8,120	$719,919
	N/A	$0	$400,000	$800,000
John W. Gressier	3/1/2014				$69,997	$699,971	$1,399,941	15,790	$1,399,941
	N/A	$0	$1,262,500	$2,525,000
Joseph C. Henry	3/1/2014				$59,978	$599,962	$1,199,924	13,534	$1,199,924
	N/A	$0	$565,000	$1,130,000
John D. Nichols	3/1/2014				$69,997	$699,971	$1,399,941	15,790	$1,399,941
	N/A	$0	$1,125,000	$2,250,000
Peter W. Wilson	3/1/2014							26,120	$1,157,900
	N/A	$0	$1,000,000	$2,000,000

(1)	Effective date of grants of RSU and PSU awards under our 2007 LTEP, the terms of which are summarized under “Compensation Discussion and Analysis - Long-Term Equity Compensation Plans.”

(2)	Amounts represent the minimum incentive bonus opportunity pursuant to the 2014 Annual Incentive Plan.

(3)	Amounts represent the annual target incentive bonus opportunity pursuant to each NEO’s employment agreement.

(4)	Amounts represent the maximum incentive bonus opportunity pursuant to the 2014 Annual Incentive Plan.

(5)	Messrs. DiSipio, Gressier, Henry and Nichols received a 50/50 split of RSUs and PSUs. Amounts represent PSU award. The PSUs will vest in one installment on the third anniversary of the grant date.

(6)	Amounts represent guaranteed minimum payout for PSU award.

(7)	Amounts represent target payout for PSU award provided certain Company performance conditions are satisfied.

(8)	Amounts represent maximum payout for PSU award provided certain Company performance conditions are satisfied.

(9)
Messrs. DiSipio, Gressier, Henry and Nichols received a 50/50 split of RSUs and PSUs. Amounts represent RSU award. The RSUs will vest in four equal installments on the first, second, third and fourth anniversaries of the date of the grant of RSUs. Mr. Wilson received RSUs with the same terms as those granted to the other NEOs, and a special equity award ($360,000) which will vest in one installment on the third anniversary of the grant date.

(10)	Amounts represent the $44.33 grant date fair value per share of the RSU and PSU awards granted on March 1, 2014.
Employment and Other Agreements with Named Executive Officers

Albert A. Benchimol

Under the terms of an employment agreement between Mr. Benchimol and the Company dated May 3, 2012, Mr. Benchimol serves as our Chief Executive Officer and President for a term of service to May 3, 2015, and is entitled to: (i) an annual base salary of no less than $1,100,000; (ii) participation in our Annual Incentive Plan at an annual bonus target of 175% of base salary should performance targets be met; (iii) participation in our 2013 Equity Program; (iv) a monthly housing allowance of $25,000 for a residence in Bermuda; (v) up to 30 hours of personal use of the Company aircraft each calendar year; (vi) participation in any employment benefit plans made available to our executives; and (vii) any fringe benefits provided to our executives generally. These benefits are reflected above in the “All Other Compensation” column of the “Summary Compensation Table” and the related footnote.

Mr. Benchimol’s employment agreement provides for certain benefits upon termination of his employment for various reasons, as described below under “Potential Payments Upon Termination or Change in Control.”

The employment agreement also provides for a 12-month notice period should Mr. Benchimol desire to voluntarily terminate his employment with the Company and non-competition and non-solicitation provisions for a period of 24 months from the date of any termination.

Christopher N. DiSipio

Mr. DiSipio serves as the Chief Executive Officer of AXIS Accident & Health under an employment agreement dated February 27, 2014 for a term of service to December 31, 2016 and is entitled to: (i) an annual base salary of no less than $500,000; (ii) participation in our Annual Incentive Plan at an initial annual bonus target of 80% of base salary should performance targets be met; (iii) participation in our 2013 Equity Program with an initial annual target restricted stock unit award valued at $720,000; (iv) participation in any employment benefit plans generally made available to our executives; and (v) any fringe benefits we provide to our executives generally. These benefits are reflected above in the “All Other Compensation” column of the “Summary Compensation Table” and the related footnote.

Mr. DiSipio’s employment agreement provides for certain benefits upon termination of his employment for various reasons, as described below under “Potential Payments Upon Termination or Change in Control.”

The employment agreement also provides for a six month notice period should Mr. DiSipio desire to voluntarily terminate his employment with the Company, a non-competition provision for a six month period from the date of his voluntary termination or termination by the Company for cause and a non-solicitation provision for a period of 12 months from the date of any termination.

John W. Gressier

Under the terms of an employment agreement dated December 5, 2013, Mr. Gressier served as the Chief Executive Officer of AXIS Insurance until April 1, 2014, when he became Chief Operating Officer, for a term of service to December 31, 2016 and was entitled to: (i) an annual base salary of no less than £585,000; (ii) participation in our Annual Incentive Plan at an initial annual bonus target of 125% of base salary should performance targets be met; (iii) participation in the Company’s 2013 Equity Program with an annual target share or unit award valued at $1,400,000; (iv) participation in any employment benefit plans generally made available to our executives; and (v) any fringe benefits we provide to our executives generally. These benefits are reflected above in the “All Other Compensation” column of the “Summary Compensation Table” and the related footnote.

The employment agreement provides for a 12-month notice period in the event of a voluntary termination by Mr. Gressier and non-competition and non-solicitation provisions for a period of 12 months from the date of termination.

On June 23, 2014, Mr. Gressier provided notice of his voluntary resignation effective June 30, 2015. In connection with his notice of resignation, on August 5, 2014, the Company entered into a separation arrangement with Mr. Gressier. Under the terms of the agreement, Mr. Gressier agreed to extend the non-competition and non-solicitation provisions under his employment agreement from June 30, 2015 to June 30, 2016 in consideration of the Company’s agreeing to provide for: (i) the continued vesting of his outstanding but unvested equity awards during the one-year extension period, as if no termination of employment has occurred; and (ii) the accelerated vesting at June 30, 2016 of any additional outstanding equity awards that remain unvested as of that date.

Joseph C. Henry

Under the terms of an employment agreement dated January 23, 2015, Mr. Henry serves as our Chief Financial Officer for a term of service to December 31, 2017 and is entitled to: (i) an annual base salary of $565,000; (ii) participation in our Annual Incentive Plan at an annual bonus target of 100% of base salary should performance targets be met; (iii) participation in our 2013 Equity Program with an annual target restricted stock unit award valued at $1,200,000; (iv) participation in any employment benefit plans generally made available to our executives; and (v) any fringe benefits we provide to our executives generally. These benefits are reflected above in the “All Other Compensation” column of the “Summary Compensation Table” and the related footnote.

Mr. Henry’s employment agreement provides for certain benefits upon termination of his employment for various reasons, as described below under “Potential Payments Upon Termination or Change in Control.”

The employment agreement also provides for a 12-month notice period should Mr. Henry desire to voluntarily terminate his employment with the Company and non-competition and non-solicitation provisions for a period of 12 months from the date of termination for any reason.

John D. Nichols

Mr. Nichols serves as the Chief Executive Officer of AXIS Reinsurance under an employment agreement dated January 23, 2015 for a term of service to December 31, 2017 and is entitled to: (i) an annual base salary of $900,000; (ii) participation in our Annual Incentive Plan at an annual bonus target of 125% of base salary should performance targets be met; (iii) participation in our 2013 Equity Program with an annual target restricted stock unit award valued at $1,400,000; (iv) participation in any employment benefit plans generally made available to our executives; and (v) any fringe benefits we provide to our executives generally. These benefits are reflected above in the “All Other Compensation” column of the “Summary Compensation Table” and the related footnote.

Mr. Nichol’s employment agreement provides for certain benefits upon termination of his employment for various reasons, as described below under “Potential Payments Upon Termination or Change in Control.”

The employment agreement also provides for a 12-month notice period should Mr. Nichols desire to voluntarily terminate his employment with the Company and non-competition and non-solicitation provisions for a period of 12 months from the date of termination for any reason.

Peter W. Wilson

Under the terms of an employment agreement dated June 23, 2014, Mr. Wilson serves as our Chief Executive Officer of AXIS Insurance for a term of service to December 31, 2016 and is entitled to: (i) an annual base salary of no less than $800,000; (ii) participation in our Annual Incentive Plan at an annual bonus target of 125% of base salary should performance targets be met; (iii) participation in our 2013 Equity Program with an initial annual target restricted stock unit award valued at $900,000; (iv) participation in any employment benefit plans generally made available to our executives; and (v) any fringe benefits we provide to our executives generally. These benefits are reflected above in the “All Other Compensation” column of the “Summary Compensation Table” and the related footnote.

Mr. Wilson’s employment agreement provides for certain benefits upon termination of his employment for various reasons, as described below under “Potential Payments Upon Termination or Change in Control.”

The employment agreement also provides for a 12-month notice period should Mr. Wilson desire to voluntarily terminate his employment with the Company and non-competition and non-solicitation provisions for a period of 12 months from the date of termination for any reason.

Long-Term Equity Compensation

In 2007, our Board adopted and our shareholders approved the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan as amended with shareholder approval in 2009 and 2012 ("2007 LTEP"). The 2007 LTEP provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance unit awards and other equity-based or equity-related awards to our employees, directors and consultants. The Compensation Committee has broad authority to administer the plan, including the authority to select plan participants, determine when awards will be made, determine the type and amount of awards, determine the exercise price of options and stock appreciation rights, determine any limitations, restrictions or conditions applicable to each award and determine the terms of any agreement or other document that evidences an award. During 2014, only RSUs and PSUs were awarded under the 2007 LTEP to our NEOs.

Awards of RSUs and PSUs represent a promise to grant shares of our common stock once certain vesting conditions are met or after a certain passage of time, subject to restrictions on transfer of the shares, any other restrictions the Compensation Committee imposes and forfeiture of the shares if the participant terminates employment before the shares vest. All of the

RSU awards granted to our NEOs during 2014 vest (and the restrictions lapse) in four equal installments on the first, second, third and fourth anniversaries of the date of grant. All of the PSU awards granted to our NEOs during 2014 vest in a single installment on the third anniversary of the date of grant, if performance metrics are met. Vesting is fully accelerated upon the death or permanent disability of the participant or termination in connection with a change in control, as described below under “Potential Payments Upon Termination or Change in Control.” Holders of RSU and PSU awards receive accumulated dividend equivalents paid with respect to the underlying units only upon vesting.

2014 Annual Incentive Plan
We provide annual incentive payments under our 2014 Annual Incentive Plan to provide performance-based cash annual bonuses for our NEOs and other members of our executive committee. For a full description of the funding for our 2014 Annual Incentive Plan, see “Compensation Discussion and Analysis”-“Annual Incentive Awards” above.

Retirement Benefits

Our NEOs participate in our International Pension Plan, our London Stakeholder Pension Plan, our U.S. 401(k) Plan and our U.S. Supplemental Plan. Mr. Gressier participated in our International Pension Plan and our London Stakeholder Pension Plan during 2014. Messrs. Benchimol, DiSipio, Henry, Nichols and Wilson participated in the AXIS 401(k) Plan during 2014 and Messrs. DiSipio and Wilson participated in our U.S. Supplemental Plan during 2014.

The International Pension Plan permits participants to make contributions to their own accounts in the plan, and requires us to contribute an amount equal to at least 10% of each participant’s base salary each year, reduced by any amounts that we are required to contribute to another plan, although we may contribute more in our discretion. For 2014, we contributed an amount equal to 10% of Mr. Gressier’s eligible earnings to the International Pension Plan. Our contributions to the International Pension Plan vest fully after the participant has been in the plan for two years. Benefits are paid after termination of employment or upon death or disability either in cash or by transfer to another retirement plan or retirement product.

The London Stakeholder Pension Plan permits employees to make contributions to their own account in the plan, and requires us to contribute an amount equal to 15% of each participant’s base salary earned each year. Our contributions to the London Stakeholder Pension Plan vest immediately. Benefits are distributable upon death, retirement or by transfer to another pension plan provider. Benefits are distributable upon disability if an early annuity is requested due to ill health.

In the United States, we maintain the AXIS 401(k) Plan under which participants may contribute a portion of their earnings on a tax-deferred basis and we make matching contributions. We also may make annual employer discretionary contributions. For 2014, we made matching contributions equal to 100% of each participant’s contributions, subject to a maximum match of 4% of eligible earnings. We also made annual employer discretionary contributions equal to 6% of each participant’s eligible earnings. For purposes of calculating the matching and employer discretionary contributions, only the first $260,000 of each NEO’s earnings was taken into account, due to limitations imposed by the Internal Revenue Code. NEOs are always fully vested in our matching contributions, and vest in our employer discretionary contributions 25% per year, with full vesting after four years of service. Benefits are distributable upon death, disability, retirement, termination of employment or upon reaching age 59-1/2.

We also maintain the U.S. Supplemental Plan in the United States which is designed to permit eligible participants to accumulate additional retirement income through a nonqualified deferred compensation plan that enables them to make salary deferrals of up to 100% of their salary in excess of deferrals allowed under the AXIS 401(k) Plan, to make additional deferrals from their bonus payments of up to 100% of their bonus and to receive discretionary employer contributions. Each year, we make a discretionary contribution to all participants in the U.S. Supplemental Plan expressed as a percentage of the participant’s base salary that is above the Internal Revenue Code maximum under the AXIS 401(k) Plan.

Additional Benefits

Each of our NEOs are encouraged to participate in our Executive Health Examination Program which entitled each of them to have a physical examination in 2014. We pay the full cost of the physical examination plus any travel-related expenses. In 2014, Messrs. Henry and Nichols each completed a physical examination. Amounts reimbursed to Messrs. Henry and Nichols are included in the 2014 "All Other Compensation" column of the "Summary Compensation Table".

In 2005, our Compensation Committee adopted a formal practice permitting personal use of corporate aircraft by certain of our executive officers. Mr. Benchimol is currently our only executive eligible for personal usage of the aircraft and his employment contract provides for up to 30 hours of personal usage per calendar year.
Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth information regarding all outstanding equity awards held by our NEOs.

Name	Option Awards			Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Number Units of Stock that have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: # of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)

Albert A. Benchimol	—	—	—	1/17/2011	25,000	$1,277,250	—	—
				2/6/2012	26,250	$1,341,113	—	—
				5/3/2012	83,334	$4,257,534	250,000	$12,772,500
								Aggregate Market Value:
								$19,648,397
Christopher N. DiSipio	—	—	—	2/7/2011	3,750	$191,588	—	—
				2/6/2012	10,350	$528,782	—	—
				2/4/2013	18,750	$957,938	—	—
				3/1/2014	8,120	$414,851	8,120	$414,851
								Aggregate Market Value:
								$2,508,010
John W. Gressier	—	—	—	2/7/2011	12,500	$638,625	—	—
				2/6/2012	26,250	$1,341,113	—	—
				2/4/2013	33,750	$1,724,288	—	—
				3/1/2014	15,790	$806,711	15,790	$806,711
								Aggregate Market Value:
								$5,317,448
Joseph C. Henry	—	—	—	6/18/2012	7,500	$383,175	—	—
				2/4/2013	22,500	$1,149,525	—	—
				3/1/2014	13,534	$691,452	13,534	$691,452
								Aggregate Market Value:
								$2,915,604
John D. Nichols	—	—	—	4/2/2012	25,000	$1,277,250	—	—
				2/4/2013	30,000	$1,532,700	—	—
				3/1/2014	15,790	$806,711	15,790	$806,711
								Aggregate Market Value:
								$4,423,372
Peter W. Wilson	—	—	—	5/6/2013	18,750	$957,938	—	—
				3/1/2014	26,120	$1,334,471	—	—
								Aggregate Market Value:
								$2,292,409
(1) The RSUs granted on January 17, 2011, February 7, 2011, February 6, 2012, April 2, 2012, June 18, 2012, February 4, 2013, and March 1, 2014 all vest equally at 25% per year over a four-year period. The PSUs granted on March 1, 2014 to Messrs. DiSipio, Gressier, Henry, and Nichols will vest in a single installment on the third anniversary of the grant date, provided certain performance conditions are satisfied. The market value of the PSUs is based on target performance. The special equity grant ($360,000) awarded to Mr. Wilson on March 1, 2014 will vest in a single installment on the third anniversary of the grant date. The performance award granted on to Mr. Benchimol on May 3, 2012 will vest on May 3, 2015 provided certain performance conditions are satisfied. The remaining RSUs ($4,257,534) awarded to Mr. Benchimol on May 3, 2012 vest equally at one-third per year over a three-year period.

(2)	The market value is based on the closing price of common stock on December 31, 2014 ($51.09).

Option Exercises and Stock Vested in 2014
The following table sets forth information regarding the amounts received by our NEOs as a result of the exercise of stock options and vesting of restricted stock held by our NEOs during the 2014 fiscal year.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Albert A. Benchimol	—	—	121,458	$5,465,427 (1)
Christopher N. DiSipio	—	—	18,175	$785,905 (2)
John W. Gressier	—	—	46,875	$2,018,138 (3)
Joseph C. Henry	—	—	11,250	$505,688 (4)
John D. Nichols	—	—	22,500	$1,013,050 (5)
Peter W. Wilson	—	—	6,250	$277,563 (6)
(1)      Total shares vested for Mr. Benchimol consisted of:
- 25,000 on January 17, 2014 based on the closing price of our common stock on January 17, 2014 of $45.56
- 13,125 on February 6, 2014 based on the closing price of our common stock on February 6, 2014 of $42.84
- 83,333 on May 3, 2014 based on the closing price of our common stock on May 3, 2014 of $45.17
(2)     Total shares vested for Mr. DiSipio consisted of:
- 6,250 on February 4, 2014 based on the closing price of our common stock on February 4, 2014 of $44.33
- 5,175 on February 6, 2014 based on the closing price of our common stock on February 6, 2014 of $42.84
- 3,750 on February 7, 2014 based on the closing price of our common stock on February 7, 2014 of $42.54
- 3,000 on February 8, 2014 based on the closing price of our common stock on February 8, 2014 of $42.54
(3)     Total shares vested for Mr. Gressier consisted of:
- 11,250 on February 4, 2014 based on the closing price of our common stock on February 4, 2014 of $44.33
- 13,125 on February 6, 2014 based on the closing price of our common stock on February 6, 2014 of $42.84
- 12,500 on February 7, 2014 based on the closing price of our common stock on February 7, 2014 of $42.54
- 10,000 on February 8, 2014 based on the closing price of our common stock on February 8, 2014 of $42.54
(4)    Total shares vested for Mr. Henry consisted of:
- 7,500 on February 4, 2014 based on the closing price of our common stock on February 4, 2014 of $44.33
- 3,750 on June 18, 2014 based on the closing price of our common stock on June 18, 2014 of $46.19
(5)    Total shares vested for Mr. Nichols consisted of:
- 10,000 on February 4, 2014 based on the closing price of our common stock on February 4, 2014 of $44.33
- 12,500 on April 2, 2014 based on the closing price of our common stock on April 2, 2014 of $45.58
(6)    Total shares vested for Mr. Wilson consisted of:
- 6,250 on May 6, 2014 based on the closing price of our common stock on May 6, 2014 of $44.41

Pension Benefits for 2014

We have no pension benefits for our NEOs.

Non-Qualified Deferred Compensation for 2014
The following table sets forth information regarding our NEOs’ deferred compensation arrangements that are not tax qualified.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions ($) (2)	Aggregate Balance at Last FYE ($) (3)

Albert A. Benchimol	—	—	—	—	—
Christopher N. DiSipio	$156,380	$24,000	$41,232	—	$606,100
John W. Gressier (2)	—	—	—	$1,043	—
Joseph C. Henry	—	—	—	—	—
John D. Nichols	—	—	—	—	—
Peter W. Wilson	—	$52,635	$2,079	—	$24,706
(1) These amounts include contributions and/or balances in the U.S. Supplemental Plan for Mr. DiSipio and Mr. Wilson. Employer contributions for the 2014 plan year were made in January 2015. Messrs. Benchimol, Henry and Nichols have never been eligible to participate in the U.S. Supplemental Plan due to IRS regulation 457A.

(2)	Mr. Gressier received a final distribution from the International Pension Plan in January 2014 in connection with his relocation to the United Kingdom in December 2013.

(3)	Includes the following amount that has been reported in the “All Other Compensation” column of the Summary of Compensation Table for 2014 and previous years.

Name	2014	Previous Years
Albert A. Benchimol	—	—
Christopher N. DiSipio	—	—
John W. Gressier	—	$619,082
Joseph C. Henry	—	—
John D. Nichols	—	—
Peter W. Wilson	—	—

Each NEO’s own contributions under the U.S. Supplemental Plan are always fully vested. Our contributions vest based on the participant’s years of service at a rate of 25% per year, with full vesting after four years of service is completed. The NEO’s own contributions may be distributed upon separation of employment or upon the earlier of separation of employment or a specified date in either a lump sum or over a period of annual installments between two and 10 years. Benefits will be paid immediately in a lump sum in the event of the executive’s death.

Internationally, we maintain the International Pension Plan and the London Stakeholder Pension Plan. Mr. Gressier participated in the International Pension Plan and the London Stakeholder Pension Plan during 2014. These plans are discussed in more detail in the narrative following “Summary Compensation Table” and “Grants of Plan-Based Awards in 2014 Table” above.

Potential Payments Upon Termination or Change in Control

This section describes payments that would be made to our NEOs upon a change in control of AXIS or following termination of employment or upon the NEO’s death or disability. In the first part of this section, we describe benefits under general plans that apply to any NEO participating in those plans. We then describe specific benefits to which each NEO is entitled, along with estimated amounts of benefits assuming a triggering event on December 31, 2014.

2007 Long-Term Equity Compensation Plan. Under the 2007 LTEP, as described above, upon the occurrence of a change in control, unless otherwise provided in the applicable award agreement or other agreement and unless provision is made in connection with the change of control for the assumption of awards previously granted or substitution for such awards of new awards covering stock of a successor corporation, executive officers receive the following benefits:

•	Options and stock appreciation rights become immediately exercisable, and remain exercisable throughout their entire term, unless exercised, cashed out, or replaced

•	Performance units are paid out as if the date of the change in control were the last day of the applicable performance period and “target performance levels” had been attained

•	All other outstanding awards will automatically be deemed exercisable and vested and all restrictions and forfeiture provisions related to the awards will lapse

However, our current award agreements contain a “double trigger” vesting provision under which awards will automatically vest upon a change of control of the Company only upon an awardee’s subsequent termination of employment: (a) by the Company without cause; or (b) by the awardee with good reason, in each case within 24 months of the change of control.

In addition to the benefits described above for all executive officers, our NEOs, collectively referred to as “Executives” for purposes of this summary, are entitled to additional benefits under their respective employment agreements upon termination of their employment.

In particular, the Executives’ employment will automatically terminate upon death, and we may terminate the Executives’ employment as a result of their disability if they are unable to work for 181 days in any 12-month period due to illness or injury. We may terminate the Executives’ employment without cause upon 30 days’ notice, except that we may only terminate Mr. Benchimol’s employment without cause upon 12-months’ notice. The Executives may terminate their employment upon at least 12-months’ notice to us, except for Mr. DiSipio whose notice period to us is six months. In addition, the Executives’ employment may be terminated as a result of either party declining to extend the term of their respective employment agreement.

Under each of the Executives’ employment agreements, we may terminate the Executives’ employment for cause upon the Executives’:

(i)	material breach of the terms of their employment;

(ii)	conviction for a felony or commission of any act which would rise to the level of a felony;

(iii)	commission of a lesser crime or offense that materially harms or could harm our business or reputation;

(iv)	willful violation of our specific directives;

(v)	commission of a dishonest or wrongful act involving fraud, misrepresentation or moral turpitude causing us damage or potential damage;

(vi)	willful failure to perform a substantial part of their duties; or

(vii)	breach of fiduciary duty.

Under each of the Executives’ employment agreements, except for Mr. DiSipio, in the event the Executive is terminated for cause, the Executives are given 15 days to cure the event that is the basis for the Company’s termination for cause, except that the right to cure will not apply in the event of a termination for cause due to any of the acts described in (ii), (iii) or (v) above.

Under the employment agreements, the Executives may terminate their employment for good reason if: (i) (a) the scope of their respective position, authority or duties is materially adversely changed, (b) their compensation is not paid or their base salary or target bonus is reduced below the levels specified in the agreement or there is a material adverse change in their employee benefits, (c) they are required to relocate away from their current primary place of employment, (d) they are assigned duties that are materially inconsistent with their position with the Company, (e) their immediate reporting relationships are changed or, in the case of Mr. Benchimol, he is required to report to any person or entity other than the Board, (f) with respect to Mr. Benchimol, the Company fails to offer him continuing employment on terms no less favorable than set forth in his agreement at least six months before the end of his employment term; (ii) with respect to Mr. DiSipio, he gives the Company written notice of his intent to terminate his employment as a result of such event within 30 days of such event occurring; and with respect to Messrs. Henry, Nichols and Wilson, they give the Company written notice of their intent to terminate their employment as a result of such event within 60 days of such event occurring; (iii) with respect to Mr. DiSipio, the Company does not make the necessary corrections within 30 days of receipt of such written notice; and with respect to Messrs. Henry, Nichols and Wilson, the Company does not make the necessary corrections within 60 days of receipt of such written notice; and (iv) with respect to Messrs. DiSipio, Henry, Nichols and Wilson, they terminate their employment no later than 10 days following the end of their respective notice period.

In the event the Executives’ employment is terminated for any reason, they are entitled to receive payment for any accrued but unpaid base salary up to the date of termination, any bonus awarded in respect of a prior year’s target annual bonus but not yet paid as of the date of termination, any accrued but unpaid reimbursable expenses, any unused vacation accrued to the date of termination, any unpaid housing allowance, if applicable, accrued to the date of termination and reimbursement for reasonable relocation costs incurred within six months of termination.
In the event that the Executives’ employment is terminated due to death or disability, then their beneficiaries or they will be paid a pro-rata portion of the annual bonus that they would have been entitled to receive for the calendar year in which their termination occurred, except for Mr. Benchimol, whose beneficiary or he will be paid a cash lump sum amount equal to one year’s base salary and annual bonus that he would have been entitled to receive for the calendar year in which his termination occurred. Additionally, any and all outstanding and unvested restricted shares of the Company’s common stock or restricted stock units held by the Executives pursuant to our 2007 LTEP shall immediately vest.

In the event that the Executives’ employment is terminated by the Company without cause or by them with good reason, they will be entitled to: (i) a lump sum amount equal to one year’s base salary, except for Mr. Benchimol who will be entitled to a lump sum amount equal to two year’s base salary; (ii) an amount equal to the annual bonus that they would have been entitled to receive for the calendar year in which their termination occurs, except for Mr. Benchimol who will be entitled to an amount equal to two times the higher of (a) the highest annual bonus earned for any of the three calendar years preceding the date of termination, or (b) the annual bonus that he would have been entitled to receive for the calendar year in which his termination occurs; (iii) a pro-rata portion of the annual bonus that they would have been entitled to receive for the calendar year in which their termination occurs; (iv) continued payment by the Company of medical coverage or COBRA premiums for a 12-month period, or less in the event they cease to be eligible for COBRA continuation coverage; and (v) all outstanding and unvested restricted shares of the Company’s common stock and RSUs and PSUs held by them pursuant to the 2007 LTEP shall continue to vest on the applicable dates set forth in the applicable award agreements.

In the event that the Executives’ employment is terminated by the Company without cause or by them, in each case within 24 months following a change in control, they will be entitled to: (i) a lump sum amount equal to one year’s base salary, except for Mr. Benchimol who will be entitled to a lump sum amount equal to two year’s base salary; (ii) an amount equal to two times the annual bonus that they would have been entitled to receive for the calendar year in which their termination occurs, except for Mr. Benchimol who will be entitled to an amount equal to three times the higher of (a) the highest annual bonus earned for any of the three calendar years preceding the date of termination, or (b) the annual bonus that he would have been entitled to receive for the calendar year in which his termination occurs; (iii) a pro-rata portion of the annual bonus that they would have been entitled to receive for the calendar year in which their termination occurs; (iv) continued payment by the Company of medical coverage or COBRA premiums for a 12-month period, or less in the event that they cease to be eligible for COBRA continuation coverage; and (v) all outstanding and unvested restricted shares of the Company’s common stock and RSUs and PSUs held by them pursuant to the 2007 LTEP shall immediately vest upon the termination.

In the event that the employment agreements for Messrs. Henry, Nichols and Wilson are not renewed by the Company at the end of their respective terms of employment and on at least as favorable terms and conditions, Messrs. Henry, Nichols and Wilson will be entitled to those benefits payable under a termination of employment by the Company without cause as described above.

Under the employment agreements, the Executives are required to execute a general release and waiver of claims against us and to resign from their positions upon termination of their employment for any reason. The Executives are subject to non-competition and non-solicitation (of our employees and customers) provisions for a period of 12 months after termination for any reason, except for: (i) Mr. DiSipio who is subject to a non-competition provision for a period of six months from the date of his voluntary termination or the Company’s termination of his employment for cause and a non-solicitation provision for a period of 12 months from the date of termination for any reason; and (ii) Mr. Benchimol who is subject to non-competition and non-solicitation (of our employees and customers) provisions for a period of 24 months after termination of employment. Additionally, the Executives are subject to ongoing confidentiality requirements.

The following table sets forth the termination and/or change in control benefits payable to each NEO, except for Mr. Gressier who provided notice to the Company of his voluntary resignation effective June 30, 2015, under the benefits applicable to all executive officers as well as under each NEO’s applicable employment agreement, assuming termination of employment on December 31, 2014. With the exception of insured benefits, all termination payments will be made by us.

Name	Death or Disability	Executive Termination for Good Reason or Company Termination Without Cause (pre-Change in Control)	Executive Termination for Good Reason or Company Termination Without Cause in Connection with Change in Control (1)
Albert A. Benchimol
Base Pay ($)	1,100,000	2,200,000	2,200,000
Separation Bonus ($)	1,925,000	6,545,000	8,855,000
Value of Equity Awards (2) ($)	19,648,397	19,648,397	19,648,397
Benefits and Perquisites: Medical, Dental, Vision (3) ($)	—	21,003	21,003
Total ($)	22,673,397	28,414,400	30,724,400
Christopher N. DiSipio
Base Pay ($)	—	500,000	500,000
Separation Bonus ($)	400,000	800,000	1,200,000
Value of Equity Awards (2) ($)	2,508,000	2,508,000	2,508,000
Benefits and Perquisites: Medical ($) (3)	—	14,557	14,557
Total ($)	2,908,000	3,822,557	4,222,557
Joseph C. Henry
Base Pay ($)	—	565,000	565,000
Separation Bonus ($)	565,000	1,130,000	1,695,000
Value of Equity Awards (2) ($)	2,915,604	2,915,604	2,915,604
Benefits and Perquisites: Medical, Dental, Vision (3) ($)	—	14,578	14,578
Total ($)	3,480,604	4,625,182	5,190,182
John D. Nichols
Base Pay ($)	—	900,000	900,000
Separation Bonus ($)	1,125,000	2,250,000	3,375,000
Value of Equity Awards (2) ($)	4,423,372	4,423,372	4,423,372
Benefits and Perquisites: Medical, Dental, Vision (3) ($)	—	21,003	21,003
Total ($)	5,548,372	7,594,375	8,719,375
Peter W. Wilson
Base Pay ($)	—	800,000	800,000
Separation Bonus ($)	1,000,000	2,000,000	3,000,000
Value of Equity Awards (2) ($)	2,292,409	2,292,409	2,292,409
Benefits and Perquisites: Medical, Dental, Vision ($) (3)	—	14,578	14,578
Total ($)	3,292,409	5,106,987	6,106,987

(1)
Under the 2007 LTEP and each of our NEO’s employment agreements, a “change in control” occurs if: (i) a person, company, government, or political subdivision, agency, or instrumentality of a government becomes the beneficial owner of 50% or more of the combined voting power of our outstanding voting securities, except for: (a) any acquisition directly from us, (b) any acquisition by us, (c) any acquisition by one of our employee benefit plans, or (d) any acquisition that complies with clauses (a), (b) and (c) of paragraph (iii) below; (ii) our Board is no longer composed of a majority of individuals who were either members as of the date the 2003 LTEP was adopted, or whose election or nomination for election was approved by a majority of the directors then comprising the incumbent Board; (iii) a merger, sale of substantially all of the assets or other similar transaction occurs between us and another person, company, government, or political subdivision, agency, or instrumentality of a government, unless, following the transaction, (a) substantially all of the beneficial owners of our voting securities immediately before the transaction beneficially own more than 50% of the combined voting power of the successor entity, in substantially the same proportions as their ownership of our voting securities immediately prior to the transaction; (b) no person, company, government, or political subdivision, agency, or instrumentality of a government (excluding the successor entity) beneficially owns 50% or more of the outstanding shares of our common stock or the combined voting power of the successor entity, or owns all or substantially all of our assets, except to the extent that such ownership existed with respect to us before the transaction; and (c) at least a majority of the members of the board of directors of the successor entity or person that owns all or substantially all of our assets as a result of the transaction were members of our incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, pursuant to which the merger or other transaction occurs; or (iv) our shareholders approve a complete liquidation or dissolution of AXIS Capital Holdings Limited, or the sale or other disposition of all or substantially all of our assets.

(2)
Indicates value of unvested equity awards for which vesting accelerates upon termination for death or disability and for which vesting continues in accordance with the vesting terms set forth in the applicable award agreements in the case of Company termination without cause or termination by each NEO for good reason. In the case of each NEO’s termination without cause by the Company or for good reason by the NEO after a change in control, unvested equity awards, including those subject to performance conditions, immediately vest. Aggregate value of unvested equity awards calculated at a price of $51.09, the closing price of our common stock on December 31, 2014.

(3)	Value of continued coverage under medical, dental, vision assumes the Company is paying full cost of COBRA premiums for one year.

2014 Director Compensation

Non-Management Directors
The table below sets forth information regarding compensation earned by our non-management directors in 2014.

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation ($)	Total ($)

Geoffrey Bell	$219,500	—	$219,500
Jane Boisseau	$218,000	—	$218,000
Michael A. Butt	$402,000 (2)	$950,000 (3)	$1,352,000
Charles A. Davis	$216,000	—	$216,000
Robert L. Friedman	$215,000	—	$215,000
Christopher V. Greetham	$276,000 (2)	—	$276,000
Maurice A. Keane	$277,500 (2)	—	$277,500
Sir Andrew Large	$225,500	—	$225,500
Cheryl-Ann Lister	$213,500	—	$213,500
Thomas C. Ramey	$251,000	—	$251,000
Henry B. Smith	$311,500 (2)	—	$311,500
Alice Young	$215,000	—	$215,000
Wilhelm Zeller	$213,500	—	$213,500

(1)
Under the terms of the 2014 Directors Annual Compensation Program, all or half of the annual cash retainer and all of the committee meeting fees can be distributed to the Directors in common shares in lieu of cash, pursuant to individual elections. For 2014, the following directors elected to have 50% of their annual retainer delivered in common shares resulting in the following common share payments: Mr. Bell (2,177), Ms. Boisseau (2,177), Mr. Greetham (2,177), Mr. Keane (2,177), Ms. Lister (2,177), Mr. Smith (2,177), Ms. Young (2,177), and Mr. Zeller (2,177). Mr. Friedman received 4,714 common shares, based on his election to have 100% of his annual retainer, and $16,500 related to 2013 meeting fees, delivered in common shares. All common share amounts are derived using the fair market value of our common stock on the tenth business day in January of the applicable year, pursuant to our 2014 Directors Annual Compensation Program.

(2)	Cash payment to Messrs. Butt, Greetham, Keane, and Smith includes $52,000 for serving on the Boards of our Irish subsidiaries, AXIS Re SE and AXIS Specialty Europe SE, during 2014.

(3)
Mr. Butt received $950,000 in consulting fee payments pursuant to the terms of a consulting agreement by and between Mr. Butt and the Company dated May 3, 2012, as amended December 5, 2013 and December 5, 2014.

2014 Directors Annual Compensation Program

Compensation for our directors generally consists of cash compensation in the form of annual retainer and meeting fees. Directors may elect to receive common shares of the Company in lieu of all or 50% of the annual retainer and all committee fees payable to them by notifying the Company of their election prior to January 1 of the year for which the election will be effective. The number of common shares issued to participants is based on the closing fair market value of the Company’s shares on the tenth trading day in January.

Directors who also are employees do not receive compensation for their service as directors. Pursuant to the 2014 Directors Annual Compensation Program, our non-management directors received an annual retainer of $200,000 for service on the Board. Our non-management Chairman of the Board receives an additional retainer of $150,000, pro-rated based on months of services as Chairman in the applicable year. The Chairman of the Audit Committee receives an annual fee of $30,000, the Chairman of the Risk Committee receives an annual fee of $15,000, the Chairman of each of the Finance Committee and

Compensation Committee receives an annual fee of $10,000, the Chairman of the Corporate Governance and Nominating Committee receives an annual fee of $7,500 and the Lead Independent Director receives an annual fee of $15,000. Non-management directors also receive $1,500 for each committee meeting attended. Non-management directors who become directors after January 1 of any year are entitled to a pro-rated portion of the annual director compensation based on months of service in that year.

In addition to compensation received for service on our Board, directors who serve on the Boards of our Irish subsidiaries, AXIS Re SE and AXIS Specialty Europe SE, received an annual retainer in the amount of $40,000 for service as director plus $3,000 for each meeting attended.

Director Compensation for 2015. In September 2014, our Board, based on the recommendations of our Compensation Committee, approved the 2015 Director’s Annual Compensation Program with no changes from the 2014 program.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2014, none of our executive officers served as a member of the compensation committee or as a director of another entity, one of whose executive officers served on our Compensation Committee or as one of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information concerning our equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (3)
Equity compensation plans approved by security holders	1,863,953	$28.02	5,868,286
Equity compensation plans not approved by security holders	—	—	—
Total	1,863,953	$28.02	5,868,286

(1)
Includes: (i) 20,000 stock options granted under our 2003 LTEP and the AXIS Capital Holdings Limited 2003 Directors Long-Term Equity Compensation Plan; (ii) 13,174 phantom stock units granted under the AXIS Capital Holdings Limited 2003 Directors Long-Term Equity Compensation Plan and 13,246 phantom stock units granted under our 2007 LTEP; and (iii) 1,720,577 restricted stock units and 96,956 performance units granted under our 2007 LTEP. This balance does not include 1,343,147 outstanding restricted shares, 1,451,539 cash-settled restricted stock units or 51,841 cash-settled performance units.

(2)	Represents the weighted-average exercise price of the 20,000 outstanding options. The weighted-average remaining term of all outstanding options is 12 days (or 0.03 years).

(3)
Includes common shares available for issuance under our 2007 LTEP pursuant to awards of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance unit awards and other equity-based or equity-related awards.

Principal Shareholders
The following table sets forth information as of February 13, 2015 regarding beneficial ownership of our common shares by each of the following, in each case based on information provided by these individuals:

•	Each person or group known to us to be the beneficial owner of more than 5% of our common shares

•	Each of our directors

•	Each of our Named Executive Officers

•	All of our directors and executive officers as a group

Directors and Executive Officers	Number of Common Shares (1)	Percent of Outstanding Common Shares (1)
Geoffrey Bell	13,454	*
Albert A. Benchimol	515,006	*
Jane Boisseau	6,971	*
Michael A. Butt	1,215,956	1.2%
Charles A. Davis	—	*
Robert L. Friedman	47,183	*
Christopher V. Greetham	24,949	*
Maurice A. Keane	95,880	*
Sir Andrew Large	9,711	*
Cheryl-Ann Lister	23,716	*
Thomas C. Ramey	12,276	*
Henry B. Smith	38,309	*
Alice Young	2,177	*
Wilhelm Zeller	12,527	*
Christopher N. DiSipio	59,462	*
John W. Gressier	242,816	*
Joseph C. Henry	17,905	*
John D. Nichols	73,481	*
Peter W. Wilson	9,673	*
All directors and executive officers as a group (19 persons)	2,421,452	2.4%
Other Shareholders
FMR LLC and related entities (2)	9,777,217	9.56%
Pzena Investment Management, LLC (3)	7,078,975	6.93%
The Vanguard Group (4)	7,742,888	7.57%
BlackRock, Inc. (5)	5,205,588	5.1%
*Less than 1%

(1)
Unless otherwise indicated, the number of common shares beneficially owned and percentage ownership are based on 100,784,936 common shares outstanding as of January 19, 2015 adjusted as required by rules promulgated by the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and includes sole or shared voting or investment power with respect to such shares. Except as indicated in the footnotes to the table, based on information provided by the persons named in the table, such persons have sole voting and investment power with respect to all common shares shown as beneficially owned by them. Our bye-laws reduce the total voting power of any shareholder owning 9.5% or more of our common shares to less than 9.5% of the voting power of our capital stock, but only in the event that a U.S. Shareholder, as defined in our bye-laws, owning 9.5% or more of our common shares is first determined to exist.

(2)
The number of common shares beneficially owned and the information set forth below is based solely on information contained in Amendment No. 11 to the Schedule 13G/A filed on February 13, 2015 by FMR LLC, 245 Summer Street, Boston Massachusetts, 02210, and includes common shares beneficially owned as of December 31, 2014. FMR LLC has sole voting power over 528,665 common shares and sole dispositive power over 9,777,217 common shares; Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and has sole dispositive power over 9,777,217 common shares; Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC and has sole dispositive power over 9,777,217 common shares; Fidelity Low-Priced Stock Fund has sole voting power over 7,484,300 common shares. Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(3)
The number of common shares beneficially owned and the information set forth below is based solely on information contained in Schedule 13G filed on January 29, 2015 by Pzena Investment Management, LLC (“Pzena”),120 West 45th Street, 20th Floor, New York, NY 10036, and includes common shares beneficially owned as of December 31, 2014. Pzena has sole voting power over 3,862,876 common shares and sole dispositive power over 7,078,975 common shares.

(4)
The number of common shares beneficially owned and the information set forth below is based solely on information contained in Schedule 13G filed on February 10, 2015 by The Vanguard Group (“Vanguard”), 100 Vanguard Blvd., Malvern, PA 19355, and includes common shares beneficially owned as of December 31, 2014. Vanguard has sole voting power over 100,257 common shares and sole dispositive power over 7,658,702 common shares.

(5)
The number of common shares beneficially owned and the information set forth below is based solely on information contained in Schedule 13G filed on February 3, 2015 by BlackRock, Inc. (“BlackRock”), 55 East 52nd Street, New York, NY 10022, and includes common shares beneficially owned as of December 31, 2014. BlackRock has sole voting power over 4,429,021 common shares and sole dispositive power over 5,205,588 common shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Transactions with Related Persons

We analyze all transactions in which AXIS participates and in which a related person may have a direct or indirect material interest, both due to the potential for a conflict of interest and to determine whether disclosure of the transaction is required under applicable SEC rules and regulations. Related persons include any of our directors, director nominees or executive officers, certain of our shareholders and their respective immediate family members. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with our interests. Our Code of Business Conduct requires all directors, officers and employees who may have a potential or apparent conflict of interest to fully disclose all the relevant facts promptly to our General Counsel.

In addition to the reporting requirements under the Code of Business Conduct, to identify related person transactions, each year we submit and require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. Any potential related person transactions are reviewed by our Corporate Governance and Nominating Committee, which pursuant to its charter is responsible for reviewing and approving any proposed transaction with any related person.

Certain Relationships and Related Transactions

Our Chairman, Mr. Butt, received $950,000 in consulting fee payments in 2014 pursuant to the terms of a consulting agreement by and between Mr. Butt and the Company dated May 3, 2012, as amended December 5, 2013 and December 5, 2014.

Mr. Davis is the Chief Executive Officer of Stone Point. We have contracted with StoneRiver RegEd Inc., an affiliate of Stone Point, for broker and adjuster licensing, appointment and compliance services. In 2014, we paid $408,852 to StoneRiver RegEd Inc. for these services. We also have funds invested in an account managed by SKY Harbor Capital Management, LLC, an affiliate of Stone Point. In 2014, we paid SKY Harbor $3,106,525 in management fees for their services. Additionally, we currently have $30 million committed to the NXT Capital Senior Loan Fund II. The manager of NXT Capital Senior Loan Fund II is an indirect subsidiary of NXT Capital Holdings, L.P. ("NXT Capital"). Stone Point, through an affiliated fund, owns approximately 45% of NXT Capital. During 2014, fees paid to NXT Capital totaled $228,880.

We provide insurance in the ordinary course of business to various entities that are affiliated with some of our directors and/or principal shareholders. These transactions are negotiated on an arm’s-length basis.

Director Independence

Please refer to Item 10 - “Directors, Executive Officers and Corporate Governance” for information on director independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered for us by Deloitte Ltd. for the fiscal years ended December 31, 2014 and 2013 are set forth below.

	Fiscal Year 2014	Fiscal Year 2013
Audit Fees (1)	$4,595,368	$4,206,921
Audit-Related Fees (2)	75,994	148,425
Tax Fees (3)	23,633	423,977
All Other Fees (4)	—	—
Total	$4,694,995	$4,779,323

(1)
Audit Fees for the years ended December 31, 2014 and 2013 were for professional services rendered for the audit of our annual financial statements, for the review of the financial statements included in our quarterly reports on Form 10-Q, for services in connection with the audits for insurance statutory and regulatory purposes in the various jurisdictions in which we operate and for the provision of opinions and consents relating to our filings with the Securities and Exchange Commission.

(2)
Audit-Related Fees for the years ended December 31, 2014, and December 31, 2013, related to the provision of comfort letters in relation to a debt offering, the repurchase of common shares formerly held by Stone Point Capital LLC and its affiliates and an issuance of preferred securities. The amounts also included fees related to an actuarial external peer review and preparation of an annual regulatory certificate in Australia and New York and the audit of employees’ pension plans.

(3)	Tax fees for the year ended December 31, 2014 included $13,782 for tax consulting services and $9,851 for tax compliance services.

(4)	There were no fees in the All Other Fees category for the fiscal years ended December 31, 2014 or 2013.

Pre-Approval Policy

In September 2003, our Board adopted a policy regarding the procurement of audit services and non-audit services. The primary purpose of the policy is to ensure that we engage public accountants as external auditors to provide only audit and non-audit services that are compatible with maintaining independence. The policy requires that the Audit Committee pre-approve all audit and non-audit services for which our auditors are engaged. The Audit Committee may delegate the authority to grant pre-approvals to the Chairman of the Audit Committee or, in the event of his non-availability, to any other Audit Committee member. The Chairman of the Audit Committee or such other Audit Committee member must present to the Audit Committee at each scheduled meeting any pre-approvals that are granted. For the years ended December 31, 2014 and 2013, 100% of the audit fees, the audit-related fees and the tax fees were pre-approved.

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

2.1
Agreement and Plan of Amalgamation, dated as of January 25, 2015, by and among PartnerRe Ltd. and AXIS Capital Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 29, 2015).

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

4.3
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

4.8
Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 4, 2005).

4.9
Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 23, 2005).

4.10
Certificate of Designations setting from the specific rights, preferences, limitations and other terms of the Series C Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 19, 2012).

4.11
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

*10.3
Amendment No. 1 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 5, 2013 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 9, 2013).

*†10.4	Amendment No. 2 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 5, 2014.

*10.5
Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. dated May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.6
Restricted Stock Agreement for Albert Benchimol pursuant to the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.7
Employment Agreement by and between John Gressier and AXIS Specialty Europe SE dated December 5, 2013 (incorporated by by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 9, 2013).

*10.8
Separation Agreement entered into by and between John Gressier and AXIS Specialty Europe SE dated August 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2014).

*10.9
Letter Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated July 8, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2013).

*10.10
Employment Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated January 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 29, 2015).

*10.11
Employment Agreement by and between Joseph C. Henry and AXIS Specialty U.S. Services, Inc. dated January 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 29, 2015).

*†10.12	Employment Agreement by and between Peter W. Wilson and AXIS Specialty U.S. Services, Inc. dated June 23, 2014.

*†10.13	Employment Agreement by and between Chris DiSipio and AXIS Specialty U.S. Services, Inc. dated February 27, 2014.

*10.14	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-103620) filed on May 17, 2003).

*10.15	2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).

*10.16	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2010).

*10.17	Form of Employee Restricted Stock Unit Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 21, 2014).

*10.18	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 21, 2014). .

*10.19	2013 Executive Long-Term Equity Compensation Program (incorporated by by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2013).

*10.20	2014 Executive Annual Incentive Plan (incorporated by by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2014).

*10.21	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).

*10.22	2003 Directors Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2009).

*10.23	2015 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 31, 2014).

*10.24	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 26, 2008).

10.25
Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.26
Amendment to Master Reimbursement Agreement dated January 27, 2012 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2012).

10.27
Amendment to Committed Facility Letter dated November 20, 2013 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

10.28
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

10.29
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

10.30
Letter of Credit Facility dated November 6, 2013 by and between AXIS Specialty Limited and ING Bank N.V., London Branch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 8, 2013).

10.31
Guaranty dated February 10, 2014 by AXIS Specialty Finance PLC in favor of the Lenders, the Administrative Agent, the Fronting Banks and the L/C Administrator under the Credit Agreement dated March 26, 2013, as amended, by and among AXIS Capital Holdings Limited, certain subsidiaries of AXIS Capital Holdings Limited party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Fronting Bank and L/C Administrator and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2014).

†12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

†21.1	Subsidiaries of the registrant.

†23.1	Consent of Deloitte Ltd.

†24.1	Power of Attorney (included as part of signature pages hereto).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101
The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibits 10.2 through 10.24 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2014, and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our report thereon dated February 20, 2015; such consolidated financial statements and reports are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 20, 2015

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS – PARENT COMPANY
DECEMBER 31, 2014 AND 2013

	2014	2013
	(in thousands)
Assets
Investments in subsidiaries on equity basis	$6,114,436	$6,581,368
Cash and cash equivalents	7,041	4,414
Other assets	2,642	3,179
Total assets	$6,124,119	$6,588,961

Liabilities
Intercompany payable	$213,149	$204,877
Senior notes	—	499,906
Dividends payable	48,197	47,959
Other liabilities	41,652	18,257
Total liabilities	302,998	770,999

Shareholders’ equity
Preferred shares	627,843	627,843
Common shares (2014: 175,478; 2013: 174,134 shares issued and 2014: 99,426; 2013: 109,485 shares outstanding)	2,191	2,174
Additional paid-in capital	2,285,016	2,240,125
Accumulated other comprehensive income (loss)	(45,574)	117,825
Retained earnings	5,715,504	5,062,706
Treasury shares, at cost (2014: 76,052; 2013: 64,649 shares)	(2,763,859)	(2,232,711)
Total shareholders’ equity	5,821,121	5,817,962
Total liabilities and shareholders’ equity	$6,124,119	$6,588,961

(1)
On November 15, 2004, AXIS Capital issued $500 million aggregate principal amount of 5.75% senior unsecured debt (“Senior Notes”) at an issue price of 99.785%, generating net proceeds of $496 million. Interest of the 5.75% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. AXIS Capital repaid the full $500 million of its outstanding 5.75% Senior Notes upon their scheduled maturity of December 1, 2014.

(2)
AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance LLC, a 100% owned finance subsidiary, related to the issuance of $500 million aggregate principal amount of 5.875% senior unsecured notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

(3)
AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance PLC,, a 100% owned finance subsidiary, related to the issuance of $250 million aggregate principal amount of 2.65% and $250 million aggregate principal amount of 5.15% senior unsecured notes. AXIS Capital's obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

(4)
AXIS Capital has fully and unconditionally guaranteed the obligations of AXIS Specialty Finance LLC, AXIS Specialty Finance PLC and AXIS Specialty Holdings Bermuda Limited related to the $250 million credit facility issued by a syndication of lenders. At December 31, 2014, debt outstanding under the credit facility was $nil.

(5)
AXIS Capital has fully and unconditionally guaranteed the derivative instrument obligations of certain of its 100% owned operating subsidiaries. At December 31, 2014, the fair value of guaranteed obligations utilized aggregated to $68 million (2013: $28 million).

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
	(in thousands)
Revenues
Net investment income	$3	$5	$25
Total revenues	3	5	25

Expenses
General and administrative expenses	57,998	40,565	62,293
Interest expense and financing costs	26,749	29,201	29,201
Total expenses	84,747	69,766	91,494

Loss before equity in net earnings of subsidiaries	(84,744)	(69,761)	(91,469)
Equity in net earnings of subsidiaries	895,489	797,226	638,710
Net income	810,745	727,465	547,241
Preferred share dividends	40,088	40,474	38,228
Loss on repurchase of preferred shares	—	3,081	14,009
Net income available to common shareholders	$770,657	$683,910	$495,004

Comprehensive income	$641,165	$482,668	$781,701

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$810,745	$727,465	$547,241
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(895,489)	(797,226)	(638,710)
Change in intercompany payable	8,272	(38,375)	(7,667)
Dividends received from subsidiaries	724,000	566,000	525,000
Other items	53,865	34,803	56,425
Net cash provided by operating activities	701,393	492,667	482,289

Cash flows from investing activities:
Capital repaid from subsidiary	496,593	—	—
Net cash provided by investing activities	496,593	—	—

Cash flows from financing activities:
Redemption of senior notes	(500,000)	—	—
Net proceeds from issuance of preferred shares	—	218,449	393,544
Repurchase of preferred shares	—	(100,000)	(404,073)
Repurchase of common shares	(543,202)	(472,263)	(317,687)
Dividends paid - common shares	(117,619)	(118,426)	(120,487)
Dividends paid - preferred shares	(40,088)	(39,193)	(38,228)
Proceeds from issuance of common shares	5,550	20,339	5,120
Net cash used in financing activities	(1,195,359)	(491,094)	(481,811)

Increase in cash and cash equivalents	2,627	1,573	478
Cash and cash equivalents - beginning of year	4,414	2,841	2,363
Cash and cash equivalents - end of year	$7,041	$4,414	$2,841

Supplemental disclosures of cash flow information:
Interest paid	$28,750	$28,750	$28,750

SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2014
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$135,111	$5,063,147	$1,506,925	$1,830,544	$—	$1,131,880	$278,804	$341,214	$1,779,501
Reinsurance	331,876	4,533,650	1,228,451	2,040,455	—	1,054,842	458,393	144,987	2,127,474
Corporate	—	—	—	—	342,766	—	—	135,675	—
Total	$466,987	$9,596,797	$2,735,376	$3,870,999	$342,766	$2,186,722	$737,197	$621,876	$3,906,975

	At and year ended December 31, 2013
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$150,109	$4,873,184	$1,548,653	$1,722,762	$—	$1,050,402	$242,363	$347,684	$1,813,538
Reinsurance	306,013	4,708,956	1,135,196	1,984,303	—	1,083,793	421,828	137,450	2,114,662
Corporate	—	—	—	—	409,312	—	—	90,256	—
Total	$456,122	$9,582,140	$2,683,849	$3,707,065	$409,312	$2,134,195	$664,191	$575,390	$3,928,200

	At and year ended December 31, 2012
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$128,311	$4,492,553	$1,456,318	$1,558,058	$—	$953,564	$226,859	$314,834	$1,522,245
Reinsurance	260,937	4,566,178	998,374	1,857,405	—	1,142,464	400,794	116,487	1,815,211
Corporate	—	—	—	—	380,957	—	—	129,660	—
Total	$389,248	$9,058,731	$2,454,692	$3,415,463	$380,957	$2,096,028	$627,653	$560,981	$3,337,456

(1)	As we evaluate the underwriting results of each of our reportable segments separately from the results of our investment portfolio, we do not allocate net investment income to our reportable segments.

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

SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2014
Property and Casualty	$1,882,695	$786,555	$2,548,174	$3,644,314	69.9%
Accident and Health	127,279	17,989	153,371	262,661	58.4%
Total	$2,009,974	$804,544	$2,701,545	$3,906,975	69.1%
2013
Property and Casualty	$1,920,203	$767,374	$2,508,363	$3,661,192	68.5%
Accident and Health	54,712	1,467	213,763	267,008	80.1%
Total	$1,974,915	$768,841	$2,722,126	$3,928,200	69.3%
2012
Property and Casualty	$1,765,407	$800,466	$2,213,441	$3,178,382	69.6%
Accident and Health	40,480	1,721	120,315	159,074	75.6%
Total	$1,805,887	$802,187	$2,333,756	$3,337,456	69.9%