Form 10-Q
period 2015-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2015-05-04
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
As of April 24, 2015, there were 100,928,728 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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
These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence and magnitude of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to these models,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business,

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values,

•	the failure to complete our amalgamation with PartnerRe Ltd., and

•
the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in our Annual Report on Form 10-K for the year ended December 31, 2014.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	2015	2014
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2015: $12,012,633; 2014: $12,185,973)	$12,012,894	$12,129,273
Equity securities, available for sale, at fair value (Cost 2015: $572,317; 2014: $531,648)	601,329	567,707
Other investments, at fair value	939,006	965,465
Short-term investments, at fair value and amortized cost	38,373	107,534
Total investments	13,591,602	13,769,979
Cash and cash equivalents	996,596	921,830
Restricted cash and cash equivalents	273,496	287,865
Accrued interest receivable	79,706	83,070
Insurance and reinsurance premium balances receivable	2,241,875	1,808,620
Reinsurance recoverable on unpaid and paid losses	1,921,311	1,926,145
Deferred acquisition costs	616,966	466,987
Prepaid reinsurance premiums	357,042	351,441
Receivable for investments sold	13,432	169
Goodwill and intangible assets	88,508	88,960
Other assets	278,285	250,670
Total assets	$20,458,819	$19,955,736

Liabilities
Reserve for losses and loss expenses	$9,443,222	$9,596,797
Unearned premiums	3,293,952	2,735,376
Insurance and reinsurance balances payable	266,789	249,186
Senior notes	991,045	990,790
Payable for investments purchased	196,526	188,176
Other liabilities	221,050	315,471
Total liabilities	14,412,584	14,075,796

Shareholders’ equity
Preferred shares	627,843	627,843
Common shares (2015: 176,190; 2014: 175,478 shares issued and 2015: 100,219; 2014: 99,426 shares outstanding)	2,200	2,191
Additional paid-in capital	2,287,065	2,285,016
Accumulated other comprehensive loss	(17,070)	(45,574)
Retained earnings	5,842,239	5,715,504
Treasury shares, at cost (2015: 75,971; 2014: 76,052 shares)	(2,765,114)	(2,763,859)
Total shareholders’ equity attributable to AXIS Capital	5,977,163	5,821,121
Noncontrolling interests	69,072	58,819
Total shareholders’ equity	6,046,235	5,879,940

Total liabilities and shareholders’ equity	$20,458,819	$19,955,736

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three months ended
	2015	2014
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$906,222	$945,949
Net investment income	92,110	82,744
Other insurance related income	7,676	3,082
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(17,568)	(786)
Other realized investment gains (losses)	(24,985)	11,406
Total net realized investment gains (losses)	(42,553)	10,620
Total revenues	963,455	1,042,395

Expenses
Net losses and loss expenses	518,937	544,207
Acquisition costs	171,702	172,036
General and administrative expenses	163,517	152,729
Foreign exchange losses (gains)	(63,220)	4,233
Interest expense and financing costs	12,257	16,594
Total expenses	803,193	889,799

Income before income taxes	160,262	152,596
Income tax expense (benefit)	(690)	4,125
Net income	160,952	148,471
Amounts attributable to (from) noncontrolling interests	(4,873)	1,222
Net income attributable to AXIS Capital	165,825	147,249
Preferred share dividends	10,022	10,022
Net income available to common shareholders	$155,803	$137,227

Per share data
Net income per common share:
Basic net income	$1.56	$1.26
Diluted net income	$1.54	$1.24
Weighted average number of common shares outstanding - basic	99,910	109,053
Weighted average number of common shares outstanding - diluted	101,139	110,391
Cash dividends declared per common share	$0.29	$0.27

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three months ended
	2015	2014
	(in thousands)
Net income	$160,952	$148,471
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	(5,187)	71,383
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	45,104	(9,613)
Unrealized gains arising during the period, net of reclassification adjustment	39,917	61,770
Foreign currency translation adjustment	(13,278)	2,659
Total other comprehensive income, net of tax	26,639	64,429
Comprehensive income	187,591	212,900
Amounts attributable (to) from noncontrolling interests	6,738	(1,222)
Comprehensive income attributable to AXIS Capital	$194,329	$211,678

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014
	(in thousands)
Preferred shares
Balance at beginning and end of period	$627,843	$627,843

Common shares (par value)
Balance at beginning of period	2,191	2,174
Shares issued	9	14
Balance at end of period	2,200	2,188

Additional paid-in capital
Balance at beginning of period	2,285,016	2,240,125
Shares issued - common shares	2,294	1,861
Cost of treasury shares reissued	(13,517)	(8,128)
Stock options exercised	560	392
Share-based compensation expense	12,712	12,852
Balance at end of period	2,287,065	2,247,102

Accumulated other comprehensive income (loss)
Balance at beginning of period	(45,574)	117,825
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(28,192)	124,945
Unrealized gains arising during the period, net of reclassification adjustment	39,917	61,770
Non-credit portion of OTTI losses	—	—
Balance at end of period	11,725	186,715
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(17,382)	(7,120)
Foreign currency translation adjustments	(13,278)	2,659
Amounts attributable from noncontrolling interests	1,865	—
Balance at end of period	(28,795)	(4,461)
Balance at end of period	(17,070)	182,254

Retained earnings
Balance at beginning of period	5,715,504	5,062,706
Net income	160,952	148,471
Amounts attributable (to) from noncontrolling interests	4,873	(1,222)
Preferred share dividends	(10,022)	(10,022)
Common share dividends	(29,068)	(28,985)
Balance at end of period	5,842,239	5,170,948

Treasury shares, at cost
Balance at beginning of period	(2,763,859)	(2,232,711)
Shares repurchased for treasury	(14,772)	(178,703)
Cost of treasury shares reissued	13,517	8,128
Balance at end of period	(2,765,114)	(2,403,286)

Total shareholders’ equity attributable to AXIS Capital	5,977,163	5,827,049
Noncontrolling interests	69,072	51,222
Total shareholders' equity	$6,046,235	$5,878,271

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$160,952	$148,471
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment losses (gains)	42,553	(10,620)
Net realized and unrealized gains on other investments	(30,935)	(16,759)
Amortization of fixed maturities	31,372	30,919
Other amortization and depreciation	6,581	15,889
Share-based compensation expense, net of cash payments	4,834	8,700
Changes in:
Accrued interest receivable	3,101	7,626
Reinsurance recoverable balances	(10,133)	18,305
Deferred acquisition costs	(149,947)	(178,170)
Prepaid reinsurance premiums	(6,926)	31,308
Reserve for loss and loss expenses	(127,224)	85,312
Unearned premiums	559,479	685,778
Insurance and reinsurance balances, net	(415,909)	(630,861)
Other items	(95,778)	(44,630)
Net cash provided by (used in) operating activities	(27,980)	151,268

Cash flows from investing activities:
Purchases of:
Fixed maturities	(3,036,497)	(3,298,375)
Equity securities	(41,239)	(73,197)
Other investments	(21,418)	(19,850)
Short-term investments	(14,513)	(420,115)
Proceeds from the sale of:
Fixed maturities	2,823,044	3,092,006
Equity securities	522	73,694
Other investments	78,812	76,657
Short-term investments	79,657	154,603
Proceeds from redemption of fixed maturities	280,864	279,815
Proceeds from redemption of short-term investments	4,632	14,548
Purchase of other assets	(4,647)	(19,152)
Change in restricted cash and cash equivalents	14,369	(24,405)
Net cash provided by (used in) investing activities	163,586	(163,771)

Cash flows from financing activities:
Sales of shares to noncontrolling interests	56,991	—
Return of capital to noncontrolling interests	(40,000)	—
Dividends paid - common shares	(30,103)	(29,562)
Repurchase of common shares	(22,581)	(162,536)
Dividends paid - preferred shares	(10,022)	(10,022)
Proceeds from issuance of common shares	2,863	2,266
Net proceeds from issuance of senior notes	—	494,344
Net cash provided by (used in) financing activities	(42,852)	294,490

Effect of exchange rate changes on foreign currency cash and cash equivalents	(17,988)	441
Increase in cash and cash equivalents	74,766	282,428
Cash and cash equivalents - beginning of period	921,830	923,326
Cash and cash equivalents - end of period	$996,596	$1,205,754

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at March 31, 2015 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended March 31, 2015 and 2014 have not been audited. The balance sheet at December 31, 2014 is derived from our audited financial statements.

These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the Securities and Exchange Commission's (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All inter-company accounts and transactions have been eliminated.

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. Tabular dollar and share amounts are in thousands, except per share amounts. All amounts are reported in U.S. dollars.

Significant Accounting Policies

There were no notable changes in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2015			2014
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$602,724	$1,076,208	$1,678,932	$601,721	$1,219,678	$1,821,399
Net premiums written	436,740	1,026,812	1,463,552	456,692	1,207,892	1,664,584
Net premiums earned	447,467	458,755	906,222	449,214	496,735	945,949
Other insurance related income	—	7,676	7,676	—	3,082	3,082
Net losses and loss expenses	(285,773)	(233,164)	(518,937)	(279,423)	(264,784)	(544,207)
Acquisition costs	(64,455)	(107,247)	(171,702)	(65,057)	(106,979)	(172,036)
General and administrative expenses	(87,689)	(39,656)	(127,345)	(87,946)	(36,076)	(124,022)
Underwriting income	$9,550	$86,364	95,914	$16,788	$91,978	108,766

Corporate expenses			(36,172)			(28,707)
Net investment income			92,110			82,744
Net realized investment gains (losses)			(42,553)			10,620
Foreign exchange (losses) gains			63,220			(4,233)
Interest expense and financing costs			(12,257)			(16,594)
Income before income taxes			$160,262			$152,596

Net loss and loss expense ratio	63.9%	50.8%	57.3%	62.2%	53.3%	57.5%
Acquisition cost ratio	14.4%	23.4%	18.9%	14.5%	21.5%	18.2%
General and administrative expense ratio	19.6%	8.6%	18.1%	19.6%	7.3%	16.2%
Combined ratio	97.9%	82.8%	94.3%	96.3%	82.1%	91.9%

Goodwill and intangible assets	$88,508	$—	$88,508	$90,350	$—	$90,350

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At March 31, 2015
Fixed maturities
U.S. government and agency	$1,490,502	$9,183	$(5,528)	$1,494,157	$—
Non-U.S. government	932,741	7,041	(66,685)	873,097	—
Corporate debt	4,549,974	58,133	(73,829)	4,534,278	—
Agency RMBS(1)	2,150,598	51,061	(1,416)	2,200,243	—
CMBS(2)	1,111,327	21,219	(1,223)	1,131,323	—
Non-Agency RMBS	77,185	2,560	(1,744)	78,001	(865)
ABS(3)	1,500,493	3,438	(8,102)	1,495,829	—
Municipals(4)	199,813	6,649	(496)	205,966	—
Total fixed maturities	$12,012,633	$159,284	$(159,023)	$12,012,894	$(865)

Equity securities
Exchange-traded funds	453,978	46,224	(2,155)	498,047
Non-U.S. bond mutual funds	118,339	—	(15,057)	103,282
Total equity securities	$572,317	$46,224	$(17,212)	$601,329

At December 31, 2014
Fixed maturities
U.S. government and agency	$1,645,068	$3,337	$(28,328)	$1,620,077	$—
Non-U.S. government	1,080,601	7,383	(54,441)	1,033,543	—
Corporate debt	4,386,432	40,972	(66,280)	4,361,124	—
Agency RMBS(1)	2,241,581	40,762	(4,235)	2,278,108	—
CMBS(2)	1,085,618	13,289	(2,019)	1,096,888	—
Non-Agency RMBS	71,236	2,765	(915)	73,086	(889)
ABS(3)	1,475,026	2,748	(16,188)	1,461,586	—
Municipals(4)	200,411	5,282	(832)	204,861	—
Total fixed maturities	$12,185,973	$116,538	$(173,238)	$12,129,273	$(889)

Equity securities
Exchange-traded funds	416,063	43,583	(4,756)	454,890
Non-U.S. bond mutual funds	115,585	—	(2,768)	112,817
Total equity securities	$531,648	$43,583	$(7,524)	$567,707

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

	Amortized Cost	Fair Value	% of Total Fair Value

At March 31, 2015
Maturity
Due in one year or less	$508,448	$503,179	4.2%
Due after one year through five years	4,387,194	4,349,800	36.2%
Due after five years through ten years	2,042,045	2,016,713	16.8%
Due after ten years	235,343	237,806	2.0%
	7,173,030	7,107,498	59.2%
Agency RMBS	2,150,598	2,200,243	18.3%
CMBS	1,111,327	1,131,323	9.4%
Non-Agency RMBS	77,185	78,001	0.6%
ABS	1,500,493	1,495,829	12.5%
Total	$12,012,633	$12,012,894	100.0%

At December 31, 2014
Maturity
Due in one year or less	$424,077	$423,265	3.5%
Due after one year through five years	4,925,780	4,892,411	40.3%
Due after five years through ten years	1,755,248	1,695,641	14.0%
Due after ten years	207,407	208,288	1.7%
	7,312,512	7,219,605	59.5%
Agency RMBS	2,241,581	2,278,108	18.8%
CMBS	1,085,618	1,096,888	9.0%
Non-Agency RMBS	71,236	73,086	0.6%
ABS	1,475,026	1,461,586	12.1%
Total	$12,185,973	$12,129,273	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At March 31, 2015
Fixed maturities
U.S. government and agency	$94,248	$(4,525)	$329,487	$(1,003)	$423,735	$(5,528)
Non-U.S. government	112,581	(31,924)	349,284	(34,761)	461,865	(66,685)
Corporate debt	53,901	(5,679)	1,263,181	(68,150)	1,317,082	(73,829)
Agency RMBS	55,492	(748)	208,699	(668)	264,191	(1,416)
CMBS	54,293	(719)	145,716	(504)	200,009	(1,223)
Non-Agency RMBS	5,685	(762)	17,917	(982)	23,602	(1,744)
ABS	449,335	(6,367)	544,239	(1,735)	993,574	(8,102)
Municipals	14,528	(139)	16,297	(357)	30,825	(496)
Total fixed maturities	$840,063	$(50,863)	$2,874,820	$(108,160)	$3,714,883	$(159,023)

Equity securities
Exchange-traded funds	—	—	80,230	(2,155)	80,230	(2,155)
Non-U.S. bond mutual funds	—	—	103,282	(15,057)	103,282	(15,057)
Total equity securities	$—	$—	$183,512	$(17,212)	$183,512	$(17,212)

At December 31, 2014
Fixed maturities
U.S. government and agency	$388,551	$(24,319)	$786,850	$(4,009)	$1,175,401	$(28,328)
Non-U.S. government	143,602	(29,171)	435,670	(25,270)	579,272	(54,441)
Corporate debt	26,708	(2,221)	2,199,672	(64,059)	2,226,380	(66,280)
Agency RMBS	259,914	(3,084)	333,288	(1,151)	593,202	(4,235)
CMBS	68,624	(925)	256,225	(1,094)	324,849	(2,019)
Non-Agency RMBS	6,689	(613)	13,442	(302)	20,131	(915)
ABS	425,663	(10,325)	750,679	(5,863)	1,176,342	(16,188)
Municipals	34,462	(644)	25,284	(188)	59,746	(832)
Total fixed maturities	$1,354,213	$(71,302)	$4,801,110	$(101,936)	$6,155,323	$(173,238)

Equity securities
Exchange-traded funds	—	—	91,275	(4,756)	91,275	(4,756)
Non-U.S. bond mutual funds	—	—	112,817	(2,768)	112,817	(2,768)
Total equity securities	$—	$—	$204,092	$(7,524)	$204,092	$(7,524)

Fixed Maturities

At March 31, 2015, 1,004 fixed maturities (2014: 1,388) were in an unrealized loss position of $159 million (2014: $173 million), of which $17 million (2014: $36 million) was related to securities below investment grade or not rated.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

At March 31, 2015, 180 (2014: 223) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $840 million (2014: $1,354 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at March 31, 2015, and were expected to recover in value as the securities approach maturity. Further, at March 31, 2015, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At March 31, 2015, 8 securities (2014: 9) were in an unrealized loss position of $17 million (2014: $8 million).

At March 31, 2015 and December 31, 2014, there were no securities that had been in a continuous unrealized loss position for 12 months or greater. Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at March 31, 2015.

b) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds and CLO Equities, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At March 31, 2015
Long/short equity funds	$242,096	26%	Quarterly, Semi-annually	30-60 days
Multi-strategy funds	336,342	36%	Quarterly, Semi-annually	60-95 days
Event-driven funds	189,212	20%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	9,616	1%	Quarterly	65 days
Direct lending funds	69,682	7%	n/a	n/a
CLO - Equities	92,058	10%	n/a	n/a
Total other investments	$939,006	100%

At December 31, 2014
Long/short equity funds	$298,907	31%	Quarterly, Semi-annually	30-60 days
Multi-strategy funds	324,020	34%	Quarterly, Semi-annually	60-95 days
Event-driven funds	185,899	19%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	9,713	1%	Quarterly	65 days
Direct lending funds	54,438	6%	n/a	n/a
CLO - Equities	92,488	9%	n/a	n/a
Total other investments	$965,465	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

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

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2015 and 2014, neither of these restrictions impacted our redemption requests. At March 31, 2015, $95 million (2014: $87 million), representing 12% (2014: 11%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiration of these lockup periods range from June 2015 to March 2016.

At March 31, 2015, $6 million (2014: $6 million) was invested in hedge funds that are not accepting redemption requests. Of this amount, substantially all relates to a leveraged bank loan fund in a period of planned principal distributions. Based on market conditions and payments made to date, management's current expectation is that the distribution process will be completed in 2015.

At March 31, 2015, we have $72 million (2014: $88 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
During 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in December, 2018. The General Partner then has the option to extend the term by up to three years. At March 31, 2015, $29 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the multi-strategy funds line of the table above.
During 2015, we made a $100 million commitment as a limited partner in a fund which invests in real estate and real estate securities and businesses. The fund is subject to a 3 year commitment period and a total fund life of 8 years during which time we are not eligible to redeem our investment. At March 31, 2015 our commitment remains unfunded.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2015	2014

Fixed maturities	$66,101	$72,957
Other investments	30,935	16,760
Equity securities	1,676	2,286
Cash and cash equivalents	1,102	863
Short-term investments	69	214
Gross investment income	99,883	93,080
Investment expenses	(7,773)	(10,336)
Net investment income	$92,110	$82,744

d) Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

	Three months ended March 31,
	2015	2014

Gross realized gains
Fixed maturities and short-term investments	$15,661	$33,770
Equities	38	19,267
Gross realized gains	15,699	53,037
Gross realized losses
Fixed maturities and short-term investments	(43,091)	(33,704)
Equities	(124)	(2,438)
Gross realized losses	(43,215)	(36,142)
Net OTTI recognized in earnings	(17,568)	(786)
Change in fair value of investment derivatives(1)	2,531	(5,489)
Net realized investment gains (losses)	$(42,553)	$10,620

(1) Refer to Note 5 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended March 31,
	2015	2014

Fixed maturities:
Non-U.S. government	$1,422	$38
Corporate debt	16,120	15
Non-Agency RMBS	4	—
ABS	22	56
	17,568	109
Equity Securities
Common stocks	—	677
	—	677
Total OTTI recognized in earnings	$17,568	$786

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended March 31,
	2015	2014

Balance at beginning of period	$1,531	$1,594
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	10	—
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	—	(4)
Balance at end of period	$1,541	$1,590

e) Reverse Repurchase Agreements

At March 31, 2015, we held $123 million (2014: $110 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income.

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

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and CLO Debt originated by a variety of financial institutions. Similarly to MBS, the fair values of ABS are priced through the use of a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. These securities are classified within Level 3.

Municipals

Our municipal portfolio comprises revenue and general obligation bonds issued by U.S. domiciled state and municipal entities. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

Equity Securities

Equity securities include exchange-traded funds and non-U.S. bond mutual funds. For exchange-traded funds, we classified these within Level 1 as their fair values are based on unadjusted quoted market prices in active markets. Our investments in non-U.S. bond mutual funds have daily liquidity, with redemption based on the net asset value ("NAV") of the funds. Accordingly, we have classified these investments as Level 2.

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

At March 31, 2015, our direct investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

Insurance-linked Securities

Insurance-linked securities comprise investment in a catastrophe bond. We obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At March 31, 2015
Assets
Fixed maturities
U.S. government and agency	$1,400,810	$93,347	$—	$1,494,157
Non-U.S. government	—	873,097	—	873,097
Corporate debt	—	4,507,421	26,857	4,534,278
Agency RMBS	—	2,200,243	—	2,200,243
CMBS	—	1,114,262	17,061	1,131,323
Non-Agency RMBS	—	78,001	—	78,001
ABS	—	1,455,908	39,921	1,495,829
Municipals	—	205,966	—	205,966
	1,400,810	10,528,245	83,839	12,012,894
Equity securities
Exchange-traded funds	498,047	—	—	498,047
Non-U.S. bond mutual funds	—	103,282	—	103,282
	498,047	103,282	—	601,329
Other investments
Hedge funds	—	281,417	495,849	777,266
Direct lending funds	—	—	69,682	69,682
CLO - Equities	—	—	92,058	92,058
	—	281,417	657,589	939,006
Short-term investments	—	38,373	—	38,373
Derivative instruments (see Note 5)	—	4,250	—	4,250
Insurance-linked securities	—	—	25,000	25,000
Total Assets	$1,898,857	$10,955,567	$766,428	$13,620,852
Liabilities
Derivative instruments (see Note 5)	$—	$10,312	$7,308	$17,620
Cash settled awards (see Note 7)	—	12,641	—	12,641
Total Liabilities	$—	$22,953	$7,308	$30,261

At December 31, 2014
Assets
Fixed maturities
U.S. government and agency	$1,497,922	$122,155	$—	$1,620,077
Non-U.S. government	—	1,033,543	—	1,033,543
Corporate debt	—	4,345,287	15,837	4,361,124
Agency RMBS	—	2,278,108	—	2,278,108
CMBS	—	1,079,125	17,763	1,096,888
Non-Agency RMBS	—	73,086	—	73,086
ABS	—	1,421,555	40,031	1,461,586
Municipals	—	204,861	—	204,861
	1,497,922	10,557,720	73,631	12,129,273
Equity securities
Exchange-traded funds	454,890	—	—	454,890
Non-U.S. bond mutual funds	—	112,817	—	112,817
	454,890	112,817	—	567,707
Other investments
Hedge funds	—	347,621	470,918	818,539
Direct lending funds	—	—	54,438	54,438
CLO - Equities	—	—	92,488	92,488
	—	347,621	617,844	965,465
Short-term investments	—	107,534	—	107,534
Derivative instruments (see Note 5)	—	7,153	111	7,264
Insurance-linked securities	—	—	—	—
Total Assets	$1,952,812	$11,132,845	$691,586	$13,777,243
Liabilities
Derivative instruments (see Note 5)	$—	$3,041	$15,288	$18,329
Cash settled awards (see Note 7)	—	20,518	—	20,518
Total Liabilities	$—	$23,559	$15,288	$38,847

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2015 and 2014, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds and our CLO fund priced using NAV as a practical expedient and certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at March 31, 2015 for our investments classified as Level 3 in the fair value hierarchy. These significant unobservable inputs have not changed significantly from December 31, 2014.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO - Equities	$36,960	Discounted cash flow	Default rates	4.0% - 5.0%	4.3%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	3.0% - 3.5%	3.3%
			Estimated maturity dates	2.9 - 4.1 years	3.6 years

Derivatives - Weather derivatives, net	$(7,308)	Simulation model	Weather curve	632 - 2161(1)	n/a (2)
			Weather standard deviation	59 - 250(1)	n/a (2)

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

On a quarterly basis, our valuation processes for CLO - Equities includes a review of the underlying cash flows and key assumptions used in the discounted cash flow model. We review and update the above significant unobservable inputs based on information obtained from secondary markets, including from the managers of the CLOs we hold. These inputs are the responsibility of management and, in order to ensure fair value measurement is applied consistently and in accordance with U.S. GAAP, we update our assumptions through regular communication with industry participants and ongoing monitoring of the deals in which we participate (e.g. default and loss severity rate trends), we maintain a current understanding of the market conditions, historical results, as well as emerging trends that may impact future cash flows. By maintaining this current understanding, we are able to assess the reasonableness of the inputs we ultimately use in our model.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended March 31, 2015
Fixed maturities
Corporate debt	$15,837	$—	$—	$—	$180	$10,910	$—	$(70)	$26,857	$—
CMBS	17,763	—	—	—	(204)	—	—	(498)	17,061	—
ABS	40,031	—	—	—	62	—	—	(172)	39,921	—
	73,631	—	—	—	38	10,910	—	(740)	83,839	—
Other investments
Hedge funds	470,918	—	—	18,931	—	6,000	—	—	495,849	18,931
Direct lending funds	54,438	—	—	667	—	15,418	—	(841)	69,682	667
CLO - Equities	92,488	—	—	6,087	—	—	—	(6,517)	92,058	6,087
	617,844	—	—	25,685	—	21,418	—	(7,358)	657,589	25,685
Other assets
Derivative instruments	111	—	—	(1,067)	—	—	—	956	—	—
Insurance-linked securities	—	—	—	—	—	25,000	—	—	25,000	—
	111	—	—	(1,067)	—	25,000	—	956	25,000	—
Total assets	$691,586	$—	$—	$24,618	$38	$57,328	$—	$(7,142)	$766,428	$25,685

Other liabilities
Derivative instruments	$15,288	$—	$—	$(8,551)	$—	$1,082	$—	$(511)	$7,308	$(2,058)
Total liabilities	$15,288	$—	$—	$(8,551)	$—	$1,082	$—	$(511)	$7,308	$(2,058)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended March 31, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CMBS	4,018	—	—	—	(20)	—	—	(29)	3,969	—
ABS	30,799	128	—	—	(95)	—	—	(108)	30,724	—
	34,817	128	—	—	(115)	—	—	(137)	34,693	—
Other investments
Hedge funds	461,055	—	—	8,177	—	4,500	—	(9,066)	464,666	8,177
Direct lending funds	22,134	—	—	552	—	3,445	—	(128)	26,003	552
CLO - Equities	73,866	—	—	6,150	—	12,845	—	(6,682)	86,179	6,150
	557,055	—	—	14,879	—	20,790	—	(15,876)	576,848	14,879
Other assets
Derivative instruments	984	—	—	4,718	—	—	—	(3,995)	1,707	1,540
Insurance-linked securities	—	—	—	—	—	—	—	—	—	—
	984	—	—	4,718	—	—	—	(3,995)	1,707	1,540
Total assets	$592,856	$128	$—	$19,597	$(115)	$20,790	$—	$(20,008)	$613,248	$16,419

Other liabilities
Derivative instruments	$815	$—	$—	$986	$—	$—	$—	$(1,801)	$—	$—
Total liabilities	$815	$—	$—	$986	$—	$—	$—	$(1,801)	$—	$—

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

Transfers into Level 3 from Level 2

There were no transfers to Level 3 from Level 2 made during the three months ended March 31, 2015. The transfers to Level 3 from Level 2 made during the three months ended March 31, 2014 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

There were no transfers to Level 2 from Level 3 made during the three months ended March 31, 2015 and 2014.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at March 31, 2015, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

At March 31, 2015, our senior notes are recorded at amortized cost with a carrying value of $991 million (2014: $991 million) and have a fair value of $1,133 million (2014: $1,089 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

5.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

	March 31, 2015			December 31, 2014
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	$235,623	$3,607	$40	$161,678	$3,925	$12
Interest rate swaps	—	—	—	140,000	—	248
Relating to underwriting portfolio:
Foreign exchange forward contracts	664,621	643	10,272	577,836	3,228	2,781
Weather-related contracts	20,995	—	7,308	58,124	111	15,288
Total derivatives		$4,250	$17,620		$7,264	$18,329

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

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

	March 31, 2015			December 31, 2014
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$11,974	$(7,724)	$4,250	$15,125	$(7,861)	$7,264
Derivative liabilities	$25,344	$(7,724)	$17,620	$26,190	$(7,861)	$18,329

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

The increase in the notional amount of investment-related derivatives since December 31, 2014 was due to an increase in Australian dollar-denominated fixed maturities being hedged.

Interest Rate Risk

Our investment portfolio contains a large percentage of fixed maturities which exposes us to significant interest rate risk. As part of our overall management of this risk, we may use interest rate swaps. During the quarter all interest rate swaps were closed.

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

The increase in the notional amount of underwriting related derivatives since December 31, 2014, was primarily due to new business written during the quarter.

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended March 31,
		2015	2014

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$6,537	$(1,328)
Interest rate swaps	Net realized investment gains (losses)	(4,006)	(4,161)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	(15,273)	12,074
Weather-related contracts	Other insurance related income	7,342	3,678
Total		$(5,400)	$10,263

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Three months ended March 31,	2015	2014

Gross reserve for losses and loss expenses, beginning of period	$9,596,797	$9,582,140
Less reinsurance recoverable on unpaid losses, beginning of period	(1,890,280)	(1,900,112)
Net reserve for unpaid losses and loss expenses, beginning of period	7,706,517	7,682,028

Net incurred losses and loss expenses related to:
Current year	568,988	587,700
Prior years	(50,051)	(43,493)
	518,937	544,207
Net paid losses and loss expenses related to:
Current year	(23,527)	(13,249)
Prior years	(485,315)	(444,466)
	(508,842)	(457,715)

Foreign exchange and other	(162,969)	14,501

Net reserve for unpaid losses and loss expenses, end of period	7,553,643	7,783,021
Reinsurance recoverable on unpaid losses, end of period	1,889,579	1,884,820
Gross reserve for losses and loss expenses, end of period	$9,443,222	$9,667,841

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended March 31,
	2015	2014

Insurance	$3,361	$11,608
Reinsurance	46,690	31,885
Total	$50,051	$43,493

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for professional and liability reinsurance lines in the three months ended March 31, 2015 and 2014, also contributed. The net favorable prior year development in the liability reinsurance lines in the three months ended March 31, 2015, was offset by net adverse development in the liability insurance lines.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $28 million and $29 million of the total net favorable prior year reserve development for the three months ended March 31, 2015 and 2014, respectively. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance lines, credit and political risk insurance lines and credit and surety reinsurance business. Our professional lines reinsurance business contributed further net favorable prior year reserve development of $20 million and $6 million in the three months ended March 31, 2015, and 2014, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development. In the three months ended March 31, 2015, we recorded adverse prior year reserve development of $11 million in our insurance credit and political risk lines relating primarily to an increase in loss estimates for one specific claim.

Our liability lines reinsurance business contributed additional favorable development of $12 million and $6 million in the three months ended March 31, 2015, and 2014, respectively, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2005 through 2009 accident years.

In the three months ended March 31, 2015, we recorded adverse prior year reserve development of $11 million in our insurance liability lines relating primarily to an increase in loss estimates for one specific claim.

The frequency and severity of natural catastrophe and weather activity was high in recent years and our March 31, 2015 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami and the three New Zealand earthquakes, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

7.	SHARE-BASED COMPENSATION

For the three months ended March 31, 2015, we incurred share-based compensation costs of $19 million (2014: $17 million) and recorded associated tax benefits of $4 million (2014: $3 million).

The fair value of shares vested during the three months ended March 31, 2015 was $63 million (2014: $61 million). At March 31, 2015 there were $148 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.6 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    SHARE-BASED COMPENSATION (CONTINUED)

Awards to settle in shares

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the three months ended March 31, 2015:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	347	$37.34	2,768	$38.70
Granted	60	51.31	511	51.31
Vested	—	—	(984)	36.42
Forfeited	—	—	(17)	41.28
Nonvested restricted stock - end of period	407	$39.39	2,278	$42.49

Cash-settled awards

During 2015 we also granted 486,508 restricted stock units that will settle in cash rather than shares when the awards ultimately vest; of which 18,659 restricted stock units are performance based and 467,849 restricted stock units are service based. At March 31, 2015, the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheet, was $13 million (2014: $5 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended March 31,
	2015	2014

Basic earnings per common share
Net income	$160,952	$148,471
Less: Amounts attributable to (from) noncontrolling interests	(4,873)	1,222
Less: preferred share dividends	10,022	10,022
Net income available to common shareholders	155,803	137,227
Weighted average common shares outstanding - basic	99,910	109,053
Basic earnings per common share	$1.56	$1.26

Diluted earnings per common share
Net income available to common shareholders	$155,803	$137,227

Weighted average common shares outstanding - basic	99,910	109,053
Stock compensation plans	1,229	1,338
Weighted average common shares outstanding - diluted	101,139	110,391

Diluted earnings per common share	$1.54	$1.24

Anti-dilutive shares excluded from the dilutive computation	569	1,051

9.	SHAREHOLDERS' EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended March 31,
	2015	2014

Shares issued, balance at beginning of period	175,478	174,134
Shares issued	712	1,061
Total shares issued at end of period	176,190	175,195

Treasury shares, balance at beginning of period	(76,052)	(64,649)
Shares repurchased	(290)	(4,036)
Shares reissued from treasury	371	235
Total treasury shares at end of period	(75,971)	(68,450)

Total shares outstanding	100,219	106,745

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS' EQUITY (CONTINUED)

Treasury Shares

The following table presents our share repurchases:

	Three months ended March 31,
	2015	2014

In the open market:
Total shares	16	3,710
Total cost	$832	$164,606
Average price per share(1)	$50.69	$44.37

From employees:
Total shares	274	326
Total cost	$13,939	$14,097
Average price per share(1)	$50.97	$43.14

Total shares repurchased:
Total shares	290	4,036
Total cost	$14,771	$178,703
Average price per share(1)	$50.95	$44.27

(1)	Calculated using whole figures.

10.	NONCONTROLLING INTERESTS

During November 2013, the Company formed AXIS Ventures Reinsurance Limited ("Ventures Re"), a Bermuda domiciled insurer. Ventures Re was formed to write reinsurance on a fully collateralized basis.

During the first quarter of 2015, Ventures Re repurchased $40 million of Class A non-voting redeemable preferred shares. Additionally, during the first quarter of 2015, third party investors purchased $57 million of Class C non-voting redeemable preferred share capital issued by Ventures Re. The Ventures Re Class C preferred shares are redeemable at the sole discretion of Ventures Re's Board of Directors.

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

At March 31, 2015, total assets of Ventures Re were $120 million (2014: $97 million), consisting primarily of cash and cash equivalents and insurance receivables. Total liabilities were $50 million (2014: $38 million) consisting primarily of loss reserves and unearned premium. The assets of Ventures Re can only be used to settle its own liabilities, and there is no recourse to the Company for any liabilities incurred by this entity.

The reconciliation of the beginning and ending balances of the noncontrolling interests in Ventures Re for the periods indicated below was as follows:

Three months ended March 31,	2015	2014

Balance at beginning of period	$58,819	$50,000
Increase from issuance of preferred equity to noncontrolling interests	56,991	—
Decrease from return of capital to noncontrolling interests	(40,000)	—
Amounts attributable to (from) noncontrolling interests	(4,873)	1,222
Foreign currency translation adjustment attributable to (from) noncontrolling interests	(1,865)	—
Balance at end of period	$69,072	$51,222

11.	DEBT AND FINANCING ARRANGEMENTS

On March 31, 2015, the Company entered into an amendment to reduce the maximum aggregate utilization capacity of our secured letter of credit facility with Citibank Europe plc (the "LOC Facility") from $750 million to $500 million. All other material terms and conditions remained unchanged. At March 31, 2015, letters of credit outstanding under the LOC Facility totaled $354 million.

12.	COMMITMENTS AND CONTINGENCIES

Reinsurance Agreements

We purchase reinsurance coverage for various lines of our business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at March 31, 2015, we have outstanding reinsurance purchase commitments of $72 million, of which $64 million is due in 2015 while the remaining $8 million is due in 2016. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.
Amalgamation Agreement
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (the "Amalgamation Agreement") with PartnerRe Ltd. , a Bermuda exempted company ("PartnerRe"), which agreement was thereafter amended on February 17, 2015, March 10, 2015, and March 31, 2015, and pursuant to which the Company would amalgamate with PartnerRe (the "Amalgamation"), and the two companies would continue as a single Bermuda exempted company. On May 3, 2015, the Company and PartnerRe further amended the Amalgamation Agreement (the "Amendment to the Amalgamation Agreement") to allow PartnerRe to pay a one-time special dividend of $11.50 per share to PartnerRe's common shareholders in connection with the closing of the Amalgamation.

In accordance with the terms of the Amalgamation Agreement and the Amendment to the Amalgamation Agreement, the Company would be obligated to pay PartnerRe a no approval fee of $55 million if the Company’s shareholders do not approve the transaction. If the Amalgamation Agreement is terminated for certain other reasons described in the Amalgamation Agreement or if in certain circumstances the Company enters into a similar transaction with a third party in the 12 months following termination of the Amalgamation Agreement, the Company would be obligated to pay PartnerRe an aggregate termination fee of $280 million (less any no approval fee already paid). In all such cases, the Company would be obligated to reimburse PartnerRe for costs and expenses incurred in connection with the Amalgamation Agreement and the transactions contemplated thereby in an amount not to exceed $35 million.
In relation to the proposed Amalgamation, the Company has entered into an agreement with a financial advisor that will require the Company to make a payment of $20 million in the event that the amalgamation transaction with PartnerRe is successfully consummated.
Employment Agreements
Following the signing of the Amalgamation Agreement, the Company has entered into additional agreements with certain employees. These agreements provide for the payment of a special cash retention award, which is payable in addition to normal annual

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

compensation amounts, with the award payment being dependent on the employee maintaining an active employee status through a pre-determined future date and fulfilling certain conduct and performance-related conditions. The additional award payments are only payable in relation to, and are dependent on, the successful closing of the current amalgamation with PartnerRe.
Investments
At March 31, 2015 we have a $50 million commitment to purchase Commercial Mortgage Loans.

Refer 'Note 3 - Investments' for information on commitments related to our other investments.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.    OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	2015			2014
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended March 31,
Available for sale investments:
Unrealized gains (losses) arising during the period	$5,063	$(10,250)	$(5,187)	$80,560	$(9,177)	$71,383
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	45,098	6	45,104	(16,069)	6,456	(9,613)
Unrealized gains arising during the period, net of reclassification adjustment	50,161	(10,244)	39,917	64,491	(2,721)	61,770
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(13,278)	—	(13,278)	2,659	—	2,659
Total other comprehensive income, net of tax	$36,883	$(10,244)	$26,639	$67,150	$(2,721)	$64,429

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended March 31,
		2015	2014

Unrealized gains (losses) on available for sale investments
	Other realized investment gains (losses)	$(27,530)	$16,855
	OTTI losses	(17,568)	(786)
	Total before tax	(45,098)	16,069
	Income tax expense	(6)	(6,456)
	Net of tax	$(45,104)	$9,613

(1)	Amounts in parentheses are debits to net income available to common shareholders.

14.	SUBSEQUENT EVENTS

Acquisition of Ternian

On April 1, 2015, the Company announced that it completed the acquisition of Ternian Insurance Group LLC, a leading provider of voluntary, limited benefit, affordable health plans and other employee benefits coverage for hourly and part-time workers and their families. The Company recognized intangible assets of $13 million associated with this acquisition.

Amendments to the Amalgamation Agreement

On April 14, 2015, PartnerRe announced the receipt of an unsolicited proposal from a third party to acquire all of its outstanding common shares for $130.00 per share in cash.

On May 3, 2015, the Company and PartnerRe amended the Amalgamation Agreement to allow PartnerRe to pay a one-time special dividend of $11.50 per share to PartnerRe's common shareholders in connection with the closing of the Amalgamation and to increase the termination fee from $250 million to $280 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUBSEQUENT EVENTS (CONTINUED)

On May 4, 2015, PartnerRe's Board of Directors announced that it had terminated discussions with the third party regarding their $130.00 per share offer.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2015 FINANCIAL HIGHLIGHTS

First Quarter 2015 Consolidated Results of Operations

•	Net income available to common shareholders of $156 million, or $1.56 per common share and $1.54 per diluted common share

•	Operating income of $136 million, or $1.35 per diluted common share(1)

•	Gross premiums written of $1.7 billion

•	Net premiums written of $1.5 billion

•	Net premiums earned of $906 million

•	Net favorable prior year reserve development of $50 million

•	No significant natural catastrophe and weather-related losses

•	Underwriting income of $96 million and combined ratio of 94.3%

•	Net investment income of $92 million

•	Net realized investment losses of $43 million

•	Foreign exchange gains of $63 million
First Quarter 2015 Consolidated Financial Condition

•	Total cash and investments of $14.9 billion; fixed maturities, cash and short-term securities comprise 90% of total cash and investments and have an average credit rating of AA-

•	Total assets of $20.5 billion

•	Reserve for losses and loss expenses of $9.4 billion and reinsurance recoverable of $1.9 billion

•	Total debt of $1.0 billion and the debt to total capital ratio of 14.2%

•	Repurchased 0.3 million common shares for a total cost of $15 million; at May 4, 2015 the remaining authorization under the repurchase program approved by our Board of Directors was $749 million

•	Common shareholders’ equity of $5.3 billion and diluted book value per common share of $51.97

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

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this strategy in the first three months of 2015 included:

•	continued rebalancing of our portfolio towards less-volatile lines of business that carry attractive rates;

•	increased use of available reinsurance and retrocessional protection to optimize the risk-adjusted returns on our portfolio;

•
continued expansion of our third-party capital capabilities through AXIS Ventures Reinsurance Limited which was launched to manage capital for investors interested in deploying funds directly into the property-catastrophe and related short-tail business;

•	growth of our Weather and Commodity Markets business unit which offers parametric risk management solutions to clients whose profit margins are exposed to adverse weather and commodity price risks;

•	growth of our new syndicate at Lloyd's which provides us with access to Lloyd's worldwide licenses and an extensive distribution network; and

•	continued growth of our accident and health line, which launched in 2010 and is focused on specialty accident and health products.

On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (the "Amalgamation Agreement") with PartnerRe Ltd., a Bermuda exempted company ("PartnerRe"), pursuant to which the Company would amalgamate with PartnerRe (the "Amalgamation"), and the two companies would continue as a single Bermuda exempted company (the "Amalgamated Company"). PartnerRe, through its principal operating subsidiaries, provides reinsurance and certain specialty insurance lines on a worldwide basis. The transaction, which is structured as a merger of equals, has been unanimously approved by the Boards of Directors of both companies. Under the terms of the Amalgamation Agreement, the Company’s shareholders would receive 1 share of the Amalgamated Company’s common shares for each share of the Company’s common shares they own and PartnerRe’s shareholders would receive 2.18 shares of the Amalgamated Company’s common shares for each share of PartnerRe’s common shares they own. Upon completion of the transaction, shareholders of the Company and shareholders of PartnerRe would own approximately 48.5% and 51.5% of the Amalgamated Company, respectively. The transaction is expected to close in the second half of 2015, subject to approval by the shareholders of both companies, regulatory clearance and customary closing conditions.  On March 25, 2015, the Company and PartnerRe jointly announced that they have received early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the Amalgamation Agreement. The expiration of the waiting period satisfies one of the conditions to complete the transaction. For full details of the Amalgamation Agreement refer to the Form S-4 filed with the Securities and Exchange Commission on March 16, 2015.

On May 3, 2015, the Company and PartnerRe amended the Amalgamation Agreement to allow PartnerRe to pay a one-time special dividend of $11.50 per share to PartnerRe's common shareholders in connection with the closing of the Amalgamation and to increase the termination fee. Refer to Item 1, Note 12 and Note 14 to the Consolidated Financial Statements for additional information relating to the Amalgamation.

On April 1, 2015, the Company announced that it completed the acquisition of Ternian Insurance Group LLC, a leading provider of voluntary, limited benefit, affordable health plans and other employee benefits coverage for hourly and part-time workers and their families.

Results of Operations

	Three months ended March 31,
	2015	% Change	2014

Underwriting income:
Insurance	$9,550	(43%)	$16,788
Reinsurance	86,364	(6%)	91,978
Net investment income	92,110	11%	82,744
Net realized investment gains (losses)	(42,553)	nm	10,620
Other revenues (expenses), net	15,481	nm	(53,659)
Net income	160,952	8%	148,471
Amounts attributable (to) from noncontrolling interests	4,873	nm	(1,222)
Preferred share dividends	(10,022)	—%	(10,022)
Net income available to common shareholders	$155,803	14%	$137,227

Operating income	$136,071	(1%)	$137,069

nm – not meaningful

Underwriting Results

Total underwriting income in the three months ended March 31, 2015 was $96 million, a decrease of $13 million compared to $109 million in the three months ended March 31, 2014. The decrease in underwriting income was primarily driven by an increase in the current accident year loss ratio, general and administrative expenses and the acquisition cost ratio, partially offset by increases in net favorable prior year reserve development and other insurance related income. The current accident year loss ratio increased due to changes in our business mix and an increase in mid-size losses in our insurance segment which was partially offset by improvements in our insurance professional lines. The increase in our general and administrative expenses was driven by expenses associated with the amalgamation with PartnerRe and costs associated with our operational excellence initiatives. The operational excellence initiatives are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods. The increase in acquisition cost ratio was related to increased costs in our reinsurance segment discussed below. Partially offsetting these deceases was a $7 million increase in net favorable prior year reserve development and an increase in other insurance related income in our reinsurance segment.

The insurance segment underwriting income decreased by $7 million in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The reduction was primarily due to an $8 million decrease in net favorable prior year reserve development.

The reinsurance segment underwriting income decreased by $6 million in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in underwriting income was primarily driven by an increase in the current accident year loss ratio, acquisition costs and general and administrative expenses, partially offset by increases in net favorable prior year reserve development and other insurance related income. The current accident year loss ratio increased due to changes in our business mix. The increase in acquisition costs was related to adjustments for loss-sensitive features in our reinsurance contracts, primarily due to prior year loss reserve releases, higher costs paid in certain lines of business and changes in the business mix. The increase in our general and administrative expenses was driven by an adjustment for prior year performance incentive compensation. Partially offsetting these decreases was a $15 million increase in net favorable prior year reserve development and an increase in other insurance related income primarily reflecting the net results of our weather and commodity business.

Net Investment Income

Net investment income was $92 million for the three months ended March 31, 2015, an increase of $9 million from $83 million for the three months ended March 31, 2014. The increase was primarily due to higher net investment income from our other investments as a result of an increase in income from hedge funds. Income from hedge funds is impacted by the performance of the global equity markets, with hedge fund managers benefiting from the volatility in the global equity markets during the first quarter of 2015.

Net Realized Investment Gains (Losses)

Our realized investment losses in the three months ended March 31, 2015, were $43 million compared to realized investment gains of $11 million during the same period of 2014 . We realized $27 million of investment losses on sales related to fixed maturity reallocations during the three months ended March 31, 2015, compared to insignificant investment gains during the three months ended March 31, 2014. The net losses during the current quarter primarily reflect foreign currency losses on non-U.S. denominated securities as a result of the strengthening of the U.S. dollar. In addition, during the three months ended March 31, 2015, we realized insignificant losses on sales of equity securities, compared to net realized gains of $17 million during the first quarter of 2014, which reflected gains taken as a result of the strong performance of the global equity markets during the second half of 2013. Other-than-temporary impairment (“OTTI”) charges were $18 million during the three months ended March 31, 2015, compared to $1 million for the first quarter of 2014. The increase in OTTI during 2015 was driven by impairments of high yield corporate debt securities which were downgraded and impairments recorded on non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar, and related to securities that are due to mature in the near future.

Other Revenues (Expenses), Net

Significant depreciation of the euro and Sterling against the U.S. dollar resulted in foreign exchange gains of $63 million in the three months ended March 31, 2015, and primarily reflected the remeasurement of our foreign-denominated net insurance-related liabilities. Conversely, appreciation of the Australian dollar and Sterling against the U.S. dollar were the primary driver of the foreign exchange loss of $4 million in the three months ended March 31, 2014. Excluding these foreign exchange-related amounts, net other expenses were $48 million and $49 million in the three months ended March 31, 2015, and 2014, respectively.

Corporate expenses increased from $29 million in the three months ended March 31, 2014, to $36 million in the three months ended March 31, 2015. The $7 million increase was driven by expenses associated with the amalgamation with PartnerRe and operational excellence initiative costs, partially offset by increased allocations to segment underwriting-related general and administrative expenses reflecting adjustments for prior year performance incentive compensation. The financial performance in the three months ended March 31, 2015, resulted in a tax benefit of $1 million compared to a tax expense of $4 million in the three months ended March 31, 2014, due primarily to the geographic distribution of net income between different tax jurisdictions.

A $4 million decrease in interest expense and financing costs primarily reflects the repayment of the $500 million 5.75% senior unsecured notes which were due on December 1, 2014.

Amounts Attributable (to) from Noncontrolling Interests

Amounts attributable (to) from noncontrolling interests related to amounts for the three months ended March 31, 2015, and 2014, attributable (to) from the third party investors in Ventures Re. Refer Item 1, Note 10 to our Consolidated Financial Statements for additional information.

Outlook

Insurance markets have seen a general leveling off in pricing improvements noted in recent periods, with price declines observed in certain property and specialty lines driven by increased competition. Despite this, there remain good fundamentals and attractive opportunities for profitable growth in many insurance lines of business. Casualty lines in the United States continue to be well-priced with opportunities for growth also noted in certain professional, property and marine lines. Our business production emphasizes our continued focus in targeting those areas that provide the most attractive risk-adjusted returns.

In the reinsurance markets, the trading environment remains very competitive, with pressures impacting all lines of business. Excess capacity including continued capital in-flows from alternative capital investors, strong balance sheets of established market participants, and a consolidation of buying continue to pressure reinsurance pricing across most territories and lines of business, with softening in terms and conditions also observed. Non-standard market solutions such as multi-year commitments continue to be in demand, broadly impacting all lines of business.  We have noted an increase in customer preference for dealing with reduced reinsurance panels that have the breadth and depth to provide meaningful, multi-faceted relationships backed by financial strength. We believe that this trend benefits AXIS given our strong capital position, broad multi-line product offerings, and global presence.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at March 31,
	2015	2014

ROACE (annualized)(1)	11.8%	10.6%
Operating ROACE (annualized)(2)	10.3%	10.6%
DBV per common share(3)	$51.97	$47.13
Cash dividends declared per common share	$0.29	$0.27
Increase in diluted book value per common share adjusted for dividends	$1.63	$1.60

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

Return on Equity
The increase in ROACE in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily driven by the foreign exchange gains for the three months ended March 31, 2015, compared to foreign exchange losses for the three months ended March 31, 2014, and an increase in net investment income. These increases were partially offset by net realized losses for the three months ended March 31, 2015, compared to gains for the three months ended March 31, 2014, as well as a decrease in underwriting income. Operating ROACE excludes the impact of net realized investment gains (losses) and foreign exchange gains (losses). Operating ROACE in the three months ended March 31, 2015, was comparable to the three months ended March 31, 2014.
Diluted Book Value per Common Share
Our DBV per common share increase of 10% from $47.13 at March 31, 2014, to $51.97 at March 31, 2015, primarily reflected the generation of $789 million in net income available to common shareholders over the past twelve months. This increase was partially offset by the decrease over the last twelve months in unrealized gains on investments which are included in accumulated other comprehensive income, primarily reflecting the impact of the strengthening of the U.S. dollar and widening of credit spreads, and common dividends declared.
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
During the three months ended March 31, 2015, and 2014, the total value created consisted primarily of our diluted net income per share of $1.54 and $1.24, respectively, increases in the unrealized gains on investments and dividends declared. During the three months ended March 31, 2015, these increases were partially offset by foreign exchange losses included in the cumulative foreign currency translation adjustments.

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

	Three months ended March 31,
	2015	% Change	2014

Revenues:
Gross premiums written	$1,678,932	(8%)	$1,821,399
Net premiums written	1,463,552	(12%)	1,664,584
Net premiums earned	906,222	(4%)	945,949
Other insurance related income	7,676	149%	3,082

Expenses:
Current year net losses and loss expenses	(568,988)		(587,700)
Prior year reserve development	50,051		43,493
Acquisition costs	(171,702)		(172,036)
Underwriting-related general and administrative
expenses(1)	(127,345)		(124,022)

Underwriting income(2)(3)	$95,914	(12%)	$108,766

General and administrative expenses(1)	$163,517		$152,729
Income before income taxes(2)	$160,262		$152,596

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $36,172 and $28,707 for the three months ended March 31, 2015 and 2014, respectively; refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

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

(3)
AXIS Capital cedes certain of its reinsurance business to AXIS Ventures Reinsurance Limited ("Ventures Re"), the Company's third-party capital vehicle, on a fully collateralized basis. The collateral has been provided by third party investors. Ventures Re is a variable interest entity and AXIS Capital has been determined to be its primary beneficiary. Following this determination Ventures Re is consolidated in the Consolidated Financial Statements of AXIS Capital and the net impact of the cessions has been included in amounts attributable to (from) noncontrolling interests. For the three months ended March 31, 2015 and 2014 amounts attributable to (from) noncontrolling interests were $(4,873) and $1,222 respectively. Refer to Item 1, Note 10 to the Consolidated Financial Statements for more information.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended March 31,
	2015	% Change	2014

Insurance	$602,724	—%	$601,721
Reinsurance	1,076,208	(12%)	1,219,678
Total	$1,678,932	(8%)	$1,821,399

% ceded
Insurance	28%	4 pts	24%
Reinsurance	5%	4 pts	1%
Total	13%	4 pts	9%

	Net Premiums Written
	Three months ended March 31,
	2015	% Change	2014

Insurance	$436,740	(4%)	$456,692
Reinsurance	1,026,812	(15%)	1,207,892
Total	$1,463,552	(12%)	$1,664,584

Gross premiums written in the three months ended March 31, 2015, decreased by $142 million or 8% compared to the three months ended March 31, 2014, with the decrease significantly impacted by foreign exchange movements. After adjusting for the foreign exchange impact of $71 million, the decrease in gross premiums written on a constant currency basis was 4%, and was impacted by a decrease in our reinsurance segment.

The decrease in our reinsurance segment in the three months ended March 31, 2015, compared to the same period of 2014 was primarily driven by the impact of treaties written on a multi-year basis and the foreign exchange movements. Treaties written on a multi-year basis increased prior year premiums written and reduced premiums available for renewal during the current quarter, most notably in the property and catastrophe lines. During the first quarter of 2015, the reinsurance segment reported a decrease in the level of multi-year contracts written, with the premium related to future underwriting years primarily benefiting our motor lines of business. In addition to the impact of multi-year treaties, the strength of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies. This primarily impacted our motor, credit and surety, property and catastrophe lines.

The insurance segment was comparable period over period with offsetting variances across a number of lines of business. Increases in our liability, aviation and marine lines were offset by decreases in our property and credit and political risk lines.

In the three months ended March 31, 2015, the ceded gross written premium ratio has increased by 4% compared to the quarter ended March 31, 2014, with increases reported in both segments. The increase in the insurance segment related to increased reinsurance protection purchased primarily in our property and professional lines of business and changes in the business mix. The increase in the reinsurance segment related to several new retrocessional treaties covering primarily catastrophe business.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended March 31,
	2015		2014		% Change

Insurance	$447,467	49%	$449,214	47%	—%
Reinsurance	458,755	51%	496,735	53%	(8%)
Total	$906,222	100%	$945,949	100%	(4%)

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Net premiums earned decreased by 4% (3% on a constant currency basis), in the three months ended March 31, 2015, compared to the same period in 2014. A combination of reductions in written premiums in the reinsurance segment during recent periods along with an increase in premiums ceded across the group drove this decrease.

Reductions in the business written in the professional, catastrophe and agriculture lines in recent periods, partially offset by increases in our motor lines, as well as retrocessional covers purchased primarily in the catastrophe lines, drove the decrease in the reinsurance segment .

The net premiums earned in the insurance segment were comparable period over period with increases in our ceded reinsurance programs and decreases in business written in our property and professional lines in recent periods offset by growth in premiums written in recent periods in our marine and liability lines of business.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended March 31,
	2015	% Point Change	2014

Current accident year loss ratio	62.8%	0.7	62.1%
Prior year reserve development	(5.5%)	(0.9)	(4.6%)
Acquisition cost ratio	18.9%	0.7	18.2%
General and administrative expense ratio(1)	18.1%	1.9	16.2%
Combined ratio	94.3%	2.4	91.9%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 4.0% and 3.0% for the three months ended March 31, 2015 and 2014, respectively. These costs are further discussed in the ‘Other Expenses, Net’ section.

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 62.8% in the three months ended March 31, 2015, from 62.1% in the three months ended March 31, 2014. Both periods experienced low levels of natural catastrophe and weather-related pre-tax net losses. During the three months ended March 31, 2015, we incurred $8 million in natural catastrophe and weather-related losses compared to $14 million incurred in the three months ended March 31, 2014. After adjusting for the impact of the natural catastrophe and weather-related losses, our current accident year loss ratio in the three months ended March 31, 2015, was 61.9% compared to 60.6% in the same period of 2014. The increase was primarily due to changes in business mix in our reinsurance segment and an increase in mid-size loss experience in our insurance segment which was partially offset by improvements in our insurance professional lines.

Prior Year Reserve Development

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended March 31,
	2015	2014

Insurance	$3,361	$11,608
Reinsurance	46,690	31,885
Total	$50,051	$43,493

Overview

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for professional and liability reinsurance lines in the three months ended March 31, 2015 and 2014, also contributed. The net favorable prior year development in the liability reinsurance lines in the three months ended March 31, 2015, was offset by net adverse development in the liability insurance lines.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $28 million and $29 million of the total net favorable prior year reserve development in the three months ended March 31, 2015 and 2014, respectively. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance lines, credit and political risk insurance lines and credit and surety reinsurance business. Our professional lines reinsurance business contributed further net favorable prior year reserve development of $20 million and $6 million in the three months ended March 31, 2015, and 2014, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development. In the three months ended March 31, 2015, we recorded adverse prior year reserve development of $11 million in our insurance credit and political risk lines relating primarily to an increase in loss estimates for one specific claim.

Our liability lines reinsurance business contributed additional favorable development of $12 million and $6 million in the three months ended March 31, 2015, and 2014, respectively, primarily reflecting the greater weight management is giving to experience based indications and our experience which has been favorable for the 2005 through 2009 accident years.

In the three months ended March 31, 2015, we recorded adverse prior year reserve development of $11 million in our insurance liability lines relating primarily to an increase in loss estimates for one specific claim.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

Estimates of Natural Catastrophe and Weather Related-Losses

The frequency and severity of natural catastrophe and weather activity was high in recent years and our March 31, 2015 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami and the three New Zealand earthquakes, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

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

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended March 31,
	2015	2014

Property and other	$16,523	$1,460
Marine	8,810	2,701
Aviation	242	3,084
Credit and political risk	(11,100)	3,999
Professional lines	(80)	(343)
Liability	(11,034)	707
Total	$3,361	$11,608

In the three months ended March 31, 2015, we recognized $3 million of net favorable prior year reserve development, the principal components of which were:

•	$17 million of net favorable prior year reserve development on property and other business, primarily related to the 2013 accident year and driven by better than expected loss emergence.

•
$9 million of net favorable prior year reserve development on marine business, largely related to better than expected loss emergence in our energy offshore business on accident years 2011 through 2014.

•	$11 million of net adverse prior year reserve development on credit and political risk business, related to updated information on one specific claim impacting accident year 2014.

•	$11 million of net adverse prior year reserve development on liability business, related to strengthening one specific claim impacting accident year 2009.

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

Reinsurance Segment:

	Three months ended March 31,
	2015	2014

Property and other	$2,362	$21,420
Credit and surety	4,956	(790)
Professional lines	20,419	5,679
Motor	7,021	(444)
Liability	11,932	6,020
Total	$46,690	$31,885

In the three months ended March 31, 2015, we recognized $47 million of net favorable prior year reserve development, the principal components of which were:

•	$20 million of net favorable prior year reserve development on professional lines business, primarily related to the 2004 through 2010 accident years, for reasons discussed in the overview.

•	$12 million of net favorable prior year reserve development on liability business, primarily related to the 2005 through 2009 accident years, for reasons discussed in the overview.

•
$7 million of net favorable prior year reserve development on motor business, largely related to proportional business in accident years 2012 through 2013, driven by better than expected loss emergence.

•
$2 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence. Included in this net development is $22 million of adverse development on agriculture reserves relating to loss developments on the 2014 accident year driven by lower than expected crop yields reported for two specific treaties.

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

•	$6 million of net favorable prior year reserve development on liability business for the reasons discussed in the overview.

•
$6 million of net net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2005 through 2008 accident years, for reasons discussed in the overview.

Acquisition Cost Ratio: The acquisition cost ratio for the three months ended March 31, 2015, increased to 18.9% compared to 18.2% in the three months ended March 31, 2014 and was driven by the reinsurance segment. Variances in the accruals for loss-sensitive features, primarily due to prior year loss reserve releases, higher acquisition costs paid in certain lines of business and changes in the business mix drove the increase in the reinsurance segments' acquisition cost ratio.

General and Administrative Expense Ratio: The general and administrative expense ratio for the three months ended March 31, 2015, increased to 18.1% from 16.2% in the three months ended March 31, 2014. The increase quarter over quarter was primarily driven by a decrease in net earned premiums, expenses relating to the amalgamation with PartnerRe of $7 million and operational excellence initiatives costs. The operational excellence initiatives are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended March 31,
	2015	% Change	2014

Revenues:
Gross premiums written	$602,724	—%	$601,721
Net premiums written	436,740	(4%)	456,692
Net premiums earned	447,467	—%	449,214

Expenses:
Current year net losses and loss expenses	(289,134)		(291,031)
Prior year reserve development	3,361		11,608
Acquisition costs	(64,455)		(65,057)
General and administrative expenses	(87,689)		(87,946)

Underwriting income	$9,550	(43%)	$16,788

Ratios:		% Point Change
Current year loss ratio	64.6%	(0.2)	64.8%
Prior year reserve development	(0.7%)	1.9	(2.6%)
Acquisition cost ratio	14.4%	(0.1)	14.5%
General and administrative expense ratio	19.6%	—	19.6%
Combined ratio	97.9%	1.6	96.3%

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended March 31,
	2015		2014		% Change

Property	$129,624	22%	$139,929	24%	(7%)
Marine	91,586	15%	85,722	14%	7%
Terrorism	7,935	1%	6,978	1%	14%
Aviation	10,014	2%	2,717	—%	269%
Credit and Political Risk	8,117	1%	18,307	3%	(56%)
Professional lines	150,422	25%	154,248	26%	(2%)
Liability	82,667	14%	74,366	12%	11%
Accident and Health	122,359	20%	119,454	20%	2%
Total	$602,724	100%	$601,721	100%	—%

Gross premiums written in the three months ended March 31, 2015, were comparable to the same period in 2014 with offsetting variances across a number of lines of business. Liability lines increased reflecting continued growth in the U.S. primary and excess casualty markets. In our aviation lines, an increase in premium was driven primarily by the timing of certain renewals, while our marine lines benefited from new business. Offsetting these increases were premium reductions in property and credit and political risk lines. Property lines were impacted by non-renewals and rate decreases reflecting continuing competitive market conditions. The decrease in the credit and political risk lines was driven by a reduction in new business.

Premiums Ceded: In the three months ended March 31, 2015, premiums ceded were $166 million, or 28% of gross premiums written, compared to $145 million, or 24% of gross premiums written, in the same period of 2014. The increase in premium ceded between the two periods related to increased reinsurance protection purchased primarily in our marine, property and professional lines of business and changes in the business mix.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2015		2014		% Change

Property	$102,488	24%	$115,385	25%	(11%)
Marine	58,646	13%	44,993	10%	30%
Terrorism	9,059	2%	8,790	2%	3%
Aviation	10,540	2%	9,908	2%	6%
Credit and Political Risk	15,654	3%	15,935	4%	(2%)
Professional lines	151,134	34%	155,979	35%	(3%)
Liability	41,320	9%	35,056	8%	18%
Accident and Health	58,626	13%	63,168	14%	(7%)
Total	$447,467	100%	$449,214	100%	—%

Net premiums earned in the three months ended March 31, 2015, were comparable to the same period in 2014. Net premiums earned were impacted by the increases in our ceded reinsurance programs as well as decreases in our property and professional lines, primarily our D&O business written in the United States, in recent periods. These decreases were offset by growth in premiums written in recent periods, primarily in our marine and liability lines of business.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2015	% Point Change	2014

Current accident year	64.6%	(0.2)	64.8%
Prior year reserve development	(0.7%)	1.9	(2.6%)
Loss ratio	63.9%	1.7	62.2%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased modestly to 64.6% in the three months ended March 31, 2015, from 64.8% in the three months ended March 31, 2014. Both periods experienced low levels of natural catastrophe and weather-related losses. During the three months ended March 31, 2015, we incurred $5 million in natural catastrophe and weather-related losses compared to $6 million incurred in the three months ended March 31, 2014. After adjusting for the impact of the natural catastrophe and weather-related losses, our current accident year loss ratio in the three months ended March 31, 2015, was 63.5% compared to 63.4% in the same period of 2014. The slight increase in the current accident year loss ratio was impacted by an increase in mid-size loss experience in our marine lines which were offset by improvements in our professional lines.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The insurance segment's acquisition cost ratio in the three months ended March 31, 2015, was comparable to the same period in 2014.

General and Administrative Expense Ratio: The insurance segment's general and administrative expense ratio in the three months ended March 31, 2015, was comparable to the same period in 2014.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended March 31,
	2015	% Change	2014

Revenues:
Gross premiums written	$1,076,208	(12%)	$1,219,678
Net premiums written	1,026,812	(15%)	1,207,892
Net premiums earned	458,755	(8%)	496,735
Other insurance related income	7,676	149%	3,082

Expenses:
Current year net losses and loss expenses	(279,854)		(296,669)
Prior year reserve development	46,690		31,885
Acquisition costs	(107,247)		(106,979)
General and administrative expenses	(39,656)		(36,076)

Underwriting income (1)	$86,364	(6%)	$91,978
Ratios:		% Point Change
Current year loss ratio	61.0%	1.3	59.7%
Prior year reserve development	(10.2%)	(3.8)	(6.4%)
Acquisition cost ratio	23.4%	1.9	21.5%
General and administrative expense ratio	8.6%	1.3	7.3%
Combined ratio	82.8%	0.7	82.1%

(1)
AXIS Capital cedes certain of its reinsurance business to AXIS Ventures Reinsurance Limited ("Ventures Re"), the Company's third-party capital vehicle, on a fully collateralized basis. The collateral has been provided by third party investors. Ventures Re is a variable interest entity and AXIS Capital has been determined to be its primary beneficiary. Following this determination Ventures Re is consolidated in the Consolidated Financial Statements of AXIS Capital and the net impact of the cessions has been included in amounts attributable to (from) noncontrolling interest. For the three months ended March 31, 2015 and 2014 amounts attributable to (from) noncontrolling interests were $(4,873) and $1,222 respectively. Refer to Item 1, Note 10 to the Consolidated Financial Statements for more information.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended March 31,
	2015		2014		% Change

Catastrophe	$131,216	12%	$171,260	15%	(23%)
Property	182,012	17%	239,620	20%	(24%)
Professional lines	65,024	6%	68,219	6%	(5%)
Credit and Surety	191,357	18%	208,468	17%	(8%)
Motor	297,690	28%	274,019	22%	9%
Liability	89,772	8%	102,644	8%	(13%)
Agriculture	69,729	6%	103,165	8%	(32%)
Engineering	38,059	4%	36,510	3%	4%
Other	11,349	1%	15,773	1%	(28%)
Total	$1,076,208	100%	$1,219,678	100%	(12%)

Gross premiums written decreased by $143 million in the three months ended March 31, 2015, compared to the same period in 2014. The decrease in the gross premiums written in the three months ended March 31, 2015, was primarily driven by two factors. The first quarter of 2014 included a number of treaties written on a multi-year basis which increased prior year premiums written and reduced premiums available for renewal during the current quarter, most notably in the property and catastrophe lines. During the first quarter of 2015, the segment reported a decrease in the level of multi-year contracts written, with the premium related to future underwriting years primarily benefiting our motor lines of business. On a comparative basis the impact of the multi-year premiums was a decrease in gross premiums written of $67 million. In addition, the decrease in written premiums was significantly impacted by foreign exchange movements, where the strength of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies, with a comparative decrease of $60 million in gross premiums written primarily impacting our motor, credit and surety, property and catastrophe lines. After adjusting for the impact of the multi-year contracts and foreign exchange movements, our gross premiums written decreased by $16 million, or 1%, with decreases in the agriculture, catastrophe and liability lines partially offset by growth in motor. The agriculture lines decreased due to non-renewals and timing differences. The catastrophe lines decreased due to treaty restructurings and non-renewals reflecting difficult market conditions. Liability lines decrease was driven by treaty restructurings and non-renewals. These decreases were partially offset by growth in the motor lines due to new business and favorable premium adjustments.

Premiums Ceded: In the three months ended March 31, 2015, premiums ceded were $49 million, or 5% of gross premiums written, compared to $12 million, or 1% of gross premiums written, in the same period of 2014. The increase in premium ceded between the two comparative periods related to several new retrocessional treaties covering primarily our catastrophe business.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2015		2014		% Change

Catastrophe	$62,649	14%	$84,717	17%	(26%)
Property	76,008	17%	82,541	17%	(8%)
Professional lines	70,310	15%	84,777	17%	(17%)
Credit and Surety	59,834	13%	59,363	12%	1%
Motor	83,439	18%	70,562	14%	18%
Liability	71,052	15%	66,046	13%	8%
Agriculture	19,798	4%	30,639	6%	(35%)
Engineering	11,900	3%	13,351	3%	(11%)
Other	3,765	1%	4,739	1%	(21%)
Total	$458,755	100%	$496,735	100%	(8%)

Net premiums earned decreased by $38 million or 8% in the three months ended March 31, 2015, compared to the same period in 2014. After adjusting for the impact of foreign exchange the decrease was $31 million, or 6%, and was primarily driven by the reduction in the business written in the professional, agriculture and catastrophe lines in recent periods as well as an increase in the premiums ceded, reflecting retrocessional covers purchased primarily in the catastrophe lines. These decreases were partially offset by increases in the business written in our motor lines.

Other Insurance Related Income:

The increase in other insurance related income of $5 million in the three months ended March 31, 2015, compared to the same period in 2014, primarily reflected an increase in the net results of our weather and commodity business.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2015	% Point Change	2014

Current accident year	61.0%	1.3	59.7%
Prior year reserve development	(10.2%)	(3.8)	(6.4%)
Loss ratio	50.8%	(2.5)	53.3%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 61.0% in the three months ended March 31, 2015, from 59.7% in the three months ended March 31, 2014. Both periods experienced low levels of natural catastrophe and weather-related losses. During the three months ended March 31, 2015, we incurred $3 million in natural catastrophe and weather-related losses compared to $8 million incurred in the three months ended March 31, 2014. After adjusting for the impact of the natural catastrophe and weather-related losses, our current accident year loss ratio in the three months ended March 31, 2015, was 60.2% compared to 58.1% in the same period of 2014. The increase in the current accident year loss ratio was primarily due to changes in the business mix.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio: The reinsurance segment's acquisition cost ratio increased to 23.4% in the three months ended March 31, 2015, from 21.5% in the three months ended March 31, 2014, and was impacted by variances in the accruals for loss-sensitive features, primarily due to prior year loss reserve releases, higher acquisition costs paid in certain lines of business and changes in the business mix.

General and Administrative Expense Ratio: The reinsurance segment's general and administrative expense ratio increased to 8.6% in the three months ended March 31, 2015, from 7.3% in the three months ended March 31, 2014. The increase in the general and administrative expense ratio reflects an adjustment for prior-year performance incentive compensation and the impact of decreased net earned premiums.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended March 31,
	2015	% Change	2014

Corporate expenses	$36,172	26%	$28,707
Foreign exchange losses (gains)	(63,220)	nm	4,233
Interest expense and financing costs	12,257	(26%)	16,594
Income tax expense (benefit)	(690)	nm	4,125
Total	$(15,481)	nm	$53,659

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 4.0% and 3.0% for the three months ended March 31, 2015, and 2014, respectively. The increase in corporate expenses was primarily due to expenses relating to the amalgamation with PartnerRe Ltd. of $7 million and costs related to our operational excellence initiatives which are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods. These increases were partially offset by increased allocations to segment underwriting-related general and administrative expenses reflecting adjustments for prior year performance incentive compensation.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. The foreign exchange gains and losses for the periods presented were largely driven by the re-measurement of our net insurance related liabilities. The foreign exchange gains for the three months ended March 31, 2015, were primarily driven by depreciation of the euro and Sterling against the U.S. Dollar. Comparatively, for the three months ended March 31, 2014, appreciation of the Australian dollar and Sterling against the U.S. dollar was the primary driver of the quarterly loss.

Interest Expense and Financing Costs: Interest expense and financing costs primarily related to interest due on our senior notes and decreased compared to the same period of 2014, as a result of the repayment of the $500 million of our 5.75% senior unsecured notes which became due on December 1, 2014.

Income Tax Expense (Benefit): Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense (benefit) divided by income before tax, was (0.4%) in the three months ended March 31, 2015, compared to 2.7% in the three months ended March 31, 2014. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. We generated consolidated pre-tax net income in the three months ended March 31, 2015; however, underwriting losses borne by our operations in the United States drove the recognition of an income tax benefit in the three months ended March 31, 2015.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended March 31,
	2015	% Change	2014

Fixed maturities	$66,101	(9%)	$72,957
Other investments	30,935	85%	16,760
Equity securities	1,676	(27%)	2,286
Cash and cash equivalents	1,102	28%	863
Short-term investments	69	(68%)	214
Gross investment income	99,883	7%	93,080
Investment expense	(7,773)	(25%)	(10,336)
Net investment income	$92,110	11%	$82,744

Pre-tax yield:(1)
Fixed maturities	2.2%		2.5%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

The decrease in year-to-date investment income from fixed maturities was primarily due to negative inflation adjustments on treasury inflation-protected securities and a decrease in pre-tax yields.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended March 31,
	2015	2014

Hedge and direct lending funds	$24,848	$10,610
CLO - Equities	6,087	6,150
Total net investment income from other investments	$30,935	$16,760

Pre-tax return on other investments(1)	3.3%	1.7%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

The increase in the total net investment income from other investments compared to the same period of 2014 was primarily due to an increase in income from hedge funds. Income from hedge funds is impacted by the performance of the global equity markets, with hedge fund managers benefiting from the volatility in the global equity markets during the first quarter of 2015. This translated into higher valuations on our hedge funds.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended March 31,
	2015	2014

On sale of investments:
Fixed maturities and short-term investments	$(27,430)	$66
Equity securities	(86)	16,829
	(27,516)	16,895
OTTI charges recognized in earnings	(17,568)	(786)
Change in fair value of investment derivatives	2,531	(5,489)
Net realized investment gains (losses)	$(42,553)	$10,620

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. Net losses during the current quarter are primarily due to foreign exchange losses on non-U.S. denominated securities, as a result of the strengthening of the U.S. dollar.

OTTI charges

For the three months ended March 31, 2015, OTTI charges were driven by impairments on high yield corporate debt securities as a result of credit rating downgrades and losses recorded on non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar, and related to securities that are due to mature in the near future.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During the current quarter, our foreign exchange hedges resulted in $7 million of net gains which related primarily to securities denominated in the Australian dollar and Euro.

During 2013, we introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio. During the current quarter, we recorded $4 million of net losses relating to our interest rate swaps.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended March 31,
	2015	2014

Net investment income	$92,110	$82,744
Net realized investments gains (losses)	(42,553)	10,620
Change in net unrealized gains/losses	50,161	64,490
Total	$99,718	$157,854

Average cash and investments(1)	$14,952,713	$14,998,856

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	0.7%	1.1%
Exclusive of investment related foreign exchange movements	1.2%	1.1%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	March 31, 2015		December 31, 2014
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$12,012,633	$12,012,894	$12,185,973	$12,129,273
Equities	572,317	601,329	531,648	567,707
Other investments	690,141	939,006	736,599	965,465
Short-term investments	38,373	38,373	107,534	107,534
Total investments	$13,313,464	$13,591,602	$13,561,754	$13,769,979

Cash and cash equivalents(1)	$1,270,092	$1,270,092	$1,209,695	$1,209,695

(1)	Includes restricted cash and cash equivalents of $273 million and $288 million in 2015 and 2014, respectively.

The amortized cost/cost of our total investments decreased by $248 million from December 31, 2014, due to the funding of financing and operating activities, an increased allocation to cash and cash equivalents and the impact of the strengthening of the US dollar on foreign currency denominated holdings. The $178 million decrease in the fair value of our total investments was driven by the factors outlined above and was partially offset by an increase in the net unrealized gains (losses) during the year.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	March 31, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,494,157	12%	$1,620,077	12%
Non-U.S. government	873,097	7%	1,033,543	9%
Corporate debt	4,534,278	38%	4,361,124	36%
Agency RMBS	2,200,243	18%	2,278,108	19%
CMBS	1,131,323	9%	1,096,888	9%
Non-Agency RMBS	78,001	1%	73,086	1%
ABS	1,495,829	12%	1,461,586	12%
Municipals(1)	205,966	3%	204,861	2%
Total	$12,012,894	100%	$12,129,273	100%

Credit ratings:
U.S. government and agency	$1,494,157	12%	$1,620,077	12%
AAA(2)	4,429,669	37%	4,720,852	39%
AA	1,271,096	11%	1,034,047	9%
A	2,222,110	18%	2,204,984	18%
BBB	1,517,543	13%	1,516,815	13%
Below BBB(3)	1,078,319	9%	1,032,498	9%
Total	$12,012,894	100%	$12,129,273	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS.

(3)	Non-investment grade securities.

At March 31, 2015, our fixed maturities had a weighted average credit rating of AA- (2014: AA-) and an average duration of 3.0 years (2014: 3.0 years). The interest rate swap positions introduced in 2013, which reduced duration to 2.9 years at December 31, 2014, were closed during the current quarter. When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $13.3 billion), the average credit rating would be AA- (2014: AA-) and duration (including interest rate swaps) would be 2.8 years (2014: 2.7 years).

During the quarter, net unrealized gains (losses) on fixed maturities moved from a net unrealized loss of $57 million at December 31, 2014 to a net unrealized gain of less than $1 million at March 31, 2015.

Equities

During the quarter, net unrealized gains on equities decreased from $36 million at December 31, 2014 to $29 million at March 31, 2015. The decline was due to the strengthening of the US dollar against our euro denominated equity holdings.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	March 31, 2015		December 31, 2014

Hedge funds
Long/short equity funds	$242,096	26%	$298,907	31%
Multi-strategy funds	336,342	36%	324,020	34%
Event-driven funds	189,212	20%	185,899	19%
Leveraged bank loan funds	9,616	1%	9,713	1%
Total hedge funds	777,266	83%	818,539	85%

Direct lending funds	69,682	7%	54,438	6%

Total hedge and direct lending funds	846,948	90%	872,977	91%

CLO - Equities	92,058	10%	92,488	9%
Total other investments	$939,006	100%	$965,465	100%

The $41 million decrease in the fair value of our total hedge funds in 2015 was driven by $65 million of net redemptions offset by $24 million of price appreciation as our hedge funds benefited from the performance of the global equity and credit markets during the first quarter of 2015.

We have made total commitments of $140 million to managers of direct lending funds. To date, $68 million of our total commitment has been called. During 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund, of which $31 million has been called to date.

During 2015, we made a $100 million commitment to a real estate fund, to date there has been no call on this commitment.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a general discussion of our liquidity and capital resources. During the three months ended March 31, 2015, we:

•	reduced the maximum aggregate utilization capacity of our letter of credit facility with Citibank Europe plc from $750 million to $500 million;

•
following the Company's announcement of the signing of the definitive amalgamation agreement with PartnerRe Ltd. on January 25, 2015, we suspended our open market share repurchase program until the closing date of the amalgamation transaction.

The following table summarizes our consolidated capital for the periods indicated:

	March 31, 2015	December 31, 2014

Senior notes	$991,045	$990,790

Preferred shares	627,843	627,843
Common equity	5,349,320	5,193,278
Shareholders’ equity attributable to AXIS Capital	5,977,163	5,821,121
Total capital	$6,968,208	$6,811,911

Ratio of debt to total capital	14.2%	14.5%

Ratio of debt and preferred equity to total capital	23.2%	23.8%

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

Secured Letter of Credit Facility

On March 31, 2015, the Company entered into an amendment to reduce the maximum aggregate utilization capacity of our secured letter of credit facility with Citibank Europe plc ("LOC Facility") from $750 million to $500 million. All other material terms and conditions remained unchanged.

Common Equity

During the three months ended March 31, 2015, our common equity increased by $156 million. The following table reconciles our opening and closing common equity positions:

Three months ended March 31,	2015

Common equity - opening	$5,193,278
Net income attributable to AXIS Capital	165,825
Shares repurchased for treasury	(14,772)
Change in unrealized appreciation on available for sale investments, net of tax	39,917
Common share dividends	(29,068)
Preferred share dividends	(10,022)
Share-based compensation expense recognized in equity	12,712
Foreign currency translation adjustment	(11,413)
Shares issued and stock options exercised	2,863
Common equity - closing	$5,349,320

Following the Company's announcement of the signing of the definitive amalgamation agreement with PartnerRe Ltd. on January 25, 2015, we have suspended our open market share repurchase program until the closing date of the amalgamation transaction. At May 4, 2015, the remaining authorization under the common share repurchase program approved by our Board of Directors was $749 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

As disclosed in our 2014 Annual Report on Form 10-K, we believe that the material items requiring such subjective and complex estimates are our:

•	reserves for losses and loss expenses;

•	reinsurance recoverable balances;

•	premiums;

•	fair value measurements for our financial assets and liabilities; and

•	assessments of other-than-temporary impairments.

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 continues to describe the significant estimates and judgments included in the preparation of our Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of recently issued accounting pronouncements that we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2015, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended March 31,
	2015	2014

Net income available to common shareholders	$155,803	$137,227
Net realized investment (gains) losses, net of tax(1)	41,994	(4,299)
Foreign exchange losses (gains), net of tax(2)	(61,726)	4,141
Operating income	$136,071	$137,069

Earnings per common share - diluted	$1.54	$1.24
Net realized investment (gains) losses, net of tax	0.42	(0.04)
Foreign exchange losses (gains), net of tax	(0.61)	0.04
Operating income per common share - diluted	$1.35	$1.24

Weighted average common shares and common share equivalents - diluted(3)	101,139	110,391

Average common shareholders’ equity	$5,271,299	$5,194,663

ROACE (annualized)	11.8%	10.6%

Operating ROACE (annualized)	10.3%	10.6%

(1)
Tax cost (benefit) of ($559) and $6,321 for the three months ended March 31, 2015 and 2014, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost (benefit) of $1,494 and ($92) for the three months ended March 31, 2015 and 2014, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2014 Form 10-K. With the exception of the changes in exposure to foreign currency risk presented below, there have been no material changes to this item since December 31, 2014.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2015
Net managed assets (liabilities), excluding derivatives	$4,498	$(140,923)	$70,413	$35,255	$(43,253)	$16,532	$9,742	$(47,736)
Foreign currency derivatives, net	(68,556)	142,014	(72,961)	67,053	150,638	(14,173)	(34,545)	169,470
Net managed foreign currency exposure	(64,058)	1,091	(2,548)	102,308	107,385	2,359	(24,803)	121,734
Other net foreign currency exposure	975	—	—	50,898	100	—	166,477	218,450
Total net foreign currency exposure	$(63,083)	$1,091	$(2,548)	$153,206	$107,485	$2,359	$141,674	$340,184
Net foreign currency exposure as a percentage of total shareholders’ equity	(1.1%)	—%	—%	2.6%	1.8%	—%	2.4%	5.7%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(6,308)	$109	$(255)	$15,321	$10,749	$236	$14,167	$34,019

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2015, our total net foreign currency exposure was $340 million net long, driven by increases in our exposures to the euro and the Sterling, primarily due to new business written during the first quarter of 2015 as part of the January 2015 renewal season.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended March 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(2)

January 1-31, 2015	27,140	$50.04	16,414	$749.2	million
February 1-28, 2015	218,391	$50.89	—	$749.2	million
March 1-31, 2015	44,385	$51.81	—	$749.2	million
Total	289,916		16,414	$749.2	million

(1)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(2)
On December 5, 2014, our Board of Directors authorized a share repurchase plan to repurchase up to $750 million of our common shares through to December 31, 2016. The share repurchase authorization became effective on January 1, 2015, replaced the previous plan which had $225.8 million available until the end of 2014. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

ITEM 6.     EXHIBITS

2.1
Agreement and Plan of Amalgamation, dated as of January 25, 2015, by and between PartnerRe Ltd. and AXIS Capital Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 29, 2015).

2.2
First Amendment to the Agreement and Plan of Amalgamation, dated as of February 17, 2015, by and between PartnerRe Ltd. and AXIS Capital Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 17, 2015).

2.3
Second Amendment to the Agreement and Plan of Amalgamation, dated as of March 10, 2015, by and between PartnerRe Ltd. and AXIS Capital Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 11, 2015).

2.4
Third Amendment to the Agreement and Plan of Amalgamation, dated as of March 31, 2015, by and between PartnerRe Ltd. and AXIS Capital Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 1, 2015).

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

10.2
Employment Agreement by and between Joseph C. Henry and AXIS Specialty U.S. Services, Inc. dated January 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 29, 2015).

10.3
Amendment No. 1 to Employment Agreement dated May 3, 2012 by and among Albert A. Benchimol, AXIS Specialty U.S. Services, Inc. and AXIS Capital Holdings Limited effective as of March 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2015).

10.4
Amendment to Committed Facility Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.5
Amendment to Facility Fee Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 1, 2015).

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: May 4, 2015

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)