Form 10-Q
period 2015-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2015-07-29
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
As of July 22, 2015, there were 100,638,757 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	2015	2014
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2015: $12,093,366; 2014: $12,185,973)	$12,005,736	$12,129,273
Equity securities, available for sale, at fair value (Cost 2015: $618,869; 2014: $531,648)	659,181	567,707
Mortgage loans, held for investment, at amortized cost and fair value	79,606	—
Other investments, at fair value	853,101	965,465
Short-term investments, at amortized cost and fair value	30,618	107,534
Total investments	13,628,242	13,769,979
Cash and cash equivalents	989,395	921,830
Restricted cash and cash equivalents	190,664	287,865
Accrued interest receivable	78,409	83,070
Insurance and reinsurance premium balances receivable	2,394,037	1,808,620
Reinsurance recoverable on unpaid and paid losses	2,063,087	1,926,145
Deferred acquisition costs	594,863	466,987
Prepaid reinsurance premiums	387,639	351,441
Receivable for investments sold	1,304	169
Goodwill and intangible assets	101,053	88,960
Other assets	276,182	250,670
Total assets	$20,704,875	$19,955,736

Liabilities
Reserve for losses and loss expenses	$9,693,440	$9,596,797
Unearned premiums	3,324,578	2,735,376
Insurance and reinsurance balances payable	296,794	249,186
Senior notes	991,302	990,790
Payable for investments purchased	213,142	188,176
Other liabilities	237,061	315,471
Total liabilities	14,756,317	14,075,796

Shareholders’ equity
Preferred shares	627,843	627,843
Common shares (2015: 176,206; 2014: 175,478 shares issued and 2015: 100,284; 2014: 99,426 shares outstanding)	2,201	2,191
Additional paid-in capital	2,285,772	2,285,016
Accumulated other comprehensive loss	(78,067)	(45,574)
Retained earnings	5,875,147	5,715,504
Treasury shares, at cost (2015: 75,922; 2014: 76,052 shares)	(2,764,338)	(2,763,859)
Total shareholders’ equity attributable to AXIS Capital	5,948,558	5,821,121
Noncontrolling interests	—	58,819
Total shareholders’ equity	5,948,558	5,879,940

Total liabilities and shareholders’ equity	$20,704,875	$19,955,736

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three months ended		Six months ended
	2015	2014	2015	2014
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$941,211	$1,000,400	$1,845,264	$1,946,349
Net investment income	88,544	114,867	180,651	197,610
Other insurance related income	3,486	1,683	11,162	4,766
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(12,893)	(1,905)	(30,461)	(2,690)
Other realized investment gains (losses)	1,783	35,166	(23,201)	46,572
Total net realized investment gains (losses)	(11,110)	33,261	(53,662)	43,882
Total revenues	1,022,131	1,150,211	1,983,415	2,192,607

Expenses
Net losses and loss expenses	580,153	565,829	1,092,481	1,110,036
Acquisition costs	183,263	191,862	354,805	363,899
General and administrative expenses	148,482	151,081	311,723	303,810
Foreign exchange losses (gains)	22,108	9,705	(41,112)	13,939
Interest expense and financing costs	12,939	19,975	25,196	36,569
Total expenses	946,945	938,452	1,743,093	1,828,253

Income before income taxes	75,186	211,759	240,322	364,354
Income tax expense	1,815	9,500	1,125	13,625
Net income	73,371	202,259	239,197	350,729
Amounts attributable to noncontrolling interests	—	1,573	—	2,795
Net income attributable to AXIS Capital	73,371	200,686	239,197	347,934
Preferred share dividends	10,022	10,022	20,044	20,044
Net income available to common shareholders	$63,349	$190,664	$219,153	$327,890

Per share data
Net income per common share:
Basic net income	$0.63	$1.81	$2.19	$3.06
Diluted net income	$0.63	$1.79	$2.17	$3.03
Weighted average number of common shares outstanding - basic	100,274	105,118	100,093	107,075
Weighted average number of common shares outstanding - diluted	101,160	106,289	101,151	108,329
Cash dividends declared per common share	$0.29	$0.27	$0.58	$0.54

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three months ended		Six months ended
	2015	2014	2015	2014
	(in thousands)
Net income	$73,371	$202,259	$239,197	$350,729
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	(72,041)	120,550	(77,228)	191,933
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	8,857	(33,929)	53,960	(43,543)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(63,184)	86,621	(23,268)	148,390
Foreign currency translation adjustment	2,188	3,790	(9,225)	6,449
Total other comprehensive income (loss), net of tax	(60,996)	90,411	(32,493)	154,839
Comprehensive income	12,375	292,670	206,704	505,568
Amounts attributable to noncontrolling interests	—	(1,573)	—	(2,795)
Comprehensive income attributable to AXIS Capital	$12,375	$291,097	$206,704	$502,773

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2014
	(in thousands)
Preferred shares
Balance at beginning and end of period	$627,843	$627,843

Common shares (par value)
Balance at beginning of period	2,191	2,174
Shares issued	10	15
Balance at end of period	2,201	2,189

Additional paid-in capital
Balance at beginning of period	2,285,016	2,240,125
Shares issued - common shares	2,605	2,549
Cost of treasury shares reissued	(17,451)	(11,524)
Stock options exercised	560	2,134
Share-based compensation expense	15,042	27,800
Balance at end of period	2,285,772	2,261,084

Accumulated other comprehensive income (loss)
Balance at beginning of period	(45,574)	117,825
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(28,192)	124,945
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(23,268)	148,390
Non-credit portion of OTTI losses	—	—
Balance at end of period	(51,460)	273,335
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(17,382)	(7,120)
Foreign currency translation adjustments	(9,225)	6,449
Balance at end of period	(26,607)	(671)
Balance at end of period	(78,067)	272,664

Retained earnings
Balance at beginning of period	5,715,504	5,062,706
Net income	239,197	350,729
Amounts attributable to noncontrolling interests	—	(2,795)
Preferred share dividends	(20,044)	(20,044)
Common share dividends	(59,510)	(59,397)
Balance at end of period	5,875,147	5,331,199

Treasury shares, at cost
Balance at beginning of period	(2,763,859)	(2,232,711)
Shares repurchased for treasury	(17,930)	(318,082)
Cost of treasury shares reissued	17,451	11,524
Balance at end of period	(2,764,338)	(2,539,269)

Total shareholders’ equity attributable to AXIS Capital	5,948,558	5,955,710
Noncontrolling interests	—	52,795
Total shareholders' equity	$5,948,558	$6,008,505

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$239,197	$350,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment losses (gains)	53,662	(43,882)
Net realized and unrealized gains on other investments	(45,037)	(49,252)
Amortization of fixed maturities	54,356	56,122
Other amortization and depreciation	10,265	10,919
Share-based compensation expense, net of cash payments	14,463	27,763
Changes in:
Accrued interest receivable	5,071	5,929
Reinsurance recoverable balances	(140,911)	(20,663)
Deferred acquisition costs	(128,010)	(167,095)
Prepaid reinsurance premiums	(34,247)	(5,590)
Reserve for loss and loss expenses	147,463	217,924
Unearned premiums	589,438	721,870
Insurance and reinsurance balances, net	(561,146)	(696,877)
Other items	(88,952)	(15,654)
Net cash provided by operating activities	115,612	392,243

Cash flows from investing activities:
Purchases of:
Fixed maturities	(5,454,612)	(6,581,006)
Equity securities	(96,170)	(209,381)
Mortgage loans	(79,606)	—
Other investments	(54,482)	(37,512)
Short-term investments	(30,745)	(463,051)
Proceeds from the sale of:
Fixed maturities	4,660,534	5,784,439
Equity securities	2,115	197,354
Other investments	211,883	88,080
Short-term investments	100,461	391,966
Proceeds from redemption of fixed maturities	782,367	532,445
Proceeds from redemption of short-term investments	6,987	16,503
Purchase of other assets	(12,093)	(16,039)
Change in restricted cash and cash equivalents	97,201	(80,827)
Impact of the deconsolidation of a variable interest entity	(71,649)	—
Net cash provided by (used in) investing activities	62,191	(377,029)

Cash flows from financing activities:
Dividends paid - common shares	(59,170)	(60,903)
Repurchase of common shares	(25,951)	(318,082)
Dividends paid - preferred shares	(20,044)	(20,044)
Proceeds from issuance of common shares	3,175	4,698
Net proceeds from issuance of senior notes	—	494,344
Net cash provided by (used in) financing activities	(101,990)	100,013

Effect of exchange rate changes on foreign currency cash and cash equivalents	(8,248)	5,473
Increase in cash and cash equivalents	67,565	120,700
Cash and cash equivalents - beginning of period	921,830	923,326
Cash and cash equivalents - end of period	$989,395	$1,044,026

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at June 30, 2015 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended June 30, 2015 and 2014 have not been audited. The balance sheet at December 31, 2014 is derived from our audited financial statements.

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

Significant Accounting Policies

There were no notable changes in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the addition to our accounting policy for mortgage loans held-for-investment noted below.

Mortgage Loans Held-For-Investment

Mortgage loans held-for-investment are stated at amortized cost calculated as the unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances.  Interest income and prepayment fees are recognized when earned.  Interest income is recognized using an effective yield method giving effect to the amortization of premiums and accretion of discounts.

New Accounting Standards Adopted in 2015

Consolidation

During the second quarter of 2015, the Company early adopted the Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis” issued by the Financial Accounting Standards Board (the “FASB”). The adoption of this amended accounting guidance resulted in the Company concluding that it no longer had a variable interest in AXIS Ventures Reinsurance Limited (“Ventures Re”) and therefore it was no longer required to consolidate the results of operations and the financial position of Ventures Re in its Consolidated Financial Statements. The Company adopted this revised accounting guidance using the modified retrospective approach and ceased to consolidate Ventures Re effective as of January 1, 2015. There was no impact from the adoption of ASU 2015-02 on the Company’s cumulative retained earnings. Refer to Note 11 to the Consolidated Financial Statements "Noncontrolling Interests" for more information.

The new consolidation guidance did not have an impact on any other investments currently held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards Not Yet Adopted

Disclosures About Short-Duration Contracts

In May 2015, the FASB issued new guidance making targeted improvements to existing disclosure requirements for short-duration contracts. The guidance requires insurance entities to disclose additional information about the liability for unpaid claims and claim adjustment expenses. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied retrospectively. As the new guidance is disclosure-related only, the adoption of this guidance is not expected to impact our results of operations, financial condition or liquidity.

Investments Measured Using The Net Asset Value Per Share ("NAV") Practical Expedient

In May 2015, the FASB issued new guidance eliminating the requirement to categorize investments measured using the NAV practical expedient in the fair value hierarchy table. This guidance is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance will be applied retrospectively. As the new guidance is disclosure-related only, the adoption of this guidance is not expected to impact our results of operations, financial condition or liquidity.

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

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2015			2014
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$761,126	$427,287	$1,188,413	$754,110	$477,169	$1,231,279
Net premiums written	534,263	412,281	946,544	541,097	459,065	1,000,162
Net premiums earned	452,322	488,889	941,211	457,670	542,730	1,000,400
Other insurance related income	269	3,217	3,486	—	1,683	1,683
Net losses and loss expenses	(297,534)	(282,619)	(580,153)	(290,466)	(275,363)	(565,829)
Acquisition costs	(66,920)	(116,343)	(183,263)	(71,039)	(120,823)	(191,862)
General and administrative expenses	(88,420)	(36,013)	(124,433)	(83,512)	(34,299)	(117,811)
Underwriting income (loss)	$(283)	$57,131	56,848	$12,653	$113,928	126,581

Corporate expenses			(24,049)			(33,270)
Net investment income			88,544			114,867
Net realized investment gains (losses)			(11,110)			33,261
Foreign exchange losses			(22,108)			(9,705)
Interest expense and financing costs			(12,939)			(19,975)
Income before income taxes			$75,186			$211,759

Net loss and loss expense ratio	65.8%	57.8%	61.6%	63.5%	50.7%	56.6%
Acquisition cost ratio	14.8%	23.8%	19.5%	15.5%	22.3%	19.2%
General and administrative expense ratio	19.5%	7.4%	15.8%	18.2%	6.3%	15.0%
Combined ratio	100.1%	89.0%	96.9%	97.2%	79.3%	90.8%

Goodwill and intangible assets	$101,053	$—	$101,053	$90,025	$—	$90,025

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2015			2014
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,363,850	$1,503,495	$2,867,345	$1,355,831	$1,696,847	$3,052,678
Net premiums written	971,004	1,431,086	2,402,090	997,789	1,666,957	2,664,746
Net premiums earned	899,789	945,475	1,845,264	906,884	1,039,465	1,946,349
Other insurance related income	269	10,893	11,162	—	4,766	4,766
Net losses and loss expenses	(583,307)	(509,174)	(1,092,481)	(569,889)	(540,147)	(1,110,036)
Acquisition costs	(131,375)	(223,430)	(354,805)	(136,096)	(227,803)	(363,899)
General and administrative expenses	(176,109)	(75,393)	(251,502)	(171,459)	(70,375)	(241,834)
Underwriting income	$9,267	$148,371	157,638	$29,440	$205,906	235,346

Corporate expenses			(60,221)			(61,976)
Net investment income			180,651			197,610
Net realized investment gains (losses)			(53,662)			43,882
Foreign exchange (losses) gains			41,112			(13,939)
Interest expense and financing costs			(25,196)			(36,569)
Income before income taxes			$240,322			$364,354

Net loss and loss expense ratio	64.8%	53.9%	59.2%	62.8%	52.0%	57.0%
Acquisition cost ratio	14.6%	23.6%	19.2%	15.0%	21.9%	18.7%
General and administrative expense ratio	19.6%	8.0%	16.9%	19.0%	6.7%	15.6%
Combined ratio	99.0%	85.5%	95.3%	96.8%	80.6%	91.3%

Goodwill and intangible assets	$101,053	$—	$101,053	$90,025	$—	$90,025

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	GOODWILL AND INTANGIBLES

On April 1, 2015, the Company announced that it completed the acquisition of Ternian Insurance Group LLC ("Ternian"), a leading provider of voluntary, limited benefit affordable health plans and other employee benefits coverage for hourly and part-time workers and their families. The Company recognized intangible assets of $13 million associated with this acquisition.

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Net balance at December 31, 2014	$47,148	$26,036	$15,776	$88,960
Acquisition of Ternian	—	—	13,330	13,330
Amortization	n/a	n/a	(1,280)	(1,280)
Foreign currency translation adjustment	—	—	43	43
Net balance at June 30, 2015	$47,148	$26,036	$27,869	$101,053

Gross balance at June 30, 2015	$42,237	$26,036	$48,926	$117,199
Accumulated amortization	n/a	n/a	(26,863)	(26,863)
Foreign currency translation adjustment	4,911	—	5,806	10,717
Net balance at June 30, 2015	$47,148	$26,036	$27,869	$101,053

n/a – not applicable
We estimate that the amortization expense for our total intangible assets with a finite life for the next six months will be approximately $2 million and annual amortization expense for 2016 through 2018 will be approximately $3 million and 2019 through 2020 will be approximately $2 million each year. The estimated remaining useful lives of these assets range from four to twenty-four years.
Intangible assets with an indefinite life consist primarily of U.S. state licenses that provide a legal right to transact business indefinitely.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At June 30, 2015
Fixed maturities
U.S. government and agency	$1,699,826	$3,731	$(20,448)	$1,683,109	$—
Non-U.S. government	958,293	6,242	(64,000)	900,535	—
Corporate debt	4,444,087	32,273	(72,408)	4,403,952	—
Agency RMBS(1)	2,114,217	30,038	(9,279)	2,134,976	—
CMBS(2)	1,093,612	9,814	(3,856)	1,099,570	—
Non-Agency RMBS	99,590	2,667	(983)	101,274	(839)
ABS(3)	1,429,667	3,372	(5,978)	1,427,061	—
Municipals(4)	254,074	3,405	(2,220)	255,259	—
Total fixed maturities	$12,093,366	$91,542	$(179,172)	$12,005,736	$(839)

Equity securities
Exchange-traded funds	495,590	44,153	(3,763)	535,980
Bond mutual funds	123,279	—	(78)	123,201
Total equity securities	$618,869	$44,153	$(3,841)	$659,181

At December 31, 2014
Fixed maturities
U.S. government and agency	$1,645,068	$3,337	$(28,328)	$1,620,077	$—
Non-U.S. government	1,080,601	7,383	(54,441)	1,033,543	—
Corporate debt	4,386,432	40,972	(66,280)	4,361,124	—
Agency RMBS(1)	2,241,581	40,762	(4,235)	2,278,108	—
CMBS(2)	1,085,618	13,289	(2,019)	1,096,888	—
Non-Agency RMBS	71,236	2,765	(915)	73,086	(889)
ABS(3)	1,475,026	2,748	(16,188)	1,461,586	—
Municipals(4)	200,411	5,282	(832)	204,861	—
Total fixed maturities	$12,185,973	$116,538	$(173,238)	$12,129,273	$(889)

Equity securities
Exchange-traded funds	416,063	43,583	(4,756)	454,890
Bond mutual funds	115,585	—	(2,768)	112,817
Total equity securities	$531,648	$43,583	$(7,524)	$567,707

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

securities, which are all variable interests issued by VIEs (see Note 4(c)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs and accordingly we are not the primary beneficiary for any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At June 30, 2015
Maturity
Due in one year or less	$553,743	$543,896	4.5%
Due after one year through five years	4,407,166	4,373,414	36.4%
Due after five years through ten years	2,069,297	2,005,587	16.7%
Due after ten years	326,074	319,958	2.7%
	7,356,280	7,242,855	60.3%
Agency RMBS	2,114,217	2,134,976	17.8%
CMBS	1,093,612	1,099,570	9.2%
Non-Agency RMBS	99,590	101,274	0.8%
ABS	1,429,667	1,427,061	11.9%
Total	$12,093,366	$12,005,736	100.0%

At December 31, 2014
Maturity
Due in one year or less	$424,077	$423,265	3.5%
Due after one year through five years	4,925,780	4,892,411	40.3%
Due after five years through ten years	1,755,248	1,695,641	14.0%
Due after ten years	207,407	208,288	1.7%
	7,312,512	7,219,605	59.5%
Agency RMBS	2,241,581	2,278,108	18.8%
CMBS	1,085,618	1,096,888	9.0%
Non-Agency RMBS	71,236	73,086	0.6%
ABS	1,475,026	1,461,586	12.1%
Total	$12,185,973	$12,129,273	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At June 30, 2015
Fixed maturities
U.S. government and agency	$128,916	$(6,688)	$881,631	$(13,760)	$1,010,547	$(20,448)
Non-U.S. government	163,690	(46,219)	298,542	(17,781)	462,232	(64,000)
Corporate debt	229,078	(19,633)	2,326,826	(52,775)	2,555,904	(72,408)
Agency RMBS	65,726	(1,740)	763,509	(7,539)	829,235	(9,279)
CMBS	64,037	(784)	297,266	(3,072)	361,303	(3,856)
Non-Agency RMBS	4,963	(600)	44,753	(383)	49,716	(983)
ABS	495,889	(5,090)	336,672	(888)	832,561	(5,978)
Municipals	14,478	(405)	148,681	(1,815)	163,159	(2,220)
Total fixed maturities	$1,166,777	$(81,159)	$5,097,880	$(98,013)	$6,264,657	$(179,172)

Equity securities
Exchange-traded funds	—	—	115,026	(3,763)	115,026	(3,763)
Bond mutual funds	—	—	16,692	(78)	16,692	(78)
Total equity securities	$—	$—	$131,718	$(3,841)	$131,718	$(3,841)

At December 31, 2014
Fixed maturities
U.S. government and agency	$388,551	$(24,319)	$786,850	$(4,009)	$1,175,401	$(28,328)
Non-U.S. government	143,602	(29,171)	435,670	(25,270)	579,272	(54,441)
Corporate debt	26,708	(2,221)	2,199,672	(64,059)	2,226,380	(66,280)
Agency RMBS	259,914	(3,084)	333,288	(1,151)	593,202	(4,235)
CMBS	68,624	(925)	256,225	(1,094)	324,849	(2,019)
Non-Agency RMBS	6,689	(613)	13,442	(302)	20,131	(915)
ABS	425,663	(10,325)	750,679	(5,863)	1,176,342	(16,188)
Municipals	34,462	(644)	25,284	(188)	59,746	(832)
Total fixed maturities	$1,354,213	$(71,302)	$4,801,110	$(101,936)	$6,155,323	$(173,238)

Equity securities
Exchange-traded funds	—	—	91,275	(4,756)	91,275	(4,756)
Bond mutual funds	—	—	112,817	(2,768)	112,817	(2,768)
Total equity securities	$—	$—	$204,092	$(7,524)	$204,092	$(7,524)

Fixed Maturities

At June 30, 2015, 1,525 fixed maturities (2014: 1,388) were in an unrealized loss position of $179 million (2014: $173 million), of which $19 million (2014: $36 million) was related to securities below investment grade or not rated.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

At June 30, 2015, 285 (2014: 223) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $1,167 million (2014: $1,354 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at June 30, 2015, and were expected to recover in value as the securities approach maturity. Further, at June 30, 2015, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At June 30, 2015, 38 securities (2014: 9) were in an unrealized loss position of $4 million (2014: $8 million).

At June 30, 2015 and December 31, 2014, there were no securities that had been in a continuous unrealized loss position for 12 months or greater. Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at June 30, 2015.

b) Mortgage Loans

The following table provides a breakdown of our mortgage loans held-for-investment:

	June 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$79,606	100%	$—	—%
	79,606	100%	—	—%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$79,606	100%	$—	—%

For commercial mortgage loans, the primary credit quality indicator is the debt service coverage ratio (which compares a property’s net operating income to amounts needed to service the principle and interest due under the loan, generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss) and the loan-to-value ratio (loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral, generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss). The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis.

All commercial mortgage loans have debt service coverage ratios in excess of 1.5x and loan-to-value ratios of less than 65%; there are no credit losses associated with the commercial mortgage loans that we hold at June 30, 2015.

We have a high quality mortgage loan portfolio with no past due amounts at June 30, 2015.

c) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds, real estate funds and CLO Equities, together with additional information relating to the liquidity of each category:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At June 30, 2015
Long/short equity funds	$192,622	23%	Quarterly, Semi-annually, Annually	30-60 days
Multi-strategy funds	345,726	41%	Quarterly, Semi-annually	60-95 days
Event-driven funds	147,236	17%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	75	—%	n/a	n/a
Direct lending funds	73,628	9%	n/a	n/a
Real estate funds	3,000	—%	n/a	n/a
CLO - Equities	90,814	10%	n/a	n/a
Total other investments	$853,101	100%

At December 31, 2014
Long/short equity funds	$298,907	31%	Quarterly, Semi-annually	30-60 days
Multi-strategy funds	324,020	34%	Quarterly, Semi-annually	60-95 days
Event-driven funds	185,899	19%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	9,713	1%	Quarterly	65 days
Direct lending funds	54,438	6%	n/a	n/a
Real estate funds	—	—%	n/a	n/a
CLO - Equities	92,488	9%	n/a	n/a
Total other investments	$965,465	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

•
Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.

•	Event-driven funds: Seek to achieve attractive returns by exploiting situations where announced or anticipated events create opportunities.

•	Leveraged bank loan funds: Seek to achieve attractive returns by investing primarily in bank loan collateral that has limited interest rate risk exposure.

•	Direct lending funds: Seek to achieve attractive risk-adjusted returns, including current income generation, by investing in funds which provide financing directly to borrowers.

•	Real estate funds: Seek to achieve attractive risk-adjusted returns by making and managing investments in real estate and real estate securities and businesses.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2015 and 2014, neither of these restrictions impacted our redemption requests. At June 30, 2015, $98 million (2014: $87 million), representing 14% (2014: 11%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiration of these lockup periods range from September 2015 to April 2018.

At June 30, 2015, we have $138 million (2014: $88 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
During 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in March, 2019. The General Partner then has the option to extend the term by up to three years. At June 30, 2015, $23 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the multi-strategy funds line of the table above.
During 2015, we made a $100 million commitment as a limited partner in a fund which invests in real estate and real estate securities and businesses. The fund is subject to a three year commitment period and a total fund life of eight years during which time we are not eligible to redeem our investment. At June 30, 2015, $97 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the real estate funds line of the table above.

During 2015, we made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund is subject to an investment term of seven years and the General Partners have the option to extend the term by up to two years. At June 30, 2015 this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

d) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Fixed maturities	$77,998	$78,523	$144,086	$151,480
Other investments	14,102	32,492	45,037	49,252
Equity securities	2,674	5,301	4,350	7,587
Mortgage loans	281	—	294	—
Cash and cash equivalents	1,678	6,183	2,777	7,046
Short-term investments	125	246	194	459
Gross investment income	96,858	122,745	196,738	215,824
Investment expenses	(8,314)	(7,878)	(16,087)	(18,214)
Net investment income	$88,544	$114,867	$180,651	$197,610

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

e) Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Gross realized gains
Fixed maturities and short-term investments	$17,066	$26,650	$32,727	$60,420
Equities	177	32,609	215	51,876
Gross realized gains	17,243	59,259	32,942	112,296
Gross realized losses
Fixed maturities and short-term investments	(13,474)	(14,392)	(56,565)	(48,096)
Equities	(270)	(2,546)	(394)	(4,984)
Gross realized losses	(13,744)	(16,938)	(56,959)	(53,080)
Net OTTI recognized in earnings	(12,893)	(1,905)	(30,461)	(2,690)
Change in fair value of investment derivatives(1)	(1,716)	(7,155)	816	(12,644)
Net realized investment gains (losses)	$(11,110)	$33,261	$(53,662)	$43,882

(1) Refer to Note 6 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Fixed maturities:
Non-U.S. government	$—	$1,774	$1,422	$1,812
Corporate debt	1,689	67	17,808	81
Non-Agency RMBS	—	—	4	—
ABS	18	—	41	56
	1,707	1,841	19,275	1,949
Equity Securities
Common stocks	—	64	—	741
Bond mutual funds	11,186	—	11,186	—
	11,186	64	11,186	741
Total OTTI recognized in earnings	$12,893	$1,905	$30,461	$2,690

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Balance at beginning of period	$1,541	$1,590	$1,531	$1,594
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	23	—	33	—
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	—	(9)	—	(13)
Balance at end of period	$1,564	$1,581	$1,564	$1,581

f) Reverse Repurchase Agreements

At June 30, 2015, we held $177 million (2014: $110 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS

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

Equity Securities

Equity securities include exchange-traded funds and bond mutual funds. For exchange-traded funds, we classified these within Level 1 as their fair values are based on unadjusted quoted market prices in active markets. Our investments in bond mutual funds have daily liquidity, with redemption based on the net asset value ("NAV") of the funds. Accordingly, we have classified these investments as Level 2.

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

For our hedge fund investments with liquidity terms allowing us to fully redeem our holdings at the applicable NAV in the near term, we have classified these investments as Level 2. Certain investments in hedge funds, all of our direct lending funds and our CLO fund have redemption restrictions (see Note 4(c) for further details) that prevent us from redeeming in the near term and therefore we have classified these investments as Level 3.

At June 30, 2015, our direct investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

Cash Settled Awards

Cash settled awards comprise restricted stock units that form part of our compensation program. Although the fair value of these awards is determined using observable quoted market prices in active markets, the stock units themselves are not actively traded. Accordingly, we have classified these liabilities within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At June 30, 2015
Assets
Fixed maturities
U.S. government and agency	$1,613,649	$69,460	$—	$1,683,109
Non-U.S. government	—	900,535	—	900,535
Corporate debt	—	4,360,944	43,008	4,403,952
Agency RMBS	—	2,134,976	—	2,134,976
CMBS	—	1,077,670	21,900	1,099,570
Non-Agency RMBS	—	101,274	—	101,274
ABS	—	1,426,951	110	1,427,061
Municipals	—	255,259	—	255,259
	1,613,649	10,327,069	65,018	12,005,736
Equity securities
Exchange-traded funds	535,980	—	—	535,980
Bond mutual funds	—	123,201	—	123,201
	535,980	123,201	—	659,181
Other investments
Hedge funds	—	160,923	524,736	685,659
Direct lending funds	—	—	73,628	73,628
Real estate funds	—	—	3,000	3,000
CLO - Equities	—	—	90,814	90,814
	—	160,923	692,178	853,101
Short-term investments	—	30,618	—	30,618
Derivative instruments (see Note 6)	—	578	240	818
Insurance-linked securities	—	—	24,837	24,837
Total Assets	$2,149,629	$10,642,389	$782,273	$13,574,291
Liabilities
Derivative instruments (see Note 6)	$—	$5,921	$818	$6,739
Cash settled awards (see Note 8)	—	19,939	—	19,939
Total Liabilities	$—	$25,860	$818	$26,678

At December 31, 2014
Assets
Fixed maturities
U.S. government and agency	$1,497,922	$122,155	$—	$1,620,077
Non-U.S. government	—	1,033,543	—	1,033,543
Corporate debt	—	4,345,287	15,837	4,361,124
Agency RMBS	—	2,278,108	—	2,278,108
CMBS	—	1,079,125	17,763	1,096,888
Non-Agency RMBS	—	73,086	—	73,086
ABS	—	1,421,555	40,031	1,461,586
Municipals	—	204,861	—	204,861
	1,497,922	10,557,720	73,631	12,129,273
Equity securities
Exchange-traded funds	454,890	—	—	454,890
Bond mutual funds	—	112,817	—	112,817
	454,890	112,817	—	567,707
Other investments
Hedge funds	—	347,621	470,918	818,539
Direct lending funds	—	—	54,438	54,438
Real estate funds	—	—	—	—
CLO - Equities	—	—	92,488	92,488
	—	347,621	617,844	965,465
Short-term investments	—	107,534	—	107,534
Derivative instruments (see Note 6)	—	7,153	111	7,264
Insurance-linked securities	—	—	—	—
Total Assets	$1,952,812	$11,132,845	$691,586	$13,777,243
Liabilities
Derivative instruments (see Note 6)	$—	$3,041	$15,288	$18,329
Cash settled awards (see Note 8)	—	20,518	—	20,518
Total Liabilities	$—	$23,559	$15,288	$38,847

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2015 and 2014, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds and our CLO fund priced using NAV as a practical expedient and certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at June 30, 2015 for our investments classified as Level 3 in the fair value hierarchy. These significant unobservable inputs have not changed significantly from December 31, 2014.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO - Equities	$36,920	Discounted cash flow	Default rates	4.0% - 5.0%	4.3%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	3.0% - 3.5%	3.3%
			Estimated maturity dates	2.7 - 4.1 years	3.4 years

Derivatives - Weather derivatives, net	$(578)	Simulation model	Weather curve	20 - 2830(1)	n/a (2)
			Weather standard deviation	15 - 240(1)	n/a (2)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

Observable and unobservable inputs to these models vary by contract type and would typically include the following:

•	Observable inputs: market prices for similar instruments, notional, option strike, term to expiry, contractual limits;

•	Unobservable inputs: correlation; and

•	Both observable and unobservable inputs: weather curves, weather standard deviation.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended June 30, 2015
Fixed maturities
Corporate debt	$26,857	$—	$—	$—	$244	$20,714	$—	$(4,807)	$43,008	$—
CMBS	17,061	5,072	—	—	(120)	—	—	(113)	21,900	—
ABS	39,921	—	(39,851)	—	43	—	—	(3)	110	—
	83,839	5,072	(39,851)	—	167	20,714	—	(4,923)	65,018	—
Other investments
Hedge funds	495,849	—	—	8,363	—	26,000	—	(5,476)	524,736	8,363
Direct lending funds	69,682	—	—	840	—	4,063	—	(957)	73,628	840
Real estate funds	—	—	—	—	—	3,000	—	—	3,000	—
CLO - Equities	92,058	—	—	5,110	—	—	—	(6,354)	90,814	5,110
	657,589	—	—	14,313	—	33,063	—	(12,787)	692,178	14,313
Other assets
Derivative instruments	—	—	—	240	—	—	—	—	240	240
Insurance-linked securities	25,000	—	—	(163)	—	—	—	—	24,837	(163)
	25,000	—	—	77	—	—	—	—	25,077	77
Total assets	$766,428	$5,072	$(39,851)	$14,390	$167	$53,777	$—	$(17,710)	$782,273	$14,390

Other liabilities
Derivative instruments	$7,308	$—	$—	$(3,171)	$—	$1,141	$—	$(4,460)	$818	$13
Total liabilities	$7,308	$—	$—	$(3,171)	$—	$1,141	$—	$(4,460)	$818	$13

Six months ended June 30, 2015
Fixed maturities
Corporate debt	$15,837	$—	$—	$—	$424	$31,624	$—	$(4,877)	$43,008	$—
CMBS	17,763	5,072	—	—	(324)	—	—	(611)	21,900	—
ABS	40,031	—	(39,851)	—	105	—	—	(175)	110	—
	73,631	5,072	(39,851)	—	205	31,624	—	(5,663)	65,018	—
Other investments
Hedge funds	470,918	—	—	27,294	—	32,000	—	(5,476)	524,736	27,294
Direct lending funds	54,438	—	—	1,507	—	19,481	—	(1,798)	73,628	1,507
Real estate funds	—	—	—	—	—	3,000	—	—	3,000	—
CLO - Equities	92,488	—	—	11,197	—	—	—	(12,871)	90,814	11,197
	617,844	—	—	39,998	—	54,481	—	(20,145)	692,178	39,998
Other assets
Derivative instruments	111	—	—	(827)	—	—	—	956	240	240
Insurance-linked securities	—	—	—	(163)	—	25,000	—	—	24,837	(163)
	111	—	—	(990)	—	25,000	—	956	25,077	77
Total assets	$691,586	$5,072	$(39,851)	$39,008	$205	$111,105	$—	$(24,852)	$782,273	$40,075

Other liabilities
Derivative instruments	$15,288	$—	$—	$(11,722)	$—	$2,223	$—	$(4,971)	$818	$13
Total liabilities	$15,288	$—	$—	$(11,722)	$—	$2,223	$—	$(4,971)	$818	$13

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended June 30, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CMBS	3,969	—	—	—	(23)	—	—	(13)	3,933	—
ABS	30,724	—	—	—	273	—	—	(114)	30,883	—
	34,693	—	—	—	250	—	—	(127)	34,816	—
Other investments
Hedge funds	464,666	—	—	12,746	—	3,000	—	(3,604)	476,808	12,746
Direct lending funds	26,003	—	—	367	—	7,300	—	(203)	33,467	367
Real estate funds	—	—	—	—	—	—	—	—	—	—
CLO - Equities	86,179	—	—	5,181	—	6,422	—	(6,676)	91,106	5,181
	576,848	—	—	18,294	—	16,722	—	(10,483)	601,381	18,294
Other assets
Derivative instruments	1,707	—	—	293	—	—	—	(2,000)	—	—
Insurance-linked securities	—	—	—	—	—	—	—	—	—	—
	1,707	—	—	293	—	—	—	(2,000)	—	—
Total assets	$613,248	$—	$—	$18,587	$250	$16,722	$—	$(12,610)	$636,197	$18,294

Other liabilities
Derivative instruments	—	—	—	(90)	—	840	—	—	750	(90)
Total liabilities	$—	$—	$—	$(90)	$—	$840	$—	$—	$750	$(90)

Six months ended June 30, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CMBS	4,018	—	—	—	(43)	—	—	(42)	3,933	—
ABS	30,799	128	—	—	178	—	—	(222)	30,883	—
	34,817	128	—	—	135	—	—	(264)	34,816	—
Other investments
Hedge funds	461,055	—	—	20,923	—	7,500	—	(12,670)	476,808	20,923
Direct lending funds	22,134	—	—	919	—	10,745	—	(331)	33,467	919
Real estate funds	—	—	—	—	—	—	—	—	—	—
CLO - Equities	73,866	—	—	11,331	—	19,267	—	(13,358)	91,106	11,331
	557,055	—	—	33,173	—	37,512	—	(26,359)	601,381	33,173
Other assets
Derivative instruments	984	—	—	5,011	—	—	—	(5,995)	—	—
Insurance-linked securities	—	—	—	—	—	—	—	—	—	—
	984	—	—	5,011	—	—	—	(5,995)	—	—
Total assets	$592,856	$128	$—	$38,184	$135	$37,512	$—	$(32,618)	$636,197	$33,173

Other liabilities
Derivative instruments	$815	$—	$—	$896	$—	$840	$—	$(1,801)	$750	$(90)
Total liabilities	$815	$—	$—	$896	$—	$840	$—	$(1,801)	$750	$(90)

(1)
Gains and losses included in earnings on fixed maturities are included in net realized investment gains (losses). Gains and (losses) included in earnings on other investments are included in net investment income. Gains (losses) on weather derivatives included in earnings are included in other insurance-related income.

(2)	Gains and losses included in other comprehensive income (“OCI”) on fixed maturities are included in unrealized gains (losses) arising during the period.

(3)	Change in unrealized investment gain (loss) relating to assets held at the reporting date.

The transfers into and out of fair value hierarchy levels reflect the fair value of the securities at the end of the reporting period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during the three and six months ended June 30, 2015 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. There were no transfers to Level 3 from Level 2 made during the three months ended June 30, 2014. The transfers to Level 3 from Level 2 made during the six months ended June 30, 2014 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made during the three and six months ended June 30, 2015 were primarily due to the availability of observable market inputs and quotes from pricing vendors on CLO Debt securities. There were no transfers to Level 2 from Level 3 made during the three and six months ended June 30, 2014.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at June 30, 2015, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

The carrying value of mortgage loans held-for-investment approximated their fair value at June 30, 2015, due to the fact that the loans were issued during the quarter. The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans. Mortgage loans are not actively traded, their respective fair values are classified within Level 3.

At June 30, 2015, our senior notes are recorded at amortized cost with a carrying value of $991 million (2014: $991 million) and have a fair value of $1,074 million (2014: $1,089 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

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

	June 30, 2015			December 31, 2014
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	$110,197	$—	$954	$161,678	$3,925	$12
Interest rate swaps	—	—	—	140,000	—	248
Relating to underwriting portfolio:
Foreign exchange forward contracts	672,735	347	4,967	577,836	3,228	2,781
Weather-related contracts	7,000	240	818	58,124	111	15,288
Commodity contracts	35,500	231	—	—	—	—
Total derivatives		$818	$6,739		$7,264	$18,329

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

	June 30, 2015			December 31, 2014
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$6,601	$(5,783)	$818	$15,125	$(7,861)	$7,264
Derivative liabilities	$12,522	$(5,783)	$6,739	$26,190	$(7,861)	$18,329

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

Refer to Note 4 - Investments for information on reverse repurchase agreements.

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

The decrease in the notional amount of investment-related derivatives since December 31, 2014 was due to a decrease in GBP denominated fixed maturities being hedged.

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

The increase in the notional amount of underwriting related derivatives since December 31, 2014, was primarily due to new business written in the first half of 2015.

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

Commodity Risk

Within our (re)insurance portfolio we are exposed to commodity price risk. We may hedge a portion of this price risk by entering into commodity derivative contracts.

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$(1,716)	$(2,355)	$4,822	$(3,684)
Interest rate swaps	Net realized investment gains (losses)	—	(4,800)	(4,006)	(8,960)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	(1,011)	1,058	(16,284)	13,131
Weather-related contracts	Other insurance related income	3,625	383	10,968	4,061
Commodity contracts	Other insurance related income	(890)	1,713	(890)	1,713
Total		$8	$(4,001)	$(5,390)	$6,261

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Six months ended June 30,	2015	2014

Gross reserve for losses and loss expenses, beginning of period	$9,596,797	$9,582,140
Less reinsurance recoverable on unpaid losses, beginning of period	(1,890,280)	(1,900,112)
Net reserve for unpaid losses and loss expenses, beginning of period	7,706,517	7,682,028

Net incurred losses and loss expenses related to:
Current year	1,213,160	1,238,883
Prior years	(120,679)	(128,847)
	1,092,481	1,110,036
Net paid losses and loss expenses related to:
Current year	(86,827)	(93,218)
Prior years	(915,124)	(857,004)
	(1,001,951)	(950,222)

Foreign exchange and other	(125,666)	35,122

Net reserve for unpaid losses and loss expenses, end of period	7,671,381	7,876,964
Reinsurance recoverable on unpaid losses, end of period	2,022,059	1,929,024
Gross reserve for losses and loss expenses, end of period	$9,693,440	$9,805,988

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Insurance	$15,421	$32,963	$18,783	$44,571
Reinsurance	49,192	52,391	101,896	84,276
Total	$64,613	$85,354	$120,679	$128,847

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for liability, professional and motor reinsurance lines in the three and six months ended June 30, 2015 and 2014, also contributed. The net favorable prior year reserve development in the three and six months ended June 30, 2015, was partially offset by net adverse prior year reserve development in the liability and credit and political risk insurance lines.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $40 million and $73 million of the total net favorable prior year reserve development for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, these short-tail lines contributed $74 million and $101 million, respectively, of net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance lines, credit and political risk insurance lines and credit and surety reinsurance business. For the three months ended June 30, 2015 and 2014, our professional lines reinsurance business contributed net favorable prior year reserve development of $4 million and $6 million, respectively. For the six months ended June 30, 2015 and 2014, the reinsurance professional lines contributed $24 million and $12 million, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development. In the six months ended June 30, 2015, we recorded adverse prior year reserve development of $15 million in our credit and political risk insurance lines relating primarily to an increase in loss estimates for one specific claim.

Our long-tail business consists primarily of liability and motor lines. Our liability reinsurance lines and motor business contributed additional favorable prior year reserve development of $25 million and $6 million in the three months ended June 30, 2015, and 2014, respectively. In the six months ended June 30, 2015 and 2014, these long-tail lines contributed $44 million and $12 million, respectively. The net favorable development for these classes primarily reflected the greater weight management is giving to experience based indications and our experience which has generally been favorable for the 2003 through 2010 accident years.

In the three and six months ended June 30, 2015, we recorded adverse prior year reserve development of $6 million and $17 million, respectively, in our liability insurance lines relating primarily to an increase in loss estimates for specific individual claim reserves.

The frequency and severity of natural catastrophe and weather activity was high in recent years and our June 30, 2015 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami and the three New Zealand earthquakes, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

8.	SHARE-BASED COMPENSATION

For the three months ended June 30, 2015, we incurred share-based compensation costs of $10 million (2014: $19 million) and recorded associated tax benefits of $4 million (2014: $3 million). For the six months ended June 30, 2015, we incurred share-based compensation costs of $29 million (2014: $37 million) and recorded associated tax benefits of $8 million (2014: $6 million).

The fair value of shares vested during the six months ended June 30, 2015 was $71 million (2014: $65 million). At June 30, 2015 there were $135 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.5 years.

Awards to settle in shares

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the six months ended June 30, 2015:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	347	$37.34	2,768	$38.70
Granted	104	53.32	556	51.69
Vested	—	—	(1,109)	36.38
Forfeited	(250)	34.42	(29)	42.29
Nonvested restricted stock - end of period	201	$49.24	2,186	$43.13

Cash-settled awards

During 2015 we also granted 486,508 restricted stock units that will settle in cash rather than shares when the awards ultimately vest; of which 18,659 restricted stock units are performance based and 467,849 restricted stock units are service based. At June 30, 2015, the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheet, was $20 million (2014: $9 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Basic earnings per common share
Net income	$73,371	$202,259	$239,197	$350,729
Less: Amounts attributable to noncontrolling interests	—	1,573	—	2,795
Less: preferred share dividends	10,022	10,022	20,044	20,044
Net income available to common shareholders	63,349	190,664	219,153	327,890
Weighted average common shares outstanding - basic	100,274	105,118	100,093	107,075
Basic earnings per common share	$0.63	$1.81	$2.19	$3.06

Diluted earnings per common share
Net income available to common shareholders	$63,349	$190,664	$219,153	$327,890

Weighted average common shares outstanding - basic	100,274	105,118	100,093	107,075
Stock compensation plans	886	1,171	1,058	1,254
Weighted average common shares outstanding - diluted	101,160	106,289	101,151	108,329

Diluted earnings per common share	$0.63	$1.79	$2.17	$3.03

Anti-dilutive shares excluded from the dilutive computation	89	73	329	562

10.	SHAREHOLDERS' EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Shares issued, balance at beginning of period	176,190	175,195	175,478	174,134
Shares issued	16	120	728	1,181
Total shares issued at end of period	176,206	175,315	176,206	175,315

Treasury shares, balance at beginning of period	(75,971)	(68,450)	(76,052)	(64,649)
Shares repurchased	(60)	(3,058)	(350)	(7,094)
Shares reissued from treasury	109	99	480	334
Total treasury shares at end of period	(75,922)	(71,409)	(75,922)	(71,409)

Total shares outstanding	100,284	103,906	100,284	103,906

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	SHAREHOLDERS' EQUITY (CONTINUED)

Treasury Shares

The following table presents our share repurchases:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

In the open market:
Total shares	—	2,970	16	6,680
Total cost	$—	$135,395	$832	$300,000
Average price per share(1)	$—	$45.59	$50.69	$44.91

From employees:
Total shares	60	88	334	414
Total cost	$3,158	$3,985	$17,097	$18,082
Average price per share(1)	$52.51	$45.57	$51.17	$43.66

Total shares repurchased:
Total shares	60	3,058	350	7,094
Total cost	$3,158	$139,380	$17,929	$318,082
Average price per share(1)	$52.51	$45.59	$51.22	$44.84

(1)	Calculated using whole figures.

11.	NONCONTROLLING INTERESTS

During November 2013, the Company formed AXIS Ventures Reinsurance Limited ("Ventures Re"), a Bermuda domiciled insurer. Ventures Re was formed to write reinsurance on a fully collateralized basis. Ventures Re is considered to be a variable interest entity.

Prior to the adoption of ASU 2015-02, the Company had concluded that it was the primary beneficiary of Ventures Re and following this determination, Ventures Re was consolidated by the Company. Shareholders' equity attributable to Ventures Re's third party investors was recorded in the Consolidated Financial Statements as noncontrolling interests.

During the second quarter of 2015, the Company early adopted ASU 2015-02, “Amendments to the Consolidation Analysis” issued by the FASB. Following the adoption of the new ASU, the Company determined that it no longer had a variable interest in Ventures Re and therefore it was no longer required to consolidate the results of operations and the financial position of Ventures Re. The Company adopted this revised accounting guidance using the modified retrospective approach and ceased to consolidate Ventures Re effective as of January 1, 2015. There was no impact from the adoption of ASU 2015-02 on the Company’s cumulative retained earnings.

At December 31, 2014, total assets of Ventures Re were $97 million, consisting primarily of cash and cash equivalents and insurance receivables. Total liabilities were $38 million consisting primarily of loss reserves and unearned premium. The assets of Ventures Re can only be used to settle its own liabilities, and there is no recourse to the Company for any liabilities incurred by this entity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	NONCONTROLLING INTERESTS (CONTINUED)

The reconciliation of the beginning and ending balances of the noncontrolling interests in Ventures Re for the periods indicated below was as follows:

Six months ended June 30,	2015	2014

Balance at beginning of period	$58,819	$50,000
Amounts attributable to noncontrolling interests	—	2,795
Adjustment due to the adoption of revised accounting guidance effective January 1, 2015	(58,819)	—
Balance at end of period	$—	$52,795

12.	DEBT AND FINANCING ARRANGEMENTS

On March 31, 2015, the Company entered into an amendment to reduce the maximum aggregate utilization capacity of our secured letter of credit facility with Citibank Europe plc (the "LOC Facility") from $750 million to $500 million. All other material terms and conditions remained unchanged.

At June 30, 2015, letters of credit outstanding under the LOC Facility totaled $351 million.

13.	COMMITMENTS AND CONTINGENCIES

Reinsurance Agreements

We purchase reinsurance coverage for various lines of our business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at June 30, 2015, we have outstanding reinsurance purchase commitments of $98 million, of which $65 million is due in 2015 while the remaining $33 million is due in 2016. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.
Amalgamation Agreement
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (as amended to date, the "Amalgamation Agreement") with PartnerRe Ltd., a Bermuda exempted company ("PartnerRe"), which agreement was thereafter amended on February 17, 2015, March 10, 2015, March 31, 2015, May 3, 2015 and July 15, 2015, and pursuant to which the Company would amalgamate with PartnerRe (the "Amalgamation"), and the two companies would continue as a single Bermuda exempted company (the "Amalgamated Company"). On May 3, 2015, the Company and PartnerRe amended the Amalgamation Agreement to allow PartnerRe to pay a one-time, special cash dividend of $11.50 per share to PartnerRe's common shareholders in connection with the closing of the Amalgamation. On July 15, 2015, AXIS and PartnerRe further amended the Amalgamation Agreement to increase the one-time, special cash dividend to $17.50 per share upon the closing of the Amalgamation. In addition, the agreement was amended to provide that the Amalgamated Company will launch an exchange offer to exchange newly issued preferred shares of the Amalgamated Company for each series of preferred shares held by PartnerRe shareholders immediately prior to the consummation of the Amalgamation. The newly issued preferred shares of the Amalgamated Company will reflect a 100 basis point increase in the current dividend rate applicable to the relevant series of PartnerRe preferred shares, and subject to certain exceptions, an extended redemption date of the later of (a) the fifth anniversary of the date of issuance and (b) January 1, 2021, subject to the Amalgamated Company’s receipt of a favorable ruling from the Internal Revenue Service on the tax status of the exchange offer.

In accordance with the terms of the Amalgamation Agreement, the Company would be obligated to pay PartnerRe a no approval fee of $55 million if the Company’s shareholders do not approve the transaction. If the Amalgamation Agreement is terminated for certain other reasons described in the Amalgamation Agreement or if in certain circumstances the Company enters into a similar transaction with a third party in the 12 months following termination of the Amalgamation Agreement, the Company would be obligated to pay PartnerRe an aggregate termination fee of $280 million (less any no approval fee already paid). In all such cases, the Company would be obligated to reimburse PartnerRe for costs and expenses incurred in connection with the Amalgamation Agreement and the transactions contemplated thereby in an amount not to exceed $35 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

In relation to the proposed Amalgamation, the Company has entered into an agreement with a financial advisor that will require the Company to make a payment of $20 million in the event that the amalgamation transaction with PartnerRe is successfully consummated.
Employment Agreements
Following the signing of the Amalgamation Agreement, the Company has entered into additional agreements with certain employees. These agreements provide for the payment of a special cash retention award, which is payable in addition to normal annual compensation amounts, with the award payment being dependent on the employee maintaining an active employee status through a pre-determined future date and fulfilling certain conduct and performance-related conditions. The additional award payments are only payable in relation to, and are dependent on, the successful closing of the current amalgamation with PartnerRe.

Refer 'Note 4 - Investments' for information on commitments related to our other investments.

14.	OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	2015			2014
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period	$(86,076)	$14,035	$(72,041)	$133,575	$(13,025)	$120,550
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	9,392	(535)	8,857	(40,259)	6,330	(33,929)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(76,684)	13,500	(63,184)	93,316	(6,695)	86,621
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	2,188	—	2,188	3,790	—	3,790
Total other comprehensive income (loss), net of tax	$(74,496)	$13,500	$(60,996)	$97,106	$(6,695)	$90,411

Six months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period	$(81,013)	$3,785	$(77,228)	$214,135	$(22,202)	$191,933
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	54,489	(529)	53,960	(56,328)	12,785	(43,543)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(26,524)	3,256	(23,268)	157,807	(9,417)	148,390
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(9,225)	—	(9,225)	6,449	—	6,449
Total other comprehensive income (loss), net of tax	$(35,749)	$3,256	$(32,493)	$164,256	$(9,417)	$154,839

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014

Unrealized gains (losses) on available for sale investments
	Other realized investment gains (losses)	$3,501	$42,164	$(24,028)	$59,018
	OTTI losses	(12,893)	(1,905)	(30,461)	(2,690)
	Total before tax	(9,392)	40,259	(54,489)	56,328
	Income tax (expense) benefit	535	(6,330)	529	(12,785)
	Net of tax	$(8,857)	$33,929	$(53,960)	$43,543

(1)	Amounts in parentheses are debits to net income available to common shareholders.

15.	SUBSEQUENT EVENTS

Amendments to the Amalgamation Agreement

On July 15, 2015, AXIS and PartnerRe further amended the Amalgamation Agreement to increase the one-time special cash dividend to $17.50 per share. In addition, the agreement was amended to allow the Amalgamated Company to commence an exchange offer, immediately prior to the consummation of the Amalgamation, pursuant to which PartnerRe preferred shareholders would receive newly issued preferred shares of the Amalgamated Company reflecting an increase in the current dividend rate applicable to the relevant series of PartnerRe preferred shares of 100 basis points and to extend the redemption period date to the later of (a) the fifth anniversary of the date of issuance and (b) January 1, 2021, subject to receiving a favorable ruling from the Internal Revenue Service on the tax status of the exchange offer.

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

SECOND QUARTER 2015 FINANCIAL HIGHLIGHTS

Second Quarter 2015 Consolidated Results of Operations

•	Net income available to common shareholders of $63 million, or $0.63 per common share and $0.63 per diluted common share

•	Operating income of $94 million, or $0.93 per diluted common share(1)

•	Gross premiums written of $1.2 billion

•	Net premiums written of $947 million

•	Net premiums earned of $941 million

•	Net favorable prior year reserve development of $65 million

•
Estimated natural catastrophe and weather-related pre-tax net losses of $39 million primarily related to weather losses in the U.S.A. and Australia, compared to $36 million incurred during the second quarter of 2014

•	Underwriting income of $57 million and combined ratio of 96.9%

•	Net investment income of $89 million

•	Net realized investment losses of $11 million

•	Foreign exchange losses of $22 million
Second Quarter 2015 Consolidated Financial Condition

•	Total cash and investments of $14.8 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $20.7 billion

•	Reserve for losses and loss expenses of $9.7 billion and reinsurance recoverable of $2.1 billion

•	Total debt of $1.0 billion and the debt to total capital ratio of 14.3%

•
Following the signing of a definitive amalgamation agreement with PartnerRe Ltd. on January 25, 2015, the Company has suspended its open market share repurchase program until the closing date of the amalgamation transaction; at July 29, 2015 the remaining authorization under the repurchase program approved by our Board of Directors was $749 million

•	Common shareholders’ equity of $5.3 billion and diluted book value per common share of $51.81

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

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this strategy in the first six months of 2015 included:

•	continued rebalancing of our portfolio towards less-volatile lines of business that carry attractive rates;

•	increased use of available reinsurance and retrocessional protection to optimize the risk-adjusted returns on our portfolio;

•
continued expansion of our third-party capital capabilities through AXIS Ventures Reinsurance Limited which was launched to manage capital for investors interested in deploying funds directly into the property-catastrophe and other short-tail business;

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

Amalgamation with PartnerRe Ltd.

On  January 25, 2015, with subsequent amendments on February 17, 2015, March 10, 2015, March 31, 2015, May 3, 2015 and July 15, 2015, the Company entered into an Agreement and Plan of Amalgamation (as amended to date, the "Amalgamation Agreement") with PartnerRe Ltd., a Bermuda exempted company ("PartnerRe"), pursuant to which the Company would amalgamate with PartnerRe (the "Amalgamation"), and the two companies would continue as a single Bermuda exempted company (the "Amalgamated Company"). PartnerRe, through its principal operating subsidiaries, provides reinsurance and certain specialty insurance lines on a worldwide basis. The transaction, which is structured as a merger of equals, has been unanimously approved by the boards of directors of both companies. Under the terms of the Amalgamation Agreement, the Company’s shareholders would receive one common share of the Amalgamated Company for each common share of the Company they own and PartnerRe’s shareholders would receive 2.18 common shares of the Amalgamated Company for each common share of PartnerRe they own. Upon completion of the transaction, shareholders of the Company and shareholders of PartnerRe would own approximately 48.5% and 51.5% of the Amalgamated Company on a pro forma fully-diluted basis, respectively. Having received all of the competition-related approvals and substantially all of the non-U.S. regulatory approvals, the transaction remains on track to close in the second half of 2015, subject to approval by the shareholders of both companies, remaining regulatory clearances and customary closing conditions.

On May 3, 2015, the Company and PartnerRe amended the Amalgamation Agreement to permit PartnerRe to pay a one-time, special cash dividend of $11.50 per share payable to PartnerRe's common shareholders in connection with and conditioned upon the closing of the Amalgamation and to increase the termination fee payable by either PartnerRe or the Company to the other from $250 million to $280 million.

On July 15, 2015, the Company and PartnerRe further amended the Amalgamation Agreement to increase the one-time, special cash dividend from $11.50 to $17.50 per share payable to PartnerRe’s common shareholders upon the closing of the Amalgamation. The amendment also provides that the Amalgamated Company will launch an exchange offer to exchange newly issued preferred shares of the Amalgamated Company for each series of preferred shares held by PartnerRe preferred shareholders immediately prior to the consummation of the Amalgamation. The newly issued preferred shares of the Amalgamated Company will reflect a 100 basis point increase in the current dividend rate applicable to the relevant series of PartnerRe preferred shares, and subject to certain exceptions, an extended redemption date of the later of (a) the fifth anniversary of the date of issuance and (b) January 1, 2021, subject to the Amalgamated Company’s receipt of a favorable ruling from the Internal Revenue Service on the tax status of the exchange offer.

For full details of the Amalgamation Agreement, refer to the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") on March 16, 2015 and its Amendment No. 1 to the registration statement on Form S-4 filed with the SEC on June 1, 2015.

Refer to Item 1, Note 13 and Note 15 to the Consolidated Financial Statements for additional information relating to the Amalgamation.

Purchase of Ternian Insurance Group

On April 1, 2015, the Company announced that it completed the acquisition of Ternian Insurance Group LLC, a leading provider of voluntary, limited benefit, affordable health plans and other employee benefits coverage for hourly and part-time workers and their families.

Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2015	% Change	2014	2015	% Change	2014

Underwriting income (loss):
Insurance	$(283)	nm	$12,653	$9,267	(69%)	$29,440
Reinsurance	57,131	(50%)	113,928	148,371	(28%)	205,906
Net investment income	88,544	(23%)	114,867	180,651	(9%)	197,610
Net realized investment gains (losses)	(11,110)	nm	33,261	(53,662)	nm	43,882
Other expenses, net	(60,911)	(16%)	(72,450)	(45,430)	(64%)	(126,109)
Net income	73,371	(64%)	202,259	239,197	(32%)	350,729
Amounts attributable to noncontrolling interests	—	nm	(1,573)	—	nm	(2,795)
Preferred share dividends	(10,022)	—%	(10,022)	(20,044)	—%	(20,044)
Net income available to common shareholders	$63,349	(67%)	$190,664	$219,153	(33%)	$327,890

Operating income	$93,581	(46%)	$172,743	$229,653	(26%)	$309,811

nm – not meaningful

Underwriting Results

Total underwriting income in the three months ended June 30, 2015 was $57 million, a decrease of $70 million compared to $127 million in the three months ended June 30, 2014. The decrease in underwriting income was primarily driven by the impact of the increase in the current accident year loss ratio, a decrease in net favorable prior year development, lower net earned premiums and an increase in the underwriting-related general and administrative expenses. The current accident year loss ratio increased due to a change in the business mix, primarily reflecting the reduction in the catastrophe exposures, and the impact of lower rates. Net favorable prior year development decreased $21 million driven by decreases in the insurance segment. Net earned premium decreases primarily reflected reductions in the reinsurance segment. The increase in our underwriting-related general and administrative expenses was primarily driven by costs associated with an increase in cash-settled share-based compensation, following an increase in the Company's share price.

The reinsurance segment underwriting income decreased by $57 million in the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The decrease in underwriting income was primarily driven by the impact of the increase in the current accident year loss ratio and the acquisition cost ratio, an increase in catastrophe and weather-related losses and lower net earned premium. The current accident year loss ratio increased due to changes in our business mix, primarily reflecting the reduction in the catastrophe exposures, and the impact of lower rates. The increase in acquisition costs ratio was related to adjustments for loss-sensitive features in our reinsurance contracts, primarily due to prior year loss reserve releases, higher costs paid in certain lines of business and changes in the business mix.

The insurance segment underwriting income decreased by $13 million in the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The reduction was primarily due to an $18 million decrease in net favorable prior year reserve development and an increase in underwriting-related general and administrative expenses, partially offset by a decrease in catastrophe and weather-related losses.

Total underwriting income in the six months ended June 30, 2015 was $158 million, a decrease of $78 million compared to $235 million in the six months ended June 30, 2014. The decrease in underwriting income was primarily driven by the impact of the increase in the current accident year loss ratio and a higher acquisition costs ratio in the reinsurance segment, lower reinsurance net earned premiums as well as increases in the underwriting-related general and administrative expenses, primarily due to the same factors impacting the increases for the three month period discussed above.

The reinsurance segment underwriting income decreased by $58 million in the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The decrease in underwriting income was primarily driven by the impact of the increase in the current accident year loss ratio and the acquisition cost ratio driven by the same factors impacting the ratios in the three month period discussed above, as well as a decrease in net earned premiums. Partially offsetting these decreases was a $18 million increase in net favorable prior year reserve development.

The insurance segment underwriting income decreased by $20 million in the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The reduction was primarily due to a $26 million decrease in net favorable prior year reserve development and an increase in underwriting-related general and administrative expenses partially offset by a decrease in catastrophe and weather-related losses.

Net Investment Income

Net investment income was $89 million in the three months ended June 30, 2015, a decrease of $26 million from $115 million in the three months ended June 30, 2014.  The decrease was primarily driven by our other investments; these investments generated $14 million of income this quarter, compared to $32 million in the second quarter of 2014.  Net investment income for the six months ended June 30, 2015 was $181 million, a decrease of $17 million compared to the same period in 2014.  The decrease was mainly attributable to income from fixed maturities and equities, with fixed maturities benefiting from larger average investment balances in 2014 and equities benefiting from higher returns in 2014.

Net Realized Investment Gains (Losses)

Our realized investment losses in the three months ended June 30, 2015, were $11 million compared to realized investment gains of $33 million during the same period of 2014.  We realized $3 million of gains on sales of investments during the three months ended June 30, 2015, compared to $42 million of gains during the three months ended June 30, 2014.  The previous year reflected gains taken as a result of the strong performance of the global equity markets during the second half of 2013 and first half of 2014.  During the six month period ended June 30, 2015, we realized $24 million of losses on sales of investments primarily due to foreign currency losses on non-U.S. denominated securities as a result of the strengthening of the U.S. dollar.  In comparison we realized $59 million of gains on sales of investments in the same period of 2014 primarily due to gains taken as a result of the rally in the global equity markets.  Other-than-temporary impairment (“OTTI”) charges were $13 million and $30 million for the three and six months ended June 30, 2015, compared to $2 million and $3 million for the same periods in 2014.  The increase in OTTI during 2015 was driven by impairments of non-U.S. denominated bond mutual funds that we are no longer able to assert that we have the intent to hold until full recovery, impairments of high yield corporate debt securities which were downgraded and impairments recorded on non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar related to securities that are due to mature in the near future.

Other Revenues (Expenses), Net

Appreciation of the euro and Sterling against the U.S. dollar resulted in foreign exchange losses of $22 million for the three months ended June 30, 2015, while significant depreciation of the euro and Sterling against the U.S Dollar in the first quarter of 2015 drove foreign exchange gains of $41 million for the six months ended June 30, 2015, and primarily reflected the remeasurement of our foreign-denominated net insurance-related liabilities. Conversely, appreciation of the Sterling against the U.S. dollar was the primary driver of the foreign exchange loss of $10 million for the three months ended June 30, 2014, while appreciation of the Sterling and the Australian dollar drove a foreign exchange loss of $14 million for the six months ended June 30, 2014. Excluding these foreign exchange-related amounts, net other expenses were $39 million and $87 million for the three and six months ended June 30, 2015, respectively, compared to $63 million and $112 million for the three and six months ended June 30, 2014, respectively.

Corporate expenses decreased from $33 million for the three months ended June 30, 2014, to $24 million for the three months ended June 30, 2015. The quarterly decrease in corporate expenses was primarily driven by adjustments to executive stock-compensation awards and lower performance-based incentive accruals, which were partially offset by expenses relating to the amalgamation with PartnerRe Ltd. of $8 million. For the six months ended June 30, 2015, corporate expenses saw a modest decrease to $60 million from $62 million for the six months ended June 30, 2014. The decrease was primarily attributable to the adjustments to executive stock-compensation awards and lower performance-based incentive accruals which were largely offset by the PartnerRe Ltd. amalgamation costs of $15 million and the continued costs of our operational excellence initiatives which are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods.

The financial performance for the three and six months ended June 30, 2015 resulted in tax expenses of $2 million and $1 million, respectively. Comparatively, for the three and six months ended June 30, 2014 tax expense was $10 million and $14 million, respectively. The effective tax rate, driving the tax expense, can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The effective rate was lower for the three and six months ended June 30, 2015 when compared to the same periods in 2014. The primary factors in the reduction in effective tax rate in these periods were decreases in realized capital gains in the United States, and increases in insurance losses and realized losses on investments reported in our European entities.

A $7 million and $11 million decrease in interest expense and financing costs for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily reflected the repayment of the $500 million 5.75% senior unsecured notes which were due on December 1, 2014.

Amounts Attributable (to) from Noncontrolling Interests

During the second quarter of 2015, the Company early adopted ASU 2015-02, "Amendments to the Consolidated Analysis" issued by the FASB. Following the adoption of this ASU, effective as of January 1, 2015, the Company no longer consolidates the results of AXIS Ventures Reinsurance Limited, a variable interest entity, in its Consolidated Financial Statements. Refer Item 1, Note 11 to our Consolidated Financial Statements for additional information.

Outlook

The insurance trading environment continues to be challenging. Most insurance lines have seen price reductions, led by declines in  the property and certain specialty lines of business.  While overall rates are expected to continue declining in the near term, there still remain good opportunities for profitable growth in many of the insurance lines of business.  Casualty lines in the United States continue to be well-priced with opportunities for growth also noted in certain areas of professional, property and marine business. Our business production emphasizes targeting those areas that provide the most attractive risk-adjusted returns.

In the reinsurance markets, we continue to observe very competitive market conditions in most classes of business and regions.  Excess capacity generated by the lower-cost capital attracted by the market, combined with strong balance sheets of established market participants, and a consolidation of buying continue to put pressure on pricing across most territories and lines of business. The reduction in rates is often coupled with some expansion in terms and conditions. However there are signs that catastrophe market pricing in the United States may be approaching the bottom. Non-standard market solutions such as multi-year commitments continue to be in demand, broadly impacting all lines of business.  As the trend toward reduction in the number of reinsurer participants on panels persists, we remain well-positioned to benefit from this trend, given our financial strength, broad multi-line product offerings, and global presence.  We remain focused on managing our exposure to preserve our risk-adjusted returns.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at June 30,		Six months ended and at June 30,
	2015	2014	2015	2014

ROACE (annualized)(1)	4.7%	14.5%	8.3%	12.5%
Operating ROACE (annualized)(2)	7.0%	13.1%	8.7%	11.8%
DBV per common share(3)	$51.81	$49.69	$51.81	$49.69
Cash dividends declared per common share	$0.29	$0.27	$0.58	$0.54
Increase in diluted book value per common share adjusted for dividends	$0.13	$2.83	$1.76	$4.43

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

Return on Equity
The decrease in ROACE in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily driven by the decrease in underwriting income, net realized investment losses for the three months ended June 30, 2015, compared to net realized investment gains for the three months ended June 30, 2014, and a decrease in net investment income.
The decrease in ROACE in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily driven by net realized investment losses for the six months ended June 30, 2015, compared to net realized investment gains for the six months ended June 30, 2014 and a decrease in underwriting income, partially offset by foreign exchange gains for the six months ended June 30, 2015, compared to foreign exchange losses for the six months ended June 30, 2014.
The same factors that impacted the decrease in ROACE in the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, drove the comparative decreases in operating ROACE for the same periods, however the decrease was less significant primarily due to the exclusion of the impact of the net realized investment gains (losses) from the operating ROACE measure.
Diluted Book Value per Common Share
Our DBV per common share increase of 4% from $49.69 at June 30, 2014, to $51.81 at June 30, 2015, primarily reflected the generation of $662 million in net income available to common shareholders over the past twelve months. This increase was partially offset by the decrease over the last twelve months in unrealized gains on investments which are included in accumulated other comprehensive income, primarily reflecting the impact of the strengthening of the U.S. dollar, widening of credit spreads and realized gains taken on equity securities, and the common dividends declared.
Diluted Book Value per Common Share Adjusted for Dividends
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. As companies in the insurance industry have differing dividend payout policies, we believe investors use the DBV per common share adjusted for dividends metric to measure comparable performance across the industry.
During the three and six months ended June 30, 2015, total value created consisted primarily of our diluted net income per share of $0.63 and $2.17, respectively, and dividends declared, partially offset by increase in unrealized losses on investments. During the six months ended June 30, 2015, in addition to the factors above, the total value created was also partially offset by foreign exchange losses included in the cumulative foreign currency translation adjustments.

During the three and six months ended June 30, 2014, total value created consisted primarily of our diluted net income per share of $1.79 and $3.03, respectively, unrealized gains on investments included in other comprehensive income and dividends declared.

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

	Three months ended June 30,			Six months ended June 30,
	2015	% Change	2014	2015	% Change	2014

Revenues:
Gross premiums written	$1,188,413	(3%)	$1,231,279	$2,867,345	(6%)	$3,052,678
Net premiums written	946,544	(5%)	1,000,162	2,402,090	(10%)	2,664,746
Net premiums earned	941,211	(6%)	1,000,400	1,845,264	(5%)	1,946,349
Other insurance related income	3,486	107%	1,683	11,162	134%	4,766

Expenses:
Current year net losses and loss expenses	(644,766)		(651,183)	(1,213,160)		(1,238,883)
Prior year reserve development	64,613		85,354	120,679		128,847
Acquisition costs	(183,263)		(191,862)	(354,805)		(363,899)
Underwriting-related general and administrative
expenses(1)	(124,433)		(117,811)	(251,502)		(241,834)

Underwriting income(2)(3)	$56,848	(55%)	$126,581	$157,638	(33%)	$235,346

General and administrative expenses(1)	$148,482		$151,081	$311,723		$303,810
Income before income taxes(2)	$75,186		$211,759	$240,322		$364,354

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $24,049 and $33,270 for the three months ended June 30, 2015 and 2014, respectively; and $60,221 and $61,976 for the six months ended June 30, 2015 and 2014, respectively; refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

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

(3)
AXIS Capital cedes certain of its reinsurance business to AXIS Ventures Reinsurance Limited ("Ventures Re"), the Company's third-party capital vehicle, on a fully collateralized basis. The collateral has been provided by third party investors. Ventures Re is a variable interest entity and as the Company had initially concluded that it was the primary beneficiary of this entity, Ventures Re was consolidated by the Company with the net impact of the cessions included in amounts attributable to (from) noncontrolling interest. During the second quarter of 2015, the Company early adopted ASU 2015-02, “Amendments to the Consolidation Analysis”. Following the adoption of the ASU and effective as of January 1, 2015. the Company determined that it was no longer required to consolidate the results of operations and the financial position of Ventures Re. Refer to Item 1, Note 11 to the Consolidated Financial Statements for more information. For the three and six months ended June 30, 2014 amounts attributable to noncontrolling interests were $1,573 and $2,795 respectively.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2015	% Change	2014	2015	% Change	2014

Insurance	$761,126	1%	$754,110	$1,363,850	1%	$1,355,831
Reinsurance	427,287	(10%)	477,169	1,503,495	(11%)	1,696,847
Total	$1,188,413	(3%)	$1,231,279	$2,867,345	(6%)	$3,052,678

% ceded
Insurance	30%	2 pts	28%	29%	3 pts	26%
Reinsurance	4%	—%	4%	5%	3 pts	2%
Total	20%	1 pts	19%	16%	3 pts	13%

	Net Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2015	% Change	2014	2015	% Change	2014

Insurance	$534,263	(1%)	$541,097	$971,004	(3%)	$997,789
Reinsurance	412,281	(10%)	459,065	1,431,086	(14%)	1,666,957
Total	$946,544	(5%)	$1,000,162	$2,402,090	(10%)	$2,664,746

Gross premiums written in the three and six months ended June 30, 2015, decreased by $43 million or 3% (on a constant currency basis, premiums decreased 1%) and $185 million or 6% (on a constant currency basis, premiums decreased 3%) compared to the three and six months ended June 30, 2014, respectively. The decrease for both periods was impacted by decreases in the reinsurance segment, modestly offset by increases in the insurance segment.

The decrease in the reinsurance segment in the three and six months ended June 30, 2015, compared to the same periods of 2014 was significantly impacted by treaties written on a multi-year basis and foreign exchange movements. Comparative periods ended June 30, 2014, included a number of treaties written on a multi-year basis which reduced premiums available for renewal during the current year. In addition, during the three and six months ended June 30, 2015, the segment also reported a decrease in the level of new multi-year contracts written compared to the same periods in 2014. The strength of the U.S. dollar also drove comparative premium decreases in the treaties denominated in foreign currencies. After adjusting for the impact of the multi-year contracts and foreign exchange movements, our gross premiums written decreased by $25 million, or 5% and $36 million or 2% in the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. Both periods reported decreases in the catastrophe, professional and liability lines partially offset by growth in motor. The decrease for the six months ended June 30, 2015 compared to the same period last year, also reflected decreases in the agriculture lines.

The insurance segment in the three and six months ended June 30, 2015, compared to the same periods in 2014 increased 1% (on a constant currency basis, premium increased 3%). Increased premiums written were reported in both periods in our professional, liability and credit and political risk lines, partially offset by reductions in property lines. The increase in the six months ended June 30, 2015 additionally reflected growth in the marine and aviation lines.

In the three months ended June 30, 2015, the ceded gross written premium ratio has increased by 1% compared to the quarter ended June 30, 2014, driven by increased reinsurance protection purchased primarily in the insurance professional lines and a change in the insurance segment's business mix. In the six months ended June 30, 2015, the ceded gross written premium ratio increased 3% compared to the quarter ended June 30, 2014, with increases in both both segments. The increase in the insurance segment was driven by the same factors impacting the three month change discussed above. The increase in the reinsurance segment related to several new retrocessional treaties covering primarily catastrophe business written in the first quarter.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,
	2015		2014		% Change	2015		2014		% Change

Insurance	$452,322	48%	$457,670	46%	(1%)	$899,789	49%	$906,884	47%	(1%)
Reinsurance	488,889	52%	542,730	54%	(10%)	945,475	51%	1,039,465	53%	(9%)
Total	$941,211	100%	$1,000,400	100%	(6%)	$1,845,264	100%	$1,946,349	100%	(5%)

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Net premiums earned decreased by 6% (4% on a constant currency basis) and 5% (4% on a constant currency basis), in the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. A combination of reductions in written premiums in the reinsurance segment during recent periods, along with an increase in premiums ceded across the group drove the decreases.

Reductions in the business written in the agriculture, catastrophe and professional lines in recent periods, as well as an increase in premiums ceded, reflecting retrocessional covers purchased primarily in the catastrophe lines drove the decrease in the reinsurance segment for the three and six months ended June 30, 2015 compared to the same periods in 2014. These decreases were partially offset by increases in our motor lines.

The net premiums earned decreases for the three and six months ended June 30, 2015 compared to the same periods in 2014 of 1% (on a constant currency basis, both periods were flat) in the insurance segment were impacted by the increases in our ceded reinsurance programs as well as decreases in written premium in our professional, property and accident and health lines of business in recent periods. These decreases were mostly offset by growth in premiums written in recent periods in our marine and liability lines of business.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended June 30,			Six months ended June 30,
	2015	% Point Change	2014	2015	% Point Change	2014

Current accident year loss ratio	68.5%	3.4	65.1%	65.7%	2.0	63.7%
Prior year reserve development	(6.9%)	1.6	(8.5%)	(6.5%)	0.2	(6.7%)
Acquisition cost ratio	19.5%	0.3	19.2%	19.2%	0.5	18.7%
General and administrative expense ratio(1)	15.8%	0.8	15.0%	16.9%	1.3	15.6%
Combined ratio	96.9%	6.1	90.8%	95.3%	4.0	91.3%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 2.6% and 3.3% for the three months ended June 30, 2015 and 2014, respectively, and 3.3% and 3.2% for the six months ended June 30, 2015 and 2014, respectively. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 68.5% and 65.7% in the three and six months ended June 30, 2015, respectively, from 65.1% and 63.7% in the three and six months ended June 30, 2014, respectively. The increases for both periods were driven by a change in the business mix, primarily reflecting the reduction in catastrophe exposures, and the impact of lower rates.

Prior Year Reserve Development:

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Insurance	$15,421	$32,963	$18,783	$44,571
Reinsurance	49,192	52,391	101,896	84,276
Total	$64,613	$85,354	$120,679	$128,847

Overview

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development for liability, professional and motor reinsurance lines in the three and six months ended June 30, 2015 and 2014, also contributed. The net favorable prior year reserve development in the three and six months ended June 30, 2015, was partially offset by net adverse prior year reserve development in the liability and credit and political risk insurance lines.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $40 million and $73 million of the total net favorable prior year reserve development for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, these short-tail lines contributed $74 million and $101 million, respectively, of net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance lines, credit and political risk insurance lines and credit and surety reinsurance business. For the three months ended June 30, 2015 and 2014, our professional lines reinsurance business contributed net favorable prior year reserve development of $4 million and $6 million, respectively. For the six months ended June 30, 2015 and 2014, the reinsurance professional lines contributed $24 million and $12 million, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of favorable development. In the six months ended June 30, 2015, we recorded adverse prior year reserve development of $15 million in our credit and political risk insurance lines relating primarily to an increase in loss estimates for one specific claim.

Our long-tail business consists primarily of liability and motor lines. Our liability reinsurance lines and motor business contributed additional favorable prior year reserve development of $25 million and $6 million in the three months ended June 30, 2015, and 2014, respectively. In the six months ended June 30, 2015 and 2014, these long-tail lines contributed $44 million and $12 million, respectively. The net favorable development for these classes primarily reflected the greater weight management is giving to experience based indications and our experience which has generally been favorable for the 2003 through 2010 accident years.

In the three and six months ended June 30, 2015, we recorded adverse prior year reserve development of $6 million and $17 million, respectively, in our liability insurance lines relating primarily to an increase in loss estimates for specific individual claim reserves.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

Estimates of Natural Catastrophe and Weather Related-Losses

The frequency and severity of natural catastrophe and weather activity was high in recent years and our June 30, 2015 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami and the three New Zealand earthquakes, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Property and other	$12,663	$28,016	$29,186	$29,476
Marine	11,515	1,943	20,325	4,644
Aviation	1,975	2,564	2,217	5,647
Credit and political risk	(4,299)	(6)	(15,399)	3,993
Professional lines	(528)	574	(609)	231
Liability	(5,905)	(128)	(16,937)	580
Total	$15,421	$32,963	$18,783	$44,571

In the three months ended June 30, 2015, we recognized $15 million of net favorable prior year reserve development, the principal components of which were:

•	$13 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence.

•
$12 million of net favorable prior year reserve development on marine business, largely related to better than expected loss emergence in our energy offshore business on accident years 2012 through 2014.

•	$4 million of net adverse prior year reserve development on credit and political risk business, related to updated information on one specific claim impacting accident year 2014.

•	$6 million of net adverse prior year reserve development on liability business, related to strengthening specific claim reserves.

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

In the six months ended June 30, 2015, we recognized $19 million of net favorable prior year reserve development, the principal components of which were:

•	$29 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence.

•
$20 million of net favorable prior year reserve development on marine business, largely related to better than expected loss emergence in our energy offshore business spanning multiple years, particularly accident year 2014.

•	$15 million of net adverse prior year reserve development on credit and political risk business, related to updated information on one specific claim impacting accident year 2014.

•	$17 million of net adverse prior year reserve development on liability business, related to strengthening specific individual claim reserves.

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

•	$4 million of net favorable prior year reserve development on credit and political risk business, primarily related to better than expected experience on the 2012 accident year.

Reinsurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Property and other	$13,628	$39,991	$22,005	$61,414
Credit and surety	6,844	(3)	11,800	(793)
Professional lines	3,663	6,186	24,081	11,865
Motor	11,303	114	18,324	(330)
Liability	13,754	6,103	25,686	12,120
Total	$49,192	$52,391	$101,896	$84,276

In the three months ended June 30, 2015, we recognized $49 million of net favorable prior year reserve development, the principal components of which were:

•	$14 million of net favorable prior year reserve development on liability business, primarily related to the 2003 through 2010 accident years, for reasons discussed in the overview.

•	$14 million of net favorable prior year reserve development on property and other business, related to multiple prior accident years and driven by better than expected loss emergence.

•	$11 million of net favorable prior year reserve development on motor business, largely related to favorable loss emergence trends on several classes spanning multiple accident years.

•	$7 million of net favorable prior year reserve development on credit and surety business, related to multiple prior accident years and driven by better than expected loss emergence.

In the three months ended June 30, 2014, we recognized $52 million of net favorable prior year reserve development, the principal components of which were:

•
$40 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence. Included in this net development is $10 million of favorable reserve development relating to natural catastrophe and weather-related losses incurred during the second of 2013.

•	$6 million of net net favorable prior year reserve development on professional lines business, primarily related to the 2004 through 2006 accident years, for reasons discussed in the overview.

•
$6 million of net favorable prior year reserve development on liability business, largely related to accident years 2008 and prior, for reasons discussed in the overview. This favorable development was partially offset by strengthening of the reserves related to two specific cases in the 2009 and 2011 accident years.

In the six months ended June 30, 2015, we recognized $102 million of net favorable prior year reserve development, the principal components of which were:

•	$26 million of net favorable prior year reserve development on liability business, primarily related to the 2003 through 2010 accident years, for reasons discussed in the overview.

•	$24 million of net favorable prior year reserve development on professional lines business, primarily related to the 2007 through 2010 accident years, for reasons discussed in the overview.

•
$22 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence. Included in this net development is $18 million of adverse development on agriculture reserves relating to loss developments on the 2014 accident year driven by lower than expected crop yields reported for two specific treaties.

•
$18 million of net favorable prior year reserve development on motor business, largely related to proportional business in accident years 2012 through 2013, driven by better than expected loss emergence.

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

•
$12 million of net favorable prior year reserve development on liability business, largely related to accident years 2008 and prior, for reasons discussed in the overview. This favorable development was partially offset by strengthening of the reserves related to two specific cases in the 2009 and 2011 accident years.

•	$12 million of net favorable prior year reserve development on professional lines business, primarily related to the 2004 through 2008 accident years, for reasons discussed in the overview.

Acquisition Cost Ratio: The increase in the acquisition cost ratio for the three and six months ended June 30, 2015 to 19.5% and 19.2%, respectively, compared to 19.2% and 18.7% in the three and six months ended June 30, 2014, respectively, was driven by the reinsurance segment. The reinsurance segment's increase in the acquisition cost ratio was primarily due to adjustments related to loss-

sensitive features in reinsurance contracts, primarily due to prior year loss reserve releases, higher acquisition costs paid in certain lines of business and changes in the business mix. This increase was partially offset by a decrease in the insurance segment ratio, driven by changes in the business mix.

General and Administrative Expense Ratio: The general and administrative expense ratio for the three and six months ended June 30, 2015, increased to 15.8% and 16.9%, respectively, compared to 15.0% and 15.6% in the three and six months ended June 30, 2014, respectively. The increase in the ratios between the periods was primarily driven by the decrease in net earned premiums.

During the three months ended June 30, 2015, general and administrative expenses decreased compared to the same period in 2014 primarily driven by adjustments to executive stock-compensation awards and lower performance-based incentive accruals, which were partially offset by expenses relating to the amalgamation with PartnerRe Ltd. of $8 million, an increase in cash-settled share-based compensation, following an increase in the Company's share price, and operational excellence initiative costs. The operational excellence initiatives are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods.

The increase in the general and administrative expenses during the six months ended June 30, 2015, compared to the same period in 2014, primarily reflected expenses relating to the amalgamation with PartnerRe of $15 million, operational excellence initiatives costs, as well as costs related to the increase in share-based compensation. These increases were partially offset by adjustments to executive stock-compensation awards.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2015	% Change	2014	2015	% Change	2014

Revenues:
Gross premiums written	$761,126	1%	$754,110	$1,363,850	1%	$1,355,831
Net premiums written	534,263	(1%)	541,097	971,004	(3%)	997,789
Net premiums earned	452,322	(1%)	457,670	899,789	(1%)	906,884
Other insurance related income	269	nm	—	269	nm	—

Expenses:
Current year net losses and loss expenses	(312,955)		(323,429)	(602,090)		(614,460)
Prior year reserve development	15,421		32,963	18,783		44,571
Acquisition costs	(66,920)		(71,039)	(131,375)		(136,096)
General and administrative expenses	(88,420)		(83,512)	(176,109)		(171,459)

Underwriting income (loss)	$(283)	nm	$12,653	$9,267	(69%)	$29,440

Ratios:		% Point Change			% Point Change
Current year loss ratio	69.2%	(1.5)	70.7%	66.9%	(0.9)	67.8%
Prior year reserve development	(3.4%)	3.8	(7.2%)	(2.1%)	2.9	(5.0%)
Acquisition cost ratio	14.8%	(0.7)	15.5%	14.6%	(0.4)	15.0%
General and administrative expense ratio	19.5%	1.3	18.2%	19.6%	0.6	19.0%
Combined ratio	100.1%	2.9	97.2%	99.0%	2.2	96.8%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended June 30,					Six months ended June 30,
	2015		2014		% Change	2015		2014		% Change

Property	$196,817	26%	$207,788	29%	(5%)	$326,441	25%	$347,717	26%	(6%)
Marine	85,483	11%	84,833	11%	1%	177,068	13%	170,555	13%	4%
Terrorism	6,610	1%	9,478	1%	(30%)	14,545	1%	16,456	1%	(12%)
Aviation	9,519	1%	10,568	1%	(10%)	19,533	1%	13,285	1%	47%
Credit and Political Risk	12,981	2%	7,179	1%	81%	21,098	2%	25,486	2%	(17%)
Professional lines	251,730	33%	244,011	32%	3%	402,152	29%	398,259	29%	1%
Liability	112,870	15%	106,643	14%	6%	195,538	14%	181,009	13%	8%
Accident and Health	85,116	11%	83,610	11%	2%	207,475	15%	203,064	15%	2%
Total	$761,126	100%	$754,110	100%	1%	$1,363,850	100%	$1,355,831	100%	1%

Gross premiums written in the three and six months ended June 30, 2015, increased by $7 million or 1% (on a constant currency basis, premiums increased by 3%) and $8 million or 1% (3% on a constant currency basis) compared to the three and six months ended June 30, 2014, respectively. Increased premiums written were reported in our professional, liability and credit and political risk lines. Professional lines benefitted from a new lawyers' liability program in the U.S., the liability lines increase which reflected continued growth in the U.S. primary and excess casualty markets, while the credit and political risk line reported an increased level of new business during the second quarter of 2015. These increases were offset by reductions in the property lines, driven by continuing competitive market conditions. In addition, the comparative increase in the six months ended June 30, 2015 reflected growth in the marine lines, which benefitted from new business and aviation lines where increases were primarily driven by the timing of certain renewals.

Premiums Ceded: In the three and six months ended June 30, 2015, premiums ceded were $227 million, or 30% of gross premiums written and $393 million, or 29% of gross premiums written, respectively, compared to $213 million, or 28% of gross premiums written and $358 million or 26% of gross premiums written, in the three and six months ended June 30, 2014, respectively. The increase in premium ceded related to increased reinsurance protection purchased primarily in the segment's professional lines business and a change in the business mix.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2015		2014		% Change	2015		2014		% Change

Property	$110,214	24%	$108,195	23%	2%	$212,702	24%	$223,581	24%	(5%)
Marine	48,397	11%	43,536	10%	11%	107,041	12%	88,529	10%	21%
Terrorism	9,522	2%	8,128	2%	17%	18,580	2%	16,919	2%	10%
Aviation	11,576	3%	10,118	2%	14%	22,115	2%	20,024	2%	10%
Credit and Political Risk	15,669	3%	16,759	4%	(7%)	31,323	3%	32,694	4%	(4%)
Professional lines	152,698	34%	160,287	35%	(5%)	303,834	34%	316,267	35%	(4%)
Liability	37,041	8%	36,073	8%	3%	78,363	9%	71,129	8%	10%
Accident and Health	67,205	15%	74,574	16%	(10%)	125,831	14%	137,741	15%	(9%)
Total	$452,322	100%	$457,670	100%	(1%)	$899,789	100%	$906,884	100%	(1%)

Net premiums earned in the three and six months ended June 30, 2015, decreased $5 million or 1% and $7 million or 1% (on a constant currency basis, both periods were flat) compared to the three and six months ended June 30, 2014, respectively. Net premiums earned were impacted by the increases in our ceded reinsurance programs as well as decreases in the premiums written in our professional, property and accident and health lines of business in recent periods. These decreases to net earned premium were offset by growth in premiums written in recent periods in our marine and liability lines of business.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2015	% Point Change	2014	2015	% Point Change	2014

Current accident year	69.2%	(1.5)	70.7%	66.9%	(0.9)	67.8%
Prior year reserve development	(3.4%)	3.8	(7.2%)	(2.1%)	2.9	(5.0%)
Loss ratio	65.8%	2.3	63.5%	64.8%	2.0	62.8%

Current Accident Year Loss Ratio:

The current accident year loss ratios decreased to 69.2% and 66.9% in the three and six months ended June 30, 2015, respectively, from 70.7% and 67.8% in the three and six months ended June 30, 2014, respectively. The decreases for both periods were driven by a reduced level of natural catastrophe and weather-related losses. During the three and six months ended June 30, 2015, we incurred $22 million and $26 million, respectively, in pre-tax natural catastrophe and weather-related losses, primarily related to weather events in U.S.A. and Australia, compared to $30 million and $36 million incurred in the three and six months ended June 30, 2014, respectively. After adjusting for the impact of the natural catastrophe and weather-related losses, our current accident year loss ratios in the three and six months ended June 30, 2015, were 64.5% and 64.0%, respectively, compared to 64.1% and 63.8% in the three and six months ended June 30, 2014, respectively. The increase in the current accident year loss ratios was primarily driven by an increase in loss experience in our marine lines, driven by the impact of large industry events, the impact of lower rates and an increase in our credit and political risk loss ratio, which was largely offset by improved loss experience in our property lines, improvements in our professional lines and changes in the business mix.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The insurance segment's acquisition cost ratio decreased in both the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, primarily due to a change in the business mix.

General and Administrative Expense Ratio: The insurance segment's general and administrative expense ratio increased in both the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, primarily driven by an increase in cash-settled share-based compensation, following an increase in the Company's share price, and an increase in health insurance costs.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2015	% Change	2014	2015	% Change	2014

Revenues:
Gross premiums written	$427,287	(10%)	$477,169	$1,503,495	(11%)	$1,696,847
Net premiums written	412,281	(10%)	459,065	1,431,086	(14%)	1,666,957
Net premiums earned	488,889	(10%)	542,730	945,475	(9%)	1,039,465
Other insurance related income	3,217	91%	1,683	10,893	129%	4,766

Expenses:
Current year net losses and loss expenses	(331,811)		(327,754)	(611,070)		(624,423)
Prior year reserve development	49,192		52,391	101,896		84,276
Acquisition costs	(116,343)		(120,823)	(223,430)		(227,803)
General and administrative expenses	(36,013)		(34,299)	(75,393)		(70,375)

Underwriting income (1)	$57,131	(50%)	$113,928	$148,371	(28%)	$205,906
Ratios:		% Point Change			% Point Change
Current year loss ratio	67.9%	7.5	60.4%	64.6%	4.5	60.1%
Prior year reserve development	(10.1%)	(0.4)	(9.7%)	(10.7%)	(2.6)	(8.1%)
Acquisition cost ratio	23.8%	1.5	22.3%	23.6%	1.7	21.9%
General and administrative expense ratio	7.4%	1.1	6.3%	8.0%	1.3	6.7%
Combined ratio	89.0%	9.7	79.3%	85.5%	4.9	80.6%

(1)
AXIS Capital cedes certain of its reinsurance business to AXIS Ventures Reinsurance Limited ("Ventures Re"), the Company's third-party capital vehicle, on a fully collateralized basis. The collateral has been provided by third party investors. Ventures Re is a variable interest entity and as the Company had initially concluded that it was the primary beneficiary of this entity, Ventures Re was consolidated by the Company with the net impact of the cessions included in amounts attributable to (from) noncontrolling interest. During the second quarter of 2015, the Company early adopted ASU 2015-02, “Amendments to the Consolidation Analysis”. Following the adoption of the ASU and effective as of January 1, 2015. the Company determined that it was no longer required to consolidate the results of operations and the financial position of Ventures Re. Refer to Item 1, Note 11 to the Consolidated Financial Statements for more information. For the three and six months ended June 30, 2014 amounts attributable to noncontrolling interests were $1,573 and $2,795 respectively.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended June 30,					Six months ended June 30,
	2015		2014		% Change	2015		2014		% Change

Catastrophe	$95,653	21%	$117,245	24%	(18%)	$226,869	14%	$288,505	17%	(21%)
Property	58,258	14%	61,027	13%	(5%)	240,270	16%	300,646	18%	(20%)
Professional lines	94,152	22%	104,801	22%	(10%)	159,176	11%	173,021	10%	(8%)
Credit and Surety	16,210	4%	20,359	4%	(20%)	207,568	14%	228,827	13%	(9%)
Motor	14,196	3%	2,676	1%	430%	311,886	21%	276,696	16%	13%
Liability	57,730	14%	82,566	17%	(30%)	147,502	10%	185,210	11%	(20%)
Agriculture	72,709	17%	76,665	16%	(5%)	142,438	9%	179,830	11%	(21%)
Engineering	15,707	4%	8,772	2%	79%	53,767	4%	45,282	3%	19%
Other	2,672	1%	3,058	1%	(13%)	14,019	1%	18,830	1%	(26%)
Total	$427,287	100%	$477,169	100%	(10%)	$1,503,495	100%	$1,696,847	100%	(11%)

Gross premiums written decreased by $50 million and $193 million in the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. The decrease in the gross premiums written in the three and six months ended June 30, 2015, were significantly impacted by treaties written on a multi-year basis and foreign exchange.

Comparative periods ended June 30, 2014 included a number of treaties written on a multi-year basis which reduced premiums available for renewal during the current year, most notably in the property, catastrophe, liability and motor lines. During the three and six months ended June 30, 2015, the segment also reported a decrease in the level of multi-year contracts written compared to the same periods in 2014, with new treaties primarily benefiting catastrophe and property lines of business in the three and six months ended June 30, 2015 as well as motor in the six months ended June 30, 2015. On a comparative basis the impact of the multi-year premiums resulted in a decrease in gross premiums written of $18 million and $90 million in the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively.

The decrease in written premiums was also significantly impacted by foreign exchange movements in the three and six months ended June 30, 2015, compared to the same periods in 2014, as the strength of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies. Foreign exchange movements resulted in a decrease of $7 million and $67 million in gross premiums written in the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively.

After adjusting for the impact of the multi-year contracts and foreign exchange movements, our gross premiums written decreased by $25 million, or 5% and $36 million or 2% in the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. Both periods were impacted by decreases in the catastrophe, professional and liability lines which were partially offset by growth in motor. The catastrophe lines decreased due to timing differences, as well as treaty restructurings and non-renewals reflecting difficult market conditions. The decrease in professional lines was due to a restructuring of a large treaty. The liability lines decrease was driven by treaty restructurings and non-renewals. The growth in the motor lines was due to favorable premium adjustments and new European business. The decrease in the six months ended June 30, 2015 was also significantly impacted by a decrease in the agriculture lines due to non-renewals and treaty restructurings.

Premiums Ceded: In the three months ended June 30, 2015 the ratio of ceded premium to gross written premium was consistent to the three months ended June 30, 2014 ratio at 4%. In the six months ended June 30, 2014, premiums ceded were $72 million, or 5% of gross premiums written, compared to $30 million, or 2% of gross premiums written, in the same period of 2014. The increase in premium ceded between the two comparative periods related to several new retrocessional treaties primarily covering our catastrophe business.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2015		2014		% Change	2015		2014		% Change

Catastrophe	$54,049	11%	$79,182	15%	(32%)	$114,723	12%	$163,898	16%	(30%)
Property	81,477	17%	81,380	15%	—%	157,484	17%	163,920	16%	(4%)
Professional lines	78,728	16%	88,342	16%	(11%)	149,038	16%	173,120	17%	(14%)
Credit and Surety	63,071	13%	69,920	13%	(10%)	122,907	13%	129,283	12%	(5%)
Motor	72,102	15%	65,470	12%	10%	155,540	16%	136,033	13%	14%
Liability	70,338	14%	72,417	13%	(3%)	141,388	15%	138,463	13%	2%
Agriculture	48,048	10%	62,436	12%	(23%)	67,651	7%	93,075	9%	(27%)
Engineering	16,106	3%	17,767	3%	(9%)	28,006	3%	31,119	3%	(10%)
Other	4,970	1%	5,816	1%	(15%)	8,738	1%	10,554	1%	(17%)
Total	$488,889	100%	$542,730	100%	(10%)	$945,475	100%	$1,039,465	100%	(9%)

Net premiums earned decreased by $54 million or 10% and $94 million or 9% in the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively (on a constant currency basis, net premiums earned decreased 7% in both periods). The decrease for both periods was primarily driven by the reduction in the business written in the agriculture, catastrophe and professional lines in recent periods as well as an increase in the premiums ceded, reflecting retrocessional covers purchased primarily in the catastrophe lines. These decreases were partially offset by increases in the business written in our motor lines.

Other Insurance Related Income:

The increase in other insurance related income of $2 million and $6 million in the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively, primarily reflected an increase in the net results of our weather and commodity business.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2015	% Point Change	2014	2015	% Point Change	2014

Current accident year	67.9%	7.5	60.4%	64.6%	4.5	60.1%
Prior year reserve development	(10.1%)	(0.4)	(9.7%)	(10.7%)	(2.6)	(8.1%)
Loss ratio	57.8%	7.1	50.7%	53.9%	1.9	52.0%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 67.9% and 64.6% in the three and six months ended June 30, 2015, respectively, from 60.4% and 60.1% in the three and six months ended June 30, 2014, respectively. The increases for both periods were impacted by an increased level of natural catastrophe and weather-related losses. During the three and six months ended June 30, 2015, we incurred $17 million and $21 million in pre-tax natural catastrophe and weather-related losses, respectively, relating to weather events in U.S.A. and Australia, compared to $6 million and $14 million incurred in the three and six months ended June 30, 2014, respectively. After adjusting for the impact of the natural catastrophe and weather-related losses, our current accident year loss ratio in the three and six months ended June 30, 2015, was 64.4% and 62.4%, respectively, compared to 59.3% and 58.7% in the three and six months ended June 30, 2014, respectively, with the increase driven by changes in the business mix, primarily reflecting the reduction in catastrophe exposures, and the impact of lower rates.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio: The reinsurance segment's acquisition cost ratio increased in both the three and six months ended June 30, 2015 compared to the same periods in 2014, driven by variances in the adjustments related to loss-sensitive features in reinsurance contracts, primarily due to prior year loss reserve releases, higher acquisition costs paid in certain lines of business and changes in the business mix.

General and Administrative Expense Ratio: The reinsurance segment's general and administrative expense ratio increased in both the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase in the general and administrative expense ratio primarily reflects the impact of decreased net earned premiums.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2015	% Change	2014	2015	% Change	2014

Corporate expenses	$24,049	(28%)	$33,270	$60,221	(3%)	$61,976
Foreign exchange losses (gains)	22,108	128%	9,705	(41,112)	nm	13,939
Interest expense and financing costs	12,939	(35%)	19,975	25,196	(31%)	36,569
Income tax expense	1,815	(81%)	9,500	1,125	(92%)	13,625
Total	$60,911	(16%)	$72,450	$45,430	(64%)	$126,109

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.6% and 3.3% for the three and six months ended June 30, 2015, compared to 3.3% and 3.2%, respectively, for the same periods in 2014. The quarterly decrease in corporate expenses was primarily driven by adjustments to executive stock-compensation awards and lower performance-based incentive accruals, which were partially offset by expenses relating to the amalgamation with PartnerRe Ltd. of $8 million. The modest year-to-date decrease in corporate expenses was primarily attributable to the adjustments to executive stock-compensation awards and lower performance-based incentive accruals which were largely offset by the PartnerRe Ltd. amalgamation costs of $15 million and the continued costs of our operational excellence initiatives which are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. The foreign exchange gains and losses for the periods presented were largely driven by the re-measurement of our net insurance related liabilities. The foreign exchange losses for the three months ended June 30, 2015 were primarily driven by appreciation of the euro and Sterling against the U.S. Dollar. The second quarter loss partially reduced the foreign exchange gains for the six months ended June 30, 2015, which were driven by significant depreciation of the euro and Sterling in the first quarter of 2015. Comparatively, for the three months ended June 30, 2014, appreciation of the Sterling against the U.S. dollar was the primary driver of the quarterly loss, while the loss for the six months ended June 30, 2014 was primarily driven by appreciation of the Sterling and the Australian dollar.

Interest Expense and Financing Costs: Interest expense and financing costs, which primarily related to interest due on our senior notes, decreased in the three and six months ended June 30, 2015 compared to the same periods of 2014, as a result of the repayment of the $500 million of our 5.75% senior unsecured notes which matured on December 1, 2014.

Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 2.4% and 0.5% in the three and six months ended June 30, 2015, compared to 4.5% and 3.7% in the three and six months ended June 30, 2014. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The primary factors in the reduction in effective tax rate in the three and six months ended June 30, 2015 were decreases in realized capital gains in the United States, and increases in insurance losses and realized losses on investments reported in our European entities.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended June 30,			Six months ended June 30,
	2015	% Change	2014	2015	% Change	2014

Fixed maturities	$77,998	(1%)	$78,523	$144,086	(5%)	$151,480
Other investments	14,102	(57%)	32,492	45,037	(9%)	49,252
Equity securities	2,674	(50%)	5,301	4,350	(43%)	7,587
Mortgage loans	281	100%	—	294	100%	—
Cash and cash equivalents	1,678	(73%)	6,183	2,777	(61%)	7,046
Short-term investments	125	(49%)	246	194	(58%)	459
Gross investment income	96,858	(21%)	122,745	196,738	(9%)	215,824
Investment expense	(8,314)	6%	(7,878)	(16,087)	(12%)	(18,214)
Net investment income	$88,544	(23%)	$114,867	$180,651	(9%)	$197,610

Pre-tax yield:(1)
Fixed maturities	2.6%		2.6%	2.4%		2.5%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Smaller average investment balances, following the repayment of $500 million of our senior notes during December 2014, contributed to the lower investment income from fixed maturities for both periods presented.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Hedge and direct lending funds	$8,992	$27,311	$33,840	$37,921
CLO - Equities	5,110	5,181	11,197	11,331
Total net investment income from other investments	$14,102	$32,492	$45,037	$49,252

Pre-tax return on other investments(1)	1.6%	3.2%	5.0%	4.8%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

The total net investment income from other investments decreased this quarter over the comparable period of 2014 primarily due to the stronger performance of the equity markets in the second quarter of 2014 which translated into higher valuations on our hedge funds.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

On sale of investments:
Fixed maturities and short-term investments	$3,592	$12,258	$(23,838)	$12,324
Equity securities	(93)	30,063	(179)	46,892
	3,499	42,321	(24,017)	59,216
OTTI charges recognized in earnings	(12,893)	(1,905)	(30,461)	(2,690)
Change in fair value of investment derivatives	(1,716)	(7,155)	816	(12,644)
Net realized investment gains (losses)	$(11,110)	$33,261	$(53,662)	$43,882

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. Lower net gains during the current quarter are reflective of the declines in pricing of our fixed maturities and net realized gains taken in previous quarters. Net losses year to date are primarily due to foreign exchange losses on non-U.S. denominated securities, as a result of the strengthening of the U.S. dollar.

OTTI charges

For the three months ended June 30, 2015, OTTI charges were driven by impairments on non-U.S. denominated bond mutual funds that we were no longer able to assert that we had the intent to hold until full recovery of cost due to the future reallocation to other asset classes. The six months ended June 30, 2015 also included impairments on high yield corporate debt securities as a result of credit rating downgrades, losses recorded on non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar, and related to securities that are due to mature in the near future.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During the current quarter, our foreign exchange hedges resulted in $2 million of net losses which related primarily to securities denominated in GBP and Euro.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net investment income	$88,544	$114,867	$180,651	$197,610
Net realized investments gains (losses)	(11,110)	33,261	(53,662)	43,882
Change in net unrealized gains/losses	(76,684)	93,317	(26,524)	157,807
Total	$750	$241,445	$100,465	$399,299

Average cash and investments(1)	$14,841,426	$15,497,729	$14,909,598	$15,226,403

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	—%	1.6%	0.7%	2.6%
Exclusive of investment related foreign exchange movements	(0.3%)	1.5%	1.0%	2.5%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	June 30, 2015		December 31, 2014
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$12,093,366	$12,005,736	$12,185,973	$12,129,273
Equities	618,869	659,181	531,648	567,707
Mortgage loans	79,606	79,606	—	—
Other investments	644,545	853,101	736,599	965,465
Short-term investments	30,618	30,618	107,534	107,534
Total investments	$13,467,004	$13,628,242	$13,561,754	$13,769,979

Cash and cash equivalents(1)	$1,180,059	$1,180,059	$1,209,695	$1,209,695

(1)	Includes restricted cash and cash equivalents of $191 million and $288 million in 2015 and 2014, respectively.

The amortized cost/cost of our total investments decreased by $95 million from December 31, 2014, due to the funding of financing and operating activities and the impact of the strengthening of the US dollar on foreign currency denominated holdings. The $142 million decrease in the fair value of our total investments was driven by the factors outlined above along with lower valuations as a result of the widening of credit spreads on both investment grade and high-yield corporate debt.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	June 30, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,683,109	14%	$1,620,077	12%
Non-U.S. government	900,535	8%	1,033,543	9%
Corporate debt	4,403,952	37%	4,361,124	36%
Agency RMBS	2,134,976	18%	2,278,108	19%
CMBS	1,099,570	9%	1,096,888	9%
Non-Agency RMBS	101,274	1%	73,086	1%
ABS	1,427,061	12%	1,461,586	12%
Municipals(1)	255,259	1%	204,861	2%
Total	$12,005,736	100%	$12,129,273	100%

Credit ratings:
U.S. government and agency	$1,683,109	14%	$1,620,077	12%
AAA(2)	4,293,660	36%	4,720,852	39%
AA	1,254,766	11%	1,034,047	9%
A	2,208,879	18%	2,204,984	18%
BBB	1,482,342	12%	1,516,815	13%
Below BBB(3)	1,082,980	9%	1,032,498	9%
Total	$12,005,736	100%	$12,129,273	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS.

(3)	Non-investment grade securities.

At June 30, 2015, our fixed maturities had a weighted average credit rating of AA- (2014: AA-) and an average duration of 3.2 years (2014: 3.0 years). The interest rate swap positions introduced in 2013, which reduced duration to 2.9 years at December 31, 2014, were closed during the first quarter of 2015. When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $13.2 billion), the average credit rating would be AA- (2014: AA-) and duration (including interest rate swaps) would be 2.9 years (2014: 2.7 years).

During the year, net unrealized losses on fixed maturities increased from $57 million at December 31, 2014 to $88 million at June 30, 2015.

Equities

During the year, net unrealized gains on equities increased from $36 million at December 31, 2014 to $40 million at June 30, 2015. The increase was due to improved valuations reflective of markets.

Mortgage Loans

During the quarter, we invested in $80 million of commercial mortgage loans. The commercial mortgage loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type to reduce the risk of concentration.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	June 30, 2015		December 31, 2014

Hedge funds
Long/short equity funds	$192,622	23%	$298,907	31%
Multi-strategy funds	345,726	41%	324,020	34%
Event-driven funds	147,236	17%	185,899	19%
Leveraged bank loan funds	75	—%	9,713	1%
Total hedge funds	685,659	81%	818,539	85%

Direct lending funds	73,628	9%	54,438	6%
Real estate funds	3,000	—%	—	—%

Total hedge, direct lending and real estate funds	762,287	90%	872,977	91%

CLO - Equities	90,814	10%	92,488	9%
Total other investments	$853,101	100%	$965,465	100%

The $133 million decrease in the fair value of our total hedge funds in 2015 was driven by $165 million of net redemptions offset by $32 million of price appreciation as our hedge funds benefited from the performance of the global equity and credit markets during 2015.

We have made total commitments of $210 million to managers of direct lending funds. To date, $72 million of our total commitment has been called. During 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund, of which $37 million has been called to date.

During 2015, we made a $100 million commitment to a real estate fund, of which $3 million has been called to date.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a general discussion of our liquidity and capital resources. During the six months ended June 30, 2015, we:

•	reduced the maximum aggregate utilization capacity of our letter of credit facility with Citibank Europe plc from $750 million to $500 million;

•
following the Company's announcement of the signing of the Amalgamation Agreement with PartnerRe Ltd. on January 25, 2015, we suspended our open market share repurchase program until the closing date of the amalgamation transaction.

The following table summarizes our consolidated capital for the periods indicated:

	June 30, 2015	December 31, 2014

Senior notes	$991,302	$990,790

Preferred shares	627,843	627,843
Common equity	5,320,715	5,193,278
Shareholders’ equity attributable to AXIS Capital	5,948,558	5,821,121
Total capital	$6,939,860	$6,811,911

Ratio of debt to total capital	14.3%	14.5%

Ratio of debt and preferred equity to total capital	23.3%	23.8%

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

Common Equity

During the six months ended June 30, 2015, our common equity increased by $127 million. The following table reconciles our opening and closing common equity positions:

Six months ended June 30,	2015

Common equity - opening	$5,193,278
Net income attributable to AXIS Capital	239,197
Shares repurchased for treasury	(17,930)
Change in unrealized appreciation on available for sale investments, net of tax	(23,268)
Common share dividends	(59,510)
Preferred share dividends	(20,044)
Share-based compensation expense recognized in equity	15,042
Foreign currency translation adjustment	(9,225)
Shares issued and stock options exercised	3,175
Common equity - closing	$5,320,715

Following the Company's announcement of the signing of the Amalgamation Agreement with PartnerRe Ltd. on January 25, 2015, we have suspended our open market share repurchase program until the closing date of the amalgamation transaction. At July 29, 2015, the remaining authorization under the common share repurchase program approved by our Board of Directors was $749 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

NEW ACCOUNTING STANDARDS

Refer to Item 1, Note 1 to the Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of recently issued accounting pronouncements that we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2015, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income available to common shareholders	$63,349	$190,664	$219,153	$327,890
Net realized investment (gains) losses, net of tax(1)	9,552	(27,112)	51,546	(31,412)
Foreign exchange losses (gains), net of tax(2)	20,680	9,191	(41,046)	13,333
Operating income	$93,581	$172,743	$229,653	$309,811

Earnings per common share - diluted	$0.63	$1.79	$2.17	$3.03
Net realized investment (gains) losses, net of tax	0.09	(0.25)	0.51	(0.29)
Foreign exchange losses (gains), net of tax	0.21	0.09	(0.41)	0.12
Operating income per common share - diluted	$0.93	$1.63	$2.27	$2.86

Weighted average common shares and common share equivalents - diluted(3)	101,160	106,289	101,151	108,329

Average common shareholders’ equity	$5,335,018	$5,263,537	$5,256,997	$5,258,993

ROACE (annualized)	4.7%	14.5%	8.3%	12.5%

Operating ROACE (annualized)	7.0%	13.1%	8.7%	11.8%

(1)
Tax cost (benefit) of ($1,558) and $6,149 for the three months ended June 30, 2015 and 2014, respectively, and ($2,116) and $12,470 for the six months ended June 30, 2015 and 2014, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost (benefit) of ($1,428) and ($514) for the three months ended June 30, 2015 and 2014, respectively, and $66 and ($606) for the six months ended June 30, 2015 and 2014, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

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

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2015
Net managed assets (liabilities), excluding derivatives	$17,643	$(119,743)	$75,708	$(89,954)	$(64,723)	$36,157	$24,226	$(120,686)
Foreign currency derivatives, net	(49,722)	121,910	(72,899)	146,649	140,745	(6,551)	27,241	307,373
Net managed foreign currency exposure	(32,079)	2,167	2,809	56,695	76,022	29,606	51,467	186,687
Other net foreign currency exposure	121	—	—	50,900	4,877	—	155,729	211,627
Total net foreign currency exposure	$(31,958)	$2,167	$2,809	$107,595	$80,899	$29,606	$207,196	$398,314
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.5%)	—%	—%	1.8%	1.4%	0.5%	3.5%	6.7%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(3,196)	$217	$281	$10,760	$8,090	$2,961	$20,720	$39,833

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2015, our total net foreign currency exposure was $398 million net long, driven by increases in our Sterling and euro exposures primarily due to new business written during the first half of 2015 and other net foreign currency exposures which include assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. Our emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2015. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended June 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(2)

April 1-30, 2015	5,504	$51.36	—	$749.2	million
May 1-31, 2015	49,861	$52.38	—	$749.2	million
June 1-30, 2015	4,771	$55.16	—	$749.2	million
Total	60,136		—	$749.2	million

(1)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(2)
On December 5, 2014, our Board of Directors authorized a share repurchase plan to repurchase up to $750 million of our common shares through to December 31, 2016. The share repurchase authorization which became effective on January 1, 2015, replaced the previous plan which had $225.8 million available at the end of 2014. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

ITEM 6.     EXHIBITS

2.1
Fourth Amendment to the Agreement and Plan of Amalgamation, dated as of May 3, 2015, by and between PartnerRe Ltd. and AXIS Capital Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 7, 2015).

2.2
Fifth Amendment to the Agreement and Plan of Amalgamation, dated as of July 15, 2015, by and between PartnerRe Ltd. and AXIS Capital Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 16, 2015).

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: July 29, 2015

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)