Form 10-Q
period 2015-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2015-10-29
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
As of October 23, 2015, there were 96,392,995 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	2015	2014
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2015: $12,217,258; 2014: $12,185,973)	$12,139,595	$12,129,273
Equity securities, available for sale, at fair value (Cost 2015: $685,462; 2014: $531,648)	689,157	567,707
Mortgage loans, held for investment, at amortized cost and fair value	129,431	—
Other investments, at fair value	800,319	965,465
Short-term investments, at amortized cost and fair value	7,152	107,534
Total investments	13,765,654	13,769,979
Cash and cash equivalents	992,253	921,830
Restricted cash and cash equivalents	188,220	287,865
Accrued interest receivable	75,375	83,070
Insurance and reinsurance premium balances receivable	2,169,581	1,808,620
Reinsurance recoverable on unpaid and paid losses	2,036,099	1,926,145
Deferred acquisition costs	544,178	466,987
Prepaid reinsurance premiums	416,451	351,441
Receivable for investments sold	7,220	169
Goodwill and intangible assets	87,329	88,960
Other assets	274,981	250,670
Total assets	$20,557,341	$19,955,736

Liabilities
Reserve for losses and loss expenses	$9,703,583	$9,596,797
Unearned premiums	3,107,348	2,735,376
Insurance and reinsurance balances payable	301,830	249,186
Senior notes	991,562	990,790
Payable for investments purchased	303,916	188,176
Other liabilities	322,736	315,471
Total liabilities	14,730,975	14,075,796

Shareholders’ equity
Preferred shares	627,843	627,843
Common shares (2015: 176,222; 2014: 175,478 shares issued and 2015: 96,049; 2014: 99,426 shares outstanding)	2,202	2,191
Additional paid-in capital	2,230,278	2,285,016
Accumulated other comprehensive loss	(117,593)	(45,574)
Retained earnings	6,093,897	5,715,504
Treasury shares, at cost (2015: 80,173; 2014: 76,052 shares)	(3,010,261)	(2,763,859)
Total shareholders’ equity attributable to AXIS Capital	5,826,366	5,821,121
Noncontrolling interests	—	58,819
Total shareholders’ equity	5,826,366	5,879,940

Total liabilities and shareholders’ equity	$20,557,341	$19,955,736

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three months ended		Nine months ended
	2015	2014	2015	2014
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$919,341	$966,138	$2,764,605	$2,912,482
Net investment income	45,685	66,562	226,336	264,171
Other insurance related income	1,158	7,702	12,319	12,468
Termination fee received	280,000	—	280,000	—
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(32,301)	(9,431)	(62,762)	(12,121)
Other realized investment gains (losses)	(37,656)	86,879	(60,856)	133,450
Total net realized investment gains (losses)	(69,957)	77,448	(123,618)	121,329
Total revenues	1,176,227	1,117,850	3,159,642	3,310,450

Expenses
Net losses and loss expenses	560,387	552,064	1,652,868	1,662,097
Acquisition costs	182,744	185,950	537,549	549,848
General and administrative expenses	144,727	152,916	456,451	456,725
Foreign exchange gains	(28,088)	(72,292)	(69,200)	(58,353)
Interest expense and financing costs	12,918	20,344	38,114	56,913
Reorganization and related expenses	45,867	—	45,867	—
Total expenses	918,555	838,982	2,661,649	2,667,230

Income before income taxes	257,672	278,868	497,993	643,220
Income tax expense (benefit)	30	(4,098)	1,155	9,527
Net income	257,642	282,966	496,838	633,693
Amounts attributable from noncontrolling interests	—	(6,160)	—	(3,365)
Net income attributable to AXIS Capital	257,642	289,126	496,838	637,058
Preferred share dividends	10,022	10,022	30,066	30,066
Net income available to common shareholders	$247,620	$279,104	$466,772	$606,992

Per share data
Net income per common share:
Basic net income	$2.52	$2.71	$4.69	$5.74
Diluted net income	$2.50	$2.68	$4.65	$5.68
Weighted average number of common shares outstanding - basic	98,226	102,945	99,464	105,683
Weighted average number of common shares outstanding - diluted	99,124	104,247	100,468	106,953
Cash dividends declared per common share	$0.29	$0.27	$0.87	$0.81

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three months ended		Nine months ended
	2015	2014	2015	2014
	(in thousands)
Net income	$257,642	$282,966	$496,838	$633,693
Other comprehensive loss, net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period	(99,711)	(167,060)	(176,938)	24,874
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	74,810	(72,670)	128,770	(116,213)
Unrealized losses arising during the period, net of reclassification adjustment	(24,901)	(239,730)	(48,168)	(91,339)
Foreign currency translation adjustment	(14,626)	(10,000)	(23,851)	(3,551)
Total other comprehensive loss, net of tax	(39,527)	(249,730)	(72,019)	(94,890)
Comprehensive income	218,115	33,236	424,819	538,803
Amounts attributable from noncontrolling interests	—	(6,160)	—	(3,365)
Comprehensive income attributable to AXIS Capital	$218,115	$39,396	$424,819	$542,168

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
	(in thousands)
Preferred shares
Balance at beginning and end of period	$627,843	$627,843

Common shares (par value)
Balance at beginning of period	2,191	2,174
Shares issued	11	16
Balance at end of period	2,202	2,190

Additional paid-in capital
Balance at beginning of period	2,285,016	2,240,125
Shares issued - common shares	2,472	1,138
Cost of treasury shares reissued	(17,674)	(11,711)
Unsettled accelerated share repurchase	(60,000)	—
Stock options exercised	558	3,898
Share-based compensation expense	19,906	39,660
Balance at end of period	2,230,278	2,273,110

Accumulated other comprehensive income (loss)
Balance at beginning of period	(45,574)	117,825
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(28,192)	124,945
Unrealized losses arising during the period, net of reclassification adjustment	(48,168)	(91,339)
Non-credit portion of OTTI losses	—	—
Balance at end of period	(76,360)	33,606
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(17,382)	(7,120)
Foreign currency translation adjustments	(23,851)	(3,551)
Balance at end of period	(41,233)	(10,671)
Balance at end of period	(117,593)	22,935

Retained earnings
Balance at beginning of period	5,715,504	5,062,706
Net income	496,838	633,693
Amounts attributable from noncontrolling interests	—	3,365
Preferred share dividends	(30,066)	(30,066)
Common share dividends	(88,379)	(87,756)
Balance at end of period	6,093,897	5,581,942

Treasury shares, at cost
Balance at beginning of period	(2,763,859)	(2,232,711)
Shares repurchased for treasury	(264,076)	(468,531)
Cost of treasury shares reissued	17,674	11,711
Balance at end of period	(3,010,261)	(2,689,531)

Total shareholders’ equity attributable to AXIS Capital	5,826,366	5,818,489
Noncontrolling interests	—	61,635
Total shareholders' equity	$5,826,366	$5,880,124

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$496,838	$633,693
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	123,618	(121,329)
Net realized and unrealized gains on other investments	(17,616)	(45,868)
Amortization of fixed maturities	75,645	84,412
Other amortization and depreciation	26,219	17,669
Share-based compensation expense, net of cash payments	25,435	45,074
Changes in:
Accrued interest receivable	7,128	5,231
Reinsurance recoverable balances	(158,362)	(26,419)
Deferred acquisition costs	(77,348)	(100,461)
Prepaid reinsurance premiums	(69,016)	(22,271)
Reserve for loss and loss expenses	212,066	184,881
Unearned premiums	380,610	458,058
Insurance and reinsurance balances, net	(330,128)	(412,603)
Other items	7,841	35,674
Net cash provided by operating activities	702,930	735,741

Cash flows from investing activities:
Purchases of:
Fixed maturities	(8,110,841)	(8,782,175)
Equity securities	(240,415)	(510,332)
Mortgage loans	(129,431)	—
Other investments	(61,591)	(60,272)
Short-term investments	(34,147)	(562,427)
Proceeds from the sale of:
Fixed maturities	6,797,585	7,625,717
Equity securities	112,794	597,820
Other investments	244,353	205,112
Short-term investments	112,694	429,679
Proceeds from redemption of fixed maturities	1,107,175	785,183
Proceeds from redemption of short-term investments	22,337	64,071
Purchase of other assets	(18,401)	(20,306)
Change in restricted cash and cash equivalents	99,645	(52,884)
Impact of the deconsolidation of a variable interest entity	(71,649)	—
Net cash used in investing activities	(169,892)	(280,814)

Cash flows from financing activities:
Dividends paid - common shares	(89,611)	(90,092)
Repurchase of common shares	(332,097)	(468,531)
Dividends paid - preferred shares	(30,066)	(30,066)
Proceeds from issuance of common shares	3,042	5,052
Net proceeds from issuance of senior notes	—	494,344
Sales of shares to noncontrolling interests	—	25,000
Return of capital to noncontrolling interests	—	(10,000)
Net cash used in financing activities	(448,732)	(74,293)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(13,883)	(13,583)
Increase in cash and cash equivalents	70,423	367,051
Cash and cash equivalents - beginning of period	921,830	923,326
Cash and cash equivalents - end of period	$992,253	$1,290,377

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at September 30, 2015 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended September 30, 2015 and 2014 have not been audited. The balance sheet at December 31, 2014 is derived from our audited financial statements.

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

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2015			2014
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$606,704	$329,879	$936,583	$555,283	$341,531	$896,814
Net premiums written	381,118	296,099	677,217	363,571	323,652	687,223
Net premiums earned	444,550	474,791	919,341	461,805	504,333	966,138
Other insurance related income	542	616	1,158	—	7,702	7,702
Net losses and loss expenses	(283,272)	(277,115)	(560,387)	(289,207)	(262,857)	(552,064)
Acquisition costs	(69,118)	(113,626)	(182,744)	(71,264)	(114,686)	(185,950)
General and administrative expenses	(85,814)	(35,309)	(121,123)	(85,750)	(36,612)	(122,362)
Underwriting income	$6,888	$49,357	56,245	$15,584	$97,880	113,464

Corporate expenses			(23,604)			(30,554)
Net investment income			45,685			66,562
Net realized investment gains (losses)			(69,957)			77,448
Foreign exchange gains			28,088			72,292
Interest expense and financing costs			(12,918)			(20,344)
Termination fee received			280,000			—
Reorganization and related expenses			(45,867)			—
Income before income taxes			$257,672			$278,868

Net loss and loss expense ratio	63.7%	58.4%	61.0%	62.6%	52.1%	57.1%
Acquisition cost ratio	15.5%	23.9%	19.9%	15.4%	22.7%	19.2%
General and administrative expense ratio	19.4%	7.4%	15.7%	18.6%	7.3%	15.9%
Combined ratio	98.6%	89.7%	96.6%	96.6%	82.1%	92.2%

Goodwill and intangible assets	$87,329	$—	$87,329	$88,740	$—	$88,740

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2015			2014
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,970,554	$1,833,374	$3,803,928	$1,911,102	$2,038,377	$3,949,479
Net premiums written	1,352,122	1,727,185	3,079,307	1,361,351	1,990,607	3,351,958
Net premiums earned	1,344,339	1,420,266	2,764,605	1,368,683	1,543,799	2,912,482
Other insurance related income	811	11,508	12,319	—	12,468	12,468
Net losses and loss expenses	(866,580)	(786,288)	(1,652,868)	(859,093)	(803,004)	(1,662,097)
Acquisition costs	(200,493)	(337,056)	(537,549)	(207,360)	(342,488)	(549,848)
General and administrative expenses	(261,924)	(110,701)	(372,625)	(257,208)	(106,987)	(364,195)
Underwriting income	$16,153	$197,729	213,882	$45,022	$303,788	348,810

Corporate expenses			(83,826)			(92,530)
Net investment income			226,336			264,171
Net realized investment gains (losses)			(123,618)			121,329
Foreign exchange gains			69,200			58,353
Interest expense and financing costs			(38,114)			(56,913)
Termination fee received			280,000			—
Reorganization and related expenses			(45,867)			—
Income before income taxes			$497,993			$643,220

Net loss and loss expense ratio	64.5%	55.4%	59.8%	62.8%	52.0%	57.1%
Acquisition cost ratio	14.9%	23.7%	19.4%	15.2%	22.2%	18.9%
General and administrative expense ratio	19.5%	7.8%	16.5%	18.7%	6.9%	15.6%
Combined ratio	98.9%	86.9%	95.7%	96.7%	81.1%	91.6%

Goodwill and intangible assets	$87,329	$—	$87,329	$88,740	$—	$88,740

3.	GOODWILL AND INTANGIBLES

On April 1, 2015, the Company announced that it completed the acquisition of Ternian Insurance Group LLC ("Ternian"), a leading provider of voluntary, limited benefit affordable health plans and other employee benefits coverage for hourly and part-time workers and their families. The Company recognized intangible assets of $13 million associated with this acquisition.

During September 2015, as part of its profitability enhancement initiatives, the Company decided to wind-down all of its retail insurance operations in Australia. As a result of this decision, the Company recognized an impairment of an associated finite-lived intangible asset. The impaired intangible asset related to the purchase of an Australian distribution network in 2009, and had an initial expected useful life of thirty years. The impairment expense of $13 million has been included as part of the reorganization and related expenses in the Consolidated Statement of Operations.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	GOODWILL AND INTANGIBLES (CONTINUED)

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Net balance at December 31, 2014	$47,148	$26,036	$15,776	$88,960
Acquisition of Ternian	—	—	13,330	13,330
Amortization	n/a	n/a	(2,022)	(2,022)
Impairment charges	—	—	(12,939)	(12,939)
Net balance at September 30, 2015	$47,148	$26,036	$14,145	$87,329

Gross balance at September 30, 2015	$42,237	$26,036	$29,166	$97,439
Accumulated amortization	n/a	n/a	(15,021)	(15,021)
Foreign currency translation adjustment	4,911	—	—	4,911
Net balance at September 30, 2015	$47,148	$26,036	$14,145	$87,329

n/a – not applicable
We estimate that the amortization expense for our total intangible assets with a finite life for the next three months will be less than $1 million and annual amortization expense for 2016 through 2018 will be approximately $2 million and 2019 through 2020 will be approximately $1 million each year. The estimated remaining useful lives of these assets range from three to nine years.
Intangible assets with an indefinite life consist primarily of U.S. state licenses that provide a legal right to transact business indefinitely.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At September 30, 2015
Fixed maturities
U.S. government and agency	$1,867,800	$9,517	$(12,859)	$1,864,458	$—
Non-U.S. government	835,965	3,888	(67,139)	772,714	—
Corporate debt	4,540,189	29,437	(77,543)	4,492,083	—
Agency RMBS(1)	2,172,782	38,239	(3,313)	2,207,708	—
CMBS(2)	1,069,887	11,623	(3,651)	1,077,859	—
Non-Agency RMBS	103,180	2,173	(1,456)	103,897	(886)
ABS(3)	1,448,536	2,138	(11,451)	1,439,223	—
Municipals(4)	178,919	3,780	(1,046)	181,653	—
Total fixed maturities	$12,217,258	$100,795	$(178,458)	$12,139,595	$(886)

Equity securities
Exchange-traded funds	563,262	21,835	(17,704)	567,393
Bond mutual funds	122,200	—	(436)	121,764
Total equity securities	$685,462	$21,835	$(18,140)	$689,157

At December 31, 2014
Fixed maturities
U.S. government and agency	$1,645,068	$3,337	$(28,328)	$1,620,077	$—
Non-U.S. government	1,080,601	7,383	(54,441)	1,033,543	—
Corporate debt	4,386,432	40,972	(66,280)	4,361,124	—
Agency RMBS(1)	2,241,581	40,762	(4,235)	2,278,108	—
CMBS(2)	1,085,618	13,289	(2,019)	1,096,888	—
Non-Agency RMBS	71,236	2,765	(915)	73,086	(889)
ABS(3)	1,475,026	2,748	(16,188)	1,461,586	—
Municipals(4)	200,411	5,282	(832)	204,861	—
Total fixed maturities	$12,185,973	$116,538	$(173,238)	$12,129,273	$(889)

Equity securities
Exchange-traded funds	416,063	43,583	(4,756)	454,890
Bond mutual funds	115,585	—	(2,768)	112,817
Total equity securities	$531,648	$43,583	$(7,524)	$567,707

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by VIEs. These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge funds and drawdown funds) and

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 4(c)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs and accordingly we are not the primary beneficiary for any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At September 30, 2015
Maturity
Due in one year or less	$430,729	$428,014	3.4%
Due after one year through five years	4,472,042	4,429,743	36.5%
Due after five years through ten years	2,209,980	2,149,330	17.7%
Due after ten years	310,122	303,821	2.5%
	7,422,873	7,310,908	60.1%
Agency RMBS	2,172,782	2,207,708	18.2%
CMBS	1,069,887	1,077,859	8.9%
Non-Agency RMBS	103,180	103,897	0.9%
ABS	1,448,536	1,439,223	11.9%
Total	$12,217,258	$12,139,595	100.0%

At December 31, 2014
Maturity
Due in one year or less	$424,077	$423,265	3.5%
Due after one year through five years	4,925,780	4,892,411	40.3%
Due after five years through ten years	1,755,248	1,695,641	14.0%
Due after ten years	207,407	208,288	1.7%
	7,312,512	7,219,605	59.5%
Agency RMBS	2,241,581	2,278,108	18.8%
CMBS	1,085,618	1,096,888	9.0%
Non-Agency RMBS	71,236	73,086	0.6%
ABS	1,475,026	1,461,586	12.1%
Total	$12,185,973	$12,129,273	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At September 30, 2015
Fixed maturities
U.S. government and agency	$121,077	$(8,479)	$582,387	$(4,380)	$703,464	$(12,859)
Non-U.S. government	137,816	(46,343)	269,400	(20,796)	407,216	(67,139)
Corporate debt	368,525	(34,296)	2,056,431	(43,247)	2,424,956	(77,543)
Agency RMBS	67,859	(1,063)	493,436	(2,250)	561,295	(3,313)
CMBS	75,560	(971)	271,340	(2,680)	346,900	(3,651)
Non-Agency RMBS	6,294	(675)	59,911	(781)	66,205	(1,456)
ABS	553,123	(8,703)	489,771	(2,748)	1,042,894	(11,451)
Municipals	14,950	(647)	32,970	(399)	47,920	(1,046)
Total fixed maturities	$1,345,204	$(101,177)	$4,255,646	$(77,281)	$5,600,850	$(178,458)

Equity securities
Exchange-traded funds	25,984	(4,141)	281,414	(13,563)	307,398	(17,704)
Bond mutual funds	—	—	121,733	(436)	121,733	(436)
Total equity securities	$25,984	$(4,141)	$403,147	$(13,999)	$429,131	$(18,140)

At December 31, 2014
Fixed maturities
U.S. government and agency	$388,551	$(24,319)	$786,850	$(4,009)	$1,175,401	$(28,328)
Non-U.S. government	143,602	(29,171)	435,670	(25,270)	579,272	(54,441)
Corporate debt	26,708	(2,221)	2,199,672	(64,059)	2,226,380	(66,280)
Agency RMBS	259,914	(3,084)	333,288	(1,151)	593,202	(4,235)
CMBS	68,624	(925)	256,225	(1,094)	324,849	(2,019)
Non-Agency RMBS	6,689	(613)	13,442	(302)	20,131	(915)
ABS	425,663	(10,325)	750,679	(5,863)	1,176,342	(16,188)
Municipals	34,462	(644)	25,284	(188)	59,746	(832)
Total fixed maturities	$1,354,213	$(71,302)	$4,801,110	$(101,936)	$6,155,323	$(173,238)

Equity securities
Exchange-traded funds	—	—	91,275	(4,756)	91,275	(4,756)
Bond mutual funds	—	—	112,817	(2,768)	112,817	(2,768)
Total equity securities	$—	$—	$204,092	$(7,524)	$204,092	$(7,524)

Fixed Maturities

At September 30, 2015, 1,712 fixed maturities (2014: 1,388) were in an unrealized loss position of $178 million (2014: $173 million), of which $27 million (2014: $36 million) was related to securities below investment grade or not rated.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

At September 30, 2015, 390 (2014: 223) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $1,345 million (2014: $1,354 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at September 30, 2015, and were expected to recover in value as the securities approach maturity. Further, at September 30, 2015, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At September 30, 2015, 36 securities (2014: 9) were in an unrealized loss position of $18 million (2014: $8 million).

At September 30, 2015, 1 security (2014: none), was in a continuous unrealized loss position for 12 months or greater. Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at September 30, 2015.

b) Mortgage Loans

The following table provides a breakdown of our mortgage loans held-for-investment:

	September 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$129,431	100%	$—	—%
	129,431	100%	—	—%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$129,431	100%	$—	—%

For commercial mortgage loans, the primary credit quality indicator is the debt service coverage ratio (which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan, generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss) and the loan-to-value ratio (loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral, generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss). The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis.

The commercial mortgage loans have debt service coverage ratios in excess of 1.5x and loan-to-value ratios of less than 65%; there are no credit losses associated with the commercial mortgage loans that we hold at September 30, 2015.

We have a high quality mortgage loan portfolio with no past due amounts at September 30, 2015.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

c) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds, real estate funds and CLO Equities, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At September 30, 2015
Long/short equity funds	$154,099	19%	Quarterly, Semi-annually, Annually	45-60 days
Multi-strategy funds	341,452	43%	Quarterly, Semi-annually	60-95 days
Event-driven funds	140,343	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	75	—%	n/a	n/a
Direct lending funds	79,283	10%	n/a	n/a
Real estate funds	4,369	1%	n/a	n/a
CLO - Equities	80,698	9%	n/a	n/a
Total other investments	$800,319	100%

At December 31, 2014
Long/short equity funds	$298,907	31%	Quarterly, Semi-annually	30-60 days
Multi-strategy funds	324,020	34%	Quarterly, Semi-annually	60-95 days
Event-driven funds	185,899	19%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	9,713	1%	Quarterly	65 days
Direct lending funds	54,438	6%	n/a	n/a
Real estate funds	—	—%	n/a	n/a
CLO - Equities	92,488	9%	n/a	n/a
Total other investments	$965,465	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

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

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2015 and 2014, neither of these restrictions impacted our redemption requests. At September 30, 2015, $90 million (2014: $87 million), representing 14% (2014: 11%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiration of these lockup periods range from September 2015 to April 2018.

At September 30, 2015, we have $234 million (2014: $88 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
During 2013, we made a $60 million commitment as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in March, 2019. The General Partner then has the option to extend the term by up to three years. At September 30, 2015, $23 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the multi-strategy funds line of the table above.
During 2015, we made a $100 million commitment as a limited partner in a fund which invests in real estate and real estate securities and businesses. The fund is subject to a three year commitment period and a total fund life of eight years during which time we are not eligible to redeem our investment. At September 30, 2015, $95 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the real estate funds line of the table above.

During 2015, we made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund is subject to an investment term of seven years and the General Partners have the option to extend the term by up to two years. At September 30, 2015, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

d) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Fixed maturities	$75,980	$74,996	$220,066	$226,475
Other investments	(27,421)	(3,384)	17,616	45,868
Equity securities	3,445	2,022	7,795	9,609
Mortgage loans	482	—	776	—
Cash and cash equivalents	993	2,081	3,770	9,127
Short-term investments	83	141	277	600
Gross investment income	53,562	75,856	250,300	291,679
Investment expenses	(7,877)	(9,294)	(23,964)	(27,508)
Net investment income	$45,685	$66,562	$226,336	$264,171

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

e) Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Gross realized gains
Fixed maturities and short-term investments	$12,126	$17,638	$44,853	$78,057
Equities	232	81,888	447	133,764
Gross realized gains	12,358	99,526	45,300	211,821
Gross realized losses
Fixed maturities and short-term investments	(54,867)	(8,527)	(111,432)	(56,623)
Equities	(1,559)	(7,120)	(1,952)	(12,104)
Gross realized losses	(56,426)	(15,647)	(113,384)	(68,727)
Net OTTI recognized in earnings	(32,301)	(9,431)	(62,762)	(12,121)
Change in fair value of investment derivatives(1)	6,412	3,000	7,228	(9,644)
Net realized investment gains (losses)	$(69,957)	$77,448	$(123,618)	$121,329

(1) Refer to Note 6 – Derivative Instruments

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Fixed maturities:
Non-U.S. government	$1,295	$3,380	$2,717	$5,192
Corporate debt	20,587	1,031	38,396	1,112
Non-Agency RMBS	—	—	4	—
ABS	84	—	124	56
Municipals	—	418	—	418
	21,966	4,829	41,241	6,778
Equity Securities
Common stocks	—	—	—	741
Exchange-traded funds	10,335	4,602	10,335	4,602
Bond mutual funds	—	—	11,186	—
	10,335	4,602	21,521	5,343
Total OTTI recognized in earnings	$32,301	$9,431	$62,762	$12,121

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Balance at beginning of period	$1,564	$1,581	$1,531	$1,594
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	—	—	33	—
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(43)	(23)	(43)	(36)
Balance at end of period	$1,521	$1,558	$1,521	$1,558

f) Reverse Repurchase Agreements

At September 30, 2015, we held $157 million (2014: $110 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

At September 30, 2015, our direct investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At September 30, 2015
Assets
Fixed maturities
U.S. government and agency	$1,834,673	$29,785	$—	$1,864,458
Non-U.S. government	—	772,714	—	772,714
Corporate debt	—	4,430,359	61,724	4,492,083
Agency RMBS	—	2,207,708	—	2,207,708
CMBS	—	1,066,541	11,318	1,077,859
Non-Agency RMBS	—	103,897	—	103,897
ABS	—	1,439,116	107	1,439,223
Municipals	—	181,653	—	181,653
	1,834,673	10,231,773	73,149	12,139,595
Equity securities
Exchange-traded funds	567,393	—	—	567,393
Bond mutual funds	—	121,764	—	121,764
	567,393	121,764	—	689,157
Other investments
Hedge funds	—	156,839	479,130	635,969
Direct lending funds	—	—	79,283	79,283
Real estate funds	—	—	4,369	4,369
CLO - Equities	—	—	80,698	80,698
	—	156,839	643,480	800,319
Short-term investments	—	7,152	—	7,152
Derivative instruments (see Note 6)	—	2,573	35	2,608
Insurance-linked securities	—	—	25,012	25,012
Total Assets	$2,402,066	$10,520,101	$741,676	$13,663,843
Liabilities
Derivative instruments (see Note 6)	$—	$9,345	$6,962	$16,307
Cash settled awards (see Note 8)	—	22,837	—	22,837
Total Liabilities	$—	$32,182	$6,962	$39,144

At December 31, 2014
Assets
Fixed maturities
U.S. government and agency	$1,497,922	$122,155	$—	$1,620,077
Non-U.S. government	—	1,033,543	—	1,033,543
Corporate debt	—	4,345,287	15,837	4,361,124
Agency RMBS	—	2,278,108	—	2,278,108
CMBS	—	1,079,125	17,763	1,096,888
Non-Agency RMBS	—	73,086	—	73,086
ABS	—	1,421,555	40,031	1,461,586
Municipals	—	204,861	—	204,861
	1,497,922	10,557,720	73,631	12,129,273
Equity securities
Exchange-traded funds	454,890	—	—	454,890
Bond mutual funds	—	112,817	—	112,817
	454,890	112,817	—	567,707
Other investments
Hedge funds	—	347,621	470,918	818,539
Direct lending funds	—	—	54,438	54,438
Real estate funds	—	—	—	—
CLO - Equities	—	—	92,488	92,488
	—	347,621	617,844	965,465
Short-term investments	—	107,534	—	107,534
Derivative instruments (see Note 6)	—	7,153	111	7,264
Insurance-linked securities	—	—	—	—
Total Assets	$1,952,812	$11,132,845	$691,586	$13,777,243
Liabilities
Derivative instruments (see Note 6)	$—	$3,041	$15,288	$18,329
Cash settled awards (see Note 8)	—	20,518	—	20,518
Total Liabilities	$—	$23,559	$15,288	$38,847

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2015 and 2014, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds and our CLO fund priced using NAV as a practical expedient and certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at September 30, 2015 for our investments classified as Level 3 in the fair value hierarchy. These significant unobservable inputs have not changed significantly from December 31, 2014.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO - Equities	$34,996	Discounted cash flow	Default rates	4.0% - 5.0%	4.3%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	3.0% - 3.5%	3.3%
			Estimated maturity dates	2.6 - 4.1 years	3.3 years

Derivatives - Weather derivatives, net	$(6,927)	Simulation model	Weather curve	30 - 2830(1)	n/a (2)
			Weather standard deviation	78 - 240(1)	n/a (2)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended September 30, 2015
Fixed maturities
Corporate debt	$43,008	$—	$—	$(2)	$300	$22,821	$—	$(4,403)	$61,724	$—
CMBS	21,900	—	(9,902)	—	(219)	—	—	(461)	11,318	—
ABS	110	—	—	—	—	—	—	(3)	107	—
	65,018	—	(9,902)	(2)	81	22,821	—	(4,867)	73,149	—
Other investments
Hedge funds	524,736	—	—	(20,606)	—	—	—	(25,000)	479,130	(20,606)
Direct lending funds	73,628	—	—	2,337	—	4,610	—	(1,292)	79,283	2,337
Real estate funds	3,000	—	—	(1,131)	—	2,500	—	—	4,369	(1,131)
CLO - Equities	90,814	—	—	(3,938)	—	—	—	(6,178)	80,698	(3,938)
	692,178	—	—	(23,338)	—	7,110	—	(32,470)	643,480	(23,338)
Other assets
Derivative instruments	240	—	—	35	—	—	—	(240)	35	35
Insurance-linked securities	24,837	—	—	175	—	—	—	—	25,012	175
	25,077	—	—	210	—	—	—	(240)	25,047	210
Total assets	$782,273	$—	$(9,902)	$(23,130)	$81	$29,931	$—	$(37,577)	$741,676	$(23,128)

Other liabilities
Derivative instruments	$818	$—	$—	$(331)	$—	$6,475	$—	$—	$6,962	$(331)
Total liabilities	$818	$—	$—	$(331)	$—	$6,475	$—	$—	$6,962	$(331)

Nine months ended September 30, 2015
Fixed maturities
Corporate debt	$15,837	$—	$—	$(2)	$724	$54,445	$—	$(9,280)	$61,724	$—
CMBS	17,763	5,072	(9,902)	—	(543)	—	—	(1,072)	11,318	—
ABS	40,031	—	(39,851)	—	105	—	—	(178)	107	—
	73,631	5,072	(49,753)	(2)	286	54,445	—	(10,530)	73,149	—
Other investments
Hedge funds	470,918	—	—	6,688	—	32,000	—	(30,476)	479,130	6,688
Direct lending funds	54,438	—	—	3,844	—	24,091	—	(3,090)	79,283	3,844
Real estate funds	—	—	—	(1,131)	—	5,500	—	—	4,369	(1,131)
CLO - Equities	92,488	—	—	7,259	—	—	—	(19,049)	80,698	7,259
	617,844	—	—	16,660	—	61,591	—	(52,615)	643,480	16,660
Other assets
Derivative instruments	111	—	—	(792)	—	—	—	716	35	35
Insurance-linked securities	—	—	—	12	—	25,000	—	—	25,012	12
	111	—	—	(780)	—	25,000	—	716	25,047	47
Total assets	$691,586	$5,072	$(49,753)	$15,878	$286	$141,036	$—	$(62,429)	$741,676	$16,707

Other liabilities
Derivative instruments	$15,288	$—	$—	$(12,053)	$—	$8,698	$—	$(4,971)	$6,962	$(318)
Total liabilities	$15,288	$—	$—	$(12,053)	$—	$8,698	$—	$(4,971)	$6,962	$(318)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended September 30, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CMBS	3,933	10,795	—	—	(31)	—	—	(77)	14,620	—
ABS	30,883	42,039	—	—	882	—	—	(13,269)	60,535	—
	34,816	52,834	—	—	851	—	—	(13,346)	75,155	—
Other investments
Hedge funds	476,808	—	(32,255)	(4,205)	—	6,000	—	(1,857)	444,491	(4,344)
Direct lending funds	33,467	—	—	627	—	10,086	—	(344)	43,836	627
Real estate funds	—	—	—	—	—	—	—	—	—	—
CLO - Equities	91,106	—	—	5,729	—	6,674	—	(6,376)	97,133	5,729
	601,381	—	(32,255)	2,151	—	22,760	—	(8,577)	585,460	2,012
Other assets
Derivative instruments	—	—	—	228	—	—	—	—	228	228
Insurance-linked securities	—	—	—	—	—	—	—	—	—	—
	—	—	—	228	—	—	—	—	228	228
Total assets	$636,197	$52,834	$(32,255)	$2,379	$851	$22,760	$—	$(21,923)	$660,843	$2,240

Other liabilities
Derivative instruments	$750	$—	$—	$(272)	$—	$7,587	$—	$(419)	$7,646	$59
Total liabilities	$750	$—	$—	$(272)	$—	$7,587	$—	$(419)	$7,646	$59

Nine months ended September 30, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
CMBS	4,018	10,795	—	—	(74)	—	—	(119)	14,620	—
ABS	30,799	42,167	—	—	1,060	—	—	(13,491)	60,535	—
	34,817	52,962	—	—	986	—	—	(13,610)	75,155	—
Other investments
Hedge funds	461,055	—	(32,255)	16,718	—	13,500	—	(14,527)	444,491	16,579
Direct lending funds	22,134	—	—	1,546	—	20,831	—	(675)	43,836	1,546
Real estate funds	—	—	—	—	—	—	—	—	—	—
CLO - Equities	73,866	—	—	17,060	—	25,941	—	(19,734)	97,133	17,060
	557,055	—	(32,255)	35,324	—	60,272	—	(34,936)	585,460	35,185
Other assets
Derivative instruments	984	—	—	5,239	—	—	—	(5,995)	228	228
Insurance-linked securities	—	—	—	—	—	—	—	—	—	—
	984	—	—	5,239	—	—	—	(5,995)	228	228
Total assets	$592,856	$52,962	$(32,255)	$40,563	$986	$60,272	$—	$(54,541)	$660,843	$35,413

Other liabilities
Derivative instruments	$815	$—	$—	$624	$—	$8,427	$—	$(2,220)	$7,646	$59
Total liabilities	$815	$—	$—	$624	$—	$8,427	$—	$(2,220)	$7,646	$59

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

Transfers into Level 3 from Level 2

There were no transfers to Level 3 from Level 2 made during the three months ended September 30, 2015. The transfers to Level 3 from Level 2 made during the three and nine months ended September 30, 2014 and during the nine months ended September 30, 2015 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made during the three and nine months ended September 30, 2015 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities. The transfers to Level 2 from Level 3 made during the three and nine months ended September 30, 2014 related to certain hedge funds where we have the ability to liquidate holdings at the reported NAV in the near term due to the expiry of lockup provisions.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at September 30, 2015, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

The carrying value of mortgage loans held-for-investment approximated their fair value at September 30, 2015, due to the fact that the loans were issued during the year. The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans. Mortgage loans are not actively traded, their respective fair values are classified within Level 3.

At September 30, 2015, our senior notes are recorded at amortized cost with a carrying value of $992 million (2014: $991 million) and have a fair value of $1,081 million (2014: $1,089 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

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

	September 30, 2015			December 31, 2014
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	$218,921	$1,422	$22	$161,678	$3,925	$12
Interest rate swaps	—	—	—	140,000	—	248
Relating to underwriting portfolio:
Foreign exchange forward contracts	712,136	—	9,323	577,836	3,228	2,781
Weather-related contracts	53,206	35	6,962	58,124	111	15,288
Commodity contracts	77,875	1,151	—	—	—	—
Total derivatives		$2,608	$16,307		$7,264	$18,329

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

	September 30, 2015			December 31, 2014
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$8,943	$(6,335)	$2,608	$15,125	$(7,861)	$7,264
Derivative liabilities	$22,642	$(6,335)	$16,307	$26,190	$(7,861)	$18,329

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$6,412	$7,034	$11,234	$3,350
Interest rate swaps	Net realized investment gains (losses)	—	(4,034)	(4,006)	(12,994)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	(5,210)	(21,915)	(21,494)	(8,784)
Weather-related contracts	Other insurance related income	307	668	11,274	4,730
Commodity contracts	Other insurance related income	(33)	7,530	(923)	9,243
Total		$1,476	$(10,717)	$(3,915)	$(4,455)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Nine months ended September 30,	2015	2014

Gross reserve for losses and loss expenses, beginning of period	$9,596,797	$9,582,140
Less reinsurance recoverable on unpaid losses, beginning of period	(1,890,280)	(1,900,112)
Net reserve for unpaid losses and loss expenses, beginning of period	7,706,517	7,682,028

Net incurred losses and loss expenses related to:
Current year	1,818,672	1,855,482
Prior years	(165,804)	(193,385)
	1,652,868	1,662,097
Net paid losses and loss expenses related to:
Current year	(185,953)	(202,364)
Prior years	(1,293,776)	(1,165,215)
	(1,479,729)	(1,367,579)

Foreign exchange and other	(183,360)	(139,313)

Net reserve for unpaid losses and loss expenses, end of period	7,696,296	7,837,233
Reinsurance recoverable on unpaid losses, end of period	2,007,287	1,914,670
Gross reserve for losses and loss expenses, end of period	$9,703,583	$9,751,903

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Insurance	$2,444	$9,488	$21,225	$54,059
Reinsurance	42,681	55,050	144,579	139,326
Total	$45,125	$64,538	$165,804	$193,385

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development in liability, motor, credit and surety and professional reinsurance lines in the three and nine months ended September 30, 2015 also contributed. The net favorable prior year reserve development was partially offset by net adverse prior year reserve development in the professional and liability insurance lines in the three and nine months ended September 30, 2015, and the credit and political risk line which impacted the nine months ended September 30, 2015.

For the three and nine months ended September 30, 2014, net favorable prior year reserve development was also reported in the professional, motor and liability reinsurance lines. The net favorable prior year development in the three and nine months ended September 30, 2014, was partially offset by net adverse prior year reserve development in the liability insurance line.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $38 million and $61 million of the total net favorable prior year reserve development for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, these short-tail lines contributed $112 million and $162 million, respectively, of the net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance lines, credit and political risk insurance lines and credit and surety reinsurance business. In the three and nine months ended September 30, 2015, the reinsurance professional lines contributed $1 million and $25 million of net favorable development, respectively, and in the three and nine months ended September 30, 2014, these lines contributed $10 million and $22 million, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of net favorable development. In the three and nine months ended September 30, 2015, the insurance professional lines recorded adverse prior year reserve development of $15 million and $16 million, respectively. This adverse development was primarily the result of strengthening in our Australian book of business during the third quarter of 2015.

In the three and nine months ended September 30, 2015, the credit and surety lines recorded net favorable prior year reserve development of $7 million and $19 million, respectively. This net favorable development reflected the recognition of better than expected loss emergence. In the nine months ended September 30, 2015, we recorded net adverse prior year reserve development of $15 million in our credit and political risk insurance lines relating primarily to an increase in loss estimates for one specific claim.

Our long-tail business consists primarily of liability and motor lines. Our liability reinsurance lines and motor business contributed additional net favorable prior year reserve development of $20 million and $8 million in the three months ended September 30, 2015, and 2014, respectively. In the nine months ended September 30, 2015 and 2014, these long-tail lines contributed $64 million and $19 million, respectively. The net favorable development for these classes primarily reflected the greater weight management is giving to experience based indications and our experience which has generally been favorable for the 2003 through 2010 accident years. In the three and nine months ended September 30, 2015, we recorded net adverse prior year reserve development of $6 million and $23 million, respectively, in our liability insurance lines, while in the three and nine months ended September 30, 2014, we recorded net adverse prior year reserve development of $14 million in both periods. The net adverse development in the insurance liability lines related primarily to an increase in loss estimates for specific individual claim reserves as well as a higher frequency of large auto liability claims.

The frequency and severity of catastrophe and weather-related activity was high in recent years and our September 30, 2015 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami, the three New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

8.	SHARE-BASED COMPENSATION

For the three months ended September 30, 2015, we incurred share-based compensation costs of $11 million (2014: $18 million) and recorded associated tax benefits of $3 million (2014: $4 million). For the nine months ended September 30, 2015, we incurred share-based compensation costs of $41 million (2014: $54 million) and recorded associated tax benefits of $11 million (2014: $10 million).

The fair value of shares vested during the nine months ended September 30, 2015 was $73 million (2014: $66 million). At September 30, 2015 there were $107 million of unrecognized share-based compensation costs, which are expected to be recognized over the weighted average period of 2.3 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)

Awards to settle in shares

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the nine months ended September 30, 2015:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested restricted stock - beginning of period	347	$37.34	2,768	$38.70
Granted	104	53.32	556	51.69
Vested	—	—	(1,131)	36.35
Forfeited	(250)	34.42	(249)	43.07
Nonvested restricted stock - end of period	201	$49.24	1,944	$43.21

Cash-settled awards

During 2015 we also granted 486,508 restricted stock units that will settle in cash rather than shares when the awards ultimately vest; of which 18,659 restricted stock units are performance based and 467,849 restricted stock units are service based. At September 30, 2015, the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheets, was $23 million (2014: $14 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Basic earnings per common share
Net income	$257,642	$282,966	$496,838	$633,693
Less: Amounts attributable from noncontrolling interests	—	(6,160)	—	(3,365)
Less: preferred share dividends	10,022	10,022	30,066	30,066
Net income available to common shareholders	247,620	279,104	466,772	606,992
Weighted average common shares outstanding - basic(1)	98,226	102,945	99,464	105,683
Basic earnings per common share	$2.52	$2.71	$4.69	$5.74

Diluted earnings per common share
Net income available to common shareholders	$247,620	$279,104	$466,772	$606,992

Weighted average common shares outstanding - basic(1)	98,226	102,945	99,464	105,683
Stock compensation plans	898	1,302	1,004	1,270
Weighted average common shares outstanding - diluted(1)	99,124	104,247	100,468	106,953

Diluted earnings per common share	$2.50	$2.68	$4.65	$5.68

Anti-dilutive shares excluded from the dilutive computation	—	3	219	376

(1)
On August 17, 2015, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement (see 'Note 10 - Shareholders' Equity' for additional detail). The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share reflects the Company’s initial receipt of 4,149,378 shares pursuant to the ASR program for the three and nine months ended September 30, 2015. The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include additional shares, if any, the Company may receive upon final settlement of the ASR program.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    SHAREHOLDERS' EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Shares issued, balance at beginning of period	176,206	175,315	175,478	174,134
Shares issued	16	84	744	1,265
Total shares issued at end of period	176,222	175,399	176,222	175,399

Treasury shares, balance at beginning of period	(75,922)	(71,409)	(76,052)	(64,649)
Shares repurchased	(4,257)	(3,169)	(4,607)	(10,263)
Shares reissued from treasury	6	6	486	340
Total treasury shares at end of period	(80,173)	(74,572)	(80,173)	(74,572)

Total shares outstanding	96,049	100,827	96,049	100,827

Treasury Shares

The following table presents our share repurchases:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

In the open market:
Total shares(1)	4,248	3,159	4,264	9,838
Total cost	$245,658	$150,000	$246,490	$450,000
Average price per share(2)	$57.83	$47.49	$57.80	$45.74

From employees:
Total shares	9	10	343	425
Total cost	$489	$449	$17,586	$18,532
Average price per share(2)	$55.59	$45.39	$51.28	$43.65

Total shares repurchased:
Total shares	4,257	3,169	4,607	10,263
Total cost	$246,147	$150,449	$264,076	$468,532
Average price per share(2)	$57.83	$47.48	$57.32	$45.65

(1) Includes 4,149,378 shares initially acquired under the accelerated share repurchase program (see below for more detail).
(2) Calculated using whole figures.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	SHAREHOLDERS' EQUITY (CONTINUED)

Accelerated Share Repurchase Program

On August 17, 2015, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Goldman, Sachs & Co. (“Goldman Sachs”) to repurchase an aggregate of $300 million of the Company’s ordinary shares under an accelerated share repurchase program.

During August, 2015, under the terms of this agreement, the Company paid $300 million to Goldman Sachs and initially repurchased 4,149,378 ordinary shares. The initial shares acquired represented 80% of the $300 million total paid to Goldman Sachs and were calculated using the Company’s stock price at activation of the program. The ASR program is accounted for as an equity transaction. Accordingly, $240 million of shares repurchased are included as treasury shares in the Consolidated Balance Sheet with the remaining $60 million included as a reduction to additional paid-in capital until the completion of the ASR agreement.

The scheduled termination date of the ASR agreement is February 18, 2016 but Goldman Sachs may accelerate the termination at any time on, or after, November 18, 2015. The final number of shares to be delivered will be based on the Company’s volume-weighted average price (“VWAP”) for the period from August 18, 2015 to the termination date, less a discount.

Had the ASR agreement settled on September 30, 2015, Goldman Sachs would have been required to deliver to the Company an additional 1,372,048 shares of the Company’s common stock. Under the terms of the ASR agreement, if the Company’s VWAP over the full reference period is 10% higher than the VWAP calculated at September 30, 2015, Goldman Sachs will be required to deliver 865,066 ordinary shares; if the Company’s VWAP decreases by 10%, Goldman Sachs will be required to deliver 1,993,077 ordinary shares.

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

The reconciliation of the beginning and ending balances of the noncontrolling interests in Ventures Re for the periods indicated below was as follows:

Nine months ended September 30,	2015	2014

Balance at beginning of period	$58,819	$50,000
Increase from issuance of preferred equity to noncontrolling interests	—	25,000
Decrease from return of capital to noncontrolling interests	—	(10,000)
Amounts attributable from noncontrolling interests	—	(3,365)
Adjustment due to the adoption of revised accounting guidance effective January 1, 2015	(58,819)	—
Balance at end of period	$—	$61,635

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	DEBT AND FINANCING ARRANGEMENTS

On March 31, 2015, the Company entered into an amendment to reduce the maximum aggregate utilization capacity of our secured letter of credit facility with Citibank Europe plc (the "LOC Facility") from $750 million to $500 million. All other material terms and conditions remained unchanged.

At September 30, 2015, letters of credit outstanding under the LOC Facility totaled $345 million.

13.	COMMITMENTS AND CONTINGENCIES

Reinsurance Agreements

We purchase reinsurance coverage for various lines of our business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at September 30, 2015, we have outstanding reinsurance purchase commitments of $33 million, of which $3 million is due in 2015 while the remaining $30 million is due in 2016. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

Amalgamation Agreement with PartnerRe Ltd.

On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (the "Amalgamation Agreement") with PartnerRe Ltd., a Bermuda exempted company ("PartnerRe") pursuant to which the Company would amalgamate with PartnerRe, and the two companies would continue as a single Bermuda exempted company. On August 3, 2015, the Company announced that it has accepted a request from PartnerRe to terminate the Amalgamation Agreement. PartnerRe paid the Company $315 million to immediately terminate the Amalgamation Agreement, the amount comprising a termination fee of $280 million and a reimbursement of merger related expenses of $35 million.

Investments

At September 30, 2015, we have a $47 million commitment to purchase commercial mortgage loans. In addition we have a $20 million commitment to purchase securities with one of our fixed income managers.

Refer 'Note 4 - Investments' for information on commitments related to our other investments.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    OTHER COMPREHENSIVE LOSS

The tax effects allocated to each component of other comprehensive loss were as follows:

	2015			2014
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended September 30,
Available for sale investments:
Unrealized losses arising during the period	$(102,810)	$3,099	$(99,711)	$(176,278)	$9,218	$(167,060)
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	76,368	(1,558)	74,810	(74,306)	1,636	(72,670)
Unrealized losses arising during the period, net of reclassification adjustment	(26,442)	1,541	(24,901)	(250,584)	10,854	(239,730)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(14,626)	—	(14,626)	(10,000)	—	(10,000)
Total other comprehensive loss, net of tax	$(41,068)	$1,541	$(39,527)	$(260,584)	$10,854	$(249,730)

Nine months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period	$(183,822)	$6,884	$(176,938)	$37,858	$(12,984)	$24,874
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	130,858	(2,088)	128,770	(130,634)	14,421	(116,213)
Unrealized losses arising during the period, net of reclassification adjustment	(52,964)	4,796	(48,168)	(92,776)	1,437	(91,339)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(23,851)	—	(23,851)	(3,551)	—	(3,551)
Total other comprehensive loss, net of tax	$(76,815)	$4,796	$(72,019)	$(96,327)	$1,437	$(94,890)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014

Unrealized gains (losses) on available for sale investments
	Other realized investment gains (losses)	$(44,067)	$83,737	$(68,096)	$142,755
	OTTI losses	(32,301)	(9,431)	(62,762)	(12,121)
	Total before tax	(76,368)	74,306	(130,858)	130,634
	Income tax (expense) benefit	1,558	(1,636)	2,088	(14,421)
	Net of tax	$(74,810)	$72,670	$(128,770)	$116,213

(1)	Amounts in parentheses are debits to net income available to common shareholders.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	REORGANIZATION AND RELATED EXPENSES

During the third quarter of 2015, the Company implemented a number of profitability enhancement initiatives which resulted in a recognition of reorganization and related expenses of $46 million and additional corporate expenses of $5 million in the Consolidated Statement of Operations in the three months ended September 30, 2015. The reorganization and related expenses charge included staff severance and related costs, the write-off of certain information technology assets, lease cancellation costs and an impairment of certain customer-based intangibles following the decision to wind down Company's Australian retail insurance operations. Refer Note 3 to the Consolidated Financial Statements "Goodwill and Intangibles" for additional information on the intangible impairment charge.

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

THIRD QUARTER 2015 FINANCIAL HIGHLIGHTS

Third Quarter 2015 Consolidated Results of Operations

•	Net income available to common shareholders of $248 million, or $2.52 per common share and $2.50 per diluted common share

•	Operating income of $51 million, or $0.51 per diluted common share(1)

•	Gross premiums written of $937 million

•	Net premiums written of $677 million

•	Net premiums earned of $919 million

•	Net favorable prior year reserve development of $45 million

•
Estimated catastrophe and weather-related pre-tax net losses of $43 million, primarily related to the Tianjin port explosion loss of $30 million and U.S Weather events, compared to $22 million in catastrophe and weather-related losses incurred during the third quarter of 2014;

•	Underwriting income of $56 million and combined ratio of 96.6%

•	Net investment income of $46 million

•	Net realized investment losses of $70 million

•	Foreign exchange gains of $28 million

•
Total fee of $315 million received following the cancellation of the amalgamation agreement with PartnerRe Ltd. ("PartnerRe"), including $35 million received as reimbursement for merger related expenses

•	Pre-tax charges of $51 million relating to profitability enhancement initiatives including reorganization and related expenses of $46 million and incremental corporate expenses of $5 million
Third Quarter 2015 Consolidated Financial Condition

•	Total cash and investments of $14.9 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $20.6 billion

•	Reserve for losses and loss expenses of $9.7 billion and reinsurance recoverable of $2.0 billion

•	Total debt of $1.0 billion and the debt to total capital ratio of 14.5%

•
Following the termination of the definitive amalgamation agreement with PartnerRe on August 3, 2015, the Company reinstated its share repurchase program. The share repurchase program allows the Company to effect repurchases in open market or privately negotiated transactions. As part of this program, the Company entered into an accelerated share repurchase agreement to repurchase an aggregate of $300 million of the Company’s ordinary shares. Refer to Item 1, Note 10 to the Consolidated Financial Statements for additional information. At October 29, 2015 the remaining authorization under the repurchase program approved by our Board of Directors was $444 million

•	Common shareholders’ equity of $5.2 billion and diluted book value per common share of $53.68

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

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a leading global, diversified specialty insurance and reinsurance company, as measured by quality, sustainability and profitability. Our execution on this strategy in the first nine months of 2015 included:

•	continued rebalancing of our portfolio towards less-volatile lines of business that carry attractive rates;

•
development and implementation of specific initiatives designed to support profitable growth and enhance shareholder value by better aligning and deploying resources to focus on attractive opportunities, while delivering both greater efficiencies and increased levels of client and broker support around the world;

•	increased use of available reinsurance and retrocessional protection to optimize the risk-adjusted returns on our portfolio;

•
continued expansion of our third-party capital capabilities through AXIS Ventures Reinsurance Limited which was launched to manage capital for investors interested in deploying funds directly into the property-catastrophe and other short-tail business;

•	growth of our Weather and Commodity Markets business unit which offers parametric risk management solutions to clients whose profit margins are exposed to adverse weather and commodity price risks;

•	growth of our syndicate at Lloyd's which provides us with access to Lloyd's worldwide licenses and an extensive distribution network; and

•	continued growth of our accident and health line, which launched in 2010 and is focused on specialty accident and health products.

Amalgamation with PartnerRe Ltd.

On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (the "Amalgamation Agreement") with PartnerRe Ltd., a Bermuda exempted company ("PartnerRe") pursuant to which the Company would amalgamate with PartnerRe, and the two companies would continue as a single Bermuda exempted company. On August 3, 2015, the Company announced that it has accepted a request from PartnerRe to terminate the Amalgamation Agreement. PartnerRe paid the Company $315 million to immediately terminate the Amalgamation Agreement, the amount comprising a termination fee of $280 million and a reimbursement of merger-related expenses of $35 million.

Purchase of Ternian Insurance Group

On April 1, 2015, the Company announced that it completed the acquisition of Ternian Insurance Group LLC, a leading provider of voluntary, limited benefit, affordable health plans and other employee benefits coverage for hourly and part-time workers and their families.

Profitability Enhancement Initiatives

During the third quarter of 2015, the Company implemented a number of profitability enhancement initiatives which resulted in a recognition of reorganization and related expenses of $46 million and additional corporate expenses of $5 million in the Consolidated Statement of Operations in the three months ended September 30, 2015.

Refer to Item 1, Note 15 to the Consolidated Financial Statements for additional information.

Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2015	% Change	2014	2015	% Change	2014

Underwriting income:
Insurance	$6,888	(56%)	$15,584	$16,153	(64%)	$45,022
Reinsurance	49,357	(50%)	97,880	197,729	(35%)	303,788
Net investment income	45,685	(31%)	66,562	226,336	(14%)	264,171
Net realized investment gains (losses)	(69,957)	nm	77,448	(123,618)	nm	121,329
Other revenues (expenses), net	(8,464)	nm	25,492	(53,895)	(46%)	(100,617)
Termination fee received	280,000	nm	—	280,000	nm	—
Reorganization and related fees	(45,867)	nm	—	(45,867)	nm	—
Net income	257,642	(9%)	282,966	496,838	(22%)	633,693
Amounts attributable from noncontrolling interests	—	nm	6,160	—	nm	3,365
Preferred share dividends	(10,022)	—%	(10,022)	(30,066)	—%	(30,066)
Net income available to common shareholders	$247,620	(11%)	$279,104	$466,772	(23%)	$606,992

Operating income	$51,031	(62%)	$132,770	$280,682	(37%)	$442,581

nm – not meaningful

Underwriting Results

Total underwriting income in the three months ended September 30, 2015 was $56 million, a decrease of $57 million compared to $113 million in the three months ended September 30, 2014. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, a decrease in net favorable prior year development, lower net earned premiums and an increase in the acquisition cost ratio. This was partially offset by the impact of a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses. Catastrophe and weather-related losses increased by $21 million, while net favorable prior year development decreased $19 million driven by variances reported in the reinsurance segment. Net earned premium decreases reflected reductions in both segments. The increase in our acquisition cost ratio was driven by the reinsurance segment. The improved current accident year loss ratio excluding catastrophe and weather-related losses was attributable to the insurance and reinsurance segments.

The reinsurance segment underwriting income decreased by $49 million in the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, lower net favorable prior year development, a reduction in other income, an increase in the acquisition cost ratio and lower net earned premium. Catastrophe and weather-related losses increased by $21 million, driven by $20 million of losses attributable to the Tianjin port explosion. Net favorable prior year development decreased by $12 million. The increase in acquisition costs ratio was related to higher acquisition costs paid in certain lines of business, changes in the business mix and the impact of loss sensitive features.

The insurance segment underwriting income decreased by $9 million in the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The reduction was primarily due to a $7 million decrease in net favorable prior year reserve development.

Total underwriting income in the nine months ended September 30, 2015 was $214 million, a decrease of $135 million compared to $349 million in the nine months ended September 30, 2014. The decrease in underwriting income was primarily driven by the impact of the increase in the current accident year loss ratio, a decrease in net favorable prior year development in the insurance segment, lower net earned premium, higher acquisition costs ratio in the reinsurance segment, and an increase in underwriting related general and administrative expenses.

The reinsurance segment underwriting income decreased by $106 million in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The decrease in underwriting income was primarily driven by the impact of the increase in the current accident year loss ratio, primarily attributable to catastrophe and weather related losses, as well as changes in the business mix and the impact of lower rates. An increase in the acquisition cost ratio and a decrease in net premiums earned also contributed to the overall decrease. Partially offsetting these decreases was a $5 million increase in net favorable prior year reserve development.

The insurance segment underwriting income decreased by $29 million in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The reduction was primarily due to a $33 million decrease in net favorable prior year reserve development and a decrease in net premium earned partially offset by a decrease in catastrophe and weather-related losses.

Net Investment Income

Net investment income was $46 million in the three months ended September 30, 2015, a decrease of $21 million from $67 million in the three months ended September 30, 2014.  The decrease was primarily driven by our other investments; these investments generated a loss of $27 million this quarter, compared to a loss of $3 million in the third quarter of 2014.  Net investment income for the nine months ended September 30, 2015 was $226 million, a decrease of $38 million compared to the same period in 2014.  The decrease was mainly attributable to lower income from other investments. Income from other investments decreased in both periods as a result of a decrease in income from hedge funds. Income from hedge funds is impacted by the performance of the global equity markets which declined during the three months ended September 30, 2015.

Net Realized Investment Gains (Losses)

During the three and nine months ended September 30, 2015, we realized losses of $70 million and $124 million, compared to realized gains of $77 million and $121 million for the same periods of 2014, respectively. The losses were mainly attributable to foreign currency losses on non-U.S. denominated securities as a result of the strengthening of the U.S. dollar and by other-than-temporary impairment (“OTTI”) charges. The previous year reflected gains taken as a result of the strong performance of the global equity markets during the second half of 2013 and first half of 2014. OTTI charges were $32 million and $63 million for the three and nine months ended September 30, 2015, compared to $9 million and $12 million for the same periods in 2014, respectively.  The increase in OTTI during 2015 was driven by impairments of high yield corporate debt securities as a result of the widening of credit spreads and by exchange-traded-funds which are unlikely to recover in the near term. In addition, nine months ended September 30, 2015 included impairments on non-U.S. denominated bond mutual funds that we were no longer able to assert that we have the intent to hold until full recovery.

Other Revenues (Expenses), Net

Depreciation of the Sterling and Australian Dollar against the U.S. dollar resulted in foreign exchange gains of $28 million in the three months ended September 30, 2015, while depreciation of the euro, Sterling and Australian Dollar against the U.S Dollar drove foreign exchange gains of $69 million for the nine months ended September 30, 2015. In the three and nine months ended September 30, 2014, depreciation of the euro and Sterling against the U.S. Dollar was the primary driver of the foreign exchange gains. Foreign exchange gains in both periods primarily reflected the remeasurement of our foreign-denominated net insurance-related liabilities. Excluding these foreign exchange-related amounts, net other expenses were $37 million and $123 million for the three and nine months ended September 30, 2015, respectively, compared to $47 million and $159 million for the three and nine months ended September 30, 2014, respectively.

Corporate expenses decreased from $31 million in the three months ended September 30, 2014, to $24 million in the three months ended September 30, 2015. The quarterly decrease in corporate expenses was primarily attributable to the PartnerRe merger expense reimbursement of $35 million and lower operational excellence initiatives costs, partially offset by merger expenses incurred during the quarter of $27 million and reorganization related corporate expenses of $5 million. In the nine months ended September 30, 2015, corporate expenses decreased to $84 million from $93 million in the nine months ended September 30, 2014. The decrease was attributable to the PartnerRe merger expense reimbursement, adjustments to senior leadership executive stock-compensation awards and lower performance-based incentive accruals partially offset by actual PartnerRe merger expenses incurred.

Our effective tax rate, which is calculated as income tax expense (benefit) divided by net income (loss) before tax, was insignificant and 0.2% in the three and nine months ended September 30, 2015 compared to (1.5%) and 1.5% in the same periods of 2014, respectively. The effective tax rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The primary factor in the change in effective tax rate in the three and nine months ended September 30, 2015 was the geographical distribution of our net income.

A $7 million and $19 million decrease in interest expense and financing costs for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily reflected the repayment of the $500 million 5.75% senior unsecured notes which were due on December 1, 2014.

Termination Fee Received

On August 3, 2015, AXIS Capital announced that we have accepted a request from PartnerRe to terminate the Amalgamation Agreement with the Company. PartnerRe paid the Company $315 million to immediately terminate the Amalgamation Agreement, the amount comprising a termination fee of $280 million and a reimbursement of merger related expenses of $35 million.

Reorganization and Related Expenses

During the third quarter of 2015, the Company implemented a number of profitability enhancement initiatives which resulted in a recognition of reorganization and related expenses of $46 million and additional corporate expenses of $5 million in the Consolidated Statement of Operations in the three months ended September 30, 2015. The reorganization and related expenses included staff severance and related costs, the write-off of certain information technology assets, lease cancellation costs and an impairment of certain customer-based intangibles following the decision to wind down our Australian retail insurance operations. Refer Item 1, Note 3 to the Consolidated Financial Statements for additional information on the intangible impairment charge.

Amounts Attributable from Noncontrolling Interests

During the second quarter of 2015, the Company early adopted ASU 2015-02, "Amendments to the Consolidated Analysis" issued by the FASB. Following the adoption of this ASU, effective as of January 1, 2015, the Company no longer consolidates the results of AXIS Ventures Reinsurance Limited, a variable interest entity, in its Consolidated Financial Statements. Refer Item 1, Note 1 and Note 11 to our Consolidated Financial Statements for additional information.

Outlook

The insurance markets remain very competitive. We have observed price reductions across most lines of business, led by property and certain specialty lines of business, with decreases in international markets generally more severe than those observed in the United States. We expect this trend to continue in the short-term but believe that there are still attractive risks in the market. Casualty lines in the United States continue to be well-priced and we expect new opportunities to arise in these lines of business as the U.S. economy improves. We believe that access to the business and risk selections are increasingly an important differentiator in the markets, and that AXIS Capital is very well positioned in that regard. Our business production will continue to emphasize targeting those areas that provide the most attractive risk-adjusted returns.

The reinsurance markets continue to reflect challenging market conditions in most classes of business and regions. Competitive pressures affecting the markets have not changed. Excess capacity generated by the new lower-cost capital attracted by the market, strong balance sheets of established market participants reflecting benign recent loss trends, and a consolidation of buying continue to pressure reinsurance pricing across most lines of business. This has been coupled with some pressure on contract terms and conditions. We continue to observe the demand for multi-year commitments, broadly impacting all lines of business. However, generally we believe that the pace of pricing erosion appears to be stabilizing.  Property in the United States, which has shown declines, is now leveling off and casualty remains relatively stable. Likewise, requests for increased ceding commissions are being resisted by the reinsurers. In this challenging environment, we are looking to expand in many areas that still provide attractive opportunities, such as agriculture and weather, while remaining focused on managing our exposure to preserve our risk-adjusted returns.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at September 30,		Nine months ended and at September 30,
	2015	2014	2015	2014

ROACE (annualized)(1)	18.8%	21.2%	12.0%	15.6%
Operating ROACE (annualized)(2)	3.9%	10.1%	7.2%	11.4%
DBV per common share(3)(4)	$53.68	$49.88	$53.68	$49.88
Cash dividends declared per common share	$0.29	$0.27	$0.87	$0.81
Increase in diluted book value per common share adjusted for dividends	$2.16	$0.46	$4.67	$4.89

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

(4)
Calculation of DBV per common share at September 30, 2015 includes 1,372,048 additional shares expected to be delivered to the Company under the Company's Accelerated Share Repurchase ("ASR") agreement. The additional shares expected to be settled under the ASR have been calculated based on the VWAP for the period from August 18, 2015 to September 30, 2015, less a discount. See Item 1, Note 10 to the Consolidated Financial Statements for information relating to the ASR.

Return on Equity
The decrease in ROACE in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily driven by the net realized investment losses in the three months ended September 30, 2015, compared to net realized gains for the three months ended September 30, 2014, a decrease in underwriting income, reorganization and related expenses incurred, a decrease in foreign exchange gains and a decrease in net investment income, partially offset by the termination fee received from PartnerRe.
The decrease in ROACE in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily driven by the net realized investment losses in the nine months ended September 30, 2015, compared to net realized gains in the nine months ended September 30, 2014, a decrease in underwriting income, reorganization and related expenses, a decrease in net investment income, partially offset by the termination fee received from PartnerRe.
The same factors that impacted the decrease in ROACE in the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, drove the comparative decreases in operating ROACE for the same periods, however the decrease was more significant primarily due to the exclusion of the termination fee received from the operating ROACE measure.
Diluted Book Value per Common Share
Our DBV per common share increase of 8% from $49.88 at September 30, 2014, to $53.68 at September 30, 2015, primarily reflected the generation of $630 million in net income available to common shareholders over the past twelve months. This increase was partially offset by the increase over the last twelve months in unrealized losses on investments which are included in accumulated other comprehensive income, primarily reflecting the negative performance of equity markets, widening of credit spreads in non-government bonds and the impact of the strengthening U.S. dollar, foreign exchange losses included in the cumulative foreign currency translation adjustments and the common dividends declared.
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
During the three and nine months ended September 30, 2015, total value created consisted primarily of our diluted net income per share of $2.50 and $4.65 in the three and nine months ended September 30, 2015, respectively, and dividends declared, partially offset by an increase in unrealized losses on investments and foreign exchange losses included in the cumulative foreign currency translation adjustments.
During the three and nine months ended September 30, 2014, total value created consisted primarily of our diluted net income per share of $2.68 and $5.68, in the three and nine months ended September 30, 2015, respectively, and dividends declared, which were partially offset by decreases in unrealized gains on investments included in other comprehensive income.

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

	Three months ended September 30,			Nine months ended September 30,
	2015	% Change	2014	2015	% Change	2014

Revenues:
Gross premiums written	$936,583	4%	$896,814	$3,803,928	(4%)	$3,949,479
Net premiums written	677,217	(1%)	687,223	3,079,307	(8%)	3,351,958
Net premiums earned	919,341	(5%)	966,138	2,764,605	(5%)	2,912,482
Other insurance related income	1,158	(85%)	7,702	12,319	(1%)	12,468

Expenses:
Current year net losses and loss expenses	(605,512)		(616,602)	(1,818,672)		(1,855,482)
Prior year reserve development	45,125		64,538	165,804		193,385
Acquisition costs	(182,744)		(185,950)	(537,549)		(549,848)
Underwriting-related general and administrative
expenses(1)	(121,123)		(122,362)	(372,625)		(364,195)

Underwriting income(2)(3)	$56,245	(50%)	$113,464	$213,882	(39%)	$348,810

General and administrative expenses(1)	$144,727		$152,916	$456,451		$456,725
Income before income taxes(2)	$257,672		$278,868	$497,993		$643,220

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $23,604 and $30,554 for the three months ended September 30, 2015 and 2014, respectively; and $83,826 and $92,530 for the nine months ended September 30, 2015 and 2014, respectively; refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer 'Non-GAAP Financial Measures' for further information.

(2)
Group (or consolidated) underwriting income is a non-GAAP financial measure as defined in SEC Regulation G. Refer to Item 1, Note 2 to the Consolidated Financial Statements for a reconciliation of consolidated underwriting income to the nearest GAAP financial measure (income before income taxes) for the periods indicated above. Refer 'Non-GAAP Financial Measures' for additional information related to the presentation of consolidated underwriting income.

(3)
AXIS Capital cedes certain of its reinsurance business to AXIS Ventures Reinsurance Limited ("Ventures Re"), the Company's third-party capital vehicle, on a fully collateralized basis. The collateral has been provided by third party investors. Ventures Re is a variable interest entity and as the Company had initially concluded that it was the primary beneficiary of this entity, Ventures Re was consolidated by the Company with the net impact of the cessions included in amounts attributable from noncontrolling interest. During the second quarter of 2015, the Company early adopted ASU 2015-02, “Amendments to the Consolidation Analysis”. Following the adoption of the ASU and effective as of January 1, 2015. the Company determined that it was no longer required to consolidate the results of operations and the financial position of Ventures Re. Refer to Item 1, Note 11 to the Consolidated Financial Statements for more information. For the three and nine months ended September 30, 2014 amounts attributable from noncontrolling interests were $6,160 and $3,365 respectively.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2015	% Change	2014	2015	% Change	2014

Insurance	$606,704	9%	$555,283	$1,970,554	3%	$1,911,102
Reinsurance	329,879	(3%)	341,531	1,833,374	(10%)	2,038,377
Total	$936,583	4%	$896,814	$3,803,928	(4%)	$3,949,479

% ceded
Insurance	37%	2 pts	35%	31%	2 pts	29%
Reinsurance	10%	5 pts	5%	6%	4 pts	2%
Total	28%	5 pts	23%	19%	4 pts	15%

	Net Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2015	% Change	2014	2015	% Change	2014

Insurance	$381,118	5%	$363,571	$1,352,122	(1%)	$1,361,351
Reinsurance	296,099	(9%)	323,652	1,727,185	(13%)	1,990,607
Total	$677,217	(1%)	$687,223	$3,079,307	(8%)	$3,351,958

Gross premiums written in the three months ended September 30, 2015, increased by $40 million or 4% (on a constant currency basis, premiums increased 6%) compared to the three months ended September 30, 2014 due to increases in the insurance segment, partially offset by decreases in the reinsurance segment.

Our insurance segment's gross written premiums increased by $51 million in the three months ended September 30, 2015, compared to the same period of 2014. The increase was driven by the accident and health lines, driven by new business, liability lines reflecting continued growth in the U.S. primary and excess casualty markets, and the credit and political risk lines. These increases were partially offset by decreases in the aviation lines, driven by timing differences.

The decrease in the reinsurance segment in the three months ended September 30, 2015, compared to the same period of 2014 was significantly impacted by treaties written on a multi-year basis and foreign exchange movements. The three months ended September 30, 2014, included a number of treaties written on a multi-year basis which reduced premiums available for renewal during the current year. In addition, during the three months ended September 30, 2015, the segment reported a decrease in the level of new multi-year contracts written compared to the same period in 2014. The strength of the U.S. dollar also drove comparative premium decreases in the treaties denominated in foreign currencies. After adjusting for the impact of the multi-year contracts and foreign exchange movements, our gross premiums written increased by $59 million. The increase was driven by liability lines, driven by increased treaty participations and new business, and property lines, primarily due to a large new pro-rata treaty. These increases were partially offset by a decrease in catastrophe lines driven by difficult market conditions resulting in treaty restructurings.

Gross premiums written in the nine months ended September 30, 2015, decreased by $146 million or 4% (on a constant currency basis, premiums decreased 1%) compared to the nine months ended September 30, 2014 due to decreases in the reinsurance segment, partially offset by increases in the insurance segment.

Similarly to the quarterly result, the decrease in the reinsurance segment's written premiums in the nine months ended September 30, 2015, compared to the same period of 2014 was significantly impacted by treaties written on a multi-year basis and foreign exchange movements. After adjusting for the impact of the multi-year contracts and foreign exchange movements, our gross premiums written increased by $23 million. The increase was driven by motor lines, due to new business and favorable premium adjustments, and new business in property and liability lines. These increases were partially offset by decreases in catastrophe, agriculture and professional lines driven by treaty restructurings and non-renewals.

Our insurance segment's gross written premiums increased by $59 million in the nine months ended September 30, 2015, compared to the same period of 2014. The increase was driven by the accident and health lines, due to new business and the liability lines driven by growth in the U.S. primary and excess casualty markets. These increases were partially offset by decreases in the property lines reflecting continued competitive market conditions.

In the three and nine months ended September 30, 2015, the ceded gross written premium ratio increased by 5% and 4%, respectively, compared to the three and nine months ended September 30, 2014, , with increases in both segments. The increase in the insurance segment was driven by increased reinsurance protection purchased primarily in the professional lines and changes in the business mix. The increase in the reinsurance segment in both periods was due to the purchase of new retrocessional treaties covering primarily catastrophe business.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2015		2014		% Change	2015		2014		% Change

Insurance	$444,550	48%	$461,805	48%	(4%)	$1,344,339	49%	$1,368,683	47%	(2%)
Reinsurance	474,791	52%	504,333	52%	(6%)	1,420,266	51%	1,543,799	53%	(8%)
Total	$919,341	100%	$966,138	100%	(5%)	$2,764,605	100%	$2,912,482	100%	(5%)

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Net premiums earned decreased by 5% (3% on a constant currency basis) and 5% (3% on a constant currency basis), in the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively. A combination of reductions in written premiums in the reinsurance segment during recent periods, along with an increase in premiums ceded across the group drove the decreases.

Reductions in the business written in the catastrophe and credit and surety lines in recent periods, as well as an increase in premiums ceded, reflecting increased retrocessional covers purchased primarily in the catastrophe lines, drove the decrease in the reinsurance segment net premiums earned for the three months ended September 30, 2015 compared to the same period in 2014. The decrease in the nine months ended September 30, 2015 was further impacted by lower earned premiums in the professional and agriculture lines. The three and nine month period decreases were partially offset by increases in our motor lines.

The decreases in net premiums earned in the insurance segment in the three and nine months ended September 30, 2015 compared to the same periods in 2014 were driven by increases in our purchases of reinsurance protection in recent periods.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended September 30,			Nine months ended September 30,
	2015	% Point Change	2014	2015	% Point Change	2014

Current accident year loss ratio	65.9%	2.1	63.8%	65.8%	2.1	63.7%
Prior year reserve development	(4.9%)	1.8	(6.7%)	(6.0%)	0.6	(6.6%)
Acquisition cost ratio	19.9%	0.7	19.2%	19.4%	0.5	18.9%
General and administrative expense ratio(1)	15.7%	(0.2)	15.9%	16.5%	0.9	15.6%
Combined ratio	96.6%	4.4	92.2%	95.7%	4.1	91.6%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 2.6% and 3.2% for the three months ended September 30, 2015 and 2014, respectively, and 3.0% and 3.2% for the nine months ended September 30, 2015 and 2014, respectively. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 65.9% and 65.8% in the three and nine months ended September 30, 2015, respectively, from 63.8% and 63.7% in the three and nine months ended September 30, 2014, respectively. In the three and nine months ended September 30, 2015, we incurred catastrophe and weather-related losses of $43 million and $90 million, respectively. In the three and nine months ended September 30, 2014, we incurred catastrophe and weather-related losses of $22 million and $72 million, respectively. After adjusting for these losses our current accident year loss ratio for the quarter ended September 30, 2015, decreased modestly driven by improvements in loss provisions in the reinsurance agriculture lines which were partially offset by a change in the business mix and the impact of lower rates. On the same basis, our current accident year loss ratio for the nine months ended September 30, 2015, increased by 1.3% driven by the impact of lower rates and a change in the business mix, primarily reflecting the reduction in catastrophe exposures, which were partially offset by the improvements in the reinsurance agriculture lines.

Prior Year Reserve Development:

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Insurance	$2,444	$9,488	$21,225	$54,059
Reinsurance	42,681	55,050	144,579	139,326
Total	$45,125	$64,538	$165,804	$193,385

Overview

The majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development in liability, motor, credit and surety and professional reinsurance lines in the three and nine months ended September 30, 2015 also contributed. The net favorable prior year reserve development was partially offset by net adverse prior year reserve development in the professional and liability insurance lines in the three and nine months ended September 30, 2015, and the credit and political risk line which impacted the nine months ended September 30, 2015.

For the three and nine months ended September 30, 2014, net favorable prior year reserve development was also reported in the professional, motor and liability reinsurance lines. The net favorable prior year development in the three and nine months ended September 30, 2014, was partially offset by net adverse prior year reserve development in the liability insurance line.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $38 million and $61 million of the total net favorable prior year reserve development for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, these short-tail lines contributed $112 million and $162 million, respectively, of the net favorable prior year reserve development. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance lines, credit and political risk insurance lines and credit and surety reinsurance business. In the three and nine months ended September 30, 2015, the reinsurance professional lines contributed $1 million and $25 million of net favorable development, respectively, and in the three and nine months ended September 30, 2014 these lines contributed $10 million and $22 million, respectively. This prior year reserve development was driven by increased weight being given to experience based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. As our loss experience has generally been better than expected, this resulted in the recognition of net favorable development. In the three and nine months ended September 30, 2015, the insurance professional lines recorded net adverse prior year reserve development of $15 million and $16 million, respectively. This adverse development was primarily the result of strengthening in our Australian book of business during the third quarter of 2015.

In the three and nine months ended September 30, 2015, the credit and surety lines recorded favorable prior year net reserve development of $7 million and $19 million, respectively. This net favorable development reflected the recognition of better than expected loss emergence. In the nine months ended September 30, 2015, we recorded net adverse prior year reserve development of $15 million in our credit and political risk insurance lines relating primarily to an increase in loss estimates for one specific claim.

Our long-tail business consists primarily of liability and motor lines. Our liability reinsurance lines and motor business contributed additional net favorable prior year reserve development of $20 million and $8 million in the three months ended September 30, 2015, and 2014, respectively. In the nine months ended September 30, 2015 and 2014, these long-tail lines contributed $64 million and $19 million, respectively. The net favorable development for these classes primarily reflected the greater weight management is giving to experience based indications and our experience which has generally been favorable for the 2003 through 2010 accident years. In the three and nine months ended September 30, 2015, we recorded net adverse prior year reserve development of $6 million and $23 million, respectively, in our liability insurance lines, while in the three and nine months ended September 30, 2014, we recorded net adverse prior year reserve development of $14 million in both periods. The adverse development in the insurance liability lines related primarily to an increase in loss estimates for specific individual claim reserves as well as a higher frequency of large auto liability claims.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

Estimates of Catastrophe and Weather-Related Losses

The frequency and severity of catastrophe and weather-related activity was high in recent years and our September 30, 2015 net reserve for losses and loss expenses continues to include estimated amounts for numerous events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami, the three New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
Our estimated net losses for catastrophe and weather-related events are derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. These assessments take into account the latest information available from clients, brokers and loss adjusters. In addition, we consider industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate. Our estimates remain subject to change, as additional loss data becomes available.

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Property and other	$20,518	$19,543	$49,705	$49,019
Marine	2,831	1,108	23,156	5,752
Aviation	667	2,807	2,884	8,454
Credit and political risk	(28)	(33)	(15,427)	3,960
Professional lines	(15,279)	212	(15,887)	444
Liability	(6,265)	(14,149)	(23,206)	(13,570)
Total	$2,444	$9,488	$21,225	$54,059

In the three months ended September 30, 2015, we recognized $2 million of net favorable prior year reserve development, the principal components of which were:

•
$21 million of net favorable prior year reserve development on property and other business, driven by better than expected loss emergence including reserve reductions related to Storm Sandy of $15 million.

•	$6 million of net adverse prior year reserve development on liability business, primarily related to a higher frequency of large auto liability claims in accident year 2014.

•
$15 million of net adverse prior year reserve development on professional lines business, predominately reflecting reserve strengthening resulting from updated actuarial assumptions for our Australian professional lines and impacting accident years 2010 to 2014, partially offset by favorable development in certain US professional lines.

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

In the nine months ended September 30, 2015, we recognized $21 million of net favorable prior year reserve development, the principal components of which were:

•
$50 million of net favorable prior year reserve development on property and other business, related to the 2012 and 2013 accident years and driven by better than expected loss emergence, including reserve reductions related to Storm Sandy of $16 million.

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

•
$16 million of net adverse prior year reserve development on professional lines business, predominately reflecting reserve strengthening resulting from updated actuarial assumptions for our Australian professional lines and impacting accident years 2010 to 2014, partially offset by favorable development in certain US professional lines.

•
$23 million of net adverse prior year reserve development on liability business, related to strengthening of specific individual claim reserves and a higher frequency of large auto liability claims in accident year 2014.

In the nine months ended September 30, 2014, we recognized $54 million of net favorable prior year reserve development, the principal components of which were:

•	$49 million of net favorable prior year reserve development on property and other business, related to the 2012 and prior accident years and driven by better than expected loss emergence.

•	$8 million of net favorable prior year reserve development on aviation business, spanning a number of accident years and driven by better than expected loss emergence.

•	$14 million of net adverse prior year reserve development on liability business, related to specific claims impacting accident years 2008 and 2009.

Reinsurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Property and other	$14,115	$37,346	$36,120	$98,759
Credit and surety	7,051	290	18,851	(503)
Professional lines	1,250	9,754	25,331	21,619
Motor	8,997	7,580	27,321	7,251
Liability	11,268	80	36,956	12,200
Total	$42,681	$55,050	$144,579	$139,326

In the three months ended September 30, 2015, we recognized $43 million of net favorable prior year reserve development, the principal components of which were:

•	$14 million of net favorable prior year reserve development on property and other business, related to multiple prior accident years and driven by better than expected loss emergence.

•	$11 million of net favorable prior year reserve development on liability business, primarily related to the 2003 through 2010 accident years, for reasons discussed in the overview.

•	$9 million of net favorable prior year reserve development on motor business, largely related to favorable loss emergence trends on several classes spanning multiple accident years.

•	$7 million of net favorable prior year reserve development on credit and surety business, related to the 2012 accident year and driven by additional information obtained about a specific claim.

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

In the nine months ended September 30, 2015, we recognized $145 million of net favorable prior year reserve development, the principal components of which were:

•	$37 million of net favorable prior year reserve development on liability business, primarily related to the 2003 through 2010 accident years, for reasons discussed in the overview.

•
$36 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence. Included in this net development is $20 million of adverse development on agriculture reserves relating to loss developments on the 2014 accident year driven by lower than expected crop yields reported for two specific treaties.

•
$27 million of net favorable prior year reserve development on motor business, predominantly related to non-proportional business in accident years 2011 and prior, driven by better than expected loss emergence.

•	$25 million of net favorable prior year reserve development on professional lines business, primarily related to the 2009 through 2010 accident years, for reasons discussed in the overview.

•
$19 million of net favorable prior year reserve development on credit and surety business, spanning multiple accident years and driven by better than expected loss emergence, as well as additional information obtained about a specific claim.

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

Acquisition Cost Ratio: The increase in the acquisition cost ratio in the three and nine months ended September 30, 2015 to 19.9% and 19.4%, respectively, compared to 19.2% and 18.9% in the three and nine months ended September 30, 2014, respectively, was driven by increases in our reinsurance segment. The reinsurance segment's increase in the acquisition cost ratios was primarily due to higher acquisition costs paid in certain lines of business, changes in the business mix and adjustments related to loss-sensitive features in reinsurance contracts, primarily due to prior year loss reserve releases.

General and Administrative Expense Ratio: The general and administrative expense ratio in the three months ended September 30, 2015, decreased to 15.7%, compared to 15.9% in the three months ended September 30, 2014. The decrease in the ratios between periods was primarily driven by the receipt of amalgamation expense reimbursements from PartnerRe Ltd. of $35 million and lower operational excellence initiatives costs, partially offset by amalgamation related expenses incurred during the quarter of $27 million and reorganization related corporate expenses of $5 million and was also impacted by the reduction in net earned premiums.

The general and administrative expense ratio for the nine months ended September 30, 2015, increased to 16.5%, compared to 15.6% in the nine months ended September 30, 2014. The variance in the ratios between the periods was driven by the decrease in net earned premiums.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2015	% Change	2014	2015	% Change	2014

Revenues:
Gross premiums written	$606,704	9%	$555,283	$1,970,554	3%	$1,911,102
Net premiums written	381,118	5%	363,571	1,352,122	(1%)	1,361,351
Net premiums earned	444,550	(4%)	461,805	1,344,339	(2%)	1,368,683
Other insurance related income	542	nm	—	811	nm	—

Expenses:
Current year net losses and loss expenses	(285,716)		(298,695)	(887,805)		(913,152)
Prior year reserve development	2,444		9,488	21,225		54,059
Acquisition costs	(69,118)		(71,264)	(200,493)		(207,360)
General and administrative expenses	(85,814)		(85,750)	(261,924)		(257,208)

Underwriting income	$6,888	(56%)	$15,584	$16,153	(64%)	$45,022

Ratios:		% Point Change			% Point Change
Current year loss ratio	64.3%	(0.4)	64.7%	66.0%	(0.7)	66.7%
Prior year reserve development	(0.6%)	1.5	(2.1%)	(1.5%)	2.4	(3.9%)
Acquisition cost ratio	15.5%	0.1	15.4%	14.9%	(0.3)	15.2%
General and administrative expense ratio	19.4%	0.8	18.6%	19.5%	0.8	18.7%
Combined ratio	98.6%	2.0	96.6%	98.9%	2.2	96.7%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2015		2014		% Change	2015		2014		% Change

Property	$139,488	24%	$143,236	27%	(3%)	$465,929	24%	$490,953	26%	(5%)
Marine	38,817	6%	41,529	7%	(7%)	215,885	11%	212,084	11%	2%
Terrorism	11,192	2%	11,055	2%	1%	25,737	1%	27,511	1%	(6%)
Aviation	10,222	2%	17,735	3%	(42%)	29,755	2%	31,020	2%	(4%)
Credit and Political Risk	8,542	1%	3,782	1%	126%	29,640	2%	29,268	2%	1%
Professional lines	196,218	32%	196,576	35%	—%	598,370	30%	594,835	31%	1%
Liability	104,666	17%	94,833	17%	10%	300,204	15%	275,842	14%	9%
Accident and Health	97,559	16%	46,537	8%	110%	305,034	15%	249,589	13%	22%
Total	$606,704	100%	$555,283	100%	9%	$1,970,554	100%	$1,911,102	100%	3%

Gross premiums written in the three and nine months ended September 30, 2015, increased by $51 million or 9% (11% on a constant currency basis) and $59 million or 3% (5% on a constant currency basis) compared to the three and nine months ended September 30, 2014, respectively.

The increase in the three months ended September 30, 2015 compared to the same period in 2014, was attributable to our accident and health, liability and credit and political risk lines. The increase in our accident and health lines was driven by new business. The liability increase reflected continued growth in the U.S. primary and excess casualty markets. The credit and political risk line reported an increased level of new business during the third quarter of 2015. These increases were partially offset by reductions in the aviation lines, driven by timing differences.

For the nine months ended September 30, 2015 compared to the same period in 2014, increased premiums written were driven by our accident and health and liability lines for the same reasons discussed in the quarterly increase above. These increases were partially offset by decreases in the property lines reflecting continued competitive market conditions.

Premiums Ceded: In the three and nine months ended September 30, 2015, premiums ceded were $226 million, or 37% of gross premiums written and $618 million, or 31% of gross premiums written, respectively, compared to $192 million, or 35% of gross premiums written and $550 million or 29% of gross premiums written, in the three and nine months ended September 30, 2014, respectively. The increase in premium ceded related to an increase in reinsurance protection purchased primarily in our professional lines and a change in the business mix.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2015		2014		% Change	2015		2014		% Change

Property	$112,017	27%	$111,700	25%	—%	$324,720	24%	$335,279	24%	(3%)
Marine	36,837	8%	46,710	10%	(21%)	143,878	11%	135,239	10%	6%
Terrorism	7,985	2%	9,395	2%	(15%)	26,565	2%	26,312	2%	1%
Aviation	9,982	2%	10,149	2%	(2%)	32,097	2%	30,174	2%	6%
Credit and Political Risk	14,671	3%	15,338	3%	(4%)	45,993	3%	48,032	4%	(4%)
Professional lines	148,110	33%	158,222	34%	(6%)	451,944	34%	474,489	35%	(5%)
Liability	41,817	9%	37,041	8%	13%	120,181	9%	108,171	8%	11%
Accident and Health	73,131	16%	73,250	16%	—%	198,961	15%	210,987	15%	(6%)
Total	$444,550	100%	$461,805	100%	(4%)	$1,344,339	100%	$1,368,683	100%	(2%)

Net premiums earned in the three and nine months ended September 30, 2015, decreased $17 million or 4% (3% on a constant currency basis) and $24 million or 2% (1% on a constant currency basis) compared to the three and nine months ended September 30, 2014, respectively. The decreases in net premiums earned were primarily driven by increases in our ceded reinsurance programs.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2015	% Point Change	2014	2015	% Point Change	2014

Current accident year	64.3%	(0.4)	64.7%	66.0%	(0.7)	66.7%
Prior year reserve development	(0.6%)	1.5	(2.1%)	(1.5%)	2.4	(3.9%)
Loss ratio	63.7%	1.1	62.6%	64.5%	1.7	62.8%

Current Accident Year Loss Ratio:

The current accident year loss ratios decreased to 64.3% and 66.0% in the three and nine months ended September 30, 2015, respectively, from 64.7% and 66.7% in the three and nine months ended September 30, 2014, respectively. During the three months ended September 30, 2015, we incurred pre-tax losses related to catastrophe and weather-related losses of $19 million, including $10 million related to the Tianjin port explosion, which were comparable to catastrophe and weather-related losses of $19 million incurred in the three months ended September 30, 2014. The decrease in the current accident year loss ratio for the three months ended September 30, 2015 compared to the same period in 2014 was primarily driven by improved loss experience in our property, professional and credit and political risk lines and changes in the business mix, which were partially offset by an increase in mid-size loss experience in our marine lines and the impact of lower rates.

The decrease in the nine months ended September 30, 2015 was primarily driven by a reduced level of catastrophe and weather-related losses. During the nine months ended September 30, 2015, we incurred pre-tax losses related to catastrophe and weather-related losses of $45 million, compared to $55 million incurred in catastrophe and weather-related losses in the nine months ended September 30, 2014. After adjusting for the impact of these losses, our current accident year loss ratio in the nine months ended September 30, 2015 was comparable to the same period in 2014, with decreases in property mid-sized losses, decreases in professional lines due to profit improvement actions, as well as improvements due to changes in the business mix offset by an increase in marine mid-sized losses, an increase in the credit and political risk loss ratio and the impact of lower rates.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The acquisition cost ratio was comparable at 15.5% in the three months ended September 30, 2015 to the same period in 2014. The acquisition cost ratio decreased in the nine months ended September 30, 2015 to 14.9%, compared to 15.2% for the nine months ended September 30, 2014. The decrease was primarily driven by changes in the mix of business and higher ceded commissions received which were partially offset by higher commissions paid on certain lines of business.

General and Administrative Expense Ratio: The insurance segment's general and administrative expense ratio increased in both the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, driven by the decrease in net earned premium in both periods.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2015	% Change	2014	2015	% Change	2014

Revenues:
Gross premiums written	$329,879	(3%)	$341,531	$1,833,374	(10%)	$2,038,377
Net premiums written	296,099	(9%)	323,652	1,727,185	(13%)	1,990,607
Net premiums earned	474,791	(6%)	504,333	1,420,266	(8%)	1,543,799
Other insurance related income	616	(92%)	7,702	11,508	(8%)	12,468

Expenses:
Current year net losses and loss expenses	(319,796)		(317,907)	(930,867)		(942,330)
Prior year reserve development	42,681		55,050	144,579		139,326
Acquisition costs	(113,626)		(114,686)	(337,056)		(342,488)
General and administrative expenses	(35,309)		(36,612)	(110,701)		(106,987)

Underwriting income (1)	$49,357	(50%)	$97,880	$197,729	(35%)	$303,788
Ratios:		% Point Change			% Point Change
Current year loss ratio	67.4%	4.4	63.0%	65.5%	4.5	61.0%
Prior year reserve development	(9.0%)	1.9	(10.9%)	(10.1%)	(1.1)	(9.0%)
Acquisition cost ratio	23.9%	1.2	22.7%	23.7%	1.5	22.2%
General and administrative expense ratio	7.4%	0.1	7.3%	7.8%	0.9	6.9%
Combined ratio	89.7%	7.6	82.1%	86.9%	5.8	81.1%

(1)
AXIS Capital cedes certain of its reinsurance business to AXIS Ventures Reinsurance Limited ("Ventures Re"), the Company's third-party capital vehicle, on a fully collateralized basis. The collateral has been provided by third party investors. Ventures Re is a variable interest entity and as the Company had initially concluded that it was the primary beneficiary of this entity, Ventures Re was consolidated by the Company with the net impact of the cessions included in amounts attributable from noncontrolling interest. During the second quarter of 2015, the Company early adopted ASU 2015-02, “Amendments to the Consolidation Analysis”. Following the adoption of the ASU and effective as of January 1, 2015. the Company determined that it was no longer required to consolidate the results of operations and the financial position of Ventures Re. Refer to Item 1, Note 11 to the Consolidated Financial Statements for more information. For the three and nine months ended September 30, 2014 amounts attributable from noncontrolling interests were $6,160 and $3,365 respectively.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended September 30,					Nine months ended September 30,
	2015		2014		% Change	2015		2014		% Change

Catastrophe	$56,693	18%	$71,319	20%	(21%)	$283,562	15%	$359,824	19%	(21%)
Property	67,539	20%	45,030	13%	50%	307,809	17%	345,677	17%	(11%)
Professional lines	45,509	14%	51,007	15%	(11%)	204,685	11%	224,028	11%	(9%)
Credit and Surety	23,390	7%	23,933	7%	(2%)	230,958	13%	252,761	12%	(9%)
Motor	21,359	6%	9,445	3%	126%	333,245	18%	286,141	14%	16%
Liability	111,361	34%	145,488	43%	(23%)	258,862	14%	330,698	16%	(22%)
Agriculture	(3,303)	(1%)	(10,206)	(3%)	(68%)	139,135	8%	169,624	8%	(18%)
Engineering	4,397	1%	2,579	1%	70%	58,163	3%	47,861	2%	22%
Other	2,934	1%	2,936	1%	—%	16,955	1%	21,763	1%	(22%)
Total	$329,879	100%	$341,531	100%	(3%)	$1,833,374	100%	$2,038,377	100%	(10%)

Gross premiums written decreased by $12 million and $205 million in the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively. The decrease in the gross premiums written in the three and nine months ended September 30, 2015, were significantly impacted by treaties written on a multi-year basis and foreign exchange movements.

In the comparative periods ended September 30, 2014, we entered into a a number of treaties on a multi-year basis which increased prior periods' gross premiums and also reduced premiums available for renewal during the current year, most notably in the liability, property, motor and catastrophe lines. During the three and nine months ended September 30, 2015, the segment reported a decrease in the level of multi-year contracts written compared to the same periods in 2014, with new treaties primarily benefiting catastrophe lines of business in the three and nine months ended September 30, 2015, as well as motor and property in the nine months ended September 30, 2015. On a comparative basis the impact of the multi-year premiums resulted in a decrease in gross premiums written of $65 million and $155 million in the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively.

The decrease in written premiums was also significantly impacted by foreign exchange movements in the three and nine months ended September 30, 2015, compared to the same periods in 2014, as the strength of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies. Foreign exchange movements resulted in a decrease of $6 million and $73 million in gross premiums written in the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively.

After adjusting for the impact of multi-year contracts and on a constant currency basis, our gross premiums written increased by $59 million, or 17% and $23 million or 1% in the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively. Both periods reported an increases in the liability, property and motor lines. The increases in the liability and property lines both reflected new business, with increased treaty participations also impacting the liability lines. The increase in the motor lines was attributable to favorable premium adjustments and new European business. The increase for the three months ended September 30, 2015 was partially offset by a decrease in the catastrophe lines driven by difficult market conditions resulting in treaty restructurings. The increase for the nine months ended September 30, 2015 was partially offset by decreases in the catastrophe, agriculture and professional lines driven by treaty restructurings and non-renewals.

Premiums Ceded: In the three and nine months ended September 30, 2015, the ratio of ceded premium to gross written premium increased to 10% and 6%, respectively, from 5% and 2% in the three and nine months ended September 30, 2014, respectively. Both periods increases were due to new retrocessional treaties primarily covering our catastrophe business.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2015		2014		% Change	2015		2014		% Change

Catastrophe	$51,116	11%	$82,415	15%	(38%)	$165,840	12%	$246,314	16%	(33%)
Property	78,343	17%	74,387	15%	5%	235,828	17%	238,309	15%	(1%)
Professional lines	81,986	17%	84,764	17%	(3%)	231,024	16%	257,884	17%	(10%)
Credit and Surety	59,601	13%	69,140	14%	(14%)	182,508	13%	198,424	13%	(8%)
Motor	72,893	15%	64,502	13%	13%	228,433	16%	200,535	13%	14%
Liability	77,441	16%	75,406	15%	3%	218,829	15%	213,869	14%	2%
Agriculture	33,684	7%	34,389	7%	(2%)	101,335	7%	127,463	8%	(20%)
Engineering	15,128	3%	14,152	3%	7%	43,133	3%	45,271	3%	(5%)
Other	4,599	1%	5,178	1%	(11%)	13,336	1%	15,730	1%	(15%)
Total	$474,791	100%	$504,333	100%	(6%)	$1,420,266	100%	$1,543,799	100%	(8%)

Net premiums earned decreased by $30 million or 6% and $124 million or 8% in the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively (on a constant currency basis, net premiums earned decreased 3% and 6% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014). The decrease was primarily driven by the reductions in the business written in the catastrophe and credit and surety lines in recent periods as well as an increase in the premiums ceded, reflecting increased retrocessional covers purchased primarily in the catastrophe lines. In addition the year to date decrease was also impacted by lower earned premiums in professional and agriculture lines. These quarterly and year to date decreases were partially offset by growth in the motor lines.

Other Insurance Related Income:

The decrease in other insurance related income of $7 million in the three months ended September 30, 2015, compared to the same period in 2014, reflected the favorable fair value adjustments to the economic hedges purchased to protect our agriculture line of business against fluctuations in commodity prices that we recorded in the prior year.

The other insurance related income in the nine months ended September 30, 2015, was comparable to the same period in 2014. We reported an increase in the net results of our weather and commodity business during 2015, while mark to market gains on agricultural hedges drove the income in the same period of 2014 .

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2015	% Point Change	2014	2015	% Point Change	2014

Current accident year	67.4%	4.4	63.0%	65.5%	4.5	61.0%
Prior year reserve development	(9.0%)	1.9	(10.9%)	(10.1%)	(1.1)	(9.0%)
Loss ratio	58.4%	6.3	52.1%	55.4%	3.4	52.0%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 67.4% and 65.5% in the three and nine months ended September 30, 2015, respectively, from 63.0% and 61.0% in the three and nine months ended September 30, 2014, respectively. The increases for both periods were impacted by an increased level of catastrophe and weather-related losses. During the three and nine months ended September 30, 2015, we incurred pre-tax losses related to catastrophe and weather-related losses of $24 million and $45 million, respectively, including $20 million related to the Tianjin port explosion, compared to $3 million and $17 million related to catastrophes and weather-related losses incurred in the three and nine months ended September 30, 2014, respectively. After adjusting for the impact of these losses, our current accident year loss ratio in the three months ended September 30, 2015 was comparable to the same period in 2014. Increases due to changes in the business mix, increased loss experience in the credit and surety lines and the impact of lower rates, were offset by an improvement in the agriculture loss provisions.

After adjusting for the impact of catastrophe and weather-related losses, our current accident year loss ratio in the nine months ended September 30, 2015 was 62.3%, compared to 59.9% in the nine months ended September 30, 2014, with the increase driven by changes in the business mix, primarily reflecting the reduction in our catastrophe exposures, and the impact of lower rates, partially offset by an improvement in agriculture loss provisions.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio: The reinsurance segment's acquisition cost ratio increased in both the three and nine months ended September 30, 2015 compared to the same periods in 2014, driven by higher acquisition costs paid in certain lines of business, changes in the business mix and variances in the adjustments related to loss-sensitive features in reinsurance contracts, primarily due to prior year loss reserve releases.

General and Administrative Expense Ratio: The reinsurance segment's general and administrative expense ratio was slightly higher for the three months ended September 30, 2015 at 7.4% compared to 7.3% for the same period in 2014, driven by decreased net earned premiums, largely offset by a reduction in the allocation of certain corporate expenses. The general and administrative expense ratio increased in the nine months ended September 30, 2015 to 7.8% compared to 6.9% for the same period in 2014. The increase in the general and administrative expense ratio primarily reflects the impact of decreased net earned premiums and increased costs associated with new growth initiatives.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2015	% Change	2014	2015	% Change	2014

Corporate expenses	$23,604	(23%)	$30,554	$83,826	(9%)	$92,530
Foreign exchange gains	(28,088)	(61%)	(72,292)	(69,200)	19%	(58,353)
Interest expense and financing costs	12,918	(37%)	20,344	38,114	(33%)	56,913
Income tax expense (benefit)	30	nm	(4,098)	1,155	(88%)	9,527
Total	$8,464	nm	$(25,492)	$53,895	(46%)	$100,617

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.6% and 3.0% for the three and nine months ended September 30, 2015, compared to 3.2% for each of the respective periods in 2014. The quarterly decrease in corporate expenses is primarily attributable to the PartnerRe merger-related expense reimbursement of $35 million and lower operational excellence initiatives costs, partially offset by merger-related expenses incurred during the quarter of $27 million and reorganization related corporate expenses of $5 million. The year-to-date decrease was attributable to adjustments to senior leadership executive stock-compensation awards and lower performance-based incentive accruals partially offset by PartnerRe merger-related expenses incurred, net of the expense reimbursement fee received.

Foreign Exchange Gains: Some of our business is written in currencies other than the U.S. Dollar. The foreign exchange gains for the periods presented were largely driven by the re-measurement of our net insurance related liabilities. The foreign exchange gains for the three months ended September 30, 2015 were primarily driven by depreciation of the Sterling and Australian Dollar against the U.S. Dollar. The foreign exchange gains for the nine months ended September 30, 2015 were primarily driven by the depreciation of the euro, Sterling and Australian Dollar. Comparatively, for the three and nine months ended September 30, 2014, depreciation of the euro and Sterling against the U.S. Dollar was the primary driver of the foreign exchange gains.

Interest Expense and Financing Costs: Interest expense and financing costs, which primarily related to interest due on our senior notes, decreased in the three and nine months ended September 30, 2015 compared to the same periods of 2014, as a result of the repayment of the $500 million of our 5.75% senior unsecured notes which matured on December 1, 2014.

Income Tax Expense (Benefit): Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense (benefit) divided by net income before tax, was insignificant and 0.2% in the three and nine months ended September 30, 2015, This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The primary factor in the change in effective tax rate in the three and nine months ended September 30, 2015 was the geographical distribution of income, as while we generated consolidated pre-tax net income in the three and nine months ended September 30, 2015, the majority of our operating income as well as the PartnerRe merger termination fees received were recognized in Bermuda. The tax expense was further impacted by realized losses on investments in our European entities.

The effective tax rates in the three and nine months ended September 30, 2014 were (1.5%) and 1.5%, respectively. The primary factor in the effective tax rate for each period was the geographical distribution of income. We generated consolidated pre-tax net income in the three and nine months ended September 30, 2014, however the magnitude of underwriting losses borne by our operations in the United States drove the recognition of an income tax benefit in the three months ended September 30, 2014, and a lowered tax expense in the nine months ended September 30, 2014.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended September 30,			Nine months ended September 30,
	2015	% Change	2014	2015	% Change	2014

Fixed maturities	$75,980	1%	$74,996	$220,066	(3%)	$226,475
Other investments	(27,421)	(710%)	(3,384)	17,616	(62%)	45,868
Equity securities	3,445	70%	2,022	7,795	(19%)	9,609
Mortgage loans	482	nm	—	776	nm	—
Cash and cash equivalents	993	(52%)	2,081	3,770	(59%)	9,127
Short-term investments	83	(41%)	141	277	(54%)	600
Gross investment income	53,562	(29%)	75,856	250,300	(14%)	291,679
Investment expense	(7,877)	(15%)	(9,294)	(23,964)	(13%)	(27,508)
Net investment income	$45,685	(31%)	$66,562	$226,336	(14%)	$264,171

Pre-tax yield:(1)
Fixed maturities	2.5%		2.4%	2.4%		2.4%

nm - not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

The decrease in year-to-date investment income from fixed maturities was primarily due to smaller average investment balances, following the repayment of $500 million of our senior notes during December 2014.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Hedge, direct lending and real estate funds	$(23,483)	$(9,113)	$10,357	$28,808
CLO - Equities	(3,938)	5,729	7,259	17,060
Total net investment income from other investments	$(27,421)	$(3,384)	$17,616	$45,868

Pre-tax return on other investments(1)	(3.3%)	(0.3%)	2.0%	4.6%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

The total net investment income from other investments decreased this quarter and year-to-date over the comparable periods of 2014 primarily due to a decline in the performance of the global equity markets which translated into lower valuations on our hedge funds.

The decline in value of CLO - Equities in the quarter reflected the decline in the underlying loan valuations.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

On sale of investments:
Fixed maturities and short-term investments	$(42,741)	$9,111	$(66,579)	$21,434
Equity securities	(1,327)	74,768	(1,505)	121,660
	(44,068)	83,879	(68,084)	143,094
OTTI charges recognized in earnings	(32,301)	(9,431)	(62,762)	(12,121)
Change in fair value of investment derivatives	6,412	3,000	7,228	(9,644)
Net realized investment gains (losses)	$(69,957)	$77,448	$(123,618)	$121,329

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. Net losses during the current quarter and year-to-date are primarily due to foreign exchange losses on non-U.S. denominated securities, as a result of the strengthening of the U.S. dollar.

OTTI charges

For the three months ended September 30, 2015, OTTI charges were driven by impairments on high yield corporate debt securities as a result of the widening of credit spreads and by exchange-traded funds (ETFs) which are unlikely to recover in the near term. The nine months ended September 30, 2015 also included impairments on non-U.S. denominated bond mutual funds that we were no longer able to assert that we had the intent to hold until full recovery of cost due to the future reallocation to other asset classes.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During the current quarter, our foreign exchange hedges resulted in $6 million of net gains which related primarily to securities denominated in the Australian dollar and Mexican Peso.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net investment income	$45,685	$66,562	$226,336	$264,171
Net realized investments gains (losses)	(69,957)	77,448	(123,618)	121,329
Change in net unrealized gains/losses	(26,441)	(250,583)	(52,965)	(92,776)
Total	$(50,713)	$(106,573)	$49,753	$292,724

Average cash and investments(1)	$14,893,376	$15,622,534	$14,919,752	$15,339,759

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	(0.3%)	(0.7%)	0.3%	1.9%
Exclusive of investment related foreign exchange movements	(0.1%)	(0.1%)	0.9%	2.4%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	September 30, 2015		December 31, 2014
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$12,217,258	$12,139,595	$12,185,973	$12,129,273
Equities	685,462	689,157	531,648	567,707
Mortgage loans	129,431	129,431	—	—
Other investments	630,180	800,319	736,599	965,465
Short-term investments	7,152	7,152	107,534	107,534
Total investments	$13,669,483	$13,765,654	$13,561,754	$13,769,979

Cash and cash equivalents(1)	$1,180,473	$1,180,473	$1,209,695	$1,209,695

(1)	Includes restricted cash and cash equivalents of $188 million and $288 million at September 30, 2015 and at December 31, 2014, respectively.

The fair value of our total investments decreased by $4 million as net investment purchases during the period were more than offset by the widening of credit spreads on both investment grade and high-yield corporates and the strengthening of the US dollar on foreign currency denominated holdings.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	September 30, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,864,458	15%	$1,620,077	12%
Non-U.S. government	772,714	6%	1,033,543	9%
Corporate debt	4,492,083	37%	4,361,124	36%
Agency RMBS	2,207,708	18%	2,278,108	19%
CMBS	1,077,859	9%	1,096,888	9%
Non-Agency RMBS	103,897	1%	73,086	1%
ABS	1,439,223	12%	1,461,586	12%
Municipals(1)	181,653	2%	204,861	2%
Total	$12,139,595	100%	$12,129,273	100%

Credit ratings:
U.S. government and agency	$1,864,458	15%	$1,620,077	12%
AAA(2)	4,251,593	35%	4,720,852	39%
AA	1,319,101	11%	1,034,047	9%
A	2,274,959	19%	2,204,984	18%
BBB	1,404,478	12%	1,516,815	13%
Below BBB(3)	1,025,006	8%	1,032,498	9%
Total	$12,139,595	100%	$12,129,273	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS.

(3)	Non-investment grade securities.

At September 30, 2015, our fixed maturities had a weighted average credit rating of AA- (2014: AA-) and an average duration of 3.1 years (2014: 3.0 years). The interest rate swap positions introduced in 2013, which reduced duration to 2.9 years at December 31, 2014, were closed during the first quarter of 2015. When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $13.3 billion), the average credit rating would be AA- (2014: AA-) and duration (including interest rate swaps) would be 2.9 years (2014: 2.7 years).

During the year, net unrealized losses on fixed maturities increased from $57 million at December 31, 2014 to $78 million at September 30, 2015.

Equities

During the year, net unrealized gains on equities decreased from $36 million at December 31, 2014 to $4 million at September 30, 2015. The decrease was due to a decline in valuations reflective of performance of the global equity markets.

Mortgage Loans

During the year, we invested in $129 million of commercial mortgage loans. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type to reduce the risk of concentration.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	September 30, 2015		December 31, 2014

Hedge funds
Long/short equity funds	$154,099	19%	$298,907	31%
Multi-strategy funds	341,452	43%	324,020	34%
Event-driven funds	140,343	18%	185,899	19%
Leveraged bank loan funds	75	—%	9,713	1%
Total hedge funds	635,969	80%	818,539	85%

Direct lending funds	79,283	10%	54,438	6%
Real estate funds	4,369	1%	—	—%

Total hedge, direct lending and real estate funds	719,621	91%	872,977	91%

CLO - Equities	80,698	9%	92,488	9%
Total other investments	$800,319	100%	$965,465	100%

The $183 million decrease in the fair value of our total hedge funds in 2015 was driven by $190 million of net redemptions offset by $7 million of price appreciation.

We have made total commitments of $310 million to managers of direct lending funds. To date, $76 million of our total commitment has been called.

During 2015, we made a $100 million commitment to a real estate fund, of which $5 million has been called to date.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a general discussion of our liquidity and capital resources. During the nine months ended September 30, 2015, we:

•	reduced the maximum aggregate utilization capacity of our letter of credit facility with Citibank Europe plc from $750 million to $500 million;

•
on August 3, 2015, we accepted a request from PartnerRe to immediately terminate the Amalgamation Agreement with the Company. PartnerRe paid AXIS Capital a $315 million fee in connection with the termination. Following the termination of the Amalgamation Agreement the Company reinstated its share repurchase program. As part of this program, the Company entered into an Accelerated Share Repurchase agreement ("ASR") to repurchase an aggregate of $300 million of the Company’s ordinary shares. The proceeds from the termination of the amalgamation were the primary source of funds used for the ASR. At October 29, 2015 the remaining authorization under the repurchase program approved by our Board of Directors was $444 million.

The following table summarizes our consolidated capital for the periods indicated:

	September 30, 2015	December 31, 2014

Senior notes	$991,562	$990,790

Preferred shares	627,843	627,843
Common equity	5,198,523	5,193,278
Shareholders’ equity attributable to AXIS Capital	5,826,366	5,821,121
Total capital	$6,817,928	$6,811,911

Ratio of debt to total capital	14.5%	14.5%

Ratio of debt and preferred equity to total capital	23.8%	23.8%

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

Common Equity

During the nine months ended September 30, 2015, our common equity increased by $5 million. The following table reconciles our opening and closing common equity positions:

Nine months ended September 30,	2015

Common equity - opening	$5,193,278
Net income attributable to AXIS Capital	496,838
Shares repurchased for treasury	(264,076)
Unsettled accelerated share repurchase	(60,000)
Change in unrealized appreciation on available for sale investments, net of tax	(48,168)
Common share dividends	(88,379)
Preferred share dividends	(30,066)
Share-based compensation expense recognized in equity	19,906
Foreign currency translation adjustment	(23,851)
Shares issued and stock options exercised	3,041
Common equity - closing	$5,198,523

In August, 2015, under the terms of the ASR, the Company paid $300 million to Goldman Sachs and repurchased an initial 4,149,378 ordinary shares. The initial shares acquired were transacted based on 80% of the $300 million total paid to Goldman Sachs. Accordingly, $240 million of shares repurchased are included as treasury shares in the Consolidated Balance Sheet with the remaining $60 million included as a reduction to additional paid-in capital until the completion of the ASR agreement. Refer to Item 1, Note 10 to the Consolidated Financial Statements for more information related to the ASR agreement.

At October 29, 2015, the remaining authorization under the common share repurchase program approved by our Board of Directors was $444 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, continues to describe the significant estimates and judgments included in the preparation of our Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

Refer to Item 8, Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of recently issued accounting pronouncements that we have not yet adopted. Refer to Item 1, 'Note 1 - Basis of Presentation and Accounting Policies' to the Consolidated Financial Statements for a discussion on the early adoption of the new consolidation standard ASU 2015-02.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2015, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we present operating income, consolidated underwriting income and underwriting-related general and administrative expenses, which are “non-GAAP financial measures” as defined in Regulation G.

Operating income represents after-tax operational results without consideration of after-tax net realized investment gains (losses), foreign exchange losses (gains), termination fee received and reorganization and related expenses. We also present diluted operating income per common share and operating return on average common equity (“operating ROACE”), which are derived from the non-GAAP operating income measure.

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

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income available to common shareholders	$247,620	$279,104	$466,772	$606,992
Net realized investment (gains) losses, net of tax(1)	67,897	(75,966)	119,442	(107,377)
Foreign exchange gains, net of tax(2)	(27,410)	(70,368)	(68,456)	(57,034)
Termination fee received(3)	(280,000)	—	(280,000)	—
Reorganization and related expenses, net of tax(4)	42,924	—	42,924	—
Operating income	$51,031	$132,770	$280,682	$442,581

Earnings per common share - diluted	$2.50	$2.68	$4.65	$5.68
Net realized investment (gains) losses, net of tax	0.68	(0.73)	1.19	(1.00)
Foreign exchange gains, net of tax	(0.28)	(0.68)	(0.69)	(0.54)
Termination fee received	(2.82)	—	(2.79)	—
Reorganization and related expenses, net of tax	0.43	—	0.43	—
Operating income per common share - diluted	$0.51	$1.27	$2.79	$4.14

Weighted average common shares and common share equivalents - diluted(5)	99,124	104,247	100,468	106,953

Average common shareholders’ equity	$5,259,619	$5,259,257	$5,195,901	$5,190,383

ROACE (annualized)	18.8%	21.2%	12.0%	15.6%

Operating ROACE (annualized)	3.9%	10.1%	7.2%	11.4%

(1)
Tax cost (benefit) of ($2,060) and $1,482 for the three months ended September 30, 2015 and 2014, respectively, and ($4,176) and $13,952 for the nine months ended September 30, 2015 and 2014, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost of $678 and $1,924 for the three months ended September 30, 2015 and 2014, respectively, and $744 and $1,319 for the nine months ended September 30, 2015 and 2014, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)	Tax impact is nil.

(4)
Tax benefit of $2,943 and nil for the three months ended September 30, 2015 and 2014, respectively, and $2,943 and nil for the nine months ended September 30, 2015 and 2014, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, reflecting the jurisdictional apportionment and related tax treatment of the individual components of the reorganization and related expenses.

(5)	Refer to Item 1, Note 9 to our Consolidated Financial Statements for further details on the dilution calculation.
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

The termination fee received represents the break-up fee paid by PartnerRe Ltd. following the cancellation of the amalgamation agreement with AXIS Capital and is not indicative of future revenues of the Company.

Reorganization and related expenses are primarily driven by business decisions, the nature and timing of which is unrelated to the underwriting process and which are not representative of underlying business performance.

In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (or losses), foreign exchange gains (or losses), termination fee received and reorganization and related expenses to understand the profitability of recurring sources of income.

We believe that showing net income available to common shareholders exclusive of net realized gains (or losses), foreign exchange gains (or losses), termination fee received and reorganization and related expenses reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

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

As noted above, foreign exchange gains (or losses) in our Consolidated Statements of Operations primarily relate to our net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange rate gains (or losses) on our investment portfolio generally offset a large portion of the foreign exchange gains (or losses) arising from our underwriting portfolio. As a result, we believe that foreign exchange gains (or losses) are not a meaningful contributor to our underwriting performance and, therefore, exclude them from consolidated underwriting income.

Termination fee received represents the break-up fee received on the cancellation of the amalgamation agreement between PartnerRe Ltd. and AXIS Capital and should be excluded from consolidated underwriting income since it is not related to underwriting operations.

Reorganization and related expenses are driven by business decisions, the nature and timing of which are unrelated to the underwriting process and for this reason they are excluded from consolidated underwriting income.

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

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2015
Net managed assets (liabilities), excluding derivatives	$4,056	$(108,680)	$63,062	$(236,160)	$(99,712)	$25,474	$39,197	$(312,763)
Foreign currency derivatives, net	(33,319)	110,529	(67,921)	257,715	135,421	(12,534)	25,199	415,090
Net managed foreign currency exposure	(29,263)	1,849	(4,859)	21,555	35,709	12,940	64,396	102,327
Other net foreign currency exposure	1,188	—	—	57,463	6,455	—	112,043	177,149
Total net foreign currency exposure	$(28,075)	$1,849	$(4,859)	$79,018	$42,164	$12,940	$176,439	$279,476
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.5%)	—%	(0.1%)	1.4%	0.7%	0.2%	3.0%	4.8%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(2,808)	$185	$(486)	$7,902	$4,216	$1,294	$17,644	$27,947

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2015, our total net foreign currency exposure was $279 million net long, driven by other net foreign currency exposures which include assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. Our emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2015. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended September 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(2)

July 1-31, 2015	3,665	$54.36	—	$749.2 million
August 1-31, 2015(3)	4,251,452	$57.83	4,247,824	$443.5 million
September 1-30, 2015	1,511	$54.84	—	$443.5 million
Total	4,256,628		4,247,824	$443.5 million

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

(3)	Includes 4,149,378 shares initially acquired under the accelerated share repurchase program. Refer Item 1, Note 10 to our Consolidated Financial Statements for additional details.

ITEM 6.     EXHIBITS

2.1
Termination Agreement, dated August 2, 2015, by and between AXIS Capital Holdings Limited and PartnerRe Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2015).

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

10.1
Master Confirmation and form of Supplemental Confirmation, dated August 17, 2015, by and between AXIS Capital Holdings Limited and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 19, 2015).

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: October 29, 2015

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)